Form 10-K
period 1994-01-29
TJX COMPANIES INC /DE/
filed 1994-04-22
CIK 109198

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-K
             /X/Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                                     or
           / /Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
For the fiscal year ended                            Commission file number
January 29, 1994                                             1-4908
                           The TJX Companies, Inc.
           (Exact name of registrant as specified in its charter)

         Delaware                                         04-2207613
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)

   770 Cochituate Road
Framingham, Massachusetts                                   01701
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (508) 390-1000

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
     Title of each class                                on which registered
Common Stock, par value $1.00                       New York Stock Exchange
Series C Cumulative Convertible Preferred
  Stock, par value $1.00                            New York Stock Exchange
9-1/2% Sinking Fund Debentures due
  May 1, 2016                                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                    NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X. NO.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 1994 was $1,956,256,898.

     There were 73,449,736 shares of the Registrant's Common Stock, $1 par value, outstanding as of March 15, 1994.




DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended January 29, 1994 (certain parts as indicated herein) (Parts I and II).

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 1994 (Part III).



ITEM 1.   Business

     The Company is the largest off-price specialty apparel retailer in North America, comprised of the T.J. Maxx and Winners family apparel chains, the Hit or Miss chain of women's specialty stores and Chadwick's of Boston mail-order catalog. T.J. Maxx, Hit or Miss and Chadwick's of Boston operate in the United States and Winners operates in Canada. The Company is also developing HomeGoods which operates home fashions stores in the United States and T.K. Maxx, a new venture in the United Kingdom, which will be a T.J. Maxx-like business.

     The Company strives to provide value to its customers by delivering brand names, fashion, quality and price. During the fiscal year ended January 29, 1994 ("fiscal 1994"), the Company's stores derived 30.9% of its sales from the Northeast, 24.3% from the Midwest, 28.0% from the South, 1.6% from the Central States, 12.5% from the West and 2.7% from Canada.

     The greatest share of sales volume is done through the Company's T.J. Maxx chain, which operates 512 stores in 47 states, with an average store size of 27,000 gross square feet. T.J. Maxx sells a broad range of brand name family apparel, accessories, women's shoes, domestics, giftware and jewelry at prices generally 20% to 60% below department and specialty store regular prices. Hit or Miss, with 493 stores averaging 4,000 square feet in 34 states, is a chain of off-price women's specialty apparel stores featuring women's brand name and private label fashions including both wear-to-work and weekend wear. Chadwick's of Boston sells, through a mail-order catalog, women's career and casual fashion apparel priced significantly below department store regular prices. Winners Apparel Ltd., which was acquired by the Company in fiscal 1991, is a Canadian off-price family apparel retailer, which operates 27 stores in Canada. HomeGoods, a new business the Company began testing in fiscal 1993, sells domestics, giftware and other home fashions and operates a total of 10 stores. T.K. Maxx anticipates opening its first two stores in the United Kingdom in the spring of 1994. Unless otherwise indicated, all figures herein relating to numbers of stores are as of January 29, 1994.

     In common with the business of apparel retailers generally, the Company's business is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.



















     Set forth in the following table are the locations of stores operated by the Company's United States operations as of January 29, 1994:

                                               T.J. Maxx      Hit or Miss

Alabama................................             9              3
Arizona................................             7              1
Arkansas...............................             2              -
California.............................            44             38
Colorado...............................             8              4
Connecticut............................            18             21
Delaware...............................             2              1
District of Columbia...................             -              3
Florida................................            38             41
Georgia................................            15              9
Idaho..................................             1              -
Illinois...............................            36             33
Indiana................................             8              5
Iowa...................................             3              1
Kansas.................................             3              2
Kentucky...............................             4              3
Louisiana..............................             5              7
Maine..................................             4              2
Maryland...............................             9             12
Massachusetts..........................            35             39
Michigan...............................            22             23
Minnesota..............................            12              6
Mississippi............................             1              -
Missouri...............................             9             10
Montana................................             1              -
Nebraska...............................             2              -
Nevada.................................             2              -
New Hampshire..........................             8              5
New Jersey.............................            14             48
New Mexico.............................             1              -
New York...............................            33             30
North Carolina.........................            13             11
North Dakota...........................             2              -
Ohio...................................            29             22
Oklahoma...............................             2              2
Oregon.................................             3              -
Pennsylvania...........................            26             32
Rhode Island...........................             3             10
South Carolina.........................             8              4
South Dakota...........................             1              -
Tennessee..............................             8             10
Texas..................................            22             28
Utah...................................             3              -
Vermont................................             1              1
Virginia...............................            19             15
Washington.............................             7              -
West Virginia..........................             1              -
Wisconsin..............................             8             11
      Total Stores.....................           512            493

Winners Apparel Ltd. operates 27 stores in Canada: 2 in Alberta, 1 in Manitoba and 24 in Ontario.

HomeGoods operates a total of 10 stores: 4 in New England, 3 in the Cincinnati, Ohio area, and 3 in the Milwaukee, Wisconsin area.


                                  T.J. MAXX

     T.J. Maxx is the largest off-price family apparel chain in the United States, selling brand name family apparel and accessories, women's shoes, domestics, jewelry and giftware. T.J. Maxx's target customers are women between the ages 25 to 50, who typically have families with middle and upper-middle incomes and generally fit the profile of a department store shopper. Over 95% of T.J. Maxx's merchandise is first quality, and the balance consists of irregulars, samples and department or specialty store over-stocks. The chain uses a number of opportunistic buying strategies to purchase large quantities of merchandise at significant discounts from initial wholesale prices. Its strategies include special situation purchases, closeouts of current season fashions and out-of-season purchases of basic seasonal items for warehousing until the appropriate selling season. Pricing and markdown decisions and store replenishment requirements are determined centrally, using information provided by electronic point-of-sale computer terminals. T.J. Maxx employs a disciplined markdown policy to ensure that substantially all merchandise is sold within targeted selling periods.

     T.J. Maxx stores are generally located in suburban strip shopping centers, in close proximity to population centers, and average approximately 27,000 gross square feet. In recent years, T.J. Maxx has enlarged a number of stores to a larger prototype format, typically 30,000-40,000 square feet in size, and plans to enlarge highly successful stores where adjacent real estate is available. This larger format allows T.J. Maxx to expand all of its departments, with particular emphasis on its highly successful giftware and housewares departments.

     In fiscal 1994, 38 stores were opened, including 20 of the new larger prototype, and 5 were closed. In addition, 17 existing stores were expanded to the larger format bringing the total of T.J. Maxx stores in the larger format to 128. In fiscal 1995, approximately 45 new stores are planned, of which approximately 25 are expected to be larger stores, along with the planned expansion of 25-30 existing locations. During the past five years, T.J. Maxx has opened 211 new stores and closed 7. T.J. Maxx has increased its presence in the metropolitan New York market with the addition of stores on Long Island and in New Jersey. In addition, in fiscal 1994 T.J. Maxx opened a new distribution center in Charlotte, North Carolina, to help support its store growth.

                                 HIT OR MISS

     Hit or Miss sells first quality current season women's apparel, and targets working women 20 to 45 years old who desire up-to-date fashion and brand name quality merchandise at affordable prices. Hit or Miss sells nationally recognized brand name merchandise, purchased directly from manufacturers at prices below initial wholesale prices, and also sells private label merchandise, a large percentage of which is imported, in lines where quality, price and fashion are more important to customers than brand names. An aggressive markdown policy is pursued to achieve the turnover necessary to offer up-to-date fashionable merchandise. All purchasing, stocking, replenishment, initial pricing and markdowns are determined centrally rather than at the store level.

     A majority of Hit or Miss stores are located in suburban strip shopping centers, with the balance located in downtown areas, town centers and regional malls. Hit or Miss stores average approximately 4,000 gross square feet with an average of approximately 3,100 square feet of selling space.

     During fiscal 1994, Hit or Miss opened 18 stores and closed 30 stores as it continued with its real estate repositioning strategy initiated in fiscal 1993. The short average remaining lease life of the Hit or Miss stores provides the Company the opportunity to close additional stores, if warranted, in a cost effective manner. In the past five years, Hit or Miss has opened 161 new stores, and has closed 174 stores. Hit or Miss expects to open 35 new stores in fiscal 1995, and anticipates closing approximately 15 stores depending upon management's review of lease terms and store performance.

                            CHADWICK'S OF BOSTON

     The Chadwick's of Boston catalog features first quality, current fashion and classic merchandise, including career sportswear, casual wear, dresses, suits and accessories, with a mix of brand name and private label merchandise priced significantly below department store regular prices. Through marketing efforts, Chadwick's continues to refine the look of its catalogs. In the short term, Chadwick's will concentrate on its existing apparel lines, expanding large and petite sizes, and including menswear. Chadwick's target customers are 20 to 45 year old women interested in moderate to upper moderate priced merchandise and include both homemakers and working women.

     Chadwick's is continuing to invest in its infrastructure to support its growth. During fiscal 1993, Chadwick's completed a major addition to its fulfillment center and installed a state-of-the-art telephone order system and an upgraded order processing system. Further expansion of its fulfillment center, started in fiscal 1994, is currently near completion.

                            WINNERS APPAREL LTD.

     Winners Apparel Ltd., acquired by the Company in fiscal 1991, is a Canadian off-price family apparel retailer offering top brands and designer names at substantial savings. Winners emphasizes off-price designer and brand name misses sportswear, dresses and accessories as well as menswear and clothing for children and infants and toddlers. In addition, during the year Winners rolled-out giftware departments in all of its stores. In fiscal 1994, Winners opened 12 new stores and now operates a total of 27 stores. Winners entered new markets in the western provinces with stores in Calgary, Edmonton and Winnipeg. Winners expects to open 10 new stores in fiscal 1995 and to expand further into new Canadian markets. In support of its store growth, Winners moved into a new distribution facility during the year.

                                  HOMEGOODS

     The Company continues to test its new HomeGoods stores, designed to expand the Company's off-price presence in the home fashions market. Based on the continuing success of T.J. Maxx's domestics and giftware categories, the Company believes an opportunity exists for a chain of large off-price stores focusing exclusively on home fashions. HomeGoods offers a broad and deep range of home fashion products, including domestics, cookware, bath accessories, and giftware in a no-frills, multi-department store format. Still in the developmental stage, the Company has refined HomeGoods' merchandise mix and softened the look of its store layout. The stores currently average approximately 50,000 square feet, but the Company intends to move to a smaller 35,000 square foot prototype with future openings and has plans to downsize existing locations. The Company opened 4 HomeGoods stores in fiscal 1994 and expects to open 3-4 new stores in fiscal 1995.

     The first 6 stores were opened in former Ames locations for which the Company has assumed lease liability, enabling the Company to test this new concept at relatively low cost.

                                  T.K. MAXX

     During fiscal 1995, the Company will open its first T.K. Maxx stores in the United Kingdom, and begin testing the off-price family apparel concept overseas. This concept will be similar to T.J. Maxx and Winners, with 2 store openings planned for the spring and possibly 3-4 more in the fall.

                                  EMPLOYEES

     At January 29, 1994, the Company had approximately 36,000 employees, many of whom work less than 40 hours per week. In addition, temporary employees are hired during the peak back-to-school and holiday seasons. The Company has several collective bargaining agreements with the International Ladies Garment Workers Union ("ILGWU"), covering approximately 3,400 employees in its distribution facilities in Stoughton, West Bridgewater and Worcester, Massachusetts; Evansville, Indiana; Las Vegas, Nevada and Charlotte, North Carolina. Agreements for the three New England distribution facilities and the Las Vegas facility expire December 31, 1994, and it is expected that negotiations for new agreements will commence in October 1994. The Company considers its labor/management relations and overall employee relations to be good.

                                 COMPETITION

     The retail apparel business is highly competitive. The Company generally competes for customers with a variety of conventional and other retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, factory outlet stores and other off-price stores. Competitive factors important to the Company's customers include fashion, value, merchandise selection, brand name recognition and, to a lesser degree, store location. In addition, because the Company purchases much of its inventory opportunistically, the Company competes for merchandise with other national and regional off-price apparel retailers.

     Many of the Company's competitors handle identical or similar lines of merchandise and have comparable locations, and some have greater financial resources than the Company. The Company has relied and will continue to rely on a strong focus on consistently executing its mission of delivering exceptional fashion value to its target customers as a means of distinguishing itself from its competitors.

                                   CREDIT

     The Company's stores operate primarily on a cash-and-carry basis. Each chain accepts credit sales through programs offered by banks and others.







                           BUYING AND DISTRIBUTION

     Each of the Company's chains is serviced through its own centralized buying and distribution network. Each T.J. Maxx store is serviced by one of the chain's four distribution centers in Worcester, Massachusetts, Evansville, Indiana, Las Vegas, Nevada and Charlotte, North Carolina. T.J. Maxx's Charlotte distribution center of 600,000 square feet became operational in September 1993. Shipments are made twice a week by contract carrier to each store. All Hit or Miss stores are serviced by its warehouse facility in Stoughton, Massachusetts. Chadwick's of Boston's customers are serviced from its fulfillment center in West Bridgewater, Massachusetts, which was expanded in fiscal 1993, with further expansion currently near completion. Winners Apparel Ltd. stores are serviced from a new distribution center in Mississaugau, Ontario, which was opened in fiscal 1994.

ITEM 2.   Properties

     T.J. Maxx, Hit or Miss and Winners lease virtually all of their store locations. Leases are generally for 10 years with options to extend for one or more 5 year periods. The Company has the right to terminate certain leases before the expiration date under certain circumstances and for a specified payment.

     The approximate average size of a T.J. Maxx store is 27,000 square feet, Hit or Miss stores average approximately 4,000 square feet, Winners stores are approximately 21,000 square feet on average and HomeGoods stores currently average approximately 50,000 square feet. The Company owns four T.J. Maxx distribution facilities - a 500,000 square foot facility in Worcester, Massachusetts, a 980,000 square foot facility in Evansville, Indiana, a 400,000 square foot facility in Las Vegas, Nevada, and a 600,000 square foot facility in Charlotte, North Carolina. Hit or Miss leases its 334,000 square foot warehouse and office facility in Stoughton, Massachusetts under a lease expiring in September 1999, with renewal options extending to 2019. Chadwick's owns a 443,000 square foot fulfillment center and office facility in West Bridgewater, Massachusetts, with 110,000 square feet of additional expansion currently near completion. Chadwick's is also leasing a nearby 126,000 square foot warehouse and office facility. Winners leases 257,000 square feet of warehouse and office space in Mississaugau, Ontario. HomeGoods leases a 30,000 square foot processing center in Milford, Massachusetts as well as 50,000 square feet of the Hit or Miss distribution facility. In anticipation of its T.K. Maxx venture in the United Kingdom, the Company has leased a 62,000 square foot office and distribution facility in Yeading, England. The Company's, T.J. Maxx's and HomeGoods' executive and administrative offices are located in a 517,000 square foot office facility, which the Company leases in Framingham, Massachusetts.


     The table below indicates the approximate gross square footage of stores and distribution centers, by division, in operation as of January 29, 1994.


                                             (In Thousands)
                                   Stores         Distribution Centers
                                                  Leased         Owned

          T.J. Maxx                13,807           -            2,466
          Winners                     574         230
          Hit or Miss               1,964         214                -
          HomeGoods                   494          80                -
          Chadwick's                  N/A          84              330
          Total                    16,839         608            2,796

ITEM 3.   Legal Proceedings

     The Company is a defendant in a class action lawsuit, In Re TJX Companies, Inc., Consolidated Civil Action No. 10514, in the Court of Chancery of the State of Delaware. The former The TJX Companies, Inc. ("old TJX"), formerly an 83%-owned subsidiary of the Company, and the directors of old TJX are also named as defendants in this lawsuit. The lawsuit alleges that certain actions of the defendants in respect of the merger in 1989 of old TJX into The TJX Operating Companies, Inc., a wholly-owned subsidiary subsequently merged into the Company, constituted self-dealing, deception, unfair dealing, overreaching and a breach of fiduciary duties owed by the defendants to the then public stockholders of old TJX. In particular, the amended complaint alleges that the terms of the merger were unfair and offered inadequate consideration to the then public stockholders of old TJX. The suit seeks to recover unspecified monetary damages. The defendants have filed answers denying any wrongdoing. The Company believes that the substantive allegations of the case are without merit and that the case will not have a material effect on the Company's financial position.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     There was no matter submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1994.



ITEM 4A.  Executive Officers of the Registrant

     The following persons are the executive officers of the Company as of the date hereof:

                                     Office and Employment
Name                     Age         During Last Five Years

Bernard Cammarata        54     President, Chief Executive Officer and
                                Director since 1989 and Chairman of the T.J.
                                Maxx Division since 1986.  Executive Vice
                                President of the Company from 1986 to 1989.
                                President, Chief Executive Officer and
                                Director of the Company's former TJX
                                subsidiary from 1987 to 1989; President of T.J. Maxx, 1976 to 1986.

Donald G. Campbell       42     Senior Vice President - Finance since 1989.
                                Senior Financial Executive of the Company,
                                1988 to 1989; Senior Vice President - Finance and Administration Zayre Stores Division
                                1987-1988; Vice President and Corporate
                                Controller of the Company prior to 1987.

Sumner L. Feldberg       69     Chairman of the Board of Directors since
                                1989. Chairman of the Executive Committee of the Board of Directors since 1987; Chairman of the Board of Directors prior to 1987.

Richard Lesser           59     Executive Vice President of the Company since
                                1991, Senior Vice President of the Company
                                1989-1991 and President of the T.J. Maxx
                                Division since 1986.  Senior Executive Vice
                                President - Merchandising and Distribution
                                1986.  Executive Vice President - General
                                Merchandise Manager 1984 to 1986; Senior Vice
                                President - General Merchandise Manager 1981 to 1984.

     The foregoing were elected to their current Company offices by the Board
of Directors in June 1993.   All officers hold office until the next annual
meeting of the Board in June 1994 and until their successors are elected and qualified.


                                   PART II

ITEM 5.   Market for the Registrant's Common
          Stock and Related Security Holder Matters

     The information required by this Item is incorporated herein by reference from page 34 of the Annual Report, under the caption "Price Range of Common Stock," and from inside the back cover of the Annual Report, under the caption "Shareholder Information."


ITEM 6.   Selected Financial Data

     The information required by this Item is incorporated herein by reference from page 27 of the Annual Report, under the caption "Selected Financial Data."


ITEM 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     The information required by this Item is incorporated herein by reference from pages 29 through 31 of the Annual Report, under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."


ITEM 8.   Financial Statements and Supplementary Data

     The information required by this Item and not filed with this report as Financial Statement Schedules is incorporated herein by reference from pages 14 through 27 of the Annual Report, under the captions; "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Selected Information by Major Business Segment" and "Notes to Consolidated Financial Statements."


ITEM 9.   Disagreements on Accounting and
          Financial Disclosure

     Not applicable.


                                  PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 29, 1994 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference to the Proxy Statement. However, information under the captions "Executive Compensation Committee Report" and "Performance Graph" in the Proxy Statement is not so incorporated.





ITEM 11.  Executive Compensation

     The information required by this Item is incorporated by reference to the Proxy Statement.


ITEM 12.  Security Ownership of Certain
          Beneficial Owners and Management

     The information required by this Item is incorporated by reference to the Proxy Statement.


ITEM 13.  Certain Relationships and
          Related Transactions

     The information required by this Item is incorporated by reference to the Proxy Statement.

                                   PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed at Page F-1.

     Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

(3i) Articles of Incorporation.

     (a) Second Restated Certificate of Incorporation filed June 5, 1985 is incorporated by reference to Exhibit 3(a) to the Form 10-K filed for the fiscal year ended January 30, 1988.

     (b) Certificate of Amendment of Second Restated Certificate of Incorporation filed June 3, 1986 is incorporated by reference to
          Exhibit 3(a) to the Form 10-K for the fiscal year ended January 30, 1988.

     (c) Certificate of Amendment of Second Restated Certificate of Incorporation filed June 2, 1987 is incorporated by reference to
          Exhibit 3(a) to the Form 10-K for the fiscal year ended January 30, 1988.

     (d) Certificate of Amendment of Second Restated Certificate of Incorporation filed June 20, 1989 is incorporated by reference to
          Exhibit 8 to the Company's Current Report on Form 8-K dated June 21, 1989.

     (e) Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company filed May 3, 1988 is incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated April 29, 1988.



     (f) Certificate of Designations, Preferences and Rights of New Series A Cumulative Convertible Preferred Stock of the Company is incorporated by reference to Exhibit 4.6 to the Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-3 (Registration No. 33-50330).

     (g) Certificate of Designations, Preferences and Rights of $3.125 Series C Cumulative Convertible Preferred Stock of the Company is incorporated by reference to Exhibit 19.2 to the Form 10-Q filed for the quarter ended July 25, 1992.

(3ii) By-laws.

      (a) The by-laws of the Company, as amended, are incorporated by reference to Exhibit 3(f) to the Form 10-K for the fiscal year ended January 27, 1990.

(4) Instruments defining the rights of security holders, including indentures.

     (a) Common and Preferred Stock: See the Second Restated Certificate of Incorporation, as amended (Exhibit (3i)(a)-(g) hereto).

     (b) A composite copy of the Share Purchase Agreements dated as of April 15, 1992 regarding Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 4(c) to the Form 10-K filed for the fiscal year ended January 25, 1992.

     (c) Exchange Agreement dated as of August 6, 1992 between the Company and the holders of Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 19.1 to the Form 10-Q filed for the quarter ended July 25, 1992.

          Each other instrument relates to securities the total amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

(10) Material Contracts.

     (a) The Amended and Restated Employment Agreement dated as of April 26, 1988 with Stanley Feldberg is incorporated herein by reference to
          Exhibit 10(a) to the Form 10-K filed for the fiscal year ended January 30, 1988. The First Amendment to the 1988 Amended and Restated Employment Agreement of Stanley Feldberg dated June 8, 1993 is filed herewith. *

     (b) The Amended and Restated Employment Agreement dated as of June 1, 1989 with Sumner L. Feldberg is incorporated herein by reference to
          Exhibit 10(b) to the Form 10-K filed for the fiscal year ended January 27, 1990. The First Amendment dated as of December 9, 1992 to Sumner L. Feldberg's Amended and Restated Employment Agreement is incorporated herein by reference to Exhibit 10(b) to the Form 10-K for the fiscal year ended January 30, 1993. *

     (c) The Employment Agreement dated as of June 1, 1989 with Arthur F. Loewy is incorporated herein by reference to Exhibit 10(c) to the


          Form 10-K filed for the fiscal year ended January 27, 1990. The Amendment dated as of January 26, 1991 to Arthur F. Loewy's Employment Agreement is incorporated herein by reference to Exhibit 10(c) to the Form 10-K filed for the fiscal year ended January 26, 1991. Amendment No. 2 dated as of January 25, 1992 to Arthur F. Loewy's Employment Agreement is incorporated herein by reference to
          Exhibit 10(c) to the Form 10-K filed for the fiscal year ended January 25, 1992. Amendment No. 3 dated as of January 30, 1993 to Arthur F. Loewy's Employment Agreement is incorporated herein by reference to Exhibit 10(c) to the Form 10-K filed for the fiscal year ended January 30, 1993. Amendment No. 4, dated as of January 29, 1994, to Arthur F. Loewy's Employment Agreement is filed herewith. *

     (d) The Employment Agreement dated as of June 1, 1989 with Bernard Cammarata is incorporated herein by reference to Exhibit 10(d) to the Form 10-K filed for the fiscal year ended January 27, 1990. The Amendment to Employment Agreement with Bernard Cammarata dated as of February 1, 1992 is incorporated herein by reference to
          Exhibit 10(d) to the Form 10-K filed for the fiscal year ended January 30, 1993. *

     (e) The Amended and Restated Employment Agreement dated as of February 1, 1992 with Richard Lesser is incorporated herein by reference to
          Exhibit 10(e) to the Form 10-K filed for the fiscal year ended January 30, 1993. The Amendment to Richard Lesser's Employment Agreement dated as of January 31, 1994 is filed herewith. *

     (f) The Amended and Restated Employment Agreement dated as of February 1, 1992 with Donald G. Campbell is incorporated herein by reference to Exhibit 10(f) to the Form 10-K filed for the fiscal year ended
          January 30, 1993.   The Amendment to Donald G. Campbell's
          Employment Agreement dated as of January 31, 1994 is filed herewith. *

     (g)  The Management Incentive Plan, as amended, is filed herewith. *

     (h) The 1982 Long Range Management Incentive Plan, as amended, is filed herewith. *

     (i)  The 1986 Stock Incentive Plan, as amended, is filed herewith. *

     (j) The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is filed herewith. *

     (k) The General Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

     (l) The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. *

     (m) The 1993 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 1, 1993. *




     (n) The Retirement Plan for Directors, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 1, 1993. *

     (o) The form of Indemnification Agreement between the Company and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

     (p) The Trust Agreement dated as of April 8, 1988 between the Company and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

     (q) The Trust Agreement dated as of April 8, 1988 between the Company and Shawmut Bank of Boston, N.A. is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

     (r) The Distribution Agreement dated as of May 1, 1989 between the Company and Waban Inc. is incorporated herein by reference to
          Exhibit 3 to the Company's Current Report on Form 8-K dated June 21, 1989.

     (s) The Services Agreement between the Company and Waban Inc. dated as of May 1, 1989 is incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated June 21, 1989. Correspondence related to the Services Agreement is incorporated herein by reference to Exhibit 10(dd) to the Form 10-K filed for fiscal year ended January 27, 1990. Correspondence related to the Services Agreement is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for fiscal year ended January 26, 1991. Correspondence related to the Services Agreement is incorporated herein by reference to Exhibit 10(x) to the Form 10-K filed for the fiscal year ended January 25, 1992. Correspondence related to the Services Agreement is incorporated herein by reference to Exhibit 10(s) to the Form 10-K filed for fiscal year ended January 30, 1993. Correspondence related to the Services Agreement is filed herewith.

     (t) The Executive Services Agreement between the Company and Waban Inc. dated as of June 1, 1989, with respect to the services of Sumner L. Feldberg is incorporated herein by reference to Exhibit 10(ff) to the Form 10-K filed for the fiscal year ended January 27, 1990.

     (u) The Executive Services Agreement between the Company and Waban Inc. dated as of June 1, 1989, with respect to the services of Arthur F. Loewy is incorporated herein by reference to Exhibit 10(gg) to the Form 10-K filed for the fiscal year ended January 27, 1990. Amendment dated as of January 26, 1991 to Executive Services Agreement between the Company and Waban Inc. with respect to the services of Arthur F. Loewy is incorporated herein by reference to
          Exhibit 10(cc) to Form 10-K filed for the fiscal year ended January 26, 1991. Amendment No. 2 dated as of January 25, 1992 to Executive Services Agreement between the Company and Waban Inc. with respect to the services of Arthur F. Loewy is incorporated herein by reference to Exhibit 10(aa) to the Form 10-K filed for the fiscal year ended January 25, 1992. Amendment No. 3 dated as of January 30, 1993 to Executive Services Agreement between the Company and Waban Inc. with respect to the services of Arthur F. Loewy is incorporated herein by reference to Exhibit 10(u) to Form 10-K filed for the fiscal year ended January 30, 1993. Amendment No. 4 dated as of January 29, 1994 to Executive Services Agreement between the Company and Waban Inc. with respect to the services of Arthur F. Loewy is filed herewith.

     (v) The Agreement dated as of July 5, 1989 between the Company and Waban Inc. is incorporated herein by reference to Exhibit 10(hh) to the Form 10-K filed for the fiscal year ended January 27, 1990.

(11) Statement re computation of per share earnings.

     This statement is filed herewith.

(13) Annual Report to security holders.

     Portions of the Annual Report to Stockholders for the fiscal year ended January 29, 1994 are filed herewith.

(21) Subsidiaries.

     A list of the Registrant's subsidiaries is filed herewith.

(23) Consents of experts and counsel.

     The Consent of Coopers & Lybrand is contained on Page F-2 of the Financial Statements filed herewith.

(24) Power of Attorney.

     The Power of Attorney given by the Directors and certain Executive Officers of the Company is filed herewith.


*  Management contract or compensatory plan or arrangement.




                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   THE TJX COMPANIES, INC.



Dated: April 22, 1994
                                   /s/ Donald G. Campbell
                                   Donald G. Campbell
                                   Senior Vice President - Finance




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





/s/ BERNARD CAMMARATA                   /s/ DONALD G. CAMPBELL
Bernard Cammarata, President            Donald G. Campbell, Senior
and Principal Executive Officer         Vice President - Finance,
and Director                            Principal Financial and
                                        Accounting Officer



                                        JOHN M. NELSON*
Michael H. Davis, Director              John M. Nelson, Director




PHYLLIS B. DAVIS*                       ROBERT F. SHAPIRO*
Phyllis B. Davis, Director              Robert F. Shapiro, Director




STANLEY H. FELDBERG*                    BURTON S. STERN*
Stanley H. Feldberg, Director           Burton S. Stern, Director




SUMNER L. FELDBERG*                     FLETCHER H. WILEY*
Sumner L. Feldberg, Director            Fletcher H. Wiley, Director




ARTHUR F. LOEWY*                        ABRAHAM ZALEZNIK*
Arthur F. Loewy, Director               Abraham Zaleznik, Director





Dated: April 22, 1994
                                        *By /s/ DONALD G. CAMPBELL
                                        Donald G. Campbell
                                        as attorney-in-fact












                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549









                           THE TJX COMPANIES, INC.











                                  FORM 10-K

                                ANNUAL REPORT










                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                     AND
                        FINANCIAL STATEMENT SCHEDULES





                         For the Fiscal Years Ended
                     January 29, 1994, January 30, 1993
                            and January 25, 1992




THE TJX COMPANIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

 For Fiscal Years Ended January 29, 1994, January 30, 1993 and
 January 25, 1992



Report of Independent Accountants                                28*

Consent and Report of Independent Accountants                   F-2

Selected Quarterly Financial Data (Unaudited)                    34*

Consolidated Financial Statements:

    Consolidated Statements of Income for the fiscal
    years ended January 29, 1994, January 30, 1993 and
    January 25, 1992                                             14*

    Consolidated Balance Sheets as of January 29, 1994
    and January 30, 1993                                         15*

    Consolidated Statements of Cash Flows for the fiscal
    years ended January 29, 1994, January 30, 1993 and
    January 25, 1992                                             16*

    Consolidated Statements of Shareholders' Equity for
    the fiscal years ended January 29, 1994, January 30,
    1993 and January 25, 1992                                    17*

    Notes to Consolidated Financial Statements                19-27*

Schedules:

     V  Property, Plant and Equipment                           F-3

    VI  Accumulated Depreciation and Amortization of
        Property, Plant and Equipment                           F-4

    IX  Short-Term Borrowings                                   F-5

     X  Supplementary Income Statement Information              F-6


* Refers to page numbers in the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1994, certain portions of which pages are incorporated by reference in Part II, Item 8 of this report as indicated.


                                           CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements of The TJX Companies, Inc. on Form S-3
(File No.  33-50259) and  on Forms  S-8 (File  Nos. 2-79089
 and 33-12220) of (1) our report dated March 2, 1994 on our audits of the consolidated financial statements of The TJX
 Companies, Inc. as of January 29, 1994 and January 30, 1993 and for the years ended January 29, 1994, January 30, 1993 and January 25, 1992, which report is included in the 1993 Annual Report to Shareholders of The TJX Companies, Inc.
 and (2) our report dated March 2, 1994 on our audits of the financial statement schedules of The TJX Companies, Inc. as of January 29, 1994 and January 30, 1993, and for the years ended January 29, 1994, January 30, 1993 and January 25,
 1992, which report is included in this Annual Report on Form
10-K.




Boston, Massachusetts
April 19, 1994                     Coopers & Lybrand







                                           REPORT OF INDEPENDENT ACCOUNTANTS

     Our report on the consolidated financial statements of The TJX Companies, Inc. has been incorporated by reference in this  Form 10-K from page 28 of the 1993 Annual Report to
 Shareholders of The TJX Companies, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Boston, Massachusetts
March 2, 1994                      Coopers & Lybrand





                                                THE TJX COMPANIES, INC.

                                     SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (1)
                   For the Fiscal Years Ended January 29, 1994, January 30, 1993 and January 25, 1992
                                                        ($000's)


Column A                                     Column B          Column C        Column D          Column E           Column F
                                            Balance at        Additions                       Other Changes        Balance at
End
Classification                         Beginning of Period     at Cost*      Retirements       Add (Deduct)        of Period

January 29, 1994:
  Land and buildings                         $ 86,952         $ 23,841         $     -             $  -             $110,793
  Leasehold costs and improvements            222,665           39,307           5,043                -              256,929
  Furniture, fixtures and equipment           347,558           62,700          12,152                -              398,106

                                             $657,175         $125,848         $17,195             $  -             $765,828

January 30, 1993:
  Land and buildings                         $ 75,480         $ 11,472         $     -             $  -             $ 86,952
  Leasehold costs and improvements            190,346           45,453          13,134                -              222,665
  Furniture, fixtures and equipment           317,432           55,025          24,899                -              347,558

                                             $583,258         $111,950         $38,033             $  -             $657,175

January 25, 1992:
  Land and buildings                         $ 64,902         $ 10,578         $     -             $  -             $ 75,480
  Leasehold costs and improvements            155,321           38,059           3,034                -              190,346
  Furniture, fixtures and equipment           279,449           40,895           2,912                -              317,432

                                             $499,672         $ 89,532         $ 5,946             $  -             $583,258



(1) For financial reporting purposes, the Company provides for depreciation principally by use of the straight-line method as follows: buildings - 33 years; leasehold costs and improvements - shorter of the lease term or estimated useful life; and furniture, fixtures and equipment - 3 to 10 years.
* Capital expenditures are primarily for new stores, renovation of existing stores and the expansion of distribution centers.  Furniture, fixtures and equipment includes
 $4,069 for capital lease additions in fiscal 1993.

                                                THE TJX COMPANIES, INC.

                                         SCHEDULE VI - ACCUMULATED DEPRECIATION
                                   AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                   For the Fiscal Years Ended January 29, 1994, January 30, 1993 and January 25, 1992
                                                        ($000's)

Column A                                 Column B               Column C            Column D         Column E         Column F
                                        Balance at        Additions Charged to                    Other Changes       Balance
at End
Description                        Beginning of Period     Costs and Expenses     Retirements      Add (Deduct)      of Period

Year ended January 29, 1994:
  Land and buildings                    $ 10,798                $ 2,596             $     -          $      -         $ 13,394
  Leasehold costs and improvements        97,069                 22,945               4,281                 -          115,733
  Furniture, fixtures and equipment      169,683                 39,075              11,200                 -          197,558

                                        $277,550                $64,616             $15,481          $      -         $326,685


Year ended January 30, 1993:
  Land and buildings                    $  8,626                $ 2,172             $     -          $      -         $ 10,798
  Leasehold costs and improvements        83,177                 19,898               6,006                 -           97,069
  Furniture, fixtures and equipment      154,172                 38,011              22,500                 -          169,683

                                        $245,975                $60,081             $28,506          $      -         $277,550


Year ended January 25, 1992:
  Land and buildings                    $  6,709                $ 1,917             $     -          $      -         $  8,626
  Leasehold costs and improvements        67,495                 17,856               2,174                 -           83,177
  Furniture, fixtures and equipment      122,009                 34,142               1,979                 -          154,172

                                        $196,213                $53,915             $ 4,153          $      -         $245,975


                                                THE TJX COMPANIES, INC.

                                        SCHEDULE IX - SHORT-TERM BORROWINGS (1)

                   For the Fiscal Years Ended January 29, 1994, January 30, 1993 and January 25, 1992

                                                        ($000's)


Column A                            Column B          Column C            Column D           Column E (2)          Column F (3)
                                                                       Maximum Amount       Average Amount           Weighted
Average
Category of Aggregate              Balance at     Weighted Average   Outstanding During   Outstanding During         Interest
Rate During
Short-Term Borrowings            End of Period     Interest Rate         the Period           the Period            the Period

Payable to banks:
Year ended January 29, 1994            -                 -                $ 71,000             $12,942                3.41%

Year ended January 30, 1993            -                 -                $ 53,900             $ 7,109                4.00%

Year ended January 25, 1992            -                 -                $ 16,500             $   300                6.05%




Direct issue commercial paper:
Year ended January 29, 1994            -                 -                $120,000             $27,469                3.34%

Year ended January 30, 1993            -                 -                $ 70,000             $ 8,973                3.80%

Year ended January 25, 1992            -                 -                $ 10,000             $   192                6.12%


(1) See Note A in Notes to Financial Statements for description of credit lines.

(2) Daily weighted average.

(3) Actual amount of short-term interest divided by average amount outstanding.

                                                THE TJX COMPANIES, INC.

                                SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                   For the Fiscal Years Ended January 29, 1994, January 30, 1993 and January 25, 1992

                                                        ($000's)


              Column A                                                      Column B

                Item                                             Charged to Costs and Expenses

                                                 Fiscal Year Ended     Fiscal Year Ended      Fiscal Year Ended
                                                 January 29, 1994      January 30, 1993       January 25, 1992


1. Maintenance and repairs                             *                      *                      *

2. Depreciation and amortization of intangible
     assets, preopening costs and similar
     deferrals                                         *                      *                      *

3. Taxes, other than payroll and income taxes          *                      *                      *

4. Royalties                                           *                      *                      *

5. Advertising costs                                $120,995               $92,741                $70,095



* Less than 1% of sales



