Form 10-Q
period 1994-04-30
TJX COMPANIES INC /DE/
filed 1994-06-10
CIK 109198

PAGE 1

                               FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549


            /X/ Quarterly Report Under Section 13 and 15(d)
                 of the Securities Exchange Act of 1934
                                   or
         / / Transition Report Pursuant to Section 13 and 15(d)
                 of the Securities Exchange Act of 1934


For Quarter Ended April 30, 1994
Commission file number 1-4908



                        The TJX Companies, Inc.
         (Exact name of registrant as specified in its charter)


          DELAWARE                               04-2207613
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)


    770 Cochituate Road
 Framingham, Massachusetts                          01701
(Address of principal executive offices)         (Zip Code)


                             (508)390-1000
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

The number of shares of Registrant's common stock outstanding as of May 28, 1994: 73,456,447





                                   PAGE 2
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                     Thirteen Weeks Ended
                                                    April 30,       May 1,
                                                         1994         1993

Net sales                                            $851,736     $785,637

Cost of sales, including buying and
   occupancy costs                                    635,714      585,406

Selling, general and administrative expenses          177,609      157,931

Interest on debt and capital leases                     5,479        4,746

Income before income taxes and cumulative
   effect of accounting changes                        32,934       37,554

Provision for income taxes                             13,565       14,897

Income before cumulative effect of accounting
   changes                                             19,369       22,657

Cumulative effect of accounting changes                     -       (2,667)

Net income                                             19,369       19,990

Preferred stock dividends                               1,789        1,789

Net income available to common shareholders          $ 17,580     $ 18,201


Primary and fully diluted earnings per common share:

   Income before cumulative effect of
      accounting changes                                $ .24        $ .28
   Cumulative effect of accounting changes                  -         (.03)
   Net income                                           $ .24        $ .25

Cash dividends per common share                         $ .14        $.125


The accompanying notes are an integral part of the financial statements.






                                   PAGE 3
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEETS
                                 (UNAUDITED)
                                IN THOUSANDS

ASSETS                                  April 30,  January 29,      May 1,
                                             1994         1994        1993
Current assets:
  Cash and cash equivalents            $   30,287   $   58,102  $   46,949
  Accounts receivable                      49,609       30,639      37,456
  Merchandise inventories                 859,374      772,324     784,001
  Prepaid expenses                         29,859       20,791      30,875
      Total current assets                969,129      881,856     899,281

Property, at cost:
  Land and buildings                      112,841      110,793      87,596
  Leasehold costs and improvements        265,649      256,929     227,137
  Furniture, fixtures and equipment       405,557      398,106     357,700
                                          784,047      765,828     672,433
  Less accumulated depreciation           340,542      326,685     292,177
                                          443,505      439,143     380,256

Other assets                               13,636       13,744       9,578
Goodwill, net of amortization              91,883       92,627      94,680
TOTAL ASSETS                           $1,518,153   $1,427,370  $1,383,795

LIABILITIES

Current liabilities:
  Short-term debt                      $   10,000   $        -  $        -
  Current installments of
    long-term debt                          5,995        5,936       5,412
  Accounts payable                        400,091      340,578     392,837
  Accrued expenses and other
    current liabilities                   259,729      245,139     256,327
      Total current liabilities           675,815      591,653     654,576

Long-term debt exclusive of current
  installments:
  Real estate mortgages                    42,021       42,823      45,097
  Equipment notes                           5,900        6,031       7,399
  General corporate debt                  161,915      162,000     125,000

Deferred income taxes                      34,587       33,963      36,687











SHAREHOLDERS' EQUITY
Preferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  cumulative convertible stock of:
  - 250,000 shares of 8% Series A          25,000       25,000      25,000
  - 1,650,000 shares of 6.25% Series C     82,500       82,500      82,500
Common stock, par value $1, authorized
  150,000,000 shares, issued and
  outstanding 73,455,447, 73,430,615
  and 73,299,267 shares                    73,455       73,431      73,299
Additional paid-in capital                285,172      284,744     280,538
Retained earnings                         131,788      125,225      53,699
      Total shareholders' equity          597,915      590,900     515,036

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $1,518,153   $1,427,370  $1,383,795


The accompanying notes are an integral part of the financial statements.


                                   PAGE 4
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                IN THOUSANDS

                                                     Thirteen Weeks Ended
                                                    April 30,       May 1,
                                                         1994         1993
Cash flows from operating activities:
 Income before cumulative effect of
  accounting changes                                 $ 19,369     $ 22,657
   Adjustments to reconcile income before
    cumulative effect of accounting changes
    to net cash (used in) operating activities:
     Depreciation and amortization                     18,363       16,186
     Loss on property disposals                         2,500          265
     Other                                                (61)      (1,024)
     Changes in assets and liabilities:
      (Increase) in accounts receivable               (18,970)     (13,335)
      (Increase) in merchandise inventories           (87,050)    (111,647)
      (Increase) in prepaid expenses                   (9,068)     (12,982)
      Increase in accounts payable                     59,513       67,059
      Increase in accrued expenses and other
       current liabilities                             14,590          480
      Increase (decrease) in deferred income taxes        624         (276)

Net cash (used in) operating activities                  (190)     (32,617)

Cash flows from investing activities:
 Property additions                                   (24,352)     (16,405)

Cash flows from financing activities:
 Proceeds from borrowings of short-term debt           10,000            -
 Principal payments on long-term debt                    (959)      (1,083)
 Proceeds from sale and issuance of common
  stock, net                                              492        1,316
 Cash dividends                                       (12,806)     (10,953)

Net cash (used in) financing activities                (3,273)     (10,720)

Net (decrease) in cash and cash equivalents           (27,815)     (59,742)
Cash and cash equivalents at beginning of year         58,102      106,691

Cash and cash equivalents at end of period           $ 30,287     $ 46,949


The accompanying notes are an integral part of the financial statements.

                                 PAGE 5


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION


       Thirteen Weeks (First Quarter) ended April 30, 1994 versus
                    Thirteen Weeks ended May 1, 1993


Net sales for the first quarter were $851.7 million, up 8% from $785.6 million last year. The sales increase is primarily attributable to new stores. Same store sales increased 2% and 13% for T.J. Maxx and Winners, respectively, while same store sales decreased by 1% at Hit or Miss. In general, sales comparisons were impacted by an earlier Easter and a general softness, industrywide, in apparel sales. Chadwick's of Boston had a difficult quarter as sales increased only 5%, compared to its first quarter last year in which they achieved an 87% increase in sales. Chadwick's results reflect a poor performance by the spring catalogs where sales ran well below plan.

Net income for the first quarter was $19.4 million, or $.24 per common share, versus last year's first quarter earnings of $22.7 million or $.28 per common share before the net cumulative effect of accounting changes of $2.7 million recorded in that period. Net income in the prior period, after the one-time net charge for accounting changes, was $20.0 million or $.25 per common share.


The following table sets forth operating results expressed as a percentage of net sales:

                                               Percentage of Net Sales
                                                    13 Weeks Ended
                                               4/30/94          5/1/93

Net sales                                      100.0%           100.0%
Cost of sales, including buying and
  occupancy costs                               74.6             74.5
Selling, general and administrative expenses    20.9             20.1
Interest on debt and capital leases               .6               .6

Income before income taxes and cumulative
  effect of accounting changes                   3.9%             4.8%


Consolidated cost of sales, including buying and occupancy costs, as a percentage of net sales remained fairly constant year to year.

Selling, general and administrative expenses as a percentage of net sales increased primarily due to the weak sales performance at Chadwick's as well as the net operating results of T.K. Maxx, the Company's United Kingdom venture, and a reserve for the closing of the Value Mart operation.






                                 PAGE 6

The following table sets forth the operating results of the Company's major business segments: (unaudited)
                                               13 Weeks Ended
                                               (In Thousands)

                                           April 30,       May 1,
                                                1994         1993
Net sales:
  Off-price family apparel stores           $653,428     $593,740
  Off-price women's specialty stores          89,476       88,296
  Off-price catalog operation                108,832      103,601
                                            $851,736     $785,637

Operating income:
  Off-price family apparel stores           $ 46,679     $ 42,747
  Off-price women's specialty stores             243          123
  Off-price catalog operation                    972        6,483
                                              47,894       49,353

General corporate expense*                     8,828        6,398
Goodwill amortization                            653          655
Interest expense                               5,479        4,746

Income before income taxes and
  cumulative effect of accounting changes   $ 32,934     $ 37,554

* General corporate expense includes the net operating results of HomeGoods and Value Mart in both periods. In addition, the thirteen weeks ended April 30, 1994 includes the net operating results of T.K. Maxx and a reserve for the closing of the Value Mart operation.

The off-price family apparel stores segment, T.J. Maxx and Winners, recorded a 9% increase in operating income. Hit or Miss, which has a narrower merchandise mix, was more directly impacted by the softness in apparel sales and posted only a modest increase in operating income versus last year's first quarter. Chadwick's of Boston experienced a decrease in operating income as compared to last year's increase of 86%, which was largely the result of a poor performance of the spring catalogs.

Stores in operation at the end of the period are as follows:

                                 April 30, 1994       May 1, 1993

      T.J. Maxx                        513                485
      Hit or Miss                      504                498
      Winners                           28                 21
      HomeGoods                         10                  6
      T.K. Maxx                          2                  -
                                 PAGE 7

Financial Condition

Cash flows from operating and financing activities for the three months reflect increases in inventory, accounts payable, and short-term borrowings, which are primarily due to normal seasonal requirements. In addition for the period ended May 1, 1993, cash flows were impacted by an increase in income taxes paid due to the Ames settlement received in December 1992.

As of April 30, 1994, the Company has unsecured committed short-term credit lines totalling $200 million and is currently expanding these lines to $300 million. These lines, when needed, are drawn upon or used as backup to the Company's commercial paper program. The Company believes that internally generated funds along with its ability to access external financing sources, will meet its needs.

The Company has available reserves for lease and other contingent liabilities associated with the 1988 sale of the Company's former Zayre Stores division to Ames Department Stores, Inc. and the Company believes that these reserves should be adequate to cover all reasonably expected liabilities that it may incur as a result of the Ames bankruptcy. On December 30, 1992, Ames emerged from bankruptcy pursuant to a plan of reorganization.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first three months are not necessarily indicative of results for the full fiscal year, because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2. The preceding data are unaudited and reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by the Company for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied.

3. The Company has available reserves for lease and other contingent liabilities associated with the 1988 sale of the Company's former Zayre Stores division to Ames Department Stores, Inc. and the Company believes that these reserves should be adequate to cover all reasonably expected liabilities that it may incur as a result of the Ames bankruptcy. On December 30, 1992, Ames emerged from bankruptcy pursuant to a plan of reorganization.

4. The Company's cash payments for interest expense and income taxes are as follows: (in thousands)
                                               Thirteen Weeks Ended
                                               April 30,     May 1,
                                                    1994       1993
     Cash paid for:
        Interest on debt and capital leases       $1,201    $ 2,405
        Income taxes                               4,828     21,695

5. Effective January 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the adjustment of deferred tax assets and liabilities to reflect the effect of enacted changes in tax laws or rates. In connection with the adoption of SFAS No. 109, the Company recorded as a cumulative effect of an accounting change, a gain of $3,478,000, or $.05 per share, which represents the net decrease to the net deferred tax liability as of January 31, 1993.

6. Effective January 31, 1993, the Company also adopted the Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires accrual for the cost of postretirement health care and life insurance benefits during the years that an employee provides services to the Company. The Company has elected to recognize the transition obligation in full as of January 31, 1993, and accordingly has recorded a one-time implementation charge of $6,145,000, net of a tax benefit of $3,937,000, as a cumulative effect of an accounting change. The Company's cash flows are not impacted by the new accounting.

PART II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting of Stockholders on June 7, 1994. The following matters were voted upon at the Annual
           Meeting:

           Election of Directors             For            Withheld

           Bernard Cammarata             63,116,655          430,787
           Arthur F. Loewy               63,111,480          435,962
           Robert F. Shapiro             63,121,259          426,183
           Fletcher H. Wiley             63,121,276          426,166

           In addition to those elected, the following are directors whose term of office continued after the Annual Meeting:

           Michael H. Davis
           Phyllis B. Davis
           Sumner L. Feldberg
           Stanley H. Feldberg
           John M. Nelson
           Burton S. Stern
           Abraham Zaleznik

           Proposal for the approval of certain terms of the Management Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code.

               For                       61,802,552
               Against                    1,263,883
               Abstain                      481,007

           Proposal for the approval of certain terms of the Long Range Performance Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code.

               For                       61,809,216
               Against                    1,256,881
               Abstain                      481,345

Item 6(a). Exhibits

     (11)  Statement re Computation of Per Share Earnings

           This statement is filed herewith.

Item 6(b). Reports on Form 8-K

           The Company was not required to file a Current Report on Form 8-K during the quarter ended April 30, 1994.

                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)




     Date: June 10, 1994


                              /s/ Donald G. Campbell
                              Donald G. Campbell, Senior Vice
                              President - Finance, on behalf
                              of The TJX Companies, Inc. and as
                              Principal Financial and Accounting
                              Officer of The TJX Companies, Inc.