Form 10-Q
period 1994-07-30
TJX COMPANIES INC /DE/
filed 1994-08-31
CIK 109198

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


For Quarter Ended July 30, 1994
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

The number of shares of Registrant's common stock outstanding as of August 27, 1994: 73,466,277





                                   PAGE 2
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                     Thirteen Weeks Ended
                                                    July 30,      July 31,
                                                        1994          1993

Net sales                                           $866,689      $841,054

Cost of sales, including buying and
   occupancy costs                                   656,589       636,504

Selling, general and administrative expenses         172,005       156,088

Interest on debt and capital leases                    5,724         5,035

Income before income taxes                            32,371        43,427

Provision for income taxes                            13,575        17,442

Net income                                            18,796        25,985

Preferred stock dividends                              1,789         1,789

Net income available to common shareholders         $ 17,007      $ 24,196


Primary and fully diluted earnings per common share:

   Net income                                         $  .23        $  .33

Cash dividends per common share                       $  .14        $ .125


The accompanying notes are an integral part of the financial statements.















                                   PAGE 3
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                  Twenty-Six Weeks Ended
                                                  July 30,        July 31,
                                                      1994            1993

Net sales                                       $1,718,425      $1,626,691

Cost of sales, including buying and
   occupancy costs                               1,292,303       1,221,910

Selling, general and administrative
   expenses                                        349,614         314,019

Interest on debt and capital leases                 11,203           9,781

Income before income taxes and cumulative
   effect of accounting changes                     65,305          80,981

Provision for income taxes                          27,140          32,339

Income before cumulative effect of
   accounting changes                               38,165          48,642

Cumulative effect of accounting changes                  -          (2,667)

Net income                                          38,165          45,975

Preferred stock dividends                            3,578           3,578

Net income available to common
   shareholders                                 $   34,587      $   42,397


Primary and fully diluted earnings per common share:

   Income before cumulative effect of
      accounting changes                             $ .47           $ .61
   Cumulative effect of accounting changes               -            (.04)
   Net income                                        $ .47           $ .57

Cash dividends per common share                      $ .28           $ .25


The accompanying notes are an integral part of the financial statements.




                                   PAGE 4
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEETS
                                 (UNAUDITED)
                                IN THOUSANDS

ASSETS                                   July 30,  January 29,    July 31,
                                             1994         1994        1993
Current assets:
  Cash and cash equivalents            $   20,605   $   58,102  $   17,792
  Accounts receivable                      38,505       30,639      32,001
  Merchandise inventories                 963,343      772,324     911,948
  Prepaid expenses                         22,675       20,791      21,656
      Total current assets              1,045,128      881,856     983,397

Property, at cost:
  Land and buildings                      113,774      110,793     103,201
  Leasehold costs and improvements        277,888      256,929     237,373
  Furniture, fixtures and equipment       422,359      398,106     369,484
                                          814,021      765,828     710,058
  Less accumulated depreciation           356,056      326,685     307,316
                                          457,965      439,143     402,742

Other assets                               13,872       13,744       9,641
Goodwill, net of amortization              91,224       92,627      94,001
TOTAL ASSETS                           $1,608,189   $1,427,370  $1,489,781

LIABILITIES

Current liabilities:
  Short-term debt                      $   94,000   $        -  $   97,000
  Current installments of
    long-term debt                          6,119        5,936       5,403
  Accounts payable                        423,818      340,578     409,755
  Accrued expenses and other
    current liabilities                   241,755      245,139     233,029
      Total current liabilities           765,692      591,653     745,187

Long-term debt exclusive of current
  installments:
  Real estate mortgages                    40,446       42,823      45,089
  Equipment notes                           5,303        6,031       6,776
  General corporate debt                  161,830      162,000     125,000

Deferred income taxes                      29,985       33,963      36,411











SHAREHOLDERS' EQUITY
Preferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  cumulative convertible stock of:
  - 250,000 shares of 8% Series A          25,000       25,000      25,000
  - 1,650,000 shares of 6.25% Series C     82,500       82,500      82,500
Common stock, par value $1, authorized
  150,000,000 shares, issued and
  outstanding 73,459,528, 73,430,615
  and 73,367,055 shares                    73,460       73,431      73,367
Additional paid-in capital                285,463      284,744     281,719
Retained earnings                         138,510      125,225      68,732
      Total shareholders' equity          604,933      590,900     531,318

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $1,608,189   $1,427,370  $1,489,781


The accompanying notes are an integral part of the financial statements.


                                   PAGE 5
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                IN THOUSANDS

                                                    Twenty-Six Weeks Ended
                                                    July 30,      July 31,
                                                        1994          1993
Cash flows from operating activities:
  Income before cumulative effect of
   accounting changes                               $ 38,165      $ 48,642
   Adjustments to reconcile income before
    cumulative effect of accounting changes
    to net cash (used in) operating activities:
     Depreciation and amortization                    36,575        32,725
     Loss on property disposals                        3,207           682
     Other                                              (196)         (840)
     Changes in assets and liabilities:
      (Increase) in accounts receivable               (7,866)       (7,880)
      (Increase) in merchandise inventories         (191,019)     (239,594)
      (Increase) in prepaid expenses                  (1,884)       (3,763)
      Increase in accounts payable                    83,240        83,977
      (Decrease) in accrued expenses and
       other current liabilities                      (3,384)      (22,818)
      (Decrease) in deferred income taxes             (3,978)         (552)

Net cash (used in) operating activities              (47,140)     (109,421)

Cash flows from investing activities:
  Property additions                                 (56,936)      (55,171)

Cash flows from financing activities:
  Proceeds from borrowings of short-term debt         94,000        97,000
  Principal payments on long-term debt                (3,092)       (1,723)
  Proceeds from sale and issuance of common
   stock, net                                            551         2,321
  Cash dividends                                     (24,880)      (21,905)
Net cash provided by financing activities             66,579        75,693

Net (decrease) in cash and cash equivalents          (37,497)      (88,899)
Cash and cash equivalents at beginning of year        58,102       106,691

Cash and cash equivalents at end of period          $ 20,605      $ 17,792


The accompanying notes are an integral part of the financial statements.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

 Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended July 30, 1994
      Versus Thirteen Weeks and Twenty-Six Weeks Ended July 31, 1993

Net sales for the second quarter increased 3% to $866.7 million up from $841.1 million last year. For the six months, net sales increased 6% to $1,718.4 million up from $1,626.7 million for the same period last year. The increase in sales for both periods is attributable to new stores. Same store sales for the second quarter decreased by 1% and 9% for T.J. Maxx and Hit or Miss, respectively, and increased by 10% for Winners. For the six months, same store sales were flat for T.J. Maxx, decreased 5% for Hit or Miss and increased 11% for Winners. In general, sales comparisons are impacted by a general softness, industrywide, in apparel sales. Chadwick's sales decreased by 10% and 2% for the second quarter and six months, respectively. During the second quarter, demand for certain items in the summer catalog exceeded expectations and, therefore, Chadwick's was unable to achieve its desired fulfillment rates. Chadwick's year-to-date results also reflect a poor performance by the spring catalog.

Net income for the second quarter was $18.8 million, or $.23 per common share versus last year's $26.0 million, or $.33 per common share. For the six months, net income was $38.2 million, or $.47 per common share versus $48.6 million, or $.61 per common share before the cumulative effect of accounting changes of $2.7 million recorded in that period. Net income in the prior period, after the one-time charge for accounting changes, was $46.0 million, or $.57 per common share.

The following table sets forth operating results expressed as a percentage of net sales:
                                             Percentage of Net Sales
                                        13 Weeks Ended    26 Weeks Ended
                                       7/30/94  7/31/93  7/30/94  7/31/93

Net sales                               100.0%   100.0%   100.0%   100.0%
Cost of sales, including buying
  and occupancy costs                    75.8     75.7     75.2     75.1
Selling, general and administrative
  expenses                               19.8     18.5     20.3     19.3
Interest on debt and capital leases        .7       .6       .7       .6

Income before income taxes
  and cumulative effect of
  accounting changes                      3.7%     5.2%     3.8%     5.0%


Consolidated cost of sales, including buying and occupancy costs, as a percentage of net sales remained fairly constant in both periods as compared to last year.

Selling, general and administrative expenses as a percentage of net sales increased in both periods, which reflects the weak sales performance of apparel in the U.S. divisions. In addition, this percentage is impacted by the net operating results of T.K. Maxx, the Company's start-up United Kingdom venture.

The following table sets forth the operating results of the Company's major business segments: (unaudited)
                                             (In Thousands)

                              Thirteen Weeks Ended  Twenty-Six Weeks Ended
                              July 30,    July 31,    July 30,    July 31,
                                  1994        1993        1994        1993
Net sales:
  Off-price family
    apparel stores            $689,849    $649,423  $1,343,277  $1,243,163
  Off-price women's
    specialty stores            91,449      96,493     180,925     184,789
  Off-price catalog
    operation                   85,391      95,138     194,223     198,739
                              $866,689    $841,054  $1,718,425  $1,626,691

Operating income (loss):
  Off-price family
    apparel stores            $ 46,924    $ 45,451  $   93,603  $   88,198
  Off-price women's
    specialty stores            (1,171)      3,603        (928)      3,726
  Off-price catalog
    operation                    4,111       7,112       5,083      13,595
                                49,864      56,166      97,758     105,519

General corporate expense*      11,115       7,050      19,943      13,448
Goodwill amortization              654         654       1,307       1,309
Interest expense                 5,724       5,035      11,203       9,781

Income before income taxes
  and cumulative effect of
  accounting changes          $ 32,371    $ 43,427  $   65,305  $   80,981

* The periods ended July 31, 1993 include the net operating results of HomeGoods and Value Mart. The periods ended July 30, 1994 include the operating results of HomeGoods and T.K. Maxx. In addition, the 26 weeks ended July 30, 1994 include a reserve for the closing of the Value Mart operation.

The off-price family apparel stores segment, T.J. Maxx and Winners, recorded an increase of 3% and 6% in operating profit in the second quarter and six months, respectively. Hit or Miss, which has a narrower merchandise mix, was more directly impacted by the softness in apparel sales and recorded a decrease in operating profit in both periods. Chadwick's of Boston experienced a decrease in operating income for both periods. Demand for certain items in the summer catalog outpaced expectations, impacting desired fulfillment rates and ultimately second quarter operating income. In addition, the year-to-date results reflect a poor performance of the spring catalogs.

Stores in operation at the end of the period are as follows:

                                 July 30, 1994        July 31, 1993

      T.J. Maxx                        520                  489
      Hit or Miss                      504                  496
      Winners                           29                   21
      HomeGoods                         10                    6
      T.K. Maxx                          2                    -

Financial Condition

Cash flows from operating and financing activities for the six months reflect increases in inventory, accounts payable, and short-term borrowings, which are primarily due to normal seasonal requirements. In addition for the period ended July 31, 1993, cash flows were impacted by an increase in income taxes paid due to the Ames cash settlement received in December 1992.

During the second quarter, the Company increased its unsecured committed short-term credit lines to $300 million. These lines, when needed, are drawn upon or used as backup to the Company's commercial paper program.
The Company believes that internally generated funds along with its ability to access external financing sources, will meet its needs.

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

On August 16, 1994, the Company announced a repurchase program of up to $100 million of the Company's common stock. At current market prices, this would represent approximately 6-7% of the Company's outstanding common stock. The repurchase of these shares would be accomplished over time through open market purchases or through other transactions.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first six months are not necessarily indicative of results for the full fiscal year, because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

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

4. The Company's cash payments for interest expense and income taxes are as follows: (in thousands)
                                               Twenty-Six Weeks Ended
                                                July 30,     July 31,
                                                    1994         1993
     Cash paid for:
        Interest on debt and capital leases      $11,229      $ 9,340
        Income taxes                              33,882       44,951

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

7. On August 16, 1994, the Company authorized the repurchase of up to $100 million of TJX common stock. At current prices, this would represent approximately 6-7% of the Company's outstanding common stock. The repurchase of these shares would be accomplished over time through open market purchases or through other transactions.
                                  PAGE 10

PART II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

           Information with respect to matters voted on at the Company's Annual Meeting of Stockholders on June 7, 1994 (during the period covered by this report) was provided in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 11 - Statement re Computation of Per Share Earnings

           (b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended July 30, 1994.
                                  PAGE 11





                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)




     Date: August 31, 1994


                              /s/ Donald G. Campbell
                              Donald G. Campbell, Senior Vice
                              President - Finance, on behalf
                              of The TJX Companies, Inc. and as
                              Principal Financial and Accounting
                              Officer of The TJX Companies, Inc.