Form 10-Q
period 1994-10-29
TJX COMPANIES INC /DE/
filed 1994-12-09
CIK 109198

PAGE 1

                               FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549


            /X/ Quarterly Report Under Section 13 and 15(d)
                 of the Securities Exchange Act of 1934
                                   or
         / / Transition Report Pursuant to Section 13 and 15(d)
                 of the Securities Exchange Act of 1934


For Quarter Ended October 29, 1994
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

The number of shares of Registrant's common stock outstanding as of November 26, 1994: 72,409,202



                                   PAGE 2
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                   Thirteen Weeks Ended
                                                 October 29,   October 30,
                                                        1994          1993

Net sales                                         $1,011,879      $959,683

Cost of sales, including buying and
   occupancy costs                                   750,927       697,341

Selling, general and administrative expenses         197,199       177,143

Interest on debt and capital leases                    7,665         6,190

Income before income taxes                            56,088        79,009

Provision for income taxes                            23,300        31,288

Net income                                            32,788        47,721

Preferred stock dividends                              1,789         1,789

Net income available to common shareholders       $   30,999      $ 45,932


Primary and fully diluted earnings per common share:

   Net income                                         $  .42        $  .61

Cash dividends per common share                       $  .14        $ .125



The accompanying notes are an integral part of the financial statements.














                                   PAGE 3
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                 Thirty-Nine Weeks Ended
                                               October 29,     October 30,
                                                      1994            1993

Net sales                                       $2,730,304      $2,586,374

Cost of sales, including buying and
   occupancy costs                               2,043,230       1,919,251

Selling, general and administrative expenses       546,813         491,162

Interest on debt and capital leases                 18,868          15,971

Income before income taxes and cumulative
   effect of accounting changes                    121,393         159,990

Provision for income taxes                          50,440          63,627

Income before cumulative effect of
   accounting changes                               70,953          96,363

Cumulative effect of accounting changes                  -          (2,667)

Net income                                          70,953          93,696

Preferred stock dividends                            5,367           5,367

Net income available to common
   shareholders                                 $   65,586      $   88,329


Primary and fully diluted earnings per common share:

   Income before cumulative effect of
      accounting changes                             $ .89           $1.23
   Cumulative effect of accounting changes               -            (.04)
   Net income                                        $ .89           $1.19

Cash dividends per common share                      $ .42           $.375



The accompanying notes are an integral part of the financial statements.




                                   PAGE 4
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEETS
                                 (UNAUDITED)
                                IN THOUSANDS

ASSETS                                October 29,  January 29,  October 30,
                                             1994         1994         1993
Current assets:
  Cash and cash equivalents            $   26,247   $   58,102   $   47,184
  Accounts receivable                      68,552       30,639       50,847
  Merchandise inventories               1,081,291      772,324      958,681
  Prepaid expenses                         24,980       20,791       28,751
      Total current assets              1,201,070      881,856    1,085,463

Property, at cost:
  Land and buildings                      114,423      110,793      106,993
  Leasehold costs and improvements        292,954      256,929      247,670
  Furniture, fixtures and equipment       440,568      398,106      376,449
                                          847,945      765,828      731,112
  Less accumulated depreciation           371,192      326,685      311,251
                                          476,753      439,143      419,861

Other assets                               16,607       13,744       17,152
Goodwill, net of amortization              90,624       92,627       93,286
TOTAL ASSETS                           $1,785,054   $1,427,370   $1,615,762

LIABILITIES

Current liabilities:
  Short-term debt                      $  118,970   $        -   $  105,000
  Current installments of
    long-term debt                          6,175        5,936        5,458
  Accounts payable                        494,184      340,578      421,286
  Accrued expenses and other
    current liabilities                   284,543      239,733      247,569
  Federal and state income taxes
    payable                                20,456        5,406       19,413
      Total current liabilities           924,328      591,653      798,726

Long-term debt exclusive of current
  installments:
  Real estate mortgages                    39,614       42,823       44,320
  Equipment notes                           5,244        6,031        6,642
  General corporate debt                  182,330      162,000      162,000

Deferred income taxes                      27,993       33,963       36,135









SHAREHOLDERS' EQUITY
Preferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  cumulative convertible stock of:
  - 250,000 shares of 8% Series A          25,000       25,000      25,000
  - 1,650,000 shares of 6.25% Series C     82,500       82,500      82,500
Common stock, par value $1, authorized
  150,000,000 shares, issued and
  outstanding 72,409,433, 73,430,615
  and 73,411,697 shares                    72,409       73,431      73,412
Additional paid-in capital                266,412      284,744     281,534
Retained earnings                         159,224      125,225     105,493
      Total shareholders' equity          605,545      590,900     567,939

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $1,785,054   $1,427,370  $1,615,762



The accompanying notes are an integral part of the financial statements.



































                                   PAGE 5
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                IN THOUSANDS

                                                  Thirty-Nine Weeks Ended
                                                 October 29,   October 30,
                                                        1994          1993

Cash flows from operating activities:
  Income before cumulative effect of
   accounting changes                               $ 70,953      $ 96,363
   Adjustments to reconcile income before
    cumulative effect of accounting changes
    to net cash (used in) operating activities:
     Depreciation and amortization                    56,240        49,673
     Loss on property disposals                        3,276         1,487
     Other                                            (2,660)       (6,026)
     Changes in assets and liabilities:
      (Increase) in accounts receivable              (37,913)      (26,726)
      (Increase) in merchandise inventories         (308,967)     (286,327)
      (Increase) in prepaid expenses                  (4,189)      (10,858)
      Increase in accounts payable                   153,606        95,508
      Increase in accrued expenses and
       other current liabilities                      43,153         5,374
      Increase in income taxes payable                15,050         2,476
      (Decrease) in deferred income taxes             (5,970)         (828)

Net cash (used in) operating activities              (17,421)      (79,884)

Cash flows from investing activities:
  Property additions                                 (94,482)      (89,334)

Cash flows from financing activities:
  Proceeds from borrowings of short-term debt        118,970       105,000
  Proceeds from borrowings of long-term debt          20,500        37,000
  Principal payments on long-term debt                (3,927)       (2,571)
  Proceeds from sale and issuance of common
   stock, net                                            720         3,147
  Common stock repurchased                           (19,261)            -
  Cash dividends                                     (36,954)      (32,865)
Net cash provided by financing activities             80,048       109,711

Net (decrease) in cash and cash equivalents          (31,855)      (59,507)
Cash and cash equivalents at beginning of year        58,102       106,691

Cash and cash equivalents at end of period          $ 26,247      $ 47,184



The accompanying notes are an integral part of the financial statements.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended October 29, 1994
    Versus Thirteen Weeks and Thirty-Nine Weeks Ended October 30, 1993

Net sales for the third quarter increased 5% to $1,011.9 million up from $959.7 million last year. For the nine months, net sales increased 6% to $2,730.3 million up from $2,586.4 million for the same period last year. The increase in sales for both periods is primarily attributable to new stores. Same store sales for the third quarter decreased by 1% and 10% for T.J. Maxx and Hit or Miss, respectively, and increased by 11% for Winners. For the nine months, same store sales were flat for T.J. Maxx, decreased 6% for Hit or Miss and increased 11% for Winners. In general, sales comparisons were impacted by unseasonably warm weather during the third quarter and by a general softness, industrywide, in apparel sales during both periods. Chadwick's sales increased by 8% and 1% for the third quarter and nine months, respectively. During the third quarter, Chadwick's experienced strong demand for its winter catalogs, however, year-to-date results reflect a poor performance by the spring catalog as well as a reduction in fulfillment rates on certain items from the summer catalog.

Net income for the third quarter was $32.8 million, or $.42 per common share versus last year's $47.7 million, or $.61 per common share. For the nine months, net income was $71.0 million, or $.89 per common share versus $96.4 million, or $1.23 per common share before the cumulative effect of accounting changes of $2.7 million recorded in that period. Net income in the prior period, after the one-time charge for accounting changes, was $93.7 million, or $1.19 per common share.

The following table sets forth operating results expressed as a percentage of net sales:
                                          Percentage of Net Sales
                                    13 Weeks Ended       39 Weeks Ended
                                  10/29/94  10/30/93   10/29/94  10/30/93

Net sales                          100.0%    100.0%     100.0%    100.0%
Cost of sales, including
  buying and occupancy costs        74.2      72.7       74.8      74.2
Selling, general and
  administrative expenses           19.5      18.5       20.0      19.0
Interest on debt and capital
 leases                               .8        .6         .7        .6

Income before income taxes
  and cumulative effect of
  accounting changes                 5.5%      8.2%       4.5%      6.2%


Consolidated cost of sales, including buying and occupancy costs, as a percentage of net sales increased in both periods as compared to last year due to weak sales performance of apparel in the U.S. divisions. In addition, during the third quarter T.J. Maxx recorded increased markdowns versus the prior year.

Selling, general and administrative expenses as a percentage of net sales increased in both periods, which reflects the weak sales performance. In addition, this percentage is impacted by the net operating results of T.K. Maxx, the Company's start-up United Kingdom venture.

The following table sets forth the operating results of the Company's major business segments: (unaudited)

                                          (In Thousands)

                          Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                         October 29, October 30,   October 29, October 30,
                                1994        1993          1994        1993
Net sales:
  Off-price family
    apparel stores        $  803,653    $752,953    $2,146,930  $1,996,116
  Off-price women's
    specialty stores          87,273      94,939       268,198     279,728
  Off-price catalog
    operation                120,953     111,791       315,176     310,530
                          $1,011,879    $959,683    $2,730,304  $2,586,374

Operating income (loss):
  Off-price family
    apparel stores        $   71,377    $ 86,577    $  164,980  $  174,775
  Off-price women's
    specialty stores          (2,383)      3,068        (3,311)      6,794
  Off-price catalog
    operation                  3,798       5,141         8,881      18,736
                              72,792      94,786       170,550     200,305

General corporate
  expense*                     8,386       8,933        28,329      22,381
Goodwill amortization            653         654         1,960       1,963
Interest expense               7,665       6,190        18,868      15,971

Income before income
  taxes and cumulative
  effect of accounting
  changes                 $   56,088    $ 79,009    $  121,393  $  159,990


* The periods ended October 30, 1993 include the net operating results of HomeGoods and Value Mart. The periods ended October 29, 1994 include the operating results of HomeGoods and T.K. Maxx. In addition, the 39 weeks ended October 29, 1994 include a reserve for the closing of the Value Mart operation.

The off-price family apparel stores segment recorded a decrease of 18% and 6% in operating profit in the third quarter and nine months, respectively. T.J. Maxx's performance was adversely affected by a continuing industrywide softness in U.S. apparel sales and by unseasonably warm weather in the third quarter, while in Canada, Winners had a strong performance in both periods. Hit or Miss, which has a narrower merchandise mix, was more directly impacted by the softness in U.S. apparel sales and recorded a decrease in operating profit in both periods.

Chadwick's of Boston experienced a decrease in operating income for both periods. During the third quarter, Chadwick's experienced strong demand for its winter catalogs, however, due to a tightened labor market, it experienced difficulties in gearing shipping levels to meet the increased demand. Year-to-date results were also impacted by a poor performance of the spring catalog as well as a reduction in fulfillment rates on certain items from the summer catalog.

Stores in operation at the end of the period are as follows:

                                 October 29, 1994     October 30, 1993

      T.J. Maxx                         539                  502
      Hit or Miss                       508                  500
      Winners                            34                   27
      HomeGoods                          12                   10
      T.K. Maxx                           4                    -

Financial Condition

Cash flows from operating and financing activities for the nine months reflect increases in inventory, accounts payable, and short-term borrowings, which are primarily due to normal seasonal requirements. In addition, cash flows for the period ended October 30, 1993, reflect higher spending against the Ames reserve as well as an increase in income taxes paid due to the Ames cash settlement received in December 1992.

On August 16, 1994, the Company announced a stock repurchase program of up to $100 million of the Company's common stock. During the third quarter, the Company purchased slightly more than 1 million of its common shares, representing approximately 1.5% of the Company's outstanding common shares. It is the Company's intention to repurchase additional shares over time through open market purchases and through other transactions.

On September 12, 1994, the Company placed two series of notes totalling $20.5 million under its Medium Term Notes (MTN) program.

A summary of the notes issued is as follows:

                      Principal           Term      Interest Rate

     Series 4       $15.5 Million        3 Years        6.97%
     Series 5         5.0 Million       10 Years        7.97%

The borrowings under this program are to support the Company's international and domestic new business development and capital expenditures. The Company simultaneously entered into foreign currency swap agreements in both Canadian dollars and British pounds sterling, in amounts equivalent to the MTN borrowings.

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first nine months are not necessarily indicative of results for the full fiscal year, because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

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

4. The Company's cash payments for interest expense and income taxes are as follows: (in thousands)
                                               Thirty-Nine Weeks Ended
                                             October 29,     October 30,
                                                    1994            1993
   Cash paid for:
     Interest on debt and capital leases         $14,242         $11,763
     Income taxes                                 43,841          61,988

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

7. On August 16, 1994, the Company authorized the repurchase of up to $100 million of TJX common stock. During the third quarter, the Company purchased slightly more than 1 million of its common shares, representing approximately 1.5% of the Company's outstanding common shares. It is the Company's intention to repurchase additional shares over time through open market purchases or through other transactions.

8. On September 12, 1994, the Company placed two series of notes totalling $20.5 million under its Medium Term Notes (MTN) program.

   A summary of the notes issued is as follows:

                      Principal           Term      Interest Rate

   Series 4         $15.5 Million        3 Years        6.97%
   Series 5           5.0 Million       10 Years        7.97%

   The borrowings under this program are to support the Company's international and domestic new business development and capital expenditures. The Company simultaneously entered into foreign currency swap agreements in both Canadian dollars and British pounds sterling, in amounts equivalent to the MTN borrowings.

   Since the swap agreements are accounted for as a hedge against the Company's investment in foreign subsidiaries, foreign exchange gains and losses on the agreements are recognized in shareholders' equity, offsetting translation adjustments associated with the Company's investment in foreign operations. The swap agreements contain rights of offset designed to reduce the Company's exposure to credit loss in the event of nonperformance by one of the counterparties. The counterparties to these agreements consist of a limited number of credit-worthy international financial institutions.

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 11 - Statement re Computation of Per Share Earnings

           (b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended October 29, 1994.

                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)




     Date: December 9, 1994


                              /s/ Donald G. Campbell
                              Donald G. Campbell, Senior Vice
                              President - Finance, on behalf
                              of The TJX Companies, Inc. and as
                              Principal Financial and Accounting
                              Officer of The TJX Companies, Inc.