Form 10-K
period 1995-01-28
TJX COMPANIES INC /DE/
filed 1995-04-19
CIK 109198

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-K
            /X/Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                                    or
          / /Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
For the fiscal year ended                            Commission file number
January 28, 1995                                             1-4908
                          The TJX Companies, Inc.
          (Exact name of registrant as specified in its charter)

         Delaware                                         04-2207613
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)

   770 Cochituate Road
Framingham, Massachusetts                                   01701
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (508)390-1000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 1995 was $862,798,474.

     There were 72,400,901 shares of the Registrant's Common Stock, $1 par value, outstanding as of March 15, 1995.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended January 28, 1995 (certain parts as indicated herein) (Parts I and II).

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 1995 (Part III).

ITEM 1.   Business

     The Company is the largest off-price specialty apparel retailer in North America, comprised of the T.J. Maxx and Winners family apparel chains, the Hit or Miss chain of women's specialty stores and Chadwick's of Boston mail-order catalog. T.J. Maxx, Hit or Miss and Chadwick's of Boston operate in the United States and Winners operates in Canada. The Company is also developing HomeGoods which operates off-price home fashions stores in the United States and T.K. Maxx, a new venture in the United Kingdom, which is a T.J. Maxx-like business.

     The Company strives to provide value to its customers by delivering brand names, fashion, quality and price. During the fiscal year ended January 28, 1995 ("fiscal 1995"), the Company's stores derived 31.0% of its sales from the Northeast, 23.4% from the Midwest, 28.3% from the South, 1.6% from the Central States, 12.0% from the West and 3.7% from Canada.

     The greatest share of sales volume is done through the Company's T.J. Maxx chain, which operates 551 stores in 48 states, with an average store size of 28,000 gross square feet. T.J. Maxx sells a broad range of brand name family apparel, accessories, women's shoes, domestics, giftware and jewelry at prices generally 20% to 60% below department and specialty store regular prices. Hit or Miss, with 490 stores averaging 4,000 square feet in 35 states, is a chain of off-price women's specialty apparel stores featuring women's brand name and private label fashions including both wear-to-work and weekend wear. Chadwick's of Boston sells, through a mail-order catalog, women's career and casual fashion apparel priced significantly below department store regular prices. Winners Apparel Ltd., which was acquired by the Company in fiscal 1991, is a Canadian off-price family apparel retailer, which operates 37 stores in Canada. HomeGoods, an off-price business the Company began testing in fiscal 1993, sells domestics, giftware and other home fashions and operates a total of 15 stores. T.K. Maxx, the Company's newest venture, operates 5 off-price apparel stores in the United Kingdom. Unless otherwise indicated, all figures herein relating to numbers of stores are as of January 28, 1995.

     In common with the business of apparel retailers generally, the Company's business is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

     Set forth in the following table are the locations of stores operated by the Company's United States operations as of January 28, 1995:

                                     T.J. Maxx    Hit or Miss    HomeGoods

Alabama.......................            9             3            -
Arizona.......................            7             1            -
Arkansas......................            2             -            -
California....................           46            37            -
Colorado......................            8             4            -
Connecticut...................           21            20            2
Delaware......................            2             1            -
District of Columbia..........            -             4            -
Florida.......................           40            43            -
Georgia.......................           18            11            2
Hawaii........................            1             -            -
Idaho.........................            1             -            -
Illinois......................           36            31            -
Indiana.......................            8             5            -
Iowa..........................            4             1            -
Kansas........................            4             2            -
Kentucky......................            4             2            1
Louisiana.....................            5             6            -
Maine.........................            5             2            -
Maryland......................           10            15            -
Massachusetts.................           36            38            3
Michigan......................           23            25            -
Minnesota.....................           11             5            -
Mississippi...................            1             -            -
Missouri......................            9            10            -
Montana.......................            1             -            -
Nebraska......................            2             -            -
Nevada........................            3             1            -
New Hampshire.................            8             4            2
New Jersey....................           14            47            -
New Mexico....................            2             -            -
New York......................           38            28            -
North Carolina................           14            11            -
North Dakota..................            2             -            -
Ohio..........................           31            18            2
Oklahoma......................            3             2            -
Oregon........................            3             -            -
Pennsylvania..................           28            30            -
Rhode Island..................            3            11            -
South Carolina................            8             5            -
South Dakota..................            1             -            -
Tennessee.....................           12            12            -
Texas.........................           25            26            -
Utah..........................            3             -            -
Vermont.......................            1             1            -
Virginia......................           22            18            -
Washington....................            7             -            -
West Virginia.................            1             -            -
Wisconsin.....................            8            10            3
     Total Stores                       551           490           15

Winners Apparel Ltd. operates 37 stores in Canada: 4 in Alberta, 3 in Manitoba, 27 in Ontario, 2 in Quebec and 1 in Nova Scotia.

T.K. Maxx operates 5 stores in the United Kingdom.

                                 T.J. MAXX

     T.J. Maxx is the largest off-price family apparel chain in the United States, selling brand name family apparel and accessories, women's shoes, domestics, jewelry and giftware. T.J. Maxx's target customers are generally women between the ages 25 to 50, who typically have families with middle and upper-middle incomes and generally fit the profile of a department store shopper. Over 95% of T.J. Maxx's merchandise is first quality, and the balance consists of irregulars, samples and department or specialty store over-stocks. The chain uses a number of opportunistic buying strategies to purchase large quantities of merchandise at significant discounts from initial wholesale prices. Its strategies include special situation purchases, closeouts of current season fashions and out-of-season purchases of basic seasonal items for warehousing until the appropriate selling season. Pricing and markdown decisions and store replenishment requirements are determined centrally, using information provided by electronic point-of-sale computer terminals. T.J. Maxx employs a disciplined markdown policy to ensure that substantially all merchandise is sold within targeted selling periods.

     T.J. Maxx stores are generally located in suburban strip shopping centers, in close proximity to population centers, and average approximately 28,000 gross square feet. In recent years, T.J. Maxx has enlarged a number of stores to a larger prototype format, typically 30,000-40,000 square feet in size, and plans to continue its program of enlarging highly successful stores where adjacent real estate is available. This larger format allows T.J. Maxx to expand all of its departments, with particular emphasis on its highly successful giftware and housewares departments and other non-apparel categories.

     In fiscal 1995, 44 stores were opened, including 29 of the new larger prototype, and 5 were closed. In addition, 22 existing stores were expanded to the larger format bringing the total of T.J. Maxx stores in the larger format to 179. In fiscal 1996, approximately 40-45 new stores are planned, of which approximately 25 are expected to be larger stores, along with the planned expansion of about 20 existing locations. During the past five years, T.J. Maxx has opened 211 new stores while closing 12 and has increased its presence in the metropolitan New York market with the addition of stores on Long Island and in New Jersey.

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

     A majority of Hit or Miss stores are located in suburban strip shopping centers, with the balance located in downtown areas, town centers and regional and outlet malls. Hit or Miss stores average approximately

4,000 gross square feet with an average of approximately 3,100 square feet of selling space.

     During fiscal 1995, Hit or Miss opened 29 stores and closed 32 stores as it continued with its real estate repositioning strategy initiated in fiscal 1993. The Hit or Miss stores have short average remaining lease lives which provides the Company the opportunity to close additional stores, if warranted, in a cost effective manner. In the past five years, Hit or Miss has opened 132 new stores, and has closed 188 stores. Hit or Miss expects to open 5 new stores in fiscal 1996, and anticipates closing approximately 50 stores depending upon management's review.

                           CHADWICK'S OF BOSTON

     The Chadwick's of Boston catalog features first quality, current fashion and classic merchandise, including career sportswear, casual wear, dresses, suits and accessories, with a mix of brand name and private label merchandise priced significantly below department store regular prices. Chadwick's target customers are 20 to 45 year old women interested in moderate to upper moderate priced merchandise and include both homemakers and working women. Certain of Chadwick's catalogs also carry some menswear items. During fiscal 1996, Chadwick's will be testing a new catalog which will carry the Cosmopolitan label. Cosmopolitan is a registered trademark of the Hearst Corporation. The Cosmopolitan Catalog will be geared toward young, working women and will offer the latest fashion trends at affordable prices.

     Chadwick's is continuing to invest in its infrastructure to support its growth. During fiscal 1993, Chadwick's completed a major addition to its fulfillment center and installed a state-of-the-art telephone order system and an upgraded order processing system. Further expansion of its fulfillment center was completed in fiscal 1995. Chadwick's is committed to further improving its customer service and fulfillment center operations.
                           WINNERS APPAREL LTD.

     Winners Apparel Ltd., acquired by the Company in fiscal 1991, is a Canadian off-price family apparel retailer offering top brands and designer names at substantial savings. Winners emphasizes off-price designer and brand name misses sportswear, dresses and accessories as well as menswear and clothing for children and infants and toddlers. In addition, during the year Winners rolled-out giftware departments in all of its stores. In fiscal 1995, Winners opened 10 new stores and now operates a total of 37 stores. Winners entered new markets in the eastern provinces with stores in Quebec and Nova Scotia. Winners expects to open 12 new stores in fiscal 1996 and to expand further into new Canadian markets. In support of its store growth, Winners moved into a new distribution facility in fiscal 1994.

                                 HOMEGOODS

     In fiscal 1995, the Company continued to test its new HomeGoods stores, designed to expand the Company's off-price presence in the home fashions market. Based on the continuing success of T.J. Maxx's domestics and giftware categories, the Company believes an opportunity exists for a chain of large off-price stores focusing exclusively on home fashions.

HomeGoods offers a broad and deep range of home fashion products, including domestics, cookware, bath accessories, and giftware in a no-frills, multi-department store format. The Company has refined HomeGoods' merchandise mix and softened the look of its store layout. The stores currently average approximately 43,000 square feet, but the Company intends to move to a smaller 35,000 square foot prototype with future openings. The Company opened 5 HomeGoods stores in fiscal 1995 and now operates a total of 15 stores. HomeGoods expects to open about 10 new stores in fiscal 1996.

     The first 6 stores were opened in former Ames locations for which the Company has assumed lease liability, enabling the Company to test this new concept at relatively low cost.

                                 T.K. MAXX

     During fiscal 1995, the Company opened its first 5 T.K. Maxx stores in the United Kingdom, and began testing the off-price apparel concept overseas. This concept is similar to T.J. Maxx and Winners. The Company had a total of 5 stores at year end and plans to open approximately 5 in fiscal 1996.

                                 EMPLOYEES

     At January 28, 1995, the Company had approximately 38,000 employees, many of whom work less than 40 hours per week. In addition, temporary employees are hired during the peak back-to-school and holiday seasons. The Company has several collective bargaining agreements with the International Ladies Garment Workers Union ("ILGWU"), covering approximately 3,900 employees in its distribution facilities in Stoughton, West Bridgewater and Worcester, Massachusetts; Evansville, Indiana; Las Vegas, Nevada and Charlotte, North Carolina. New three year agreements, effective January 1, 1995, were ratified by the union workers in the three New England distribution centers, and in the Las Vegas facility. The Company considers its labor/management relations and overall employee relations to be good.

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

                          BUYING AND DISTRIBUTION

     Each of the Company's chains is serviced through its own centralized buying and distribution network. Each T.J. Maxx store is serviced by one of the chain's four distribution centers in Worcester, Massachusetts, Evansville, Indiana, Las Vegas, Nevada and Charlotte, North Carolina. Shipments are made twice a week by contract carrier to each store. All Hit or Miss stores are serviced by its warehouse facility in Stoughton, Massachusetts. Chadwick's of Boston's customers are serviced from its fulfillment center in West Bridgewater, Massachusetts. Winners Apparel Ltd. stores are serviced from a distribution center in Mississaugau, Ontario and HomeGoods stores are serviced from a distribution center in Mansfield, Massachusetts.

ITEM 2.   Properties

     T.J. Maxx, Hit or Miss and Winners lease virtually all of their store locations. Leases are generally for 10 years with options to extend for one or more 5 year periods. The Company has the right to terminate certain leases before the expiration date under certain circumstances and for a specified payment.

     The approximate average size of a T.J. Maxx store is 28,000 square feet, Hit or Miss stores average approximately 4,000 square feet, Winners stores are approximately 23,000 square feet on average and HomeGoods stores currently average approximately 43,000 square feet. The Company owns four T.J. Maxx distribution facilities - a 526,000 square foot facility in Worcester, Massachusetts, a 983,000 square foot facility in Evansville, Indiana, a 400,000 square foot facility in Las Vegas, Nevada, and a 600,000 square foot facility in Charlotte, North Carolina. Hit or Miss leases its 334,000 square foot warehouse and office facility in Stoughton, Massachusetts under a lease expiring in September 1999, with renewal options extending to 2019. Chadwick's owns a 676,000 square foot fulfillment center and office facility in West Bridgewater, Massachusetts. Chadwick's is also leasing a nearby 127,000 square foot warehouse and office facility. Winners leases 313,000 square feet of warehouse and office space in Mississaugau, Ontario. HomeGoods leases a 125,000 square foot distribution center in Mansfield, Massachusetts. T.K. Maxx in the United Kingdom has leased a 57,000 square foot office and distribution facility in Hayes, Middlesex, England. The Company's, T.J. Maxx's and HomeGoods' executive and administrative offices are located in a 517,000 square foot office facility, which the Company leases in Framingham, Massachusetts.

     The table below indicates the approximate gross square footage of stores and distribution centers, by division, in operation as of January 28, 1995.


                                                  (In Thousands)
                                   Stores         Distribution Centers
                                                  Leased         Owned

          T.J. Maxx                15,313           -            2,466
          Winners                     838         230                -
          Hit or Miss               1,951         264                -
          HomeGoods                   649         125                -
          T.K. Maxx                   130          50                -
          Chadwick's                    -          85              543
          Total                    18,881         754            3,009

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

     There was no matter submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1995.

ITEM 4A.  Executive Officers of the Registrant

     The following persons are the executive officers of the Company as of the date hereof:

                                     Office and Employment
Name                     Age         During Last Five Years

Bernard Cammarata        55     President, Chief Executive Officer and
                                Director since 1989 and Chairman of the
                                T.J. Maxx Division since 1986.  Executive
                                Vice President of the Company from 1986 to 1989. President, Chief Executive Officer and Director of the Company's former TJX subsidiary from 1987 to 1989; President of T.J. Maxx, 1976 to 1986.

Donald G. Campbell       43     Senior Vice President - Finance since 1989.
                                Senior Financial Executive of the Company,
                                1988 to 1989; Senior Vice President -
                                Finance and Administration Zayre Stores
                                Division 1987-1988; Vice President and
                                Corporate Controller of the Company prior to 1987.

Sumner L. Feldberg       70     Chairman of the Board of Directors since
                                1989. Chairman of the Executive Committee of the Board of Directors since 1987;
                                Chairman of the Board of Directors prior to 1987.

Richard Lesser           60     Executive Vice President of the Company
                                since 1991 and Chief Operating Officer of the Company since 1994. Senior Vice
                                President of the Company 1989-1991 and
                                President of the T.J. Maxx Division from
                                1986 to 1994.  Senior Executive Vice
                                President - Merchandising and Distribution
                                1986.  Executive Vice President - General
                                Merchandise Manager 1984 to 1986; Senior
                                Vice President - General Merchandise
                                Manager 1981 to 1984.

     The foregoing were elected to their current Company offices by the
Board of Directors in June 1994.   All officers hold office until the next
annual meeting of the Board in June 1995 and until their successors are elected and qualified.

                                  PART II

ITEM 5.   Market for the Registrant's Common
          Stock and Related Security Holder Matters

     The information required by this Item is incorporated herein by reference from page 36 of the Annual Report, under the caption "Price Range of Common Stock," and from inside the back cover of the Annual Report, under the caption "Shareholder Information."

ITEM 6.   Selected Financial Data

     The information required by this Item is incorporated herein by reference from page 15 of the Annual Report, under the caption "Selected Financial Data."

ITEM 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     The information required by this Item is incorporated herein by reference from pages 31 through 33 of the Annual Report, under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 8.   Financial Statements and Supplementary Data

     The information required by this Item and not filed with this report as Financial Statement Schedules is incorporated herein by reference from pages 16 through 29 of the Annual Report, under the captions; "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Selected Information by Major Business Segment" and "Notes to Consolidated Financial Statements."

ITEM 9.   Disagreements on Accounting and
          Financial Disclosure

     Not applicable.

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 28, 1995 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference to the Proxy Statement. However, information under the captions "Executive Compensation Committee Report" and "Performance Graph" in the Proxy Statement is not so incorporated.

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

B. The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended January 28, 1995.

C. Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

(3i) Articles of Incorporation.

     (a) Second Restated Certificate of Incorporation filed June 5, 1985, is filed herewith.

     (b) Certificate of Amendment of Second Restated Certificate of Incorporation filed June 3, 1986, is filed herewith.

     (c) Certificate of Amendment of Second Restated Certificate of Incorporation filed June 2, 1987, is filed herewith.

     (d) Certificate of Amendment of Second Restated Certificate of Incorporation filed June 20, 1989, is filed herewith.

     (e) Certificate of Designations, Preferences and Rights of New Series A Cumulative Convertible Preferred Stock of the Company is filed herewith.

     (f) Certificate of Designations, Preferences and Rights of $3.125 Series C Cumulative Convertible Preferred Stock of the Company is filed herewith.

(3ii) By-laws.

      (a) The by-laws of the Company, as amended, are filed herewith.

(4) Instruments defining the rights of security holders, including indentures.

     (a) Common and Preferred Stock: See the Second Restated Certificate of Incorporation, as amended (Exhibit (3i)(a)-(f) hereto).

     (b) A composite copy of the Share Purchase Agreements dated as of April 15, 1992 regarding Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 4(c) to the Form 10-K filed for the fiscal year ended January 25, 1992.

     (c) Exchange Agreement dated as of August 6, 1992 between the Company and the holders of New Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 19.1 to the Form 10-Q filed for the quarter ended July 25, 1992.

          Each other instrument relates to securities the total amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

(10) Material Contracts.

     (a) The Amended and Restated Employment Agreement dated as of April 26, 1988 with Stanley Feldberg is incorporated herein by reference to Exhibit 10(a) to the Form 10-K filed for the fiscal year ended January 30, 1988. The First Amendment to the 1988 Amended and Restated Employment Agreement of Stanley Feldberg dated June 8, 1993 is incorporated herein by reference to Exhibit 10(a) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

     (b) The Amended and Restated Employment Agreement dated as of June 1, 1989 with Sumner L. Feldberg is incorporated herein by reference to Exhibit 10(b) to the Form 10-K filed for the fiscal year ended January 27, 1990. The First Amendment dated as of December 9, 1992 to Sumner L. Feldberg's Amended and Restated Employment Agreement is incorporated herein by reference to Exhibit 10(b) to the Form 10-K for the fiscal year ended January 30, 1993. *

     (c) The Employment Agreement dated as of June 1, 1989 with Arthur F. Loewy is incorporated herein by reference to Exhibit 10(c) to the Form 10-K filed for the fiscal year ended January 27, 1990. The Amendment dated as of January 26, 1991 to Arthur F. Loewy's Employment Agreement is incorporated herein by reference to
          Exhibit 10(c) to the Form 10-K filed for the fiscal year ended January 26, 1991. Amendment No. 2 dated as of January 25, 1992 to Arthur F. Loewy's Employment Agreement is incorporated herein by reference to Exhibit 10(c) to the Form 10-K filed for the fiscal year ended January 25, 1992. Amendment No. 3 dated as of January 30, 1993 to Arthur F. Loewy's Employment Agreement is incorporated herein by reference to Exhibit 10(c) to the Form 10-K filed for the fiscal year ended January 30, 1993. Amendment No. 4, dated as of January 29, 1994, to Arthur F. Loewy's Employment Agreement is incorporated herein by reference to
          Exhibit 10(c) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

     (d) The Employment Agreement dated as of January 30, 1994 with Bernard Cammarata is filed herewith.*

     (e) The Amended and Restated Employment Agreement dated as of February 1, 1995 with Richard Lesser is filed herewith.*

     (f) The Amended and Restated Employment Agreement dated as of February 1, 1995 with Donald G. Campbell is filed herewith.*

     (g) The Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(g) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

     (h) The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

     (i) The 1986 Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(i) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

     (j) The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(j) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

     (k) The General Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

     (l) The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. *

     (m) The 1993 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 1, 1993. *

     (n) The Retirement Plan for Directors, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 1, 1993. *

     (o) The form of Indemnification Agreement between the Company and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

     (p) The Trust Agreement dated as of April 8, 1988 between the Company and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

     (q) The Trust Agreement dated as of April 8, 1988 between the Company and Shawmut Bank of Boston, N.A. is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

     (r) The Distribution Agreement dated as of May 1, 1989 between the Company and Waban Inc. is incorporated herein by reference to
          Exhibit 3 to the Company's Current Report on Form 8-K dated June 21, 1989.

     (s) The Services Agreement between the Company and Waban Inc. dated as of May 1, 1989 is incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated June 21, 1989. Correspondence related to the Services Agreement is incorporated herein by reference to Exhibit 10(dd) to the Form 10-K filed for fiscal year ended January 27, 1990.
          Correspondence related to the Services Agreement is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for fiscal year ended January 26, 1991. Correspondence related to the Services Agreement is incorporated herein by reference to
          Exhibit 10(x) to the Form 10-K filed for the fiscal year ended January 25, 1992. Correspondence related to the Services Agreement is incorporated herein by reference to Exhibit 10(s) to the Form 10-K filed for fiscal year ended January 30, 1993. Correspondence related to the Services Agreement is incorporated herein by reference to Exhibit 10(s) to the Form 10-K filed for the fiscal year ended January 30, 1994.

     (t) The Agreement between the Company and Waban Inc. related to computer services dated as of January 29, 1995 is filed herewith.

     (u) The Executive Services Agreement between the Company and Waban Inc. dated as of June 1, 1989, with respect to the services of Sumner L. Feldberg is incorporated herein by reference to Exhibit 10(ff) to the Form 10-K filed for the fiscal year ended January 27, 1990.

     (v) The Executive Services Agreement between the Company and Waban Inc. dated as of June 1, 1989, with respect to the services of Arthur F. Loewy is incorporated herein by reference to Exhibit 10(gg) to the Form 10-K filed for the fiscal year ended January 27, 1990. Amendment dated as of January 26, 1991 to Executive Services Agreement between the Company and Waban Inc. with respect to the services of Arthur F. Loewy is incorporated herein by reference to Exhibit 10(cc) to Form 10-K filed for the fiscal year ended January 26, 1991. Amendment No. 2 dated as of January 25, 1992 to Executive Services Agreement between the Company and Waban Inc. with respect to the services of Arthur F. Loewy is incorporated herein by reference to Exhibit 10(aa) to the Form 10-K filed for the fiscal year ended January 25, 1992. Amendment No. 3 dated as of January 30, 1993 to Executive Services Agreement between the Company and Waban Inc. with respect to the services of Arthur F. Loewy is incorporated herein by reference to Exhibit 10(u) to Form 10-K filed for the fiscal year ended January 30, 1993. Amendment No. 4 dated as of January 29, 1994 to Executive Services Agreement between the Company and Waban Inc. with respect to the services of Arthur F. Loewy is incorporated herein by reference to Exhibit 10(u) to the Form 10-K filed for the fiscal year ended January 29, 1994.

     (w) The Agreement dated as of July 5, 1989 between the Company and Waban Inc. is incorporated herein by reference to Exhibit 10(hh) to the Form 10-K filed for the fiscal year ended January 27, 1990.

(11) Statement re computation of per share earnings.

     This statement is filed herewith.

(13) Annual Report to security holders.

     Portions of the Annual Report to Stockholders for the fiscal year ended January 28, 1995 are filed herewith.

(21) Subsidiaries.

     A list of the Registrant's subsidiaries is filed herewith.

(23) Consents of experts and counsel.

     The Consent of Coopers & Lybrand L.L.P. is contained on Page F-2 of the Financial Statements filed herewith.

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




                                   THE TJX COMPANIES, INC.



Dated:  April 19, 1995
                                   /s/ Donald G. Campbell
                                   Donald G. Campbell
                                   Senior Vice President - Finance

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




PHYLLIS B. DAVIS*                       ROBERT F. SHAPIRO*
Phyllis B. Davis, Director              Robert F. Shapiro, Director




STANLEY H. FELDBERG*                    WILLOW B. SHIRE*
Stanley H. Feldberg, Director           Willow B. Shire, Director




SUMNER L. FELDBERG*                     BURTON S. STERN*
Sumner L. Feldberg, Director            Burton S. Stern, Director




ARTHUR F. LOEWY*                        FLETCHER H. WILEY*
Arthur F. Loewy, Director               Fletcher H. Wiley, Director




JOHN M. NELSON*                         ABRAHAM ZALEZNIK*
John M. Nelson, Director                Abraham Zaleznik, Director




Dated: April 19, 1995
                                        *By /s/ DONALD G. CAMPBELL
                                        Donald G. Campbell
                                        as attorney-in-fact

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









                          THE TJX COMPANIES, INC.











                                 FORM 10-K

                               ANNUAL REPORT










                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                    AND
                       FINANCIAL STATEMENT SCHEDULES





                        For the Fiscal Years Ended
                    January 28, 1995, January 29, 1994
                           and January 30, 1993








               THE TJX COMPANIES, INC. AND SUBSIDIARIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

    For Fiscal Years Ended January 28, 1995, January 29, 1994 and
                           January 30, 1993



Report of Independent Accountants                                30*

Consent of Independent Accountants                              F-2

Selected Quarterly Financial Data (Unaudited)                    36*

Consolidated Financial Statements:

    Consolidated Statements of Income for the fiscal
    years ended January 28, 1995, January 29, 1994 and
    January 30, 1993                                             16*

    Consolidated Balance Sheets as of January 28, 1995
    and January 29, 1994                                         17*

    Consolidated Statements of Cash Flows for the fiscal
    years ended January 28, 1995, January 29, 1994 and
    January 30, 1993                                             18*

    Consolidated Statements of Shareholders' Equity for
    the fiscal years ended January 28, 1995, January 29,
    1994 and January 30, 1993                                    19*

    Notes to Consolidated Financial Statements                21-29*


* Refers to page numbers in the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1995, certain portions of which pages are incorporated by reference in Part II,
   Item 8 of this report as indicated.










                                 F-1




                  CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statements of The TJX Companies, Inc. on Form S-3 (File No. 33-50259) and on Forms S-8 (File Nos. 2-79089 and 33-12220) of our report dated March 1, 1995, on our audits of the consolidated financial statements of The TJX Companies, Inc. as of January 28, 1995 and January 29, 1994 and for the years ended January 28, 1995, January 29, 1994 and January 30, 1993 which report is incorporated by reference in this Annual Report on Form 10-K.




Boston, Massachusetts
April 19, 1995                    Coopers & Lybrand L.L.P.
































                                 F-2