Form 10-Q
period 1995-04-29
TJX COMPANIES INC /DE/
filed 1995-06-07
CIK 109198

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


For Quarter Ended April 29, 1995
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

The number of shares of Registrant's common stock outstanding as of May 27, 1995: 72,401,326

                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                     Thirteen Weeks Ended
                                                    April 29,    April 30,
                                                         1995         1994

Net sales                                           $ 911,602    $ 851,736

Cost of sales, including buying and
   occupancy costs                                    699,047      635,714

Selling, general and administrative expenses          188,635      177,609

Interest on debt and capital leases                     8,863        5,479

Income before income taxes                             15,057       32,934

Provision for income taxes                              6,992       13,565

Net income                                              8,065       19,369

Preferred stock dividends                               1,789        1,789

Net income available to common shareholders         $   6,276    $  17,580


Primary and fully diluted earnings per common share:

   Net income                                           $ .09        $ .24

Cash dividends per common share                         $ .14        $ .14


The accompanying notes are an integral part of the financial statements.

            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEETS
                                 (UNAUDITED)
                                IN THOUSANDS

ASSETS                                  April 29,  January 28,   April 30,
                                             1995         1995        1994
Current assets:
  Cash and cash equivalents            $   21,159   $   41,569  $   30,287
  Accounts receivable                      85,807       43,440      49,609
  Merchandise inventories               1,076,064      937,729     859,374
  Prepaid expenses                         44,749       23,459      29,859
      Total current assets              1,227,779    1,046,197     969,129

Property, at cost:
  Land and buildings                      114,810      114,736     112,841
  Leasehold costs and improvements        313,324      302,844     265,649
  Furniture, fixtures and equipment       460,612      447,840     405,557
                                          888,746      865,420     784,047
  Less accumulated depreciation           395,101      377,595     340,542
                                          493,645      487,825     443,505

Other assets                               14,028       14,319      13,636
Goodwill, net of amortization              89,309       89,877      91,883
TOTAL ASSETS                           $1,824,761   $1,638,218  $1,518,153

LIABILITIES

Current liabilities:
  Short-term debt                      $  168,365   $   20,000  $   10,000
  Current installments of
    long-term debt                         31,364       31,306       5,995
  Accounts payable                        475,228      439,277     400,091
  Accrued expenses and other
    current liabilities                   274,079      267,682     259,729
      Total current liabilities           949,036      758,265     675,815

Long-term debt exclusive of
  current installments:
  Real estate mortgages                    76,692       77,550      42,021
  Equipment notes                           4,475        4,598       5,900
  General corporate debt                  157,330      157,330     161,915

Deferred income taxes                      34,498       33,523      34,587
SHAREHOLDERS' EQUITY
Preferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  cumulative convertible stock of:
  250,000 shares of 8% Series A            25,000       25,000      25,000
  1,650,000 shares of 6.25% Series C       82,500       82,500      82,500
Common stock, authorized 150,000,000
  shares, par value $1, issued and
  outstanding 72,401,076, 72,401,254
  and 73,455,447, shares                   72,401       72,401      73,455
Additional paid-in capital                267,575      267,937     285,172
Retained earnings                         155,254      159,114     131,788
      Total shareholders' equity          602,730      606,952     597,915

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $1,824,761   $1,638,218  $1,518,153


The accompanying notes are an integral part of the financial statements.

            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                IN THOUSANDS

                                                     Thirteen Weeks Ended
                                                    April 29,    April 30,
                                                         1995         1994
Cash flows from operating activities:
 Net income                                         $   8,065    $  19,369
   Adjustments to reconcile net income to
    net cash (used in) operating activities:
     Depreciation and amortization                     21,063       18,363
     Loss on property disposals                           874        2,500
     Other                                               (486)         (61)
     Changes in assets and liabilities:
      (Increase) in accounts receivable               (42,367)     (18,970)
      (Increase) in merchandise inventories          (138,335)     (87,050)
      (Increase) in prepaid expenses                  (21,290)      (9,068)
      Increase in accounts payable                     35,951       59,513
      Increase in accrued expenses and other
       current liabilities                              6,397       14,590
      Increase in deferred income taxes                   975          624

Net cash (used in) operating activities              (129,153)        (190)

Cash flows from investing activities:
 Property additions                                   (26,797)     (24,352)

Cash flows from financing activities:
 Proceeds from borrowings of short-term debt          148,365       10,000
 Principal payments on long-term debt                    (923)        (959)
 Proceeds from sale and issuance of common
  stock, net                                               23          492
 Cash dividends                                       (11,925)     (12,806)

Net cash provided by (used in) financing
 activities                                           135,540       (3,273)

Net (decrease) in cash and cash equivalents           (20,410)     (27,815)
Cash and cash equivalents at beginning of year         41,569       58,102

Cash and cash equivalents at end of period          $  21,159    $  30,287


The accompanying notes are an integral part of the financial statements.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION


       Thirteen Weeks (First Quarter) ended April 29, 1995 versus
                  Thirteen Weeks ended April 30, 1994


Net sales for the first quarter were $911.6 million, up 7% from $851.7 million last year. The sales increase is primarily attributable to new stores and, to a lesser extent, the inclusion of HomeGoods in this year's consolidated net sales. Same store sales decreased by 1% and 9% for T.J. Maxx and Hit or Miss, respectively, while Winners same store sales increased by 5%. Chadwick's experienced a 7% increase in sales. In general, sales were impacted by the continuing general softness, industrywide, in U.S. apparel sales.

Net income for the first quarter was $8.1 million, or $.09 per common share, versus last year's first quarter of $19.4 million, or $.24 per common share.

The following table sets forth operating results expressed as a percentage of net sales:

                                               Percentage of Net Sales
                                                   13 Weeks Ended
                                               4/29/95         4/30/94

Net sales                                       100.0%          100.0%
Cost of sales, including buying and
  occupancy costs                                76.7            74.6
Selling, general and administrative expenses     20.7            20.9
Interest on debt and capital leases                .9              .6

Income before income taxes                        1.7%            3.9%


Cost of sales, including buying and occupancy costs, as a percentage of net sales increased over last year primarily due to higher markdowns taken in the first quarter at T.J. Maxx.

Selling, general and administrative expenses, as a percentage of net sales, decreased as a result of operational improvements at Chadwick's.

Interest on debt and capital leases increased over the prior year due to additional borrowings under the Company's medium term note program, a $45 million real estate mortgage placed on the Chadwick's fulfillment center in December 1994 and an increase in short-term borrowings.

The following table sets forth the operating results of the Company's major business segments: (unaudited)
                                               13 Weeks Ended
                                               (In Thousands)

                                           April 29,    April 30,
                                                1995         1994
Net sales:
   Off-price family apparel stores          $ 700,714    $ 653,428
   Off-price women's specialty stores          81,172       89,476
   Off-price catalog operation                116,611      108,832
   Off-price home fashions stores              13,105            -
                                            $ 911,602    $ 851,736

Operating income:
   Off-price family apparel stores          $  32,911    $  46,679
   Off-price women's specialty stores          (1,790)         243
   Off-price catalog operation                  5,261          972
   Off-price home fashions stores              (1,529)           -
                                               34,853       47,894

General corporate expense*                     10,280        8,828
Goodwill amortization                             653          653
Interest expense                                8,863        5,479

Income before income taxes                  $  15,057    $  32,934


* General corporate expense for the thirteen weeks ended April 29, 1995 includes the net operating results of T.K. Maxx and the Cosmopolitan catalog. General corporate expense for the thirteen weeks ended April 30, 1994 includes the net operating results of HomeGoods and T.K. Maxx as well as a reserve for the closing of the Value Mart operation.

The off-price family apparel stores segment, T.J. Maxx and Winners, recorded a 30% decrease in operating income. This is attributable to weak apparel sales and higher markdowns at T.J. Maxx. Winners' operating income increased over last year's first quarter. Hit or Miss also recorded a decrease in operating income due to weakness in apparel sales. Chadwick's recorded a significant increase in operating income due to operational improvements, resulting in improved expense ratios, better customer service, and shipping goods on a more timely basis.

Stores in operation at the end of the period are as follows:

                                 April 29, 1995       April 30, 1994

      T.J. Maxx                        558                  513
      Hit or Miss                      479                  504
      Winners                           39                   28
      HomeGoods                         19                   10
      T.K. Maxx                          6                    2
                                 PAGE 7

Financial Condition

Cash flows from operating and financing activities for the three months reflect increases in inventory, accounts payable and short-term borrowings, which are primarily due to normal seasonal requirements.
The increase in short-term borrowings also reflects an increase in accounts receivable due to a deferred customer billing program at Chadwick's, an increase in prepaid expenses due to a shift in the timing of certain catalog mailings at Chadwick's and lower than anticipated earnings in fiscal 1995 and the first quarter of fiscal 1996.

As of April 29, 1995, the Company has unsecured committed short-term credit lines totalling $300 million and unsecured uncommitted short-term credit lines of $115 million. These lines, when needed, are drawn upon or used as backup to the Company's commercial paper program. The Company believes that internally generated funds along with its ability to access external financing sources, will meet its needs.

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

4. The Company's cash payments for interest expense and income taxes are as follows: (in thousands)
                                               Thirteen Weeks Ended
                                               April 29,  April 30,
                                                    1995       1994
     Cash paid for:
        Interest on debt and capital leases       $3,971     $1,201
        Income taxes                               3,518      4,828

PART II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting of Stockholders on June 6, 1995. The following matters were voted upon at the Annual
           Meeting:

           Election of Directors             For            Withheld

           Richard G. Lesser             61,602,216          292,608
           John M. Nelson                61,594,280          300,544
           Burton S. Stern               61,588,152          306,672

           In addition to those elected, the following are directors whose term of office continued after the Annual Meeting:

           Bernard Cammarata
           Phyllis B. Davis
           Stanley H. Feldberg
           Arthur F. Loewy
           Robert F. Shapiro
           Willow B. Shire
           Fletcher H. Wiley
           Abraham Zaleznik

Item 6(a). Exhibits

     (11)  Statement re Computation of Per Share Earnings

           This statement is filed herewith.

Item 6(b). Reports on Form 8-K

           The Company was not required to file a Current Report on Form 8-K during the quarter ended April 29, 1995.

                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)




     Date: June 7, 1995


                              /s/ Donald G. Campbell
                              Donald G. Campbell, Senior Vice
                              President - Finance, on behalf
                              of The TJX Companies, Inc. and as
                              Principal Financial and Accounting
                              Officer of The TJX Companies, Inc.