Form 10-Q
period 1995-07-29
TJX COMPANIES INC /DE/
filed 1995-09-12
CIK 109198

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


For Quarter Ended July 29, 1995
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

The number of shares of Registrant's common stock outstanding as of August 26, 1995: 72,407,871

                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                     Thirteen Weeks Ended
                                                    July 29,      July 30,
                                                        1995          1994

Net sales                                           $848,945      $775,240

Cost of sales, including buying and
  occupancy costs                                    657,682       583,386

Selling, general and administrative expenses         166,933       152,483

Interest on debt and capital leases                    9,813         5,400

Income from continuing operations before
  income taxes                                        14,517        33,971

Provision for income taxes                             6,804        14,176

Income from continuing operations                      7,713        19,795

Discontinued operations:
  (Loss) from discontinued operations,
    net of income taxes                                 (855)         (999)
  (Loss) on the disposal of discontinued
    operations, net of income taxes                  (31,700)            -

Net income (loss)                                    (24,842)       18,796

Preferred stock dividends                              1,789         1,789

Net income (loss) available (attributable) to
  common shareholders                               $(26,631)     $ 17,007


Primary and fully diluted earnings per
  common share:
    Continuing operations                             $  .08        $  .24
    Discontinued operations                             (.45)         (.01)
    Net income (loss)                                 $ (.37)       $  .23

Cash dividends per common share                       $  .14        $  .14



The accompanying notes are an integral part of the financial statements.

                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                  Twenty-Six Weeks Ended
                                                  July 29,        July 30,
                                                      1995            1994

Net sales                                       $1,679,375      $1,537,500

Cost of sales, including buying and
  occupancy costs                                1,292,119       1,149,434

Selling, general and administrative
  expenses                                         337,129         310,428

Interest on debt and capital leases                 18,312          10,574

Income from continuing operations before
  income taxes                                      31,815          67,064

Provision for income taxes                          14,592          27,801

Income from continuing operations                   17,223          39,263

Discontinued operations:
  (Loss) from discontinued operations,
    net of income taxes                             (2,300)         (1,098)
  (Loss) on the disposal of discontinued
    operations, net of income taxes                (31,700)              -

Net income (loss)                                  (16,777)         38,165

Preferred stock dividends                            3,578           3,578

Net income (loss) available (attributable)
  to common shareholders                        $  (20,355)     $   34,587


Primary and fully diluted earnings per
  common share:
    Continuing operations                           $  .19          $  .48
    Discontinued operations                           (.47)           (.01)
    Net income (loss)                               $ (.28)         $  .47

Cash dividends per common share                     $  .28          $  .28



The accompanying notes are an integral part of the financial statements.

            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEETS
                                 (UNAUDITED)
                                IN THOUSANDS

ASSETS                                   July 29,  January 28,    July 30,
                                             1995         1995        1994
Current assets:
  Cash and cash equivalents            $   19,752   $   41,569  $   20,605
  Accounts receivable                      48,595       41,749      36,284
  Merchandise inventories               1,092,143      890,593     912,972
  Prepaid expenses                         29,438       22,881      21,840
  Net current assets of discontinued
    operations                             11,937       10,731       6,293
      Total current assets              1,201,865    1,007,523     997,994

Property, at cost:
  Land and buildings                      114,899      114,736     113,774
  Leasehold costs and improvements        277,197      251,387     226,989
  Furniture, fixtures and equipment       408,049      380,806     355,717
                                          800,145      746,929     696,480
  Less accumulated depreciation           328,634      297,019     278,580
                                          471,511      449,910     417,900

Other assets                               16,354       14,244      13,797
Goodwill, net of amortization              88,639       89,877      91,224
Net noncurrent assets of discontinued
  operations                               32,528       37,990      40,140

TOTAL ASSETS                           $1,810,897   $1,599,544  $1,561,055

LIABILITIES

Current liabilities:
  Short-term debt                      $   65,749   $   20,000  $   94,000
  Current installments of
    long-term debt                         33,987       31,306       6,119
  Accounts payable                        396,133      415,861     392,948
  Accrued expenses and other
    current liabilities                   299,870      252,424     225,491
      Total current liabilities           795,739      719,591     718,558

Long-term debt exclusive of current
  installments:
  Real estate mortgages                    72,462       77,550      40,446
  Equipment notes                           3,897        4,598       5,303
  General corporate debt                  357,193      157,330     161,830

Deferred income taxes                      15,716       33,523      29,985






SHAREHOLDERS' EQUITY

Preferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  cumulative convertible stock of:
  250,000 shares of 8% Series A            25,000       25,000      25,000
  1,650,000 shares of 6.25% Series C       82,500       82,500      82,500
Common stock, authorized 150,000,000
  shares, par value $1, issued and
  outstanding 72,406,751, 72,401,254
  and 73,459,528 shares                    72,407       72,401      73,460
Additional paid-in capital                267,496      267,937     285,463
Retained earnings                         118,487      159,114     138,510
      Total shareholders' equity          565,890      606,952     604,933

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $1,810,897   $1,599,544  $1,561,055



The accompanying notes are an integral part of the financial statements.

            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                IN THOUSANDS

                                                    Twenty-Six Weeks Ended
                                                    July 29,      July 30,
                                                        1995          1994
Cash flows from operating activities:
  Net income (loss)                                 $(16,777)     $ 38,165
   Adjustments to reconcile net income (loss) to
     net cash (used in) operating activities:
     Depreciation and amortization                    37,589        31,584
     Loss from discontinued operations                 2,300         1,098
     Loss on disposal of discontinued operations      31,700             -
     Loss on property disposals                          297         2,779
     Other                                            (3,356)         (192)
     Changes in assets and liabilities:
      (Increase) in accounts receivable               (6,846)       (7,645)
      (Increase) in merchandise inventories         (201,550)     (192,730)
      (Increase) in prepaid expenses                  (6,557)       (1,878)
      Increase (decrease) in accounts payable        (19,728)       84,283
      (Decrease) in accrued expenses and
       other current liabilities                      (4,070)       (1,406)
      Increase (decrease) in deferred income taxes     1,950        (3,978)

Net cash (used in) operating activities             (185,048)      (49,920)

Cash flows from investing activities:
  Property additions                                 (57,518)      (52,876)

Cash flows from financing activities:
  Proceeds from borrowings of short-term debt         45,749        94,000
  Proceeds from borrowings of long-term debt         199,861             -
  Principal payments on long-term debt                (3,108)       (3,092)
  Proceeds from sale and issuance of common
   stock, net                                             82           551
  Cash dividends                                     (23,850)      (24,880)
Net cash provided by financing activities            218,734        66,579

Net cash (used in) continuing operations             (23,832)      (36,217)
Net cash provided by (used in) discontinued
  operations                                           2,015        (1,280)
Net (decrease) in cash and cash equivalents          (21,817)      (37,497)

Cash and cash equivalents at beginning of year        41,569        58,102

Cash and cash equivalents at end of period          $ 19,752      $ 20,605


The accompanying notes are an integral part of the financial statements.
                                  PAGE 6

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

 Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended July 29, 1995
      Versus Thirteen Weeks and Twenty-Six Weeks Ended July 30, 1994

On August 14, 1995, the Company signed an agreement to sell its women's specialty division, Hit or Miss, to an entity owned by a group of outside investors and management of that division. As a result of this transaction, the operating results of Hit or Miss for the current period and all prior periods are presented as discontinued operations for comparative purposes. The impact of the sale of the division, estimated to be an after-tax loss of $31.7 million (net of tax benefits of $19.8 million), is reflected as loss on disposal of discontinued operations. The loss on disposal includes an estimate of operating results of Hit or Miss from July 30, 1995 through the anticipated closing date of the transaction.

Net sales from continuing operations for the second quarter were $848.9 million, up 10% from $775.2 million last year. For the six months, net sales from continuing operations were $1,679.4 million, up 9% from $1,537.5 million for the same period last year. The sales increase is primarily attributable to new stores and, to a lesser extent, the inclusion of HomeGoods in this year's consolidated net sales. Same store sales for the quarter decreased 2% for T.J. Maxx and increased 18% for Winners. For the six months, same store sales decreased 2% for T.J. Maxx and increased 11% for Winners. Chadwick's experienced an increase in sales of 3% and 5% for the quarter and six months, respectively. In general, sales were impacted in both periods by the continuing general softness, industrywide, in U.S. apparel sales, continued promotional activity of other retailers and unusual weather in the second quarter.

Income from continuing operations for the second quarter was $7.7 million, or $.08 per common share, versus last year's $19.8 million, or $.24 per common share. The net loss for the second quarter after reflecting Hit or Miss as discontinued operations, was $24.8 million, or $.37 per common share, versus net income of $18.8 million, or $.23 per common share, last year. For the six months, income from continuing operations was $17.2 million, or $.19 per common share versus $39.3 million, or $.48 per common share. The net loss for the six months after reflecting Hit or Miss as discontinued operations was $16.8 million, or $.28 per common share, versus net income of $38.2 million, or $.47 per common share, for the same period last year.

The following table sets forth operating results expressed as a percentage of net sales:

                                             Percentage of Net Sales
                                        13 Weeks Ended    26 Weeks Ended
                                       7/29/95  7/30/94  7/29/95  7/30/94

Net sales                               100.0%   100.0%   100.0%   100.0%
Cost of sales, including buying
  and occupancy costs                    77.5     75.2     76.9     74.7
Selling, general and administrative
  expenses                               19.7     19.7     20.1     20.2
Interest on debt and capital leases       1.1       .7      1.1       .7

Income from continuing operations
  before income taxes                     1.7%     4.4%     1.9%     4.4%

Consolidated cost of sales, including buying and occupancy costs, as a percentage of net sales increased in both periods over last year due to higher markdowns taken at T.J. Maxx.

Interest on debt and capital leases increased in both periods over the prior year due to additional long-term borrowings under the Company's medium term note program in September 1994, a $45 million real estate mortgage placed on the Chadwick's fulfillment center in December 1994, and $200 million of long-term notes issued in June 1995. In addition, interest expense reflects an increase in short-term borrowings, prior to receipt of the $200 million borrowed in June.

The increase in the effective income tax rate in both periods reflects the impact of foreign operating losses for which tax benefits have not been recognized.

The following table sets forth the operating results of the Company's major business segments: (unaudited)

                                             (In Thousands)

                              Thirteen Weeks Ended  Twenty-Six Weeks Ended
                              July 29,    July 30,    July 29,    July 30,
                                  1995        1994        1995        1994
Net sales:
  Off-price family
    apparel stores            $742,032    $689,849  $1,442,746  $1,343,277
  Off-price catalog
    operation                   87,602      85,391     204,213     194,223
  Off-price home fashion
    stores                      19,311           -      32,416           -
                              $848,945    $775,240  $1,679,375  $1,537,500

Operating income (loss):
  Off-price family
    apparel stores            $ 37,229    $ 46,924  $   70,140  $   93,603
  Off-price catalog
    operation                   (1,128)      4,111       4,133       5,083
  Off-price home fashion
    stores                      (2,327)          -      (3,856)          -
                                33,774      51,035      70,417      98,686

General corporate expense*       8,790      11,010      18,983      19,741
Goodwill amortization              654         654       1,307       1,307
Interest expense                 9,813       5,400      18,312      10,574

Income from continuing
  operations before income
  taxes                       $ 14,517    $ 33,971  $   31,815  $   67,064


* General corporate expense for the periods ended July 29, 1995 include the net operating results of T.K. Maxx and the Cosmopolitan catalog. General corporate expense for the periods ended July 30, 1994 include the net operating results of HomeGoods and T.K. Maxx.

The off-price family apparel stores segment, T.J. Maxx and Winners, recorded a decrease in operating profit of 21% and 25% for the second quarter and six months, respectively. This is attributable to weak apparel sales and increased markdowns at T.J. Maxx. Winners operating income increased in both periods. Chadwick's recorded a decrease in operating income in both periods due to a weak response to the summer catalog. Despite the weak sales performance, this division has made operational improvements leading to improved customer service.

Stores in operation at the end of the period are as follows:

                                 July 29, 1995        July 30, 1994

      T.J. Maxx                       565                  520
      Winners                          42                   29
      HomeGoods                        22                   10
      T.K. Maxx                         6                    2

Financial Condition

Cash flows from operating and financing activities for the six months reflect increases in inventory and short-term borrowings, which are primarily due to normal seasonal requirements and an increase in opportunistic purchases at T.J. Maxx for the fall selling season versus that of the prior year. An increase in long-term debt is due to the Company's borrowing of $100 million of 5 year notes at 6 5/8% and $100 million of 10 year notes at 7%. Proceeds of these two notes initially used in part to reduce short-term borrowings will be used for the repayment of scheduled maturities of outstanding long-term debt, for new store and other capital expenditures and for general corporate purposes. Overall borrowing levels have increased primarily due to lower than anticipated earnings in fiscal 1995 and the first half of fiscal 1996.

As of July 29, 1995, the Company has unsecured committed short-term credit lines totalling $330 million and unsecured uncommitted short-term credit lines of $105 million. These lines, when needed, are drawn upon or used as backup to the Company's commercial paper program. The Company believes that internally generated funds along with its ability to access external financing sources, will meet its needs.

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

4. The Company's cash payments for interest expense and income taxes, including discontinued operations, are as follows: (in thousands)

                                               Twenty-Six Weeks Ended
                                               July 29,      July 30,
                                                   1995          1994
     Cash paid for:
        Interest on debt and capital leases     $17,718       $11,229
        Income taxes                              5,568        33,882

5. On August 14, 1995, the Company signed an agreement to sell the Hit or Miss division to members of Hit or Miss management and outside investors. Under the agreement, the Company will be responsible for the cost of closing 69 stores. The Company will receive $3 million in cash and a seven-year, $10 million Note with interest at 10%. The parties expect to complete the transaction during September, 1995.

   As a result of this transaction, the operating results of Hit or Miss, as well as the loss on the sale of the division, are presented as discontinued operations. The Company's results for the second quarter and first six months include an after-tax loss from discontinued operations of $.9 million and $2.3 million, respectively. The operating results of Hit or Miss for all prior periods have been reclassified as "Income (loss) from discontinued operations" for comparative purposes. The impact of the sale of the division, estimated to be an after-tax loss of $31.7 million (net of tax benefits of $19.8 million), is reflected as "Loss on disposal of discontinued operations." The loss on disposal includes an estimate of operating results of Hit or Miss through the anticipated closing date of the transaction.

6. In June 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission which provides for the issuance of up to $250,000,000 of long-term debt. Upon completion of the filing, the Company then issued $200 million of long-term notes. A summary of the notes issued is as follows:

                      Principal          Term           Interest Rate

     Note A         $100 Million        5 Years             6 5/8%
     Note B          100 Million       10 Years                 7%

   The proceeds, initially used in part to repay short-term borrowings, will be used by the Company for the repayment of scheduled maturities of outstanding long-term debt, for new store and other capital expenditures and for general corporate purposes.

                                  PAGE 12
PART II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

           Information with respect to matters voted on at the Company's Annual Meeting of Stockholders on June 6, 1995 (during the period covered by this report) was provided in the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 11 - Statement re Computation of Per Share Earnings

           (b) On June 20, the Company filed a report on Form 8-K under which it filed a copy of its bylaws as amended on June 6, 1995. In addition, under the Form 8-K, a form of Underwriting Agreement was filed which related to the Company's issuance of $200 million of long-term notes.
                                  PAGE 13




                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)




     Date:  September 12, 1995


                              /s/ Donald G. Campbell
                              Donald G. Campbell, Senior Vice
                              President - Finance, on behalf
                              of The TJX Companies, Inc. and as
                              Principal Financial and Accounting
                              Officer of The TJX Companies, Inc.