Form 10-Q
period 1995-10-28
TJX COMPANIES INC /DE/
filed 1995-12-12
CIK 109198

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


For Quarter Ended October 28, 1995
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

The number of shares of Registrant's common stock outstanding as of November 25, 1995: 72,430,059



                                   PAGE 2
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                   Thirteen Weeks Ended
                                                 October 28,   October 29,
                                                        1995          1994

Net sales                                         $1,012,672    $  924,606

Cost of sales, including buying and
   occupancy costs                                   748,005       680,365

Selling, general and administrative expenses         196,950       178,001

Interest on debt and capital leases                   11,250         7,257

Income from continuing operations before
   income taxes                                       56,467        58,983

Provision for income taxes                            22,590        24,387

Income from continuing operations                     33,877        34,596

Discontinued operations:
   Income (loss) from discontinued operations,
     net of income taxes                                   -        (1,808)
   (Loss) on the disposal of discontinued
     operations, net of income taxes                       -             -

Net income                                            33,877        32,788

Preferred stock dividends                              1,789         1,789

Net income available to common shareholders       $   32,088    $   30,999


Primary and fully diluted earnings per
   common share:
     Continuing operations                            $  .44        $  .44
     Discontinued operations                               -          (.02)
     Net income                                       $  .44        $  .42

Cash dividends per common share                       $  .14        $  .14



The accompanying notes are an integral part of the financial statements.



                                   PAGE 3
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                 Thirty-Nine Weeks Ended
                                               October 28,     October 29,
                                                      1995            1994

Net sales                                       $2,692,047      $2,462,106

Cost of sales, including buying and
   occupancy costs                               2,040,124       1,829,799

Selling, general and administrative
   expenses                                        534,079         488,429

Interest on debt and capital leases                 29,562          17,831

Income from continuing operations before
   income taxes                                     88,282         126,047

Provision for income taxes                          37,182          52,188

Income from continuing operations                   51,100          73,859

Discontinued operations:
   Income (loss) from discontinued
     operations, net of income taxes                (2,300)         (2,906)
   (Loss) on the disposal of discontinued
     operations, net of income taxes               (31,700)              -

Net income                                          17,100          70,953

Preferred stock dividends                            5,367           5,367

Net income available to common shareholders     $   11,733      $   65,586

Primary and fully diluted earnings per
   common share:
     Continuing operations                          $  .63          $  .93
     Discontinued operations                          (.47)           (.04)
     Net income                                     $  .16          $  .89

Cash dividends per common share                     $  .42          $  .42




The accompanying notes are an integral part of the financial statements.


                                   PAGE 4
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEETS
                                 (UNAUDITED)
                                IN THOUSANDS

ASSETS                                October 28,  January 28,  October 29,
                                             1995         1995         1994
Current assets:
  Cash and cash equivalents            $   26,902   $   41,569   $   26,247
  Accounts receivable                     135,901       41,749       65,297
  Merchandise inventories               1,111,651      890,593    1,014,448
  Prepaid expenses                         31,367       22,881       24,426
  Net current assets of discontinued
    operations                                  -       10,731       11,282
      Total current assets              1,305,821    1,007,523    1,141,700

Property, at cost:
  Land and buildings                      115,226      114,736      114,423
  Leasehold costs and improvements        287,888      251,387      241,312
  Furniture, fixtures and equipment       421,493      380,806      373,401
                                          824,607      746,929      729,136
  Less accumulated depreciation           342,722      297,019      291,440
                                          481,885      449,910      437,696

Other assets                               27,580       14,244       16,532
Goodwill, net of amortization              87,993       89,877       90,624
Net noncurrent assets of discontinued
  operations                                    -       37,990       39,132

TOTAL ASSETS                           $1,903,279   $1,599,544   $1,725,684

LIABILITIES

Current liabilities:
  Short-term debt                      $   97,699   $   20,000   $  118,970
  Current installments of
    long-term debt                         56,048       31,306        6,175
  Accounts payable                        407,778      415,861      452,964
  Accrued expenses and other
    current liabilities                   306,240      252,424      266,393
  Federal and state income taxes
    payable                                 2,068            -       20,456
      Total current liabilities           869,833      719,591      864,958

Long-term debt exclusive of current
  installments:
  Real estate mortgages                    71,569       77,550       39,614
  Equipment notes                           3,801        4,598        5,244
  General corporate debt                  335,196      157,330      182,330

Deferred income taxes                      34,780       33,523       27,993




SHAREHOLDERS' EQUITY

Preferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  cumulative convertible stock of:
  - 250,000 shares of 8% Series A          25,000       25,000      25,000
  - 1,650,000 shares of 6.25% Series C     82,500       82,500      82,500
Common stock, par value $1, authorized
  150,000,000 shares, issued and
  outstanding 72,418,517; 72,401,254
  and 72,409,433 shares                    72,419       72,401      72,409
Additional paid-in capital                267,743      267,937     266,412
Retained earnings                         140,438      159,114     159,224
      Total shareholders' equity          588,100      606,952     605,545

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $1,903,279   $1,599,544  $1,725,684



The accompanying notes are an integral part of the financial statements.


































                                   PAGE 5
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                IN THOUSANDS
                                                  Thirty-Nine Weeks Ended
                                                 October 28,   October 29,
                                                        1995          1994
Cash flows from operating activities:
  Income before cumulative effect of
   accounting changes                               $ 17,100      $ 70,953
   Adjustments to reconcile income before
    cumulative effect of accounting changes
    to net cash (used in) operating activities:
     Depreciation and amortization                    57,039        48,686
     Loss from discontinued operations                 2,300         2,906
     Loss on disposal of discontinued operations      31,700             -
     Loss on property disposals                          719         2,834
     Other                                            (4,718)       (2,656)
     Changes in assets and liabilities:
      (Increase) in accounts receivable              (94,152)      (36,658)
      (Increase) in merchandise inventories         (221,058)     (294,206)
      (Increase) in prepaid expenses                  (8,486)       (4,464)
      Increase (decrease) in accounts payable         (8,083)      144,299
      Increase in accrued expenses and
       other current liabilities                      32,203        37,839
      Increase in income taxes payable                11,520        20,456
      Increase (decrease) in deferred
       income taxes                                    7,973        (5,970)

Net cash (used in) operating activities             (175,943)      (15,981)

Cash flows from investing activities:
  Property additions                                 (86,759)      (88,853)
  Proceeds from sale of discontinued operations        3,000             -
Net cash (used in) investing activities              (83,759)      (88,853)

Cash flows from financing activities:
  Proceeds from borrowings of short-term debt         77,699       118,970
  Proceeds from borrowings of long-term debt         199,861        20,500
  Principal payments on long-term debt                (4,036)       (3,927)
  Proceeds from sale and issuance of common
   stock, net                                            121           720
  Common stock repurchased                                 -       (19,261)
  Cash dividends                                     (35,776)      (36,954)
Net cash provided by financing activities            237,869        80,048

Net cash (used in) continuing operations             (21,833)      (24,786)
Net cash provided by (used in) discontinued
  operations                                           7,166        (7,069)
Net (decrease) in cash and cash equivalents          (14,667)      (31,855)
Cash and cash equivalents at beginning of year        41,569        58,102

Cash and cash equivalents at end of period          $ 26,902      $ 26,247

The accompanying notes are an integral part of the financial statements.
                                  PAGE 6

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended October 28, 1995
    Versus Thirteen Weeks and Thirty-Nine Weeks Ended October 29, 1994

Effective September 30, 1995, the Company sold its women's specialty division, Hit or Miss, to an entity owned by a group of outside investors and management of that division. As a result of this transaction, the operating results of Hit or Miss for the current period and all prior periods are presented as discontinued operations for comparative purposes. The impact of the sale of the division, estimated to be an after-tax loss of $31.7 million (net of tax benefits of $19.8 million), is reflected as loss on disposal of discontinued operations. The loss on disposal includes the operating results of Hit or Miss from July 30, 1995 through the closing date of the transaction.

Net sales from continuing operations for the third quarter were $1,012.7 million, up 10% from $924.6 million last year. For the nine months, net sales from continuing operations were $2,692.0 million, up 9% from $2,462.1 million for the same period last year. The sales increase is primarily attributable to new stores and, to a lesser extent, the inclusion of HomeGoods in this year's consolidated net sales. Same store sales for the quarter decreased 4% and 1% for T.J. Maxx and Winners, respectively. For the nine months, same store sales decreased 2% for T.J. Maxx and increased 6% for Winners. Chadwick's experienced an increase in sales of 25% and 13% for the quarter and nine months, respectively. In general, sales were impacted in both periods by the continuing general softness, industrywide, in U.S. apparel sales, continued promotional activity of other retailers and unusual weather.

Income from continuing operations for the third quarter was $33.9 million, or $.44 per common share, versus last year's $34.6 million, or $.44 per common share. For the nine months, income from continuing operations was $51.1 million, or $.63 per common share versus last year's $73.9 million or $.93 per common share. Net income for the nine months after reflecting Hit or Miss as discontinued operations was $17.1 million, or $.16 per common share.

The following table sets forth operating results expressed as a percentage of net sales (continuing operations):
                                          Percentage of Net Sales
                                    13 Weeks Ended       39 Weeks Ended
                                  10/28/95  10/29/94   10/28/95  10/29/94

Net sales                          100.0%    100.0%     100.0%    100.0%
Cost of sales, including
  buying and occupancy costs        73.9      73.6       75.8      74.3
Selling, general and
  administrative expenses           19.4      19.3       19.8      19.8
Interest on debt and capital
 leases                              1.1        .7        1.1        .8

Income from continuing
  operations before
  income taxes                       5.6%      6.4%       3.3%      5.1%

Consolidated cost of sales, including buying and occupancy costs, as a percentage of net sales increased for the nine months as compared to last year primarily due to higher markdowns taken at T.J. Maxx. For the quarter, the increase in this ratio is primarily due to the decrease in same store sales.

Interest on debt and capital leases increased in both periods over the prior year due to additional borrowings under the Company's medium term note program in September 1994, a $45 million real estate mortgage placed on the Chadwick's fulfillment center in December 1994, and $200 million of long-term notes issued in June 1995. In addition, interest expense reflects an increase in short-term borrowings, prior to receipt of the $200 million borrowed in June.

The increase in the effective income tax rate for the nine months reflects the impact of foreign operating losses for which tax benefits have not been recognized. The decrease in the effective income tax rate in the quarter reflects the tax benefit on foreign operating losses realizable due to a third quarter corporate restructuring of certain foreign subsidiaries.

The following table sets forth the operating results of the Company's major business segments: (unaudited)
                                          (In Thousands)

                          Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                         October 28, October 29,   October 28, October 29,
                                1995        1994          1995        1994
Net sales:
  Off-price family
    apparel stores        $  840,675  $  803,653    $2,283,421  $2,146,930
  Off-price catalog
    operation                151,458     120,953       355,671     315,176
  Off-price home
    fashion stores            20,539           -        52,955           -
                          $1,012,672  $  924,606    $2,692,047  $2,462,106

Operating income (loss):
  Off-price family
    apparel stores        $   65,899  $   71,377    $  136,039  $  164,980
  Off-price catalog
    operation                 13,905       3,798        18,038       8,881
  Off-price home
    fashion stores            (2,211)          -        (6,067)          -
                              77,593      75,175       148,010     173,861

General corporate expense*     9,223       8,282        28,206      28,023
Goodwill amortization            653         653         1,960       1,960
Interest expense              11,250       7,257        29,562      17,831

Income from continuing
  operations before
  income taxes            $   56,467  $   58,983    $   88,282  $  126,047

* General corporate expense for the periods ended October 28, 1995 include the net operating results of T.K. Maxx and the Cosmopolitan catalog. General corporate expense for the periods ended October 29, 1994 include the net operating results of HomeGoods and T.K. Maxx.
                                  PAGE 8

The off-price family apparel stores segment, T.J. Maxx and Winners, recorded a decrease in operating profit of 8% and 18% for the third quarter and nine months, respectively. These results are attributable to weak apparel sales in both periods, as well as increased markdowns at T.J. Maxx for the nine months ended October 1995. Winners operating income increased in both periods. Chadwick's recorded an increase in operating income in both periods due to high demand from the winter and holiday catalogs. This division has made operational improvements leading to improved customer service.

Stores in operation at the end of the period are as follows:

                                 October 28, 1995     October 29, 1994

      T.J. Maxx                         581                  539
      Winners                            49                   34
      HomeGoods                          24                   12
      T.K. Maxx                           8                    4

Financial Condition

Cash flows from operating and financing activities for the nine months reflect increases in inventory and short-term borrowings, which are primarily due to normal seasonal requirements. In addition, cash flows from operating activities for the nine months ended October 1995 reflects an increase in opportunistic purchases at T.J. Maxx. The increase in short-term borrowings also reflects an increase in accounts receivable due to a deferred customer billing program at Chadwick's. The increase in long-term debt is due to the Company's borrowing of $100 million of 5-year notes at 6 5/8% and $100 million of 10-year notes at 7%. Proceeds of these two notes, initially used in part to reduce short-term borrowings, will be used for the repayment of scheduled maturities of outstanding long-term debt, for new stores and for other capital expenditures and for other general corporate purposes. Overall long-term borrowing levels have increased primarily due to lower than anticipated earnings in fiscal 1995 and the first nine months of fiscal 1996.

On November 17, 1995, the Company completed its acquisition of Marshalls, the off-price family apparel retailer, from Melville Corporation. The Company paid $375 million in cash and $175 million in junior convertible preferred stock for the Marshalls division. The acquisition will be accounted for under the purchase method of accounting.

Simultaneously, the Company entered into an unsecured $875 million bank credit agreement under which the Company borrowed $375 million on a term loan basis to fund the cash portion of the Marshalls purchase price and may borrow up to an additional $500 million on a revolving loan basis to fund the working capital needs of the Company. The Company cancelled its former committed U.S. short-term credit lines, effective November 17, 1995. The new agreement has certain financial covenants which include a minimum net worth requirement, and certain leverage and fixed charge ratios.






In connection with the acquisition, the Company reduced its annual common dividend from $.56 per common share to $.28 per common share effective with the dividend declared on December 7, 1995. The common dividend paid on November 30, 1995 was unaffected. The Company also eliminated its share repurchase program.
                                  PAGE 10

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

4. The Company's cash payments for interest expense and income taxes are as follows: (in thousands)
                                               Thirty-Nine Weeks Ended
                                             October 28,     October 29,
                                                    1995            1994
   Cash paid for:
     Interest on debt and capital leases         $20,097         $14,242
     Income taxes                                 10,513          43,841

5. Effective September 30, 1995, the Company sold its Hit or Miss division to members of management and outside investors. The Company received $3 million in cash and a 7-year, $10 million note with interest at 10%. Interest payable prior to October 2, 1997 may be paid-in-kind at the election of Hit or Miss. In addition, the Company is responsible for the cost of closing 69 stores.

   As a result of this transaction, the operating results of Hit or Miss, as well as the loss on the sale of the division, are presented as discontinued operations. The Company's results for the nine months includes an after-tax loss from discontinued operations of $2.3 million. The operating results of Hit or Miss for all prior periods have been reclassified as "Income (loss) from discontinued operations" for comparative purposes. The impact of the sale of the division, estimated to be an after-tax loss of $31.7 million (net of tax benefits of $19.8 million), is reflected as "Loss on disposal of discontinued operations." The loss on the disposal includes operating results of Hit or Miss through the closing date.






6. In June 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission which provides for the issuance of up to $250,000,000 of long-term debt. In June 1995,, the Company issued $200 million of long-term notes under the registration statement. A summary of the notes issued is as follows:

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

7. On November 17, 1995, the Company completed its acquisition of
   Marshalls, the off-price family apparel retailer, from Melville Corporation. The Company paid $375 million in cash and $175 million in junior convertible preferred stock for the Marshalls division. The acquisition will be accounted for under the purchase method of accounting.

   Simultaneously, the Company entered into an unsecured $875 million bank credit agreement under which the Company borrowed $375 million on a term loan basis to fund the cash portion of the Marshalls purchase price and may borrow up to an additional $500 million on a revolving loan basis to fund the working capital needs of the Company. Interest payable on borrowings are at rates equal to or less than prime. The term loan matures on November 17, 2000 and the revolving loan feature expires on November 17, 1998. The Company cancelled its former committed U.S. short-term credit lines, effective November 17, 1995. The new agreement has certain financial covenants which include a minimum net worth requirement, and certain leverage and fixed charge ratios.

   In connection with the acquisition, the Company reduced its annual common dividend from $.56 per common share to $.28 per common share effective with the dividend declared on December 7, 1995. The common dividend, paid on November 30, 1995, was unaffected. The Company also eliminated its share repurchase program.

   The preferred stock issued to Melville was issued in two separate series, both of which are convertible into shares of common stock. The common shares issuable on conversion will vary depending on the market price of the common stock at time of conversion. A summary of certain provisions of the preferred issuances follows:

              Preferred                               Common Shares
               Shares       Face        Annual         Issuable at
               Issued       Value      Dividend        Conversion

   Series D    250,000  $ 25 million  $1.81/share  1.3 million-2.0 million
   Series E  1,500,000  $150 million  $7.00/share  8.1 million-9.7 million




   The Series D is mandatorily converted into common stock on November 17, 1996 unless redeemed for cash or converted earlier. The Series E is mandatorily converted into common shares on November 17, 1998 unless converted earlier. The Series D and Series E have an aggregate liquidation preference of $175,000,000. Dividends are cumulative and are payable quarterly, in arrears.
                                  PAGE 13

PART II.     Other Information

Item 6(a)    Exhibits

      (2.2) Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated by reference to the Form 8-K dated October 14, 1995.

      (11)   Statement re Computation of Per Share Earnings

Item 6(g)    Reports on Form 8-K

             The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended October 28, 1995.

             On November 7, 1995, the Company filed a Form 8-K dated October 14, 1995 relating to the Stock Purchase Agreement entered into by the Company and Melville Corporation ("Melville") whereby the Company agreed to purchase the capital stock of Marshalls of Roseville, Minn., Inc. ("Marshalls") from Melville.

             On December 1, 1995, the Company filed a Form 8-K dated November 17, 1995 relating to the Company's completed acquisition of Marshalls from Melville.
































                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)



     Date: December 12, 1995



                              /s/ Donald G. Campbell
                              Donald G. Campbell, Senior Vice
                              President - Finance, on behalf
                              of The TJX Companies, Inc. and as
                              Principal Financial and Accounting
                              Officer of The TJX Companies, Inc.