Form 10-K405
period 1996-01-27
TJX COMPANIES INC /DE/
filed 1996-04-26
CIK 109198

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K
                /X/Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                       or
            / /Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
For the fiscal year ended                                Commission file number
January 27, 1996                                                 1-4908
                            The TJX Companies, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                            04-2207613
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

    770 Cochituate Road
 Framingham, Massachusetts                                      01701
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (508)390-1000
- ----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
        Title of each class                                 on which registered
        -------------------                                 -------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 1996 was $1,872,333,736.

        There were 72,517,328 shares of the Registrant's Common Stock, $1 par value, outstanding as of March 15, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Annual Report to Stockholders for the fiscal year ended January 27, 1996 (certain parts as indicated herein) (Parts I and II).

        Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1996 (Part III).

ITEM 1. Business
        --------

        The TJX Companies, Inc., (together with its wholly-owned subsidiaries, hereinafter referred to as the "Company"), is the largest off-price apparel retailer in North America. The Company operates 587 T.J. Maxx stores, the recently acquired Marshalls chain of 496 stores, and Winners Apparel Ltd., a Canadian off-price family apparel chain with 52 stores. TJX is also developing HomeGoods, a U.S. off-price home fashion chain with 22 stores, and T.K. Maxx, an off-price family apparel concept in the United Kingdom, which has 9 stores. The Company also operates the Chadwick's of Boston off-price women's fashion catalog.

        The Company completed the acquisition of Marshalls, an off-price family apparel chain, from Melville Corporation on November 17, 1995 having paid $375 million in cash before closing adjustments, plus $175 million in TJX convertible preferred stock. The results of Marshalls are included in the Company's consolidated results from the date of acquisition.

        The Company strives to provide value to its customers by delivering brand names, fashion, quality and price. During the fiscal year ended January 27, 1996 ("fiscal 1996"), the Company's stores derived 31.4% of its sales from the Northeast, 21.4% from the Midwest, 28.2% from the South, 1.5% from the Central States, 13.0% from the West and 4.5% from Canada.

        As a result of the Marshalls acquisition, the Company added 496 Marshalls stores to its existing base of 587 T.J. Maxx off-price family apparel stores as of January 27, 1996. Management believes that it will realize improved operating efficiencies for the combined entity through the integration of many administrative and operational functions as well as through increased purchasing leverage. In addition, through the acquisition of Marshalls, the Company will be able to decrease the amount of excess retail square footage in the competitive off-price retail sector by the closure of underperforming stores. The Company expects to close approximately 30 T.J. Maxx stores during fiscal 1997 and 170 Marshalls stores over the next two years. The Company plans to retain the independent identities of the T.J. Maxx and Marshalls stores, including certain elements of merchandising, product assortment and store appearance.

        The majority of the Company's sales volume is done through the Company's T.J. Maxx and Marshalls stores. T.J. Maxx operates 587 stores in 48 states, with an average store size of 28,000 gross square feet, while Marshalls operates 496 stores in 38 states and Puerto Rico, with an average store size of 32,000 gross square feet. T.J. Maxx and Marshalls sell a broad range of brand name family apparel, accessories, shoes, domestics, giftware and jewelry at prices generally 20% to 60% below department and specialty store regular prices. Winners Apparel Ltd., which was acquired by the Company in fiscal 1991, is a Canadian off-price family apparel retailer, which operates 52 stores in Canada. HomeGoods, an off-price business the Company began testing in fiscal 1993, sells domestics, giftware and other home fashions and operates a total of 22 stores. T.K. Maxx, the Company's newest venture, operates 9 off-price apparel stores in the United Kingdom. Unless otherwise indicated, all figures herein relating to numbers of stores are as of January 27, 1996. Chadwick's of Boston sells, through a mail-order catalog, women's career and casual fashion apparel priced significantly below department store regular prices.

        In common with the business of apparel retailers generally, the Company's business is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

        In September 1995, the Company sold its Hit or Miss chain of off-price women's specialty apparel stores. The Company will continue to evaluate its existing operations and that of other retailers and review acquisition and divestment opportunities that would strengthen its position in the off-price apparel industry.

        Set forth in the following table are the locations of stores operated by the Company's United States operations as of January 27, 1996:

                                      T.J. Maxx       Marshalls       HomeGoods
- --------------------------------------------------------------------------------

Alabama ............................       9               2              -
Arizona ............................       9               8              -
Arkansas ...........................       3               -              -
California .........................      50              70              -
Colorado ...........................       8               5              -
Connecticut ........................      24              20              2
Delaware ...........................       2               1              -
District of Columbia ...............       1               -              -
Florida ............................      42              43              -
Georgia ............................      19              19              2
Hawaii .............................       1               5              -
Idaho ..............................       1               -              -
Illinois ...........................      37              29              2
Indiana ............................       8               4              -
Iowa ...............................       4               1              -
Kansas .............................       4               1              -
Kentucky ...........................       4               1              1
Louisiana ..........................       4               5              -
Maine ..............................       5               1              -
Maryland ...........................      11              14              -
Massachusetts ......................      40              34              6
Michigan ...........................      25               7              -
Minnesota ..........................      12              12              -
Mississippi ........................       1               -              -
Missouri ...........................       9               8              -
Montana ............................       1               -              -
Nebraska ...........................       2               1              -
Nevada .............................       3               3              -
New Hampshire ......................       9               7              2
New Jersey .........................      15              26              -
New Mexico .........................       2               -              -
New York ...........................      40              35              -
North Carolina .....................      16               9              -
North Dakota .......................       2               -              -
Ohio ...............................      32              14              3
Oklahoma ...........................       3               1              -
Oregon .............................       3               2              -
Pennsylvania .......................      28              18              -
Puerto Rico ........................       -              12              -
Rhode Island .......................       3               3              -
South Carolina .....................       9               4              -
South Dakota .......................       1               -              -
Tennessee ..........................      13               6              -
Texas ..............................      27              36              -
Utah ...............................       4               -              -
Vermont ............................       2               -              -
Virginia ...........................      22              20              -
Washington .........................       7               6              -
West Virginia ......................       1               -              -
Wisconsin ..........................       9               3              4
                                         ---             ---             --
        Total Stores                     587             496             22
                                         ===             ===             ==

Winners Apparel Ltd. operates 52 stores in Canada: 9 in Alberta, 3 in Manitoba, 29 in Ontario, 8 in Quebec, 2 in Nova Scotia and 1 in Saskatchewan. T.K. Maxx operates 9 stores in the United Kingdom.

                                   T.J. MAXX
                                   ---------

        T.J. Maxx, the largest off-price family apparel chain in the United States, was founded by the Company in 1976 and operates 587 stores in 48 states.

        T.J. Maxx sells brand name family apparel, accessories, giftware, domestics, women's shoes and fine jewelry at prices generally 20% to 60% below department and specialty store regular prices. T.J. Maxx's target customers are women between the ages of 25 to 50, who typically have families with middle and upper-middle incomes and who generally fit the profile of a department store shopper.

        The ability to purchase merchandise at favorable prices and operate with a low cost structure is essential to T.J. Maxx's off-price mission. The chain uses opportunistic buying strategies to purchase large quantities of merchandise at significant discounts from initial wholesale prices. Those strategies include special situation purchases, closeouts of current season fashions and out-of-season purchases of basic seasonal items for warehousing until the appropriate selling season. These buying strategies rely heavily on inventory controls that permit a virtually continuous "open-to-buy" position. In addition, highly automated storage and distribution systems track, allocate and deliver an average of 10,000 items per week to each store. T.J. Maxx's computerized warehouse storage, handling and shipping systems permit a continuous evaluation and replenishment of store inventory requirements and the breakdown of manufacturers' bulk shipments into computer-determined individual store allotments by style, size and quantity. Pricing and markdown decisions and store inventory replenishment requirements are determined centrally, using satellite-transmitted information provided by point-of-sale computer terminals; this ensures that substantially all merchandise is sold within targeted selling periods. Each T.J. Maxx store is currently serviced by one of the chain's four distribution centers in Worcester, Massachusetts; Evansville, Indiana; Las Vegas, Nevada; and Charlotte, North Carolina.

        T.J. Maxx stores are generally located in suburban community shopping centers and average approximately 28,000 gross square feet in size. In recent years, T.J. Maxx has enlarged a number of stores to a larger format, approximately 30,000-40,000 square feet in size, and plans to continue its program of enlarging other successful stores. This larger format allows T.J. Maxx to expand all of its departments, with particular emphasis on its successful giftware and housewares departments and other non-apparel categories. During fiscal 1996, 41 stores were opened, including 22 of the new larger prototype, and 5 were closed. In addition, 17 existing stores were expanded to the larger format, bringing the total of T.J. Maxx stores in the larger format to 217. In fiscal 1997, approximately 25 new stores are planned, of which approximately 10 are expected to be larger stores, along with the planned expansion of about 19 existing locations.

                                   MARSHALLS
                                   ---------

        Marshalls, the second largest off-price family apparel retailer in the United States, operates 496 stores in 38 states and Puerto Rico. Marshalls target customers fit a profile similar to those of T.J. Maxx. Marshalls merchandise is also similar to that carried by T.J. Maxx, except that Marshalls offers its customers a full-line shoe department, a larger men's department and costume, rather than fine, jewelry. Marshalls stores average approximately 32,000 gross square feet. During fiscal 1996, 25 Marshalls stores were opened and 13 were closed and in fiscal 1997, approximately 12 new stores are planned. Each Marshalls store is currently serviced by one of four main distribution centers located in Woburn, Massachusetts; Decatur, Georgia; Bridgewater, Virginia; and Chatsworth, California.

        The operations and strategies of T.J. Maxx and Marshalls have been very similar historically. In recent years, however, Marshalls had deviated from some of its key strategies, such as everyday low prices, in favor of other marketing ideas, including frequent promotional pricing. By restoring Marshalls historical strategies and effecting other improvements, the Company believes that it can increase Marshalls level of profitability and performance.

                              WINNERS APPAREL LTD.
                              --------------------

        The Company acquired the Winners chain in fiscal 1991. The Winners acquisition has provided the Company with the opportunity to introduce the concept of off-price apparel retailing to the Canadian market. Since the acquisition, Winners has increased its number of stores from 5 to 52.

        Winners' apparel merchandising concept is substantially similar to that of T.J. Maxx. Winners' stores average 24,000 square feet, and emphasize off-price designer and brand name misses sportswear, dresses, lingerie, accessories and giftware, as well as menswear and clothing for children, including infants and toddlers. In fiscal 1996, Winners opened 15 stores in new and existing Canadian markets. Winners expects to open 12-15 stores in fiscal 1997.

                                   HOMEGOODS
                                   ---------

        The Company is continuing to develop its HomeGoods stores, which are designed to expand the Company's off-price presence in the home fashions market. The HomeGoods stores offer a broad and deep range of home fashion products, including domestics, cookware, bath accessories, and giftware in a no-frills, multi-department format.

        HomeGoods' stores currently average approximately 38,000 square feet. HomeGoods has been moving to a smaller 35,000 square foot prototype for new openings and downsizing existing locations. HomeGoods opened 9 stores and closed 2 stores in fiscal 1996 and now operates a total of 22 stores. HomeGoods and T.J. Maxx are experimenting with a new format that combines T.J. Maxx and HomeGoods in one store and expect to open approximately four such stores in fiscal 1997.

                                   T.K. MAXX
                                   ---------

        During fiscal 1995, the Company began testing the off-price family apparel concept in Europe by opening its first 5 T.K. Maxx stores in the United Kingdom. T.K. Maxx utilizes the same off-price strategy employed by T.J. Maxx and Winners. At the end of fiscal 1996, the Company had a total of 9 stores and has plans to open approximately 9 in fiscal 1997.

                              CHADWICK'S OF BOSTON
                              --------------------

        Chadwick's, founded by the Company in 1983, offers off-price women's career and casual fashion apparel through a catalog operation. The Chadwick's catalog features first quality, current fashion and classic merchandise, including career, sportswear, casual wear, dresses, suits and accessories, with a mix of brand name and private label merchandise, priced significantly below conventional retailers and other catalog operations. Chadwick's target customers are 20 to 50 year old women interested in moderately to upper-moderately priced merchandise. Certain of Chadwick's catalogs also carry menswear.

        Chadwick's buying and merchandising policies result in a changing selection of merchandise, which increases the freshness, fashion content and excitement of each catalog. Chadwick's also benefits from the ability to liquidate its inventory overstocks through the Company's other divisions.

                                   EMPLOYEES
                                   ---------

        At January 27, 1996, the Company had approximately 58,000 employees, many of whom work less than 40 hours per week. In addition, temporary employees are hired during the peak back-to-school and holiday seasons. The Company has several collective bargaining agreements with the International Ladies Garment Workers Union ("ILGWU"), covering approximately 3,700 employees in its distribution facilities in West Bridgewater and Worcester, Massachusetts; Evansville, Indiana; Las Vegas, Nevada and Charlotte, North Carolina. New three-year agreements, effective January 1, 1995, were ratified by the union workers in the West Bridgewater, Worcester and Las Vegas facilities. The Company is currently negotiating a new agreement for the Evansville facility to replace the existing agreement which expires May 31, 1996. The current agreement for the Charlotte facility expires December 31, 1996, and it is expected that negotiations for a new agreement will commence in the fall. The Company considers its labor/management relations and overall employee relations to be good.

                                  COMPETITION
                                  -----------

        The retail apparel business is highly competitive. The Company generally competes for customers with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, factory outlet stores and other off-price stores. In recent years, the Company has encountered increased competition from department stores which have become more focused on promotions to increase sales. Competitive factors important to the Company's customers include fashion, value, merchandise selection, brand name recognition and, to a lesser degree, store location. In addition, because the Company purchases much of its inventory opportunistically, the Company competes for merchandise with other national and regional off-price apparel and other discount outlets. Also, many of the Company's competitors handle identical or similar lines of merchandise and have comparable locations, and some have greater financial resources than the Company. The Company expects that the Marshalls acquisition will enhance its competitiveness.

                                     CREDIT
                                     ------

        The Company's stores operate primarily on a cash-and-carry basis. Each chain accepts credit sales through programs offered by banks and others.

                            BUYING AND DISTRIBUTION
                            -----------------------

        The T.J. Maxx and Marshalls chains are serviced by a single centralized buying organization while each of the other chains has its own centralized buying organization. All of the Company's chains are serviced through their own distribution network. Each T.J. Maxx store is serviced by one of the chain's four distribution centers in Worcester,

Massachusetts, Evansville, Indiana, Las Vegas, Nevada and Charlotte, North Carolina. Shipments are made twice a week by contract carrier to each store. Each Marshalls store is serviced by one of the chain's four main distribution centers in Woburn, Massachusetts; Decatur, Georgia; Chatsworth, California; and Bridgewater, Virginia. Winners Apparel Ltd. stores are serviced from a distribution center in Mississaugau, Ontario, HomeGoods stores are serviced from a distribution center in Mansfield, Massachusetts, and T.K. Maxx stores are serviced from a distribution center in Milton Keynes, England. Chadwick's of Boston's customers are serviced from its fulfillment center in West Bridgewater, Massachusetts.

ITEM 2. Properties
        ----------

        All of the Company's chains lease virtually all of their store locations. Leases are generally for 10 years with options to extend for one or more 5 year periods. The Company has the right to terminate certain leases before the expiration date under certain circumstances and for a specified payment.

        The approximate average size of a T.J. Maxx store is 28,000 square feet, Marshalls stores average approximately 32,000 square feet, Winners stores are approximately 24,000 square feet on average and HomeGoods stores currently average approximately 38,000 square feet. The Company owns four T.J. Maxx distribution facilities - a 526,000 square foot facility in Worcester, Massachusetts; a 983,000 square foot facility in Evansville, Indiana; a 400,000 square foot facility in Las Vegas, Nevada; and a 600,000 square foot facility in Charlotte, North Carolina. The Company owns one of the Marshalls distribution facilities, a 856,000 square foot facility in Decatur, Georgia. In addition, Marshalls leases its other three main distribution facilities - a 837,000 square foot facility in Woburn, Massachusetts; a 183,000 square foot facility in Chatsworth, California; and a 700,000 square foot facility in Bridgewater, Virginia. The Company also leases 26,000 square feet of temporary space in California as well as a small regional facility, 47,000 square feet in Hawaii. Chadwick's owns a 579,000 square foot fulfillment center and office facility in West Bridgewater, Massachusetts. Chadwick's is also leasing a nearby 127,000 square foot warehouse and office facility. Winners leases 257,000 square feet of warehouse and office space in Mississaugau, Ontario. HomeGoods leases a 205,000 square foot distribution center in Mansfield, Massachusetts. T.K. Maxx in the United Kingdom has leased a 108,000 square foot office and distribution facility in Milton Keynes, England and a 16,500 square foot office space in Watford, England. The Company's, T.J. Maxx's and HomeGoods' executive and administrative offices are located in a 517,000 square foot office facility, which the Company leases in Framingham, Massachusetts. The Company is currently leasing approximately 350,000 square feet of office space for Marshalls, most of which is located in Andover, Massachusetts. The Company plans to close much of this space during fiscal 1997 and move the Marshalls associates to Framingham, Massachusetts. In anticipation of this move, the Company has plans to lease approximately 100,000 additional square feet of office space in the Framingham area.

                                     PAGE 10

        The table below indicates the approximate gross square footage of stores and distribution centers, by division, in operation as of January 27, 1996.

                                            (In Thousands)
                                   Stores         Distribution Centers
                                   ------         --------------------
                                                  Leased         Owned
                                                  ------         -----

        T.J. Maxx                  16,549          -             2,466
        Marshalls                  15,925          1,737           801
        Winners                     1,265            190             -
        HomeGoods                     832            205             -
        T.K. Maxx                     245            100             -
        Chadwick's                      -             85           447
                                   ------          -----         -----
        Total                      34,816          2,317         3,714
                                   ======          =====         =====


ITEM 3. Legal Proceedings
        -----------------

        The Company is a defendant in a class action lawsuit, IN RE TJX COMPANIES, INC., Consolidated Civil Action No. 10514, in the Court of Chancery of the State of Delaware (the "Court"). The former The TJX Companies, Inc. ("old TJX"), formerly an 83%-owned subsidiary of the Company, and the directors of old TJX are also named as defendants in this lawsuit. The lawsuit alleges that certain actions of the defendants in respect of the merger in 1989 of old TJX into The TJX Operating Companies, Inc., a wholly-owned subsidiary subsequently merged into the Company, constituted self-dealing, deception, unfair dealing, overreaching and a breach of fiduciary duties owed by the defendants to the then public stockholders of old TJX. In particular, the amended complaint alleges that the terms of the merger were unfair and offered inadequate consideration to the then public stockholders of old TJX. The suit seeks to recover unspecified monetary damages. The defendants have filed answers denying any wrongdoing, and the case is in discovery phase. The parties have reached a settlement in principle which is subject to the approval of the Court. The Company believes that the substantive allegations of the case are without merit and that the case will not have a material effect on the Company's financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        There was no matter submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.


ITEM 4A.  Executive Officers of the Registrant
          ------------------------------------

        The following persons are the executive officers of the Company as of the date hereof:

                                           Office and Employment
Name                      Age              During Last Five Years
- ----                      ---              ----------------------

Bernard Cammarata         56       President, Chief Executive Officer and
                                   Director since 1989, Chairman of the
                                   Company's T.J. Maxx Division from 1986 to
                                   1995 and of the Company's T.J. Maxx and
                                   Marshalls Division ("The Marmaxx Group")
                                   since 1995. Executive Vice President of the
                                   Company from 1986 to 1989. President, Chief
                                   Executive Officer and Director of the
                                   Company's former TJX subsidiary from 1987 to
                                   1989; President of T.J. Maxx, 1976 to 1986.

Donald G. Campbell        44       Executive Vice President - Finance since
                                   1996. Senior Vice President - Finance, from
                                   1989 to 1996. Senior Financial Executive of
                                   the Company, 1988 to 1989; Senior Vice
                                   President - Finance and Administration Zayre
                                   Stores Division 1987-1988; Vice President and
                                   Corporate Controller of the Company prior to
                                   1987.

Richard Lesser            61       Executive Vice President of the Company since
                                   1991 and Chief Operating Officer of the
                                   Company since 1994 and President of The
                                   Marmaxx Group since 1995. Senior Vice
                                   President of the Company 1989-1991 and
                                   President of the T.J. Maxx Division
                                   from 1986 to 1994. Senior Executive Vice
                                   President Merchandising and Distribution
                                   1986. Executive Vice President - General
                                   Merchandise Manager 1984 to 1986; Senior Vice
                                   President - General Merchandise Manager 1981
                                   to 1984.


        The foregoing were elected to their current Company offices by the Board of Directors in June 1995, except for Donald G. Campbell who was elected to his current office in April 1996. All officers hold office until the next annual meeting of the Board in June 1996 and until their successors are elected and qualified.

                                    PART II
                                    -------

ITEM 5. Market for the Registrant's Common
        Stock and Related Security Holder Matters
        -----------------------------------------

        The information required by this Item is incorporated herein by reference from page 38 of the Annual Report, under the caption "Price Range of Common Stock," and from inside the back cover of the Annual Report, under the caption "Shareholder Information."

ITEM 6. Selected Financial Data
        -----------------------

        The information required by this Item is incorporated herein by reference from page 33 of the Annual Report, under the caption "Selected Financial Data."

ITEM 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations
        ---------------------------------------------

        The information required by this Item is incorporated herein by reference from pages 35 through 37 of the Annual Report, under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 8. Financial Statements and Supplementary Data
        --------------------------------------------

        The information required by this Item and not filed with this report as Financial Statement Schedules is incorporated herein by reference from pages 16 through 32 of the Annual Report, under the captions; "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Selected Information by Major Business Segment" and "Notes to Consolidated Financial Statements."

ITEM 9. Disagreements on Accounting and
        Financial Disclosure
        --------------------

        Not applicable.

                                    PART III
                                    --------

ITEM 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

        The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 27, 1996 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference to the Proxy Statement. However, information under the captions "Executive Compensation Committee Report" and "Performance Graph" in the Proxy Statement is not so incorporated.

ITEM 11. Executive Compensation
         ----------------------

        The information required by this Item is incorporated by reference to the Proxy Statement.


ITEM 12. Security Ownership of Certain
         Beneficial Owners and Management
         --------------------------------

        The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.  Certain Relationships and
          Related Transactionsru
          ----------------------


        The information required by this Item is incorporated by reference to the Proxy Statement.

                                    PART IV
                                    -------

ITEM 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K
          -----------------------

(a) Financial Statement Schedules
    -----------------------------

        The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed at Page F-1.

(b) Reports on Form 8-K
    -------------------

        The Company filed a Current Report on Form 8-K dated as of October 14, 1995 regarding the Stock Purchase Agreement dated as of October 14, 1995 entered into by the Company and Melville Corporation (Melville) regarding the purchase of Marshalls by the Company from Melville.

        The Company filed a Current Report on Form 8-K dated as of November 17, 1995 (and a related Form 8-KA) regarding the completion of the acquisition of Marshalls by the Company from Melville and a Credit Agreement entered into by the Company. Form 8-KA included the required Financial Statements of the Business Acquired and the required Pro Forma Financial Information.

(c) Exhibits
    --------

        Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
No.       Description of Exhibit
- ---       ----------------------

3(i).1 Second Restated Certificate of Incorporation filed June 5, 1985 is incorporated herein by reference to Exhibit (3i)(a) to the Form 10-K filed for the fiscal year ended January 28, 1995.

3(i).2 Certificate of Amendment of Second Restated Certificate of Incorporation filed June 3, 1986 is incorporated herein by reference to Exhibit (3i)(b) to the Form 10-K filed for the fiscal year ended January 28, 1995.

3(i).3 Certificate of Amendment of Second Restated Certificate of Incorporation filed June 2, 1987 is incorporated herein by reference to Exhibit (3i)(c) to the Form 10-K filed for the fiscal year ended January 28, 1995.

3(i).4 Certificate of Amendment of Second Restated Certificate of Incorporation filed June 20, 1989 is incorporated herein by reference to Exhibit (3i)(d) to the Form 10-K filed for the fiscal year ended January 28, 1995.

3(i).5 Certificate of Designations, Preferences and Rights of New Series A Cumulative Convertible Preferred Stock of the Company is incorporated herein by reference to Exhibit (3i)(e) to the Form 10-K filed for the fiscal year ended January 28, 1995.

3(i).6 Certificate of Designations, Preferences and Rights of $3.125 Series C Cumulative Convertible Preferred Stock of the Company is incorporated herein by reference to Exhibit (3i)(f) to the Form 10-K filed for the fiscal year ended January 28, 1995.

3(i).7 Certificate of Designations, Preferences and Rights of Series D Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.1 of the Form 8-K dated November 17, 1995.

3(i).8 Certificate of Designations, Preferences and Rights of Series E Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.2 of the Form 8-K dated November 17, 1995.

3(ii).1 The by-laws of the Company, as amended, are incorporated herein by reference to Exhibit (3ii)(a) to the Form 10-K filed for the fiscal year ended January 28, 1995.

4.1 A composite copy of the Share Purchase Agreements dated as of April 15, 1992 regarding Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 4(c) to the Form 10-K filed for the fiscal year ended January 25, 1992.

4.2 Exchange Agreement dated as of August 6, 1992 between the Company and the holders of New Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 19.1 to the Form 10-Q filed for the quarter ended July 25, 1992.

4.3 Credit Agreement dated as of November 17, 1995 among The First National Bank of Chicago, Bank of America Illinois, The Bank of New York, and Pearl Street L.P., as co-arrangers, the other financial institution parties thereto, and the Company is incorporated by reference to the Current Report on Form 8-K dated November 17, 1995.

          Each other instrument relates to securities the total amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

10.1 The Amended and Restated Employment Agreement dated as of April 26, 1988 with Stanley Feldberg is incorporated herein by reference to
          Exhibit 10(a) to the Form 10-K filed for the fiscal year ended January 30, 1988. The First Amendment to the 1988 Amended and Restated Employment Agreement of Stanley Feldberg dated June 8, 1993 is incorporated herein by reference to Exhibit 10(a) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.2 The Employment Agreement dated as of January 30, 1994 with Bernard Cammarata is incorporated herein by reference to Exhibit (10)(d) to the Form 10-K filed for the fiscal year ended January 28, 1995. *

10.3 The Amended and Restated Employment Agreement dated as of February 1, 1995 with Richard Lesser is incorporated herein by reference to Exhibit (10)(e) to the Form 10-K for the fiscal year ended January 28, 1995. *

10.4 The Amended and Restated Employment Agreement dated as of February 1, 1995 with Donald G. Campbell is incorporated herein by reference to Exhibit (10)(f) to the Form 10-K filed for the fiscal year ended January 28, 1995. *

10.5 The Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(g) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.6 The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.7 The 1986 Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(i) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.8 The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(j) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.9 The General Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

10.10 The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. *

10.11 The 1993 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 1, 1993. *

10.12 The Retirement Plan for Directors, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 1, 1993. *

10.13 The form of Indemnification Agreement between the Company and each of its officers and directors is incorporated herein by reference to
          Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

10.14 The Trust Agreement dated as of April 8, 1988 between the Company and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*

10.15 The Trust Agreement dated as of April 8, 1988 between the Company and Shawmut Bank of Boston, N.A. is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.16 Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated October 14, 1995.

10.17 Amendment Number One dated as of November 17, 1995 to the Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated November 17, 1995.

10.18 Transitional Services Agreement dated as of November 17, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated November 17, 1995.

10.19 Amendment Number Two dated as of February 1, 1996 to Stock Purchase Agreement and Transitional Services Agreement between the Company and Melville Corporation is filed herewith.

10.20 Standstill and Registration Rights Agreement dated as of November 17, 1995 between the Company and Melville Corporation is filed herewith.

11        Statement re computation of per share earnings.
          -----------------------------------------------

          This statement is filed herewith.

13        Annual Report to security holders.
          ----------------------------------

          Portions of the Annual Report to Stockholders for the fiscal year ended January 27, 1996 are filed herewith.

21        Subsidiaries.
          -------------

          A list of the Registrant's subsidiaries is filed herewith.

23        Consents of experts and counsel.
          --------------------------------
          The Consent of Coopers & Lybrand L.L.P. is contained on Page F-2 of the Financial Statements filed herewith.

24        Power of Attorney.
          ------------------

          The Power of Attorney given by the Directors and certain Executive Officers of the Company is filed herewith.

*  Management contract or compensatory plan or arrangement.

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             THE TJX COMPANIES, INC.



Dated:  April 26, 1996
                                             /s/ Donald G. Campbell
                                             ----------------------------------
                                             Donald G. Campbell
                                             Executive Vice President - Finance

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ BERNARD CAMMARATA                   /s/ DONALD G. CAMPBELL
- --------------------------------        --------------------------------
Bernard Cammarata, President            Donald G. Campbell, Executive
and Principal Executive Officer         Vice President - Finance,
and Director                            Principal Financial and
                                        Accounting Officer


PHYLLIS B. DAVIS*                       ROBERT F. SHAPIRO*
- --------------------------------        --------------------------------
Phyllis B. Davis, Director              Robert F. Shapiro, Director



STANLEY H. FELDBERG*                    WILLOW B. SHIRE*
- --------------------------------        --------------------------------
Stanley H. Feldberg, Director           Willow B. Shire, Director



RICHARD LESSER*                         BURTON S. STERN*
- --------------------------------        --------------------------------
Richard Lesser, Director                Burton S. Stern, Director



ARTHUR F. LOEWY*                        FLETCHER H. WILEY*
- --------------------------------        --------------------------------
Arthur F. Loewy, Director               Fletcher H. Wiley, Director



JOHN M. NELSON*                         ABRAHAM ZALEZNIK*
- --------------------------------        --------------------------------
John M. Nelson, Director                Abraham Zaleznik, Director




Dated: April 26, 1996
                                        * By /s/ DONALD G. CAMPBELL*
                                        --------------------------------
                                        Donald G. Campbell
                                        as attorney-in-fact

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









                            THE TJX COMPANIES, INC.











                                   FORM 10-K

                                 ANNUAL REPORT










                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES





                           For the Fiscal Years Ended
                       January 27, 1996, January 28, 1995
                              and January 29, 1994

                    THE TJX COMPANIES, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

         For Fiscal Years Ended January 27, 1996, January 28, 1995 and
                                January 29, 1994


Report of Independent Accountants                                          34*

Consent of Independent Accountants                                         F-2

Selected Quarterly Financial Data (Unaudited)                              38*

Consolidated Financial Statements:

    Consolidated Statements of Income for the fiscal
    years ended January 27, 1996, January 28, 1995 and
    January 29, 1994                                                       16*

    Consolidated Balance Sheets as of January 27, 1996
    and January 28, 1995                                                   17*

    Consolidated Statements of Cash Flows for the fiscal
    years ended January 27, 1996, January 28, 1995 and
    January 29, 1994                                                       18*

    Consolidated Statements of Shareholders' Equity for
    the fiscal years ended January 27, 1996, January 28,
    1995 and January 29, 1994                                              19*

    Notes to Consolidated Financial Statements                          21-32*

Schedules

    (II) Valuation and Qualifying Accounts                                F-3

- ----------

* Refers to page numbers in the Company's Annual Report to Stockholders for the fiscal year ended January 27, 1996, certain portions of which pages are incorporated by reference in Part II, Item 8 of this report as indicated.


                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statements of The TJX Companies, Inc. on Form S-3 (File No. 33-50259 and 33-60059) and on Forms S-8 (File Nos. 33-12220 and 33-49747) of our report dated March 12, 1996, on our audits of the consolidated financial statements of The TJX Companies, Inc. as of January 27, 1996 and January 28, 1995 and for the years ended January 27, 1996, January 28, 1995 and January 29, 1994 which report is incorporated by reference in this Annual Report on Form 10-K.




Boston, Massachusetts
April 22, 1996                               Coopers & Lybrand L.L.P.

                            THE TJX COMPANIES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A                                     Column B                       Column C               Column D          Column E
                                                                           Additions
                                                                  (1)                  (2)
                                            Balance at       Charged to Costs   Charged to other                     Balance at
Description                            Beginning of Period     and Expenses        Accounts       Deductions       End of Period
- -----------                            -------------------     ------------        --------       ----------       -------------
Reserves for Discontinued Operations:

   Fiscal year ended January 27, 1996      13,085,000          23,025,000 (A)        -            10,857,000 (D)     25,253,000
   Fiscal year ended January 28, 1995      17,618,000               -                -             4,533,000 (D)     13,085,000
   Fiscal year ended January 29, 1994      45,944,000               -                -            28,326,000 (D)     17,618,000

Store Closing and Restructuring Reserves:

   Fiscal year ended January 27, 1996               -          38,800,000 (B)    244,095,000 (C)  31,329,000 (E)    251,566,000

- ----------
(A) Additions are primarily for the estimated costs associated with the sale of the Hit or Miss Division including costs to close
    69 stores and to settle or otherwise dispose of related leases.

(B) Includes $35 million for estimated cost of closing approximately 30 T.J. Maxx stores in connection with the acquisition of
    Marshalls and $3.8 million for certain restructuring costs of HomeGoods operation.

(C) Represents the reserve established in the allocation of the purchase price of Marshalls relating primarily to the anticipated closing of approximately 170 Marshalls stores. The reserve also includes a reserve for markdowns on inventory acquired, legal and professional fees and the cost associated with the closing of other non-store facilities.

(D) Deductions relate primarily to ongoing lease obligations, net of sublease income, as well as settlement costs on certain leases.

(E) Deductions are primarily for inventory markdowns and for HomeGoods restructuring costs including one store closing and downsizing expenditures.

                                      F-3

                                 EXHIBIT INDEX

Exhibit
No.             Description of Exhibit
- ---             ----------------------

3(i).1 Second Restated Certificate of Incorporation filed June 5, 1985 is incorporated herein by reference to Exhibit (3i)(a) to the Form 10-K filed for the fiscal year ended January 28, 1995.

3(i).2 Certificate of Amendment of Second Restated Certificate of Incorporation filed June 3, 1986 is incorporated herein by reference to Exhibit (3i)(b) to the Form 10-K filed for the fiscal year ended January 28, 1995.

3(i).3 Certificate of Amendment of Second Restated Certificate of Incorporation filed June 2, 1987 is incorporated herein by reference to Exhibit (3i)(c) to the Form 10-K filed for the fiscal year ended January 28, 1995.

3(i).4 Certificate of Amendment of Second Restated Certificate of Incorporation filed June 20, 1989 is incorporated herein by reference to Exhibit (3i)(d) to the Form 10-K filed for the fiscal year ended January 28, 1995.

3(i).5 Certificate of Designations, Preferences and Rights of New Series A Cumulative Convertible Preferred Stock of the Company is incorporated herein by reference to Exhibit (3i)(e) to the Form 10-K filed for the fiscal year ended January 28, 1995.

3(i).6 Certificate of Designations, Preferences and Rights of $3.125 Series C Cumulative Convertible Preferred Stock of the Company is incorporated herein by reference to Exhibit (3i)(f) to the Form 10-K filed for the fiscal year ended January 28, 1995.

3(i).7 Certificate of Designations, Preferences and Rights of Series D Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.1 of the Form 8-K dated November 17, 1995.

3(i).8 Certificate of Designations, Preferences and Rights of Series E Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.2 of the Form 8-K dated November 17, 1995.

3(ii).1 The by-laws of the Company, as amended, are incorporated herein by reference to Exhibit (3ii)(a) to the Form 10-K filed for the fiscal year ended January 28, 1995.

4.1 A composite copy of the Share Purchase Agreements dated as of April 15, 1992 regarding Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 4(c) to the Form 10-K filed for the fiscal year ended January 25, 1992.

4.2 Exchange Agreement dated as of August 6, 1992 between the Company and the holders of New Series A Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 19.1 to the Form 10-Q filed for the quarter ended July 25, 1992.

4.3 Credit Agreement dated as of November 17, 1995 among The First National Bank of Chicago, Bank of America Illinois, The Bank of New York, and Pearl Street L.P., as co-arrangers, the other financial institution parties thereto, and the Company is incorporated by reference to the Current Report on Form 8-K dated November 17, 1995.



          Each other instrument relates to securities the total amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

10.1 The Amended and Restated Employment Agreement dated as of April 26, 1988 with Stanley Feldberg is incorporated herein by reference to
          Exhibit 10(a) to the Form 10-K filed for the fiscal year ended January 30, 1988. The First Amendment to the 1988 Amended and Restated Employment Agreement of Stanley Feldberg dated June 8, 1993 is incorporated herein by reference to Exhibit 10(a) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.2 The Employment Agreement dated as of January 30, 1994 with Bernard Cammarata is incorporated herein by reference to Exhibit (10)(d) to the Form 10-K filed for the fiscal year ended January 28, 1995. *

10.3 The Amended and Restated Employment Agreement dated as of February 1, 1995 with Richard Lesser is incorporated herein by reference to Exhibit (10)(e) to the Form 10-K for the fiscal year ended January 28, 1995. *

10.4 The Amended and Restated Employment Agreement dated as of February 1, 1995 with Donald G. Campbell is incorporated herein by reference to Exhibit (10)(f) to the Form 10-K filed for the fiscal year ended January 28, 1995. *

10.5 The Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(g) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.6 The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.7 The 1986 Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(i) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.8 The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(j) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.9 The General Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

10.10 The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. *

10.11 The 1993 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 1, 1993. *

10.12 The Retirement Plan for Directors, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 1, 1993. *

10.13 The form of Indemnification Agreement between the Company and each of its officers and directors is incorporated herein by reference to
          Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

10.14 The Trust Agreement dated as of April 8, 1988 between the Company and State Street Bank and Trust

          Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.15 The Trust Agreement dated as of April 8, 1988 between the Company and Shawmut Bank of Boston, N.A. is incorporated herein by reference to
          Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.16 Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated October 14, 1995.

10.17 Amendment Number One dated as of November 17, 1995 to the Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated November 17, 1995.

10.18 Transitional Services Agreement dated as of November 17, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated November 17, 1995.

10.19 Amendment Number Two dated as of February 1, 1996 to Stock Purchase Agreement and Transitional Services Agreement between the Company and Melville Corporation is filed herewith.

10.20 Standstill and Registration Rights Agreement dated as of November 17, 1995 between the Company and Melville Corporation is filed herewith.

11        Statement re computation of per share earnings.
          -----------------------------------------------

          This statement is filed herewith.

13        Annual Report to security holders.
          ----------------------------------

          Portions of the Annual Report to Stockholders for the fiscal year ended January 27, 1996 are filed herewith.

21        Subsidiaries.
          -------------

          A list of the Registrant's subsidiaries is filed herewith.

23        Consents of experts and counsel.
          --------------------------------

          The Consent of Coopers & Lybrand L.L.P. is contained on Page F-2 of the Financial Statements filed herewith.

24        Power of Attorney.
          ------------------

          The Power of Attorney given by the Directors and certain Executive Officers of the Company is filed herewith.

*  Management contract or compensatory plan or arrangement.