Form 10-Q
period 1996-04-27
TJX COMPANIES INC /DE/
filed 1996-06-11
CIK 109198

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


For Quarter Ended April 27, 1996
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

The number of shares of Registrant's common stock outstanding as of May 25, 1996, 72,849,601.



                                   PAGE 2
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                     Thirteen Weeks Ended
                                                   April 27,      April 29,
                                                        1996           1995
Net sales                                         $1,604,243      $ 830,430

Cost of sales, including buying and
   occupancy costs                                 1,240,659        634,437

Selling, general and administrative expenses         297,032        170,196

Interest on debt, net                                 15,105          8,499

Income from continuing operations before
   income taxes                                       51,447         17,298

Provision for income taxes                            21,361          7,788

Income from continuing operations                     30,086          9,510

Income (loss) from discontinued operations,
   net of income taxes                                     -         (1,445)

Net income                                            30,086          8,065

Preferred stock dividends                              4,527          1,789

Net income available to common shareholders       $   25,559      $   6,276


Primary and fully diluted earnings per
   common share:
      Continuing operations                           $  .33         $  .11
      Discontinued operations                              -           (.02)
      Net income                                      $  .33         $  .09

Cash dividends per common share                       $  .07         $  .14

The accompanying notes are an integral part of the financial statements.







                                   PAGE 3
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEETS
                                 (UNAUDITED)
                                IN THOUSANDS

                                        April 27,   January 27,   April 29,
                                             1996          1996        1995
ASSETS
Current assets:
  Cash and cash equivalents            $  191,413    $  209,226  $   21,159
  Accounts receivable                     140,938        98,409      83,053
  Merchandise inventories               1,372,031     1,343,852   1,010,991
  Prepaid expenses                         32,550        35,235      40,943
  Net current assets of
    discontinued operations                     -             -      10,811
      Total current assets              1,736,932     1,686,722   1,166,957

Property, at cost:
  Land and buildings                      141,192       141,009     114,810
  Leasehold costs and improvements        436,106       429,715     262,915
  Furniture, fixtures and equipment       588,079       580,959     394,254
                                        1,165,377     1,151,683     771,979
  Less accumulated depreciation
    and amortization                      393,339       366,191     313,201
                                          772,038       785,492     458,778

Other assets                               35,904        37,325      13,952
Goodwill and tradename,
  net of amortization                     234,486       236,043      89,309
Net noncurrent assets of
  discontinued operations                       -             -      34,943

TOTAL ASSETS                           $2,779,360    $2,745,582  $1,763,939

LIABILITIES
Current liabilities:
  Short-term debt                      $    2,195    $        -  $  168,365
  Current installments of
    long-term debt                         88,728        78,670      31,364
  Accounts payable                        498,543       473,523     427,961
  Accrued expenses and other
    current liabilities                   698,695       702,132     260,390
  Federal and state income taxes
    payable                                 8,911        23,246         134
      Total current liabilities         1,297,072     1,277,571     888,214

Long-term debt exclusive of
  current installments                    679,676       690,713     238,497

Deferred income taxes                      17,071        12,664      34,498



SHAREHOLDERS' EQUITY
Preferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  cumulative convertible stock of:
    250,000 shares of 8% Series A          25,000        25,000      25,000
    1,650,000 shares of 6.25% Series C     82,500        82,500      82,500
    250,000 shares of 1.81% Series D       25,000        25,000           -
    1,500,000 shares of 7% Series E       150,000       150,000           -
Common stock, authorized 150,000,000
  shares, par value $1, issued and
  outstanding 72,554,759, 72,485,776
  and 72,401,076 shares                    72,554        72,486      72,401
Additional paid-in capital                269,518       269,159     267,575
Retained earnings                         160,969       140,489     155,254

      Total shareholders' equity          785,541       764,634     602,730

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $2,779,360    $2,745,582  $1,763,939

The accompanying notes are an integral part of the financial statements.

































                                   PAGE 4
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                IN THOUSANDS

                                                     Thirteen Weeks Ended
                                                   April 27,     April 28,
                                                        1996          1995
Cash flows from operating activities:
  Net income                                       $  30,086     $   8,065
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                    32,107        18,555
     Loss from discontinued operations                     -         1,445
     Loss on property disposals                        1,096           152
     Other                                              (438)         (485)
     Changes in assets and liabilities:
      (Increase) in accounts receivable              (42,529)      (41,304)
      (Increase) in merchandise inventories          (28,179)     (120,398)
      (Increase) decrease in prepaid expenses          2,685       (18,062)
      Increase in accounts payable                    25,020        12,100
      Increase (decrease) in accrued expenses
       and other current liabilities                  (3,437)        7,966
      Increase (decrease) in income taxes payable    (14,335)          134
      Increase in deferred income taxes                4,407           975

Net cash provided by (used in) operating
  activities                                           6,483      (130,857)

Cash flows from investing activities:
  Property additions                                 (16,905)      (26,615)
Net cash (used in) investing activities              (16,905)      (26,615)

Cash flows from financing activities:
  Proceeds from borrowings of short-term debt          2,195       148,365
  Principal payments on long-term debt                  (983)         (923)
  Proceeds from sale and issuance of common
   stock, net                                          1,003            23
  Cash dividends                                      (9,606)      (11,925)
Net cash provided by (used in)
  financing activities                                (7,391)      135,540

Net cash (used in) continuing operations             (17,813)      (21,932)
Net cash provided by discontinued operations               -         1,522
Net (decrease) in cash and cash equivalents          (17,813)      (20,410)
Cash and cash equivalents at beginning of year       209,226        41,569

Cash and cash equivalents at end of period         $ 191,413     $  21,159


The accompanying notes are an integral part of the financial statements.
                                  PAGE 5


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

                    Thirteen Weeks Ended April 27, 1996
                 Versus Thirteen Weeks Ended April 29, 1995

On November 17, 1995, the Company acquired the Marshalls off-price family apparel chain from Melville Corporation. Under the purchase method of accounting, the assets and liabilities and results of operations associated with the acquired business are included in the Company's financial position and results of operations from the date of acquisition.

Net sales from continuing operations for the first quarter were $1,604.2 million, up 93% from $830.4 million last year. The increase in sales is primarily attributable to the acquisition of Marshalls. Same store sales increased by 5% at T.J. Maxx, 4% at Winners, 7% at Marshalls and 5% at HomeGoods. Chadwick's experienced a 13% increase in net sales.

Income from continuing operations was $30.1 million, or $.33 per common share, versus $9.5 million or $.11 per common share, last year. Net income for the period ended April 29, 1995, after reflecting Hit or Miss as a discontinued operation, was $8.1 million or $.09 per common share.

The following table sets forth operating results expressed as a percentage of net sales (continuing operations):
                                                  Percentage of Net Sales
                                                      13 Weeks Ended
                                                 4/27/96           4/29/95

Net sales                                         100.0%            100.0%
Cost of sales, including
  buying and occupancy costs                       77.3              76.4
Selling, general and
  administrative expenses                          18.5              20.5
Interest expense, net                               1.0               1.0

Income from continuing operations
  before income taxes                               3.2%              2.1%

Cost of sales including buying and occupancy costs as a percent of net sales increased from the prior year. This increase is the result of Chadwick's smaller pro rata share of consolidated results, due to the Marshalls acquisition, as Chadwick's operates with a lower cost of sales ratio than the Company's store operations.

Selling, general and administrative expenses, as a percentage of net sales, decreased from the prior year. This improvement is primarily the result of a decrease in Chadwick's pro rata share of consolidated results, due to the Marshalls acquisition, as Chadwick's operates at a higher selling, general and administrative expense ratio than the Company's store operations.

The increase in interest expense for the quarter ended April 1996 versus April 1995 is due to interest on the $200 million of notes issued in June 1995 and on the $375 million term loan incurred for the acquisition of Marshalls.

The decrease in the effective income tax rate reflects the tax benefits on foreign operating losses realizable due to a corporate restructuring of certain foreign subsidiaries that took place in the second half of fiscal 1996.

The following table sets forth the operating results of the Company's major business segments: (unaudited)
                                                      (In Thousands)

                                                   Thirteen Weeks Ended
                                                 April 27,      April 29,
                                                      1996           1995
Net sales:
   Off-price family apparel stores              $1,452,864     $  700,714
   Off-price catalog operation                     131,996        116,611
   Off-price home fashion stores                    19,383         13,105
                                                $1,604,243     $  830,430

Operating income (loss):
   Off-price family apparel stores              $   67,057     $   32,911
   Off-price catalog operation                      12,931          5,261
   Off-price home fashion stores                    (2,570)        (1,529)
                                                    77,418         36,643

General corporate expense (1)                       10,213         10,193
Goodwill amortization                                  653            653
Interest expense, net                               15,105          8,499

Income from continuing operations
   before income taxes                          $   51,447     $   17,298


(1) General corporate expense for the thirteen weeks ended April 27, 1996 includes the net operating results of T.K. Maxx. General Corporate expense for the thirteen weeks ended April 29, 1995 includes the net operating results of T.K. Maxx and the Cosmopolitan catalog.

The off-price family apparel stores segment, T.J. Maxx, Marshalls, and Winners more than doubled its operating profit primarily due to the benefits of the Marshalls acquisition. This segment's operating results reflect its strong sales performance along with tight inventory control. Chadwick's recorded an increase in operating income due to a strong response to the spring catalog and its improved ability to meet customer demand in the first quarter of this year versus last year's first quarter.

Stores in operation at the end of the period are as follows:

                                 April 27, 1996       April 29, 1995

      T.J. Maxx                         590                  558
      Marshalls                         494                    -
      Winners                            57                   39
      HomeGoods                          23                   19
      T.K. Maxx                           9                    6

Financial Condition

Cash flows from operating and financing activities for the three months reflect increases in inventories and accounts payable, which are primarily due to normal seasonal requirements. The improvement in cash provided by operating activities in the first quarter ended April 1996 versus April 1995 reflects stronger sales and tight inventory controls. The decrease in short term borrowings from last year is a result of the strong cash position at the end of fiscal 1996 which reflected the benefits from the timing of the Marshalls acquisition and the resulting favorable cash flow of the holiday selling season.

On May 24, 1996, Chadwick's of Boston, Ltd. ("Chadwick's"), a wholly-owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission pursuant to which the Company intends to sell to the public 9,260,000 shares of common stock of Chadwick's (approximately 61% of its outstanding common stock). An additional 1,389,000 shares of Chadwick's common stock owned by the Company (approximately 9% of the outstanding common stock) would be subject to an over-allotment option granted to the underwriters. The registration statement reflects an anticipated initial public offering price of between $14.00 and $16.00 per share. The Company intends to use the proceeds from the stock sale to pay down a large portion of the bank financing taken on to acquire Marshalls. The Company is required to redeem the outstanding Series D preferred stock with proceeds from the stock sale but it anticipates the holders of the Series D will convert their preferred stock into common stock upon a call for redemption.

There can be no assurance that the offering reflected in the Registration Statement will be made or consummated or, if the offering is consummated, that the amount of shares sold or the initial public offering price per share will be as reflected in the Registration Statement.

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

3. The Company's cash payments for interest expense and income taxes are as follows: (in thousands)
                                                  Thirteen Weeks Ended
                                                April 27,      April 29,
                                                     1996           1995
   Cash paid for:
     Interest on debt and capital leases          $ 6,967        $ 3,971
     Income taxes                                  31,507          3,518

4. Effective September 30, 1995, the Company sold its Hit or Miss division to members of Hit or Miss management and outside investors and, thus, Hit or Miss' operating results for all prior periods have been reclassified to discontinued operations.

5. On November 17, 1995, the Company completed its acquisition of the Marshalls off-price family apparel chain from Melville Corporation. The purchase price (before expenses) for the acquisition was $599.3 million, consisting of $375 million in cash, before closing adjustments, plus an additional $49.3 million (paid on April 30, 1996) based on the final closing balance sheet, plus $175 million in TJX convertible preferred stock. The purchase has been accounted for under the purchase method of accounting.

   As a result of the acquisition, the Company intends to close a total of 170 Marshalls stores and 30 T.J. Maxx stores, in operation at the date of acquisition. The Company established a $244.1 million reserve in the allocation of the purchase price of Marshalls, primarily relating to the Marshalls store closings, and recorded a pre-tax charge of $35 million relating to the T.J. Maxx store closings. The Company's total store closing and restructuring reserve as of April 27, 1996 totalled $237.9 million.

   In connection with the purchase of Marshalls, the Company entered into an $875 million credit facility with a group of banks. The credit facility consists of a $375 million term loan used for the cash portion of the purchase price, and a $500 million revolving credit facility to meet the Company's ongoing working capital needs.

6. In October 1988, the Company completed the sale of its former Zayre stores division to Ames Department Stores, Inc. ("Ames"). On April 25, 1990, Ames filed for protection under Chapter 11 of the Federal Bankruptcy Code and on December 30, 1992, Ames emerged from bankruptcy under a plan of reorganization. The Company is liable for certain amounts to be distributed under the plan for certain unassigned landlord claims under certain former Zayre store leases on which Zayre Corp. was liable as of the date of acquisition and which Ames has rejected.

   The Company remains contingently liable for the leases of most of the former Zayre stores still operated by Ames. In addition, the Company is contingently liable on a number of leases of Waban Inc., a division spun-off in fiscal 1990, and of the Hit or Miss division, the Company's former off-price women's specialty stores, sold on September 30, 1995. The Company believes that in view of the nature of the leases and the fact that Ames, Waban and Hit or Miss are primarily liable, the Company's contingent liability on these leases will not have a material effect on the Company's financial condition. Accordingly, the Company believes its available reserves of $22.9 million as of April 27, 1996 should be adequate to cover all reasonably expected liabilities associated with discontinued operations that it may incur.

7. On May 24, 1996, Chadwick's of Boston, Ltd. ("Chadwick's"), a wholly-owned subsidiary of the Company, filed a registration statement pursuant to which the Company intends to sell to the public 9,260,000 shares of common stock of Chadwick's (approximately 61% of its outstanding common stock). An additional 1,389,000 shares of Chadwick's common stock owned by the Company (approximately 9% of the outstanding common stock) would be subject to an over-allotment option granted to the underwriters. The registration statement reflects an anticipated initial public offering price of between $14.00 and $16.00 per share. The Company intends to use the proceeds from the stock sale to pay down a large portion of the bank financing taken on to acquire Marshalls. The Company is required to redeem the outstanding Series D preferred stock with proceeds from the stock sale but it anticipates the holders of the Series D will convert their preferred stock into common stock upon a call for redemption.

PART II.     Other Information

Item 4       Submission of Matters to a Vote of Security Holders

             The Company held its Annual Meeting of Stockholders on June 4, 1996. The following were voted upon at the Annual Meeting:

             Election of Directors                For          Withheld

             Phyllis B. Davis                  62,676,593      211,245
             Dennis F. Hightower               62,671,418      216,420
             John F. O'Brien                   62,671,585      216,253
             Willow B. Shire                   62,668,782      219,056

             In addition to those elected, the following are directors whose term of office continued after the Annual Meeting:

             Bernard Cammarata
             Richard G. Lesser
             Arthur F. Loewy
             John M. Nelson
             Robert F. Shapiro
             Burton S. Stern
             Fletcher H. Wiley

Item 6(a)    Exhibits

      11     Statement re Computation of Per Share Earnings

Item 6(b)    Reports on Form 8-K

             The Company was not required to file a current report on Form 8-K during the quarter ended April 27, 1996.

             On June 5, 1996, the Company filed a current report on Form 8-K dated May 24, 1996 relating to the filing of a Registration Statement by Chadwick's of Boston, Ltd., a subsidiary of the Company, and the Company's intention to sell a majority interest in its Chadwick's division. The Company filed unaudited pro forma financial statements for the fiscal year ended January 27, 1996 with the Form 8-K. Attached to this report are unaudited pro forma financial statements for the quarter ended April 27, 1996 giving effect to the offering reflected in the Registration Statement.

                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)



     Date: June 11, 1996



                              /s/ Donald G. Campbell
                              Donald G. Campbell, Executive Vice
                              President - Finance, on behalf
                              of The TJX Companies, Inc. and as
                              Principal Financial and Accounting
                              Officer of The TJX Companies, Inc.







                                                       THE TJX COMPANIES, INC.
       PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


On May 24, 1996, Chadwick's of Boston, Ltd. ("Chadwick's"), a holding company formed to own the off-price catalog operation of The TJX Companies, Inc. (the "Company), filed a Registration Statement with the Securities and Exchange Commission pursuant to which the Company intends to sell to the public 9,260,000 shares of common stock of Chadwick's. An additional 1,389,000 shares of common stock are subject to an over-allotment option granted to the underwriters. After the offering, the Company will own approximately 30%-39% (depending on the amount of the underwriters' over-allotment option exercised) of the outstanding shares of common stock of Chadwick's. It is currently anticipated that the initial offering price will be between $14.00 and $16.00 per share.

The pro forma condensed consolidated financial statements of the Company assume that the offering takes place at a price of $15.00 per share and that no underwriters' over-allotment option is exercised. The pro forma condensed consolidated balance sheet as of April 27, 1996 assumes the sale of 61% of the Company's investment in Chadwick's on that date and is based on the unaudited historical balance sheet of the Company as of April 27, 1996. The pro forma adjustments eliminate the assets and liabilities of Chadwick's included in the consolidated results of the Company, record a gain on the sale of the Company's 61% interest in Chadwick's, record the Company's remaining equity investment in Chadwick's, assume conversion of the Company's Series D preferred stock into common stock pursuant to a call for redemption and assume the net proceeds from the offering along with Chadwick's repayment of intercompany indebtedness are used to repay outstanding debt incurred to acquire Marshalls.

The pro forma condensed consolidated statement of income for the quarter ended April 27, 1996 is based on the unaudited historical statement of income of the Company filed with the Form 10-Q. The pro forma adjustments eliminate the operating results for Chadwick's included in the Company's consolidated results, record 39% of Chadwick's net income and reflect a reduction in interest expense due to the repayment of debt. Pro forma adjustments to the statement of income reflect the impact of the transaction as if it occurred on January 28, 1996, the beginning of the most recent fiscal year.

These pro forma condensed consolidated financial statements have been prepared for information purposes only and do not purport to indicate what necessarily would have occurred had the public offering taken place on the dates indicated or what results may be in the future. The accompanying pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements of the Company and the Form S-1 Registration Statement filed by Chadwick's of Boston, Ltd.




                           THE TJX COMPANIES, INC.
               PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                   FOR FIRST QUARTER ENDED APRIL 27, 1996
                                 (UNAUDITED)
                               (IN THOUSANDS)

                                    BALANCE        PRO FORMA      PRO FORMA
                                  AS REPORTED     ADJUSTMENTS      BALANCE
Assets
 Current assets:
   Cash and cash equivalents      $  191,413    ${  40,277  (1b) $  201,390
                                                 { 125,700  (1c)
                                                 {(156,000) (1e)
   Accounts receivable               140,938       (65,544) (1a)     75,394
   Merchandise inventories         1,372,031       (71,775) (1a)  1,300,256
   Prepaid expenses                   32,550       (13,674) (1a)     18,876
     Total current assets          1,736,932                      1,595,916

 Property, net                       772,038       (51,119) (1a)    720,919

 Investment in Chadwick's of
   Boston, Ltd.                            -     { 126,865  (1a)     33,769
                                                 { (40,277) (1b)
                                                 { (52,819) (1c)
 Other assets                         35,904                         35,904
 Goodwill and tradename, net of
   amortization                      234,486                        234,486

     Total Assets                 $2,779,360                     $2,620,994

Liabilities
 Current liabilities:
   Short-term debt                $    2,195                     $    2,195
   Current installments of
     long-term debt                   88,728       (25,000) (1e)     63,728
   Accounts payable                  498,543       (34,005) (1a)    464,538
   Accrued expenses and other
     current liabilities             707,606       (39,287) (1a)    678,319
                                                    10,000  (1c)
     Total current liabilities     1,297,072                      1,208,780

 Long-term debt, exclusive of
   current installments              679,676      (131,000) (1e)    548,676
 Deferred income taxes                17,071        (1,955) (1a)     15,116

Shareholders' Equity
 Preferred stock at face value       282,500       (25,000) (1d)    257,500
 Common stock                         72,554         1,349  (1d)     73,903
 Additional paid-in capital          269,518        23,651  (1d)    293,169
 Retained earnings                   160,969        62,881  (1c)    223,850

     Total shareholders' equity      785,541                        848,422

     Total Liabilities and
       Shareholders' Equity       $2,779,360                     $2,620,994


The accompanying notes are an integral part of the unaudited pro forma condensed consolidated balance sheet.







                            THE TJX COMPANIES, INC.
             PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  FOR THE FIRST QUARTER ENDED APRIL 27, 1996
                                  (UNAUDITED)

                                       BALANCE       PRO FORMA      PRO FORMA
                                     AS REPORTED    ADJUSTMENTS      BALANCE
                                       In Thousands Except Per Share Amounts

Net sales                             $1,604,243   $(131,996) (2a) $1,472,247

Cost of sales, including
  buying and occupancy costs           1,240,659     (73,300) (2a)  1,167,359
Selling, general and
  administrative expenses                297,032     (45,881) (2a)    251,151
Store closing costs
Interest on debt, net                     15,105     {  (530) (2a)     11,987
                                                     {(2,588) (2b)
Income from continuing
  operations before income taxes          51,447                       41,750

Provision for income taxes                21,361     {(5,102) (2a)     17,294
                                                     { 1,035  (2b)

                                          30,086                       24,456

Equity in net income of Chadwick's             -       2,612  (2c)      2,612

Income from continuing operations         30,086                       27,068

Preferred stock dividend adjustment        1,789                        1,789

Income from continuing operations
  for earnings per share
  computations                        $   28,297                   $   25,279

Number of common shares for
  primary and fully diluted
  earnings per share
  computations                        85,340,267                   85,340,267

Income from continuing
  operations per common share              $ .33                        $ .30


The accompanying notes are an integral part of the unaudited pro forma condensed consolidated statement of income.







                       THE TJX COMPANIES, INC.
    NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                             IN THOUSANDS

Note 1

The pro forma condensed consolidated balance sheet reflects the following adjustments:

     (a) To eliminate the assets and liabilities of Chadwick's included in the consolidated results of the Company and reflect the net assets of Chadwick's as investment in Chadwick's of Boston, Ltd.

     (b) To reflect payment to the Company by Chadwick's of the balance of its inter-company indebtedness, after a $20 million forgiveness of debt via capital contribution by TJX.

     (c) To record net proceeds of $125.7 million (based on $15.00 per share) received from TJX's sale of 61% of its investment in Chadwick's, after the repayment of inter-company debt described above, and to record a gain of $62.9 million, after estimated taxes of $10 million, on this transaction as of January 27, 1996.

     (d) The Company is required to redeem its outstanding Series D preferred stock from the proceeds of certain asset sales. It is assumed the Company calls the Series D for redemption and that the holders of the Series D preferred stock elect their conversion rights and convert into common stock.

     (e) To record repayment of long-term debt (including current installments) of $156.0 million. The net proceeds used to repay the debt include cash received from Chadwick's in repayment of its inter-company debt and the net proceeds from the stock offering, less taxes to be paid.
Note 2

The pro forma condensed consolidated statement of income reflects the following adjustments for the initial public offering of Chadwick's stock.

     (a) To eliminate the net sales, expenses and tax provision relating to Chadwick's operating results as included in the consolidated results of the Company.

     (b) To reflect a reduction in interest expense as a result of the repayment of a portion of the term loan incurred from the acquisition of Marshalls, along with the related impact on income tax provision.

     (c) To record 39% of the net earnings of Chadwick's as equity in the net earnings of minority owned subsidiary. Chadwick's net earnings for the first quarter ended April 27, 1996 were $6.7 million.