Form 10-Q
period 1996-07-27
TJX COMPANIES INC /DE/
filed 1996-09-10
CIK 109198

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


For Quarter Ended July 27, 1996
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

The number of shares of Registrant's Common Stock outstanding as of August 24, 1996: 74,463,709.



                                   PAGE 2
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                    Thirteen Weeks Ended
                                                   July 27,        July 29,
                                                       1996            1995

Net sales                                        $1,641,163        $848,945

Cost of sales, including buying and
   occupancy costs                                1,277,754         657,682

Selling, general and administrative expenses        290,863         166,933

Interest on debt, net                                11,319           9,813

Income from continuing operations before
   income taxes                                      61,227          14,517

Provision for income taxes                           25,173           6,804

Income from continuing operations                    36,054           7,713

Income (loss) from discontinued operations,
   net of income taxes                                    -            (855)

(Loss) on disposal of discontinued operations,
   net of income taxes                                    -         (31,700)

Net income (loss)                                    36,054         (24,842)

Preferred stock dividends                             4,260           1,789

Net income (loss) attributable to common
   shareholders                                  $   31,794        $(26,631)

Primary and fully diluted earnings per
   common share:
      Continuing operations                          $  .40          $  .08
      Discontinued operations                             -            (.45)
      Net income                                     $  .40          $ (.37)

Cash dividends per common share                      $  .07          $  .14


The accompanying notes are an integral part of the financial statements.




                                   PAGE 3
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                   Twenty-Six Weeks Ended
                                                   July 27,        July 29,
                                                       1996            1995

Net sales                                        $3,245,406      $1,679,375

Cost of sales, including buying and
  occupancy costs                                 2,518,413       1,292,119

Selling, general and administrative expenses        587,895         337,129

Interest on debt, net                                26,424          18,312

Income from continuing operations before
  income taxes                                      112,674          31,815

Provision for income taxes                           46,534          14,592

Income from continuing operations                    66,140          17,223

Income (loss) from discontinued operations,
  net of income taxes                                     -          (2,300)

(Loss) on the disposal of discontinued
  operations, net of income taxes                         -         (31,700)

Net income (loss)                                    66,140         (16,777)

Preferred stock dividends                             8,788           3,578

Net income (loss) attributable to common
  shareholders                                   $   57,352      $  (20,355)


Primary and fully diluted earnings per
  common share:
    Continuing operations                            $  .73          $  .19
    Discontinued operations                               -            (.47)
    Net income                                       $  .73          $ (.28)

Cash dividends per common share                      $  .14          $  .28


The accompanying notes are an integral part of the financial statements.



                                   PAGE 4
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEETS
                                 (UNAUDITED)
                                IN THOUSANDS

                                         July 27,   January 27,    July 29,
                                             1996          1996        1995

ASSETS
Current assets:
  Cash and cash equivalents            $  245,342    $  209,226  $   19,752
  Accounts receivable and income
    taxes recoverable                     110,006        98,409      48,595
  Merchandise inventories               1,437,553     1,343,852   1,092,143
  Prepaid expenses                         31,510        35,235      29,438
  Net current assets of
    discontinued operations                     -             -      11,937
      Total current assets              1,824,411     1,686,722   1,201,865

Property, at cost:
  Land and buildings                      141,245       141,009     114,899
  Leasehold costs and improvements        443,993       429,715     277,197
  Furniture, fixtures and equipment       608,646       580,959     408,049
                                        1,193,884     1,151,683     800,145
  Less accumulated depreciation
    and amortization                      422,256       366,191     328,634
                                          771,628       785,492     471,511

Other assets                               35,680        37,325      16,354
Goodwill and tradename,
  net of amortization                     232,879       236,043      88,639
Net noncurrent assets of
  discontinued operations                       -             -      32,528

TOTAL ASSETS                           $2,864,598    $2,745,582  $1,810,897

LIABILITIES
Current liabilities:
  Short-term debt                      $      403    $        -  $   65,749
  Current installments of
    long-term debt                        103,211        78,670      33,987
  Accounts payable                        632,636       473,523     396,133
  Accrued expenses and other
    current liabilities                   628,297       702,132     296,618
  Federal and state income taxes
    payable                                     -        23,246       3,252
      Total current liabilities         1,364,547     1,277,571     795,739

Long-term debt exclusive of
  current installments:
    Real estate mortgages                  24,402        27,241      72,462
    Equipment notes                         2,662         3,272       3,897
    General corporate debt                635,807       660,200     357,193

Deferred income taxes                      21,478        12,664      15,716



SHAREHOLDERS' EQUITY
Preferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  cumulative convertible stock of:
    250,000 shares of 8% Series A               -        25,000      25,000
    1,650,000 shares of 6.25% Series C     82,500        82,500      82,500
    250,000 shares of 1.81% Series D       25,000        25,000           -
    1,500,000 shares of 7% Series E       150,000       150,000           -
Common stock, authorized 150,000,000
  shares, par value $1, issued and
  outstanding 74,132,470; 72,485,776
  and 72,406,751 shares                    74,132        72,486      72,407
Additional paid-in capital                296,496       269,159     267,496
Retained earnings                         187,574       140,489     118,487

      Total shareholders' equity          815,702       764,634     565,890

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $2,864,598    $2,745,582  $1,810,897


The accompanying notes are an integral part of the financial statements.






























                                   PAGE 5
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                IN THOUSANDS
                                                    Twenty-Six Weeks Ended
                                                    July 27,      July 29,
                                                        1996          1995
Cash flows from operating activities:
  Net income (loss)                                 $ 66,140      $(16,777)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                    65,149        37,589
     Loss from discontinued operations                     -         2,300
     Loss on disposal of discontinued operations           -        31,700
     Loss on property disposals                        4,361           297
     Other                                            (4,873)       (3,356)
     Changes in assets and liabilities:
      (Increase) in accounts receivable and
       income taxes recoverable                      (11,597)       (6,846)
      (Increase) in merchandise inventories          (93,701)     (201,550)
      (Increase) decrease in prepaid expenses          3,725        (6,557)
      Increase (decrease) in accounts payable        159,113       (19,728)
      (Decrease) in accrued expenses and other
       current liabilities                           (24,508)       (7,322)
      Increase (decrease) in income taxes payable    (23,246)        3,252
      Increase in deferred income taxes                8,814         1,950

Net cash provided by (used in) operating
  activities                                         149,377      (185,048)

Cash flows from investing activities:
  Property additions                                 (49,929)      (57,518)
  Contingent payment for acquisition of Marshalls    (49,327)            -
Net cash (used in) investing activities              (99,256)      (57,518)

Cash flows from financing activities:
  Proceeds from borrowings of short-term debt            403        45,749
  Proceeds from borrowings long-term debt                  -       199,861
  Principal payments on long-term debt                (3,305)       (3,108)
  Proceeds from sale and issuance of common
   stock, net                                          7,952            82
  Cash dividends                                     (19,055)      (23,850)
Net cash provided by (used in)
  financing activities                               (14,005)      218,734

Net cash provided by (used in) continuing
  operations                                          36,116       (23,832)
Net cash provided by discontinued operations               -         2,015
Net increase (decrease) in cash and cash
  equivalents                                         36,116       (21,817)

Cash and cash equivalents at beginning of year       209,226        41,569

Cash and cash equivalents at end of period          $245,342      $ 19,752

The accompanying notes are an integral part of the financial statements.
                                  PAGE 6

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

 Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended July 27, 1996
       Versus Thirteen Weeks and Twenty-Six Weeks Ended July 29, 1995


On November 17, 1995, the Company acquired the Marshalls off-price family apparel chain from Melville Corporation. Under the purchase method of accounting, the assets and liabilities and results of operations associated with the acquired business are included in the Company's financial position and results of operations from the date of acquisition.

Net sales from continuing operations for the second quarter were $1,641.2 million, up 93% from $848.9 million last year. For the six months, net sales from continuing operations were $3,245.4 million, up 93% from $1,679.4 million for the same period last year. The increase in sales is primarily attributable to the acquisition of Marshalls. Same store sales for the second quarter increased by 4% at T.J. Maxx, 7% at Winners, 13% at Marshalls and decreased by 1% at HomeGoods. Same store sales for the six months increased by 5% at T.J. Maxx, 10% at Marshalls, 6% at Winners and 2% at HomeGoods. Chadwick's experienced a 6% and 10% increase in net sales for the quarter and six months, respectively.

Income from continuing operations for the second quarter was $36.1 million, or $.40 per common share versus $7.7 million, or $.08 per common share.
For the six months, income from continuing operations was $66.1 million, or $.73 per common share versus $17.2 million, or $.19 per common share. For the periods ended July 1995, after reflecting Hit or Miss as a discontinued operation, the Company recorded a net loss of $24.8 million or $.37 per common share for the second quarter and $16.8 million or $.28 per common share for the six months.

The following table sets forth operating results expressed as a percentage of net sales (continuing operations):

                                             Percentage of Net Sales
                                        13 Weeks Ended    26 Weeks Ended
                                       7/27/96  7/29/95  7/27/96  7/29/95

Net sales                               100.0%   100.0%   100.0%   100.0%
Cost of sales, including buying
  and occupancy costs                    77.9     77.5     77.6     76.9
Selling, general and administrative
  expenses                               17.7     19.7     18.1     20.1
Interest on debt and capital leases        .7      1.1       .8      1.1
Income from continuing operations
  before income taxes                     3.7%     1.7%     3.5%     1.9%

Cost of sales including buying and occupancy costs as a percent of net sales increased in both periods from the prior year. This increase is the result of Chadwick's smaller pro rata share of consolidated results, due to the Marshalls acquisition, as Chadwick's operates with a lower cost of sales ratio than the Company's store operations.


                                  PAGE 7
Selling, general and administrative expenses, as a percentage of net sales, decreased from the prior year in both periods. This improvement is partially the result of a decrease in Chadwick's pro rata share of consolidated results, due to the Marshalls acquisition, as Chadwick's operates at a higher selling, general and administrative expense ratio than the Company's store operations. This ratio also reflects the benefit of the increased sales volume due to the Marshalls acquisition.

The increase in interest expense for the second quarter and six months ended July 1996 versus July 1995 is due to interest on the $200 million of notes issued in June 1995 and on the $375 million term loan incurred for the acquisition of Marshalls.

The decrease in the effective income tax rate reflects the tax benefits on foreign operating losses realizable due to a corporate restructuring of certain foreign subsidiaries that took place in the second half of fiscal 1996.

The following table sets forth the operating results of the Company's major business segments: (unaudited)
                                             (In Thousands)

                             Thirteen Weeks Ended   Twenty-Six Weeks Ended
                              July 27,    July 29,    July 27,    July 29,
                                  1996        1995        1996        1995
Net sales:
  Off-price family
    apparel stores          $1,528,177    $742,032  $2,981,041  $1,442,746
  Off-price catalog
    operation                   92,904      87,602     224,900     204,213
  Off-price home fashion
    stores                      20,082      19,311      39,465      32,416
                            $1,641,163    $848,945  $3,245,406  $1,679,375

Operating income (loss):
  Off-price family
    apparel stores          $   82,197    $ 37,229  $  149,254  $   70,140
  Off-price catalog
    operation                    4,478      (1,128)     17,409       4,133
  Off-price home fashion
    stores                      (3,056)     (2,327)     (5,626)     (3,856)
                                83,619      33,774     161,037      70,417

General corporate expense(1)    10,419       8,790      20,632      18,983
Goodwill amortization              654         654       1,307       1,307
Interest expense                11,319       9,813      26,424      18,312

Income from continuing
  operations before income
  taxes                     $   61,227    $ 14,517  $  112,674  $   31,815

(1) General corporate expense for the periods ended July 27, 1996 include the net operating results of T.K. Maxx. General corporate expense for the periods ended July 29, 1995 include the net operating results of T.K. Maxx and the Cosmopolitan catalog.


                                  PAGE 8
The off-price family apparel stores segment, T.J. Maxx, Marshalls, and Winners more than doubled its operating profit for the quarter and six months primarily due to the benefits of the Marshalls acquisition. This segment's operating results reflect its strong sales performance, aided by its aggressive markdown policy, along with tight inventory control. Chadwick's recorded an increase in operating income due to a strong response to the spring and summer catalogs and its improved ability to meet customer demand versus last year. HomeGoods results were slightly below the Company's expectations.

Stores in operation at the end of the period are as follows:

                                 July 27, 1996        July 29, 1995

      T.J. Maxx                        582                  565
      Marshalls                        464                    -
      Winners                           57                   42
      HomeGoods                         23                   22
      T.K. Maxx                         11                    6

Financial Condition

Cash flows from operating and financing activities for the six months reflect increases in inventories and accounts payable, which are primarily due to normal seasonal requirements. The improvement in cash provided by operating activities for the six months ended July 1996 versus July 1995 reflects stronger sales and tight inventory controls. The decrease in short term borrowings from last year is a result of the strong cash position at the end of fiscal 1996 which reflected the benefits from the timing of the Marshalls acquisition and the resulting favorable cash flow of the holiday selling season. Future operating cash flows will be impacted by the T.J. Maxx store closing reserve and the reserves established (primarily for store closings) in the allocation of the purchase price of Marshalls. Reductions in the reserve in this period have been primarily non-cash items. The Company is in the process of evaluating Marshalls store closing program and the allocation of the purchase price of
Marshalls.   Any adjustments to the initial allocation of purchase price will be reflected by the end of the current fiscal year.

Cash flow from investing activities reflects a final payment made to Melville based on the closing balance sheet of Marshalls.

On May 24, 1996, Chadwick's of Boston, Ltd. ("Chadwick's"), a wholly-owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission for the sale of a majority of the common stock of Chadwick's. On July 31, 1996, the Company announced a postponement of the initial public offering of Chadwick's due to weak stock market conditions. There can be no assurance that the offering reflected in the Registration Statement will be made or consummated or, if the offering is consummated, that the terms will be as reflected in the Registration Statement.

On July 31, 1996, the Company announced that it had called for early redemption on September 16, 1996, $88.83 million of its 9 1/2% sinking fund debentures, allowing the Company to take advantage of its strong cash position. The Company will record a $2.9 million after-tax extraordinary charge in its third quarter as a result of this redemption.
                                  PAGE 9
On August 13, 1996, the Company announced that it has called for redemption all outstanding shares of its Series C Convertible Preferred Stock on September 12, 1996, at a redemption price of $51.875 per share, plus accrued dividends of $.616 per share through the redemption date. Each Series C Preferred Share is convertible into TJX Common Stock at a conversion price of $25.9375 per share of Common Stock (equivalent to a conversion rate of 1.9277 shares of Common Stock per Series C Preferred Share). No dividends for the period commencing July 1, 1996 will be paid on the Series C Preferred shares converted into Common Stock. The Company has entered into a standby agreement with Salomon Brothers Inc pursuant to which, subject to certain conditions, Salomon will purchase from the Company the number of shares of Common Stock that would have been issuable upon conversion of Series C Preferred Shares that are not converted.

During the second quarter, all of the Company's outstanding Series A cumulative convertible Preferred Stock was converted into Common Stock pursuant to a call for redemption. There were 1,190,475 shares of Common Stock issued upon the conversion of the Series A Preferred Stock.

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

3. The Company's cash payments for interest expense and income taxes are as follows: (in thousands)
                                                 Twenty-Six Weeks Ended
                                                July 27,        July 29,
                                                    1996            1995
   Cash paid for:
     Interest on debt, net                       $26,534        $ 17,718
     Income taxes                                 79,619           5,568

4. As of July 29, 1995, the Company reflected the loss on the sale of its Hit or Miss division (completed as of September 30, 1995) to members of Hit or Miss management and outside investors and, thus, Hit or Miss' operating results for all prior periods have been reclassified to discontinued operations.

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

   As a result of the acquisition, the Company announced its intentions to close a total of 170 Marshalls stores and 30 T.J. Maxx stores, in operation at the date of acquisition. The Company established a $244.1 million reserve in the allocation of the purchase price of Marshalls, primarily relating to the Marshalls store closings, and recorded a pre-tax charge of $35 million relating to the T.J. Maxx store closings. The Company's total store closing and restructuring reserve as of July 27, 1996 totalled $215.5 million. The reduction in the reserve to date is primarily due to inventory markdowns and fixed asset writeoffs. The Company is in the process of evaluating its store closing program and the reserves established in the allocation of the Marshalls acquisition price.

   In connection with the purchase of Marshalls, the Company entered into an $875 million credit facility with a group of banks. The credit facility consists of a $375 million term loan used for the cash portion

                                  PAGE 11
   of the purchase price, and a $500 million revolving credit facility to meet the Company's ongoing working capital needs.

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

   The Company remains contingently liable for the leases of most of the former Zayre stores still operated by Ames. In addition, the Company is contingently liable on a number of leases of Waban Inc., a division spun-off in fiscal 1990, and of the Hit or Miss division, the Company's former off-price women's specialty stores, sold on September 30, 1995. The Company believes that in view of the nature of the leases and the fact that Ames, Waban and Hit or Miss are primarily liable, the Company's contingent liability on these leases will not have a material effect on the Company's financial condition. Accordingly, the Company believes its available reserves of $21.8 million as of July 27, 1996 should be adequate to cover all reasonably expected liabilities associated with discontinued operations that it may incur.

7. On May 24, 1996, Chadwick's of Boston, Ltd. ("Chadwick's"), a wholly-owned subsidiary of the Company, filed a registration statement for the sale of a majority of the common stock of Chadwick's. On July 31, 1996, the Company announced a postponement of the initial public offering of Chadwick's due to weak stock market conditions.

8. On July 31, 1996, the Company announced that it had called for early redemption on September 16, 1996, $88.83 million of its 9 1/2% sinking fund debentures. The Company will record a $2.9 million after-tax extraordinary charge in its third quarter as a result of this redemption.

9. On August 13, 1996, the Company announced that it has called for redemption all outstanding shares of its Series C Cumulative Convertible Preferred Stock on September 12, 1996 at a redemption price of $51.875 per share plus accrued dividends through the Redemption Date. Each Series C Preferred Share is convertible into TJX Common Stock at a conversion price of $25.9375 per share of Common Stock (equivalent to a conversion rate of 1.9277 shares of Common Stock per Series C Preferred Share).

   During the second quarter, all of the Company's outstanding Series A cumulative convertible Preferred Stock was converted into Common Stock pursuant to a call for redemption. There were 1,190,475 shares of Common Stock issued upon the conversion of the Series A Preferred Stock.

                                  PAGE 12
PART II.     Other Information

Item 4       Submission of Matters to a Vote of Security Holders

             Information with respect to matters voted on at the Company's Annual Meeting of Stockholders on June 4, 1996 (during the period covered by this report) was provided in the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 1996.

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

             On June 20, 1996, the Company filed a current report on Form 8-K dated June 18, 1996 announcing that all outstanding shares of the Company's Series A Preferred Stock had been converted into Common Stock of the Company.





























                                  PAGE 13



                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)



     Date: September 10, 1996



                              /s/ Donald G. Campbell
                              Donald G. Campbell, Executive Vice
                              President - Finance, on behalf
                              of The TJX Companies, Inc. and as
                              Principal Financial and Accounting
                              Officer of The TJX Companies, Inc.