Form 10-Q
period 1996-10-26
TJX COMPANIES INC /DE/
filed 1996-11-19
CIK 109198

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


For Quarter Ended October 26, 1996
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

The number of shares of Registrant's Common Stock outstanding as of October 26, 1996: 77,724,715



                                   PAGE 2
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                   Thirteen Weeks Ended
                                                October 26,     October 28,
                                                       1996            1995

Net sales                                        $1,722,429      $  861,214

Cost of sales, including buying and
   occupancy costs                                1,305,271         661,618

Selling, general and administrative expenses        266,918         145,644

Interest expense, net                                10,344           9,568

Income from continuing operations before
   income taxes and extraordinary item              139,896          44,384

Provision for income taxes                           58,306          17,724

Income from continuing operations before
   extraordinary item                                81,590          26,660

Income from discontinued operations,
   net of income taxes                                8,805           7,217

Income before extraordinary item                     90,395          33,877

Extraordinary (charge), net of income taxes          (2,885)              -

Net income                                           87,510          33,877

Preferred stock dividends                             2,308           1,789

Net income attributable to common
   shareholders                                  $   85,202      $   32,088

Primary and fully diluted earnings per
   common share:
      Income from continuing operations               $ .90           $ .35
      Income before extraordinary item                $1.00           $ .44
      Net income                                      $ .97           $ .44

Cash dividends per common share                       $ .07           $ .14


The accompanying notes are an integral part of the financial statements.


                                   PAGE 3
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                  Thirty-Nine Weeks Ended
                                                October 26,     October 28,
                                                       1996            1995

Net sales                                        $4,742,935      $2,336,376

Cost of sales, including buying and
  occupancy costs                                 3,694,820       1,828,638

Selling, general and administrative expenses        775,983         407,571

Interest expense, net                                35,674          24,430

Income from continuing operations before
  income taxes and extraordinary item               236,458          75,737

Provision for income taxes                           98,154          32,130

Income from continuing operations before
  extraordinary item                                138,304          43,607

Income from discontinued operations, net
  of income taxes                                    18,231           5,193

(Loss) on the disposal of discontinued
  operations, net of income taxes                         -         (31,700)

Income before extraordinary item                    156,535          17,100

Extraordinary (charge), net of income taxes          (2,885)              -

Net income                                          153,650          17,100

Preferred stock dividends                            11,096           5,367

Net income attributable to common
  shareholders                                   $  142,554      $   11,733

Primary and fully diluted earnings per
  common share:
    Income from continuing operations                 $1.53           $ .53
    Income before extraordinary item                  $1.73           $ .16
    Net income                                        $1.70           $ .16

Cash dividends per common share                       $ .21          $  .42

The accompanying notes are an integral part of the financial statements.
                                   PAGE 4
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEETS
                                 (UNAUDITED)
                                IN THOUSANDS

                                      October 26,  January 27,  October 28,
                                             1996         1996         1995

ASSETS
Current assets:
  Cash and cash equivalents            $  236,035    $  209,226  $   26,902
  Accounts receivable                      90,695        55,144      47,492
  Merchandise inventories               1,335,099     1,258,488   1,013,471
  Prepaid expenses                         19,054        16,406      15,732
  Net current assets of
    discontinued operations               116,009        76,287     117,350
      Total current assets              1,796,892     1,615,551   1,220,947

Property, at cost:

  Land and buildings                      110,496       110,446      85,265
  Leasehold costs and improvements        448,636       423,842     282,332
  Furniture, fixtures and equipment       585,684       539,504     381,184
                                        1,144,816     1,073,792     748,781
  Less accumulated depreciation
    and amortization                      420,506       340,599     318,783
                                          724,310       733,193     429,998

Other assets                               36,432        37,325      27,127
Goodwill and tradename,
  net of amortization                     231,335       236,043      87,993
Net noncurrent assets of
  discontinued operations                  48,627        52,299       9,840

TOTAL ASSETS                           $2,837,596    $2,674,411  $1,775,905

LIABILITIES
Current liabilities:
  Short-term debt                      $        -    $        -  $   97,699
  Current installments of
    long-term debt                         94,708        78,670      53,548
  Accounts payable                        616,200       436,634     375,701
  Accrued expenses and other
    current liabilities                   653,780       691,096     258,011
      Total current liabilities         1,364,688     1,206,400     784,959

Long-term debt exclusive of
  current installments:
    Real estate mortgages                  22,926        27,241      29,069
    Equipment notes                         2,556         3,272       3,801
    General corporate debt                514,880       660,200     335,196

Deferred income taxes                      25,885        12,664      34,780


SHAREHOLDERS' EQUITY
Preferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  cumulative convertible stock of:
    250,000 shares of 8% Series A               -        25,000      25,000
    1,650,000 shares of 6.25% Series C          -        82,500      82,500
    250,000 shares of 1.81% Series D       25,000        25,000           -
    1,500,000 shares of 7% Series E       150,000       150,000           -
Common stock, par value $1, authorized
  150,000,000 shares, issued and
  outstanding 77,724,715; 72,485,776
  and 72,418,517 shares                    77,725        72,486      72,419
Additional paid-in capital                386,600       269,159     267,743
Retained earnings                         267,336       140,489     140,438

      Total shareholders' equity          906,661       764,634     588,100

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $2,837,596    $2,674,411  $1,775,905


The accompanying notes are an integral part of the financial statements.






























                                   PAGE 5
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                IN THOUSANDS
                                                  Thirty-Nine Weeks Ended
                                                 October 26,   October 28,
                                                        1996          1995
Cash flows from operating activities:
  Net income                                       $ 153,650     $  17,100
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     (Income) from discontinued operations           (18,231)       (5,193)
     Loss on disposal of discontinued operations           -        31,700
     Extraordinary charge                              2,885             -
     Depreciation and amortization                    94,228        51,987
     Loss on property disposals                        6,291           719
     Other                                            (3,282)       (4,265)
     Changes in assets and liabilities:
      (Increase) in accounts receivable              (35,551)      (15,960)
      (Increase) in merchandise inventories          (76,611)     (226,900)
      (Increase) in prepaid expenses                  (2,648)       (2,350)
      Increase in accounts payable                   179,566         1,801
      Increase in accrued expenses and
       other current liabilities                      12,573        38,648
      Increase in deferred income taxes               13,221         7,973

Net cash provided by (used in) operating
  activities                                         326,091      (104,740)

Cash flows from investing activities:
  Property additions                                 (83,025)      (82,914)
  Proceeds from sale of discontinued operations            -         3,000
  Contingent payment for acquisition of Marshalls    (49,327)            -
Net cash (used in) investing activities             (132,352)      (79,941)

Cash flows from financing activities:
  Proceeds from borrowings of short-term debt              -        77,699
  Proceeds from borrowings long-term debt                  -       199,861
  Principal payments on long-term debt               (45,493)       (4,036)
  Prepayment of long-term debt                       (92,459)            -
  Proceeds from sale and issuance of common
   stock, net                                         15,644           121
  Cash dividends                                     (26,803)      (35,776)
Net cash provided by (used in) financing
  activities                                        (149,111)      237,869

Net cash provided by continuing operations            44,628        53,188
Net cash (used in) discontinued operations           (17,819)      (67,855)
Net increase (decrease) in cash and cash
  equivalents                                         26,809       (14,667)
Cash and cash equivalents at beginning of year       209,226        41,569

Cash and cash equivalents at end of period         $ 236,035     $  26,902


The accompanying notes are an integral part of the financial statements.
                                  PAGE 6
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION


Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended October 26, 1996
     Versus Thirteen Weeks and Thirty-Nine Weeks Ended October 28, 1995



On October 18, 1996, the Company announced it had entered into an agreement with Brylane, L.P. to sell its Chadwick's of Boston catalog division. As a result of this transaction, the impact of Chadwick's on the consolidated financial statements for the current and all prior periods have been classified as discontinued operations. In addition, periods prior to October 28, 1995 reflect the Hit or Miss division as a discontinued operation as a result of the sale of that division on September 30, 1995.

On November 17, 1995, the Company acquired the Marshalls off-price family apparel chain from Melville Corporation. Under the purchase method of accounting, the assets and liabilities and results of operations associated with the acquired business are included in the Company's financial position and results of operations from the date of acquisition.

Net sales from continuing operations for the third quarter were $1,722.4 million, up 100% from $861.2 million last year. For the nine months, net sales from continuing operations were $4,742.9 million, up 103% from $2,336.4 million for the same period last year. The increase in sales is primarily attributable to the acquisition of Marshalls. Same store sales for the third quarter increased by 7% at T.J. Maxx, 9% at Marshalls and 22% at Winners and decreased by 5% at HomeGoods. Same store sales for the nine months increased by 6% at T.J. Maxx, 10% at Marshalls and 12% at Winners and were flat at HomeGoods.

Income from continuing operations for the third quarter was $81.6 million, or $.90 per common share, versus $26.7 million, or $.35 per common share in the prior year. For the nine months, income from continuing operations was $138.3 million, or $1.53 per common share, versus $43.6 million, or $.53 per common share, in the prior year. Including Chadwick's of Boston as a discontinued operation, net income before extraordinary item was $90.4 million, or $1.00 per common share, for the quarter ended October 26, 1996 and $156.5 million, or $1.73 per common share, for the nine months ended October 26, 1996. After the extraordinary charge of $2.9 million, or $.03 per common share, for the early retirement of $89 million of the Company's 9 1/2% sinking fund debentures, net income was $87.5 million, or $.97 per common share, for the quarter ended October 26, 1996 versus $33.9 million, or $.44 per common share, last year and $153.7 million, or $1.70 per common share, for nine months ended October 26, 1996 versus $17.1 million, or $.16 per common share, in the prior year.









                                  PAGE 7
The following table sets forth operating results expressed as a percentage of net sales (continuing operations):

                                          Percentage of Net Sales
                                    13 Weeks Ended       39 Weeks Ended
                                  10/26/96  10/28/95   10/26/96  10/28/95

Net sales                          100.0%    100.0%     100.0%    100.0%
Cost of sales, including
  buying and occupancy costs        75.8      76.8       77.9      78.3
Selling, general and
  administrative expenses           15.5      16.9       16.4      17.4
Interest expense, net                 .6       1.1         .7       1.1
Income from continuing
  operations before income
  taxes and extraordinary item       8.1%      5.2%       5.0%      3.2%


Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased in both periods from the prior year. Both periods reflect the benefit of the Marshalls acquisition. Merchandise margin has improved, reflecting the enhanced purchasing power of the combined T.J. Maxx and Marshalls entity, as well as tight inventory controls.

Selling, general and administrative expenses, as a percentage of net sales, decreased from the prior year in both periods. This ratio reflects the benefit of the increased sales volume due to the Marshalls acquisition as well as cost savings due to the synergies of the combined T.J. Maxx and Marshalls entity.

The increase in interest expense for the third quarter ended October 1996 versus October 1995 is due to interest on the $375 million term loan incurred for the acquisition of Marshalls. The increase in interest expense for the nine months also includes the interest on the $200 million of notes issued in June 1995. Interest expense, as a percentage of net sales, has declined as a result of the increased sales volume from the Marshalls acquisition.

The decrease in the effective income tax rate for the nine months reflects the tax benefits on foreign operating losses realizable due to a corporate restructuring of certain foreign subsidiaries that took place in the second half of fiscal 1996.















                                  PAGE 8
The following table sets forth the operating results of the Company's major business segments after presenting Chadwick's as a discontinued operation:
(unaudited)

                                             (In Thousands)

                            Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                           October 26, October 28, October 26, October 28,
                                  1996        1995        1996        1995
Net sales:
  Off-price family
    apparel stores          $1,702,818  $  840,675  $4,683,859  $2,283,421
  Off-price home fashion
    stores                      19,611      20,539      59,076      52,955
                            $1,722,429  $  861,214  $4,742,935  $2,336,376

Operating income (loss):
  Off-price family
    apparel stores          $  161,830  $   65,899  $  311,084  $  136,039
  Off-price home fashion
    stores                      (2,908)     (2,211)     (8,534)     (6,067)
                               158,922      63,688     302,550     129,972

General corporate expense(1)     8,029       9,083      28,458      27,845
Goodwill amortization              653         653       1,960       1,960
Interest expense, net           10,344       9,568      35,674      24,430

Income from continuing
  operations before income
  taxes and extraordinary
  item                      $  139,896  $   44,384  $  236,458  $   75,737


(1) General corporate expense for the periods ended October 26, 1996 include the net operating results of T.K. Maxx. General corporate expense for the periods ended October 28, 1995 include the net operating results of T.K. Maxx and the Cosmopolitan catalog.

The off-price family apparel stores segment, T.J. Maxx, Marshalls and Winners, more than doubled its operating profit for the quarter and nine months primarily due to the benefits of the Marshalls acquisition. This segment's operating results reflect its strong sales performance, aided by its aggressive markdown policy, along with tight inventory control. HomeGoods results were slightly below the Company's expectations.

Stores in operation at the end of the period are as follows:

                                 October 26, 1996     October 28, 1995

      T.J. Maxx                         589                  581
      Marshalls                         463                    -
      Winners                            63                   49
      HomeGoods                          23                   24
      T.K. Maxx                          18                    8



                                  PAGE 9
Financial Condition

Cash flows from operating and financing activities for the nine months reflect increases in inventories and accounts payable, which are largely due to normal seasonal requirements. The improvement in cash provided by operating activities for the nine months ended October 1996 versus October 1995 reflects stronger sales and earnings and the benefit of tight inventory controls. The decrease in short-term borrowings from last year is a result of the strong cash position at the end of fiscal 1996, which reflected the benefits from the timing of the Marshalls acquisition and the resulting favorable cash flow of the holiday selling season, as well as the cash generated from operating activities this year. Future operating cash flows will be impacted by the T.J. Maxx store closing reserve and the reserves established (primarily for store closings) in the allocation of the purchase price of Marshalls. Reductions in the reserves for the nine months ended October 26, 1996 have been primarily non-cash items. The Company is in the process of evaluating the Marshalls store closing program and the allocation of the purchase price of Marshalls. Due to the improved operating performance of certain stores initially targeted for closing, the Company anticipates fewer Marshalls store closings than initially planned. Adjustments to the reserve and the initial allocation of the purchase price of Marshalls will be reflected by the end of the current fiscal year.

Cash flows from investing activities reflect a final payment made to Melville based on the closing balance sheet of Marshalls.

On October 18, 1996, the Company announced it had entered into an agreement with Brylane, L.P. to sell its Chadwick's of Boston catalog division.
Total proceeds from the sale are estimated at $300 million and include cash, a $20 million Convertible Subordinated Note and Chadwick's consumer credit card receivables. The Company expects to report an estimated after-tax gain on the sale of Chadwick's of $125 million, or $1.39 per share, in its fourth quarter reporting period. The impact of Chadwick's on the consolidated financial statements for the current and all prior periods have been classified as discontinued operations.

On November 18, 1996, the Company, pursuant to its credit agreement, gave notification of its intention to exercise an early prepayment option and to prepay $200 million of the outstanding term loan from available cash balances of the Company. The remaining outstanding portion of the term loan ($160 million) will be repaid with proceeds from the sale of Chadwick's, pursuant to the terms of the credit agreement, if not prepaid prior to the closing of the Chadwick's sale. The Company expects to record a fourth quarter after-tax charge of $2.7 million, or $.03 per common share, relating to the early retirement of the term loan.

On September 16, 1996, pursuant to a call for redemption, the Company prepaid $88.83 million of its 9 1/2% sinking fund debentures. The Company recorded a $2.9 million after-tax extraordinary charge related to the early retirement of this debt. The principal payments on long-term debt for the nine months ended October 26, 1996 include $22 million of medium-term notes and $15 million of the $375 million term loan, paid pursuant to scheduled maturities. Proceeds from sale and issuance of common stock relate to the exercise of stock options under the Company's stock incentive plan.



                                  PAGE 10
As of September 12, 1996, pursuant to a call for redemption, the Series C Cumulative Convertible Preferred Stock was converted into 3,177,844 shares of common stock. As of June 18, 1996, pursuant to a call for redemption, the Series A Cumulative Convertible Preferred Stock was converted into 1,190,475 shares of common stock. As of November 17, 1996, the Series D Preferred Stock automatically converted into 1,349,527 shares of common stock.
                                  PAGE 11
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

3. On October 18, 1996, the Company announced it had entered into an agreement with Brylane, L.P. to sell its Chadwick's of Boston catalog division. Total proceeds for the sale are estimated at $300 million and include cash, a $20 million Convertible Subordinated Note and Chadwick's consumer credit card receivables. The Company expects to report an estimated after-tax gain on the sale of Chadwick's of $125 million, or $1.39 per share, in its fourth quarter reporting period. The impact of Chadwick's on the consolidated financial statements for the current and all prior periods have been classified as discontinued operations.
   Under the Company's credit agreement, the Company is required to apply certain proceeds from specified asset sales towards the outstanding balance of the term loan. See Note 7 for further information.

4. The Company's cash payments for interest expense and income taxes are as follows: (in thousands)
                                               Thirty-Nine Weeks Ended
                                             October 26,     October 28,
                                                    1996            1995
   Cash paid for:
     Interest on debt, net                       $35,284         $20,097
     Income taxes                                 90,089          10,513

5. As of July 29, 1995, the Company reflected the loss on the sale of its Hit or Miss division (completed as of September 30, 1995); thus, Hit or Miss' operating results for all periods prior to the sale have been reclassified to discontinued operations.

6. On November 17, 1995, the Company completed its acquisition of the Marshalls off-price family apparel chain from Melville Corporation. The purchase price (before expenses) was $599.3 million, consisting of $375 million in cash, before closing adjustments, plus an additional $49.3 million (paid on April 30, 1996) based on the final closing balance sheet, plus $175 million in junior convertible preferred stock of TJX. The acquisition has been accounted for under the purchase method of accounting.





                                  PAGE 12
   As a result of the acquisition, the Company announced its intention to close a total of 170 Marshalls stores and 30 T.J. Maxx stores, in operation at the date of acquisition. The Company established a $244.1 million reserve in the allocation of the purchase price of Marshalls, primarily relating to the Marshalls store closings, and recorded a pre-tax charge of $35 million relating to the T.J. Maxx store closings. The Company's total store closing and restructuring reserve as of October 26, 1996 totalled $202.3 million. The reduction in the reserve to date is primarily due to inventory markdowns and fixed asset write-offs. The Company is in the process of evaluating its store closing program and the reserves established in the allocation of the Marshalls acquisition price. Due to the improved operating performance of certain stores initially targeted for closing, the Company anticipates fewer Marshalls store closings than initially planned.

   In connection with the purchase of Marshalls, the Company entered into an unsecured $875 million credit agreement with a group of banks. The credit facility included a $375 million term loan used for the cash portion of the Marshalls purchase price, and a $500 million revolving credit facility under which the Company may borrow to meet the Company's ongoing working capital needs.

7. On November 18, 1996, the Company, pursuant to its credit agreement, gave notification of its intention to exercise an early prepayment option and to prepay $200 million of the outstanding term loan from available cash balances of the Company. The remaining outstanding portion of the term loan ($160 million) will be repaid with proceeds from the sale of Chadwick's, pursuant to the terms of the credit agreement, if not prepaid prior to the closing of the Chadwick's sale. The Company expects to record a fourth quarter after-tax charge of $2.7 million, or $.03 per share, relating to the early retirement of the term loan.

8. In October 1988, the Company completed the sale of its former Zayre stores division to Ames Department Stores, Inc. ("Ames"). On April 25, 1990, Ames filed for protection under Chapter 11 of the Federal Bankruptcy Code and on December 30, 1992, Ames emerged from bankruptcy under a plan of reorganization. The Company is liable for certain amounts to be distributed under the plan for certain unassigned landlord claims under certain former Zayre store leases on which Zayre Corp. was liable as of the date of acquisition and which Ames has rejected.

   The Company remains contingently liable for the leases of most of the former Zayre stores still operated by Ames. In addition, the Company is contingently liable on a number of leases of Waban Inc., a division spun-off in fiscal 1990, and of the Hit or Miss division, the Company's former off-price women's specialty stores, sold on September 30, 1995. The Company believes that in view of the nature of the leases and the fact that Ames, Waban and Hit or Miss are primarily liable, the Company's contingent liability on these leases will not have a material effect on the Company's financial condition. Accordingly, the Company believes its available reserves of $19.7 million as of October 26, 1996 should be adequate to cover all reasonably expected liabilities associated with discontinued operations that it may incur.



                                  PAGE 13
9. On September 16, 1996, pursuant to a call for redemption, the Company prepaid $88.83 million of its 9 1/2% sinking fund debentures. The Company recorded an after-tax extraordinary charge of $2.9 million, or $.03 per common share, related to the early retirement of this debt.

10. As of September 12, 1996, pursuant to a call for redemption, the Series C Cumulative Convertible Preferred stock was converted into 3,177,844 shares of common stock. As of June 18, 1996, pursuant to a call for redemption, the Series A Cumulative Convertible Preferred stock was converted into 1,190,475 shares of common stock. As of November 17, 1996, the Series D Preferred Stock automatically converted into 1,349,527 shares of common stock.


                                  PAGE 14
PART II.     Other Information

Item 1       Legal Proceedings

             Reference is made to the action described in "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996. On August 19, 1996, the court approved the settlement of the case. The amount of the Company's contribution to the settlement was not material.

Item 5       Other Information

             On October 18, 1996, the Company announced it had entered into an agreement with Brylane, L.P. to sell its Chadwick's of Boston catalog operation. Pro forma financial statements of the Company giving effect to the proposed sale are included on pages F-1 through F-8 of this report.

Item 6(a)    Exhibits

      11     Statement re Computation of Per Share Earnings

Item 6(b)    Reports on Form 8-K

             On August 13, 1996, the Company filed a Current Report on Form 8-K relating to a Standby Agreement between the Company and Salomon Brothers Inc and the Company's call for redemption of its Series C Cumulative Convertible Preferred Stock.

             The Company is filing a Form 8-K relating to the agreement to sell its Chadwick's division, a press release issued by the Company on November 12, 1996 and cautionary factors relating to forward-looking information.





























                                  PAGE 15



                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)



     Date: November 19, 1996



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



On October 18, 1996, the Company announced that it had reached an agreement with Brylane, L.P. to sell its Chadwick's of Boston catalog operation (Chadwick's). The purchase price includes $222.8 million in cash and a $20 million convertible subordinated note. The cash purchase price is subject to adjustment based on the actual closing balance sheet of Chadwick's. In addition, the Company will retain Chadwick's consumer credit card receivables. The Company anticipates consummating the sale in late November or early December, 1996.

The pro forma condensed consolidated balance sheet as of October 26, 1996 is based on the unaudited historical balance sheet of the Company as of October 26, 1996, which reflects the Chadwick's division as a discontinued operation. The pro forma condensed consolidated balance sheet as of October 26, 1996 assumes the sale of the division took place on that date and includes the following pro forma adjustments: a) receipt of cash proceeds and note receivable from Brylane, L.P., elimination of the net assets of Chadwick's sold and recognition of the estimated net gain on the sale of the division; b) the conversion of the Company's Series D preferred stock into common stock following a required call for redemption as a result of the sale; and c) the impact of the prepayment of a portion of the $375 million term loan incurred to acquire Marshalls from the cash proceeds from the sale of Chadwick's. The remaining net assets from discontinued operations represents the consumer credit receivables retained by TJX that will be collected subsequent to the balance sheet date. The Company anticipates using available cash balances and/or proceeds from the Chadwick's sale to fully retire the term loan in the Company's fourth quarter period ending January 25, 1997, which is only partially reflected in these pro formas.

The pro forma condensed consolidated statement of income for the twelve months ended January 27, 1996 is based on the audited historical statement of income of the Company as reported on Form 10-K for the year ended January 27, 1996 which includes Marshalls operating results since its acquisition by the Company on November 17, 1995. (See the Company's filing on Form 8-K dated as of November 17, 1995 and subsequent amendment.) These historical results will be restated to present Chadwick's as a discontinued operation in future filings that include this period. The elimination of Chadwick's from continuing operations is presented here as a pro forma adjustment. The pro forma condensed consolidated statement of income for the nine months ended October 26, 1996 is based on the unaudited historical statement of income of the Company filed with the Company's Form 10-Q, which already reflects the operating results of Chadwick's as a discontinued operation.


                                F-1
The historical results of the Company for the twelve months ended January 27, 1996 have first been adjusted to reflect the acquisition of Marshalls as if it had occurred on the first day of the fiscal year. The pro forma adjustments include the historical results of Marshalls from January 29, 1995 through the acquisition date as well as adjustments for the impact of the purchase accounting method and the impact of the preferred stock issued and debt incurred as a result of the acquisition.

The pro forma results reflecting the acquisition of Marshalls for the twelve months ended January 27, 1996 and the historical results for the nine months ended October 26, 1996 are adjusted to reflect the sale of the Chadwick's division as if it also occurred on the first day of the fiscal year ended January 27, 1996. In addition to the pro forma adjustment to eliminate Chadwick's from continuing operations for the fiscal year ended January 27, 1996, the pro forma adjustments to both periods to reflect the sale of Chadwick's include a reduction in interest expense due to the prepayment of debt from the cash proceeds received, and the recognition of interest income on the convertible subordinated note receivable. The pro forma statements of income exclude the non-recurring gain of approximately $125 million the Company will recognize upon the sale of the division and exclude a non-recurring charge of approximately $1.6 million for the partial prepayment of debt.

These pro forma condensed consolidated financial statements have been prepared for information purposes only and do not necessarily indicate what would have occurred had the acquisition of Marshalls and the sale of Chadwick's taken place on the dates indicated. Specifically, the pro forma condensed consolidated statement of income for the twelve months ended January 27, 1996 includes the historical results of Marshalls which is not necessarily indicative of current results. Thus, the pro forma statement of income for the twelve months ended January 27, 1996 does not fully reflect the impact that Marshalls has had on the Company's results, nor is it necessarily indicative of the impact that Marshalls may have on future results of the Company. In addition, the pro forma condensed consolidated financial statements do not reflect the final allocation of the purchase price for Marshalls and do not reflect benefit of the full prepayment of the $375 million term loan anticipated to take place in the Company's fourth quarter period ending January 25, 1997. The accompanying pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements of the Company, the Company's Form 8-K dated November 17, 1995 (and subsequent amendment) relating to the Marshalls acquisition and the Company's Form 8-K dated October 18, 1996 relating to the agreement to sell the Chadwick's division.








                                F-2

                           THE TJX COMPANIES, INC.
               PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                           AS OF OCTOBER 26, 1996
                                 (UNAUDITED)
                               (IN THOUSANDS)
                                                   PRO FORMA
                                   HISTORICAL     ADJUSTMENTS     PRO FORMA
Assets
 Current assets:
   Cash and cash equivalents      $  236,035    ${ 207,300  (1a) $  236,035
                                                 {(207,300) (1c)
   Accounts receivable                90,695                         90,695
   Merchandise inventories         1,335,099                      1,335,099
   Prepaid expenses                   19,054                         19,054
   Net current assets of
     discontinued operations         116,009       (26,009) (1a)     90,000
     Total current assets          1,796,892                      1,770,883

 Property, net                       724,310                        724,310
                                                            {20,000      (1a)
 Other assets                         36,432       {(2,700) (1c)     53,732
 Goodwill and tradename,
   net of amortization               231,335                        231,335
 Net noncurrent assets of
   discontinued operations            48,627       (48,627) (1a)          -
     Total Assets                 $2,837,596                     $2,780,260

Liabilities
 Current liabilities:
   Short-term debt                $        -                     $        -
   Current installments of
     long-term debt                   94,708       (37,400) (1c)     57,308
   Accounts payable                  616,200                        616,200
   Accrued expenses and other                      {27,664  (1a)
     current liabilities             653,780       {(1,100) (1c)    680,344
     Total current liabilities     1,364,688                      1,353,852

 Long-term debt, exclusive of
   current installments              540,362      (169,900) (1c)    370,462
 Deferred income taxes                25,885                         25,885

Shareholders' Equity
 Preferred stock at face value       175,000       (25,000) (1b)    150,000
 Common stock                         77,725         1,349  (1b)     79,074
 Additional paid-in capital          386,600        23,651  (1b)    410,251
                                                  {125,000  (1a)
 Retained earnings                   267,336      { (1,600) (1c)    390,736
     Total shareholders' equity      906,661                      1,030,061
     Total Liabilities and
       Shareholders' Equity       $2,837,596                     $2,780,260

The accompanying notes are an integral part of the unaudited pro forma condensed consolidated balance sheet.

                                     F-3

                                                     THE TJX COMPANIES, INC.
                                       PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                            FOR THE FISCAL YEAR ENDED JANUARY 27, 1996
                                                           (UNAUDITED)
                                                                                                    PRO FORMA
                                                               PRO FORMA                         ADJUSTMENTS FOR
                                                            ADJUSTMENTS FOR        PRO FORMA         SALE OF
                                           HISTORICAL    MARSHALLS ACQUISITION      SUBTOTAL        CHADWICK'S       PRO FORMA
                                                             Dollars In Thousands Except Per Share Amounts
                                           (C>
Net sales                                  $4,447,549         $2,110,394  (2a)   $6,557,943       $(472,434) (3a)    $6,085,509

Cost of sales, including buying
  and occupancy costs                       3,429,401         {  (10,500) (2c)    5,187,537        (286,144) (3a)     4,901,393
                                                              {1,768,636  (2a)
Selling, general and administrative
  expenses                                    830,019          {   2,264  (2d)    1,209,488        (160,143) (3a)     1,049,345
                                                               { 377,205  (2a)
Store closing costs                            35,000                  -             35,000                              35,000
Interest expense, net                          44,226            { 6,258  (2a)       72,572        { (6,040) (3a)
                                                                 {22,088  (2b)                     {(14,260) (3b)
                                                                                                   { (1,200) (3c)        51,072

Income from continuing operations
  before income taxes                         108,903                                53,346                              48,699

Provision for income taxes                     45,304           {(16,637) (2a)       23,126         {(8,110) (3a)
                                                                { (5,541) (2e)                      { 6,184  (3d)        21,200

Income from continuing operations              63,599                                30,220                              27,499

Deduct dilutive preferred stock
  dividends                                     9,314              8,342  (2f)       17,656                              17,656

Income from continuing operations
  for earnings per share computations      $   54,285                            $   12,564                          $    9,843

Number of common shares for
  earnings per share computations          73,133,349          1,625,057  (2g)   74,758,406                          74,758,406

Income from continuing operations
  per common share                              $ .74                                 $ .17                               $ .13

The accompanying notes are an integral part of the unaudited pro forma condensed consolidated statement of income.

                                                               F-4

                            THE TJX COMPANIES, INC.
             PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED OCTOBER 26, 1996
                                  (UNAUDITED)

                                                     PRO FORMA
                                      HISTORICAL    ADJUSTMENTS     PRO FORMA
                                       In Thousands Except Per Share Amounts

Net sales                             $4,742,935                   $4,742,935

Cost of sales, including
  buying and occupancy costs           3,694,820                    3,694,820

Selling, general and
  administrative expenses                775,983                      775,983

Interest expense,, net                    35,674    {(10,708) (3b)
                                                    { (1,050) (3c)     23,916
Income from continuing
  operations before income taxes         236,458                      248,216

Provision for income taxes                98,154       4,703  (3d)    102,857


Income from continuing operations        138,304                      145,359

Deduct dilutive preferred stock
  dividends                                    0                            0

Income from continuing operations
  for earnings per share
  computations                        $  138,304                   $  145,359

Number of common shares for
  primary and fully diluted
  earnings per share
  computations                        90,574,029                   90,574,029

Income from continuing
  operations per common share              $1.53                        $1.60


The accompanying notes are an integral part of the unaudited pro forma condensed consolidated statement of income.








                                      F-5
                       THE TJX COMPANIES, INC.
  NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                             IN THOUSANDS
Note 1

The pro forma condensed consolidated balance sheet reflects the following adjustments:

     (a) To record an estimated net gain of $125 million on the sale of Chadwick's by recording the consideration received, which includes a $20 million convertible subordinated note and cash of $207.3 million adjusted under the terms of the agreement for an assumed October 26, 1996 closing, recording the write-off of the net assets of discontinued operations sold, except for $90 million for net consumer credit card receivables retained by the Company and recording an estimated liability for expenses, taxes and other costs associated with the sale. The estimated net gain includes the benefit from full utilization of the Company's $139 million capital loss carryforward.

     (b) The Company is required to redeem its outstanding Series D preferred stock from the proceeds of certain asset sales. It is assumed the Company calls the Series D for redemption and that the holders of the Series D preferred stock elect their conversion rights and convert into common stock.

     (c) To record the prepayment of long-term debt (including current installments) of $207.3 million from cash proceeds received from the sale and an after-tax charge of $1.6 million for the write-off of deferred financing charges of $2.7 million associated with the debt. The Company anticipates full prepayment of this debt in its fourth quarter reporting period for the fiscal year ending January 25, 1997.
Note 2

The pro forma condensed consolidated statement of income reflects the following adjustments relating to the acquisition of Marshalls:

     (a)  To record Marshalls historical results for the period
          January 29, 1995 through November 17, 1995, the period prior to the Company's acquisition of Marshalls.

          Net sales                                    $2,110,394

          Cost of sales including
            buying and occupancy costs                  1,768,636

          Selling, general and
            administrative expenses                      377,205

          Interest expense, net                            6,258

          Provision (benefit) for income taxes           (16,637)

                                 F-6
     (b) To record additional interest expense and amortization of deferred financing costs for the period January 29, 1995 through November 17, 1995.

     (c) To reflect a reduction in depreciation expense due to the net write down of property to fair value for the period
          January 29, 1995 through November 17, 1995.

     (d) To record amortization of "Marshalls" tradename, net of reduction in amortization due to elimination of goodwill from prior acquisitions, for period January 29, 1995 through November 17, 1995.

     (e) To record the income tax (benefit) associated with pro forma adjustments (b), (c) and (d) at a marginal tax rate of 40%.

     (f) To adjust preferred stock dividends for dilutive effect of additional dividends on preferred stock issued for acquisition of Marshalls.

     (g) To adjust weighted average shares outstanding for earnings per share calculations shares for dilutive effect of preferred stock issued for acquisition of Marshalls.
Note 3

The pro forma condensed consolidated statement of income reflects the following adjustments for sale of the Chadwick's division.

     (a) To restate continuing operations for the twelve months ended January 27, 1996 by eliminating the net sales, expenses and tax provision relating to Chadwick's operating results.

     (b) To reflect a reduction in interest expense as a result of the repayment of a portion of the term loan incurred from the acquisition of Marshalls for the periods indicated.

                                       Twelve Months       Nine Months
                                           Ended              Ended
                                      January 27, 1996   October 26, 1996
                                                (In Thousands)

          Interest expense, net          $(14,260)          $(10,708)

     (c) To reduce interest expense for interest income on the $20 million note receivable received as partial consideration for the sale of Chadwick's. Interest income of 6% per annum assumed for the twelve months ended January 27, 1996 and 7% per annum for the nine months ended October 26, 1996.

                                       Twelve Months       Nine Months
                                           Ended              Ended
                                      January 27, 1996   October 26, 1996
                                                (In Thousands)

          Interest expense, net           $(1,200)           $(1,050)


                                 F-7
     (d)  To record additional tax provision related to items (b) and
 (c) at a marginal tax rate of 40%.

                                       Twelve Months       Nine Months
                                           Ended              Ended
                                      January 27, 1996   October 26, 1996
                                                (In Thousands)

          Provision for income taxes       $6,184             $4,703
















































                                 F-8