Form 10-K405
period 1997-01-25
TJX COMPANIES INC /DE/
filed 1997-04-25
CIK 109198

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
               /X/Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                       or
             / /Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
For the fiscal year ended                                 Commission file number
January 25, 1997                                                  1-4908
                             The TJX Companies, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                               04-2207613
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

          770 Cochituate Road
       Framingham, Massachusetts                                    01701
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (508)390-1000

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
      Title of each class                                    on which registered
Common Stock, par value $1.00                            New York Stock Exchange
Series E Cumulative Convertible
  Preferred Stock, par value $1.00                       New York Stock Exchange

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 1997 was $3,403,391,026.

         There were 79,683,329 shares of the Registrant's Common Stock, $1 par value, outstanding as of March 31, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended January 25, 1997 (certain parts as indicated herein) (Parts I and II).

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 1997 (Part III).

ITEM 1.    Business

         The TJX Companies, Inc., (together with its wholly-owned subsidiaries, hereinafter referred to as the "Company"), is the largest off-price apparel retailer in North America. The Company operates 578 T.J. Maxx stores, 454 Marshalls stores, and Winners Apparel Ltd., a Canadian off-price family apparel chain with 65 stores. TJX also operates HomeGoods, a U.S. off-price home fashion chain with 21 stores, and T.K. Maxx, an off-price family apparel concept in the United Kingdom, which has 18 stores.

         The Company acquired Marshalls, an off-price family apparel chain, from Melville Corporation on November 17, 1995 having paid $424.3 million in cash, plus $175 million in TJX convertible preferred stock. The total purchase price of Marshalls, including acquisition costs, was $606 million. The results of Marshalls are included in the Company's consolidated results from the date of acquisition.

         The Company strives to provide value to its customers by delivering brand names, fashion, quality and price. During the fiscal year ended January 25, 1997 ("fiscal 1997"), the Company's stores derived 34.0% of its sales from the Northeast, 18.3% from the Midwest, 28.7% from the South, 1.1% from the Central States, 14.1% from the West and 3.8% from Canada.

         As a result of the Marshalls acquisition, the Company has started to realize improved operating efficiencies for the combined T.J. Maxx/Marshalls entity through the integration of many administrative and operational functions as well as through increased purchasing leverage allowing the Company to provide increased values to its customers. In addition, the Company has been able to decrease the amount of excess retail square footage by the closure of 30 T.J. Maxx stores and 63 Marshalls stores from the date of acquisition through the end of fiscal 1997. The Company expects to close another 50 Marshalls stores during fiscal 1998. The Company has retained the independent identities of the T.J. Maxx and Marshalls stores, including certain elements of merchandising, product assortment and store appearance.

         The majority of the Company's sales volume is done through the Company's T.J. Maxx and Marshalls stores. T.J. Maxx operates 578 stores in 47 states, with an average store size of 29,000 gross square feet, while Marshalls operates 454 stores in 37 states and Puerto Rico, with an average store size of 32,000 gross square feet. T.J. Maxx and Marshalls sell a broad range of brand name family apparel, accessories, shoes, domestics, giftware and jewelry at prices generally 20% to 60% below department and specialty store regular prices. Winners Apparel Ltd. is an off-price family apparel retailer, which operates 65 stores in Canada. HomeGoods, an off-price business the Company began testing in fiscal 1993, sells domestics, giftware and other home fashions and operates a total of 21 stores. T.K. Maxx, the Company's newest venture, operates 18 off-price family apparel stores in the United Kingdom. Unless otherwise indicated, all figures herein relating to numbers of stores are as of January 25, 1997.

         In common with the business of apparel retailers generally, the Company's business is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

         In December 1996, the Company sold its Chadwick's of Boston catalog division and in September 1995, the Company sold its Hit or Miss chain of off-price women's specialty apparel stores. The Company will continue to evaluate its existing operations and that of other retailers and review opportunities that would strengthen its position in the apparel retail industry.

         Set forth in the following table are the locations of stores operated by the Company's United States operations as of January 25, 1997:

                                              T.J. Maxx     Marshalls      HomeGoods
                                              ---------     ---------      ---------
Alabama ..................................        9              2            --
Arizona ..................................        8              3            --
Arkansas .................................        3            --             --
California ...............................       48             67            --
Colorado .................................        8              3            --
Connecticut ..............................       24             19             2
Delaware .................................        2              2            --
District of Columbia .....................        1            --             --
Florida ..................................       40             40            --
Georgia ..................................       20             18            --
Idaho ....................................        1            --             --
Illinois .................................       33             29             3
Indiana ..................................        7              4            --
Iowa .....................................        4              1            --
Kansas ...................................        4              1            --
Kentucky .................................        6              1             1
Louisiana ................................        4              5            --
Maine ....................................        5              1            --
Maryland .................................        9             13            --
Massachusetts ............................       39             36             6
Michigan .................................       25              7            --
Minnesota ................................       12             10            --
Mississippi ..............................        2            --             --
Missouri .................................        7              8            --
Montana ..................................        1            --             --
Nebraska .................................        2              1            --
Nevada ...................................        3              3            --
New Hampshire ............................        9              6             2
New Jersey ...............................       16             26            --
New Mexico ...............................        2            --             --
New York .................................       35             33            --
North Carolina ...........................       18             10            --
North Dakota .............................        3            --             --
Ohio .....................................       31              8             3
Oklahoma .................................        3              1            --
Oregon ...................................        4              2            --
Pennsylvania .............................       30             16            --
Puerto Rico ..............................      --              12            --
Rhode Island .............................        5              3            --
South Carolina ...........................        9              4            --
South Dakota .............................        1            --             --
Tennessee ................................       13              6            --
Texas ....................................       26             29            --
Utah .....................................        4            --             --
Vermont ..................................        2            --             --
Virginia .................................       22             18            --
Washington ...............................        7              5            --
West Virginia ............................        1            --             --
Wisconsin ................................       10              1             4
                                                ---            ---            --
         Total Stores                           578            454            21
                                                ===            ===            ==

Winners Apparel Ltd. operates 65 stores in Canada: 9 in Alberta, 3 in Manitoba, 35 in Ontario, 11 in Quebec, 2 in Nova Scotia, 1 in Saskatchewan, 2 in British Columbia and 2 in New Brunswick.
T.K. Maxx operates 18 stores in the United Kingdom.

                             T.J. MAXX AND MARSHALLS

T.J. Maxx Stores

         T.J. Maxx, the largest off-price family apparel chain in the United States, was founded by the Company in 1976 and operates 578 stores in 47 states.

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

         T.J. Maxx stores are generally located in suburban community shopping centers and average approximately 29,000 gross square feet in size. In recent years, T.J. Maxx has enlarged a number of stores to a larger format, approximately 30,000-40,000 square feet in size, and plans to continue its program of enlarging other successful stores. This larger format allows T.J. Maxx to expand all of its departments, with particular emphasis on its giftware and housewares departments and other non-apparel categories. During fiscal 1997, 21 stores were opened, including 13 of the new larger prototype, and 30 were closed, including 4 of the larger prototype. In addition, 21 existing stores were expanded to the larger format, bringing the total of T.J. Maxx stores in the larger format to 247. In fiscal 1998, approximately 25 new stores are planned, of which approximately 10 are expected to be larger stores, along with the planned expansion of about 20 existing locations.

Marshalls Stores

         Marshalls, the second largest off-price family apparel retailer in the United States, operates 454 stores in 37 states and Puerto Rico. Marshalls target customers fit a profile similar to those of T.J. Maxx. Marshalls merchandise is also similar to that carried by T.J. Maxx, except that Marshalls offers its customers a full-line shoe department, a larger men's department and costume, rather than fine, jewelry. Marshalls stores average approximately 32,000 gross square feet. During fiscal 1997, 11 Marshalls stores were opened and 53 were closed and in fiscal 1998, approximately 15 new stores are planned along with approximately 50 closings.

         The operations and strategies of T.J. Maxx and Marshalls have been very similar historically. Prior to the acquisition of Marshalls by TJX, Marshalls had deviated from some of its key strategies, such as everyday low prices, in favor of other marketing ideas, including frequent promotional pricing. The Company believes that restoring Marshalls historical strategies and effecting other improvements, were significant factors in increasing Marshalls level of profitability and performance in fiscal 1997.

Buying and Distribution

         During fiscal 1997, the Company combined a number of administrative functions of the T.J. Maxx and Marshalls operations with one of the most significant being the buying and merchandising function. The ability to purchase merchandise at favorable prices and operate with a low cost structure is essential to T.J. Maxx's and Marshalls off-price mission which emphasizes providing quality brand-name merchandise at great values to its customers. These chains use opportunistic buying strategies to purchase large quantities of merchandise at significant discounts from initial wholesale prices. Those strategies include special situation purchases, closeouts of current season fashions and out-of-season purchases of basic seasonal items for warehousing until the appropriate selling season. These buying strategies rely heavily on inventory controls that permit a virtually continuous "open-to-buy" position. In addition, highly automated storage and distribution systems track, allocate and deliver an average of 10,000 items per week to each store. T.J. Maxx's computerized warehouse storage, handling and shipping systems permit a continuous evaluation and replenishment of store inventory requirements and the breakdown of manufacturers' bulk shipments into computer-determined individual store allotments by style, size and quantity. Pricing and markdown decisions and store inventory replenishment requirements are determined centrally, using satellite-transmitted information provided by point-of-sale computer terminals; this ensures that substantially all merchandise is sold within targeted selling periods. During fiscal 1997, the Company developed a plan for the realignment of the Marshalls and T.J. Maxx distribution facilities which is expected to be implemented over the next several years. Each T.J. Maxx store is currently serviced by one of the chain's four distribution centers in Worcester, Massachusetts; Evansville, Indiana; Las Vegas, Nevada; and Charlotte, North Carolina. Each Marshalls store is currently serviced by one of four main distribution centers located in Woburn, Massachusetts; Decatur, Georgia; Bridgewater, Virginia; and Chatsworth, California. Other administrative functions that have been consolidated include finance, real estate, human resources and systems.

                              WINNERS APPAREL LTD.

         The Company acquired the Winners chain in 1990. The Winners acquisition has provided the Company with the opportunity to introduce the concept of off-price apparel retailing to the Canadian market. Since the acquisition, Winners has increased its number of stores from 5 to 65.

         Winners' apparel merchandising concept is substantially similar to that of T.J. Maxx. Winners' stores average 25,000 square feet, and emphasize off-price designer and brand name misses sportswear, dresses, women's shoes, lingerie, accessories and giftware, as well as menswear and clothing for children, including infants and toddlers. In fiscal 1997, Winners opened 13 stores in new and existing Canadian markets and expects to open a similar amount of stores in fiscal 1998.

                                    HOMEGOODS

         HomeGoods is a chain of off-price home fashion stores started by the Company in 1992 and designed to expand the Company's off-price presence in the home fashions market. The Company is continuing efforts to develop this business and during fiscal 1997 tested a new advertising campaign and a new signage package. The HomeGoods stores offer a broad and deep range of home fashion products, including giftware, domestics, rugs, bath accessories, lamps and seasonal merchandise in a no-frills, multi-department format.

         HomeGoods' stores currently average approximately 37,000 square feet. HomeGoods has been moving to a smaller 35,000 square foot prototype for new openings and downsizing existing locations. HomeGoods opened 1 store and closed 2 stores in fiscal 1997 and now operates a total of 21 stores. HomeGoods and T.J. Maxx have experimented with a new format that combines T.J. Maxx and HomeGoods in one store and currently operates 3 such locations.

                                    T.K. MAXX

         During fiscal 1995, the Company began testing the off-price family apparel concept in Europe by opening its first 5 T.K. Maxx stores in the United Kingdom. T.K. Maxx utilizes the same off-price strategy employed by T.J. Maxx, Marshalls and Winners. At the end of fiscal 1997, the Company had a total of 18 stores and has plans to open approximately 15 stores in fiscal 1998. Most of these openings will be in the United Kingdom with several openings anticipated in other European countries.

                                    EMPLOYEES

         At January 25, 1997, the Company had approximately 56,000 employees, many of whom work less than 40 hours per week. In addition, temporary employees are hired during the peak back-to-school and holiday seasons. The Company has collective bargaining agreements with the Union of Needletrades and Textile Employees ("UNITE"), formerly the International Ladies' Garment Workers' Union, covering approximately 3,200 employees in its distribution facilities in Worcester and Mansfield, Massachusetts; Evansville, Indiana; Las Vegas, Nevada; Charlotte, North Carolina; and Decatur, Georgia. A new three year agreement, effective January 1, 1997, was ratified by the union workers in Charlotte. Negotiations are currently being conducted with UNITE for an agreement covering Decatur, Georgia union workers, and negotiations for union workers at the Worcester, Mansfield and Las Vegas facilities will be scheduled prior to the December 31, 1997, expiration of current contracts. The Company considers its labor/management relations and overall employee relations to be good.

                                   COMPETITION

         The retail apparel business is highly competitive. The Company generally competes for customers with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, factory outlet stores and other off-price stores. In recent years, the Company has encountered increased competition from department stores which have become more focused on promotions to increase sales. Competitive factors important to the Company's customers include fashion, value, merchandise selection, brand name recognition and, to a lesser degree, store location. In addition, because the Company purchases much of its inventory opportunistically, the Company competes for merchandise with other national and regional off-price apparel and other discount outlets. Also, many of the Company's competitors handle identical or similar lines of merchandise and have comparable locations, and some have greater financial resources than the Company. The Company believes that the Marshalls acquisition has enhanced its competitiveness.

                                     CREDIT

         The Company's stores operate primarily on a cash-and-carry basis. Each chain accepts credit sales through programs offered by banks and others.

                             BUYING AND DISTRIBUTION

         The T.J. Maxx and Marshalls chains are serviced by a single centralized buying organization while each of the other chains has its own centralized buying organization. All of the Company's chains are serviced through their own distribution network. Each T.J. Maxx store is serviced by one of the chain's four distribution centers in Worcester, Massachusetts, Evansville, Indiana, Las Vegas, Nevada and Charlotte, North Carolina. Shipments are made twice a week by contract carrier to each store. Each Marshalls store is serviced by one of the chain's four main distribution centers in Woburn, Massachusetts; Decatur, Georgia; Chatsworth, California; and Bridgewater, Virginia. Winners Apparel Ltd. stores are serviced from a distribution center in Brampton, Ontario, HomeGoods stores are serviced from a distribution center in Mansfield, Massachusetts, and T.K. Maxx stores are serviced from a distribution center in Milton Keynes, England.

ITEM 2.    Properties

         All of the Company's chains lease virtually all of their store locations. Leases are generally for 10 years with options to extend for one or more 5 year periods. The Company has the right to terminate certain leases before the expiration date under certain circumstances and for a specified payment.

         The approximate average size of a T.J. Maxx store is 29,000 square feet, Marshalls stores average approximately 32,000 square feet, Winners stores are approximately 25,000 square feet on average, HomeGoods stores currently average approximately 37,000 square feet and T.K. Maxx stores average approximately 27,000 square feet. The Company owns four T.J. Maxx distribution facilities - a 526,000 square foot facility in Worcester, Massachusetts; a 983,000 square foot facility in Evansville, Indiana; a 400,000 square foot facility in Las Vegas, Nevada; and a 600,000 square foot facility in Charlotte, North Carolina. The Company owns one of the Marshalls distribution facilities, a 856,000 square foot facility in Decatur, Georgia. In addition, Marshalls leases its other three main distribution facilities - a 837,000 square foot facility in Woburn, Massachusetts; a 183,000 square foot facility in Chatsworth, California; and a 700,000 square foot facility in Bridgewater, Virginia. Winners leases a 391,000 square foot distribution center in Brampton, Ontario and 56,000 square feet of office space in Mississaugau, Ontario. HomeGoods leases a 205,000 square foot distribution center in Mansfield, Massachusetts. T.K. Maxx in the United Kingdom has leased a 108,000 square foot office and distribution facility in Milton Keynes, England and a 16,500 square foot office space in Watford, England. The Company's, T.J. Maxx's, Marshalls' and HomeGoods' executive and administrative offices are located in a 517,000 square foot office facility, which the Company leases in Framingham, Massachusetts along with an additional 100,000 square feet of office space in the Framingham area.

         The table below indicates the approximate gross square footage of stores and distribution centers, by division, in operation as of January 25, 1997.

                                                    (In Thousands)
                                                          Distribution Centers
                                                        ------------------------
                                      Stores            Leased             Owned
                                      ------            ------             -----
T.J. Maxx                             16,606              --               2,466
Marshalls                             14,383             1,737               801
Winners                                1,638               391              --
HomeGoods                                773               205              --
T.K. Maxx                                494               100              --
                                      ------             -----             -----
Total                                 33,894             2,433             3,267
                                      ======             =====             =====

ITEM 3.    Legal Proceedings

         There is no litigation pending against the Company or any of its subsidiaries which the Company believes is material.

ITEM 4.    Submission of Matters to a Vote of Security Holders

         There was no matter submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

ITEM 4A.   Executive Officers of the Registrant

         The following persons are the executive officers of the Company as of the date hereof:

                                               Office and Employment
Name                      Age                 During Last Five Years
----                      ---                 ----------------------
Bernard Cammarata          57      President, Chief Executive Officer and
                                   Director since 1989, Chairman of the
                                   Company's T.J. Maxx Division from 1986 to
                                   1995 and of the Company's T.J. Maxx and
                                   Marshalls Division ("The Marmaxx Group")
                                   since 1995. Executive Vice President of the
                                   Company from 1986 to 1989. President, Chief
                                   Executive Officer and Director of the
                                   Company's former TJX subsidiary from 1987 to
                                   1989; President of T.J. Maxx, 1976 to 1986.

Donald G. Campbell         45      Executive Vice President - Finance since 1996
                                   and Chief Financial Officer of the Company
                                   since 1989. Senior Vice President - Finance,
                                   from 1989 to 1996. Senior Financial Executive
                                   of the Company, 1988 to 1989; Senior Vice
                                   President - Finance and Administration Zayre
                                   Stores Division 1987-1988; Vice President and
                                   Corporate Controller of the Company prior to
                                   1987.

Richard Lesser             62      Executive Vice President of the Company since
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

         The foregoing were elected to their current Company offices by the Board of Directors in June 1996. All officers hold office until the next annual meeting of the Board in June 1997 and until their successors are elected and qualified.

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         The information required by this Item is incorporated herein by reference from page 34 of the Annual Report, under the caption "Price Range of Common Stock," and from inside the back cover of the Annual Report, under the caption "Shareholder Information."

ITEM 6.    Selected Financial Data

         The information required by this Item is incorporated herein by reference from page 34 of the Annual Report, under the caption "Selected Financial Data."

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

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant

         The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 25, 1997 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference to the Proxy Statement. However, information under the captions "Executive Compensation Committee Report" and "Performance Graph" in the Proxy Statement is not so incorporated.

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

(a)      Financial Statement Schedules

         The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed at Page F-1.

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated as of October 18, 1996 regarding the Asset Purchase Agreement dated as of October 18, 1996 entered into by the Company and Brylane, L.P. (Brylane) regarding the sale of the Chadwick's division by the Company to Brylane. This Form 8-K also included the Company's statement of cautionary factors relating to forward-looking information.

         The Company filed a Current Report on Form 8-K dated as of December 7, 1996 relating to the consummation of the sale of Chadwick's by the Company to Brylane.

(c)      Exhibits

         Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
No.        Description of Exhibit
-------    ----------------------

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

3(i).5 Certificate of Designations, Preferences and Rights of Series E Cumulative Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.2 of the Form 8-K dated November 17, 1995.

3(ii).1 The by-laws of the Company, as amended, are incorporated herein by reference to Exhibit (3ii)(a) to the Form 10-K filed for the fiscal year ended January 28, 1995.

4.1 Credit Agreement dated as of November 17, 1995 among The First National Bank of Chicago, Bank of America Illinois, The Bank of New York, and Pearl Street L.P., as co-arrangers, the other financial institution parties thereto, and the Company is incorporated by reference to the Current Report on Form 8-K dated November 17, 1995.

           Each other instrument relates to securities the total amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

10.2 The Employment Agreement dated as of January 26, 1997 with Bernard Cammarata is filed herewith. *

10.3 The Amended and Restated Employment Agreement dated as of February 1, 1995 with Richard Lesser is incorporated herein by reference to Exhibit (10)(e) to the Form 10-K for the fiscal year ended January 28, 1995. The Amendment dated as of April 7, 1997 to the Amended and Restated Employment Agreement dated as of February 1, 1995 with Richard Lesser is filed herewith. *

10.4 The Amended and Restated Employment Agreement dated as of February 1, 1995 with Donald G. Campbell is incorporated herein by reference to Exhibit (10)(f) to the Form 10-K filed for the fiscal year ended January 28, 1995. The Amendment dated as of April 7, 1997 to the Amended and Restated Employment Agreement dated as of February 1, 1995 with Donald G. Campbell is filed herewith. *

10.5 The Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(g) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.6 The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.7 The 1986 Stock Incentive Plan as amended through April 9, 1997 is filed herewith. *

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

10.19 Amendment Number Two dated as of February 1, 1996 to Stock Purchase Agreement and Transitional Services Agreement between the Company and Melville Corporation is incorporated herein by reference to the Form 10-K filed for the fiscal year ended January 27, 1996.

10.20 Standstill and Registration Rights Agreement dated as of November 17, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Form 10-K filed for the fiscal year ended January 27, 1996.

10.21 Asset Purchase Agreement dated as of October 18, 1996 between the Company and Brylane, L.P. is incorporated herein by reference to the Current Report on Form 8-K dated October 18, 1996.

10.22 The Distribution Agreement dated as of May 1, 1989 between the Company and Waban Inc. is incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between the Company and Waban Inc. is filed herewith.

10.23 The Indemnification Agreement dated as of April 18, 1997 by and between the Company and BJ's Wholesale Club, Inc. is filed herewith.

11         Statement re computation of per share earnings.

           This statement is filed herewith.

13         Annual Report to security holders.

           Portions of the Annual Report to Stockholders for the fiscal year ended January 25, 1997 are filed herewith.

21         Subsidiaries.

           A list of the Registrant's subsidiaries is filed herewith.

23         Consents of experts and counsel.

           The Consent of Coopers & Lybrand L.L.P. is contained on Page F-3 of the Financial Statements filed herewith.

24         Power of Attorney.

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




                                        THE TJX COMPANIES, INC.



Dated: April 25, 1997
                                        /s/ Donald G. Campbell
                                        ----------------------------------
                                        Donald G. Campbell
                                        Executive Vice President - Finance

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





/s/ BERNARD CAMMARATA                       /s/ DONALD G. CAMPBELL
----------------------------------          ----------------------------------
Bernard Cammarata, President                Donald G. Campbell, Executive
and Principal Executive Officer             Vice President - Finance,
and Director                                Principal Financial and
                                            Accounting Officer




PHYLLIS B. DAVIS*                           JOHN F. O'BRIEN*
----------------------------------          ----------------------------------
Phyllis B. Davis, Director                  John F. O'Brien, Director




DENNIS F. HIGHTOWER*                        ROBERT F. SHAPIRO*
----------------------------------          ----------------------------------
Dennis F. Hightower                         Robert F. Shapiro, Director




RICHARD LESSER*                             WILLOW B. SHIRE*
----------------------------------          ----------------------------------
Richard Lesser, Director                    Willow B. Shire, Director




ARTHUR F. LOEWY*                            FLETCHER H. WILEY*
----------------------------------          ----------------------------------
Arthur F. Loewy, Director                   Fletcher H. Wiley, Director



JOHN M. NELSON*
----------------------------------
John M. Nelson, Director


                                            * By /s/ DONALD G. CAMPBELL
                                            ----------------------------------
                                            Donald G. Campbell
Dated: April 25, 1997                       as attorney-in-fact

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



                             THE TJX COMPANIES, INC.



                                    FORM 10-K

                                  ANNUAL REPORT



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES



                           For the Fiscal Years Ended
                       January 25, 1997, January 27, 1996
                              and January 28, 1995

                    THE TJX COMPANIES, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

          For Fiscal Years Ended January 25, 1997, January 27, 1996 and
                                January 28, 1995



Report of Independent Accountants                                         F-2

Consent of Independent Accountants                                        F-3

Selected Quarterly Financial Data (Unaudited)                             38*

Consolidated Financial Statements:

         Consolidated Statements of Income for the fiscal
         years ended January 25, 1997, January 27, 1996 and
         January 28, 1995                                                 16*

         Consolidated Balance Sheets as of January 25, 1997
         and January 27, 1996                                             17*

         Consolidated Statements of Cash Flows for the fiscal
         years ended January 25, 1997, January 27, 1996 and
         January 28, 1995                                                 18*

         Consolidated Statements of Shareholders' Equity for
         the fiscal years ended January 25, 1997, January 27,
         1996 and January 28, 1995                                        19*

         Notes to Consolidated Financial Statements                       21-32*

Schedules

         (II) Valuation and Qualifying Accounts                           F-4


* Refers to page numbers in the Company's Annual Report to Stockholders for the fiscal year ended January 25, 1997, certain portions of which pages are incorporated by reference in Part II, Item 8 of this report as indicated.

                        REPORT OF INDEPENDENT ACCOUNTANTS



         Our report on the consolidated financial statements of The TJX Companies, Inc. has been incorporated by reference in this Form 10-K from page 33 of the 1996 Annual Report to Shareholders of The TJX Companies, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Form 10-K.

         In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Boston, Massachusetts
February 25, 1997                           Coopers & Lybrand L.L.P.

                       CONSENT OF INDEPENDENT ACCOUNTANTS



         We consent to the incorporation by reference in the Registration Statements of The TJX Companies, Inc. on Form S-3 (File Nos. 333-5501 and 33-60059) and on Forms S-8 (File Nos.33-23613, 33-49747 and 33-12220) of our
report dated February 25, 1997 on our audits of the consolidated financial statements of The TJX Companies, Inc. as of January 25, 1997 and January 27, 1996 and for the years ended January 25, 1997, January 27, 1996 and January 28, 1995 which report is incorporated by reference in this Annual Report on Form 10-K.


Boston, Massachusetts
April 22, 1997                              Coopers & Lybrand L.L.P.

                             THE TJX COMPANIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A                                        Column B                      Column C                 Column D        Column E
                                                                              Additions
                                                                        (1)              (2)
                                               Balance at           Charged to        Charges to                      Balance at
Description                                Beginning of Period  Costs and Expenses  Other Accounts    Deductions    End of Period
-----------                                -------------------  ------------------  --------------    ----------    -------------
Reserves for Discontinued Operations:

     Fiscal year ended January 25, 1997         25,253,000         10,709,000(A)           --        12,312,000(D)    23,650,000
     Fiscal year ended January 27, 1996         13,085,000         23,025,000(A)           --        10,857,000(D)    25,253,000
     Fiscal year ended January 28, 1995         17,618,000               --                --         4,533,000(D)    13,085,000

Store Closing and Restructuring Reserves:

     Fiscal year ended January 25, 1997        251,566,000          3,071,000(B)           --       158,770,000(E)    95,867,000
     Fiscal year ended January 27, 1996               --           38,800,000(B)    244,095,000(C)   31,329,000(E)   251,566,000

(A) Additions are primarily for the estimated costs associated with the sale of Chadwick's in the fiscal year ended January 25, 1997. Additions for the fiscal year ended January 27, 1996 are primarily for estimated costs associated with the sale of the Hit or Miss Division including costs to close 69 stores and to settle or otherwise dispose of related leases.

(B) Additions for fiscal 1997 are for certain restructuring costs of HomeGoods. Additions for fiscal 1996, include $35 million for estimated cost of closing approximately 30 T.J. Maxx stores in connection with the acquisition of Marshalls and $3.8 million for certain restructuring costs of HomeGoods operation.

(C) Represents the initial reserve established in the allocation of the purchase price of Marshalls relating primarily to the anticipated closing of approximately 170 Marshalls stores. The reserve also includes a reserve for markdowns on inventory acquired, legal and professional fees and the cost associated with the closing of other non-store facilities.

(D) Deductions relate primarily to ongoing lease obligations, net of sublease income, as well as settlement costs on certain leases.

(E) Deductions for fiscal 1997 include reserve adjustments of $8 million for reduced costs associated with the T.J. Maxx store closings and a reduction of $85.9 million to the Marshalls store closing reserve due to fewer planned closings and the reduced cost of those closings. Expenditures and charges against the reserve totalled $64.9 million which included $21.3 million for lease disposal and settlement costs with the balance primarily for inventory markdowns, severance and the net book value of property writeoffs. Deductions for fiscal 1996 are primarily for inventory markdowns and for HomeGoods restructuring costs including one store closing and downsizing expenditures.