Form 10-Q
period 1997-04-26
TJX COMPANIES INC /DE/
filed 1997-06-10
CIK 109198

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


For Quarter Ended April 26, 1997
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

The number of shares of Registrant's common stock outstanding as of May 24, 1997; 79,740,416.



                                   PAGE 2
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                     Thirteen Weeks Ended
                                                   April, 26      April 27,
                                                        1997           1996

Net sales                                         $1,560,150     $1,472,247

Cost of sales, including buying and
   occupancy costs                                 1,202,619      1,167,359

Selling, general and administrative expenses         273,738        251,151

Interest expense, net                                    855         14,362

Income from continuing operations before
   income taxes                                       82,938         39,375

Provision for income taxes                            34,477         16,351

Income from continuing operations                     48,461         23,024

Income from discontinued operations,
   net of income taxes                                     -          7,062

Net income                                            48,461         30,086

Preferred stock dividends                              2,625          4,527

Net income available to common shareholders       $   45,836     $   25,559


Primary and fully diluted earnings per
   common share:
      Continuing operations                           $  .54         $  .25
      Net income                                      $  .54         $  .33

Cash dividends per common share                       $  .10         $  .07


The accompanying notes are an integral part of the financial statements.








                                   PAGE 3
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEETS
                                 (UNAUDITED)
                                IN THOUSANDS

                                        April 26,   January 25,   April 27,
                                             1997          1997        1996

ASSETS
Current assets:
  Cash and cash equivalents            $  397,127    $  474,732  $  191,413
  Accounts receivable                      91,528        57,275      75,394
  Merchandise inventories               1,384,397     1,059,505   1,300,256
  Prepaid expenses                         16,486        16,379      18,876
  Net current assets of
    discontinued operations                     -        54,451      77,701
      Total current assets              1,889,538     1,662,342   1,663,640

Property, at cost:
  Land and buildings                      103,067       103,067     110,437
  Leasehold costs and improvements        436,692       428,836     430,098
  Furniture, fixtures and equipment       548,903       527,710     546,474
                                        1,088,662     1,059,613   1,087,009
  Less accumulated depreciation
    and amortization                      445,415       419,129     366,090
                                          643,247       640,484     720,919

Other assets                               41,186        42,259      35,904
Goodwill and tradename,
  net of amortization                     214,560       216,127     234,486
Net noncurrent assets of
  discontinued operations                       -             -      51,119

TOTAL ASSETS                           $2,788,531    $2,561,212  $2,706,068

LIABILITIES
Current liabilities:
  Short-term debt                      $    2,632    $        -  $    2,195
  Current installments of
    long-term debt                         26,234        27,140      88,728
  Accounts payable                        713,699       533,945     464,538
  Accrued expenses and other
    current liabilities                   581,972       577,046     659,408
  Federal and state income taxes
    payable                                43,051        44,165       8,911
      Total current liabilities         1,367,588     1,182,296   1,223,780

Long-term debt exclusive of
  current installments
    Real estate mortgages                  22,391        22,391      26,314
    Promissory notes                        1,985         2,135       3,159
    General corporate debt                219,887       219,884     650,203

Deferred income taxes                       8,685         7,320      17,071

SHAREHOLDERS' EQUITYPreferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  cumulative convertible stock of:
    250,000 shares of 8% Series A               -             -      25,000
    1,650,000 shares of 6.25% Series C          -             -      82,500
    250,000 shares of 1.81% Series D            -             -      25,000
    1,500,000 shares of 7% Series E       150,000       150,000     150,000
Common stock, authorized 150,000,000
  shares, par value $1, issued and
  outstanding 79,720,729; 79,576,438
  and 72,554,759 shares                    79,720        79,576      72,554
Additional paid-in capital                431,825       429,017     269,518
Retained earnings                         506,450       468,593     160,969

      Total shareholders' equity        1,167,995     1,127,186     785,541

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $2,788,531    $2,561,212  $2,706,068


The accompanying notes are an integral part of the financial statements.


































                                   PAGE 4
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                IN THOUSANDS
                                                     Thirteen Weeks Ended
                                                   April 26,     April 27,
                                                        1997          1996

Cash flows from operating activities:
  Net income                                       $  48,461     $  30,086
   Adjustments to reconcile net income
    to net cash (used in)
    operating activities:
     (Income) from discontinued operations                 -        (7,062)
     Depreciation and amortization                    29,899        30,448
     Property disposals                                2,615         1,085
     Other                                             1,942          (438)
     Changes in assets and liabilities:
      (Increase) in accounts receivable              (34,253)      (20,250)
      (Increase) in merchandise inventories         (324,892)      (41,768)
      (Increase) in prepaid expenses                    (107)       (2,470)
      Increase in accounts payable                   179,754        27,904
      Increase (decrease) in accrued expenses
       and other current liabilities                   4,926       (11,628)
      (Decrease) in income taxes payable              (1,114)      (11,149)
      Increase in deferred income taxes                1,365         4,407

Net cash (used in) operating activities              (91,404)         (835)

Cash flows from investing activities:
  Property additions                                 (33,763)      (16,415)
Net cash (used in) investing activities              (33,763)      (16,415)

Cash flows from financing activities:
  Proceeds from borrowings of short-term debt          2,632         2,195
  Principal payments on long-term debt                (1,056)         (983)
  Proceeds from sale and issuance of common
   stock, net                                          2,139         1,003
  Cash dividends                                     (10,604)       (9,606)
Net cash (used in) financing activities               (6,889)       (7,391)

Net cash (used in) continuing operations            (132,056)      (24,641)
Net cash provided by discontinued operations          54,451         6,828
Net (decrease) in cash and cash equivalents          (77,605)      (17,813)
Cash and cash equivalents at beginning of year       474,732       209,226

Cash and cash equivalents at end of period         $ 397,127     $ 191,413


The accompanying notes are an integral part of the financial statements.
                                  PAGE 5


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

                    Thirteen Weeks Ended April 26, 1997
                 Versus Thirteen Weeks Ended April 27, 1996


Effective December 7, 1996, the Company sold its Chadwick's of Boston mail order operation to Brylane, L.P. This transaction was accounted for in the Company's fourth quarter for the fiscal year ended January 25, 1997. The operating results for Chadwick's for all periods prior to the sale have been presented as discontinued operations.

Net sales from continuing operations for the first quarter were $1,560.2 million, up 6% from $1,472.2 million last year. The increase in sales is primarily attributable to an increase in same store sales. Same store sales increased 2% at T.J. Maxx, 8% at Marshalls, 19% at Winners, 24% at T.K. Maxx and 9% at HomeGoods.

Income from continuing operations for the first quarter was $48.5 million, or $.54 per common share, versus $23.0 million, or $.25 per common share last year. Net income for the period ended April 27, 1996, after reflecting Chadwick's of Boston as a discontinued operation was $30.1 million or $.33 per common share.

The following table sets forth operating results expressed as a percentage of net sales (continuing operations):
                                                  Percentage of Net Sales
                                                      13 Weeks Ended
                                                 4/26/97           4/27/96

Net sales                                         100.0%            100.0%
Cost of sales, including buying
  and occupancy costs                              77.1              79.3
Selling, general and administrative
  expenses                                         17.5              17.1
Interest expense, net                                .1                .9

Income from continuing operations
  before income taxes                               5.3%              2.7%

Cost of sales including buying and occupancy costs as a percent of net sales decreased from the prior year. This improvement reflects the benefits of the Marshalls acquisition. Enhanced purchasing power has allowed the Company to pass on better values to its customers and has improved merchandise margins.

Selling, general and administrative expenses, as a percentage of net sales, increased from the prior year. This increase is attributable to a charge of $10 million associated with a deferred shares award granted under a new five year employment contract with the Company's Chief Executive Officer. This charge more than offset additional expense savings the Company had realized through the consolidation of certain administrative functions as a result of the Marshalls acquisition.

Interest expense, net, as a percentage of net sales, decreased from the prior year. The decrease is the result of the Company's prepayment of its 9 1/2% sinking fund debentures during the third quarter of fiscal 1997 and the $375 million term loan, incurred for the acquisition of Marshalls, during the fourth quarter of fiscal 1997. In addition, as a result of the Company's strong cash position, interest expense, net, includes $6.2 million of interest income this year versus $.8 million last year.

The following table sets forth the operating results of the Company's major business segments: (unaudited)
                                                      (In Thousands)

                                                   Thirteen Weeks Ended
                                                 April 26,      April 27,
                                                      1997           1996
Net sales:
   Off-price family apparel stores              $1,539,757     $1,452,864
   Off-price home fashion stores                    20,393         19,383
                                                $1,560,150     $1,472,247

Operating income (loss):
   Off-price family apparel stores              $  106,203     $   67,057
   Off-price home fashion stores                    (2,833)        (2,570)
                                                   103,370         64,487

General corporate expense                           18,924         10,097
Goodwill amortization                                  653            653
Interest expense, net                                  855         14,362

Income from continuing operations
   before income taxes                          $   82,938     $   39,375


The off-price family apparel stores segment, T.J. Maxx, Marshalls, Winners and T.K. Maxx significantly increased its operating income. This segment's increased operating results reflect the combined buying power of T.J. Maxx and Marshalls, as well as expense savings resulting from the consolidation of Marshalls. Winners more than doubled its operating income from the prior year. General corporate expense includes a charge for $10 million associated with a deferred shares award granted under a new five year employment contract with the Company's Chief Executive Officer.

Stores in operation at the end of the period are as follows:

                                 April 26, 1997       April 27, 1996

      T.J. Maxx                         577                  590
      Marshalls                         457                  494
      Winners                            68                   57
      HomeGoods                          21                   23
      T.K. Maxx                          20                    9

Financial Condition

Cash flows from operating activities for the three months reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements. Comparisons to fiscal 1997's first quarter are impacted by the Company's movement to a leaner inventory position during fiscal 1997. This inventory management along with the strong sales performance of fiscal 1997 resulted in higher inventory turnover and is the prime reason for the increase in accounts payable as of April 1997 versus April 1996. The Company's strong cash flow from operations since the Marshalls acquisition along with the proceeds from the sale of Chadwick's is the prime reason for the increase in cash at April 1997 versus April 1996.

During the fourth quarter of fiscal 1997, the Company completed the sale of its Chadwick's of Boston catalog division to Brylane, L.P. Total proceeds from the sale estimated at $300 million included cash, a 10-year $20 million Convertible Subordinated Note at 6% interest and Chadwick's consumer credit card receivables. The estimated cash proceeds received at closing will be adjusted to reflect the actual closing balance sheet of Chadwick's as of December 7, 1996. The Company assumes approximately $30 million will be paid to Brylane L.P. during fiscal 1998 and has reflected this estimated payable in accrued expenses. The results of Chadwick's for all periods prior to December 7, 1996 have been reclassified to discontinued operations. The cash provided by discontinued operations represents the collection of the remaining balance of the Chadwick's consumer credit card receivables outstanding as of January 1997.

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

3. The Company's cash payments for interest expense and income taxes are as follows: (in thousands)

                                                  Thirteen Weeks Ended
                                                April 26,      April 27,
                                                     1997           1996
   Cash paid (received) for:
     Interest on debt                             $ 3,079        $ 6,967
     Income taxes                                  34,226         31,507


4. In October 1988, the Company completed the sale of its former Zayre stores division to Ames Department Stores, Inc. ("Ames"). On April 25, 1990, Ames filed for protection under Chapter 11 of the Federal Bankruptcy Code and on December 30, 1992, Ames emerged from bankruptcy under a plan of reorganization. The Company is liable for certain amounts to be distributed under the plan for certain unassigned landlord claims under certain former Zayre store leases on which Zayre Corp. was liable as of the date of acquisition and which Ames has rejected.

   The Company remains contingently liable for the leases of most of the former Zayre stores still operated by Ames. In addition, the Company is contingently liable on a number of leases of the Hit or Miss division, the Company's former off-price women's specialty stores, sold on September 30, 1995. The Company believes that in view of the nature of the leases and the fact that Ames and Hit or Miss are primarily liable, the Company's contingent liability on these leases will not have a material effect on the Company's financial condition. Accordingly, the Company believes its available reserves should be adequate to cover all reasonably expected liabilities associated with discontinued operations that it may incur.

   The Company is also contingently liable on certain leases of Waban Inc., which was spun off by the Company in fiscal 1990. Since Waban is primarily liable and has indemnified the Company for any amounts the Company may have to pay with respect to such leases, the Company believes that its contingent liability on these leases will not have a material effect on the Company's financial condition. Waban announced
                                  PAGE 9


   in April 1997 that it would renew its efforts to consummate a spin-off of its BJ's Wholesale Club division. In the event of such spin-off, Waban will continue to be primarily liable on such leases. In addition, Waban, BJ's Wholesale Club, Inc., (the new corporation that would acquire the assets of Waban's BJ's Wholesale Club division) and the Company have entered into agreements under which BJ's Wholesale Club, Inc., will have substantial indemnification responsibility with respect to such leases upon consummation of the spin-off. Accordingly, the Company believes that its contingent liability on these leases upon such spin-off will not have a material effect on the Company's financial condition.

5. During 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This statement specifies the computation, presentation and disclosures for basic and dilutive earnings per share. The Company will implement the standard in its fourth quarter period for the fiscal year ended January 31, 1998. Using the new method for computing earnings per share, basic earnings per share and dilutive earnings per share would be as follows:

                                                 Thirteen Weeks Ended
                                               April 26,      April 27,
                                                    1997           1996
   Income from continuing operations:
      Basic                                        $ .58          $ .26
      Dilutive                                       .55            .25

   Net Income:
      Basic                                        $ .58          $ .35
      Dilutive                                       .55            .35

6. On April 9, 1997, the Company approved a two-for-one stock split to be effected in the form of a 100% stock dividend which was subject to approval by the shareholders of an increase in the number of authorized shares of the Company's common stock. On June 3, 1997, the shareholders approved an increase in the number of authorized shares of common stock making the two-for-one stock split effective. The split will be paid on June 26, 1997 to shareholders of record June 11, 1997. During the Company's second quarter reporting period, the Company will reflect the issuance of the new shares by an increase in common stock outstanding with a corresponding decrease in additional paid-in capital and all historical earnings per share amounts will be restated to reflect the two-for-one stock split. Earnings per share amounts presented in these financials are presented on a pre-split basis.

PART II.     Other Information

Item 4       Submission of Matters to a Vote of Security Holders

             The Company held its Annual Meeting of Stockholders on June 3, 1997. The following were voted upon at the Annual Meeting:

             Election of Directors                For          Withheld

             Bernard Cammarata                 69,745,051       427,747
             Arthur F. Loewy                   69,735,436       437,362
             Robert F. Shapiro                 69,742,926       429,872
             Fletcher H. Wiley                 69,744,319       428,479

             In addition to those elected, the following are directors whose term of office continued after the Annual Meeting:

             Phyllis B. Davis
             Dennis F. Hightower
             Richard G. Lesser
             John M. Nelson
             John F. O'Brien
             Willow B. Shire

             Proposal for the approval to amend Article Fourth of the Company's Second Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 150,000,000 to 300,000,000.

                For                            69,604,490
                Against                           315,383
                Abstain                           252,925
                Broker non-votes                        0

             Proposal for approval to amend certain material terms of the Company's 1986 Stock Incentive Plan

                For                            62,709,031
                Against                         1,607,319
                Abstain                           310,962
                Broker non-votes                5,545,486

             Proposal for approval to amend certain material terms of the Company's Management Incentive Plan.

                For                            68,829,000
                Against                         1,036,951
                Abstain                           306,847
                Broker non-votes                        0

             Proposal for approval to amend material terms of the Company's Long Range Performance Incentive Plan

                For                            68,702,511
                Against                         1,161,865
                Abstain                           308,422
                Broker non-votes                        0

             Proposal to amend the Company's 1993 Non-Employee Director Stock Option Plan to extend the expiration date of the Plan.

                For                               58,261,935
                Against                            6,064,656
                Abstain                              300,721
                Broker non-votes                   5,545,486

Item 6(a)    Exhibits

      11     Statement re Computation of Per Share Earnings

Item 6(b)    Reports on Form 8-K

             The Company was not required to file a current report on Form 8-K during the quarter ended April 26, 1997.

                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)



     Date: June 10, 1997



                              /s/ Donald G. Campbell
                              Donald G. Campbell, Executive Vice
                              President - Finance, on behalf
                              of The TJX Companies, Inc. and as
                              Principal Financial and Accounting
                              Officer of The TJX Companies, Inc.