Form 10-Q
period 1997-07-26
TJX COMPANIES INC /DE/
filed 1997-09-09
CIK 109198

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] Quarterly Report Under Section 13 and 15(d) of the Securities Exchange Act of 1934

                                       or

[ ] Transition Report Pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934


For Quarter Ended July 26, 1997
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
                                        -----       -----

The number of shares of Registrant's Common Stock outstanding as of August 23, 1997: 163,267,591.

                          PART I FINANCIAL INFORMATION
             THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                         Thirteen Weeks Ended
                                                     ---------------------------
                                                      July 26,         July 27,
                                                        1997             1996
                                                     ----------       ----------

Net sales                                            $1,698,372       $1,548,259
                                                     ----------       ----------
Cost of sales, including buying and
  occupancy costs                                     1,323,261        1,222,190

Selling, general and administrative expenses            283,788          257,914

Interest expense, net                                     1,545           10,968
                                                     ----------       ----------

Income from continuing operations before
  income taxes                                           89,778           57,187

Provision for income taxes                               37,200           23,497
                                                     ----------       ----------

Income from continuing operations                        52,578           33,690

Income from discontinued operations,
  net of income taxes                                        --            2,364
                                                     ----------       ----------

Net income                                               52,578           36,054

Preferred stock dividends                                 4,601            4,260
                                                     ----------       ----------

Net income attributable to common shareholders       $   47,977       $   31,794
                                                     ==========       ==========

Primary and fully diluted earnings
  per common share:
     Continuing operations                           $      .29       $      .19
     Net income                                      $      .29       $      .20

Cash dividends per common share                      $      .05       $     .035




The accompanying notes are an integral part of the financial statements.

                          PART I FINANCIAL INFORMATION
             THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                        Twenty-Six Weeks Ended
                                                     ---------------------------
                                                       July 26,         July 27,
                                                        1997            1996
                                                     ----------       ----------

Net sales                                            $3,258,522       $3,020,506
                                                     ----------       ----------

Cost of sales, including buying and
   occupancy costs                                    2,525,880        2,389,549

Selling, general and administrative expenses            557,526          509,065

Interest expense, net                                     2,400           25,330
                                                     ----------       ----------

Income from continuing operations before
   income taxes                                         172,716           96,562

Provision for income taxes                               71,677           39,848
                                                     ----------       ----------

Income from continuing operations                       101,039           56,714

Income from discontinued operations,
   net of income taxes                                       --            9,426
                                                     ----------       ----------

Net income                                              101,039           66,140

Preferred stock dividends                                 7,226            8,788
                                                     ----------       ----------

Net income attributable to common shareholders       $   93,813       $   57,352
                                                     ==========       ==========


Primary and fully diluted earnings
   per common share:
      Continuing operations                          $      .56       $      .31
      Net income                                     $      .56       $      .37

Cash dividends per common share                      $      .10       $      .07




The accompanying notes are an integral part of the financial statements.

             THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                  (UNAUDITED)
                                  IN THOUSANDS


                                            July 26,        January 25,       July 27,
                                              1997            1997              1996
                                           ----------       ----------       ----------
ASSETS
Current assets:
   Cash and cash equivalents               $  138,232       $  474,732       $  245,342
   Accounts receivable and
      income taxes recoverable                 75,691           57,275           77,049
   Merchandise inventories                  1,421,529        1,059,505        1,328,039
   Prepaid expenses                            17,208           16,379           18,461
   Net current assets of
      discontinued operations                      --           54,451           82,764
                                           ----------       ----------       ----------
         Total current assets               1,652,660        1,662,342        1,751,655
                                           ----------       ----------       ----------

Property, at cost:
   Land and buildings                         103,542          103,067          110,437
   Leasehold costs and improvements           456,091          428,836          437,911
   Furniture, fixtures and equipment          572,360          527,710          566,882
                                           ----------       ----------       ----------
                                            1,131,993        1,059,613        1,115,230
   Less accumulated depreciation
      and amortization                        471,070          419,129          393,403
                                           ----------       ----------       ----------
                                              660,923          640,484          721,827

Other assets                                   47,330           42,259           35,680
Goodwill and tradename,
   net of amortization                        213,079          216,127          232,879
Net noncurrent assets of
   discontinued operations                         --               --           49,801
                                           ----------       ----------       ----------

TOTAL ASSETS                               $2,573,992       $2,561,212       $2,791,842
                                           ==========       ==========       ==========

LIABILITIES
Current liabilities:
   Short-term debt                         $    7,966       $       --       $      403
   Current installments of
      long-term debt                           17,716           27,140          103,211
   Accounts payable                           576,964          533,945          579,616
   Accrued expenses and other
      current liabilities                     542,631          577,046          608,561
   Federal and state income taxes
      payable                                   4,020           44,165               --
                                           ----------       ----------       ----------
         Total current liabilities          1,149,297        1,182,296        1,291,791
                                           ----------       ----------       ----------
Long-term debt exclusive of current
   installments:
      Real estate mortgages                    21,827           22,391           24,402
      Equipment notes                           1,544            2,135            2,662
   General corporate debt                     219,891          219,884          635,807

Deferred income taxes                          12,541            7,320           21,478




SHAREHOLDERS' EQUITY
- --------------------
Preferred stock at face value,
   authorized 5,000,000 shares, par
   value $1, issued and outstanding
   cumulative convertible stock of:
      1,650,000 shares of 6.25% Series C           --               --           82,500
      250,000 shares of 1.81% Series D             --               --           25,000
      1,204,100 shares of 7% Series E         120,410          150,000          150,000
Common stock, authorized 300,000,000
   shares, par value $1, issued and
   outstanding 161,218,420; 79,576,438
   and 74,132,470 shares                      161,218           79,576           74,132
Additional paid-in capital                    340,920          429,017          296,496
Retained earnings                             546,344          468,593          187,574

                                           ----------       ----------       ----------
         Total shareholders' equity         1,168,892        1,127,186          815,702
                                           ----------       ----------       ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                    $2,573,992       $2,561,212       $2,791,842
                                           ==========       ==========       ==========




The accompanying notes are an integral part of the financial statements.

             THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  IN THOUSANDS


                                                               Twenty-Six Weeks Ended
                                                             --------------------------
                                                              July 26,         July 27,
                                                                1997            1996
                                                             ---------        ---------

Cash flows from operating activities:
   Net income                                                $ 101,039        $  66,140
     Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                        60,633           61,821
           (Income) from discontinued operations                    --           (9,426)
           Property disposals                                    5,036            4,346
           Other                                                  (100)              --
           Changes in assets and liabilities:
              (Increase) in accounts receivable and
                 income taxes recoverable                      (18,416)          (6,735)
              (Increase) in merchandise inventories           (362,024)         (69,551)
              (Increase) in prepaid expenses                      (829)          (2,055)
              Increase in accounts payable                      43,019          142,982
              (Decrease) in accrued expenses and other
                 current liabilities                            (5,610)         (50,703)
              (Decrease) in income taxes payable               (40,145)          (2,548)
              Increase in deferred income taxes                  2,730            8,814
                                                             ---------        ---------

Net cash provided by (used in) operating activities           (214,667)         143,085
                                                             ---------        ---------
Cash flows from investing activities:
   Property additions                                          (80,966)         (49,083)
   Contingent payment for acquisition of Marshalls                  --          (49,327)
   Proceeds adjustment for sale of Chadwick's                  (28,805)              --
                                                             ---------        ---------
Net cash (used in) investing activities                       (109,771)         (98,410)
                                                             ---------        ---------
Cash flows from financing activities:
   Proceeds from borrowings of short-term debt                   7,966              403
   Principal payments on long-term debt                        (10,579)          (3,305)
   Stock repurchase                                            (45,580)              --
   Proceeds from sale and issuance of common
     stock, net                                                  4,469            7,952
   Cash dividends                                              (22,789)         (19,055)
                                                             ---------        ---------
Net cash (used in) financing activities                        (66,513)         (14,005)
                                                             ---------        ---------

Net cash provided by (used in) continuing operations          (390,951)          30,670
Net cash provided by discontinued operations                    54,451            5,446
                                                             ---------        ---------
Net increase (decrease) in cash and cash
   equivalents                                                (336,500)          36,116

Cash and cash equivalents at beginning of year                 474,732          209,226
                                                             ---------        ---------

Cash and cash equivalents at end of period                   $ 138,232        $ 245,342
                                                             =========        =========



The accompanying notes are an integral part of the financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                     -------------------------------------

Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended July 26, 1997
   Versus Thirteen Weeks and Twenty-Six Weeks Ended July 27, 1996
   --------------------------------------------------------------


Effective December 7, 1996, the Company sold its Chadwick's of Boston mail order operation to Brylane, L.P. This transaction was accounted for in the Company's fourth quarter for the fiscal year ended January 25, 1997. The operating results for Chadwick's for all periods prior to the sale have been presented as discontinued operations.

Net sales from continuing operations for the second quarter were $1,698.4 million, up 10% from $1,548.3 million last year. For the six months, net sales from continuing operations were $3,258.5 million, up 8% from $3,020.5 million for the same period last year. The increase in sales is primarily attributable to an increase in same store sales. Same store sales for the second quarter increased by 7% at T.J. Maxx, 8% at Marshalls, 15% at Winners, 14% at HomeGoods and 15% at T.K. Maxx. Same store sales for the six months increased by 5% at T.J. Maxx, 8% at Marshalls, 17% at Winners, 12% at HomeGoods and 19% at T.K. Maxx.

Income from continuing operations for the second quarter was $52.6 million, or $.29 per common share versus $33.7 million, or $.19 per common share. For the six months, income from continuing operations was $101 million, or $.56 per common share versus $56.7 million, or $.31 per common share. For the periods ended July 27, 1996, the Company recorded net income of $36.1 million, or $.20 per common share, and $66.1 million, or $.37 per common share, including the results of its discontinued operation Chadwick's of Boston, for the second quarter and six months, respectively.

The following table sets forth operating results expressed as a percentage of net sales (continuing operations):

                                                  Percentage of Net Sales
                                         ------------------------------------------
                                           13 Weeks Ended          26 Weeks Ended
                                         ------------------     -------------------
                                         7/26/97    7/27/96     7/26/97     7/27/96
                                         -------    -------     -------     -------

Net sales                                100.0%      100.0%      100.0%      100.0%
                                         -----       -----       -----       -----
Cost of sales, including buying
   and occupancy costs                    77.9        78.9        77.5        79.1
Selling, general and administrative
   expenses                               16.7        16.7        17.1        16.9
Interest expense, net                       .1          .7          .1          .8
                                         -----       -----       -----       -----
Income from continuing operations
   before income taxes                     5.3%        3.7%        5.3%        3.2%
                                         =====       =====       =====       =====

Cost of sales, including buying and occupancy costs as a percent of net sales, decreased in both periods from the prior year. This improvement reflects the benefits of the Marshalls acquisition. Enhanced purchasing power has allowed the Company to pass on better values to its customers and has improved merchandise margins. The improvement in the quarter is less significant as the prior year results also reflect the trend of margin enhancement associated with the Marshalls acquisition.

Selling, general and administrative expenses, as a percentage of net sales, was flat for the second quarter and increased for the six months. Selling, general and administrative expenses include a charge of $10 million for the six months in connection with a deferred shares award granted under a new five year employment contract with the Company's Chief Executive Officer. For the second quarter and six months, an additional charge of $3 million was recorded as compensation expense associated with the increase in market value associated with the deferred shares award described above. In addition, the second quarter and the six months included a charge of $5.0 million for the estimated cost of closing certain HomeGoods stores. These charges more than offset additional expense savings the Company had realized through the consolidation of certain administrative functions as a result of the Marshalls acquisition. Selling, general and administrative expenses, as a percent of net sales, excluding the above items, would have been 16.2% for the quarter ended July 1997 versus 16.7% last year and 16.5% for the six months ended July 1997 versus 16.9% last year.

Interest expense, net, decreased in the second quarter and six months. The decrease is the result of the Company's prepayments on its 9 1/2% sinking fund debentures during the third quarter of fiscal 1997 and the $375 million term loan, incurred for the acquisition of Marshalls, during the fourth quarter of fiscal 1997. In addition, as a result of the Company's strong cash position, interest expense, net includes interest income of $5.3 million and $11.4 million versus $3.9 and $4.6 million last year for the second quarter and six months, respectively.

The following table sets forth the operating results of the Company's major business segments: (unaudited)

                                                     (In Thousands)

                                    Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                  -------------------------     -------------------------
                                    July 26,       July 27,       July 26,       July 27,
                                        1997           1996           1997           1996
                                  ----------     ----------     ----------     ----------
Net sales:
  Off-price family
     apparel stores               $1,677,034     $1,528,177     $3,216,791     $2,981,041
  Off-price home fashion stores       21,338         20,082         41,731         39,465
                                  ----------     ----------     ----------     ----------
                                  $1,698,372     $1,548,259     $3,258,522     $3,020,506
                                  ==========     ==========     ==========     ==========

Operating income (loss):
  Off-price family
     apparel stores               $  110,369     $   82,197     $  216,572     $  149,254
  Off-price home fashion stores       (3,706)        (3,056)        (6,539)        (5,626)
                                  ----------     ----------     ----------     ----------
                                     106,663         79,141        210,033        143,628

General corporate expense             14,686         10,332         33,610         20,429
Goodwill amortization                    654            654          1,307          1,307
Interest expense, net                  1,545         10,968          2,400         25,330
                                  ----------     ----------     ----------     ----------
Income from continuing
  operations before
  income taxes                    $   89,778     $   57,187     $  172,716     $   96,562
                                  ==========     ==========     ==========     ==========


The off-price family apparel stores segment, T.J. Maxx, Marshalls, Winners and T.K. Maxx significantly increased its operating income for both the second quarter and six months. This segment's increased operating results reflect the combined buying power of T.J. Maxx and Marshalls, as well as the expense savings resulting from the consolidation of Marshalls. Winners had significant increases in operating income in both periods. General corporate expense for the quarter and six months was impacted by the charge associated with a deferred shares award granted under a new five year employment contract with the Company's Chief Executive Officer as well as reserves for certain HomeGoods store closings.

Stores in operation at the end of the period are as follows:

                                        July 26, 1997      July 27, 1996
                                        -------------      -------------

       T.J. Maxx                             578                 582
       Marshalls                             453                 464
       Winners                                68                  57
       HomeGoods                              21                  23
       T.K. Maxx                              21                  11

Financial Condition
- -------------------

Cash flows from operating activities for the six months reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements. Comparisons to fiscal 1997's six months are impacted by the Company's movement to a leaner inventory position during fiscal 1997.

On April 9, 1997, the Company approved a two-for-one stock split to be effected in the form of a 100% stock dividend which was subject to approval by the shareholders of an increase in the number of authorized shares of the Company's common stock. On June 3, 1997, the Company's shareholders approved an increase in the number of authorized shares of common stock making the two-for-one stock split effective. The split was paid on June 26, 1997 to shareholders of record on June 11, 1997 and resulted in the issuance of 79.8 million shares of common stock along with a corresponding decrease of $79.8 million in additional paid in capital. All historical earnings per share amounts have been restated to reflect the two-for-one stock split.

On June 25, 1997, the Company announced a program to purchase up to an aggregate of $250 million of the Company's common stock and Series E preferred stock to be accomplished through open market purchases or other transactions. Through July 26, 1997, the Company has purchased 1,616,645 shares of common stock and 2,500 shares of Series E preferred stock at a cost of $45.6 million. The Company is no longer seeking to purchase its Series E preferred stock. The average price of the common shares repurchased was $27.75 per share. Subsequent to the end of the quarter through September 5, 1997, the Company has purchased an additional 3,466,500 shares of common stock for $94.7 million.

Through July 26, 1997, shareholders converted 293,400 shares of Series E preferred stock into 3,167,611 shares of common stock. The Company paid $1.7 million to induce conversion of the preferred shares. Subsequent to the end of the quarter through September 5, 1997, an additional 441,000 shares of the Series E preferred stock were converted into 4,761,131 shares of common stock and the Company paid $2.0 million to induce conversion of these preferred shares.

                                     PAGE 9

The following table sets forth the shareholders' equity transactions for the six months ended
July 26, 1997: (unaudited)

                                                             (In Millions)

                                 Prfd         Common
                                Stock          Stock         Add'l
                                 Face            Par       Paid-In      Retained
                                Value          Value       Capital      Earnings            Total
                                -----          -----       -------      --------            -----

Balance, January 25, 1997      $150.0         $79.6         $429.0        $468.6         $1,127.2


Net income                         --             --            --         101.0            101.0

Cash dividends:
   Preferred                       --             --            --          (5.1)            (5.1)
   Common                          --             --            --         (16.0)           (16.0)

Conversion of cumulative
   Series E Preferred
   stock into common            (29.3)           3.1          26.2          (1.7)            (1.7)

Stock repurchase
   Preferred                      (.3)            --            --           (.5)             (.8)
   Common                          --           (1.6)        (43.2)           --            (44.8)

Stock split                        --           79.8         (79.8)           --               --

Issuance of common
   stock under stock
   incentive plan                  --             .3           4.9            --              5.2

Other                              --             --           3.9            --              3.9
                               ------         ------        ------        ------         --------

Balance, July 26, 1997         $120.4         $161.2        $341.0        $546.3         $1,168.9
                               ======         ======        ======        ======         ========


During the fourth quarter of fiscal 1997, the Company completed the sale of its Chadwick's of Boston catalog division to Brylane, L.P. Total proceeds from the sale estimated at $300 million included cash, a 10-year $20 million Convertible Subordinated Note at 6% interest and Chadwick's consumer credit card receivables. During the second quarter of fiscal 1998, the Company paid Brylane $28.8 million as an estimated adjustment of the cash proceeds based on the closing balance sheet of Chadwick's as of December 7, 1996 as prepared by the Company. The cash proceeds may be further adjusted upon agreement regarding the closing balance sheet of Chadwick's as of December 7, 1996. The results of Chadwick's for all periods prior to December 7, 1996 have been reclassified to discontinued operations. The cash provided by discontinued operations represents the collection of the remaining balance of the Chadwick's consumer credit card receivables outstanding as of January 1997.

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

3. The Company's cash payments for interest expense and income taxes are as follows: (in thousands)

                                              Twenty-Six Weeks Ended
                                            --------------------------
                                            July 26,          July 27,
                                                1997              1996
                                            --------           -------
     Cash paid for:
       Interest expense                     $ 14,259           $26,534
       Income taxes                          109,524            79,619


4. In October 1988, the Company completed the sale of its former Zayre stores division to Ames Department Stores, Inc. ("Ames"). In April 1990, Ames filed for protection under Chapter 11 of the Federal Bankruptcy Code and in December 1992, Ames emerged from bankruptcy under a plan of reorganization. The Company is liable for certain amounts to be distributed under the plan for certain unassigned landlord claims under certain former Zayre store leases on which the Company was liable as of the date of the sale and which Ames has rejected.

     The Company remains contingently liable for the leases of most of the former Zayre stores still operated by Ames. In addition, the Company is contingently liable on a number of leases of the Hit or Miss division, the Company's former off-price women's specialty stores, sold in September 1995. The Company believes that in view of the nature of the leases and the fact that Ames and Hit or Miss are primarily liable, the Company's contingent liability on these leases will not have a material effect on the Company's financial condition. Accordingly, the Company believes its available reserves should be adequate to cover all reasonably expected liabilities associated with discontinued operations that it may incur.

     The Company is also contingently liable on certain leases of HomeBase, Inc. (previously named Waban Inc)., which was spun off by the Company in fiscal 1990. HomeBase, Inc. is primarily liable and has indemnified the Company for any amounts the Company may have to pay with respect to such leases. HomeBase, Inc. recently consummated a spin-off of BJ's Wholesale Club, Inc. HomeBase, Inc., BJ's Wholesale Club, Inc., and the Company have entered into agreements under which BJ's Wholesale Club, Inc. has substantial indemnification responsibility with respect to such HomeBase leases. The Company is also contingently liable on certain leases of BJ's Wholesale Club, Inc. for which both BJ's Wholesale Club, Inc. and HomeBase, Inc. remain liable. As a result of the foregoing, the Company believes that its contingent liability on the HomeBase, Inc. and BJ's Wholesale Club, Inc. leases will not have a material effect on the Company's financial condition.

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

                                    13 Weeks Ended          26 Weeks Ended
                                 --------------------     --------------------
                                 July 26,    July 27,     July 26,    July 27,
                                     1997        1996         1997        1996
                                 --------    --------     --------    --------
     Income from continuing
       operations:
         Basic                      $ .30       $ .20        $ .59       $ .33
         Dilutive                     .30         .19          .57         .32

     Net income:
         Basic                        .30         .22          .59         .39
         Dilutive                     .30         .21          .57         .38


6. On April 9, 1997, the Company approved a two-for-one stock split to be effected in the form of a 100% stock dividend which was subject to approval by the shareholders of an increase in the number of authorized shares of the Company's common stock. On June 3, 1997, the shareholders approved an increase in the number of authorized shares of common stock making the two-for-one stock split effective. The split was paid on June 26, 1997 to shareholders of record on June 11, 1997 and resulted in the issuance of
     79.8 million shares of common stock along with a corresponding decrease of $79.8 million in additional paid-in capital. All historical earnings per share amounts have been restated to reflect the two-for-one stock split.

7. On June 25, 1997, the Company announced a program to purchase up to an aggregate of $250 million of the Company's common stock and Series E preferred stock to be accomplished through open market purchases or other transactions. Through July 26, 1997, the Company has purchased 1,616,645 shares of common stock and 2,500 shares of Series E preferred stock at a cost of $45.6 million. The Company is no longer seeking to purchase its Series E preferred stock. The average price of the common shares repurchased was $27.75 per share. Subsequent to the end of the quarter through September 5, 1997, the Company has purchased an additional 3,466,500 shares of common stock for $94.7 million.

     Through July 26, 1997, the shareholders converted 293,400 shares of Series E preferred stock into 3,167,611 shares of common stock. The Company paid $1.7 million to induce conversion of the preferred shares. Subsequent to the end of the quarter through September 5, 1997, an additional 441,000 shares of the Series E preferred stock were converted into 4,761,131 shares of common stock and the Company paid $2.0 million to induce conversion of these preferred shares.

PART II.      Other Information
              -----------------

Item 4        Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              Information with respect to matters voted on at the Company's Annual Meeting of Stockholders on June 3, 1997 (during the period covered by this report) was provided in the Company's Quarterly Report on Form 10-Q for the quarter ended April 26, 1997.

Item 6(a)     Exhibits
              --------

   10.1 The 1993 Stock Option Plan for Non-Employee Directors as amended through June 3, 1997 is filed herewith.

   10.2 The TJX Companies, Inc. Management Incentive Plan as amended through June 3, 1997 is filed herewith.

   10.3 The TJX Companies, Inc. Long Range Performance Incentive Plan as amended through June 3, 1997 is filed herewith.

   11         Statement re Computation of Per Share Earnings.


Item 6(b)     Reports on Form 8-K
              -------------------

              N/A

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THE TJX COMPANIES, INC.
                                   --------------------------------------------
                                   (Registrant)



Date: September 9, 1997



                                   /s/ Donald G. Campbell
                                   --------------------------------------------
                                   Donald G. Campbell, Executive Vice
                                   President - Finance, on behalf
                                   of The TJX Companies, Inc. and as
                                   Principal Financial and Accounting
                                   Officer of The TJX Companies, Inc.