Form 10-Q
period 1997-10-25
TJX COMPANIES INC /DE/
filed 1997-12-09
CIK 109198

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


For Quarter Ended October 25, 1997
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

The number of shares of Registrant's Common Stock outstanding as of November 22, 1997: 161,389,824


                                   PAGE 2
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                   Thirteen Weeks Ended
                                                October 25,     October 26,
                                                       1997            1996

Net sales                                        $1,887,698     $1,722,429

Cost of sales, including buying and
   occupancy costs                                1,414,336      1,305,271

Selling, general and administrative expenses        287,205        266,918

Interest expense, net                                 3,654         10,344

Income from continuing operations before
   income taxes and extraordinary item              182,503        139,896

Provision for income taxes                           75,561         58,306

Income from continuing operations before
   extraordinary item                               106,942         81,590

Income from discontinued operations,
   net of income taxes                                    -          8,805

Income before extraordinary item                    106,942         90,395

Extraordinary (charge), net of income taxes          (1,777)        (2,885)

Net income                                          105,165         87,510

Preferred stock dividends                             1,305          2,308

Net income attributable to common
   shareholders                                  $  103,860     $   85,202

Primary and fully diluted earnings per
   common share:
      Income from continuing operations               $ .61          $ .45
      Income before extraordinary item                $ .61          $ .50
      Net income                                      $ .60          $ .48

Cash dividends per common share                       $ .05          $ .035


The accompanying notes are an integral part of the financial statements.


                                   PAGE 3
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                  Thirty-Nine Weeks Ended
                                                October 25,     October 26,
                                                       1997            1996

Net sales                                        $5,146,220      $4,742,935

Cost of sales, including buying and
  occupancy costs                                 3,940,216       3,694,820

Selling, general and administrative expenses        844,731         775,983

Interest expense, net                                 6,054          35,674

Income from continuing operations before
  income taxes and extraordinary item               355,219         236,458

Provision for income taxes                          147,238          98,154

Income from continuing operations before
  extraordinary item                                207,981         138,304

Income from discontinued operations, net
  of income taxes                                         -          18,231

Income before extraordinary item                    207,981         156,535

Extraordinary (charge), net of income taxes          (1,777)         (2,885)

Net income                                          206,204         153,650

Preferred stock dividends                             6,382          11,096

Net income attributable to common
  shareholders                                   $  199,822      $  142,554

Primary and fully diluted earnings per
  common share:
    Income from continuing operations                 $1.16           $ .76
    Income before extraordinary item                  $1.16           $ .86
    Net income                                        $1.15           $ .85

Cash dividends per common share                       $ .15           $ .105


The accompanying notes are an integral part of the financial statements.


                                   PAGE 4
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEETS
                                 (UNAUDITED)
                                IN THOUSANDS

                                      October 25,  January 25,  October 26,
                                             1997         1997         1996

ASSETS
Current assets:
  Cash and cash equivalents            $  143,602    $  474,732  $  236,035
  Accounts receivable                     110,117        57,275      90,695
  Merchandise inventories               1,459,607     1,059,505   1,335,099
  Prepaid expenses                         16,859        16,379      19,054
  Net current assets of
    discontinued operations                     -        54,451     116,009
      Total current assets              1,730,185     1,662,342   1,796,892

Property, at cost:
  Land and buildings                      104,098       103,067     110,496
  Leasehold costs and improvements        484,057       428,836     448,636
  Furniture, fixtures and equipment       599,494       527,710     585,684
                                        1,187,649     1,059,613   1,144,816
  Less accumulated depreciation
    and amortization                      494,847       419,129     420,506
                                          692,802       640,484     724,310

Other assets                               34,203        42,259      36,432
Goodwill and tradename,
  net of amortization                     211,568       216,127     231,335
Net noncurrent assets of
  discontinued operations                       -             -      48,627

TOTAL ASSETS                           $2,668,758    $2,561,212  $2,837,596

LIABILITIES
Current liabilities:
  Current installments of
    long-term debt                     $    2,199    $   27,140  $   94,708
  Accounts payable                        646,906       533,945     616,200
  Accrued expenses and other
    current liabilities                   576,280       577,046     624,850
  Federal and state income taxes
    payable                                57,107        44,165      28,930
  Total current liabilities             1,282,492     1,182,296   1,364,688

Long-term debt exclusive of
  current installments:
    Real estate mortgages                  21,827        22,391      22,926
    Equipment notes                         1,456         2,135       2,556
    General corporate debt                219,894       219,884     514,880

Deferred income taxes                      14,035         7,320      25,885


SHAREHOLDERS' EQUITYPreferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  cumulative convertible stock of:
    250,000 shares of 1.81% Series D            -             -      25,000
    727,700 shares of 7% Series E          72,770       150,000     150,000
Common stock, par value $1, authorized
  300,000,000 shares, issued and
  outstanding 161,751,535; 79,576,438
  and 77,724,715 shares                   161,752        79,576      77,725
Additional paid-in capital                254,588       429,017     386,600
Retained earnings                         639,944       468,593     267,336

      Total shareholders' equity        1,129,054     1,127,186     906,661

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $2,668,758    $2,561,212  $2,837,596


The accompanying notes are an integral part of the financial statements.






























                                   PAGE 5
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                IN THOUSANDS
                                                     Thirty-Nine Weeks Ended
                                                    October 25,  October 26,
                                                           1997         1996
Cash flows from operating activities:
  Net income                                          $ 206,204    $ 153,650
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     (Income) from discontinued operations                    -      (18,231)
     Extraordinary charge                                 1,777        2,885
     Depreciation and amortization                       92,463       94,228
     Gain on sale of other assets                        (5,992)           -
     Property disposals                                   7,181        6,291
     Other                                                  671       (3,282)
     Changes in assets and liabilities:
      (Increase) in accounts receivable                 (52,842)     (35,551)
      (Increase) in merchandise inventories            (400,102)     (76,611)
      (Increase) in prepaid expenses                       (480)      (2,648)
      Increase in accounts payable                      112,961      179,566
      Increase in accrued expenses and
       other current liabilities                         32,424       10,794
      Increase in income taxes payable                   14,126        1,779
      Increase in deferred income taxes                   4,095       13,221

Net cash provided by operating activities                12,486      326,091

Cash flows from investing activities:
   Property additions                                  (145,065)     (83,025)
   Proceeds from sale of Brylane, Inc. common stock      15,697            -
   Contingent payment for acquisition of Marshalls            -      (49,327)
   Proceeds adjustment for sale of Chadwick's           (33,190)           -
Net cash (used in) investing activities                (162,558)    (132,352)

Cash flows from financing activities:
  Principal payments on long-term debt                  (26,184)     (45,493)
  Prepayment of long-term debt                                -      (92,459)
  Stock repurchase                                     (182,413)           -
  Proceeds from sale and issuance of common
   stock net                                              7,441       15,644
  Cash dividends                                        (34,353)     (26,803)
Net cash (used in) financing activities                (235,509)    (149,111)

Net cash provided by (used in) continuing operations   (385,581)      44,628
Net cash provided by (used in) discontinued
  operations                                             54,451      (17,819)
Net increase (decrease) in cash and cash
  equivalents                                          (331,130)      26,809
Cash and cash equivalents at beginning of year          474,732      209,226

Cash and cash equivalents at end of period            $ 143,602    $ 236,035


The accompanying notes are an integral part of the financial statements.
                                  PAGE 6
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended October 25, 1997
     Versus Thirteen Weeks and Thirty-Nine Weeks Ended October 26, 1996

Effective December 7, 1996, the Company sold its Chadwick's of Boston mail order operation to Brylane, L.P. This transaction was accounted for in the Company's fourth quarter for the fiscal year ended January 25, 1997. The operating results for Chadwick's for all periods prior to the sale have been presented as discontinued operations.

Net sales from continuing operations for the third quarter were $1,887.7 million, up 10% from $1,722.4 million last year. For the nine months, net sales from continuing operations were $5,146.2 million, up 9% from $4,742.9 million for the same period last year. The increase in sales is primarily attributable to an increase in same store sales. Same store sales for the third quarter increased by 6% at T.J. Maxx, 8% at Marshalls, 14% at Winners, 20% at HomeGoods and 5% at T.K. Maxx. Same store sales for the nine months increased by 5% at T.J. Maxx, 8% at Marshalls, 16% at Winners, 15% at HomeGoods and 13% at T.K. Maxx.

Income from continuing operations for the third quarter was $106.9 million, or $.61 per common share versus $81.6 million, or $.45 per common share. For the nine months, income from continuing operations was $208.0 million, or $1.16 per common share versus $138.3 million, or $.76 per common share. The periods ending October 25, 1997 include an after-tax gain of $3.6 million, or $.02 per common share, from the sale of Brylane Inc. common stock. After a $1.8 million extraordinary charge for the early retirement of the Company's revolving credit agreement, net income for the third quarter and nine months ended October 25, 1997 was $105.2 million, or $.60 per common share, and $206.2 million, or $1.15 per common share, respectively. For the periods ended October 26, 1996, the Company recorded net income of $87.5 million, or $.48 per common share, and $153.7 million, or $.85 per common share, for the third quarter and nine months, respectively, which includes an extraordinary charge and the results of its discontinued operation Chadwick's of Boston.

The following table sets forth operating results expressed as a percentage of net sales (continuing operations):
                                          Percentage of Net Sales
                                    13 Weeks Ended       39 Weeks Ended
                                  10/25/97  10/26/96   10/25/97  10/26/96

Net sales                          100.0%    100.0%     100.0%    100.0%
Cost of sales, including
  buying and occupancy costs        74.9      75.8       76.6      77.9
Selling, general and
  administrative expenses           15.2      15.5       16.4      16.4
Interest expense, net                 .2        .6         .1        .7
Income from continuing
  operations before income
  taxes and extraordinary item       9.7%      8.1%       6.9%      5.0%

                                  PAGE 7
Cost of sales, including buying and occupancy costs as a percent of net sales, decreased in both periods from the prior year. This improvement reflects the benefits of the Marshalls acquisition. Enhanced purchasing power has allowed the Company to pass on better values to its customers and has improved sales and merchandise margins. The improvement in the quarter is less significant as the prior year results also reflect the improved trends associated with the Marshalls acquisition.

Selling, general and administrative expenses, as a percentage of net sales, decreased for the third quarter and was flat for the nine months. For the third quarter and nine months, selling, general and administrative expenses include a $6 million pre-tax gain from the sale of Brylane, Inc. common stock obtained by converting approximately 50% of the Brylane note into common stock. In addition, for the nine months ended October 1997, selling, general and administrative expenses include the following: (i) a charge of $10 million in connection with a deferred shares award granted under a new five year employment contract with the Company's Chief Executive Officer, (ii) an additional charge of $3.5 million recorded as compensation expense associated with the increase in market value associated with the deferred shares award described above and (iii) a charge of $5.0 million for the estimated cost of closing certain HomeGoods stores. These charges more than offset additional expense savings the Company had realized through the consolidation of certain administrative functions as a result of the Marshalls acquisition. Selling, general and administrative expenses, as a percent of net sales, excluding the above items, would have been 15.5% for the quarters ended October 1997 and October 1996 and 16.2% for the nine months ended October 1997 versus 16.4% last year.

Interest expense, net, decreased in the third quarter and nine months. The decrease is the result of the Company's prepayments on its 9 1/2% sinking fund debentures during the third quarter of fiscal 1997 and the $375 million term loan, incurred for the acquisition of Marshalls, during the fourth quarter of fiscal 1997. In addition, as a result of the Company's strong cash position, interest expense, net, for the nine months, reflects interest income of $14.2 million this year versus $8.2 million for the same period last year.


                                   PAGE 8
The following table sets forth the operating results of the Company's major business segments: (unaudited)
                                             (In Thousands)

                              Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                             October 25, October 26, October 25, October 26,
                                    1997        1996        1997        1996
Net sales:
  Off-price family
    apparel stores            $1,864,480  $1,702,818  $5,081,271  $4,683,859
  Off-price home fashion
    stores                        23,218      19,611      64,949      59,076
                              $1,887,698  $1,722,429  $5,146,220  $4,742,935

Operating income (loss):
  Off-price family
    apparel stores            $  193,608  $  161,830  $  410,180  $  311,084
  Off-price home fashion
    stores                        (1,917)     (2,908)     (8,456)     (8,534)
                                 191,691     158,922     401,724     302,550

General corporate expense          4,880       8,029      38,490      28,458
Goodwill amortization                654         653       1,961       1,960
Interest expense, net              3,654      10,344       6,054      35,674

Income from continuing oper-
  ations before income taxes
  and extraordinary item      $  182,503  $  139,896  $  355,219  $  236,458


The off-price family apparel stores segment comprised of T.J. Maxx, Marshalls, Winners and T.K. Maxx significantly increased its operating income for both the third quarter and nine months. This segment's increased operating results reflect the combined buying power of T.J. Maxx and Marshalls, as well as the expense savings resulting from the consolidation of Marshalls. Winners had significant increases in operating income in both periods. General corporate expense for the quarter and nine months was impacted by the gain associated with the sale of Brylane stock. The nine months is also impacted by a charge related to the deferred shares award granted in April 1997 to the Company's Chief Executive Officer as well as the reserves for certain HomeGoods store closings.

Stores in operation at the end of the period are as follows:

                                 October 25, 1997     October 26, 1996

      T.J. Maxx                         582                  589
      Marshalls                         460                  463
      Winners                            75                   63
      HomeGoods                          24                   23
      T.K. Maxx                          29                   18
                                  PAGE 9
Financial Condition

Cash flows from operating activities for the nine months reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements. Comparisons to fiscal 1997's nine months are impacted by the Company's movement to a leaner inventory position during fiscal 1997.

On June 3, 1997, the Company's shareholders approved an increase in the number of authorized shares of common stock making the two-for-one stock split effective in the form of a 100% stock dividend. The split was distributed on June 26, 1997 to shareholders of record on June 11, 1997 and resulted in the issuance of 79.8 million shares of common stock along with a corresponding decrease of $79.8 million in additional paid-in capital. All historical earnings per share amounts have been restated to reflect the two-for-one stock split.

On June 25, 1997, the Company announced a program to purchase up to an aggregate of $250 million of the Company's common stock and Series E preferred stock to be accomplished through open market purchases or other transactions. Through October 25, 1997, the Company has purchased 6,496,045 shares of common stock and 2,500 shares of Series E preferred stock at a cost of $182.4 million. The Company is no longer seeking to purchase its Series E preferred stock. The average price of the common shares repurchased was $27.97 per share.

Through October 25, 1997, shareholders converted 769,800 shares of Series E preferred stock into 8,310,927 shares of common stock. The Company paid $3.8 million to induce conversion of the preferred shares.

In September 1997, the Company replaced its $500 million revolving credit agreement with a new five year $500 million revolving credit facility. The new agreement provides for reduced commitment fees on the unused portion of the line as well as lower borrowing costs. The Company recorded an extraordinary charge of $1.8 million associated with the write off of deferred financing costs of the former agreement.






                                  PAGE 10
The following table sets forth the shareholders' equity transactions for the nine months ended October 25, 1997: (unaudited)

                                              (In Millions)
                               Prfd   Common
                              Stock    Stock     Add'l
                               Face      Par   Paid-In   Retained
                              Value    Value   Capital   Earnings     Total

Balance, January 25, 1997    $150.0    $79.6    $429.0     $468.6  $1,127.2

Net income                        -        -         -      206.2     206.2

Cash dividends:
   Preferred                      -        -         -       (6.4)     (6.4)
   Common                         -        -         -      (24.2)    (24.2)

Conversion of cumulative
  Series E Preferred
  stock into common           (76.9)     8.3      68.6       (3.8)     (3.8)

Stock repurchase
  Preferred                     (.3)       -         -        (.5)      (.8)
  Common                          -     (6.5)   (175.1)         -    (181.6)

Stock split                       -     79.8     (79.8)         -         -

Issuance of common
  stock under stock
  incentive plan                  -       .6       7.9          -       8.5

Other                             -        -       4.0          -       4.0

Balance, October 25, 1997    $ 72.8   $161.8    $254.6     $639.9  $1,129.1


During the fourth quarter of fiscal 1997, the Company completed the sale of its Chadwick's of Boston catalog division to Brylane, L.P. Proceeds of approximately $300 million included cash, a 10-year $20 million Convertible Subordinated Note at 6% interest and Chadwick's consumer credit card receivables. During the second quarter of fiscal 1998, the Company paid Brylane $28.8 million as an estimated adjustment of the cash proceeds based on the closing balance sheet of Chadwick's as of December 7, 1996 as prepared by the Company. During the third quarter ended October 1997, the Company paid Brylane $4.4 million upon agreement of the final closing balance sheet of Chadwick's as of December 7, 1996. The results of Chadwick's for all periods prior to December 7, 1996 have been reclassified to discontinued operations. The cash provided by discontinued operations represents the collection of the remaining balance of the Chadwick's consumer credit card receivables outstanding as of January 1997.

                                  PAGE 11
During the quarter ended October 1997, the Company converted a portion of the Brylane note into 352,908 shares of Brylane, Inc., common stock which it sold for $15.7 million. This sale resulted in an after-tax gain of $3.6 million, or $.02 per share.

The Company is in the process of converting all necessary systems to be Year 2000 compliant. The Company expects to spend an aggregate of approximately $10 million on conversion costs, primarily in fiscal 1998 and 1999.
                                  PAGE 12
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results for the nine months are not necessarily indicative of results for the full fiscal year, because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

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

3. The Company's cash payments for interest expense and income taxes are as follows: (in thousands)
                                               Thirty-Nine Weeks Ended
                                             October 25,     October 26,
                                                    1997            1996
   Cash paid for:
     Interest expense                           $ 16,791         $35,284
     Income taxes                                129,171          90,089

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

   The Company is also contingently liable on certain leases of HomeBase, Inc. (previously named Waban Inc.), which was spun off by the Company in fiscal 1990. HomeBase, Inc. is primarily liable and has indemnified the Company for any amounts the Company may have to pay with respect to such leases. HomeBase, Inc. recently consummated a spin-off of BJ's Wholesale Club, Inc. HomeBase, Inc., BJ's Wholesale Club, Inc., and the Company have entered into agreements under which BJ's Wholesale Club, Inc. has substantial indemnification responsibility with respect to such HomeBase leases. The Company is also contingently liable on certain

                                   PAGE 13
   leases of BJ's Wholesale Club, Inc. for which both BJ's Wholesale Club, Inc. and HomeBase, Inc. remain liable. As a result of the foregoing, the Company believes that its contingent liability on the HomeBase, Inc. and BJ's Wholesale Club, Inc. leases will not have a material effect on the Company's financial condition.

5. During the fourth quarter of fiscal 1997, the Company completed the sale of its Chadwick's of Boston catalog division to Brylane, L.P. Proceeds of approximately $300 million included cash, a 10-year $20 million Convertible Subordinated Note at 6% interest and Chadwick's consumer credit card receivables. During the second quarter of fiscal 1998, the Company paid Brylane $28.8 million as an estimated adjustment of the cash proceeds based on the closing balance sheet of Chadwick's as of December 7, 1996 as prepared by the Company. During the third quarter ended October 1997, the Company paid Brylane $4.4 million upon agreement of the final closing balance sheet of Chadwick's as of December 7, 1996.

6. During 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This statement specifies the computation, presentation and disclosures for basic and dilutive earnings per share. The Company will implement the standard in its fourth quarter period for the fiscal year ended January 31, 1998. Using the new method for computing earnings per share, basic earnings per share and dilutive earnings per share would be as follows:

                                13 Weeks Ended           39 Weeks Ended
                            October 25, October 26,  October 25, October 26,
                                   1997        1996         1997        1996
   Income from continuing
     operations:
       Basic                      $ .65       $ .52        $1.25       $ .86
       Dilutive                     .62         .46         1.18         .79

   Net income:
       Basic                        .64         .56         1.24         .96
       Dilutive                     .61         .50         1.17         .87

7. On April 9, 1997, the Company approved a two-for-one stock split to be effected in the form of a 100% stock dividend which was subject to approval by the shareholders of an increase in the number of authorized shares of the Company's common stock. On June 3, 1997, the shareholders approved an increase in the number of authorized shares of common stock making the two-for-one stock split effective. The split was distributed on June 26, 1997 to shareholders of record on June 11, 1997 and resulted in the issuance of 79.8 million shares of common stock along with a corresponding decrease of $79.8 million in additional paid-in capital. All historical earnings per share amounts have been restated to reflect the two-for-one stock split.
                                  PAGE 14
8. On June 25, 1997, the Company announced a program to purchase up to an aggregate of $250 million of the Company's common stock and Series E preferred stock to be accomplished through open market purchases or other transactions. Through October 25, 1997, the Company has purchased 6,496,045 shares of common stock and 2,500 shares of Series E preferred stock at a cost of $182.4 million. The Company is no longer seeking to purchase its Series E preferred stock. The average price of the common shares repurchased was $27.97 per share.

   Through October 25, 1997, the shareholders converted 769,800 shares of Series E preferred stock into 8,310,927 shares of common stock. The Company paid $3.8 million to induce conversion of the preferred shares.



                                  PAGE 15
PART II.    Other Information

Item 6 (a)  Exhibits

    11      Statement re Computation of Per Share Earnings.

Item 6 (b)  Reports on Form 8-K

            N/A
                                  PAGE 16



                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)



     Date: December 9, 1997



                              /s/ Donald G. Campbell
                              Donald G. Campbell, Executive Vice
                              President - Finance, on behalf
                              of The TJX Companies, Inc. and as
                              Principal Financial and Accounting
                              Officer of The TJX Companies, Inc.