Form 10-Q/A
period 1997-10-25
TJX COMPANIES INC /DE/
filed 1998-01-20
CIK 109198

PAGE 1

                              FORM 10-Q/A


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

                                 PAGE 2

                            EXPLANATORY NOTE

The registrant hereby amends Part I of its Quarterly Report on Form 10-Q for the quarter ended October 25, 1997 to adjust Preferred Stock dividends to include the inducement fees paid upon the conversion of Series E Preferred stock and to include the excess cost of the carrying value of Series E Preferred shares repurchased during the periods ended October 25, 1997. This change does not affect reported Net Income, Primary and Fully diluted earnings per share, the Balance Sheets, Statements of Cash Flows, or Management's Discussion and Analysis as initially filed. This amendment changes only the "Preferred stock dividends" and the resulting "Net Income attributable to common shareholders" on The Statements of Income for the Thirteen and Thirty-Nine Weeks Ended October 25, 1997, as well as the disclosure in Note 6 of the Notes to Consolidated Financial Statements for the amount of Basic earnings per share pursuant to SFAS No. 128. The Basic earnings per share calculation (which requires adjustment for preferred stock dividends) is reduced by $.02 per share in both periods ended October 25, 1997. The diluted earnings per share disclosed in Note 6 pursuant to SFAS No. 128 is not impacted by this amendment.


                                   PAGE 3
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                   Thirteen Weeks Ended
                                                October 25,     October 26,
                                                       1997            1996

Net sales                                        $1,887,698     $1,722,429

Cost of sales, including buying and
   occupancy costs                                1,414,336      1,305,271

Selling, general and administrative expenses        287,205        266,918

Interest expense, net                                 3,654         10,344

Income from continuing operations before
   income taxes and extraordinary item              182,503        139,896

Provision for income taxes                           75,561         58,306

Income from continuing operations before
   extraordinary item                               106,942         81,590

Income from discontinued operations,
   net of income taxes                                    -          8,805

Income before extraordinary item                    106,942         90,395

Extraordinary (charge), net of income taxes          (1,777)        (2,885)

Net income                                          105,165         87,510

Preferred stock dividends                             3,443          2,308

Net income attributable to common
   shareholders                                  $  101,722     $   85,202

Primary and fully diluted earnings per
   common share:
      Income from continuing operations               $ .61          $ .45
      Income before extraordinary item                $ .61          $ .50
      Net income                                      $ .60          $ .48

Cash dividends per common share                       $ .05          $ .035


The accompanying notes are an integral part of the financial statements.


                                   PAGE 4
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                  Thirty-Nine Weeks Ended
                                                October 25,     October 26,
                                                       1997            1996

Net sales                                        $5,146,220      $4,742,935

Cost of sales, including buying and
  occupancy costs                                 3,940,216       3,694,820

Selling, general and administrative expenses        844,731         775,983

Interest expense, net                                 6,054          35,674

Income from continuing operations before
  income taxes and extraordinary item               355,219         236,458

Provision for income taxes                          147,238          98,154

Income from continuing operations before
  extraordinary item                                207,981         138,304

Income from discontinued operations, net
  of income taxes                                         -          18,231

Income before extraordinary item                    207,981         156,535

Extraordinary (charge), net of income taxes          (1,777)         (2,885)

Net income                                          206,204         153,650

Preferred stock dividends                            10,669          11,096

Net income attributable to common
  shareholders                                   $  195,535      $  142,554

Primary and fully diluted earnings per
  common share:
    Income from continuing operations                 $1.16           $ .76
    Income before extraordinary item                  $1.16           $ .86
    Net income                                        $1.15           $ .85

Cash dividends per common share                       $ .15           $ .105


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






























                                   PAGE 6
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


The accompanying notes are an integral part of the financial statements.
                                  PAGE 7
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

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

Income from continuing operations for the third quarter was $106.9 million, or $.61 per common share versus $81.6 million, or $.45 per common share. For the nine months, income from continuing operations was $208.0 million, or $1.16 per common share versus $138.3 million, or $.76 per common share. The periods ending October 25, 1997 include an after-tax gain of $3.6 million, or $.02 per common share, from the sale of Brylane, Inc. common stock. After a $1.8 million extraordinary charge for the early retirement of the Company's revolving credit agreement, net income for the third quarter and nine months ended October 25, 1997 was $105.2 million, or $.60 per common share, and $206.2 million, or $1.15 per common share, respectively. For the periods ended October 26, 1996, the Company recorded net income of $87.5 million, or $.48 per common share, and $153.7 million, or $.85 per common share, for the third quarter and nine months, respectively, which includes an extraordinary charge and the results of its discontinued operation Chadwick's of Boston.

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

                                  PAGE 8
Cost of sales, including buying and occupancy costs as a percent of net sales, decreased in both periods from the prior year. This improvement reflects the benefits of the Marshalls acquisition. Enhanced purchasing power has allowed the Company to pass on better values to its customers and has improved sales and merchandise margins. The improvement in the quarter is less significant as the prior year results also reflect the improved trends associated with the Marshalls acquisition.

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


                                   PAGE 9
The following table sets forth the operating results of the Company's major business segments: (unaudited)
                                             (In Thousands)

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

Stores in operation at the end of the period are as follows:

                                 October 25, 1997     October 26, 1996

      T.J. Maxx                         582                  589
      Marshalls                         460                  463
      Winners                            75                   63
      HomeGoods                          24                   23
      T.K. Maxx                          29                   18
                                  PAGE 10
Financial Condition

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






                                  PAGE 11
The following table sets forth the shareholders' equity transactions for the nine months ended October 25, 1997: (unaudited)

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

                                  PAGE 12
During the quarter ended October 1997, the Company converted a portion of the Brylane note into 352,908 shares of Brylane, Inc., common stock which it sold for $15.7 million. This sale resulted in an after-tax gain of $3.6 million, or $.02 per share.

The Company is in the process of converting all necessary systems to be Year 2000 compliant. The Company expects to spend an aggregate of approximately $10 million on conversion costs, primarily in fiscal 1998 and 1999.
                                  PAGE 13
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

   The Company is also contingently liable on certain leases of HomeBase, Inc. (previously named Waban Inc.), which was spun off by the Company in fiscal 1990. HomeBase, Inc. is primarily liable and has indemnified the Company for any amounts the Company may have to pay with respect to such leases. HomeBase, Inc. recently consummated a spin-off of BJ's Wholesale Club, Inc. HomeBase, Inc., BJ's Wholesale Club, Inc., and the Company have entered into agreements under which BJ's Wholesale Club, Inc. has substantial indemnification responsibility with respect to such HomeBase leases. The Company is also contingently liable on certain

                                   PAGE 14
   leases of BJ's Wholesale Club, Inc. for which both BJ's Wholesale Club, Inc. and HomeBase, Inc. remain liable. As a result of the foregoing, the Company believes that its contingent liability on the HomeBase, Inc. and BJ's Wholesale Club, Inc. leases will not have a material effect on the Company's financial condition.

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

                                13 Weeks Ended           39 Weeks Ended
                            October 25, October 26,  October 25, October 26,
                                   1997        1996         1997        1996
   Income from continuing
     operations:
       Basic                      $ .63       $ .52        $1.23       $ .86
       Dilutive                     .62         .46         1.18         .79

   Net income:
       Basic                        .62         .56         1.22         .96
       Dilutive                     .61         .50         1.17         .87

7. On April 9, 1997, the Company approved a two-for-one stock split to be effected in the form of a 100% stock dividend which was subject to approval by the shareholders of an increase in the number of authorized shares of the Company's common stock. On June 3, 1997, the shareholders approved an increase in the number of authorized shares of common stock making the two-for-one stock split effective. The split was distributed on June 26, 1997 to shareholders of record on June 11, 1997 and resulted in the issuance of 79.8 million shares of common stock along with a corresponding decrease of $79.8 million in additional paid-in capital. All historical earnings per share amounts have been restated to reflect the two-for-one stock split.
                                  PAGE 15
8. On June 25, 1997, the Company announced a program to purchase up to an aggregate of $250 million of the Company's common stock and Series E preferred stock to be accomplished through open market purchases or other transactions. Through October 25, 1997, the Company has purchased 6,496,045 shares of common stock and 2,500 shares of Series E preferred stock at a cost of $182.4 million. The Company is no longer seeking to purchase its Series E preferred stock. The average price of the common shares repurchased was $27.97 per share.

   Through October 25, 1997, the shareholders converted 769,800 shares of Series E preferred stock into 8,310,927 shares of common stock. The Company paid $3.8 million to induce conversion of the preferred shares.



                                  PAGE 16
PART II.    Other Information

Item 6 (a)  Exhibits

    11      Statement re Computation of Per Share Earnings.

Item 6 (b)  Reports on Form 8-K

            N/A
                                  PAGE 17



                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)



     Date: January 20, 1998



                              /s/ Donald G. Campbell
                              Donald G. Campbell, Executive Vice
                              President - Finance, on behalf
                              of The TJX Companies, Inc. and as
                              Principal Financial and Accounting
                              Officer of The TJX Companies, Inc.