Form 10-K405
period 1998-01-31
TJX COMPANIES INC /DE/
filed 1998-04-29
CIK 109198

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the fiscal year ended                                Commission file number
January 31, 1998                                                 1-4908

                             The TJX Companies, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                            04-2207613
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

          770 Cochituate Road
       Framingham, Massachusetts                                  01701
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (508)390-1000
----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
      Title of each class                              on which registered
----------------------------------                   -----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 1998 was $7,266,662,979.

There were 159,691,679 shares of the Registrant's Common Stock, $1 par value, outstanding as of March 31, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1998 (certain parts as indicated herein) (Parts I and II).

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 1998 (Part III).

ITEM 1.  BUSINESS

         The TJX Companies, Inc., (together with its wholly-owned subsidiaries, hereinafter referred to as the "Company"), is the largest off-price apparel retailer in the world. The Company operates 580 T.J. Maxx stores, 461 Marshalls stores, and Winners Apparel Ltd., a Canadian off-price family apparel chain with 76 stores. TJX also operates HomeGoods, a U.S. off-price home fashion chain with 23 stores, and T.K. Maxx, an off-price family apparel concept in the United Kingdom and the Republic of Ireland, which has 31 stores. The Company has announced plans for a new United States chain of off-price family apparel stores targeted to moderate income customers.

         The Company acquired Marshalls, an off-price family apparel chain, from Melville Corporation on November 17, 1995. The results of Marshalls are included in the Company's consolidated results from the date of acquisition.

         The Company strives to provide value to its customers by delivering brand names, fashion, quality and compelling prices. During the fiscal year ended January 31, 1998 ("fiscal 1998"), the Company's stores derived 33.0% of its sales from the Northeast, 17.7% from the Midwest, 28.2% from the South, 1.1% from the Central States, 13.6% from the West, 4.4% from Canada and 2.0% from the United Kingdom and Ireland.

         As a result of the Marshalls acquisition, the Company has continued to realize improved operating efficiencies for the combined T.J. Maxx / Marshalls entity through the integration of many administrative and operational functions as well as through increased purchasing leverage, all of which have allowed the Company to provide improved values to its customers. The Company has retained the separate identities of the T.J. Maxx and Marshalls stores, including certain elements of merchandising, product assortment, marketing and store appearance. As a result of the acquisition, the Company initiated a store closing program in an effort to reduce excess retail space. Through the end of fiscal 1998, the Company closed a total of 32 T.J. Maxx stores and 70 Marshalls stores under this plan. In total, over the past five years T.J. Maxx has opened 162 stores and closed 61, while Marshalls, since the date of the acquisition, has opened 30 stores and closed 74.

         The majority of the Company's sales volume is achieved through the Company's T.J. Maxx and Marshalls stores. T.J. Maxx operates 580 stores in 47 states, with an average store size of 29,000 gross square feet, while Marshalls operates 461 stores in 37 states and Puerto Rico, with an average store size of 32,000 gross square feet. T.J. Maxx and Marshalls sell a broad range of brand name family apparel, accessories, shoes, domestics, giftware and jewelry at prices generally 20% to 60% below department and specialty store regular prices. Winners Apparel Ltd. is an off-price family apparel retailer, which operates 76 stores in Canada. HomeGoods, an off-price business that the Company began testing in fiscal 1993, sells domestics, giftware and other home fashions and operates a total of 23 stores. T.K. Maxx operates 31 off-price family apparel stores in the United Kingdom and Republic of Ireland. Unless otherwise indicated, all figures herein relating to numbers of stores are as of January 31, 1998.

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

         Set forth in the following table are the locations of stores operated by the Company's United States operations as of January 31, 1998:

                                              T.J. Maxx     Marshalls     HomeGoods
-----------------------------------------------------------------------------------

Alabama.....................................       9             2            -
Arizona.....................................       8             4            -
Arkansas....................................       4             -            -
California..................................      45            65            -
Colorado....................................       8             3            -
Connecticut.................................      24            19            2
Delaware....................................       3             2            -
District of Columbia........................       1             -            -
Florida.....................................      40            41            1
Georgia.....................................      21            19            -
Idaho.......................................       1             -            -
Illinois....................................      31            32            3
Indiana.....................................       8             4            -
Iowa........................................       4             1            -
Kansas......................................       4             2            -
Kentucky....................................       7             1            1
Louisiana...................................       4             5            -
Maine.......................................       5             1            -
Maryland....................................       7            13            -
Massachusetts...............................      40            38            7
Michigan....................................      27             6            -
Minnesota...................................      12             9            -
Mississippi.................................       2             -            -
Missouri....................................       6             7            -
Montana.....................................       1             -            -
Nebraska....................................       2             1            -
Nevada......................................       3             3            -
New Hampshire...............................       9             6            2
New Jersey..................................      16            27            -
New Mexico..................................       1             -            -
New York....................................      39            35            1
North Carolina..............................      18            10            -
North Dakota................................       3             -            -
Ohio........................................      33             7            2
Oklahoma....................................       3             1            -
Oregon......................................       5             3            -
Pennsylvania................................      29            16            -
Puerto Rico.................................       -            12            -
Rhode Island................................       5             3            -
South Carolina..............................      10             4            -
South Dakota................................       1             -            -
Tennessee...................................      13             7            -
Texas.......................................      23            29            -
Utah........................................       4             -            -
Vermont.....................................       2             -            -
Virginia....................................      21            18            -
Washington..................................       7             4            -
West Virginia...............................       1             -            -
Wisconsin...................................      10             1            4
                                                 ---           ---           --
         Total Stores                            580           461           23
                                                 ===           ===           ==


Winners Apparel Ltd. operates 76 stores in Canada: 10 in Alberta, 3 in Manitoba, 42 in Ontario, 11 in Quebec, 2 in Nova Scotia, 1 in Saskatchewan, 5 in British Columbia and 2 in New Brunswick. T.K. Maxx operates 30 stores in the United Kingdom and 1 store in the Republic of Ireland.

                             T.J. MAXX AND MARSHALLS

     T.J. Maxx, the largest off-price family apparel chain in the United States, was founded by the Company in 1976 and operates 580 stores in 47 states. Marshalls (acquired by the Company in November 1995), is the second largest off-price family apparel retailer in the United States, and operates 461 stores in 37 states and Puerto Rico.

     T.J. Maxx sells brand name family apparel, accessories, giftware, domestics, women's shoes and fine jewelry at prices generally 20% to 60% below department and specialty store regular prices. T.J. Maxx's target customers are women between the ages of 25 to 50, who typically have families with middle and upper-middle incomes and who generally fit the profile of a department store shopper. Marshalls' target customers fit a profile similar to those of T.J. Maxx. Marshalls' merchandise is also similar to that carried by T.J. Maxx; however, Marshalls offers its customers a full-line shoe department, a larger men's department and costume, rather than fine, jewelry.

     The T.J. Maxx and Marshalls operations have a common buying and merchandising organization. The ability to purchase merchandise at favorable prices and operate with a low cost structure is essential to T.J. Maxx's and Marshalls' off-price mission, which emphasizes quality brand-name merchandise at substantial values to its customers. These chains use opportunistic buying strategies to purchase large quantities of merchandise at significant discounts from initial wholesale prices. Those strategies include special situation purchases, closeouts of current season fashions and out-of-season purchases of basic seasonal items for warehousing until the appropriate selling season. These buying strategies rely heavily on inventory controls that permit a virtually continuous "open-to-buy" position. In addition, highly automated storage and distribution systems track, allocate and deliver an average of 11,000 items per week to each store. T.J. Maxx's computerized warehouse storage, handling and shipping systems permit a continuous evaluation and replenishment of store inventory requirements and the breakdown of manufacturers' bulk shipments into computer-determined individual store allotments by style, size and quantity. Pricing, markdown decisions and store inventory replenishment requirements are determined centrally, using satellite-transmitted information provided by point-of-sale computer terminals; this ensures that substantially all merchandise is sold within targeted selling periods. The Company has a plan for the realignment of the Marshalls and T.J. Maxx distribution facilities, which is expected to be implemented over the next several years. Other administrative functions that have been consolidated include finance, real estate, human resources and systems.

T.J. MAXX STORES

     T.J. Maxx stores are generally located in suburban community shopping centers and average approximately 29,000 gross square feet in size. In recent years, T.J. Maxx has enlarged a number of stores to a larger format, approximately 30,000-40,000 square feet in size, and plans to continue its program of enlarging other successful stores. This larger format allows T.J. Maxx to expand all of its departments, with particular emphasis on its giftware and housewares departments and other non-apparel categories. During fiscal 1998, 18 stores were opened, including 11 of the new larger prototype, and 16 were closed, including 3 of the larger prototype. In addition, 22 existing stores were expanded or relocated to the larger format, bringing the total number of T.J. Maxx stores in the larger format to
274. In fiscal 1999, approximately 26 new stores are planned, most of which are expected to be larger stores, along with the planned expansion of about 6 existing locations, the relocation of approximately 14 existing stores, and the closing of approximately 6 stores. Each T.J. Maxx store is currently serviced by one of the chain's four distribution centers in Worcester, Massachusetts; Evansville, Indiana; Las Vegas, Nevada; and Charlotte, North Carolina.

MARSHALLS STORES

     Marshalls stores average approximately 32,000 gross square feet. During fiscal 1998, 18 Marshalls stores were opened and 11 were closed. In fiscal 1999, approximately 16 new stores are planned, along with approximately 5 closings.

     The operations and strategies of T.J. Maxx and Marshalls have historically been very similar. Prior to the acquisition of Marshalls by TJX, Marshalls had deviated from some of its key strategies, such as everyday low prices, in favor of other marketing ideas, including frequent promotional pricing. The Company believes that restoring Marshalls historical strategies and effecting other improvements, were significant factors in increasing Marshalls level of continued profitability and performance in fiscal 1998. Each Marshalls store is currently serviced by one of four main distribution centers located in Woburn, Massachusetts; Decatur, Georgia; Bridgewater, Virginia; and Chatsworth, California.


                              WINNERS APPAREL LTD.

     The Company acquired the Winners chain in 1990. The Winners acquisition has provided the Company with the opportunity to introduce the concept of off-price apparel retailing to the Canadian market. Since the acquisition, Winners has increased its number of stores from 5 to 76.

     Winners' merchandising concept is substantially similar to that of T.J. Maxx. Winners' stores average 26,000 square feet, and emphasize off-price designer and brand name women's apparel and shoes, lingerie, accessories, domestics, giftware, menswear and children's clothing. In fiscal 1998, Winners expanded certain merchandise categories, including ladies footwear, special sizes, giftware and domestics. In addition, Winners opened 11 stores and expects to open approximately 12 stores in fiscal 1999.

                                    HOMEGOODS

     HomeGoods is a chain of off-price home fashion stores opened in 1992 to expand the Company's off-price presence in the home fashions market. The Company is continuing to develop this business and, during fiscal 1998, store layouts were revamped, inventory levels were reduced to allow more opportunistic buying, and categories such as specialty and seasonal merchandise were refined to help generate repeat business. In addition, the concept of coupling this business with the T.J. Maxx and Marshalls formats was expanded by adding an additional T.J. Maxx N' More store in Massachusetts to the three existing stores in Chicago, and by opening two Marshalls Mega-Stores, one in Florida and one in New York. The HomeGoods stores offer a broad and deep range of home fashion products, including giftware, domestics, rugs, bath accessories, lamps and seasonal merchandise in a no-frills, multi-department format.

     HomeGoods' stand-alone stores currently average approximately 38,000 square feet. HomeGoods occupies approximately 21,000 square feet in the superstore combination formats with T.J. Maxx and Marshalls. HomeGoods opened 3 superstores and closed 1 stand-alone store in fiscal 1998. At fiscal 1998 year end, HomeGoods operated a total of 23 stores, including 6 superstore combinations with the T.J. Maxx and Marshalls formats. For fiscal 1999, approximately 5 new stand-alone stores and 7 additional superstore combinations are planned, along with 1 store closing.

                                    T.K. MAXX

     During fiscal 1995, the Company began testing the off-price family apparel concept in Europe by opening T.K. Maxx stores in the United Kingdom. T.K. Maxx utilizes the same off-price strategy employed by T.J. Maxx, Marshalls and Winners. At the end of fiscal 1998, the Company had a total of 31 stores in the United Kingdom and Ireland and has plans to open approximately 10 stores in fiscal 1999, including 2 stores in the Netherlands.

                                    EMPLOYEES

     At January 31, 1998, the Company had approximately 59,000 employees, many of whom work less than 40 hours per week. In addition, temporary employees are hired during the peak back-to-school and holiday seasons. The Company has collective bargaining agreements with the Union of Needletrades and Textile Employees ("UNITE"), formerly the International Ladies' Garment Workers' Union, covering approximately 3,900 employees in its distribution facilities in Worcester and Mansfield, Massachusetts; Evansville, Indiana; Las Vegas, Nevada; Charlotte, North Carolina; Decatur, Georgia; and Bridgewater, Virginia. New three year agreements, effective January 1, 1998, were ratified by the union workers in Worcester and Las Vegas. Negotiations are currently being conducted with UNITE for an agreement covering Mansfield union workers. The Company considers its labor/management relations and overall employee relations to be good.

                                   COMPETITION

     The retail apparel business is highly competitive. The Company generally competes for customers with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, factory outlet stores and other off-price stores. In recent years, the Company has encountered increased competition from department stores which have become more focused on promotions in an effort to increase their sales volume. Competitive factors important to the Company's customers include fashion, value, merchandise selection, brand name recognition and, to a lesser degree, store location. In addition, because the Company purchases much of its inventory opportunistically, the Company competes for merchandise with other national and regional off-price apparel and other discount outlets. Also, many of the Company's competitors handle identical or similar lines of merchandise and have comparable locations, and some have greater financial resources than the Company. The Company believes that the Marshalls acquisition has enhanced its competitiveness.

                                     CREDIT

     The Company's stores operate primarily on a cash-and-carry basis. Each chain accepts credit sales through programs offered by banks and others.

                            BUYING AND DISTRIBUTION

     The T.J. Maxx and Marshalls chains are serviced by a single centralized buying organization, while each of the other chains has its own centralized buying organization. All of the Company's chains are serviced through their own distribution network. Each T.J. Maxx store is serviced by one of the chain's four distribution centers in Worcester, Massachusetts; Evansville, Indiana; Las Vegas, Nevada; and Charlotte, North Carolina. Shipments are generally made twice a week by contract carrier to each store. Each Marshalls store is serviced by one of the chain's four main distribution centers in Woburn, Massachusetts; Decatur, Georgia; Chatsworth, California; and Bridgewater, Virginia. Winners Apparel Ltd. stores are serviced from a distribution center in Brampton, Ontario, HomeGoods stores are serviced from a distribution center in Mansfield, Massachusetts, and T.K. Maxx stores are serviced from a distribution center in Milton Keynes, England.

                        SAFE HARBOR STATEMENTS UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions and consumer demand and consumer preferences and weather patterns in the U.S., Canada and Europe, particularly the United Kingdom; competitive factors, including continuing pressure from pricing and promotional activities of major competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise, including economic and political problems in countries from which merchandise is imported; currency and exchange rate factors in the Company's foreign operations; risks in the development of new businesses and application of the Company's off-price strategies in foreign countries; acquisition and divestment activities; and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 2. PROPERTIES

     The Company's chains lease virtually all of their store locations. Leases are generally for 10 years with options to extend for one or more 5 year periods. The Company has the right to terminate certain leases before the expiration date under certain circumstances and for a specified payment.

     The approximate average size of a T.J. Maxx store is 29,000 square feet, Marshalls stores average approximately 32,000 square feet, Winners stores are approximately 26,000 square feet on average and T.K. Maxx stores average approximately 26,000 square feet. HomeGoods' stand-alone stores currently average approximately 38,000 square feet and a HomeGoods' portion of a superstore combination format with a T.J. Maxx or Marshalls averages approximately 21,000 square feet. The Company owns four T.J. Maxx distribution facilities - a 526,000 square foot facility in Worcester, Massachusetts; a 983,000 square foot facility in Evansville, Indiana; a 400,000 square foot facility in Las Vegas, Nevada; and a 600,000 square foot facility in Charlotte, North Carolina. The Company owns one of the Marshalls distribution facilities, a 802,000 square foot facility in Decatur, Georgia. In addition, Marshalls leases its other three main distribution facilities - a 824,000 square foot facility in Woburn, Massachusetts; a 190,000 square foot facility in Chatsworth, California; and a 850,000 square foot facility in Bridgewater, Virginia. Winners leases a 391,000 square foot distribution center in Brampton, Ontario and 56,000 square feet of office space in Mississaugau, Ontario. HomeGoods leases a 205,000 square foot distribution center in Mansfield, Massachusetts. T.K. Maxx in the United Kingdom has leased a 158,000 square foot office and distribution facility in Milton Keynes, England and a 16,500 square foot office space in Watford, England. The Company's, T.J. Maxx's, Marshalls' and HomeGoods' executive and administrative offices are located in a 517,000 square foot office facility, which the Company leases in Framingham, Massachusetts along with an additional 192,000 square feet of office space in the Framingham area.

     The table below indicates the approximate gross square footage of stores and distribution center facilities, by division, in operation as of January 31, 1998.

                            (Sq. Ft. in Thousands)
                       Stores       Distribution Centers
                       ------       --------------------
                                    Leased         Owned
                                    ------         -----

   T.J. Maxx           16,873           -          2,509
   Marshalls           14,569       1,864            802
   Winners              1,998         391              -
   HomeGoods              779         205              -
   T.K. Maxx              798         158              -
                       ------       -----          -----
   Total               35,017       2,618          3,311
                       ======       =====          =====


ITEM 3.  LEGAL PROCEEDINGS

     There is no litigation pending against the Company or any of its subsidiaries which the Company believes is material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons are the executive officers of the Company as of the date hereof:

                                         Office and Employment
Name                    Age              During Last Five Years
----                    ---              ----------------------

Bernard Cammarata       58         President, Chief Executive Officer and
                                   Director since 1989, Chairman of the
                                   Company's T.J. Maxx Division from 1986 to
                                   1995 and of the Company's T.J. Maxx and
                                   Marshalls Division ("The Marmaxx Group") since 1995. Executive Vice President of the
                                   Company from 1986 to 1989. President, Chief
                                   Executive Officer and Director of the
                                   Company's former TJX subsidiary from 1987 to 1989; President of T.J. Maxx, 1976 to 1986.

Donald G. Campbell      46         Executive Vice President - Finance since 1996
                                   and Chief Financial Officer of the Company since 1989. Senior Vice President - Finance, from 1989 to 1996. Senior Financial Executive of the Company, 1988 to 1989; Senior Vice
                                   President - Finance and Administration Zayre
                                   Stores Division 1987-1988; Vice President and
                                   Corporate Controller of the Company prior to 1987.

Richard Lesser          63         Executive Vice President of the Company since
                                   1991, Chief Operating Officer of the Company since 1994 and Director of the Company and President of The Marmaxx Group since 1995.
                                   Senior Vice President of the Company
                                   1989-1991 and President of the T.J. Maxx
                                   Division from 1986 to 1994. Senior Executive
                                   Vice President - Merchandising and
                                   Distribution 1986. Executive Vice President -
                                   General Merchandise Manager 1984 to 1986;
                                   Senior Vice President - General Merchandise
                                   Manager 1981 to 1984.

     The foregoing were elected to their current Company offices by the Board of Directors in June 1997. All officers hold office until the next annual meeting of the Board in June 1998 and until their successors are elected and qualified.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information required by this Item is incorporated herein by reference from page 36 of the Annual Report, under the caption "Price Range of Common Stock," and from inside the back cover of the Annual Report, under the caption "Shareholder Information."

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated herein by reference from page 36 of the Annual Report, under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference from pages 37 through 41 of the Annual Report, under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required by this Item is incorporated herein by reference from the last two paragraphs on page 41 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item and not filed with this report as Financial Statement Schedules is incorporated herein by reference from pages 16 through 34 of the Annual Report, under the captions; "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Selected Information by Major Business Segment" and "Notes to Consolidated Financial Statements."

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 31, 1998 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference to the Proxy

Statement. However, information under the captions "Executive Compensation Committee Report" and "Performance Graph" in the Proxy Statement is not so incorporated.

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENT SCHEDULES

     The Financial Statements filed as part of this report are listed and indexed at Page F-1.

(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended January 31, 1998.

(c)  EXHIBITS

     Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

EXHIBIT NO.    DESCRIPTION OF EXHIBIT

3(i).1 Third Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 No. 333-35073.

3(ii).1 The by-laws of the Company, as amended, are incorporated herein by reference to Exhibit (3ii)(a) to the Form 10-K filed for the fiscal year ended January 28, 1995.

4.1 Credit Agreement dated as of September 18, 1997, together with Amendment and Waiver Number 1 dated as of December 17, 1997, among the financial institutions as lenders, The First National

               Bank of Chicago, Bank of America National Trust and Savings Association, The Bank of New York, BankBoston, N.A., certain parties as co-agents, and the Company is filed herewith.

               Each other instrument relates to securities the total amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

10.2 The Employment Agreement dated as of January 26, 1997 with Bernard Cammarata is incorporated herein by reference to Exhibit
               10.2 to the Form 10-K filed for the fiscal year ended January 25, 1997. The Amendment dated as of January 26, 1998 and the Amendment dated as of April 8, 1998 to such Employment Agreement are filed herewith. *

10.3 The Amended and Restated Employment Agreement dated as of January 31, 1998 with Richard Lesser is filed herewith. *

10.4 The Amended and Restated Employment Agreement dated as of January 31, 1998 with Donald G. Campbell is filed herewith. *

10.5 The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997. *

10.6 The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.7 The 1986 Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 No. 333-35073. *

10.8 The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997. *

10.9 The General Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

10.10 The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. *

10.11 The 1993 Stock Option Plan for Non-Employee Directors, as amended, is filed herewith. *

10.12 The Deferred Stock Plan for Non-Employee Directors effective January 1, 1998 is filed herewith. *

10.13 The form of Indemnification Agreement between the Company and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

10.14 The Trust Agreement dated as of April 8, 1988 between the Company and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.15 The Trust Agreement dated as of April 8, 1988 between the Company and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.16 Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated October 14, 1995.

10.17 Amendment Number One dated as of November 17, 1995 to the Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated November 17, 1995.

10.18 Asset Purchase Agreement dated as of October 18, 1996 between the Company and Brylane, L.P. is incorporated herein by reference to the Current Report on Form 8-K dated October 18, 1996.

10.19 The Distribution Agreement dated as of May 1, 1989 between the Company and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between the Company and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.

10.20 The Indemnification Agreement dated as of April 18, 1997 by and between the Company and BJ's Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.

11             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

               This statement is filed herewith.

13             ANNUAL REPORT TO SECURITY HOLDERS.

               Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1998 are filed herewith.

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




                                           THE TJX COMPANIES, INC.



Dated:  April 29, 1998
                                           /s/ Donald G. Campbell
                                           -----------------------------------
                                           Donald G. Campbell
                                           Executive Vice President - Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





/s/ Bernard Cammarata                            /s/ Donald G. Campbell
-----------------------------------              ------------------------------
Bernard Cammarata, President                     Donald G. Campbell, Executive
and Principal Executive Officer                  Vice President - Finance,
and Director                                     Principal Financial and
                                                 Accounting Officer



PHYLLIS B. DAVIS*                                JOHN F. O'BRIEN*
-----------------------------------              ------------------------------
Phyllis B. Davis, Director                       John F. O'Brien, Director




DENNIS F. HIGHTOWER*                             ROBERT F. SHAPIRO*
-----------------------------------              ------------------------------
Dennis F. Hightower, Director                    Robert F. Shapiro, Director




RICHARD LESSER*                                  WILLOW B. SHIRE*
-----------------------------------              ------------------------------
Richard Lesser, Director                         Willow B. Shire, Director




ARTHUR F. LOEWY*                                 FLETCHER H. WILEY*
-----------------------------------              ------------------------------
Arthur F. Loewy, Director                        Fletcher H. Wiley, Director



JOHN M. NELSON*
-----------------------------------
John M. Nelson, Director


                                            * BY /s/ DONALD G. CAMPBELL
                                                 ------------------------------
                                                 Donald G. Campbell
Dated: April 29, 1998                            as attorney-in-fact

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549









                             THE TJX COMPANIES, INC.











                                    FORM 10-K

                                  ANNUAL REPORT










                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







                           For the Fiscal Years Ended
                       January 31, 1998, January 25, 1997
                              and January 27, 1996

                    THE TJX COMPANIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          For Fiscal Years Ended January 31, 1998, January 25, 1997 and
                                January 27, 1996



Report of Independent Accountants                                           35*

Consent of Independent Accountants                                         F-2

Selected Quarterly Financial Data (Unaudited)                               42*

Consolidated Financial Statements:

        Consolidated Statements of Income for the fiscal years
        ended January 31, 1998, January 25, 1997 and
        January 27, 1996                                                    16*

        Consolidated Balance Sheets as of January 31, 1998
        and January 25, 1997                                                17*

        Consolidated Statements of Cash Flows for the fiscal
        years ended January 31, 1998, January 25, 1997 and
        January 27, 1996                                                    18*

        Consolidated Statements of Shareholders' Equity for
        the fiscal years ended January 31, 1998, January 25,
        1997 and January 27, 1996                                           19*

        Notes to Consolidated Financial Statements                       21-34*




* Refers to page numbers in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 1998, certain portions of which pages are incorporated by reference in Part II, Item 8 of this report as indicated.

                       CONSENT OF INDEPENDENT ACCOUNTANTS



     We consent to the incorporation by reference in the Registration Statements of The TJX Companies, Inc. on Form S-3 (File Nos. 333-5501 and 33-60059) and on Forms S-8 (File Nos. 333-23613, 33-49747, 33-12220 and 333-35073) of our report dated March 3, 1998 on our audits of the consolidated financial statements of The TJX Companies, Inc. as of January 31, 1998 and January 25, 1997 and for the years ended January 31, 1998, January 25, 1997 and January 27, 1996 which report is incorporated by reference in this Annual Report on Form 10-K.


Boston, Massachusetts
April 29, 1998                                   Coopers & Lybrand L.L.P.

                                  Exhibit Index

Exhibit
No.            Description of Exhibit
---            ----------------------

3(i).1 Third Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 No. 333-35073.

3(ii).1 The by-laws of the Company, as amended, are incorporated herein by reference to Exhibit (3ii)(a) to the Form 10-K filed for the fiscal year ended January 28, 1995.

4.1 Credit Agreement dated as of September 18, 1997, together with Amendment and Waiver Number 1 dated as of December 17, 1997, among the financial institutions as lenders, The First National Bank of Chicago, Bank of America National Trust and Savings Association, The Bank of New York, BankBoston, N.A., certain parties as co-agents, and the Company is filed herewith.

               Each other instrument relates to securities the total amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

10.2 The Employment Agreement dated as of January 26, 1997 with Bernard Cammarata is incorporated herein by reference to Exhibit
               10.2 to the Form 10-K filed for the fiscal year ended January 25, 1997. The amendment dated January 26, 1998 and the amendment dated as of April 8, 1998 to such Employment Agreement are filed herewith. *

10.3 The Amended and Restated Employment Agreement dated as of January 31, 1998 with Richard Lesser is filed herewith. *

10.4 The Amended and Restated Employment Agreement dated as of January 31, 1998 with Donald G. Campbell is filed herewith. *

10.5 The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997. *

10.6 The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.7 The 1986 Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 No. 333-35073.

10.8 The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997. *

10.9 The General Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

10.10 The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. *

10.11 The 1993 Stock Option Plan for Non-Employee Directors, as amended, is filed herewith.*

10.12 The Deferred Stock Plan for Non-Employee Directors effective January 1, 1998 is filed herewith. *

10.13 The form of Indemnification Agreement between the Company and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

10.14 The Trust Agreement dated as of April 8, 1988 between the Company and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.15 The Trust Agreement dated as of April 8, 1988 between the Company and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.16 Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated October 14, 1995.

10.17 Amendment Number One dated as of November 17, 1995 to the Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated November 17, 1995.

10.18 Asset Purchase Agreement dated as of October 18, 1996 between the Company and Brylane, L.P. is incorporated herein by reference to the Current Report on Form 8-K dated October 18, 1996.

10.19 The Distribution Agreement dated as of May 1, 1989 between the Company and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between the Company and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.

10.20 The Indemnification Agreement dated as of April 18, 1997 by and between the Company and BJ's Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.

11             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

               This statement is filed herewith.

13             ANNUAL REPORT TO SECURITY HOLDERS.

               Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1998 are filed herewith.

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