Form 10-Q
period 1998-05-02
TJX COMPANIES INC /DE/
filed 1998-06-16
CIK 109198

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


For Quarter Ended May 2, 1998
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

The number of shares of Registrant's common stock outstanding as of May 30, 1998; 158,581,150.
                                   PAGE 2
                        PART I FINANCIAL INFORMATION
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF INCOME
                                 (UNAUDITED)
                DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                       Thirteen Weeks Ended
                                                       May 2,     April 26,
                                                         1998          1997

Net sales                                          $1,775,847    $1,560,150

Cost of sales, including buying and
   occupancy costs                                  1,330,261     1,202,619

Selling, general and administrative expenses          299,835       273,738

Interest expense (income), net                            (42)          855

Income before income taxes                            145,793        82,938

Provision for income taxes                             58,026        34,477

Net income                                             87,767        48,461

Preferred stock dividends                               1,250         2,625

Net income available to common shareholders        $   86,517    $   45,836


Earnings per share:
   Basic                                                $ .54         $ .29
   Diluted                                                .52           .27

Cash dividends per common share                         $ .06         $ .05


The accompanying notes are an integral part of the financial statements.

                                   PAGE 3
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEETS
                                 (UNAUDITED)
                                IN THOUSANDS

                                           May 2,   January 31,   April 26,
                                             1998          1998        1997

ASSETS
Current assets:
  Cash and cash equivalents            $  327,391    $  404,369  $  397,127
  Accounts receivable                      90,691        60,735      91,528
  Merchandise inventories               1,381,321     1,190,170   1,384,397
  Prepaid expenses                         47,707        27,357      16,486
      Total current assets              1,847,110     1,682,631   1,889,538

Property, at cost:
  Land and buildings                      113,099       108,729     103,067
  Leasehold costs and improvements        494,072       480,964     436,692
  Furniture, fixtures and equipment       633,526       611,470     548,903
                                        1,240,697     1,201,163   1,088,662
  Less accumulated depreciation
    and amortization                      545,821       515,027     445,415
                                          694,876       686,136     643,247

Other assets                               22,845        36,645      41,186
Goodwill and tradename,
  net of amortization                     202,785       204,220     214,560

TOTAL ASSETS                           $2,767,616    $2,609,632  $2,788,531

LIABILITIES
Current liabilities:
  Short-term debt                      $    6,972    $        -  $    2,632
  Current installments of
    long-term debt                         22,779        23,360      26,234
  Accounts payable                        739,880       582,791     713,699
  Accrued expenses and other
    current liabilities                   547,995       553,643     581,972
  Federal and state income taxes
    payable                                85,098        57,863      43,051
      Total current liabilities         1,402,724     1,217,657   1,367,588

Long-term debt exclusive of
  current installments
    Real estate mortgages                       -             -      22,391
    Promissory notes                        1,045         1,127       1,985
    General corporate debt                219,901       219,897     219,887

Deferred income taxes                       2,670         6,859       8,685

SHAREHOLDERS' EQUITYPreferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  cumulative convertible stock of:
    670,900 shares of 7% Series E          67,090        72,730     150,000
Common stock, authorized 300,000,000
  shares, par value $1, issued and
  outstanding 158,728,677;
  159,901,247 and 79,720,729 shares       158,729       159,901      79,720
Additional paid-in capital                109,070       202,053     431,825
Retained earnings                         806,387       729,408     506,450

      Total shareholders' equity        1,141,276     1,164,092   1,167,995

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $2,767,616    $2,609,632  $2,788,531

The accompanying notes are an integral part of the financial statements.

                                   PAGE 4
            THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                IN THOUSANDS
                                                      Thirteen Weeks Ended
                                                      May 2,     April 26,
                                                        1998          1997
Cash flows from operating activities:
  Net income                                       $  87,767     $  48,461
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                    32,573        29,899
     Property disposals                                  405         2,615
     Other                                              (829)        1,942
     Changes in assets and liabilities:
      (Increase) in accounts receivable              (29,956)      (34,253)
      (Increase) in merchandise inventories         (191,151)     (324,892)
      (Increase) in prepaid expenses                 (20,350)         (107)
      Increase in accounts payable                   157,089       179,754
      Increase (decrease) in accrued expenses
       and other current liabilities                  (5,648)        4,926
      Increase (decrease) in income taxes payable     27,235        (1,114)
      Increase (decrease) in deferred income
       taxes                                          (1,469)        1,365

Net cash provided by (used in) operating
  activities                                          55,666       (91,404)

Cash flows from investing activities:
  Property additions                                 (39,341)      (33,763)
  Proceeds from sale of other assets                   8,338             -
Net cash (used in) investing activities              (31,003)      (33,763)

Cash flows from financing activities:
  Proceeds from borrowings of short-term debt          6,972         2,632
  Principal payments on long-term debt                  (663)       (1,056)
  Common stock repurchased                          (103,329)            -
  Proceeds from sale and issuance of common
   stock, net                                          6,167         2,139
  Cash dividends                                     (10,788)      (10,604)
Net cash (used in) financing activities             (101,641)       (6,889)

Net cash (used in) continuing operations             (76,978)     (132,056)
Net cash provided by discontinued operations               -        54,451
Net (decrease) in cash and cash equivalents          (76,978)      (77,605)
Cash and cash equivalents at beginning of year       404,369       474,732

Cash and cash equivalents at end of period         $ 327,391     $ 397,127

The accompanying notes are an integral part of the financial statements.
                                  PAGE 5

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

                     Thirteen Weeks Ended May 2, 1998
                 Versus Thirteen Weeks Ended April 26, 1997


Historical earnings per share amounts have been restated to reflect the June 1997 two-for-one stock split. All reference to earnings per share amounts are diluted earnings per share unless otherwise indicated.

Net sales from continuing operations for the first quarter were $1,775.8 million, up 14% from $1,560.2 million last year. The increase in sales is attributable to an increase in same store sales, new stores and also the benefit associated with a shift in the Company's fiscal reporting period as last year's first quarter reporting period ended one week earlier than this year's first quarter reporting period. Same store sales, on a comparable 13 week basis, increased 6% at T.J. Maxx, 9% at Marshalls, 12% at Winners, 8% at T.K. Maxx and 8% at HomeGoods.

Net income for the first quarter was $87.8 million, or $.52 per common share, versus $48.5 million, or $.27 per common share last year.

The following table sets forth operating results expressed as a percentage of net sales (continuing operations):
                                                  Percentage of Net Sales
                                                      13 Weeks Ended
                                                  5/2/98          4/26/97

Net sales                                         100.0%           100.0%
Cost of sales, including buying
  and occupancy costs                              74.9             77.1
Selling, general and administrative
  expenses                                         16.9             17.5
Interest expense (income), net                        -               .1

Income before income taxes                          8.2%             5.3%

Cost of sales including buying and occupancy costs as a percent of net sales decreased from the prior year. This improvement reflects improved merchandise margins at T.J. Maxx and Marshalls, strong inventory management and the strong growth in sales.

Selling, general and administrative expenses, as a percentage of net sales, decreased from the prior year. The improvement in this ratio is primarily due to the strong sales performance.

Interest expense (income), net, includes $5.9 million of interest income this year versus $6.2 million last year. Gross interest expenses decreased
                                  PAGE 6

due to the early write off of deferred financing costs associated with the Company's replacement, in September 1997, of its former revolving credit agreement, as well as the benefit of reduced fees associated with the new agreement.

The Company's effective income tax rate is 39.8% for the first quarter of fiscal 1999 versus 41.6% in the first quarter last year. This reduction is due to a lower effective state income tax rate, the impact of foreign operations and a favorable tax benefit associated with a charitable donation of appreciated property.

The following table sets forth the operating results of the Company's major business segments: (unaudited)

                                                     Thirteen Weeks Ended
                                                     May 2,     April 26,
                                                       1998          1997
                                                        (In Thousands)
Net sales:
   Off-price family apparel stores               $1,750,465    $1,539,757
   Off-price home fashion stores                     25,382        20,393
                                                 $1,775,847    $1,560,150

Operating income (loss):
   Off-price family apparel stores               $  167,361    $  106,203
   Off-price home fashion stores                     (2,256)       (2,833)
                                                    165,105       103,370

General corporate expense                            18,701        18,924
Goodwill amortization                                   653           653
Interest expense (income), net                          (42)          855

Income before income taxes                       $  145,793    $   82,938

The off-price family apparel stores segment, T.J. Maxx, Marshalls, Winners, T.K. Maxx and A.J. Wright significantly increased its operating income. These results reflect strong inventory management and the strong sales performance on top of strong gains in the prior year. General corporate expense includes a charge of $4 million this year versus $10 million last year associated with a deferred compensation award, initially denominated in shares of the Company's common stock, granted to the Company's Chief Executive Officer in the first quarter of fiscal 1998.

Stores in operation at the end of the period are as follows:

                                 May 2, 1998          April 26, 1997

      T.J. Maxx                       587                    577
      Marshalls                       462                    457
      Winners                          79                     68
      HomeGoods                        25                     21
      T.K. Maxx                        31                     20




                                  PAGE 7

Financial Condition

Cash flows from operating activities for the three months reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements and are largely influenced by the change in inventory from year-end levels. Cash generated from operations has allowed the Company to maintain a strong cash position.

In February 1998, the Company completed its $250 million stock buyback program initiated in June 1997, and announced its intention to purchase an additional $250 million of the Company's common stock. During the first quarter ended May 2, 1998, the Company repurchased a combined total of 2.4 million shares at a cost of $103.3 million.

On April 8, 1998, the Company approved a second two-for-one stock split to be effected in the form of a 100% stock dividend which was subject to approval by the shareholders of an increase in the number of authorized shares of the Company's common stock. On June 2, 1998, the shareholders approved a proposed increase in the number of authorized shares of common stock making the two-for-one stock split effective. The split will be paid on June 25, 1998 to shareholders of record June 11, 1998. During the Company's second quarter reporting period, the Company will reflect the issuance of the new shares and all historical earnings per share amounts will be restated to reflect the June 1998 two-for-one stock split.
Earnings per share amounts presented in these financial statements are presented on a pre-June 1998 stock split basis.

The Company has developed plans to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements. The Company expects to spend the aggregate of approximately $10 million on conversion costs, primarily in fiscal years 1998 and 1999. There can be no guarantee that a failure to resolve a year 2000 issue by the Company or a third party whose systems may interface with the Company, would not have a material effect on the Company.

                                  PAGE 8

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

3. The Company's cash payments for interest expense and income taxes are as follows:
                                                    Thirteen Weeks Ended
                                                    May 2,     April 26,
                                                      1998          1997
                                                       (In Thousands)
   Cash paid for:
     Interest on debt                              $ 2,699       $ 3,079
     Income taxes                                   32,908        34,226

4. In October 1988, the Company completed the sale of its former Zayre Stores division to Ames Department Stores, Inc. ("Ames"). In April 1990, Ames filed for protection under Chapter 11 of the Federal Bankruptcy Code and in December 1992, Ames emerged from bankruptcy under a plan of reorganization.

   The Company remains contingently liable for the leases of most of the former Zayre stores still operated by Ames. In addition, the Company is contingently liable on a number of leases of the Hit or Miss division, the Company's former off-price women's specialty stores, sold on September 30, 1995. The Company believes that the Company's contingent liability on these leases will not have a material effect on the Company's financial condition.

   The Company is also contingently liable on certain leases of its former warehouse club operations (BJ's Wholesale Club and HomeBase), which was spun off by the Company in fiscal 1990 as Waban Inc. During fiscal 1998, Waban Inc. was renamed HomeBase, Inc. and spun-off its BJ's Wholesale Club division (BJ's Wholesale Club, Inc.). HomeBase, Inc., and BJ's Wholesale Club, Inc. are primarily liable on their respective leases and have indemnified the Company for any amounts the Company may have to pay with respect to such leases. In addition, HomeBase, Inc., BJ's Wholesale Club, Inc. and the Company have entered into agreements under which BJ's Wholesale Club, Inc. has substantial indemnification responsibility with respect to such HomeBase, Inc. leases. The Company is also contingently liable on certain leases of BJ's Wholesale Club, Inc. for which both BJ's Wholesale Club, Inc. and HomeBase, Inc. remain
                                  PAGE 9

   liable. The Company believes that its contingent liability on the HomeBase, Inc. and BJ's Wholesale Club, Inc. leases will not have a material effect on the Company's financial condition.

5. In June 1997, the Company distributed a two-for-one stock split. All historical earnings per share have been restated to reflect the June 1997 stock split.

6. The computation of basic and diluted earnings per share is as follows:

                                                       13 Weeks Ended
                                                      May 2,   April 26,
                                                        1998        1997
                             ($'s in thousands except per share amounts)

   Net income (Numerator in diluted calculation)     $87,767     $48,461
   Less preferred dividends                            1,250       2,625
   Net income available to common shareholders
     (Numerator in basic calculation)                $86,517     $45,836

   Shares for basic and diluted earnings per
     share calculations:
     Average common shares outstanding for
      basic EPS                                  159,666,683 159,272,616
     Dilutive effect of stock options and awards 2,768,659 1,699,268 Dilutive effect of convertible
      preferred stock                              7,719,831  16,195,546
   Average common shares outstanding
     for diluted EPS                             170,155,173 177,167,430

          Basic earnings per share                     $0.54       $0.29
          Diluted earnings per share                   $0.52       $0.27

7. The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), in the first quarter ended May 2, 1998. The components of other comprehensive income for the Company generally include foreign currency translation adjustments of its foreign subsidiaries (including related hedging activity) and unrealized gains and losses on marketable securities. Restatement of prior period information is required. The computation of comprehensive income follows:

                                                      May 2,   April 26,
                                                        1998        1997
                                                        (In Thousands)

   Net income                                        $87,767     $48,461
     Other comprehensive income (loss) net of
       reclassification adjustments                   (3,806)       (268)
   Total comprehensive income                        $83,961     $48,193

   Cumulative other comprehensive income, included as a component of additional paid in capital, is as follows:

                                           May 2, January 31,  April 26,
                                             1998        1998       1997
                                                  (In Thousands)

   Cumulative other comprehensive
     income (loss)                          $(490)     $3,316    $(1,308)

PART II.     Other Information

Item 4       Submission of Matters to a Vote of Security Holders

             The Company held its Annual Meeting of Stockholders on June 2, 1998. The following were voted upon at the Annual Meeting:

             Election of Directors                For          Withheld

             Richard G. Lesser                140,838,986     1,785,450
             John M. Nelson                   140,843,145     1,781,291

             In addition to those elected, the following are directors whose term of office continued after the Annual Meeting:

             Bernard Cammarata
             Phyllis B. Davis
             Dennis F. Hightower
             Arthur F. Loewy
             John F. O'Brien
             Robert F. Shapiro
             Willow B. Shire
             Fletcher H. Wiley

             Proposal for the approval to amend Article Fourth of the Company's Third Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 300,000,000 to 600,000,000.

                      For                      138,209,564
                      Against                    4,198,054
                      Abstain                      216,818
                      Broker non-votes                   0

Item 6(b)    Reports on Form 8-K

             The Company was not required to file a current report on Form 8-K during the quarter ended May 2, 1998.

                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE TJX COMPANIES, INC.
                              (Registrant)



     Date: June 16, 1998



                              /s/ Donald G. Campbell
                              Donald G. Campbell, Executive Vice
                              President - Finance, on behalf
                              of The TJX Companies, Inc. and as
                              Principal Financial and Accounting
                              Officer of The TJX Companies, Inc.