Form 10-Q
period 1998-08-01
TJX COMPANIES INC /DE/
filed 1998-09-14
CIK 109198

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

For Quarter Ended August 1, 1998
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
                                       ---    ---

The number of shares of Registrant's Common Stock outstanding as of August 29, 1998: 314,622,327.

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                    Thirteen Weeks Ended
                                                 --------------------------
                                                  August 1,        July 26,
                                                       1998            1997
                                                 ----------       ---------

Net sales                                        $1,864,236      $1,698,372
                                                 ----------      ----------

Cost of sales, including buying and
   occupancy costs                                1,418,490       1,323,261

Selling, general and administrative expenses        303,332         283,788

Interest expense, net                                 1,425           1,545
                                                 ----------      ----------

Income before income taxes                          140,989          89,778

Provision for income taxes                           56,113          37,200
                                                 ----------      ----------

Net income                                           84,876          52,578

Preferred stock dividends                             1,238           4,601
                                                 ----------      ----------

Net income available to common shareholders      $   83,638      $   47,977
                                                 ==========      ==========

Earnings per share:
   Basic                                         $      .26       $     .15
   Diluted                                       $      .25       $     .15

Cash dividends per common share                  $      .03       $    .025


The accompanying notes are an integral part of the financial statements.

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                   Twenty-Six Weeks Ended
                                                 --------------------------
                                                  August 1,        July 26,
                                                       1998            1997
                                                 ----------      ----------

Net sales                                        $3,640,083      $3,258,522
                                                 ----------      ----------

Cost of sales, including buying and
  occupancy costs                                 2,748,751       2,525,880

Selling, general and administrative expenses        603,167         557,526

Interest expense, net                                 1,383           2,400
                                                 ----------      ----------

Income before income taxes                          286,782         172,716

Provision for income taxes                          114,139          71,677
                                                 ----------      ----------

Net income                                          172,643         101,039

Preferred stock dividends                             2,488           7,226
                                                 ----------      ----------

Net income available to common shareholders      $  170,155      $   93,813
                                                 ==========      ==========


Earnings per share:
    Basic                                        $      .53      $      .29
    Diluted                                      $      .51      $      .28

Cash dividends per common share                  $      .06      $      .05


The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                        August 1,   January 31,    July 26,
                                             1998          1998        1997
                                       ----------    ----------  ----------

ASSETS
------
Current assets:
  Cash and cash equivalents            $   58,017    $  404,369  $  138,232
  Accounts receivable                      81,493        60,735      75,691
  Merchandise inventories               1,469,956     1,190,170   1,421,529
  Prepaid expenses                         63,627        27,357      34,462
                                       ----------    ----------  ----------
      Total current assets              1,673,093     1,682,631   1,669,914
                                       ----------    ----------  ----------

Property, at cost:
  Land and buildings                      113,911       108,729     103,542
  Leasehold costs and improvements        514,437       480,964     456,091
  Furniture, fixtures and equipment       663,190       611,470     572,360
                                       ----------    ----------  ----------
                                        1,291,538     1,201,163   1,131,993
  Less accumulated depreciation
    and amortization                      576,215       515,027     471,070
                                       ----------    ----------  ----------
                                          715,323       686,136     660,923

Other assets                               22,837        36,645      47,330
Goodwill and tradename,
  net of amortization                     201,235       204,220     213,079
                                       ----------    ----------  ----------

TOTAL ASSETS                           $2,612,488    $2,609,632  $2,591,246
                                       ==========    ==========  ==========

LIABILITIES
-----------
Current liabilities:
  Short-term debt                      $    6,613    $        -  $    7,966
  Current installments of
    long-term debt                         22,669        23,360      17,716
  Accounts payable                        639,188       582,791     576,964
  Accrued expenses and other
    current liabilities                   566,190       553,643     559,885
  Federal and state income taxes
    payable                                32,361        57,863       4,020
                                       ----------    ----------  ----------
      Total current liabilities         1,267,021     1,217,657   1,166,551
                                       ----------    ----------  ----------

Long-term debt exclusive of
  current installments:
    Real estate mortgages                       -             -      21,827
    Equipment notes                           738         1,127       1,544
    General corporate debt                219,904       219,897     219,891

Deferred income taxes                         952         6,859      12,541

SHAREHOLDERS' EQUITY
--------------------
Preferred stock at face value,
  authorized 5,000,000 shares, par
  value $1, issued and outstanding
  632,600; 727,300; and 1,204,100
  shares of Series E cumulative
  convertible stock                        63,260        72,730     120,410
Common stock, authorized 600,000,000
  shares, par value $1, issued and
  outstanding 314,772,568; 159,901,247;
  and 161,218,240 shares                  314,772       159,901     161,218
Additional paid-in capital                      -       202,053     340,920
Retained earnings                         745,841       729,408     546,344
                                       ----------    ----------  ----------

      Total shareholders' equity        1,123,873     1,164,092   1,168,892
                                       ----------    ----------  ----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $2,612,488    $2,609,632  $2,591,246
                                       ==========    ==========  ==========

The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                      Twenty-Six Weeks Ended
                                                      -----------------------
                                                      August 1,      July 26,
                                                           1998          1997
                                                      ---------     ---------
Cash flows from operating activities:
  Net income                                          $ 172,643     $ 101,039
   Adjustments to reconcile net income
    to net cash (used in) operating activities:
     Depreciation and amortization                       65,585        60,633
     Property disposals                                   1,391         5,036
     Other                                                 (622)         (100)
     Changes in assets and liabilities:
       (Increase) in accounts receivable                (20,758)      (18,416)
       (Increase) in merchandise inventories           (279,786)     (362,024)
       (Increase) in prepaid expenses                   (36,270)      (18,083)
       Increase in accounts payable                      56,397        43,019
       Increase in accrued expenses
        and other current liabilities                    12,547        11,644
       (Decrease) in income taxes payable               (25,502)      (40,145)
       Increase (Decrease) in deferred income taxes      (2,934)        2,730
                                                      ---------     ---------
Net cash (used in) operating activities                 (57,309)     (214,667)
                                                      ---------     ---------

Cash flows from investing activities:
  Property additions                                    (94,235)      (80,966)
  Proceeds from sale of other assets                      8,338             -
  Proceeds adjustment for sale of Chadwick's                  -       (28,805)
                                                      ---------     ---------
Net cash (used in) investing activities                 (85,897)     (109,771)
                                                      ---------     ---------

Cash flows from financing activities:
  Proceeds from borrowings of short-term debt             6,613         7,966
  Principal payments on long-term debt                   (1,080)      (10,579)
  Common stock repurchased                             (194,486)      (45,580)
  Proceeds from sale and issuance of common
   stock, net                                             7,340         4,469
  Cash dividends                                        (21,533)      (22,789)
                                                      ---------     ---------
Net cash (used in) financing activities                (203,146)      (66,513)
                                                      ---------     ---------

Net cash (used in) continuing operations               (346,352)     (390,951)
Net cash provided by discontinued operations                  -        54,451
                                                      ---------     ---------
Net (decrease) in cash and cash equivalents            (346,352)     (336,500)

Cash and cash equivalents at beginning of year          404,369       474,732
                                                      ---------     ---------

Cash and cash equivalents at end of period            $  58,017     $ 138,232
                                                      =========     =========

The accompanying notes are an integral part of the financial statements.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                      -------------------------------------

    Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended August 1, 1998
         Versus Thirteen Weeks and Twenty-Six Weeks Ended July 26, 1997
         --------------------------------------------------------------

Net sales from continuing operations for the second quarter were $1,864.2 million, up 10% from $1,698.4 million last year. For the six months, net sales from continuing operations were $3,640.0 million, up 12% from $3,258.5 million for the same period last year. The increase in sales is primarily attributable to an increase in same store sales and new stores. Same store sales for the second quarter increased by 6% at T.J. Maxx, 7% at Marshalls, 17% at Winners, 6% at HomeGoods and 13% at T.K. Maxx. Same store sales for the six months increased by 6% at T.J. Maxx, 8% at Marshalls, 14% at Winners, 7% at HomeGoods and 10% at T.K. Maxx.

Net income for the second quarter was $84.9 million, or $.25 per common share (diluted) versus $52.6 million, or $.15 per common share. For the six months, net income was $172.6 million, or $.51 per common share versus $101 million, or $.28 per common share.

The following table sets forth operating results expressed as a percentage of net sales:

                                             Percentage of Net Sales
                                      --------------------------------------
                                       13 Weeks Ended       26 Weeks Ended
                                      ----------------    ------------------
                                      8/1/98   7/26/97    8/1/98     7/26/97
                                      ------   -------    ------     -------

Net sales                             100.0%    100.0%    100.0%      100.0%
                                      -----     -----     -----       -----
Cost of sales, including buying
  and occupancy costs                  76.1      77.9      75.5        77.5
Selling, general and administrative
  expenses                             16.2      16.7      16.5        17.1
Interest expense, net                    .1        .1        .1          .1
                                      -----     -----     -----       -----
Income before income taxes              7.6%      5.3%      7.9%        5.3%
                                      =====     =====     =====       =====

Cost of sales, including buying and occupancy costs as a percent of net sales, decreased in both periods from the prior year. The improvement in both periods reflects improved merchandise margins, particularly at T.J. Maxx and Marshalls resulting from strong inventory management and strong growth in sales.

Selling, general and administrative expenses, as a percentage of net sales decreased in both periods from the prior year. The improvement in this ratio is primarily due to the strong sales performance.

Interest expense, net, includes income of $5.0 million in the second quarter and $10.9 million in the first six months of the current year, versus interest income of $5.3 million and $11.4 million for the quarter and six months ended last year. Gross interest expenses decreased due to the early write-off of deferred financing costs associated with the Company's replacement, in September 1997, of its former revolving credit agreement, as well as the benefit of reduced fees associated with the new agreement.

The Company's effective income tax rate is 39.8% for the quarter ended and six months ended August 1, 1998 versus 41.4% and 41.5% for the second quarter and six months ended last year, respectively. This reduction is due to a lower effective state income tax rate, the impact of foreign operations and a favorable tax benefit associated with a charitable donation of appreciated property.

The following table sets forth the operating results of the Company's major business segments: (unaudited)

                                          (In Thousands)

                             Thirteen Weeks Ended       Twenty-Six Weeks Ended
                           ------------------------   -------------------------
                            August 1,      July 27,    August 1,       July 26,
                                 1998          1997         1998           1997
                           ----------    ----------   ----------     ----------
Net sales:
  Off-price family
    apparel stores         $1,837,419    $1,677,034   $3,587,884     $3,216,791
  Off-price home
    fashion stores             26,817        21,338       52,199         41,731
                           ----------    ----------   ----------     ----------
                           $1,864,236    $1,698,372   $3,640,083     $3,258,522
                           ==========    ==========   ==========     ==========

Operating income (loss):
  Off-price family
    apparel stores         $  157,470    $  110,369   $  324,831     $  216,572
  Off-price home
    fashion stores             (2,246)       (3,706)      (4,502)        (6,539)
                           ----------    ----------   ----------     ----------
                              155,224       106,663      320,329        210,033

General corporate expense      12,158        14,686       30,859         33,610
Goodwill amortization             652           654        1,305          1,307
Interest expense, net           1,425         1,545        1,383          2,400
                           ----------    ----------   ----------     ----------

Income before
  income taxes             $  140,989    $   89,778   $  286,782     $  172,716
                           ==========    ==========   ==========     ==========

The off-price family apparel stores segment, T.J. Maxx, Marshalls, Winners, T.K. Maxx and A.J. Wright, significantly increased its operating income for both the second quarter and six months. These results reflect strong inventory management and the strong sales performance. The decline in general corporate expense in both periods reflects higher charges in the prior year associated with a deferred compensation award (initially denominated in shares of the Company's common stock), granted to the Company's Chief Executive Officer in the first quarter of fiscal 1998.

Stores in operation at the end of the period are as follows:

                               August 1, 1998       July 26, 1997
                               --------------       -------------

      T.J. Maxx                      593                 578
      Marshalls                      464                 453
      Winners                         81                  68
      HomeGoods                       25                  21
      T.K. Maxx                       35                  21

FINANCIAL CONDITION

Cash flows from operating activities for the six months reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements.

In February 1998, the Company completed its $250 million stock buyback program initiated in June 1997, and announced its intention to purchase an additional $250 million of the Company's common stock. During the first six months ended August 1, 1998, the Company repurchased a combined total of 8,387,000 shares (adjusted for the June 1998 stock split) at a cost of $194.5 million.

On April 8, 1998, the Company approved a two-for-one stock split to be effected in the form of a 100% stock dividend which was subject to approval by the shareholders of an increase in the number of authorized shares of the Company's common stock. On June 2, 1998, the Company's shareholders approved the increase making the two-for-one stock split effective. The split was distributed on June 25, 1998 to shareholders of record on June 11, 1998 and resulted in the issuance of 158.9 million shares of common stock. All historical earnings per share amounts have been restated to reflect the two-for-one stock split as well as the two-for-one stock split distributed in June 1997.

The following table (unaudited) sets forth the shareholders' equity transactions for the six months ended August 1, 1998: (Dollars In Millions)

                                Prfd    Common
                               Stock     Stock    Add'l
                                Face      Par    Paid-In    Retained
                               Value     Value   Capital    Earnings     Total
                              -------   ------   -------    --------   --------

Balance, January 31, 1998      $72.7    $159.9   $ 202.0     $729.4    $1,164.0

Net income                         -         -         -      172.6       172.6

Cash dividends:
   Preferred                       -         -         -       (2.5)       (2.5)
   Common                          -         -         -      (19.0)      (19.0)

Conversion of Series E
  cumulative convertible
  preferred stock into common   (9.5)      1.0       8.5         -            -

Common stock repurchased           -      (5.7)   (118.6)     (70.2)     (194.5)

Stock split                        -     158.9     (96.3)     (62.6)          -

Issuance of common
  stock under stock
  incentive plan                   -        .7       7.7          -         8.4

Comprehensive income (loss)        -         -      (3.3)      (1.9)       (5.2)
                               -----    ------   -------     ------    --------

Balance, August 1, 1998        $63.2    $314.8   $     -     $745.8    $1,123.8
                               =====    ======   =======     ======    ========

The Company has developed plans to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems have been assessed and plans have been developed, to address systems modification requirements. The Company expects to spend an aggregate of approximately $12 million on conversion costs in fiscal years 1998 through 2000. The Company has spent approximately $6 million on conversion costs to date. There can be no guarantee that a failure to resolve a year 2000 issue by the Company or a third party whose systems may interface with the Company, would not have a material effect on the Company.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first six months are not necessarily indicative of results for the full fiscal year, because the Company's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2. The preceding data are unaudited and reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by the Company for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied. Certain amounts in prior period financial statements have been reclassified for comparative purposes.

3. The Company's cash payments for interest and income taxes are as follows: (In Thousands)

                                                    Twenty-Six Weeks Ended
                                                   -----------------------
                                                   August 1,      July 26,
                                                        1998          1997
                                                   ---------      --------
    Cash paid for:
     Interest                                       $ 12,013      $ 14,259
     Income taxes                                   $143,051      $109,524

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

   The Company is also contingently liable on certain leases of its former warehouse club operations (BJ's Wholesale Club and HomeBase), which was spun off by the Company in fiscal 1990 as Waban Inc. During fiscal 1998, Waban Inc. was renamed HomeBase, Inc. and spun-off its BJ's Wholesale Club division (BJ's Wholesale Club, Inc.). HomeBase, Inc. and BJ's Wholesale Club, Inc. are primarily liable on their respective leases and have indemnified the Company for any amounts the Company may have to pay with respect to such leases. In addition, HomeBase, Inc., BJ's Wholesale Club, Inc. and the Company have entered into agreements under which BJ's Wholesale Club, Inc. has substantial indemnification responsibility with respect to such HomeBase, Inc. leases. The Company is also contingently liable on certain leases of BJ's Wholesale Club, Inc. for which both BJ's Wholesale Club, Inc. and HomeBase, Inc. remain liable. The Company believes that its contingent liability on the HomeBase, Inc. and BJ's Wholesale Club, Inc. leases will not have a material effect on the Company's financial condition.

5. In February 1998, the Company completed its $250 million stock buyback program initiated in June 1997, and announced its intention to purchase an additional $250 million of the Company's common stock. During the first six months ended August 1, 1998, the Company repurchased a combined total of 8,387,000 shares (adjusted for the June 1998 stock split) at a cost of $194.5 million

6. On April 8, 1998, the Company approved a two-for-one stock split to be effected in the form of a 100% stock dividend which was subject to approval by the shareholders of an increase in the number of authorized shares of the Company's common stock. On June 2, 1998, the Company's shareholders approved the increase making the two-for-one stock split effective. The split was distributed on June 25, 1998 to shareholders of record on June 11, 1998 and resulted in the issuance of 158.9 million shares of common stock. All historical earnings per share amounts have been restated to reflect the two-for-one stock split as well as the two-for-one stock split distributed in June 1997.

7. The computation of basic and diluted earnings per share is as follows:

   For The Thirteen Weeks Ended                       August 1,         July 26,
   ----------------------------                            1998             1997
                                                   ------------     ------------
                                     ($'s in thousands except per share amounts)

   Net income (Numerator in diluted calculation)   $     84,876     $     52,578
   Less preferred dividends                               1,238            4,601
                                                   ------------     ------------
   Net income available to common shareholders
     (Numerator in basic calculation)              $     83,638     $     47,977
                                                   ============     ============

   Shares for basic and diluted earnings per
     share calculations:
   Average common shares outstanding for
      basic EPS                                     317,367,085      319,231,612
     Dilutive effect of stock options and awards      5,721,400        3,934,092
     Dilutive effect of convertible
      preferred stock                                14,048,540       31,918,782
                                                   ------------     ------------
   Average common shares outstanding
     for diluted EPS                                337,137,025      355,084,486
                                                   ============     ============

         Basic earnings per share                  $       0.26     $       0.15
         Diluted earnings per share                $       0.25     $       0.15

   For The Twenty-Six Weeks Ended                     August 1,         July 26,
   ------------------------------                          1998             1997
                                                   ------------     ------------
                                     ($'s in thousands except per share amounts)

   Net income (Numerator in diluted calculation)   $    172,643     $    101,039
   Less preferred dividends                               2,488            7,226
                                                   ------------     ------------
   Net income available to common shareholders
     (Numerator in basic calculation)              $    170,155     $     93,813
                                                   ============     ============

   Shares for basic and diluted earnings per
     share calculations:
   Average common shares outstanding for
      basic EPS                                     318,350,224      318,924,242
     Dilutive effect of stock options and awards      5,862,259        3,598,598
     Dilutive effect of convertible
      preferred stock                                14,742,915       32,153,724
                                                   ------------     ------------
   Average common shares outstanding
     for diluted EPS                                338,955,398      354,676,564
                                                   ============     ============

         Basic earnings per share                  $       0.53     $       0.29
         Diluted earnings per share                $       0.51     $       0.28
                                                   ============     ============

8. The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), in the first quarter ended May 2, 1998. The components of other comprehensive income for the Company generally include foreign currency translation adjustments of its foreign subsidiaries (including related hedging activity) and unrealized gains and losses on marketable securities. Restatement of prior period information is required. The computation of comprehensive income follows: (In Thousands)

                               Thirteen Weeks Ended      Twenty-Six Weeks Ended
                              ---------------------     -----------------------
                              August 1,    July 26,     August 1,      July 26,
                                   1998        1997          1998          1997
                              ---------    --------     ---------      --------

   Net income                   $84,876     $52,578      $172,643      $101,039
     Other comprehensive
     income (loss) net of
       reclassification
       adjustments               (1,372)     (3,556)       (5,178)       (3,824)
                                -------     -------      --------      --------
   Total comprehensive
   income                       $83,504     $49,022      $167,465      $ 97,215
                                =======     =======      ========      ========

   Cumulative other comprehensive income (loss) is as follows: (In
   Thousands)

                                          August 1,   January 31,      July 26,
                                               1998          1998          1997
                                          ---------   -----------      --------
   Cumulative other comprehensive
     income (loss)                          $(1,862)       $3,316         $(952)
                                            =======        ======         =====

    Cumulative comprehensive income (loss) has historically been included as a component of additional paid-in capital. As a result of equity transactions during the second quarter, which have eliminated the balance of additional paid-in capital, cumulative comprehensive income (loss) was reclassified to retained earnings.

9. During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the effects of this change on its current reporting of derivative instruments and hedging activities.

PART II.  OTHER INFORMATION

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Information with respect to matters voted on at the Company's Annual Meeting of Stockholders on June 2, 1998 (during the period covered by this report) was provided in the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

Item 5    OTHER INFORMATION

          STOCKHOLDER PROPOSALS AND DIRECTOR NOMINATIONS

          Proposals of stockholders submitted for consideration at the 1999 annual meeting of stockholders must be received by the Company no later than December 28, 1998 in order to be considered for inclusion in the Company's proxy materials for that meeting.

          Under recent changes to the Federal proxy rules and the Company's By-Laws, if a stockholder who wishes to present a proposal at the Company's 1999 annual meeting that will not be included in the Company's proxy statement fails to notify the Company by January 25, 1999, then the proxies that management solicits for the 1999 annual meeting will include discretionary authority to vote on the stockholder's proposal, if it is properly brought before the meeting. Under the Company's By-Laws, such a proposal would not be properly brought before the meeting because it would not satisfy the advance notice procedure contained in the Company's By-Laws with respect to stockholder nomination of candidates for election as directors and other stockholder proposals (whether or not such proposals are to be included in the Company's proxy material). A notice regarding stockholder nominations for director or other stockholder proposals must be received by the Secretary of the Company not less than 90 days prior to the first date of mailing of the Company's proxy materials for the last annual meeting. Accordingly, with respect to the 1999 Annual Meeting, the notice must be received by the Secretary of the Company by January 25, 1999. The stockholder submitting the nomination or proposal must satisfy certain requirements including providing a notice containing specified information concerning the persons to be nominated or the proposal being made and the stockholder submitting the nomination or proposal, all as set forth in the By-Laws. The presiding officer of the meeting shall refuse to acknowledge any director nomination or other stockholder proposal not made in compliance with such advance notice requirements.

Item 6(a) EXHIBITS

      3.1 The By-Laws of the Company, as amended, are filed herewith.

Item 6(b) REPORTS ON FORM 8-K

          The Company was not required to file a current report on Form 8-K during the quarter ended August 1, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE TJX COMPANIES, INC.
                                         ------------------------------------
                                         (Registrant)

     Date: September 14, 1998



                                         /s/ Donald G. Campbell
                                         ------------------------------------
                                         Donald G. Campbell, Executive Vice
                                         President - Finance, on behalf
                                         of The TJX Companies, Inc. and as
                                         Principal Financial and Accounting
                                         Officer of The TJX Companies, Inc.