Form 10-Q
period 1998-10-31
TJX COMPANIES INC /DE/
filed 1998-12-15
CIK 109198

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

For Quarter Ended October 31, 1998
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

The number of shares of Registrant's Common Stock outstanding as of November 28, 1998: 323,170,700

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                        Thirteen Weeks Ended
                                                   -------------------------------
                                                   October 31,        October 25,
                                                          1998               1997
                                                   -----------        -----------

Net sales                                          $ 2,026,578        $ 1,887,698
                                                   -----------        -----------

Cost of sales, including buying and
       occupancy costs                               1,480,501          1,414,336

Selling, general and administrative expenses           322,531            287,205

Interest expense, net                                    1,507              3,654
                                                   -----------        -----------

Income from continuing operations before
       income taxes and extraordinary item             222,039            182,503

Provision for income taxes                              88,372             75,561
                                                   -----------        -----------

Income from continuing operations before
       extraordinary item                              133,667            106,942

(Loss) from discontinued operations,
       net of income taxes                              (9,048)                 -
                                                   -----------        -----------

Income before extraordinary item                       124,619            106,942

Extraordinary (charge), net of income taxes                  -             (1,777)
                                                   -----------        -----------

Net income                                             124,619            105,165

Preferred stock dividends                                  978              3,443
                                                   -----------        -----------

Net income available to common shareholders        $   123,641        $   101,722
                                                   ===========        ===========

Earnings per share
       Income from continuing operations:
            Basic                                  $       .42        $       .32
            Diluted                                $       .40        $       .31
       Net income:
            Basic                                  $       .39        $       .31
            Diluted                                $       .38        $       .30

Cash dividends per common share                    $       .03        $      .025

The accompanying notes are an integral part of the financial statements.

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                       Thirty-Nine Weeks Ended
                                                   -------------------------------
                                                   October 31,        October 25,
                                                          1998               1997
                                                   -----------        -----------

Net sales                                          $ 5,666,661        $ 5,146,220
                                                   -----------        -----------

Cost of sales, including buying and
     occupancy costs                                 4,229,252          3,940,216

Selling, general and administrative expenses           925,698            844,731

Interest expense, net                                    2,890              6,054
                                                   -----------        -----------

Income from continuing operations before
     income taxes and extraordinary item               508,821            355,219

Provision for income taxes                             202,511            147,238
                                                   -----------        -----------

Income from continuing operations before
     extraordinary item                                306,310            207,981

(Loss) from discontinued operations, net
     of income taxes                                    (9,048)                 -
                                                   -----------        -----------

Income before extraordinary item                       297,262            207,981

Extraordinary (charge), net of income taxes                  -             (1,777)
                                                   -----------        -----------

Net income                                             297,262            206,204

Preferred stock dividends                                3,466             10,669
                                                   -----------        -----------

Net income available to common shareholders        $   293,796        $   195,535
                                                   ===========        ===========

Earnings per share
Income from continuing operations:
        Basic                                      $       .96        $       .61
        Diluted                                    $       .91        $       .59
    Net income:
        Basic                                      $       .93        $       .61
        Diluted                                    $       .88        $       .59

Cash dividends per common share                    $       .09        $      .075

The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                        October 31,      January 31,      October 25,
                                                               1998             1998             1997
                                                        -----------      -----------      -----------

ASSETS
Current assets:
     Cash and cash equivalents                          $  155,691       $  404,369       $  143,602
     Accounts receivable                                   104,392           60,735          110,117
     Merchandise inventories                             1,501,362        1,190,170        1,459,607
     Prepaid expenses                                       58,337           27,357           29,409
                                                        ----------       ----------       ----------
             Total current assets                        1,819,782        1,682,631        1,742,735
                                                        ----------       ----------       ----------
Property, at cost:
     Land and buildings                                    115,726          108,729          104,098
     Leasehold costs and improvements                      541,426          480,964          484,057
     Furniture, fixtures and equipment                     677,274          611,470          599,494
                                                        ----------       ----------       ----------
                                                         1,334,426        1,201,163        1,187,649
     Less accumulated depreciation
         and amortization                                  594,497          515,027          494,847
                                                        ----------       ----------       ----------
                                                           739,929          686,136          692,802

Other assets                                                20,592           36,645           34,203
Deferred income taxes                                        7,072                -                -
Goodwill and tradename,
     net of amortization                                   199,742          204,220          211,568
                                                        ----------       ----------       ----------

TOTAL ASSETS                                            $2,787,117       $2,609,632       $2,681,308
                                                        ==========       ==========       ==========
LIABILITIES
Current liabilities:
     Current installments of
         long-term debt                                 $   22,618       $   23,360       $    2,199
     Accounts payable                                      709,302          582,791          646,906
     Accrued expenses and other
         current liabilities                               622,731          553,643          588,830
     Federal and state income taxes
         payable                                            83,134           57,863           57,107
                                                        ----------       ----------       ----------
         Total current liabilities                       1,437,785        1,217,657        1,295,042
                                                        ----------       ----------       ----------
Long-term debt exclusive of current installments:
         Real estate mortgages                                   -                -           21,827
         Equipment notes                                       670            1,127            1,456
         General corporate debt                            219,908          219,897          219,894

Deferred income taxes                                            -            6,859           14,035

SHAREHOLDERS' EQUITY
Preferred stock at face value,
     authorized 5,000,000 shares, par
     value $1, issued and outstanding
     411,790; 727,300 and 727,700
    shares of Series E cumulative
         convertible stock                                  41,179           72,730           72,770
Common stock, authorized 600,000,000
     shares, par value $1, issued and
     outstanding 314,181,999; 159,901,247
     and 161,751,535 shares                                314,182          159,901          161,752
Additional paid-in capital                                       -          202,053          254,588
Retained earnings                                          773,393          729,408          639,944
                                                        ----------       ----------       ----------

         Total shareholders' equity                      1,128,754        1,164,092        1,129,054
                                                        ----------       ----------       ----------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                               $2,787,117       $2,609,632       $2,681,308
                                                        ==========       ==========       ==========

The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                                  Thirty-Nine Weeks Ended
                                                                ----------------------------
                                                                October 31,      October 25,
                                                                      1998             1997
                                                                -----------      -----------
Cash flows from operating activities:
     Net income                                                 $ 297,262        $ 206,204
       Adjustments to reconcile net income
         to net cash provided by operating activities:
           Loss from discontinued operations                        9,048                -
           Extraordinary charge                                         -            1,777
           Depreciation and amortization                          100,329           92,463
           Loss (gain) on sale of other assets                        659           (5,992)
           Property disposals                                         840            7,181
           Other                                                      200              671
           Changes in assets and liabilities:
             (Increase) in accounts receivable                    (43,657)         (52,842)
             (Increase) in merchandise inventories               (311,192)        (400,102)
             (Increase) in prepaid expenses                       (30,980)         (13,030)
             Increase in accounts payable                         126,511          112,961
             Increase in accrued expenses and
               other current liabilities                           54,057           44,974
             Increase in income taxes payable                      25,271           14,126
             Increase (decrease) in deferred income taxes          (4,410)           4,095
                                                                ---------        ---------

Net cash provided by operating activities                         223,938           12,486
                                                                ---------        ---------
Cash flows from investing activities:
       Property additions                                        (152,312)        (145,065)
       Proceeds from sale of other assets                           8,338           15,697
       Proceeds adjustment for sale of Chadwick's                       -          (33,190)
                                                                ---------        ---------
Net cash (used in) investing activities                          (143,974)        (162,558)
                                                                ---------        ---------
Cash flows from financing activities:
     Principal payments on long-term debt                          (1,199)         (26,184)
     Common stock repurchased                                    (304,376)        (182,413)
     Proceeds from sale and issuance of common
       stock, net                                                   8,869            7,441
     Cash dividends                                               (31,936)         (34,353)
                                                                ---------        ---------
Net cash (used in) financing activities                          (328,642)        (235,509)
                                                                ---------        ---------

Net cash (used in) continuing operations                         (248,678)        (385,581)
Net cash provided by discontinued operations                            -           54,451
                                                                ---------        ---------
Net (decrease) in cash and cash
     equivalents                                                 (248,678)        (331,130)
Cash and cash equivalents at beginning of year                    404,369          474,732
                                                                ---------        ---------

Cash and cash equivalents at end of period                      $ 155,691        $ 143,602
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

3. The Company's cash payments for interest expense and income taxes are as follows: (in thousands)

                                                 39 Weeks Ended
                                         ------------------------------
                                         October 31,        October 25,
                                                1998               1997
                                         -----------        -----------
       Cash paid for:
           Interest                         $ 13,506           $ 16,791
           Income taxes                     $185,578           $129,171

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

       The Company is also contingently liable on approximately 50 store leases and the office and warehouse leases of its former Hit or Miss division which was sold by the Company in September 1995. During the third quarter ended October 31, 1998, the Company increased its reserve for its discontinued operations by $15 million ($9 million after tax) primarily for potential lease liabilities relating to guarantees on leases of its former Hit or Miss division. The after tax cost of $9 million, or $.02 per diluted share, was recorded as a loss from discontinued operations, in the third quarter ended October 31, 1998.

5. In October 1998, the Company completed its $250 million stock buyback program, initiated in February 1998, and announced its intentions to repurchase an additional $750 million of the Company's common stock. During the nine months ended October 31, 1998, the Company repurchased a combined total of 14,008,000 shares (adjusted for the June 1998 stock split) at a cost of $304.4 million.

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

7.   The computation of basic and diluted earnings per share is as follows:

       For The Thirteen Weeks Ended                                  October 31,        October 25,
       ----------------------------                                  -----------        -----------
                                                                         1998               1997
                                                         ($'s in thousands except per share amounts)
Income from continuing operations
    (Numerator in diluted calculation)                              $    133,667       $    106,942
Less preferred dividends                                                     978              3,443
                                                                    ------------       ------------
Income from continuing operations
    available to common shareholders
    (Numerator in basic calculation)                                $    132,689       $    103,499
                                                                    ============       ============

Net income (Numerator in diluted calculation)                       $    124,619       $    105,165
Less preferred dividends                                                     978              3,443
                                                                    ------------       ------------
Net income available to common shareholders
    (Numerator in basic calculation)                                $    123,641       $    101,722
                                                                    ============       ============

Shares for basic and diluted earnings per share calculations:

Average common shares outstanding for
    basic EPS                                                        313,930,546        326,340,208
Dilutive effect of stock options and awards                            5,098,933          4,402,644
Dilutive effect of convertible
    preferred stock                                                   12,737,200         16,822,676
                                                                    ------------       ------------
Average common shares outstanding
    for diluted EPS                                                  331,766,679        347,565,528
                                                                    ============       ============

Income from continuing operations:

    Basic earnings per share                                        $       0.42       $       0.32
    Diluted earnings per share                                      $       0.40       $       0.31

Net Income:

    Basic earnings per share                                        $       0.39       $       0.31
    Diluted earnings per share                                      $       0.38       $       0.30

                                     PAGE 8

       For The Thirty-Nine Weeks Ended                               October 31,        October 25,
       -------------------------------                                      1998               1997
                                                                     -----------        -----------
                                                        ($'s in thousands except per share amounts)

Income from continuing operations
    (Numerator in diluted calculation)                              $    306,310       $    207,981
Less preferred dividends                                                   3,466             10,669
                                                                    ------------       ------------
Income from continuing operations
    available to common shareholders
    (Numerator in basic calculation)                                $    302,844       $    197,312
                                                                    ============       ============

Net income (Numerator in diluted calculation)                       $    297,262       $    206,204
Less preferred dividends                                                   3,466             10,669
                                                                    ------------       ------------
Net income available to common shareholders
    (Numerator in basic calculation)                                $    293,796       $    195,535
                                                                    ============       ============

Shares for basic and diluted earnings per
   share calculations:
Average common shares outstanding for
      basic EPS                                                      316,877,003        321,419,436
Dilutive effect of stock options and awards                            5,713,233          3,803,914
Dilutive effect of convertible
      preferred stock                                                 14,074,348         27,022,042
                                                                    ------------       ------------
Average common shares outstanding
    for diluted EPS                                                  336,664,584        352,245,392
                                                                    ============       ============

Income from continuing operations:
    Basic earnings per share                                        $       0.96       $       0.61
    Diluted earnings per share                                      $       0.91       $       0.59

Net income:

    Basic earnings per share                                        $       0.93       $       0.61
    Diluted earnings per share                                      $       0.88       $       0.59

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

                                       13 Weeks Ended                 39 Weeks Ended
                                ---------------------------     ----------------------------
                                October 31,     October 25,     October 31,      October 25,
                                       1998            1997            1998             1997
                                -----------     -----------     -----------      -----------
Net income                       $ 124,619        $105,165       $ 297,262        $206,204
    Other comprehensive
    income (loss) net of
        reclassification
        adjustments                 (1,284)          7,915          (6,462)          4,091
                                 ---------        --------       ---------        --------
Total comprehensive income       $ 123,335        $113,080       $ 290,800        $210,295
                                 =========        ========       =========        ========

     Cumulative other comprehensive income (loss) is as follows: (In Thousands)

                                    October 31,  January 31,  October 25,
                                       1998          1998         1997
                                    -----------  -----------  -----------

Cumulative other comprehensive
income (loss)                        $(3,146)       $3,316       $3,051
                                     =======        ======       ======

     Cumulative comprehensive income (loss) has historically been included as a component of additional paid-in capital. As a result of equity transactions during the second quarter, which have eliminated the balance of additional paid-in capital, cumulative comprehensive income (loss) was reclassified to retained earnings.

9. As of November 18, 1998, the outstanding 370,000 shares of Series E preferred stock was mandatorily converted into 7,989,204 shares of common stock in accordance with its terms. During the current fiscal year, prior to November 18, 1998, shareholders voluntarily converted 357,300 shares of Series E preferred stock into 7,714,973 shares of common stock (adjusted for the June 1998 stock split).

10. During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that the impact of implementation of this new standard will be immaterial.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                      -------------------------------------

   Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended October 31, 1998
       Versus Thirteen Weeks and Thirty-nine Weeks Ended October 25, 1997
       ------------------------------------------------------------------

Net sales from continuing operations for the third quarter were $2,026.6 million, up 7% from $1,887.7 million last year. For the nine months, net sales from continuing operations were $5,666.7 million, up 10% from $5,146.2 million for the same period last year. The increase in sales is primarily attributable to an increase in same store sales and new stores. Same store sales for the third quarter increased by 1% at T.J. Maxx, 1% at Marshalls, 10% at Winners, 10% at HomeGoods and 12% at T.K. Maxx. Same store sales for the nine months increased by 4% at T.J. Maxx, 5% at Marshalls, 13% at Winners, 8% at HomeGoods and 11% at T.K. Maxx.

Income from continuing operations for the third quarter was $133.7 million, or $.40 per common share (diluted) versus $106.9 million, or $.31 per common share. For the nine months ended October 31, 1998, income from continuing operations was $306.3 million, or $.91 per common share versus $208.0 million, or $.59 per common share. After a $9 million after-tax charge for contingent lease obligations relating to discontinued operations, net income for the third quarter and nine months ended October 31, 1998 was $124.6 million, or $.38 per common share, and $297.3 million, or $.88 per common share, respectively. After a $1.8 million extraordinary charge for the early retirement of the Company's revolving credit agreement, net income for the third quarter and nine months ended October 25, 1997 was $105.2 million, or $.30 per common share, and $206.2 million, or $.59 per common share, respectively.

The following table sets forth operating results expressed as a percentage of net sales (continuing operations):

                                                 Percentage of Net Sales
                                                 -----------------------
                                          13 Weeks Ended            39 Weeks Ended
                                       ---------------------     ---------------------
                                       10/31/98     10/25/97     10/31/98     10/25/97
                                       --------     --------     --------     --------
Net sales                               100.0%       100.0%       100.0%       100.0%
Cost of sales, including
     buying and occupancy costs          73.1         74.9         74.6         76.6
Selling, general and
     administrative expenses             15.9         15.2         16.3         16.4
Interest expense, net                      .1           .2           .1           .1
                                        -----        -----        -----        -----
Income from continuing
     operations before income
     taxes and extraordinary item        10.9%         9.7%         9.0%         6.9%
                                        =====        =====        =====        =====

Cost of sales, including buying and occupancy costs as a percent of net sales, decreased in both periods from the prior year. The improvement in both periods reflects improved merchandise margins, particularly at T.J. Maxx and Marshalls, resulting from strong inventory management. In addition, for the year-to-date period, the improvement in this ratio reflects strong sales growth.

Prior year selling, general and administrative expenses for the quarter and nine months have been reduced by a pre-tax gain of $6 million relating to the sale of Brylane Inc. common stock. After adjusting for this gain, selling, general and administrative expenses, as a percentage of net sales, increased in the quarter and decreased year-to-date. The improvement in this ratio for the nine months is primarily due to the strong sales performance. In the third quarter, this ratio increased reflecting the impact of higher store payroll costs.

Interest expense, net, includes income of $4.1 million in the third quarter and $15.0 million in the first nine months of the current year, versus interest income of $2.8 million and $14.3 million for the quarter and nine months ended last year. Gross interest expense decreased due to the early write-off of deferred financing costs associated with the Company's replacement, in September 1997, of its former revolving credit agreement, as well as the benefit of reduced fees associated with the new agreement.

The Company's effective income tax rate is 39.8% for the quarter and nine months ended October 31, 1998 versus 41.4% for the third quarter and nine months ended last year. This reduction is due to a lower effective state income tax rate, the impact of foreign operations and a favorable tax benefit associated with a charitable donation of appreciated property.

The following table sets forth the operating results of the Company's major business segments: (unaudited)

                                                              (In Thousands)
                                             13 Weeks Ended                        39 Weeks Ended
                                      ------------------------------        ------------------------------
                                      October 31,        October 25,        October 31,        October 25,
                                             1998               1997               1998               1997
                                      -----------        -----------        -----------        -----------

Net sales:
     Off-price family
         apparel stores               $ 1,994,782        $ 1,864,480        $ 5,582,666        $ 5,081,271
     Off-price home fashion
         stores                            31,796             23,218             83,995             64,949
                                      -----------        -----------        -----------        -----------
                                      $ 2,026,578        $ 1,887,698        $ 5,666,661        $ 5,146,220
                                      ===========        ===========        ===========        ===========

Operating income (loss):
     Off-price family
         apparel stores               $   234,040        $   193,608        $   558,871        $   410,180
     Off-price home fashion
         stores                              (589)            (1,917)            (5,091)            (8,456)
                                      -----------        -----------        -----------        -----------
                                          233,451            191,691            553,780            401,724

General corporate expense                   9,253              4,880             40,112             38,490
Goodwill amortization                         652                654              1,957              1,961
Interest expense, net                       1,507              3,654              2,890              6,054
                                      -----------        -----------        -----------        -----------

Income from continuing oper-
     ations before income taxes
     and extraordinary item           $   222,039        $   182,503        $   508,821        $   355,219
                                      ===========        ===========        ===========        ===========

The off-price family apparel stores segment significantly increased its operating income for both the third quarter and nine months. This segment's increased operating results reflect strong inventory management in both periods and the strong sales performance for the year-to-date period. General corporate expense for the periods ended October 25, 1997, includes the pre-tax gain of $6 million relating to the sale of Brylane Inc. common stock. After adjusting for this gain, general corporate expenses for both periods ended October 31, 1998, decreased from the prior year primarily due to higher charges in the prior year associated with a deferred compensation award (initially denominated in shares of the Company's common stock), granted to the Company's Chief Executive Officer in the first quarter of fiscal 1998.

Stores in operation at the end of the period are as follows:

                                         October 31, 1998      October 25, 1997
                                         ----------------      ----------------

             T.J. Maxx                        600                      582
             Marshalls                        471                      460
             Winners                           87                       75
             HomeGoods                         31                       24
             T.K. Maxx                         39                       29
             A.J. Wright                        5                        -

FINANCIAL CONDITION
-------------------

Cash flows from operating activities for the nine months reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements.

In October 1998, the Company announced it had completed its $250 million stock buyback program initiated in February 1998, and that it had approved the purchase of an additional $750 million of the Company's common stock. During the nine months ended October 31, 1998, the Company repurchased a combined total of 14,008,000 shares (adjusted for the June 1998 stock split) at a cost of $304.4 million.

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

During the quarter ended October 1997, the Company converted a portion of the Brylane note into 352,908 shares of Brylane, Inc., common stock which it sold for $15.7 million. This sale resulted in an after-tax gain of $3.6 million, or $.01 per share.

The following table (unaudited) sets forth the shareholders' equity transactions for the nine months ended October 31, 1998: (Dollars In Millions)

                                     Prfd       Common
                                    Stock        Stock         Add'l
                                     Face          Par        Paid-In      Retained
                                    Value        Value        Capital      Earnings       Total
                                  --------     --------      --------      --------      --------
Balance, January 31, 1998         $   72.7     $  159.9      $  202.0      $  729.4      $1,164.0

Net income                               -            -             -         297.3         297.3

Cash dividends:
    Preferred                            -            -             -          (3.5)         (3.5)
    Common                               -            -             -         (28.5)        (28.5)

Conversion of Series E
     cumulative convertible
     preferred stock into
     common                          (31.5)         5.8          25.7             -             -

Common stock repurchased                 -        (11.4)       (137.2)       (155.8)       (304.4)

Stock split                              -        158.9         (96.5)        (62.4)            -

Issuance of common
     stock under stock
     incentive plan                      -          1.0           9.3             -          10.3

Comprehensive income (loss)              -            -          (3.3)         (3.1)         (6.4)
                                  --------     --------      --------      --------      --------

Balance, October 31, 1998         $   41.2     $  314.2       $     -      $  773.4      $1,128.8
                                  ========     ========      ========      ========      ========

THE YEAR 2000 ISSUE
-------------------

The following paragraphs relating to the Year 2000 issue also are designated a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

The operations of the Company rely on various computer technologies which, as is true of many companies, may be affected by what is commonly referred to as the Year 2000 ("Y2K") issue. To address this matter, in October, 1995, the Company began to evaluate whether its computer resources would be able to recognize and accept date sensitive information before and after the arrival of the Year 2000. A failure of these technologies to recognize and process such information could create an adverse impact on the operations of the Company.

In connection with its Y2K evaluation, the Company established a Company-wide Y2K project team to review and assess the Y2K readiness of its computer technologies in each business area, and to remediate, validate and, where necessary, develop contingency plans, to enable these technologies to effect a smooth transition to the Year 2000 and beyond.

These efforts have focused, and will continue to focus, on: (1) the Company's information technology systems in the form of hardware and software (so-called "IT" systems), such as mainframes, client/server systems, personal computers, proprietary software and software purchased or licensed from third parties, upon which the Company relies for its retail functions, such as merchandise procurement and distribution, point-of-sale information systems and inventory control; (2) the Company's embedded computer technologies (so-called "non-IT" systems), such as materials handling equipment, telephones, elevators, climate control devices and building security systems; and (3) the IT and non-IT systems of third parties with whom the Company has commercial relationships to support its daily operations, such as those of banks, credit card processors, payroll services, telecommunications services, utilities and merchandise vendors.

 THE COMPANY'S STATE OF READINESS

The Company's review and assessment phase is substantially complete with respect to its IT systems and the Company has identified and inventoried those IT systems which are critical to its operations. As of October 31, 1998, the Company's effort to modify these IT technologies to address the Y2K issue is progressing on schedule, with an estimated target completion date of June 1999. The Company's mainframe operating system has already been remediated, tested and determined to be compliant in a simulated Y2K environment. Ongoing validation testing of this system will be performed during 1999. The Company's proprietary software systems as well as those purchased or licensed from third parties are undergoing remediation and validation testing and such testing will continue during 1999. The remaining non-compliant IT technologies which have been identified as being critical to the Company's operations are scheduled for remediation, validation testing and, where necessary, contingency planning.

With respect to the Company's non-IT systems, the review and assessment phase is in progress and the process of identifying and inventorying such technologies continues on an ongoing basis. The Company has undertaken a program to modify or replace such technologies where they are related to critical functions of the Company and has estimated a target completion date of October 1999 for this portion of the Y2K project plan.

With respect to the IT and non-IT systems of critical third party providers, the Company has already communicated with these parties to obtain assurances regarding their respective Y2K remediation efforts. While the Company expects such third parties to address the Y2K issue based on the representations it has received to date, the Company cannot guarantee that these systems will be made Y2K compliant in a timely manner or that the Company will not experience a material adverse effect as a result of such non-compliance.

 COSTS ASSOCIATED WITH YEAR 2000 ISSUES

As of October 31, 1998, the Company has incurred approximately $7.2 million in costs related to the Y2K project. The Company currently estimates that the aggregate cost of the Y2K project will be approximately $13 million, which cost is being expensed as incurred. The Company's Y2K costs are primarily for the cost of internal and third party programming for remediation and testing. All of these costs have been or are expected to be funded through operating cash flows. The aggregate cost estimate is based on the current assessment of the Y2K project and is subject to change as the project progresses. The Company has not deferred the implementation of any significant IT projects while addressing the Y2K issue.

 CONTINGENCY PLANS

The Company believes that the IT and non-IT technologies which support its critical functions will be ready for the transition to the Year 2000. There can be no assurance, however, that similar unresolved issues for key commercial partners (including utilities, financial services, building services and transportation services) will not cause an adverse effect on the Company. To address these risks, and to address the risk that its own IT and non-IT technologies will not perform as expected during the Y2K transition, the Company has begun to develop appropriate Y2K contingency plans, which plans will be established and then revised as necessary during the course of 1999. Although the Company believes that its efforts to address the Y2K issue will be sufficient to avoid a material adverse impact on the Company, there can be no assurance that these efforts will be fully effective.

FORWARD-LOOKING INFORMATION
---------------------------

Certain statements contained in this Report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions and consumer demand and consumer preferences and weather patterns in the U.S., Canada and Europe, particularly the United Kingdom; competitive factors, including continuing pressure from pricing and promotional activities of major competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise, including economic and political problems in countries from which merchandise is imported; currency and exchange rate factors in the Company's foreign operations; risks in the development of new businesses and application of the Company's off-price strategies in foreign countries; acquisition and divestment activities; risks and uncertainties relating to the Year 2000 issue described above; and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II.             Other Information

Item 6(b) REPORTS ON FORM 8-K

          The Company was not required to file a current report on Form 8-K during the quarter ended October 31, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE TJX COMPANIES, INC.
                                            (Registrant)

           Date: December 15, 1998

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