Form 10-K405
period 1999-01-30
TJX COMPANIES INC /DE/
filed 1999-04-29
CIK 109198

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

For the fiscal year ended                                 Commission file number
January 30, 1999                                                  1-4908


                             THE TJX COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                                04-2207613
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

          770 Cochituate Road
       Framingham, Massachusetts                                    01701
(Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (508)390-1000
        ----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                on which registered
-----------------------------                          -----------------------
Common Stock, par value $1.00                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 9, 1999 was $11,483,392,349.

There were 321,710,526 shares of the Registrant's Common Stock, $1 par value, outstanding as of April 9, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended January 30, 1999 (certain parts as indicated herein) (Parts I and II).

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 1999 (Part III).

ITEM 1. BUSINESS

         The TJX Companies, Inc., (together with its wholly-owned subsidiaries, hereinafter referred to as the "Company"), is the largest off-price retailer of apparel and home fashions in the United States and worldwide. The Company operates 604 T.J. Maxx stores, 475 Marshalls stores, and Winners Apparel Ltd., a Canadian off-price family apparel chain with 87 stores. TJX also operates HomeGoods, a U.S. off-price home fashion chain with 35 stores, and T.K. Maxx, an off-price family apparel concept in the United Kingdom, the Republic of Ireland, and the Netherlands, which has 39 stores. In addition, during fiscal 1999 the Company opened 6 A.J. Wright stores, a new United States chain of off-price family apparel stores targeted to moderate income customers.

         The Company strives to provide value to its customers by delivering brand names, fashion, quality and compelling prices. During the fiscal year ended January 30, 1999 ("fiscal 1999"), the Company's stores derived 32.4% of its sales from the Northeast, 17.5% from the Midwest, 27.9% from the South, 1.1% from the Central States, 13.4% from the West, 4.9% from Canada and 2.8% from Europe (primarily the United Kingdom).

         As a result of the acquisition of Marshalls in 1995, the Company has continued to realize improved operating efficiencies for the combined T.J. Maxx / Marshalls entity through the integration of many administrative and operational functions as well as through increased purchasing leverage, all of which have allowed the Company to provide improved values to its customers. The Company has retained the separate identities of the T.J. Maxx and Marshalls stores, including certain elements of merchandising, product assortment, marketing and store appearance. As a result of the acquisition, the Company initiated a store closing program in an effort to reduce excess retail space. Through the end of fiscal 1998, the Company closed a total of 32 T.J. Maxx stores and 70 Marshalls stores under this plan. The Company also continually reviews store performance and periodically identifies underperforming locations for closing. During fiscal 1999 the Company closed 4 T.J. Maxx stores and 2 Marshalls stores. In total, over the past five years T.J. Maxx has opened 153 stores and closed 61, while Marshalls, since the date of the acquisition, has opened 46 stores and closed 76.

         The majority of the Company's sales volume is achieved through the Company's T.J. Maxx and Marshalls stores. T.J. Maxx operates 604 stores in 47 states, with an average store size of 29,000 gross square feet, while Marshalls operates 475 stores in 37 states and Puerto Rico, with an average store size of 31,000 gross square feet. T.J. Maxx and Marshalls sell a broad range of brand name family apparel, accessories, shoes, domestics, giftware and jewelry at prices generally 20% to 60% below department and specialty store regular prices. Winners Apparel Ltd. is an off-price family apparel retailer, which operates 87 stores in Canada. HomeGoods, an off-price business that the Company began testing in fiscal 1993, sells domestics, giftware and other home fashions and operates a total of 35 stores. T.K. Maxx operates 39 off-price family apparel stores in the United Kingdom, Republic of Ireland, and the Netherlands. A.J. Wright, a U.S. based off-price family apparel retailer, began operations in the Fall of fiscal 1999 with 6 stores in the northeast. Unless otherwise indicated, all figures herein relating to numbers of stores are as of January 30, 1999.

         In common with the business of apparel retailers generally, the Company's business is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

       Set forth below are the locations of stores operated by the Company as of January 30, 1999:

                                     T.J. MAXX         MARSHALLS      HOMEGOODS
--------------------------------------------------------------------------------

Alabama                                 10                 2              -
Arizona                                  8                 4              -
Arkansas                                 5                 -              -
California                              45                66              -
Colorado                                 8                 3              -
Connecticut                             23                19              3
Delaware                                 3                 2              -
District of Columbia                     1                 -              -
Florida                                 42                41              4
Georgia                                 23                20              -
Idaho                                    1                 -              -
Illinois                                33                34              3
Indiana                                  9                 4              -
Iowa                                     4                 1              -
Kansas                                   4                 3              -
Kentucky                                 7                 1              1
Louisiana                                4                 5              -
Maine                                    5                 1              -
Maryland                                 7                13              -
Massachusetts                           43                38              9
Michigan                                29                 7              -
Minnesota                               12                10              -
Mississippi                              3                 -              -
Missouri                                 6                 7              -
Montana                                  1                 -              -
Nebraska                                 2                 1              -
Nevada                                   4                 3              -
New Hampshire                            9                 6              3
New Jersey                              16                28              -
New Mexico                               1                 -              -
New York                                41                38              2
North Carolina                          18                12              -
North Dakota                             3                 -              -
Ohio                                    33                 7              2
Oklahoma                                 3                 1              -
Oregon                                   5                 3              -
Pennsylvania                            29                16              2
Puerto Rico                              -                11              -
Rhode Island                             5                 3              1
South Carolina                          10                 5              -
South Dakota                             1                 -              -
Tennessee                               14                 7              -
Texas                                   24                29              -
Utah                                     5                 -              -
Vermont                                  2                 -              -
Virginia                                23                19              1
Washington                               8                 4              -
West Virginia                            1                 -              -
Wisconsin                               11                 1              4
                                       ---               ---             --
       Total Stores                    604               475             35
                                       ===               ===             ==


         Winners Apparel Ltd. operates 87 stores in Canada: 12 in Alberta, 3 in Manitoba, 47 in Ontario, 11 in Quebec, 2 in Nova Scotia, 2 in Saskatchewan, 7 in British Columbia, 2 in New Brunswick and 1 in Newfoundland. T.K. Maxx operates 36 stores in the United Kingdom, 1 store in the Republic of Ireland, and 2 in the Netherlands. A.J. Wright operates 6 stores in the United States: 5 in Massachusetts and 1 in Rhode Island. The HomeGoods store locations include the HomeGoods portion of a T.J. Maxx 'N More and a Marshalls Mega-Store.

                             T.J. MAXX AND MARSHALLS

         T.J. Maxx, the largest off-price family apparel chain in the United States, was founded by the Company in 1976 and operates 604 stores in 47 states. Marshalls is the second largest off-price family apparel retailer in the United States, and operates 475 stores in 37 states and Puerto Rico.

         T.J. Maxx sells brand name family apparel, accessories, giftware, domestics, women's shoes and fine jewelry at prices generally 20% to 60% below department and specialty store regular prices. T.J. Maxx's target customers are women who typically have families with middle to upper-middle incomes and who generally fit the profile of a department store shopper. Marshalls' target customers fit a profile similar to those of T.J. Maxx. Marshalls' merchandise is also similar to that carried by T.J. Maxx; however, Marshalls offers its customers a full-line shoe department, a larger men's department and costume, rather than fine jewelry.

         The T.J. Maxx and Marshalls operations have a common buying and merchandising organization. The ability to purchase merchandise at favorable prices and operate with a low cost structure is essential to T.J. Maxx's and Marshalls' off-price mission which emphasizes quality brand-name merchandise at substantial values to its customers. These chains use opportunistic buying strategies to purchase large quantities of merchandise at significant discounts from initial wholesale prices. Those strategies include special situation purchases, close-outs of current season fashions and out-of-season purchases of basic seasonal items for warehousing until the appropriate selling season. These buying strategies rely heavily on inventory controls that permit a virtually continuous "open-to-buy" position. In addition, highly automated storage and distribution systems track, allocate and deliver an average of 11,000 items per week to each store. Computerized warehouse storage, handling and shipping systems permit a continuous evaluation and replenishment of store inventory requirements and the breakdown of manufacturers' bulk shipments into computer-determined individual store allotments by style, size and quantity. Pricing, markdown decisions and store inventory replenishment requirements are determined centrally, using satellite-transmitted information provided by point-of-sale computer terminals; this ensures that substantially all merchandise is sold within targeted selling periods. Other administrative functions that have been consolidated as a result of the acquisition of Marshalls include finance, real estate, human resources and systems.

         T.J. Maxx stores are generally located in suburban community shopping centers and average approximately 29,000 gross square feet in size. During fiscal 1999, 28 T.J. Maxx stores were opened and 4 stores were closed. In recent years, T.J. Maxx has enlarged a number of stores to a larger size of approximately 30,000 square feet or greater, and plans to continue its program of enlarging other successful stores. This larger format allows T.J. Maxx to expand all of its departments, with particular emphasis on its giftware and housewares departments and other non-apparel categories. As of January 30, 1999 approximately half of the T.J. Maxx stores are the larger prototype. Each T.J. Maxx store is currently serviced by one of the chain's four distribution centers in Worcester, Massachusetts; Evansville, Indiana; Las Vegas, Nevada (a shared facility with Marshalls); and Charlotte, North Carolina.

         Marshalls stores average approximately 31,000 gross square feet. During fiscal 1999, 16 Marshalls stores were opened and 2 were closed. Each Marshalls store is currently serviced by one of four distribution centers located in Woburn, Massachusetts; Decatur, Georgia; Bridgewater, Virginia; and Las Vegas, Nevada (a shared facility with T.J. Maxx).

         In fiscal 2000, approximately 59 new T.J. Maxx and Marshalls stores are planned, many of which are expected to be larger format stores, along with the planned expansion of about 11 existing locations, the relocation of approximately 12 existing stores, and the closing of approximately 6 stores.

         As discussed in the description of HomeGoods the Company has experimented with combining a HomeGoods operation with a T.J. Maxx store (T.J. Maxx 'N More) or a Marshalls store (Marshalls Mega-Stores). As of January 30, 1999 there were a total of 7 T.J. Maxx 'N More locations and 7 Marshalls Mega-Stores.

                              WINNERS APPAREL LTD.

         The Company acquired the Winners chain in 1990. The Winners acquisition has provided the Company with the opportunity to introduce the concept of off-price apparel retailing to the Canadian market. Since the acquisition, Winners has increased its number of stores from 5 to 87.

         Winners' merchandising concept is substantially similar to that of T.J. Maxx and Marshalls. Winners' stores average 27,000 square feet, and emphasize off-price designer and brand name women's apparel and shoes, lingerie, accessories, domestics, giftware, menswear and children's clothing. During the last several years, Winners expanded certain merchandise categories, including ladies footwear, special sizes, giftware and domestics. In addition, Winners opened 11 stores and expects to open approximately 12 stores in fiscal 2000.

                                    HOMEGOODS

         HomeGoods is a chain of off-price home fashion stores opened in 1992 to expand the Company's off-price presence in the home fashions market. The Company is continuing to develop this business and, during fiscal 1998 and fiscal 1999, store layouts were revamped, inventory levels were reduced to allow more opportunistic buying, and categories such as specialty and seasonal merchandise were refined to help generate repeat business. In fiscal 1999, the concept of coupling this business with the T.J. Maxx and Marshalls formats was expanded by adding 3 additional T.J. Maxx 'N More stores, and adding 5 Marshalls Mega-Stores. The HomeGoods stores offer a broad and deep range of home fashion products, including giftware, domestics, rugs, bath accessories, lamps and seasonal merchandise in a no-frills, multi-department format.

         HomeGoods' stand-alone stores currently average approximately 36,000 square feet. HomeGoods occupies approximately 23,000 square feet in the superstore combination formats with T.J. Maxx and Marshalls. HomeGoods opened 8 superstores and 4 stand-alone stores in fiscal 1999. At fiscal 1999 year end, HomeGoods operated a total of 35 stores, including 14 superstore combinations with T.J. Maxx and Marshalls formats. The HomeGoods portion of each of these units is considered a HomeGoods store location. For fiscal 2000, approximately 8 new stand-alone stores and 16 additional superstore combinations are planned, including conversion of 3 existing stand-alone stores to the super store format, along with 2 stand-alone store closings.

                                    T.K. MAXX

         During fiscal 1995, the Company implemented an off-price family apparel concept in Europe by opening T.K. Maxx stores in the United Kingdom. T.K. Maxx utilizes the same off-price strategy employed by T.J. Maxx, Marshalls and Winners. The average size of a T.K. Maxx store is 25,000 square feet. At the end of fiscal 1999, the Company had a total of 39 stores in operation with 36 in the United Kingdom, 1 in Ireland and 2 in the Netherlands. T.K. Maxx opened 8 stores in fiscal 1999 and has plans to open approximately 15 stores in fiscal 2000, mostly in the United Kingdom.

                                   A.J. WRIGHT

         During fiscal 1999, the Company began testing another off-price family apparel concept in the United States targeted to moderate income customers. A.J. Wright utilizes a similar off-price strategy employed by T.J. Maxx, Marshalls, Winners and T.K. Maxx, but at generally lower price points. At the end of fiscal 1999, the Company had a total of 6 stores, all in the Northeast, and has plans to open approximately 10 stores in fiscal 2000. The stores, which average 28,000 square feet in size, are currently serviced by a distribution center located in Framingham, Massachusetts.

                                    EMPLOYEES

         At January 30, 1999, the Company had approximately 62,000 employees, many of whom work less than 40 hours per week. In addition, temporary employees are hired during the peak back-to-school and holiday seasons. The Company has collective bargaining agreements with the Union of Needletrades and Textile Employees ("UNITE"), covering approximately 4,900 employees in its distribution facilities in Worcester, Mansfield, and

Woburn, Massachusetts; Evansville, Indiana; Las Vegas, Nevada; Charlotte, North Carolina; Decatur, Georgia; and Bridgewater, Virginia. Negotiations are currently being conducted with UNITE for a new agreement covering Evansville union workers. The Company considers its labor/management relations and overall employee relations to be good.

                                   COMPETITION

         The retail apparel business is highly competitive. The Company generally competes for customers with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, factory outlet stores and other off-price stores. Competitive factors important to the Company's customers include fashion, value, merchandise selection, brand name recognition and, to a lesser degree, store location. In addition, because the Company purchases much of its inventory opportunistically, the Company competes for merchandise with other national and regional off-price apparel and other discount outlets. Also, many of the Company's competitors handle identical or similar lines of merchandise and have comparable locations. The Company believes that the Marshalls acquisition has enhanced its competitiveness.

                                     CREDIT

         The Company's stores operate primarily on a cash-and-carry basis. Each chain accepts credit sales through programs offered by banks and others.

                             BUYING AND DISTRIBUTION

         The T.J. Maxx and Marshalls chains are serviced by a single centralized buying organization, while each of the other chains has its own centralized buying organization. All of the Company's chains are serviced through their own distribution network. Each T.J. Maxx store is serviced by one of the chain's four distribution centers in Worcester, Massachusetts, Evansville, Indiana, Las Vegas, Nevada (shared with Marshalls) and Charlotte, North Carolina. Each Marshalls store is serviced by one of the chain's four distribution centers in Woburn, Massachusetts; Decatur, Georgia; the shared Las Vegas, Nevada facility, and Bridgewater, Virginia. Shipments are generally made at least twice a week by contract carrier to each T.J. Maxx and Marshalls store. Winners Apparel Ltd. stores are serviced from a distribution center in Brampton, Ontario, and HomeGoods stores are serviced from a distribution center in Mansfield, Massachusetts, and by the T.J. Maxx Evansville facility. A.J. Wright stores are serviced from a distribution facility in Framingham, Massachusetts, and T.K. Maxx stores are serviced from a distribution center in Milton Keynes, England.

                        SAFE HARBOR STATEMENTS UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements contained in this report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions and consumer demand and consumer preferences and weather patterns in the U.S., Canada and Europe, particularly the United Kingdom; competitive factors, including continuing pressure from pricing and promotional activities of major competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise, including economic and political problems in countries from which merchandise is imported; currency and exchange rate factors in the Company's foreign operations; risks in the development of new businesses and application of the Company's off-price strategies in foreign countries; acquisition and divestment activities; risks and uncertainties relating to the Year 2000 issue; and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 2. PROPERTIES

         The Company's chains lease virtually all of their store locations. Leases are generally for 10 years with options to extend for one or more 5 year periods. The Company has the right to terminate certain leases before the expiration date under certain circumstances and for a specified payment.

         The approximate average size of a T.J. Maxx store is 29,000 square feet, Marshalls stores average approximately 31,000 square feet, Winners stores are approximately 27,000 square feet on average, T.K. Maxx stores average approximately 25,000 square feet, and A.J. Wright stores average approximately 28,000 square feet. HomeGoods' stand-alone stores currently average approximately 36,000 square feet, and the HomeGoods portion of a superstore combination format with a T.J. Maxx or Marshalls averages approximately 23,000 square feet. The Company owns four T.J. Maxx distribution facilities - a 526,000 square foot facility in Worcester, Massachusetts; a 983,000 square foot facility in Evansville, Indiana; a 718,000 square foot facility in Las Vegas, Nevada (shared with Marshalls); and a 600,000 square foot facility in Charlotte, North Carolina. The Company owns a 799,000 square foot Marshalls distribution facility in Decatur, Georgia. In addition, Marshalls leases two distribution facilities - an 824,000 square foot facility in Woburn, Massachusetts and a 713,000 square foot facility in Bridgewater, Virginia. Winners leases a 506,000 square foot distribution center in Brampton, Ontario and 56,000 square feet of office space in Mississauga, Ontario. HomeGoods leases a 204,000 square foot distribution center in Mansfield, Massachusetts. T.K. Maxx in the United Kingdom has leased a 158,000 square foot office and distribution facility in Milton Keynes, England and a 22,000 square foot office space in Watford, England. A.J. Wright leases 68,000 square feet of distribution space in Framingham, Massachusetts. The Company's, T.J. Maxx's, Marshalls', HomeGoods' and A.J. Wright's executive and administrative offices are located in a 517,000 square foot office facility, which the Company leases in Framingham, Massachusetts along with an additional 243,000 square feet of office space in the Framingham area.

         The table below indicates the approximate gross square footage of stores and distribution centers, by division, in operation as of January 30, 1999.

                                      (Sq. Ft. in Thousands)
                                  Stores           Distribution Centers
                                  ------           --------------------
                                                   Leased         Owned
                                                   ------         -----

T.J. Maxx                         17,648                -         2,466
Marshalls                         14,909            1,537         1,117
Winners                            2,323              506             -
HomeGoods                          1,086              204             -
T.K. Maxx                            990              150             -
A.J. Wright                          170               68             -
                                  ------            -----         -----
Total                             37,126            2,465         3,583
                                  ======            =====         =====


ITEM 3. LEGAL PROCEEDINGS

         There is no litigation pending against the Company or any of its subsidiaries which the Company believes is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the executive officers of the Company as of the date hereof:

                                            Office and Employment
Name                       Age              During Last Five Years
----                       ---              ----------------------

Bernard Cammarata          59       President, Chief Executive Officer and
                                    Director since 1989, Chairman of the
                                    Company's T.J. Maxx Division from 1986 to
                                    1995 and of the Company's T.J. Maxx and
                                    Marshalls Division ("The Marmaxx Group") since 1995. Executive Vice President of the
                                    Company from 1986 to 1989. President, Chief
                                    Executive Officer and Director of the
                                    Company's former TJX subsidiary from 1987 to 1989; President of T.J. Maxx, 1976 to 1986.

Donald G. Campbell         47       Executive Vice President - Finance since
                                    1996 and Chief Financial Officer of the
                                    Company since 1989. Senior Vice President -
                                    Finance, from 1989 to 1996. Senior Financial
                                    Executive of the Company, 1988 to 1989;
                                    Senior Vice President - Finance and
                                    Administration Zayre Stores Division
                                    1987-1988; Vice President and Corporate
                                    Controller of the Company, 1985 to 1987;
                                    various financial positions with the
                                    Company, 1973 to 1985.

Richard Lesser             64       Executive Vice President of the Company
                                    since 1991, Chief Operating Officer of the
                                    Company since 1994 and Director of the
                                    Company and President of The Marmaxx Group since 1995. Senior Vice President of the
                                    Company 1989-1991 and President of the T.J.
                                    Maxx Division from 1986 to 1994. Senior
                                    Executive Vice President - Merchandising and
                                    Distribution 1986. Executive Vice President
                                    - General Merchandise Manager 1984 to 1986;
                                    Senior Vice President - General Merchandise
                                    Manager 1981 to 1984.

Edmond English             45       Senior Vice President, Group Executive of
                                    the Company since 1998. Executive Vice
                                    President, Merchandising, Planning and
                                    Allocation of the Marmaxx Group from 1997 to 1998; Senior Vice President, Merchandising from 1995 to 1997. Vice President, Senior
                                    Merchandise Manager of the T.J. Maxx
                                    Division from 1991 to 1995; various
                                    merchandising positions with the Company,
                                    1983 to 1991.

Arnold Barron              51       Senior Vice President, Group Executive of
                                    the Company since 1996. Senior Vice
                                    President, General Merchandise Manager of the T.J. Maxx Division from 1993 to 1996;
                                    Senior Vice President, Director of Stores,
                                    1984 to 1993; various store operation
                                    positions with the Company, 1979 to 1984.

         The foregoing were elected to their current Company offices by the Board of Directors in June 1998. All officers hold office until the next annual meeting of the Board in June 1999 and until their successors are elected and qualified.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         STOCK AND RELATED SECURITY HOLDER MATTERS

         The information required by this Item is incorporated herein by reference from page 39 of the Annual Report, under the caption "Price Range of Common Stock," and from inside the back cover of the Annual Report, under the caption "Shareholder Information."

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference from page 39 of the Annual Report, under the caption "Selected Financial Data."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference from pages 40 through 45 of the Annual Report, under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information required by this Item is incorporated herein by reference from the last two paragraphs of the "Financing Activities" section of the Management's Discussion and Analysis found on page 44 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item and not filed with this report as Financial Statement Schedules is incorporated herein by reference from pages 18 through 37 of the Annual Report, under the captions; "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Selected Information by Major Business Segment" and "Notes to Consolidated Financial Statements."

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 30, 1999 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference to the Proxy Statement. However, information under the captions "Executive Compensation Committee Report" and "Performance Graph" in the Proxy Statement is not so incorporated.

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

(b)     REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended January 30, 1999.

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

3(ii).1     The by-laws of the Company, as amended, are filed herewith.


4.1 Credit Agreement dated as of September 18, 1997, together with Amendment and Waiver Number 1 dated as of December 17, 1997, among the financial institutions as lenders, The First National Bank of Chicago, Bank of America National Trust and Savings Association, The Bank of New York, BankBoston, N.A.), certain parties as co-agents, and the Company is incorporated herein by reference to Exhibit 4.1 to the Form 10-K filed for the fiscal year ended January 31, 1998.

            Each other instrument relates to securities the total amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

10.2 The Employment Agreement dated as of January 26, 1997 with Bernard Cammarata is incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 25, 1997. The Amendment dated as of January 26, 1998 and the Amendment dated as of April 8, 1998 to such Employment Agreement are incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 31, 1998.*

10.3 The Amended and Restated Employment Agreement dated as of January 31, 1998 with Richard Lesser is incorporated herein by reference to
            Exhibit 10.3 to the Form 10-K filed for the fiscal year ended January 31, 1998.*

10.4 The Amended and Restated Employment Agreement dated as of January 31, 1998 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.4 to the Form 10-K filed for the fiscal year ended January 31, 1998.*

10.5 The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997.*

10.6 The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994.*

10.7 The 1986 Stock Incentive Plan, as amended through February 2, 1999, is filed herewith.*

10.8 The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997.*

10.9 The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are filed herewith.*

10.10 The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992.*

10.11 The Executive Savings Plan and related Amendments No. 1 and No. 2, effective as of October 1, 1998, are filed herewith.*

10.12 The 1993 Stock Option Plan for Non-Employee Directors, as amended on April 13, 1999, is filed herewith.*

10.13 The Deferred Stock Plan for Non-Employee Directors effective January 1, 1998, as amended, is filed herewith.*

10.14 The form of Indemnification Agreement between the Company and each of its officers and directors is incorporated herein by reference to
            Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990.*

10.15 The Trust Agreement dated as of April 8, 1988 between the Company and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*

10.16 The Trust Agreement dated as of April 8, 1988 between the Company and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*

10.17 The TJX Rabbi Trust, dated as of April 9, 1997 between the Company and State Street Bank and Trust Company is filed herewith.*

10.18 Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated October 14, 1995.*

10.19 Amendment Number One dated as of November 17, 1995 to the Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated November 17, 1995.

10.20 Asset Purchase Agreement dated as of October 18, 1996 between the Company and Brylane, L.P. is incorporated herein by reference to the Current Report on Form 8-K dated October 18, 1996.

10.21 The Distribution Agreement dated as of May 1, 1989 between the Company and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between the Company and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.

10.22 The Indemnification Agreement dated as of April 18, 1997 by and between the Company and BJ's Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.

11          STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

            This statement is filed herewith.

13          ANNUAL REPORT TO SECURITY HOLDERS.

            Portions of the Annual Report to Stockholders for the fiscal year ended January 30, 1999 are filed herewith.

21          SUBSIDIARIES.

            A list of the Registrant's subsidiaries is filed herewith.

23          CONSENTS OF EXPERTS AND COUNSEL.

            The Consent of PricewaterhouseCoopers LLP is contained on Page F-2 of the Financial Statements filed herewith.

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




                                        THE TJX COMPANIES, INC.



Dated: April 29, 1999
                                        /s/ DONALD G. CAMPBELL
                                        ------------------------------------
                                        Donald G. Campbell
                                        Executive Vice President - Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




/s/  BERNARD CAMMARATA                       /s/  DONALD G. CAMPBELL
-----------------------------------          -----------------------------------
Bernard Cammarata, President                 Donald G. Campbell, Executive
and Principal Executive Officer              Vice President - Finance,
and Director                                 Principal Financial and
                                             Accounting Officer




PHYLLIS B. DAVIS                             JOHN F. O'BRIEN
-----------------------------------          -----------------------------------
Phyllis B. Davis, Director                   John F. O'Brien, Director




DENNIS F. HIGHTOWER                          ROBERT F. SHAPIRO
-----------------------------------          -----------------------------------
Dennis F. Hightower, Director                Robert F. Shapiro, Director




RICHARD LESSER                               WILLOW B. SHIRE
-----------------------------------          -----------------------------------
Richard Lesser, Director                     Willow B. Shire, Director



ARTHUR F. LOEWY                              FLETCHER H. WILEY
-----------------------------------          -----------------------------------
Arthur F. Loewy, Director                    Fletcher H. Wiley, Director



JOHN M. NELSON
-----------------------------------
John M. Nelson, Director


                                             * By /s/ DONALD G. CAMPBELL
                                                  ------------------------------
                                                  Donald G. Campbell
Dated: April 29, 1999                             as attorney-in-fact

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549






                             THE TJX COMPANIES, INC.










                                    FORM 10-K

                                  ANNUAL REPORT










                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS










                           For the Fiscal Years Ended
                       January 30, 1999, January 31, 1998
                              and January 25, 1997

                    THE TJX COMPANIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          For Fiscal Years Ended January 30, 1999, January 31, 1998 and
                                January 25, 1997


Report of Independent Accountants                                            38*

Consent of Independent Accountants                                          F-2

Selected Quarterly Financial Data (Unaudited)                                46*

Consolidated Financial Statements:

        Consolidated Statements of Income for the fiscal
        years ended January 30, 1999, January 31, 1998 and
        and January 25, 1997                                                 18*

        Consolidated Balance Sheets as of January 30, 1999
        and January 31, 1998                                                 19*

        Consolidated Statements of Cash Flows for the fiscal
        years ended January 30, 1999, January 31, 1998 and
        January 25, 1997                                                     20*

        Consolidated Statements of Shareholders' Equity for
        the fiscal years ended January 30, 1999, January 31,
        1998 and January 25, 1997                                            21*

        Notes to Consolidated Financial Statements                        23-37*


* Refers to page numbers in the Company's Annual Report to Stockholders for the fiscal year ended January 30, 1999, certain portions of which pages are incorporated by reference in Part II, Item 8 of this report as indicated.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements of The TJX Companies, Inc. on Form S-3 (File Nos. 333-05501, 33-60059) and on Forms S-8 (File Nos. 333-63293, 333-23613, 33-49747, 33-12220, 333-35073) of
our report dated March 2, 1999 on our audits of the consolidated financial statements of The TJX Companies, Inc. as of January 30, 1999 and January 31, 1998 and for the years ended January 30, 1999, January 31, 1998 and January 25, 1997 which report is incorporated by reference in this Annual Report on Form 10-K.




Boston, Massachusetts
April 28, 1999                                      PricewaterhouseCoopers LLP

                                  Exhibit Index

Exhibit
No.             Description of Exhibit
---             ----------------------

3(i).1 Third Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 No. 333-35073.

3(ii).1         The by-laws of the Company, as amended, are filed herewith.


4.1 Credit Agreement dated as of September 18, 1997, together with Amendment and Waiver Number 1 dated as of December 17, 1997, among the financial institutions as lenders, The First National Bank of Chicago, Bank of America National Trust and Savings Association, The Bank of New York, BankBoston, N.A.), certain parties as co-agents, and the Company is incorporated herein by reference to Exhibit 4.1 to the Form 10-K filed for the fiscal year ended January 31, 1998.

                Each other instrument relates to securities the total amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

10.2 The Employment Agreement dated as of January 26, 1997 with Bernard Cammarata is incorporated herein by reference to Exhibit
                10.2 to the Form 10-K filed for the fiscal year ended January 25, 1997. The Amendment dated as of January 26, 1998 and the Amendment dated as of April 8, 1998 to such Employment Agreement are incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 31, 1998.*

10.3 The Amended and Restated Employment Agreement dated as of January 31, 1998 with Richard Lesser is incorporated herein by reference to Exhibit 10.3 to the Form 10-K filed for the fiscal year ended January 31, 1998.*

10.4 The Amended and Restated Employment Agreement dated as of January 31, 1998 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.4 to the Form 10-K filed for the fiscal year ended January 31, 1998.*

10.5 The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997.*

10.6 The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994.*

10.7 The 1986 Stock Incentive Plan, as amended through February 2, 1999, is filed herewith.*

10.8 The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997.*

10.9 The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are filed herewith.*

10.10 The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992.*

10.11           The Executive Savings Plan and related Amendments No. 1 and No.
                2, effective as of October 1, 1998, are filed herewith.*

10.12 The 1993 Stock Option Plan for Non-Employee Directors, as amended on April 13, 1999, is filed herewith.*

10.13 The Deferred Stock Plan for Non-Employee Directors, as amended, is filed herewith.*

10.14 The form of Indemnification Agreement between the Company and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990.*

10.15 The Trust Agreement dated as of April 8, 1988 between the Company and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*

10.16 The Trust Agreement dated as of April 8, 1988 between the Company and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*

10.17 The TJX Rabbi Trust, dated as of April 9, 1997 between the Company and State Street Bank and Trust Company is filed herewith.*

10.18 Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated October 14, 1995.*

10.19 Amendment Number One dated as of November 17, 1995 to the Stock Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated November 17, 1995.

10.20 Asset Purchase Agreement dated as of October 18, 1996 between the Company and Brylane, L.P. is incorporated herein by reference to the Current Report on Form 8-K dated October 18, 1996.

10.21 The Distribution Agreement dated as of May 1, 1989 between the Company and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between the Company and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.

10.22 The Indemnification Agreement dated as of April 18, 1997 by and between the Company and BJ's Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.

11              STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

                This statement is filed herewith.

13              ANNUAL REPORT TO SECURITY HOLDERS.

                Portions of the Annual Report to Stockholders for the fiscal year ended January 30, 1999 are filed herewith.

21              SUBSIDIARIES.

                A list of the Registrant's subsidiaries is filed herewith.

23              CONSENTS OF EXPERTS AND COUNSEL.

                The Consent of PricewaterhouseCoopers LLP is contained on Page F-2 of the Financial Statements filed herewith.

24              POWER OF ATTORNEY.

                The Power of Attorney given by the Directors and certain Executive Officers of the Company is filed herewith.

*  Management contract or compensatory plan or arrangement.