Form 10-Q
period 1999-05-01
TJX COMPANIES INC /DE/
filed 1999-06-14
CIK 109198

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] Quarterly Report Under Section 13 and 15(d) of the Securities Exchange Act of 1934

                                       or

[ ] Transition Report Pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934

                          For Quarter Ended May 1, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding as of May 29, 1999; 317,683,015.

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                        Thirteen Weeks Ended
                                                      -------------------------
                                                         May 1,         May 2,
                                                         1999           1998
                                                      ----------     ----------

Net sales                                             $1,952,084     $1,775,847
                                                      ----------     ----------
Cost of sales, including buying and
   occupancy costs                                     1,431,479      1,330,261
Selling, general and administrative expenses             310,676        299,835
Interest expense (income), net                              (734)           (42)
                                                      ----------     ----------
Income before income taxes                               210,663        145,793
Provision for income taxes                                83,001         58,026
                                                      ----------     ----------
Net income                                               127,662         87,767
Preferred stock dividends                                     --          1,250
                                                      ----------     ----------
Net income available to common shareholders           $  127,662     $   86,517
                                                      ==========     ==========
Earnings per share:
   Basic                                              $      .40     $      .27
   Diluted                                            $      .39     $      .26
Cash dividends per common share                       $     .035     $      .03



    The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                  May 1,       January 30,       May 2,
                                                  1999            1999            1998
                                               ----------      ----------      ----------
ASSETS
Current assets:
   Cash and cash equivalents                   $  309,362      $  461,244      $  327,391
   Accounts receivable                             92,810          67,345          90,691
   Merchandise inventories                      1,436,641       1,186,068       1,381,321
   Prepaid expenses                                50,415          28,448          47,707
                                               ----------      ----------      ----------
     Total current assets                       1,889,228       1,743,105       1,847,110
                                               ----------      ----------      ----------
Property, at cost:
   Land and buildings                             115,512         115,485         113,099
   Leasehold costs and improvements               565,675         547,099         494,072
   Furniture, fixtures and equipment              735,428         711,320         633,526
                                               ----------      ----------      ----------
                                                1,416,615       1,373,904       1,240,697
   Less accumulated depreciation
     and amortization                             652,772         617,302         545,821
                                               ----------      ----------      ----------
                                                  763,843         756,602         694,876

Other assets                                       43,995          27,436          22,845
Deferred income taxes                              24,861          22,386              --
Goodwill and tradename,
     net of amortization                          196,918         198,317         202,785
                                               ----------      ----------      ----------
TOTAL ASSETS                                   $2,918,845      $2,747,846      $2,767,616
                                               ==========      ==========      ==========
LIABILITIES
Current liabilities:
   Short-term debt                             $   10,628      $       --      $    6,972
   Current installments of
     long-term debt                                   673             694          22,779
   Accounts payable                               771,730         617,159         739,880
   Accrued expenses and other
     current liabilities                          594,509         624,801         547,995
   Federal and state income taxes
     payable                                      103,656          64,192          85,098
                                               ----------      ----------      ----------
       Total current liabilities                1,481,196       1,306,846       1,402,724
                                               ----------      ----------      ----------
Long-term debt exclusive of
   current installments
     Promissory notes                                 372             433           1,045
     General corporate debt                       219,915         219,911         219,901
Deferred income taxes                                  --              --           2,670

SHAREHOLDERS' EQUITY
Preferred stock at face value,
   authorized 5,000,000 shares, par
   value $1, issued and outstanding
   cumulative convertible stock of
     670,900 shares of 7% Series E at
     May 2, 1998                                       --              --          67,090
Common stock, authorized 600,000,000
   shares, par value $1, issued and
   outstanding 318,984,079;
   322,140,770 and 158,728,677 shares             318,984         322,141         158,729
Accumulated other comprehensive
   income (loss)                                     (933)         (1,529)           (490)
Additional paid-in capital                             --              --         109,560
Retained earnings                                 899,311         900,044         806,387
                                               ----------      ----------      ----------
     Total shareholders' equity                 1,217,362       1,220,656       1,141,276
                                               ----------      ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $2,918,845      $2,747,846      $2,767,616
                                               ==========      ==========      ==========


The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                         THIRTEEN WEEKS ENDED
                                                       ------------------------
                                                         May 1,         May 2,
                                                         1999           1998
                                                       ---------      ---------

Cash flows from operating activities:
   Net income                                          $ 127,662      $  87,767
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Depreciation and amortization                          37,236         32,573
   Property disposals                                        558            405
   Other, net                                            (16,037)          (829)
   Changes in assets and liabilities:
     (Increase) in accounts receivable                   (25,465)       (29,956)
     (Increase) in merchandise inventories              (250,573)      (191,151)
     (Increase) in prepaid expenses                      (21,967)       (20,350)
     Increase in accounts payable                        154,571        157,089
     (Decrease) in accrued expenses
       and other current liabilities                     (30,292)        (5,648)
     Increase in income taxes payable                     39,464         27,235
     (Decrease) in deferred income taxes                  (2,475)        (1,469)
                                                       ---------      ---------
Net cash provided by operating activities                 12,682         55,666
                                                       ---------      ---------
Cash flows from investing activities:
   Property additions                                    (43,607)       (39,341)
   Proceeds from sale of other assets                         --          8,338
                                                       ---------      ---------
Net cash (used in) investing activities                  (43,607)       (31,003)
                                                       ---------      ---------
Cash flows from financing activities:
   Proceeds from borrowings of short-term debt            10,628          6,972
   Principal payments on long-term debt                      (82)          (663)
   Common stock repurchased                             (135,305)      (103,329)
   Proceeds from sale and issuance of common
     stock, net                                           14,966          6,167
   Cash dividends                                        (11,164)       (10,788)
                                                       ---------      ---------
Net cash (used in) financing activities                 (120,957)      (101,641)
                                                       ---------      ---------
Net (decrease) in cash and cash equivalents             (151,882)       (76,978)
Cash and cash equivalents at beginning of year           461,244        404,369
                                                       ---------      ---------
Cash and cash equivalents at end of period             $ 309,362      $ 327,391
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

3. The Company's cash payments for interest expense and income taxes are as follows:

                                                          Thirteen Weeks Ended
                                                          ---------------------
                                                           May 1,        May 2,
                                                           1999          1998
                                                          -------       -------
                                                              (In Thousands)
     Cash paid for:
       Interest on debt                                   $ 1,629       $ 2,699
       Income taxes                                       $34,165       $32,908


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

     The Company is also contingently liable on approximately 50 store leases and the office and warehouse leases of its former Hit or Miss division which was sold by the Company in September 1995. During the third quarter ended October 31, 1998, the Company increased its reserve for its discontinued operations by $15 million ($9 million after tax), primarily for potential lease liabilities relating to guarantees on leases of its former Hit or Miss division. The after tax cost of $9 million or, $.02 per diluted share, was recorded as a loss on disposal of discontinued operations.

5. In June 1998, the Company distributed a two-for-one stock split which resulted in the issuance of 158.9 million shares of common stock and corresponding decreases of $96.5 million in additional paid-in capital and $62.4 million in retained earnings. All historical earnings per share have been restated to reflect the June 1998 stock split.

6. On November 18, 1998, all outstanding shares of Series E cumulative convertible preferred stock were mandatorily converted into common stock in accordance with its terms.

7. Other comprehensive income (loss), net of reclassification adjustments, was income of $596 for the thirteen weeks ended May 1, 1999 and a loss of $3,807 for the thirteen weeks ended May 2, 1998. The components of other comprehensive income (loss) for the Company generally include foreign currency translation adjustments of its foreign subsidiaries (including related hedging activity). In the prior year, other comprehensive income
     (loss) also includes activity relating to unrealized gains and losses on marketable securities.

8.   The computation of basic and diluted earnings per share is as follows:


                                                                 13 Weeks Ended
                                                          -----------------------------
                                                              May 1,          May 2,
                                                              1999            1998
                                                          ------------     ------------
                                                                ($'s in thousands
                                                            except per share amounts)

     Net income (Numerator in diluted calculation)        $    127,662     $     87,767
     Less preferred dividends                                       --            1,250
                                                          ------------     ------------
     Net income available to common shareholders
     (Numerator in basic calculation)                     $    127,662     $     86,517
                                                          ============     ============
     Shares for basic and diluted earnings per
       share calculations:
     Average common shares outstanding for
       basic EPS                                           321,715,541      319,333,366
     Dilutive effect of stock options and awards             3,580,604        5,537,318
     Dilutive effect of convertible
       preferred stock                                              --       15,439,662
                                                          ------------     ------------
     Average common shares outstanding
       for diluted EPS                                     325,296,145      340,310,346
                                                          ============     ============
     Basic earnings per share                             $        .40     $        .27
     Diluted earnings per share                           $        .39     $        .26


9. During October 1998, the Company completed its second $250 million stock repurchase program and announced its intentions to repurchase an additional $750 million of common stock over several years. During the first quarter ended May 1, 1999, the Company repurchased 4.1 million shares at a cost of $135.3 million. Since the inception of the $750 million stock repurchase program, the Company has repurchased 8.2 million shares at a cost of $230.8 million.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                        THIRTEEN WEEKS ENDED MAY 1, 1999
                     VERSUS THIRTEEN WEEKS ENDED MAY 2, 1998


Historical earnings per share amounts have been restated to reflect the June 1998 two-for-one stock split. All reference to earnings per share amounts are diluted earnings per share unless otherwise indicated.

Net sales from continuing operations for the first quarter were $1,952.1 million, up 10% from $1,775.8 million last year. The increase in sales is attributable to an increase in same store sales and new stores. Same store sales for the thirteen weeks increased 5% at T.J. Maxx, 4% at Marshalls, 10% at Winners, 20% at T.K. Maxx and 11% at HomeGoods.

Net income for the first quarter was $127.7 million, or $.39 per common share, versus $87.8 million, or $.26 per common share last year.

The following table sets forth operating results expressed as a percentage of net sales (continuing operations):

                                                             Percentage of Net Sales
                                                                 13 Weeks Ended
                                                             -----------------------
                                                          May 1, 1999      May 2, 1998
                                                          -----------      -----------

Net sales                                                    100.0%           100.0%
                                                             -----            -----
Cost of sales, including buying
   and occupancy costs                                        73.3             74.9
Selling, general and administrative expenses                  15.9             16.9
Interest expense (income), net                                  --               --
                                                             -----            -----
Income before income taxes                                    10.8%             8.2%
                                                             =====            =====

Cost of sales including buying and occupancy costs as a percent of net sales decreased from the prior year. This improvement is primarily due to improved merchandise margins, particularly at T.J. Maxx and Marshalls, resulting from strong inventory management. In addition, the improvement in this ratio reflects the strong growth in sales.

Selling, general and administrative expenses, as a percentage of net sales, decreased from the prior year. This improvement is primarily due to a reduction in certain corporate expenses, as discussed on page 6, along with the benefit associated with the Company's sales growth.

Interest expense (income), net, includes $5.5 million of interest income this year versus $5.9 million last year.

The Company's effective income tax rate is 39.4% for the first quarter of fiscal 1999 versus 39.8% in the first quarter last year. This reduction primarily reflects the benefit associated with the Company's policy of repatriating current earnings of its Canadian subsidiary. This policy was not implemented until the fourth quarter of fiscal 1999 and therefore, last year's first quarter tax rate does not reflect a similar benefit.

The following table sets forth the operating results of the Company's major business segments: (unaudited)

                                                       Thirteen Weeks Ended
                                                     --------------------------
                                                        May 1,         May 2,
                                                        1999           1998
                                                     ----------      ----------
                                                           (In Thousands)

Net sales:
   Off-price family apparel stores                   $1,913,811      $1,750,465
   Off-price home fashion stores                         38,273          25,382
                                                     ----------      ----------
                                                     $1,952,084      $1,775,847
                                                     ==========      ==========
Operating income (loss):
   Off-price family apparel stores                   $  219,543      $  167,361
   Off-price home fashion stores                           (666)         (2,256)
                                                     ----------      ----------
                                                        218,877         165,105

General corporate expense                                 8,296          18,701
Goodwill amortization                                       652             653
Interest expense (income), net                             (734)            (42)
                                                     ----------      ----------
Income before income taxes                           $  210,663      $  145,793
                                                     ==========      ==========

The off-price family apparel stores segment, which includes T.J. Maxx, Marshalls, Winners, T.K. Maxx and A.J. Wright, significantly increased operating income. These results reflect strong inventory management and the strong sales performance on top of strong gains in the prior year. General corporate expense decreased from the prior year as last year included a $5.5 million charge for the write off of the Hit or Miss note receivable. In addition, last year includes a charge of $4 million, versus $1 million this year, for charges associated with a deferred compensation award granted to the Company's Chief Executive Officer in the first quarter of fiscal 1998. This award, initially denominated in shares of the Company's common stock, has now been fully allocated to other investment options, at the election of the executive.

Stores in operation at the end of the period are as follows:

                                                  May 1, 1999      May 2, 1998
                                                  -----------      -----------

T.J. Maxx                                              613            587
Marshalls                                              480            462
Winners                                                 90             79
HomeGoods                                               38             25
T.K. Maxx                                               42             31
A.J. Wright                                             10             --


FINANCIAL CONDITION

Cash flows from operating activities for the three months reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements and are largely influenced by the change in inventory from year-end levels. Cash generated from operations has allowed the Company to maintain a strong cash position.

During October 1998, the Company completed its second $250 million stock repurchase program and announced its intentions to repurchase an additional $750 million of common stock over several years. During the first quarter ended May 1, 1999, the Company repurchased 4.1 million shares at a cost of $135.3 million. Since the inception of the $750 million stock repurchase program, the Company has repurchased 8.2 million shares at a cost of $230.8 million.

THE YEAR 2000 ISSUE

The following paragraphs relating to the Year 2000 issue also are designated a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

The operations of the Company rely on various computer technologies which, as is true of many companies, may be affected by what is commonly referred to as the Year 2000 ("Y2K") issue. To address this matter, in October 1995, the Company began to evaluate whether its computer resources would be able to recognize and accept date sensitive information before and after the arrival of the Year 2000. A failure of these technologies to recognize and process such information could create an adverse impact on the operations of the Company.

In connection with its Y2K evaluation, the Company established a Company-wide Y2K project team to review and assess the Y2K readiness of its computer technologies in each business area, and to remediate, validate and, where necessary, develop contingency plans to enable these technologies to effect a smooth transition to the Year 2000 and beyond.

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

THE COMPANY'S STATE OF READINESS

The Company's review and assessment phase is substantially complete with respect to its IT systems and the Company has identified and inventoried those IT systems which are critical to its operations. The Company's effort to modify these IT technologies to address the Y2K issue is ongoing and is expected to be substantially completed by the end of the second quarter of fiscal 2000 with full completion scheduled by the end of the third quarter of fiscal 2000. The Company's mainframe operating system has already been remediated, tested and determined to be compliant in a simulated Y2K environment. Ongoing validation testing of this system will be performed during 1999. The Company's proprietary software systems as well as those purchased or licensed from third parties have been substantially remediated and ongoing validation testing will continue during 1999.

With respect to the Company's non-IT systems, the review and assessment phase is substantially complete and the Company has identified and inventoried such technologies. The Company has undertaken a program to modify or replace such technologies where they are related to critical functions of the Company. The estimated completion date for this portion of the Y2K project plan is by the end of the third quarter of fiscal 2000.

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

COSTS ASSOCIATED WITH YEAR 2000 ISSUES

As of May 1, 1999, the Company has incurred approximately $10 million in costs related to the Y2K project. The Company currently estimates that the aggregate cost of the Y2K project will be approximately $13 million, which cost is being expensed as incurred. The Company's Y2K costs are primarily for the cost of internal and third-party programming for remediation and testing. All of these costs have been or are expected to be funded through operating cash flows. The aggregate cost estimate is based on the current assessment of the Y2K project and is subject to change as the project progresses. The Company has not deferred the implementation of any significant IT projects while addressing the Y2K issue.

CONTINGENCY PLANS

The Company believes that the IT and non-IT technologies which support its critical functions will be ready for the transition to the Year 2000. There can be no assurance, however, that similar unresolved issues for key commercial partners (including utilities, financial services, building services and transportation services) will not cause an adverse effect on the Company. To address these risks, and to address the risk that its own IT and non-IT technologies may not perform as expected during the Y2K transition, the Company is in the process of developing and finalizing appropriate Y2K contingency plans, which plans will be established and then revised as necessary during the course of 1999. Although the Company believes that its efforts to address the Y2K issue will be sufficient to avoid a material adverse impact on the Company, there can be no assurance that these efforts will be fully effective.

PART II.    OTHER INFORMATION

Item 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its Annual Meeting of Stockholders on June 8, 1999. The following were voted upon at the Annual Meeting:

            Election of Directors                For                   Withheld
            ---------------------                ---                   --------

            Phyllis B. Davis                     283,678,872           1,169,696
            Dennis F. Hightower                  283,656,664           1,191,904
            John F. O'Brien                      283,654,976           1,193,592
            Willow B. Shire                      283,651,144           1,197,424

            In addition to those elected, the following are directors whose term of office continued after the Annual Meeting:

            Bernard Cammarata
            Richard G. Lesser
            Arthur F. Loewy
            John M. Nelson
            Robert F. Shapiro
            Fletcher H. Wiley

            Proposal for the approval to amend Article Fourth of the Company's Third Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 600,000,000 to 1,200,000,000.

            For                                                      248,015,819
            Against                                                   36,140,958
            Abstain                                                      691,790
            Broker non-votes                                                   1

            Proposal presented by certain shareholders regarding implementation of the MacBride Principles.

            For                                                       25,253,138
            Against                                                  223,988,100
            Abstain                                                   15,753,188
            Broker non-votes                                          19,854,142

Item 6(a) EXHIBITS

      3.1 Third Restated Certificate of Incorporation, and related amendments, are filed herewith.

Item 6(b)   REPORTS ON FORM 8-K

            The Company was not required to file a current report on Form 8-K during the quarter ended May 1, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE TJX COMPANIES, INC.
                                        -------------------------------------
                                        (Registrant)



Date: June 14, 1999



                                        /s/ Donald G. Campbell
                                        -------------------------------------
                                        Donald G. Campbell, Executive Vice
                                        President - Finance, on behalf
                                        of The TJX Companies, Inc. and as
                                        Principal Financial and Accounting
                                        Officer of The TJX Companies, Inc.