Form 10-Q
period 1999-07-31
TJX COMPANIES INC /DE/
filed 1999-09-13
CIK 109198

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


For Quarter Ended July 31, 1999
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


                                 (508) 390-1000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

The number of shares of Registrant's common stock outstanding as of August 28, 1999: 314,955,480.

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                             Thirteen Weeks Ended
                                                          ---------------------------
                                                           July 31,         August 1,
                                                             1999             1998
                                                          ----------       ----------

Net sales                                                 $2,098,644       $1,864,236
                                                          ----------       ----------

Cost of sales, including buying and occupancy costs        1,583,132        1,418,490

Selling, general and administrative expenses                 330,481          303,332

Interest expense (income), net                                 1,964            1,425
                                                          ----------       ----------

Income before income taxes                                   183,067          140,989

Provision for income taxes                                    68,388           56,113
                                                          ----------       ----------

Net income                                                   114,679           84,876

Preferred stock dividends                                         --            1,238
                                                          ----------       ----------

Net income available to common shareholders               $  114,679       $   83,638
                                                          ==========       ==========

Earnings per share:
   Basic                                                  $      .36       $      .26
   Diluted                                                $      .36       $      .25

Cash dividends per common share                           $     .035       $      .03


The accompanying notes are an integral part of the financial statements.

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                            Twenty-Six Weeks Ended
                                                          ---------------------------
                                                           July 31,         August 1,
                                                             1999             1998
                                                          ----------       ----------

Net sales                                                 $4,050,728       $3,640,083
                                                          ----------       ----------

Cost of sales, including buying and occupancy costs        3,014,611        2,748,751

Selling, general and administrative expenses                 641,157          603,167

Interest expense (income), net                                 1,230            1,383
                                                          ----------       ----------

Income before income taxes                                   393,730          286,782

Provision for income taxes                                   151,389          114,139
                                                          ----------       ----------

Net income                                                   242,341          172,643

Preferred stock dividends                                         --            2,488
                                                          ----------       ----------

Net income available to common shareholders               $  242,341       $  170,155
                                                          ==========       ==========

Earnings per share:
   Basic                                                  $      .76       $      .53
   Diluted                                                $      .75       $      .51

Cash dividends per common share                           $      .07       $      .06


The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                                             July 31,            January 30,           August 1,
                                                                               1999                 1999                 1998
                                                                            ----------           -----------          ----------
ASSETS
------
Current assets:
   Cash and cash equivalents                                                $   47,187           $  461,244           $   58,017
   Accounts receivable                                                          87,960               67,345               81,493
   Merchandise inventories                                                   1,578,134            1,186,068            1,469,956
   Prepaid expenses                                                             70,821               28,448               63,627
                                                                            ----------           ----------           ----------
      Total current assets                                                   1,784,102            1,743,105            1,673,093
                                                                            ----------           ----------           ----------

Property, at cost:
   Land and buildings                                                          115,064              115,485              113,911
   Leasehold costs and improvements                                            590,641              547,099              514,437
   Furniture, fixtures and equipment                                           775,443              711,320              663,190
                                                                            ----------           ----------           ----------
                                                                             1,481,148            1,373,904            1,291,538
   Less accumulated depreciation and amortization                              685,967              617,302              576,215
                                                                            ----------           ----------           ----------
                                                                               795,181              756,602              715,323

Other assets                                                                    47,273               27,436               22,837
Deferred income taxes                                                           27,336               22,386                   --
Goodwill and tradename, net of amortization                                    195,402              198,317              201,235
                                                                            ----------           ----------           ----------

TOTAL ASSETS                                                                $2,849,294           $2,747,846           $2,612,488
                                                                            ==========           ==========           ==========

LIABILITIES
-----------
Current liabilities:
   Short-term debt                                                          $   59,563           $       --           $    6,613
   Current installments of long-term debt                                      100,535                  694               22,669
   Accounts payable                                                            740,941              617,159              639,188
   Accrued expenses and other current liabilities                              576,528              624,801              566,190
   Federal and state income taxes payable                                       24,823               64,192               32,361
                                                                            ----------           ----------           ----------
      Total current liabilities                                              1,502,390            1,306,846            1,267,021
                                                                            ----------           ----------           ----------

Long-term debt exclusive of current installments:
   Promissory notes                                                                203                  433                  738
   General corporate debt                                                      119,918              219,911              219,904

Deferred income taxes                                                               --                   --                  952

SHAREHOLDERS' EQUITY
--------------------
Preferred stock at face value, authorized 5,000,000 shares,
   par value $1, issued and outstanding cumulative
   convertible stock of 632,600 shares of 7% Series E
   at August 1, 1998                                                                --                   --               63,260
Common stock, authorized 1,200,000,000 shares,
   par value $1, issued and outstanding

   315,989,375; 322,140,770 and 314,772,568 shares                             315,989              322,141              314,772
Accumulated other comprehensive income (loss)                                   (1,268)              (1,529)              (1,862)
Additional paid-in capital                                                          --                   --                   --
Retained earnings                                                              912,062              900,044              747,703
                                                                            ----------           ----------           ----------
      Total shareholders' equity                                             1,226,783            1,220,656            1,123,873
                                                                            ----------           ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $2,849,294           $2,747,846           $2,612,488
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

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                                                   Twenty-Six Weeks Ended
                                                                                ---------------------------
                                                                                 July 31,         August 1,
                                                                                   1999              1998
                                                                                ---------         ---------
Cash flows from operating activities:
   Net income                                                                   $ 242,341         $ 172,643
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                              75,962            65,585
        Property disposals                                                          4,717             1,391
        Other, net                                                                (19,579)             (622)
        Changes in assets and liabilities:
           (Increase) in accounts receivable                                      (20,615)          (20,758)
           (Increase) in merchandise inventories                                 (392,066)         (279,786)
           (Increase) in prepaid expenses                                         (42,373)          (36,270)
           Increase in accounts payable                                           123,782            56,397
           Increase (decrease) in accrued expenses and other
             current liabilities                                                  (48,273)           12,547
           (Decrease) in income taxes payable                                     (39,369)          (25,502)
           (Decrease) in deferred income taxes                                     (4,950)           (2,934)
                                                                                ---------         ---------

Net cash (used in) operating activities                                          (120,423)          (57,309)
                                                                                ---------         ---------

Cash flows from investing activities:
   Property additions                                                            (116,242)          (94,235)
   Proceeds from sale of other assets                                                  --             8,338
                                                                                ---------         ---------
Net cash (used in) investing activities                                          (116,242)          (85,897)
                                                                                ---------         ---------

Cash flows from financing activities:
   Proceeds from borrowings of short-term debt                                     59,563             6,613
   Principal payments on long-term debt                                              (389)           (1,080)
   Common stock repurchased                                                      (232,219)         (194,486)
   Proceeds from sale and issuance of common stock, net                            17,877             7,340
   Cash dividends                                                                 (22,224)          (21,533)
                                                                                ---------         ---------
Net cash (used in) financing activities                                          (177,392)         (203,146)
                                                                                ---------         ---------

Net (decrease) in cash and cash equivalents                                      (414,057)         (346,352)
Cash and cash equivalents at beginning of year                                    461,244           404,369
                                                                                ---------         ---------

Cash and cash equivalents at end of period                                      $  47,187         $  58,017
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

3. The Company's cash payments for interest expense and income taxes are as follows:

                                                  Twenty-Six Weeks Ended
                                               ----------------------------
                                               July 31,           August 1,
                                                 1999               1998
                                               --------           ---------
                                                      (In Thousands)

      Cash paid for:
        Interest on debt                       $  9,801           $ 12,013
        Income taxes                           $184,027           $143,051

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

      The Company is also contingently liable on certain store leases of its former Hit or Miss division which was sold by the Company in September 1995. During the third quarter ended October 31, 1998, the Company increased its reserve for its discontinued operations by $15 million ($9 million after tax), primarily for potential lease liabilities relating to guarantees on leases of its former Hit or Miss division. The after tax cost of $9 million or, $.02 per diluted share, was recorded as a loss on disposal of discontinued operations.

5. On November 18, 1998, all outstanding shares of Series E cumulative convertible preferred stock were mandatorily converted into common stock in accordance with its terms.

6. Other comprehensive income (loss), net of reclassification adjustments, was a loss of $335,000 for the thirteen weeks ended July 31, 1999, and a loss of $1,372,000 for the thirteen weeks ended August 1, 1998. For the six months, other comprehensive income (loss) was income of $261,000 at July 31, 1999 and a loss of $5,179,000 at August 1, 1998. The components of other comprehensive income (loss) for the Company include foreign currency translation adjustments of its foreign subsidiaries (including related hedging activity). In the prior year, other comprehensive income
      (loss) also included activity relating to unrealized gains and losses on marketable securities.

7.    The computation of basic and diluted earnings per share is as follows:

                                                                                  Thirteen Weeks Ended
                                                                          -----------------------------------
                                                                            July 31,               August 1,
                                                                              1999                   1998
                                                                          ------------           ------------
                                                                     ($'s in thousands except per share amounts)

      Net income (Numerator in diluted calculation)                       $    114,679           $     84,876
      Less preferred dividends                                                      --                  1,238
                                                                          ------------           ------------
      Net income available to common shareholders (Numerator
        in basic calculation)                                             $    114,679           $     83,638
                                                                          ============           ============

      Shares for basic and diluted earnings per share calculations:
        Average common shares outstanding for basic EPS                    317,158,089            317,367,085
        Dilutive effect of stock options and awards                          3,292,786              5,721,400
        Dilutive effect of convertible preferred stock                              --             14,048,540
                                                                          ------------           ------------
        Average common shares outstanding for diluted EPS                  320,450,875            337,137,025
                                                                          ============           ============

      Basic earnings per share                                            $        .36           $        .26
      Diluted earnings per share                                          $        .36           $        .25

                                                                                                 Twenty-Six Weeks Ended
                                                                                           -----------------------------------
                                                                                             July 31,               August 1,
                                                                                               1999                   1998
                                                                                           ------------           ------------
                                                                                       ($'s in thousands except per share amounts)

      Net income (Numerator in diluted calculation)                                        $    242,341           $    172,643
      Less preferred dividends                                                                       --                  2,488
                                                                                           ------------           ------------
      Net income available to common shareholders (Numerator
        in basic calculation)                                                              $    242,341           $    170,155
                                                                                           ============           ============

      Shares for basic and diluted earnings per share calculations:
        Average common shares outstanding for basic EPS                                     319,436,817            318,350,224
        Dilutive effect of stock options and awards                                           3,519,324              5,862,259
        Dilutive effect of convertible preferred stock                                               --             14,742,915
                                                                                           ------------           ------------
        Average common shares outstanding for diluted EPS                                   322,956,141            338,955,398
                                                                                           ============           ============

      Basic earnings per share                                                             $        .76           $        .53
      Diluted earnings per share                                                           $        .75           $        .51

8. During October 1998, the Company completed its second $250 million stock repurchase program and announced its intentions to repurchase an additional $750 million of common stock over several years. During the six months ended July 31, 1999, the Company repurchased 7.2 million shares at a cost of $232.2 million. Since the inception of the $750 million stock repurchase program, the Company has repurchased 11.4 million shares at a cost of $327.7 million.

9. During the second quarter the Company entered into a new lease agreement for the expansion of its corporate offices and amended the existing leases on the same property. The new lease has an initial term, which expires on December 31, 2015, and the existing lease agreements have been extended through December 31, 2010. Rental payments on the new expansion are expected to commence in the first quarter of fiscal 2002, and will be accounted for as a capital lease.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                             Twenty-Six Weeks Ended
                                  July 31, 1999
                  Versus Twenty-Six Weeks Ended August 1, 1998

All reference to earnings per share amounts are diluted earnings per share unless otherwise indicated.

Net sales from continuing operations for the second quarter were $2,098.6 million, up 13% from $1,864.2 million last year. For the six months, net sales from continuing operations were $4,050.7 million, up 11% from $3,640.0 for the same period last year. The increase in sales is attributable to an increase in same store sales and new stores. Same store sales for the thirteen weeks increased 7% at T.J. Maxx, 6% at Marshalls, 6% at Winners, 14% at T.K. Maxx and 14% at HomeGoods. Same store sales for the six months increased by 6% at T.J. Maxx, 5% at Marshalls, 8% at Winners, 17% at T.K. Maxx and 12% at HomeGoods.

Net income for the second quarter was $114.7 million, or $.36 per common share, versus $84.9 million, or $.25 per common share last year. For the six months, net income was $242.3 million, or $.75 per share versus $172.6 million or $.51 per share in the prior year.

The following table sets forth operating results expressed as a percentage of net sales (continuing operations):

                                                                           Percentage of Net Sales
                                                            ---------------------------------------------------
                                                                 13 Weeks Ended               26 Weeks Ended
                                                            -----------------------        --------------------
                                                            7/31/99          8/1/98        7/31/99       8/1/98
                                                            -------          ------        -------       ------

Net sales                                                    100.0%          100.0%         100.0%       100.0%
                                                             -----           -----          -----        -----

Cost of sales, including buying and occupancy costs           75.4            76.1           74.4         75.5
Selling, general and administrative expenses                  15.8            16.2           15.8         16.5
Interest expense (income), net                                  .1              .1             .1           .1
                                                             -----           -----          -----        -----

Income before income taxes                                     8.7%            7.6%           9.7%         7.9%
                                                             =====           =====          =====        =====

Cost of sales including buying and occupancy costs as a percent of net sales decreased from the prior year. This improvement is primarily due to improved merchandise margins, particularly at T.J. Maxx and Marshalls, resulting from strong inventory management. In addition, the improvement in this ratio reflects the strong growth in sales.

Selling, general and administrative expenses, as a percentage of net sales, decreased from the prior year. This improvement in both periods reflects the benefits of the Company's strong sales growth while the six months ended July 31, 1999 also reflects a reduction in certain corporate expenses, as discussed on page 10.

Interest expense (income), net, includes income of $2.5 million in the second quarter and $8.0 million in the first six months of the current year, versus $5.0 million and $10.9 million of interest income in the second quarter and six months ended last year.

The Company's effective income tax rate is 38.4% for the six months ended July 31, 1999, versus 39.8% last year. This reduction is primarily due to the recognition of additional tax benefits attributable to the Company's Puerto Rico net operating loss carry forward.

The following table sets forth the operating results of the Company's major business segments: (unaudited)

                                                    Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                                -----------------------------         -----------------------------
                                                 July 31,           August 1,          July 31,           August 1,
                                                   1999               1998               1999               1998
                                                ----------         ----------         ----------         ----------
                                                                          (In Thousands)
Net sales:
   Off-price family apparel stores              $2,055,717         $1,837,419         $3,969,528         $3,587,884
   Off-price home fashion stores                    42,927             26,817             81,200             52,199
                                                ----------         ----------         ----------         ----------
                                                $2,098,644         $1,864,236         $4,050,728         $3,640,083
                                                ==========         ==========         ==========         ==========

Operating income (loss):
   Off-price family apparel stores              $  200,075         $  157,470         $  419,618         $  324,831
   Off-price home fashion stores                      (989)            (2,246)            (1,655)            (4,502)
                                                ----------         ----------         ----------         ----------
                                                   199,086            155,224            417,963            320,329

General corporate expense                           13,402             12,158             21,698             30,859
Goodwill amortization                                  653                652              1,305              1,305
Interest expense (income), net                       1,964              1,425              1,230              1,383
                                                ----------         ----------         ----------         ----------

Income before income taxes                      $  183,067         $  140,989         $  393,730         $  286,782
                                                ==========         ==========         ==========         ==========

The off-price family apparel stores segment, which includes T.J. Maxx, Marshalls, Winners, T.K. Maxx and A.J. Wright, significantly increased operating income. These results reflect strong inventory management and the strong sales performance on top of strong gains in the prior year. General corporate expense for the six months decreased from the prior year as last year included a $5.5 million charge for the write-off of the Hit or Miss note receivable. In addition, last year includes a charge of $4 million, versus $1 million this year, for charges associated with a deferred compensation award granted to the Company's Chief Executive Officer in the first quarter of fiscal 1998. This award, initially denominated in shares of the Company's common stock, has now been fully allocated to other investment options, at the election of the executive.

Stores in operation at the end of the period are as follows:

                                             July 31, 1999        August 1, 1998
                                             -------------        --------------

        T.J. Maxx                                  617                 593
        Marshalls                                  487                 464
        Winners                                     91                  81
        HomeGoods                                   39                  25
        T.K. Maxx                                   43                  35
        A.J. Wright                                 11                   -

FINANCIAL CONDITION

Cash flows from operating activities for the six months reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements and are largely influenced by the change in inventory from year-end levels. Operating cash flows for the period ending July 31, 1999, reflects the Company's purchase of investments intended to offset obligations associated with certain deferred compensation plans and a reduction in accrued expenses from year-end levels versus an increase in accrued expenses for the same period last year.

During October 1998, the Company completed its second $250 million stock repurchase program and announced its intentions to repurchase an additional $750 million of common stock over several years. During the six months ended July 31, 1999, the Company repurchased 7.2 million shares at a cost of $232.2 million. Since the inception of the $750 million stock repurchase program, the Company has repurchased 11.4 million shares at a cost of $327.7 million. The stock repurchase activity during the first six months of the year resulted in the Company borrowing $50 million under its revolving credit agreement in late July.

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

THE COMPANY'S STATE OF READINESS

The Company's review and assessment phase is complete with respect to its IT systems and the Company has identified and inventoried those IT systems which are critical to its operations. The Company's effort to modify these IT technologies to address the Y2K issue is complete with final installation and testing to be completed by the end of the third quarter of fiscal 2000. The Company's mainframe operating system has already been remediated, tested and determined to be compliant in a simulated Y2K environment. Ongoing validation testing of this system will be performed during 1999. The Company's proprietary software systems as well as those purchased or licensed from third parties have been substantially remediated and ongoing validation testing will continue during 1999.

With respect to the Company's non-IT systems, the review and assessment phase is complete and the Company has identified and inventoried such technologies. The Company has undertaken a program to modify or replace such technologies where they are related to critical functions of the Company. This portion of the Y2K project plan is expected to be substantially complete by the end of the third quarter of fiscal 2000.

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

COSTS ASSOCIATED WITH YEAR 2000 ISSUES

As of July 31, 1999, the Company has incurred approximately $12 million in costs related to the Y2K project. The Company currently estimates that the aggregate cost of the Y2K project will be approximately $13 million, which cost is being expensed as incurred. The Company's Y2K costs are primarily for the cost of internal and third party programming for remediation and testing. All of these costs have been or are expected to be funded through operating cash flows. The aggregate cost estimate is based on the current assessment of the Y2K project and is subject to change as the project progresses. The Company has not deferred the implementation of any significant IT projects while addressing the Y2K issue.

CONTINGENCY PLANS

The Company believes that the IT and non-IT technologies which support its critical functions will be ready for the transition to the Year 2000. There can be no assurance, however, that similar unresolved issues for key commercial partners (including utilities, financial services, building services and transportation services) will not cause an adverse effect on the Company. To address these risks, and to address the risk that its own IT and non-IT technologies may not perform as expected during the Y2K transition, the Company is in the process of finalizing its contingency plans and such plans will be established and then revised as necessary during the course of 1999. Although the Company believes that its efforts to address the Y2K issue will be sufficient to avoid a material adverse impact on the Company, there can be no assurance that these efforts will be fully effective.

PART II.   OTHER INFORMATION

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Information with respect to matters voted on at the Company's Annual Meeting of Stockholders on June 8, 1999 (during the period covered by this report) was provided in the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

Item 6(a)  EXHIBITS

     10.1 The 1986 Stock Incentive Plan, as amended through September 9, 1999, is filed herewith.

     27    Financial Data Schedule.

Item 6(b)  REPORTS ON FORM 8-K

           The Company was not required to file a current report on Form 8-K during the quarter ended July 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  THE TJX COMPANIES, INC.
                                  ----------------------------------------------
                                  (Registrant)


Date: September 13, 1999



                                  /s/ Donald G. Campbell
                                  ----------------------------------------------
                                  Donald G. Campbell, Executive Vice President - Finance, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.