Form 10-Q
period 1999-10-30
TJX COMPANIES INC /DE/
filed 1999-11-29
CIK 109198

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


For Quarter Ended October 30, 1999
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

The number of shares of Registrant's common stock outstanding as of October 30, 1999: 310,080,847

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                                     Thirteen Weeks Ended
                                                                 -----------------------------
                                                                 October 30,       October 31,
                                                                        1999              1998
                                                                 -----------       ----------

Net sales                                                         $2,257,094       $ 2,026,578
                                                                  ----------       -----------

Cost of sales, including buying and occupancy costs                1,659,885         1,480,501

Selling, general and administrative expenses                         338,319           322,531

Interest expense, net                                                  4,274             1,507
                                                                  ----------       -----------

Income before income taxes                                           254,616           222,039

Provision for income taxes                                            97,642            88,372
                                                                  ----------       -----------

Income from continuing operations before extraordinary item          156,974           133,667

(Loss) from discontinued operations, net of income taxes                  --            (9,048)
                                                                  ----------       -----------

Net income                                                           156,974           124,619

Preferred stock dividends                                                 --               978
                                                                  ----------       -----------

Net income available to common shareholders                       $  156,974       $   123,641
                                                                  ==========       ===========

Earnings per share:
   Income from continuing operations:
     Basic                                                        $      .50       $       .42
     Diluted                                                      $      .50       $       .40

   Net income:
     Basic                                                        $      .50       $       .39
     Diluted                                                      $      .50       $       .38

Cash dividends per common share                                   $     .035       $       .03


The accompanying notes are an integral part of the financial statements.

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                                     Thirty-Nine Weeks Ended
                                                                  ----------------------------
                                                                  October 30,      October 31,
                                                                         1999             1998
                                                                  -----------      -----------

Net sales                                                         $6,307,822       $ 5,666,661
                                                                  ----------       -----------

Cost of sales, including buying and occupancy costs                4,674,496         4,229,252

Selling, general and administrative expenses                         979,476           925,698

Interest expense, net                                                  5,504             2,890
                                                                  ----------       -----------

Income before income taxes                                           648,346           508,821

Provision for income taxes                                           249,031           202,511
                                                                  ----------       -----------

Income from continuing operations before extraordinary item          399,315           306,310

(Loss) from discontinued operations, net of income taxes                  --            (9,048)
                                                                  ----------       -----------

Net income                                                           399,315           297,262

Preferred stock dividends                                                 --             3,466
                                                                  ----------       -----------

Net income available to common shareholders                       $  399,315       $   293,796
                                                                  ==========       ===========

Earnings per share:
   Income from continuing operations:
     Basic                                                        $     1.26       $       .96
     Diluted                                                      $     1.24       $       .91

   Net income:
     Basic                                                        $     1.26       $       .93
     Diluted                                                      $     1.24       $       .88

Cash dividends per common share                                   $     .105       $       .09


The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                                  October 30,        January 30,        October 31,
                                                                         1999               1999              1998
                                                                  -----------        -----------        -----------
ASSETS
Current assets:
   Cash and cash equivalents                                      $    24,561        $   461,244        $   155,691
   Accounts receivable                                                114,315             67,345            104,392
   Merchandise inventories                                          1,638,764          1,186,068          1,501,362
   Prepaid expenses and other current assets                           75,001             28,448             58,337
                                                                  -----------        -----------        -----------
     Total current assets                                           1,852,641          1,743,105          1,819,782
                                                                  -----------        -----------        -----------

Property, at cost:
   Land and buildings                                                 115,757            115,485            115,726
   Leasehold costs and improvements                                   612,367            547,099            541,426
   Furniture, fixtures and equipment                                  819,213            711,320            677,274
                                                                  -----------        -----------        -----------
                                                                    1,547,337          1,373,904          1,334,426
   Less accumulated depreciation and amortization                     723,397            617,302            594,497
                                                                  -----------        -----------        -----------
                                                                      823,940            756,602            739,929

Other assets                                                           50,335             27,436             20,592
Deferred income taxes                                                  29,850             22,386              7,072
Goodwill and tradename, net of amortization                           193,981            198,317            199,742
                                                                  -----------        -----------        -----------

TOTAL ASSETS                                                      $ 2,950,747        $ 2,747,846        $ 2,787,117
                                                                  ===========        ===========        ===========

LIABILITIES
Current liabilities:
   Short-term debt                                                $   108,000        $        --        $        --
   Current installments of long-term debt                             100,510                694             22,618
   Accounts payable                                                   747,043            617,159            709,302
   Accrued expenses and other current liabilities                     599,507            624,801            622,731
   Federal and state income taxes payable                              73,592             64,192             83,134
                                                                  -----------        -----------        -----------
     Total current liabilities                                      1,628,652          1,306,846          1,437,785
                                                                  -----------        -----------        -----------

Long-term debt exclusive of current installments:
   Promissory notes                                                       159                433                670
   General corporate debt                                             119,922            219,911            219,908

SHAREHOLDERS' EQUITY
Preferred stock at face value, authorized 5,000,000 shares,
   par value $1, issued and outstanding cumulative
   convertible stock of 411,790 shares of 7% Series E
   at October 31, 1998                                                     --                 --             41,179
Common stock, authorized 1,200,000,000 shares,
   par value $1, issued and outstanding
   310,080,847; 322,140,770 and 314,181,999 shares                    310,081            322,141            314,182
Accumulated other comprehensive income (loss)                          (1,480)            (1,529)            (3,146)
Additional paid-in capital                                                 --                 --                 --
Retained earnings                                                     893,413            900,044            776,539
                                                                  -----------        -----------        -----------
     Total shareholders' equity                                     1,202,014          1,220,656          1,128,754
                                                                  -----------        -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 2,950,747        $ 2,747,846        $ 2,787,117
                                                                  ===========        ===========        ===========


The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                                         Thirty-Nine Weeks Ended
                                                                      -----------------------------
                                                                      October 30,       October 31,
                                                                             1999             1998
                                                                      -----------       ----------
Cash flows from operating activities:
   Net income                                                          $ 399,315        $ 297,262
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Loss from discontinued operations                                      --            9,048
       Depreciation and amortization                                     115,811          100,329
       Loss on sale of other assets                                           --              659
       Property disposals                                                  5,776              840
       Other, net                                                        (24,571)             200
       Changes in assets and liabilities:
         (Increase) in accounts receivable                               (46,970)         (43,657)
         (Increase) in merchandise inventories                          (452,696)        (311,192)
         (Increase) in prepaid expenses and other current assets         (46,650)         (30,980)
         Increase in accounts payable                                    129,884          126,511
         Increase (decrease) in accrued expenses and other
           current liabilities                                           (25,294)          54,057
         Increase in income taxes payable                                  9,400           25,271
         (Decrease) in deferred income taxes                              (7,425)          (4,410)
                                                                       ---------        ---------

Net cash provided by operating activities                                 56,580          223,938
                                                                       ---------        ---------

Cash flows from investing activities:
   Property additions                                                   (182,470)        (152,312)
   Proceeds from sale of other assets                                         --            8,338
                                                                       ---------        ---------
Net cash (used in) investing activities                                 (182,470)        (143,974)
                                                                       ---------        ---------

Cash flows from financing activities:
   Proceeds from borrowings of short-term debt                           108,000               --
   Principal payments on long-term debt                                     (458)          (1,199)
   Common stock repurchased                                             (405,584)        (304,376)
   Proceeds from sale and issuance of common stock, net                   20,326            8,869
   Cash dividends                                                        (33,077)         (31,936)
                                                                       ---------        ---------
Net cash (used in) financing activities                                 (310,793)        (328,642)
                                                                       ---------        ---------

Net (decrease) in cash and cash equivalents                             (436,683)        (248,678)
Cash and cash equivalents at beginning of year                           461,244          404,369
                                                                       ---------        ---------

Cash and cash equivalents at end of period                             $  24,561        $ 155,691
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

3. The Company's cash payments for interest expense and income taxes are as follows:

                                               Thirty-Nine Weeks Ended
                                         --------------------------------------
                                         October 30,                October 31,
                                                1999                       1998
                                         -----------             --------------
                                                    (In Thousands)
     Cash paid for:
       Interest on debt                    $ 10,975                  $ 13,506
       Income taxes                        $235,812                  $185,578

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

     The Company is also contingently liable on certain store leases of its former Hit or Miss division which was sold by the Company in September 1995. During the third quarter ended October 31, 1998, the Company increased its reserve for its discontinued operations by $15 million ($9 million after-tax), primarily for potential lease liabilities relating to guarantees on leases of its former Hit or Miss division. The after-tax cost of $9 million, or $.02 per diluted share, was recorded as a loss from discontinued operations.

5. On November 18, 1998, all outstanding shares of Series E cumulative convertible preferred stock were mandatorily converted into common stock in accordance with its terms.

6. The Company's comprehensive income for the periods ended October 30, 1999 and October 31, 1998 is presented below: (Dollars in thousands)

                                                       13 Weeks Ended                      39 Weeks Ended
                                                -----------------------------      -----------------------------
                                                October 30,       October 31,      October 30,       October 31,
                                                       1999              1998             1999              1998
                                                -----------       -----------      -----------       -----------
Net income                                        $ 156,974        $ 124,619        $ 399,315        $ 297,262
Other comprehensive income (loss):
   Foreign currency translation adjustment,
     net of hedging activity                           (154)            (436)             107           (1,134)
   Unrealized gains (losses) on marketable
     securities, including reclassification
     adjustments                                        (58)            (848)             (58)          (5,328)
                                                  ---------        ---------        ---------        ---------
Comprehensive income                              $ 156,762        $ 123,335        $ 339,364        $ 290,800
                                                  =========        =========        =========        =========

7.   The computation of basic and diluted earnings per share is as follows:


                                                                         Thirteen Weeks Ended
                                                                    -------------------------------
                                                                    October 30,         October 31,
                                                                           1999               1998
                                                                    -----------         -----------
                                                             ($'s in thousands except per share amounts)
Income from continuing operations
  (Numerator in diluted calculation)                                $    156,974       $    133,667
Less preferred dividends                                                      --                978
                                                                    ------------       ------------
Income from continuing operations available to
  common shareholders (Numerator in basic calculation)              $    156,974       $    132,689
                                                                    ============       ============

Net income (Numerator in diluted calculation)                       $    156,974       $    124,619
Less preferred dividends                                                      --                978
                                                                    ------------       ------------
Net income available to common shareholders
  (Numerator in basic calculation)                                  $    156,974       $    123,641
                                                                    ============       ============

Shares for basic and diluted earnings per share calculations:
  Average common shares outstanding for basic EPS                    313,297,756        313,930,546
  Dilutive effect of stock options and awards                          3,015,253          5,098,933
  Dilutive effect of convertible preferred stock                              --         12,737,200
                                                                    ------------       ------------
  Average common shares outstanding for diluted EPS                  316,313,009        331,766,679
                                                                    ============       ============


Income from continuing operations:
  Basic earnings per share                                          $        .50       $        .42
  Diluted earnings per share                                        $        .50       $        .40

Net income:
  Basic earnings per share                                          $        .50       $        .39
  Diluted earnings per share                                        $        .50       $        .38

                                                                         Thirty-Nine Weeks Ended
                                                                     -------------------------------
                                                                     October 30,         October 31,
                                                                            1999                1998
                                                                     -----------         -----------
                                                               ($'s in thousands except per share amounts)

Income from continuing operations
  (Numerator in diluted calculation)                                $    399,315       $    306,310
Less preferred dividends                                                      --              3,466
                                                                    ------------       ------------
Income from continuing operations available to
  common shareholders (Numerator in basic calculation)              $    399,315       $    302,844
                                                                    ============       ============

Net income (Numerator in diluted calculation)                       $    399,315       $    297,262
Less preferred dividends                                                      --              3,466
                                                                    ------------       ------------
Net income available to common shareholders
  (Numerator in basic calculation)                                  $    399,315       $    293,796
                                                                    ============       ============

Shares for basic and diluted earnings per share calculations:
  Average common shares outstanding for basic EPS                    317,390,461        316,877,003
  Dilutive effect of stock options and awards                          3,441,890          5,713,233
  Dilutive effect of convertible preferred stock                              --         14,074,348
                                                                    ------------       ------------
  Average common shares outstanding for diluted EPS                  320,832,351        336,664,584
                                                                    ============       ============

Income from continuing operations:
  Basic earnings per share                                          $       1.26       $        .96
  Diluted earnings per share                                        $       1.24       $        .91

Net income:
  Basic earnings per share                                          $       1.26       $        .93
  Diluted earnings per share                                        $       1.24       $        .88

8. During October 1998, the Company completed its second $250 million stock repurchase program and announced its intentions to repurchase an additional $750 million of common stock over several years. During the nine months ended October 30, 1999, the Company repurchased 13.4 million shares at a cost of $405.6 million. Since the inception of the $750 million stock repurchase program, the Company has repurchased 17.6 million shares at a cost of $501.1 million.

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

10. During the third quarter the Company received 693,537 common shares of Manulife Financial with whom the Company has held a number of life insurance policies for many years. The shares issued reflect ownership interest in the demutualized insurer due to policies held by the Company. These securities were recorded at market value upon receipt resulting in an $8.5 million pre-tax gain in the third quarter. Subsequent to the receipt of the shares, unrealized gains and losses are recognized as a component of comprehensive income (loss), net of income taxes.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                             Thirty-Nine Weeks Ended
                                October 30, 1999
                 VERSUS THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

All reference to earnings per share amounts are diluted earnings per share unless otherwise indicated.

Net sales from continuing operations for the third quarter were $2,257.1 million, up 11% from $2,026.6 million last year. For the nine months, net sales from continuing operations were $6,307.8 million, up 11% from $5,666.7 million for the same period last year. The increase in sales is attributable to an increase in same store sales and new stores. Same store sales for the thirteen weeks increased 5% at Marmaxx (T.J. Maxx and Marshalls), 7% at Winners, 8% at T.K. Maxx and 17% at HomeGoods. Same store sales for the nine months increased by 5% at Marmaxx, 8% at Winners, 14% at T.K. Maxx and 14% at HomeGoods.

Income from continuing operations for the third quarter was $157.0 million, or $.50 per common share, versus $133.7 million, or $.40 per common share. For the nine months ended October 30, 1999, income from continuing operations was $399.3 million, or $1.24 per common share versus $306.3 million or $.91 per common share. After a $9 million after-tax charge for contingent lease obligations relating to discontinued operations, net income for the third quarter and nine months ended October 31, 1998 was $124.6 million, or $.38 per common share, and $297.3 million, or $.88 per common share respectively.

The following table sets forth operating results expressed as a percentage of net sales (continuing operations):

                                                                                Percentage of Net Sales
                                                                     ----------------------------------------------
                                                                        13 Weeks Ended             39 Weeks Ended
                                                                     ---------------------      -------------------
                                                                     10/30/99     10/31/98      10/30/99   10/31/98
                                                                     --------     --------      --------   --------
Net sales                                                              100.0%       100.0%        100.0%     100.0%
                                                                       -----        -----         -----      -----

Cost of sales, including buying and occupancy costs                     73.5         73.1          74.1       74.6
Selling, general and administrative expenses                            15.0         15.9          15.5       16.3
Interest expense, net                                                     .2           .1            .1         .1
                                                                       -----        -----         -----      -----

Income before income taxes                                              11.3%        10.9%         10.3%       9.0%
                                                                       =====        =====         =====      =====

The cost of sales including buying and occupancy costs as a percentage of net sales, increased for the third quarter ended October 1999, but decreased for the nine months ended October 1999 as compared to the comparable periods last year. These results are largely due to Marmaxx's merchandise margin which was lower than the prior year's third quarter, but showed improvement over the prior year on a year-to-date basis.

Selling, general and administrative expenses, as a percentage of net sales, decreased from the prior year. This improvement in both the thirteen and thirty-nine week periods, primarily reflects the benefits of the Company's sales growth and a net reduction in certain corporate expenses, as discussed on page 12.

Interest expense, net, includes income of $.5 million in the third quarter and $8.5 million in the first nine months of the current year, versus $4.1 million and $15.0 million of interest income in the third quarter and nine months ended last year.

During the third quarter, the Company and its Chief Executive Officer entered into an agreement whereby the executive waived his right to benefits under the Company's Supplemental Executive Retirement Plan (SERP) in exchange for the Company's funding of a split dollar life insurance policy. During the third quarter ended October 30, 1999, the Company recognized a pre-tax charge of $1.6 million (recorded in general corporate expense) as well as an increase of $2.2 million in the tax provision to reverse the deferred tax asset associated with the SERP plan. This after-tax cost of $3.8 million will be offset in future years by after-tax income associated with the split dollar policy. This benefit exchange was designed so that the ultimate after-tax cash expenditures by the Company on the split dollar policy equals the after-tax cash expenditures the Company would have incurred under the SERP.

The Company's effective income tax rate is 38.3% and 38.4% for the three months and nine months ended October 30, 1999, versus 39.8% for the comparable periods last year. The additional third quarter tax cost of $2.2 million associated with the Chief Executive Officer's benefit exchange (described above) was offset by additional anticipated tax benefits attributable to the Company's Puerto Rico net operating loss carry forward. The tax benefit attributable to the Company's Puerto Rico net operating loss carry forward is the primary reason for the reduction in the effective income tax rates as compared to the periods ended October 31, 1998.

The following table sets forth the operating results of the Company's major business segments: (unaudited)

                                            Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                        -----------------------------       -----------------------------
                                        October 30,       October 31,       October 30,       October 31,
                                               1999              1998              1999              1998
                                        -----------       -----------       -----------       -----------
                                                                 (In Thousands)
Net sales:
   Off-price family apparel stores       $2,204,140       $ 1,994,782        $6,173,668       $ 5,582,666
   Off-price home fashion stores             52,954            31,796           134,154            83,995
                                         ----------       -----------        ----------       -----------
                                         $2,257,094       $ 2,026,578        $6,307,822       $ 5,666,661
                                         ==========       ===========        ==========       ===========

Operating income (loss):
   Off-price family apparel stores       $  261,225       $   234,040        $  680,843       $   558,871
   Off-price home fashion stores              2,041              (589)              386            (5,091)
                                         ----------       -----------        ----------       -----------
                                            263,266           233,451           681,229           553,780

General corporate expense                     3,724             9,253            25,422            40,112
Goodwill amortization                           652               652             1,957             1,957
Interest expense, net                         4,274             1,507             5,504             2,890
                                         ----------       -----------        ----------       -----------

Income before income taxes               $  254,616       $   222,039        $  648,346       $   508,821
                                         ==========       ===========        ==========       ===========

The off-price family apparel stores segment, which includes T.J. Maxx, Marshalls, Winners, T.K. Maxx and A.J. Wright, significantly increased operating income over the comparable periods last year. These increases reflect strong inventory management and strong sales in the current periods on top of strong gains in the prior year periods. General corporate expense decreased from the prior year as the periods ended October 1999 include a pre-tax gain of $8.5 million associated with the Company's receipt of common stock resulting from the demutualization of Manulife while last year's nine month period included a $5.5 million charge for the write-off of the Hit or Miss note receivable. In addition, last year's nine month period includes a charge of $4 million, versus $1 million in the same period this year, for charges associated with a deferred compensation award granted to the Company's Chief Executive Officer in the first quarter of fiscal 1998. This award, initially denominated in shares of the Company's common stock, has now been fully allocated to other investment options, at the election of the executive.

Stores in operation at the end of the period are as follows:

                                   October 30, 1999            October 31, 1998
                                   ----------------            ----------------
       T.J. Maxx                            625                      600
       Marshalls                            498                      471
       Winners                               99                       87
       HomeGoods                             46                       31
       T.K. Maxx                             53                       39
       A.J. Wright                           11                        5
                                          -----                    -----

         Total stores                     1,332                    1,233
                                          =====                    =====

FINANCIAL CONDITION

Cash flows from operating activities for the nine months reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements and are largely influenced by the change in inventory from year-end levels. Operating cash flows for the period ending October 30, 1999, reflects the Company's purchase of investments intended to offset obligations associated with certain deferred compensation plans and a reduction in accrued expenses from year-end levels versus an increase in accrued expenses for the same period last year.

During October 1998, the Company completed its second $250 million stock repurchase program and announced its intention to repurchase an additional $750 million of common stock over several years. During the nine months ended October 30, 1999, the Company repurchased 13.4 million shares at a cost of $405.6 million. Since the inception of the $750 million stock repurchase program, the Company has repurchased 17.6 million shares at a cost of $501.1 million. The stock repurchase activity during the first nine months of the current fiscal year resulted in the Company borrowing $108 million under its revolving credit agreement.

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

These efforts have focused on: (1) the Company's information technology systems in the form of hardware and software (so-called "IT" systems), such as mainframes, client/server systems, personal computers, proprietary software and software purchased or licensed from third parties, upon which the Company relies for its retail functions, such as merchandise procurement and distribution, point-of-sale information systems and inventory control; (2) the Company's embedded computer technologies (so-called "non-IT" systems), such as materials handling equipment, telephones, elevators, climate control devices and building security systems; and (3) the IT and non-IT systems of third parties with whom the Company has commercial relationships to support its daily operations, such as those of banks, credit card processors, payroll services, telecommunications services, utilities and merchandise vendors.

THE COMPANY'S STATE OF READINESS

The Company's review and assessment phase is complete with respect to its IT systems and the Company has identified and inventoried those IT systems which are critical to its operations. The Company's effort to modify these IT technologies to address the Y2K issue is essentially complete with minor final installation and testing to be completed during November and December, 1999. The Company's mainframe operating system has already been remediated, tested and determined to be compliant in a simulated Y2K environment. The Company's proprietary software systems as well as those purchased or licensed from third parties have been remediated.

With respect to the Company's non-IT systems, the review and assessment phase is complete and the Company has identified and inventoried such technologies. The Company has undertaken a program to modify or replace such technologies where they are related to critical functions of the Company, this portion of the Y2K project plan is substantially complete.

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

COSTS ASSOCIATED WITH YEAR 2000 ISSUES

As of October 30, 1999, the Company has incurred $12.2 million in costs related to the Y2K project. The Company currently estimates that the aggregate cost of the Y2K project will be approximately $12.5 million, which cost is being expensed as incurred. The Company's Y2K costs are primarily for the cost of internal and third party programming for remediation and testing. All of these costs have been or are expected to be funded through operating cash flows. The Company has not deferred the implementation of any significant IT projects while addressing the Y2K issue.

CONTINGENCY PLANS

The Company believes that the IT and non-IT technologies which support its critical functions will be ready for the transition to the Year 2000. There can be no assurance, however, that similar unresolved issues for key commercial partners (including utilities, financial services, building services and transportation services) will not cause an adverse effect on the Company. To address these risks, and to address the risk that its own IT and non-IT technologies may not perform as expected during the Y2K transition, the Company has established contingency plans to address problems that may affect store operations, distribution, banking and administration. These plans cannot cover all situations, but should allow the Company to continue operating if there are isolated power outages or computer failures due to the year 2000 issue. The plans include, where appropriate, arrangements for alternative power supplies, backup computer resources and manual intervention. Although the Company believes that its efforts to address the Y2K issue will be sufficient to avoid a material adverse impact on the Company, there can be no assurance that these efforts will be fully effective.

PART II.      OTHER INFORMATION

Item 6(a)     EXHIBITS

      10.1 The Agreement and the form of the related Split Dollar Agreements, dated October 28, 1999, between the Company and Bernard Cammarata are filed herewith.

Item 6(b)     REPORTS ON FORM 8-K

              The Company was not required to file a current report on Form 8-K during the quarter ended October 30, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  THE TJX COMPANIES, INC.
                                  ---------------------------------------------
                                  (Registrant)



Date:  November 29, 1999



                                  /s/ Donald G. Campbell
                                  ---------------------------------------------
                                  Donald G. Campbell, Executive Vice President - Finance, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.