Form 10-K405
period 2000-01-29
TJX COMPANIES INC /DE/
filed 2000-04-28
CIK 109198

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

For the fiscal year ended                                 Commission file number
January 29, 2000                                                  1-4908

                             THE TJX COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                                04-2207613
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

           770 Cochituate Road
        Framingham, Massachusetts                                   01701
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

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2000 was $6,597,191,950.

     There were 297,454,573 shares of the Registrant's Common Stock, $1 par value, outstanding as of March 31, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended January 29, 2000 (certain parts as indicated herein) (Parts I and II).

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2000 (Part III).

ITEM 1. BUSINESS

     The TJX Companies, Inc. (TJX) is the largest off-price retailer of apparel and home fashions in the United States and worldwide. We operate 632 T.J. Maxx stores, 505 Marshalls stores and 100 Winners Apparel Ltd. stores, a Canadian off-price family apparel and home fashions chain. We also operate HomeGoods, a U.S. off-price home fashions chain with 51 stores, and T.K. Maxx, an off-price family apparel and home fashions chain in the United Kingdom, the Republic of Ireland and the Netherlands, which has 54 stores. In addition, A.J. Wright, a new United States chain of off-price family apparel and home fashions stores begun in 1998 and targeted to moderate income customers, operates 15 stores. During the fiscal year ended January 29, 2000, we derived 32.0% of our sales from the Northeast, 17.3% from the Midwest, 28.0% from the South, 1.1% from the Central States, 12.9% from the West, 5.3% from Canada and 3.4% from Europe (primarily the United Kingdom).

     TJX has positioned itself as a synergistic group of off-price businesses and has expanded its off-price concept to new geographic areas, new product lines and new demographic markets. Key synergistic strengths include our expertise in off-price buying and inventory management techniques, substantial buying power and off-price technological systems. Our mission is to deliver an exciting and fresh assortment of merchandise at excellent values to our customers every day. We define value as the combination of quality, fashion and price. With close to 250 buyers worldwide and over 7,800 vendors, we believe we are well positioned to accomplish this goal.

     All of TJX's chains employ opportunistic buying strategies to purchase large quantities of merchandise at significant discounts from initial wholesale prices. These strategies include special situation purchases and close-outs of current season fashions. We also rely heavily on sophisticated inventory controls that permit a virtually continuous flow of merchandise into our stores. Highly automated storage and distribution systems track, allocate and deliver an average of 12,000 items per week to each T.J. Maxx and Marshalls store. In addition, computerized warehouse storage, handling and shipping systems permit a continuous evaluation and replenishment of store inventory. Pricing, markdown decisions and store inventory replenishment requirements are determined centrally, using satellite-transmitted information provided by point-of-sale computer terminals. This process is designed to sell substantially all merchandise within targeted selling periods.

     Unless otherwise indicated, all store information is as of January 29, 2000. All references to store square footage are to gross square feet. Fiscal 2000 means the fiscal year ending January 29, 2000. Fiscal 2001 means the fiscal year ending January 27, 2001. In common with the business of apparel retailers generally, TJX's business is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

     Set forth below are the locations of stores operated by the Company as of January 29, 2000:

                                        T.J. Maxx               Marshalls               HomeGoods               A.J.Wright
---------------------------------------------------------------------------------------------------------------------------
Alabama                                    10                       3                        -                       -
Arizona                                     8                       4                        -                       -
Arkansas                                    5                       -                        -                       -
California                                 47                      70                        2                       -
Colorado                                    8                       4                        -                       -
Connecticut                                24                      19                        4                       1
Delaware                                    3                       3                        -                       -
District of Columbia                        1                       -                        -                       -
Florida                                    46                      42                        5                       -
Georgia                                    25                      20                        1                       -
Idaho                                       1                       -                        -                       -
Illinois                                   33                      36                        4                       -
Indiana                                     9                       4                        -                       -
Iowa                                        4                       1                        -                       -
Kansas                                      4                       3                        -                       -
Kentucky                                    9                       2                        1                       -
Louisiana                                   5                       5                        -                       -
Maine                                       5                       1                        1                       -
Maryland                                    8                      14                        -                       2
Massachusetts                              43                      38                       11                       5
Michigan                                   30                       8                        -                       2
Minnesota                                  12                      10                        1                       -
Mississippi                                 5                       -                        -                       -
Missouri                                    6                       7                        -                       -
Montana                                     1                       -                        -                       -
Nebraska                                    2                       1                        -                       -
Nevada                                      4                       3                        -                       -
New Hampshire                              10                       7                        3                       -
New Jersey                                 16                      31                        2                       -
New Mexico                                  1                       -                        -                       -
New York                                   41                      38                        3                       -
North Carolina                             20                      14                        1                       -
North Dakota                                3                       -                        -                       -
Ohio                                       35                       9                        4                       -
Oklahoma                                    3                       1                        -                       -
Oregon                                      5                       3                        -                       -
Pennsylvania                               30                      18                        3                       -
Puerto Rico                                 -                      13                        -                       -
Rhode Island                                5                       3                        1                       2
South Carolina                             10                       5                        -                       -
South Dakota                                1                       -                        -                       -
Tennessee                                  16                       7                        -                       -
Texas                                      27                      29                        -                       -
Utah                                        5                       -                        -                       -
Vermont                                     2                       -                        -                       -
Virginia                                   24                      20                        1                       3
Washington                                  8                       4                        -                       -
West Virginia                               1                       -                        -                       -
Wisconsin                                  11                       5                        3                       -
                                         ----                    ----                      ---                     ---
     Total Stores                         632                     505                       51                      15
                                         ====                    ====                      ===                     ===

     Winners Apparel Ltd. operates 100 stores in Canada: 14 in Alberta, 4 in Manitoba, 51 in Ontario, 14 in Quebec, 2 in Nova Scotia, 2 in Saskatchewan, 9 in British Columbia, 2 in New Brunswick, 1 in Newfoundland and 1 in Prince Edward Island.

     T.K. Maxx operates 49 stores in the United Kingdom, 2 stores in the Republic of Ireland, and 3 in the Netherlands. The HomeGoods store locations include the HomeGoods portion of a T.J. Maxx 'N More and a Marshalls Mega-Store.

                             T.J. MAXX AND MARSHALLS

     T.J. Maxx was founded in 1976 and is today the largest off-price retailer in the United States. We acquired Marshalls in 1995, which is the second largest off-price retailer in the United States. TJX has successfully retained the separate identities of the T.J. Maxx and Marshalls stores through merchandising, product assortment, marketing and store appearance. This has allowed us to give our customers reasons to shop at both chains.

     T.J. Maxx sells brand name family apparel, accessories, giftware, domestics, women's shoes and fine jewelry at prices generally 20%-60% below department and specialty store regular prices. T.J. Maxx's target customers are typically women who have families with middle to upper-middle incomes and who generally fit the profile of a department store shopper. Marshalls' merchandise and target customers are similar to those of T.J. Maxx. However, Marshalls also offers its customers a full-line shoe department and a larger men's department than T.J. Maxx.

     TJX has successfully integrated many administrative and operational functions of T.J. Maxx and Marshalls. These chains operate with a common buying and merchandising organization and have consolidated administrative functions, including finance, real estate, human resources and systems. The combined organization, known as The Marmaxx Group, offers us increased leverage to purchase merchandise at favorable prices and allows us to operate with a low cost structure. This is key to T.J. Maxx's and Marshalls' ability to sell quality, brand-name merchandise at substantial discounts.

     T.J. Maxx and Marshalls stores are generally located in suburban community shopping centers. T.J. Maxx stores average approximately 29,000 square feet. Marshalls stores average approximately 31,000 square feet. Marmaxx currently expects to add approximately 60 stores in fiscal 2001.

                              WINNERS APPAREL LTD.

     TJX acquired Winners as a five store chain in 1990 and has grown this business into the leading off-price retailer in Canada. Winners stores average approximately 27,000 square feet and emphasize off-price designer and brand name women's apparel and shoes, lingerie, accessories, domestics, giftware, menswear and children's clothing. Winners expects to add approximately 12 stores in fiscal 2001. Ultimately, we see Canada supporting approximately 160 Winners stores. Winners also intends to enter the home fashions market and currently plans to open its first "home" stores in fiscal 2002.

                                    HOMEGOODS

     TJX opened HomeGoods in 1992, which expanded its presence in the home fashions market. HomeGoods offers a broad array of giftware, accent furniture, lamps, rugs, accessories and seasonal merchandise for the home. In the last two years, HomeGoods has increased the proportion of its home decor items. HomeGoods operates in two formats: stand-alone stores and a superstore format in which we combine HomeGoods and a T.J. Maxx or Marshalls store. The combination stores are called T.J. Maxx 'N More or Marshalls Mega-Stores. Stand-alone HomeGoods stores average approximately 32,000 square feet. In superstores, which average approximately 53,000 square feet, we dedicate approximately 22,000 square feet to HomeGoods. The 51 stores open at year-end include 24 stand-alone stores and 27 superstores. In fiscal 2001, we anticipate adding a total of approximately 30 HomeGoods stores and superstores. We believe that the U.S. market could support about 500 free standing HomeGoods stores and 150 superstores. Thus, we believe this home-oriented, off-price concept offers us a great growth vehicle.

                                    T.K. MAXX

     TJX introduced the off-price concept to the United Kingdom in 1994 with T.K. Maxx stores. T.K. Maxx utilizes the same off-price strategies employed by T.J. Maxx, Marshalls and Winners. The average size of a T.K. Maxx store is approximately 25,000 square feet. T.K. Maxx opened 15 stores this year to end fiscal 2000 with 54 stores including 49 stores in the U.K., 2 in Ireland and 3 in the Netherlands. We currently expect to grow T.K. Maxx by approximately 22 stores in fiscal 2001. We see an ultimate store base of 250 in the U.K. and Ireland. Long term, we believe that the European continent offers us further growth potential and thus T.K. Maxx could be a 500 plus store chain.

                                   A.J. WRIGHT

     A.J. Wright offers TJX the ability to bring the off-price concept to a new demographic customer, the moderate income shopper. This business was launched in 1998 in New England and has expanded into the Tidewater, Virginia market as well as Detroit and Baltimore. A.J. Wright stores average approximately 27,000 square feet in size and, like our other businesses, are located in community shopping centers. We currently expect to open approximately 10 A.J. Wright stores in fiscal 2001. We believe this developing business offers TJX long-term growth opportunities throughout the U.S.

                                    EMPLOYEES

     At January 29, 2000, TJX had approximately 67,000 employees, many of whom work less than 40 hours per week. In addition, temporary employees are hired during the peak back-to-school and holiday seasons. The Company has collective bargaining agreements with the Union of Needletrades Industrial and Textile Employees ("UNITE"), covering approximately 5,300 employees in its distribution facilities in Worcester, Mansfield, and Woburn, Massachusetts; Evansville, Indiana; Las Vegas, Nevada; Charlotte, North Carolina; Decatur, Georgia; and Bridgewater, Virginia. Negotiations are currently being conducted with UNITE for a new agreement covering Decatur bargaining unit workers. TJX considers its labor/management relations and overall employee relations to be good.

                                   COMPETITION

     The retail apparel business is highly competitive. TJX generally competes for customers with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, factory outlet stores and other off-price stores. Competitive factors important to TJX's customers include fashion, value, merchandise selection, brand name recognition and, to a lesser degree, store location. In addition, because TJX purchases much of its inventory opportunistically, TJX competes for merchandise with other national and regional off-price apparel and other discount outlets. Also, many of TJX's competitors handle identical or similar lines of merchandise and have comparable locations. TJX believes that the Marshalls acquisition has enhanced its competitiveness.

                                     CREDIT

     TJX's stores operate primarily on a cash-and-carry basis. Each chain accepts credit sales through programs offered by banks and others.

                             BUYING AND DISTRIBUTION

     The T.J. Maxx and Marshalls chains are serviced by a single centralized buying organization, while each of the other chains has its own centralized buying organization. All of TJX's chains are serviced through their own distribution network. Each T.J. Maxx store is serviced by one of the chain's four distribution centers in Worcester, Massachusetts; Evansville, Indiana; Las Vegas, Nevada (shared with Marshalls); and Charlotte, North Carolina. Each Marshalls store is serviced by one of the chain's four distribution centers in Woburn, Massachusetts; Decatur, Georgia; the shared Las Vegas, Nevada facility, and Bridgewater, Virginia. Shipments are generally made at least twice a week by contract carrier to each T.J. Maxx and Marshalls store. Winners Apparel Ltd. stores are serviced from a distribution center in Brampton, Ontario, and HomeGoods stores are serviced from a distribution center in Mansfield, Massachusetts, and by the T.J. Maxx Evansville facility. A.J. Wright stores are serviced from a distribution facility in Framingham, Massachusetts, and T.K. Maxx stores are serviced from distribution centers in Milton Keynes and Wakefield, England. A.J. Wright is currently constructing a 300,000 square foot facility in Fall River, Massachusetts that is scheduled to be operational in mid-year 2000.

                        SAFE HARBOR STATEMENTS UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions and consumer demand and consumer preferences and weather patterns in the U.S., Canada and Europe; competitive factors, including continuing pressure from pricing and promotional activities of competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise including economic and political problems in countries from which merchandise is imported; currency and exchange rate factors in TJX's foreign operations; risks in the development of new businesses and application of TJX's off-price strategies in foreign countries; acquisition and divestment activities; risks; and other factors that may be described in TJX's filings with the Securities and Exchange Commission. TJX does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 2. PROPERTIES

     TJX's chains lease virtually all of their store locations. Leases are generally for 10 years with options to extend for one or more 5 year periods. TJX has the right to terminate certain leases before the expiration date under certain circumstances and for a specified payment.

     The approximate average size of a T.J. Maxx store is 29,000 square feet, Marshalls stores average approximately 31,000 square feet, Winners stores are approximately 27,000 square feet on average, T.K. Maxx stores average approximately 25,000 square feet and A.J. Wright stores average approximately 27,000 square feet. HomeGoods' stand-alone stores currently average approximately 32,000 square feet, and a HomeGoods portion of a superstore combination format with a T.J. Maxx or Marshalls averages approximately 22,000 square feet. TJX owns four T.J. Maxx distribution facilities - a 526,000 square foot facility in Worcester, Massachusetts; a 983,000 square foot facility in Evansville, Indiana; a 713,000 square foot facility in Las Vegas, Nevada (shared with Marshalls); and a 600,000 square foot facility in Charlotte, North Carolina. The Company owns a 791,000 square foot Marshalls distribution facility in Decatur, Georgia. In addition, Marshalls leases two distribution facilities - an 824,000 square foot facility in Woburn, Massachusetts and a 713,000 square foot facility in Bridgewater, Virginia. Winners leases a 506,000 square foot distribution center in Brampton, Ontario and 60,000 square feet of office space in Mississauga, Ontario. HomeGoods leases a 204,000 square foot distribution center in Mansfield, Massachusetts. T.K. Maxx in the United Kingdom leases a 150,000 square foot office and distribution facility in Milton Keynes, England, a 140,000 square foot office and distribution facility in Wakefield, England, and a 41,000 square foot office space in Watford, England. A.J. Wright leases 107,000 square feet of distribution space in Framingham, Massachusetts, and is currently constructing a 300,000 square foot facility in Fall River, Massachusetts that is scheduled to be operational in mid-year 2000. The Company's, T.J. Maxx's, Marshalls', HomeGoods' and A.J. Wright's executive and administrative offices are located in a 517,000 square foot office facility, which the Company leases in Framingham, Massachusetts along with an additional 288,000 square feet of office space in the Framingham area. The Company is currently expanding its 517,000 square foot facility with a 283,000 square foot addition that will ultimately replace portions of the additional 288,000 square feet leased in the Framingham area.

     The table below indicates the approximate gross square footage of stores and distribution centers, by division, in operation as of January 29, 2000.

                             (Sq. Ft. in Thousands)
                               Stores           Distribution Centers
                               ------          ----------------------
                                               Leased           Owned
                                               ------           -----

T.J. Maxx                      18,524              --           2,509
Marshalls                      15,789           1,537           1,104
Winners                         2,715             506              --
HomeGoods                       1,381             204              --
T.K. Maxx                       1,350             271              --
A.J. Wright                       406             107              --
                               ------          ------          ------
     Total                     40,165           2,625           3,613
                               ======          ======          ======

ITEM 3. LEGAL PROCEEDINGS

        There is no litigation pending against TJX or any of its subsidiaries which TJX believes is material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the executive officers of the Company as of the date hereof:

                                                          Office and Employment
Name                                        Age           During Last Five Years
----                                        ---           ----------------------

Arnold Barron                               52            Executive Vice President, Chief Operating Officer, The
                                                          Marmaxx Group since 2000.  Senior Vice President, Group
                                                          Executive of the Company from 1996 to 1999.  Senior Vice
                                                          President, General Merchandise Manager of the T.J. Maxx
                                                          Division from 1993 to 1996; Senior Vice President,
                                                          Director of Stores, 1984 to 1993; various store
                                                          operation positions with the Company, 1979 to 1984.

Bernard Cammarata                           60            Chairman of the Board since June 1999 and Chief
                                                          Executive Officer of the Company from 1989 to April
                                                          2000.  President of the Company from 1989 to 1999 and
                                                          Chairman of the Company's T.J. Maxx Division from 1986
                                                          to 1995 and of The Marmaxx Group from 1995 to April
                                                          2000.  Executive Vice President of the Company from 1986
                                                          to 1989; President, Chief Executive Officer and a
                                                          Director of the Company's former TJX subsidiary from
                                                          1987 to 1989 and President of the Company's T.J. Maxx
                                                          Division from 1976 to 1986.

Donald G. Campbell                          48            Executive Vice President - Finance since 1996 and Chief
                                                          Financial Officer of the Company since 1989.  Senior
                                                          Vice President - Finance, from 1989 to 1996.  Senior
                                                          Financial Executive of the Company, 1988 to 1989; Senior
                                                          Vice President - Finance and Administration, Zayre
                                                          Stores Division, 1987 to 1988; Vice President and Corporate
                                                          Controller of the Company, 1985 to 1987; various
                                                          financial positions with the Company, 1973 to 1985.

                                                          Office and Employment
Name                                        Age           During Last Five Years
----                                        ---           ----------------------

Edmond English                              47            Chief Executive Officer of the Company effective April,
                                                          2000 and President and Director of the Company since
                                                          1999.  Chief Operating Officer from 1999 to April 2000,
                                                          Senior Vice President and Group Executive from 1998 to
                                                          1999; Executive Vice President, Merchandising, Planning
                                                          and Allocation of The Marmaxx Group from 1997 to 1998;
                                                          Senior Vice President, Merchandising from 1995 to 1997;
                                                          Vice President, Senior Merchandise Manager of the T.J.
                                                          Maxx Division from 1991 to 1995; and has held various
                                                          merchandising positions with the Company, from 1983 to
                                                          1991.

Richard Lesser                              65            Executive Vice President of the Company since 1991,
                                                          Chief Operating Officer of the Company from 1994 to 1999
                                                          and Director of the Company and President of The Marmaxx
                                                          Group since 1995.  Senior Vice President of the Company
                                                          1989 to 1991 and President of the T.J. Maxx Division from
                                                          1986 to 1994.  Senior Executive Vice President -
                                                          Merchandising and Distribution 1986.  Executive Vice
                                                          President - General Merchandise Manager 1984 to 1986;
                                                          Senior Vice President - General Merchandise Manager 1981
                                                          to 1984.

Peter Maich                                 52            Executive Vice President, Group Executive of the Company
                                                          since 2000.  Executive Vice President, Merchandising,
                                                          The Marmaxx Group from 1995 to 1999; President of the
                                                          T.J. Maxx Division, 1994; various senior merchandising
                                                          and operations positions at T.J. Maxx from 1985 to 1994.

Carol Meyrowitz                             45            Executive Vice President, Merchandising, The Marmaxx
                                                          Group since 2000 and Senior Vice President,
                                                          Merchandising since 1999.  Executive Vice President,
                                                          Merchandising, Chadwick's of Boston, Ltd. from 1996 to
                                                          1999; Senior Vice President, Merchandising from 1991 to
                                                          1996 and Vice President, Merchandising from 1989 to
                                                          1991.  Vice President, Division Merchandise Manager, Hit
                                                          or Miss from 1987 to 1989.

     All officers hold office until the next annual meeting of the Board in June 2000 and until their successors are elected, or appointed, and qualified.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         STOCK AND RELATED SECURITY HOLDER MATTERS

         The information required by this Item is incorporated herein by reference from page 44 of the Annual Report, under the caption "Price Range of Common Stock," and from inside the back cover of the Annual Report, under the caption "Shareholder Information."

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference from page 17 of the Annual Report, under the caption "Selected Financial Data."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference from pages 39 through 44 of the Annual Report, under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         TJX is exposed to foreign currency exchange rate risk on its investment in its Canadian (Winners) and European (T.K. Maxx) operations. As more fully described in Note D to the consolidated financial statements, we hedge a significant portion of our net investment and certain merchandise commitments in these operations with derivative financial instruments. TJX utilizes currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures, most of which are recorded directly in shareholders' equity. The contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. TJX does not enter into derivatives for speculative trading purposes. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 29, 2000 the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 29, 2000 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference to the Proxy Statement. However, information under the captions "Executive Compensation Committee Report" and "Performance Graph" in the Proxy Statement is not so incorporated.

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

         (b)  REPORTS ON FORM 8-K

              The Company filed a Current Report on Form 8-K dated as of December 9, 1999, relating to a form of Underwriting Agreement in connection with the Company's public sale of $200 million of 7.45% notes.

ITEM 14. (c)  EXHIBITS
(Cont.)

              Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NO.       DESCRIPTION OF EXHIBIT
-------   ----------------------

 3(i).1 Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999.

3(ii).1 The by-laws of the Company, as amended, are incorporated herein by reference to Exhibit 99.2 to the Form 8-A/A filed September 9, 1999.

    4.1   Credit Agreement dated as of September 18, 1997, together with
          Amendment and Waiver Number 1 dated as of December 17, 1997, among the financial institutions as lenders, The First National Bank of Chicago, Bank of America National Trust and Savings Association, The Bank of
          New York, BankBoston, N.A., certain parties as co-agents, and the Company is incorporated herein by reference to Exhibit 4.1 to the Form
          10-K filed for the fiscal year ended January 31, 1998.

          Each other instrument relates to securities the total amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

   10.2   The Employment Agreement dated as of January 26, 1997 with Bernard
          Cammarata is incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 25, 1997. The
          Amendment dated as of January 26, 1998 and the Amendment dated as of April 8, 1998 to such Employment Agreement is incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 31, 1998. *

   10.3   The Amended and Restated Employment Agreement dated as of January 31,
          1998 with Richard Lesser is incorporated herein by reference to
          Exhibit 10.3 to the Form 10-K filed for the fiscal year ended January
          31, 1998. *

   10.4   The Amended and Restated Employment Agreement dated as of January 31,
          1998 with Donald G. Campbell is incorporated herein by reference to
          Exhibit 10.4 to the Form 10-K filed for the fiscal year ended January
          31, 1998. *

   10.5 The Employment Agreement and the Change of Control Severance Agreement dated as of April 9, 1999 with Carol Meyrowitz are filed herewith. *

   10.6 The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997. *

   10.7 The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

   10.8 The 1986 Stock Incentive Plan, as amended through September 9, 1999, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the second quarter ended July 31, 1999.*

   10.9 The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997. *

   10.10  The General Deferred Compensation Plan (1998 Restatement) and related
          First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended
          January 30, 1999. The related Second Amendment, effective January 1,
          2000, is filed herewith. *

   10.11 The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. *

   10.12 The Executive Savings Plan and related Amendments No. 1 and No. 2, effective as of October 1, 1998, is incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the fiscal year ended
          January 30, 1999. *

   10.13  The 1993 Stock Option Plan for Non-Employee Directors, as amended on
          April 13, 1999, is incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the fiscal year ended January 30, 1999.*

   10.14  The Deferred Stock Plan for Non-Employee Directors effective January
          1, 1998 is incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 31, 1998. *

   10.15 The Agreement and the Form of the related Split Dollar Agreements dated October 28, 1999 between the Company and Bernard Cammarata are incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1999.*

   10.16 The Agreement and the Form of the related Split Dollar Agreements dated February 29, 2000 between the Company and Richard Lesser are filed herewith.*

   10.17 The form of Indemnification Agreement between the Company and each of its officers and directors is incorporated herein by reference to
          Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January
          27, 1990. *

   10.18  The Trust Agreement dated as of April 8, 1988 between the Company and
          State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

   10.19  The Trust Agreement dated as of April 8, 1988 between the Company and
          Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

   10.20  The TJX Rabbi Trust, dated as of April 9, 1997 between the Company and
          State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 30, 1999. *

   10.21  The Trust Agreement for Executive Savings Plan dated as of October 6,
          1998 between the Company and Fleet Financial Bank is filed herewith.*

   10.22  Stock Purchase Agreement dated as of October 14, 1995 between the
          Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated October 14, 1995. *

   10.23  Amendment Number One dated as of November 17, 1995 to the Stock
          Purchase Agreement dated as of October 14, 1995 between the Company and Melville Corporation is incorporated herein by reference to the Current Report on Form 8-K dated November 17, 1995.

   10.24  Asset Purchase Agreement dated as of October 18, 1996 between the
          Company and Brylane, L.P. is incorporated herein by reference to the Current Report on Form 8-K dated October 18, 1996.

   10.25 The Distribution Agreement dated as of May 1, 1989 between the Company and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between the Company and HomeBase, Inc.
          (formerly Waban Inc.) is incorporated herein by reference to Exhibit
          10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.

   10.26 The Indemnification Agreement dated as of April 18, 1997 by and between the Company and BJ's Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.

   13     ANNUAL REPORT TO SECURITY HOLDERS:

          Portions of the Annual Report to Stockholders for the fiscal year ended January 29, 2000 are filed herewith.

   21     SUBSIDIARIES:

          A list of the Registrant's subsidiaries is filed herewith.

   23     CONSENTS OF EXPERTS AND COUNSEL:

          The Consent of PricewaterhouseCoopers LLP is contained on Page F-2 of the Financial Statements filed herewith.

   24     POWER OF ATTORNEY:

          The Power of Attorney given by the Directors and certain Executive
          Officers of the Company is filed herewith.

   27     FINANCIAL DATA SCHEDULE:

          The Financial Data Schedule is filed herewith.

* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE TJX COMPANIES, INC.


Dated:  April 28, 2000
                                           /s/ DONALD G. CAMPBELL
                                           -------------------------------------
                                           Donald G. Campbell
                                           Executive Vice President - Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ EDMOND ENGLISH                                                     /s/ DONALD G. CAMPBELL
------------------------------------------------                       ----------------------------------------------
Edmond English, President                                              Donald G. Campbell, Executive
and Principal Executive Officer                                        Vice President - Finance,
and Director                                                           Principal Financial and
                                                                       Accounting Officer


BERNARD CAMMARATA*                                                     JOHN F. O'BRIEN*
------------------------------------------------                       ----------------------------------------------
Bernard Cammarata, Director                                            John F. O'Brien, Director


DENNIS F. HIGHTOWER*                                                   ROBERT F. SHAPIRO*
------------------------------------------------                       ----------------------------------------------
Dennis F. Hightower, Director                                          Robert F. Shapiro, Director


RICHARD LESSER*                                                        WILLOW B. SHIRE*
------------------------------------------------                       ----------------------------------------------
Richard Lesser, Director                                               Willow B. Shire, Director


ARTHUR F. LOEWY*                                                       FLETCHER H. WILEY*
------------------------------------------------                       ----------------------------------------------
Arthur F. Loewy, Director                                              Fletcher H. Wiley, Director


JOHN M. NELSON*
------------------------------------------------                       ----------------------------------------------
John M. Nelson, Director                                               Gary L. Crittenden, Director

                                                                  * By /s/ DONALD G. CAMPBELL
                                                                       ----------------------------------------------
                                                                       Donald G. Campbell
Dated: April 28, 2000                                                  as attorney-in-fact

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                             THE TJX COMPANIES, INC.



                                    FORM 10-K

                                  ANNUAL REPORT



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                           For the Fiscal Years Ended
                       January 29, 2000, January 30, 1999
                              and January 31, 1998

                    THE TJX COMPANIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          For Fiscal Years Ended January 29, 2000, January 30, 1999 and
                                January 31, 1998

Report of Independent Accountants                                                                   38*

Consent of Independent Accountants                                                                  F-2

Selected Quarterly Financial Data (Unaudited)                                                       45*

Consolidated Financial Statements:
     Consolidated Statements of Income for the fiscal years ended January 29,
     2000, January 30, 1999 and and January 31, 1998                                                18*

     Consolidated Balance Sheets as of January 29, 2000
     and January 30, 1999                                                                           19*

     Consolidated Statements of Cash Flows for the fiscal years ended January
     29, 2000, January 30, 1999 and January 31, 1998                                                20*

     Consolidated Statements of Shareholders' Equity for the fiscal years ended
     January 29, 2000, January 30, 1999 and January 31, 1998                                        21*

     Notes to Consolidated Financial Statements                                                     23-37*

* Refers to page numbers in the Company's Annual Report to Stockholders for the fiscal year ended January 29, 2000, certain portions of which pages are incorporated by reference in Part II, Item 8 of this report as indicated.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Forms S-3 (Nos. 333-5501 and 33-60059) and on Forms S-8 (Nos. 333-63293, 333-23613, 33-49747, 33-12220 and 333-35073) of the TJX Companies,
Inc. of our report dated February 29, 2000 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.


Boston, Massachusetts
April 27, 2000                                PricewaterhouseCoopers LLP

                                 EXHIBIT INDEX


Exhibit
No.           Description of Exhibit
-------       ----------------------
10.5      The Employment Agreement and the Change of Control Severance Agreement
          dated as of April 9, 1999 with Carol Meyrowitz are filed herewith.*

10.10     The General Deferred Compensation Plan (1998 Restatement) and related
          First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended
          January 30, 1999.  The related Second Amendment, effective January 1,
          2000, is filed herewith.*

10.16 The Agreement and the Form of the related Split Dollar Agreements dated February 29, 2000 between the Company and Richard Lesser are filed herewith.*

10.21     The Trust Agreement for Executive Savings Plan dated as of October 6,
          1998 between the Company and Fleet Financial Bank is filed herewith.*

13 Portions of the Annual Report to Stockholders for the fiscal year ended January 29, 2000 are filed herewith.

21        A list of the Registrant's subsidiaries is filed herewith.

23 The Consent of PricewaterhouseCoopers LLP is contained on Page F-2 of the Financial Statements filed herewith.

24        The Power of Attorney given by the Directors and certain Executive
          Officers of the Company is filed herewith.

27        The Financial Data Schedule is filed herewith.


* Management contract or compensatory plan or arrangement.