Form 10-Q
period 2000-04-29
TJX COMPANIES INC /DE/
filed 2000-06-12
CIK 109198

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


For Quarter Ended April 29, 2000
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

The number of shares of Registrant's common stock outstanding as of May 27, 2000: 292,502,547

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                                                     THIRTEEN WEEKS ENDED
                                                                              -------------------------------------
                                                                                   April 29,                 May 1,
                                                                                        2000                   1999
                                                                                ------------          -------------
                                                                                                      (As Restated)


Net sales                                                                         $2,108,116             $1,930,506
                                                                                  ----------             ----------

Cost of sales, including buying and occupancy costs                                1,554,040              1,418,792

Selling, general and administrative expenses                                         337,957                310,676

Interest expense (income), net                                                         2,753                   (734)
                                                                                  ----------             ----------

Income before income taxes and cumulative effect
   of accounting change                                                              213,366                201,772

Provision for income taxes                                                            82,786                 79,498
                                                                                  ----------             ----------

Income before cumulative effect of accounting change                                 130,580                122,274

Cumulative effect of accounting change, net of income taxes                                -                 (5,154)
                                                                                  ----------             ----------

Net income                                                                        $  130,580             $  117,120
                                                                                  ==========             ==========

Earnings per share:
   Income before cumulative effect of accounting change:
     Basic                                                                              $.44                 $  .38
     Diluted                                                                            $.44                 $  .38

   Net income:
     Basic                                                                              $.44                 $  .36
     Diluted                                                                            $.44                 $  .36

Cash dividends per common share                                                         $.04                  $.035



The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                                             April 29,    January 29,         May 1,
                                                                                  2000           2000           1999
                                                                        --------------    -----------   ------------
ASSETS                                                                                                  (As Restated)
                                                                                                         -----------
Current assets:
   Cash and cash equivalents                                               $   236,009    $   371,759    $   309,362
   Accounts receivable                                                          63,763         55,461         57,341
   Merchandise inventories                                                   1,560,315      1,229,587      1,463,962
   Prepaid expenses and other current assets                                    57,305         43,758         50,415
                                                                           -----------    -----------    -----------
     Total current assets                                                    1,917,392      1,700,565      1,881,080
                                                                           -----------    -----------    -----------

Property, at cost:
   Land and buildings                                                          116,401        116,005        115,512
   Leasehold costs and improvements                                            648,996        622,962        565,675
   Furniture, fixtures and equipment                                           871,234        849,932        735,428
                                                                           -----------    -----------    -----------
                                                                             1,636,631      1,588,899      1,416,615
   Less accumulated depreciation and amortization                              792,944        754,314        652,772
                                                                           -----------    -----------    -----------
                                                                               843,687        834,585        763,843

Other assets                                                                    60,350         55,826         43,995
Deferred income taxes                                                           29,021         23,143         27,439
Goodwill and tradename, net of amortization                                    189,356        190,844        196,918
                                                                           -----------    -----------    -----------

TOTAL ASSETS                                                               $ 3,039,806    $ 2,804,963    $ 2,913,275
                                                                           ===========    ===========    ===========

LIABILITIES
Current liabilities:
   Short-term debt                                                         $    10,241    $        --    $    10,628
   Current installments of long-term debt                                      100,332        100,359            673
   Accounts payable                                                            837,362        615,671        771,730
   Accrued expenses and other current liabilities                              570,906        607,348        601,396
   Federal and state income taxes payable                                      112,716         42,990        101,741
                                                                           -----------    -----------    -----------
     Total current liabilities                                               1,631,557      1,366,368      1,486,168
                                                                           -----------    -----------    -----------

Long-term debt exclusive of current installments:
   Promissory notes                                                                 40             73            372
   General corporate debt                                                      319,313        319,294        219,915

SHAREHOLDERS' EQUITY
Common stock, authorized 1,200,000,000 shares,
   par value $1, issued and outstanding
   292,875,338; 299,979,363 and 318,984,079 shares                             292,875        299,979        318,984
Accumulated other comprehensive income (loss)                                   (1,547)        (1,433)          (933)
Additional paid-in capital                                                          --             --             --
Retained earnings                                                              797,568        820,682        888,769
                                                                           -----------    -----------    -----------
     Total shareholders' equity                                              1,088,896      1,119,228      1,206,820
                                                                           -----------    -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 3,039,806    $ 2,804,963    $ 2,913,275
                                                                           ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                                    THIRTEEN WEEKS ENDED
                                                                   ----------------------
                                                                   April 29,       May 1,
                                                                        2000         1999
                                                                   ---------  -----------
                                                                             (As Restated)


Cash flows from operating activities:
   Net income                                                      $ 130,580    $ 117,120
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Cumulative effect of accounting change                             --        5,154
       Depreciation and amortization                                  40,602       37,236
       (Gain) on sale of other assets                                   (722)          --
       Loss on property disposals                                        386          558
       Other, net                                                      4,382      (16,037)
       Changes in assets and liabilities:
         (Increase) in accounts receivable                            (8,302)     (13,221)
         (Increase) in merchandise inventories                      (330,728)    (263,260)
         (Increase) in prepaid expenses and other current assets     (21,786)     (21,967)
         (Increase) in deferred income taxes                          (5,967)      (2,475)
         Increase in accounts payable                                221,691      154,571
         (Decrease) in accrued expenses and other
           current liabilities                                       (47,672)     (36,484)
         Increase in income taxes payable                             69,726       38,408
                                                                   ---------    ---------

Net cash provided by (used in) operating activities                   52,190         (397)
                                                                   ---------    ---------

Cash flows from investing activities:

   Property additions                                                (54,484)     (43,607)
   Issuance of note receivable                                        (2,863)          --
   Proceeds from sale of other assets                                  9,183           --
                                                                   ---------    ---------
Net cash (used in) investing activities                              (48,164)     (43,607)
                                                                   ---------    ---------


Cash flows from financing activities:
   Proceeds from borrowings of short-term debt                        10,241       10,628
   Principal payments on long-term debt                                  (61)         (82)
   Cash payments for repurchase of common stock                     (141,414)    (123,727)
   Proceeds from sale and issuance of common stock, net                2,099       14,966
   Cash dividends paid                                               (10,641)      (9,663)
                                                                   ---------    ---------

Net cash (used in) financing activities                             (139,776)    (107,878)
                                                                   ---------    ---------


Net (decrease) in cash and cash equivalents                         (135,750)    (151,882)
Cash and cash equivalents at beginning of year                       371,759      461,244
                                                                   ---------    ---------

Cash and cash equivalents at end of period                         $ 236,009    $ 309,362
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

3. On February 11, 2000, the Company announced that it had adopted the provisions of the SEC's Staff Accounting Bulletin No. 101 related to layaway sales. The accounting change was effective as of January 31, 1999, and accordingly, the Company restated its earnings for the first three quarters of the fiscal year ended January 29, 2000. The Company recorded a one-time, non-cash, after-tax charge of $5.2 million in the first quarter of fiscal 2000 for the cumulative effect of the accounting change. The prior period presented in these Financial Statements has been restated and includes the impact of the accounting change.

4.   The Company's cash payments for interest and income taxes are as follows:

                                                  THIRTEEN WEEKS ENDED
                                              ----------------------------
                                              April 29,             May 1,
                                                   2000               1999
                                              ---------          ---------
                                                     (In Thousands)
     Cash paid for:
       Interest on debt                         $   870            $ 1,273
       Income taxes                             $18,213            $34,165

5. In October 1988, the Company completed the sale of its former Zayre Stores division to Ames Department Stores, Inc. ("Ames"). In April 1990, Ames filed for protection under Chapter 11 of the Federal Bankruptcy Code and in December 1992, Ames emerged from bankruptcy under a plan of reorganization.

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

6. The Company's comprehensive income for the periods ended April 29, 2000 and May 1, 1999 is presented below:

                                                      THIRTEEN WEEKS ENDED
                                                    -----------------------
                                                    April 29,        May 1,
                                                         2000          1999
                                                    ---------     ---------
                                                               (As Restated)

                                                     (Dollars in thousands)


     Net income                                      $130,580      $117,120
     Other comprehensive income (loss):
       Foreign currency translation adjustment,
         net of hedging activity                         (247)          596
       Reclassification adjustment of unrealized
         loss on marketable securities                    133            --
                                                     --------      --------
     Comprehensive income                            $130,466      $117,716
                                                     ========      ========


7.   The computation of basic and diluted earnings per share is as follows:


                                                                   THIRTEEN WEEKS ENDED
                                                                --------------------------
                                                                   April 29,         May 1,
                                                                        2000           1999
                                                                ------------    -----------
                                                                              (As Restated)
                                                                  (Dollars in thousands)
                                                                (except per share amounts)

Income from continuing operations before cumulative
  effect of accounting change
  (Numerator in earnings per share calculation)                 $    130,580   $    122,274

Net income (Numerator in earnings per share calculation)        $    130,580   $    117,120

Shares for basic and diluted earnings per share calculations:
  Average common shares outstanding for basic EPS                298,281,278    321,715,541
  Dilutive effect of stock options and awards                      1,763,681      3,580,604
                                                                ------------   ------------
Average common shares outstanding for diluted EPS                300,044,959    325,296,145
                                                                ============   ============


     Income before cumulative effect of
       accounting change:
       Basic earnings per share               $.44                       $.38
       Diluted earnings per share             $.44                       $.38

     Net income:
       Basic earnings per share               $.44                       $.36
       Diluted earnings per share             $.44                       $.36

8. During March 2000, the Company completed its $750 million stock repurchase program and announced its intention to repurchase an additional $1 billion of common stock over several years. During the first quarter ended April 29, 2000, the Company repurchased 7.4 million shares at a cost of $151.6 million. Since the inception of the $1 billion stock repurchase program, the Company has repurchased 4.7 million shares at a cost of $98.3 million.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                              Thirteen Weeks Ended
                                 April 29, 2000
                     VERSUS THIRTEEN WEEKS ENDED MAY 1, 1999

All reference to earnings per share amounts are diluted earnings per share unless otherwise indicated. Results for the thirteen weeks ended May 1, 1999 have been restated to reflect the change in accounting for layaway sales.

Net sales from continuing operations for the first quarter were $2,108.1 million, up 9% from $1,930.5 million last year. The increase in sales is attributable to an increase in same store sales and new stores. Consolidated same store sales for the first quarter increased 3%. On a divisional basis, same store sales for the thirteen weeks increased 2% at Marmaxx (T.J. Maxx and Marshalls), 12% at Winners, 6% at T.K. Maxx, 10% at HomeGoods and 25% at A.J. Wright. Marmaxx sales results were adversely affected by unseasonably cold weather in the Northeast and Midwest throughout most of the quarter.

Income before cumulative effect of accounting change for the first quarter was $130.6 million, or $.44 per share, versus $122.3 million, or $.38 per share. After a $5.2 million after-tax charge for the cumulative effect of accounting change, net income for the first quarter ended May 1, 1999 was $117.1 million, or $.36 per share.

The following table sets forth operating results expressed as a percentage of net sales:

                                                        PERCENTAGE OF NET SALES
                                                          THIRTEEN WEEKS ENDED
                                                         4/29/00        5/01/99
                                                         ----------------------
Net sales                                                 100.0%         100.0%
                                                         ------          ------
Cost of sales, including buying and occupancy costs        73.7            73.5
Selling, general and administrative expenses               16.0            16.1
Interest expense (income), net                               .1              --
                                                         ------          ------

Income before income taxes and cumulative
  effect of accounting change                              10.2%           10.4%
                                                         ======          ======


The cost of sales including buying and occupancy costs as a percentage of net sales, increased for the first quarter ended April 29, 2000 as compared to the comparable period last year. The increase in this ratio is the result of an increase in percentage of revenue from TJX's newer divisions. Marmaxx's cost of sales as a percentage of net sales was comparable to the prior year, but the newer divisions initially operate with a higher expense ratio for its cost of sales, including buying and occupancy costs.


Selling, general and administrative expenses, as a percentage of net sales, decreased from the prior year. This slight improvement in the thirteen week period reflects the sales growth and levering of expenses at the Company's newer divisions.

Interest expense, net, includes income of $5.6 million in the first quarter of the current year, versus $5.5 million of interest income in the first quarter last year. The increase in interest expense (income), net over the comparable period last year is due to interest on the $200 million of 7.45% notes issued in December 1999.


The Company's effective income tax rate is 38.8% and 39.4% for the three months ended April 29, 2000 and May 1, 1999, respectively. The reduction is primarily due to higher federal job tax credits this year versus those anticipated last year as well as a lower effective state income tax rate.


The following table sets forth the operating results of the Company's major business segments: (unaudited)

                                                                THIRTEEN WEEKS ENDED
                                                          --------------------------------
                                                           April 29,              May 1,
                                                             2000                 1999
                                                          -----------          -----------
                                                                               (As Restated)
                                                                   (In Thousands)
Net sales:
   Off-price family apparel stores                        $ 2,048,983          $ 1,892,233
   Off-price home fashion stores                               59,133               38,273
                                                          -----------          -----------
                                                          $ 2,108,116          $ 1,930,506
                                                          ===========          ===========

Operating income (loss):
   Off-price family apparel stores                        $   225,784          $   210,652
   Off-price home fashion stores                                1,088                 (666)
                                                          -----------          -----------
                                                              226,872              209,986

General corporate expense                                      10,100                8,296
Goodwill amortization                                             653                  652
Interest expense (income), net                                  2,753                 (734)
                                                          -----------          -----------

Income before income taxes and cumulative effect
   of accounting change                                   $   213,366          $   201,772
                                                          ===========          ===========

These results reflect strong inventory management and expense control. Some divisions are aggregated for segment reporting purposes. Presented below is a summary of additional operating statistics of TJX and its major operating divisions.

                                 NET SALES                    OPERATING INCOME                OPERATING MARGIN
                           THIRTEEN WEEKS ENDED             THIRTEEN WEEKS ENDED            THIRTEEN WEEKS ENDED
                           -------------------------       -----------------------        -------------------------
                            April 29,        May 1,         April 29,       May 1,          April 29,        May 1,
U.S. DOLLARS IN MILLIONS         2000          1999             2000          1999              2000           1999
------------------------   ----------       --------       ----------      -------        ----------        -------
                                         (As Restated)                   (As Restated)                    (As Restated)
TJX Consolidated           $  2,108.1       $1,930.5       $  226.9        $210.0            10.8 %         10.9 %

Marmaxx                    $  1,846.4       $1,739.5       $  218.3        $207.0            11.8 %         11.9%
Winners                    $    116.9       $   91.2       $   13.1        $  8.1            11.2 %          8.9%
T.K. Maxx                  $     72.5       $   56.0       $   (1.7)       $ (1.6)           (2.3)%         (2.9)%
HomeGoods                  $     59.1       $   38.3       $    1.1        $  (.7)            1.8 %         (1.7)%

Stores in operation at the end of the period are as follows:

                     APRIL 29, 2000        MAY 1, 1999
                     --------------        -----------

T.J. Maxx                 637                  613
Marshalls                 510                  480
Winners                   105                   90
HomeGoods                  55                   38
T.K. Maxx                  57                   42
A.J. Wright                18                   10
                        -----                -----

  Total stores          1,382                1,273
                        =====                =====

FINANCIAL CONDITION

Cash flows from operating activities for the three months reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements and are largely influenced by the change in inventory from year-end levels.

Investing activities for the period ended April 29, 2000 includes proceeds of $9.2 million from the sale of all of the shares of common stock of Manulife Financial. The shares were received by TJX as part of the demutualization of Manulife Financial in 1999.

During March 2000, the Company completed its $750 million stock repurchase program and announced its intentions to repurchase an additional $1 billion of common stock over several years. The Company had cash expenditures of $141.4 million under its stock repurchase program during the quarter ended April 29, 2000. During the first quarter the Company repurchased 7.4 million shares at a total cost of $151.6 million. Since the inception of the $1 billion stock repurchase program, the Company has repurchased 4.7 million shares at a total cost of $98.3 million.

PART II.      OTHER INFORMATION

Item 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company held its Annual Meeting of stockholders on June 6, 2000. The following were voted upon at the Annual Meeting:

              ELECTION OF DIRECTORS         FOR                      WITHHELD

              Bernard Cammarata             270,075,613              1,755,167
              Arthur F. Loewy               270,037,930              1,792,850
              Robert F. Shapiro             270,062,041              1,768,739
              Fletcher H. Wiley             270,064,846              1,765,934

              In addition to those elected, the following are directors whose term of office continued after the Annual Meeting:

              Gary L. Crittenden
              Edmond J. English
              Dennis F. Hightower
              Richard G. Lesser
              John M. Nelson
              John F. O'Brien
              Willow B. Shire

              Proposal presented by certain shareholders regarding implementation of the MacBride Principles:

              For                                                   37,018,201
              Against                                              195,981,685
              Abstain                                               10,504,423
              Broker non-votes                                      28,326,471

Item 6(a)     EXHIBITS

        10.1  The Employment Agreement dated as of April 17, 2000 between Edmond
              J. English and the Company is filed herewith.

        10.2 The Employment Agreement dated as of April 17, 2000 between Bernard Cammarata and the Company is filed herewith.

Item 6(b)     REPORTS ON FORM 8-K


              The Company did not was not required to file a current report on Form 8-K during the quarter ended April 29, 2000.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           THE TJX COMPANIES, INC.
                           ----------------------------------------------------
                           (Registrant)



       Date:  June 12, 2000



                           /s/ Donald G. Campbell
                           ----------------------------------------------------
                           Donald G. Campbell, Executive Vice President - Finance, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of
                           The TJX Companies, Inc.

                                 EXHIBIT INDEX

EXH      DESCRIPTION

10.1 The Employment Agreement dated as of April 17, 2000 between Edmond J. English and the Company is filed herewith.

10.2 The Employment Agreement dated as of April 17, 2000 between Bernard Cammarata and the Company is filed herewith.