Form 10-Q
period 2000-10-28
TJX COMPANIES INC /DE/
filed 2000-12-12
CIK 109198

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


For Quarter Ended October 28, 2000
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

The number of shares of Registrant's common stock outstanding as of November 25, 2000: 279,582,780

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                        THIRTEEN WEEKS ENDED
                                                     --------------------------
                                                     OCTOBER 28,    OCTOBER 30,
                                                            2000           1999
                                                     -----------    -----------
                                                                   (As Restated)

Net sales                                             $2,461,411    $2,235,054
                                                      ----------    ----------

Cost of sales, including buying and occupancy costs    1,807,748     1,646,270

Selling, general and administrative expenses             385,666       338,319

Interest expense, net                                      9,379         4,274
                                                      ----------    ----------

Income before income taxes                               258,618       246,191

Provision for income taxes                               100,344        94,474
                                                      ----------    ----------

Net income                                            $  158,274    $  151,717
                                                      ==========    ==========

Earnings per share:

   Net income:
     Basic                                                  $.56         $.48
     Diluted                                                $.56         $.48

Cash dividends declared per share                           $.04         $.035

The accompanying notes are an integral part of the financial statements.

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                      THIRTY-NINE WEEKS ENDED
                                                   ----------------------------
                                                   OCTOBER 28,      OCTOBER 30,
                                                          2000             1999
                                                   -----------      -----------
                                                                   (As Restated)

Net sales                                           $6,827,701       $6,268,411
                                                    ----------       ----------

Cost of sales, including buying and occupancy costs  5,064,086        4,650,310

Selling, general and administrative expenses         1,088,097          979,476

Interest expense, net                                   17,206            5,504
                                                    ----------       ----------

Income before income taxes and cumulative effect
  of accounting change                                 658,312          633,121

Provision for income taxes                             255,425          243,249
                                                    ----------       ----------

Income before cumulative effect of accounting
  change                                               402,887          389,872

Cumulative effect of accounting change, net of
  income taxes                                              --           (5,154)
                                                    ----------       ----------

Net income                                          $  402,887       $  384,718
                                                    ==========       ==========

Earnings per share:
   Income before cumulative effect of accounting change:
     Basic                                               $1.39           $1.23
     Diluted                                             $1.38           $1.22

   Net income:
     Basic                                               $1.39           $1.21
     Diluted                                             $1.38           $1.20

Cash dividends declared per share                         $.12            $.105


The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                  IN THOUSANDS


                                                     OCTOBER 28,    JANUARY 29,    OCTOBER 30,
                                                            2000           2000           1999
                                                     -----------    -----------    -----------
                                                                                  (As Restated)
ASSETS
Current assets:

   Cash and cash equivalents                         $    55,481    $   371,759    $    24,561
   Accounts receivable                                    70,719         55,461         60,725
   Merchandise inventories                             1,949,730      1,229,587      1,677,584
   Prepaid expenses and other current assets              47,923         43,758         75,001
                                                     -----------    -----------    -----------
     Total current assets                              2,123,853      1,700,565      1,837,871
                                                     -----------    -----------    -----------

Property at cost:
   Land and buildings                                    133,575        116,005        115,757
   Leasehold costs and improvements                      684,499        622,962        612,367
   Furniture, fixtures and equipment                     935,536        849,932        819,213
                                                     -----------    -----------    -----------
                                                       1,753,610      1,588,899      1,547,337
   Less accumulated depreciation and amortization        875,348        754,314        723,397
                                                     -----------    -----------    -----------
                                                         878,262        834,585        823,940
                                                     -----------    -----------    -----------

Other assets                                              93,802         55,826         50,335
Deferred income taxes, net                                40,955         23,143         32,428
Goodwill and tradename, net of amortization              186,411        190,844        193,981
                                                     -----------    -----------    -----------

TOTAL ASSETS                                         $ 3,323,283    $ 2,804,963    $ 2,938,555
                                                     ===========    ===========    ===========

LIABILITIES
Current liabilities:
   Short-term debt                                   $   311,000    $        --    $   108,000
   Current installments of long-term debt                    155        100,359        100,510
   Accounts payable                                      881,224        615,671        747,043
   Accrued expenses and other current liabilities        625,834        607,348        609,023
   Federal and state income taxes payable                 88,633         42,990         66,481
                                                     -----------    -----------    -----------
     Total current liabilities                         1,906,846      1,366,368      1,631,057
                                                     -----------    -----------    -----------

Long-term debt exclusive of current installments         319,357        319,367        120,081
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, authorized 1,200,000,000 shares,
   par value $1, issued and outstanding
   279,772,945; 299,979,363 and 310,080,847 shares       279,773        299,979        310,081
Accumulated other comprehensive income (loss)             (1,929)        (1,433)        (1,480)
Additional paid-in capital                                    --             --             --
Retained earnings                                        819,236        820,682        878,816
                                                     -----------    -----------    -----------
     Total shareholders' equity                        1,097,080      1,119,228      1,187,417
                                                     -----------    -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 3,323,283    $ 2,804,963    $ 2,938,555
                                                     ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS
                                                      THIRTY-NINE WEEKS ENDED
                                                   -----------------------------
                                                   October 28,       October 30,
                                                          2000              1999
                                                   -----------       -----------
                                                                   (As Restated)
Cash flows from operating activities:
  Net income                                        $402,887          $384,718
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of accounting change              --             5,154
      Depreciation and amortization                  131,074           115,811
      (Gain) on sale of other assets                    (722)               --
      Loss on property disposals                         858             5,776
      Other, net                                      (8,834)          (20,425)
      Changes in assets and liabilities:
        (Increase) in accounts receivable            (15,258)          (16,605)
        (Increase) in merchandise inventories       (720,143)         (476,882)
        (Increase) in prepaid expenses and other
          current assets                             (12,404)          (46,650)
        (Increase) in deferred income taxes          (17,901)           (7,425)
        Increase in accounts payable                 265,553           129,884
        Increase (decrease) in accrued expenses
          and other current liabilities               21,650            (4,393)
        Increase in income taxes payable              46,695            14,798
                                                    --------         ---------
Net cash provided by operating activities             93,455            83,761
                                                    --------         ---------

Cash flows from investing activities:
  Property additions                                (181,319)         (182,470)
  Issuance of note receivable                        (18,524)           (4,146)
  Proceeds from sale of other assets                   9,183                --
                                                   ---------         ---------
Net cash (used in) investing activities             (190,660)         (186,616)
                                                   ---------         ---------

Cash flows from financing activities:
  Proceeds from borrowings of short-term debt        311,000           108,000
  Principal payments on long-term debt              (100,273)             (458)
  Cash payments for repurchase of common stock      (400,355)         (418,159)
  Proceeds from sale and issuance of
   common stock, net                                   4,051             8,676
  Cash dividends paid                                (33,496)          (31,887)
                                                   ---------         ---------
Net cash (used in) financing activities             (219,073)         (333,828)
                                                   ---------         ---------

Net (decrease) in cash and cash equivalents         (316,278)         (436,683)
Cash and cash equivalents at beginning of year       371,759           461,244
                                                   ---------         ---------

Cash and cash equivalents at end of period         $  55,481         $  24,561
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

4.   The Company's cash payments for interest and income taxes are as follows:

                                                THIRTY-NINE WEEKS ENDED
                                          ------------------------------------
                                          OCTOBER 28,              OCTOBER 30,
                                                 2000                     1999
                                          -----------              -----------
                                                     (In Thousands)
     Cash paid for:
       Interest on debt                     $ 20,669                 $  9,983
       Income taxes                         $225,558                 $235,812

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

     The Company is also contingently liable on several leases of its former Hit or Miss division which was sold by the Company in September 1995. On November 17, 2000, the Hit or Miss store chain filed for bankruptcy under Chapter 11. TJX believes it has adequate reserves relating to its contingent liabilities associated with Hit or Miss and that these liabilities and future cash flow requirements are not material to the Company.

6. The Company's comprehensive income for the periods ended October 28, 2000 and October 30, 1999 is presented below:



                                                        THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                      --------------------------        ---------------------------
                                                      OCTOBER 28,    OCTOBER 30,        OCTOBER 28,     OCTOBER 30,
                                                             2000           1999               2000            1999
                                                      -----------    -----------        -----------     -----------
                                                                   (As Restated)                      (As Restated)
                                                            (In Thousands)                    (In Thousands)

     Net income                                        $158,274        $151,717          $402,887         $384,718
     Other comprehensive income (loss):
       Foreign currency translation
         adjustment, net of hedging activity                 14            (154)             (629)             107
       Unrealized (loss) on marketable securities            --             (58)               --              (58)
       Reclassification adjustment of
         unrealized loss on marketable
         securities                                          --              --               133               --
                                                       --------        --------          --------         --------
     Comprehensive income                              $158,288        $151,505          $402,391         $384,767
                                                       ========        ========          ========         ========

7.   The computation of basic and diluted earnings per share is as follows:


                                                                                      THIRTEEN WEEKS ENDED
                                                                              ------------------------------------
                                                                              October 28,              October 30,
                                                                                     2000                     1999
                                                                              -----------              -----------
                                                                                                     (As Restated)
                                                                                      (Dollars in thousands)
                                                                                     (except per share amounts)

     Net income (numerator in earnings per share calculation)                     $158,274                 $151,717

     Shares for basic and diluted earnings per share calculations:
       Average common shares outstanding for basic EPS                         280,987,221              313,297,756
       Dilutive effect of stock options and awards                               1,946,497                3,015,253
                                                                               -----------              -----------
       Average common shares outstanding for diluted EPS                       282,933,718              316,313,009
                                                                               ===========              ===========

     Net income:
       Basic earnings per share                                                       $.56                     $.48
       Diluted earnings per share                                                     $.56                     $.48



                                                                                   THIRTY-NINE WEEKS ENDED
                                                                             -------------------------------------
                                                                             OCTOBER 28,               OCTOBER 30,
                                                                                    2000                      1999
                                                                             -----------               -----------
                                                                                                      (As Restated)
                                                                                      (Dollars in thousands)
                                                                                     (except per share amounts)
     Income before cumulative effect of accounting change
     (numerator in earnings per share calculation)                               $402,887                  $389,872

     Net income (numerator in earnings per share calculation)                    $402,887                  $384,718

     Shares for basic and diluted earnings per share calculations:
       Average common shares outstanding for basic EPS                        290,051,195               317,390,461
       Dilutive effect of stock options and awards                              1,860,134                 3,441,890
                                                                              -----------               -----------
       Average common shares outstanding for diluted EPS                      291,911,329               320,832,351
                                                                              ===========               ===========

     Income before cumulative effect of accounting change:
       Basic earnings per share                                                     $1.39                     $1.23
       Diluted earnings per share                                                   $1.38                     $1.22

     Net income:
       Basic earnings per share                                                     $1.39                     $1.21
       Diluted earnings per share                                                   $1.38                     $1.20


8. During October 1999, the Company received 693,537 common shares of Manulife Financial. The shares issued reflected ownership interest in the demutualized insurer due to policies held by the Company. These securities were recorded at market value upon receipt resulting in an $8.5 million pre-tax gain in the third quarter of fiscal 2000. Subsequent to the receipt of the shares, unrealized gains and losses were recognized as a component of comprehensive income (loss), net of income taxes. The shares were sold during the first quarter of fiscal 2001 for $9.2 million.

9. During March 2000, the Company completed its $750 million stock repurchase program and announced its intention to repurchase an additional $1 billion of common stock over several years. During the nine months ended October 28, 2000, the Company repurchased 20.7 million shares at a cost of $396.1 million. Since the inception of the $1 billion stock repurchase program, the Company has repurchased 18.0 million shares at a cost of $342.9 million.

10. During July 2000, the Company entered into a $250 million, 364-day revolving credit agreement. This is in addition to the Company's existing $500 million revolving credit facility. The terms of the new agreement are substantially the same as those of the existing $500 million agreement, as amended. The additional facility is available for general corporate purposes, including the Company's stock repurchase program.

11. The Company historically aggregated several of its store chains in the "Off-price family apparel stores" segment. This segment included the Company's largest division, Marmaxx that operates the T.J. Maxx and Marshalls store chains in the United States. This segment also included the other store chains of Winners in Canada, T.K. Maxx in Europe and A.J. Wright in the United States. The Company's only other store chain, HomeGoods in the United States, was reported separately as the "Off-price home fashion stores" segment. Due to the growth of the Company's Winners and T.K. Maxx store chains, the Company has decided to no longer aggregate them with Marmaxx and A.J. Wright. Thus, going forward the Company will report each of its operating divisions as a separate segment.

     The Company evaluates the performance of its segments based on pre-tax income before general corporate expense, goodwill amortization and interest. Presented below is financial information on the Company's business segments for the periods ending October 28, 2000 and October 30, 1999.


                                                       THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                     ------------------------    --------------------------
                                                     OCTOBER 28,  OCTOBER 30,    OCTOBER 28,    OCTOBER 30,
                                                            2000         1999           2000           1999
                                                     -----------  -----------    -----------    -----------
                                                                 (As Restated)                 (As Restated)

Net sales:
   Marmaxx                                         $ 2,107,248    $ 1,965,553    $ 5,909,129    $ 5,585,694
   Winners                                             161,019        131,472        409,417        329,665
   T.K. Maxx                                            96,239         74,401        254,225        192,153
   A.J. Wright                                          19,867         10,674         51,605         26,745
   HomeGoods                                            77,038         52,954        203,325        134,154
                                                   -----------    -----------    -----------    -----------
                                                   $ 2,461,411    $ 2,235,054    $ 6,827,701    $ 6,268,411
                                                   ===========    ===========    ===========    ===========

Operating income (loss):
   Marmaxx                                         $   248,992    $   234,605    $   658,250    $   635,917
   Winners                                              26,018         19,222         54,569         40,070
   T.K. Maxx                                             5,646          2,750          4,683            147
   A.J. Wright                                          (4,002)        (3,777)       (11,549)       (10,516)
   HomeGoods                                             1,211          2,041          1,854            386
                                                   -----------    -----------    -----------    -----------
                                                       277,865        254,841        707,807        666,004

General corporate expense                                9,216          3,724         30,332         25,422
Goodwill amortization                                      652            652          1,957          1,957
Interest expense, net                                    9,379          4,274         17,206          5,504
                                                   -----------    -----------    -----------    -----------

Income before income taxes and cumulative effect
   of accounting change                            $   258,618    $   246,191    $   658,312    $   633,121
                                                   ===========    ===========    ===========    ===========


                                     PAGE 10


                                                           October 28,  October 30,
                                                                  2000         1999
                                                           -----------  -----------
                                                                       (As Restated)

Identifiable assets:
   Marmaxx                                                  $2,538,758   $2,355,835
   Winners                                                     137,181      123,395
   T.K. Maxx                                                   183,499      154,349
   A.J. Wright                                                  57,308       23,315
   HomeGoods                                                   119,211       70,869
   Corporate, primarily cash, goodwill and deferred taxes      287,326      210,792
                                                            ----------   ----------
                                                            $3,323,283   $2,938,555
                                                            ==========   ==========

                                                           Thirty-Nine Weeks Ended
                                                           -----------------------
                                                           October 28,  October 30,
                                                                  2000         1999
                                                           -----------  -----------
Capital expenditures:
   Marmaxx                                                  $  106,910   $  132,821
   Winners                                                      12,150        8,953
   T.K. Maxx                                                    20,271       26,215
   A.J. Wright                                                  21,237        6,561
   HomeGoods                                                    20,751        7,920
                                                            ----------   ----------
                                                            $  181,319   $  182,470
                                                            ==========   ==========

Depreciation and amortization:
   Marmaxx                                                  $  109,603   $   99,473
   Winners                                                       5,579        4,523
   T.K. Maxx                                                     7,395        5,856
   A.J. Wright                                                   1,849        1,004
   HomeGoods                                                     3,843        2,774
   Corporate, including goodwill                                 2,805        2,181
                                                            ----------   ----------
                                                            $  131,074   $  115,811
                                                            ==========   ==========


12. Certain amounts in the prior period financial statements have been reclassified for comparative purposes.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                             Thirty-Nine Weeks Ended
                                October 28, 2000
                 VERSUS THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

All reference to earnings per share amounts are diluted earnings per share unless otherwise indicated. Results for the thirty-nine weeks ended October 30, 1999 have been restated to reflect the change in accounting for layaway sales.

Net sales for the third quarter were $2,461.4 million, up 10% from $2,235.1 million for the third quarter last year. For the thirty-nine week period net sales were $6,827.7 million, up 9% from $6,268.4 million for the same period last year. The increase in sales for both periods is attributable to an increase in same store sales and new stores. Consolidated same store sales increased 3% and 2% for the thirteen and thirty-nine week periods ended October 28, 2000, respectively. Consolidated store count was up 10%, year over year, as of October 28, 2000. Same store sales for the thirteen weeks were up 3% at Marmaxx (T.J. Maxx and Marshalls), 9% at Winners and 10% at T.K. Maxx; were flat at HomeGoods; and increased 16% at A.J. Wright. Same store sales for the thirty-nine week period increased 2% at Marmaxx, 10% at Winners, 9% at T.K. Maxx, 5% at HomeGoods and 19% at A.J. Wright.

Net income for the third quarter was $158.3 million, or $.56 per share, versus $151.7 million, or $.48 per share last year. For the thirty-nine week period, income before cumulative effect of accounting change was $402.9 million, or $1.38 per share, versus $389.9 million, or $1.22 per share. After a $5.2 million after-tax charge for the cumulative effect of accounting change, net income for the thirty-nine weeks ended October 30, 1999 was $384.7 million or $1.20 per share.

The following table sets forth operating results expressed as a percentage of net sales:



                                                                             PERCENTAGE OF NET SALES
                                                             ------------------------------------------------------
                                                                THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                                                             -------------------------  ---------------------------
                                                             October 28,   October 30,  October 28,     October 30,
                                                                    2000          1999         2000            1999
                                                             -----------   -----------  -----------     -----------
                                                                         (As Restated)                (As Restated)


Net sales                                                        100.0%        100.0%        100.0%        100.0%
                                                                 -----         -----         -----         -----

Cost of sales, including buying and occupancy costs               73.4          73.7          74.2          74.2
Selling, general and administrative expenses                      15.7          15.1          15.9          15.6
Interest expense, net                                               .4            .2            .3            .1
                                                                 -----         -----         -----         -----

Income before income taxes and cumulative effect of
   accounting change                                              10.5%         11.0%          9.6%         10.1%
                                                                 =====         =====         =====         =====

Cost of sales including buying and occupancy costs as a percentage of net sales, decreased slightly for the quarter and remained constant for the year-to-date period as compared to the comparable periods last year. This trend is largely driven by the Marmaxx division where strong merchandise margins and good expense control helped offset the impact of higher freight and distribution costs.

Selling, general and administrative expenses as a percentage of net sales has increased over the comparable periods last year. This increase is due, in part, to a pre-tax gain of $8.5 million included in selling, general and administrative expenses for the periods ended October 30, 1999, resulting from the demutualization of Manulife Financial. In addition this ratio reflects an increase in store payroll costs at Marmaxx for the thirteen and thirty-nine weeks ended October 28, 2000.

Interest expense, net, for the thirty-nine weeks ended this year includes interest income of $9.1 million versus $8.5 million of interest income last year. For the thirteen weeks ended, interest income was $.9 million this year versus $.5 million last year. The increase in interest expense, net, over the comparable periods last year, is primarily due to interest on the $200 million of 7.45% notes issued in December 1999.

The Company's effective income tax rate is 38.8% for both the three months and the nine months ended October 28, 2000 versus 38.4% for comparable periods last year. Last year's effective tax rate included tax benefits associated with the Company's Puerto Rico net operating loss carryforward.

Due to the growth of the Company's Winners and T.K. Maxx store chains, the Company has decided to present each of its operating divisions as a separate segment. See Note 11 of the Notes to Consolidated Financial Statements for more information. The following table sets forth the operating results of the Company's major business segments: (unaudited)


                                               THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                            --------------------------    --------------------------
                                            OCTOBER 28,    OCTOBER 30,    OCTOBER 28,    OCTOBER 30,
                                                   2000           1999           2000           1999
                                            -----------   ------------    -----------    -----------
                                                          (As Restated)                 (As Restated)

Net sales:
   Marmaxx                                  $ 2,107,248    $ 1,965,553    $ 5,909,129    $ 5,585,694
   Winners                                      161,019        131,472        409,417        329,665
   T.K. Maxx                                     96,239         74,401        254,225        192,153
   A.J. Wright                                   19,867         10,674         51,605         26,745
   HomeGoods                                     77,038         52,954        203,325        134,154
                                            -----------    -----------    -----------    -----------
                                            $ 2,461,411    $ 2,235,054    $ 6,827,701    $ 6,268,411
                                            ===========    ===========    ===========    ===========

Operating income (loss):
   Marmaxx                                  $   248,992    $   234,605    $   658,250    $   635,917
   Winners                                       26,018         19,222         54,569         40,070
   T.K. Maxx                                      5,646          2,750          4,683            147
   A.J. Wright                                   (4,002)        (3,777)       (11,549)       (10,516)
   HomeGoods                                      1,211          2,041          1,854            386
                                            -----------    -----------    -----------    -----------
                                                277,865        254,841        707,807        666,004

General corporate expense                         9,216          3,724         30,332         25,422
Goodwill amortization                               652            652          1,957          1,957
Interest expense, net                             9,379          4,274         17,206          5,504
                                            -----------    -----------    -----------    -----------

Income before income taxes and cumulative
   effect of accounting change              $   258,618    $   246,191    $   658,312    $   633,121
                                            ===========    ===========    ===========    ===========


                       THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                     -------------------------   -------------------------
                     October 28,   October 30,   October 28,   October 30,
OPERATING MARGIN:           2000          1999          2000          1999
----------------     -----------   -----------   -----------   -----------
                                  (As Restated)               (As Restated)
TJX Consolidated        11.3 %         11.4 %       10.4 %         10.6 %

Marmaxx                 11.8 %         11.9 %       11.1 %         11.4 %
Winners                 16.2 %         14.6 %       13.3 %         12.2 %
T.K. Maxx                5.9 %          3.7 %        1.8 %           .1 %
A.J. Wright            (20.1)%        (35.4)%      (22.4)%        (39.3)%
HomeGoods                1.6 %          3.9 %         .9 %           .3 %

Winners and T.K. Maxx operating results reflect the strong growth in their comparable store sales. HomeGoods posted flat comparable store sales for the quarter, the impact of which was partially offset by the strong performance of its new stores. HomeGoods is experiencing increases in pressure on its distribution capacity which has affected its inventory flow to stores. TJX is seeking additional permanent distribution capacity for HomeGoods and is adding to its third party processor capacity for this chain.

General corporate expense as compared to the prior periods is affected by the pre-tax gain of $8.5 million included in the periods ended October 1999 relating to Manulife Financial.

Stores in operation at the end of the periods presented are as follows:

                                       OCTOBER 28, 2000        OCTOBER 30, 1999
                                       ----------------        ----------------

       T.J. Maxx                              654                     625
       Marshalls                              533                     498
       Winners                                116                      99
       HomeGoods                               69                      46
       T.K. Maxx                               72                      53
       A.J. Wright                             22                      11
                                            -----                   -----
         Total stores                       1,466                   1,332
                                            =====                   =====

FINANCIAL CONDITION

Cash flows from operating activities for the nine months ended October 28, 2000 reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements and are largely influenced by the change in inventory from year-end levels. Inventory levels also reflect an increase at Marmaxx due to the earlier receipt of merchandise to support its new holiday gift-giving initiative.

Investing activities for the thirty-nine weeks ended October 28, 2000 include proceeds of $9.2 million from the sale of all of the shares of common stock of Manulife Financial. Investing activities also include $18.5 million of advances made by the Company under a construction loan agreement in connection with the expansion of TJX's leased home office facility.

During July 2000, TJX entered into a $250 million 364-day revolving credit agreement. This is in addition to the Company's existing $500 million revolving credit agreement. The additional credit facility is available for general corporate purposes, including the stock repurchase program. As of October 28, 2000, the Company had aggregate short-term borrowings of $311.0 million under all of its credit lines. Financing activities also include principal payments of $100 million due to the maturity of the 6 5/8% unsecured notes.

During March 2000, TJX completed its $750 million stock repurchase program and announced its intention to repurchase an additional $1 billion of common stock over several years. During the nine months ended October 28, 2000, TJX repurchased 20.7 million shares at a total cost of $396.1 million. Since the inception of the $1 billion stock repurchase program, the Company has repurchased 18.0 million shares at a total cost of $342.9 million.

On November 17, 2000, the Company's former Hit or Miss store chain filed for bankruptcy under Chapter 11. TJX believes it has adequate reserves relating to its contingent liabilities associated with Hit or Miss and that these liabilities and future cash flow requirements are not material to the Company.

PART II.    OTHER INFORMATION

Item 6(a)   Exhibits

10.1 The Employment Agreement dated as of January 31, 2000 with Arnold Barron is filed herewith.

10.2 The 1986 Stock Incentive Plan as amended through September 5, 2000, is filed herewith.

Item 6(b)   REPORTS ON FORM 8-K

            The Company did not file a current report on Form 8-K during the quarter ended October 28, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 THE TJX COMPANIES, INC.
                                 --------------------------------------
                                 (Registrant)



Date: December 12, 2000



                                 /s/ Donald G. Campbell
                                 --------------------------------------
                                 Donald G. Campbell, Executive Vice President - Finance, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.