Form 10-K405
period 2001-01-27
TJX COMPANIES INC /DE/
filed 2001-04-25
CIK 109198

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

               /X/ Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                       or

             / / Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number
January 27, 2001                                          1-4908

                             THE TJX COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      04-2207613
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)

         770 Cochituate Road
      Framingham, Massachusetts                            01701
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (508) 390-1000
-----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
      Title of each class                               on which registered
      -------------------                             -----------------------
Common Stock, par value $1.00                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2001 was $8,895,049,824.

     There were 278,811,087 shares of the Registrant's Common Stock, $1 par value, outstanding as of March 31, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended January 27, 2001 (certain parts as indicated herein) (Parts I and II).

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2001 (Part III).

                                     PART I
                                     ------

ITEM 1. BUSINESS

     We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. We have positioned ourselves as a synergistic group of off-price businesses and have expanded our off-price concept to new geographic areas, new product lines and new demographic markets.

     We offer off-price family apparel and home fashions through our T.J. Maxx, Marshalls and A.J. Wright chains in the United States, our Winners chain in Canada and our T.K. Maxx chain primarily in the United Kingdom. We also operate HomeGoods in the United States, a chain that focuses exclusively on off-price home fashions, and we are opening a Canadian home fashions chain called HomeSense in fiscal 2002. The target customer for all of our chains, except A.J. Wright, is the middle to upper-middle income shopper with the same profile as a department or specialty store customer. A.J. Wright targets a more moderate income customer.

     Our mission is to deliver an exciting, fresh and rapidly changing assortment of brand-name merchandise at excellent values to our customers. We define value as the combination of quality, fashion and price. With approximately 300 buyers worldwide and over 9,000 vendors, we believe we are well positioned to accomplish this goal. Our key strengths include:

-    expertise in off-price buying;
-    substantial buying power;
-    relationships with many manufacturers; and
-    inventory management systems and distribution networks.

     As an off-price retailer, we offer first-quality, in-season, name brand and designer family apparel and home fashions every day at substantial savings from comparable department and specialty store regular prices. We can offer these every day savings as a result of our opportunistic buying strategies, rapid inventory turns and low expense structure.

     Due to the unpredictable nature of consumer demand in the marketplace, we are routinely able to buy excess merchandise from manufacturers and others at significant discounts from initial wholesale prices. We purchase merchandise to sell in the current selling season as well as a limited quantity of packaway merchandise that is stored before sale in another selling season. We are willing to purchase less than a full assortment of styles and sizes. We pay promptly and do not ask for typical retail concessions such as promotional and markdown allowances and return privileges. Our financial strength, strong reputation and ability to sell large quantities of merchandise through a geographically diverse network of stores gives us unparalleled access to many leading consumer brands.

     We rely heavily on sophisticated, internally developed inventory controls that permit a virtually continuous flow of merchandise into our stores. For example, highly automated storage and distribution systems track, allocate and deliver an average of 12,000 items per week to each T.J. Maxx and Marshalls store. In addition, specialized computer inventory planning, purchasing and monitoring systems, coupled with warehouse storage, processing, handling and shipping systems, permit a continuous evaluation and rapid replenishment of store inventory. Pricing, markdown decisions and store inventory replenishment requirements are determined centrally, using satellite-transmitted information provided by point-of-sale computer terminals. This process is designed to achieve rapid in-store inventory turnover and sell substantially all merchandise within targeted selling periods.

     During the fiscal year ended January 27, 2001, we derived 90.0% of our sales from the United States (31.4% from the Northeast, 16.6% from the Midwest, 27.9% from the South, 1.0% from the Central Plains, 13.1% from the West), 5.9% from Canada and 4.1% from Europe (primarily the United Kingdom).

     Unless otherwise indicated, all store information is as of January 27, 2001. All references to store square footage are to gross square feet. Fiscal 2001 means the fiscal year ended January 27, 2001. Fiscal 2002 means the fiscal year ending January 26, 2002. Our business is subject to seasonal influences, which causes us generally to realize higher levels of sales and income in the second half of the year. This is common in the apparel retail business.

                             T.J. MAXX AND MARSHALLS
                             -----------------------

     T.J. Maxx is the largest off-price retailer in the United States, with 661 stores in 47 states. Marshalls is the second-largest off-price retailer in the United States, with 522 stores in 38 states as well as 13 stores in Puerto Rico. We have successfully maintained the separate identities of the T.J. Maxx and Marshalls stores through merchandising, marketing and store appearance. This has encouraged our customers to shop at both chains.

     T.J. Maxx and Marshalls sell quality brand name merchandise at prices generally 20%-60% below department and specialty store regular prices. Both chains offer family apparel, accessories, giftware and domestics. While T.J. Maxx also offers women's shoes and fine jewelry, Marshalls also offers a full-line shoe department and a larger men's department. T.J. Maxx and Marshalls primarily target female customers who have families with middle to upper-middle incomes and who generally fit the profile of a department or specialty store shopper.

     T.J. Maxx and Marshalls operate with a common buying and merchandising organization and have consolidated administrative functions, including finance, real estate, human resources and systems. The combined organization, known as The Marmaxx Group, offers us increased leverage to purchase merchandise at favorable prices and allows us to operate with a lower cost structure. These advantages are key to our ability to sell quality, brand name merchandise at substantial discounts from department and specialty store prices.

     T.J. Maxx and Marshalls stores are generally located in suburban community shopping centers. T.J. Maxx stores average approximately 29,000 square feet. Marshalls stores average approximately 31,000 square feet. We currently expect to add a net of 75 stores in fiscal 2002. Ultimately, we believe that T.J. Maxx and Marshalls together can operate approximately 1,800 stores in the United States.

                                     WINNERS
                                     -------

     Winners is the leading off-price retailer in Canada, offering off-price designer and brand name women's apparel and shoes, lingerie, accessories, domestics, giftware, menswear and children's clothing. In fiscal 2001, selected stores added fine jewelry departments. Winners stores average approximately 27,000 square feet. Winners expects to add 15 stores in fiscal 2002. Ultimately, we believe the Canadian market can support approximately 180 Winners stores.

     Winners anticipates opening our first seven HomeSense stores, in Canada, in fiscal 2002. HomeSense, a concept dedicated to home fashions, capitalizes on the wide customer acceptance of Winners as well as our strength in home product. We believe that Canada could support 60 to 80 HomeSense stores in the long term.

                                    T.K. MAXX
                                    ---------

     T.K. Maxx is the only major off-price retailer in any European country. T.K. Maxx utilizes the same off-price strategies employed by T.J. Maxx, Marshalls and Winners and offers the same type of merchandise. The average size of a T.K. Maxx store is approximately 26,000 square feet. T.K. Maxx opened 20 stores in fiscal 2001, ending the year with 74 stores in the United Kingdom, Ireland and the Netherlands. Although our T.K. Maxx stores have performed strongly in the U.K. and Ireland, our stores in the Netherlands have not met our expectations. As a result, we will be closing our three Netherlands stores in early fiscal 2002. This will allow T.K. Maxx to focus on growth in the U.K. and Ireland. We currently expect to add a total of 30 stores in these countries in fiscal 2002. We believe that the U.K. and Ireland can support approximately 250 stores in the long term. We also continue to see the European continent as a viable longer-term growth opportunity for T.K. Maxx that could ultimately support as many as 300 additional stores.

                                    HOMEGOODS
                                    ---------

     HomeGoods was the first off-price retail chain to focus exclusively on the home fashions market. HomeGoods offers a broad array of giftware, accent furniture, lamps, rugs, accessories and seasonal merchandise for the home. Many of the HomeGoods stores are stand-alone stores. We also combine HomeGoods stores with a T.J. Maxx or Marshalls store in a superstore format that we call T.J. Maxx 'N More or Marshalls Mega-Stores. Stand-alone HomeGoods stores average approximately 30,000 square feet. In superstores, which average approximately 53,000 square feet, we dedicate approximately 22,000 square feet to HomeGoods. The 81 stores open at year-end included 45 stand-alone stores and 36 superstores. In fiscal 2002, we anticipate adding a total of 30 HomeGoods stores, including superstores. We believe that the U.S. market could support approximately 500 freestanding HomeGoods stores and 150 superstores in the long term.

                                   A.J. WRIGHT
                                   -----------

     A.J. Wright, a young chain launched in fiscal 1999, brings our off-price concept to a different demographic customer, the moderate income shopper. A.J. Wright stores offer branded family apparel, accessories, shoes, domestics, giftware and special situation purchases. We opened 10 A.J. Wright stores in fiscal 2001 and operated 25 stores at fiscal year end. A.J. Wright stores average approximately 27,000 square feet. We currently expect to open 20 A.J. Wright stores in fiscal 2002. We believe this developing business offers us the long-term opportunity to open over 1,000 stores throughout the United States.

     We operated stores in the following locations as of January 27, 2001:

                       T.J. Maxx    Marshalls     HomeGoods    A.J.Wright
-------------------------------------------------------------------------
Alabama                    12             4             -           -
Arizona                     9             5             -           -
Arkansas                    5             -             -           -
California                 48            74             3           -
Colorado                   10             6             -           -
Connecticut                24            20             6           2
Delaware                    3             3             -           -
District of Columbia        1             -             -           -
Florida                    50            42             8           -
Georgia                    28            20             2           -
Idaho                       1             -             -           -
Illinois                   33            36             7           -
Indiana                     9             4             -           -
Iowa                        4             1             -           -
Kansas                      4             3             -           -
Kentucky                    9             2             2           -
Louisiana                   6             5             -           -
Maine                       5             1             2           -
Maryland                    9            15             1           2
Massachusetts              43            40            14           9
Michigan                   30            11             2           3
Minnesota                  12            10             1           -
Mississippi                 5             -             -           -
Missouri                    9             7             -           -
Montana                     1             -             -           -
Nebraska                    2             1             -           -
Nevada                      4             4             -           -
New Hampshire              11             7             3           -
New Jersey                 16            31             4           1
New Mexico                  2             -             -           -
New York                   41            39             5           -
North Carolina             20            15             1           -
North Dakota                3             -             -           -
Ohio                       35            10             5           -
Oklahoma                    3             1             -           -
Oregon                      5             3             -           -
Pennsylvania               33            20             3           3
Puerto Rico                 -            13             2           -
Rhode Island                5             3             2           2
South Carolina             11             7             1           -
South Dakota                1             -             -           -
Tennessee                  17             8             -           -
Texas                      29            34             -           -
Utah                        5             -             -           -
Vermont                     2             -             1           -
Virginia                   25            20             1           3
Washington                  9             4             -           -
West Virginia               1             1             1           -
Wisconsin                  11             5             4           -
                          ---           ---            --          --
     Total Stores         661           535            81          25
                          ===           ===            ==          ==

Winners operated 117 stores in Canada: 16 in Alberta, 4 in Manitoba, 59 in Ontario, 17 in Quebec, 2 in Nova Scotia, 2 in Saskatchewan, 12 in British Columbia, 3 in New Brunswick, 1 in Newfoundland and 1 on Prince Edward Island.

T.K. Maxx operated 69 stores in the United Kingdom, 2 stores in the Republic of Ireland, and 3 in the Netherlands.

The HomeGoods store locations include the HomeGoods portion of a T.J. Maxx 'N More or a Marshalls Mega-Store.

                                    EMPLOYEES
                                    ---------

     At January 27, 2001, we had approximately 77,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees during the peak back-to-school and holiday seasons.

                                   COMPETITION
                                   -----------

     The retail apparel and home fashion business is highly competitive. Our customers focus upon fashion, value, merchandise selection, brand name recognition and, to a lesser degree, store location. In general, we compete to some degree with any retailer that sells apparel and home fashions. This includes warehouse clubs, home fashion specialty stores, catalog operations, and factory outlet stores. We primarily compete with local, regional and national department stores, specialty stores and off-price chains. In addition, we purchase much of our inventory opportunistically and compete for that merchandise with other national and regional off-price apparel and outlet stores. Many of our competitors handle identical or similar lines of merchandise and have comparable locations.

                                     CREDIT
                                     ------

     Our stores operate primarily on a cash-and-carry basis. Each chain accepts credit sales through programs offered by banks and others.

                             BUYING AND DISTRIBUTION
                             -----------------------

     We operate a single centralized buying organization that services the T.J. Maxx and Marshalls chains while each of our other chains has its own centralized buying organization. All of our chains are serviced through their own distribution networks.

                        SAFE HARBOR STATEMENTS UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                ------------------------------------------------

     Various statements made in this annual report, including some of the statements made under Item 1, "Business," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements:

-    general economic conditions and consumer demand and preferences;

-    weather patterns in areas where we have concentrations of stores;

- competitive factors, including pressure from pricing and promotional activities of competitors;

- the impact of excess retail capacity and the availability of desirable store and distribution center locations on suitable terms;

-    recruiting quality sales associates;

- the availability, selection and purchasing of attractive merchandise on favorable terms;

- potential disruptions in supply and duties, tariffs and quotas on imported merchandise, as well as economic and political problems in countries from which merchandise is imported;

-    currency and exchange rate factors in foreign operations;

- expansion of our store base, development of new businesses and application of our off-price strategies in foreign countries; our acquisition and divestiture activities.

     We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 2. PROPERTIES

     We lease virtually all of our store locations, generally for 10 years with an option to extend the lease for one or more 5 year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and for a specified payment.

     The following is a summary of our primary distribution centers and administration office locations as of January 27, 2001. Square footage information for the distribution centers represents total "ground cover" of the facility. Square footage information for office space represents total space occupied:


DISTRIBUTION CENTERS
--------------------
T.J. Maxx                   Worcester, Massachusetts      (500,000 s.f. - owned)
                            Evansville, Indiana           (983,000 s.f. - owned)
                            Las Vegas, Nevada             (713,000 s.f. shared with
                                                          Marshalls - owned)
                            Charlotte, North Carolina     (600,000 s.f. - owned)

Marshalls                   Decatur, Georgia              (780,000 s.f. - owned
                                                          and 189,000 s.f. - leased)
                            Woburn, Massachusetts         (474,000 s.f. - leased)
                            Bridgewater, Virginia         (546,000 s.f. - leased)

Winners                     Brampton, Ontario             (506,000 s.f. - leased)
                            Mississauga, Ontario          (329,000 s.f. - leased)

HomeGoods                   Mansfield, Massachusetts      (204,000 s.f. - leased)

T.K. Maxx                   Milton Keynes, England        (108,000 s.f. - leased)
                            Wakefield, England            (140,000 s.f. - leased)

A.J. Wright                 Fall River, Massachusetts     (301,000 s.f. - owned)

OFFICE SPACE
------------
TJX, T.J. Maxx, Marshalls,  Framingham, Massachusetts     (862,000 s.f. - leased in
   HomeGoods, A.J. Wright                                 several buildings)

Winners                     Mississauga, Ontario          (77,000 s.f. - leased)

T.K. Maxx                   Watford, England              (41,000 s.f. - leased)


     Subsequent to fiscal year-end, Marmaxx signed leases for 86,000 square feet of additional space near its Woburn, Massachusetts facility and 126,000 square feet of additional space near its Bridgewater, Virginia facility. HomeGoods signed a lease for 140,000 square feet of additional space in Mansfield, Massachusetts. In addition, during fiscal 2002, Marmaxx expects to open a 1,000,000 square foot leased facility in Philadelphia and HomeGoods expects to open an 800,000 square foot leased facility in Indianapolis.

     The table below indicates the approximate average store size as well as the gross square footage of stores and distribution centers, by division, as of January 27, 2001.

                                         Total Square Feet
                                   ----------------------------
                                          (In Thousands)
                    Average                        Distribution
                  Store Size       Stores             Centers
                  ----------       ------          ------------
T.J. Maxx           29,000         19,397              2,796
Marshalls           31,000         16,668              1,989
Winners             27,000          3,195                835
HomeGoods*          26,000          2,135                204
T.K. Maxx           26,000          1,917                248
A.J. Wright         27,000            667                301
                                   ------              -----
     Total                         43,979              6,373
                                   ======              =====

* A HomeGoods stand-alone store averages 30,000 square feet, while the HomeGoods portion of a superstore format averages 22,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS

          There is no litigation pending against TJX or any of its subsidiaries which TJX believes is material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There was no matter submitted to a vote of TJX's security holders during the fourth quarter of fiscal 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT


                          Office and Employment
Name                Age   During Last Five Years
----                ---   ----------------------

Arnold Barron        53   Executive Vice President, Chief Operating Officer of
                          The Marmaxx Group since 2000. Senior Vice President,
                          Group Executive of TJX from 1996 to 2000. Senior Vice
                          President, General Merchandise Manager of the T.J.
                          Maxx Division from 1993 to 1996; Senior Vice
                          President, Director of Stores, 1984 to 1993; various store operation positions with TJX, 1979 to 1984.

Bernard Cammarata    61   Chairman of the Board since June 1999 and Chief
                          Executive Officer of TJX from 1989 to April 2000.
                          President of TJX 1989 to 1999 and Chairman of TJX's
                          T.J. Maxx Division from 1986 to 1995 and of The
                          Marmaxx Group from 1995 to April 2000. Executive Vice
                          President of TJX from 1986 to 1989; President, Chief
                          Executive Officer and a Director of TJX's former TJX subsidiary from 1987 to 1989 and President of TJX's
                          T.J. Maxx Division from 1976 to 1986.

Donald G. Campbell   49   Executive Vice President - Finance since 1996 and
                          Chief Financial Officer of TJX since 1989. Senior Vice
                          President - Finance, from 1989 to 1996. Senior
                          Financial Executive of TJX, 1988 to 1989; Senior Vice
                          President - Finance and Administration, Zayre Stores
                          Division, 1987 to 1988; Vice President and Corporate
                          Controller of TJX, 1985 to 1987; various financial positions with TJX, 1973 to 1985.

Edmond J. English    48   Chief Executive Officer of TJX effective April 2000
                          and President and Director of TJX since June 1999.
                          Chairman of The Marmaxx Group from 2000 to 2001. Chief
                          Operating Officer from 1999 to 2000, Senior Vice
                          President and Group Executive from 1998 to 1999;
                          Executive Vice President, Merchandising, Planning and
                          Allocation of The Marmaxx Group from 1997 to 1998;
                          Senior Vice President, Merchandising from 1995 to
                          1997; Vice President, Senior Merchandise Manager of the T.J. Maxx Division from 1991 to 1995; and has held various merchandising positions with TJX, from 1983 to 1991.

Richard Lesser       66   Executive Vice President of TJX since 1991, Chief
                          Operating Officer of TJX from 1994 to 1999, Director of TJX since 1995, Chairman of The Marmaxx Group since
                          2001, President of The Marmaxx Group 1995 to 2001,
                          Senior Vice President of TJX 1989 to 1991 and
                          President of the T.J. Maxx Division from 1986 to 1994.
                          Senior Executive Vice President - Merchandising and
                          Distribution 1986; Executive Vice President - General
                          Merchandise Manager 1984 to 1986; Senior Vice
                          President - General Merchandise Manager 1981 to 1984.

Peter A. Maich       53   Executive Vice President, Group Executive of TJX since
                          2000. Executive Vice President, Merchandising, The
                          Marmaxx Group from 1996 to 2000; President of the T.J.
                          Maxx Division, 1994 to 1996; various senior merchandising and operations positions at T.J. Maxx from 1985 to 1994.

Carol Meyrowitz      46   Executive Vice President of TJX and President of The
                          Marmaxx Group since 2001. Executive Vice President,
                          Merchandising, The Marmaxx Group 2000 to 2001 and
                          Senior Vice President, Merchandising 1999 to 2000.
                          Executive Vice President, Merchandising, Chadwick's of
                          Boston, Ltd. from 1996 to 1999; Senior Vice President,

                          Merchandising from 1991 to 1996 and Vice President, Merchandising from 1989 to 1991. Vice President, Division Merchandise Manager, Hit or Miss from 1987 to 1989.

Alex Smith           48   Executive Vice President, Group Executive,
                          International, of TJX since 2001. Managing Director of
                          T.K. Maxx from 1995 to 2001. Managing Director of Lane
                          Crawford from 1994 to 1995. Managing Director of Owen
                          Owen plc from 1990 to 1993 and Merchandise Director from 1987 to 1990.

     All officers hold office until the next annual meeting of the Board in June 2001 and until their successors are elected, or appointed, and qualified.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON
          STOCK AND RELATED SECURITY HOLDER MATTERS

          The information required by this Item is incorporated herein by reference from page 44 of the Annual Report, under the caption "Price Range of Common Stock," and from inside the back-cover of the Annual Report, under the caption "Shareholder Information."

ITEM 6.   SELECTED FINANCIAL DATA

          The information required by this Item is incorporated herein by reference from page 17 of the Annual Report, under the caption "Selected Financial Data."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this Item is incorporated herein by reference from pages 38 through 44 of the Annual Report, under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          TJX is exposed to foreign currency exchange rate risk on its investment in its Canadian (Winners) and European (T.K. Maxx) operations. As more fully described in the notes to the consolidated financial statements, we hedge a significant portion of our net investment and certain merchandise commitments in these operations with derivative financial instruments. TJX enters into derivative contracts only when there is an underlying economic exposure. TJX utilizes currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures, most of which are recorded directly in shareholders' equity. The contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 27, 2001 the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item and not filed with this report as Financial Statement Schedules is incorporated herein by reference from pages 18 through 36 of the Annual Report, under the captions; "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," and "Notes to Consolidated Financial Statements."

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 27, 2001. The information required by this Item and not given in Item 4A, under the caption "Executive Officers of the Registrant," is incorporated by reference from pages 2 through 4 of the Proxy Statement, under the caption "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference from pages 15 through 23 of the Proxy Statement, under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference from pages 7 through 8 of the Proxy Statement, under the caption "Beneficial Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS

          Not Applicable.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  FINANCIAL STATEMENT SCHEDULES

               The Financial Statements filed as part of this report are listed and indexed at Page F-1.

          (b)  REPORTS ON FORM 8-K

               TJX did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2001.

          (c)  EXHIBITS

               Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
No.       Description of Exhibit
-------   ----------------------

3(i).1 Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999.

3(ii).1 The by-laws of TJX, as amended, are incorporated herein by reference to Exhibit 99.2 to the Form 8-A/A filed September 9, 1999.

4.1 Credit Agreement dated as of September 18, 1997, together with Amendment and Waiver Number 1 dated as of December 17, 1997, among the financial institutions as lenders, The First National Bank of Chicago, Bank of America National Trust and Savings Association, The Bank of New York, BankBoston, N.A., certain parties as co-agents, and TJX is incorporated herein by reference to Exhibit 4.1 to the Form 10-K filed for the fiscal year ended January 31, 1998. Amendment No. 2 (entered into as of June 23, 2000) to the Credit Agreement dated as of September 18, 1997 is incorporated herein by reference to Exhibit 10.1 to the Form 10Q filed for the quarter ended July 29, 2000.

          Each other instrument relates to securities the total amount of which does not exceed 10% of the total assets of TJX and its subsidiaries on a consolidated basis. TJX agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

10.1 The Employment Agreement dated as of April 17, 2000 between Edmond J. English and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10Q filed for the quarter ended April 29, 2000. *

10.2 The Employment Agreement dated as of April 17, 2000 between Bernard Cammarata and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10Q filed for the quarter ended April 29, 2000. *

10.3 The Amended and Restated Employment Agreement dated as of January 31, 1998 with Richard Lesser is incorporated herein by reference to
          Exhibit 10.3 to the Form 10-K filed for the fiscal year ended January 31, 1998. *

10.4 The Amended and Restated Employment Agreement dated as of January 31, 1998 with Donald G. Campbell is incorporated herein by reference to
          Exhibit 10.4 to the Form 10-K filed for the fiscal year ended January 31, 1998. *

10.5 The Employment Agreement and the Change of Control Severance Agreement dated as of April 9, 1999 with Carol Meyrowitz is incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed for the fiscal year ended January 29, 2000. *

10.6 The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997. *

10.7 The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.8 The 1986 Stock Incentive Plan, as amended through September 5, 2000, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 28, 2000. *

10.9 The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997. *

10.10 The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The related Second Amendment, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. *

10.11 The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. *

10.12 The Executive Savings Plan and related Amendments No. 1 and No. 2, effective as of October 1, 1998, is incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the fiscal year ended January 30, 1999. *

10.13 The 1993 Stock Option Plan for Non-Employee Directors, as amended on April 13, 1999, is incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the fiscal year ended January 30, 1999. *

10.14 The Deferred Stock Plan for Non-Employee Directors effective January 1, 1998 is incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 31, 1998. *

10.15 The Agreement and the Form of the related Split Dollar Agreements dated October 28, 1999 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1999.*

10.16 The Agreement and the Form of the related Split Dollar Agreements dated February 29, 2000 between TJX and Richard Lesser are incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the fiscal year ended January 29, 2000. *

10.17 The form of Indemnification Agreement between TJX and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

10.18 The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to
          Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.19 The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.20 The TJX Rabbi Trust, dated as of April 9, 1997 between TJX and State Street Bank and Trust Company is incorporated herein by reference to
          Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 30, 1999. *

10.21 The Trust Agreement for Executive Savings Plan dated as of October 6, 1998 between TJX and Fleet Financial Bank is incorporated herein by reference to Exhibit 10.21 to the Form 10-K filed for the fiscal year ended January 29, 2000. *

10.22 The Distribution Agreement dated as of May 1, 1989 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to TJX's Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.

10.23 The Indemnification Agreement dated as of April 18, 1997 by and between TJX and BJ's Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.

13        ANNUAL REPORT TO  SECURITY HOLDERS:

          Portions of the Annual Report to Stockholders for the fiscal year ended January 27, 2001 are filed herewith.

21        SUBSIDIARIES:

          A list of the Registrant's subsidiaries is filed herewith.

23        CONSENTS OF EXPERTS AND COUNSEL:

          The Consent of PricewaterhouseCoopers LLP is contained on Page F-2 of the Financial Statements filed herewith.

24        POWER OF ATTORNEY:

          The Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.

* Management contract or compensatory plan or arrangement.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE TJX COMPANIES, INC.



Dated:  April 25, 2001
                                             /s/ DONALD G. CAMPBELL
                                             -----------------------------------
                                             Donald G. Campbell
                                             Executive Vice President - Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ EDMOND J. ENGLISH                     /s/ DONALD G. CAMPBELL
--------------------------------          ---------------------------------
Edmond J. English, President              Donald G. Campbell, Executive
and Principal Executive Officer           Vice President - Finance,
and Director                              Principal Financial and
                                          Accounting Officer

BERNARD CAMMARATA*                        JOHN M. NELSON*
--------------------------------          ---------------------------------
Bernard Cammarata, Director               John M. Nelson, Director


GARY L. CRITTENDEN*                       JOHN F. O'BRIEN*
--------------------------------          ---------------------------------
Gary L. Crittenden, Director              John F. O'Brien, Director


GAIL DEEGAN*                              ROBERT F. SHAPIRO*
--------------------------------          ---------------------------------
Gail Deegan, Director                     Robert F. Shapiro, Director


DENNIS F. HIGHTOWER*                      WILLOW B. SHIRE*
--------------------------------          ---------------------------------
Dennis F. Hightower, Director             Willow B. Shire, Director


RICHARD LESSER*                           FLETCHER H. WILEY*
--------------------------------          ---------------------------------
Richard Lesser, Director                  Fletcher H. Wiley, Director


ARTHUR F. LOEWY*
--------------------------------
Arthur F. Loewy, Director


                                          * By /s/ DONALD G. CAMPBELL
                                               ----------------------------
                                               Donald G. Campbell
Dated: April 25, 2001                          as attorney-in-fact

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                             THE TJX COMPANIES, INC.





                                    FORM 10-K

                                  ANNUAL REPORT





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                           For the Fiscal Years Ended
                       January 27, 2001, January 29, 2000
                              and January 30, 1999

                    THE TJX COMPANIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          For Fiscal Years Ended January 27, 2001, January 29, 2000 and
                                January 30, 1999

Report of Independent Accountants                                           37*

Consent of Independent Accountants                                          F-2

Selected Quarterly Financial Data (Unaudited)                               45*

Consolidated Financial Statements:

     Consolidated Statements of Income for the fiscal years ended
     January 27, 2001, January 29, 2000 and January 30, 1999                18*

     Consolidated Balance Sheets as of January 27, 2001
     and January 29, 2000                                                   19*

     Consolidated Statements of Cash Flows for the fiscal years ended January 27, 2001, January 29, 2000 and January 30,
     1999                                                                   20*

     Consolidated Statements of Shareholders' Equity for the
     fiscal years ended January 27, 2001, January 29, 2000 and
     January 30, 1999                                                       21*

     Notes to Consolidated Financial Statements                          22-36*


* Refers to page numbers in TJX's Annual Report to Stockholders for the fiscal year ended January 27, 2001, certain portions of which pages are incorporated by reference in Part II, Item 8 of this report as indicated.

CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-5501) and on Forms S-8 (Nos. 333-63293, 333-23613, 33-49747, and 333-35073) of The TJX Companies, Inc. of our report dated February 27, 2001 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

Boston, Massachusetts
April 25, 2001                                        PricewaterhouseCoopers LLP

                                 EXHIBIT INDEX



Exhibit
No.            Description of Exhibit
-------        ----------------------
13             Portions of the Annual Report to Stockholders for the fiscal year ended January 27, 2001 are filed herewith.

21             A list of the Registrant's subsidiaries is filed herewith.

23             The Consent of PricewaterhouseCoopers LLP is contained on Page
               F-2 of the Financial Statements filed herewith.

24             The Power of Attorney given by the Directors and certain
               Executive Officers of the Company is filed herewith.
