Form 10-Q
period 2001-04-28
TJX COMPANIES INC /DE/
filed 2001-06-12
CIK 109198

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


For Quarter Ended April 28, 2001
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X No   .
                                      ---  ---

The number of shares of Registrant's common stock outstanding as of May 26, 2001: 277,421,688

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                                                      Thirteen Weeks Ended
                                                                                -----------------------------------
                                                                                   April 28,              April 29,
                                                                                        2001                   2000
                                                                                  ----------             ----------
Net sales                                                                         $2,270,895             $2,108,116
                                                                                  ----------             ----------

Cost of sales, including buying and occupancy costs                                1,686,616              1,554,040

Selling, general and administrative expenses                                         380,271                337,957

Interest expense, net                                                                  4,216                  2,753
                                                                                  ----------             ----------

Income before provision for income taxes                                             199,792                213,366

Provision for income taxes                                                            76,121                 82,786
                                                                                  ----------             ----------

Net income                                                                       $   123,671            $   130,580
                                                                                 ===========            ===========

Earnings per share:

   Net income:
     Basic                                                                              $.44                   $.44
     Diluted                                                                            $.44                   $.44

Cash dividends declared per share                                                      $.045                   $.04



The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                                April 28,           January 27,           April 29,
                                                                     2001                  2001                2000
                                                              -----------           -----------         -----------
ASSETS
------
Current assets:
   Cash and cash equivalents                                   $  304,687            $  132,535          $  236,009
   Accounts receivable                                             73,638                61,845              63,763
   Merchandise inventories                                      1,642,749             1,452,877           1,560,315
   Prepaid expenses and other current assets                       96,761                74,690              57,305
                                                               ----------            ----------          ----------
     Total current assets                                       2,117,835             1,721,947           1,917,392
                                                               ----------            ----------          ----------

Property at cost:
   Land and buildings                                             137,260               133,714             116,401
   Leasehold costs and improvements                               726,909               704,011             648,996
   Furniture, fixtures and equipment                            1,018,565               984,848             871,234
                                                               ----------            ----------          ----------
                                                                1,882,734             1,822,573           1,636,631
   Less accumulated depreciation and amortization                 957,135               914,590             792,944
                                                               ----------            ----------          ----------
                                                                  925,599               907,983             843,687

Other assets                                                       76,966                69,976              60,350
Deferred income taxes, net                                         48,450                47,391              29,021
Goodwill and tradename, net of amortization                       183,502               184,986             189,356
                                                               ----------            ----------          ----------
TOTAL ASSETS                                                   $3,352,352            $2,932,283          $3,039,806
                                                               ==========            ==========          ==========

LIABILITIES
-----------
Current liabilities:
   Current installments of long-term debt                      $       41            $       73          $  100,332
   Short-term debt                                                 13,682                39,000              10,241
   Accounts payable                                               745,050               645,672             837,362
   Accrued expenses and other current liabilities                 447,320               501,822             388,066
   Federal and state income taxes payable                          97,514                42,192             112,716
                                                               ----------            ----------          ----------
     Total current liabilities                                  1,303,607             1,228,759           1,448,717
                                                               ----------            ----------          ----------
Other long-term liabilities                                       166,698               165,440             182,840

Long-term debt, exclusive of current installments                 668,055               319,372             319,353

Commitments and contingencies                                           -                     -                   -

SHAREHOLDERS' EQUITY
--------------------
Common stock, authorized 1,200,000,000 shares,
   par value $1, issued and outstanding 276,956,560;
   280,378,675 and 292,875,338 shares, respectively               276,957               280,379             292,875
Additional paid-in capital                                              -                     -                   -
Accumulated other comprehensive income (loss)                      (4,059)               (3,288)             (1,547)
Retained earnings                                                 941,094               941,621             797,568
                                                               ----------            ----------          ----------
     Total shareholders' equity                                 1,213,992             1,218,712           1,088,896
                                                               ----------            ----------          ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $3,352,352            $2,932,283          $3,039,806
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

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                                                     Thirteen Weeks Ended
                                                                              -------------------------------------
                                                                               April 28,                  April 29,
                                                                                    2001                       2000
                                                                               ---------                  ---------
Cash flows from operating activities:
   Net income                                                                   $123,671                   $130,580
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                              48,716                     40,623
       (Gain) on sale of other assets                                                  -                       (722)
       Property disposals                                                            594                        386
       Deferred income tax (benefit)                                              (1,059)                    (5,967)
       Changes in assets and liabilities:
         (Increase) in accounts receivable                                       (11,887)                    (8,232)
         (Increase) in merchandise inventories                                  (193,610)                  (326,635)
         (Increase) in prepaid expenses and other current assets                 (22,268)                   (21,521)
         Increase in accounts payable                                            101,408                    219,648
         (Decrease) in accrued expenses and other
           current liabilities                                                   (56,471)                   (49,320)
         Increase in income taxes payable                                         55,492                     69,677
         Other, net                                                                2,154                      3,080
                                                                                --------                   --------
Net cash provided by operating activities                                         46,740                    51,597
                                                                                --------                   --------
Cash flows from investing activities:
   Property additions                                                            (65,315)                   (54,484)
   Issuance of note receivable                                                    (2,981)                    (2,863)
   Proceeds from sale of other assets                                                  -                      9,183
                                                                                --------                   --------
Net cash (used in) investing activities                                          (68,296)                   (48,164)
                                                                                --------                   --------
Cash flows from financing activities:
   Proceeds from current year borrowings of short-term debt, net                  13,682                     10,241
   Payments on short-term debt outstanding from prior year                       (39,000)                         -
   Proceeds from borrowing of long-term debt                                     347,579                          -
   Principal payments on long-term debt                                              (32)                       (61)
   Cash payments for repurchase of common stock                                 (127,882)                  (141,414)
   Proceeds from sale and issuance of common stock, net                           10,903                      2,099
   Cash dividends paid                                                           (11,223)                   (10,641)
                                                                                --------                   --------
Net cash provided by (used in) financing activities                              194,027                   (139,776)
                                                                                --------                   --------
Effect of exchange rate changes on cash                                             (319)                       593
                                                                                --------                   --------
Net increase (decrease) in cash and cash equivalents                             172,152                   (135,750)
Cash and cash equivalents at beginning of year                                   132,535                    371,759
                                                                                --------                   --------
Cash and cash equivalents at end of period                                      $304,687                   $236,009
                                                                                ========                   ========


The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first three months are not necessarily indicative of results for the full fiscal year, because TJX's business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2. The preceding data are unaudited and reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied.

3.   TJX's cash payments for interest and income taxes are as follows:

                                                               Thirteen Weeks Ended
                                                       -------------------------------------
                                                        April 28,                  April 29,
                                                             2001                       2000
                                                       ----------                 ----------
                                                                     (In Thousands)
     Cash paid for:
       Interest on debt                                   $ 2,149                    $   870
       Income taxes                                       $15,291                    $18,213

4. In October 1988, TJX completed the sale of its former Zayre Stores division to Ames Department Stores, Inc. ("Ames"). In April 1990, Ames filed for protection under Chapter 11 of the Federal Bankruptcy Code and in December 1992, Ames emerged from bankruptcy under a plan of reorganization.

     TJX remains contingently liable for the leases of most of the former Zayre stores still operated by Ames. TJX believes that its contingent liability on these leases will not have a material effect on its financial condition.

     TJX is also contingently liable on certain leases of its former warehouse club operations (BJ's Wholesale Club and HomeBase) which was spun off by TJX in fiscal 1990 as Waban Inc. During fiscal 1998, Waban Inc. was renamed HomeBase, Inc. and spun-off its BJ's Wholesale Club division as BJ's Wholesale Club, Inc. HomeBase, Inc., and BJ's Wholesale Club, Inc. are primarily liable on their respective leases and have indemnified TJX for any amounts it may have to pay with respect to such leases. In addition, HomeBase, Inc., BJ's Wholesale Club, Inc. and TJX have entered into agreements under which BJ's Wholesale Club, Inc. has substantial indemnification responsibility with respect to such HomeBase, Inc. leases. TJX is also contingently liable on certain leases of BJ's Wholesale Club, Inc. for which both BJ's Wholesale Club, Inc. and HomeBase, Inc. remain liable. TJX believes that its contingent liability on the HomeBase, Inc. and BJ's Wholesale Club, Inc. leases will not have a material effect on its financial condition.

     TJX is also contingently liable on certain store leases of its former Hit or Miss division. In November 2000, the Hit or Miss store chain filed for bankruptcy and subsequently announced that it is in the process of liquidating its assets under Chapter 11 of the Federal Bankruptcy Code. TJX believes that its contingent liability on these leases will not have a material effect on its financial condition.

5. Effective January 28, 2001, TJX implemented Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recorded on the balance sheet at fair value. TJX enters derivative contracts to hedge its net investment in foreign operations, and to hedge certain foreign denominated merchandise commitments and intercompany payables. The fair value of all its contracts as of January 28, 2001, most of which were net investment hedge contracts, amounted to a net asset of $10.0 million, as compared to a carrying value of $11.6 million. This resulted in a reduction to accumulated other comprehensive income for the cumulative effect of an accounting change of $1.6 million.

     As of April 28, 2001, TJX recorded all of its hedge contracts at fair value. The change in fair value relates primarily to the contracts designated as a hedge of the net investment in foreign operations. A gain on these contracts was credited to other comprehensive income to offset losses of the translation adjustment of its foreign operations. The remainder of TJX's hedge contracts were either designated as a fair value hedge or hedge accounting was not elected. Thus the change in fair value of these contracts, which is immaterial, is reflected in current period earnings.

6. TJX's comprehensive income for the periods ended April 28, 2001 and April 29, 2000 is presented below:

                                                                                          Thirteen Weeks Ended
                                                                                       ----------------------------
                                                                                        April 28,         April 29,
                                                                                             2001              2000
                                                                                        ---------         ---------
                                                                                          (Dollars in thousands)

     Net income                                                                          $123,671          $130,580
     Other comprehensive income (loss):
       Cumulative effect of accounting change (SFAS 133)                                   (1,572)                -
       Loss due to foreign currency translation adjustments                                (2,314)           (5,370)
       Gain on net investment hedge contracts                                               2,864             5,123
       Amounts reclassified from other comprehensive
         income to net income                                                                 251               133
                                                                                         --------          --------
     Comprehensive income                                                                $122,900          $130,466
                                                                                         ========          ========

7.  The computation of basic and diluted earnings per share is as follows:

                                                                                     Thirteen Weeks Ended
                                                                              -------------------------------------
                                                                               April 28,                  April 29,
                                                                                    2001                       2000
                                                                               ---------                  ---------
                                                                                      (Dollars in thousands)
                                                                                     (except per share amounts)

     Net income                                                                 $123,671                   $130,580

     Shares for basic and diluted earnings per share calculations:
       Average common shares outstanding for basic EPS                       279,287,524                298,281,278
     Dilutive effect of stock options and awards                               2,840,970                  1,763,681
                                                                             -----------                -----------
     Average common shares outstanding for diluted EPS                       282,128,494                300,044,959
                                                                             ===========                ===========

     Net income:
       Basic earnings per share                                                     $.44                       $.44
       Diluted earnings per share                                                   $.44                       $.44

8. During the first quarter ended April 28, 2001, TJX repurchased 4.5 million shares of its common stock under its $1 billion stock repurchase program at a cost of $132.7 million. Since the inception of the $1 billion stock repurchase program, through April 28, 2001, TJX has repurchased 24.1 million shares at a cost of $514.3 million.

9. On February 13, 2001, TJX issued $517.5 million zero coupon convertible subordinated notes due February 2021 and raised gross proceeds of $347.6 million. The issue price of the notes represents a yield to maturity of 2% per year. The notes are convertible into 8.5 million shares of common stock if specified conditions are met. The holders of the notes have the right to require TJX to purchase the notes at the end of the first, third, sixth and twelfth year following the issuance date. TJX incurred approximately $8 million of expenses associated with the offering. Due to the option the holders have to require TJX to purchase the notes after one year, the debt expenses are being amortized over twelve months. TJX intends to use the proceeds to fund an accelerated store roll-out program, investment in its distribution network, its common stock repurchase program and for general corporate purposes.

10. TJX evaluates the performance of its segments based on pre-tax income before general corporate expense, goodwill amortization and interest, (operating income). Presented below is financial information on TJX's business segments.

                                                                         Thirteen Weeks Ended
                                                                 -------------------------------------
                                                                  April 28,                  April 29,
                                                                       2001                     2000
                                                                 ----------                 ----------
     Net sales:
       Marmaxx                                                   $1,923,359                 $1,846,404
       Winners *                                                    127,398                    116,941
       T.K. Maxx                                                     95,532                     72,476
       HomeGoods                                                     99,610                     59,133
       A.J. Wright                                                   24,996                     13,162
                                                                 ----------                 ----------
                                                                 $2,270,895                 $2,108,116
                                                                 ==========                 ==========

     Operating income (loss):
       Marmaxx                                                  $   209,408                $   218,273
       Winners *                                                     10,168                     13,134
       T.K. Maxx                                                      1,272                     (1,672)
       HomeGoods                                                        118                      1,088
       A.J. Wright                                                   (4,099)                    (3,951)
                                                                 ----------                 ----------
                                                                    216,867                    226,872

     General corporate expense                                       12,207                     10,100
     Goodwill amortization                                              652                        653
     Interest expense, net                                            4,216                      2,753
                                                                 ----------                 ----------
     Income before provision for income taxes                   $   199,792                $   213,366
                                                                ===========                ===========

* Includes the operating results of the new HomeSense stores.

11. Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                              Thirteen Weeks Ended
                                 April 28, 2001
                   Versus Thirteen Weeks Ended April 29, 2000

All reference to earnings per share amounts are diluted earnings per share unless otherwise indicated.

Net sales from continuing operations for the first quarter were $2,270.9 million, up 8% from $2,108.1 million last year. The increase in sales is attributable mainly to an increase in new stores. Consolidated same store sales for the first quarter were flat. Sales results were adversely affected by the unseasonable and harsh weather throughout much of the United States and Canada in February and March.

Net income for the first quarter was $123.7 million, or $.44 per share, versus $130.6 million, or $.44 per share last year.

The following table sets forth operating results expressed as a percentage of net sales:

                                                                  Percentage of Net Sales
                                                                ---------------------------
                                                                    Thirteen Weeks Ended
                                                                ---------------------------
                                                                April 28,         April 29,
                                                                     2001              2000
                                                                ---------         ---------

    Net sales                                                      100.0%            100.0%
                                                                   -----             -----

  Cost of sales, including buying and occupancy costs               74.3              73.7
  Selling, general and administrative expenses                      16.7              16.0
  Interest expense, net                                               .2                .1
                                                                   -----             -----
  Income before provision for income taxes                           8.8%             10.2%
                                                                   =====             =====

The cost of sales including buying and occupancy costs as a percentage of net sales increased for the first quarter ended April 28, 2001 as compared to the comparable period last year. The increase in this ratio reflects the effect of less than planned growth in sales and an increase in distribution costs. TJX expects an increase in distribution costs in the short term due to the increased investment in our distribution center network.

Selling, general and administrative expenses, as a percentage of net sales, increased from the prior year. The increase in this ratio is due to higher store payroll costs, primarily at Marmaxx, as well as the effect of less than planned growth in sales. The increase in store payroll costs is due to higher labor costs.

The increase in interest expense, net over the comparable period last year is due to amortization of the debt discount and debt expenses relating to the zero coupon convertible notes issued in February 2001. (See Note 9 of the Notes to Consolidated Financial Statements for more information). Interest expense, net includes interest income of $5.4 million in the first quarter of the current year versus $5.6 million of interest income in the first quarter last year.

Our effective income tax rate is 38.1% for the three months ended April 28, 2001 and 38.8% for the three months ended April 29, 2000. The reduction in the income tax rate is attributable to tax benefits associated with our United Kingdom operations.

The following is a summary of key operating statistics of our business segments:


                                                                      Thirteen Weeks Ended
                                                                  ----------------------------
                                                                   April 28,         April 29,
                                                                        2001              2000
                                                                  ----------        ----------
                                                                    U.S. Dollars in millions

  MARMAXX

     Net sales                                                    $  1,923.4        $  1,846.4
     Operating income                                             $    209.4        $    218.3
     Operating margin                                                   10.9%             11.8%
     Percent increase in same store sales                                  0%                2%
     Stores in operation at end of period                              1,211             1,147

  WINNERS

     Net sales                                                    $    127.4        $    116.9
     Operating income                                             $     10.2        $     13.1
     Operating margin                                                    8.0%             11.2%
     Percent increase in same store sales (local currency)                 3%               12%
     Stores in operation at end of period - Winners                      123               105
                                            HomeSense                      4                --

  T.K. MAXX

     Net sales                                                    $     95.5        $     72.5
     Operating income (loss)                                      $      1.3        $     (1.7)
     Operating margin                                                    1.3%             (2.3)%
     Percent increase in same store sales (local currency)                 8%                6 %
     Stores in operation at end of period                                 76                57

  HOMEGOODS

     Net sales                                                    $     99.6        $     59.1
     Operating income                                             $      0.1        $      1.1
     Operating margin                                                    0.1%              1.8%
     Percent increase in same store sales                                  4%               10%
     Stores in operation at end of period                                 93                55

  A.J. WRIGHT

     Net sales                                                    $     25.0        $     13.2
     Operating (loss)                                             $     (4.1)       $     (4.0)
     Operating margin                                                  (16.4)%           (30.0)%
     Percent increase in same store sales                                 22%               25%
     Stores in operation at end of period                                 28                18


Marmaxx and Winners sales results for the thirteen weeks ended April 28, 2001, were adversely affected by the unseasonable weather in much of the United States and Canada during February and March. The lower than expected sales growth at Marmaxx along with higher store payroll costs are the prime reasons for the reduction in Marmaxx's operating income and operating margin as compared to last year. Likewise, at Winners, the lower than planned sales growth along with start-up costs associated with the opening of the new HomeSense stores were the prime reasons for the reduction in Winners operating income as compared to last year. HomeGoods same store sales gains were aided by progress we have made in dealing with the distribution issues that plagued HomeGoods in the second half of last year. HomeGoods operating income for the thirteen weeks ended April 28, 2001, reflects an increase in distribution costs as compared to last year. The sales performance of both T.K. Maxx and A.J. Wright were above expectations which led to higher than expected operating results.

Financial Condition

Cash flows from operating activities for the three months reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements and are largely influenced by the change in inventory from year-end levels.

Investing activities relate primarily to TJX's property additions which are higher than the comparable period last year due to TJX's accelerated store roll-out program and investment in its distribution center network. Investing activities for the period ended April 29, 2000 includes proceeds of $9.2 million from the sale of all of the shares of common stock of Manulife Financial received as part of its demutualization in 1999.

We had cash expenditures of $127.9 million under our $1 billion stock repurchase program during the quarter ended April 28, 2001. During the first quarter of fiscal 2002 we repurchased 4.5 million shares at a total cost of $132.7 million. Since the inception of the $1 billion stock repurchase program, through April 28, 2001, we have repurchased 24.1 million shares at a total cost of $514.3 million.

Financing activities for the period ending April 28, 2001 includes the payment of $39 million of short-term debt outstanding at the end of the fiscal year ended January 27, 2001. Financing activities for the period ended April 28, 2001 also include proceeds of $347.6 million from the February 2001 issue of $517.5 million zero coupon convertible subordinated notes due 2021. The issue price of the notes represents a yield to maturity of 2% per year. The notes are convertible into 8.5 million shares of our common stock if its value reaches specified thresholds, and upon the occurrence of other specified events. The holders may require us to purchase the notes at specified prices on the first, third, sixth and twelfth anniversary of their issuance. We may pay the purchase price in cash, our stock, or a combination of the two. TJX intends to use the proceeds to fund an accelerated store roll-out program, investment in its distribution network, its common stock repurchase program and for general corporate purposes.

PART II. OTHER INFORMATION

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of stockholders on June 5, 2001. The following actions were taken at the Annual Meeting:

         ELECTION OF DIRECTORS             FOR                       WITHHELD
         ---------------------             ---                       --------
         Gary L. Crittenden                250,368,013               1,179,920
         Edmond J. English                 250,392,311               1,155,622
         Richard G. Lesser                 250,379,732               1,168,201

         In addition to those elected, the following are directors whose term of office continued after the Annual Meeting:

         Bernard Cammarata
         Gail Deegan
         Dennis F. Hightower
         John F. O'Brien
         Robert F. Shapiro
         Willow B. Shire
         Fletcher H. Wiley

         PROPOSAL 2
         ----------

         Approval of amendments to the Stock Incentive Plan.

         For                                                       234,797,951
         Against                                                    15,407,199
         Abstain                                                     1,296,065
         Broker non-votes                                               46,718

         PROPOSAL 3
         ----------

         Proposal presented by certain shareholders regarding implementation of the MacBride Principles:

         For                                                        35,661,796
         Against                                                   181,639,727
         Abstain                                                    12,617,827
         Broker non-votes                                           21,628,583

Item 6(a)  EXHIBITS
           --------

           10.1 The Employment Agreement dated as of January 28, 2001, between Carol Meyrowitz and TJX, is filed herewith.

           10.2 The Agreement dated as of January 28, 2001, between Carol Meyrowitz and TJX, is filed herewith.

           10.3 The Amended and Restated Employment Agreement, dated as of January 28, 2001, between Donald G. Campbell and TJX, is filed herewith.

Item 6(b)  REPORTS ON FORM 8-K
           -------------------

           The Company filed a current report on Form 8-K, dated February 6, 2001, relating to the offering of 20 year convertible zero coupon subordinated notes.

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



Date:  June 12, 2001



                                  /s/ Donald G. Campbell
                                  ----------------------------------------------
                                  Donald G. Campbell, Executive Vice President - Finance, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.