Form 10-Q
period 2001-07-28
TJX COMPANIES INC /DE/
filed 2001-09-11
CIK 109198

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


For Quarter Ended July 28, 2001
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

The number of shares of Registrant's common stock outstanding as of August 25, 2001: 274,297,043

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                     Thirteen Weeks Ended
                                                  ---------------------------
                                                   July 28,         July 29,
                                                     2001            2000
                                                  ----------      ----------

Net sales                                         $2,487,622      $2,258,174
                                                  ----------      ----------

Cost of sales, including buying and
 occupancy costs                                   1,894,704       1,702,298

Selling, general and administrative expenses         406,442         364,474

Interest expense, net                                  5,688           5,074
                                                  ----------      ----------

Income before provision for income taxes             180,788         186,328

Provision for income taxes                            68,880          72,295
                                                  ----------      ----------

Net income                                        $  111,908      $  114,033
                                                  ==========      ==========

Earnings per share:

   Net income:
     Basic                                        $      .41      $      .39
     Diluted                                      $      .40      $      .39

Cash dividends declared per share                 $     .045      $      .04


The accompanying notes are an integral part of the financial statements.

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                     Twenty-six Weeks Ended
                                                   --------------------------
                                                     July 28,       July 29,
                                                      2001            2000
                                                   ----------      ----------

Net sales                                          $4,758,517      $4,366,290
                                                   ----------      ----------

Cost of sales, including buying and
  occupancy costs                                   3,581,320       3,256,338

Selling, general and administrative expenses          786,713         702,431

Interest expense, net                                   9,904           7,827
                                                   ----------      ----------

Income before provision for income taxes              380,580         399,694

Provision for income taxes                            145,001         155,081
                                                   ----------      ----------

Net income                                         $  235,579      $  244,613
                                                   ==========      ==========

Earnings per share:

   Net income:
     Basic                                         $      .85      $      .83
     Diluted                                       $      .84      $      .83

Cash dividends declared per share                  $      .09      $      .08



The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                  IN THOUSANDS


                                                          July 28,      January 27,      July 29,
                                                           2001            2001            2000
                                                        -----------     -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                            $   138,617     $   132,535     $    39,400
   Accounts receivable                                       68,743          61,845          57,411
   Merchandise inventories                                1,854,626       1,452,877       1,690,933
   Prepaid expenses and other current assets                 64,353          74,690          80,264
                                                        -----------     -----------     -----------
     Total current assets                                 2,126,339       1,721,947       1,868,008
                                                        -----------     -----------     -----------

Property at cost:
   Land and buildings                                       134,385         133,714         121,705
   Leasehold costs and improvements, including
     capitalized leases                                     799,269         704,011         672,476
   Furniture, fixtures and equipment                      1,085,137         984,848         899,156
                                                        -----------     -----------     -----------
                                                          2,018,791       1,822,573       1,693,337
   Less accumulated depreciation and amortization         1,001,331         914,590         834,223
                                                        -----------     -----------     -----------
                                                          1,017,460         907,983         859,114

Other assets                                                 76,819          69,976          70,372
Deferred income taxes, net                                   37,509          47,391          34,988
Goodwill and tradename, net of amortization                 182,064         184,986         187,912
                                                        -----------     -----------     -----------

TOTAL ASSETS                                            $ 3,440,191     $ 2,932,283     $ 3,020,394
                                                        ===========     ===========     ===========

LIABILITIES
Current liabilities:
   Current installments of long-term debt               $        19     $        73     $       185
   Short-term debt                                            2,891          39,000         297,384
   Accounts payable                                         898,675         645,672         767,008
   Accrued expenses and other current liabilities           420,886         501,822         430,362
   Federal and state income taxes payable                    40,787          42,192          21,449
                                                        -----------     -----------     -----------
     Total current liabilities                            1,363,258       1,228,759       1,516,388
                                                        -----------     -----------     -----------

Other long-term liabilities                                 167,803         165,440         186,711
Capital lease obligations                                    30,962              --              --

Long-term debt, exclusive of current installments           669,379         319,372         319,352
Commitments and contingencies                                    --              --              --

SHAREHOLDERS' EQUITY
Common stock, authorized 1,200,000,000 shares,
   par value $1, issued and outstanding 273,965,508;
   280,378,675 and 281,973,618 shares, respectively         273,966         280,379         281,974
Additional paid-in capital                                       --              --              --
Accumulated other comprehensive income (loss)                (2,961)         (3,288)         (1,943)
Retained earnings                                           937,784         941,621         717,912
                                                        -----------     -----------     -----------
     Total shareholders' equity                           1,208,789       1,218,712         997,943
                                                        -----------     -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 3,440,191     $ 2,932,283     $ 3,020,394
                                                        ===========     ===========     ===========


The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                                              Twenty-six Weeks Ended
                                                                             -----------------------
                                                                              July 28,      July 29,
                                                                               2001          2000
                                                                             ---------     ---------
Cash flows from operating activities:
   Net income                                                                $ 235,579     $ 244,613
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                            99,877        82,861
       (Gain) on sale of other assets                                               --          (722)
       Property disposals                                                        1,203           475
       Tax benefit of employee stock options                                    13,906         1,181
       Changes in assets and liabilities:
         (Increase) in accounts receivable                                      (6,977)       (1,898)
         (Increase) in merchandise inventories                                (405,314)     (455,492)
         Decrease (increase) in deferred income taxes                            9,882       (11,934)
         Decrease (increase) in prepaid expenses and other current assets       10,114       (44,340)
         Increase in accounts payable                                          254,916       148,725
         (Decrease) in accrued expenses and other liabilities                  (78,049)      (32,536)
         (Decrease) in income taxes payable                                     (1,250)      (21,633)
         Other, net                                                             (2,095)       (4,800)
                                                                             ---------     ---------
Net cash provided by (used in) operating activities                            131,792       (95,500)
                                                                             ---------     ---------

Cash flows from investing activities:
   Property additions                                                         (171,323)     (114,554)
   Issuance of note receivable                                                  (4,784)      (11,602)
   Proceeds from sale of other assets                                               --         9,183
                                                                             ---------     ---------
Net cash (used in) investing activities                                       (176,107)     (116,973)
                                                                             ---------     ---------

Cash flows from financing activities:
   Proceeds from current year borrowings of short-term debt, net                 2,876       297,384
   Payments on short-term debt outstanding from prior year                     (39,000)           --
   Proceeds from borrowing of long-term debt                                   347,579            --
   Payments on capital lease obligation                                           (406)           --
   Principal payments on long-term debt                                            (54)     (100,228)
   Cash payments for repurchase of common stock                               (259,776)     (298,663)
   Proceeds from sale and issuance of common stock, net                         23,427         2,491
   Cash dividends paid                                                         (23,692)      (22,223)
                                                                             ---------     ---------
Net cash provided by (used in) financing activities                             50,954      (121,239)
                                                                             ---------     ---------

Effect of exchange rate changes on cash                                           (557)        1,353
                                                                             ---------     ---------

Net increase (decrease) in cash and cash equivalents                             6,082      (332,359)
Cash and cash equivalents at beginning of year                                 132,535       371,759
                                                                             ---------     ---------

Cash and cash equivalents at end of period                                   $ 138,617     $  39,400
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

3.   TJX's cash payments for interest and income taxes are as follows:

                                               Twenty-six Weeks Ended
                                          ------------------------------------
                                           July 28,                   July 29,
                                               2001                       2000
                                          ---------                 ----------
                                                     (In Thousands)
     Cash paid for:
       Interest on debt                    $ 12,987                   $ 16,083
       Income taxes                        $121,551                   $186,564

     Effective June 1, 2001, TJX recorded a capital lease asset and a related capital lease obligation (non-cash transaction) of $32.6 million in connection with the lease of 283,000 square feet of additional office space in Framingham, Massachusetts.

4. In October 1988, TJX completed the sale of its former Zayre Stores division to Ames Department Stores, Inc. In April 1990, Ames filed for protection under Chapter 11 of the Federal Bankruptcy Code and in December 1992, Ames emerged from bankruptcy under a plan of reorganization. On August 20, 2001, Ames filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code. TJX remains contingently liable on certain leases of the former Zayre stores still leased by Ames. We believe that any contingent liability for these leases will not have a material adverse effect on our financial condition, operating results or cash flows.

     TJX is also contingently liable on certain leases of its former warehouse club operations (BJ's Wholesale Club and HomeBase) which was spun off by TJX in fiscal 1990 as Waban Inc. During fiscal 1998, Waban Inc. was renamed HomeBase, Inc. and spun-off its BJ's Wholesale Club division as BJ's Wholesale Club, Inc. HomeBase, Inc., and BJ's Wholesale Club, Inc. are primarily liable on their respective leases and have indemnified TJX for any amounts it may have to pay with respect to such leases. In addition, HomeBase, Inc., BJ's Wholesale Club, Inc. and TJX have entered into agreements under which BJ's Wholesale Club, Inc. has substantial indemnification responsibility with respect to such HomeBase, Inc. leases. TJX is also contingently liable on certain leases of BJ's Wholesale Club, Inc. for which both BJ's Wholesale Club, Inc. and HomeBase, Inc. remain liable. TJX believes that its contingent liability on the HomeBase, Inc. and BJ's Wholesale Club, Inc. leases will not have a material adverse effect on our financial condition, operating results or cash flows.

     TJX is also contingently liable on certain store leases of its former Hit or Miss division. In November 2000, the Hit or Miss store chain filed for bankruptcy and subsequently sold or closed all of its store locations. TJX believes that its current reserve for discontinued operations is adequate to meet the costs it may incur in connection with the Hit or Miss bankruptcy and that the contingent liability on these leases will not have a material adverse effect on our financial condition, operating results or cash flows.

5. Effective January 28, 2001, TJX implemented Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recorded on the balance sheet at fair value. TJX enters derivative contracts to hedge its net investment in foreign operations, and to hedge certain foreign denominated merchandise commitments and intercompany payables. The fair value of all its derivative contracts as of January 28, 2001, most of which were net investment hedge contracts, amounted to a net asset of $10.0 million, as compared to a carrying value of $11.6 million. This resulted in a reduction to accumulated other comprehensive income for the cumulative effect of an accounting change of $1.6 million.

     As of July 28, 2001, TJX recorded all of its hedge contracts at fair value. The change in fair value relates primarily to the contracts designated as a hedge of the net investment in foreign operations. A gain on these contracts was credited to other comprehensive income to offset losses of the translation adjustment of its foreign operations. The remainder of TJX's hedge contracts were either designated as fair value hedges or hedge accounting was not elected. Thus the change in fair value of these contracts, which is immaterial, is reflected in current period earnings.

6. TJX's comprehensive income for the periods ended July 28, 2001 and July 29, 2000 is presented below:

                                                       Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                    ----------------------------       ----------------------------

                                                      July 28,          July 29,         July 28,          July 29,
                                                          2001              2000             2001              2000
                                                    ----------        ----------       ----------        ----------
                                                      (Dollars in thousands)              (Dollars in thousands)
     Net income                                       $111,908          $114,033         $235,579          $244,613
     Other comprehensive income (loss):
       Cumulative effect of accounting
         change (SFAS 133)                                  --                --           (1,572)               --
       Loss due to foreign currency
         translation adjustments                          (37)            (3,497)          (2,351)           (8,867)
       Gain on net investment hedge contracts            1,135             3,101            3,999             8,224
       Amounts reclassified from other
         comprehensive income to net income                 --                --              251               133
                                                      --------          --------         --------          --------
     Comprehensive income                             $113,006          $113,637         $235,906          $244,103
                                                      ========          ========         ========          ========

7.  The computation of basic and diluted earnings per share is as follows:


                                                                                     Thirteen Weeks Ended
                                                                              -------------------------------------
                                                                                July 28,                   July 29,
                                                                                    2001                       2000
                                                                              ----------                 ----------
                                                                                      (Dollars in thousands)
                                                                                     (except per share amounts)
     Net income                                                              $   111,908                $   114,033
     Shares for basic and diluted earnings per share calculations:
       Average common shares outstanding for basic EPS                       276,259,051                290,885,089
       Dilutive effect of stock options and awards                             2,877,276                  1,780,567
                                                                             -----------                -----------
     Average common shares outstanding for diluted EPS                       279,136,327                292,665,656
                                                                             ===========                ===========
     Net income:
       Basic earnings per share                                                     $.41                       $.39
       Diluted earnings per share                                                   $.40                       $.39


                                                                                     Twenty-six Weeks Ended
                                                                              -------------------------------------
                                                                                July 28,                   July 29,
                                                                                    2001                       2000
                                                                              ----------                 ----------
                                                                                      (Dollars in thousands)
                                                                                     (except per share amounts)
     Net income                                                              $   235,579                $   244,613
     Shares for basic and diluted earnings per share calculations:
       Average common shares outstanding for basic EPS                       277,773,285                294,583,185
       Dilutive effect of stock options and awards                             2,858,351                  1,801,979
                                                                             -----------                -----------
     Average common shares outstanding for diluted EPS                       280,631,636                296,385,164
                                                                             ===========                ===========
     Net income:
       Basic earnings per share                                                     $.85                       $.83
       Diluted earnings per share                                                   $.84                       $.83

8. During the second quarter ended July 28, 2001, TJX repurchased 4.0 million shares of its common stock under its $1 billion stock repurchase program at a cost of $127.1 million. For the six months ended July 28, 2001, TJX repurchased 8.5 million shares at a cost of $259.8 million. Since the inception of the $1 billion stock repurchase program through July 28, 2001, TJX repurchased 28.0 million shares at a cost of $641.4 million.

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

10. TJX evaluates the performance of its segments based on "operating income" which is defined as pre-tax income before general corporate expense, goodwill amortization and interest. Presented below is financial information on TJX's business segments.


                                                    Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                 ---------------------------          -----------------------------

                                                   July 28,          July 29,           July 28,         July 29,
                                                     2001             2000                2001             2000
                                                 ----------        ----------         -----------        ----------
     Net sales:
       Marmaxx                                   $2,073,938        $1,955,477          $3,997,297        $3,801,881
       Winners *                                    156,686           131,457             284,084           248,398
       T.K. Maxx                                    111,979            85,510             207,511           157,986
       HomeGoods                                    111,045            67,154             210,655           126,287
       A.J. Wright                                   33,974            18,576              58,970            31,738
                                                 ----------        ----------          ----------        ----------
                                                 $2,487,622        $2,258,174          $4,758,517        $4,366,290
                                                 ==========        ==========          ==========        ==========

     Operating income (loss):
       Marmaxx                                   $  192,912        $  190,985          $  402,320        $  409,258
       Winners *                                     11,412            15,417              21,580            28,551
       T.K. Maxx                                      2,987               709               4,259              (963)
       HomeGoods                                     (4,006)             (445)             (3,888)              643
       A.J. Wright                                   (2,976)           (3,596)             (7,075)           (7,547)
                                                 ----------        ----------          ----------        ----------
                                                    200,329           203,070             417,196           429,942

     General corporate expense                       13,201            11,016              25,408            21,116
     Goodwill amortization                              652               652               1,304             1,305
     Interest expense, net                            5,688             5,074               9,904             7,827
                                                -----------       -----------         -----------        ----------

     Income before provision for
       income taxes                             $   180,788       $   186,328         $   380,580       $   399,694
                                                ===========       ===========         ===========       ===========

* Includes the operating results of the new HomeSense stores which commenced operations in April 2001.

11. In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We expect to implement SFAS No. 142 for our fiscal year beginning January 27, 2002 and are currently assessing the impact of the new standard.

12. Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                             Twenty-Six Weeks Ended
                                  July 28, 2001
                   Versus Twenty-Six Weeks Ended July 29, 2000

All reference to earnings per share amounts are diluted earnings per share unless otherwise indicated.

Net sales from continuing operations for the second quarter were $2,487.6 million, up 10% from $2,258.2 million last year. For the twenty-six week period net sales were $4,758.5 million, up 9% from $4,366.3 million for the same period last year. The increase in sales for both periods is attributable to new stores and an increase in same store sales. Consolidated same store sales increased 2% for the second quarter ended July 28, 2001 and increased 1% for the six month period.

Net income for the second quarter was $111.9 million, or $.40 per share, versus $114.0 million, or $.39 per share last year. For the twenty-six week period, net income was $235.6 million, or $.84 per share, versus $244.6 million, or $.83 per share.

The following table sets forth operating results expressed as a percentage of net sales:

                                                PERCENTAGE OF NET SALES


                                                          Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                        ------------------------       --------------------------
                                                        July 28,        July 29,       July 28,          July 29,
                                                          2001            2000           2001              2000
                                                        -------          -------       --------          --------
Net sales                                                100.0%          100.0%         100.0%            100.0%

Cost of sales, including buying and occupancy
   costs                                                  76.2            75.4           75.3              74.6
Selling, general and administrative expenses              16.3            16.1           16.5              16.1
Interest expense, net                                       .2              .2             .2                .1
                                                         -----           -----          -----             -----

Income before provision for income taxes                   7.3%            8.3%           8.0%              9.2%
                                                         =====           =====          =====             =====

Cost of sales including buying and occupancy costs, as a percentage of net sales, increased for both periods reflecting the effect of less than planned growth in sales and an increase in distribution costs. We expect distribution costs to continue to increase in the short term due to increased investment in our distribution center network. In addition, during the second quarter, this ratio reflects the negative margin impact of operating with higher than planned inventories at Winners and costs incurred to move HomeGoods to a liquid inventory position.

Selling, general and administrative expenses, as a percentage of net sales, increased from the prior year in both periods due to higher store payroll costs, primarily at Marmaxx, as well as the effect of less than planned growth in sales. The increase in store payroll costs is due to higher labor costs.

The increase in interest expense, net over the comparable period last year is due to amortization of the debt discount and debt expenses relating to zero coupon convertible notes issued in February 2001. (See Note 9 of the Notes to Consolidated Financial Statements for more information). Interest expense, net includes interest income of $4.3 million in the second quarter of the current year versus $2.6 million of interest income in the second quarter last year. The twenty-six weeks ended this year includes interest income of $9.7 million versus $8.2 million of interest income last year.

Our effective income tax rate was 38.1% for both the three months and the six months ended July 28, 2001 versus 38.8% for both the three months and six months ended July 29, 2000. The reduction in the income tax rate is attributable to tax benefits associated with our United Kingdom operations.

The following is a summary of key operating statistics of our business segments: (US dollars in millions)


                                                       Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                      --------------------------        ---------------------------
                                                      July 28,          July 29,        July 28,           July 29,
                                                        2001              2000            2001              2000
                                                      --------          --------        --------          ---------
MARMAXX

   Net sales                                          $2,073.9          $1,955.5        $3,997.3           $3,801.9
   Operating income                                   $  192.9          $  191.0        $  402.3           $  409.3
   Operating margin                                        9.3%              9.8%           10.1%              10.8%
   Percent increase in same store sales                      2%                0%              1%                 1%
   Stores in operation at end of period                                                    1,217              1,158

WINNERS

   Net sales                                          $  156.7          $  131.4        $  284.1           $  248.4
   Operating income                                   $   11.4          $   15.4        $   21.6           $   28.5
   Operating margin                                        7.3%             11.7%            7.6%              11.5%
   Percent increase in same store sales
     (local currency)                                        3%                8%              3%                10%
   Stores in operation at end of period
     Winners                                                                                 123                106
     HomeSense                                                                                 6                 --

T.K. MAXX

   Net sales                                          $  112.0          $   85.5        $  207.5           $  158.0
   Operating income (loss)                            $    3.0          $     .7        $    4.3           $   (1.0)
   Operating margin                                        2.7%               .8%            2.0%               (.6)%
   Percent increase in same store sales
     (local currency)                                        8%                9%              8%                 8%
   Stores in operation at end of period                                                       83                 64

HOMEGOODS

   Net sales                                          $  111.0          $   67.2        $  210.7           $  126.3
   Operating income (loss)                            $   (4.0)         $    (.4)       $   (3.9)          $     .6
   Operating margin                                       (3.6)%             (.6)%          (1.8)%               .5%
   Percent increase in same store sales                      5%                5%              4%                 7%
   Stores in operation at end of period                                                       99                 60

A.J. WRIGHT

   Net sales                                          $   34.0          $   18.6        $   59.0           $   31.7
   Operating (loss)                                   $   (3.0)         $   (3.6)          $(7.1)          $   (7.5)
   Operating margin                                       (8.8)%           (19.4)%         (12.0)%            (23.7)%
   Percent increase in same store sales                     18%               19%             20%                22%
   Stores in operation at end of period                                                       31                 19


Marmaxx sales for the periods ending July 28, 2001, were adversely affected by unseasonable weather in February, March and May in many areas of the United States. Sales for the last two months of the second quarter improved considerably with apparel categories gaining strength. Operating income was slightly ahead of last year for the second quarter and slightly less than last year for the six month period. Operating margins were less than last year in both periods. Marmaxx results reflect the lower-than-planned sales growth and higher store payroll costs.

Winners same store sales increases were below plan and reflect the adverse impact of unseasonably cool weather during several months of this year. In addition, during the second quarter Winners operating performance was affected by the negative margin impact of operating with higher-than-planned inventories. This factor and Winners lower-than-planned sales are the reason operating income and operating margins for the periods ending July 28, 2001, are less than the prior year periods.

HomeGoods same store sales have been aided by progress we have made in dealing with the distribution issues that adversely affected HomeGoods in the second half of last year. At the same time however, operating profits for the periods ending July 28, 2001, were negatively impacted by the increase in distribution costs and the cost incurred to move HomeGoods to a more liquid inventory position.

The strong sales performance at both T.K. Maxx and A.J. Wright led to an improvement in their operating income and margins as compared to the prior year.

FINANCIAL CONDITION

Cash flows from operating activities for the six months ended July 28, 2001 and July 29, 2000 reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements and new stores. The increase in net cash provided by operating activities for the six months ended July 28, 2001, as compared to the prior year, is primarily the result of a fresher and more liquid inventory position.

Investing activities relate primarily to our property additions which are higher than the comparable period last year due to our accelerated store roll-out program and investment in our distribution center network. Investing activities for the period ended July 29, 2000 included proceeds of $9.2 million from the sale of all of our shares of Manulife Financial received as part of its demutualization in 1999.

During the first six months of fiscal 2002 we repurchased 8.5 million shares at a total cost of $259.8 million as compared to the repurchase of 18.4 million shares at a cost of $346.7 million in the prior period. Since the inception of the $1 billion stock repurchase program, through July 28, 2001, we have repurchased 28.0 million shares at a total cost of $641.4 million.

Financing activities for the period ending July 28, 2001 includes the payment of $39 million of short-term debt outstanding at the end of the fiscal year ended January 27, 2001. Financing activities for the period ended July 28, 2001 also include proceeds of $347.6 million from the February 2001 issue of $517.5 million zero coupon convertible subordinated notes due 2021.

In July 2001, we renewed the $250 million, 364-day revolving credit agreement through July 5, 2002. Our $500 million, five-year revolving credit facility extends through September, 2002.

In October 1988, TJX completed the sale of its former Zayre Stores division to Ames Department Stores, Inc. In April 1990, Ames filed for protection under Chapter 11 of the Federal Bankruptcy Code and in December 1992, Ames emerged from bankruptcy under a plan of reorganization. On August 20, 2001, Ames filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code. TJX remains contingently liable on certain leases of the former Zayre stores still leased by Ames. We believe that any contingent liability for these leases will not have a material adverse effect on our financial condition, operating results or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We expect to implement SFAS No. 142 for our fiscal year beginning January 27, 2002 and are currently assessing the impact of the new standard.

PART II.      OTHER INFORMATION

Item 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Information with respect to matters voted on at the Annual Meeting of Stockholders on June 5, 2001 (during the period covered by this report) was provided in the Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

Item 6(a)     EXHIBITS

              10.1 The 1986 Stock Incentive Plan as amended through June 5, 2001, is filed herewith.

Item 6(b)     REPORTS ON FORM 8-K

              The Company did not file a current report on Form 8-K during the quarter ended July 28, 2001.

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




                                               THE TJX COMPANIES, INC.
                                               ---------------------------------
                                              (Registrant)



       Date:  September 11, 2001



                                               /s/ Donald G. Campbell
                                               ---------------------------------
                                               Donald G. Campbell, Executive
                                               Vice President - Finance, on
                                               behalf of The TJX Companies, Inc.
                                               and as Principal Financial and
                                               Accounting Officer of The TJX
                                               Companies, Inc.