Form 10-Q
period 2001-10-27
TJX COMPANIES INC /DE/
filed 2001-12-11
CIK 109198

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


For Quarter Ended October 27, 2001
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

The number of shares of Registrant's common stock outstanding as of November 24, 2001: 272,738,553

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                                    Thirteen Weeks Ended
                                                                ---------------------------
                                                                October 27,     October 28,
                                                                    2001            2000
                                                                -----------     -----------

Net sales                                                       $ 2,741,769     $ 2,461,411
                                                                -----------     -----------

Cost of sales, including buying and occupancy costs               2,059,996       1,807,748

Selling, general and administrative expenses                        431,721         385,666

Interest expense, net                                                 8,537           9,379
                                                                -----------     -----------

Income from continuing operations before
   provision for income taxes                                       241,515         258,618

Provision for income taxes                                           92,017         100,344
                                                                -----------     -----------

Income from continuing operations                                   149,498         158,274

Loss related to discontinued operations, net of income taxes        (40,000)             --
                                                                -----------     -----------

Net Income                                                      $   109,498     $   158,274
                                                                ===========     ===========

Earnings per share:

   Income from continuing operations:
     Basic                                                      $       .55     $       .56
     Diluted                                                    $       .54     $       .56

   Net income:
     Basic                                                      $       .40     $       .56
     Diluted                                                    $       .40     $       .56

Cash dividends declared per share                               $      .045     $       .04


The accompanying notes are an integral part of the financial statements.

                          PART I FINANCIAL INFORMATION
              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                                  Thirty-Nine Weeks Ended
                                                                ---------------------------
                                                                October 27,     October 28,
                                                                    2001            2000
                                                                -----------     -----------

Net sales                                                       $ 7,500,286     $ 6,827,701
                                                                -----------     -----------

Cost of sales, including buying and occupancy costs               5,641,316       5,064,086

Selling, general and administrative expenses                      1,218,434       1,088,097

Interest expense, net                                                18,441          17,206
                                                                -----------     -----------

Income from continuing operations before
   provision for income taxes                                       622,095         658,312

Provision for income taxes                                          237,018         255,425
                                                                -----------     -----------

Income from continuing operations                                   385,077         402,887

Loss related to discontinued operations, net of income taxes        (40,000)             --
                                                                -----------     -----------

Net Income                                                      $   345,077     $   402,887
                                                                ===========     ===========

Earnings per share:

   Income from continuing operations:
     Basic                                                      $      1.39     $      1.39
     Diluted                                                    $      1.38     $      1.38

   Net income:
     Basic                                                      $      1.25     $      1.39
     Diluted                                                    $      1.24     $      1.38

Cash dividends declared per share                               $      .135     $       .12


The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                  IN THOUSANDS


                                                        October 27,     January 27,     October 28,
                                                           2001            2001            2000
                                                        -----------     -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                            $    76,088     $   132,535     $    55,481
   Accounts receivable                                       94,130          61,845          70,719
   Merchandise inventories                                1,990,920       1,452,877       1,949,730
   Prepaid expenses and other current assets                 64,474          74,690          47,923
                                                        -----------     -----------     -----------
     Total current assets                                 2,225,612       1,721,947       2,123,853
                                                        -----------     -----------     -----------

Property at cost:
   Land and buildings                                       140,112         133,714         133,575
   Leasehold costs and improvements, including
     capitalized leases                                     840,657         704,011         684,499
   Furniture, fixtures and equipment                      1,157,646         984,848         935,536
                                                        -----------     -----------     -----------
                                                          2,138,415       1,822,573       1,753,610
   Less accumulated depreciation and amortization         1,044,901         914,590         875,348
                                                        -----------     -----------     -----------
                                                          1,093,514         907,983         878,262

Other assets                                                 73,528          69,976          93,802
Deferred income taxes, net                                   65,096          47,391          40,955
Goodwill and tradename, net of amortization                 180,576         184,986         186,411
                                                        -----------     -----------     -----------

TOTAL ASSETS                                            $ 3,638,326     $ 2,932,283     $ 3,323,283
                                                        ===========     ===========     ===========

LIABILITIES
Current liabilities:
   Current installments of long-term debt               $   351,285     $        73     $       155
   Short-term debt                                               --          39,000         311,000
   Accounts payable                                         882,631         645,672         881,224
   Accrued expenses and other current liabilities           493,973         501,822         437,805
   Federal and state income taxes payable                    71,321          42,192          88,633
                                                        -----------     -----------     -----------
     Total current liabilities                            1,799,210       1,228,759       1,718,817
                                                        -----------     -----------     -----------

Other long-term liabilities                                 234,381         165,440         188,029
Capital lease obligations                                    30,656              --              --

Long-term debt, exclusive of current installments           319,430         319,372         319,357
Commitments and contingencies                                    --              --              --

SHAREHOLDERS' EQUITY
Common stock, authorized 1,200,000,000 shares,
   par value $1, issued and outstanding 272,524,929;
   280,378,675 and 279,772,945 shares, respectively         272,525         280,379         279,773
Additional paid-in capital                                       --              --              --
Accumulated other comprehensive income (loss)                (3,253)         (3,288)         (1,929)
Retained earnings                                           985,377         941,621         819,236
                                                        -----------     -----------     -----------
     Total shareholders' equity                           1,254,649       1,218,712       1,097,080
                                                        -----------     -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 3,638,326     $ 2,932,283     $ 3,323,283
                                                        ===========     ===========     ===========


The accompanying notes are an integral part of the financial statements.

              THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS


                                                                             Thirty-Nine Weeks Ended
                                                                             -----------------------
                                                                             October 27,   October 28,
                                                                               2001          2000
                                                                             ---------     ---------
Cash flows from operating activities:
   Net income                                                                $ 345,077     $ 402,887
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Loss from discontinued operations                                        40,000            --
       Depreciation and amortization                                           152,386       130,985
       (Gain) on sale of other assets                                               --          (722)
       Property disposals                                                        2,441           861
       Tax benefit of employee stock options                                    21,125         1,052
       Changes in assets and liabilities:
         (Increase) in accounts receivable                                     (32,474)      (15,454)
         (Increase) in merchandise inventories                                (544,165)     (731,587)
         Decrease (increase) in deferred income taxes                            8,823       (17,901)
         Decrease (increase) in prepaid expenses and other current assets        9,976       (13,080)
         Increase in accounts payable                                          239,961       270,835
         (Decrease) increase in accrued expenses and other liabilities         (12,859)       26,346
         Increase in income taxes payable                                       29,132        45,907
         Other, net                                                               (375)       (5,190)
                                                                             ---------     ---------
Net cash provided by operating activities                                      259,048        94,939
                                                                             ---------     ---------

Cash flows from investing activities:
   Property additions                                                         (297,112)     (181,319)
   Issuance of note receivable                                                  (5,537)      (18,524)
   Proceeds from sale of other assets                                               --         9,183
                                                                             ---------     ---------
Net cash (used in) investing activities                                       (302,649)     (190,660)
                                                                             ---------     ---------

Cash flows from financing activities:
   Proceeds from current year borrowings of short-term debt, net                    --       311,000
   Payments on short-term debt outstanding from prior year                     (39,000)           --
   Proceeds from borrowing of long-term debt                                   347,579            --
   Payments on capital lease obligation                                           (697)           --
   Principal payments on long-term debt                                            (67)     (100,273)
   Cash payments for repurchase of common stock                               (326,876)     (400,355)
   Proceeds from sale and issuance of common stock, net                         40,544         4,051
   Cash dividends paid                                                         (36,022)      (33,496)
                                                                             ---------     ---------
Net cash (used in) financing activities                                        (14,539)     (219,073)
                                                                             ---------     ---------

Effect of exchange rate changes on cash                                          1,693        (1,484)
                                                                             ---------     ---------

Net (decrease) in cash and cash equivalents                                    (56,447)     (316,278)
Cash and cash equivalents at beginning of year                                 132,535       371,759
                                                                             ---------     ---------

Cash and cash equivalents at end of period                                   $  76,088     $  55,481
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

3.   TJX's cash payments for interest and income taxes are as follows:


                                                             Thirty-Nine Weeks Ended
                                                           --------------------------
                                                           October 27,    October 28,
                                                              2001           2000
                                                            --------       --------
                                                                  (In Thousands)
Cash paid for:
  Interest on debt                                          $ 14,342       $ 20,669
  Income taxes                                              $175,391       $225,558

     Effective June 1, 2001, TJX recorded a capital lease asset and a related capital lease obligation (non-cash transaction) of $32.6 million in connection with the lease of 283,000 square feet of additional office space in Framingham, Massachusetts.

4. On August 20, 2001, Ames Department Stores, Inc filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code. In 1988, TJX completed the sale of its former Zayre Stores division to Ames. Ames emerged from a prior bankruptcy under a plan of reorganization in 1992. TJX remains contingently liable on certain leases of the former Zayre stores still leased by Ames following the prior reorganization. TJX believes that its current reserve for discontinued operations is adequate to meet the costs it may incur with respect to the Ames bankruptcy and that its contingent liability for these leases will not have a material adverse effect on its financial condition, operating results or cash flows. TJX is not contingently liable with respect to substantially all of the leases for stores closed and leases rejected by Ames to date in its current reorganization.

     On November 7, 2001, House2Home, Inc. filed for a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and subsequently announced its intention to liquidate the business. House2Home (formerly known as Waban, Inc. and HomeBase, Inc.) was spun off by TJX, along with BJ's Wholesale Club in 1989. In 1997, House2Home spun-off BJ's Wholesale Club Inc. and BJ's Wholesale Club, Inc. agreed to indemnify TJX for all liabilities relating to the House2Home leases with respect to the period through January 31, 2003, and 50% of such liabilities thereafter. As a result of House2Home's filing, TJX recorded an estimated after-tax charge of $40 million (net of income taxes of $27 million), or $.14 per share, for the present value of the potential contingent lease obligations associated with up to 41 House2Home locations. The charge was recorded in the third quarter ending October 27, 2001 as a loss relating to discontinued operations. If TJX were liable on all 41 of the leases, the discounted present value after-tax cost, without reflecting any mitigating factors, would be $64.6 million, net of the indemnification by BJ's Wholesale Club, Inc. The number and cost of the lease obligations for which TJX may have liability may be reduced by lease terminations, expirations, subletting, assignments, buyouts, lease modifications and other actions. TJX believes that its reserve appropriately reflects these possible outcomes and that any contingent liability for these leases will not have a material adverse effect on its financial condition, operating results or cash flows.

     TJX is also contingently liable on certain leases of BJ's Wholesale Club, Inc. for which BJ's Wholesale Club, Inc. is primarily liable.

     The contingent lease obligations with respect to TJX's former Hit or Miss division, which filed for bankruptcy and liquidated, have been substantially resolved and TJX believes that its current reserve for discontinued operations is adequate to meet the costs it may incur in connection with Hit or Miss.

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

     TJX records all of its hedge contracts at fair value. The change in fair value of the contracts designated as a hedge of the net investment in foreign operations resulted in a net gain, which was credited to other comprehensive income to offset losses of the translation adjustment of its foreign operations. The remainder of TJX's hedge contracts were either designated as fair value hedges or hedge accounting was not elected. The change in fair value of these contracts, which is immaterial, is reflected in current period earnings.

6. TJX's comprehensive income for the periods ended October 27, 2001 and October 28, 2000 is presented below:


                                                       Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                    ---------------------------      -----------------------------
                                                    October 27,      October 28,     October 27,      October 28,
                                                       2001             2000             2001             2000
                                                    ---------        ---------        ---------        ---------
                                                       (Dollars in thousands)              (Dollars in thousands)

     Net income                                     $ 109,498        $ 158,274        $ 345,077        $ 402,887
     Other comprehensive income (loss):
       Cumulative effect of accounting
         change (SFAS 133)                                 --               --           (1,572)              --
       Loss due to foreign currency
         translation adjustments                       (1,435)          (5,566)          (3,786)         (14,433)
       Gain on net investment hedge contracts           1,143            5,580            5,142           13,804
       Amounts reclassified from other
         comprehensive income to net income                --               --              251              133
                                                    ---------        ---------        ---------        ---------
     Comprehensive income                           $ 109,206        $ 158,288        $ 345,112        $ 402,391
                                                    =========        =========        =========        =========

7.  The computation of basic and diluted earnings per share is as follows:


                                                                          Thirteen Weeks Ended
                                                                    -------------------------------
                                                                     October 27,        October 28,
                                                                        2001              2000
                                                                    ------------       ------------
                                                                          (Dollars in thousands)
                                                                       (except per share amounts)

Income from continuing operations                                   $    149,498       $    158,274
Net income                                                          $    109,498       $    158,274
Shares for basic and diluted earnings per share calculations:
  Average common shares outstanding for basic EPS                    273,384,485        280,987,221
  Dilutive effect of stock options and awards                          2,695,347          1,946,497
                                                                    ------------       ------------
Average common shares outstanding for diluted EPS                    276,079,832        282,933,718
                                                                    ============       ============

     Income from continuing operations:
       Basic earnings per share                                     $        .55       $        .56
       Diluted earnings per share                                   $        .54       $        .56

     Net income:
       Basic earnings per share                                     $        .40       $        .56
       Diluted earnings per share                                   $        .40       $        .56


                                                                         Thirty-Nine Weeks Ended
                                                                    -------------------------------
                                                                     October 27,        October 28,
                                                                       2001                2000
                                                                    ------------       ------------
                                                                          (Dollars in thousands)
                                                                       (except per share amounts)

Income from continuing operations                                   $    385,077       $    402,887
Net income                                                          $    345,077       $    402,887
Shares for basic and diluted earnings per share calculations:
  Average common shares outstanding for basic EPS                    276,310,351        290,051,195
Dilutive effect of stock options and awards                            2,828,658          1,860,134
                                                                    ------------       ------------
Average common shares outstanding for diluted EPS                    279,139,009        291,911,329
                                                                    ============       ============

Income from continuing operations:
  Basic earnings per share                                          $       1.39       $       1.39
  Diluted earnings per share                                        $       1.38       $       1.38

Net income:
  Basic earnings per share                                          $       1.25       $       1.39
  Diluted earnings per share                                        $       1.24       $       1.38

8. During the third quarter ended October 27, 2001, TJX repurchased 2.4 million shares of its common stock under its $1 billion stock repurchase program at a cost of $75.5 million. For the nine months ended October 27, 2001, TJX repurchased 10.9 million shares at a cost of $335.3 million. Since the inception of the $1 billion stock repurchase program through October 27, 2001, TJX repurchased 30.4 million shares at a cost of $716.9 million.

9. On February 13, 2001, TJX issued $517.5 million zero coupon convertible subordinated notes due February 2021 and raised gross proceeds of $347.6 million. The issue price of the notes represented a yield to maturity of 2% per year. The notes are convertible into 8.5 million shares of common stock if specified conditions are met. These conditions have not been met as of October 27, 2001 and thus the shares are excluded from the diluted earnings per share calculations. The holders of the notes have the right to require TJX to purchase the notes at the end of the first, third, sixth and twelfth year following the issuance date. As of October 27, 2001, TJX has classified the notes as current liabilities due to the February 2002 put option. If the holders exercise this option, TJX expects to fund the payment with cash, its short-term credit facility, new long-term borrowings or a combination thereof. Due to the February 2002 put option, the debt expense of approximately $8 million is being amortized over twelve months.

10. TJX evaluates the performance of its segments based on "operating income" which is defined as pre-tax income before general corporate expense, goodwill amortization and interest. Presented below is financial information on TJX's business segments.


                                               Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                          ------------------------------        ------------------------------
                                          October 27,        October 28,        October 27,        October 28,
                                              2001               2000               2001               2000
                                          -----------        -----------        -----------        -----------
Net sales:
  Marmaxx                                 $ 2,271,893        $ 2,107,248        $ 6,269,190        $ 5,909,129
  Winners *                                   179,797            161,019            463,881            409,417
  T.K. Maxx                                   126,307             96,239            333,818            254,225
  HomeGoods                                   125,181             77,038            335,836            203,325
  A.J. Wright                                  38,591             19,867             97,561             51,605
                                          -----------        -----------        -----------        -----------
                                          $ 2,741,769        $ 2,461,411        $ 7,500,286        $ 6,827,701
                                          ===========        ===========        ===========        ===========

Operating income (loss):
  Marmaxx                                 $   244,266        $   248,992        $   646,586        $   658,250
  Winners *                                    18,850             26,018             40,430             54,569
  T.K. Maxx                                     2,149              5,646              6,408              4,683
  HomeGoods                                     1,496              1,211             (2,392)             1,854
  A.J. Wright                                  (3,108)            (4,002)           (10,183)           (11,549)
                                          -----------        -----------        -----------        -----------
                                              263,653            277,865            680,849            707,807

General corporate expense                      12,950              9,216             38,358             30,332
Goodwill amortization                             651                652              1,955              1,957
Interest expense, net                           8,537              9,379             18,441             17,206
                                          -----------        -----------        -----------        -----------

Income from continuing operations
  before provision for income taxes       $   241,515        $   258,618        $   622,095        $   658,312
                                          ===========        ===========        ===========        ===========

* Includes the operating results of the new HomeSense stores which commenced operations in April 2001.

11. In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We will implement SFAS No. 142 for our fiscal year beginning January 27, 2002. As a result of the new standard TJX will no longer amortize its goodwill or the Marshalls tradename which has an indefinite life. This will increase annual net income by approximately $5 million, or $.02 per share.

     In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses how impairments and disposals of long-lived assets should be accounted for and expands the scope of discontinued operations. TJX expects to implement SFAS No. 144 for the fiscal year beginning January 27, 2002 and believes the impact of the new standard is immaterial.

12. Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                             Thirty-Nine Weeks Ended
                                October 27, 2001
                 Versus Thirty-Nine Weeks Ended October 28, 2000

All reference to earnings per share amounts are diluted earnings per share unless otherwise indicated.

Net sales for the third quarter of fiscal 2002 were $2,741.8 million, up 11% from $2,461.4 million last year. For the thirty-nine week period this year, net sales were $7,500.3 million, up 10% from $6,827.7 million for the same period last year. The increase in sales for both periods is attributable to the addition of new stores and an increase in same store sales. Consolidated same store sales increased 3% for the third quarter ended October 27, 2001 and increased 2% for the nine-month period.

Income from continuing operations for the third quarter was $149.5 million, or $.54 per share, versus $158.3 million, or $.56 per share last year. For the thirty-nine week period, income from continuing operations was $385.1 million, or $1.38 per share, versus $402.9 million, or $1.38 per share in the prior year. The thirteen weeks and thirty-nine weeks ended October 27, 2001, include an after-tax charge of $40 million, or $.14 per share, to discontinued operations for contingent lease obligations associated with House2Home, Inc. which was spun-off by TJX in 1989.

The following table sets forth operating results expressed as a percentage of net sales:


                                                                 Percentage of Net Sales
                                                      Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                                   -------------------------   -------------------------
                                                   October 27,   October 28,   October 27,   October 28,
                                                      2001          2000          2001          2000
                                                    ------        ------        ------        ------

Net sales                                            100.0%        100.0%        100.0%        100.0%
                                                    ------        ------        ------        ------

Cost of sales, including buying and occupancy
   costs                                              75.1          73.4          75.2          74.2
Selling, general and administrative expenses          15.7          15.7          16.2          15.9
Interest expense, net                                   .4            .4            .3            .3
                                                    ------        ------        ------        ------

Income from continuing operations
   before provision for income taxes                   8.8%         10.5%          8.3%          9.6%
                                                    ======        ======        ======        ======

Cost of sales including buying and occupancy costs, as a percentage of net sales, increased for both periods. The increase in this ratio for the periods ended October 27, 2001, is largely due to aggressive pricing on some merchandise categories in response to the fall-off in consumer confidence caused by the September 11 attacks, our normal rapid markdown policy and, to a lesser extent, higher distribution costs. This pricing strategy helped to drive sales for the quarter, but had an adverse impact on merchandise margins. On a year-to-date basis, the increase in this ratio also reflects the effect of less than planned growth in sales. We expect distribution costs to continue to increase in the short term due to increased investment in our distribution center network.

Selling, general and administrative expenses, as a percentage of net sales, increased for the nine month period from the prior year due to higher store payroll costs in the first half of this fiscal year, primarily at Marmaxx, as well as the effect of less than planned growth in sales. The increase in store payroll costs is due to higher labor costs.

Interest expense, net includes interest income of $2.0 million in the third quarter of the current year versus $.9 million of interest income in the third quarter last year. The thirty-nine weeks ended this year includes interest income of $11.7 million versus $9.1 million of interest income last year. The increase in gross interest expense, over the comparable periods last year, is due to the amortization of the debt discount and debt expenses relating to zero coupon convertible notes issued in February 2001 (see Note 9 of the Notes to Consolidated Financial Statements for more information).

Our effective income tax rate was 38.1% for both the three months and the nine months ended October 27, 2001 versus 38.8% for both the three months and nine months ended October 28, 2000. The reduction in the income tax rate is attributable to tax benefits associated with our United Kingdom operations.

The following is a summary of key operating statistics of our business segments:
(US dollars in millions)


                                                 Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                             ----------------------------    ---------------------------
                                             October 27,     October 28,     October 27,     October 28,
                                                2001            2000            2001            2000
                                              --------        --------        --------        --------
MARMAXX

   Net sales                                  $2,271.9        $2,107.2        $6,269.2        $5,909.1
   Operating income                           $  244.3        $  249.0        $  646.6        $  658.3
   Operating margin                               10.8%           11.8%           10.3%           11.1%
   Percent increase in same store sales              3%              3%              2%              2%
   Stores in operation at end of period                                          1,254           1,187

WINNERS

   Net sales                                  $  179.8        $  161.0        $  463.9        $  409.4
   Operating income                           $   18.9        $   26.0        $   40.4        $   54.6
   Operating margin                               10.5%           16.2%            8.7%           13.3%
   Percent increase in same store sales
     (local currency)                                3%              9%              3%             10%
   Stores in operation at end of period
     Winners                                                                       129             116
     HomeSense                                                                       7              --

T.K. MAXX

   Net sales                                  $  126.3        $   96.2        $  333.8        $  254.2
   Operating income                           $    2.1        $    5.6        $    6.4        $    4.7
   Operating margin                                1.7%            5.9%            1.9%            1.8%
   Percent increase in same store sales
     (local currency)                                0%             10%              5%              9%
   Stores in operation at end of period                                             99              72

                                                Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                             ---------------------------     ---------------------------
                                             October 27,     October 28,     October 27,     October 28,
                                                2001            2000            2001            2000
                                              -------         -------         -------         -------
HOMEGOODS

   Net sales                                  $ 125.2         $  77.0         $ 335.8         $ 203.3
   Operating income (loss)                    $   1.5         $   1.2         $  (2.4)        $   1.8
   Operating margin                               1.2%            1.6%            (.7)%            .9%
   Percent increase in same store sales             7%              0%              5%              5%
   Stores in operation at end of period                                           109              69

A.J. WRIGHT

   Net sales                                  $  38.6         $  19.9         $  97.6         $  51.6
   Operating (loss)                           $  (3.1)        $  (4.0)        $ (10.2)        $ (11.5)
   Operating margin                              (8.1)%         (20.1)%         (10.4)%         (22.4)%
   Percent increase in same store sales            18%             16%             19%             20%
   Stores in operation at end of period                                            40              22

Marmaxx same store sales met our expectations for the quarter, but operating income for the thirteen weeks ended October 27, 2001, was slightly below last year. Operating income was negatively impacted by the aggressive pricing we initiated after September 11 to spur customer traffic. The results for the thirty-nine weeks ended October 2001, also reflect the impact of lower than planned sales and higher store payroll costs in the first half of this year.

Winners same store sales increases were below plan and operating income was less than the comparable periods last year. This operating performance is primarily due to Winners inventory position being above desired levels and the related costs incurred in the second and third quarter to move to a more liquid inventory position. The sales results of the new HomeSense stores are above expectations. The HomeSense operating results are included with Winners, but are not material.

In the third quarter, T.K. Maxx same store sales were flat and operating income was below the prior year. Results at this division were negatively impacted in the third quarter due to inventory above desired levels. In addition, unusually warm weather in the U.K. and Ireland throughout much of October negatively affected results. Operating income for the thirty-nine weeks ended October 27, 2001 was ahead of last year reflecting this division's strong sales performance in the first six months of this year.

HomeGoods same store sales have been aided by progress we have made in dealing with the distribution issues that adversely affected HomeGoods in the second half of last year. At the same time however, operating profits for the periods ending October 27, 2001 were impacted by the increase in distribution costs. Operating income for the thirteen weeks ended October 2001 was slightly ahead of last year. The operating income for the thirty-nine week period reflects the cost HomeGoods incurred in the second quarter to move to a more liquid inventory position.

The strong sales performance at A.J. Wright led to an improvement in their operating income and margins as compared to the prior year.

Financial Condition

Cash flows from operating activities for the nine months ended October 27, 2001 and October 28, 2000 reflect increases in inventories and accounts payable that are primarily due to normal seasonal requirements and new stores. The increase in net cash provided by operating activities for the nine months ended October 27, 2001, as compared to the prior year, is primarily the result of a fresher and more liquid inventory position.

Investing activities relate primarily to our property additions which are higher than the comparable period last year due to our accelerated store roll-out program and investment in our distribution center network. Investing activities for the period ended October 28, 2000 included proceeds of $9.2 million from the sale of all of our shares of Manulife Financial received as part of its demutualization in 1999, and $18.5 million of advances we made under a construction loan agreement in connection with the expansion of our leased home office facility.

During the first nine months of fiscal 2002 we repurchased 10.9 million shares at a total cost of $335.3 million as compared to the repurchase of 20.7 million shares at a cost of $396.1 million in the same period last year. Since the inception of the $1 billion stock repurchase program, through October 27, 2001, we have repurchased 30.4 million shares at a total cost of $716.9 million.

Financing activities for the period ending October 27, 2001 include the payment of $39 million of short-term debt outstanding at the end of the fiscal year ended January 27, 2001. Financing activities for the period ended October 27, 2001 also include proceeds of $347.6 million from the February 2001 issuance of $517.5 million zero coupon convertible subordinated notes due 2021. The holders of the notes have the right to require us to purchase the notes at the end of the first, third, sixth and twelfth year following the issuance date. As of October 27, 2001, we have classified the notes as current liabilities due to the February 2002 put option. If the holders exercise this option, TJX expects to fund the payment with cash, our short-term credit facility, new long-term borrowings, or a combination thereof.

In July 2001, we renewed our $250 million, 364-day revolving credit agreement through July 5, 2002. Our $500 million, five-year revolving credit facility extends through September 2002.

On August 20, 2001, Ames Department Stores, Inc filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code. In 1988, we completed the sale of our former Zayre Stores division to Ames. Ames emerged from a prior bankruptcy under a plan of reorganization in 1992. TJX remains contingently liable on certain leases of the former Zayre stores still leased by Ames following the prior reorganization. We believe that our current reserve for discontinued operations is adequate to meet the costs we may incur with respect to the Ames bankruptcy and that any contingent liability for these leases will not have a material adverse effect on our financial condition, operating results or cash flows. TJX is not contingently liable with respect to substantially all of the leases for stores closed and leases rejected by Ames to date in its current reorganization.

On November 7, 2001, House2Home, Inc. filed for a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and subsequently announced its intention to liquidate the business. House2Home (formerly known as Waban, Inc. and HomeBase, Inc.) was spun off by TJX, along with BJ's Wholesale Club in 1989. In 1997, House2Home spun-off BJ's Wholesale Club Inc. and BJ's Wholesale Club, Inc. agreed to indemnify TJX for all liabilities relating to the House2Home leases with respect to the period through January 31, 2003, and 50% of such liabilities thereafter. As a result of House2Home's filing, TJX recorded an estimated after-tax charge of $40 million (net of income taxes of $27 million), or $.14 per share, for the present value of the potential contingent lease obligations associated with up to 41 House2Home locations. The charge was recorded in the third quarter ending October 27, 2001 as a loss relating to discontinued operations. If TJX were liable on all 41 of the leases, the discounted present value after-tax cost, without reflecting any mitigating factors, would be $64.6 million, net of the indemnification by BJ's Wholesale Club, Inc. The number and cost of the lease obligations for which TJX may have liability may be reduced by lease terminations, expirations, subletting, assignments, buyouts, lease modifications and other actions. We believe that our reserve appropriately reflects these possible outcomes and that any contingent liability for these leases will not have a material adverse effect on our financial condition, operating results or cash flows.

TJX is also contingently liable on certain leases of BJ's Wholesale Club, Inc. for which BJ's Wholesale Club, Inc. is primarily liable.

New Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We will implement SFAS No. 142 for our fiscal year beginning January 27, 2002. As a result of the new standard TJX will no longer amortize its goodwill or the Marshalls tradename which has an indefinite life. This will increase annual net income by approximately $5 million, or $.02 per share.

In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses how impairments and disposals of long-lived assets should be accounted for and expands the scope of discontinued operations. We expect to implement SFAS No. 144 for our fiscal year beginning January 27, 2002 and believe the impact of the new standard is immaterial.

Forward Looking Information

Certain statements contained in this report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions including affects of terrorist incidents and military actions and consumer demand and preferences; weather patterns in areas where we have concentrations of stores; competitive factors, including pressure from pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store and distribution center locations on suitable terms; recruiting quality sales associates; the availability, selection and purchasing of attractive merchandise on favorable terms; potential disruptions in supply and duties, tariffs and quotas on imported merchandise, as well as economic and political problems in countries from which merchandise is imported; currency and exchange rate factors in our foreign operations; expansion of our store base, development of new businesses and application of our off-price strategies in foreign countries; our acquisition and divestiture activities; our ultimate liability with respect to leases relating to discontinued operations including indemnification and other factors affecting or mitigating our liability; and other factors that are or may be described in the Company's filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II.      Other Information

Item 6(a)     Exhibits


Item 6(b)     Reports on Form 8-K

              The Company did not file a current report on Form 8-K during the quarter ended October 27, 2001.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               THE TJX COMPANIES, INC.
                               -------------------------------------------------
                               (Registrant)



Date:  December 11, 2001



                               /s/ Donald G. Campbell
                               -------------------------------------------------
                               Donald G. Campbell, Executive Vice President - Finance, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.