Form 10-K
period 2002-01-26
TJX COMPANIES INC /DE/
filed 2002-04-24
CIK 109198

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
or
Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	Commission file number

January 26, 2002	1-4908

The TJX Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2207613

(State or other jurisdiction of	(IRS Employer

incorporation or organization)	Identification No.)

770 Cochituate Road

Framingham, Massachusetts	01701

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 390-1000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange

Title of each class	on which registered

Common Stock, par value $1.00	New York Stock Exchange

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
YES      NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 30, 2002 was $10,768,607,519.

         There were 270,023,652 shares of the Registrant’s Common Stock, $1 par value, outstanding as of March 30, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended January 26, 2002 (certain parts as indicated herein) (Parts I and II).

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2002 (Part III).

PART I
ITEM 1. Business
T.J. MAXX AND MARSHALLS
WINNERS
T.K. MAXX
HOMEGOODS
A.J. WRIGHT
EMPLOYEES
COMPETITION
CREDIT
BUYING AND DISTRIBUTION
SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 4A. Executive Officers of the Registrant
PART II
ITEM 5. Market for the Registrant’s Common Stock and Related Security Holder Matters
ITEM 6. Selected Financial Data
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
ITEM 8. Financial Statements and Supplementary Data
ITEM 9. Disagreements on Accounting and Financial Disclosure
PART III
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions
PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CONSENT OF INDEPENDENT ACCOUNTANTS
Ex-10.1 5 Year Revolving Credit Agreement
Ex-10.2 364 Day Revolving Credit Agreement
Ex-10.5 Amend. & Restated Employment Agmnt-Lesser
Ex-10.8 Amend. & Restated Employment Agmnt-Barron
Ex-13 Portions of Annual Report to Stockholders
Ex-21 Subsidiaries
Ex-24 Power of Attorney

PART I

ITEM 1. Business

         We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. We have positioned ourselves as a synergistic group of off-price businesses and have expanded our off-price concept to new geographic areas, new product lines and new demographic markets.

         We offer off-price family apparel and home fashions through our T.J. Maxx, Marshalls and A.J. Wright chains in the United States, our Winners chain in Canada and our T.K. Maxx chain in the United Kingdom and Ireland. We also operate HomeGoods in the United States, a chain that focuses exclusively on off-price home fashions, and we launched a Canadian home fashions chain called HomeSense in fiscal 2002. The target customer for all of our chains, except A.J. Wright, is the middle to upper-middle income shopper with the same profile as a department or specialty store customer. A.J. Wright targets a more moderate income customer.

         Our mission is to deliver an exciting, fresh and rapidly changing assortment of brand-name merchandise at excellent values to our customers. We define value as the combination of quality, fashion and price. With approximately 300 buyers worldwide and over 9,000 vendors, we believe we are well positioned to accomplish this goal. Our key strengths include:

•     expertise in off-price buying;

•     substantial buying power;

•     relationships with many manufacturers and other merchandise suppliers; and

•     off-price inventory management systems and distribution networks.

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

         During the fiscal year ended January 26, 2002, we derived 88.9% of our sales from the United States (30.9% from the Northeast, 16.4% from the Midwest, 27.7% from the South, 1.0% from the Central Plains, 12.9% from the West), 6.2% from Canada and 4.9% from Europe (primarily the United Kingdom).

         Unless otherwise indicated, all store information is as of January 26, 2002. All references to store square footage are to gross square feet. Fiscal 2001 means the fiscal year ended January 27, 2001, fiscal 2002 means the fiscal year ended January 26, 2002 and fiscal 2003 means the fiscal year ending January 25, 2003. Our business is subject to seasonal influences, which causes us generally to realize higher levels of sales and income in the second half of the year. This is common in the apparel retail business. We are incorporating by reference our segment information from pages 36 and 37 of the Annual Report under the caption “Segment Information.”

T.J. MAXX AND MARSHALLS

         T.J. Maxx is the largest off-price retailer in the United States, with 687 stores in 47 states. Marshalls is the second-largest off-price retailer in the United States, with 568 stores in 40 states as well as 14 stores in Puerto Rico. We maintain the separate identities of the T.J. Maxx and Marshalls stores through merchandising, marketing and store appearance. This encourages our customers to shop at both chains.

         T.J. Maxx and Marshalls sell quality brand name merchandise at prices generally 20%-60% below department and specialty store regular prices. Both chains offer family apparel, accessories, giftware and domestics. T.J. Maxx also offers women’s shoes and fine jewelry, while Marshalls also offers a full-line shoe department and a larger men’s department. T.J. Maxx and Marshalls primarily target female customers who have families with middle to upper-middle incomes and who generally fit the profile of a department or specialty store shopper.

         T.J. Maxx and Marshalls operate with a common buying and merchandising organization and have consolidated administrative functions, including finance, real estate, human resources and systems. The combined organization, known as The Marmaxx Group, offers us increased leverage to purchase merchandise at favorable prices and allows us to operate with a lower cost structure. These advantages are key to our ability to sell quality, brand name merchandise at substantial discounts from department and specialty store regular prices.

         T.J. Maxx and Marshalls stores are generally located in suburban community shopping centers. T.J. Maxx stores average approximately 30,000 square feet. Marshalls stores average approximately 31,000 square feet. We currently expect to add a net of 75 stores in fiscal 2003. Ultimately, we believe that T.J. Maxx and Marshalls together can operate approximately 1,800 stores in the United States and Puerto Rico.

WINNERS

         Winners is the leading off-price retailer in Canada, offering off-price designer and brand name women’s apparel and shoes, lingerie, accessories, domestics, giftware, menswear and children’s clothing. We currently operate a total of 131 Winners stores which average approximately 28,000 square feet. Beginning in fiscal 2001, selected stores added fine jewelry departments. We expect to add 14 Winners stores in fiscal 2003. Ultimately, we believe the Canadian market can support approximately 180 Winners stores.

         Winners opened our first seven HomeSense stores, in Canada, in fiscal 2002. Like our HomeGoods chain, HomeSense offers home fashions. HomeSense stores average approximately 23,000 square feet. We currently expect to add 8 stores in fiscal 2003. We believe that Canada could support 60 to 80 HomeSense stores in the long-term.

T.K. MAXX

         T.K. Maxx is the only major off-price retailer in any European country. T.K. Maxx utilizes the same off-price strategies employed by T.J. Maxx, Marshalls and Winners and offers the same type of merchandise. We currently operate 101 T.K. Maxx stores in the United Kingdom and Ireland. T.K. Maxx stores average approximately 26,000 square feet. T.K. Maxx opened 30 stores in the United Kingdom and Ireland in fiscal 2002. We currently expect to add a total of 25 stores in these countries in fiscal 2003. We believe that the U.K. and Ireland can support approximately 250 stores in the long-term. We also continue to see the European continent as a viable longer-term growth opportunity for T.K. Maxx that could ultimately support as many as 300 additional stores.

HOMEGOODS

         HomeGoods was the first off-price retail chain to focus exclusively on the home fashions market. HomeGoods offers a broad array of giftware, accent furniture, lamps, rugs, accessories and seasonal merchandise for the home. Many of the HomeGoods stores are stand-alone stores; however we also combine HomeGoods stores with a T.J. Maxx or Marshalls store in a superstore format that we call T.J. Maxx ‘N More or Marshalls Mega-Store. Stand-alone HomeGoods stores average approximately 29,000 square feet. In superstores, which average approximately 53,000 square feet, we dedicate an average of 21,000 square feet to HomeGoods. The 112 stores open at year end include 71 stand-alone stores and 41 superstores. In fiscal 2003, we anticipate adding a net of 32 HomeGoods stores, including superstores. We believe that the U.S. market could support approximately 500 freestanding HomeGoods stores and 150 superstores in the long-term.

A.J. WRIGHT

         A.J. Wright, a relatively young chain launched in fiscal 1999, brings our off-price concept to a different demographic customer, the moderate income shopper. A.J. Wright stores offer branded family apparel, accessories, shoes, domestics, giftware and special situation purchases. A.J. Wright stores average approximately 26,000 square feet. We opened 20 A.J. Wright stores in fiscal 2002 and operated 45 stores at fiscal year end. We currently expect to open 30 A.J. Wright stores in fiscal 2003. We believe this developing business offers us the long-term opportunity to open over 1,000 A.J. Wright stores throughout the United States.

         We operated stores in the following locations as of January 26, 2002:

	T.J. Maxx	Marshalls	HomeGoods	A.J.Wright
Alabama	12	5	-	-

Arizona	9	6	1	-

Arkansas	6	-	-	-

California	53	77	5	-

Colorado	10	6	-	-

Connecticut	24	21	8	3

Delaware	3	3	-	-

District of Columbia	1	-	-	-

Florida	51	47	12	-

Georgia	28	22	4	-

Idaho	1	-	-	-

Illinois	35	36	7	-

Indiana	10	5	-	3

Iowa	4	1	-	-

Kansas	4	3	-	-

Kentucky	10	3	3	-

Louisiana	6	6	-	-

Maine	5	1	2	1

Maryland	9	16	3	3

Massachusetts	44	41	15	11

Michigan	30	13	4	5

Minnesota	12	10	2	-

Mississippi	5	2	-	-

Missouri	10	7	-	-

Montana	1	-	-	-

Nebraska	2	1	-	-

Nevada	4	5	-	-

New Hampshire	11	7	3	-

New Jersey	19	33	8	1

New Mexico	3	2	-	-

New York	41	41	8	3

North Carolina	20	15	2	-

North Dakota	3	-	-	-

Ohio	34	13	7	6

Oklahoma	3	1	-	-

Oregon	5	3	-	-

Pennsylvania	37	23	3	3

Puerto Rico	-	14	2	-

Rhode Island	5	4	2	2

South Carolina	11	8	2	-

South Dakota	1	-	-	-

Tennessee	18	9	1	-

Texas	31	41	-	-

Utah	6	-	-	-

Vermont	2	-	1	-

Virginia	25	20	2	4

Washington	10	5	-	-

West Virginia	1	1	1	-

Wisconsin	12	5	4	-

Total Stores	687	582	112	45

Winners operated 131 stores in Canada: 18 in Alberta, 4 in Manitoba, 62 in Ontario, 21 in Quebec, 3 in Nova Scotia, 2 in Saskatchewan, 16 in British Columbia, 3 in New Brunswick, 1 in Newfoundland and 1 on Prince Edward Island.

HomeSense operated 7 stores in Canada, all in the province of Ontario.

T.K. Maxx operated 98 stores in the United Kingdom and 3 stores in the Republic of Ireland.

The HomeGoods store locations include the HomeGoods portion of a T.J. Maxx ‘N More or a Marshalls Mega-Store.

EMPLOYEES

         At January 26, 2002, we had approximately 89,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees during the peak back-to-school and holiday seasons.

COMPETITION

         The retail apparel and home fashion business is highly competitive. Our customers focus upon fashion, quality, price, merchandise selection and freshness, brand name recognition and, to a lesser degree, store location. We primarily compete with local, regional and national department stores, specialty stores and off-price chains. We also compete to some degree with any retailer that sells apparel and home fashions in stores, through catalogues or over the internet. In addition, we purchase much of our inventory opportunistically and compete for that merchandise with other national and regional off-price apparel and outlet stores.

CREDIT

         Our stores operate primarily on a cash-and-carry basis. Each chain accepts credit sales through programs offered by banks and others.

BUYING AND DISTRIBUTION

         We operate a centralized buying organization that services both the T.J. Maxx and Marshalls chains while each of our other chains has its own centralized buying organization. All of our chains are serviced through their own distribution networks.

SAFE HARBOR STATEMENTS UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Various statements made in this annual report, including some of the statements made under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements:

•	general economic conditions including effects of terrorist incidents and military actions and consumer demand and preferences;

•	weather patterns in areas where we have concentrations of stores;

•	competitive factors, including pressure from pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store and distribution center locations on suitable terms; recruiting quality sales associates; the availability, selection and purchasing of attractive merchandise on favorable terms; our ability to effectively manage inventory levels, potential disruptions in supply and duties, tariffs and quotas on imported merchandise, as well as economic and political problems in countries from which merchandise is imported;

•	currency and exchange rate factors in our foreign operations;

•	expansion of our store base, development of new businesses and application of our off-price strategies in foreign countries; our acquisition and divestiture activities;

•	our ultimate liability with respect to leases relating to discontinued operations including indemnification and other factors affecting or mitigating our liability.

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

         The following is a summary of our primary distribution centers and administration office locations as of January 26, 2002. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied:

Distribution Centers

T.J. Maxx	Worcester, Massachusetts	(500,000 s.f. — owned)
	Evansville, Indiana	(983,000 s.f. — owned)
	Las Vegas, Nevada	(713,000 s.f. shared with
	Charlotte, North Carolina	Marshalls — owned) (600,000 s.f. — owned)

Marshalls	Decatur, Georgia	(780,000 s.f. — owned and 189,000 s.f. — leased)
	Woburn, Massachusetts	(560,000 s.f. — leased)
	Bridgewater, Virginia	(672,000 s.f. — leased)
	Philadelphia, Pennsylvania	(1,001,000 s.f. – leased)

Winners and HomeSense	Brampton, Ontario Mississauga, Ontario	(506,000 s.f. — leased) (329,000 s.f. — leased)

HomeGoods	Mansfield, Massachusetts Brownsburg, Indiana	(343,000 s.f. — leased) (805,000 s.f. – owned)

T.K. Maxx	Milton Keynes, England Wakefield, England Stoke, England Rochdale, England	(108,000 s.f. — leased) (175,000 s.f. — leased) (261,000 s.f. — leased) ( 84,000 s.f. — leased)

A.J. Wright	Fall River, Massachusetts	(301,000 s.f. — owned)

Office Space

TJX, T.J. Maxx, Marshalls, HomeGoods, A.J. Wright	Framingham, Massachusetts	(1,082,000 s.f. — leased in several buildings)

Winners and HomeSense	Mississauga, Ontario	(91,000 s.f. — leased)

T.K. Maxx	Watford, England	(55,000 s.f. — leased)

The table below indicates the approximate average store size as well as the gross square footage of stores and distribution centers, by division, as of January 26, 2002.

		Total Square Feet

		(In Thousands)
	Average		Distribution
	Store Size	Stores	Centers

T.J. Maxx	30,000	20,307	2,796

Marshalls	31,000	18,083	3,202

Winners(1)	28,000	3,671	835

HomeSense	23,000	159	—

HomeGoods(2)	26,000	2,918	1,148

T.K. Maxx	26,000	2,671	628

A.J. Wright	26,000	1,180	301

Total		48,989	8,910

(1)	Distribution centers currently services both Winners and HomeSense stores.

(2)	A HomeGoods stand-alone store averages 29,000 square feet, while the HomeGoods portion of a superstore format averages 21,000 square feet.

ITEM 3.	Legal Proceedings

TJX is a defendant in four lawsuits pending in the California Superior Court, each seeking certification as a class action. The actions collectively allege that all exempt managers in T.J. Maxx, Marshalls and HomeGoods stores in California, including store managers and assistant store managers, were improperly classified as exempt from California overtime laws and seek recovery of overtime pay allegedly owed, penalties, punitive damages and injunctive relief. TJX believes that its managers are and were properly classified and does not believe that the outcome of this litigation will have any material adverse affect on its financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of TJX’s security holders during the fourth quarter of fiscal 2002.

ITEM 4A.	Executive Officers of the Registrant

		Office and Employment
Name	Age	During Last Five Years

Arnold Barron	54	Executive Vice President, Chief Operating Officer of The Marmaxx Group since 2000. Senior Vice President, Group Executive of TJX from 1996 to 2000. Senior Vice President, General Merchandise Manager of the T.J. Maxx Division from 1993 to 1996; Senior Vice President, Director of Stores, 1984 to 1993; various store operation positions with TJX, 1979 to 1984.

		Office and Employment
Name	Age	During Last Five Years

Bernard Cammarata	62	Chairman of the Board since 1999 and Chief Executive Officer of TJX from 1989 to 2000. President of TJX 1989 to 1999 and Chairman of TJX’s T.J. Maxx Division from 1986 to 1995 and of The Marmaxx Group from 1995 to 2000. Executive Vice President of TJX from 1986 to 1989; President, Chief Executive Officer and a Director of TJX’s former TJX subsidiary from 1987 to 1989 and President of TJX’s T.J. Maxx Division from 1976 to 1986.

Donald G. Campbell	50	Executive Vice President — Finance since 1996 and Chief Financial Officer of TJX since 1989. Senior Vice President — Finance, from 1989 to 1996. Senior Financial Executive of TJX, 1988 to 1989; Senior Vice President — Finance and Administration, Zayre Stores Division, 1987 to 1988; Vice President and Corporate Controller of TJX, 1985 to 1987; various financial positions with TJX, 1973 to 1985.

Edmond J. English	49	Chief Executive Officer of TJX since 2000 and President and Director of TJX since 1999. Chairman of The Marmaxx Group from 2000 to 2001. Chief Operating Officer from 1999 to 2000, Senior Vice President and Group Executive from 1998 to 1999; Executive Vice President, Merchandising, Planning and Allocation of The Marmaxx Group from 1997 to 1998; Senior Vice President, Merchandising from 1995 to 1997; Vice President, Senior Merchandise Manager of the T.J. Maxx Division from 1991 to 1995; and has held various merchandising positions with TJX, from 1983 to 1991.

Peter A. Maich	54	Executive Vice President, Group Executive of TJX since 2000. Executive Vice President, Merchandising, The Marmaxx Group from 1996 to 2000; President of the T.J. Maxx Division, 1994 to 1996; various senior merchandising and operations positions at T.J. Maxx from 1985 to 1994.

Carol Meyrowitz	47	Executive Vice President of TJX and President of The Marmaxx Group since 2001. Executive Vice President, Merchandising, The Marmaxx Group 2000 to 2001 and Senior Vice President, Merchandising 1999 to 2000. Executive Vice President, Merchandising, Chadwick’s of Boston, Ltd. from 1996 to 1999; Senior Vice President, Merchandising from 1991 to 1996 and Vice President, Merchandising from 1989 to 1991. Vice President, Division Merchandise Manager, Hit or Miss from 1987 to 1989.

Alex Smith	49	Executive Vice President, Group Executive, International, of TJX since 2001. Managing Director of T.K. Maxx from 1995 to 2001. Managing Director of Lane Crawford from 1994 to 1995. Managing Director of Owen Owen plc from 1990 to 1993 and Merchandise Director from 1987 to 1990.

         All officers hold office until the next annual meeting of the Board in June 2002 and until their successors are elected, or appointed, and qualified.

PART II

ITEM 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters

The information required by this Item is incorporated by reference from page 48 of the Annual Report, under the caption “Price Range of Common Stock,” and from inside the back-cover of the Annual Report, under the caption “Shareholder Information.”

ITEM 6.	Selected Financial Data

The information required by this Item is incorporated by reference from page 17 of the Annual Report, under the caption “Selected Financial Data.”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference from pages 40 through 48 of the Annual Report, under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

TJX is exposed to foreign currency exchange rate risk on its investment in its Canadian (Winners Merchants, Inc.) and European (T.K. Maxx) operations. As more fully described in the notes to the consolidated financial statements, we hedge a significant portion of our net investment and certain merchandise commitments in these operations with derivative financial instruments. TJX enters into derivative contracts only when there is an underlying economic exposure. TJX utilizes currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures, most of which are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 26, 2002 the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

TJX’s cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by the Company. TJX generally does not use derivative instruments to offset the exposure to changes in interest rates on these items. Instead, TJX believes that the use of primarily fixed rate debt minimizes exposure to market conditions and the ensuing increases and decreases that could arise with variable rate financing.

TJX has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year. As of January 26, 2002, the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8.	Financial Statements and Supplementary Data

The information required by this Item and not filed with this report as Financial Statement Schedules is incorporated by reference from pages 18 through 38 of the Annual Report, under the captions; “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” and “Notes to Consolidated Financial Statements.”

ITEM 9.	Disagreements on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 26, 2002. The information required by this Item and not given in Item 4A, under the caption “Executive Officers of the Registrant,” is incorporated by reference from pages 2 through 4 of the Proxy Statement, under the caption “Election of Directors.”

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference from pages 9 through 16 of the Proxy Statement, under the caption “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from pages 7 through 8 of the Proxy Statement, under the caption “Beneficial Ownership.”

ITEM 13.	Certain Relationships and Related Transactions

Not Applicable.

PART IV

ITEM 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statement Schedules
The Financial Statements filed as part of this report are listed and indexed at Page F-1.

(b) Reports on Form 8-K

TJX did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2002.

(c) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the
              Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of
1934, as amended.

Exhibit
No.	Description of Exhibit

3(i).1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999.

3(ii).1	The by-laws of TJX, as amended, are incorporated herein by reference to Exhibit 99.2 to the Form 8-A/A filed September 9, 1999.

4.1	Indenture between TJX and The Bank of New York dated as of February 13, 2001, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on May 9, 2001.

4.2	Registration Rights Agreement dated as of February 7, 2001 between TJX and Merrill Lynch & Co., incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-3 filed on May 9, 2001.

Each other instrument relates to securities the total amount of which does not exceed 10% of the total assets of TJX and its subsidiaries on a consolidated basis. TJX agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

10.1	Five-Year Revolving Credit Agreement dated as of March 26, 2002 among the financial institutions as lenders, Bank One, NA, Fleet National Bank, The Bank of New York, Bank of America, N.A. and JP Morgan Chase Bank, as co-agents, and TJX is filed herewith.

10.2	364-day Revolving Credit Agreement dated as of March 26, 2002 among the financial institutions as lenders, Bank One, NA, Fleet National Bank, The Bank of New York, Bank of America, N.A. and JP Morgan Chase Bank, as co-agents, and TJX is filed herewith.

10.3	The Employment Agreement dated as of April 17, 2000 between Edmond J. English and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 29, 2000. *

10.4	The Employment Agreement dated as of April 17, 2000 between Bernard Cammarata and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended April 29, 2000. *

10.5	The Amended and Restated Employment Agreement dated as of January 31, 1998 with Richard Lesser is incorporated herein by reference to Exhibit 10.3 to the Form 10-K

Exhibit
No.	Description of Exhibit

filed for the fiscal year ended January 31, 1998. The Amendment to the Employment Agreement dated as of December 6, 2001 is filed herewith. *

10.6	The Amended and Restated Employment Agreement dated as of January 28, 2001 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended April 28, 2001.*

10.7	The Employment Agreement and the Change of Control Severance Agreement dated as of January 28, 2001 with Carol Meyrowitz are incorporated herein by reference to Exhibit 10.1 and 10.2 to the Form 10-Q filed for the quarter ended April 28, 2001. *

10.8	The Employment Agreement dated as of January 31, 2000 with Arnold Barron is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 28, 2000. The amendment to the Employment Agreement dated August 30, 2001 is filed herewith. *

10.9	The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997. *

10.10	The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.11	The Stock Incentive Plan, as amended through June 5, 2001, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 28, 2001.*

10.12	The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997. *

10.13	The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The related Second Amendment, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. *

10.14	The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. *

10.15	The Executive Savings Plan and related Amendments No. 1 and No. 2, effective as of October 1, 1998, is incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the fiscal year ended January 30, 1999. *

10.16	The Deferred Stock Plan for Non-Employee Directors effective January 1, 1998 is incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 31, 1998. *

10.17	The Agreement and the Form of the related Split Dollar Agreements dated October 28, 1999 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1999.*

Exhibit
No.	Description of Exhibit

10.18	The Agreement and the Form of the related Split Dollar Agreements dated February 29, 2000 between TJX and Richard Lesser are incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the fiscal year ended January 29, 2000. *

10.19	The form of Indemnification Agreement between TJX and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

10.20	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.21	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.22	The Trust Agreement for Executive Savings Plan dated as of October 6, 1998 between TJX and Fleet Financial Bank is incorporated herein by reference to Exhibit 10.21 to the Form 10-K filed for the fiscal year ended January 29, 2000. *

10.23	The Distribution Agreement dated as of May 1, 1989 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to TJX’s Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.

10.24	The Indemnification Agreement dated as of April 18, 1997 by and between TJX and BJ’s Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.

13	Annual Report to Security Holders:

Portions of the Annual Report to Stockholders for the fiscal year ended January 26, 2002 are filed herewith.

21	Subsidiaries:

A list of the Registrant’s subsidiaries is filed herewith.

23	Consents of Experts and Counsel:

The Consent of PricewaterhouseCoopers LLP is contained on Page F-2 of the Financial Statements filed herewith.

24	Power of Attorney:

The Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

Dated: April 24, 2002

/s/ DONALD G. CAMPBELL Donald G. Campbell Executive Vice President — Finance

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ EDMOND J. ENGLISH		/s/ DONALD G. CAMPBELL

Edmond J. English, President and Principal Executive Officer and Director		Donald G. Campbell, Executive Vice President — Finance, Principal Financial and Accounting Officer

DAVID A. BRANDON*		RICHARD LESSER*

David A. Brandon, Director		Richard Lesser, Director

BERNARD CAMMARATA*		JOHN F. O’BRIEN*

Bernard Cammarata, Director		John F. O’Brien, Director

GARY L. CRITTENDEN*		ROBERT F. SHAPIRO*

Gary L. Crittenden, Director		Robert F. Shapiro, Director

GAIL DEEGAN*		WILLOW B. SHIRE*

Gail Deegan, Director		Willow B. Shire, Director

DENNIS F. HIGHTOWER*		FLETCHER H. WILEY*

Dennis F. Hightower, Director		Fletcher H. Wiley, Director

	*By	/s/ DONALD G. CAMPBELL

Donald G. Campbell

Dated: April 24, 2002		as attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

THE TJX COMPANIES, INC.

FORM 10-K

ANNUAL REPORT

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended
January 26, 2002, January 27, 2001
and January 29, 2000

THE TJX COMPANIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended January 26, 2002, January 27, 2001 and
January 29, 2000

Report of Independent Accountants	39*

Consent of Independent Accountants	F-2

Selected Quarterly Financial Data (Unaudited)	48*

Consolidated Financial Statements:

Consolidated Statements of Income for the fiscal years ended January 26, 2002, January 27, 2001 and January 29, 2000	18*

Consolidated Balance Sheets as of January 26, 2002 and January 27, 2001	19*

Consolidated Statements of Cash Flows for the fiscal years ended January 26, 2002, January 27, 2001 and January 29, 2000	20*

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 26, 2002, January 27, 2001 and January 29, 2000	21*

Notes to Consolidated Financial Statements	22-38*

*	Refers to page numbers in TJX’s Annual Report to Stockholders for the fiscal year ended January 26, 2002, certain portions of which pages are incorporated by reference in Part II, Item 8 of this report as indicated.

F-1

CONSENT OF INDEPENDENT ACCOUNTANTS

         We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Nos. 333-5501 and 333-60540) and on Forms S-8 (Nos. 333-63293, 33-49747, and 333-35073) of The TJX Companies, Inc. of our report dated February 26, 2002, except as to the stock split and the new credit facilities described in Note P which is as of April 10, 2002, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

Boston, Massachusetts

April 24, 2002	PricewaterhouseCoopers LLP

F-2

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.1	Five-Year Revolving Credit Agreement dated as of March 26, 2002 among the financial institutions as lenders, Bank One, NA, Fleet National Bank, The Bank of New York, Bank of America, N.A. and JP Morgan Chase Bank, as co-agents, and TJX is filed herewith.

10.2	364-day Revolving Credit Agreement dated as of March 26, 2002 among the financial institutions as lenders, Bank One, NA, Fleet National Bank, The Bank of New York, Bank of America, N.A. and JP Morgan Chase Bank, as co-agents, and TJX is filed herewith

10.5	The Amended and Restated Employment Agreement dated as of January 31, 1998 with Richard Lesser is incorporated herein by reference to Exhibit 10.3 to the Form 10-K filed for the fiscal year ended January 31, 1998. The Amendment to the Employment Agreement dated as of December 6, 2001 is filed herewith. *

10.8	The Employment Agreement dated as of January 31, 2000 with Arnold Barron is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 28, 2000. The amendment to the Employment Agreement dated August 30, 2001 is filed herewith. *

13	Portions of the Annual Report to Stockholders for the fiscal year ended January 26, 2002 are filed herewith.

21	A list of the Registrant’s subsidiaries is filed herewith.

23	The Consent of PricewaterhouseCoopers LLP is contained on Page F-2 of the Financial Statements filed herewith.

24	The Power of Attorney given by the Directors and certain Executive Officers of the Company is filed herewith.