Form 10-Q
period 2002-04-27
TJX COMPANIES INC /DE/
filed 2002-06-11
CIK 109198

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

[X] Quarterly Report under Section 13 and 15(d)
Of the Securities Exchange Act of 1934
Or
[ ] Transition Report Pursuant to Section 13 and 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended April 27, 2002
Commission file number 1-4908

The TJX Companies, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	04-2207613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Cochituate Road	01701
Framingham, Massachusetts (Address of principal executive offices)	(Zip Code)

(508) 390-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                                                                              —     —

The number of shares of Registrant’s common stock outstanding as of May 25, 2002: 539,760,651

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME

(UNAUDITED)
DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended

	April 27,	April 28,
	2002	2001

Net sales	$2,665,687	$2,270,895

Cost of sales, including buying and occupancy costs	1,988,830	1,686,616
Selling, general and administrative expenses	433,016	380,271
Interest expense, net	6,194	4,216

Income before provision for income taxes	237,647	199,792
Provision for income taxes	90,544	76,121

Net income	$147,103	$123,671

Earnings per share:
Net income:
Basic	$.27	$.22
Diluted	$.27	$.22
Cash dividends declared per share	$.03	$.0225

     The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS

(UNAUDITED)
IN THOUSANDS

	April 27,	January 26,	April 28,
	2002	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$516,859	$492,776	$304,687
Accounts receivable, net	80,434	69,209	73,638
Merchandise inventories	1,528,766	1,456,976	1,642,749
Prepaid expenses and other current assets	129,299	84,962	104,009
Current deferred income taxes, net	12,714	12,003	43,997

Total current assets	2,268,072	2,115,926	2,169,080

Property at cost:
Land and buildings	153,202	144,958	137,260
Leasehold costs and improvements	911,803	880,791	726,909
Furniture, fixtures and equipment	1,250,011	1,210,366	1,018,565

	2,315,016	2,236,115	1,882,734
Less accumulated depreciation and amortization	1,125,088	1,076,196	957,135

	1,189,928	1,159,919	925,599

Property under capital lease, net of accumulated amortization of $2,047 and $1,489, respectively	30,525	31,083	—
Other assets	81,080	83,139	70,693
Non-current deferred income taxes, net	23,401	26,575	4,453
Goodwill and tradename, net of amortization	179,141	179,101	183,502

TOTAL ASSETS	$3,772,147	$3,595,743	$3,353,327

LIABILITIES
Current liabilities:
Current installments of long-term debt	$—	$—	$41
Obligation under capital lease due within one year	1,269	1,244	—
Short-term debt	—	—	13,682
Accounts payable	858,211	761,546	745,050
Accrued expenses and other current liabilities	466,283	510,270	448,295
Federal and state income taxes payable	115,128	41,950	97,514

Total current liabilities	1,440,891	1,315,010	1,304,582

Other long-term liabilities	244,022	237,656	166,698
Obligation under capital lease, less portion due within one year	30,009	30,336	—
Long-term debt, exclusive of current installments	673,806	672,043	668,055
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 269,408,606; 271,537,653 and 276,956,560 shares, respectively	269,409	271,538	276,957
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(6,809)	(6,755)	(4,059)
Retained earnings	1,120,819	1,075,915	941,094

Total shareholders’ equity	1,383,419	1,340,698	1,213,992

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,772,147	$3,595,743	$3,353,327

     The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended

	April 27,	April 28,
	2002	2001

Cash flows from operating activities:
Net income	$147,103	$123,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,456	48,716
Loss on property disposals and impairments	1,028	594
Deferred income tax provision (benefit)	2,585	(1,059)
Tax benefit of employee stock options	3,764	5,701
Changes in assets and liabilities:
(Increase) in accounts receivable	(11,080)	(11,887)
(Increase) in merchandise inventories	(66,241)	(193,610)
(Increase) in prepaid expenses and other current assets	(39,298)	(22,268)
Increase in accounts payable	93,801	101,408
(Decrease) in accrued expenses and other liabilities	(60,234)	(56,471)
Increase in income taxes payable	73,264	55,492
Other, net	(6,766)	(3,547)

Net cash provided by operating activities	187,382	46,740

Cash flows from investing activities:
Property additions	(70,767)	(65,315)
Issuance of note receivable	—	(2,981)
Proceeds from repayments on notes receivable	137	—

Net cash (used in) investing activities	(70,630)	(68,296)

Cash flows from financing activities:
Proceeds from current borrowings of short-term debt, net	—	13,682
Payments on short-term debt outstanding from prior year	—	(39,000)
Proceeds from borrowing of long-term debt	—	347,579
Payments on capital lease obligation	(302)	—
Principal payments on long-term debt	—	(32)
Cash payments for repurchase of common stock	(90,931)	(127,882)
Proceeds from sale and issuance of common stock	10,079	10,903
Cash dividends paid	(12,227)	(11,223)

Net cash (used in) provided by financing activities	(93,381)	194,027

Effect of exchange rate changes on cash	712	(319)

Net increase in cash and cash equivalents	24,083	172,152
Cash and cash equivalents at beginning of year	492,776	132,535

Cash and cash equivalents at end of period	$516,859	$304,687

     The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The results for the first three months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The preceding data are unaudited and reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied.

3.	On April 10, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend. The split shares were distributed on May 8, 2002 to shareholders of record on April 25, 2002 and resulted in the issuance of 270.6 million shares of common stock. The stock split was recorded in the second quarter of fiscal 2003, the period it was distributed; however all historical per share amounts and basic and diluted share amounts utilized in the calculation of earnings per share have been restated to reflect the two-for-one stock split.

4.	TJX’s cash payments for interest and income taxes are as follows:

	Thirteen Weeks Ended

	April 27,	April 28,
	2002	2001

	(In thousands)
Cash paid for:
Interest on debt	$1,247	$2,149
Income taxes	$8,170	$15,291

5.	TJX has a reserve for future obligations relating primarily to House2Home, Inc. and Zayre Stores, both of which were previously owned by TJX. The reserves were established at various times, either when the operation was disposed of or subsequent to the disposition, when the operation suffered significant financial distress. These reserves reflect the estimated cost to TJX of obligations relating to guarantees on certain property leases of these operations.

On November 7, 2001, House2Home, Inc. filed for a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and subsequently announced its intention to liquidate the business. House2Home (formerly known as Waban, Inc. and HomeBase, Inc.) was spun-off by TJX in 1989, along with BJ’s Wholesale Club. In 1997, House2Home spun-off BJ’s Wholesale Club, Inc. and BJ’s Wholesale Club, Inc. agreed to indemnify TJX for all liabilities relating to the House2Home leases with respect to the period through January 31, 2003, and 50% of such liabilities thereafter. As a result of House2Home’s bankruptcy filing, TJX recorded an estimated after-tax charge of $40 million (net of income taxes of $27 million), or $.07 per share, for the present value of the potential contingent lease obligations associated with up to 41 House2Home locations that TJX had guaranteed. The charge was recorded in the third quarter ending October 27, 2001 as a loss relating to discontinued operations. If TJX were liable on all 41 of the leases, the total discounted present value after-tax cost, without reflecting any mitigating factors, would be approximately $64.6 million, net of the indemnification by BJ’s Wholesale Club, Inc. versus the $40 million charge TJX recorded. TJX assumed a 6.5% interest rate for purposes of calculating the present value of the estimated lease obligations. The number and cost of the lease obligations for which TJX may have liability will be reduced by lease terminations, expirations, subletting, assignments, buyouts, lease modifications and other actions. TJX believes that its reserve appropriately reflects these possible outcomes and that any contingent liability for these leases will not have a material adverse effect on its financial condition, operating results or cash flows.

On August 20, 2001, Ames Department Stores, Inc. filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and is reorganizing. In 1988, TJX completed the sale of its former Zayre Stores division to Ames. Ames emerged from a prior bankruptcy under a plan of reorganization in 1992. TJX is obligated on leases for eight properties that reverted back to it in this earlier reorganization. All of these properties have been subleased which mitigates TJX’s liability under the leases. The present value of these eight leases, discounted at 6.5% and without mitigation, is approximately $16 million on a pre-tax basis. Under the current reorganization to date, Ames has rejected an additional five leases for which TJX has or may have liability. The present value of these five leases, discounted at 6.5% and without mitigation, is approximately $12 million on a pre-tax basis. TJX’s reserve balance relating to Ames is approximately $21 million. The reserve balance reflects the subleasing arrangements already in place and assumes mitigating factors will also reduce costs TJX may incur with respect to the other five leases. In addition to these 13 leases, TJX is or may be contingently liable on approximately 60 to 90 leases of former Zayre stores, none of which have been rejected by Ames to date. TJX believes that any additional future liability with respect to these leases will be minimal. TJX believes that its reserve for discontinued operations is adequate to meet the costs it may incur with respect to the Ames leases and that its contingent liability for these leases will not have a material adverse effect on its financial condition, operating results or cash flows.

TJX is also contingently liable on up to 25 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club, Inc. is primarily liable. TJX believes that the likelihood of any future liability to TJX, with respect to these leases, is remote.

The total reserve for discontinued operations as of April 27, 2002 and April 28, 2001 is $85.3 million and $24.1 million, respectively.

6.	TJX’s comprehensive income for the periods ended April 27, 2002 and April 28, 2001 is presented below:

	Thirteen Weeks Ended

	April 27,	April 28,
	2002	2001

	(In thousands)
Net income	$147,103	$123,671
Other comprehensive income (loss):
Cumulative effect of accounting change (SFAS 133)	—	(1,572)
Loss due to foreign currency translation adjustments	4,362	(2,314)
Gain on net investment hedge contracts	(4,415)	2,864
Amounts reclassified from other comprehensive income to net income	—	251

Comprehensive income	$147,050	$122,900

7.	The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended

	April 27,	April 28,
	2002	2001

	(Dollars in thousands except
	per share amounts)

Net income	$147,103	$123,671
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	541,307,690	558,575,048
Dilutive effect of stock options and awards	5,814,526	5,681,940

Average common shares outstanding for diluted EPS	547,122,216	564,256,988

Net income:
Basic earnings per share	$.27	$.22
Diluted earnings per share	$.27	$.22

The weighted average common shares for the diluted earnings per share calculation will exclude the incremental effect related to certain outstanding stock options, if the exercise price of such options is in excess of the related quarter’s average price of TJX’s common stock. There were no such options excluded as of April 27, 2002 and April 28, 2001. The 16.9 million shares (on a post-split basis) attributable to the zero coupon convertible debt were excluded from the diluted earnings per share calculation because criteria for conversion had not been met during the quarter.

8.	During the first quarter ended April 27, 2002, TJX repurchased 5.2 million shares (adjusted for the two-for-one stock split) of its common stock under its $1 billion stock repurchase program at a cost of $102.0 million. Since the inception of the $1 billion stock repurchase program through April 27, 2002, TJX has repurchased 70.7 million shares (adjusted for the two-for-one stock split) at a cost of $907.7 million.

9.	In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. TJX implemented SFAS No. 142 during our fiscal year beginning January 27, 2002. As a result of the new standard TJX no longer amortizes goodwill or the Marshalls tradename which has an indefinite life. The Company is currently evaluating the impairment provisions of SFAS 142, but does not expect to incur an impairment as a result of this evaluation.

The book values, as of April 27, 2002, amounted to $ 71.4 million for goodwill and $ 107.7 million for the Marshalls tradename. Goodwill of $70 million relates to the T.J. Maxx division with the balance relating to Winners. Historically the goodwill asset amounts and the related amortization were not included in the segment results of these divisions but effective January 27, 2002 the assets will be included in the related segments. The value of the Marshalls tradename and the related amortization has always been included in the Marmaxx segment. No impairments have been recorded on these assets to date.

The first quarter of last year included goodwill amortization of $652,000 and Marmaxx operating income for the quarter ended April 28, 2001 was reduced by $796,000 for tradename amortization. Thus the impact of applying SFAS No. 142 in the first quarter ended April 27, 2002 increased pre-tax income by $1.4 million, net income by $1.1 million, and increased earnings per share less than a penny per share. On an annual basis the new standard is expected to increase net income by $5 million, or $.01 per share.

10.	TJX evaluates the performance of its segments based on “operating income” which is defined as pre-tax income before general corporate expense, goodwill amortization and interest. Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended

	April 27,	April 28,
	2002	2001

	(In thousands)
Net sales:
Marmaxx	$2,172,887	$1,923,359
Winners•	162,328	127,398
T.K. Maxx	129,759	95,532
HomeGoods	150,834	99,610
A.J. Wright	49,879	24,996

	$2,665,687	$2,270,895

Operating income (loss):
Marmaxx	$250,104	$209,408
Winners•	13,066	10,168
T.K. Maxx	(3,774)	1,272
HomeGoods	4,062	118
A.J. Wright	(3,137)	(4,099)

	260,321	216,867
General corporate expense	16,480	12,207
Goodwill amortization	—	652
Interest expense, net	6,194	4,216

Income before provision for income taxes	$237,647	$199,792

•	Includes the operating results of HomeSense stores which commenced operations in April 2001.

11.	Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Thirteen Weeks Ended
April 27, 2002
Versus Thirteen Weeks Ended April 28, 2001

Historical earnings per share amounts have been restated to reflect a two-for-one stock split, distributed on May 8, 2002. All reference to earnings per share amounts are diluted earnings per share unless otherwise indicated.

Net sales for the first quarter of fiscal 2003 were $2,665.7 million, up 17% from $2,270.9 million in last year’s first quarter. Total net sales increased 8% in the first quarter of fiscal 2002. Consolidated same store sales increased 7% for the first quarter ended April 27, 2002 and were flat in the first quarter ended April 28, 2001. For the thirteen weeks ended April 2002, the increase in sales attributable to new stores amounted to 58% of the total increase, and same store sales growth accounted for 42% of the increase in total net sales. The increase in net sales for the thirteen weeks ended April 2001 was virtually all due to new stores.

Net income for the first quarter was $147.1 million, or $.27 per share, versus $123.7 million, or $.22 per share last year.

The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales

	Thirteen Weeks Ended

	April 27,	April 28,
	2002	2001

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	74.6	74.3
Selling, general and administrative expenses	16.2	16.7
Interest expense, net	.2	.2

Income before provision for income taxes	8.9%	8.8%

Cost of sales including buying and occupancy costs, as a percentage of net sales, increased due to a reduction in merchandise margin of .5%. This was offset in part by a reduction in occupancy costs as a percent of net sales reflecting the strong sales performance for the quarter. The reduction in merchandise margin was largely due increased markdowns incurred by T.K. Maxx.

Selling, general and administrative expenses, as a percentage of net sales, decreased from the prior year. This is primarily due to .2% reduction in store payroll as a percentage of net sales, particularly at Marmaxx. This ratio also benefited from the strong growth in sales. These benefits were partially offset by an increase in retirement and medical costs in the first quarter of this year as compared to the same period last year.

Interest expense, net includes interest income of $3.0 million in the current year versus $5.4 million of interest income last year. The reduction in interest income is due to lower interest rates. The decrease in gross interest expense, over the comparable period last year, is due to the amortization of the debt expenses relating to zero coupon convertible notes included in last year's first quarter, offset, in part, by interest on capital lease obligations in this year's first quarter.

Our effective income tax rate was 38.1% for both periods presented.

TJX evaluates the performance of its segments based on “operating income” which is defined as pre-tax income before general corporate expense, goodwill amortization and interest. The following is a summary of key operating statistics of our business segments:

	Thirteen Weeks Ended

	April 27,	April 28,
	2002	2001

	(US dollars in millions)
Marmaxx
Net sales	$2,172.9	$1,923.4
Operating income	$250.1	$209.4
Operating margin	11.5%	10.9%
Percent increase in same store sales	7%	0%
Stores in operation at end of period	1,290	1,211
Winners
Net sales	$162.3	$127.4
Operating income	$13.1	$10.2
Operating margin	8.0%	8.0%
Percent increase in same store sales (local currency)	10%	3%
Stores in operation at end of period
Winners	137	123
HomeSense	11	4
T.K. Maxx
Net sales	$129.8	$95.5
Operating income (loss)	$(3.8)	$1.3
Operating margin	(2.9)%	1.3%
Percent increase in same store sales (local currency)	5%	8%
Stores in operation at end of period	105	76
HomeGoods
Net sales	$150.8	$99.6
Operating income	$4.1	$0.1
Operating margin	2.7%	0.1%
Percent increase in same store sales	11%	4%
Stores in operation at end of period	125	93

	Thirteen Weeks Ended

	April 27,	April 28,
	2002	2001

	(US dollars in millions)
A.J. Wright
Net sales	$49.9	$25.0
Operating (loss)	$(3.1)	$(4.1)
Operating margin	(6.3)%	(16.4)%
Percent increase in same store sales	21%	22%
Stores in operation at end of period	52	28

Marmaxx same store sales and operating income exceeded our expectations for the quarter. Marmaxx continued to manage inventory levels well, maintaining liquidity and the ability to take advantage of good buying opportunities in the marketplace. Apparel sales and home fashions sales both performed well and we experienced strength in all geographic regions. Marmaxx’s growth in operating income and operating margin reflects the strong sales performance as well as savings in store payroll costs.

Winners same store sales increase and operating income were above our expectations. Winners did a good job in managing inventories during the first quarter, also maintaining liquidity and the ability to take advantage of good buying opportunities. The sales results of the new HomeSense stores were above expectations. The HomeSense operating results are included with Winners, but are not material.

T.K. Maxx same store sales and operating income were below plan and the prior year. Results at this division were negatively impacted due to inventory management issues. During the first quarter they were faced with an inventory mix problem and disappointing sales in certain categories resulted in markdowns negatively affecting margin and operating income. Inventory levels at the end of the quarter were in a much cleaner position than the same time last year, when inventory levels started to build. This improvement in liquidity should provide opportunities for improvement over the balance of the current fiscal year as compared to the comparable periods in the prior year.

HomeGoods same store sales and operating income were above expectations and the prior year. Strong inventory management aided by the increased investment in HomeGoods distribution capacity have positively affected this division’s results.

The strong sales performance at A.J. Wright led to an improvement in their operating income and margins as compared to the prior year.

Financial Condition

Cash flows from operating activities for the three months ended April 27, 2002 and April 28, 2001 reflected the increase in net income and increases in inventories and accounts payable that are largely due to seasonal requirements. The net change in inventory and accounts payable for the quarter ended April 27, 2002 is more favorable to operating cash flows than in the same period last year, reflecting the strong sales performance in the period ending April 27, 2002 and the continued improvement in overall inventory liquidity.

Investing activities relate primarily to property additions. Investing activities for the period ended April 28, 2001 included $3.0 million of advances we made under a construction loan agreement in connection with the expansion of our leased home office facility.

On April 10, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend. The shares were distributed on May 8, 2002 to shareholders of record on April 25, 2002, resulting in the issuance of 270.6 million shares of common stock. The split was recorded in the second quarter of fiscal 2003, the period in which it was distributed, however all historical per share amounts and basic and diluted share amounts utilized in the calculation of earnings per share have been restated to reflect the two-for-one stock split.

Financing activities for the quarter ended April 2002 include cash expenditures of $90.9 million for the repurchase of common stock as compared to $127.9 million in last year’s first quarter. On a post-split basis, during the quarter ended April 2002, we repurchased and retired 5.2 million shares at a total cost of $102.0 million. Since the inception of the $1 billion stock repurchase program, through April 27, 2002, we have repurchased and retired 70.7 million shares (on a post-split basis) at a total cost of $907.7 million. Financing activities for the period ended April 28, 2001, include the proceeds of $347.6 million received from the February 2001 issue of $517.5 million zero coupon convertible subordinated notes.

On March 26, 2002 we entered into a $350 million five-year, and a $300 million 364-day revolving credit facilities, replacing our $500 million five-year and $250 million 364-day credit facilities which were scheduled to expire later this year. The new credit facilities have essentially the same terms and conditions as the credit facilities they replaced. Effective May 3, 2002, the $350 million, five-year credit facility was increased to $360 million and the $300 million 364-day credit facility was increased to $310 million.

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We implemented SFAS No. 142 during our fiscal year beginning January 27, 2002. As a result of the new standard we no longer amortize goodwill or the Marshalls tradename which has an indefinite life. For the twelve months ended January 26, 2002, amortization of goodwill and tradename amounted to $2.6 million and $3.2 million, respectively.

Forward Looking Information

Certain statements contained in this report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions including affects of terrorist incidents and military actions and consumer demand and preferences; weather patterns in areas where we have concentrations of stores; competitive factors, including pressure from pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store and distribution center locations on suitable terms; recruiting quality sales associates; the availability, selection and purchasing of attractive merchandise on favorable terms; our ability to effectively manage inventory levels; potential disruptions in supply and duties, tariffs and quotas on imported merchandise, as well as economic and political problems in countries from which merchandise is imported; currency and exchange rate factors in our foreign operations; expansion of our store base, development of new businesses and application of our off-price strategies in foreign countries; our acquisition and divestiture activities; our ultimate liability with respect to leases relating to discontinued operations including indemnification and other factors affecting or mitigating our liability; and other factors that are or may be described in the Company’s filings with the Securities and

Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II. Other Information

Item 4 Submission of Matters to a vote of Security Holders

The Company held its Annual Meeting of stockholders on June 4, 2002. The following actions were taken at the Annual Meeting:

Election of Directors	For	Withheld

Gail Deegan	241,923,298	2,984,870
Dennis Hightower	241,873,765	3,034,403
John F. O’Brien	241,890,090	3,018,078
Willow B. Shire	243,692,479	1,215,689

In addition to those elected, the following are directors whose term of office continued after the Annual Meeting:

David Brandon Bernard Cammarata Gary L. Crittenden Edmond J. English Richard Lesser Robert F. Shapiro Fletcher H. Wiley

Proposal 2

Approval of the material terms of Executive Officer Performance Goals.

For	208,978,039
Against	34,704,287
Abstain	1,225,842
Broker non-votes	—

Proposal 3

Proposal presented by certain shareholders regarding implementation of the MacBride

Principles:

For	40,778,972
Against	171,822,220
Abstain	8,349,997
Broker non-votes	23,956,979

Proposal 4

Proposal presented by certain shareholders requesting a report from the Board of Directors on TJX’s vendor standards and compliance thereof.

For	11,334,756
Against	197,975,234
Abstain	11,641,199
Broker non votes	23,956,979

Proposal 5

Proposal presented by certain shareholders requesting implementation of a code of corporate conduct based on ILO human rights standards.

For	13,543,215
Against	195,921,724
Abstain	11,486,250
Broker non votes	23,956,979

Item 6(a) Exhibits

10.1 Amendment No. 1 to the 5-Year Revolving Credit Agreement, dated as of May 3, 2002 is filed herewith

10.2 Amendment No. 1 to the 364-Day Revolving Credit Agreement, dated as of May 3, 2002 is filed herewith

Item 6(b) Reports on Form 8-K

The Company did not file a current report on Form 8-K during the quarter ended April 27, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)

Date: June 11, 2002

/s/ Donald G. Campbell
———————————————
Donald G. Campbell, Executive Vice President -
Finance, on behalf of The TJX Companies, Inc. and as
Principal Financial and Accounting Officer of
The TJX Companies, Inc.