Form 10-Q
period 2002-07-27
TJX COMPANIES INC /DE/
filed 2002-09-10
CIK 109198

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

/X/ Quarterly Report under Section 13 and 15(d)
Of the Securities Exchange Act of 1934
Or
/  / Transition Report Pursuant to Section 13 and 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended July 27, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of shares of Registrant’s common stock outstanding as of August 24, 2002: 528,211,936

PART I FINANCIAL INFORMATION
CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Item 4 Controls and Procedures
PART II. Other Information
Item 6(a) Exhibits
Item 6(b) Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
Ex-10.1 Amend. #2 to 5 Year Revolving Credit Agmnt
Ex-10.2 Amend. #2 to 364-Day Revolving Credit...
Ex-99.1 Certification pursuant to Section 906
Ex-99.2 Certification pursuant to Section 906

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended

	July 27,	July 28,
	2002	2001

Net sales	$2,765,089	$2,487,622

Cost of sales, including buying and occupancy costs	2,078,736	1,894,704
Selling, general and administrative expenses	469,528	406,442
Interest expense, net	5,963	5,688

Income before provision for income taxes	210,862	180,788
Provision for income taxes	81,235	68,880

Net income	$129,627	$111,908

Earnings per share:
Net income:
Basic	$.24	$.20
Diluted	$.24	$.20
Cash dividends declared per share	$.03	$.0225

The accompanying notes are an integral part of the financial statements.

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended

	July 27,	July 28,
	2002	2001

Net sales	$5,430,776	$4,758,517

Cost of sales, including buying and occupancy costs	4,067,566	3,581,320
Selling, general and administrative expenses	902,544	786,713
Interest expense, net	12,157	9,904

Income before provision for income taxes	448,509	380,580
Provision for income taxes	171,779	145,001

Net income	$276,730	$235,579

Earnings per share:
Net income:
Basic	$.51	$.42
Diluted	$.51	$.42
Cash dividends declared per share	$.06	$.045

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS

	July 27,	January 26,	July 28,
	2002	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$292,644	$492,776	$138,617
Accounts receivable, net	69,905	69,209	68,743
Merchandise inventories	1,771,378	1,456,976	1,854,626
Prepaid expenses and other current assets	142,173	84,962	71,333
Current deferred income taxes, net	13,425	12,003	31,997

Total current assets	2,289,525	2,115,926	2,165,316

Property at cost:
Land and buildings	162,434	144,958	134,385
Leasehold costs and improvements	941,144	880,791	766,697
Furniture, fixtures and equipment	1,303,915	1,210,366	1,085,137

	2,407,493	2,236,115	1,986,219
Less accumulated depreciation and amortization	1,170,306	1,076,196	1,000,959

	1,237,187	1,159,919	985,260

Property under capital lease, net of accumulated amortization of $2,606, $1,489 and $372, respectively	29,966	31,083	32,200
Other assets	78,287	83,139	71,404
Non-current deferred income taxes, net	6,500	26,575	5,512
Goodwill and tradename, net of amortization	179,120	179,101	182,064

TOTAL ASSETS	$3,820,585	$3,595,743	$3,441,756

LIABILITIES
Current liabilities:
Current installments of long-term debt	$—	$—	$19
Obligation under capital lease due within one year	1,295	1,244	1,204
Short-term debt	—	—	2,891
Accounts payable	962,945	761,546	898,675
Accrued expenses and other current liabilities	507,932	510,270	421,149
Federal and state income taxes payable	77,853	41,950	40,787

Total current liabilities	1,550,025	1,315,010	1,364,725

Other long-term liabilities	241,347	237,656	167,901
Obligation under capital lease, less portion due within one year	29,675	30,336	30,962
Long-term debt, exclusive of current installments	675,784	672,043	669,379
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 529,671,125; 271,537,653 and 273,965,508 shares, respectively	529,671	271,538	273,966
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(6,513)	(6,755)	(2,961)
Retained earnings	800,596	1,075,915	937,784

Total shareholders’ equity	1,323,754	1,340,698	1,208,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,820,585	$3,595,743	$3,441,756

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended

	July 27,	July 28,
	2002	2001

Cash flows from operating activities:
Net income	$276,730	$235,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,506	99,877
Loss on property disposals and impairments	2,762	1,203
Deferred income tax provision	19,075	9,882
Tax benefit of employee stock options	6,569	13,906
Changes in assets and liabilities:
(Increase) in accounts receivable	(554)	(6,977)
(Increase) in merchandise inventories	(301,988)	(405,314)
(Increase) decrease in prepaid expenses and other current assets	(52,011)	10,114
Increase in accounts payable	194,790	254,916
(Decrease) in accrued expenses and other liabilities	(24,889)	(78,049)
Increase (decrease) in income taxes payable	35,991	(1,250)
Other, net	(9,944)	(2,095)

Net cash provided by operating activities	248,037	131,792

Cash flows from investing activities:
Property additions	(158,922)	(171,323)
Issuance of note receivable	—	(4,784)
Proceeds from repayments on notes receivable	277	—

Net cash (used in) investing activities	(158,645)	(176,107)

Cash flows from financing activities:
Proceeds from current borrowings of short-term debt, net	—	2,876
Payments on short-term debt outstanding from prior year	—	(39,000)
Proceeds from borrowing of long-term debt	—	347,579
Payments on capital lease obligation	(610)	(406)
Principal payments on long-term debt	—	(54)
Cash payments for repurchase of common stock	(274,492)	(259,776)
Proceeds from sale and issuance of common stock	13,891	23,427
Cash dividends paid	(28,407)	(23,692)

Net cash (used in) provided by financing activities	(289,618)	50,954

Effect of exchange rate changes on cash	94	(557)

Net (decrease) increase in cash and cash equivalents	(200,132)	6,082
Cash and cash equivalents at beginning of year	492,776	132,535

Cash and cash equivalents at end of period	$292,644	$138,617

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The results for the first six months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The preceding data are unaudited and in the opinion of management reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied.

3.	On April 10, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend. The split shares were distributed on May 8, 2002 to shareholders of record on April 25, 2002 and resulted in the issuance of 269.4 million shares of common stock. The stock split was recorded in the second quarter of fiscal 2003, the period it was distributed; however all historical per share amounts and basic and diluted share amounts utilized in the calculation of earnings per share have been restated to reflect the two-for-one stock split.

4.	TJX’s cash payments for interest and income taxes are as follows:

	Twenty-Six Weeks Ended

	July 27,	July 28,
	2002	2001

	(In thousands)
Cash paid for:
Interest on debt	$13,682	$12,987
Income taxes	$106,955	$121,551

5.	TJX has a reserve for future obligations relating primarily to real estate leases of House2Home, Inc. and Zayre Stores, both of which were previously owned by TJX, for which TJX or a subsidiary is a lessee or guarantor. Both of these operations have filed for relief under Chapter 11 of the Federal Bankruptcy Code and are in liquidation. The reserves were established at various times subsequent to the disposition when the operation suffered significant financial distress. These reserves reflect the estimated cost to TJX of these potential lease obligations. The reserves reflect the fact that the number and cost of the lease obligations for which TJX may have liability will be reduced by various mitigating factors including assignments to third parties, lease terminations, expirations, subletting, buyouts, modifications and other actions, legal defenses, use by TJX for its own store opening program, and indemnification by BJ’s Wholesale Club, Inc. in the case of House2Home leases.

House2Home (formerly known as Waban, Inc., HomeClub, Inc. and HomeBase, Inc.) was spun-off by TJX in 1989, along with BJ’s Wholesale Club. In 1997, House2Home spun-off BJ’s Wholesale Club, Inc., and BJ’s Wholesale Club agreed to indemnify TJX for all liabilities relating to the House2Home leases with respect to the period through January 31, 2003, and 50% of such liabilities thereafter. On November 7, 2001, House2Home, Inc. filed for a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and is liquidating its business. At the time of House2Home’s announcement TJX believed there were up to 41 leases for which it could be liable. As of July 27, 2002, this number had been reduced to up to 31 leases as a result of assignments to third parties, negotiated buyouts and lease expirations. As of July 27, 2002, the total present value of the after-tax cost of the remaining 31 leases for which TJX may have liability, was approximately $50 million without reflecting any mitigating factors other than indemnification by BJ’s Wholesale Club.

TJX completed the sale of its former Zayre Stores division to Ames Department Stores, Inc. in 1988. In a 1992 bankruptcy reorganization of Ames, many former Zayre leases were disposed of by Ames or TJX through assignments and buyouts. There were also a small number of leases assumed by TJX, which have been mitigated through subletting, the net cost of which is charged to the reserve. On August 20, 2001, Ames again filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and on August 14, 2002, announced its intention to liquidate its business. As of July 27, 2002, Ames had rejected five leases for which TJX may be liable, of which TJX settled one by a negotiated buyout. At the time of the 2001 Ames bankruptcy announcement, TJX believed that there were up to approximately 60 to 90 leases of former Zayre stores for which TJX may have contingent obligations. Based on information received from Ames, TJX believes there remain up to approximately 60 to 70 leases for which TJX may have contingent obligations. TJX believes that most of the leases for which it may have contingent obligations have favorable terms and that any future liability to TJX with respect to these leases will be minimal.

TJX is also contingently liable on up to 25 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club, Inc. is primarily liable. TJX believes that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

The reserve for discontinued operations as of July 27, 2002 and July 28, 2001 is summarized below:

	Twenty-Six Weeks Ended

	July 27,	July 28,
In Thousands	2002	2001

Balance at beginning of year	$87,284	$25,512
Charges against the reserve:
Lease related obligations	(10,005)	(2,037)
All other (charges)/credits	875	197

Balance at end of period	$78,154	$23,672

TJX believes that its reserve for discontinued operations is adequate to meet the costs it may incur with respect to the House2Home and Ames leases and that the future liability to TJX with respect to these leases will not have a material adverse effect on its financial condition, operating results or cash flows.

6.	TJX’s comprehensive income for the periods ended July 27, 2002 and July 28, 2001 is presented below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

	(In thousands)		(In thousands)
Net income	$129,627	$111,908	$276,730	$235,579
Other comprehensive income (loss):
Cumulative effect of accounting change (SFAS 133)	—	—	—	(1,572)
Gain (loss) due to foreign currency translation adjustments	8,703	(37)	13,065	(2,351)
Gain (loss) on net investment hedge contracts	(8,408)	1,135	(12,823)	3,999
Amounts reclassified from other comprehensive income to net income	—	—	—	251

Comprehensive income	$129,922	$113,006	$276,972	$235,906

7.	The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended

	July 27,	July 28,
	2002	2001

	(Dollars in thousands except
	per share amounts)
Net income	$129,627	$111,908
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	536,371,130	552,518,102
Dilutive effect of stock options and awards	5,853,292	5,754,552

Average common shares outstanding for diluted EPS	542,224,422	558,272,654

Net income:
Basic earnings per share	$.24	$.20
Diluted earnings per share	$.24	$.20

	Twenty-Six Weeks Ended

	July 27,	July 28,
	2002	2001

	(Dollars in thousands except
	per share amounts)
Net income	$276,730	$235,579
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	538,839,410	555,546,570
Dilutive effect of stock options and awards	5,872,149	5,716,702

Average common shares outstanding for diluted EPS	544,711,559	561,263,272

Net income:
Basic earnings per share	$.51	$.42
Diluted earnings per share	$.51	$.42

The weighted average common shares for the diluted earnings per share calculation excludes the incremental effect related to certain outstanding stock options, if the exercise price of such options is in excess of the related quarter’s average price of TJX’s common stock. There were no such options excluded as of July 27, 2002 and July 28, 2001. The 16.9 million shares (on a post-split basis) attributable to the zero coupon convertible debt were excluded from the diluted earnings per share calculation because criteria for conversion had not been met during the quarter.

8.	During the second quarter ended July 27, 2002, TJX completed its $1 billion stock repurchase program and announced that its Board of Directors had approved a new multi-year program for the repurchase of an additional $1 billion of TJX common stock. During the second quarter ended July 27, 2002, TJX repurchased 9.5 million shares of its common stock for a cost of $180.3 million. For the six months ended July 27, 2002, TJX repurchased 14.7 million shares (adjusted for the two-for-one stock split) at a cost of $282.3 million. Since the inception of the second $1 billion stock repurchase program through July 27, 2002, TJX repurchased 4.9 million shares at a cost of $88.1 million.

9.	In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. TJX implemented SFAS No. 142 during our fiscal year beginning January 27, 2002. As a result of the new standard, TJX no longer amortizes goodwill or the Marshalls tradename which has an indefinite life.

The book values, as of July 27, 2002, amounted to $71.4 million for goodwill and $107.7 million for the Marshalls tradename. Goodwill of $70 million relates to the Marmaxx segment with the balance relating to Winners. Historically the goodwill asset amounts and the related amortization were not included in the segment results of these divisions but effective January 27, 2002, the assets are now included in the related segments. The value of the Marshalls tradename and the related amortization has always been included in the Marmaxx segment. No impairments have been recorded on these assets to date.

The first six months of last year included goodwill amortization of $1.3 million and Marmaxx operating income for the six months ended July 28, 2001, was reduced by $1.6 million for tradename amortization. Thus the impact of applying SFAS No. 142 in the six months ended July 27, 2002, increased pre-tax income by $2.9 million, net income by $2.3 million and increased earnings per share less than a penny per share. On an annual basis the new standard is expected to increase net income by approximately $5 million, or $.01 per share.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities including store closing activities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is evaluating the effect of the adoption of SFAS No. 146 and does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

10.	TJX evaluates the performance of its segments based on “operating income” which is defined as pre-tax income before general corporate expense, goodwill amortization and interest. Presented below is financial information on TJX’s business segments (Dollars in thousands):

	July 27,	July 28,
Thirteen Weeks Ended:	2002	2001

Net sales:
Marmaxx	$2,206,050	$2,073,938
Winners *	185,000	156,686
T.K. Maxx	157,524	111,979
HomeGoods	156,781	111,045
A.J. Wright	59,734	33,974

	$2,765,089	$2,487,622

Operating income (loss):
Marmaxx	$211,379	$192,912
Winners *	16,270	11,412
T.K. Maxx	6,814	2,987
HomeGoods	1,900	(4,006)
A.J. Wright	(3,066)	(2,976)

	233,297	200,329
General corporate expense	16,472	13,201
Goodwill amortization	—	652
Interest expense, net	5,963	5,688

Income before provision for income taxes	$210,862	$180,788

	July 27,	July 28,
Twenty-Six Weeks Ended:	2002	2001

Net sales:
Marmaxx	$4,378,937	$3,997,297
Winners *	347,328	284,084
T.K. Maxx	287,283	207,511
HomeGoods	307,615	210,655
A.J. Wright	109,613	58,970

	$5,430,776	$4,758,517

Operating income (loss):
Marmaxx	$461,483	$402,320
Winners *	29,336	21,580
T.K. Maxx	3,040	4,259
HomeGoods	5,962	(3,888)
A.J. Wright	(6,203)	(7,075)

	493,618	417,196
General corporate expense	32,952	25,408
Goodwill amortization	—	1,304
Interest expense, net	12,157	9,904

Income before provision for income taxes	$448,509	$380,580

         *   Includes the operating results of HomeSense stores which commenced operations in April 2001.

11.	Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Twenty-Six Weeks Ended
July 27, 2002
Versus Twenty-Six Weeks Ended July 28, 2001

Historical earnings per share amounts have been restated to reflect a two-for-one stock split, distributed on May 8, 2002. All reference to earnings per share amounts are diluted earnings per share unless otherwise indicated.

Net sales for the second quarter of fiscal 2003 were $2,765.1 million, up 11% from $2,487.6 million in last year’s second quarter. Net sales for the first half of fiscal 2003 were $5,430.8 million, a 14% increase over the prior year. Consolidated same store sales increased 2% for the second quarter ended July 27, 2002 and increased 4% for the six-month period. Consolidated same store sales increased 2% for the second quarter ended July 2001, and increased 1% for the six-month period ended July 2001. For the thirteen weeks ended July 2002, approximately 80% of the increase in net sales was due to new stores, with the balance due to increased comparable store sales. For the twenty-six weeks ended July 2002, the increase in sales attributable to new stores amounted to approximately 70%, with the balance due to same store sales growth.

Net income for the second quarter of fiscal 2003 was $129.6 million, or $.24 per share, versus $111.9 million, or $.20 per share last year. For the twenty-six week period, net income was $276.7 million, or $.51 per share, versus $235.6 million, or $.42 per share.

The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	75.2	76.2	74.9	75.3
Selling, general and administrative expenses	17.0	16.3	16.6	16.5
Interest expense, net	.2	.2	.2	.2

Income before provision for income taxes	7.6%	7.3%	8.3%	8.0%

Cost of sales including buying and occupancy costs, as a percentage of net sales, decreased for both periods ended July 2002, due to increases in merchandise margin from the prior year of 1.6% for the second quarter and .6% for the six month period. This margin improvement is primarily due to reduced markdowns reflecting our lower inventory levels and more liquid inventory position during the periods ended July 2002, as compared to the prior periods. This margin improvement was partially offset by an increase in occupancy costs as a percent of net sales of .4% in the second quarter and .2% for the six month period, reflecting new store occupancy costs and the less than planned growth in second quarter sales. On a year to date basis the lower than planned sales growth in the second quarter offset the favorable impact in the first quarter of that period’s strong sales performance.

Selling, general and administrative expenses, as a percentage of net sales, increased from the prior year in both periods. Contributing to the second quarter increase were higher store payroll costs as well as the effect of less than planned growth in sales.

Impacting the ratio in both periods was an increase in retirement and medical costs as compared to the same periods last year.

Interest expense, net includes interest income of $3.1 million in the second quarter of the current fiscal year versus $4.3 million of interest income in the second quarter last year. The twenty-six weeks ended this year includes interest income of $6.1 million versus $9.7 million of interest income last year. The reduction in interest income is due to lower interest rates. The decrease in gross interest expense, over the comparable periods last year, is due to the amortization of the debt expenses relating to the zero coupon convertible notes, included in the last year’s reporting periods.

Our effective income tax rate was 38.5% and 38.3% for the three and six months ended July 27, 2002, respectively, versus 38.1% for the comparable periods last year. The increase in the effective income tax rate as compared to last year is due to the impact of foreign operations.

We evaluate the performance of our segments based on “operating income” which is defined as pre-tax income before general corporate expense, goodwill amortization and interest. The following is a summary of key operating statistics of our business segments (US dollars in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

Marmaxx
Net sales	$2,206.1	$2,073.9	$4,378.9	$3,997.3
Operating income	$211.4	$192.9	$461.5	$402.3
Operating margin	9.6%	9.3%	10.5%	10.1%
Percent increase in same store sales	1%	2%	4%	1%
Stores in operation at end of period			1,301	1,217

Winners
Net sales	$185.0	$156.7	$347.3	$284.1
Operating income	$16.3	$11.4	$29.3	$21.6
Operating margin	8.8%	7.3%	8.4%	7.6%
Percent increase in same store sales (local currency)	8%	3%	9%	3%
Stores in operation at end of period
Winners			137	123
HomeSense			11	6

T.K. Maxx
Net sales	$157.5	$112.0	$287.3	$207.5
Operating income	$6.8	$3.0	$3.0	$4.3
Operating margin	4.3%	2.7%	1.1%	2.0%
Percent increase in same store sales (local currency)	4%	8%	4%	8%
Stores in operation at end of period			113	83

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

HomeGoods
Net sales	$156.8	$111.0	$307.6	$210.7
Operating income (loss)	$1.9	$(4.0)	$6.0	$(3.9)
Operating margin	1.2%	(3.6)%	1.9%	(1.8)%
Percent increase in same store sales	5%	5%	8%	4%
Stores in operation at end of period			132	99

A.J. Wright
Net sales	$59.7	$34.0	$109.6	$59.0
Operating (loss)	$(3.1)	$(3.0)	$(6.2)	$(7.1)
Operating margin	(5.1)%	(8.8)%	(5.7)%	(12.0)%
Percent increase in same store sales	10%	18%	16%	20%
Stores in operation at end of period			55	31

Marmaxx same store sales were slightly below our expectations for the second quarter. Operating income exceeded our expectations for the quarter and was 10% ahead of last year for the second quarter and 15% ahead of last year for the twenty-six week period. Marmaxx continued to manage inventory levels well, maintaining liquidity and the ability to take advantage of good buying opportunities in the marketplace and reducing the levels of markdowns. Marmaxx’s growth in operating income and operating margin reflects the strong merchandise margins.

Winners sales were above our expectations and operating margins and income were well ahead of last year in both periods. Winners managed its inventories well, also maintaining liquidity and the ability to take advantage of good buying opportunities. The HomeSense operating results are included with Winners, but are not material.

T.K. Maxx same store sales were below plan for the quarter but operating income was above plan and significantly above last year. T.K. Maxx maintained very clean inventories throughout the quarter and was able to achieve very strong merchandise margins through reduced markdowns.

HomeGoods same store sales were slightly below plan for the quarter but operating income was well above expectations and the prior year in both periods. Solid execution of its merchandising and inventory strategies resulted in increases in merchandise margins that drove the results.

A.J. Wright’s operating income for the second quarter of fiscal 2003 was on plan and same store sales were up 10% over the last year. For the twenty-six weeks ended July 2002, same store sales were up 16% and operating income and margins also improved compared to last year.

Financial Condition

Cash flows from operating activities for the six months ended July 27, 2002 and July 28, 2001 reflected the increase in net income and increases in inventories and accounts payable that are largely due to normal seasonal requirements and new stores. The net change in inventory and accounts payable for the six months ended July 27, 2002 is more favorable to operating cash flows than in the same period last year. This improvement reflects the benefit of operating with a lower average store inventory as compared to last year’s comparable period as well as an increase in inventory turnover due to higher same store sales growth in this year’s six month period as compared to last year. This favorable cash flow impact was offset in part by an increase in prepaid expenses of $34 million associated with our advance funding of annual employee benefit costs in the period ended July 2002 as compared to last year’s comparable period.

Cash flows from operating activities were reduced by $9 million for payments against our reserve for discontinued operations. We have a reserve for future obligations relating primarily to real estate leases of House2Home, Inc. and Zayre Stores, both of which were previously owned by TJX, for which TJX or a subsidiary is a lessee or guarantor. Both of these operations have filed for relief under Chapter 11 of the Federal Bankruptcy Code and are in liquidation. The reserves were established at various times subsequent to the disposition, when the operation suffered significant financial distress. These reserves reflect the estimated cost to TJX of these potential lease obligations. The reserves reflect the fact that the number and cost of the lease obligations for which we may have liability will be reduced by various mitigating factors including assignments to third parties, lease terminations, expirations, subletting, buyouts, modifications and other actions, legal defenses, use by TJX for our own store opening program, and indemnification by BJ’s Wholesale Club, Inc. in the case of House2Home leases.

House2Home (formerly known as Waban, Inc., HomeClub, Inc. and HomeBase, Inc.) was spun-off by TJX in 1989, along with BJ’s Wholesale Club. In 1997, House2Home spun-off BJ’s Wholesale Club, Inc., and BJ’s Wholesale Club agreed to indemnify TJX for all liabilities relating to the House2Home leases with respect to the period through January 31, 2003, and 50% of such liabilities thereafter. On November 7, 2001, House2Home, Inc. filed for a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and is liquidating its business. At the time of House2Home’s announcement we believed there were up to 41 leases for which we could be liable. As of July 27, 2002, this number had been reduced to up to 31 leases as a result of assignments to third parties, negotiated buyouts and lease expirations. As of July 27, 2002, the total present value of the after-tax cost of the remaining 31 leases for which we may have liability, was approximately $50 million without reflecting any mitigating factors other than indemnification by BJ’s Wholesale Club.

TJX completed the sale of the former Zayre Stores division to Ames Department Stores, Inc. in 1988. In a 1992 bankruptcy reorganization of Ames, many former Zayre leases were disposed of by Ames or TJX through assignments and buyouts. There were also a small number of leases assumed by TJX, which have been mitigated through subletting, the net cost of which is charged to the reserve. On August 20, 2001, Ames again filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and on August 14, 2002, announced its intention to liquidate its business. As of July 27, 2002, Ames had rejected five leases for which we may be liable, of which we settled one by a negotiated buyout. At the time of the 2001 Ames bankruptcy announcement, we believed that there were up to approximately 60 to 90 leases of former Zayre stores for which we may have contingent obligations. Based on information received from Ames, we believe there remain up to approximately 60 to 70 leases for which we may have contingent obligations. We believe that most of the leases for which we may have contingent obligations have favorable terms and that any future liability to TJX with respect to these leases will be minimal.

We are also contingently liable on up to 25 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club, Inc. is primarily liable. We believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

The reserve for discontinued operations as of July 27, 2002 and July 28, 2001 is summarized below:

	Twenty-Six Weeks Ended

	July 27,	July 28,
In Thousands	2002	2001

Balance at beginning of year	$87,284	$25,512
Charges against the reserve:
Lease related obligations	(10,005)	(2,037)
All other (charges)/credits	875	197

Balance at end of period	$78,154	$23,672

We believe that our reserve for discontinued operations is adequate to meet the costs we may incur with respect to the House2Home and Ames leases and that the future liability to TJX with respect to these leases will not have a material adverse effect on our financial condition, operating results or cash flows.

Investing activities relate primarily to property additions. Investing activities for the period ended July 28, 2001, included $4.8 million of advances we made under a construction loan agreement in connection with the expansion of our leased home office facility.

On April 10, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend. The shares were distributed on May 8, 2002, to shareholders of record on April 25, 2002, resulting in the issuance of 269.4 million shares of common stock. The split was recorded in the second quarter of fiscal 2003, the period in which it was distributed; however all historical per share amounts and basic and diluted share amounts utilized in the calculation of earnings per share have been restated to reflect the two-for-one stock split.

Financing activities for the period ended July 27, 2002, include cash expenditures of $274.5 million for the repurchase of common stock as compared to $259.8 million last year. During July 2002, we completed our $1 billion stock repurchase program and announced our intention to repurchase an additional $1 billion of common stock over several years. Since the inception of the new $1 billion stock repurchase program, through July 27, 2002, we have repurchased and retired 4.9 million shares at a total cost of $88.1 million. On a post-split basis, during the quarter ended July 2002, we repurchased and retired 9.5 million shares at a total cost of $180.3 million. For the twenty-six weeks ended July 2002, we repurchased and retired 14.7 million shares at a total cost of $282.3 million. Financing activities for the period ended July 28, 2001, include the proceeds of $347.6 million received from the February 2001 issue of $517.5 million zero coupon convertible subordinated notes.

On March 26, 2002, we entered into a $350 million five-year, and a $300 million 364-day revolving credit facilities, replacing our $500 million five-year and $250 million 364-day credit facilities which were scheduled to expire during fiscal 2003. The new credit facilities have essentially the same terms and conditions as the credit facilities they replaced. Effective May 3, 2002 and July 19, 2002 amendments to these agreements were signed that have increased the $350 million, five-year credit facility to $370 million and the $300 million 364-day credit facility to $320 million.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We implemented SFAS No. 142 during our fiscal year beginning January 27, 2002. As a result of the new standard we no longer amortize goodwill or the Marshalls tradename which has an indefinite life. For the twelve months ended January 26, 2002, amortization of goodwill and tradename amounted to $2.6 million and $3.2 million, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities including store closing activities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We are evaluating the effect of the adoption of SFAS No. 146 and do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations

Forward Looking Information

Certain statements contained in this report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions including affects of terrorist incidents and military actions and consumer demand and preferences; weather patterns in areas where we have concentrations of stores; competitive factors, including pressure from pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store and distribution center locations on suitable terms; recruiting quality sales associates; the availability, selection and purchasing of attractive merchandise on favorable terms; our ability to effectively manage inventory levels; potential disruptions in supply and duties, tariffs and quotas on imported merchandise, as well as economic and political problems in countries from which merchandise is imported; currency and exchange rate factors in our foreign operations; expansion of our store base, development of new businesses and application of our off-price strategies in foreign countries; our acquisition and divestiture activities; our ultimate liability with respect to leases relating to discontinued operations including indemnification and other factors affecting or mitigating our liability; and other factors that are or may be described in our filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I.   (continued)

Item 4 Controls and Procedures

There were no significant changes in the Company’s internal controls or in any other factors which could significantly affect those controls, subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II.   Other Information

Item 6(a)   Exhibits

10.1	Amendment No. 2 to the 5-Year Revolving Credit Agreement, dated as of July 19, 2002 is filed herewith

10.2	Amendment No. 2 to the 364-Day Revolving Credit Agreement, dated as of July 19, 2002 is filed herewith

99.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b)   Reports on Form 8-K

The Company did not file a current report on Form 8-K during the quarter ended July 27, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)

Date: September 10, 2002

/s/ Donald G. Campbell Donald G. Campbell, Executive Vice President - Finance, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.

CERTIFICATIONS

I,  Edmond J. English, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The TJX Companies, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 10, 2002

/s/ Edmond J. English Name: Edmond J. English Title: President and Chief Executive Officer

I,  Donald G. Campbell, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The TJX Companies, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 10, 2002

/s/ Donald G. Campbell Name: Donald G. Campbell Title: Executive Vice President and Chief Financial Officer