Form 10-Q
period 2002-10-26
TJX COMPANIES INC /DE/
filed 2002-12-10
CIK 109198

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

/X/  Quarterly Report under Section 13 and 15(d)
Of the Securities Exchange Act of 1934

Or

/  /  Transition Report Pursuant to Section 13 and 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended October 26, 2002
Commission file number 1-4908

The TJX Companies, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2207613 (I.R.S. Employer Identification No.)

770 Cochituate Road Framingham, Massachusetts (Address of principal executive offices)	01701 (Zip Code)

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

The number of shares of Registrant’s common stock outstanding as of November 23, 2002: 525,366,880

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended

	October 26,	October 27,
	2002	2001

Net sales	$3,044,950	$2,741,769

Cost of sales, including buying and occupancy costs	2,290,136	2,059,996
Selling, general and administrative expenses	508,341	431,721
Interest expense, net	7,313	8,537

Income from continuing operations before provision for income taxes	239,160	241,515
Provision for income taxes	91,805	92,017

Income from continuing operations	147,355	149,498
Loss related to discontinued operations, net of income taxes	—	(40,000)

Net income	$147,355	$109,498

Earnings per share:
Income from continuing operations:
Basic	$.28	$.27
Diluted	$.28	$.27
Net income:
Basic	$.28	$.20
Diluted	$.28	$.20
Cash dividends declared per share	$.03	$.0225

The accompanying notes are an integral part of the financial statements.

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended

	October 26,	October 27,
	2002	2001

Net sales	$8,475,726	$7,500,286

Cost of sales, including buying and occupancy costs	6,357,702	5,641,316
Selling, general and administrative expenses	1,410,885	1,218,434
Interest expense, net	19,470	18,441

Income from continuing operations before provision for income taxes	687,669	622,095
Provision for income taxes	263,584	237,018

Income from continuing operations	424,085	385,077
Loss related to discontinued operations, net of income taxes	—	(40,000)

Net income	$424,085	$345,077

Earnings per share:
Income from continuing operations:
Basic	$.79	$.70
Diluted	$.78	$.69
Net income:
Basic	$.79	$.62
Diluted	$.78	$.62
Cash dividends declared per share	$.09	$.0675

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS

	October 26,	January 26,	October 27,
	2002	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$151,939	$492,776	$76,088
Accounts receivable, net	94,724	69,209	94,130
Merchandise inventories	2,001,514	1,456,976	1,990,920
Prepaid expenses and other current assets	106,597	84,962	74,563
Current deferred income taxes, net	14,136	12,003	31,997

Total current assets	2,368,910	2,115,926	2,267,698

Property at cost:
Land and buildings	218,895	171,277	140,112
Leasehold costs and improvements	936,323	854,472	808,086
Furniture, fixtures and equipment	1,359,439	1,210,366	1,157,646

	2,514,657	2,236,115	2,105,844
Less accumulated depreciation and amortization	1,208,274	1,076,196	1,043,971

	1,306,383	1,159,919	1,061,873

Property under capital lease, net of accumulated amortization of $3,164, $1,489 and $931, respectively	29,408	31,083	31,641
Other assets	74,111	83,139	63,989
Non-current deferred income taxes, net	—	26,575	33,099
Goodwill and tradename, net of amortization	179,138	179,101	180,576

TOTAL ASSETS	$3,957,950	$3,595,743	$3,638,876

LIABILITIES
Current liabilities:
Current installments of long-term debt	$—	$—	$351,285
Obligation under capital lease due within one year	1,321	1,244	1,219
Accounts payable	984,473	761,546	882,631
Accrued expenses and other current liabilities	582,865	510,270	493,249
Federal and state income taxes payable	87,678	41,950	71,321

Total current liabilities	1,656,337	1,315,010	1,799,705

Other long-term liabilities	228,687	237,656	234,436
Non-current deferred income taxes, net	3,538	—	—
Obligation under capital lease, less portion due within one year	29,335	30,336	30,656
Long-term debt, exclusive of current installments	677,776	672,043	319,430
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 525,086,220; 271,537,653 and 272,524,929 shares, respectively	525,086	271,538	272,525
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(3,920)	(6,755)	(3,253)
Retained earnings	841,111	1,075,915	985,377

Total shareholders’ equity	1,362,277	1,340,698	1,254,649

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,957,950	$3,595,743	$3,638,876

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended

	October 26,	October 27,
	2002	2001

Cash flows from operating activities:
Net income	$424,085	$345,077
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss from discontinued operations	—	40,000
Depreciation and amortization	153,739	152,386
Loss on property disposals and impairments	5,028	2,441
Deferred income tax provision	28,347	8,823
Tax benefit of employee stock options	10,257	21,125
Changes in assets and liabilities:
(Increase) in accounts receivable	(25,352)	(32,474)
(Increase) in merchandise inventories	(531,989)	(544,165)
(Increase) decrease in prepaid expenses and other current assets	(18,144)	9,976
Increase in accounts payable	216,564	239,961
Increase (decrease) in accrued expenses and other liabilities	46,546	(12,859)
Increase in income taxes payable	45,736	29,132
Other, net	(1,302)	(375)

Net cash provided by operating activities	353,515	259,048

Cash flows from investing activities:
Property additions	(280,456)	(297,112)
Issuance of note receivable	—	(5,537)
Proceeds from repayments on notes receivable	419	—

Net cash (used in) investing activities	(280,037)	(302,649)

Cash flows from financing activities:
Payments on short-term debt outstanding from prior year	—	(39,000)
Proceeds from borrowing of long-term debt	—	347,579
Payments on capital lease obligation	(924)	(697)
Principal payments on long-term debt	—	(67)
Cash payments for repurchase of common stock	(392,354)	(326,876)
Proceeds from sale and issuance of common stock	24,813	40,544
Cash dividends paid	(44,266)	(36,022)

Net cash (used in) financing activities	(412,731)	(14,539)

Effect of exchange rate changes on cash	(1,584)	1,693

Net (decrease) in cash and cash equivalents	(340,837)	(56,447)
Cash and cash equivalents at beginning of year	492,776	132,535

Cash and cash equivalents at end of period	$151,939	$76,088

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The results for the first nine months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The preceding data are unaudited and in the opinion of management reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied.

3.	On April 10, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend. The split shares were distributed on May 8, 2002 to shareholders of record on April 25, 2002 and resulted in the issuance of 269.4 million shares of common stock. The stock split was recorded in the second quarter of fiscal 2003, the period it was distributed; however all historical per share amounts and basic and diluted share amounts utilized in the calculation of earnings per share have been restated to reflect the two-for-one stock split.

4.	TJX’s cash payments for interest and income taxes are as follows:

	Thirty-Nine Weeks Ended

	October 26,	October 27,
	2002	2001

	(In thousands)
Cash paid for:
Interest on debt	$14,859	$14,342
Income taxes	$172,482	$175,391

5.	TJX has a reserve for future obligations relating primarily to real estate leases of House2Home, Inc. and Zayre Stores, both of which were previously owned by TJX, for which TJX or a subsidiary is a lessee or guarantor. The companies that own these operations have filed for relief under Chapter 11 of the Federal Bankruptcy Code and are in liquidation. The reserves were established at various times subsequent to TJX’s disposition of these businesses, when the companies suffered significant financial distress. These reserves reflect the estimated cost to TJX of these potential lease obligations. The reserves reflect mitigation of the number and cost of the lease obligations for which TJX may have liability as a result of various factors including assignments to third parties, lease terminations, expirations, subleases, buyouts, modifications and other actions, legal defenses, use by TJX for its own store opening program, and indemnification by BJ’s Wholesale Club, Inc. in the case of House2Home leases.

House2Home (formerly known as Waban, Inc., HomeClub, Inc. and HomeBase, Inc.) was spun-off by TJX in 1989, along with BJ’s Wholesale Club. In 1997, House2Home spun-off BJ’s Wholesale Club, Inc., and BJ’s Wholesale Club agreed to indemnify TJX for all liabilities relating to the House2Home leases with respect to the period through January 31, 2003, and 50% of such liabilities thereafter. On November 7, 2001, House2Home, Inc. filed for a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and is liquidating its business. At the time of House2Home’s announcement TJX believed there were up to 41 leases for which it could be liable. As of October 26, 2002, up to 16 leases remain for which TJX may be liable as a result of assignments to third parties, negotiated buyouts and lease expirations. As of October 26, 2002, the total present value of the after-tax cost of these remaining 16 leases was approximately $30 million without reflecting any mitigating factors other than indemnification by BJ’s Wholesale Club.

TJX completed the sale of its former Zayre Stores division to Ames Department Stores, Inc. in 1988. In a 1992 bankruptcy reorganization of Ames, many former Zayre leases were disposed of by Ames or TJX through assignments and buyouts. The net cost of the small number of remaining leases assumed by TJX in that reorganization, that have been only partially mitigated through subletting, is charged to the reserve. On August 20, 2001, Ames again filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and is liquidating its business. At the time of the 2001 Ames bankruptcy announcement, TJX believed that there were up to approximately 60 to 90 leases of former Zayre stores for which TJX may have contingent obligations and subsequently reduced this estimate to approximately 60 to 70 leases based on information received from Ames. As of October 26, 2002, Ames had rejected or sought authority to reject 14 leases for which TJX may be liable. In mid-November 2002, Ames sought authority to reject an additional 13 leases for which TJX may be liable.

The reserve for discontinued operations as of October 26, 2002 and October 27, 2001 is summarized below:

	Thirty-Nine Weeks Ended

	October 26,	October 27,
In Thousands	2002	2001

Balance at beginning of year	$87,284	$25,512
Additions to the reserve	—	66,528
Charges against the reserve:
Lease related obligations	(26,798)	(3,515)
All other (charges)/credits	492	330

Balance at end of period:	$60,978	$88,855

TJX has made significant progress on settling its obligations with respect to House2Home leases, but the recent number of lease rejections sought by Ames has exceeded estimations. Overall, TJX believes its reserve for discontinued operations is adequate to meet the costs it may incur with respect to House2Home and Ames leases and that the future liability to TJX with respect to these leases will not have a material adverse effect on its financial condition, operating results or cash flows. Changes in the underlying assumptions, such as additional expenses for lease settlements or future Ames lease rejections, could require TJX to increase this reserve, although TJX does not expect that any increase would be material to its financial condition, results of operations or cash flows.

TJX is also contingently liable on up to 25 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club, Inc. is primarily liable. TJX believes that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

6.	TJX’s comprehensive income for the periods ended October 26, 2002 and October 27, 2001 is presented below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

	(In thousands)		(In thousands)
Net income	$147,355	$109,498	$424,085	$345,077
Other comprehensive income (loss):
Cumulative effect of accounting change (SFAS 133)	—	—	—	(1,572)
Gain (loss) due to foreign currency translation adjustments	(667)	(1,435)	12,398	(3,786)
Gain (loss) on net investment hedge contracts	3,260	1,143	(9,563)	5,142
Amounts reclassified from other comprehensive income to net income	—	—	—	251

Comprehensive income	$149,948	$109,206	$426,920	$345,112

7.	The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended

	October 26,	October 27,
	2002	2001

	(Dollars in thousands except
	per share amounts)
Income from continuing operations	$147,355	$149,498
Net income	$147,355	$109,498
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	527,285,774	546,768,970
Dilutive effect of stock options and awards	5,049,072	5,390,694

Average common shares outstanding for diluted EPS	532,334,846	552,159,664

Income from continuing operations:
Basic earnings per share	$.28	$.27
Diluted earnings per share	$.28	$.27
Net income:
Basic earnings per share	$.28	$.20
Diluted earnings per share	$.28	$.20

	Thirty-Nine Weeks Ended

	October 26,	October 27,
	2002	2001

	(Dollars in thousands except
	per share amounts)
Income from continuing operations	$424,085	$385,077
Net income	$424,085	$345,077
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	534,969,308	552,620,702
Dilutive effect of stock options and awards	5,551,336	5,657,316

Average common shares outstanding for diluted EPS	540,520,644	558,278,018

Income from continuing operations:
Basic earnings per share	$.79	$.70
Diluted earnings per share	$.78	$.69
Net income:
Basic earnings per share	$.79	$.62
Diluted earnings per share	$.78	$.62

The weighted average common shares for the diluted earnings per share calculation excludes the incremental effect related to outstanding stock options when the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were 11.3 million such options excluded for the quarter and nine months ended October 26, 2002 and 10.8 million options excluded for the quarter and nine months ended October 27, 2001. The 16.9 million shares (on a post-split basis) attributable to the zero coupon convertible debt were excluded from the diluted earnings per share calculation in all periods presented because criteria for conversion had not been met.

8.	During the third quarter ended October 26, 2002, TJX repurchased 5.9 million shares of its common stock for a cost of $110.1 million. For the nine months ended October 26, 2002, TJX repurchased 20.5 million shares (adjusted for the two-for-one stock split) at a cost of $392.4 million. Since the inception of the second $1 billion stock repurchase program in July 2002, TJX has repurchased 10.8 million shares at a cost of $198.1 million through October 26, 2002.

9.	In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. TJX implemented SFAS No. 142 during our fiscal year beginning January 27, 2002. As a result of the new standard, TJX no longer amortizes goodwill or the Marshalls tradename which has an indefinite life.

The book values, as of October 26, 2002, amounted to $71.4 million for goodwill and $107.7 million for the Marshalls tradename. Goodwill of $70 million relates to the Marmaxx segment with the balance relating to Winners. Historically the goodwill asset amounts and the related amortization were not included in the segment results of these divisions but effective January 27, 2002, the assets are now included in the related segments. The value of the Marshalls tradename and the related amortization has always been included in the Marmaxx segment. No impairments have been recorded on these assets to date.

The first nine months of last year included goodwill amortization of $1.9 million and Marmaxx operating income for the nine months ended October 27, 2001, was reduced by $2.4 million for tradename amortization. Thus the impact of applying SFAS No. 142 in the nine months ended October 26, 2002, increased pre-tax income by $4.3 million, net income by $3.4 million and increased earnings per share less than a penny per share. On an annual basis the new standard is expected to increase net income by approximately $5 million, or $.01 per share.

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

10.	TJX evaluates the performance of its segments based on “operating income” which is defined as pre-tax income before general corporate expense, goodwill amortization and interest. Presented below is financial information on TJX’s business segments (In thousands):

	October 26,	October 27,
Thirteen Weeks Ended:	2002	2001

Net sales:
Marmaxx	$2,406,662	$2,271,893
Winners *	210,165	179,797
T.K. Maxx	185,585	126,307
HomeGoods	176,279	125,181
A.J. Wright	66,259	38,591

	$3,044,950	$2,741,769

Operating income (loss):
Marmaxx	$218,439	$244,266
Winners *	29,334	18,850
T.K. Maxx	12,225	2,149
HomeGoods	11,583	1,496
A.J. Wright	(5,693)	(3,108)

	265,888	263,653
General corporate expense	19,415	12,950
Goodwill amortization	—	651
Interest expense, net	7,313	8,537

Income from continuing operations before provision for income taxes	$239,160	$241,515

	October 26,	October 27,
Thirty-Nine Weeks Ended:	2002	2001

Net sales:
Marmaxx	$6,785,599	$6,269,190
Winners *	557,493	463,881
T.K. Maxx	472,868	333,818
HomeGoods	483,894	335,836
A.J. Wright	175,872	97,561

	$8,475,726	$7,500,286

Operating income (loss):
Marmaxx	$679,922	$646,586
Winners *	58,670	40,430
T.K. Maxx	15,265	6,408
HomeGoods	17,545	(2,392)
A.J. Wright	(11,896)	(10,183)

	759,506	680,849
General corporate expense	52,367	38,358
Goodwill amortization	—	1,955
Interest expense, net	19,470	18,441

Income from continuing operations before provision for income taxes	$687,669	$622,095

*	Includes the operating results of HomeSense stores which commenced operations in April 2001.

11.	The periods ended October 26, 2002, reflect an after-tax charge of approximately $10 million, or $.02 per diluted share, for the cost of a tentative settlement for claims relating to four California lawsuits. The lawsuits allege that the Company improperly classified store managers as exempt from California overtime laws. The suits are similar to numerous suits filed against retailers and others with operations in California. The settlement is subject to final negotiation and submission to the court for approval. The pre-tax cost of $16.0 million is reflected in selling, general and administrative expenses, with virtually the entire amount charged to the Marmaxx operating segment.

12.	Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

The Thirteen and Thirty-Nine Weeks Ended
October 26, 2002
Versus the Thirteen and Thirty-Nine Weeks Ended October 27, 2001

Historical earnings per share amounts have been restated to reflect a two-for-one stock split, distributed on May 8, 2002. All reference to earnings per share amounts are diluted earnings per share unless otherwise indicated.

Net sales for the third quarter of fiscal 2003 were $3,044.9 million, up 11% from $2,741.8 million in last year’s third quarter. Net sales for the thirty-nine week period this year were $8,475.7 million, a 13% increase over the prior year. Consolidated same store sales increased 2% for the third quarter ended October 26, 2002 and increased 4% for the nine-month period. Consolidated same store sales increased 3% for the third quarter ended October 2001, and increased 2% for the nine-month period ended October 2001. For the thirteen weeks ended October 2002, approximately 80% of the increase in net sales was due to new stores, with the balance due to increased same store sales. For the thirty-nine weeks ended October 2002, the increase in sales attributable to new stores amounted to approximately 70%, with the balance due to same store sales growth.

Income from continuing operations for the third quarter of fiscal 2003 was $147.4 million, or $.28 per share, versus $149.5 million, or $.27 per share last year. For the thirty-nine week period, income from continuing operations was $424.1 million, or $.78 per share, versus $385.1 million, or $.69 per share.

The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	75.2	75.1	75.0	75.2
Selling, general and administrative expenses	16.7	15.7	16.6	16.2
Interest expense, net	.2	.4	.3	.3

Income from continuing operations before provision for income taxes	7.9%	8.8%	8.1%	8.3%

Cost of sales including buying and occupancy costs, as a percentage of net sales, increased from the prior year for the quarter ended October 2002, and decreased for the nine-month period. The increase in this expense ratio in the quarter reflects an increase of .5% attributable to the Marmaxx division, primarily due to increased markdowns and an increase in the inventory shortage reserve versus the prior year. These markdowns were the result of unseasonably warm weather in September. The increase in this expense ratio attributable to Marmaxx was largely offset by the improvement in this ratio at Winners, T.K. Maxx and HomeGoods, largely due to the strong improvement in merchandise margins at these divisions. The improvement in this ratio for the nine months ended October 2002 is largely due to the improvement in Marmaxx’s merchandise margin, which was driven by a reduction in markdowns on a year-to-date basis, along with an improvement in this ratio at Winners, HomeGoods and A.J. Wright.

Selling, general and administrative expenses, as a percentage of net sales, increased from the prior year in both periods. Contributing to the increase in both periods is the pre-tax charge of $16 million for the estimated cost of settling claims relating to four California lawsuits. The lawsuits allege that TJX improperly classified store managers as exempt from California overtime laws. The impact of the tentative agreement increased selling, general and administrative expenses as a percentage of sales by .5% in the quarter and by .2% for the nine-month period. Also contributing to the increase in both periods were higher store payroll costs and an increase in retirement and medical costs as compared to the same periods last year. The increase in this expense ratio for the third quarter also reflects the effect of less than planned growth in sales.

Interest expense, net includes interest income of $1.7 million in the third quarter of the current fiscal year versus $2.0 million of interest income in the third quarter last year. The thirty-nine weeks ended this year includes interest income of $7.8 million versus $11.7 million of interest income last year. The reduction in interest income is due to lower interest rates. The decrease in gross interest expense, over the comparable periods last year is due to the inclusion in last year’s reporting periods of amortization of debt expenses relating to the zero coupon convertible notes.

Our effective income tax rate was 38.4% and 38.3% for the three and nine months ended October 26, 2002, respectively, versus 38.1% for the comparable periods last year. The increase in the effective income tax rate as compared to last year is due to the impact of foreign operations.

We evaluate the performance of our segments based on “operating income” which is defined as pre-tax income before general corporate expense, goodwill amortization and interest. The following is a summary of key operating statistics of our business segments (US dollars in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

Marmaxx
Net sales	$2,406.7	$2,271.9	$6,785.6	$6,269.2
Operating income	$218.4	$244.3	$679.9	$646.6
Operating margin	9.1%	10.8%	10.0%	10.3%
Percent increase in same store sales	1%	3%	3%	2%
Stores in operation at end of period			1,339	1,254

Winners
Net sales	$210.2	$179.8	$557.5	$463.9
Operating income	$29.3	$18.9	$58.7	$40.4
Operating margin	14.0%	10.5%	10.5%	8.7%
Percent increase in same store sales (local currency)	1%	3%	6%	3%
Stores in operation at end of period
Winners			145	129
HomeSense			15	7

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

T.K. Maxx
Net sales	$185.6	$126.3	$472.9	$333.8
Operating income	$12.2	$2.1	$15.3	$6.4
Operating margin	6.6%	1.7%	3.2%	1.9%
Percent increase in same store sales (local currency)	11%	0%	6%	5%
Stores in operation at end of period			120	99

HomeGoods
Net sales	$176.3	$125.2	$483.9	$335.8
Operating income (loss)	$11.6	$1.5	$17.5	$(2.4)
Operating margin	6.6%	1.2%	3.6%	(.7)%
Percent increase in same store sales	8%	7%	8%	5%
Stores in operation at end of period			139	109

A.J. Wright
Net sales	$66.3	$38.6	$175.9	$97.6
Operating (loss)	$(5.7)	$(3.1)	$(11.9)	$(10.2)
Operating margin	(8.6)%	(8.1)%	(6.8)%	(10.4)%
Percent increase in same store sales	5%	18%	12%	19%
Stores in operation at end of period			68	40

Marmaxx same store sales were slightly below our expectations for the third quarter reflecting unusually warm weather in September. Operating income was 11% below last year for the third quarter and 5% ahead of last year for the thirty-nine week period. The decline in the third quarter reflects increased markdowns necessitated by weak sales in September as well as a charge of $15.9 million for the tentative settlement of the four California lawsuits. The reduction in operating margin for the nine months ended October 2002 is primarily due to the charge in connection with the California lawsuits. Marmaxx continued to manage inventory levels well, maintaining liquidity and the ability to take advantage of good buying opportunities in the marketplace. As of October 26, 2002 average per store inventories, including warehouses were down 8% from the prior year.

Winners comparable store sales increased 1% for the quarter, being impacted by unseasonably warm weather early in the third quarter, but sales were aided by the strong performance of new stores. Operating margins and income for the quarter and nine months ended October 26, 2002 were well ahead of last year. Both periods ended October 26, 2002 reflect a reduction in markdowns versus the prior year as Winners managed its inventories well, maintaining liquidity. The HomeSense operating results are included with Winners, but are not material.

T.K. Maxx same store sales were above plan for the quarter and operating income was also above plan and significantly above last year. T.K. Maxx maintained very clean inventories throughout the quarter and was able to achieve very strong merchandise margins through reduced markdowns. T.K. Maxx’s operating margins also reflect the benefit of the levering of certain expenses as a result of its growth.

HomeGoods same store sales were above plan for the quarter and operating income was well above expectations and the prior year in both periods. Solid execution of its merchandising and inventory strategies resulted in increases in merchandise margins that drove the results. New stores performed well in both the three and nine month periods and operating margins in both periods also benefited from a high growth rate and the levering of expenses.

A.J. Wright’s operating income for the third quarter of fiscal 2003 was below plan. Same store sales for the third quarter were up 5% over last year. The third quarter was particularly impacted by the unseasonably warm weather during August and September. For the thirty-nine weeks ended October 26, 2002 same store sales were up 12%. A.J. Wright incurred higher operating losses in both the third quarter and year-to-date periods largely due to increased markdowns, especially in the third quarter.

Financial Condition

Cash flows from operating activities for the nine months ended October 26, 2002 and October 27, 2001 reflected the increase in net income and increases in inventories and accounts payable that are largely due to normal seasonal requirements and new stores.

Cash flows from operating activities were reduced by $26 million for payments against our reserve for discontinued operations during the nine months ended October 26, 2002. This reserve relates primarily to real estate leases of House2Home, Inc. and Zayre Stores, both of which were previously owned by TJX, for which TJX or a subsidiary is a lessee or guarantor. The companies that owned these operations have filed for relief under Chapter 11 of the Federal Bankruptcy Code and are in liquidation. The reserves were established at various times subsequent to TJX’s disposition of these businesses, when the companies suffered significant financial distress. These reserves reflect the estimated cost to TJX of these potential lease obligations. The reserves reflect mitigation of the number and cost of the lease obligations for which we may have liability as a result of various factors including assignments to third parties, lease terminations, expirations, subleases, buyouts, modifications and other actions, legal defenses, use by TJX for our own store opening program, and indemnification by BJ’s Wholesale Club, Inc. in the case of House2Home leases.

House2Home (formerly known as Waban, Inc., HomeClub, Inc. and HomeBase, Inc.) was spun-off by TJX in 1989, along with BJ’s Wholesale Club. In 1997, House2Home spun-off BJ’s Wholesale Club, Inc., and BJ’s Wholesale Club agreed to indemnify TJX for all liabilities relating to the House2Home leases with respect to the period through January 31, 2003, and 50% of such liabilities thereafter. On November 7, 2001, House2Home, Inc. filed for a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and is liquidating its business. At the time of House2Home’s announcement we believed there were up to 41 leases for which we could be liable. As of October 26, 2002, up to 16 leases remain for which we may be liable as a result of assignments to third parties, negotiated buyouts and lease expirations. As of October 26, 2002, the total present value of the after-tax cost of these remaining 16 leases was approximately $30 million without reflecting any mitigating factors other than indemnification by BJ’s Wholesale Club.

TJX completed the sale of the former Zayre Stores division to Ames Department Stores, Inc. in 1988. In a 1992 bankruptcy reorganization of Ames, many former Zayre leases were disposed of by Ames or TJX through assignments and buyouts. The net cost of the small number of remaining leases assumed by TJX in that reorganization, that have been only partially mitigated through subletting, is charged to the reserve. On August 20, 2001, Ames again filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and is liquidating its business. At the time of the 2001 Ames bankruptcy announcement, we believed that there were up to approximately 60 to 90 leases of former Zayre stores for which we may have contingent obligations and subsequently reduced this estimate to approximately 60 to 70 leases based on information received from Ames. As of October 26, 2002, Ames had rejected or sought authority to reject 14 leases for which we may be liable. In mid-November 2002, Ames sought authority to reject an additional 13 leases for which we may be liable.

The reserve for discontinued operations as of October 26, 2002 and October 27, 2001 is summarized below:

	Thirty-NineWeeks Ended

	October 26,	October 27,
In Thousands	2002	2001

Balance at beginning of year	$87,284	$25,512
Additions to the reserve	—	66,528
Charges against the reserve:
Lease related obligations	(26,798)	(3,515)
All other (charges)/credits	492	330

Balance at end of period	$60,978	$88,855

We have made significant progress on settling our obligations with respect to House2Home leases, but the recent number of lease rejections sought by Ames has exceeded our estimates. Overall, we believe our reserve for discontinued operations is adequate to meet the costs we may incur with respect to House2Home and Ames leases and that the future liability to TJX with respect to these leases will not have a material adverse effect on our financial condition, operating results or cash flows. Changes in the underlying assumptions, such as additional expenses for lease settlements or future Ames lease rejections, could require us to increase this reserve, although we do not expect that any increase would be material to our financial condition, results of operations or cash flows.

We are also contingently liable on up to 25 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club, Inc. is primarily liable. We believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

Investing activities relate primarily to property additions for new stores, store improvements and renovations and expansion of our distribution network. Investing activities for the period ended October 27, 2001 included $5.5 million of advances we made under a construction loan agreement in connection with the expansion of our leased home office facility.

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

Financing activities for the period ended October 26, 2002, include cash expenditures of $392.4 million for the repurchase of common stock as compared to $326.9 million last year. During July 2002, we completed our $1 billion stock repurchase program and announced our intention to repurchase an additional $1 billion of common stock over several years. Since the inception of the new $1 billion stock repurchase program, through October 26, 2002, we have repurchased and retired 10.8 million shares at a total cost of $198.1 million. During the quarter ended October 26, 2002, we repurchased and retired 5.9 million shares at a total cost of $110.1 million. For the thirty-nine weeks ended October 26, 2002, we repurchased and retired 20.5 million shares at a total cost of $392.4 million. Financing activities for the period ended October 27, 2001, include the proceeds of $347.6 million received from the February 2001 issue of $517.5 million zero coupon convertible subordinated notes.

On March 26, 2002, we entered into a $350 million five-year revolving credit facility and a $300 million 364-day revolving credit facility, replacing our $500 million five-year and $250 million 364-day agreements which were scheduled to expire during fiscal 2003. The new credit facilities have essentially the same terms and conditions as the credit facilities they replaced. Effective May 3, 2002 and July 19, 2002 amendments to these agreements were signed that have increased the $350 million, five-year credit facility to $370 million and the $300 million 364-day credit facility to $320 million.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities including store closing activities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We are evaluating the effect of the adoption of SFAS No. 146 and do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

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

PART I	(Continued)

Item 4	Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II.	Other Information

Item 1	Legal Proceedings

The Company has tentatively agreed to settle four lawsuits pending in the California Superior Court collectively alleging that the Company improperly classified store managers as exempt from California overtime laws. The settlement is subject to final negotiation of definitive agreements and submission to the court for approval.

Item 6(a)	Exhibits

99.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K during the quarter ended October 26, 2002 relating to the certifications of the Company’s financial statements for the fiscal year ended January 26, 2002, by the Chief Executive Officer and the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)

Date: December 10, 2002

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002
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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002

/s/ Donald G. Campbell
	Name:	Donald G. Campbell
	Title:	Executive Vice President and Chief Financial Officer