Form 10-K
period 2003-01-25
TJX COMPANIES INC /DE/
filed 2003-04-25
CIK 109198

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

/X/Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
or
/ /Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended January 25, 2003	Commission file number 1- 4908

The TJX Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2207613 (IRS Employer Identification No.)

770 Cochituate Road Framingham, Massachusetts (Address of principal executive offices)	01701 (Zip Code)

Registrant’s telephone number, including area code (508) 390-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00	New York Stock Exchange

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
YES [X] NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[    ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
     YES [X] NO:[   ]

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant on July 27, 2002 was $9,409,463,718.

     There were 514,458,723 shares of the Registrant’s common stock, $1.00 par value, outstanding as of March 29, 2003.

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended January 25, 2003 (certain parts as indicated herein) (Parts I and II). Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2003 (Part III).

PART I
ITEM 1. Business
T.J. MAXX AND MARSHALLS
WINNERS
T.K. MAXX
HOMEGOODS
A.J. WRIGHT
EMPLOYEES
COMPETITION
CREDIT
BUYING AND DISTRIBUTION
TRADEMARKS
SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SEC FILINGS
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
ITEM 14. Controls and Procedures
ITEM 15. Principal Accountant Fees and Services.
PART IV
ITEM 16 Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CONSENT OF INDEPENDENT ACCOUNTANTS
Ex-10.2 Amend No. 3 to the 364 Day Rev Credit Agmt
Ex-10.17 The Restoration Agreement 12/31/02
Ex-10.19 The Restoration Agreement 1/20/03
Ex-10.20 Modification Agreement 1/20/03
Ex-13 Portions of the Annual Report
Ex-14 TJX's Code of Ethics
Ex-21 List of Subsidiaries
Ex-24 Power of Attorney
Ex-99.1 Certification of Chief Executive Officer
Ex-99.2 Certification of Chief Financial Officer

PART I

ITEM 1. Business

     We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. We have positioned ourselves as a synergistic group of off-price businesses. We offer off-price family apparel and home fashions through our T.J. Maxx, Marshalls and A.J. Wright chains in the United States, our Winners chain in Canada and our T.K. Maxx chain in the United Kingdom and Ireland. We also operate HomeGoods in the United States, a chain that focuses exclusively on off-price home fashions, and we launched a Canadian home fashions chain called HomeSense in fiscal 2002. The target customer for all of our chains, except A.J. Wright, is the middle to upper-middle income shopper with the same profile as a department or specialty store customer. A.J. Wright targets a more moderate income customer.

     Our mission is to deliver an exciting, fresh and rapidly changing assortment of brand-name merchandise at excellent values to our customers. We define value as the combination of quality, fashion and price. With approximately 300 buyers worldwide and about 9,000 vendors, we believe we are well positioned to continue accomplishing this goal. Our key strengths include:

•	expertise in off-price buying;

•	substantial buying power;

•	solid relationships with many manufacturers and other merchandise suppliers;

•	deep organization with decades of experience in off-price retailing, and

•	off-price inventory management systems and distribution networks.

     As an off-price retailer, we offer fine-quality, name brand and designer family apparel and home fashions every day at substantial savings from comparable department and specialty store regular prices. We can offer these every day savings as a result of our opportunistic buying strategies, rapid inventory turns and low expense structure.

     We purchase much of our inventory opportunistically. Different from traditional retailers which order goods far in advance of the time they will appear on the selling floor, TJX buyers are in the marketplace virtually every week. By maintaining a liquid inventory position, our buyers can buy close to need, enabling them to buy into current market trends and take advantage of the opportunities in the marketplace. As a result, we can offer our customers rapidly changing inventory at every-day prices substantially lower than regular department and specialty store prices. Due to the unpredictable nature of consumer demand in the marketplace, we are regularly able to buy the vast portion of our inventory directly from manufacturers, with some merchandise coming from retailers and others. Virtually all of our buys are made at significant discounts from initial wholesale prices. TJX sources its merchandise from approximately 9,000 vendors. We generally purchase merchandise to sell in the current selling season as well as a limited quantity of packaway merchandise that we buy specifically to store and sell in a future selling season. We are willing to purchase less than a full assortment of styles and sizes. We pay promptly and do not ask for typical retail concessions such as promotional and markdown allowances or return privileges or delivery concessions such as drop shipments to stores or delayed deliveries. Our financial strength, strong reputation and ability to sell large quantities of merchandise through a geographically diverse network of stores gives us excellent access to leading branded merchandise.

     We rely heavily on sophisticated, internally developed inventory controls that permit a virtually continuous flow of merchandise into our stores. For example, highly automated storage and distribution systems track, allocate and deliver an average of 12,000 items per week to each

T.J. Maxx and Marshalls store. In addition, specialized computer inventory planning, purchasing and monitoring systems, coupled with warehouse storage, processing, handling and shipping systems, permit a continuous evaluation and rapid replenishment of store inventory. Pricing, markdown decisions and store inventory replenishment requirements are determined centrally, using satellite-transmitted information provided by point-of-sale computer terminals. This process allows us to achieve rapid in-store inventory turnover on a vast array of product and sell substantially all merchandise within targeted selling periods.

     We operate with a low cost structure relative to many other retailers. While we seek to provide a pleasant, easy shopping environment with emphasis on customer convenience, we do not spend large sums on store fixtures. Similarly, our advertising budget as a percent of sales is low with our advertising focused on awareness of shopping at our stores rather than promoting particular merchandise. Our high sales per square foot productivity and rapid inventory turnover also provides expense efficiencies.

     Because all of our chains operate with the same off-price strategies and systems, we are able to capitalize upon expertise and best practices in all our chains, develop associates by transferring them from one chain to another and grow our various businesses efficiently and effectively.

     During the fiscal year ended January 25, 2003, we derived 87.4% of our sales from the United States (30.8% from the Northeast, 16.0% from the Midwest, 26.7% from the South, 0.9% from the Central Plains, 13.0% from the West), 6.6% from Canada and 6.0% from Europe (specifically in the United Kingdom and Ireland).

     Unless otherwise indicated, all store information is as of January 25, 2003. All references to store square footage are to gross square feet. Fiscal 2002 means the fiscal year ended January 26, 2002, fiscal 2003 means the fiscal year ended January 25, 2003 and fiscal 2004 means the fiscal year ending January 31, 2004. Our business is subject to seasonal influences, which causes us generally to realize higher levels of sales and income in the second half of the year. This is common in the apparel retail business. We are incorporating by reference our segment information from pages 40 and 41 of the Annual Report under the caption “Segment Information.”

T.J. MAXX AND MARSHALLS

     T.J. Maxx is the largest off-price retail chain in the United States, with 713 stores in 47 states. Marshalls is the second-largest off-price retailer in the United States, with 615 stores in 42 states as well as 14 stores in Puerto Rico. We maintain the separate identities of the T.J. Maxx and Marshalls stores through merchandising, marketing and store appearance. This encourages our customers to shop at both chains.

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

     T.J. Maxx and Marshalls operate with a common buying and merchandising organization and have consolidated administrative functions, including finance and human resources. The combined organization, known internally as The Marmaxx Group, offers us increased leverage to purchase merchandise at favorable prices and allows us to operate with a lower cost structure. These advantages are key to our ability to sell quality, brand name merchandise at substantial discounts from department and specialty store regular prices.

     T.J. Maxx and Marshalls stores are generally located in suburban community shopping centers. T.J. Maxx stores average approximately 30,000 square feet. Marshalls stores average approximately 31,000 square feet. We currently expect to add a net of 79 stores in fiscal 2004. Ultimately, we believe that T.J. Maxx and Marshalls together can operate approximately 1,800 stores in the United States and Puerto Rico.

WINNERS

     Winners is the leading off-price retailer in Canada, offering off-price designer and brand name women’s apparel and shoes, lingerie, accessories, domestics, giftware, menswear and children’s clothing. We currently operate a total of 146 Winners stores which average approximately 28,000 square feet. Beginning in fiscal 2001, selected stores added fine jewelry departments. We expect to add 13 Winners stores in fiscal 2004. Ultimately, we believe the Canadian market can support approximately 200 Winners stores.

     Winners opened our first seven HomeSense stores, in Canada, in fiscal 2002 and added 8 stores in fiscal 2003 to finish the year with 15 stores. Like our HomeGoods chain, HomeSense offers off-price home fashions. HomeSense stores average approximately 25,000 square feet. We currently expect to add 8 stores in fiscal 2004. We believe that Canada could support approximately 80 HomeSense stores in the long-term.

T.K. MAXX

     T.K. Maxx is the only major off-price retailer in any European country. T.K. Maxx utilizes the same off-price strategies employed by T.J. Maxx, Marshalls and Winners and offers the same type of merchandise. We currently operate 123 T.K. Maxx stores in the United Kingdom and Ireland. T.K. Maxx stores average approximately 26,000 square feet. T.K. Maxx opened 22 stores in the United Kingdom in fiscal 2003. We currently expect to add a total of 30 stores in the United Kingdom and Ireland in fiscal 2004. We believe that the U.K. and Ireland can support approximately 300 to 350 stores in the long-term. We also continue to see the European continent as a viable longer-term growth opportunity for T.K. Maxx and we believe that the European continent could ultimately support approximately 250 additional stores.

HOMEGOODS

     HomeGoods was the first off-price retail chain to focus exclusively on the home fashions market. HomeGoods offers a broad array of giftware, accent furniture, lamps, rugs, accessories and seasonal merchandise for the home. Many of the HomeGoods stores are stand-alone stores; however, we also combine HomeGoods stores with a T.J. Maxx or Marshalls store in a superstore format that we call T.J. Maxx ‘N More or Marshalls Mega-Store. Stand-alone HomeGoods stores average approximately 28,000 square feet. In superstores, which average approximately 53,000 square feet, we dedicate an average of 21,000 square feet to HomeGoods. The 142 stores open at year-end include 87 stand-alone stores and 55 superstores. In fiscal 2004, we anticipate adding a net of 37 HomeGoods stores, including superstores. We believe that the U.S. market could support approximately 500 freestanding HomeGoods stores and 150 superstores in the long-term.

A.J. WRIGHT

     A.J. Wright, a relatively young chain launched in fiscal 1999, brings our off-price concept to a different demographic customer, the moderate income shopper. A.J. Wright stores offer branded family apparel, accessories, shoes, domestics, giftware and special situation purchases. A.J. Wright stores average approximately 26,000 square feet. We added 30 A.J. Wright stores in fiscal 2003 and operated 75 stores at fiscal year end. We currently expect to open 25 A.J. Wright stores in fiscal 2004. We believe this developing business offers us the long-term opportunity to open over 1,000 A.J. Wright stores throughout the United States.

     We operated stores in the following locations as of January 25, 2003:

	T.J. Maxx	Marshalls	HomeGoods*	A.J.Wright

Alabama	12	5	1	—
Arizona	9	7	1	—
Arkansas	6	—	—	—
California	58	79	10	—
Colorado	10	6	—	—
Connecticut	25	21	8	4
Delaware	3	3	1	—
District of Columbia	1	—	—	—
Florida	52	49	12	—
Georgia	28	26	6	—
Idaho	3	1	1	—
Illinois	36	38	8	6
Indiana	11	5	—	4
Iowa	4	2	—	—
Kansas	4	3	—	—
Kentucky	10	3	3	—
Louisiana	6	8	—	—
Maine	5	1	2	1
Maryland	9	16	4	5
Massachusetts	44	43	16	13
Michigan	30	18	5	6
Minnesota	13	9	2	—
Mississippi	5	2	—	—
Missouri	10	9	3	—
Montana	2	—	—	—
Nebraska	2	1	—	—
Nevada	4	6	—	—
New Hampshire	11	7	4	1
New Jersey	21	33	11	4
New Mexico	3	2	—	—
New York	44	48	14	8
North Carolina	21	15	4	—
North Dakota	3	—	—	—
Ohio	34	16	5	9
Oklahoma	3	1	—	—
Oregon	5	4	—	—
Pennsylvania	37	26	2	4
Puerto Rico	—	14	3	—
Rhode Island	5	5	3	3
South Carolina	13	7	2	—
South Dakota	1	—	—	—
Tennessee	18	10	1	—
Texas	30	46	2	—
Utah	6	—	—	—
Vermont	2	1	1	—
Virginia	28	20	2	7
Washington	12	6	—	—
West Virginia	2	2	1	—
Wisconsin	12	5	4	—

Total Stores	713	629	142	75

Winners operated 146 stores in Canada: 19 in Alberta, 4 in Manitoba, 68 in Ontario, 25 in Quebec, 4 in Nova Scotia, 5 in Saskatchewan, 16 in British Columbia, 3 in New Brunswick, 1 in Newfoundland and 1 on Prince Edward Island.

HomeSense operated 15 stores in Canada: 13 in Ontario and 2 in British Columbia.

T.K. Maxx operated 120 stores in the United Kingdom and 3 stores in the Republic of Ireland.

*The HomeGoods store locations include the HomeGoods portion of a T.J. Maxx ‘N More or a Marshalls Mega-Store.

EMPLOYEES

     At January 25, 2003, we had approximately 94,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees during the peak back-to-school and holiday seasons.

COMPETITION

     The retail apparel and home fashion business is highly competitive. Our customers focus upon fashion, quality, price, merchandise selection and freshness, brand name recognition and, to a lesser degree, store location. We compete with local, regional and national department, specialty and off-price stores. We also compete to some degree with any retailer that sells apparel and home fashions in stores, through catalogues or over the internet. We purchase most of our inventory opportunistically and compete for that merchandise with other national and regional off-price apparel and outlet stores. We also compete with other retailers for store locations.

CREDIT

     Our stores operate primarily on a cash-and-carry basis. Each chain accepts credit sales through programs offered by banks and others. While TJX does not operate its own customer credit card program or maintain customer credit receivables, a TJX Visa card is offered through a major bank for our domestic divisions. The rewards program associated with this card is partially funded by TJX.

BUYING AND DISTRIBUTION

     We operate a centralized buying organization that services both the T.J. Maxx and Marshalls chains while each of our other chains has its own centralized buying organization. All of our chains are serviced through their own distribution networks.

TRADEMARKS

     Our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, HomeSense, T.K. Maxx and A.J. Wright, are registered in relevant countries. Our rights in these trademarks and service marks endure for as long as they are used.

SAFE HARBOR STATEMENTS UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Various statements made in this annual report, including some of the statements made under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements:

•	general economic conditions including effects of wars, other military actions and terrorist incidents;

•	consumer confidence, demand and preferences;

•	weather patterns;

•	competitive factors, including continuing pressure from pricing and promotional activities of competitors;

•	the impact of excess retail capacity and the availability of desirable store and distribution center locations on suitable terms;

•	recruiting quality sales associates and other associates;

•	the availability, selection and purchasing of attractive merchandise on favorable terms and the effective management of inventory levels;

•	import risks, including potential disruptions in supply and duties, tariffs and quotas on imported merchandise, including economic, political or other problems in countries from which merchandise is imported;

•	currency and exchange rate factors in our foreign and buying operations;

•	ability to continue successful expansion of our store base at the rate projected;

•	risks in the development of new businesses and application of our off-price strategies in additional foreign countries;

•	factors affecting expenses including pressure on wages and benefits;

•	our acquisition and divestment activities;

•	our ultimate liability with respect to leases relating to discontinued operations including indemnification and other factors affecting or mitigating our liability, and

•	changes in laws and regulations.

     We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

SEC FILINGS

Copies of our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those filings, are available free of charge on our website, www.tjx.com under “SEC Filings,” as soon as reasonably practicable after they are filed electronically. They are also available free of charge from TJX Investor Relations, 770 Cochituate Road, Framingham, Massachusetts, 01701.

     Also available on the TJX corporate website are a summary of our Associate Code of Conduct, our Code of Ethics for TJX Executives, information about our Vendor Compliance Program, our Corporate Governance Principles and Charters for our Board Committees.

ITEM 2. Properties

     We lease virtually all of our store locations, generally for 10 years with an option to extend the lease for one or more 5 year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and for a specified payment.

     The following is a summary of our primary distribution centers and administration office locations as of January 25, 2003. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied:

Distribution Centers
T.J. Maxx	Worcester, Massachusetts	(500,000 s.f. - owned)
	Evansville, Indiana	(983,000 s.f. - owned)
	Las Vegas, Nevada	(713,000 s.f. shared with Marshalls - owned)
	Charlotte, North Carolina	(600,000 s.f. - owned)
	Pittston Township, Pennsylvania	(1,025,000 s.f. - owned)

Marshalls	Decatur, Georgia	(780,000 s.f. - owned and 189,000 s.f. - leased)
	Woburn, Massachusetts	(560,000 s.f. - leased)
	Bridgewater, Virginia	(672,000 s.f. - leased)
	Philadelphia, Pennsylvania	(998,000 s.f. - leased)

Winners and HomeSense	Brampton, Ontario	(506,000 s.f. - leased)
	Mississauga, Ontario	(657,000 s.f. - leased)

HomeGoods	Mansfield, Massachusetts	(343,000 s.f. - leased)
	Brownsburg, Indiana	(805,000 s.f. - owned)

T.K. Maxx	Milton Keynes, England	(108,000 s.f. - leased)
	Wakefield, England	(175,000 s.f. - leased)
	Stoke, England	(261,000 s.f. - leased)
	Rochdale, England	( 84,000 s.f. - leased)
	Hatfield, England	( 90,000 s.f. - leased)

A.J. Wright	Fall River, Massachusetts	(500,000 s.f. - owned)

Office Space
TJX, T.J. Maxx, Marshalls, HomeGoods, A.J. Wright	Framingham, Massachusetts	(1,124,000 s.f. - leased in several buildings)

Winners and HomeSense	Mississauga, Ontario	(109,000 s.f. - leased)

T.K. Maxx	Watford, England	(55,000 s.f. - leased)

     The table below indicates the approximate average store size as well as the gross square footage of stores and distribution centers, by division, as of January 25, 2003.

		Total Square Feet

		(In Thousands)

	Average		Distribution
	Store Size	Stores	Centers

T.J. Maxx	30,000	21,065	3,821
Marshalls	31,000	19,510	3,199
Winners (1)	28,000	4,079	1,163
HomeSense	25,000	370	—
HomeGoods (2)	25,000	3,611	1,148
T.K. Maxx	26,000	3,249	718
A.J. Wright	26,000	1,942	500

Total		53,826	10,549

(1)	Distribution centers currently service both Winners and HomeSense stores.

(2)	A HomeGoods stand-alone store averages 28,000 square feet, while the HomeGoods portion of a superstore format averages 21,000 square feet.

ITEM 3. Legal Proceedings

TJX has tentatively agreed to settle four lawsuits pending in the California Superior Court collectively alleging that TJX improperly classified store managers and assistant store managers as exempt from California overtime law. The settlement is subject to final negotiation of definitive agreements and submission to the court for approval.

There is no other litigation pending against TJX or any of its subsidiaries which TJX believes is material.

ITEM 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of TJX’s security holders during the fourth quarter of fiscal 2003.

ITEM 4A. Executive Officers of the Registrant

		Office and Employment
Name	Age	During Last Five Years

Arnold Barron	55	Executive Vice President, Chief Operating Officer of The Marmaxx Group since 2000. Senior Vice President, Group Executive of TJX from 1996 to 2000. Senior Vice President, General Merchandise Manager of the T.J. Maxx Division from 1993 to 1996; Senior Vice President, Director of Stores, 1984 to 1993; various store operation positions with TJX, 1979 to 1984.

Bernard Cammarata	63	Chairman of the Board since 1999 and Chief Executive Officer of TJX from 1989 to 2000. President of TJX 1989 to 1999 and Chairman of TJX’s T.J. Maxx Division from 1986 to 1995 and of The Marmaxx Group from 1995 to 2000. Executive Vice President of TJX from

		Office and Employment
Name	Age	During Last Five Years

		1986 to 1989; President, Chief Executive Officer and a Director of TJX’s former TJX subsidiary from 1987 to 1989 and President of TJX’s T.J. Maxx Division from 1976 to 1986.

Donald G. Campbell	51	Executive Vice President - Finance since 1996 and Chief Financial Officer of TJX since 1989. Senior Vice President - Finance, from 1989 to 1996. Senior Financial Executive of TJX, 1988 to 1989; Senior Vice President - Finance and Administration, Zayre Stores Division, 1987 to 1988; Vice President and Corporate Controller of TJX, 1985 to 1987; various financial positions with TJX, 1973 to 1985.

Edmond J. English	50	Chief Executive Officer of TJX since 2000 and President and Director of TJX since 1999. Chairman of The Marmaxx Group since 2000. Chief Operating Officer from 1999 to 2000, Senior Vice President and Group Executive from 1998 to 1999; Executive Vice President, Merchandising, Planning and Allocation of The Marmaxx Group from 1997 to 1998; Senior Vice President, Merchandising from 1995 to 1997; Vice President, Senior Merchandise Manager of the T.J. Maxx Division from 1991 to 1995; and has held various merchandising positions with TJX, from 1983 to 1991.

Peter A. Maich	55	Executive Vice President, Group Executive of TJX since 2000. Executive Vice President, Merchandising, The Marmaxx Group from 1996 to 2000; President of the T.J. Maxx Division, 1994 to 1996; various senior merchandising and operations positions at T.J. Maxx from 1985 to 1994.

Carol Meyrowitz	48	Executive Vice President of TJX and President of The Marmaxx Group since 2001. Executive Vice President, Merchandising, The Marmaxx Group from 2000 to 2001 and Senior Vice President, Merchandising from 1999 to 2000. Executive Vice President, Merchandising, Chadwick’s of Boston, Ltd. from 1996 to 1999; Senior Vice President, Merchandising from 1991 to 1996 and Vice President, Merchandising from 1989 to 1991. Vice President, Division Merchandise Manager, Hit or Miss from 1987 to 1989.

Alex Smith	50	Executive Vice President, Group Executive, International, of TJX since 2001. Managing Director of T.K. Maxx from 1995 to 2001. Managing Director of Lane Crawford from 1994 to 1995. Managing Director of Owen Owen plc from 1990 to 1993 and Merchandise Director from 1987 to 1990.

     All officers hold office until the next annual meeting of the Board in June 2003 and until their successors are elected, or appointed, and qualified.

PART II

ITEM 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters

The information required by this Item is incorporated by reference from page 54 of the Annual Report, under the caption “Price Range of Common Stock,” and from inside the back-cover of the Annual Report, under the caption “Shareholder Information.”

ITEM 6.	Selected Financial Data

The information required by this Item is incorporated by reference from page 17 of the Annual Report, under the caption “Selected Financial Data.”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference from pages 43 through 53 of the Annual Report, under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

TJX is exposed to foreign currency exchange rate risk on its investment in its Canadian (Winners) and European (T.K. Maxx) operations. As more fully described in Note C to our consolidated financial statements, on pages 27-28 of our Annual Report, we hedge a significant portion of our net investment and certain merchandise commitments in these operations with derivative financial instruments. TJX enters into derivative contracts only when there is an underlying economic exposure. TJX utilizes currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures, most of which are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 25, 2003 the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

TJX has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year. As of January 25, 2003, the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8.	Financial Statements and Supplementary Data

The information required by this Item and not filed with this report as Financial Statement Schedules is incorporated by reference from pages 18 through 41 of the Annual Report, under the captions; “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” and “Notes to Consolidated Financial Statements.”

ITEM 9.	Disagreements on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 25, 2003. The information required by this Item and not given in Item 4A, under the caption “Executive Officers of the Registrant,” is incorporated by reference from pages 2 through 10 and 12 of the Proxy Statement, under the captions “Election of Directors,” “Corporate Governance-Code of Ethics for TJX Executives”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference from pages 13 through 20 of the Proxy Statement, under the caption “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from pages 11 through 12 of the Proxy Statement, under the caption “Beneficial Ownership.”

The following table provides certain information as of January 25, 2003 with respect to our equity compensation plans:

Equity Compensation Plan Information
Plan Category	(a)	(b)	(c)

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in (a))
Equity compensation plans approved by security holders	37,195,769	$15.28	21,035,054
Equity compensation plans not approved by security holders(1)	N/A	N/A	N/A
Total	37,195,769	$15.28	21,035,054

(1) There are no plans that are not subject to shareholder approval.

For additional information concerning our equity compensation plans, see Note E to our consolidated financial statements, on page 29 of our Annual Report, which is incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from page 18 of the Proxy Statement, under the caption “Retirement Plans.”

ITEM 14.	Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

ITEM 15.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from page 8 of the Proxy Statement, under the caption “Audit Committee Report.”

PART IV

ITEM 16.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statement Schedules

The Financial Statements filed as part of this report are listed and indexed at Page F-1.

(b)	Reports on Form 8-K

TJX did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2003.

(c)	Exhibits

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

Each other instrument relates to long-term debt securities the total amount of which does not exceed 10% of the total assets of TJX and its subsidiaries on a consolidated basis. TJX agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

10.1	Five-Year Revolving Credit Agreement dated as of March 26, 2002 among the financial institutions as lenders, Bank One, NA, Fleet National Bank, The Bank of New York, Bank of America, N.A. and JPMorgan Chase Bank, as co-agents, and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-K for the fiscal year ended January 26, 2002. Amendment No. 1 to the Five-Year Revolving Credit Agreement, dated as of May 3, 2002 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 27, 2002. Amendment No. 2 to the Five-Year Revolving Credit Agreement, dated as of July 19, 2002 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 27, 2002.

10.2	364-day Revolving Credit Agreement dated as of March 26, 2002 among the financial institutions as lenders, Bank One, NA, Fleet National Bank, The Bank of New York, Bank of America, N.A. and JPMorgan Chase Bank, as co-agents, and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended January 26,

2002. Amendment No. 1 to the 364-Day Revolving Credit Agreement, dated as of May 3, 2002 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended April 27, 2002. Amendment No. 2 to the 364-Day Revolving Credit Agreement, dated as of July 19, 2002 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 27, 2002. Amendment No. 3 to the 364-Day Revolving Credit Agreement dated as of March 24, 2003 is filed herewith.

10.3	The Employment Agreement dated as of April 17, 2000 between Edmond J. English and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 29, 2000. *

10.4	The Employment Agreement dated as of April 17, 2000 between Bernard Cammarata and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended April 29, 2000. *

10.5	The Amended and Restated Employment Agreement dated as of January 31, 1998 with Richard Lesser is incorporated herein by reference to Exhibit 10.3 to the Form 10-K filed for the fiscal year ended January 31, 1998. The Amendment to the Employment Agreement dated as of December 6, 2001 is incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended January 26, 2002. *

10.6	The Amended and Restated Employment Agreement dated as of January 28, 2001 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended April 28, 2001. *

10.7	The Employment Agreement and the Change of Control Severance Agreement dated as of January 28, 2001 with Carol Meyrowitz are incorporated herein by reference to Exhibit 10.1 and 10.2 to the Form 10-Q filed for the quarter ended April 28, 2001. *

10.8	The Employment Agreement dated as of January 31, 2000 with Arnold Barron is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 28, 2000. The amendment to the Employment Agreement dated August 30, 2001 is incorporated herein by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended January 26, 2002. *

10.9	The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997. *

10.10	The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994. *

10.11	The Stock Incentive Plan, as amended through June 5, 2001, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 28, 2001. *

10.12	The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997. *

10.13	The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The related Second Amendment, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. *

10.14	The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. *

10.15	The Executive Savings Plan and related Amendments No. 1 and No. 2, effective as of October 1, 1998, is incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the fiscal year ended January 30, 1999. *

10.16	The Agreement and the Form of the related Split Dollar Agreements dated October 28, 1999 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1999. *

10.17	The Restoration Agreement and related letter agreement regarding conditional reimbursement dated December 31, 2002 between TJX and Bernard Cammarata are filed herewith. *

10.18	The Agreement and the Form of the related Split Dollar Agreements dated February 29, 2000 between TJX and Richard Lesser are incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the fiscal year ended January 29, 2000. *

10.19	The Restoration Agreement dated January 20, 2003 between TJX and Richard Lesser is filed herewith. *

10.20	The Modification Agreement dated January 20, 2003 among TJX, Boston Private Bank and Trust Company, Trustee, and Richard G. Lesser is filed herewith.*

10.21	The form of Indemnification Agreement between TJX and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

10.22	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.23	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.24	The Trust Agreement for Executive Savings Plan dated as of October 6, 1998 between TJX and Fleet Financial Bank is incorporated herein by reference to Exhibit 10.21 to the Form 10-K filed for the fiscal year ended January 29, 2000. *

10.25	The Distribution Agreement dated as of May 1, 1989 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to TJX’s Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.

10.26	The Indemnification Agreement dated as of April 18, 1997 by and between TJX and BJ’s Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.

13	Annual Report to Security Holders:

Portions of the Annual Report to Stockholders for the fiscal year ended January 25, 2003 are filed herewith.

14	Code of Ethics:

TJX’s Code of Ethics for TJX Executives is filed herewith.

21	Subsidiaries:

A list of the Registrant’s subsidiaries is filed herewith.

23	Consents of Experts and Counsel:

The Consent of PricewaterhouseCoopers LLP is contained on Page F-2 of the Financial Statements filed herewith.

24	Power of Attorney:

The Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.

99.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

99.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

Dated: April 25, 2003	/s/ Donald G. Campbell

Donald G. Campbell Executive Vice President – Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ EDMOND J. ENGLISH	/s/ DONALD G. CAMPBELL

Edmond J. English, President	Donald G. Campbell, Executive
and Principal Executive Officer	Vice President - Finance,
and Director	Principal Financial and
Accounting Officer

DAVID A. BRANDON*	RICHARD G. LESSER*

David A. Brandon, Director	Richard G. Lesser, Director

BERNARD CAMMARATA*	JOHN F. O’BRIEN*

Bernard Cammarata, Director	John F. O’Brien, Director

GARY L. CRITTENDEN*	ROBERT F. SHAPIRO*

Gary L. Crittenden, Director	Robert F. Shapiro, Director

GAIL DEEGAN*	WILLOW B. SHIRE*

Gail Deegan, Director	Willow B. Shire, Director

DENNIS F. HIGHTOWER*	FLETCHER H. WILEY*

Dennis F. Hightower, Director	Fletcher H. Wiley, Director

	* By	/s/ DONALD G. CAMPBELL

Dated: April 25, 2003		Donald G. Campbell as attorney-in-fact

CERTIFICATIONS

I, Edmond J. English, certify that:

1.	I have reviewed this annual report on Form 10-K of The TJX Companies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ Edmond J. English Name: Edmond J. English Title: President and Chief Executive Officer

I, Donald G. Campbell, certify that:

1.	I have reviewed this annual report on Form 10-K of The TJX Companies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ Donald G. Campbell Name: Donald G. Campbell Title: Executive Vice President and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

THE TJX COMPANIES, INC.

FORM 10-K

ANNUAL REPORT

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended
January 25, 2003, January 26, 2002
and January 27, 2001

THE TJX COMPANIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended January 25, 2003, January 26, 2002 and
January 27, 2001

Report of Independent Accountants	42*
Consent of Independent Accountants	F-2
Selected Quarterly Financial Data (Unaudited)	54*
Consolidated Financial Statements:
Consolidated Statements of Income for the fiscal years ended January 25, 2003, January 26, 2002 and January 27, 2001	18*
Consolidated Balance Sheets as of January 25, 2003 and January 26, 2002	19*
Consolidated Statements of Cash Flows for the fiscal years ended January 25, 2003, January 26, 2002 and January 27, 2001	20*
Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 25, 2003, January 26, 2002 and January 27, 2001	21*
Notes to Consolidated Financial Statements	22-41*

*	Refers to page numbers in TJX’s Annual Report to Stockholders for the fiscal year ended January 25, 2003, certain portions of which pages are incorporated by reference in Part II, Item 8 of this report as indicated.

F-1

CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-5501) and on Forms S-8 (Nos. 333-86966, 333-63293, and 33-49747) of The TJX Companies, Inc. of our report dated February 25, 2003, except as to the amendment to the 364-day credit facility described in Note B which is as of March 24, 2003, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

Boston, Massachusetts
April 25, 2003

/s/ PricewaterhouseCoopers, LLP

F-2