Form 10-Q
period 2003-04-26
TJX COMPANIES INC /DE/
filed 2003-06-10
CIK 109198

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

/X/ Quarterly Report under Section 13 and 15(d)
Of the Securities Exchange Act of 1934
Or
/  / Transition Report Pursuant to Section 13 and 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended April 26, 2003
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

                YES  [X]     NO  [    ]

The number of shares of Registrant’s common stock outstanding as of May 24, 2003: 510,504,660

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

Net sales	$2,788,705	$2,665,687

Cost of sales, including buying and occupancy costs	2,113,630	1,988,830
Selling, general and administrative expenses	482,891	433,016
Interest expense, net	6,978	6,194

Income before provision for income taxes	185,206	237,647
Provision for income taxes	71,675	90,544

Net income	$113,531	$147,103

Earnings per share:
Net income:
Basic	$.22	$.27
Diluted	$.22	$.27
Cash dividends declared per share	$.035	$.03

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS

	April 26,	January 25,	April 27,
	2003	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$171,452	$492,330	$516,859
Accounts receivable	95,011	75,515	80,434
Merchandise inventories	1,882,582	1,563,450	1,528,766
Prepaid expenses and other current assets	140,693	100,284	129,299
Current deferred income taxes, net	10,110	8,961	12,714

Total current assets	2,299,848	2,240,540	2,268,072

Property at cost:
Land and buildings	232,839	230,810	180,279
Leasehold costs and improvements	999,919	970,981	884,726
Furniture, fixtures and equipment	1,457,434	1,409,123	1,250,011

	2,690,192	2,610,914	2,315,016
Less accumulated depreciation and amortization	1,279,189	1,232,189	1,125,088

	1,411,003	1,378,725	1,189,928

Property under capital lease, net of accumulated amortization of $4,281; $3,723 and $2,047, respectively	28,291	28,849	30,525
Other assets	111,519	113,192	81,080
Non-current deferred income taxes, net	—	—	23,401
Goodwill and tradename, net of amortization	179,256	179,183	179,141

TOTAL ASSETS	$4,029,917	$3,940,489	$3,772,147

LIABILITIES
Current liabilities:
Current installments of long-term debt	$15,000	$15,000	$—
Obligation under capital lease due within one year	1,494	1,348	1,269
Accounts payable	997,874	817,633	858,211
Accrued expenses and other current liabilities	573,299	669,732	466,283
Federal, foreign and state income taxes payable	86,944	62,632	115,128

Total current liabilities	1,674,611	1,566,345	1,440,891

Other long-term liabilities	234,914	229,264	244,022
Non-current deferred income taxes, net	55,998	41,969	—
Obligation under capital lease, less portion due within one year	28,515	28,988	30,009
Long-term debt, exclusive of current installments	666,790	664,776	673,806
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 512,557,298; 520,515,041 and 538,817,212 (post-split) shares, respectively	512,557	520,515	269,409
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(5,079)	(3,164)	(6,809)
Unearned stock compensation	(5,013)	(7,652)	(3,991)
Retained earnings	866,624	899,448	1,124,810

Total shareholders’ equity	1,369,089	1,409,147	1,383,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,029,917	$3,940,489	$3,772,147

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

Cash flows from operating activities:
Net income	$113,531	$147,103
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	55,557	49,456
Property disposals	2,094	1,028
Deferred income tax provision	16,360	2,585
Tax benefit of employee stock options	1,032	3,764
Changes in assets and liabilities:
(Increase) in accounts receivable	(19,311)	(11,080)
(Increase) in merchandise inventories	(316,948)	(66,241)
(Increase) in prepaid expenses and other current assets	(39,399)	(48,792)
Increase in accounts payable	178,986	93,801
(Decrease) in accrued expenses and other liabilities	(94,392)	(60,234)
Increase in income taxes payable	24,673	73,264
Other, net	7,405	2,728

Net cash (used in) provided by operating activities	(70,412)	187,382

Cash flows from investing activities:
Property additions	(87,269)	(70,767)
Proceeds from repayments on note receivable	147	137

Net cash (used in) investing activities	(87,122)	(70,630)

Cash flows from financing activities:
Payments on capital lease obligation	(327)	(302)
Cash payments for repurchase of common stock	(149,544)	(90,931)
Proceeds from sale and issuance of common stock, net	2,246	10,079
Cash dividends paid	(15,614)	(12,227)

Net cash (used in) financing activities	(163,239)	(93,381)

Effect of exchange rate changes on cash	(105)	712

Net (decrease) increase in cash and cash equivalents	(320,878)	24,083
Cash and cash equivalents at beginning of year	492,330	492,776

Cash and cash equivalents at end of period	$171,452	$516,859

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The results for the first three months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The preceding data are unaudited and in the opinion of management reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied.

3.	On April 10, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend. The split shares were distributed on May 8, 2002 to shareholders of record on April 25, 2002 and resulted in the issuance of 269.4 million shares of common stock. The stock split was recorded in the second quarter of fiscal 2003, the period in which it was distributed.

4.	TJX’s cash payments for interest and income taxes are as follows:

	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

	(In thousands)
Cash paid for:
Interest on debt	$904	$1,247
Income taxes	$25,596	$8,170

5.	We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases for stores for which TJX is an original lessee or guarantor. When such leases were assigned to third parties, TJX generally remained secondarily liable with respect to the lease obligations if the assignee fails to perform, unless there are circumstances that may effect a termination or reduction of TJX’s potential liability. Such circumstances include noncompliance with the terms of the guarantee or material changes to the lease terms or leased property. The reserve reflects our estimation of the cost to TJX of claims that have been or are likely to be made against TJX based on our potential secondary liability with respect to our discontinued operations after mitigation of the number and cost of lease obligations as a result of various factors. These factors include assignments to third parties, lease terminations, expirations, subleases, buyouts, modifications and other actions, legal defenses, use by TJX for our own store opening program, and indemnification by BJ’s Wholesale Club, Inc. in the case of the House2Home leases discussed below.

TJX’s reserve primarily relates to real estate leases of House2Home and Zayre Stores, two businesses that TJX disposed of in the late 1980’s. In 2001, the companies that then owned these businesses filed for relief under Chapter 11 of the Federal Bankruptcy Code and are in liquidation. The reserve in prior years also included activity with respect to leases of Hit or Miss, another discontinued operation that was sold to a third party that filed for bankruptcy and liquidated. Our contingent obligations with respect to Hit or Miss have been substantially resolved. The reserve was established at various times subsequent to TJX’s disposition of these businesses, when the companies then owning them suffered significant financial distress.

House2Home, Inc. (formerly known as Waban, Inc., HomeClub, Inc. and HomeBase, Inc.) was spun off by TJX in 1989, along with BJ’s Wholesale Club. In 1997, House2Home spun off BJ’s Wholesale Club, Inc., and BJ’s Wholesale Club agreed to indemnify TJX for all liabilities relating to the

House2Home leases with respect to the period through January 31, 2003, and 50% of such liabilities thereafter. In November 2001, House2Home filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and is liquidating its business. At the time of House2Home’s bankruptcy announcement, we believed there were up to 41 leases for which we could be liable. As of April 26, 2003, as a result of negotiated buyouts, assignments to third parties and lease expirations, up to 10 leases remain for which we may be liable. As of April 26, 2003, the total present value of the after-tax cost to TJX of the amounts that have or will come due under these remaining leases during the period from the House2Home bankruptcy filing through the remainder of the term of the leases is approximately $20 million, without reflecting any mitigating factors other than indemnification by BJ’s Wholesale Club.

In 1988, TJX completed the sale of its Zayre Stores division to Ames Department Stores, Inc. In the years following the sale, Ames twice filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code, most recently in August 2001, and is currently liquidating its business. Based on information received from Ames, we believe that at the time of its most recent bankruptcy filing, there were 60 to 70 leases of former Zayre stores operated by Ames for which we may have contingent obligations. As of April 26, 2003, Ames had rejected 38 store leases for which we may be liable. Many of these rejections occurred in the fourth quarter of fiscal 2003. Through the end of April 2003, we had bought out one of these leases. We are actively negotiating with landlords of many of the other rejected leases. The properties that reverted back to TJX from Ames’ first bankruptcy were largely settled through buyouts and other lease terminations. The ongoing net cost of 10 properties from this first bankruptcy is charged to the reserve.

The reserve for discontinued operations as of April 26, 2003 and April 27, 2002 is summarized below:

	Thirteen Weeks Ended

	April 26,	April 27,
In Thousands	2003	2002

Balance at beginning of year	$55,361	$87,284
Additions to the reserve	—	—

Charges against the reserve:
Lease related obligations	(10,110)	(2,209)
All other (charges)/credits	(249)	270

Balance at end of period:	$45,002	$85,345

We believe our reserve for discontinued operations is adequate to meet the costs we may incur with respect to House2Home and former Zayre Stores leases and that the future liability to TJX with respect to these leases will not have a material effect on our financial condition, operating results or cash flows. Changes in the underlying assumptions, such as additional expenses for lease settlements or future Zayre Stores lease rejections, could require us to increase this reserve, although we do not expect that any increase would be material to our financial condition, results of operations or cash flows. In addition, we may receive a creditor recovery in the House2Home bankruptcy.

We may also be contingently liable on up to 20 leases of BJ’s Wholesale Club for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

6.	TJX’s comprehensive income for the periods ended April 26, 2003 and April 27, 2002 is presented below:

	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

	(In thousands)

Net income	$113,531	$147,103
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects in period ended April 26, 2003	(1,342)	4,362
Gain (loss) on net investment hedge contracts, net of related tax effects in period ended April 26, 2003	(573)	(4,415)

Comprehensive income	$111,616	$147,050

7.	The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

	(In thousands except
	per share amounts)

Net income	$113,531	$147,103
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	516,647	541,308
Dilutive effect of stock options and awards	3,857	5,814

Average common shares outstanding for diluted EPS	520,504	547,122

Net income:
Basic earnings per share	$.22	$.27
Diluted earnings per share	$.22	$.27

The weighted average common shares for the diluted earnings per share calculation excludes the incremental effect related to outstanding stock options when the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were 11.1 million such options excluded as of April 26, 2003 and no such options excluded as of April 27, 2002. The 16.9 million shares attributable to the zero coupon convertible debt were excluded from the diluted earnings per share calculation in all periods presented because criteria for conversion had not been met.

8.	During the period ended April 26, 2003, TJX repurchased 8.2 million shares of its common stock for a cost of $139.3 million. Since the inception of the second $1 billion stock repurchase program in July 2002, TJX has repurchased 24.3 million shares at a cost of $442.6 million through April 26, 2003.

9.	In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for entities that voluntarily convert to the fair value based method of accounting for stock-based employee compensation and requires amended disclosure presentation for the fiscal year ended January 25, 2003 and all subsequent interim periods (See Note 11). The FASB has undertaken a comprehensive rulemaking in this area. Until the FASB adopts new rules, we are continuing to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25.

10.	TJX evaluates the performance of its segments based on “segment profit or loss” which is defined as pre-tax income before general corporate expense and interest. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is financial information on TJX’s business segments (In thousands):

	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

Net sales:
Marmaxx	$2,150,086	$2,172,887
Winners *	201,783	162,328
T.K. Maxx	177,253	129,759
HomeGoods	177,062	150,834
A.J. Wright	82,521	49,879

	$2,788,705	$2,665,687

Segment profit (loss):
Marmaxx	$193,885	$250,104
Winners *	11,793	13,066
T.K. Maxx	916	(3,774)
HomeGoods	4,532	4,062
A.J. Wright	(2,345)	(3,137)

	208,781	260,321

General corporate expense	16,597	16,480
Interest expense, net	6,978	6,194

Income before provision for income taxes	$185,206	$237,647

* Includes the results of HomeSense stores.

11.	TJX has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for compensation expense under its stock option plans. We grant options at fair market value on the date of the grant; accordingly, no compensation expense is recognized for the stock options issued during fiscal 2004 or 2003. Compensation expense determined in accordance with SFAS No. 123, net of related income tax effect, would have amounted to $13.4 million and $9.1 million for the fiscal first quarters ended April 26, 2003 and April 27, 2002, respectively.

Presented below are the unaudited pro forma net income and related earnings per share showing the effect that stock compensation expenses, determined in accordance with SFAS No. 123, would have on reported results (dollars in thousands except per share amounts):

	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

Net income, as reported	$113,531	$147,103

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,583	398

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,362)	(9,126)

Pro forma net income	$101,752	$138,375

Earnings per share:
Basic – as reported	$.22	$.27
Basic – pro forma	$.20	$.26

Diluted – as reported	$.22	$.27
Diluted – pro forma	$.20	$.25

12.	Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

The Thirteen Weeks Ended
April 26, 2003
Versus the Thirteen Weeks Ended April 27, 2002

Net sales: Net sales for the quarter ended April 26, 2003 were $2,788.7 million, up 5% from $2,665.7 million in last year’s first quarter. Net sales increased 17% in the quarter ended April 27, 2002 over the comparable period in the prior year. Consolidated same store sales decreased 2% for the first quarter ended April 26, 2003 as compared to an increase of 7% for the first quarter ended April 27, 2002. All of the increase in sales for the period ending April 26, 2003 was attributable to new stores. Same store sales in the period ending April 26, 2003 were negatively impacted by the unseasonably cold weather throughout the quarter in most regions of the United States. Sales were also negatively impacted by the shift of Easter into the month of April from March in fiscal 2003. A late Easter is typically not favorable for our first quarter business as it tends to defer sales of spring merchandise. For the thirteen weeks ended April 2002, the increase in sales attributable to new stores amounted to approximately 58% of the total increase, with the balance due to same store sales growth. The increase in same store sales in the first quarter ended April 2002 was aided by favorable weather in most regions of the United States throughout the quarter.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We determine which stores are included in the same store calculation at the beginning of a fiscal year and the classification remains constant throughout that year. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Divisional same store sales are calculated in local currency and consolidated same store sales in U.S. dollars. Relocated stores and expanded stores are classified in the same way as the original store. The impact of relocated or expanded stores on the same store percentage is immaterial.

The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	75.8	74.6
Selling, general and administrative expenses	17.3	16.2
Interest expense, net	.3	.2

Income before provision for income taxes	6.6%	8.9%

Cost of sales, including buying and occupancy costs: Cost of sales including buying and occupancy costs, as a percentage of net sales, increased by 1.2%, for the period ended April 26, 2003 as compared to the same period last year, although merchandise margins improved slightly. The increase in this expense ratio is primarily due to the modest sales growth of 5% in the current quarter as compared to the comparable period last year and the effect of many fixed costs such as occupancy and depreciation. Also contributing to the increase in this ratio compared to last year were higher distribution costs and an increase in medical and retirement benefits and insurance costs. Distribution costs were impacted by the new T.J. Maxx distribution center in Pittston, Pennsylvania. Overall, including the effect of the modest sales growth, store occupancy and depreciation costs as a percentage of net sales increased by .8% over the same period last year and distribution costs as a percentage of net sales increased by .3% over last year.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, increased 1.1% compared to the prior year. The increase in this expense ratio is also primarily due to the modest sales increase of only 5% in the current quarter as compared to the comparable period last year. Also contributing to the increase in this expense ratio were increases in retirement and medical benefits and insurance costs. Overall, including the effect of the modest sales growth, store payroll and benefit costs increased approximately .6% over last year.

Interest expense, net: Interest expense, net includes interest income of $1.7 million in the current year versus $3.0 million of interest income last year. The reduction in interest income is due to lower cash balances and lower interest rates during the period ending April 26, 2003. The decrease in gross interest expense of approximately $500,000, over the comparable period last year, is due primarily to the amortization of debt expenses relating to the zero coupon convertible notes included in last year’s first quarter.

Income taxes: Our effective income tax rate was 38.7% for the three months ended April 26, 2003 and 38.1% for the three months ended April 27, 2002. The increase in the income tax rate reflects increases in state income taxes.

Net income: Net income for the first quarter of fiscal 2004 was $113.5 million, or $.22 per share, versus $147.1 million, or $.27 per share last year.

Segment information: We evaluate the performance of our segments based on “segment profit or loss” which is defined as pre-tax income before general corporate expense and interest. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments (US dollars in millions):

	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

Marmaxx
Net sales	$2,150.1	$2,172.9
Segment profit	$193.9	$250.1
Segment profit as percentage of net sales	9.0%	11.5%
Percent (decrease) increase in same store sales	(5)%	7%
Stores in operation at end of period	1,358	1,290

Marmaxx same store sales were below our expectations for the quarter reflecting the unseasonably cold weather in most regions of the country this year compared to favorable weather patterns in the prior year. In addition, the shift of Easter into the latter part of April this year versus late March last year had an unfavorable effect on sales for the first quarter of this year. As a result, segment profit for the quarter was less than the prior year’s first quarter, but due to a conservative plan and better than expected merchandise margins in the quarter, segment profit was slightly ahead of expectations. Merchandise margins remained strong due to opportunistic purchases that took place in the quarter. As of April 26,

2003, average per store inventories, including warehouses, were up 14% at Marmaxx compared to a 13% decrease in the prior year. We anticipated an increase in inventory levels for the quarter ended April 26, 2003 and, in addition, some opportunistic purchases were made near the end of the quarter.

	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

Winners and HomeSense
Net sales	$201.8	$162.3
Segment profit	$11.8	$13.1
Segment profit as percentage of net sales	5.8%	8.0%
Percent increase in same store sales (local currency)	0%	10%
Stores in operation at end of period
Winners	154	137
HomeSense	19	11

Winners same store sales were flat for the quarter, and slightly below our expectations, while total sales were in line with our expectations. Winners was also affected by the unseasonably cold weather in the quarter and a late Easter. In addition, segment profit was below our expectations and slightly below last year due to higher than planned markdowns. At the end of the quarter, inventories were again well positioned. The HomeSense operating results are included with Winners, but are not material.

	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

T.K. Maxx
Net sales	$177.3	$129.8
Segment profit (loss)	$.9	$(3.8)
Segment profit (loss) as percentage of net sales	.5%	(2.9)%
Percent increase in same store sales (local currency)	8%	5%
Stores in operation at end of period	123	105

T.K. Maxx same store sales were above plan for the quarter and segment profit was also above plan and significantly above last year. T.K. Maxx results for the period ending April 26, 2003 were favorably impacted by seasonable weather during the period. In addition, T.K. Maxx maintained a liquid inventory position throughout the quarter and was able to achieve very strong merchandise margins through reduced markdowns. T.K. Maxx’s segment profit margin also reflects the benefit of the levering of expenses as a result of its growth.

	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

HomeGoods
Net sales	$177.1	$150.8
Segment profit	$4.5	$4.1
Segment profit as percentage of net sales	2.6%	2.7%
Percent (decrease) increase in same store sales	(1)%	11%
Stores in operation at end of period	146	125

HomeGoods same store sales were slightly below plan for the quarter, but total sales were in line with expectations, reflecting the solid performance of new stores. Segment profit increased over the prior year, aided by an increase in merchandise margin.

	Thirteen Weeks Ended

	April 26,	April 27,
	2003	2002

A.J. Wright
Net sales	$82.5	$49.9
Segment (loss)	$(2.3)	$(3.1)
Segment (loss) as percentage of net sales	(2.8)%	(6.3)%
Percent increase in same store sales	6%	21%
Stores in operation at end of period	83	52

Despite unseasonable weather this year and a strong performance last year, A.J. Wright’s segment profit for the quarter was ahead of expectations and the prior year. Same store sales for the quarter were up 6%, compared to a 21% increase in the prior year, and net sales increased by 65% over a year earlier. Segment profit margins also improved compared to the prior year, reflecting further levering of expenses as a result of its growth.

General corporate expense, which increased slightly from fiscal 2003 to fiscal 2004, includes costs not specifically related to the operation of our business segments and is included in selling, general and administrative expense.

Financial Condition

Net cash used in operating activities was $70.4 million for the three months ended April 26, 2003, while net cash provided by operating activities was $187.4 million for the three months ended April 27, 2002. Cash flows from operating activities for the three months ended April 26, 2003 as compared to the three months ended April 27, 2002 reflects a reduction in net income and greater increases in inventories and accounts payable from year end levels. Increases in inventory and accounts payable are largely driven by normal seasonal requirements and new stores. However, planned increases in inventory and the additional opportunistic purchases in the current year resulted in a greater use of cash in the quarter ended April 2003 than in the comparable prior year period.

Cash flows from operating activities were reduced by $10 million for payments against our reserve for discontinued operations during the three months ended April 26, 2003, and by $2 million during the three months ended April 27, 2002. Please see Note 5 to the consolidated financial statements for more information on our discontinued operations reserve and related contingent liabilities.

Investing activities relate primarily to property additions for new stores, store improvements and renovations and expansion of our distribution network.

On April 10, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend. The shares were distributed on May 8, 2002, to shareholders of record on April 25, 2002, resulting in the issuance of 269.4 million shares of common stock. The split was recorded in the second quarter of fiscal 2003, the period in which it was distributed.

Financing activities for the period ended April 26, 2003, include cash expenditures of $149.5 million for the repurchase of common stock as compared to $90.9 million last year. During July 2002, we completed our $1 billion stock repurchase program and announced our intention to repurchase an additional $1 billion of common stock over several years. Since the inception of the new $1 billion stock repurchase program, through April 26, 2003, we have repurchased and retired 24.3 million shares at a total cost of $442.6 million. During the quarter ended April 26, 2003, we repurchased and retired 8.2 million shares at a total cost of $139.3 million.

During fiscal 2003, we entered into a $370 million five-year revolving credit facility and a $320 million 364-day revolving credit facility, replacing similar agreements scheduled to expire during fiscal 2003. On March 24, 2003, the 364-day agreement was renewed and increased to $330 million, with substantially all of the other terms and conditions of the original facility remaining unchanged.

Forward Looking Information

Some statements contained in this report are forward-looking and involve a number of risks and uncertainties. Statements that address activities, events and results that we intend, expect or believe may occur in the future are forward-looking statements. Among the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements are the following: general economic conditions including affects of wars, other military actions and terrorist incidents; consumer confidence, demand and preferences; weather patterns; competitive factors, including continuing pressure from pricing and promotional activities of competitors; the impact of retail capacity and the availability of desirable store and distribution center locations on suitable terms; recruiting and retaining quality sales associates and other associates including key executives; the availability, selection and purchasing of attractive merchandise on favorable terms and the effective management of inventory levels; import risks, including potential disruptions in supply and duties, tariffs and quotas on imported merchandise, including economic and political problems in countries from which merchandise is imported; currency and exchange rate factors in our foreign and buying operations; ability to continue successful expansion of our store base at the rate projected; risks in the development of new businesses and application of our off-price strategies in additional foreign countries; factors affecting expenses including pressure on wages and benefits; our acquisition and divestiture activities; our ultimate liability with respect to leases relating to discontinued operations including indemnification and other factors affecting or mitigating our liability; changes in laws and regulations; and other factors that may be described in our filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

PART II.	Other Information

Item 4	Submission of Matters to a vote of Security Holders

The Company held its Annual Meeting of stockholders on June 3, 2003. The following actions were taken at the Annual Meeting:

Election of Directors	For	Withheld

David A. Brandon	401,056,357	55,461,087
Bernard Cammarata	452,340,950	4,176,494
Robert F. Shapiro	452,130,367	4,387,077
Fletcher H. Wiley	401,090,592	55,426,852

In addition to those elected, the following are directors whose term of office continued after the Annual Meeting:

Gary L. Crittenden Gail Deegan Edmond J. English Dennis F. Hightower Richard G. Lesser John F. O’Brien Willow B. Shire

Proposal 1

Proposal presented by certain shareholders regarding implementation of the MacBride Principles:

For	34,034,591
Against	330,820,914
Abstain	57,444,687
Broker non-votes	34,217,252

Proposal 2

Proposal presented by certain shareholders requesting implementation of a code of corporate conduct based on ILO human rights standards.

For	29,899,013
Against	327,593,220
Abstain	64,807,959
Broker non-votes	34,217,252

Item 6(a)	Exhibits

99.1 Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b)	Reports on Form 8-K

The Company did not file a current report on Form 8-K during the quarter ended April 26, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)

Date: June 10, 2003

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

Date: June 10, 2003

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

Date: June 10, 2003

/s/ Donald G. Campbell Name: Donald G. Campbell Title: Executive Vice President and Chief Financial Officer