Form 10-Q
period 2003-07-26
TJX COMPANIES INC /DE/
filed 2003-09-09
CIK 109198

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

/X/   Quarterly Report under Section 13 and 15(d)
Of the Securities Exchange Act of 1934

Or
/ /  Transition Report Pursuant to Section 13 and 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended July 26, 2003 Commission file number 1-4908

The TJX Companies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	04-2207613
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

770 Cochituate Road
Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)

(508) 390-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ] .

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

     YES [X] NO [  ]

The number of shares of Registrant’s common stock outstanding as of August 23, 2003: 506,801,503

PART I FINANCIAL INFORMATION
Item 4 Controls and Procedures
PART II. Other Information
Item 6(a) Exhibits
Item 6(b) Reports on Form 8-K
SIGNATURE
EX-10.1 EMPLOYMENT AGREEMENT W/ EDMOND J. ENGLISH
EX-10.2 EMPLOYMENT AGREEMENT W/ BERNARD CAMMARATA
EX-31.1 SECT. 302 CERTIFICATION (CEO)
EX-31.2 SECT. 302 CERTIFICATION (CFO)
EX-32.1 SECT. 906 CERTIFICATION (CEO)
EX-32.2 SECT. 906 CERTIFICATION (CFO)

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended

	July 26,	July 27,
	2003	2002

Net sales	$3,046,184	$2,765,089

Cost of sales, including buying and occupancy costs	2,327,058	2,078,736
Selling, general and administrative expenses	510,818	469,528
Interest expense, net	7,228	5,963

Income before provision for income taxes	201,080	210,862
Provision for income taxes	77,818	81,235

Net income	$123,262	$129,627

Earnings per share:
Net income:
Basic	$.24	$.24
Diluted	$.24	$.24
Cash dividends declared per share	$.035	$.03

The accompanying notes are an integral part of the financial statements.

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended

	July 26,	July 27,
	2003	2002

Net sales	$5,834,889	$5,430,776

Cost of sales, including buying and occupancy costs	4,440,688	4,067,566
Selling, general and administrative expenses	993,709	902,544
Interest expense, net	14,206	12,157

Income before provision for income taxes	386,286	448,509
Provision for income taxes	149,493	171,779

Net income	$236,793	$276,730

Earnings per share:
Net income:
Basic	$.46	$.51
Diluted	$.46	$.51
Cash dividends declared per share	$.07	$.06

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS

	July 26,	January 25,	July 27,
	2003	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$44,008	$492,330	$292,644
Accounts receivable	86,527	75,515	69,905
Merchandise inventories	2,017,932	1,563,450	1,771,378
Prepaid expenses and other current assets	154,937	100,284	142,173
Current deferred income taxes, net	11,259	8,961	13,425

Total current assets	2,314,663	2,240,540	2,289,525

Property at cost:
Land and buildings	240,791	230,810	189,533
Leasehold costs and improvements	1,029,216	970,981	914,045
Furniture, fixtures and equipment	1,516,943	1,409,123	1,303,915

	2,786,950	2,610,914	2,407,493
Less accumulated depreciation and amortization	1,324,947	1,232,189	1,170,306

	1,462,003	1,378,725	1,237,187

Property under capital lease, net of accumulated amortization of $4,839, $3,723 and $2,606, respectively	27,733	28,849	29,966
Other assets	113,548	113,192	78,287
Non-current deferred income taxes, net	—	—	6,500
Goodwill and tradename, net of amortization	179,329	179,183	179,120

TOTAL ASSETS	$4,097,276	$3,940,489	$3,820,585

LIABILITIES
Current liabilities:
Current installments of long-term debt	$15,000	$15,000	$—
Obligation under capital lease due within one year	1,403	1,348	1,295
Accounts payable	1,040,425	817,633	962,945
Accrued expenses and other current liabilities	579,687	669,732	507,932
Federal, foreign and state income taxes payable	85,320	62,632	77,853

Total current liabilities	1,721,835	1,566,345	1,550,025

Other long-term liabilities	260,516	229,264	241,347
Non-current deferred income taxes, net	68,774	41,969	—
Obligation under capital lease, less portion due within one year	28,272	28,988	29,675
Long-term debt, exclusive of current installments	664,928	664,776	675,784
Commitments and contingencies	—	—	—
SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 506,952,629; 520,515,041 and 529,671,125 shares, respectively	506,953	520,515	529,671
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(12,039)	(3,164)	(6,513)
Unearned stock compensation	(12,917)	(7,652)	(3,369)
Retained earnings	870,954	899,448	803,965

Total shareholders’ equity	1,352,951	1,409,147	1,323,754

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,097,276	$3,940,489	$3,820,585

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended

	July 26,	July 27,
	2003	2002

Cash flows from operating activities:
Net income	$236,793	$276,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,149	101,506
Property disposals	5,787	2,762
Deferred income tax provision	32,496	19,075
Tax benefit of employee stock options	2,397	6,569
Changes in assets and liabilities:
(Increase) in accounts receivable	(10,618)	(554)
(Increase) in merchandise inventories	(444,346)	(301,988)
(Increase) in prepaid expenses and other current assets	(50,381)	(61,505)
Increase in accounts payable	217,040	194,790
(Decrease) in accrued expenses and other liabilities	(96,900)	(24,763)
Increase in income taxes payable	23,466	35,991
Other, net	13,786	(576)

Net cash provided by operating activities	41,669	248,037

Cash flows from investing activities:
Property additions	(188,165)	(158,922)
Proceeds from repayments on note receivable	298	277

Net cash (used in) investing activities	(187,867)	(158,645)

Cash flows from financing activities:
Payments on capital lease obligation	(661)	(610)
Cash payments for repurchase of common stock	(277,327)	(274,492)
Proceeds from sale and issuance of common stock, net	9,552	13,891
Cash dividends paid	(33,542)	(28,407)

Net cash (used in) financing activities	(301,978)	(289,618)

Effect of exchange rate changes on cash	(146)	94

Net (decrease) in cash and cash equivalents	(448,322)	(200,132)
Cash and cash equivalents at beginning of year	492,330	492,776

Cash and cash equivalents at end of period	$44,008	$292,644

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The results for the first six months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The preceding data are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied.

3.	On April 10, 2002, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend. The split shares were distributed on May 8, 2002 to shareholders of record on April 25, 2002 and resulted in the issuance of 269.4 million shares of common stock. The stock split was recorded in the second quarter of fiscal 2003, the period in which it was distributed.

4.	TJX’s cash payments for interest and income taxes are as follows:

	Twenty-Six Weeks Ended

	July 26,	July 27,
	2003	2002

	(In thousands)
Cash paid for:
Interest on debt	$13,121	$13,682
Income taxes	$86,450	$106,955

5.	We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases for stores for which TJX is an original lessee or guarantor. When such leases were assigned to third parties, TJX generally remained secondarily liable with respect to the lease obligations if the assignee fails to perform, unless there are circumstances that terminate or reduce TJX’s potential liability. Such circumstances include noncompliance with the terms of the guarantee or material changes to the lease terms or leased property. The reserve reflects our estimation of the cost to TJX of claims that have been, or are likely to be, made against TJX based on our potential secondary liability after mitigation of the number and cost of lease obligations as a result of various factors. These factors include assignments to third parties, lease terminations, expirations, subleases, buyouts, modifications and other actions, legal defenses, use by TJX for our own store opening program, and indemnification by BJ’s Wholesale Club, Inc. in the case of the House2Home leases discussed below.

TJX’s reserve primarily relates to real estate leases of House2Home and Zayre Stores, two discontinued operations that are in liquidation under the Federal Bankruptcy Code. The reserve in prior years also reflected leases of Hit or Miss, another discontinued operation that was liquidated in bankruptcy. Our contingent obligations with respect to Hit or Miss have been substantially resolved. The reserve was established at various times subsequent to TJX’s disposition of these businesses, when the companies then owning them suffered significant financial distress.

House2Home, Inc. (formerly known as Waban, Inc., HomeClub, Inc. and HomeBase, Inc.) was spun off by TJX in 1989, along with BJ’s Wholesale Club. In 1997, House2Home spun off BJ’s Wholesale Club, Inc., and BJ’s Wholesale Club agreed to indemnify TJX for all liabilities relating to the House2Home leases with respect to the period through January 31, 2003, and 50% of such liabilities thereafter. In November 2001, House2Home filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and is liquidating its business. At the time of House2Home’s bankruptcy announcement, we believed there were up to 41 leases for which we could be liable. As of July 26, 2003, as a result of negotiated buyouts, assignments to third parties and lease expirations, up to six leases remain for which we may be liable. As of July 26, 2003, the total present value of the after-tax cost to TJX of the amounts that have or will come due under these remaining leases during the period from the House2Home bankruptcy filing through the remainder of the term of the leases is approximately $14 million, without reflecting any mitigating factors other than indemnification by BJ’s Wholesale Club.

In 1988, TJX completed the sale of its Zayre Stores division to Ames Department Stores, Inc. Following the sale, Ames twice filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code, most recently in August 2001, and is currently liquidating its business. Based on information received from Ames, we believe that at the time of the more recent bankruptcy filing, there were 60 to 70 leases of former Zayre stores operated by Ames for which we may have contingent obligations. As of July 26, 2003, Ames had rejected 40 store leases for which we may be liable. Through July 26, 2003, as a result of transactions such as buyouts, third-party assignments and leasing for our own use, nine of these store leases have been resolved. We are actively negotiating with landlords of many of the other rejected leases. The properties that reverted back to TJX from Ames’ first bankruptcy were largely settled through buyouts and other lease terminations. The ongoing net cost of 9 properties from this first bankruptcy is charged to the reserve.

The reserve for discontinued operations as of July 26, 2003 and July 27, 2002 is summarized below:

	Twenty-Six Weeks Ended

	July 26,	July 27,
In Thousands	2003	2002

Balance at beginning of year	$55,361	$87,284
Additions to the reserve	—	—
Charges against the reserve:
Lease related obligations	(19,101)	(10,005)
All other (charges)/credits	(364)	875

Balance at end of period:	$35,896	$78,154

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

We have contingent obligations on any property leases originally leased or guaranteed by TJX and assigned to third parties without releases by the landlords of our obligations. We believe that most of these obligations will not revert back to TJX and to the extent they do, our obligations can be reduced by mitigating factors. See Notes K and L to our consolidated financial statements in our Form 10-K for the fiscal year ended January 25, 2003.

6.	TJX’s comprehensive income for the periods ended July 26, 2003 and July 27, 2002 is presented below:

	Thirteen Weeks Ended

	July 26,	July 27,
	2003	2002

	(In thousands)
Net income	$123,262	$129,627
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects in period ended July 26, 2003	4,927	8,703
Gain (loss) on hedge contracts, net of related tax effects in period ended July 26, 2003	(11,887)	(8,408)

Comprehensive income	$116,302	$129,922

	Twenty-Six Weeks Ended

	July 26,	July 27,
	2003	2002

	(In thousands)
Net income	$236,793	$276,730
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects in period ended July 26, 2003	3,585	13,065
Gain (loss) on hedge contracts, net of related tax effects in period ended July 26, 2003	(12,460)	(12,823)

Comprehensive income	$227,918	$276,972

     7.     The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended

	July 26,	July 27,
	2003	2002

	(In thousands except
	per share amounts)
Net income	$123,262	$129,627

Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	509,928	536,371
Dilutive effect of stock options and awards	4,412	5,853

Average common shares outstanding for diluted EPS	514,340	542,224

Net income:
Basic earnings per share	$.24	$.24
Diluted earnings per share	$.24	$.24

	Twenty-Six Weeks Ended

	July 26,	July 27,
	2003	2002

	(In thousands except
	per share amounts)
Net income	$236,793	$276,730

Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	513,288	538,839
Dilutive effect of stock options and awards	4,112	5,872

Average common shares outstanding for diluted EPS	517,400	544,711

Net income:
Basic earnings per share	$.46	$.51
Diluted earnings per share	$.46	$.51

The weighted average common shares for the diluted earnings per share calculation excludes the incremental effect related to outstanding stock options when the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were 11.0 million such options excluded as of July 26, 2003 and no such options excluded as of July 27, 2002. The 16.9 million shares attributable to the zero coupon convertible debt were excluded from the diluted earnings per share calculation in all periods presented because criteria for conversion had not been met.

8.	During the second quarter ended July 26, 2003, TJX repurchased and retired 6.8 million shares of its common stock at a cost of $125.3 million. For the six months ended July 26, 2003, TJX repurchased and retired 15.0 million shares at a cost of $264.6 million. Since the inception of the current $1 billion stock repurchase program in July 2002, through July 26, 2003, TJX has repurchased and retired 31.1 million shares at a cost of $567.9 million.

9.	In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for entities that voluntarily convert to the fair value based method of accounting for stock-based employee compensation and requires amended disclosure presentation for the fiscal year ended January 25, 2003 and all subsequent interim periods (See Note 11). The FASB has undertaken a comprehensive rulemaking in this area. Until the FASB adopts new rules, we are continuing to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of this standard will not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, or the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company believes that the adoption of this standard will not have a material effect on the Company’s financial position or results of operations.

10.	TJX evaluates the performance of its segments based on “segment profit or loss” which is defined as pre-tax income before general corporate expense and interest. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is financial information on TJX’s business segments (In thousands):

	Thirteen Weeks Ended

	July 26,	July 27,
	2003	2002

Net sales:
Marmaxx	$2,301,463	$2,206,050
Winners*	245,794	185,000
T.K. Maxx	209,921	157,524
HomeGoods	192,975	156,781
A.J. Wright	96,031	59,734

	$3,046,184	$2,765,089

Segment profit (loss):
Marmaxx	$191,800	$211,379
Winners *	18,138	16,270
T.K. Maxx	8,184	6,814
HomeGoods	6,114	1,900
A.J. Wright	1,839	(3,066)

	226,075	233,297
General corporate expense	17,767	16,472
Interest expense, net	7,228	5,963

Income before provision for income taxes	$201,080	$210,862

	Twenty-Six Weeks Ended

	July 26,	July 27,
	2003	2002

Net sales:
Marmaxx	$4,451,549	$4,378,937
Winners *	447,577	347,328
T.K. Maxx	387,174	287,283
HomeGoods	370,037	307,615
A.J. Wright	178,552	109,613

	$5,834,889	$5,430,776

	Twenty-Six Weeks Ended

	July 26,	July 27,
	2003	2002

Segment profit (loss):
Marmaxx	$385,685	$461,483
Winners *	29,931	29,336
T.K. Maxx	9,100	3,040
HomeGoods	10,646	5,962
A.J. Wright	(506)	(6,203)

	434,856	493,618
General corporate expense	34,364	32,952
Interest expense, net	14,206	12,157

Income before provision for income taxes	$386,286	$448,509

* Includes the results of HomeSense stores.

11.	TJX has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for compensation expense under its stock option plans. We grant options at fair market value on the date of the grant; accordingly, no compensation expense is recognized for the stock options issued during fiscal 2004 or 2003. Compensation expense determined in accordance with SFAS No. 123, net of related income tax effect, would have amounted to $13.1 million and $9.1 million for the thirteen weeks ended July 26, 2003 and July 27, 2002, respectively, and $26.4 million and $18.2 million for the twenty-six weeks ended July 26, 2003 and July 27, 2002, respectively.

Presented below are the unaudited pro forma net income and related earnings per share showing the effect that stock compensation expenses, determined in accordance with SFAS No. 123, would have on reported results (dollars in thousands except per share amounts):

	Thirteen Weeks Ended

	July 26,	July 27,
	2003	2002

Net income, as reported	$123,262	$129,627
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,301	373
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,072)	(9,088)

Pro forma net income	$111,491	$120,912

Earnings per share:
Basic – as reported	$.24	$.24
Basic – pro forma	$.22	$.23
Diluted – as reported	$.24	$.24
Diluted – pro forma	$.22	$.22

	Twenty-Six Weeks Ended

	July 26,	July 27,
	2003	2002

Net income, as reported	$236,793	$276,730
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,885	771
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,435)	(18,214)

Pro forma net income	$213,243	$259,287

Earnings per share:
Basic – as reported	$.46	$.51
Basic – pro forma	$.42	$.48
Diluted – as reported	$.46	$.51
Diluted – pro forma	$.41	$.48

12.	At July 26, 2003, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle the Company to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts.

The interest rate swap agreements converted a portion of the Company’s long-term debt from a fixed rate obligation to a floating rate obligation. The fair value of the swap agreements outstanding at July 26, 2003 was a liability of $3.8 million. The Company has designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the derivative results in an equal and offsetting fair value adjustment to the debt hedged and accordingly long-term debt has been reduced by $3.8 million.

13.	Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

The Thirteen Weeks (Second Quarter) and Twenty-Six Weeks (Six Months) Ended
July 26, 2003
Versus the Thirteen Weeks and Twenty-Six Weeks Ended July 27, 2002

Results of Operations

Net sales: Net sales for the second quarter ended July 26, 2003 were $3,046.2 million, up 10% from $2,765.1 million in last year’s second quarter. Net sales for the six months ended July 26, 2003 were $5,834.9 million, a 7% increase over the prior year. Consolidated same store sales increased 2% for both the second quarter ended July 26, 2003 and the second quarter ended July 27, 2002. Consolidated same store sales were flat for the six-month period ended July 26, 2003 and increased 4% for the six-month period ended July 27, 2002. For the thirteen weeks ended July 26, 2003, 77% of the increase in net sales was due to new stores, with the balance due to increased same store sales. For the twenty-six weeks ended July 26, 2003, all of the increase in sales was attributable to new stores. Same store sales in the second quarter ended July 26, 2003 were favorably impacted by strong growth in our younger businesses and changes in foreign currency exchange rates, but were negatively impacted by the unseasonably cool and rainy weather that persisted throughout much of the eastern United States and Canada in May and early June. Sales for the six months ended July 26, 2003 were also negatively impacted by unseasonable weather in much of the United States and Canada throughout most of the first quarter. For the thirteen weeks ended July 27, 2002, the increase in sales attributable to new stores amounted to 85% of the total increase, with the balance attributable to same store sales growth. For the twenty-six weeks ended July 27, 2002, the increase in sales attributable to new stores amounted to 69% of the total increase, with the balance due to same store sales growth. The increase in same store sales for the second quarter and six months ended July 27, 2002 was aided by favorable spring weather in most regions of the United States and Canada.

We define same store sales as sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We determine which stores are included in the same store calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and expanded stores are classified in the same way as the original store. The impact of relocated or expanded stores on the same store percentage is immaterial. Consolidated and divisional same store sales are calculated in U.S. dollars. We also show divisional same store sales in local currency for our foreign divisions, because this removes the effect of changes in currency exchange rates, and we believe it is a more appropriate measure of their operating performance.

The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	76.4	75.2	76.1	74.9
Selling, general and administrative expenses	16.8	17.0	17.0	16.6
Interest expense, net	.2	.2	.2	.2

Income before provision for income taxes	6.6%	7.6%	6.6%	8.3%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, increased for both periods ended July 26, 2003. Contributing to the increase in this ratio for both periods was a decrease in merchandise margin of 1.0% in the second quarter and 0.4% for the six months ended July 26, 2003. The decrease in merchandise margin for this year’s second quarter reflects additional markdowns incurred as we continued to aggressively manage our inventories in response to the unseasonably cool and rainy weather in May and early June. This change in merchandise margin also reflects a second quarter last year in which merchandise margins were very strong. Both periods ended July 26, 2003 were also adversely affected, to a much lesser extent, by higher distribution costs due to the opening of our new T.J. Maxx facility in Pittston, Pennsylvania. Additional items impacting the increase for the six months ended July 26, 2003 were an increase in employee benefits and insurance costs and the impact of more modest sales growth. Overall, including the effect of the modest sales growth for the six month period, store occupancy and depreciation costs as a percentage of net sales increased by .5% for the six months ended July 26, 2003 over the same period last year and distribution costs for the first six months as a percentage of net sales increased by .2% over last year.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, decreased for the quarter ended July 26, 2003 from the prior year’s second quarter and increased for the six-month period over the first six months last year. The decrease in this expense ratio for the quarter ended July 26, 2003 was the result of savings in a number of expense categories, including administrative expenses and bank credit card expense. Increases in store payroll and benefit costs, which had been causing this ratio to increase in prior periods, moderated in the second quarter ended July 26, 2003. Selling, general and administrative expenses for both periods ended July 26, 2003 were reduced by a $1.7 million gain from an A.J. Wright store closing. The increase in this expense ratio for the six-month period ended July 26, 2003 is primarily due to the modest sales increase of 7% this year compared to a 14% increase for the prior year. Also contributing to the increase in this expense ratio for the six month period were increases in retirement and medical benefits and insurance costs. Overall, including the effect of the modest sales growth, store payroll and benefit costs, as a percentage of net sales for the six months ended July 26, 2003, increased approximately .3% over last year.

Interest expense, net: Interest expense, net includes interest income of $1.4 million in the second quarter of the current fiscal year versus $3.1 million of interest income last year. The twenty-six weeks ended this year includes interest income of $3.2 million versus $6.1 million of interest income last year. The reduction in interest income is due to lower cash balances and lower interest rates during each of the periods ended July 26, 2003. Gross interest expense for the periods ended July 26, 2003 was comparable to that of the respective prior year periods.

Income taxes: Our effective income tax rate was 38.7% for the three and six months ended July 26, 2003 and 38.5% and 38.3% for the three and six months ended July 27, 2002. The increase in the income tax rate reflects increases in state income taxes.

Net income: Net income for the second quarter of fiscal 2004 was $123.3 million, or $.24 per diluted share, versus $129.6 million, or $.24 per diluted share last year. Net income for the first half of fiscal 2004 was $236.8 million, or $.46 per diluted share, versus $276.7 million or $.51 per diluted share last year.

Segment information: We evaluate the performance of our segments based on “segment profit or loss” which is defined as pre-tax income before general corporate expense and interest. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments (U.S. dollars in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

Marmaxx
Net sales	$2,301.5	$2,206.1	$4,451.5	$4,378.9
Segment profit	$191.8	$211.4	$385.7	$461.5
Segment profit as percentage of net sales	8.3%	9.6%	8.7%	10.5%
Percent increase in same store sales	0%	1%	(2)%	4%
Stores in operation at end of period			1,376	1,301

The increase in net sales at Marmaxx for both periods ended July 26, 2003 was the result of new stores. Marmaxx same store sales were below our expectations for the second quarter ended July 26, 2003 reflecting the unseasonably cool and rainy weather patterns in much of May and June. Segment profit was also below our expectations for the quarter. The below-plan sales resulted in our taking more markdowns than we had anticipated. Segment profit as a percentage of sales declined in both the quarter and six month periods ended July 26, 2003. The decrease in the quarter is primarily due to a reduction in merchandise margin and, to a much lesser extent, an increase in distribution costs. Marmaxx did see some benefits in the second quarter from lower administrative and bank credit card costs. On a year-to-date basis the decrease in segment profit as a percentage of net sales also reflects, in addition to those items impacting the quarter, an increase in store occupancy and labor costs and the effect of more modest sales growth. We anticipated an increase in inventory levels for the quarter ended July 26, 2003 and Marmaxx continued to manage inventories well. Average per store inventories, including warehouses, were up 5% at the end of the quarter versus being down 12% at the same time last year.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

Winners and HomeSense
Net sales	$245.8	$185.0	$447.6	$347.3
Segment profit	$18.1	$16.3	$29.9	$29.3
Segment profit as percentage of net sales	7.4%	8.8%	6.7%	8.4%
Percent increase in same store sales:
U.S. currency	16%	8%	12%	8%
Local currency	3%	8%	2%	9%
Stores in operation at end of period:
Winners			154	137
HomeSense			21	11

The increase in net sales at Winners for both periods ended July 26, 2003 was primarily due to new stores and favorable changes in the currency exchange rates. Winners same store sales (in local currency) were up 3% for the quarter and 2% for the six months ended July 26, 2003. Segment profit for the quarter ended July 26, 2003 increased over last year by 11%, and 2% for the six months ended July 26, 2003. This growth is due to favorable changes in the currency exchange rates. Winners was up against a strong performance in the second quarter last year and was also negatively impacted by extended cold weather in Canada during May and June 2003. The HomeSense operating results are included with Winners, but are not material.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

T.K. Maxx
Net sales	$209.9	$157.5	$387.2	$287.3
Segment profit	$8.2	$6.8	$9.1	$3.0
Segment profit as percentage of net sales	3.9%	4.3%	2.4%	1.1%
Percent increase in same store sales:
U.S. currency	14%	10%	16%	7%
Local currency	4%	4%	6%	4%
Stores in operation at end of period			132	113

T.K. Maxx same store sales (in local currency) were up 4% for the quarter and 6% for the six months ended July 26, 2003. Favorable spring weather patterns aided T.K. Maxx’s sales growth in both periods ended July 26, 2003. Segment profit for the quarter ended July 26, 2003 increased over last year by 20%, and by 199% for the six months ended July 26, 2003. T.K. Maxx results for the quarter and six month periods were driven by excellent merchandise and inventory management strategies. T.K. Maxx’s segment profit gain over last year was also aided by favorable foreign currency exchange rates during both reporting periods.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

HomeGoods
Net sales	$193.0	$156.8	$370.0	$307.6
Segment profit	$6.1	$1.9	$10.6	$6.0
Segment profit as percentage of net sales	3.2%	1.2%	2.9%	1.9%
Percent increase in same store sales	4%	5%	1%	8%
Stores in operation at end of period			160	132

HomeGoods same store sales were slightly below plan for the quarter and six months ended July 26, 2003, but total sales were above our expectations both periods, reflecting the continued strong performance of new stores. Segment profit significantly increased over the prior year for both the quarter and six-months ended July 26, 2003, aided by an increase in merchandise margin, as HomeGoods continues to do an excellent job managing its inventories.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

A.J. Wright
Net sales	$96.0	$59.7	$178.6	$109.6
Segment profit (loss)	$1.8	$(3.1)	$(0.5)	$(6.2)
Segment profit (loss) as percentage of net sales	1.9%	(5.1)%	(0.3)%	(5.7)%
Percent increase in same store sales	11%	10%	9%	16%
Stores in operation at end of period			84	55

Despite unseasonable weather during the first half of the quarter, A.J. Wright’s segment profit for the quarter was significantly ahead of our expectations and the prior year. A.J. Wright’s merchandise margins increased over the comparable periods last year as a result of improved merchandising and strong inventory management. Segment profit for the quarter included a gain of $1.7 million from a store closing. Same store sales for the quarter were up 11%, compared to a 10% increase in the prior year, and net sales increased by 61% over a year earlier, reflecting the strong performance of new stores. The improvement in the segment profit margins over last year for the quarter and six month periods reflected strong merchandise margins and further levering of expenses as a result of growth.

General corporate expense

General corporate expense, which increased slightly from fiscal 2003 to fiscal 2004, includes costs not specifically related to the operation of our business segments and is included in selling, general and administrative expense.

Financial Condition

Cash flows from operating activities for the six months ended July 26, 2003 and July 27, 2002 are primarily driven by net income and increases in inventories and accounts payable that are largely due to normal seasonal requirements and new stores. Cash flows from operating activities for the six months ended July 26, 2003 as compared to the six months ended July 27, 2002 reflect a reduction in net income and greater increases in inventory and accounts payable from year end levels. Increases in inventory and accounts payable were largely driven by normal seasonal requirements and new stores as well as a planned increase in average per store inventory levels. This planned increase in average per store inventory level for the current year resulted in a greater use of cash in the six months ended July 2003 than in the comparable prior year period.

Cash flows from operating activities were reduced by $19 million for payments against our reserve for discontinued operations during the six months ended July 26, 2003, and by $9 million during the six months ended July 27, 2002. Please see Note 5 to the consolidated financial statements for more information on our discontinued operations reserve and related contingent liabilities.

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

Financing activities for the period ended July 26, 2003, include cash expenditures of $277.3 million for the repurchase of common stock as compared to $274.5 million last year. During July 2002, we completed our $1 billion stock repurchase program and announced our intention to repurchase an additional $1 billion of common stock over several years. Since the inception of the new $1 billion stock repurchase program, through July 26, 2003, we have repurchased and retired 31.1 million shares at a total cost of $567.9 million. During the quarter ended July 26, 2003, we repurchased and retired 6.8 million shares at a total cost of $125.3 million.

During fiscal 2003, we entered into a $370 million five-year revolving credit facility and a $320 million 364-day revolving credit facility, replacing similar agreements scheduled to expire during fiscal 2003. On March 24, 2003, the 364-day agreement was renewed and increased to $330 million, with substantially all of the other terms and conditions of the original facility remaining unchanged. During the second quarter ended July 26, 2003 we entered into two separate interest rate swaps on an aggregate of $100 million of our fixed rate long-term debt. The interest rate swaps have the effect of replacing the fixed interest cost of 7.45% on this debt with a variable interest cost indexed to the six-month LIBOR rate.

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

PART I    (Continued)

Item 4       Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 26, 2003 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There were no changes in internal controls, over financial reporting during the fiscal quarter ending July 26, 2003 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    Other Information

Item 6(a)     Exhibits

10.1	The Employment Agreement dated as of June 3, 2003 between Edmond J. English and the Company is filed herewith.

10.2	The Employment Agreement dated as of June 3, 2003 between Bernard Cammarata and the Company is filed herewith.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b)     Reports on Form 8-K

On May 13, 2003, the Company furnished to the Commission a current report on Form 8-K appending a press release issued on May 13, 2003 which included financial results of The TJX Companies, Inc. for the fiscal quarter ended April 26, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.

(Registrant)

Date: September 9, 2003

/s/ Donald G. Campbell

Donald G. Campbell, Executive Vice President -
Finance, on behalf of The TJX Companies, Inc. and as
Principal Financial and Accounting Officer of
The TJX Companies, Inc.