Form 10-Q
period 2003-10-25
TJX COMPANIES INC /DE/
filed 2003-12-08
CIK 109198

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] Quarterly Report under Section 13 and 15(d)
Of the Securities Exchange Act of 1934

Or
[  ] Transition Report Pursuant to Section 13 and 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended October 25, 2003
Commission file number 1-4908

The TJX Companies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	04-2207613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Cochituate Road
Framingham, Massachusetts	01701
(Address, of principal executive offices)	(Zip Code)

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

     YES [X] NO [   ]

The number of shares of Registrant’s common stock outstanding as of November 22, 2003: 503,275,923

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF INCOME
(UNAUDITED)
DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended

	October 25,	October 26,
	2003	2002

Net sales	$3,387,452	$3,044,950

Cost of sales, including buying and occupancy costs	2,528,049	2,290,136
Selling, general and administrative expenses	552,142	508,341
Interest expense, net	7,230	7,313

Income before provision for income taxes	300,031	239,160
Provision for income taxes	117,198	91,805

Net income	$182,833	$147,355

Earnings per share:
Net income:
Basic	$.36	$.28
Diluted	$.36	$.28
Cash dividends declared per share	$.035	$.03

The accompanying notes are an integral part of the financial statements.

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF INCOME
(UNAUDITED)
DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended

	October 25,	October 26,
	2003	2002

Net sales	$9,222,341	$8,475,726

Cost of sales, including buying and occupancy costs	6,968,737	6,357,702
Selling, general and administrative expenses	1,545,851	1,410,885
Interest expense, net	21,436	19,470

Income before provision for income taxes	686,317	687,669
Provision for income taxes	266,691	263,584

Net income	$419,626	$424,085

Earnings per share:
Net income:
Basic	$.82	$.79
Diluted	$.81	$.78
Cash dividends declared per share	$.105	$.09

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS

	October 25,	January 25,	October 26,
	2003	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$87,622	$492,330	$151,939
Accounts receivable	113,471	75,515	94,724
Merchandise inventories	2,242,904	1,563,450	2,001,514
Prepaid expenses and other current assets	130,080	100,284	106,597
Current deferred income taxes, net	12,408	8,961	14,136

Total current assets	2,586,485	2,240,540	2,368,910

Property at cost:
Land and buildings	251,813	230,810	219,635
Leasehold costs and improvements	1,072,625	970,981	935,583
Furniture, fixtures and equipment	1,602,757	1,409,123	1,359,439

	2,927,195	2,610,914	2,514,657
Less accumulated depreciation and amortization	1,384,631	1,232,189	1,208,274

	1,542,564	1,378,725	1,306,383

Property under capital lease, net of accumulated amortization of $5,398, $3,723 and $3,164, respectively	27,174	28,849	29,408
Other assets	112,535	113,192	74,111
Goodwill and tradename, net of amortization	179,419	179,183	179,138

TOTAL ASSETS	$4,448,177	$3,940,489	$3,957,950

LIABILITIES
Current liabilities:
Current installments of long-term debt	$5,000	$15,000	$—
Obligation under capital lease due within one year	1,431	1,348	1,321
Accounts payable	1,156,506	817,633	984,473
Accrued expenses and other current liabilities	696,841	669,732	582,865
Federal, foreign and state income taxes payable	107,637	62,632	87,678

Total current liabilities	1,967,415	1,566,345	1,656,337

Other long-term liabilities	275,228	229,264	228,687
Non-current deferred income taxes, net	90,374	41,969	3,538
Obligation under capital lease, less portion due within one year	27,904	28,988	29,335
Long-term debt, exclusive of current installments	661,977	664,776	677,776
Commitments and contingencies	—	—	—
SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 502,771,995; 520,515,041 and 525,086,220 shares, respectively	502,772	520,515	525,086
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(9,972)	(3,164)	(3,920)
Unearned stock compensation	(12,704)	(7,652)	(8,608)
Retained earnings	945,183	899,448	849,719

Total shareholders’ equity	1,425,279	1,409,147	1,362,277

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,448,177	$3,940,489	$3,957,950

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended

	October 25,	October 26,
	2003	2002

Cash flows from operating activities:
Net income	$419,626	$424,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,054	153,739
Property disposals	7,187	5,028
Deferred income tax provision	48,114	28,347
Amortization of unearned stock compensation	7,220	1,355
Tax benefit of employee stock options	8,058	10,257
Changes in assets and liabilities:
(Increase) in accounts receivable	(36,807)	(25,352)
(Increase) in merchandise inventories	(651,834)	(531,989)
(Increase) in prepaid expenses and other current assets	(24,792)	(27,639)
Increase in accounts payable	323,239	216,564
Increase (decrease) in accrued expenses and other liabilities	(9,493)	46,672
Increase in income taxes payable	46,643	45,736
Other, net	20,856	6,712

Net cash provided by operating activities	329,071	353,515

Cash flows from investing activities:
Property additions	(311,322)	(280,456)
Proceeds from repayments on note receivable	450	419

Net cash (used in) investing activities	(310,872)	(280,037)

Cash flows from financing activities:
Payments on capital lease obligation	(1,001)	(924)
Principal payments on long-term debt	(15,000)	—
Cash payments for repurchase of common stock	(389,953)	(392,354)
Proceeds from sale and issuance of common stock, net	32,681	24,813
Cash dividends paid	(51,289)	(44,266)

Net cash (used in) financing activities	(424,562)	(412,731)

Effect of exchange rate changes on cash	1,655	(1,584)

Net (decrease) in cash and cash equivalents	(404,708)	(340,837)
Cash and cash equivalents at beginning of year	492,330	492,776

Cash and cash equivalents at end of period	$87,622	$151,939

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The results for the first nine months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in TJX’s Annual Report on Form 10-K for the year ended January 25, 2003.

3.	TJX’s cash payments for interest and income taxes are as follows:

	Thirty-Nine Weeks Ended

	October 25,	October 26,
	2003	2002

	(In thousands)
Cash paid for:
Interest on debt	$14,505	$14,859
Income taxes	$157,017	$172,482

4.	We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases for stores for which TJX is an original lessee or guarantor. When such leases were assigned to third parties, TJX generally remained secondarily liable with respect to the lease obligations if the assignee fails to perform, unless there are circumstances that terminate or reduce TJX’s potential liability. Such circumstances include noncompliance with the terms of the guarantee or material changes to the lease terms or leased property. The reserve reflects our estimation of the cost to TJX of claims that have been, or are likely to be, made against TJX based on our potential secondary liability after mitigation of the number and cost of lease obligations as a result of various factors. These factors include assignments to third parties, lease terminations, expirations, subleases, buyouts, modifications and other actions, legal defenses, use by TJX for our own store opening program, and indemnification by BJ’s Wholesale Club, Inc. in the case of the House2Home leases discussed below.

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

Our contingent obligations with respect to House2Home have also been substantially resolved. House2Home, Inc. (formerly known as Waban, Inc., HomeClub, Inc. and HomeBase, Inc.) was spun off by TJX in 1989, along with BJ’s Wholesale Club. BJ’s Wholesale Club agreed to indemnify TJX for all liabilities relating to the House2Home leases with respect to the period through January 31, 2003, and 50% of such liabilities thereafter. In November 2001, House2Home filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code and is liquidating its business. As a result of negotiated buyouts, assignments to third parties and lease expirations, the total present value, as of October 25, 2003, of the after-tax cost to TJX of the amounts that have or will come due under remaining House2Home leases during the period from the House2Home bankruptcy filing through the remainder of the term of the leases is less than $5 million, without reflecting any expected mitigating factors other than indemnification by BJ’s Wholesale Club.

In 1988, TJX completed the sale of its Zayre Stores division to Ames Department Stores, Inc. Following the sale, Ames twice filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code, most recently in August 2001, and is currently liquidating its business. Based on information received from Ames, we believed that at the time of the more recent bankruptcy filing, there were 60 to 70 leases of former Zayre stores operated by Ames for which we may have contingent obligations. As of October 25, 2003, Ames had rejected 40 store leases for which we may be liable, and some of these landlords have asserted claims against TJX. Through October 25, 2003, as a result of transactions such as buyouts, third-party assignments and leasing for our own use, eleven of these store leases have been resolved. The properties that reverted back to TJX from Ames’ first bankruptcy were largely settled through buyouts and other lease terminations. The ongoing net cost of eight properties from this first bankruptcy is charged to the reserve.

The reserve for discontinued operations as of October 25, 2003 and October 26, 2002 is summarized below:

	Thirty-Nine Weeks Ended

	October 25,	October 26,
In Thousands	2003	2002

Balance at beginning of year	$55,361	$87,284
Charges against the reserve:
Lease-related obligations	(25,400)	(26,798)
All other (charges)/credits	(182)	492

Balance at end of period	$29,779	$60,978

We believe our reserve for discontinued operations is adequate to meet the costs we may incur with respect to House2Home and former Zayre Stores leases and that the future liability to TJX with respect to these leases will not have a material effect on our financial condition, operating results or cash flows. Changes in the underlying assumptions, such as additional expenses for lease settlements or future Zayre Stores lease rejections, could require us to increase this reserve, although we do not expect that any increase would be material to our financial condition, results of operations or cash flows. In addition, we expect to receive a creditor recovery in the House2Home bankruptcy, although the amount has not yet been determined.

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

5.	TJX’s comprehensive income for the periods ended October 25, 2003 and October 26, 2002 is presented below:

	Thirteen Weeks Ended

	October 25,	October 26,
	2003	2002

	(In thousands)
Net income	$182,833	$147,355
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects in period ended October 25, 2003	9,016	(667)
Gain (loss) on hedge contracts, net of related tax effects in period ended October 25, 2003	(6,949)	3,260

Comprehensive income	$184,900	$149,948

	Thirty-Nine Weeks Ended

	October 25,	October 26,
	2003	2002

	(In thousands)
Net income	$419,626	$424,085
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects in period ended October 25, 2003	12,601	12,398
Gain (loss) on hedge contracts, net of related tax effects in period ended October 25, 2003	(19,409)	(9,563)

Comprehensive income	$412,818	$426,920

6.	The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended

	October 25,	October 26,
	2003	2002

	(In thousands except
	per share amounts)
Net income	$182,833	$147,355
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	505,904	527,286
Dilutive effect of stock options and awards	5,158	5,049

Average common shares outstanding for diluted EPS	511,062	532,335

Net income:
Basic earnings per share	$.36	$.28
Diluted earnings per share	$.36	$.28

	Thirty-Nine Weeks Ended

	October 25,	October 26,
	2003	2002

	(In thousands except
	per share amounts)
Net income	$419,626	$424,085
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	510,826	534,969
Dilutive effect of stock options and awards	4,327	5,551

Average common shares outstanding for diluted EPS	515,153	540,520

Net income:
Basic earnings per share	$.82	$.79
Diluted earnings per share	$.81	$.78

The weighted average common shares for the diluted earnings per share calculation excludes the incremental effect related to outstanding stock options when the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were no such options excluded for the quarter ended October 25, 2003, 22.9 million options excluded for the nine months ended October 25, 2003, and 11.3 million options excluded for the quarter and nine months ended October 26, 2002. The 16.9 million shares attributable to the zero coupon convertible debt were excluded from the diluted earnings per share calculation in all periods presented because criteria for conversion had not been met.

7.	During the third quarter ended October 25, 2003, TJX repurchased and retired 6.2 million shares of its common stock at a cost of $125.0 million. For the nine months ended October 25, 2003, TJX repurchased and retired 21.2 million shares at a cost of $389.6 million. Since the inception of the current $1 billion stock repurchase program in July 2002, through October 25, 2003, TJX has repurchased and retired 37.3 million shares at a cost of $692.9 million.

8.	In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for entities that voluntarily convert to the fair value based method of accounting for stock-based employee compensation and requires amended disclosure presentation for the fiscal year ended January 25, 2003 and all subsequent interim periods (See Note 10). The FASB has undertaken a comprehensive rulemaking in this area. Until the FASB adopts new rules, we are continuing to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, or the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

9.	TJX evaluates the performance of its segments based on “segment profit or loss” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is financial information on TJX’s business segments (In thousands):

	Thirteen Weeks Ended

	October 25,	October 26,
	2003	2002

Net sales:
Marmaxx	$2,537,299	$2,406,662
Winners*	284,570	210,165
T.K. Maxx	243,296	185,585
HomeGoods	219,232	176,279
A.J. Wright	103,055	66,259

	$3,387,452	$3,044,950

Segment profit (loss):
Marmaxx	$264,878	$218,439
Winners *	36,295	29,334
T.K. Maxx	17,507	12,225
HomeGoods	16,438	11,583
A.J. Wright	(1,913)	(5,693)

	333,205	265,888
General corporate expense	25,944	19,415
Interest expense, net	7,230	7,313

Income before provision for income taxes	$300,031	$239,160

	Thirty-Nine Weeks Ended

	October 25,	October 26,
	2003	2002

Net sales:
Marmaxx	$6,988,848	$6,785,599
Winners *	732,147	557,493
T.K. Maxx	630,470	472,868
HomeGoods	589,269	483,894
A.J. Wright	281,607	175,872

	$9,222,341	$8,475,726

	Thirty-Nine Weeks Ended

	October 25,	October 26,
	2003	2002

Segment profit (loss):
Marmaxx	$650,563	$679,922
Winners *	66,226	58,670
T.K. Maxx	26,607	15,265
HomeGoods	27,084	17,545
A.J. Wright	(2,419)	(11,896)

	768,061	759,506
General corporate expense	60,308	52,367
Interest expense, net	21,436	19,470

Income before provision for income taxes	$686,317	$687,669

* Includes the results of HomeSense stores.

10.	TJX has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for compensation expense under its stock option plans. We grant options at fair market value on the date of the grant; accordingly, no compensation expense is recognized for the stock options issued during fiscal 2004 or 2003. Compensation expense determined in accordance with SFAS No. 123, net of related income tax effect, would have amounted to $14.5 million and $11.2 million for the thirteen weeks ended October 25, 2003 and October 26, 2002, respectively, and $40.9 million and $29.4 million for the thirty-nine weeks ended October 25, 2003 and October 26, 2002, respectively.

Presented below are the unaudited pro forma net income and related earnings per share showing the effect that stock compensation expense, determined in accordance with SFAS No. 123, would have on reported results (dollars in thousands except per share amounts):

	Thirteen Weeks Ended

	October 25,	October 26,
	2003	2002

Net income, as reported	$182,833	$147,355
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,447	573
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,470)	(11,227)

Pro forma net income	$169,810	$136,701

Earnings per share:
Basic – as reported	$.36	$.28
Basic – pro forma	$.34	$.26
Diluted – as reported	$.36	$.28
Diluted – pro forma	$.33	$.26

	Thirty-Nine Weeks Ended

	October 25,	October 26,
	2003	2002

Net income, as reported	$419,626	$424,085
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,332	1,344
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,905)	(29,441)

Pro forma net income	$383,053	$395,988

Earnings per share:
Basic – as reported	$.82	$.79
Basic – pro forma	$.75	$.74
Diluted – as reported	$.81	$.78
Diluted – pro forma	$.74	$.73

11.	At October 25, 2003, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle the Company to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts.

The interest rate swap agreements converted a portion of the Company’s long-term debt from a fixed rate obligation to a floating rate obligation. The Company has designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at October 25, 2003 was a liability of $3.2 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $3.9 million, which excludes the recorded reduction to accrued interest expense of $700,000.

12.	On October 22, 2003, TJX announced that it signed an agreement to purchase substantially all of the assets of Bob’s Stores, Inc. and its subsidiaries (“Bob’s Stores”), pursuant to Sections 363 and 365 under the U.S. Bankruptcy code. Bob’s Stores is a value-oriented retail chain in the Northeast U.S., offering branded apparel and footwear. Under the agreement, TJX would purchase the assets of Bob’s Stores for $100 million, less various adjustments, and assume certain liabilities including store leases and operating contracts to be designated by TJX. TJX expects to assume most, but not all, of Bob’s Stores’ leases. The purchase price will be reduced for various adjustments, including reductions in inventory from September 27, 2003 to the closing and the customer obligations, employee vacation obligations and post-bankruptcy petition trade payables assumed by TJX. The transaction is subject to a number of conditions, including bankruptcy court approval.

13.	Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

The Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks (Nine Months) Ended October 25, 2003 Versus the Thirteen Weeks and Thirty-Nine Weeks Ended October 26, 2002

Results of Operations

Net sales: Net sales for the third quarter ended October 25, 2003 were $3,387.5 million, up 11% from $3,045.0 million in last year’s third quarter. Consolidated same store sales increased 3% for the third quarter ended October 25, 2003 as compared to a 2% increase in same store sales for last year’s third quarter. For the thirteen weeks ended October 25, 2003, 76% of the increase in net sales was due to new stores, with the balance due to increased same store sales. For the thirteen weeks ended October 25, 2002, the increase in sales attributable to new stores amounted to 82% of the total increase, with the balance attributable to same store sales growth. Same store sales in the third quarter ended October 25, 2003 were favorably impacted by strong growth in our younger businesses and changes in foreign currency exchange rates. More seasonable fall weather patterns this year as compared to last year also aided third quarter sales.

Net sales for the nine months ended October 25, 2003 were $9,222.3 million, a 9% increase over the prior year. Consolidated same store sales increased 1% for the nine-month period ended October 25, 2003 as compared to an increase of 4% for the nine-month period ended October 26, 2002. For the thirty-nine weeks ended October 25, 2003, 89% of the increase in sales was attributable to new stores, with the balance due to same store sales growth. For the thirty-nine weeks ended October 26, 2002, the increase in sales attributable to new stores amounted to 73% of the total increase, with the balance due to same store sales growth. Sales for the nine months ended October 25, 2003 were negatively impacted by unseasonable weather in much of the United States and Canada throughout most of the 2003 first quarter, May and early June. Sales for the nine-months ended October 26, 2002, were aided by favorable spring weather in most regions of the United States and Canada.

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

The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 25,	October 26,	October 25,	October 26,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	74.6	75.2	75.6	75.0
Selling, general and administrative expenses	16.3	16.7	16.8	16.6
Interest expense, net	.2	.2	.2	.3

Income before provision for income taxes	8.9%	7.9%	7.4%	8.1%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased for the quarter ended October 25, 2003 from the prior year’s third quarter, and increased for the nine-month period ended October 25, 2003. The decrease in this ratio for the quarter reflects a significant improvement in the merchandise margin at Marmaxx which led to a .7% reduction in its cost of sales ratio. Merchandise margins also improved at each of our younger divisions, HomeGoods, T.K. Maxx and A.J. Wright. The increase in this ratio for the nine months ended October 25, 2003 resulted from, higher distribution costs as a result of the opening of our new T.J. Maxx distribution facility in Pittston, Pennsylvania, and modest sales growth. Including the effect of the modest sales growth, store occupancy and depreciation costs as a percentage of net sales increased by .4% for the nine months ended October 25, 2003 over the same period last year and distribution costs for the first nine months as a percentage of net sales increased by .2% over last year.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, decreased for the quarter ended October 25, 2003 from the prior year’s third quarter and increased for the nine-month period over the first nine months last year. Included in last year’s selling, general and administrative expenses for both the quarter and nine months ended October 26, 2002, was a pre-tax charge of $16 million for the estimated cost of settling claims relating to four California lawsuits. The absence of this charge this year is the primary reason selling, general and administrative expenses decreased for the quarter ended October 25, 2003. The quarter ended October 25, 2003 also included approximately $9 million in net charges related to foreign currency exchange losses as compared to a net charge of approximately $2 million last year. The increase in this expense ratio for the nine-month period ended October 25, 2003 is primarily due to the impact of modest sales growth. Also contributing to the increase in this expense ratio for the nine-month period were increases in retirement costs, medical benefits, insurance and foreign currency exchange losses. For the nine month period ended October 25, 2003, a net charge of approximately $10 million related to foreign currency exchange losses was included in selling, general and administrative expenses compared to a net charge of approximately $3 million last year. The majority of these losses relate to derivative contracts that provide an economic hedge on certain inventory purchases which will reverse in future periods when allocated to the appropriate division to offset similar gains recognized on the sale of the hedged inventory. For the periods ended October 25, 2003, these foreign currency exchange losses also included a $2.8 million charge related to the foreign currency exchange impact on the deferred tax liability associated with Winners’ unrepatriated earnings.

Interest expense, net: Interest expense, net includes interest income of $1.1 million in the third quarter of the current fiscal year versus $1.7 million of interest income last year. The thirty-nine weeks ended October 25, 2003 includes interest income of $4.3 million versus $7.8 million of interest income last year. The reduction in interest income is due to lower cash balances and lower interest rates during each of the periods ended October 25, 2003. Gross interest expense for the periods ended October 25, 2003 was comparable to that of the respective prior year periods.

Income taxes: Our effective income tax rate was 39.1% and 38.9% for the three and nine months ended October 25, 2003, respectively, and 38.4% and 38.3% for the three and nine months ended October 26, 2002, respectively. The increase in the income tax rate reflects the impact of a pre-tax foreign currency exchange loss on the deferred tax liability associated with Winners unrepatriated earnings. In addition, for the nine months ended October 25, 2003, the effective income tax rate reflects increases in state income taxes.

Net income: Net income for the third quarter of fiscal 2004 was $182.8 million, or $.36 per diluted share, versus $147.4 million, or $.28 per diluted share last year. Net income for the first nine months of fiscal 2004 was $419.6 million, or $.81 per diluted share, versus $424.1 million or $.78 per diluted share last year.

Segment information: We evaluate the performance of our segments based on “segment profit or loss” which we define as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments (U.S. dollars in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 25,	October 26,	October 25,	October 26,
	2003	2002	2003	2002

Marmaxx
Net sales	$2,537.3	$2,406.7	$6,988.8	$6,785.6
Segment profit	$264.9	$218.4	$650.6	$679.9
Segment profit as percentage of net sales	10.4%	9.1%	9.3%	10.0%
Percent increase in same store sales	0%	1%	(1)%	3%
Stores in operation at end of period			1,408	1,339

The increase in net sales at Marmaxx for both periods ended October 25, 2003 was the result of new stores. Marmaxx same store sales were slightly below our expectations for the third quarter ended October 25, 2003, but our new stores performed better than plan. Segment profit for the quarter ended October 25, 2003 benefited from this year’s normal fall weather patterns, compared with unusually warm weather during September last year. A significant improvement in merchandise margin led to a .7% reduction in Marmaxx’s cost of sales ratio. Marmaxx segment profit improvement in the third quarter also reflects last year’s charge of $16 million related to the California lawsuits. The decrease in segment profit as a percentage of net sales for the nine months ended October 25, 2003, as compared to last year, reflects a decrease in merchandise margin of .2% as well as an increase in store occupancy costs of .3% and an increase in distribution costs of .2%. Marmaxx continued to manage inventory levels well with average-per-store inventories, including warehouses, up 2% at the end of the quarter over the same quarter last year versus being down 8% at the same time last year over the prior year.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 25,	October 26,	October 25,	October 26,
	2003	2002	2003	2002

Winners and HomeSense
Net sales	$284.6	$210.2	$732.1	$557.5
Segment profit	$36.3	$29.3	$66.2	$58.7
Segment profit as percentage of net sales	12.8%	14.0%	9.0%	10.5%
Percent increase in same store sales:
U.S. currency	23%	0%	16%	5%
Local currency	6%	1%	3%	6%
Stores in operation at end of period:
Winners			159	145
HomeSense			24	15

The increase in net sales at Winners for both periods ended October 25, 2003, which exceed our expectations, was primarily due to favorable changes in the foreign currency exchange rates. Winners same store sales (in local currency) were up 6% for the quarter and 3% for the nine months ended October 25, 2003. Segment profit for the quarter ended October 25, 2003 increased over last year by 24%, and 13% for the nine months ended October 25, 2003. This growth is also primarily due to favorable changes in the foreign currency exchange rates over last year. Winners results for the periods ended October 25, 2003, benefited from seasonable fall temperatures in the third quarter this year compared to unusually warm temperatures last year. The HomeSense operating results are included with Winners, but are not material.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 25,	October 26,	October 25,	October 26,
	2003	2002	2003	2002

T.K. Maxx
Net sales	$243.3	$185.6	$630.5	$472.9
Segment profit	$17.5	$12.2	$26.6	$15.3
Segment profit as percentage of net sales	7.2%	6.6%	4.2%	3.2%
Percent increase in same store sales:
U.S. currency	13%	18%	15%	11%
Local currency	8%	11%	7%	6%
Stores in operation at end of period			143	120

T.K. Maxx same store sales (in local currency) were up 8% for the quarter and 7% for the nine months ended October 25, 2003. T.K. Maxx sales were above our expectations for the quarter primarily due to growth in same store sales. Like Winners, but to a much lesser extent, sales were aided by favorable changes in foreign currency exchange rates. Segment profit for the quarter ended October 25, 2003 increased by 43% over last year’s third quarter, and by 74% for the nine months ended October 25, 2003 over the same period last year. T.K. Maxx results for the quarter and nine month periods were driven by excellent merchandise and inventory management strategies. T.K. Maxx’s segment profit gain over last year was also aided by favorable foreign currency exchange rates.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 25,	October 26,	October 25,	October 26,
	2003	2002	2003	2002

HomeGoods
Net sales	$219.2	$176.3	$589.3	$483.9
Segment profit	$16.4	$11.6	$27.1	$17.5
Segment profit as percentage of net sales	7.5%	6.6%	4.6%	3.6%
Percent increase in same store sales	2%	8%	1%	8%
Stores in operation at end of period			175	139

HomeGoods same store sales growth was below plan for the quarter and nine months ended October 25, 2003, but total sales were close to our expectations in both periods, reflecting the continued strong performance of new stores. Segment profit significantly increased for both the quarter and nine months ended October 25, 2003 over the prior year’s periods. The segment profit improvement over last year for both periods reflects HomeGoods’ solid execution of its merchandising and inventory management strategies.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 25,	October 26,	October 25,	October 26,
	2003	2002	2003	2002

A.J. Wright
Net sales	$103.1	$66.3	$281.6	$175.9
Segment profit (loss)	$(1.9)	$(5.7)	$(2.4)	$(11.9)
Segment profit (loss) as percentage of net sales	(1.9)%	(8.6)%	(0.9)%	(6.8)%
Percent increase in same store sales	14%	5%	11%	12%
Stores in operation at end of period			95	68

A.J. Wright’s segment profit for the quarter and nine month periods ended October 25, 2003 was ahead of our expectations and the prior year. A.J. Wright’s merchandise margins increased over the comparable periods last year as a result of improved merchandising and strong inventory management. The improvement in the segment profit margins over last year for the quarter and nine month periods reflected sales performance that exceeded expectations, strong merchandise margins and further levering of expenses as a result of growth. Segment profit for the nine months ended October 25, 2003 included a gain of $1.7 million from a store closing. Same store sales for the quarter were up 14%, compared to a 5% increase in the prior year, and net sales increased by 56% over a year earlier, reflecting the strong performance of new stores.

General corporate expense

General corporate expense includes costs not specifically related to the operation of our business segments and is included in selling, general and administrative expense. The increase in general corporate expense for both the quarter and nine months ended October 25, 2003, is due to the impact of charges for foreign exchange losses. General corporate expense includes approximately $9 million in foreign exchange losses for the quarter ended October 25, 2003 and approximately $10 million in losses for the nine months ended October 25, 2003 compared to approximately $2 million and $3 million respectively, for the quarter and nine months ended October 26, 2002. The majority of these losses relate to derivative contracts that provide an economic hedge on certain inventory purchases which will reverse in future periods when allocated to the appropriate division to offset similar gains recognized on the sale of the hedged inventory. For the periods ended October 25, 2003, these losses also included a $2.8 million charge related to the foreign currency exchange impact on the deferred tax liability associated with Winners’ unrepatriated earnings.

Financial Condition

Cash flows from operating activities for the nine months ended October 25, 2003 and October 26, 2002 are comparable and are primarily driven by net income and increases in inventories and accounts payable that are largely due to normal seasonal requirements and new stores.

Cash flows from operating activities were reduced by $26 million for payments against our reserve for discontinued operations during each of the nine month periods ended October 25, 2003, and October 26, 2002. Please see Note 4 to the consolidated financial statements for more information on our discontinued operations reserve and related contingent liabilities.

Investing activities relate primarily to property additions for new stores, store improvements and renovations and expansion of our distribution network. On October 22, 2003, TJX announced that it signed an agreement to purchase substantially all of the assets of Bob’s Stores, Inc. and its subsidiaries (“Bob’s Stores), pursuant to Sections 363 and 365 under the U.S. Bankruptcy code. Bob’s Stores is a value-oriented retail chain in the Northeast U.S., offering branded apparel and footwear. Under the agreement, TJX would purchase the assets of Bob’s Stores for $100 million, less various adjustments, and assume certain liabilities including store leases and operating contracts to be designated by TJX. TJX expects to assume most, but not all, of Bob’s Stores’ leases. The purchase price will be reduced for various adjustments, including reductions in inventory from September 27, 2003 to the closing and the customer obligations, employee vacation obligations and post-bankruptcy petition trade payables assumed by TJX. The transaction is subject to a number of conditions, including bankruptcy court approval. TJX expects to fund the acquisition cost of Bob’s from internally generated cash.

Financing activities for the period ended October 25, 2003, include cash expenditures of $390.0 million for the repurchase of common stock as compared to $392.4 million last year. During July 2002, we completed our $1 billion stock repurchase program and announced our intention to repurchase an additional $1 billion of common stock over several years. Since the inception of the new $1 billion stock repurchase program, through October 25, 2003, we have repurchased and retired 37.3 million shares at a total cost of $692.9 million. During the quarter ended October 25, 2003, we repurchased and retired 6.2 million shares at a total cost of $125 million.

During the second quarter ended July 26, 2003 we entered into two separate interest rate swaps on an aggregate of $100 million of our fixed rate long-term debt. The interest rate swaps have the effect of replacing the fixed interest cost of 7.45% on this debt with a variable interest cost indexed to the six-month LIBOR rate.

During fiscal 2003, we entered into a $370 million five-year revolving credit facility and a $320 million 364-day revolving credit facility, replacing similar agreements scheduled to expire during fiscal 2003. On March 24, 2003, the 364-day agreement was renewed and increased to $330 million, with substantially all of the other terms and conditions of the original facility remaining unchanged. Availability under our revolving credit facilities at October 25, 2003 and October 26, 2002 was $700 million and $690 million, respectively. We believe our internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.

Forward Looking Information

Some statements contained in this report are forward-looking and involve a number of risks and uncertainties. Statements that address activities, events and results that we intend, expect or believe may occur in the future are forward-looking statements. Among the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements are the following: general economic conditions including affects of wars, other military actions and terrorist incidents; consumer confidence, demand and preferences; weather patterns; competitive factors, including continuing pressure from pricing and promotional activities of competitors; the impact of retail capacity and the availability of desirable store and distribution center locations on suitable terms; recruiting and retaining quality sales associates and other associates including key executives; the availability, selection and purchasing of attractive merchandise on favorable terms and the effective management of inventory levels; import risks, including potential disruptions in supply and duties, tariffs and quotas on imported merchandise, including economic and political problems in countries from which merchandise is imported; currency and exchange rate factors in our foreign and buying operations; ability to continue successful expansion of our store base at the rate projected; risks in the development of new businesses and application of our off-price strategies in additional foreign countries; factors affecting expenses including pressure on wages and benefits; our acquisition and divestiture activities; our ultimate liability with respect to leases relating to discontinued operations including indemnification and other factors affecting or mitigating our liability; changes in laws and regulations; satisfaction of closing conditions and other factors which affect our ability to acquire Bob’s Stores and factors which affect our ability to execute our business plan for Bob’s Stores and achieve profitability; and other factors that may be described in our filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I	(Continued)

Item 4	Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 25, 2003 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There were no changes in internal controls over financial reporting during the fiscal quarter ending October 25, 2003 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 12, 2003, the Company furnished to the Commission a current report on Form 8-K appending a press release issued on August 12, 2003 which included financial results of The TJX Companies, Inc. for the fiscal quarter ended July 26, 2003.

On October 23, 2003, the Company filed a current report on Form 8-K appending a press release issued on October 22, 2003 announcing the agreement with Bob’s Stores, Inc. and subsidiaries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)

Date: December 8, 2003

/s/ Donald G. Campbell Donald G. Campbell, Executive Vice President - Finance, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.