Form 10-K
period 2004-01-31
TJX COMPANIES INC /DE/
filed 2004-03-31
CIK 109198

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004	Commission file number 1-4908

The TJX Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2207613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

770 Cochituate Road Framingham, Massachusetts (Address of principal executive offices)	01701 (Zip Code)

Registrant’s telephone number, including area code (508) 390-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant on July 26, 2003 was $10,018,786,069.

      There were 499,181,639 shares of the Registrant’s common stock, $1.00 par value, outstanding as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2004 (Part III).

PART I

Item 1.	Business

      We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. Our seven off-price chains are synergistic in their philosophies and operating platforms. We offer off-price family apparel and home fashions through our T.J. Maxx, Marshalls and A.J. Wright chains in the United States, our Winners chain in Canada and our T.K. Maxx chain in the United Kingdom and Ireland. We offer exclusively off-price home fashions through our HomeGoods chain in the United States and our Canadian HomeSense chain operated by Winners. The target customer for all of our off-price chains, except A.J. Wright, is the middle to upper-middle income shopper, with the same profile as a department or specialty store customer. A.J. Wright targets a more moderate income customer. We acquired Bob’s Stores in December 2003, a 31-store, value-oriented, branded apparel retailer based in the Northeast United States that offers casual, family apparel. Bob’s Stores’ target customer demographic includes a large percentage of male shoppers and spans the moderate to upper-middle income bracket.

      Our off-price mission is to deliver an exciting, fresh and rapidly changing assortment of brand-name merchandise at excellent values to our customers. We define value as the combination of quality, brand, fashion and price. With over 400 buyers worldwide and over 10,000 vendors, we believe we are well positioned to continue accomplishing this goal. Our key strengths include:

•	expertise in off-price buying

•	substantial buying power

•	solid relationships with many manufacturers and other merchandise suppliers

•	deep organization with decades of experience in off-price retailing

•	off-price inventory management systems and distribution networks and

•	financial strength and an excellent credit rating.

      As an off-price retailer, we offer fine-quality, name brand and designer family apparel and home fashions every day at substantial savings from comparable department and specialty store regular prices. We can offer these everyday savings as a result of our opportunistic buying strategies, disciplined inventory management, including rapid inventory turns, and low expense structure.

      In our off-price concepts, we purchase much of our inventory opportunistically with only a small percentage specifically manufactured for us. Different from traditional retailers that order goods far in advance of the time they will appear on the selling floor, TJX buyers are in the marketplace virtually every week. By maintaining a liquid inventory position, our buyers can buy close to need, enabling them to buy into current market trends and take advantage of the opportunities in the marketplace. Due to the unpredictable nature of consumer demand in the marketplace and the mismatch of supply and demand, we are regularly able to buy the vast majority of our inventory directly from manufacturers, with some merchandise coming from retailers and others. Virtually all of our buys are made at significant discounts from initial wholesale prices. We generally purchase merchandise to sell in the current selling season as well as a limited quantity of packaway merchandise that we buy specifically to warehouse and sell in a future selling season. We are willing to purchase less than a full assortment of styles and sizes. We pay promptly and do not ask for typical retail concessions such as promotional and markdown allowances or delivery concessions such as drop shipments to stores or delayed deliveries. Our financial strength, strong reputation and ability to sell large quantities of merchandise through a geographically diverse network of stores gives us excellent access to leading branded merchandise. Our opportunistic buying permits us to consistently offer our customers a rapidly changing merchandise assortment at everyday prices which are below department and specialty store regular prices.

      We are extremely disciplined in our inventory management and we rapidly turn the inventory in our off-price chains. We rely heavily on sophisticated, internally developed inventory systems and controls that permit a virtually continuous flow of merchandise into our stores and an expansive distribution infrastructure that supports our close-to-need buying by delivering goods to the selling floor quickly and efficiently. For example, highly automated storage and distribution systems track, allocate and deliver an average of 12,000 items per week to each T.J. Maxx and Marshalls store. In addition, specialized computer inventory planning, purchasing and monitoring systems, coupled with warehouse storage, processing, handling and shipping systems, permit a continuous evaluation and rapid replenishment of store inventory. Pricing, markdown decisions and store inventory replenishment requirements are determined centrally, using satellite-transmitted information provided by point-of-sale computer terminals and are designed to move inventory through our stores in a timely and disciplined manner. These inventory management and distribution systems allow us to achieve rapid in-store inventory turnover on a vast array of product and sell substantially all merchandise within targeted selling periods.

      We operate with a low cost structure relative to many other retailers. While we seek to provide a pleasant, easy shopping environment with emphasis on customer convenience, we do not spend large sums on store fixtures. Our selling floor space is flexible and largely free of permanent fixtures, so we can easily expand and contract departments in response to customer demand and available merchandise. Also, our large presence and expertise in the real estate market allows us to retain very favorable lease terms. In our off-price concepts, our advertising budget as a percentage of sales is low compared to traditional department and specialty stores, with our advertising focused on awareness of shopping at our stores rather than promoting particular merchandise. Our high sales per square foot productivity and rapid inventory turnover also provide expense efficiencies.

      With all our off-price chains operating with the same off-price strategies and systems, we are able to capitalize upon expertise and best practices throughout our divisions, develop associates by transferring them from one chain to another and grow our various businesses efficiently and effectively.

      During the fiscal year ended January 31, 2004 we derived 83.1% of our sales from the United States (29.7% from the Northeast, 15.2% from the Midwest, 24.5% from the South, 0.8% from the Central Plains, 12.9% from the West), 8.1% from Canada, 7.5% from Europe (specifically in the United Kingdom and Ireland) and 1.3% from Puerto Rico.

      Unless otherwise indicated, all store information is as of January 31, 2004. All references to store square footage are to gross square feet. Fiscal 2003 means the fiscal year ended January 25, 2003, fiscal 2004 means the fiscal year ended January 31, 2004 and fiscal 2005 means the fiscal year ending January 29, 2005. Our business is subject to seasonal influences, which causes us generally to realize higher levels of sales and income in the second half of the year. This is common in the apparel retail business.

T.J. MAXX AND MARSHALLS

      T.J. Maxx is the largest off-price retail chain in the United States, with 745 stores in 47 states. Marshalls is the second-largest off-price retailer in the United States, with 659 stores in 42 states as well as 14 stores in Puerto Rico. We maintain the separate identities of the T.J. Maxx and Marshalls stores through product assortment and merchandising, marketing and store appearance. This encourages our customers to shop at both chains.

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

      T.J. Maxx and Marshalls sell quality brand name merchandise at prices generally 20%-60% below department and specialty store regular prices. Both chains offer family apparel, accessories, giftware and home fashions. T.J. Maxx also offers women’s shoes and fine jewelry, while Marshalls also offers a full-line footwear department and a larger men’s department. In fiscal 2004, T.J. Maxx tested expanded jewelry and accessories departments and Marshalls experimented with an expanded footwear offering. We believe these expanded offerings will further differentiate the shopping experience at T.J. Maxx and Marshalls, giving our customers even more reasons to shop at both concepts. Our plan for fiscal 2005 calls for the addition of approximately 282 expanded jewelry and accessories departments at T.J. Maxx and 67 expanded shoe departments at Marshalls.

      In fiscal 2005, we plan to launch a T.J. Maxx e-commerce website. This website will offer a rapidly changing, wide selection of quality, brand name fashions priced below department and specialty store regular prices, designed to create a shopping experience similar to shopping in our stores. We see this website as a means to further service our existing customer base and attract new customers to both the website and to our stores.

      T.J. Maxx and Marshalls stores are generally located in suburban community shopping centers. T.J. Maxx stores average approximately 30,000 square feet. Marshalls stores average approximately 31,000 square feet. We currently expect to add a net of 60 stores in fiscal 2005. Ultimately, we believe that T.J. Maxx and Marshalls together can operate approximately 1,800 stores in the United States and Puerto Rico.

HOMEGOODS

      HomeGoods is our off-price retail chain that focuses exclusively on the home fashions market. HomeGoods offers a broad array of giftware, accent furniture, lamps, rugs, accessories and seasonal merchandise for the home. In fiscal 2004, HomeGoods increased its lighting and accent furniture selections. Many of the HomeGoods stores are stand-alone stores; however, we also combine HomeGoods stores with a T.J. Maxx or Marshalls store in a superstore format that we call T.J. Maxx ’N More or Marshalls Mega-Store. We count the superstores as both a T.J. Maxx or Marshalls store and a HomeGoods store.

      HomeGoods, like T.J. Maxx, also plans to launch an e-commerce website in fiscal 2005, with a similar off-price approach. The HomeGoods website will offer home fashions in a wide array of rapidly changing assortments priced below department and specialty store regular prices. We believe an e-commerce business is well suited for HomeGoods and will attract new customers to the website and to our stores.

      Stand-alone HomeGoods stores average approximately 28,000 square feet. In superstores, which average approximately 52,000 square feet, we dedicate an average of 21,000 square feet to HomeGoods. The 182 stores open at year-end include 106 stand-alone stores and 76 superstores. In fiscal 2005, we anticipate adding a net of 40 HomeGoods stores, including 22 superstores. We believe that the U.S. market could support approximately 500 freestanding HomeGoods stores and 150 superstores in the long-term.

WINNERS AND HOMESENSE

      Winners is the leading off-price retailer in Canada, offering off-price brand name women’s apparel and shoes, lingerie, accessories, home fashions, giftware, fine jewelry, menswear and children’s clothing. In fiscal 2002, Winners opened its first seven HomeSense stores in Canada. Like our HomeGoods chain, HomeSense offers a wide and rapidly changing assortment of off-price home fashions including giftware, accent furniture, lamps, rugs, accessories and seasonal merchandise for the home. In fiscal 2004, Winners also opened its first superstore, which combines a Winners store with a HomeSense store. We count the superstores as both a Winners store and a HomeSense store.

      We currently operate a total of 160 Winners stores, which average approximately 28,000 square feet and 25 HomeSense stores, which average approximately 24,000 square feet. We expect to add 8 Winners stores and 15 HomeSense stores in fiscal 2005, including seven superstores. Ultimately, we believe the Canadian market can support approximately 200 Winners stores and approximately 80 HomeSense stores.

T.K. MAXX

      T.K. Maxx is the only major off-price retailer in any European country. T.K. Maxx utilizes the same off-price strategies employed by T.J. Maxx, Marshalls and Winners and offers the same type of merchandise. We currently operate 147 T.K. Maxx stores in the United Kingdom and Ireland. T.K. Maxx stores average approximately 27,000 square feet. T.K. Maxx has been successfully expanding its selling square footage with the addition of mezzanines in some of its stores. This increases sales productivity with little additional rental costs. T.K. Maxx expects to continue to add mezzanines to its stores where possible. T.K. Maxx opened 23 stores in the United Kingdom and one store in Ireland in fiscal 2004. We currently expect to add a total of 25 stores in the United Kingdom and Ireland in fiscal 2005. We believe that the U.K. and Ireland can support approximately 300 stores in the long term.

A.J. WRIGHT

      A.J. Wright, a relatively young chain launched in fiscal 1999, brings our off-price concept to a different demographic customer, the moderate income shopper. A.J. Wright stores offer brand-name family apparel, accessories, footwear, home fashions, giftware and special, market-driven purchases. A.J. Wright has advanced its understanding of its target customers’ tastes and has transitioned to offering both “hot” fashion items as well as basic apparel assortments. A.J. Wright stores average approximately 26,000 square feet. We added a net of 24 A.J. Wright stores in fiscal 2004 and operated 99 stores at fiscal year end. We currently expect to open 32 A.J. Wright stores in fiscal 2005. We believe this developing business offers us the long-term opportunity to open over 1,000 A.J. Wright stores throughout the United States.

BOB’S STORES

      Bob’s Stores was acquired by TJX on December 24, 2003. With large, high-volume stores, branded apparel selections, a value orientation and a loyal customer base, Bob’s Stores shares many characteristics with our off-price chains. Bob’s Stores offers casual, family apparel and footwear with emphasis on men’s clothing, footwear, workwear, activewear and licensed team apparel. Bob’s Stores customer demographics span the moderate to upper-middle income bracket with a large percentage of male shoppers. TJX purchased Bob’s Stores as a long-term growth vehicle and plans to grow Bob’s Stores slowly in the short-term. We currently operate 31 Bob’s Stores in the Northeast United States and expect to open 2 additional Bob’s Stores in fiscal 2005. We see the potential over time of growing Bob’s Stores to a chain of 400 stores in the United States.

      We operated stores in the following locations as of January 31, 2004:

	T.J. Maxx	Marshalls	HomeGoods*	A.J.Wright	Bob’s Stores

Alabama	12	6	1	–	–
Arizona	8	9	1	–	–
Arkansas	6	–	–	–	–
California	62	89	19	–	–
Colorado	10	6	–	–	–
Connecticut	25	21	9	5	11
Delaware	3	3	1	–	–
District of Columbia	1	–	–	–	–
Florida	53	53	13	–	–
Georgia	29	27	7	–	–
Idaho	5	1	1	–	–
Illinois	35	39	10	9	–
Indiana	12	6	–	6	–
Iowa	4	2	–	–	–
Kansas	4	3	–	–	–
Kentucky	10	4	3	1	–
Louisiana	6	8	–	–	–
Maine	6	2	3	1	–
Maryland	10	17	5	5	–
Massachusetts	45	45	18	15	9
Michigan	30	19	8	10	–
Minnesota	13	9	2	–	–
Mississippi	5	2	–	–	–
Missouri	13	10	4	–	–
Montana	3	–	–	–	–
Nebraska	2	1	–	–	–
Nevada	5	6	1	–	–
New Hampshire	12	7	5	1	3
New Jersey	29	36	16	5	4
New Mexico	3	2	–	–	–
New York	45	49	17	10	3
North Carolina	23	15	6	–	–
North Dakota	3	–	–	–	–
Ohio	34	17	6	11	–
Oklahoma	3	1	–	–	–
Oregon	5	4	–	–	–
Pennsylvania	37	28	3	6	–
Puerto Rico	–	14	5	–	–
Rhode Island	5	6	4	3	1
South Carolina	15	7	2	–	–
South Dakota	1	–	–	–	–
Tennessee	18	14	1	2	–
Texas	31	48	2	–	–
Utah	7	–	–	–	–
Vermont	2	1	1	–	–
Virginia	28	21	3	9	–
Washington	13	8	–	–	–
West Virginia	2	2	1	–	–
Wisconsin	12	5	4	–	–

Total Stores	745	673	182	99	31

*	The HomeGoods store locations include the HomeGoods portion of a T.J. Maxx ’N More or a Marshalls Mega-Store.

      Winners operated 160 stores in Canada: 21 in Alberta, 5 in Manitoba, 73 in Ontario, 26 in Quebec, 4 in Nova Scotia, 6 in Saskatchewan, 19 in British Columbia, 3 in New Brunswick, 2 in Newfoundland and 1 on Prince Edward Island.

      HomeSense operated 25 stores in Canada: 23 in Ontario and 2 in British Columbia. The HomeSense store locations include the HomeSense portion of a superstore.

      T.K. Maxx operated 143 stores in the United Kingdom and 4 stores in the Republic of Ireland.

EMPLOYEES

      At January 31, 2004, we had approximately 105,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees during the peak back-to-school and holiday seasons.

COMPETITION

      The retail apparel and home fashion business is highly competitive. Our customers focus upon fashion, quality, price, merchandise selection and freshness, brand name recognition and, to a lesser degree, store location. We compete with local, regional and national department, specialty and off-price stores. We also compete to some degree with any retailer that sells apparel or home fashions in stores, through catalogues or over the internet. We purchase most of our inventory opportunistically and compete for that merchandise with other national and regional off-price apparel and outlet stores. We also compete with other retailers for store locations.

CREDIT

      Our stores operate primarily on a cash-and-carry basis. Each chain accepts credit sales through programs offered by banks and others. While we do not operate our own customer credit card program or maintain customer credit receivables, a TJX Visa card is offered through a major bank for our domestic off-price divisions. The rewards program associated with this card is partially funded by TJX.

BUYING AND DISTRIBUTION

      We operate a centralized buying organization that services both the T.J. Maxx and Marshalls chains while each of our other chains has its own centralized buying organization. All of our chains are serviced through their own distribution networks.

TRADEMARKS

      Our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, HomeSense, T.K. Maxx, A.J. Wright and Bob’s Stores, are registered in relevant countries. Our rights in these trademarks and service marks endure for as long as they are used.

SAFE HARBOR STATEMENTS UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Various statements made in this annual report, including some of the statements made under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements:

•	Our ability to continue our successful expansion of our operations including expansion of our store base across all chains at the projected rate, and our ability to continue to increase both total sales and same store sales and to manage rapid growth.

•	Risks of expansion of existing businesses in existing and new markets and of entry into new businesses.

•	Our ability to implement our opportunistic inventory strategies successfully including availability, selection and acquisition of appropriate merchandise on favorable terms and at the appropriate times.

•	Our ability to effectively manage our inventories including effective and timely distribution to stores and maintenance of appropriate mix and levels of inventory and effective management of pricing and mark-downs.

•	Consumer confidence, demand, spending habits and buying preferences.

•	Effects of unseasonable weather patterns on consumer demand.

•	Competitive factors, including pricing and promotional activities of competitors and in the retail industry generally, changes in competitive practices, new competitors, competition from alternative distribution channels and excess retail capacity.

•	Factors affecting the availability of adequate numbers of desirable store and distribution center locations on suitable terms.

•	Factors affecting our recruitment and employment of associates including our ability to recruit, develop and retain quality sales associates and management personnel in adequate numbers; labor contract negotiations; and effects of immigration, wage, entitlement and other governmental regulation of employment.

•	Factors affecting expenses including pressure on wages, health care costs and other benefits, pension plan returns, energy and fuel costs and availability and costs of insurance.

•	Success of our acquisition and divestiture activities.

•	Our ability to successfully implement new technologies and systems and maintain adequate disaster recovery systems.

•	Our ability to continue to generate cash flows to support capital expansion, general operating activities and stock repurchase programs.

•	General economic conditions in countries and regions where we operate including consumer credit availability, consumer debt levels and delinquencies and default rates, financial market performance, inflation, commodity prices and unemployment that affect consumer demand.

•	Potential disruptions due to wars, other military actions and terrorist incidents, civil unrest, epidemics, natural disasters and other events beyond our control.

•	Changes in currency and exchange rates in our foreign and buying operations and with respect to our financial statements.

•	Import risks, including potential disruptions in supply, duties, tariffs and quotas on imported merchandise and economic, political or other problems in countries from, or through, which merchandise is imported.

•	Adverse outcomes for any significant litigation.

•	Changes in laws and regulations and accounting rules and principles.

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

CORPORATE GOVERNANCE INFORMATION

      Corporate Governance information, including our Corporate Governance Principles, Charters for the Committees of our Board of Directors, our Associate Code of Conduct, our Code of Ethics for TJX Executives (including any waiver or amendment related to the Code made from time to time), as well as information about Vendor Compliance, is available on the TJX corporate website, www.tjx.com. This information is also available in print, free of charge, upon request to the TJX Investor Relations department at the above address. In addition, we will be adopting a Code of Business Conduct and Ethics for Directors, which, when adopted, will be available on our website and in print, as described above.

Item 2.	Properties

      We lease virtually all of our store locations, generally for 10 years with an option to extend the lease for one or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and for specified payment.

      The following is a summary of our primary distribution centers and administration office locations as of January 31, 2004. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied:

Distribution Centers

T.J. Maxx	Worcester, Massachusetts	(500,000 s.f. — owned)
	Evansville, Indiana	(983,000 s.f. — owned)
	Las Vegas, Nevada	(713,000 s.f. shared with Marshalls — owned)
	Charlotte, North Carolina	(600,000 s.f. — owned)
	Pittston Township, Pennsylvania	(1,017,000 s.f. — owned)

Marshalls	Decatur, Georgia	(780,000 s.f. — owned and 189,000 s.f. — leased)
	Woburn, Massachusetts	(560,000 s.f. — leased)
	Bridgewater, Virginia	(672,000 s.f. — leased)
	Philadelphia, Pennsylvania	(998,000 s.f. — leased)

Winners and HomeSense	Brampton, Ontario	(506,000 s.f. — leased)
	Mississauga, Ontario	(667,000 s.f. — leased)

HomeGoods	Mansfield, Massachusetts	(343,000 s.f. — leased)
	Brownsburg, Indiana	(805,000 s.f. — owned)
	Bloomfield, Connecticut	(443,000 s.f. — owned)

T.K. Maxx	Milton Keynes, England	(108,000 s.f. — leased)
	Wakefield, England	(176,000 s.f. — leased)
	Stoke, England	(261,000 s.f. — leased)

A.J. Wright	Fall River, Massachusetts	(501,000 s.f. — owned)
	South Bend, Indiana	(542,000 s.f. — owned)

Bob’s Stores	Meriden, Connecticut	(200,000 s.f. — leased)

Office Space

TJX, T.J. Maxx, Marshalls, HomeGoods, A.J. Wright	Framingham and Westboro, Massachusetts	(1,139,000 s.f. — leased in several buildings)
Bob’s Stores	Meriden, Connecticut	(20,000 s.f. — leased)
Winners and HomeSense	Mississauga, Ontario	(109,000 s.f. — leased)
T.K. Maxx	Watford, England	(55,000 s.f. — leased)

      The table below indicates the approximate average store size as well as the gross square footage of stores and distribution centers, by division, as of January 31, 2004.

		Total Square Feet

	Average		Distribution
	Store Size	Stores	Centers

		(In Thousands)
T.J. Maxx	30,000	21,970	3,813
Marshalls	31,000	20,930	3,199
Winners (1)	28,000	4,508	1,173
HomeSense (2)	24,000	612	—
HomeGoods (3)	25,000	4,559	1,591
T.K. Maxx	27,000	3,959	545
A.J. Wright	26,000	2,539	1,043
Bob’s Stores	46,000	1,413	200

Total		60,490	11,564

(1)	Distribution centers currently service both Winners and HomeSense stores.

(2)	A HomeSense stand-alone store averages 25,000 square feet, while the HomeSense portion of a superstore format averages 21,000 square feet.

(3)	A HomeGoods stand-alone store averages 28,000 square feet, while the HomeGoods portion of a superstore format averages 21,000 square feet.

Item 3.	Legal Proceedings

      Effective October 2, 2003, the California Superior Court granted final approval of the settlement of four lawsuits alleging that TJX improperly classified store managers and assistant store managers as exempt from California overtime law and entered a dismissal of the entire matter. The administration of the settlement was concluded January 28, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

      There was no matter submitted to a vote of TJX’s security holders during the fourth quarter of fiscal 2004.

Item 4A.	Executive Officers of the Registrant

		Office and Employment
Name	Age	During Last Five Years

Arnold Barron	56	Senior Executive Vice President, Group President, TJX since March 2004. Executive Vice President, Chief Operating Officer of The Marmaxx Group from 2000 to 2004. Senior Vice President, Group Executive of TJX from 1996 to 2000. Senior Vice President, General Merchandise Manager of the T.J. Maxx Division from 1993 to 1996; Senior Vice President, Director of Stores, 1984 to 1993; various store operation positions with TJX, 1979 to 1984.
Bernard Cammarata	64	Chairman of the Board since 1999 and Chief Executive Officer of TJX from 1989 to 2000. President of TJX 1989 to 1999 and Chairman of TJX’s T.J. Maxx Division from 1986 to 1995 and of The Marmaxx Group from 1995 to 2000. Executive Vice President of TJX from 1986 to 1989; President, Chief Executive Officer and a Director of TJX’s former TJX subsidiary from 1987 to 1989 and President of TJX’s T.J. Maxx Division from 1976 to 1986.

		Office and Employment
Name	Age	During Last Five Years

Donald G. Campbell	52	Senior Executive Vice President, Chief Administrative and Business Development Officer since March 2004. Executive Vice President — Finance from 1996 to 2004 and Chief Financial Officer of TJX from 1989 to 2004. Senior Vice President — Finance, from 1989 to 1996. Senior Financial Executive of TJX, 1988 to 1989; Senior Vice President — Finance and Administration, Zayre Stores Division, 1987 to 1988; Vice President and Corporate Controller of TJX, 1985 to 1987; various financial positions with TJX, 1973 to 1985.
Edmond J. English	50	Chief Executive Officer of TJX since 2000 and President and Director of TJX since 1999. Chairman of The Marmaxx Group since 2000. Chief Operating Officer from 1999 to 2000, Senior Vice President and Group Executive from 1998 to 1999; Executive Vice President, Merchandising, Planning and Allocation of The Marmaxx Group from 1997 to 1998; Senior Vice President, Merchandising from 1995 to 1997; Vice President, Senior Merchandise Manager of the T.J. Maxx Division from 1991 to 1995; and has held various merchandising positions with TJX, from 1983 to 1991.
Peter A. Maich	56	Senior Executive Vice President, Group President, TJX since March 2004. Executive Vice President, Group Executive of TJX from 2000 to 2004. Executive Vice President, Merchandising, The Marmaxx Group from 1996 to 2000; President of the T.J. Maxx Division, 1994 to 1996; various senior merchandising and operations positions at T.J. Maxx from 1985 to 1994.
Carol Meyrowitz	50	Senior Executive Vice President, TJX since March 2004 and President of The Marmaxx Group since 2001. Executive Vice President of TJX from 2001 to 2004. Executive Vice President, Merchandising, The Marmaxx Group from 2000 to 2001 and Senior Vice President, Merchandising from 1999 to 2000. Executive Vice President, Merchandising, Chadwick’s of Boston, Ltd. from 1996 to 1999; Senior Vice President, Merchandising from 1991 to 1996 and Vice President, Merchandising from 1989 to 1991. Vice President, Division Merchandise Manager, Hit or Miss from 1987 to 1989.
Jeffrey G. Naylor	45	Senior Executive Vice President, Chief Financial Officer, TJX since March 2004. Executive Vice President, Chief Financial Officer of TJX effective February 2, 2004. Senior Vice President and Chief Financial Officer at Big Lots, Inc. from 2001 to January 2004. Senior Vice President, Chief Financial and Administrative Officer of Dade Behring, Inc. from 2000 to 2001. Vice President, Controller of The Limited, Inc., from 1998 to 2000.
Alex Smith	51	Senior Executive Vice President, Group President, TJX since March 2004. Executive Vice President, Group Executive, International, of TJX from 2001 to 2004. Managing Director of T.K. Maxx from 1995 to 2001. Managing Director of Lane Crawford from 1994 to 1995. Managing Director of Owen Owen plc from 1990 to 1993 and Merchandise Director from 1987 to 1990.

      All officers hold office until the next annual meeting of the Board in June 2004 and until their successors are elected, or appointed, and qualified.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters, Issuer Repurchases of Equity Securities

Price Range of Common Stock

      The following per share data reflects the two-for-one stock split distributed in May 2002.

      TJX’s common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low trading stock prices for fiscal 2004 and fiscal 2003 are as follows:

	Fiscal 2004		Fiscal 2003

Quarter	High	Low	High	Low

First	$19.30	$15.54	$22.07	$17.03
Second	$20.24	$17.39	$22.45	$15.30
Third	$22.08	$18.71	$21.42	$16.10
Fourth	$23.81	$20.51	$21.46	$18.90

      The approximate number of common shareholders at January 31, 2004 was 49,915.

      TJX declared four quarterly dividends of $.035 per share for fiscal 2004 and $.03 per share for fiscal 2003.

Information on Share Repurchases

      The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2004 and the average price per share paid is as follows:

	Number of Shares	Average Price Paid
	Repurchased	per Share

November 2003	—	N/A
December 2003	3,409,500	$21.59
January 2004	2,253,600	$23.11

      The shares were repurchased under our current $1 billion stock repurchase program announced in fiscal 2003. As of January 31, 2004, we had repurchased 43.0 million shares at a cost of $818.6 million under the current $1 billion stock repurchase program, with $181.4 million that may yet be repurchased pursuant to this program.

Item 6.	Selected Financial Data

Selected Financial Data (Continuing Operations)

	Fiscal Year Ended January
Amounts In Thousands
Except Per Share Amounts	2004	2003	2002	2001	2000

	(53 weeks)
Income statement and per share data:
Net sales	$13,327,938	$11,981,207	$10,708,998	$9,579,006	$8,795,347
Income from continuing operations before cumulative effect of accounting change	$658,365	$578,388	$540,397	$538,066	$526,822
Weighted average common shares for diluted earnings per share calculation	512,874	537,740	556,268	578,392	635,582
Diluted earnings per share from continuing operations before cumulative effect of accounting change	$1.28	$1.08	$.97	$.93	$.83
Cash dividends declared per share	$.14	$.12	$.09	$.08	$.07
Balance sheet data:
Cash and cash equivalents	$246,403	$492,330	$492,776	$132,535	$371,759
Working capital	761,228	730,795	857,316	585,685	572,517
Total assets	4,396,767	3,940,489	3,595,743	2,932,283	2,804,963
Capital expenditures	409,037	396,724	449,444	257,005	238,569
Long-term obligations(1)	692,321	693,764	702,379	319,372	319,367
Shareholders’ equity	1,552,388	1,409,147	1,340,698	1,218,712	1,119,228
Other financial data:
After-tax return on average shareholders’ equity	44.5%	42.1%	42.2%	46.0%	45.0%
Total debt as a percentage of total capitalization(2)	31.0%	33.5%	34.4%	22.7%	27.3%
Stores in operation at year-end:
T.J. Maxx	745	713	687	661	632
Marshalls	673	629	582	535	505
Winners	160	146	131	117	100
T.K. Maxx	147	123	101	74	54
HomeGoods	182	142	112	81	51
A.J. Wright	99	75	45	25	15
HomeSense	25	15	7	—	—
Bob’s Stores	31	—	—	—	—

Total	2,062	1,843	1,665	1,493	1,357

Selling square footage at year-end:
T.J. Maxx	17,385	16,646	15,993	15,289	14,592
Marshalls	16,716	15,625	14,475	13,369	12,729
Winners	3,576	3,261	2,885	2,525	2,159
T.K. Maxx	2,841	2,282	1,852	1,305	921
HomeGoods	3,548	2,830	2,279	1,667	1,080
A.J. Wright	1,967	1,498	916	516	311
HomeSense	468	282	120	—	—
Bob’s Stores	1,124	—	—	—	—

Total	47,625	42,424	38,520	34,671	31,792

(1)	Includes long-term debt, exclusive of current installments and obligation under capital lease, less portion due within one year.

(2)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligation, including current maturities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains forward-looking information and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1 of this report under the section entitled “Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995.”

Results of Operations

Overview:

      During the fiscal year ended January 31, 2004 (fiscal 2004) the Company’s diluted earnings per share increased 19% to $1.28, which was in the upper end of our planned range. Our strong results helped us to achieve an after-tax return on average shareholders’ equity of 44%. We achieved this performance, despite below plan growth in both same store and total sales, by growing our pre-tax profit margin (the ratio of pre-tax income to sales). The pre-tax profit margin increase was achieved primarily through improvement to our merchandise margins, the result of effective inventory management and merchandising strategies. Pre-tax profit margin also benefited from disciplined expense management and was favorably impacted by the 53rd week in the fiscal 2004 calendar. We continued to grow our business, opening 188 new stores (net of closings) and, excluding the acquisition of Bob’s Stores, increasing our store count 10% to 2,031. Bob’s Stores, a value-oriented chain of 31 stores located in the Northeast United States, was acquired in December 2003, as a platform for future growth. Strong cash flows from operations allowed us to fund our capital expenditure requirements and the Bob’s Stores acquisition, while continuing our stock buyback program. During fiscal 2004, we repurchased 27 million shares at a cost of $515 million, which contributed to earnings per share growth. Our ability to continue to report annual earnings per share growth will be driven by revenue growth from our new store openings along with increases in same store sales, maintaining steady profit margins, and the benefit from our share repurchase program. The execution of our buying strategies and disciplined inventory management, leading to rapid inventory turns, are key factors to our continued success.

      The following is a summary of the operating results of TJX at the consolidated level. This discussion is followed by an overview of operating results by segment. All references to earnings per share are diluted earnings per share unless otherwise indicated. All earnings per share calculations and per share data have been adjusted to give effect for the two-for-one stock split distributed on May 8, 2002.

Net sales:

      Net sales for TJX for our fiscal year ended January 31, 2004, totaled $13.3 billion, an 11.2% increase over sales of $12.0 billion for our fiscal year ended January 25, 2003 (fiscal 2003). The net sales for fiscal 2003 represented an 11.9% increase over sales of $10.7 billion for our fiscal year ended January 26, 2002 (fiscal 2002). Our reporting period for fiscal 2004 included 53 weeks compared to 52 weeks in both fiscal 2003 and 2002. The 53rd week in fiscal 2004 increased net sales by an estimated 1.5% over fiscal 2003.

      The 11% increase in net sales for fiscal 2004 includes approximately 8% from new stores, 1% from same store sales growth, with the balance primarily due to the 53rd week. Each of these factors includes the favorable effect of changes in the currency exchange rates of our Winners and T.K. Maxx operations. Same store sales in fiscal 2004 benefited approximately 1  1/2 percentage points from foreign currency exchange rates. The 11% growth in net sales for the year was less than we had planned, primarily due to lower than expected same store sales. The increase in net sales of 12% in fiscal 2003 includes approximately 9% from new stores and 3% from same store sales growth. Foreign currency exchange rate changes also favorably impacted fiscal 2003 sales growth but to a much lesser extent than the impact in fiscal 2004.

      New stores are our major source of sales growth. Our consolidated store count, excluding Bob’s Stores, increased by 10.2% in fiscal 2004 and 10.7% in fiscal 2003 over the respective prior year period. Our selling square footage, excluding Bob’s Stores, increased by 9.6% in fiscal 2004 and by 10.1% in fiscal 2003, in each case over the prior year. Our acquisition of Bob’s Stores on December 24, 2003, added 31 units as of the end of fiscal 2004. Net sales for Bob’s Stores are included in our results from the date of acquisition, although the impact on sales growth was not significant.

      Consolidated same store sales growth of 1% in fiscal 2004 (including foreign currency benefit) was less than planned, largely due to the effect of unseasonable weather in the first half of the year. The sales results for fiscal 2003 reflected strong demand for home fashions and were achieved despite a weak economy, geopolitical concerns and a highly promotional retail environment. Same store sales growth in both years was favorably affected by our younger divisions as their share of consolidated results continues to increase.

      We expect to add 182 stores (net of store closings) in fiscal 2005, an 8.8% increase in our consolidated store base and we expect to increase our selling square footage base by 8.9%. We have planned a 4% to 5% increase in same store sales and a 13% increase in total sales for fiscal 2005. We estimate that approximately 1% to 1.5% of this sales growth will come from favorable currency exchange rates. We plan on adding or expanding certain departments in many of our stores to help drive our same store sales growth. These initiatives are discussed in more detail below.

      We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and expanded stores are generally classified in the same way as the original store. We believe that the impact of relocated or expanded stores on the same store percentage is immaterial. Consolidated and divisional same store sales are calculated in U.S. dollars. We also show divisional same store sales in local currency for our foreign divisions, because this removes the effect of changes in currency exchange rates, and we believe it is a more appropriate measure of their operating performance.

      The following table sets forth our consolidated operating results as a percentage of net sales:

	Fiscal Year Ended January

	2004	2003	2002

	(53 weeks)
Net sales	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	75.6	75.8	75.9
Selling, general and administrative expenses	16.2	16.2	15.7
Interest expense, net	.2	.2	.2

Income from continuing operations before provision for income taxes	8.0%	7.8%	8.2%

Cost of sales, including buying and occupancy costs:

      Cost of sales, including buying and occupancy costs, as a percentage of net sales was 75.6% in fiscal 2004, 75.8% in fiscal 2003 and 75.9% in fiscal 2002. This ratio in fiscal 2004 was better than our plan and reflects a significant improvement in merchandise margin, primarily in the second half of fiscal 2004. The improved merchandise margin contributed to an approximate .6% reduction in our consolidated cost of sales ratio. Successful execution of our inventory and merchandising strategies and buying closer to need led to this improvement. The improvement in this ratio in fiscal 2004 was partially offset by higher store occupancy costs as a percentage of sales due to lower-than-planned same store sales growth and higher distribution costs, as a result of opening our new T.J. Maxx distribution facility in Pittston, Pennsylvania. Store occupancy costs as a percentage of net sales increased by .3% for fiscal 2004 over last year and distribution costs as a percentage of net sales increased by .1%. The cost of sales ratio was favorably impacted by the 53rd week in the fiscal 2004 reporting period as the sales volume from this extra week helped lever certain fixed costs. The benefit from the

53rd week in fiscal 2004, which we estimate to be a .2% improvement in this ratio, is reflected in the results discussed above.

      The improvement in the cost of sales ratio in fiscal 2003 is largely due to the improvement in merchandise margin at Winners, HomeGoods and T.K. Maxx due to reduced markdowns resulting from improved inventory liquidity. These improvements in fiscal 2003 offset an increase in this ratio of approximately .3% at Marmaxx. In fiscal 2003, Marmaxx experienced higher distribution costs, store occupancy costs and insurance and employee benefit costs as a percentage of net sales. Marmaxx was also impacted in fiscal 2003 by a less-than-planned sales performance.

      We anticipate the cost of sales ratio in fiscal 2005 will be similar to fiscal 2004.

Selling, general and administrative expenses:

      Selling, general and administrative expenses as a percentage of net sales were 16.2% in fiscal 2004 and fiscal 2003 and 15.7% in fiscal 2002. Overall, selling, general and administrative expenses as a percentage of sales were flat compared to fiscal 2003 and in line with our plan. Store payroll costs as a percentage of sales increased in fiscal 2004 as a result of the levering impact of less-than-planned sales, but this increase in the expense ratio was offset by the effect of higher costs in fiscal 2003 due to a $16 million litigation charge. The litigation charge was for the estimated cost of settling claims related to four California lawsuits that alleged TJX had improperly classified store managers and assistant store managers as exempt from California overtime laws. The lawsuits were settled and paid in fiscal 2004 for slightly less than $16 million. Selling, general and administrative expenses as a percentage of net sales for fiscal 2003 increased by approximately .3% due to increased costs for medical and retirement benefits and increases in store payroll attributable to lower employee turnover. The charge for the California lawsuits in fiscal 2003 increased selling, general and administrative expenses as a percentage of sales by .1%. We anticipate this expense ratio to increase in fiscal 2005 by .3% to .4% compared to fiscal 2004. This anticipated increase is largely due to the impact of the planned expansion of certain departments at many of our stores as well as increased costs for medical and retirement benefits.

Interest expense, net:

      Interest expense, net of interest income, was $27.3 million in fiscal 2004, $25.4 million in fiscal 2003 and $25.6 million in fiscal 2002. Interest income was $6.5 million in fiscal 2004 versus $10.5 million in fiscal 2003 and $15.0 million in fiscal 2002. The reduction in interest income in fiscal 2004 was due to lower cash balances and lower interest rates. The reduction in interest income in fiscal 2003 was due to lower interest rates. The decrease in gross interest expense in fiscal 2003 is due to the inclusion in fiscal 2002’s interest expense of amortization of debt expenses relating to the zero coupon convertible notes issued in February 2001 (see Note C to the consolidated financial statements). We expect net interest expense to increase slightly in fiscal 2005.

Income taxes:

      Our effective annual income tax rate was 38.4% in fiscal 2004, 38.3% in fiscal 2003 and 38.2% in fiscal 2002. The effective income tax rate for fiscal 2004 reflects increases in state income taxes compared to fiscal 2003. The effective income tax rate for fiscal 2003 includes the favorable effect of the tax benefit for payment of executive retirement benefits in exchange for the termination of split-dollar arrangements as described in Note I to the consolidated financial statements. This improvement in the effective tax rate was completely offset by the effect of increases in state income tax rates in fiscal 2003. The slight increase in the effective rate for fiscal 2003 as compared to fiscal 2002 is due to the impact of a one-time benefit in foreign taxes in fiscal 2002. Based on our operating plans for fiscal 2005 and an anticipated increase in state income taxes, we are planning a tax rate for fiscal 2005 of 38.6%.

Income from continuing operations/net income:

      Income from continuing operations was $658.4 million in fiscal 2004, $578.4 million in fiscal 2003, and $540.4 million in fiscal 2002. Income from continuing operations per share was $1.28 in fiscal 2004, versus

$1.08 in fiscal 2003 and $.97 in fiscal 2002. Net income for fiscal 2002 includes an after-tax charge of $40 million, or $.07 per share, due to discontinued operations for contingent lease obligations associated with House2Home, Inc. as described in Note L to the consolidated financial statements. Net income, after reflecting the above item, was $658.4 million, or $1.28 per share, in fiscal 2004, $578.4 million, or $1.08 per share, in fiscal 2003 and $500.4 million, or $.90 per share, in fiscal 2002. We estimate that the 53rd week in fiscal 2004 added $.05 to our earnings per share and that favorable changes in currency exchange rates during fiscal 2004 added approximately $.02 to our earnings per share. The increase in earnings per share, on a percentage basis, in all periods increased more than the related earnings as a result of the impact of our share repurchase program. We plan to continue our share repurchase program in fiscal 2005 with planned spending of $550 million.

Segment information:

      The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense, goodwill amortization (prior to fiscal 2003) and interest. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. More detailed information about our segments, including a reconciliation of “segment profit or loss” to “income from continuing operations before provision for income taxes” can be found in Note O to the consolidated financial statements.

MARMAXX:

	Fiscal Year Ended January

Dollars In Millions	2004	2003	2002

	(53 weeks)
Net sales	$9,937.2	$9,485.6	$8,863.1
Segment profit	$961.6	$887.9	$893.7
Segment profit as % of net sales	9.7%	9.4%	10.1%
Percent increase (decrease) in same store sales	(1)%	2%	3%
Stores in operation at end of period	1,418	1,342	1,269
Selling square footage at end of period (in thousands)	34,101	32,271	30,468

      Marmaxx had a 1% same store sales decrease in fiscal 2004, which was below our plan and also below last year’s 2% increase. Despite a below-plan sales performance, Marmaxx segment profit margin was above plan as a result of sharp execution of its merchandising and inventory strategies and effective expense control. With an expanded distribution capacity, Marmaxx was able to make closer-to-need buys in fiscal 2004, leading to a strong markon and an improved merchandise margin, especially in the second half of the year. The Marmaxx segment profit margin was also favorably impacted in fiscal 2004 by the 53rd week, as the sales volume from this extra week helped lever certain fixed costs. We estimate this impact to be ..2%. Marmaxx segment profit improvement in fiscal 2004 also reflects the effect of higher costs in fiscal 2003 due to the $16 million litigation charge. This charge also reduced segment profit margin by .2% in fiscal 2003 compared to fiscal 2002. In fiscal 2003, Marmaxx maintained a liquid inventory position throughout the year, a key factor in this division’s maintaining its merchandise margin in fiscal 2003 compared to fiscal 2002. The overall reduction in segment profit margin for fiscal 2003 reflected increases in insurance and employee benefits, which accounted for a .3% drop in the segment profit margin. Lower-than-planned sales and increased store payroll costs, due in part to lower attrition, also reduced the segment profit margin in fiscal 2003. New stores for Marmaxx in both fiscal 2004 and 2003 performed above expectations.

      We added a net of 76 new stores in fiscal 2004 and increased total selling square footage by 6%. We expect to open a net of 60 new stores in fiscal 2005, increasing the Marmaxx store base by 4%. We expect to increase our selling square footage by 5%.

WINNERS AND HOMESENSE:

	Fiscal Year Ended January

U.S. Dollars In Millions	2004	2003	2002

	(53 weeks)
Net sales	$1,076.3	$793.2	$660.9
Segment profit	$106.7	$85.3	$59.1
Segment profit as % of net sales	9.9%	10.8%	8.9%
Percent increase in same store sales
U.S. currency	19%	5%	1%
Local currency	4%	5%	6%
Stores in operation at end of period
Winners	160	146	131
HomeSense	25	15	7
Selling square footage at end of period (in thousands)
Winners	3,576	3,261	2,885
HomeSense	468	282	120

      Same store sales (in local currency) for Winners and HomeSense increased by 4% in fiscal 2004, slightly less than planned, on top of a 5% increase in the prior year. New stores for Winners and HomeSense performed above expectations in both fiscal 2004 and fiscal 2003. Segment profit increased 25% in fiscal 2004 versus a 44% increase in fiscal 2003, and was slightly above our plan due to favorable changes in currency exchange rates. We estimate that approximately two-thirds of the increase in segment profit in fiscal 2004 over fiscal 2003 was due to changes in currency exchange rates. Winners and HomeSense segment profit margin for fiscal 2004 was below plan and last year. The reduction in segment profit margin as compared to fiscal 2003 reflects increased markdowns at Winners and the increasing impact of HomeSense on their combined results. HomeSense is at an earlier stage of development and operates with higher expense ratios than does Winners. In fiscal 2003, results were driven by a significant improvement in merchandise margin as a result of better inventory management as well as improved merchandise flow and mix throughout the year. HomeSense net sales were 10% of this group’s total net sales in fiscal 2004 and 7% of total net sales in fiscal 2003.

      We added 14 Winners stores and 10 HomeSense stores in fiscal 2004, and expanded selling square footage in Canada by 14%. In fiscal 2004, Winners also opened its first superstore which combines a Winners store with a HomeSense store. We expect to open 8 Winners and 15 HomeSense stores in fiscal 2005, including seven superstores, increasing our total Canadian store base by 12%, and increasing selling square footage by 13%.

T.K. MAXX:

	Fiscal Year Ended January

U.S. Dollars In Millions	2004	2003	2002

	(53 weeks)
Net sales	$992.2	$720.1	$520.5
Segment profit	$59.1	$43.0	$13.0
Segment profit as % of net sales	6.0%	6.0%	2.5%
Percent increase in same store sales
U.S. currency	16%	11%	1%
Local currency	6%	5%	5%
Stores in operation at end of period	147	123	101
Selling square footage at end of period (in thousands)	2,841	2,282	1,852

      T.K. Maxx, operating in the United Kingdom and Ireland, recorded sales and segment profit that exceeded plan. Same store sales increased 6% in local currency in fiscal 2004, on top of a 5% increase in the prior year. New stores for fiscal 2004 performed above our expectations. Segment profit increased 37% in fiscal 2004, and we estimate that approximately one-quarter of the growth in segment profit during fiscal 2004 resulted from changes in currency exchange rates. The strong segment performance in fiscal 2004 was driven by T.K. Maxx’s strong execution of its merchandising and inventory strategies. In fiscal 2003, segment profit increased 232%, as we saw a significant increase in merchandise margin driven by improvements in inventory management. The growth in segment profit for fiscal 2003 was also favorably impacted by changes in currency exchange rates, which accounted for approximately 10% of the increase in segment profit.

      We added 24 new T.K. Maxx stores in fiscal 2004, and increased selling square footage by 24%. The actual store openings were six fewer than we originally planned, but our increased use of mezzanine selling floors added selling square footage during fiscal 2004 and helped offset the fewer store openings. With mezzanine space, we increase our selling space with little additional rental costs, thus increasing store productivity. We plan to open an additional 25 T.K. Maxx stores in fiscal 2005, and expand selling square footage by 26%.

HOMEGOODS:

	Fiscal Year Ended January

Dollars In Millions	2004	2003	2002

	(53 weeks)
Net sales	$876.5	$705.1	$507.2
Segment profit	$49.8	$32.1	$3.7
Segment profit as % of net sales	5.7%	4.6%	0.7%
Percent increase in same store sales	1%	6%	7%
Stores in operation at end of period	182	142	112
Selling square footage at end of period (in thousands)	3,548	2,830	2,279

      HomeGoods’ same store sales grew 1% in fiscal 2004, less than planned, compared to a 6% increase in the prior year. Segment profit increased by 55% in fiscal 2004 to $49.8 million, and was above our plan, despite less-than-planned sales performance. The better-than-plan segment profit reflects HomeGoods’ continued solid execution of its merchandising and inventory strategies, and a reduction in distribution and administrative expenses as a percentage of sales as the business grows. New stores in both fiscal years performed above expectations. In fiscal 2003, segment profit margins were up significantly as we saw improvements in merchandising, inventory management, store operations and distribution.

      We opened a net of 40 HomeGoods stores in fiscal 2004, a 28% increase, and increased selling square footage by 25%. In fiscal 2005, we plan on adding a net of 40 new HomeGoods stores and increasing selling square footage by 20%.

A.J. WRIGHT:

	Fiscal Year Ended January

Dollars In Millions	2004	2003	2002

	(53 weeks)
Net sales	$421.6	$277.2	$157.3
Segment profit (loss)	$1.7	$(12.6)	$(11.8)
Percent increase in same store sales	8%	11%	18%
Stores in operation at end of period	99	75	45
Selling square footage at end of period (in thousands)	1,967	1,498	916

      A.J. Wright sales were up 52% in fiscal 2004 to $421.6 million, due to an 8% increase in same store sales and 24 new stores. In fiscal 2004, although same store sales were slightly below our plan, total net sales were above plan, reflecting the strong performance of new stores. A.J. Wright achieved a segment profit of $1.7 million in fiscal 2004, which was well ahead of plan and up significantly compared to a segment loss of $12.6 million in fiscal 2003. The improvement in A.J. Wright’s segment profit is primarily the impact of improved merchandising and strong inventory management leading to improved merchandise margins. Segment profit for fiscal 2004 also includes a $1.7 million gain in connection with an agreement to vacate a store property. In fiscal 2003, A.J. Wright’s segment loss was impacted, in part, by the unseasonably warm weather in the third quarter in areas of the country where A.J. Wright has a large concentration of stores. A.J. Wright’s aggressive store-opening program for fiscal 2003 also placed strains on this young division and resulted in some execution issues, which negatively impacted the bottom line in fiscal 2003.

      We added 24 new A.J. Wright stores in fiscal 2004, increasing selling square footage by 31%. In fiscal 2005, we plan to add 32 new stores and increase selling square footage by 31%.

BOB’S STORES:

      On December 24, 2003 we completed the acquisition of Bob’s Stores, a value-oriented casual, family apparel retailer operating 31 stores. The results of Bob’s Stores are included in our consolidated results from the date of acquisition. During fiscal 2004, Bob’s Stores contributed $24.1 million to net sales and generated a segment loss of $5 million. We currently operate 31 Bob’s Stores and expect to open 2 additional stores in fiscal 2005. We plan to evaluate and further develop this concept before initiating significant expansion plans. We do not anticipate Bob’s Stores having a significant impact on TJX’s earnings over the next several years.

GENERAL CORPORATE EXPENSE:

	Fiscal Year Ended January

Dollars In Millions	2004	2003	2002

	(53 weeks)
General corporate expense	$78.4	$72.8	$55.3

      General corporate expense for segment reporting purposes are those costs not specifically related to the operations of our business segments. This item includes the costs of the corporate office, including the compensation and benefits for senior corporate management; payroll and operating costs of the non-divisional departments for accounting and budgeting, internal audit, treasury, investor relations, tax, risk management, legal, human resources and systems; and the occupancy and office maintenance costs associated with the corporate staff. In addition, general corporate expense includes the benefit costs of existing retirees and non-operating costs and unusual gains and losses not attributable to individual divisions. General corporate expense is included in selling, general and administrative expenses in the consolidated statements of income.

      The increase in general corporate expense from fiscal 2003 to fiscal 2004 is primarily the result of contributions to The TJX Foundation of $9.8 million in fiscal 2004. In fiscal 2003, there were no contributions to The TJX Foundation. This increase in general corporate expense was partially offset by the change in net foreign exchange gains and losses and related hedging activity. Fiscal 2004 includes approximately $1 million in income due to net foreign exchange gains and losses as compared to approximately $5 million in net charges in fiscal 2003. The majority of this item relates to derivative contracts that provide an economic hedge of foreign currency exposures on divisional inventory commitments and intercompany activity. We have not elected hedge accounting for these contracts; thus, the changes in the fair value of the contracts are reflected currently in earnings. As of the end of fiscal 2004, the unrealized fair value of derivative contracts outstanding has been allocated to the related segments.

      The increase in general corporate expense from fiscal 2002 to fiscal 2003 reflects increased costs for retirement and medical benefits of approximately $3 million, as well as a pre-tax charge of approximately $2 million in connection with the transaction terminating split-dollar life insurance policies for two senior executives as described in Note I to the consolidated financial statements. This pre-tax charge was offset by tax benefits of $3.8 million in the income tax provision. Fiscal 2003 also includes approximately $5 million in net charges due to foreign exchange gains and losses and related hedging activity as compared to a net gain of less than $1 million in fiscal 2002.

Liquidity and Capital Resources

Operating activities:

      Net cash provided by operating activities was $770.5 million in fiscal 2004, $908.6 million in fiscal 2003, and $912.4 million in fiscal 2002. The cash generated from operating activities each fiscal period is largely due to strong operating earnings. The decline in net cash provided from operations in fiscal 2004 as compared to fiscal 2003 is primarily a result of an increase in our inventory (net of related increase in accounts payable) at the end of fiscal 2004 compared to the end of fiscal 2003. Inventories per store at January 31, 2004 were up 11% compared to the prior year, and inventories per store at January 25, 2003 were down 3% compared to the prior year. Excluding the impact of foreign currency exchange rates, inventories per store at January 31, 2004 increased 9% over the prior year. This increase in inventory was attributable in part to our plan to raise the level of store inventories over fiscal 2003 levels. The timing of inventory receipts, in part due to the 53rd week, also contributed to the higher inventory levels at January 31, 2004. The cash flows from operating activities for fiscal 2004 were also impacted by a lower increase in accrued expenses and other liabilities in fiscal 2004 as compared to fiscal 2003. The lower increase in accrued expenses and other liabilities reflects reduced accruals for property additions at the end of fiscal 2004 and the payment of the California lawsuits in fiscal 2004. The significant cash generated from operating activities in fiscal 2003 and fiscal 2002 is largely due to strong operating earnings along with our liquid inventory position and our buying closer to need. Cash flows for fiscal 2003 also reflect the favorable impact of an increase in accrued expenses and other liabilities. The increase in accrued expenses for fiscal 2003 reflects the reserve for the settlement of the California lawsuits, and higher accruals for property additions, payroll and benefits, merchandise credits and occupancy costs.

      Operating cash flows for fiscal 2004 and fiscal 2003 were favorably impacted by additional deferred tax benefits related to payments against the discontinued operations reserve and due to increased accelerated depreciation on certain assets allowed for U.S. income tax purposes. The cash flows from operating activities have been reduced by contributions to our qualified pension fund of $17.5 million in fiscal 2004, $58.0 million in fiscal 2003 and $46.8 million in fiscal 2002. All of the contributions to the pension fund in fiscal 2004 and fiscal 2003, and $26.0 million of the contributions to the pension fund in fiscal 2002, were made on a voluntary basis. Cash flows from operating activities were also reduced by $37.2 million in fiscal 2004, $32.2 million in fiscal 2003, and $4.1 million in fiscal 2002, for cash expenditures charged against the discontinued operations reserve as discussed in more detail below.

      Discontinued operations reserve: We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases of the former House2Home and Zayre Stores, for which TJX is an original lessee or guarantor. These discontinued operations are being liquidated in bankruptcy by third parties. The reserve activity in prior years also reflects leases of Hit or Miss, another discontinued operation that liquidated in the bankruptcy of a third party. The reserve was established at various times subsequent to TJX’s disposition of these businesses, when the companies then owning them suffered significant financial distress.

      When discontinued operations were sold to third parties, TJX generally remained secondarily liable with respect to lease obligations if the purchaser fails to perform, unless there are circumstances that terminate or reduce TJX’s potential liability. The reserve reflects TJX’s estimation of its cost for claims that have been, or are likely to be, made against TJX based on potential secondary liability after mitigation of the number and cost of lease obligations. Mitigating factors include assignments to third parties, lease terminations, expirations, subleases, buyouts, modifications and other actions, legal defenses and use by TJX for its store opening program.

      At January 31, 2004, substantially all of the House2Home, Zayre Stores and Hit or Miss leases that were rejected in the bankruptcy and for which the landlords asserted liability against TJX had been resolved as a result of negotiated buyouts, assignments to third parties, leasing for TJX’s own use or for sublease and lease expirations. It is possible that there will be future costs for leases from these discontinued operations that were not terminated or expired, but TJX does not expect any such costs to be material.

      The balance in the reserve and the activity for the last three fiscal years is presented below. The addition to the reserve in fiscal 2002 relates to House2Home. The charges against the reserve during fiscal 2004 relate primarily to House2Home and Zayre Stores lease obligations; during fiscal 2003, the charges relate primarily to House2Home lease obligations; and during fiscal 2002, the charges relate primarily to former Zayre Stores and Hit or Miss locations.

	Fiscal Year Ended January

In Thousands	2004	2003	2002

Balance at beginning of year	$55,361	$87,284	$25,512
Additions to the reserve	—	—	66,528
Charges against the reserve:
Lease related obligations	(37,208)	(32,189)	(4,090)
All other	(635)	266	(666)

Balance at end of year	$17,518	$55,361	$87,284

      We do not expect to incur any material costs related to our discontinued operations in excess of our reserve. In addition, we expect to receive a creditor recovery in the House2Home bankruptcy, although the amount has not yet been determined.

      We may also be contingently liable on up to 20 leases of BJ’s Wholesale Club for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

      Off-balance sheet liabilities: We have contingent obligations on any property we have leased or guaranteed and assigned to third parties without being released by the landlords. Over many years, we have assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of our discontinued operations discussed in Note L to the consolidated financial statements, we have rarely had a claim with respect to assigned or guaranteed leases, and accordingly, we do not expect that such leases will have a material adverse effect on our financial condition, results of operations or cash flows. We do not generally have sufficient information about these leases to estimate our potential contingent obligations under them.

      We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations, not reflected in our reserves, of leases of closed stores of continuing operations discussed in Note K to the consolidated financial statements, BJ’s Wholesale Club leases discussed in Note L to the consolidated financial statements, and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, is approximately $140 million as of January 31, 2004. We believe that most or all of these contingent obligations will not revert to TJX and, to the extent they do, will be resolved for substantially less due to mitigating factors.

      We are a party to various agreements under which we may be obligated to indemnify the other party with respect to breach of warranty or losses related to such matters as title to assets sold, specified environmental matters or certain income taxes. These obligations are typically limited in time and amount. There are no amounts reflected in our balance sheets with respect to these contingent obligations.

Investing activities:

      Our cash flows for investing activities include capital expenditures for the last two years as set forth in the table below:

	Fiscal Year Ended January

In Millions	2004	2003

New stores	$164.7	$136.5
Store renovations and improvements	147.3	124.3
Office and distribution centers	97.0	135.9

Capital expenditures	$409.0	$396.7

      Capital expenditures for fiscal 2004 were less than planned primarily due to lower-than-planned spending on office facilities and information systems. We expect that capital expenditures will approximate $500 million for fiscal 2005. This includes $188 million for new stores, $221 million for store renovations and improvements and $91 million for our office and distribution centers. Our planned rate of new store growth per year is in the 8% to 9% range on a consolidated basis for the next several years. Our rate of store growth and the planned expansion and renovation of existing stores, are the major factors in our increase in planned capital expenditures.

      Investing activities for fiscal 2004 include a net cash outflow of $57.1 million to acquire Bob’s Stores as discussed in Note B to the consolidated financial statements. Investing activities for fiscal 2002 include $5.5 million of cash outlays due to advances we made under a construction loan agreement, in connection with the expansion of our leased home office facility. We received repayments under this loan agreement of $606,000 in fiscal 2004, $564,000 in fiscal 2003 and $125,000 in fiscal 2002.

Financing activities:

      Cash flows from financing activities resulted in net cash outflows of $546.8 million in fiscal 2004, $509.1 million in fiscal 2003, and $99.7 million in fiscal 2002. The majority of this activity relates to our share repurchase program and our long-term borrowings.

      We spent $520.7 million in fiscal 2004, $481.7 million in fiscal 2003, and $424.2 million in fiscal 2002 under our stock repurchase programs. We repurchased 26.8 million shares in fiscal 2004, 25.9 million shares in fiscal 2003, and 26.3 million shares in fiscal 2002. All shares repurchased are retired with the exception of 75,000 shares purchased in fiscal 2004 and 87,638 shares purchased in fiscal 2003 all of which are held in treasury. During July 2002, we completed a $1 billion stock repurchase program and announced our intention to repurchase an additional $1 billion of common stock over several years. Since the inception of the new $1 billion stock repurchase program, as of January 31, 2004, we have repurchased 43.0 million shares at a total cost of $818.6 million. All of these repurchased share numbers reflect the two-for-one stock split distributed in May 2002.

      On February 13, 2001, we issued $517.5 million zero coupon convertible subordinated notes due in February 2021 and raised gross proceeds of $347.6 million. The issue price of the notes represented a yield to maturity of 2% per year. The notes are convertible into 16.9 million shares of common stock of TJX if the sale price of our common stock reaches specified thresholds, if the credit rating of the notes is below investment grade, if the notes are called for redemption, or if certain specified corporate transactions occur. None of these conditions existed as of January 31, 2004, January 25, 2003 or January 26, 2002 and thus the shares are excluded from the diluted earnings per share calculations. The holders of the notes have the right to require us to purchase the notes in February 2007 and February 2013. We may pay the purchase price in cash, our stock, or a combination of the two. If the holders exercise this option, we expect to fund the payment with cash, financing from our short-term credit facility, new long-term borrowings, or a combination thereof. At the earlier put date of February 13, 2002 no holders exercised the purchase option, and more recently on February 13, 2004, only $3,000 in face value of bonds was put to TJX which were settled in cash. We used the proceeds for our accelerated store roll-out program, investment in our distribution center network, general corporate purposes and our common stock repurchase program. Financing activities also included scheduled principal payments on long-term debt of $15 million in fiscal 2004, and $73,000 in fiscal 2002.

      We declared quarterly dividends on our common stock which totaled $.14 per share in fiscal 2004, $.12 per share in fiscal 2003, and $.09 per share in fiscal 2002. Cash payments for dividends on our common stock totaled $68.9 million in fiscal 2004, $60.0 million in fiscal 2003, and $48.3 million in fiscal 2002. Financing activities also include proceeds of $59.2 million in fiscal 2004, $33.9 million in fiscal 2003, and $65.2 million in fiscal 2002 from the exercise of employee stock options. These stock option exercises also provided tax benefits of $13.6 million in fiscal 2004, $11.8 million in fiscal 2003, and $30.6 million in fiscal 2002. These benefits are included in cash provided by operating activities.

      We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. During fiscal 2003, we entered into a $370 million five-year revolving credit facility and in fiscal 2004 we renewed our 364-day revolving credit facility for $330 million. Effective March 19, 2004, the 364-day agreement was renewed, with substantially all of the terms and conditions of the original facility remaining unchanged. The credit facilities do not require any compensating balances, however TJX must maintain certain leverage and fixed charge coverage ratios. Based on our current financial condition, we believe that the possibility of non-compliance with these covenants is remote. The revolving credit facilities are used as backup to our commercial paper program. As of January 31, 2004, there were no outstanding amounts under our credit facilities. The maximum amount of our U.S. short-term borrowings outstanding was $27 million during fiscal 2004 and $39 million during fiscal 2002. There were no short-term borrowings during fiscal 2003. The weighted average interest rate on our U.S. short-term borrowings was 1.09% in fiscal 2004 and 5.32% in fiscal 2002. As of January 31, 2004, we had credit lines totaling C$20 million for our Canadian subsidiary. The maximum amount outstanding under our Canadian credit line was C$5.6 million in fiscal 2004, C$19.2 million in fiscal 2003 and C$22.6 million in fiscal 2002. The funding requirements of our Canadian operations were largely provided by TJX.

      We believe that our current credit facilities are more than adequate to meet our operating needs. See Notes C and G to the consolidated financial statements for further information regarding our long-term debt, capital stock transactions and available financing sources.

Contractual obligations:

      As of January 31, 2004, we have payments due (including current installments) under long-term debt arrangements, leases for property and equipment and purchase obligations that will require cash outflows as follows (in thousands):

	Payments Due by Year

		Less			More
		Than 1	1-3	3-5	Than 5
	Total	Year	Years	Years	Years

Long-Term Contractual Obligations
Long-term debt obligations	$672,893	$5,000	$99,981	$368,287	$199,625
Operating lease commitments	4,314,225	639,669	1,156,120	966,623	1,551,813
Capital lease obligations	45,300	3,726	7,452	7,452	26,670
Purchase obligations	1,620,526	1,598,587	19,926	1,963	50

	$6,652,944	$2,246,982	$1,283,479	$1,344,325	$1,778,158

      The above maturity table assumes that all holders of the zero coupon convertible subordinated notes exercise their put options in fiscal 2008. The note holders also have put options available to them in fiscal 2014. If none of the put options are exercised and the notes are not redeemed or converted, the notes will mature in fiscal 2022.

      Our purchase obligations consist of purchase orders for merchandise; purchase orders for capital expenditures, supplies and other operating needs; commitments under contracts for maintenance needs and other services; and commitments under a limited number of executive employment agreements. We excluded long term agreements for services and operating needs that can be cancelled without penalty.

      We also have long-term liabilities that do not have specified maturity dates. Included in long-term liabilities is $106 million for employee compensation and benefits, most of which will come due beyond five years and $78 million for our rental step-up accrual, the cash flow requirements of which are included in the lease commitments in the above table. Our long-term liabilities also include our discontinued operations reserve of $17.5 million. We expect a large portion of this reserve will be paid in the next five years as settlements are reached, while a smaller portion will extend beyond five years for those reserve obligations tied to the remaining lease term.

Critical Accounting Policies

      We have the obligation to evaluate and select applicable accounting policies for TJX. We consider our most critical accounting policies, involving management estimates and judgments, to be those relating to inventory valuation, retirement obligations, accounting for taxes and reserves for discontinued operations. We believe that we have selected the most appropriate assumptions in each of the following areas and that the results we would have obtained, had alternative assumptions been selected, would not be materially different from the results we have reported.

      Inventory valuation: We use the retail method for valuing inventory on a first-in first-out basis. Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method is widely used in the retail industry and involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the first-in first-out retail method, permanent markdowns are reflected in the inventory valuation when the price of an item is changed. We believe the first-in first-out retail method results in a more conservative inventory valuation than other accounting methods. In addition, as a normal business practice, we have a very specific policy as to when markdowns are to be taken, greatly reducing the need for management estimates. Inventory shortage involves estimating a shrinkage rate for interim periods, but is based on a full physical inventory at fiscal year end. Thus, the difference between actual and estimated amounts may cause fluctuations in quarterly results, but is not a factor in full year results. Overall, we believe that the retail method, coupled with our disciplined permanent markdown policy and a full physical inventory taken at each fiscal year end, results in an inventory valuation that is fairly stated. Lastly, many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. Our off-price businesses have historically not entered into such arrangements with our vendors. Bob’s Stores, the value-oriented retailer we acquired in December 2003, does have vendor relationships that provide for recovery of advertising dollars if certain conditions are met. These arrangements will likely have some impact on Bob’s Stores’ inventory valuation but such amounts are immaterial to our consolidated results for fiscal 2004. Over time, we have found that actual results involving inventory valuation issues have not varied significantly from our estimates.

      Retirement obligations: Retirement costs are accrued over the service life of an employee and represent an obligation that will ultimately be settled far in the future and is therefore subject to estimates. We are required to make assumptions regarding such variables as the discount rate for valuing pension obligations and the long-term rate of return assumed to be earned on pension assets, both of which impact the net periodic pension cost for the period. The discount rate, which we determine annually based on market interest rates, has dropped over the past several years and our actual returns on pension assets for the several years prior to fiscal 2004 have been considerably less than our expected returns. These two situations have resulted in a considerable increase in the annual cost of retirement benefits and have had an unfavorable effect on the funded status of our qualified pension plan. We have made contributions of $122.3 million, which exceeded the minimum required, over the last three years to largely restore the funded status of our plan. In addition, during fiscal 2003, we reduced the assumption for the long-term rate of return on pension plan assets to 8% from 9% which increased net pension expense for fiscal 2003 by approximately $2 million.

      Accounting for taxes: We are continuously under audit by the United States federal, state, local or foreign tax authorities in the areas of income taxes and the remittance of sales and use taxes. In evaluating the potential exposure associated with the various tax filing positions, we accrue charges for possible exposures. Based on the annual evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for possible exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial period might be materially impacted. The Internal Revenue Service is currently examining the fiscal years ended January 2000 through January 2003 and we also have various state and foreign tax examinations in process.

      Reserves for discontinued operations: As discussed in Note L to the consolidated financial statements and elsewhere in the management’s discussion and analysis, we have reserves established for leases relating to operations discontinued by TJX where TJX was the original lessee or a guarantor and which have been assigned to third parties. These are long-term obligations and the estimated cost to us involves numerous estimates and assumptions as to whether we remain obligated with respect to a particular lease, how a particular obligation may ultimately be settled and what mitigating factors, including indemnification, may exist. We develop these assumptions based on past experience and by evaluating various probable outcomes and the circumstances surrounding each situation and location. Actual results may differ from these estimates but we believe that our current reserve is a reasonable estimate of the most likely outcome and that the reserve is adequate to cover the ultimate cost we will incur.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation No. 46). In December 2003, the FASB issued a revision to Interpretation No. 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation No. 46, as revised, provides a new framework for identifying variable interest entities (VIE’s)and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation No. 46 was effective immediately for VIE’s created after January 31, 2003. We adopted the provisions of Interpretation No. 46, as revised, as of January 31, 2004. The adoption of this Interpretation had no impact on our overall financial position and results of operations.

      In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this Statement are effective for all derivatives and hedging activity entered into after June 30, 2003. The adoption of this Statement had no impact on our overall financial position and results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of this Statement had no impact on our overall financial position and results of operations.

      In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement requires some additional annual disclosures and makes certain disclosures required for interim reporting. The additional disclosures required annually are included in Note I to the consolidated financial statements. Some of the disclosure requirements of the revised SFAS No. 132 related to foreign plans, interim periods and certain other matters are not effective until fiscal 2005.

      On January 12, 2004, the FASB released Staff Position No. SFAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. Specific guidance on the accounting for the federal subsidy is pending and we will assess the impact of such guidance when it is issued.

Market Risk

      We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Notes A and D to the consolidated financial statements, we hedge a significant portion of our net investment, intercompany transactions and certain merchandise purchase commitments in these operations with derivative financial instruments. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. The contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. We do not enter into derivatives for speculative trading purposes.

      In addition, the assets of our qualified pension plan, a large portion of which is invested in equity securities, are subject to the risks and uncertainties of the public stock market. We allocate the pension assets in a manner that attempts to minimize and control our exposure to these market uncertainties.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

      We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Note D to the consolidated financial statements, on page F-16, we hedge a significant portion of our net investment and certain merchandise commitments in these operations with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures, most of which are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 31, 2004, the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

      Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by the Company. We occasionally enter into financial instruments to manage our cost of borrowing, however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions.

      We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year. As of January 31, 2004, the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

      The information required by this item may be found on pages F-1 through F-35 of this Annual Report on Form 10-K.

Item 9.	Disagreements on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 31, 2004. The information required by this Item and not given in Item 4A, under the caption “Executive Officers of the Registrant,” will appear under the headings “Election of Directors”, “Corporate Governance”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated in this item by reference.

Item 11.	Executive Compensation

      The information required by this Item will appear under the heading “Executive Compensation” in our Proxy Statement, which section is incorporated in this item by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item will appear under the heading “Beneficial Ownership” in our Proxy Statement, which section is incorporated herein by reference.

      The following table provides certain information as of January 31, 2004 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan Category	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))

Equity compensation plans
approved by security holders	43,539,407	$16.97	9,170,320

Equity compensation plans not
approved by security
holders(1)	N/A	N/A	N/A

Total	43,539,407	$16.97	9,170,320

(1)	All equity compensation plans have been approved by shareholders.

      For additional information concerning our equity compensation plans, see Note F to the consolidated financial statements, on page F-19.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item will appear under the heading “Retirement Plans” in our Proxy Statement, which section is incorporated in this item by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item will appear under the heading “Audit Committee Report” in our Proxy Statement, which section is incorporated in this item by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statement Schedules

The list of financial statements required by this item is set forth in Item 8 “Financial Statements and Supplementary Data.”

(b)	Reports on Form 8-K

On November 11, 2003, TJX furnished to the Commission a current report on Form 8-K appending a press release issued on November 11, 2003 which included financial results of The TJX Companies, Inc. for the fiscal quarter ended October 25, 2003.

On December 24, 2003, TJX filed a current report on Form 8-K appending a press release issued on December 24, 2003 announcing that TJX had completed the purchase of substantially all of the assets of Bob’s Stores, Inc. and its subsidiaries, pursuant to an agreement previously announced on October 22, 2003.

(c)	Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
No.		Description of Exhibit

3(i)	.1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999.
3(ii)	.1	The by-laws of TJX, as amended, are incorporated herein by reference to Exhibit 99.2 to the Form 8-A/A filed September 9, 1999.
4.1		Indenture between TJX and The Bank of New York dated as of February 13, 2001, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on May 9, 2001.
		Each other instrument relates to long-term debt securities the total amount of which does not exceed 10% of the total assets of TJX and its subsidiaries on a consolidated basis. TJX agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.
10.1		Five-Year Revolving Credit Agreement dated as of March 26, 2002 among the financial institutions as lenders, Bank One, NA, Fleet National Bank, The Bank of New York, Bank of America, N.A. and JP Morgan Chase Bank, as co-agents, and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-K for the fiscal year ended January 26, 2002. Amendment No. 1 to the Five-Year Revolving Credit Agreement, dated as of May 3, 2002 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 27, 2002. Amendment No. 2 to the Five-Year Revolving Credit Agreement, dated as of July 19, 2002 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 27, 2002.

Exhibit
No.	Description of Exhibit

10.2	364-Day Revolving Credit Agreement dated as of March 26, 2002 among the financial institutions as lenders, Bank One, NA, Fleet National Bank, The Bank of New York, Bank of America, N.A. and JP Morgan Chase Bank, as co-agents, and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended January 26, 2002. Amendment No. 1 to the 364-Day Revolving Credit Agreement, dated as of May 3, 2002 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended April 27, 2002. Amendment No. 2 to the 364-Day Revolving Credit Agreement, dated as of July 19, 2002 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 27, 2002. Amendment No. 3 to the 364-Day Revolving Credit Agreement dated as of March 24, 2003 is incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 25, 2003. Amendment No. 4 to the 364-Day Revolving Credit Agreement dated March 17, 2004 is filed herewith.
10.3	The Employment Agreement dated as of June 3, 2003 between Edmond J. English and the Company is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 26, 2003. *
10.4	The Employment Agreement dated as of June 3, 2003 between Bernard Cammarata and the Company is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 2003. *
10.5	The Amended and Restated Employment Agreement dated as of January 31, 1998 with Richard Lesser is incorporated herein by reference to Exhibit 10.3 to the Form 10-K filed for the fiscal year ended January 31, 1998. The Amendment to the Employment Agreement dated as of December 6, 2001 is incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended January 26, 2002. *
10.6	The Amended and Restated Employment Agreement dated as of January 28, 2001 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended April 28, 2001.*
10.7	The Employment Agreement and the Change of Control Severance Agreement dated as of January 28, 2001 with Carol Meyrowitz are incorporated herein by reference to Exhibit 10.1 and 10.2 to the Form 10-Q filed for the quarter ended April 28, 2001.*
10.8	The Employment Agreement dated as of January 31, 2000 with Arnold Barron is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 28, 2000. The amendment to the Employment Agreement dated August 30, 2001 is incorporated herein by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended January 26, 2002.*
10.9	The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997.*
10.10	The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994.*
10.11	The Stock Incentive Plan, as amended through June 5, 2001, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 28, 2001.*
10.12	The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997.*
10.13	The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The related Second Amendment, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000.*
10.14	The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992.*
10.15	The Executive Savings Plan and related Amendments No. 1 and No. 2, effective as of October 1, 1998, is incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the fiscal year ended January 30, 1999.*

Exhibit
No.	Description of Exhibit

10.16	The Agreement and the Form of the related Split Dollar Agreements dated October 28, 1999 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1999.*
10.17	The Restoration Agreement and related letter agreement regarding conditional reimbursement dated December 31, 2002 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 25, 2003.*
10.18	The Agreement and the Form of the related Split Dollar Agreements dated February 29, 2000 between TJX and Richard Lesser are incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the fiscal year ended January 29, 2000.*
10.19	The Restoration Agreement dated January 20, 2003 between TJX and Richard Lesser is incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed for the fiscal year ended January 25, 2003.*
10.20	The Modification Agreement dated January 20, 2003 among TJX, Boston Private Bank and Trust Company, Trustee, and Richard G. Lesser is incorporated herein by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended January 25, 2003.*
10.21	The form of Indemnification Agreement between TJX and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990.*
10.22	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.23	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.24	The Trust Agreement for Executive Savings Plan dated as of October 6, 1998 between TJX and Fleet Financial Bank is incorporated herein by reference to Exhibit 10.21 to the Form 10-K filed for the fiscal year ended January 29, 2000.*
10.25	The Distribution Agreement dated as of May 1, 1989 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to TJX’s Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.
10.26	The Indemnification Agreement dated as of April 18, 1997 by and between TJX and BJ’s Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.
21	Subsidiaries:
A list of the Registrant’s subsidiaries is filed herewith.
23	Consents of Independent Accountants:
The Consent of PricewaterhouseCoopers LLP is filed herewith.
24	Power of Attorney:
The Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.

Exhibit
No.	Description of Exhibit

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

/s/ JEFFREY G. NAYLOR

Jeffrey G. Naylor Senior Executive Vice President — Finance

Dated: March 31, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ EDMOND J. ENGLISH Edmond J. English, President and Principal Executive Officer and Director	/s/ JEFFREY G. NAYLOR Jeffrey G. Naylor, Senior Executive Vice President — Finance, Principal Financial and Accounting Officer

DAVID A. BRANDON* David A. Brandon, Director	RICHARD G. LESSER* Richard G. Lesser, Director

BERNARD CAMMARATA* Bernard Cammarata, Director	JOHN F. O’BRIEN* John F. O’Brien, Director

GARY L. CRITTENDEN* Gary L. Crittenden, Director	ROBERT F. SHAPIRO* Robert F. Shapiro, Director

GAIL DEEGAN* Gail Deegan, Director	WILLOW B. SHIRE* Willow B. Shire, Director

DENNIS F. HIGHTOWER* Dennis F. Hightower, Director	FLETCHER H. WILEY* Fletcher H. Wiley, Director

*By /s/ JEFFREY G. NAYLOR ---------------------------------------- Jeffrey G. Naylor as attorney-in-fact

Dated: March 31, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended January 31, 2004, January 25, 2003 and January 26, 2002

THE TJX COMPANIES, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
of the TJX Companies, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries at January 31, 2004 and January 25, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 24, 2004, except as to Note C
which is as of March 19, 2004

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	January 31,	January 25,	January 26,
	2004	2003	2002

	(Amounts in thousands except per share amounts)
	(53 weeks)
Net sales	$13,327,938	$11,981,207	$10,708,998
Cost of sales, including buying and occupancy costs	10,077,194	9,079,579	8,122,922
Selling, general and administrative expenses	2,155,166	1,938,531	1,686,389
Interest expense, net	27,252	25,373	25,643

Income from continuing operations before provision for income taxes	1,068,326	937,724	874,044
Provision for income taxes	409,961	359,336	333,647

Income from continuing operations	658,365	578,388	540,397
(Loss) from discontinued operations, net of income taxes	—	—	(40,000)

Net income	$658,365	$578,388	$500,397

Basic earnings per share:
Income from continuing operations	$1.30	$1.09	$.98
(Loss) from discontinued operations, net of income taxes	$—	$—	$(.07)
Net income	$1.30	$1.09	$.91
Weighted average common shares — basic	508,359	532,241	550,647

Diluted earnings per share:
Income from continuing operations	$1.28	$1.08	$.97
(Loss) from discontinued operations, net of income taxes	$—	$—	$(.07)
Net income	$1.28	$1.08	$.90
Weighted average common shares — diluted	512,874	537,740	556,268

Cash dividends declared per share	$.14	$.12	$.09

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	January 25,
	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$246,403	$492,330
Accounts receivable, net	90,902	75,515
Merchandise inventories	1,941,698	1,563,450
Prepaid expenses and other current assets	163,766	100,284
Current deferred income taxes, net	8,979	8,961

Total current assets	2,451,748	2,240,540

Property at cost:
Land and buildings	256,529	230,810
Leasehold costs and improvements	1,114,576	970,981
Furniture, fixtures and equipment	1,686,447	1,409,123

	3,057,552	2,610,914
Less accumulated depreciation and amortization	1,444,231	1,232,189

	1,613,321	1,378,725

Property under capital lease, net of accumulated amortization of $5,956 and $3,723, respectively	26,616	28,849
Other assets	121,255	113,192
Goodwill and tradenames, net of accumulated amortization	183,827	179,183

Total Assets	$4,396,767	$3,940,489

LIABILITIES
Current liabilities:
Current installments of long-term debt	$5,000	$15,000
Obligation under capital lease due within one year	1,460	1,348
Accounts payable	960,382	817,633
Accrued expenses and other current liabilities	723,678	675,764

Total current liabilities	1,690,520	1,509,745

Other long-term liabilities	337,721	285,864
Non-current deferred income taxes, net	123,817	41,969
Obligation under capital lease, less portion due within one year	27,528	28,988
Long-term debt, exclusive of current installments	664,793	664,776
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 499,181,639 and 520,515,041 shares, respectively	499,182	520,515
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(13,584)	(3,164)
Unearned stock compensation	(12,310)	(7,652)
Retained earnings	1,079,100	899,448

Total shareholders’ equity	1,552,388	1,409,147

Total Liabilities and Shareholders’ Equity	$4,396,767	$3,940,489

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	January 31,	January 25,	January 26,
	2004	2003	2002

	(In thousands)
	(53 weeks)
Cash flows from operating activities:
Net income	$658,365	$578,388	$500,397
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	—	—	40,000
Depreciation and amortization	238,385	207,876	204,081
Property disposals	5,679	8,699	6,832
Tax benefit of employee stock options	13,572	11,767	30,644
Amortization of unearned stock compensation	10,208	3,197	2,672
Deferred income tax provision	84,363	72,138	35,230
Changes in assets and liabilities:
(Increase) in accounts receivable	(11,818)	(5,983)	(7,615)
(Increase) in merchandise inventories	(310,673)	(85,644)	(13,292)
(Increase) in prepaid expenses and other current assets	(51,413)	(22,208)	(1,273)
Increase in accounts payable	118,832	45,559	120,770
Increase in accrued expenses and other liabilities	20,083	133,115	16,054
Other, net	(5,083)	(38,344)	(22,054)

Net cash provided by operating activities	770,500	908,560	912,446

Cash flows from investing activities:
Property additions	(409,037)	(396,724)	(449,444)
Acquisition of Bob’s Stores, net of cash acquired	(57,138)	—	—
Issuance of note receivable	—	—	(5,527)
Proceeds from repayments on note receivable	606	564	125

Net cash (used in) investing activities	(465,569)	(396,160)	(454,846)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	—	—	347,579
Principal payments on long-term debt	(15,000)	—	(73)
Payments on short-term debt, net	—	—	(39,000)
Payments on capital lease obligation	(1,348)	(1,244)	(992)
Proceeds from sale and issuance of common stock, net	59,159	33,916	65,202
Cash payments for repurchase of common stock	(520,746)	(481,734)	(424,163)
Cash dividends paid	(68,889)	(60,025)	(48,290)

Net cash (used in) financing activities	(546,824)	(509,087)	(99,737)

Effect of exchange rate changes on cash	(4,034)	(3,759)	2,378

Net (decrease) increase in cash and cash equivalents	(245,927)	(446)	360,241
Cash and cash equivalents at beginning of year	492,330	492,776	132,535

Cash and cash equivalents at end of year	$246,403	$492,330	$492,776

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Accumulated
			Additional	Other	Unearned
		Par	Paid-in	Comprehensive	Stock	Retained
	Shares	Value $1	Capital	Income (Loss)	Compensation	Earnings	Total

	(In thousands)
Balance, January 27, 2001	280,379	$280,379	$—	$(3,288)	$(1,551)	$943,172	$1,218,712
Comprehensive income:
Net income	—	—	—	—	—	500,397	500,397
Cumulative effect of accounting change (SFAS No. 133)	—	—	—	(1,572)	—	—	(1,572)
(Loss) due to foreign currency translation adjustments	—	—	—	(8,185)	—	—	(8,185)
Gain on hedge contracts	—	—	—	8,190	—	—	8,190
Minimum pension liability adjustment	—	—	—	(2,151)	—	—	(2,151)
Amounts reclassified from other comprehensive income to net income	—	—	—	251	—	—	251

Total comprehensive income							496,930
Cash dividends declared on common stock	—	—	—	—	—	(49,295)	(49,295)
Restricted stock awards granted and fair market value adjustments	225	225	7,137	—	(5,775)	—	1,587
Amortization of unearned stock compensation	—	—	—	—	2,672	—	2,672
Issuance of common stock under stock incentive plans and related tax benefits	4,102	4,102	90,153	—	—	—	94,255
Common stock repurchased	(13,168)	(13,168)	(97,290)	—	—	(313,705)	(424,163)

Balance, January 26, 2002	271,538	271,538	—	(6,755)	(4,654)	1,080,569	1,340,698
Comprehensive income:
Net income	—	—	—	—	—	578,388	578,388
Gain due to foreign currency translation adjustments	—	—	—	23,006	—	—	23,006
(Loss) on hedge contracts	—	—	—	(23,241)	—	—	(23,241)
Minimum pension liability adjustment	—	—	—	3,826	—	—	3,826

Total comprehensive income							581,979
Stock split, two-for-one	269,431	269,431	—	—	—	(269,431)	—
Cash dividends declared on common stock	—	—	—	—	—	(63,421)	(63,421)
Restricted stock awards granted and fair market value adjustments	325	325	5,870	—	(6,195)	—	—
Amortization of unearned stock compensation	—	—	—	—	3,197	—	3,197
Issuance of common stock under stock incentive plans and related tax benefits	2,505	2,505	41,794	—	—	—	44,299
Common stock repurchased	(23,284)	(23,284)	(47,664)	—	—	(426,657)	(497,605)

Balance, January 25, 2003	520,515	520,515	—	(3,164)	(7,652)	899,448	1,409,147
Comprehensive income:
Net income	—	—	—	—	—	658,365	658,365
Gain due to foreign currency translation adjustments	—	—	—	14,323	—	—	14,323
(Loss) on hedge contracts	—	—	—	(24,743)	—	—	(24,743)

Total comprehensive income							647,945
Cash dividends declared on common stock	—	—	—	—	—	(70,745)	(70,745)
Restricted stock awards granted and fair market value adjustments	600	600	14,266	—	(14,866)	—	—
Amortization of unearned stock compensation	—	—	—	—	10,208	—	10,208
Issuance of common stock under stock incentive plans and related tax benefits	4,890	4,890	66,212	—	—	—	71,102
Common stock repurchased	(26,823)	(26,823)	(80,478)	—	—	(407,968)	(515,269)

Balance, January 31, 2004	499,182	$499,182	$—	$(13,584)	$(12,310)	$1,079,100	$1,552,388

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     Summary of Accounting Policies

      Basis of Presentation: The consolidated financial statements of The TJX Companies, Inc. (“TJX”, the “Company” or “We”) include the financial statements of all of TJX’s subsidiaries, all of which are wholly owned. All of TJX’s activities are conducted within TJX or our subsidiaries and are consolidated in these financial statements. All intercompany transactions have been eliminated in consolidation. The notes pertain to continuing operations except where otherwise noted.

      Fiscal Year: TJX’s fiscal year ends on the last Saturday in January. The fiscal year ended January 31, 2004 (“fiscal 2004”) included 53 weeks. The fiscal years ended January 25, 2003 (“fiscal 2003”) and January 26, 2002 (“fiscal 2002”) each included 52 weeks.

      Use of Estimates: The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers the more significant accounting policies that involve management estimates and judgments to be those relating to inventory valuation, retirement obligations, accounting for taxes and reserves for discontinued operations. Actual amounts could differ from those estimates.

      Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives layaway merchandise.

      Consolidated Statements of Income Classifications: Cost of sales, including buying and occupancy costs include the cost of merchandise sold and gains and losses on inventory related derivative contracts; store occupancy costs (including real estate taxes, utility and maintenance costs, and fixed asset depreciation); the costs of operating our distribution centers; payroll, benefits and travel costs directly associated with buying inventory; and systems costs related to the buying and tracking of inventory.

      Selling, general and administrative expenses include store payroll and benefit costs; communication costs; credit and check expenses; advertising; administrative and field management payroll, benefits and travel costs; corporate administrative costs and depreciation; gains and losses on non-inventory related foreign currency exchange contracts and other nonrecurring gains or losses; and all other miscellaneous income and expense items.

      Cash, Cash Equivalents and Short-Term Investments: TJX generally considers highly liquid investments with an initial maturity of three months or less to be cash equivalents. Our investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks. The fair value of cash equivalents approximates carrying value.

      Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories on the first-in first-out basis. We almost exclusively utilize a permanent markdown strategy and lower the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in our stores.

      Common Stock and Equity: TJX’s equity transactions consist primarily of the repurchase of our common stock under our stock repurchase program and the issuance of common stock under our stock incentive plan. Under the stock repurchase program we repurchase our common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par first charged against any available additional paid-in capital (“APIC”) and the balance charged to retained earnings. Due to the high volume of repurchases over the past several years we have no remaining

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance in APIC. Virtually all shares are retired when purchased. We have an immaterial number of shares held in treasury which are reflected as a reduction to common stock outstanding.

      Shares issued under our stock incentive plan are generally issued from authorized but previously unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits due to the exercise of stock options are also added to APIC and included with the proceeds received from the option exercise. The income tax benefits are included in cash flows from operating activities in the statements of cash flows. The par value and excess of the fair value over par value of restricted stock awards are also added to common stock and APIC with an offsetting amount recorded in unearned stock compensation. The amount included in unearned stock compensation is amortized into earnings over the vesting period of the related award.

      TJX has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and continues to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for compensation expense under our stock option plan. TJX grants options at fair market value on the date of the grant, accordingly no compensation expense has been recognized for the stock options issued during fiscal 2004, 2003 or 2002. Compensation expense determined in accordance with SFAS No. 123, net of related income tax effect, amounted to $55.2 million, $41.7 million and $29.5 million for fiscal 2004, 2003 and 2002, respectively.

      Presented below are the unaudited pro forma income from continuing operations, net income and related earnings per share showing the effect that stock compensation expense, determined in accordance with SFAS No. 123, would have on reported results.

	January 31,	January 25,	January 26,
	2004	2003	2002

	(In thousands except per share amounts)
	(53 weeks)
Income from continuing operations, as reported	$658,365	$578,388	$540,397
Add: Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	6,292	1,973	1,651
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(55,245)	(41,699)	(29,450)

Pro forma income from continuing operations	$609,412	$538,662	$512,598

Earnings per share:
Basic — as reported	$1.30	$1.09	$.98
Basic — pro forma	$1.20	$1.01	$.93
Diluted — as reported	$1.28	$1.08	$.97
Diluted — pro forma	$1.19	$1.00	$.92

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31,	January 25,	January 26,
	2004	2003	2002

	(In thousands except per share amounts)
	(53 weeks)
Net income, as reported	$658,365	$578,388	$500,397
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6,292	1,973	1,651
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(55,245)	(41,699)	(29,450)

Pro forma net income	$609,412	$538,662	$472,598

Earnings per share:
Basic — as reported	$1.30	$1.09	$.91
Basic — pro forma	$1.20	$1.01	$.86
Diluted — as reported	$1.28	$1.08	$.90
Diluted — pro forma	$1.19	$1.00	$.85

      For purposes of applying the provisions of SFAS No. 123 for the pro forma calculations, the fair value of each option granted during fiscal 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of ..6% in fiscal 2004, .5% in fiscal 2003 and 2002, expected volatility of 43%, 44% and 46% in fiscal 2004, 2003 and 2002, respectively; a risk-free interest rate of 3.3% in fiscal 2004, 3.5% in fiscal 2003 and 5.0% in fiscal 2002; and expected holding period of six years in all fiscal periods. The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 was $8.75, $8.93 and $8.46 per share, respectively.

      Interest: TJX’s interest expense, net was $27.3 million, $25.4 million and $25.6 million in fiscal 2004, 2003 and 2002, respectively. Interest expense is presented net of interest income of $6.5 million, $10.5 million and $15.0 million in fiscal 2004, 2003 and 2002, respectively. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. We capitalized interest of $1.0 million, $559,000 and $222,000 in fiscal 2004, 2003 and 2002, respectively. Debt discount and related issue expenses are amortized to interest expense over the lives of the related debt issues or to the first date the holders of the debt may require TJX to repurchase such debt.

      Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property by the use of the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years, leasehold costs and improvements are generally amortized over the lease term (typically 10 years) or their estimated useful life, whichever is shorter, and furniture, fixtures and equipment are depreciated over three to ten years. Depreciation and amortization expense for property was $227.3 million for fiscal 2004, $196.4 million for fiscal 2003, and $183.1 million for fiscal 2002. Amortization expense for property held under a capital lease was $2.2 million in both fiscal 2004 and 2003 and $1.5 million in fiscal 2002. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over three to ten years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in net income. Pre-opening costs are expensed as incurred.

      Impairment of Long-Lived Assets: TJX periodically reviews the value of its property and intangible assets in relation to the current and expected operating results of the related business segments in order to assess whether there has been a permanent impairment of their carrying values. An impairment exists when the undiscounted cash flow of an asset is less than the carrying cost of that asset. Store by store impairment analysis is performed, at a minimum on an annual basis, in the fourth quarter of a fiscal year.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill and Intangible Assets: Goodwill is primarily the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain and is included in the Marmaxx segment at January 31, 2004. In addition, goodwill includes the excess of cost over the estimated fair market value of the net assets of Winners acquired by TJX in fiscal 1991.

      Goodwill, net of amortization, totaled $71.4 million and $71.5 million as of January 31, 2004 and January 25, 2003, respectively, and through January 26, 2002 was being amortized over 40 years on a straight-line basis. Annual amortization of goodwill was $2.6 million in fiscal 2002. There was no amortization of goodwill in fiscal 2004 or 2003. Cumulative amortization as of January 31, 2004 and January 25, 2003 was $32.9 million.

      Tradenames include the values assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 in the acquisition of the Marshalls chain, and to the name “Bob’s Stores” acquired by TJX in December 2003 when we acquired substantially all of the assets of Bob’s Stores as discussed in Note B. These values were determined by the discounted present value of assumed after-tax royalty payments, offset by a reduction for their pro-rata share of negative goodwill.

      The Marshalls tradename was assigned a value of $128.3 million, and through January 26, 2002 was being amortized over 40 years. In fiscal 2003, upon implementation of SFAS No. 142, the tradename was deemed to have an indefinite life and no further amortization has been recorded. Amortization of $3.2 million was recognized in fiscal 2002. Cumulative amortization as of January 31, 2004 and January 25, 2003, was $20.6 million. The Bob’s Stores tradename was assigned a value of $4.4 million and is being amortized over 10 years.

      The Company occasionally acquires other trademarks in connection with private label merchandise. Such trademarks are included in other assets and are amortized to cost of sales, including buying and occupancy costs over the term of the agreement generally from 7 to 10 years. Amortization expense related to trademarks was $519,000, $369,000 and $126,000 in fiscal 2004, 2003 and 2002, respectively. The Company had $3.0 million and $3.2 million in trademarks, net of accumulated amortization, at January 31, 2004 and January 25, 2003, respectively. Trademarks and the related amortization are included in the related operating segment.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We implemented SFAS No. 142 during our fiscal year beginning January 27, 2002. As a result of the new standard, we no longer amortize goodwill or the value of the Marshalls tradename which has an indefinite life. An impairment analysis is performed for goodwill and tradenames, at a minimum on an annual basis, in the fourth quarter of a fiscal year. No impairments have been recorded on these assets to date.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following schedule presents pro forma income from continuing operations (unaudited) and pro forma net income (unaudited) as if goodwill amortization and tradename amortization had not been included as an expense in fiscal 2002:

	Fiscal Year Ended

	January 31,	January 25,	January 26,
	2004	2003	2002

	(Dollars in thousands except per share
	amounts)
	(53 weeks)
Reported income from continuing operations	$658,365	$578,388	$540,397
Add back: Goodwill amortization, net of related tax effects	—	—	2,607
Add back: Tradename amortization, net of related tax effects	—	—	1,910

Adjusted income from continuing operations	$658,365	$578,388	$544,914

Diluted earnings per share:
Reported income from continuing operations	$1.28	$1.08	$.97
Adjusted income from continuing operations	$1.28	$1.08	$.98
Reported net income	$658,365	$578,388	$500,397
Add back: Goodwill amortization, net of related tax effects	—	—	2,607
Add back: Tradename amortization, net of related tax effects	—	—	1,910

Adjusted net income	$658,365	$578,388	$504,914

Diluted earnings per share:
Reported net income	$1.28	$1.08	$.90
Adjusted net income	$1.28	$1.08	$.91

      Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $148.4 million, $135.3 million and $128.5 million for fiscal 2004, 2003 and 2002, respectively.

      Earnings Per Share: All earnings per share amounts discussed refer to diluted earnings per share unless otherwise indicated. All historical earnings per share amounts reflect the May 2002 two-for-one stock split.

      Foreign Currency Translation: TJX’s foreign assets and liabilities are translated at the fiscal year end exchange rate. Activity of the foreign operations that affect the statements of income and cash flows are translated at the average exchange rates prevailing during the fiscal year. The translation adjustments associated with the foreign operations are included in shareholders’ equity as a component of accumulated other comprehensive income (loss). Cumulative foreign currency translation adjustments included in shareholders’ equity, amounted to a gain of $21.4 million, net of related tax effects of $16.3 million, as of January 31, 2004, and amounted to a gain of $6.2 million as of January 25, 2003.

      Derivative Instruments and Hedging Activity: TJX enters into financial instruments to manage our cost of borrowing and to manage our exposure to changes in foreign currency exchange rates. The Company recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Cumulative gains and losses on derivatives that have

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedged our foreign operations and that have been recorded in other comprehensive income amounted to a loss of $35.0 million, net of related tax effects of $23.3 million as of January 31, 2004 and amounted to a loss of $9.4 million as of January 25, 2003.

      New Accounting Standards: In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation No. 46). In December 2003, the FASB issued a revision to Interpretation No. 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation No. 46, as revised, provides a new framework for identifying variable interest entities (VIE’s) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation No. 46 was effective immediately for VIE’s created after January 31, 2003. We adopted the provisions of Interpretation No. 46, as revised, as of January 31, 2004. The adoption of this Interpretation had no impact on our overall financial position and results of operations.

      In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this Statement are effective for all derivatives and hedging activity entered into after June 30, 2003. The adoption of this Statement had no impact on our overall financial position and results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of this Statement had no impact on our overall financial position and results of operations.

      In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement requires some additional annual disclosures and makes certain disclosures required for interim reporting. The additional disclosures required annually are included in Note I. Some of the disclosure requirements of the revised SFAS No. 132 related to foreign plans, interim periods and certain other matters are not effective until fiscal 2005.

      On January 12, 2004, the FASB released Staff Position No. SFAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. Specific guidance on the accounting for the federal subsidy is pending and we will assess the impact of such guidance when it is issued.

      Reclassifications: We have reclassified certain amounts in prior years’ financial statements for comparative purposes.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B.     Acquisition of Bob’s Stores

      On December 24, 2003, TJX completed the acquisition of Bob’s Stores, a value-oriented retail chain in the Northeast United States. Pursuant to the acquisition agreement, TJX purchased substantially all of the assets of Bob’s Stores, including one owned location, and assumed leases for 30 Bob’s Stores locations, its Meriden, Connecticut office and warehouse lease, along with specified operating contracts and customer, vendor and employee obligations. The purchase price, which is net of proceeds received from a third party, amounted to $57.6 million.

      The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill and conversely, the excess fair value over purchase price, “negative goodwill,” is allocated as a reduction to the long-lived assets.

      The following table presents the allocation of the $57.6 million purchase price to the assets and liabilities acquired based on their estimated fair values, including an allocation of negative goodwill of $2.4 million as of December 24, 2003:

As of
December 24, 2003

(In thousands)
Current assets	$38,824
Property and equipment	22,037
Intangible assets	15,046

Total assets acquired	75,907

Current liabilities	18,292

Total liabilities assumed	18,292

Net assets acquired	$57,615

      The intangible assets include $10.3 million assigned to favorable leases which is being amortized over the related lease terms and includes $4.4 million for the value of the tradename “Bob’s Stores” which is being amortized over 10 years.

      The results of Bob’s Stores have been included in our consolidated financial statements from the date of acquisition. Pro forma results of operations assuming the acquisition of Bob’s Stores occurred as of the beginning of fiscal 2004 have not been presented, as the inclusion of the results of operations for the acquired business would not have produced a material impact on the reported sales, net income or earnings per share of the Company.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.     Long-Term Debt and Credit Lines

      The table below presents long-term debt, exclusive of current installments, as of January 31, 2004 and January 25, 2003. All amounts are net of unamortized debt discounts. Capital lease obligations are separately presented in Note E.

	January 31,	January 25,
	2004	2003

	(In thousands)
General corporate debt:
Medium term notes, interest at 7.97% on $5,000 maturing September 20, 2004	$—	$5,000
7% unsecured notes, maturing June 15, 2005 (effective interest rate of 7.02% after reduction of the unamortized debt discount of $19 and $33 in fiscal 2004 and 2003, respectively)	99,981	99,967
7.45% unsecured notes, maturing December 15, 2009 (effective interest rate of 7.50% after reduction of unamortized debt discount of $375 and $439 in fiscal 2004 and 2003, respectively)	199,625	199,561
Market value adjustment to debt hedged with interest rate swap	(3,100)	—

Total general corporate debt	296,506	304,528

Subordinated debt:
Zero coupon convertible subordinated notes due February 13, 2021, after reduction of unamortized debt discount of $149,213 and $157,252 in fiscal 2004 and 2003, respectively	368,287	360,248

Total subordinated debt	368,287	360,248

Long-term debt, exclusive of current installments	$664,793	$664,776

      The aggregate maturities of long-term debt, exclusive of current installments at January 31, 2004 are as follows:

Long-Term
Debt

(In thousands)
Fiscal Year
2006	$99,981
2007	—
2008	368,287
2009	—
Later years	199,625
Deferred (loss) on settlement of interest rate swap and fair value adjustments on hedged debt	(3,100)

Aggregate maturities of long-term debt, exclusive of current installments	$664,793

      The above maturity table assumes that all holders of the zero coupon convertible subordinated notes exercise their put options in fiscal 2008. The note holders also have put options available to them in fiscal 2014. Any of the notes on which put options are not exercised, redeemed or converted will mature in fiscal 2022.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In February 2001, TJX issued $517.5 million zero coupon convertible subordinated notes due in February 2021 and raised gross proceeds of $347.6 million. The issue price of the notes represents a yield to maturity of 2% per year. Due to provisions of the first put option on February 13, 2002, we amortized the debt discount assuming a 1.5% yield for fiscal 2002. The notes are subordinated to all existing and future senior indebtedness of TJX. The notes are convertible into 16.9 million shares of common stock of TJX if the sale price of our common stock reaches specified thresholds, if the credit rating of the notes is below investment grade, if the notes are called for redemption or if certain specified corporate transactions occur. The holders of the notes have the right to require us to purchase the notes for $391.7 million and $441.3 million on February 13, 2007 and 2013, respectively. The repurchase amounts represent original purchase price plus accrued original issue discount. We may pay the purchase price in cash, TJX stock or a combination of the two. If the holders exercise their put options, we expect to fund the payment with cash, financing from our short-term credit facility, new long-term borrowings or a combination thereof. At the put date on February 13, 2004, three of the notes were put to TJX. In addition, if a change in control of TJX occurs on or before February 13, 2007, each holder may require TJX to purchase for cash all or a portion of such holder’s notes. We may redeem for cash all, or a portion of, the notes at any time on or after February 13, 2007 for the original purchase price plus accrued original issue discount. We used the proceeds of this issuance for our accelerated store roll-out program, investment in our distribution center network, our common stock repurchase program and general corporate purposes.

      In December 1999, TJX issued $200 million of 7.45% ten-year notes. The proceeds were used for general corporate purposes, including our ongoing stock repurchase program.

      The fair value of our general corporate debt, including current installments, is estimated by obtaining market value quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of our zero coupon convertible subordinated notes is estimated by obtaining market quotes. The fair value of general corporate debt, including current installments, at January 31, 2004 is $345.6 million versus a carrying value of $301.5 million. The fair value of the zero coupon convertible subordinated notes is $443.4 million versus a carrying value of $368.3 million. These estimates do not necessarily reflect certain provisions or restrictions in the various debt agreements which might affect our ability to settle these obligations.

      During fiscal 2003, we entered into a $370 million five-year revolving credit facility and in fiscal 2004 we renewed our 364-day revolving credit facility for $330 million. Effective March 19, 2004, the 364-day agreement was renewed, with substantially all of the terms and conditions of the original facility remaining unchanged. Our ability to borrow under the agreements is not limited by our debt rating level. The credit facilities do not require any compensating balances however, TJX must maintain certain leverage and fixed charge coverage ratios. Based on our current financial condition, we believe that the possibility of non-compliance with these covenants is remote. The revolving credit facilities are used as backup to our commercial paper program. As of January 31, 2004, all $700 million of the revolving credit facilities were available for use. Interest is payable on borrowings at rates equal to or less than prime. The maximum amount of our U.S. short-term borrowings was $27 million in fiscal 2004 and $39 million in fiscal 2002. There were no short-term borrowings during fiscal 2003. The weighted average interest rate on our U.S. short-term borrowings was 1.09% in fiscal 2004 and 5.32% in fiscal 2002.

      As of January 31, 2004, TJX had credit lines totaling C$20 million to meet certain operating needs of its Canadian subsidiary. The maximum amount outstanding under our Canadian credit lines was C$5.6 million in fiscal 2004, C$19.2 million in fiscal 2003 and C$22.6 million in fiscal 2002.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.     Financial Instruments

      TJX enters into financial instruments to manage our cost of borrowing and to manage our exposure to changes in foreign currency exchange rates.

      Interest Rate Contracts: In December 1999, prior to the issuance of the $200 million ten-year notes, TJX entered into a rate-lock agreement to hedge the underlying treasury rate of notes. The cost of this agreement has been deferred and is being amortized to interest expense over the term of the notes and results in an effective fixed rate of 7.60% on this debt. During fiscal 2004 TJX entered interest rate swaps on $100 million of the $200 million ten-year notes effectively converting the interest on that portion of the unsecured notes from fixed to a floating rate of interest indexed to the six-month LIBOR rate. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these swaps, TJX pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair value hedges of the underlying debt. The fair value of the contracts, excluding the net interest accrual, amounted to a liability of $3.1 million as of January 31, 2004. The valuation of the swaps results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $3.1 million. As of January 31, 2004, the average effective interest rate, on the $100 million of the 7.45% unsecured notes to which the swaps apply, was approximately 5.30%.

      Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain an economic hedge on firm U.S. dollar and Euro merchandise purchase commitments made by its foreign subsidiaries, T. K. Maxx (United Kingdom) and Winners (Canada). These commitments are typically six months or less in duration. The contracts outstanding at January 31, 2004 cover certain commitments for the first quarter of fiscal 2005. TJX elected not to apply hedge accounting rules to these contracts. The change in the fair value of these contracts resulted in income of $1.1 million in fiscal 2004, expense of $2.6 million in fiscal 2003 and income of $855,000 in fiscal 2002.

      TJX enters into forward foreign currency exchange contracts to obtain an economic hedge on certain foreign intercompany payables, primarily license fees, for which we elected not to apply hedge accounting rules. Such contracts outstanding at January 31, 2004, cover intercompany payables for the first quarter of fiscal 2005. The change in fair value of these contracts resulted in expense of $1 million in both fiscal 2004 and fiscal 2003 and income of $167,000 in fiscal 2002.

      TJX also enters into foreign currency forward and swap contracts in both Canadian dollars and British pound sterling and accounts for them as either a hedge of the net investment in and between our foreign subsidiaries or a cash flow hedge of long-term intercompany debt. We apply hedge accounting to these hedge contracts of our investment in foreign operations, and changes in fair value of these contracts, as well as gains and losses upon settlement, are recorded in other comprehensive income, offsetting changes in the cumulative foreign translation adjustments of our foreign divisions. Amounts included in other comprehensive income relating to cash flow hedges will be reclassified to earnings when the currency exposure on the underlying intercompany debt impacts earnings. The change in fair value of the contracts designated as a hedge of our investment in foreign operations resulted in a loss of $24.7 million, net of income taxes, in fiscal 2004, a loss of $23.2 million in fiscal 2003, and a gain of $8.2 million in fiscal 2002. The change in the cumulative foreign currency translation adjustment resulted in a gain of $14.3 million, net of income taxes, in fiscal 2004, a gain of $23.0 million in fiscal 2003, and a loss of $8.2 million in fiscal 2002.

      TJX also enters into derivative contracts, designated as fair value hedges, to hedge short-term intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in the statements of income and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses of the underlying item in the statements of income. The net impact of hedging activity related to these intercompany payables resulted in losses of $1.6 million, $954,000 and $429,000 in fiscal 2004, 2003 and 2002.

      Effective January 31, 2004 the value of foreign currency exchange contracts relating to inventory commitments is reported in current earnings as a component of cost of sales, including buying and occupancy costs. The income statement impact of all other foreign currency contracts is reported as a component of selling, general and administrative expenses.

      Following is a summary of TJX’s derivative financial instruments and related fair values, outstanding at January 31, 2004:

			Blended	Fair Value
			Contract	Asset
	Pay	Receive	Rate	(Liability)

	(In thousands)
Interest rate swaps:
Interest rate swap fixed to floating on notional of $50,000	LIBOR+4.17%	7.45%	N/A	U.S.$	(2,426)
Interest rate swap fixed to floating on notional of $50,000	LIBOR+3.42%	7.45%	N/A	U.S.$	(429)
Foreign currency swaps and forwards relating to:
Intercompany balances, primarily short-term debt and related interest	C$30,175	U.S.$21,387	0.7088	U.S.$	(1,371)
	£13,000	U.S.$22,863	1.7587	U.S.$	(454)
	£19,500	C$44,785	2.2967	U.S.$	(1,555)
Net investment in and long-term loans to foreign operations	C$153,846	U.S.$118,581	0.7708	U.S.$	3,115
	£108,500	C$266,539	2.4566	U.S.$	8,176
	C$355,000	U.S.$225,540	0.6353	U.S.$	(55,422)
Merchandise purchase commitments and intercompany balances, primarily license fees	C$58,573	U.S.$43,577	0.7440	U.S.$	(570)
	£11,779	U.S.$19,982	1.6964	U.S.$	(1,437)
	£12,582	€17,940	1.4258	U.S.$	(507)

				U.S.$	(52,880)

      The fair value of the derivatives is classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Following are the balance sheet classifications of the fair value of our derivatives:

	January 31,	January 25,
	2004	2003

	(In thousands)
Current assets	$6,096	$197
Non-current assets	9,103	415
Current liabilities	(8,088)	(3,871)
Non-current liabilities	(59,991)	(7,453)

Net fair value asset (liability)	$(52,880)	$(10,712)

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      TJX’s forward foreign currency exchange and swap contracts require us to make payments of certain foreign currencies for receipt of U.S. dollars, Canadian dollars or Euros. All of these contracts except the contracts relating to our investment in our foreign operations mature during fiscal 2005. The British pound sterling investment hedges have maturities from fiscal 2005 to fiscal 2009, the Canadian dollar investment hedges have maturities from fiscal 2005 to fiscal 2010.

      The counterparties to the forward exchange contracts and swap agreements are major international financial institutions and the contracts contain rights of offset, which minimize our exposure to credit loss in the event of nonperformance by one of the counterparties. We do not require counterparties to maintain collateral for these contracts. We periodically monitor our position and the credit ratings of the counterparties and do not anticipate losses resulting from the nonperformance of these institutions.

E.     Commitments

      TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of our leases are store operating leases with a ten-year initial term and options to extend for one or more five-year periods. Certain Marshalls leases, acquired in fiscal 1996, had remaining terms ranging up to twenty- five years. Leases for T.K. Maxx are generally for fifteen to twenty-five years with ten-year kick-out options. Many of the leases contain escalation clauses and early termination penalties. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales.

      Following is a schedule of future minimum lease payments for continuing operations as of January 31, 2004:

	Capital	Operating
	Lease	Leases

	(In thousands)
Fiscal Year
2005	$3,726	$639,669
2006	3,726	601,325
2007	3,726	554,795
2008	3,726	501,292
2009	3,726	465,331
Later years	26,670	1,551,813

Total future minimum lease payments	45,300	$4,314,225

Less amount representing interest	16,312

Net present value of minimum capital lease payments	$28,988

      The capital lease commitment relates to a 283,000-square-foot addition to TJX’s home office facility. Rental payments commenced June 1, 2001, and we recognized a capital lease asset and related obligation equal to the present value of the lease payments of $32.6 million.

      Rental expense under operating leases for continuing operations amounted to $597.8 million, $524.7 million and $446.6 million for fiscal 2004, 2003 and 2002, respectively. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $8.6 million, $8.2 million and $6.8 million in fiscal 2004, 2003 and 2002, respectively; and sublease income was $3.0 million, $3.2 million and $3.7 million in fiscal 2004, 2003 and 2002, respectively. The total net present value of TJX’s minimum operating lease obligations approximates $3,350.8 million as of January 31, 2004, including a current portion of $440.2 million.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      TJX had outstanding letters of credit totaling $54.7 million as of January 31, 2004 and $44.6 million as of January 25, 2003. Letters of credit are issued by TJX primarily for the purchase of inventory.

F.     Stock Compensation Plans

      In the following note, all references to historical awards, outstanding awards and availability of shares for future grants under TJX’s Stock Incentive Plan and related prices per share have been restated, for comparability purposes, to reflect the two-for-one stock split distributed in May 2002.

      TJX has a stock incentive plan under which options and other stock awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders and all stock compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, provides for the issuance of up to 109.3 million shares with 9.2 million shares available for future grants as of January 31, 2004. In June 2001, shareholders approved an amendment to the Stock Incentive Plan to permit grants to directors and the Board terminated the former Directors’ Stock Option Plan.

      Under the Stock Incentive Plan, TJX has granted options for the purchase of common stock, generally within ten years from the grant date at option prices of 100% of market price on the grant date. Most options outstanding vest over a three-year period starting one year after the grant, and are exercisable in their entirety three years after the grant date. Outstanding options granted to directors become fully exercisable one year after the date of grant.

      A summary of the status of TJX’s stock options and related Weighted Average Exercise Prices (“WAEP”) is presented below (shares in thousands):

			Fiscal Year Ended
	January 31, 2004		January 25, 2003		January 26, 2002

	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding at beginning of year	37,196	$15.28	29,624	$13.10	28,073	$9.84
Granted	12,453	20.20	11,395	19.85	10,743	17.48
Exercised	(4,914)	12.00	(2,970)	10.94	(8,432)	7.97
Forfeitures	(1,196)	18.64	(853)	15.85	(760)	12.27

Outstanding at end of year	43,539	16.97	37,196	15.28	29,624	13.10

Options exercisable at end of year	21,138	$14.07	16,265	$12.12	11,594	$10.20

      TJX realizes an income tax benefit from restricted stock vesting and the exercise of stock options, which results in a decrease in current income taxes payable and an increase in additional paid-in capital. Such benefits amounted to $13.6 million, $11.8 million and $30.6 million for fiscal 2004, 2003 and 2002, respectively.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding as of January 31, 2004 (shares in thousands):

		Options Outstanding		Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Contract Life	Price	Shares	Price

$ 1.6094 - $ 3.1563	330	1.2 years	$2.07	330	$2.07
$ 3.1564 - $ 5.3438	1,353	3.0 years	5.09	1,353	5.09
$ 5.3439 - $ 7.2344	548	3.6 years	7.21	548	7.21
$ 7.2345 - $10.8750	6,012	6.1 years	10.49	6,012	10.49
$10.8751 - $15.2500	3,745	5.6 years	14.61	3,745	14.61
$15.2501 - $23.4600	31,551	8.7 years	19.32	9,150	18.37

Total	43,539	7.8 years	$16.97	21,138	$14.07

      We modified option grants of our associates lost in the tragedy of September 11, 2001. Unvested awards were vested, and the families were allowed to realize the full economic benefit of the original grants and we provided other benefits to the families. During fiscal 2002, we recorded additional compensation expense related to these option modifications and benefits. We do not typically modify awards after the date of grant.

      TJX has also issued restricted stock and performance-based stock awards under the Stock Incentive Plan. Restricted stock awards are issued at no cost to the recipient of the award, and have restrictions that generally lapse over three to four years from date of grant. Performance-based shares have restrictions that generally lapse over one to four years when and if specified criteria are met. The market value in excess of cost is charged to income ratably over the period during which these awards vest. Such pre-tax charges amounted to $10.2 million, $3.2 million and $2.7 million in fiscal 2004, 2003 and 2002, respectively. The market value of the awards is determined at date of grant for restricted stock awards, and at the date shares are earned for performance-based awards.

      A combined total of 600,000 shares, 325,000 shares and 450,000 shares for restricted and performance-based awards were issued in fiscal 2004, 2003 and 2002, respectively. No shares were forfeited during fiscal 2004, 2003 or 2002. The weighted average market value per share of these stock awards at grant date was $19.16, $19.85 and $15.00 for fiscal 2004, 2003 and 2002, respectively.

      TJX maintained a separate deferred stock compensation plan for its outside directors under which deferred share awards valued at $10,000 each were issued annually to outside directors. During fiscal 2003, the Board merged this deferred stock compensation plan into the Stock Incentive Plan, and all deferred shares earned will be issued pursuant to the Stock Incentive Plan. Beginning in June 2003, the annual deferred share award granted to each outside director is valued at $30,000. As of the end of fiscal 2004, a total of 58,717 deferred shares had been granted under the plan. Actual shares will be issued at termination of service or a change of control. Prior to merging the deferred stock award plan into the Stock Incentive Plan, TJX planned to issue actual shares from shares held in treasury. Currently we have 250,276 shares held in treasury.

G.     Capital Stock and Earnings Per Share

      Capital Stock: TJX distributed a two-for-one stock split, effected in the form of a 100% stock dividend, on May 8, 2002 to shareholders of record on April 25, 2002, which resulted in the issuance of 269.4 million shares of common stock and a corresponding decrease of $269.4 million in retained earnings. All historical earnings per share amounts and reference to common stock activity in the notes have been restated to reflect the two-for-one stock split.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2003, we completed a $1 billion stock repurchase program begun in fiscal 2001 and initiated another multi-year $1 billion stock repurchase program. We had cash expenditures under all of our repurchase programs of $520.7 million, $481.7 million and $424.2 million in fiscal 2004, 2003 and 2002, respectively, funded primarily by cash generated from operations. The total common shares repurchased amounted to 26.8 million shares in fiscal 2004, 25.9 million shares in fiscal 2003 and 26.3 million shares in fiscal 2002. As of January 31, 2004, we had repurchased 43.0 million shares of our common stock at a cost of $818.6 million under the current $1 billion stock repurchase program. All shares repurchased have been retired except 75,000 and 87,638 shares purchased in fiscal 2004 and 2003, respectively, which are held in treasury.

      TJX has authorization to issue up to 5 million shares of preferred stock, par value $1. There was no preferred stock issued or outstanding at January 31, 2004.

      Earnings Per Share: The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

	Fiscal Year Ended

	January 31,	January 25,	January 26,
	2004	2003	2002

	(Amounts in thousands except per share amounts)
	(53 weeks)
Basic earnings per share:
Income from continuing operations	$658,365	$578,388	$540,397

Weighted average common stock outstanding for basic earnings per share calculation	508,359	532,241	550,647
Basic earnings per share	$1.30	$1.09	$.98

Diluted earnings per share:
Income from continuing operations	$658,365	$578,388	$540,397

Weighted average common stock outstanding for basic earnings per share calculation	508,359	532,241	550,647
Assumed exercise of stock options and awards	4,515	5,499	5,621

Weighted average common shares for diluted earnings per share calculation	512,874	537,740	556,268

Diluted earnings per share	$1.28	$1.08	$.97

      The weighted average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options, the exercise price of which is in excess of the related fiscal year’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. These options amounted to 22.7 million as of January 31, 2004, 11.2 million as of January 25, 2003 and 10.6 million as of January 26, 2002. The 16.9 million shares issuable upon conversion of the zero coupon convertible debt were also excluded from the diluted earnings per share calculation because criteria for conversion had not been met during the fiscal years presented.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.     Income Taxes

      The provision for income taxes includes the following:

	Fiscal Year Ended

	January 31,	January 25,	January 26,
	2004	2003	2002

	(In thousands)
	(53 weeks)
Current:
Federal	$244,538	$218,857	$236,070
State	55,471	47,894	44,228
Foreign	25,190	20,758	18,119
Deferred:
Federal	70,496	57,125	28,133
State	4,990	5,558	4,071
Foreign	9,276	9,144	3,026

Provision for income taxes	$409,961	$359,336	$333,647

      In addition to the above provision, in fiscal 2002 TJX also recorded deferred income tax benefits of $26.5 million as a component of a $40 million after-tax charge relating to discontinued operations.

      TJX had net deferred tax (liabilities) as follows:

	January 31,	January 25,
	2004	2003

	(In thousands)
Deferred tax assets:
Foreign net operating loss carryforward	$9,074	$13,108
Reserve for discontinued operations	6,735	21,617
Reserve for closed store and restructuring costs	3,374	4,712
Pension, postretirement and employee benefits	43,108	31,001
Leases	24,228	22,591
Other	35,985	37,307
Foreign tax credits	5,564	—

Total deferred tax assets	128,068	130,336

Deferred tax liabilities:
Property, plant and equipment	116,772	62,189
Safe harbor leases	11,862	12,683
Tradename	42,873	42,873
Undistributed foreign earnings	38,100	12,809
Other	33,299	32,790

Total deferred tax liabilities	242,906	163,344

Net deferred tax (liability)	$(114,838)	$(33,008)

      The fiscal 2004 total net deferred tax liability is presented on the balance sheet as a current asset of $9.0 million and a non-current liability of $123.8 million. For fiscal 2003, the net deferred tax liability is presented on the balance sheet as a current asset of $9.0 million and a non-current liability of $42.0 million.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from continuing operations before provision for income taxes, attributable to our foreign operations, amounted to $121.6 million in fiscal 2004, $89.9 million in fiscal 2003 and $44.5 million in fiscal 2002. TJX has provided for deferred U.S. taxes on all undistributed Canadian earnings. All earnings of TJX’s other foreign subsidiaries are indefinitely reinvested and no deferred taxes have been provided for on those earnings.

      TJX has a United Kingdom operating loss carryforward of approximately $30.2 million that may be applied against future taxable income in the U.K., all of which has been recognized for financial reporting purposes. The U.K. net operating loss does not expire under current tax law. In fiscal 2003 TJX utilized a Puerto Rico net operating loss carry-forward of approximately $1 million which was acquired in the Marshalls acquisition. No Puerto Rico net operating loss carryforward exists as of January 31, 2004.

      TJX’s worldwide effective income tax rate was 38.4% for fiscal 2004, 38.3% for fiscal 2003, and 38.2% for fiscal 2002. The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended

	January 31,	January 25,	January 26,
	2004	2003	2002

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	4.2	4.1	3.8
Impact of foreign operations	(.6)	(.3)	(.4)
All other	(.2)	(.5)	(.2)

Worldwide effective income tax rate	38.4%	38.3%	38.2%

      The additional benefit reflected in “all other” in fiscal 2003 is due to the favorable effect of the tax benefit for payment of executive retirement benefits in exchange for the termination of split-dollar arrangements described in Note I.

I.	Pension Plans and Other Retirement Benefits

      Pension: TJX has a funded defined benefit retirement plan covering the majority of its full-time U.S. employees. Employees who have attained twenty-one years of age and have completed one year of service are covered under the plan. No employee contributions are required and benefits are based on compensation earned in each year of service. We also have an unfunded supplemental retirement plan which covers key employees of the Company and provides additional retirement benefits based on average compensation. Our funded defined benefit retirement plan assets are invested primarily in stock and bonds of U.S. corporations, excluding TJX, as well as various investment funds.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Presented below is financial information relating to TJX’s funded defined benefit retirement plan (Funded Plan) and its unfunded supplemental pension plan (Unfunded Plan) for the fiscal years indicated. The valuation date for both plans is as of December 31 prior to the fiscal year end date:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended

	January 31,	January 25,	January 31,	January 25,
	2004	2003	2004	2003

	(In thousands)
	(53 weeks)		(53 weeks)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$230,897	$186,212	$38,706	$32,778
Service cost	22,288	17,224	1,146	1,153
Interest cost	15,088	13,053	2,673	2,345
Amendments	—	218	461	393
Actuarial losses	27,684	21,079	5,032	3,933
Benefits paid	(6,126)	(5,862)	(2,201)	(1,896)
Expenses paid	(1,073)	(1,027)	—	—

Projected benefit obligation at end of year	$288,758	$230,897	$45,817	$38,706

Accumulated benefit obligation at end of year	$268,398	$215,858	$30,510	$26,097

Change in plan assets:
Fair value of plan assets at beginning of year	$216,919	$180,561	$—	$—
Actual return on plan assets	46,951	(14,753)	—	—
Employer contribution	17,500	58,000	2,201	1,896
Benefits paid	(6,126)	(5,862)	(2,201)	(1,896)
Expenses paid	(1,073)	(1,027)	—	—

Fair value of plan assets at end of year	$274,171	$216,919	$—	$—

Reconciliation of funded status:
Projected benefit obligation at end of year	$288,758	$230,897	$45,817	$38,706
Fair value of plan assets at end of year	274,171	216,919	—	—

Funded status — excess obligations	14,587	13,978	45,817	38,706
Unrecognized transition obligation	—	—	149	223
Employer contributions after measurement date and on or before fiscal year end	—	—	151	167
Unrecognized prior service cost	294	351	1,433	231
Unrecognized actuarial losses	78,121	89,768	13,164	11,988

Net (asset) liability recognized	$(63,828)	$(76,141)	$30,920	$26,097

Amount recognized in the statements of financial position consists of:
Net (asset) accrued liability	$(63,828)	$(76,141)	$30,920	$24,944
Intangible asset	—	—	—	1,153

Net (asset) liability recognized	$(63,828)	$(76,141)	$30,920	$26,097

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended

	January 31,	January 25,	January 31,	January 25,
	2004	2003	2004	2003

	(53 weeks)		(53 weeks)
Weighted average assumptions for measurement purposes:
Discount rate	6.00%	6.50%	5.55%	5.85%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

      The net asset attributable to the funded plan is reflected on the balance sheets as a non-current asset of $32.3 million and a current asset of $31.5 million as of January 31, 2004 and a non-current asset of $49.4 million and a current asset of $26.7 million as of January 25, 2003. The net accrued liability attributable to TJX’s unfunded supplemental retirement plan is included in other long-term liabilities on the balance sheets.

      We made aggregate cash contributions of $19.7 million and $59.9 million for fiscal 2004 and 2003, respectively, to the non-contributory defined benefit retirement plan and to fund current benefit and expense payments under the unfunded supplemental retirement plan. Our funding policy is to fund any required contribution to the plan at the full funding limitation. Contributions in excess of any required contribution will be made so as to fully fund the accumulated benefit obligation to the extent such contribution is allowed for tax purposes. As a result of voluntary funding contributions made in fiscal 2004 and fiscal 2003, we do not anticipate any funding requirements for fiscal 2005. The following is a summary of our target allocation for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation for
		Fiscal Year Ended

	Target	January 31,	January 25,
	Allocation	2004	2003

Equity securities	60%	62%	40%
Fixed income	40%	32%	31%
All other — primarily cash	—	6%	29%

      We employ a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, funded plan status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as small and large capitalizations. Both actively managed and passively invested portfolios may be utilized for U.S. equity investments. Other assets such as real estate, private equity, and hedge funds are currently used or are under consideration for their diversification and return enhancing characteristics. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

      We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long term. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Proper consideration is also given to asset class diversification and rebalancing as well as to the expected returns likely to be earned over the life of

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the plan by each category of plan assets. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

      Following are the components of net periodic benefit cost for our pension plans:

	Funded Plan			Unfunded Plan
	Fiscal Year Ended			Fiscal Year Ended

	January 31,	January 25,	January 26,	January 31,	January 25,	January 26,
	2004	2003	2002	2004	2003	2002

	(Dollars in thousands)
	(53 weeks)			(53 weeks)
Service cost	$22,288	$17,224	$13,242	$1,146	$1,153	$903
Interest cost	15,088	13,053	11,349	2,673	2,345	1,865
Expected return on plan assets	(16,941)	(14,085)	(13,274)	—	—	—
Amortization of transition obligation	—	—	—	75	75	75
Amortization of prior service cost	58	58	30	360	245	197
Recognized actuarial losses	9,320	3,711	—	4,023	5,013	1,926

Net periodic pension cost	$29,813	$19,961	$11,347	$8,277	$8,831	$4,966

Weighted average assumptions for expense purposes:
Discount rate	6.50%	7.00%	7.50%	5.85%	6.35%	6.85%
Expected return on plan assets	8.00%	8.00%	9.00%	NA	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

      Net pension expense for fiscal 2004 and fiscal 2003 reflects an increase in service cost due to a reduction in the discount rate and an increase in the amortization of actuarial losses. Net periodic pension cost in all periods also reflects increased service cost attributable to the change in assumption regarding mortality effective at the beginning of fiscal 2002. The increase in cost due to the recognized actuarial losses is the result of accumulated losses due to a reduction in the discount rate, lower than expected asset performance and a change in the mortality assumption.

      The unrecognized gains and losses in excess of 10% of the projected benefit obligation are amortized over the average remaining service life of participants. In addition, for the unfunded plan, unrecognized actuarial gains and losses that exceed 30% of the projected benefit obligation are fully recognized in net periodic pension cost.

      During fiscal 2001 and 2000, the Company entered into separate arrangements with two executives whereby the Company agreed to fund life insurance policies on a so-called split-dollar basis in exchange for a waiver of all or a portion of the executives’ retirement benefits under TJX’s supplemental retirement plan. The arrangements were designed so that the after-tax cash expenditures by TJX on the policies, net of expected refunds of premiums paid, would be substantially equivalent, on a present value basis, to the after-tax cash expenditures that TJX would have incurred under its unfunded supplemental retirement plan. During fiscal 2003, it was decided to unwind the earlier transactions due to changes in the law. During fiscal 2003, TJX’s obligations under the split-dollar arrangements were canceled and TJX agreed to pay the individuals additional amounts such that the net after-tax cost to TJX, taking into account the unwind of those

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements, would be substantially equivalent on a present value basis to the after-tax cost of TJX’s original supplemental retirement plan obligations to the individuals. In addition, TJX made a supplemental payment to one of the individuals and agreed to indemnify the other individual up to a specified limit for possible taxes associated with the unwind transaction. Due to the differences in the income statement reporting and income tax treatment of these two different types of benefits, the income statement for fiscal 2003 includes a pre-tax charge of $2.1 million, offset by tax benefits of $3.8 million for an increase in net income of $1.7 million. The cumulative effect on net income through fiscal 2003 of the initial transactions in fiscal 2001 and 2000, and of the related transactions in fiscal 2003, is substantially the same as the after-tax cost of the retirement benefit earned under the supplemental retirement plan. The Company has a contingent obligation of $1.2 million in connection with an indemnification clause relating to one executive’s potential tax liability.

      TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees. As of December 31, 2003 and 2002, assets under the plan totaled $421.8 million and $327.8 million respectively, and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay. TJX matches employee contributions, up to 5% of eligible pay, at rates ranging from 25% to 50% based upon the Company’s performance. TJX contributed $7.3 million in fiscal 2004, $7.1 million in 2003 and $6.2 million in 2002 to the 401(k) plan. Employees cannot invest their contributions in the TJX stock fund option in the 401(k) plan, and may elect to invest up to only 50% of the Company’s contribution in the TJX stock fund; the TJX stock fund has no other trading restrictions. The TJX stock fund represents 4.5%, 5.1% and 4.8% of plan investments at December 31, 2003, 2002 and 2001, respectively.

      During fiscal 1999, TJX established a nonqualified savings plan for certain U.S. employees. TJX matches employee contributions at various rates which amounted to $226,000 in fiscal 2004, $218,000 in fiscal 2003, and $193,000 in fiscal 2002. TJX transfers employee withholdings and the related company match to a separate trust designated to fund the future obligations. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

      In addition to the plans described above, we also maintain retirement/deferred savings plans for all eligible associates at our foreign subsidiaries. We contributed for these plans $2.3 million, $1.9 million and $1.1 million in fiscal 2004, 2003 and 2002, respectively.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Postretirement Medical: TJX has an unfunded postretirement medical plan that provides limited postretirement medical and life insurance benefits to employees who participate in our retirement plan and who retire at age 55 or older with ten or more years of service. The valuation date for the plan is as of December 31 prior to the fiscal year end date. Presented below is certain financial information relating to the unfunded postretirement medical plan for the fiscal years indicated:

	Postretirement Medical
	Fiscal Year Ended

	January 31,	January 25,
	2004	2003

	(Dollars in thousands)
	(53 weeks)
Change in benefit obligation:
Benefit obligation at beginning of year	$36,061	$28,889
Service cost	3,259	2,477
Interest cost	2,171	2,022
Participants’ contributions	58	65
Actuarial (gain) loss	(56)	3,969
Benefits paid	(1,458)	(1,361)

Benefit obligation at end of year	$40,035	$36,061

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,400	1,296
Participants’ contributions	58	65
Benefits paid	(1,458)	(1,361)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Benefit obligation at end of year	$40,035	$36,061
Fair value of plan assets at end of year	—	—

Funded status — excess obligations	40,035	36,061
Unrecognized prior service cost	(49)	282
Employer contributions after measurement date and on or before fiscal year end	121	130
Unrecognized actuarial losses	5,748	5,872

Net amount recognized	$34,215	$29,777

Weighted average assumptions for measurement purposes:
Discount rate	6.00%	6.50%
Rate of compensation increase	4.00%	4.00%

      For purposes of measuring TJX’s obligations under the postretirement medical plan, a gross annual rate of increase in the per capita cost of covered health care benefits of 6% was assumed in 2004 and is reduced to 5% in 2005 and thereafter. However, due to the plans’ $3,000 per capita annual limit on medical benefits the effect of the changes in trend is limited. An increase in the assumed health care cost trend rate of one percentage point for all future years would increase the postretirement benefit obligation at January 31, 2004 by approximately $1.5 million and the total of the service cost and interest cost components of net periodic postretirement cost for fiscal 2004 by approximately $100,000. Similarly, decreasing the trend

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate by one percentage point for all future years would decrease the postretirement benefit obligation at January 31, 2004 by approximately $1.4 million as well as the total of the service cost and interest cost components of net periodic postretirement cost for fiscal 2004 by approximately $100,000.

      Following are components of net periodic benefit cost related to our Postretirement Medical plan:

	Postretirement Medical
	Fiscal Year Ended

	January 31,	January 25,	January 26,
	2004	2003	2002

	(Dollars in thousands)
	(53 weeks)
Service cost	$3,259	$2,477	$1,911
Interest cost	2,171	2,022	1,816
Amortization of prior service cost	332	332	332
Recognized actuarial losses	68	—	—

Net periodic benefit cost	$5,830	$4,831	$4,059

Weighted average assumptions for expense purposes:
Discount rate	6.50%	7.00%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%

      As of January 25, 2003, in addition to TJX’s postretirement plan described above, we had a retirement prescription drug benefit that was included in several collective bargaining agreements. The prescription drug benefit obligation as of January 25, 2003, amounted to $8.1 million with a periodic benefit cost of $1.5 million for fiscal 2003. In fiscal 2004 the collective bargaining agreements were amended which eliminated this obligation.

J.     Accrued Expenses and Other Liabilities, Current and Long-Term

      The major components of accrued expenses and other current liabilities are as follows:

	January 31,	January 25,
	2004	2003

	(In thousands)
Employee compensation and benefits, current	$181,740	$169,497
Rent, utilities, and occupancy, including real estate taxes	95,209	85,141
Merchandise credits and gift certificates	93,834	85,663
Sales tax collections and V.A.T. taxes	87,646	83,263
All other current liabilities	265,249	252,200

Accrued expenses and other current liabilities	$723,678	$675,764

      All other current liabilities include accruals for income taxes payable, insurance, property additions, dividends, freight, advertising, and other items, each of which are individually less than 5% of current liabilities.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The major components of other long-term liabilities are as follows:

	January 31,	January 25,
	2004	2003

	(In thousands)
Employee compensation and benefits, long-term	$105,993	$84,844
Reserve for store closing and restructuring	6,592	9,794
Reserve related to discontinued operations	17,518	55,361
Rental step-up	77,842	69,976
Fair value of derivatives	59,991	7,453
Long-term liabilities — other	69,785	58,436

Other long-term liabilities	$337,721	$285,864

      Activity related to the reserves for store closing and restructuring and discontinued operations are detailed in Notes K and L respectively.

K. Reserve for Store Closing and Restructuring

      TJX’s store closing and restructuring reserve relates primarily to a restructuring plan in connection with our acquisition of Marshalls in November 1995. This reserve, which was subsequently adjusted, included the cost of closing 32 T.J. Maxx stores and the cost of closing 70 Marshalls stores and other Marshalls facilities. The T.J. Maxx closing costs were charged to operations while the costs associated with Marshalls were a component of the allocation of the purchase price. This reserve also includes activity relating to the closing of three T.K. Maxx stores in the Netherlands, as well as several HomeGoods stores.

      Following is a summary of activity in the store closing and restructuring reserve:

	Fiscal Year Ended

	January 31,	January 25,	January 26,
	2004	2003	2002

	(In thousands)
Balance at beginning of year	$9,794	$12,131	$16,792
Additions to the reserve	—	—	—
Reserve adjustments:
Adjust Marshalls restructuring reserve	—	20	—
Adjust T.J. Maxx store closing reserve	(648)	—	—
Adjust T.K. Maxx store closing reserve	—	100	(514)
Charges against the reserve:
Lease related obligations	(2,491)	(2,150)	(3,941)
All other charges	(63)	(307)	(206)

Balance at end of year	$6,592	$9,794	$12,131

      The remaining balance in the store closing and restructuring reserve as of January 31, 2004 of $6.6 million is primarily for the estimated cost of the future lease obligations of the closed stores. The estimates and assumptions used in developing the remaining reserve requirements are subject to change, however, we believe the reserve is adequate for these obligations. The use of the reserve will reduce operating cash flows in varying amounts over the next ten to fifteen years as the related leases reach their expiration dates or are settled. We believe future spending will not have a material impact on our future annual cash flows or financial condition.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.     Discontinued Operations Reserve and Related Contingent Liabilities

      We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases of the former House2Home and Zayre Stores, for which TJX is an original lessee or guarantor. These discontinued operations are being liquidated in bankruptcy by third parties. The reserve activity in prior years also reflects leases of Hit or Miss, another discontinued operation that liquidated in the bankruptcy of a third party. The reserve was established at various times subsequent to TJX’s disposition of these businesses, when the companies then owning them suffered significant financial distress.

      When discontinued operations were sold to third parties, TJX generally remained secondarily liable with respect to lease obligations if the purchaser fails to perform, unless there are circumstances that terminate or reduce TJX’s potential liability. The reserve reflects TJX’s estimation of its cost for claims that have been, or are likely to be, made against TJX based on potential secondary liability after mitigation of the number and cost of lease obligations. Mitigating factors include assignments to third parties, lease terminations, expirations, subleases, buyouts, modifications and other actions, legal defenses and use by TJX for its store opening program.

      At January 31, 2004, substantially all of the House2Home, Zayres Stores and Hit or Miss leases that were rejected in the bankruptcy and for which the landlords asserted liability against TJX had been resolved as a result of negotiated buyouts, assignments to third parties, leasing for TJX’s own use or for sublease and lease expirations. It is possible that there will be future costs for leases from these discontinued operations that were not terminated or expired, but TJX does not expect any such costs to be material.

      The balance in the reserve and the activity for the last three fiscal years is presented below. The addition to the reserve in fiscal 2002 relates to House2Home. The charges against the reserve during fiscal 2004 relate primarily to House2Home and Zayre Stores lease obligations; during fiscal 2003, the charges relate primarily to House2Home lease obligations; and during fiscal 2002, the charges relate primarily to former Zayre Stores and Hit or Miss locations.

	Fiscal Year Ended

	January 31,	January 25,	January 26,
	2004	2003	2002

	(In thousands)
Balance at beginning of year	$55,361	$87,284	$25,512
Additions to the reserve	—	—	66,528
Charges against the reserve:
Lease related obligations	(37,208)	(32,189)	(4,090)
All other	(635)	266	(666)

Balance at end of year	$17,518	$55,361	$87,284

      We do not expect to incur any material costs related to our discontinued operations in excess of our reserve. In addition, we expect to receive a creditor recovery in the House2Home bankruptcy, although the amount has not yet been determined.

      We may also be contingently liable on up to 20 leases of BJ’s Wholesale Club for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

M.     Guarantees and Contingent Obligations

      We have contingent obligations on any property we have leased or guaranteed and assigned to third parties without being released by the landlords. Over many years, we have assigned numerous leases that we

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

originally leased or guaranteed to a significant number of third parties. With the exception of leases of our discontinued operations discussed in Note L, we have rarely had a claim with respect to assigned or guaranteed leases, and accordingly, we do not expect that such leases will have a material adverse effect on our financial condition, results of operations or cash flows. We do not generally have sufficient information about these leases to estimate our potential contingent obligations under them.

      We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations, not reflected in our reserves, of leases of closed stores of continuing operations discussed in Note K, BJ’s Wholesale Club leases discussed in Note L, and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, is approximately $140 million as of January 31, 2004. We believe that most or all of these contingent obligations will not revert to TJX and, to the extent they do, will be resolved for substantially less due to mitigating factors.

      We are a party to various agreements under which we may be obligated to indemnify the other party with respect to breach of warranty or losses related to such matters as title to assets sold, specified environmental matters or certain income taxes. These obligations are typically limited in time and amount. There are no amounts reflected in our balance sheets with respect to these contingent obligations.

N.     Supplemental Cash Flows Information

      The cash flows required to satisfy contingent obligations of the discontinued operations as discussed in Note L, are classified as a reduction in cash provided by continuing operations. There are no remaining operating activities relating to these operations.

      TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended

	January 31,	January 25,	January 26,
	2004	2003	2002

	(In thousands)
	(53 Weeks)
Cash paid for:
Interest on debt	$25,313	$26,943	$28,973
Income taxes	260,818	233,033	267,078
Change in accrued expenses due to:
Stock repurchase	$(5,477)	$15,871	$—
Dividends payable	1,856	3,396	1,005
Non-cash investing and financing activities:
Capital lease property addition and related obligation	$—	$—	$32,572

      Investing activities include advances we have made under a $35 million construction loan agreement in connection with the expansion of our leased home office facility. Upon completion of the project in May 2001, the advances were converted into a term loan bearing interest of 7.25% per year, maturing December 31, 2015. The long-term portion of the loan amounting to $33.2 million and $33.8 million as of January 31, 2004 and January 25, 2003, respectively, is included in other assets on the balance sheets.

O.     Segment Information

      The T.J. Maxx and Marshalls store chains are managed on a combined basis and are reported as the Marmaxx segment. The Winners and HomeSense chains are also managed on a combined basis and operate

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exclusively in Canada. T.K. Maxx operates in the United Kingdom and the Republic of Ireland. Winners and T.K. Maxx accounted for 16% of TJX’s net sales for fiscal 2004, 14% of segment profit and 17% of all consolidated assets. All of our other store chains operate in the United States with the exception of 14 stores operated in Puerto Rico by Marshalls which include 5 HomeGoods locations in a “Marshalls Mega Store” format. All of our stores, with the exception of HomeGoods, HomeSense and Bob’s Stores sell apparel for the entire family with a limited offering of giftware and home fashions. The HomeGoods and HomeSense stores offer home fashions and home furnishings. Bob’s Stores is a value-oriented retailer of branded family apparel.

      We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense, goodwill amortization (prior to fiscal 2003) and interest. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

      Presented below is selected financial information related to our business segments:

	Fiscal Year Ended

	January 31,	January 25,	January 26,
	2004	2003	2002

	(In thousands)
	(53 weeks)
Net sales:
Marmaxx	$9,937,206	$9,485,582	$8,863,053
Winners and HomeSense	1,076,333	793,202	660,877
T.K. Maxx	992,187	720,141	520,529
HomeGoods	876,536	705,072	507,211
A.J. Wright	421,604	277,210	157,328
Bob’s Stores(1)	24,072	—	—

	$13,327,938	$11,981,207	$10,708,998

Segment profit (loss):
Marmaxx	$961,632	$887,944	$893,650
Winners and HomeSense	106,745	85,301	59,140
T.K. Maxx	59,059	43,044	12,972
HomeGoods	49,836	32,128	3,710
A.J. Wright	1,692	(12,566)	(11,843)
Bob’s Stores(1)	(4,970)	—	—

	1,173,994	1,035,851	957,629
General corporate expense	78,416	72,754	55,335
Goodwill amortization	—	—	2,607
Interest expense, net	27,252	25,373	25,643

Income from continuing operations before provision for income taxes	$1,068,326	$937,724	$874,044

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended

	January 31,	January 25,	January 26,
	2004	2003	2002

	(In thousands)
	(53 weeks)
Identifiable assets:
Marmaxx	$2,677,291	$2,394,911	$2,174,345
Winners and HomeSense	315,765	203,318	161,479
T.K. Maxx	447,080	335,878	248,695
HomeGoods	291,967	216,515	196,292
A.J. Wright	182,360	133,221	82,713
Bob’s Stores(1)	77,384	—	—
Corporate(2)	404,920	656,646	732,219

	$4,396,767	$3,940,489	$3,595,743

Capital expenditures:
Marmaxx	$234,667	$255,142	$247,077
Winners and HomeSense	40,141	34,756	32,052
T.K. Maxx	56,852	38,349	70,614
HomeGoods	45,301	23,270	79,380
A.J. Wright	31,863	45,207	20,321
Bob’s Stores(1)	213	—	—

	$409,037	$396,724	$449,444

Depreciation and amortization:
Marmaxx	$154,666	$141,994	$150,506
Winners and HomeSense	19,956	13,913	10,562
T.K. Maxx	26,840	20,656	13,080
HomeGoods	17,254	15,107	8,984
A.J. Wright	10,128	7,088	4,564
Bob’s Stores(1)	727	—	—
Corporate(3)	8,814	9,118	16,385

	$238,385	$207,876	$204,081

(1)	Bob’s Stores results are for the period following its acquisition on December 24, 2003.

(2)	Corporate identifiable assets consist primarily of cash, prepaid pension expense, a note receivable and, in fiscal 2002, deferred taxes and goodwill.

(3)	Includes debt discount and debt expense amortization, and, in fiscal 2002, goodwill amortization.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.     Selected Quarterly Financial Data (Unaudited)

      Presented below is selected quarterly consolidated financial data for fiscal 2004 and 2003 that was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(2)

	(In thousands except per share amounts)
Fiscal Year Ended January 31, 2004 (53 weeks)
Net sales	$2,788,705	$3,046,184	$3,387,452	$4,105,597
Gross earnings(1)	675,075	719,126	859,403	997,140
Net income	113,531	123,262	182,833	238,739
Basic earnings per share	.22	.24	.36	.48
Diluted earnings per share	.22	.24	.36	.47
Fiscal Year Ended January 25, 2003
Net sales	$2,665,687	$2,765,089	$3,044,950	$3,505,481
Gross earnings(1)	676,857	686,353	754,814	783,604
Net income	147,103	129,627	147,355	154,303
Basic earnings per share	.27	.24	.28	.29
Diluted earnings per share	.27	.24	.28	.29

(1)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.

(2)	The fourth quarter of fiscal 2004 includes fourteen weeks.

      The sum of quarterly EPS amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are made independent of one another.

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

3(i)	.1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999.
3(ii)	.1	The by-laws of TJX, as amended, are incorporated herein by reference to Exhibit 99.2 to the Form 8-A/A filed September 9, 1999.
4.1		Indenture between TJX and The Bank of New York dated as of February 13, 2001, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on May 9, 2001.
Each other instrument relates to long-term debt securities the total amount of which does not exceed 10% of the total assets of TJX and its subsidiaries on a consolidated basis. TJX agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.
10.1		Five-Year Revolving Credit Agreement dated as of March 26, 2002 among the financial institutions as lenders, Bank One, NA, Fleet National Bank, The Bank of New York, Bank of America, N.A. and JP Morgan Chase Bank, as co-agents, and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-K for the fiscal year ended January 26, 2002. Amendment No. 1 to the Five-Year Revolving Credit Agreement, dated as of May 3, 2002 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 27, 2002. Amendment No. 2 to the Five-Year Revolving Credit Agreement, dated as of July 19, 2002 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 27, 2002.
10.2		364-Day Revolving Credit Agreement dated as of March 26, 2002 among the financial institutions as lenders, Bank One, NA, Fleet National Bank, The Bank of New York, Bank of America, N.A. and JP Morgan Chase Bank, as co-agents, and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended January 26, 2002. Amendment No. 1 to the 364-Day Revolving Credit Agreement, dated as of May 3, 2002 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended April 27, 2002. Amendment No. 2 to the 364-Day Revolving Credit Agreement, dated as of July 19, 2002 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 27, 2002. Amendment No. 3 to the 364-Day Revolving Credit Agreement dated as of March 24, 2003 is incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 25, 2003. Amendment No. 4 to the 364-Day Revolving Credit Agreement dated March 17, 2004 is filed herewith.
10.3		The Employment Agreement dated as of June 3, 2003 between Edmond J. English and the Company is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 26, 2003. *
10.4		The Employment Agreement dated as of June 3, 2003 between Bernard Cammarata and the Company is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 2003. *
10.5		The Amended and Restated Employment Agreement dated as of January 31, 1998 with Richard Lesser is incorporated herein by reference to Exhibit 10.3 to the Form 10-K filed for the fiscal year ended January 31, 1998. The Amendment to the Employment Agreement dated as of December 6, 2001 is incorporated herein by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended January 26, 2002. *
10.6		The Amended and Restated Employment Agreement dated as of January 28, 2001 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended April 28, 2001.*
10.7		The Employment Agreement and the Change of Control Severance Agreement dated as of January 28, 2001 with Carol Meyrowitz are incorporated herein by reference to Exhibit 10.1 and 10.2 to the Form 10-Q filed for the quarter ended April 28, 2001.*
10.8		The Employment Agreement dated as of January 31, 2000 with Arnold Barron is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 28, 2000. The amendment to the Employment Agreement dated August 30, 2001 is incorporated herein by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended January 26, 2002.*

Exhibit
No.	Description of Exhibit

10.9	The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997.*
10.10	The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994.*
10.11	The Stock Incentive Plan, as amended through June 5, 2001, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 28, 2001.*
10.12	The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997.*
10.13	The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The related Second Amendment, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000.*
10.14	The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992.*
10.15	The Executive Savings Plan and related Amendments No. 1 and No. 2, effective as of October 1, 1998, is incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the fiscal year ended January 30, 1999.*
10.16	The Agreement and the Form of the related Split Dollar Agreements dated October 28, 1999 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1999.*
10.17	The Restoration Agreement and related letter agreement regarding conditional reimbursement dated December 31, 2002 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 25, 2003.*
10.18	The Agreement and the Form of the related Split Dollar Agreements dated February 29, 2000 between TJX and Richard Lesser are incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the fiscal year ended January 29, 2000.*
10.19	The Restoration Agreement dated January 20, 2003 between TJX and Richard Lesser is incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed for the fiscal year ended January 25, 2003.*
10.20	The Modification Agreement dated January 20, 2003 among TJX, Boston Private Bank and Trust Company, Trustee, and Richard G. Lesser is incorporated herein by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended January 25, 2003.*
10.21	The form of Indemnification Agreement between TJX and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990.*
10.22	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.23	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.24	The Trust Agreement for Executive Savings Plan dated as of October 6, 1998 between TJX and Fleet Financial Bank is incorporated herein by reference to Exhibit 10.21 to the Form 10-K filed for the fiscal year ended January 29, 2000.*
10.25	The Distribution Agreement dated as of May 1, 1989 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to TJX’s Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.
10.26	The Indemnification Agreement dated as of April 18, 1997 by and between TJX and BJ’s Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.

Exhibit
No.	Description of Exhibit

21	Subsidiaries:
A list of the Registrant’s subsidiaries is filed herewith.
23	Consents of Independent Accountants:
The Consent of PricewaterhouseCoopers LLP is filed herewith.
24	Power of Attorney:
The Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management contract or compensatory plan or arrangement.