Form 10-Q
period 2004-05-01
TJX COMPANIES INC /DE/
filed 2004-06-04
CIK 109198

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

/X/ Quarterly Report under Section 13 and 15(d)
Of the Securities Exchange Act of 1934

Or
/  / Transition Report Pursuant to Section 13 and 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended May 1, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [  ] .

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

     YES [X]      NO [  ]

The number of shares of Registrant’s common stock outstanding as of May 1, 2004: 494,931,101

PART I FINANCIAL INFORMATION

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
Net sales	$3,352,737	$2,788,705

Cost of sales, including buying and occupancy costs	2,518,346	2,113,630
Selling, general and administrative expenses	553,474	482,891
Interest expense, net	6,583	6,978

Income before provision for income taxes	274,334	185,206
Provision for income taxes	106,222	71,675

Net income	$168,112	$113,531

Earnings per share:
Net income:
Basic	$.34	$.22
Weighted average common shares - basic	497,045	516,647
Diluted	$.33	$.22
Weighted average common shares - diluted	504,681	520,504
Cash dividends declared per share	$.045	$.035

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS

	May 1,	January 31,	April 26,
	2004	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$241,510	$246,403	$171,452
Accounts receivable, net	106,793	90,902	95,011
Merchandise inventories	2,010,178	1,941,698	1,882,582
Prepaid expenses and other current assets	216,791	163,766	140,693
Current deferred income taxes, net	7,581	8,979	10,110

Total current assets	2,582,853	2,451,748	2,299,848

Property at cost:
Land and buildings	256,865	256,529	232,839
Leasehold costs and improvements	1,130,493	1,114,576	999,919
Furniture, fixtures and equipment	1,713,009	1,686,447	1,457,434

	3,100,367	3,057,552	2,690,192
Less accumulated depreciation and amortization	1,499,558	1,444,231	1,279,189

	1,600,809	1,613,321	1,411,003

Property under capital lease, net of accumulated amortization of $6,514; $5,956 and $4,281, respectively	26,058	26,616	28,291
Other assets	115,299	121,255	111,519
Goodwill and tradename, net of accumulated amortization	183,654	183,827	179,256

TOTAL ASSETS	$4,508,673	$4,396,767	$4,029,917

LIABILITIES
Current liabilities:
Current installments of long-term debt	$5,000	$5,000	$15,000
Obligation under capital lease due within one year	1,489	1,460	1,494
Accounts payable	1,083,982	960,382	997,874
Accrued expenses and other current liabilities	662,072	723,678	602,643

Total current liabilities	1,752,543	1,690,520	1,617,011

Other long-term liabilities	342,220	337,721	292,514
Non-current deferred income taxes, net	136,854	123,817	55,998
Obligation under capital lease, less portion due within one year	27,145	27,528	28,515
Long-term debt, exclusive of current installments	664,410	664,793	666,790
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 494,931,101; 499,181,639 and 512,557,298 shares, respectively	494,931	499,182	512,557
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(15,339)	(13,584)	(5,079)
Unearned stock compensation	(12,443)	(12,310)	(5,013)
Retained earnings	1,118,352	1,079,100	866,624

Total shareholders’ equity	1,585,501	1,552,388	1,369,089

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,508,673	$4,396,767	$4,029,917

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
Cash flows from operating activities:
Net income	$168,112	$113,531
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	67,357	55,557
Property disposals	874	2,094
Deferred income tax provision	18,675	16,360
Amortization of unearned stock compensation	3,160	2,639
Tax benefit of employee stock options	5,852	1,032
Changes in assets and liabilities:
(Increase) in accounts receivable	(16,220)	(19,311)
(Increase) in merchandise inventories	(78,903)	(316,948)
(Increase) in prepaid expenses and other current assets	(48,364)	(39,399)
Increase in accounts payable	128,746	178,986
(Decrease) in accrued expenses and other liabilities	(56,903)	(69,719)
Other, net	920	4,766

Net cash provided by (used in) operating activities	193,306	(70,412)

Cash flows from investing activities:
Property additions	(62,907)	(87,269)
Proceeds from repayments on note receivable	158	147

Net cash (used in) investing activities	(62,749)	(87,122)

Cash flows from financing activities:
Payments on capital lease obligation	(354)	(327)
Principal payments on long-term debt	(2)	—
Cash payments for repurchase of common stock	(133,777)	(149,544)
Proceeds from sale and issuance of common stock, net	18,444	2,246
Cash dividends paid	(17,471)	(15,614)

Net cash (used in) financing activities	(133,160)	(163,239)

Effect of exchange rate changes on cash	(2,290)	(105)

Net (decrease) in cash and cash equivalents	(4,893)	(320,878)
Cash and cash equivalents at beginning of year	246,403	492,330

Cash and cash equivalents at end of period	$241,510	$171,452

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The results for the first three months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in TJX’s Annual Report on Form 10-K for the year ended January 31, 2004.

3.	TJX’s cash payments for interest and income taxes are as follows:

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
	(In thousands)
Cash paid for:
Interest on debt	$1,224	$904
Income taxes	$57,847	$25,596

4.	We have a reserve for future obligations of discontinued operations that relates primarily to real estate leases of the former House2Home, Zayre Stores and Hit or Miss stores, for which TJX is an original lessee or guarantor. These discontinued operations are either in liquidation, or have been liquidated by third parties.

When discontinued operations were sold to third parties, TJX generally remained secondarily liable with respect to lease obligations if the purchasers failed to perform, unless circumstances terminate or reduce TJX’s potential liability. The reserve reflects TJX’s estimation of its cost for claims that have been, or are likely to be, made against TJX after mitigation of the number and cost of lease obligations. The reserve was established at various times subsequent to TJX’s disposition of these businesses, when the companies then owning them suffered significant financial distress.

At May 1, 2004, substantially all of the House2Home, Zayres Stores and Hit or Miss leases that were rejected in their respective bankruptcies and for which the landlords asserted liability against TJX had been resolved as a result of negotiated buyouts, assignments to third parties, leasing for TJX’s own use or for sublease and lease expirations. It is possible that there will be future costs for leases from these discontinued operations that have not been terminated or expired, but TJX does not expect any such costs to be material.

The reserve for discontinued operations as of May 1, 2004 and April 26, 2003 is summarized below:

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
	(In thousands)
Balance at beginning of year	$17,518	$55,361
Charges against the reserve:
Lease-related obligations	(2,480)	(10,110)
All other (charges)/credits	253	(249)

Balance at end of period	$15,291	$45,002

We do not expect to incur any material costs related to our discontinued operations in excess of our reserve. In addition, we expect to receive a creditor recovery in the House2Home bankruptcy, although the amount has not yet been determined and is not expected to be material.

We may also be contingently liable on up to 20 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

5.	TJX’s comprehensive income for the periods ended May 1, 2004 and April 26, 2003 is presented below:

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
	(In thousands)
Net income	$168,112	$113,531
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	(4,806)	(1,342)
Gain (loss) on hedge contracts, net of related tax effects	3,051	(573)

Comprehensive income	$166,357	$111,616

6.	The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
	(In thousands except
	per share amounts)
Net income	$168,112	$113,531
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	497,045	516,647
Dilutive effect of stock options and awards	7,636	3,857

Average common shares outstanding for diluted EPS	504,681	520,504

Net income:
Basic earnings per share	$.34	$.22
Diluted earnings per share	$.33	$.22

The weighted average common shares for the diluted earnings per share calculation excludes the incremental effect related to outstanding stock options when the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were no such options excluded for the quarter ended May 1, 2004, and 11.1 million options were excluded for the three months ended April 26, 2003. The 16.9 million shares attributable to the zero coupon convertible debt were excluded from the diluted earnings per share calculation in all periods presented because criteria for conversion had not been met.

7.	During the first quarter ended May 1, 2004, TJX repurchased and retired 5.6 million shares of its common stock at a cost of $137.1 million. From the inception of the $1 billion stock repurchase program in July 2002 through May 1, 2004, TJX repurchased 48.6 million shares at a cost of $955.8 million. During May 2004, we completed our $1 billion stock repurchase program and announced a new stock repurchase program, approved by the Board of Directors on May 24, 2004, pursuant to which we may repurchase up to an additional $1 billion of common stock.

8.	TJX evaluates the performance of its segments based on “segment profit or loss” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is financial information on TJX’s business segments (In thousands):

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
Net sales:
Marmaxx	$2,421,224	$2,150,086
Winners and HomeSense	269,625	201,783
T.K. Maxx	263,247	177,253
HomeGoods	226,432	177,062
A.J. Wright	110,846	82,521
Bob’s Stores	61,363	—

	$3,352,737	$2,788,705

Segment profit (loss):
Marmaxx	$271,914	$193,885
Winners and HomeSense	24,393	11,793
T.K. Maxx	1,943	916
HomeGoods	5,161	4,532
A.J. Wright	(2,953)	(2,345)
Bob’s Stores	1,250	—

	301,708	208,781
General corporate expense	20,791	16,597
Interest expense, net	6,583	6,978

Income before provision for income taxes	$274,334	$185,206

9.	In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for entities that voluntarily convert to the fair value based method of accounting for stock-based employee compensation and requires amended disclosure presentation for the fiscal year ended January 25, 2003 and all subsequent interim periods (See Note 10). The FASB has issued an exposure draft in this area. Until the FASB adopts final rules, we are continuing to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25.

10.	TJX has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for compensation expense under our stock option plan. We grant options at fair market value on the date of the grant; accordingly, no compensation expense is recognized for the stock options issued during the fiscal year ending January 29, 2005 or the fiscal year ended January 31, 2004. Compensation expense determined in accordance with SFAS No. 123, net of related income tax effect, would have amounted to $15.1 million and $13.4 million for the fiscal quarter ended May 1, 2004 and April 26, 2003, respectively.

Presented below are the unaudited pro forma net income and related earnings per share showing the effect that stock compensation expense, determined in accordance with SFAS No. 123, would have on reported results (dollars in thousands except per share amounts):

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
Net income, as reported	$168,112	$113,531
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,897	1,583
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,085)	(13,362)

Pro forma net income	$154,924	$101,752

Earnings per share:
Basic – as reported	$.34	$.22
Basic – pro forma	$.31	$.20
Diluted – as reported	$.33	$.22
Diluted – pro forma	$.31	$.20

11.	The following represents the net periodic pension and postretirement benefit costs and related components for the thirteen weeks ended May 1, 2004 and April 26, 2003 (In thousands):

	Pension		Pension		Postretirement
	(Funded Plan)		(Unfunded Plan)		Medical
	May 1,	April 26,	May 1,	April 26,	May 1,	April 26,
	2004	2003	2004	2003	2004	2003
Service cost	$6,486	$4,868	$301	$342	$914	$713
Interest cost	4,612	3,981	705	654	635	545
Expected return on plan assets	(5,357)	(4,311)	—	—	—	—
Amortization of transition obligation	—	—	19	19	—	—
Amortization of prior service cost	14	14	119	61	83	83
Recognized actuarial losses	2,245	2,138	399	554	43	58

Total expense	$8,000	$6,690	$1,543	$1,630	$1,675	$1,399

TJX made voluntary funding contributions in the fiscal years ended in January 2004 and 2003, and we do not anticipate any funding will be required for our current fiscal year.

12.	At May 1, 2004, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts.

The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed rate obligation to a floating rate obligation. TJX has designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at May 1, 2004, excluding the estimated net interest receivable, was a liability of $5.4 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $5.4 million.

13.	In March 2002, we entered into a $370 million five-year revolving credit facility and in March 2004 we renewed our $330 million 364-day revolving credit facility with substantially all of the terms and conditions of the original facility unchanged. Combined availability under our revolving credit facilities at May 1, 2004 and April 26, 2003 was $700 million, and we were undrawn on both facilities.

14.	Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

The Thirteen Weeks Ended
May 1, 2004
Versus the Thirteen Weeks Ended April 26, 2003

Results of Operations

Overview: The Company’s sales and net income for the thirteen weeks ended May 1, 2004 (the first quarter) were ahead of plan and significantly ahead of the prior year’s first quarter. Consolidated net sales for this year’s first quarter grew by 20%, including an 8% increase in same store sales driven by strong demand for women’s spring apparel, footwear, and accessories. Additionally, sales growth benefited from prior year comparisons, when unusually harsh weather across much of the country had a negative impact on sales. We continued to grow our business, with our store counts up by 9% compared to the first quarter of last year (excluding the December 2003 acquisition of Bob’s Stores which added 31 stores to our base). Our pre-tax profit margin (the ratio of pre-tax income to sales) grew from 6.6% in last year’s first quarter to 8.2% in the first quarter of the current year. The pre-tax profit margin increase was achieved through improved merchandise margins, the result of effective inventory management and merchandising strategies, as well as expense leverage resulting from disciplined cost management and the levering impact of 8% same store sales growth. Net income for our first quarter grew 48% over the prior year to $168 million and diluted earnings per share grew 50% over the prior year to $.33 per share. During the first quarter, we repurchased 5.6 million shares at a cost of $137 million. Strong cash flow from operations allowed us to actively pursue our stock buyback program while simultaneously funding our capital investment needs. Inventory levels on a per-store basis, including distribution center inventories, were lower than the same period last year. This decrease, which was primarily at our distribution centers, enhances our ability to take advantage of buying opportunities in the marketplace as we enter the second quarter of fiscal 2005.

The following is a summary of the operating results of TJX at the consolidated level. This discussion is followed by an overview of operating results by segment. All references to earnings per share are diluted earnings per share unless otherwise indicated.

Net sales: Consolidated net sales for the quarter ended May 1, 2004 were $3,352.7 million, up 20% from $2,788.7 million in last year’s first quarter. Consolidated net sales for last year’s first quarter ended April 26, 2003 increased 5% over the comparable prior-year period. The 20% increase in net sales for the first quarter ended May 1, 2004 includes 10% from new stores, 8% from same store sales, and 2% from the acquisition of Bob’s Stores. Bob’s Stores was acquired on December 24, 2003, and was therefore not included in our first quarter results last year. Same store sales for the quarter ended May 1, 2004 benefited by almost 2 percentage points from foreign currency exchange rates, which was in line with our plan. Overall sales growth reflects strong demand for women’s spring apparel, footwear and accessories. Sales also benefited from improved weather patterns in this year’s first quarter compared to last year when weather was unusually harsh across much of the United States. Consolidated net sales for the quarter ended April 26, 2003 included a 2% decrease in same store sales as compared to the prior year. Same store sales for last year’s first quarter were negatively impacted by the unseasonable weather across much of the United States, as well as the timing of Easter, which fell in April for the quarter ended April 2003 versus March in the prior year. A late Easter is typically not favorable to first quarter sales as it tends to defer sales of spring merchandise. The net increase in consolidated net sales for the quarter ended April 26, 2003 was attributable entirely to new stores.

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

The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	75.1	75.8
Selling, general and administrative expenses	16.5	17.3
Interest expense, net	.2	.3

Income before provision for income taxes	8.2%	6.6%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased by 0.7% for the quarter ended May 1, 2004 as compared to the same period last year, and were in line with our plan. The improvement in this ratio for the quarter reflects a significant improvement in merchandise margin, the result of solid execution of our merchandising and inventory management strategies, including our strategy of purchasing merchandise closer to the time it is needed in our stores. The improved merchandise margin reduced our consolidated cost of sales ratio by approximately .5%. The remaining improvement in this ratio was primarily attributable to lower store occupancy costs as a percentage of sales, due to the levering effect of the strong sales performance.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 16.5% for the quarter ended May 1, 2004 compared to 17.3% for the quarter ended April 26, 2003, and were better than plan. The improvement in this ratio reflects the levering effect of our strong sales performance as well as disciplined expense management. The reduction in selling, general and administrative costs as a percentage of sales was spread across many categories with the most leverage coming from store payroll costs and administrative expenses.

Interest expense, net: Interest expense, net of interest income was $6.6 million in this year’s first quarter compared to $7.0 million for the first quarter last year. Interest income was $1.5 million in the current year versus $1.7 million in the prior year. The decrease in gross interest expense of approximately $0.6 million over the comparable period last year is due primarily to the favorable impact of interest rate swap agreements that we entered into last year.

Income taxes: Our effective income tax rate was 38.7% for the three months ended May 1, 2004 and for the three months ended April 26, 2003.

Net income: Net income for this year’s first quarter was $168.1 million, or $.33 per diluted share, versus $113.5 million, or $.22 per diluted share last year. Approximately $5 million of the year-over-year increase in net income is due to the favorable impact of foreign currency. The increase in earnings per share, on a percentage basis, increased more than the related earnings as a result of the impact of our share repurchase program.

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

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
Marmaxx
Net sales	$2,421.2	$2,150.1
Segment profit	$271.9	$193.9
Segment profit as percentage of net sales	11.2%	9.0%
Percent increase (decrease) in same store sales	6%	(5)%
Stores in operation at end of period	1,432	1,358

Marmaxx had a 6% same store sales increase for the quarter ended May 1, 2004 which was above our plan and also above last year when same store sales decreased 5%. Marmaxx’s sales results were favorably impacted by strong demand for women’s spring apparel, footwear and accessories, with sales increasing across all regions of the country. Segment profit grew 40% to $271.9 million, and was above plan. The increase in segment profit reflects both the strong sales growth as well as the expansion of segment profit margins. Segment profit margins grew from 9.0% during the first quarter of last year to 11.2% in the current year, which is primarily the result of improved merchandise margins and expense leverage. Expense leverage was the result of the positive impact of a strong same store sales increase on the ratio of expenses to sales, as well as disciplined cost management. Merchandise margin improvement was the result of effective execution of our merchandising and inventory management strategies, including our strategy of buying closer to need. As of May 1, 2004, average per store inventories, including distribution centers, were down 11% compared to the end of the quarter last year, while inventories in our stores (on a same store basis) were down only 2%. This flexible inventory position gives us the ability to take advantage of buying opportunities in the marketplace as we enter the second quarter.

Marmaxx’s operating results for the prior year’s first quarter ended April 26, 2003, were negatively impacted by the harsh winter weather across many regions of the country during that period. In addition, the shift of Easter into the latter part of April in last year’s first quarter compared to late March in the prior year had an unfavorable effect on sales for the quarter ended April 26, 2003.

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
Winners and HomeSense
Net sales	$269.6	$201.8
Segment profit	$24.4	$11.8
Segment profit as percentage of net sales	9.1%	5.8%
Percent increase in same store sales:
U.S. currency	18%	8%
Local currency	6%	0%
Stores in operation at end of period:
Winners	162	154
HomeSense	31	19

Total Winners and HomeSense	193	173

Same store sales (in local currency) for Winners and HomeSense increased by 6% during this year’s first quarter, slightly better than plan, reflecting strong demand for women’s spring apparel as well as favorable comparisons to the first quarter last year when the weather was unusually harsh. Total sales grew 34%, in line with our expectations. Segment profit for the quarter more than doubled compared to last year, growing to $24.4 million. This growth, as well as the increase in segment profit margins, was primarily due to improved merchandise margins reflecting execution of our merchandising strategies. We estimate that approximately one-third of the increase in segment profit in this year’s first quarter over the first quarter last year was due to changes in currency exchange rates. Segment profit exceeded plan, with an estimated one-half of the plan favorability due to currency exchange rates.

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
T.K. Maxx
Net sales	$263.2	$177.3
Segment profit	$1.9	$.9
Segment profit as percentage of net sales	.7%	.5%
Percent increase in same store sales:
U.S. currency	21%	19%
Local currency	5%	8%
Stores in operation at end of period	148	123

T.K. Maxx, operating in the United Kingdom and Ireland, recorded sales and segment profit that were slightly below plan. Same store sales increased 5% in local currency in this year’s first quarter, on top of an 8% increase in the prior year when the weather patterns were favorable for the business. Segment profit for this year’s first quarter increased over the prior year, with currency exchange rates benefiting year-over-year growth by an estimated $2 million. Excluding the currency impact, segment profit declined slightly, with reduced merchandise margins from clearance markdowns partially offset by expense leverage.

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
HomeGoods
Net sales	$226.4	$177.1
Segment profit	$5.2	$4.5
Segment profit as percentage of net sales	2.3%	2.6%
Percent increase (decrease) in same store sales	4%	(1)%
Stores in operation at end of period	185	146

HomeGoods sales and segment profit for the first quarter ended May 1, 2004 were slightly below plan. HomeGoods total sales increased 28% and same store sales increased 4% for the quarter. Sales and segment profit were adversely affected by a negative same store sales performance in April primarily as the result of lighter-than-optimal summer, seasonal inventories, which were in high demand. Segment profit increased 14% over the prior year. Segment profit margin decreased slightly during this year’s first quarter as a result of lower merchandise margins, partially offset by improved expense leverage.

	Thirteen Weeks Ended
	May 1,	April 26,
	2004	2003
A.J. Wright
Net sales	$110.8	$82.5
Segment (loss)	$(3.0)	$(2.3)
Segment (loss) as percentage of net sales	(2.7)%	(2.8)%
Percent increase in same store sales	9%	6%
Stores in operation at end of period	102	83

A.J. Wright’s sales results for the first quarter ended May 1, 2004 were essentially in line with our plan and segment profit was slightly below plan. A.J. Wright’s same store sales for the quarter ended May 1, 2004 increased 9% which is on top of a strong 6% increase in the prior year. A.J Wright’s segment loss for the quarter ended May 1, 2004 was slightly higher than the prior year, primarily due to expense increases associated with the opening of its new distribution facility in Indiana. Segment loss as a percentage of net sales improved slightly, due to an increase in merchandise margins and improved expense leverage, partially offset by increased distribution costs due to the new distribution capacity.

Bob’s Stores

This was the first full quarter for Bob’s Stores as a TJX division. Bob’s Stores, which operates 31 stores, recorded net sales of $61.4 million and segment profit of $1.3 million for the quarter ended May 1, 2004. Sales and segment profit were in line with our expectations. We are evaluating and developing this concept prior to initiating significant expansion plans, and do not expect Bob’s Stores to have a significant impact on TJX earnings over the next several years.

General corporate expense

General corporate expense for segment reporting purposes are those costs not specifically related to the operations of our business segments, and is included in selling, general and administrative expenses. The increase in general corporate expense for the first quarter ended May 1, 2004 compared to the first quarter ended April 26, 2003 is due to several factors, including increased expense for restricted stock.

Financial Condition

Operating activities for the quarter ended May 1, 2004 provided cash of $193.3 million while operating activities for the quarter ended April 26, 2003 used cash of $70.4 million. Cash flows from operating activities for this year’s first quarter as compared to the prior year’s first quarter increased by $66.4 million due to an increase in net income and depreciation expense. In addition, the net change in inventory and accounts payable from year end levels had a favorable impact on cash from operations of $187.8 million in the quarter ended May 1, 2004 as compared to the prior year. Inventories per store as of May 1, 2004 increased by 2% from January 2004 year-end levels. This compares to inventories per store as of April 26, 2003 which increased 18% from January 2003 year end levels. The inventory position as of April 26, 2003 reflected planned increases in inventory levels and opportunistic purchases in that quarter and resulted in a greater use of cash in that period.

Cash flows from operating activities were reduced by $2 million for payments against our reserve for discontinued operations during the three months ended May 1, 2004, and by $10 million during the three months ended April 26, 2003. Please see Note 4 to the consolidated interim financial statements for more information on our discontinued operations and related contingent liabilities.

Investing activities relate primarily to property additions for new stores, store improvements and renovations and expansion of our distribution network.

Financing activities for the period ended May 1, 2004, include cash expenditures of $133.8 million for the repurchase of common stock as compared to $149.5 million last year. During May 2004, we completed our $1 billion stock repurchase program and announced our intention to repurchase up to an additional $1 billion of common stock.

In March 2002, we entered into a $370 million five-year revolving credit facility and in March 2004 we renewed our $330 million 364-day revolving credit facility with substantially all of the terms and conditions of the original facility unchanged. Combined availability under our revolving credit facilities at May 1, 2004 and April 26, 2003 was $700 million, and we were undrawn on both facilities. We believe our internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.

Forward Looking Information

Various statements made in this report are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: our ability to continue successful expansion of our store base; risks of expansion; our ability to successfully implement our opportunistic inventory strategies and to effectively manage our inventories; consumer confidence, demand, spending habits and buying preferences; effects of unseasonable weather; competitive factors; factors affecting availability of store and distribution center locations on suitable terms; factors affecting our recruitment and employment of associates; factors affecting expenses; success of our acquisition and divestiture activities; our ability to successfully implement technologies and systems; our ability to continue to generate adequate cash flows; general economic conditions; potential disruptions due to wars, natural disasters and other events beyond our control; changes in currency and exchange rates; import risks; adverse outcomes for any significant litigation; changes in laws and regulations and accounting rules and principles; and other factors that may be described in our filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

PART I (Continued)

Item 4 Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 1, 2004 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There were no changes in internal controls over financial reporting during the fiscal quarter ending May 1, 2004 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2005 and the average price per share paid is as follows:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
			as Part of	May Yet be
	Number of Shares	Average Price	Publicly Announced	Purchased Under
	Repurchased	Paid Per Share	Plan or Program	Plans or Programs
February 1, 2004 through February 28, 2004	432,500	$23.35	432,500	$171,262,731
February 29, 2004 through April 3, 2004	2,827,800	$23.83	2,827,800	$103,863,941
April 4, 2004 through May 1, 2004	2,367,100	$25.18	2,367,100	$44,249,042
Total:	5,627,400		5,627,400

As of May 1, 2004, we had repurchased 48.6 million shares at a cost of $955.8 million under our $1 billion share repurchase program announced in 2002.

Item 4 Submission of Matters to a vote of Security Holders

There was no matter submitted to a vote of TJX’s security holders during the first quarter ended May 1, 2004.

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

Item 6(b) Reports on Form 8-K

On February 25, 2004, the Company furnished to the Commission a current report on Form 8-K appending a press release issued on February 25, 2004 which included financial results of The TJX Companies, Inc. for the fiscal year and quarter ended January 31, 2004.

Item 7A Quantitative and Qualitative Disclosure about Market Risk

We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Note D to our consolidated financial statements, on page F-16 of the Annual Report on Form 10-K for the fiscal year ended January 31, 2004, we hedge a significant portion of our net investment and certain merchandise commitments in these operations with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures, most of which are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 31, 2004, the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by the Company. We periodically enter into financial instruments to manage our cost of borrowing, however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions.

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

THE TJX COMPANIES, INC.

(Registrant)

Date: June 4, 2004
/s/ Jeffrey G. Naylor

Jeffrey G. Naylor, Senior Executive Vice President -
Finance, on behalf of The TJX Companies, Inc. and as
Principal Financial and Accounting Officer of
The TJX Companies, Inc.