Form 10-Q
period 2004-07-31
TJX COMPANIES INC /DE/
filed 2004-09-08
CIK 109198

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☑ Quarterly Report under Section 13 and 15(d)
Of the Securities Exchange Act of 1934
Or
☐ Transition Report Pursuant to Section 13 and 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

      YES ☑ NO ☐

The number of shares of Registrant’s common stock outstanding as of July 31, 2004: 488,750,610

PART I FINANCIAL INFORMATION
Item 3 Quantitative and Qualitative Disclosure about Market Risk
Item 4 Controls and Procedures
PART II. Other Information
Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 4 Submission of Matters to a vote of Security Holders
Item 6(a) Exhibits
Item 6(b) Reports on Form 8-K
SIGNATURE
EX-10.1 STOCK INCENTIVE PLAN (2004 RESTATEMENT)
EX-10.2 FORM OF A NON-QUALIFIED STOCK OPTION CERTIFICATE GRANTED UNDER STOCK INCENTIVE PLAN
EX-10.3 FORM OF PERFORMANCE-BASED RESTRICTED STOCK AWARD GRANTED UNDER STOCK INCENTIVE PLAN
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	July 31,	July 26,
	2004	2003
Net sales	$3,414,287	$3,046,184

Cost of sales, including buying and occupancy costs	2,629,207	2,327,058
Selling, general and administrative expenses	584,751	510,818
Interest expense, net	6,993	7,228

Income before provision for income taxes	193,336	201,080
Provision for income taxes	75,094	77,818

Net income	$118,242	$123,262

Earnings per share:
Net income:
Basic	$.24	$.24
Weighted average common shares — basic	491,987	509,928
Diluted	$.24	$.24
Weighted average common shares — diluted	499,184	514,340
Cash dividends declared per share	$.045	$.035

     The accompanying notes are an integral part of the financial statements.

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	July 31,	July 26,
	2004	2003
Net sales	$6,767,024	$5,834,889

Cost of sales, including buying and occupancy costs	5,147,553	4,440,688
Selling, general and administrative expenses	1,138,225	993,709
Interest expense, net	13,576	14,206

Income before provision for income taxes	467,670	386,286
Provision for income taxes	181,316	149,493

Net income	$286,354	$236,793

Earnings per share:
Net income:
Basic	$.58	$.46
Weighted average common shares — basic	494,524	513,288
Diluted	$.57	$.46
Weighted average common shares — diluted	501,949	517,400
Cash dividends declared per share	$.09	$.07

     The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS

	July 31,	January 31,	July 26,
	2004	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$135,585	$246,403	$44,008
Accounts receivable, net	99,567	90,902	86,527
Merchandise inventories	2,216,980	1,941,698	2,017,932
Prepaid expenses and other current assets	220,990	163,766	154,937
Current deferred income taxes, net	6,183	8,979	11,259

Total current assets	2,679,305	2,451,748	2,314,663

Property at cost:
Land and buildings	257,667	256,529	240,791
Leasehold costs and improvements	1,159,247	1,114,576	1,029,216
Furniture, fixtures and equipment	1,763,574	1,686,447	1,516,943

	3,180,488	3,057,552	2,786,950
Less accumulated depreciation and amortization	1,561,305	1,444,231	1,324,947

	1,619,183	1,613,321	1,462,003

Property under capital lease, net of accumulated amortization of $7,073; $5,956 and $4,839, respectively	25,499	26,616	27,733
Other assets	105,788	121,255	113,548
Goodwill and tradename, net of accumulated amortization	183,592	183,827	179,329

TOTAL ASSETS	$4,613,367	$4,396,767	$4,097,276

LIABILITIES
Current liabilities:
Current installments of long-term debt	$104,988	$5,000	$15,000
Obligation under capital lease due within one year	1,519	1,460	1,403
Accounts payable	1,142,024	960,382	1,040,425
Accrued expenses and other current liabilities	736,083	723,678	606,407

Total current liabilities	1,984,614	1,690,520	1,663,235

Other long-term liabilities	346,306	337,721	319,116
Non-current deferred income taxes, net	156,140	123,817	68,774
Obligation under capital lease, less portion due within one year	26,754	27,528	28,272
Long-term debt, exclusive of current installments	566,750	664,793	664,928
Commitments and contingencies	—	—	—
SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 488,750,610; 499,181,639 and 506,952,629 shares, respectively	488,751	499,182	506,953
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(14,650)	(13,584)	(12,039)
Unearned stock compensation	(10,093)	(12,310)	(12,917)
Retained earnings	1,068,795	1,079,100	870,954

Total shareholders’ equity	1,532,803	1,552,388	1,352,951

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,613,367	$4,396,767	$4,097,276

     The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	July 31,	July 26,
	2004	2003
Cash flows from operating activities:
Net income	$286,354	$236,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,715	112,149
Property disposals	919	5,787
Deferred income tax provision	36,494	32,496
Amortization of unearned stock compensation	4,748	4,808
Tax benefit of employee stock options	9,793	2,397
Changes in assets and liabilities:
(Increase) in accounts receivable	(8,691)	(10,618)
(Increase) in merchandise inventories	(276,455)	(444,346)
(Increase) in prepaid expenses and other current assets	(60,968)	(50,381)
Increase in accounts payable	182,276	217,040
Increase (decrease) in accrued expenses and other liabilities	31,660	(73,434)
Other, net	8,499	8,978

Net cash provided by operating activities	350,344	41,669

Cash flows from investing activities:
Property additions	(138,212)	(188,165)
Proceeds from repayments on note receivable	319	298

Net cash (used in) investing activities	(137,893)	(187,867)

Cash flows from financing activities:
Payments on capital lease obligation	(715)	(661)
Principal payments on long-term debt	(2)	—
Cash payments for repurchase of common stock	(315,836)	(277,327)
Proceeds from sale and issuance of common stock, net	34,867	9,552
Cash dividends paid	(39,727)	(33,542)

Net cash (used in) financing activities	(321,413)	(301,978)

Effect of exchange rate changes on cash	(1,856)	(146)

Net (decrease) in cash and cash equivalents	(110,818)	(448,322)
Cash and cash equivalents at beginning of year	246,403	492,330

Cash and cash equivalents at end of period	$135,585	$44,008

     The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The results for the first six months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in TJX’s Annual Report on Form 10-K for the year ended January 31, 2004.

3.	TJX’s cash payments for interest and income taxes are as follows:

	Twenty-Six Weeks Ended
	July 31,	July 26,
	2004	2003
	(In thousands)
Cash paid for:
Interest on debt	$12,362	$13,121
Income taxes	$159,338	$86,450

4.	We have a reserve for future obligations of discontinued operations that relates primarily to real estate leases of the former House2Home, Zayre Stores and Hit or Miss divisions, for which TJX is an original lessee or guarantor. These discontinued operations are either in liquidation or have been liquidated by third parties.

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

At July 31, 2004, substantially all of the House2Home, Zayre Stores and Hit or Miss leases that were rejected in their respective bankruptcies and for which the landlords asserted liability against TJX had been resolved as a result of negotiated buyouts, assignments to third parties, leasing for TJX’s own use or for sublease and lease expirations. It is possible that there will be future costs for other leases from these discontinued operations that have not been terminated or expired, but TJX does not expect any such costs to be material. We do not expect to incur any material costs related to our discontinued operations for leases that have been resolved, or for other leases, in excess of our reserve.

The reserve for discontinued operations as of July 31, 2004 and July 26, 2003 is summarized below:

	Twenty-Six Weeks Ended
	July 31,	July 26,
	2004	2003
	(In thousands)
Balance at beginning of year	$17,518	$55,361
Additions to the reserve	2,254	—
Charges against the reserve:
Lease-related obligations	(3,505)	(19,101)
All other (charges)/credits	318	(364)

Balance at end of period	$16,585	$35,896

During the second quarter ended July 31, 2004, we received a $2.3 million creditor recovery in the House2Home bankruptcy. The receipt of these proceeds was offset by a $2.3 million addition to our reserve. We expect to receive some additional funds under the creditor recovery, but the amount has not yet been determined.

We may also be contingently liable on up to 20 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

5.	TJX’s comprehensive income for the periods ended July 31, 2004 and July 26, 2003 is presented below:

	Thirteen Weeks Ended
	July 31,	July 26,
	2004	2003
	(In thousands)
Net income	$118,242	$123,262
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	4,875	4,927
Gain (loss) on hedge contracts, net of related tax effects	(4,186)	(11,887)

Comprehensive income	$118,931	$116,302

	Twenty-Six Weeks Ended
	July 31,	July 26,
	2004	2003
	(In thousands)
Net income	$286,354	$236,793
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	69	3,585
Gain (loss) on hedge contracts, net of related tax effects	(1,135)	(12,460)

Comprehensive income	$285,288	$227,918

6.	The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	July 31,	July 26,
	2004	2003
	(In thousands except
	per share amounts)
Net income	$118,242	$123,262
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	491,987	509,928
Dilutive effect of stock options and awards	7,197	4,412

Average common shares outstanding for diluted EPS	499,184	514,340

Net income:
Basic earnings per share	$.24	$.24
Diluted earnings per share	$.24	$.24

	Twenty-Six Weeks Ended
	July 31,	July 26,
	2004	2003
	(In thousands except
	per share amounts)
Net income	$286,354	$236,793
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	494,524	513,288
Dilutive effect of stock options and awards	7,425	4,112

Average common shares outstanding for diluted EPS	501,949	517,400

Net income:
Basic earnings per share	$.58	$.46
Diluted earnings per share	$.57	$.46

The weighted average common shares for the diluted earnings per share calculation excludes the incremental effect related to outstanding stock options when the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were no such options excluded for either the thirteen week or the twenty-six week calculations as of July 31, 2004, and there were 11.0 million such options excluded for both the thirteen and twenty-six week calculations as of July 26, 2003.

In February 2001, TJX issued $517.5 million zero coupon convertible subordinated notes. The notes are convertible into 16.9 million shares of common stock of TJX if the sale price of our stock reaches certain levels or other contingencies are met. The 16.9 million shares were excluded from the diluted earnings per share calculation in all periods presented because criteria for conversion had not been met. There are proposed accounting rules that may take effect before year-end, which would require that the dilutive impact on earnings per share of the conversion of the zero coupon convertible debt be retroactively included for all periods, even if the contingent conversion conditions have not been met. Inclusion of these shares in the calculation of our diluted earnings per share would reduce our quarterly earnings per share by approximately $.01.

7.	During the second quarter ended July 31, 2004, TJX repurchased and retired 7.3 million shares of its common stock at a cost of $171.5 million. For the six months ended July 31, 2004, TJX repurchased and retired 12.9 million shares at a cost of $308.6 million. During May 2004, we completed our $1 billion stock repurchase program and announced a new stock repurchase program, approved by the Board of Directors on May 24, 2004, pursuant to which we may repurchase up to an additional $1 billion of common stock. Through July 31, 2004, under the current $1 billion stock repurchase program, TJX has repurchased 5.5 million shares at a cost of $127.2 million.

8.	TJX evaluates the performance of its segments based on “segment profit or loss” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is financial information on TJX’s business segments (in thousands):

	Thirteen Weeks Ended
	July 31,	July 26,
	2004	2003
Net sales:
Marmaxx	$2,442,162	$2,301,463
Winners and HomeSense	292,566	245,794
T.K. Maxx	275,426	209,921
HomeGoods	222,079	192,975
A.J. Wright	118,262	96,031
Bob’s Stores	63,792	—

	$3,414,287	$3,046,184

	Thirteen Weeks Ended
	July 31,	July 26,
	2004	2003
Segment profit (loss):
Marmaxx	$202,582	$191,800
Winners and HomeSense	21,101	18,138
T.K. Maxx	9,533	8,184
HomeGoods	(626)	6,114
A.J. Wright	(3,239)	1,839
Bob’s Stores	(8,231)	—

	221,120	226,075
General corporate expense	20,791	17,767
Interest expense, net	6,993	7,228

Income before provision for income taxes	$193,336	$201,080

	Twenty-Six Weeks Ended
	July 31,	July 26,
	2004	2003
Net sales:
Marmaxx	$4,863,386	$4,451,549
Winners and HomeSense	562,191	447,577
T.K. Maxx	538,673	387,174
HomeGoods	448,511	370,037
A.J. Wright	229,108	178,552
Bob’s Stores	125,155	—

	$6,767,024	$5,834,889

Segment profit (loss):
Marmaxx	$474,496	$385,685
Winners and HomeSense	45,494	29,931
T.K. Maxx	11,476	9,100
HomeGoods	4,535	10,646
A.J. Wright	(6,192)	(506)
Bob’s Stores	(6,981)	—

	522,828	434,856
General corporate expense	41,582	34,364
Interest expense, net	13,576	14,206

Income before provision for income taxes	$467,670	$386,286

9.	TJX has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for compensation expense under our stock option plan. In March 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement entitled “Share-Based Payment” that would amend SFAS No. 123 and require the expensing of options and other stock-based compensation. Until the FASB adopts final rules, we are continuing to account for stock-based compensation in accordance with APB Opinion No. 25. We grant options at fair market value on the date of the grant; accordingly, no compensation expense is recognized for the stock options issued during the fiscal year ending January 29, 2005 or the fiscal year ended January 31, 2004. Compensation expense determined in accordance with SFAS No. 123, net of related income tax effect, would have amounted to $13.8 million and $13.1 million for the fiscal quarters ended July 31, 2004 and July 26, 2003, respectively, and $28.6 million and $26.4 million for the six months ended July 31, 2004 and July 26, 2003, respectively.

Presented below are the unaudited pro forma net income and related earnings per share showing the effect that stock-based compensation expense, determined in accordance with SFAS No. 123, would have on reported results (dollars in thousands except per share amounts):

	Thirteen Weeks Ended
	July 31,	July 26,
	2004	2003
Net income, as reported	$118,242	$123,262
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	953	1,301
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,842)	(13,072)

Pro forma net income	$105,353	$111,491

Earnings per share:
Basic — as reported	$.24	$.24
Basic — pro forma	$.21	$.22
Diluted — as reported	$.24	$.24
Diluted — pro forma	$.21	$.22

	Twenty-Six Weeks Ended
	July 31,	July 26,
	2004	2003
Net income, as reported	$286,354	$236,793
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,849	2,885
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,627)	(26,435)

Pro forma net income	$260,576	$213,243

Earnings per share:
Basic — as reported	$.58	$.46
Basic — pro forma	$.53	$.42
Diluted — as reported	$.57	$.46
Diluted — pro forma	$.52	$.41

10.	The following represents the net periodic pension and postretirement benefit costs and related components for the twenty-six weeks ended July 31, 2004 and July 26, 2003 (in thousands):

	Pension		Pension		Postretirement
	(Funded Plan)		(Unfunded Plan)		Medical
	July 31,	July 26,	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003	2004	2003
Service cost	$12,973	$9,736	$602	$684	$1,828	$1,426
Interest cost	9,224	7,963	1,410	1,308	1,270	1,091
Expected return on plan assets	(10,714)	(8,623)	—	—	—	—
Amortization of transition obligation	—	—	38	38	—	—
Amortization of prior service cost	29	29	238	122	166	166
Recognized actuarial losses	4,489	4,275	798	1,108	86	116

Total expense	$16,001	$13,380	$3,086	$3,260	$3,350	$2,799

TJX made voluntary funding contributions in the fiscal years ended in January 2004 and 2003, and we do not anticipate any funding will be required for our current fiscal year.

11.	At July 31, 2004, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts.

The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed rate obligation to a floating rate obligation. TJX has designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at July 31, 2004, excluding the estimated net interest receivable, was a liability of $4.9 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $4.9 million.

12.	In March 2002, we entered into a $370 million five-year revolving credit facility and in March 2004, we renewed our $330 million 364-day revolving credit facility with substantially all of the terms and conditions of the original facility unchanged. Combined availability under our revolving credit facilities at July 31, 2004 and July 26, 2003 was $700 million, and we were undrawn on both facilities.

13.	Accrued expenses and other current liabilities as of July 31, 2004 includes $96 million of checks outstanding in excess of the book balance in certain cash accounts. These are zero balance cash accounts maintained with certain financial institutions which we fund as checks clear and for which no right of offset exists.

14.	Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 31, 2004
Versus
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 26, 2003

Results of Operations

Overview: Highlights of our financial performance for second quarter and six months ended July 31, 2004, include the following:

•	Net sales increased 12% to $3.4 billion for the quarter and 16% to $6.8 billion for the six months.

•	Consolidated same store sales increased 3% for the second quarter and 6% on a year-to-date basis.

•	Overall sales reflect strong demand for women’s apparel, footwear, jewelry and accessories, but sales trends for men’s apparel and home fashions were weaker.

•	We continued to grow our business, with store counts up 8% at July 31, 2004 from stores in operation one year ago, excluding our acquisition in December 2003 of 31 Bob’s Stores.

•	While net sales and consolidated same store sales were consistent with plan for the six months, second quarter net sales and same store sales fell below plan across all of our divisions except Winners, leading to higher-than-planned markdowns taken as part of our inventory management discipline and higher expenses as a percentage of sales.

•	Our second quarter pre-tax margin (the ratio of pre-tax income to net sales) declined from 6.6% last year to 5.7% in the current year. The decline was driven by cost of sales, including buying and occupancy costs, which increased 0.6% as a percent of sales over last year, and selling, general and administrative costs which were up 0.3% as a percent of sales over the prior year, both of which reflect the negative impact on expense ratios of low-single-digit same store sales increases across most of our divisions.

•	Year-to-date, our pre-tax margin improved from 6.6% last year to 6.9% in the current year, primarily due to expense leverage on our 6% same store sales increase.

•	Net income was $118 million for the quarter, slightly less than last year’s second quarter and below plan. Diluted earnings per share, which reflect the benefits of our stock repurchase program, was $.24 per share for the second quarter, the same as last year, and also below plan.

•	Net income increased 21% to $286 million and diluted earnings per share increased 24% to $.57 per share for the six month period. Earnings per share for the first six months were in line with our plan.

•	Strong cash flow from operations allowed us to actively pursue our stock buyback program while simultaneously funding our capital investment needs. During the second quarter, we repurchased 7.3 million shares at a cost of $171.5 million and for the year-to-date period, we repurchased 12.9 million shares at a cost of $308.6 million.

•	Inventory levels on an average per-store basis, including distribution center inventories, as of July 31, 2004 were flat with the prior year. Our liquid inventory position enhances our ability to take advantage of buying opportunities in the marketplace as we enter the third quarter of fiscal 2005.

The following is a summary of the operating results of TJX at the consolidated level. This discussion is followed by an overview of operating results by segment. All references to earnings per share are diluted earnings per share unless otherwise indicated.

Net sales: Consolidated net sales for the quarter ended July 31, 2004 were $3,414.3 million, up 12% from $3,046.2 million in last year’s second quarter. Consolidated net sales for last year’s second quarter ended July 26, 2003 increased 10% over the comparable prior-year period. The 12% increase in net sales for the second quarter ended July 31, 2004 includes 7% from new stores, 3% from same store sales, and 2% from the acquisition of Bob’s Stores. Bob’s Stores was acquired on December 24, 2003, and was therefore not included in our results last year. The increase in consolidated net sales for last year’s second quarter included 8% from new stores and 2% from same store sales. Same store sales for the quarters ended July 31, 2004 and July 26, 2003 benefited by approximately 1 percentage point and 1 1/2 percentage points, respectively, from foreign currency exchange rates.

On a year-to-date basis, consolidated net sales for the six months ended July 31, 2004 were $6,767.0 million, up 16% from $5,834.9 million in last year’s comparable period. Last year, for the six months ended July 26, 2003, consolidated net sales increased 7% over the comparable prior-year period. The 16% increase in net sales for the six months ended July 31, 2004 includes 8% from new stores, 6% from same store sales, and 2% from the acquisition of Bob’s Stores. The increase in net sales for the six months ended July 26, 2003 was attributable entirely to new stores. Same store sales for the six months ended July 31, 2004 and July 26, 2003 benefited by approximately 1 1/2 percentage points and 1 percentage point, respectively, from foreign currency exchange rates.

Overall sales for both the three and six month periods ended July 31, 2004 reflect strong demand for women’s apparel, footwear, jewelry and accessories, partially offset by weaker demand for men’s apparel and home fashions categories. Sales in the year-to-date period benefited from improved weather patterns this year compared to last year when weather was unusually harsh across much of the United States.

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

The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	77.0	76.4	76.1	76.1
Selling, general and administrative expenses	17.1	16.8	16.8	17.0
Interest expense, net	.2	.2	.2	.2

Income before provision for income taxes	5.7%	6.6%	6.9%	6.6%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, increased by 0.6% for the quarter ended July 31, 2004 and was unchanged on a year-to-date basis, as compared to the same periods last year. This ratio was higher than planned in both periods ended July 31, 2004. The increase in this ratio for the quarter reflects an increase in both occupancy costs and distribution costs as a percentage of net sales, primarily due to the negative impact on expense ratios of lower-than-planned same store sales increases across most of our divisions. This increase was partially offset by improvement in merchandise margin. Although merchandise margins improved during the quarter, they were less than we had planned, primarily due to higher-than-planned markdowns taken as part of our disciplined inventory management to maintain inventory turns. Year-to-date, improved merchandise margins reduced our consolidated cost of sales ratio by approximately 0.4%, but were offset by higher occupancy costs and distribution costs as a percent of sales.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were on plan for the quarter ended July 31, 2004 and increased 0.3% over the second quarter last year. The increase in this ratio for the second quarter, as compared to last year, is primarily due to increases in administrative costs and store payroll, as a percentage of net sales, due to the negative impact on expense ratios of lower-than-planned same store sales increases across most of our divisions. Disciplined expense management during the period helped to partially offset this negative impact on expense ratios. Selling, general and administrative expenses as a percentage of net sales, for the six months ended July 31, 2004, decreased by 0.2% from last year’s comparable period, and was favorable to plan. This improvement in the ratio, which reflects the levering effect of our strong year-to-date sales performance as well as disciplined expense management, was spread across many areas, with the most leverage coming from store payroll and administrative expenses.

Interest expense, net: Interest expense, net of interest income, for the periods ended July 31, 2004 is slightly less than the comparable prior year periods. Both periods reflect reduced interest costs as a result of medium term notes that matured in October 2003. In addition, for the year-to-date period, the reduction in interest expense reflects the favorable impact of interest rate swap agreements into which we entered in the latter part of last year’s second quarter.

Income taxes: Our effective income tax rate was 38.8% for both periods ended July 31, 2004, as compared to 38.7% for both periods ended July 26, 2003.

Net income: Net income for this year’s second quarter was $118.2 million, or $.24 per diluted share, versus $123.3 million, or $.24 per diluted share, in last year’s second quarter. Net income for the six months ended July 31, 2004 was $286.4 million, or $.57 per diluted share, compared to $236.8 million, or $.46 per diluted share last year. The change in earnings per share, year over year, reflects the favorable impact of our share repurchase program.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003
Marmaxx
Net sales	$2,442.2	$2,301.5	$4,863.4	$4,451.5
Segment profit	$202.6	$191.8	$474.5	$385.7
Segment profit as percentage of net sales	8.3%	8.3%	9.8%	8.7%
Percent increase (decrease) in same store sales	2%	0%	4%	(2)%
Stores in operation at end of period			1,437	1,376

Marmaxx had a 2% same store sales increase for the second quarter ended July 31, 2004, and a 4% increase for the six months ended July 31, 2004. Same store sales growth in the second quarter was driven by strong sales of women’s apparel, footwear, jewelry and accessories, partially offset by weaker demand for men’s apparel and home fashions. Segment profit for the second quarter grew 6% to $202.6 million. Segment profit margin for the quarter ended July 31, 2004 was consistent with last year’s second quarter. Marmaxx’s execution of its inventory management strategies led to an increase in second quarter merchandise margins. This improvement was offset by an increase in distribution costs, occupancy costs and store payroll costs, as a percentage of net sales, primarily due to the negative impact, on the ratio of expenses to sales, of a 2% increase in same store sales for the second quarter.

For the six months ended July 31, 2004 segment profit grew 23% to $474.5 million and segment profit margin grew from 8.7% to 9.8%. The increase in segment profit and segment profit margin on a year-to-date basis reflect both the strong sales growth in the first quarter, as well as improved merchandise margins and expense leverage for the six-month period. Merchandise margin improvement was the result of effective execution of our merchandising and inventory management strategies. Expense leverage was the result of the positive impact of a strong year-to-date same store sales increase on the ratio of expenses to sales, as well as disciplined cost management.

Marmaxx’s operating results for the prior year’s second quarter and six months ended July 26, 2003, were negatively impacted by the harsh weather across many regions of the country during much of that period. Last year’s segment profit was impacted by second quarter markdowns as well as increased distribution costs associated with the opening of a new T.J. Maxx distribution center in Pittston, PA. As of July 31, 2004, average per store inventories, including distribution centers, were down 5% compared to the end of the quarter last year. This inventory position gives us the ability to take advantage of buying opportunities in the marketplace as we enter the third quarter.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003
Winners and HomeSense
Net sales	$292.6	$245.8	$562.2	$447.6
Segment profit	$21.1	$18.1	$45.5	$29.9
Segment profit as percentage of net sales	7.2%	7.4%	8.1%	6.7%
Percent increase in same store sales:
U.S. currency	12%	16%	15%	12%
Local currency	11%	3%	8%	2%
Stores in operation at end of period:
Winners			162	154
HomeSense			32	21

Total Winners and HomeSense			194	175

Same store sales (in local currency) for Winners and HomeSense increased by 11% during this year’s second quarter, and 8% for the six months ended July 31, 2004. Same store sales were strong across most major product categories. Net sales grew 19% for the second quarter and 26% for the six month period. Winners’ sales results reflect strong execution of our merchandising and inventory strategies. Segment profit for the quarter increased 16%, and was adversely impacted by currency exchange rates that had a $1.5 million negative impact on segment profit compared to the second quarter last year. For the six month period, segment profit increased 52% over last year. This growth, as well as the increase in segment profit margins, was primarily due to strong same store sales and improved merchandise margins reflecting solid execution of our merchandising strategies. Currency exchange rates did not have a significant impact on the year-to-date growth in segment profit.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003
T.K. Maxx
Net sales	$275.4	$209.9	$538.7	$387.2
Segment profit	$9.5	$8.2	$11.5	$9.1
Segment profit as percentage of net sales	3.5%	3.9%	2.1%	2.4%
Percent increase in same store sales:
U.S. currency	13%	14%	17%	16%
Local currency	1%	4%	3%	6%
Stores in operation at end of period			154	132

T.K. Maxx’s same store sales increased 1% for the quarter and 3% for the six month period, in local currency, compared to a 4% increase for the quarter ended July 26, 2003 and a 6% increase for the six months ended July 26, 2003. Favorable weather patterns aided T.K. Maxx’s sales growth in each of the periods ended July 26, 2003. Segment profit for this year’s second quarter increased 16% over the prior year, primarily due to the growth in the number of stores. Currency exchange rates contributed approximately one-third of the year-over-year growth in segment profit for the second quarter. Segment profit margins declined from 3.9% to 3.5%, with improved merchandise margins more than offset by the negative impact on expense ratios of the 1% same store sales increase. Segment profit for the year-to-date period grew 26%, with the majority of the growth due to the increase in the number of stores. Currency exchange rates contributed approximately one-quarter of the year-over-year growth for the six-month period.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003
HomeGoods
Net sales	$222.1	$193.0	$448.5	$370.0
Segment profit (loss)	$(.6)	$6.1	$4.5	$10.6
Segment profit (loss) as percentage of net sales	(.3)%	3.2%	1.0%	2.9%
Percent increase (decrease) in same store sales	(1)%	4%	2%	1%
Stores in operation at end of period			192	160

HomeGoods total sales increased 15% and same store sales decreased 1% for the quarter ended July 31, 2004. On a year-to-date basis, total sales increased 21% and same store sales increased 2% over the comparable period last year. Sales for both periods were impacted by unfavorable merchandise mix, specifically lighter-than-optimal inventories in summer-themed product. Segment profit declined for each of the periods ended July 31, 2004, primarily due to lower merchandise margins, which were impacted by the higher markdowns associated with below-plan sales. Segment profit and margins were also impacted by an increase in occupancy costs and distribution center costs as a percentage of net sales, partially offset by levering of administrative expenses and lower preopening costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	July 26,	July 31,	July 26,
	2004	2003	2004	2003
A.J. Wright
Net sales	$118.3	$96.0	$229.1	$178.6
Segment profit (loss)	$(3.2)	$1.8	$(6.2)	$(.5)
Segment profit (loss) as percentage of net sales	(2.7)%	1.9%	(2.7)%	(.3)%
Percent increase in same store sales	2%	11%	5%	9%
Stores in operation at end of period			108	84

A.J. Wright’s same store sales for the quarter ended July 31, 2004 increased 2% on top of a strong 11% increase in the prior year. A.J Wright’s segment loss for the quarter ended July 31, 2004 was primarily due to the sales shortfall to plan and the resultant higher markdown activity. We believe the A.J. Wright customer is more sensitive to economic factors such as higher gas prices and tax rebates, and that this business is more holiday-driven than our other businesses. Economic conditions, a weak Father’s Day and lower demand for urban fashion negatively impacted sales in the second quarter. Segment profit (loss) and margins for each of the periods ended July 31, 2004 were also impacted by expense increases related to A.J. Wright’s new distribution facility in Indiana. Segment profit (loss) for the prior year periods ended July 26, 2003, included a $1.7 million gain from a store closing.

Bob’s Stores

This was the second full quarter for Bob’s Stores as a TJX division. Bob’s Stores, which operates 31 stores, recorded net sales of $63.8 million and a segment loss of $8.2 million for the quarter ended July 31, 2004, and net sales of $125.2 million and a segment loss of $7.0 million for the six months ended July 31, 2004. Sales and segment loss for the quarter and six month periods were impacted by higher markdowns, the result of below plan sales. We continue to evaluate and develop this concept prior to initiating significant expansion plans.

General corporate expense

General corporate expense for segment reporting purposes are those costs not specifically related to the operations of our business segments, and is included in selling, general and administrative expenses. General corporate expense increased 17% to $20.8 million for the second quarter ended July 31, 2004 and increased 21% to $41.6 million for the year-to-date period. The increase in general corporate expense for both periods is due to several factors, including additional costs for audit fees and additional foreign exchange losses for the quarter and six month period as well as increased expense for restricted stock for the year-to-date period.

Financial Condition

Operating activities for the six months ended July 31, 2004 provided cash of $350.3 million while operating activities for the six months ended July 26, 2003 provided cash of $41.7 million. Of this $308.6 million increase in cash flows from operating activities, $73.1 million was due to an increase in net income and depreciation expense. In addition, the net change in inventory and accounts payable from year-end levels had a favorable impact on cash from operations of $133.1 million for the six months ended July 31, 2004 as compared to the prior year. Inventories per store as of July 31, 2004 increased by 11% from January 2004 year-end levels which compares to an inventory per store level as of July 26, 2003 that increased 23% from January 2003 year-end levels. This planned increase in last year’s inventory levels resulted in a greater use of cash in that period. The net increase in accrued expenses and other current liabilities for the six months ended July 31, 2004 reflects the impact of classifying as a current liability $96 million of checks outstanding in excess of the book balance in certain cash accounts. These are zero-balance cash accounts maintained with certain financial institutions which we fund as checks clear, and for which no other right of offset exists.

Cash flows from operating activities were reduced by $1 million (net of a $2.3 million creditor recovery) for payments against our reserve for discontinued operations during the six months ended July 31, 2004, and by $19 million during the six months ended July 26, 2003. Please see Note 4 to the consolidated interim financial statements for more information on our discontinued operations and related contingent liabilities.

Investing activities relate primarily to property additions for new stores, store improvements and renovations and expansion of our distribution network.

Financing activities for the period ended July 31, 2004, include cash expenditures of $315.8 million for the repurchase of common stock as compared to $277.3 million last year. During May 2004, we completed our $1 billion stock repurchase program and announced our intention to repurchase up to an additional $1 billion of common stock. Since the inception of the new $1 billion stock repurchase program, through July 31, 2004, we have repurchased 5.5 million shares at a total cost of $127.2 million. During the quarter ended July 31, 2004, we repurchased and retired 7.3 million shares at a cost $171.5 million.

In March 2002, we entered into a $370 million five-year revolving credit facility and in March 2004 we renewed our $330 million 364-day revolving credit facility with substantially all of the terms and conditions of the original facility unchanged. Combined availability under our revolving credit facilities at July 31, 2004 and July 26, 2003 was $700 million, and we were undrawn on both facilities. We believe our internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.

Forward Looking Information

Various statements made in this report are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements:

•	Our ability to continue our successful expansion of our operations including expansion of our store base across all chains at the projected rate, and our ability to continue to increase both total sales and same store sales and to manage rapid growth.

•	Risk of expansion of existing businesses in existing and new markets and of entry into new businesses.

•	Our ability to successfully implement our opportunistic inventory strategies including availability, selection and acquisition of appropriate merchandise on favorable terms and at the appropriate times.

•	Our ability to effectively manage our inventories including effective and timely distribution to stores and maintenance of appropriate levels of inventory and effective management of pricing and mark-downs.

•	Consumer confidence, demand, spending habits and buying preferences.

•	Effects of unseasonable weather patterns on consumer demand.

•	Competitive factors, including pricing and promotional activities of competitors and in the retail industry generally, changes in competitive practices, new competitors, competition from alternative distribution channels and excess retail capacity.

•	Factors affecting the availability of adequate numbers of desirable store and distribution center locations on suitable terms.

•	Factors affecting our recruitment and employment of associates including our ability to recruit, retain and develop quality sales associates and management personnel in adequate numbers; results of labor contract negotiations; and effects of immigration, wage, entitlement and other governmental regulation of employment.

•	Factors affecting expenses including pressure on wages, health care costs and other benefits, pension plan returns, energy and fuel costs and availability and costs of insurance.

•	Success of our acquisition and divestiture activities.

•	Our ability to successfully implement new technologies and systems and maintain adequate disaster recovery systems.

•	Our ability to continue to generate cash flows to support capital expansion, general operating activities and stock repurchase programs.

•	General economic conditions in countries and regions where we operate including consumer credit availability, consumer debt levels and delinquencies and default rates, financial market performance, inflation, commodity prices and unemployment that affect consumer demand.

•	Potential disruptions due to wars, other military actions and terrorist incidents.

•	Changes in currency and exchange rates in our foreign and buying operations and with respect to our financial statements.

•	Import risks, including potential disruptions in supply, changes in duties, tariffs and quotas on imported merchandise including the scheduled expiration of quotas under the Multifiber Agreement, and economic, political or other problems in countries from which merchandise is imported.

•	Adverse outcomes for any significant litigation.

•	Changes in laws and regulations and accounting rules and principles.

We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

PART I	(Continued)

Item 3	Quantitative and Qualitative Disclosure about Market Risk

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2004 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There were no changes in internal controls over financial reporting during the fiscal quarter ended July 31, 2004 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	Other Information

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2005 and the average price paid per share is as follows:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
			as Part of	May Yet be
	Number of Shares	Average Price	Publicly Announced	Purchased Under
	Repurchased	Paid Per Share	Plan or Program	Plans or Programs
May 2, 2004 through May 29, 2004	1,960,600	$23.93	1,960,600	$997,318,729
May 30, 2004 through July 3, 2004	2,208,400	$24.55	2,208,400	$943,102,427
July 4, 2004 through July 31, 2004	3,142,666	$22.37	3,142,666	$872,794,827
Total:	7,311,666		7,311,666

In May 2004 we completed our $1 billion share repurchase program announced in 2002, and on May 24, 2004 we announced a new $1 billion share repurchase program. As of July 31, 2004, we had repurchased 5.5 million shares at a cost of $127.2 million under our $1 billion share repurchase program announced in May 2004.

Item 4	Submission of Matters to a vote of Security Holders

The Company held its Annual Meeting of stockholders on June 1, 2004. The following actions were taken at the Annual Meeting:

Election of Directors	For	Withheld
Gary L. Crittenden	448,715,067	4,390,431
Edmond J. English	443,757,278	9,348,220
Richard G. Lesser	441,952,470	11,153,028

In addition to those elected, the following are directors whose term of office continued after the Annual Meeting:

David A. Brandon
Bernard Cammarata
Gail Deegan
Dennis F. Hightower
John F. O’Brien

Robert F. Shapiro
Willow B. Shire
Fletcher H. Wiley

Proposal 2

Approval of amendments to Stock Incentive Plan:

For	261,267,942
Against	150,667,697
Abstain	3,810,367
Broker non-votes	37,359,492

Shareholder Proposal 1

Proposal presented by certain shareholders requesting implementation of a code of corporate conduct based on ILO human rights standards:

For	37,124,796
Against	316,433,670
Abstain	62,187,540
Broker non-votes	37,359,492

Shareholder Proposal 2

Proposal presented by certain shareholders regarding a Vendor Compliance Program:

For	26,525,451
Against	330,511,814
Abstain	58,708,741
Broker non-votes	37,359,492

Shareholder Proposal 3

Proposal presented by certain shareholders regarding the Declassification of the Election of Directors:

For	315,805,215
Against	97,003,282
Abstain	2,937,509
Broker non-votes	37,359,492

Item 6(a)	Exhibits

10.1	The Stock Incentive Plan (2004 Restatement) is filed herewith.

10.2	The Form of a Non-Qualified Stock Option Certificate Granted Under Stock Incentive Plan is filed herewith.

10.3	The Form of a Performance-Based Restricted Stock Award Granted Under Stock Incentive Plan is filed herewith.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b)	Reports on Form 8-K

On May 18, 2004 the Company furnished to the Commission a current report on Form 8-K appending a press release issued on May 18, 2004 which included financial results of The TJX Companies, Inc. for the quarter ended May 1, 2004.

On May 26, 2004 the Company furnished to the Commission a current report on Form 8-K appending a press release issued on May 24, 2004 which announced a new $1 billion stock repurchase program.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)
Date: September 8, 2004
/s/ Jeffrey G. Naylor
Jeffrey G. Naylor, Senior Executive Vice President — Finance, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.