Form 10-Q
period 2004-10-30
TJX COMPANIES INC /DE/
filed 2004-12-09
CIK 109198

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ Quarterly Report under Section 13 and 15(d)
Of the Securities Exchange Act of 1934

Or
☐ Transition Report Pursuant to Section 13 and 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended October 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

     YES ☒ NO ☐

The number of shares of Registrant’s common stock outstanding as of October 30, 2004: 481,872,560

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Item 3 Quantitative and Qualitative Disclosure about Market Risk
Item 4 Controls and Procedures
PART II. Other Information
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
Item 6(a) Exhibits
Item 6(b) Reports on Form 8-K
SIGNATURE
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I FINANCIAL INFORMATION

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	October 30,	October 25,
	2004	2003
Net sales	$3,817,350	$3,387,452

Cost of sales, including buying and occupancy costs	2,857,105	2,528,049
Selling, general and administrative expenses	625,987	552,142
Interest expense, net	7,134	7,230

Income before provision for income taxes	327,124	300,031
Provision for income taxes	126,269	117,198

Net income	$200,855	$182,833

Earnings per share:
Net income:
Basic	$.41	$.36
Weighted average common shares - basic	484,513	505,904
Diluted	$.41	$.36
Weighted average common shares - diluted	490,015	511,062
Cash dividends declared per share	$.045	$.035

The accompanying notes are an integral part of the financial statements.

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	October 30,	October 25,
	2004	2003
Net sales	$10,584,374	$9,222,341

Cost of sales, including buying and occupancy costs	8,004,658	6,968,737
Selling, general and administrative expenses	1,764,212	1,545,851
Interest expense, net	20,710	21,436

Income before provision for income taxes	794,794	686,317
Provision for income taxes	307,585	266,691

Net income	$487,209	$419,626

Earnings per share:
Net income:
Basic	$.99	$.82
Weighted average common shares - basic	491,163	510,826
Diluted	$.98	$.81
Weighted average common shares - diluted	498,063	515,153
Cash dividends declared per share	$.135	$.105

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS

	October 30,	January 31,	October 25,
	2004	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$143,411	$246,403	$87,622
Accounts receivable, net	142,640	90,902	113,471
Merchandise inventories	2,777,366	1,941,698	2,242,904
Prepaid expenses and other current assets	191,036	163,766	130,080
Current deferred income taxes, net	4,785	8,979	12,408

Total current assets	3,259,238	2,451,748	2,586,485

Property at cost:
Land and buildings	260,208	256,529	251,813
Leasehold costs and improvements	1,218,077	1,114,576	1,072,625
Furniture, fixtures and equipment	1,854,255	1,686,447	1,602,757

	3,332,540	3,057,552	2,927,195
Less accumulated depreciation and amortization	1,618,478	1,444,231	1,384,631

	1,714,062	1,613,321	1,542,564

Property under capital lease, net of accumulated amortization of $7,631; $5,956 and $5,398, respectively	24,941	26,616	27,174
Other assets	111,941	121,255	112,535
Goodwill and tradename, net of accumulated amortization	183,636	183,827	179,419

TOTAL ASSETS	$5,293,818	$4,396,767	$4,448,177

LIABILITIES
Current liabilities:
Current installments of long-term debt	$99,991	$5,000	$5,000
Obligation under capital lease due within one year	1,550	1,460	1,431
Accounts payable	1,569,982	960,382	1,156,506
Accrued expenses and other current liabilities	920,135	723,678	738,478

Total current liabilities	2,591,658	1,690,520	1,901,415

Other long-term liabilities	377,233	337,721	341,228
Non-current deferred income taxes, net	176,354	123,817	90,374
Obligation under capital lease, less portion due within one year	26,354	27,528	27,904
Long-term debt, exclusive of current installments	571,697	664,793	661,977
Commitments and contingencies	—	—	—
SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 481,872,560; 499,181,639 and 502,771,995 shares, respectively	481,873	499,182	502,772
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(21,569)	(13,584)	(9,972)
Unearned stock compensation	(11,314)	(12,310)	(12,704)
Retained earnings	1,101,532	1,079,100	945,183

Total shareholders’ equity	1,550,522	1,552,388	1,425,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,293,818	$4,396,767	$4,448,177

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 30,	October 25,
	2004	2003
Cash flows from operating activities:
Net income	$487,209	$419,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,082	171,054
Property disposals	2,214	7,187
Deferred income tax provision	54,550	48,114
Amortization of unearned stock compensation	6,878	7,220
Tax benefit of employee stock options	12,235	8,058
Changes in assets and liabilities:
(Increase) in accounts receivable	(50,302)	(36,807)
(Increase) in merchandise inventories	(814,502)	(651,834)
(Increase) in prepaid expenses and other current assets	(25,221)	(24,792)
Increase in accounts payable	598,729	323,239
Increase in accrued expenses and other liabilities	201,110	37,150
Other, net	16,615	20,856

Net cash provided by operating activities	694,597	329,071

Cash flows from investing activities:
Property additions	(286,414)	(311,322)
Proceeds from repayments on note receivable	484	450

Net cash (used in) investing activities	(285,930)	(310,872)

Cash flows from financing activities:
Payments on capital lease obligation	(1,084)	(1,001)
Principal payments on long-term debt	(5,002)	(15,000)
Cash payments for repurchase of common stock	(490,909)	(389,953)
Proceeds from sale and issuance of common stock, net	48,492	32,681
Cash dividends paid	(61,715)	(51,289)

Net cash (used in) financing activities	(510,218)	(424,562)

Effect of exchange rate changes on cash	(1,441)	1,655

Net (decrease) in cash and cash equivalents	(102,992)	(404,708)
Cash and cash equivalents at beginning of year	246,403	492,330

Cash and cash equivalents at end of period	$143,411	$87,622

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The results for the first nine months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in TJX’s Annual Report on Form 10-K for the year ended January 31, 2004.

3.	TJX’s cash payments for interest and income taxes are as follows:

	Thirty-Nine Weeks Ended
	October 30,	October 25,
	2004	2003
	(In thousands)
Cash paid for:
Interest on debt	$13,574	$14,505
Income taxes	$219,780	$157,017

4.	We have a reserve for future obligations of discontinued operations that relates primarily to real estate leases of the former House2Home, Zayre Stores and Hit or Miss divisions, for which TJX is an original lessee or guarantor. These discontinued operations are either in liquidation or have been liquidated by third parties.

When the discontinued operations were sold to third parties, TJX generally remained secondarily liable with respect to lease obligations if the purchasers failed to perform, unless circumstances terminated or reduced TJX’s potential liability. The reserve reflects TJX’s estimation of its cost for claims that have been, or are likely to be, made against TJX after mitigation of the number and cost of lease obligations.

At October 30, 2004, substantially all of the House2Home, Zayre Stores and Hit or Miss leases that were rejected in their respective bankruptcies and for which the landlords asserted liability against TJX had been resolved as a result of negotiated buyouts, assignments to third parties, leasing for TJX’s own use or for sublease and lease expirations. It is possible that there will be future costs for other leases from these discontinued operations that have not been terminated or expired, but TJX does not expect any such costs to be material. We do not expect to incur any material costs related to our discontinued operations for leases that have been resolved, or for other leases, in excess of our reserve.

The reserve for discontinued operations as of October 30, 2004 and October 25, 2003 is summarized below:

	Thirty-Nine Weeks Ended
	October 30,	October 25,
	2004	2003
	(In thousands)
Balance at beginning of year	$17,518	$55,361
Additions to the reserve	2,254	—
Charges against the reserve:
Lease-related obligations	(5,025)	(25,400)
All other (charges)/credits	(213)	(182)

Balance at end of period	$14,534	$29,779

During the second quarter ended July 31, 2004, we received a $2.3 million creditor recovery in the House2Home bankruptcy. The receipt of these proceeds was offset by a $2.3 million addition to our reserve. We expect to receive some additional creditor recovery, but the amount has not yet been determined.

We may also be contingently liable on up to 20 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

5.	TJX’s comprehensive income for the periods ended October 30, 2004 and October 25, 2003 is presented below:

	Thirteen Weeks Ended
	October 30,	October 25,
	2004	2003
	(In thousands)
Net income	$200,855	$182,833
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	9,539	9,016
Gain (loss) on hedge contracts, net of related tax effects	(16,459)	(6,949)

Comprehensive income	$193,935	$184,900

	Thirty-Nine Weeks Ended
	October 30,	October 25,
	2004	2003
	(In thousands)
Net income	$487,209	$419,626
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	9,609	12,601
Gain (loss) on hedge contracts, net of related tax effects	(17,594)	(19,409)

Comprehensive income	$479,224	$412,818

6.	The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	October 30,	October 25,
	2004	2003
	(In thousands except
	per share amounts)
Net income	$200,855	$182,833
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	484,513	505,904
Dilutive effect of stock options and awards	5,502	5,158

Average common shares outstanding for diluted EPS	490,015	511,062

Net income:
Basic earnings per share	$.41	$.36
Diluted earnings per share	$.41	$.36

	Thirty-Nine Weeks Ended
	October 30,	October 25,
	2004	2003
	(In thousands except
	per share amounts)
Net income	$487,209	$419,626
Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	491,163	510,826
Dilutive effect of stock options and awards	6,900	4,327

Average common shares outstanding for diluted EPS	498,063	515,153

Net income:
Basic earnings per share	$.99	$.82
Diluted earnings per share	$.98	$.81

The weighted average common shares for the diluted earnings per share calculation excludes the incremental effect related to outstanding stock options when the exercise price of the option is greater than the related period’s average price of TJX’s common stock. There were 286,200 such options excluded for the thirteen week calculation as of October 30, 2004, and 211,200 such options were excluded for the thirty-nine week calculation as of October 30, 2004. There were no such options excluded for the quarter ended October 25, 2003 and 22.9 million options were excluded for the nine months ended October 25, 2003.

In February 2001, TJX issued $517.5 million zero coupon convertible subordinated notes. The notes are convertible into 16.9 million shares of common stock of TJX if the sale price of our stock reaches certain levels or other contingencies are met. The 16.9 million shares were excluded from the diluted earnings per share calculation in all periods presented because criteria for conversion had not been met. In October 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus that EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” is effective for reporting periods ending after December 15, 2004. EITF Issue No. 04-08 requires that shares associated with contingently convertible debt be included in diluted earnings per share computations regardless of whether contingent conversion conditions have been met. Inclusion of these shares in the calculation of our diluted earnings per share for the fiscal quarters ended October 30, 2004 and October 25, 2003 would reduce our earnings per share by approximately $.01, and for the nine months ended October 30, 2004 and October 25, 2003 earnings per share would be reduced by approximately $.03 and $.02, respectively.

7.	During the third quarter ended October 30, 2004, TJX repurchased and retired 7.9 million shares of its common stock at a cost of $172.0 million. For the nine months ended October 30, 2004, TJX repurchased and retired 20.8 million shares at a cost of $480.5 million. During May 2004, we completed our $1 billion stock repurchase program and announced a new $1 billion stock repurchase program. Through October 30, 2004, under the current $1 billion stock repurchase program, TJX had repurchased 13.3 million shares at a cost of $299.2 million.

8.	TJX evaluates the performance of its segments based on “segment profit or loss” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is financial information on TJX’s business segments (in thousands):

	Thirteen Weeks Ended
	October 30,	October 25,
	2004	2003
Net sales:
Marmaxx	$2,671,889	$2,537,299
Winners and HomeSense	351,347	284,570
T.K. Maxx	335,828	243,296
HomeGoods	248,738	219,232
A.J. Wright	128,688	103,055
Bob’s Stores	80,860	—

	$3,817,350	$3,387,452

Segment profit (loss):
Marmaxx	$284,329	$264,878
Winners and HomeSense	39,002	36,295
T.K. Maxx	29,828	17,507
HomeGoods	11,753	16,438
A.J. Wright	(5,773)	(1,913)
Bob’s Stores	(2,392)	—

	356,747	333,205
General corporate expense	22,489	25,944
Interest expense, net	7,134	7,230

Income before provision for income taxes	$327,124	$300,031

	Thirty-Nine Weeks Ended
	October 30,	October 25,
	2004	2003
Net sales:
Marmaxx	$7,535,275	$6,988,848
Winners and HomeSense	913,538	732,147
T.K. Maxx	874,501	630,470
HomeGoods	697,249	589,269
A.J. Wright	357,796	281,607
Bob’s Stores	206,015	—

	$10,584,374	$9,222,341

Segment profit (loss):
Marmaxx	$758,825	$650,563
Winners and HomeSense	84,496	66,226
T.K. Maxx	41,304	26,607
HomeGoods	16,288	27,084
A.J. Wright	(11,965)	(2,419)
Bob’s Stores	(9,373)	—

	879,575	768,061
General corporate expense	64,071	60,308
Interest expense, net	20,710	21,436

Income before provision for income taxes	$794,794	$686,317

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

(“FASB”) issued a proposed statement entitled “Share-Based Payment” that would amend SFAS No. 123 and require the expensing of options and other stock-based compensation. Until the FASB adopts final rules, we are continuing to account for stock-based compensation in accordance with APB Opinion No. 25. We grant options at fair market value on the date of the grant; accordingly, no compensation expense has been recognized for any stock options issued. Compensation expense for stock-based compensation determined in accordance with SFAS No. 123, net of related income tax effect, would have amounted to $17.7 million and $14.5 million for the fiscal quarters ended October 30, 2004 and October 25, 2003, respectively, and $46.0 million and $40.9 million for the nine months ended October 30, 2004 and October 25, 2003, respectively.

Presented below are the unaudited pro forma net income and related earnings per share showing the effect that stock-based compensation expense, determined in accordance with SFAS No. 123, would have on reported results (dollars in thousands except per share amounts):

	Thirteen Weeks Ended
	October 30,	October 25,
	2004	2003
Net income, as reported	$200,855	$182,833
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,278	1,447
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,691)	(14,470)

Pro forma net income	$184,442	$169,810

Earnings per share:
Basic – as reported	$.41	$.36
Basic – pro forma	$.38	$.34
Diluted – as reported	$.41	$.36
Diluted – pro forma	$.38	$.33

	Thirty-Nine Weeks Ended
	October 30,	October 25,
	2004	2003
Net income, as reported	$487,209	$419,626
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,127	4,332
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(46,000)	(40,905)

Pro forma net income	$445,336	$383,053

Earnings per share:
Basic – as reported	$.99	$.82
Basic – pro forma	$.91	$.75
Diluted – as reported	$.98	$.81
Diluted – pro forma	$.91	$.74

10.	The following represents the net periodic pension and postretirement benefit costs and related components for the thirty-nine weeks ended October 30, 2004 and October 25, 2003 (in thousands):

	Pension		Pension		Postretirement
	(Funded Plan)		(Unfunded Plan)		Medical
	October 30,	October 25,	October 30,	October 25,	October 30,	October 25,
	2004	2003	2004	2003	2004	2003
Service cost	$20,953	$16,716	$963	$860	$3,060	$2,557
Interest cost	12,806	11,317	2,072	2,005	1,749	1,628
Expected return on plan assets	(16,190)	(12,706)	—	—	—	—
Amortization of transition obligation	—	—	56	56	—	—
Amortization of prior service cost	43	43	356	270	249	249
Recognized actuarial losses	4,731	6,990	1,340	3,017	98	51

Total expense	$22,343	$22,360	$4,787	$6,208	$5,156	$4,485

TJX made voluntary funding contributions in the fiscal years ended in January 2004 and 2003. We do not anticipate any required funding for our current fiscal year, but we may make a voluntary contribution.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides a federal subsidy to sponsors of retiree health care benefits if the benefit they provide is at least actuarially equivalent to Medicare Part D. The FASB issued a FASB Staff Position (FSP FAS 106-2) entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Company has not yet been able to determine if its plan is actuarially equivalent (since final rules have not yet been issued) to Medicare Part D and the above Postretirement medical cost does not reflect any federal subsidy. We do not expect that any subsidy for which we may qualify will be material.

11.	At October 30, 2004, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts.

The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed rate obligation to a floating rate obligation. TJX has designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at October 30, 2004, excluding the estimated net interest receivable, was a liability of $1.9 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $1.9 million.

12.	In March 2002, we entered into a $370 million five-year revolving credit facility, and in March 2004, we renewed our $330 million 364-day revolving credit facility with substantially all of the terms and conditions of the original facility unchanged. Combined availability under our revolving credit facilities at October 30, 2004 and October 25, 2003 was $700 million, and we were undrawn on both facilities.

13.	Accrued expenses and other current liabilities as of October 30, 2004 include $95 million of checks outstanding in excess of the book balance in certain cash accounts. These are zero balance cash accounts maintained with certain financial institutions that we fund as checks clear and for which no right of offset exists.

14.	Effective with the third quarter ended October 30, 2004, we have begun to accrue for inventory purchase obligations at the time the inventory is shipped rather than when received and accepted by TJX. We will include this accrual in all future periods. As a result, we have recorded a $202 million increase to merchandise inventory on our balance sheet as of October 30, 2004, to reflect this in-transit inventory, as well as an equal increase to accounts payable at that date. This accrual for inventory in transit affects only the reported levels of inventory and accounts payable on the balance sheet, and has no impact on our operating results, cash flows, liquidity or shareholders’ equity.

15.	Certain amounts in the financial statements of the prior period have been reclassified for comparative purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 30, 2004
Versus
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 25, 2003

Results of Operations

Overview: Highlights of our financial performance for third quarter and nine months ended October 30, 2004, include the following:

•	Net sales increased 13% to $3.8 billion for the third quarter and 15% to $10.6 billion for the nine months.

•	Consolidated same store sales increased 4% for the third quarter and 5% on a year-to-date basis.

•	We continued to grow our business, with stores in operation at October 30, 2004 up 8% from a year ago, excluding our acquisition in December 2003 of 31 Bob’s Stores.

•	Our third quarter pre-tax margin (the ratio of pre-tax income to net sales) declined from 8.9% last year to 8.6% in the current year. The decline was driven by cost of sales, including buying and occupancy costs, which increased .2% as a percent of sales over last year, and selling, general and administrative costs which were up .1% as a percent of sales over the prior year.

•	Year-to-date, our pre-tax margin improved from 7.4% last year to 7.5% in the current year, primarily due to selling, general and administrative expense leverage on our 5% same store sales increase.

•	Net income was $201 million for the quarter, 10% above last year’s third quarter. Diluted earnings per share, which reflect the benefits of our stock repurchase program, was $.41 per share for the third quarter, 14% above last year.

•	Net income increased 16% to $487 million and diluted earnings per share increased 21% to $.98 for the nine-month period.

•	Strong cash flow from operations allowed us to actively pursue our stock buyback program while simultaneously funding our capital investment needs. During the third quarter, we repurchased 7.9 million shares at a cost of $172.0 million and, for the year-to-date period, we repurchased 20.8 million shares at a cost of $480.5 million.

•	Average per store inventories, including inventory on hand at our distribution centers, as of October 30, 2004 were 4% above the prior year. Our liquid inventory position enhances our ability to take advantage of buying opportunities in the marketplace as we enter the fourth quarter of fiscal 2005.

The following is a summary of the operating results of TJX at the consolidated level. This discussion is followed by an overview of operating results by segment. All references to earnings per share are diluted earnings per share unless otherwise indicated.

Net sales: Consolidated net sales for the quarter ended October 30, 2004 were $3,817.4 million, up 13% from $3,387.5 million in last year’s third quarter. Consolidated net sales for last year’s third quarter ended October 25, 2003 increased 11% over the comparable prior-year period. The 13% increase in net sales for the third quarter ended October 30, 2004 includes 7% from new stores, 4% from same store sales, and 2% from the acquisition of Bob’s Stores. Bob’s Stores was acquired on December 24, 2003, and was therefore not included in our results last year. The increase in consolidated net sales for last year’s third quarter included 9% from new stores and 2% from same store sales. Same store sales for the quarters ended October 30, 2004 and October 25, 2003 benefited by approximately 1 to 1 ½ percentage points from foreign currency exchange rates.

On a year-to-date basis, consolidated net sales for the nine months ended October 30, 2004 were $10,584.4 million, up 15% from $9,222.3 million in last year’s comparable period. This 15% increase in net sales includes 8% from new stores, 5% from same store sales, and 2% from the acquisition of Bob’s Stores. Last year, for the nine months ended October 25, 2003, consolidated net sales increased 9% over the comparable prior year period. This 9% increase in net sales includes 8% from new stores and 1% from same store sales growth. Same store sales for the nine months ended October 30, 2004 and October 25, 2003 benefited by approximately 1 to 1 ½ percentage points from foreign currency exchange rates.

Overall sales for both the three and nine month periods ended October 30, 2004 reflect strong demand for jewelry and accessories, women’s apparel and footwear, partially offset by weaker demand for men’s apparel and home fashions categories. Sales in the year-to-date period benefited from improved weather patterns earlier in the year compared to last year when the weather was unusually harsh across much of the United States. Sales also benefited from execution of our inventory disciplines as well as buying closer to need. The 292 stores with expanded jewelry/accessories departments at T.J. Maxx and the 61 stores with expanded footwear departments at Marshalls are significant factors in the same store sales increase for the periods ended October 30, 2004.

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

The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 25,	October 30,	October 25,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	74.8	74.6	75.6	75.6
Selling, general and administrative expenses	16.4	16.3	16.7	16.8
Interest expense, net	.2	.2	.2	.2

Income before provision for income taxes	8.6%	8.9%	7.5%	7.4%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, increased by .2% for the quarter ended October 30, 2004 and was unchanged on a year-to-date basis, as compared to the same periods last year. The increase in this ratio for the quarter reflects a .6% increase in our combined buying and occupancy costs as a percentage of net sales. This increase was partially offset by improvement in merchandise margin of .4%. Year-to-date, improved merchandise margins reduced our consolidated cost of sales ratio by approximately .4%, but were offset by higher buying and occupancy costs as a percent of sales. The increase in buying and occupancy costs as a percentage of net sales in both periods is largely due to the increased share that divisions other than Marmaxx have as a percentage to our consolidated results, and the investments we have made in these divisions. Marmaxx’s cost ratio for buying and occupancy costs is generally less than that of the other divisions, and is essentially flat to last year for the year-to-date period.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, increased .1% over the third quarter last year. The increase in this ratio for the third quarter, as compared to last year, reflects an increase of .2% due to the inclusion of Bob’s Stores in this year’s consolidated results. Bob’s Stores operates with a higher advertising cost ratio than our typical off-price divisions. The levering of expenses due to our strong third quarter sales performance as well as disciplined expense management during the period helped to partially offset the increase in this expense ratio attributable to Bob’s Stores. Selling, general and administrative expenses as a percentage of net sales, for the year-to-date period, decreased by .1% from last year’s comparable period. This improvement in the ratio reflects the levering effect of our strong year-to-date sales performance as well as disciplined expense management.

Interest expense, net: Interest expense, net of interest income, for both periods ended October 30, 2004 is comparable to the prior year periods. Both periods reflect reduced interest costs due to the favorable impact of interest rate swap agreements which we entered into in the latter part of last year’s second quarter.

Income taxes: Our effective income tax rate was 38.6% and 38.7% for the three and nine months ended October 30, 2004, as compared to 39.1% and 38.9% for the three and nine months ended October 25, 2003, respectively. Last year’s higher rates include the impact of a foreign currency exchange loss on the deferred tax liability associated with Winners unrepatriated earnings.

The American Jobs Creation Act of 2004 (AJCA) enacted on October 22, 2004 will allow companies to repatriate up to $500 million of undistributed foreign earnings in fiscal 2006 at an effective rate of 5.25%. The Company is evaluating the impact of the act on TJX and whether it will utilize this benefit.

Net income: Net income for this year’s third quarter was $200.9 million, or $.41 per diluted share, versus $182.8 million, or $.36 per diluted share, in last year’s third quarter. Net income for the nine months ended October 30, 2004 was $487.2 million, or $.98 per diluted share, compared to $419.6 million, or $.81 per diluted share last year. The increase in earnings per share, on a percentage basis, increased more than the related earnings as a result of the impact of our share repurchase program.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 25,	October 30,	October 25,
	2004	2003	2004	2003
Marmaxx
Net sales	$2,671.9	$2,537.3	$7,535.3	$6,988.8
Segment profit	$284.3	$264.9	$758.8	$650.6
Segment profit as percentage of net sales	10.6%	10.4%	10.1%	9.3%
Percent increase (decrease) in same store sales	2%	0%	3%	(1)%
Stores in operation at end of period			1,462	1,408

Marmaxx had a 2% same store sales increase for the third quarter ended October 30, 2004, and a 3% increase in same store sales for the nine months ended October 30, 2004, over the comparable periods last year. Same store sales growth in the third quarter was driven by the continuation of strong sales in our jewelry, accessories and footwear categories. Sales of women’s sportswear were also strong in the third quarter. Sales for men’s apparel and home fashions continued to be soft in the third quarter. Same store sales also benefited significantly from the T.J. Maxx stores in which we have expanded the space allocated to jewelry and accessories and the Marshalls stores where we have expanded the footwear category. Segment profit for the third quarter grew 7% to $284.3 million. Segment profit margin for the quarter ended October 30, 2004 was .2% above last year’s third quarter. Marmaxx continued to execute its inventory management strategies leading to a .7% increase in third quarter merchandise margins, primarily due to improved initial markon. This improvement was partially offset by an increase in store payroll and benefit costs of .4% of sales, primarily due to additional costs relating to the expansion of the jewelry/accessories and footwear departments. This increase in the store payroll and benefits cost ratio, as well as an increase in occupancy costs of .1% as a percentage of sales, also reflects the negative impact on the ratio of expenses to sales of a 2% increase in same store sales for the third quarter.

For the nine months ended October 30, 2004 segment profit grew 17% to $758.8 million over the comparable prior year period and segment profit margin grew from 9.3% to 10.1%. The increase in segment profit margin on a year-to-date basis reflects improved merchandise margins and expense leverage for the nine-month period. Merchandise margin improved .6%, primarily due to improved initial markon as a result of effective execution of our merchandising and inventory management strategies. The balance of the growth in the segment profit margin reflects expense leverage as a result of disciplined cost management.

Last year’s segment profit for the nine months ended October 25, 2003 was adversely affected by higher second quarter markdowns as well as increased distribution costs associated with the opening of a new T.J. Maxx distribution center in Pittston, PA.

As of October 30, 2004, average per store inventories, including inventory on hand at our distribution centers, were up 1% compared to the end of the third quarter last year. This inventory position gives us the ability to take advantage of buying opportunities in the marketplace as we enter the holiday selling season.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 25,	October 30,	October 25,
	2004	2003	2004	2003
Winners and HomeSense
Net sales	$351.3	$284.6	$913.5	$732.1
Segment profit	$39.0	$36.3	$84.5	$66.2
Segment profit as percentage of net sales	11.1%	12.8%	9.2%	9.0%
Percent increase in same store sales:
U.S. currency	10%	23%	13%	16%
Local currency	4%	6%	7%	3%
Stores in operation at end of period:
Winners			167	159
HomeSense			39	24

Total Winners and HomeSense			206	183

Same store sales (in local currency) for Winners and HomeSense increased by 4% during this year’s third quarter, and 7% for the nine months ended October 30, 2004. Net sales grew 23% for the third quarter and 25% for the nine month period. Winners’ segment profit for the quarter was negatively impacted by approximately $1.5 million due to currency exchange rates. Winners’ segment profit margin for the third quarter was reduced by 1% due to the negative currency impact and by a .8% reduction in merchandise margin, primarily due to increased markdowns. For the nine month period, segment profit increased 28% over last year. The growth in segment profit was primarily due to strong same store sales increases and improved merchandise margins, which increased .6% as a percentage of sales, primarily due to improved initial markon, reflecting solid execution of our merchandising strategies. The growth in segment profit margin for the year-to-date period reflects these improved merchandise margins, offset in part by an increase of .3% in distribution costs. Currency exchange rates did not have a significant impact on the year-to-date growth in segment profit.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 25,	October 30,	October 25,
	2004	2003	2004	2003
T.K. Maxx
Net sales	$335.8	$243.3	$874.5	$630.5
Segment profit	$29.8	$17.5	$41.3	$26.6
Segment profit as percentage of net sales	8.9%	7.2%	4.7%	4.2%
Percent increase in same store sales:
U.S. currency	15%	13%	16%	15%
Local currency	4%	8%	3%	7%
Stores in operation at end of period			160	143

T.K. Maxx’s same store sales (in local currency) increased 4% for this year’s third quarter and 3% for the nine month period over the same periods in the prior year. Segment profit for this year’s third quarter increased 70% over the prior year’s third quarter and increased 55% for the nine month period ended October 30, 2004, over the same period last year. Currency exchange rates contributed approximately one-quarter of the year-over-year growth in segment profit for the third quarter and contributed approximately one-third of the year-over-year growth for the nine-month period. The increase in segment profit margins for both periods ended October 30, 2004 is due to improved expense ratios (as a percent of sales) across numerous areas of the business. The third quarter also reflects the benefit a 4% same store sales increase had on expense ratios and both periods reflect the strong performance from new stores and disciplined expense management.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 25,	October 30,	October 25,
	2004	2003	2004	2003
HomeGoods
Net sales	$248.7	$219.2	$697.2	$589.3
Segment profit	$11.8	$16.4	$16.3	$27.1
Segment profit as percentage of net sales	4.7%	7.5%	2.3%	4.6%
Percent increase (decrease) in same store sales	(1)%	2%	1%	1%
Stores in operation at end of period			206	175

HomeGoods total sales increased 13% and same store sales decreased 1% for the quarter ended October 30, 2004 over last year’s third quarter. On a year-to-date basis, total sales increased 18% and same store sales increased 1% over the comparable period last year. Sales for both the quarter and year-to-date periods were negatively impacted by an unfavorable merchandise mix, leading to higher markdowns. Segment profit declined for each of the periods ended October 30, 2004, primarily due to lower merchandise margins, which decreased by 1.5% in the quarter and 1.6% in the year-to-date period. The lower merchandise margins were primarily driven by the higher markdowns. Segment profit and margins were also impacted by an increase in occupancy costs and distribution center costs as a percentage of net sales due to the negative impact on expense ratios of low same store sales, partially offset by improvements in administrative expenses and preopening costs as a percentage of sales.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 25,	October 30,	October 25,
	2004	2003	2004	2003
A.J. Wright
Net sales	$128.7	$103.1	$357.8	$281.6
Segment profit (loss)	$(5.8)	$(1.9)	$(12.0)	$(2.4)
Segment profit (loss) as percentage of net sales	(4.5)%	(1.9)%	(3.3)%	(.9)%
Percent increase in same store sales	3%	14%	5%	11%
Stores in operation at end of period			121	95

A.J. Wright’s same store sales for the quarter ended October 30, 2004 increased 3% on top of a very strong 14% increase in the prior year. Sales were impacted by a weak trend early in the quarter. However, as we moved through the quarter the trend improved, with same store sales down 3% in August but increasing 5% and 7% in September and October, respectively, as the division repositioned its merchandise mix to offer better values to its customer base. On a year-to-date basis, same store sales increased 5%. We believe the A.J. Wright customer is more sensitive to economic factors such as higher gas prices and tax rebates, and that this has had an impact on sales. Segment profit margins for each of the periods ended October 30, 2004, reflect lower merchandise margins, principally due to higher markdown activity, as well as higher occupancy and distribution costs. Distribution costs were impacted by expense increases relating to A.J. Wright’s new distribution facility in Indiana. Segment profit (loss) for the nine months ended October 25, 2003, included a $1.7 million gain from a store closing.

Bob’s Stores

This was the third full quarter for Bob’s Stores as a TJX division. Bob’s Stores now operates 33 stores and recorded third quarter net sales of $80.9 million and a segment loss of $2.4 million. For the nine months ended October 30, 2004, Bob’s had net sales of $206.0 million and a segment loss of $9.4 million.

General corporate expense

General corporate expense for segment reporting purposes are those costs not specifically related to the operations of our business segments, and is included in selling, general and administrative expenses. General corporate expense decreased 13% to $22.5 million for the third quarter ended October 30, 2004 and increased 6% to $64.1 million for the year-to-date period. The decrease in general corporate expense for the third quarter ended October 30, 2004, reflects the impact of reduced foreign exchange losses as compared to the comparable period last year. General corporate expense includes approximately $2 million in foreign exchange losses for the quarter ended October 30, 2004, and approximately $9 million in losses for the quarter ended October 25, 2003. On a year to date basis lower foreign exchange losses in the period ended October 30, 2004, as compared to the prior year reduced general corporate expense by approximately $6 million. This reduction however is offset by increased audit fees, restricted stock expense and start up costs of the e-commerce businesses. The additional foreign exchange losses in the prior year periods include unrealized losses relating to the fair value of derivative contracts designed as an economic hedge of certain inventory purchases of our foreign divisions. The actual gains or losses on these contracts were allocated to the appropriate division when the contracts were settled. Effective with the period ended January 31, 2004, we began including the unrealized value of these contracts within the individual segments.

Financial Condition

Operating activities for the nine months ended October 30, 2004 provided cash of $694.6 million while operating activities for the nine months ended October 25, 2003 provided cash of $329.1 million. Of this $365.5 million increase in cash flows from operating activities, $101.6 million was due to an increase in net income and depreciation expense. In addition, the net change in inventory and accounts payable from year-end levels had a favorable impact on cash from operations of $112.8 million for the nine months ended October 30, 2004 as compared to the prior year. Effective with the third quarter ended October 30, 2004, we have begun to accrue for inventory obligations at the time inventory is shipped rather than when received and accepted by TJX. See Note 14 to the consolidated interim financial statements. This accrual as of October 30, 2004 increased both inventory and accounts payable by $202 million and thus had no impact on cash flow from operations. Average per-store inventories, including inventory on hand at our distribution centers, as of October 30, 2004 increased by 25% from January 2004 year-end levels which compares to an inventory per store level as of October 25, 2003 that increased 32% from January 2003 year-end levels. This additional increase in last year’s inventory levels resulted in a greater use of cash in that period. The net increase in accrued expenses and other current liabilities for the nine months ended October 30, 2004 reflects the impact of classifying as a current liability $95 million of checks outstanding in excess of the book balance in certain cash accounts. These are zero-balance cash accounts maintained with certain financial institutions which we fund as checks clear, and for which no other right of offset exists.

Investing activities relate primarily to property additions for new stores, store improvements and renovations and expansion of our distribution network.

Financing activities for the period ended October 30, 2004, include cash expenditures of $490.9 million for the repurchase of common stock as compared to $390.0 million last year. During May 2004, we completed our $1 billion stock repurchase program and announced our intention to repurchase up to an additional $1 billion of common stock. Since the inception of the new $1 billion stock repurchase program, through October 30, 2004, we had repurchased 13.3 million shares at a total cost of $299.2 million. During the quarter ended October 30, 2004, we repurchased and retired 7.9 million shares at a cost $172.0 million.

In March 2002, we entered into a $370 million five-year revolving credit facility and in March 2004 we renewed our $330 million, 364-day revolving credit facility with substantially all of the terms and conditions of the original facility unchanged. Combined availability under our revolving credit facilities at October 30, 2004 and October 25, 2003 was $700 million, and we were undrawn on both facilities. We believe our internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.

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

Item 4 Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 30, 2004 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in internal controls over financial reporting during the fiscal quarter ended October 30, 2004 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2005 and the average price paid per share is as follows:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
			as Part of	May Yet be
	Number of Shares	Average Price	Publicly Announced	Purchased Under
	Repurchased	Paid Per Share	Plan or Program	Plans or Programs
August 1, 2004 through August 28, 2004	2,925,000	$21.37	2,925,000	$810,290,942
August 29, 2004 through October 2, 2004	3,286,200	$21.93	3,286,200	$738,225,805
October 3, 2004 through October 30, 2004	1,668,900	$22.40	1,668,900	$700,840,782
Total:	7,880,100		7,880,100

In May 2004 we completed our $1 billion share repurchase program announced in 2002, and on May 24, 2004 we announced a new $1 billion share repurchase program. As of October 30, 2004, we had repurchased 13.3 million shares at a cost of $299.2 million under our $1 billion share repurchase program announced in May 2004.

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

Item 6(b) Reports on Form 8-K

On August 17, 2004 the Company furnished to the Commission a current report on Form 8-K appending a press release issued on August 17, 2004 which included financial results of The TJX Companies, Inc. for the quarter ended July 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.

(Registrant)

Date: December 9, 2004

/s/ Jeffrey G. Naylor

Jeffrey G. Naylor, Senior Executive Vice President -
Finance, on behalf of The TJX Companies, Inc. and as
Principal Financial and Accounting Officer of
The TJX Companies, Inc.