Form 10-K
period 2005-01-29
TJX COMPANIES INC /DE/
filed 2005-03-30
CIK 109198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K
/X/          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
/ /          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2005	Commission file number 1-4908
The TJX Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2207613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

770 Cochituate Road Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 390-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $1.00	Name of each exchange on which registered New York Stock Exchange

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
YES [X]       NO [ ]
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES [X] NO [ ]
      The aggregate market value of the voting common stock held by non-affiliates of the Registrant on July 31, 2004 was $11,420,069,284.
      There were 480,699,154 shares of the Registrant’s common stock, $1.00 par value, outstanding as of January 29, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2005 (Part III).

Part I

ITEM 1.	BUSINESS
       We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. Our seven off-price chains are synergistic in their philosophies and operating platforms. We sell off-price family apparel and home fashions through our T.J. Maxx, Marshalls and A.J. Wright chains in the United States, our Winners chain in Canada, and our T.K. Maxx chain in the United Kingdom and Ireland. We sell off-price home fashions through our HomeGoods chain in the United States and our Canadian HomeSense chain, operated by Winners. The target customer for all of our off-price chains, except A.J. Wright, is the middle to upper-middle income shopper, with the same profile as a department or specialty store customer. A.J. Wright targets the moderate income customer. Bob’s Stores, acquired in December 2003, is a value-oriented, branded apparel chain based in the Northeast United States that offers casual, family apparel. Bob’s Stores’ target customer demographic spans the moderate to upper-middle income bracket.
       Our off-price mission is to deliver an exciting, fresh and rapidly changing assortment of brand-name merchandise at excellent values to our customers. We define value as the combination of quality, brand, fashion and price. With over 400 buyers and over 10,000 vendors worldwide and over 2,200 stores, we believe we are well positioned to continue accomplishing this goal. Our key strengths include:

—	expertise in off-price buying
—	substantial buying power
—	synergistic businesses with flexible business model
—	solid relationships with many manufacturers and other merchandise suppliers
—	deep organization with decades of experience in off-price retailing
—	inventory management systems and distribution networks specific to our off-price business model
—	financial strength and an excellent credit rating
       As an off-price retailer, we offer quality, name brand and designer family apparel and home fashions every day at substantial savings from comparable department and specialty store regular prices. We can offer these everyday savings as a result of our opportunistic buying strategies, disciplined inventory management, including rapid inventory turns, and low expense structure.
       In our off-price concepts, we purchase the majority of our inventory opportunistically. Different from traditional retailers that order goods far in advance of the time they appear on the selling floor, TJX buyers are in the marketplace virtually every week. By maintaining a liquid inventory position, our buyers can buy close to need, enabling them to buy into current market trends and take advantage of the opportunities in the marketplace. Due to the unpredictable nature of consumer demand in the marketplace and the mismatch of supply and demand, we are regularly able to buy the vast majority of our inventory directly from manufacturers, with some merchandise coming from retailers and others. Virtually all of our buys for our off-price concepts are made at discounts from initial wholesale prices. We generally purchase merchandise to sell in the current selling season, with a limited quantity of packaway merchandise that we buy specifically to warehouse and sell in a future selling season. We are willing to purchase less than a full assortment of styles and sizes. We pay promptly and do not ask for typical retail concessions in our off-price chains such as advertising, promotional and markdown allowances or delivery concessions such as drop shipments to stores or delayed deliveries. Our financial strength, strong reputation and ability to sell large quantities of merchandise through a geographically diverse network of stores provide us excellent access to leading branded merchandise. Our opportunistic buying permits us to consistently offer our customers a rapidly changing merchandise assortment at everyday values that are below department and specialty store regular prices.
       We are extremely disciplined in our inventory management, and we rapidly turn the inventory in our off-price chains. We rely heavily on sophisticated, internally developed inventory systems and controls that permit a virtually continuous flow of merchandise into our stores and an expansive distribution infrastructure that supports our close-to-need buying by delivering goods to our stores quickly and efficiently. For example, highly automated storage and distribution systems track, allocate and deliver an average of 11,000 items per week to each T.J. Maxx and Marshalls store. In addition, specialized computer inventory planning, purchasing and monitoring systems, coupled with warehouse storage, processing, handling and shipping systems, permit a continuous evaluation and rapid replenishment of store inventory. Pricing, markdown decisions and store inventory replenishment requirements are determined centrally, using satellite-transmitted information provided by point-of-sale computer terminals and are designed to move inventory through our stores in a timely and disciplined manner. These inventory management and distribution systems allow us to achieve rapid in-store inventory turnover on a vast array of product and sell substantially all merchandise within targeted selling periods.
       We operate with a low cost structure relative to many other retailers. While we seek to provide a pleasant, easy shopping environment with emphasis on customer convenience, we do not spend large amounts on store fixtures. Our selling floor space is flexible and largely free of permanent fixtures, so we can easily expand and contract departments in response to customer demand and available merchandise. Also, our large presence, strong financial position and expertise in the real estate market allow us to obtain favorable lease terms. In our off-price concepts, our advertising budget as a percentage of sales is low compared to traditional department and specialty stores, with our advertising focused on awareness of shopping at our stores rather than promoting particular merchandise. Our high sales-per-square-foot productivity and rapid inventory turnover also provide expense efficiencies.
       With all of our off-price chains operating with the same off-price strategies and systems, we are able to capitalize upon expertise and best practices across our chains, develop associates by transferring them from one chain to another, and grow our various businesses more efficiently and effectively.
       During the fiscal year ended January 29, 2005, we derived 81.4% of our sales from the United States (30.1% from the Northeast, 14.5% from the Midwest, 23.1% from the South, 0.8% from the Central Plains, and 12.9% from the West), 8.6% from Canada, 8.8% from Europe (specifically, in the United Kingdom and Ireland) and 1.2% from Puerto Rico.
       We consider each of our operating divisions to be a segment. The T.J. Maxx and Marshalls store chains are managed as one division, referred to as Marmaxx, and are reported as a single segment. The Winners and HomeSense chains, which operate exclusively in Canada, are also managed as one division and are reported as a single segment. Each of our other store chains, T.K. Maxx, HomeGoods, A.J. Wright and Bob’s Stores are reported as separate segments. More detailed information about our segments can be found in Note N to the consolidated financial statements.
       Unless otherwise indicated, all store information is as of January 29, 2005, and references to store square footage are to gross square feet. Fiscal 2003 means the fiscal year ended January 25, 2003, fiscal 2004 means the fiscal year ended January 31, 2004, fiscal 2005 means the fiscal year ended January 29, 2005, and fiscal 2006 means the fiscal year ending January 28, 2006. Our business is subject to seasonal influences, which causes us generally to realize higher levels of sales and income in the second half of the year. This is common in the apparel retail business.
T.J. MAXX AND MARSHALLS
       T.J. Maxx is the largest off-price retail chain in the United States, with 771 stores in 48 states. Marshalls is the second-largest off-price retailer in the United States, with 683 stores in 42 states, as well as 14 stores in Puerto Rico. We maintain the separate identities of the T.J. Maxx and Marshalls stores through product assortment and merchandising, marketing and store appearance. This encourages our customers to shop at both chains.
       T.J. Maxx and Marshalls primarily target female shoppers who have families with middle to upper-middle incomes and who generally fit the profile of a department or specialty store customer. These chains operate with a common buying and merchandising organization and have consolidated administrative functions, including finance and human resources. The combined organization, known internally as The Marmaxx Group, offers us increased leverage to purchase merchandise at favorable prices and allows us to operate with a lower cost structure. These advantages are key to our ability to sell quality, brand name merchandise at substantial discounts from department and specialty store regular prices.
       T.J. Maxx and Marshalls sell quality, brand name merchandise at prices generally 20%-60% below department and specialty store regular prices. Both chains offer family apparel, accessories, giftware, and home fashions. Within these broad categories, T.J. Maxx offers a shoe assortment for women and fine jewelry, while Marshalls offers a full-line footwear department and a larger men’s department. In fiscal 2005, T.J. Maxx continued to roll out expanded jewelry and accessories departments and Marshalls continued to add expanded footwear departments, based on customers’ enthusiastic response to our testing these expanded departments in fiscal

2004. We believe these expanded offerings further differentiate the shopping experience at T.J. Maxx and Marshalls, driving traffic to both chains and we expect to continue rolling out these expanded departments.
       In fiscal 2005, we launched a T.J. Maxx e-commerce website. We designed this website to offer online customers a shopping experience similar to that of shopping in our stores. Our website offers a rapidly changing selection of quality, brand name fashions priced below department and specialty store regular prices.
       T.J. Maxx and Marshalls stores are generally located in suburban community shopping centers. T.J. Maxx stores average approximately 30,000 square feet. Marshalls stores average approximately 31,000 square feet. We currently expect to add a net of 47 stores in fiscal 2006. Ultimately, we believe that T.J. Maxx and Marshalls together can operate approximately 1,800 stores in the United States and Puerto Rico.
HOMEGOODS
       HomeGoods is our off-price retail chain that sells exclusively home fashions with a broad array of giftware, accent furniture, lamps, rugs, accessories and seasonal merchandise for the home. Many of the HomeGoods stores are stand-alone stores; however, we also combine HomeGoods stores with a T.J. Maxx or Marshalls store in a superstore format. We count the superstores as both a T.J. Maxx or Marshalls store and a HomeGoods store. In fiscal 2005, we tested a superstore format of a HomeGoods store located beside a T.J. Maxx or Marshalls store, with interior passageways providing access between the stores. This configuration is dual-branded with both the T.J. Maxx or Marshalls logo and the HomeGoods logo.
       HomeGoods, like T.J. Maxx, also launched an e-commerce website in fiscal 2005, with a similar off-price approach. The HomeGoods website offers home fashions in rapidly changing assortments priced below department and specialty store regular prices.
       Stand-alone HomeGoods stores average approximately 27,000 square feet. In superstores, which average approximately 52,000 square feet, we dedicate an average of 21,000 square feet to HomeGoods. The 216 stores open at year-end include 120 stand-alone stores and 96 superstores. In fiscal 2006, we plan to add 40 stores, including 21 superstores. We believe that the U.S. market could support approximately 650 HomeGoods stores in the long-term.
WINNERS AND HOMESENSE
       Winners is the leading off-price retailer in Canada, offering off-price brand name women’s apparel and shoes, lingerie, accessories, home fashions, giftware, fine jewelry, menswear and children’s clothing. Winners operates HomeSense, our Canadian off-price home-fashions chain, launched in fiscal 2002. Like our HomeGoods chain, HomeSense offers a wide and rapidly changing assortment of off-price home fashions including giftware, accent furniture, lamps, rugs, accessories and seasonal merchandise. We operate HomeSense in a stand-alone format, as well as a superstore format where a HomeSense store and a Winners store are combined or operate side-by-side.
       We currently operate a total of 168 Winners stores, which average approximately 29,000 square feet and 40 HomeSense stores, which average approximately 24,000 square feet. We expect to add a net of 4 Winners stores and 17 HomeSense stores in fiscal 2006, in both the stand-alone and superstore format. Ultimately, we believe the Canadian market can support approximately 200 Winners stores and approximately 80 HomeSense stores.
T.K. MAXX
       T.K. Maxx is the only major off-price retailer in any European country. T.K. Maxx utilizes the same off-price strategies employed by T.J. Maxx, Marshalls and Winners, and offers the same type of merchandise. We currently operate 170 T.K. Maxx stores in the United Kingdom and Ireland. T.K. Maxx stores average approximately 28,000 square feet. T.K. Maxx opened 22 stores in the United Kingdom and one store in Ireland in fiscal 2005. We currently expect to add a total of 23 stores in the United Kingdom and Ireland in fiscal 2006. We believe that the U.K. and Ireland can support approximately 300 stores in the long term.

A.J. WRIGHT
       A.J. Wright, launched in fiscal 1999, brings our off-price concept to a different demographic customer, the moderate income shopper. A.J. Wright stores offer brand-name family apparel, accessories, footwear, domestics, giftware, including toys and games, and special, opportunistic purchases. A.J. Wright stores average approximately 26,000 square feet. We added a net of 31 A.J. Wright stores in fiscal 2005 and operated 130 stores at fiscal year end. Our store growth in fiscal 2005 included opening five stores in California, our first stores on the West coast. We currently expect to open 25 A.J. Wright stores in fiscal 2006. We believe this developing business offers us the long-term opportunity to open over 1,000 A.J. Wright stores throughout the United States.
BOB’S STORES
       Bob’s Stores offers casual, family apparel and footwear with emphasis on men’s clothing, footwear, workwear, activewear, and licensed team apparel. Bob’s Stores’ customer demographics span the moderate to upper-middle income bracket with a large percentage of male shoppers. With large, high-volume stores, branded apparel selections, a value orientation and a loyal customer base, Bob’s Stores shares many characteristics with our off-price chains. We purchased Bob’s Stores on December 24, 2003 and plan to grow Bob’s Stores slowly in the short-term as we refine the concept. Bob’s Stores average approximately 46,000 square feet. We opened two Bob’s Stores and closed one in fiscal 2005 for a total of 32 Bob’s Stores in the Northeast United States. We expect to open five additional Bob’s Stores in fiscal 2006. We see the potential over time of growing Bob’s Stores to a chain of 400 stores in the United States.

       We operated stores in the following locations as of January 29, 2005:

	T.J. Maxx	Marshalls	HomeGoods*	A.J.Wright	Bob’s Stores

Alabama	14	6	1	-	-
Arizona	8	10	2	-	-
Arkansas	7	-	1	-	-
California	64	89	21	5	-
Colorado	10	6	-	-	-
Connecticut	25	23	9	6	12
Delaware	3	3	1	-	-
District of Columbia	1	-	-	-	-
Florida	53	54	16	-	-
Georgia	29	28	7	-	-
Idaho	5	1	1	-	-
Illinois	35	39	13	10	-
Indiana	13	8	-	8	-
Iowa	6	2	-	-	-
Kansas	5	3	-	-	-
Kentucky	10	4	3	2	-
Louisiana	7	9	-	-	-
Maine	6	3	3	1	-
Maryland	10	19	5	5	-
Massachusetts	45	45	21	18	10
Michigan	30	20	8	10	-
Minnesota	13	11	5	-	-
Mississippi	5	2	-	-	-
Missouri	13	12	6	-	-
Montana	3	-	-	-	-
Nebraska	2	1	-	-	-
Nevada	5	6	3	-	-
New Hampshire	14	8	5	1	3
New Jersey	29	39	18	7	3
New Mexico	3	2	-	-	-
New York	46	49	17	14	3
North Carolina	23	15	6	1	-
North Dakota	3	-	-	-	-
Ohio	36	17	8	15	-
Oklahoma	3	1	-	-	-
Oregon	5	4	-	-	-
Pennsylvania	39	28	6	8	-
Puerto Rico	-	14	5	-	-
Rhode Island	5	6	4	4	1
South Carolina	16	8	3	2	-
South Dakota	1	-	-	-	-
Tennessee	21	14	2	4	-
Texas	30	50	4	-	-
Utah	8	-	1	-	-
Vermont	4	1	1	-	-
Virginia	28	22	4	8	-
Washington	13	8	-	-	-
West Virginia	2	2	1	-	-
Wisconsin	14	5	5	1	-
Wyoming	1	-	-	-	-

Total Stores	771	697	216	130	32

*	The HomeGoods store locations include the HomeGoods portion of a superstore.
       Winners operated 168 stores in Canada: 22 in Alberta, 20 in British Columbia, 5 in Manitoba, 3 in New Brunswick, 2 in Newfoundland, 4 in Nova Scotia, 76 in Ontario, 1 on Prince Edward Island, 30 in Quebec and 5 in Saskatchewan.
       HomeSense operated 40 stores in Canada: 6 in Alberta, 3 in British Columbia, 1 in New Brunswick, 26 in Ontario and 4 in Quebec. The HomeSense store locations include the HomeSense portion of a superstore.
       T.K. Maxx operated 165 stores in the United Kingdom and 5 stores in the Republic of Ireland.

EMPLOYEES
       At January 29, 2005, we had approximately 113,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees during the peak back-to-school and holiday seasons.
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
BUYING AND DISTRIBUTION
       We operate a centralized buying organization that services both the T.J. Maxx and Marshalls chains, while each of our other chains has its own centralized buying organization. All of our chains are serviced through their own distribution networks.
TRADEMARKS
       Our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, HomeSense, T.K. Maxx, A.J. Wright and Bob’s Stores, are registered in relevant countries. Our rights in these trademarks and service marks endure for as long as they are used.
SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
       Various statements made in this annual report, including some of the statements made under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2004 Annual Report to Stockholders under “Letter to Shareholders,” “Review of Operations” and “Financial Graphs” are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements:

—	Our ability to continue our successful expansion of our operations including expansion of our store base across all chains at the projected rate, and our ability to continue to increase both total sales and same store sales and to manage rapid growth.
—	Risks of expansion of existing businesses in new markets and of new businesses and of entry into traditional retail businesses and new channels of distribution such as e-commerce.
—	Our ability to implement our opportunistic inventory strategies successfully including availability, selection and acquisition of appropriate merchandise in appropriate amounts on favorable terms and at the appropriate times.
—	Our ability to effectively manage our inventories including effective and timely distribution to stores and maintenance of appropriate mix and levels of inventory and effective management of pricing and markdowns.
—	Consumer confidence, demand, spending habits and buying preferences.
—	Effects of unseasonable weather on consumer demand.
—	Competitive factors, including pricing and promotional activities of competitors and in the retail industry generally, changes in competitive practices, new competitors, competition from alternative distribution channels and excess retail capacity.
—	Availability of adequate numbers of store and distribution center locations for lease in desirable locations on suitable terms.

—	Factors affecting our recruitment and employment of associates including our ability to recruit, develop and retain quality sales associates and management personnel in adequate numbers; labor contract negotiations; and effects of immigration, wage, entitlement and other governmental regulation of employment.
—	Factors affecting expenses including pressure on wages, health care costs and other benefits, pension plan returns, energy and fuel costs, availability and costs of insurance and actual liabilities with respect to casualty insurance.
—	Success of our acquisition and divestiture activities.
—	Our ability to successfully implement new technologies and systems and adequate disaster recovery systems.
—	Our ability to continue to generate cash flows to support capital expansion, general operating activities and stock repurchase programs.
—	General economic conditions in countries and regions where we operate that affect consumer demand including consumer credit availability, consumer debt levels and delinquencies and default rates, financial market performance, inflation, commodity prices and unemployment.
—	Potential disruptions due to wars, other military actions, terrorist incidents, weather-related events and natural disasters.
—	Changes in currency and exchange rates in countries where we operate or where we buy merchandise.
—	Import risks, including potential disruptions in supply, duties, tariffs and quotas on imported merchandise, strikes and other events affecting delivery; and economic, political or other problems in countries from or through which merchandise is imported.
—	Adverse outcomes for any significant litigation.
—	Changes in laws and regulations and accounting rules and principles.
—	Our ability to maintain adequate and effective internal control over financial reporting, given the limitations inherent in internal control systems.

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
CORPORATE GOVERNANCE INFORMATION
       Also available on the “Corporate Governance” section of the TJX corporate website set forth above and in print free of charge upon request sent to TJX Investor Relations at the above address are our Code of Conduct, our Code of Ethics for TJX Executives, including any waiver from or amendment to the Code of Ethics given or made from time to time, our Code of Business Conduct and Ethics for Directors, information about our Vendor Compliance Program, our Corporate Governance Principles and Charters for our Board Committees.

ITEM 2.	PROPERTIES
       We lease virtually all of our store locations, generally for 10 years with an option to extend the lease for one or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and for specified payments.
       The following is a summary of our primary distribution centers and administration office locations as of January 29, 2005. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied:
Distribution Centers

T.J. Maxx	Worcester, Massachusetts	(500,000 s.f.-owned)
	Evansville, Indiana	(983,000 s.f.-owned)
	Las Vegas, Nevada	(713,000 s.f. shared with Marshalls-owned)
	Charlotte, North Carolina	(600,000 s.f.-owned)
	Pittston Township, Pennsylvania	(1,017,000 s.f.-owned)
Marshalls	Decatur, Georgia	(780,000 s.f.-owned and 189,000 s.f.-leased)
	Woburn, Massachusetts	(560,000 s.f.-leased)
	Bridgewater, Virginia	(672,000 s.f.-leased)
	Philadelphia, Pennsylvania	(998,000 s.f.-leased)
Winners and	Brampton, Ontario	(506,000 s.f.-leased)
HomeSense	Mississauga, Ontario	(667,000 s.f.-leased)
HomeGoods	Mansfield, Massachusetts	(343,000 s.f.-leased)
	Brownsburg, Indiana	(805,000 s.f.-owned)
	Bloomfield, Connecticut	(443,000 s.f.-owned)
T.K. Maxx	Milton Keynes, England	(108,000 s.f.-leased)
	Wakefield, England	(176,000 s.f.-leased)
	Stoke, England	(261,000 s.f.-leased)
A.J. Wright	Fall River, Massachusetts	(501,000 s.f.-owned)
	South Bend, Indiana	(542,000 s.f.-owned)
Bob’s Stores	Meriden, Connecticut	(200,000 s.f.-leased)
Office Space

TJX, T.J. Maxx, Marshalls, HomeGoods, A.J. Wright	Framingham and Westboro, Massachusetts	(1,139,000 s.f.-leased in several buildings)
Bob’s Stores	Meriden, Connecticut	(34,000 s.f.-leased)
Winners and HomeSense	Mississauga, Ontario	(138,000 s.f.-leased)
T.K. Maxx	Watford, England	(61,000 s.f.-leased)

       The table below indicates the approximate average store size as well as the gross square footage of stores and distribution centers, by division, as of January 29, 2005.

		Total Square Feet

	Average		Distribution
(In Thousands)	Store Size	Stores	Centers

T.J. Maxx	30,000	22,766	3,813
Marshalls	31,000	21,885	3,199
Winners (1)	29,000	4,880	1,173
HomeSense (2)	24,000	975	-
HomeGoods (3)	25,000	5,354	1,591
T.K. Maxx	28,000	4,842	545
A.J. Wright	26,000	3,345	1,043
Bob’s Stores	46,000	1,461	200

Total		65,508	11,564

(1)	Distribution centers currently service both Winners and HomeSense stores.
(2)	A HomeSense stand-alone store averages 25,000 square feet, while HomeSense in a superstore format averages 23,000 square feet.
(3)	A HomeGoods stand-alone store averages 27,000 square feet, while HomeGoods in a superstore format averages 21,000 square feet.
ITEM 3.                LEGAL PROCEEDINGS
       None.
ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       There was no matter submitted to a vote of TJX’s security holders during the fourth quarter of fiscal 2005.
ITEM 4A.            EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Office and Employment During Last Five Years

Arnold Barron	57	Senior Executive Vice President, Group President, TJX since March 2004. Executive Vice President, Chief Operating Officer of The Marmaxx Group from 2000 to 2004. Senior Vice President, Group Executive of TJX from 1996 to 2000. Senior Vice President, General Merchandise Manager of the T.J. Maxx Division from 1993 to 1996; Senior Vice President, Director of Stores, 1984 to 1993; various store operation positions with TJX, 1979 to 1984.
Bernard Cammarata	65	Chairman of the Board since 1999 and Chief Executive Officer of TJX from 1989 to 2000. President of TJX 1989 to 1999 and Chairman of TJX’s T.J. Maxx Division from 1986 to 1995 and of The Marmaxx Group from 1995 to 2000. Executive Vice President of TJX from 1986 to 1989; President, Chief Executive Officer and a Director of TJX’s former TJX subsidiary from 1987 to 1989 and President of TJX’s T.J. Maxx Division from 1976 to 1986.
Donald G. Campbell	53	Senior Executive Vice President, Chief Administrative and Business Development Officer since March 2004. Executive Vice President-Finance from 1996 to 2004 and Chief Financial Officer of TJX from 1989 to 2004. Senior Vice President-Finance, from 1989 to 1996. Senior Financial Executive of TJX, 1988 to 1989; Senior Vice President-Finance and Administration, Zayre Stores Division, 1987 to 1988; Vice President and Corporate Controller of TJX, 1985 to 1987; various financial positions with TJX, 1973 to 1985.

Name	Age	Office and Employment During Last Five Years

Edmond J. English	51	Chief Executive Officer of TJX since 2000 and President and Director of TJX since 1999. Chairman of The Marmaxx Group from 2000 to 2001 and from 2002 to 2004. Chief Operating Officer from 1999 to 2000, Senior Vice President and Group Executive from 1998 to 1999; Executive Vice President, Merchandising, Planning and Allocation of The Marmaxx Group from 1997 to 1998; Senior Vice President, Merchandising from 1995 to 1997; Vice President, Senior Merchandise Manager of the T.J. Maxx Division from 1991 to 1995; and has held various merchandising positions with TJX, from 1983 to 1991.
Peter A. Maich	57	Senior Executive Vice President, Group President, TJX since March 2004. Executive Vice President, Group Executive of TJX from 2000 to 2004. Executive Vice President, Merchandising, The Marmaxx Group from 1996 to 2000; President of the T.J. Maxx Division, 1994 to 1996; various senior merchandising and operations positions at T.J. Maxx from 1985 to 1994.
Jeffrey G. Naylor	46	Senior Executive Vice President, Chief Financial Officer, TJX since March 2004. Executive Vice President, Chief Financial Officer of TJX effective February 2, 2004. Senior Vice President and Chief Financial Officer at Big Lots, Inc. from 2001 to January 2004. Senior Vice President, Chief Financial and Administrative Officer of Dade Behring, Inc. from 2000 to 2001. Vice President, Controller of The Limited, Inc., from 1998 to 2000.
Alexander W. Smith	52	Senior Executive Vice President, Group President, TJX since March 2004. Executive Vice President, Group Executive, International, of TJX from 2001 to 2004. Managing Director of T.K. Maxx from 1995 to 2001. Managing Director of Lane Crawford from 1994 to 1995. Managing Director of Owen plc from 1990 to 1993 and Merchandise Director from 1987 to 1990.
       All officers hold office until the next annual meeting of the Board in June 2005 and until their successors are elected, or appointed, and qualified.
Part II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS, ISSUER REPURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
       TJX’s common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low trading stock prices for fiscal 2005 and fiscal 2004 are as follows:

	Fiscal 2005		Fiscal 2004

Quarter	High	Low	High	Low

First	$26.12	$22.51	$19.30	$15.54
Second	$26.82	$21.53	$20.24	$17.39
Third	$24.05	$20.64	$22.08	$18.71
Fourth	$25.50	$23.36	$23.81	$20.51
       The approximate number of common shareholders at January 29, 2005 was 92,690.
       TJX declared four quarterly dividends of $.045 per share for fiscal 2005 and $.035 per share for fiscal 2004.

Information on Share Repurchases
       The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2005 and the average price paid per share is as follows:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
			as Part of	May Yet be
	Number of Shares	Average Price	Publicly Announced	Purchased Under
	Repurchased	Paid Per Share	Plan or Program	Plans or Programs

October 31, 2004 through November 27, 2004	334,000	$24.06	334,000	$692,804,906
November 28, 2004 through January 1, 2005	1,154,300	$24.69	1,154,300	$664,305,229
January 2, 2005 through January 29, 2005	2,842,000	$24.94	2,842,000	$593,433,096
Total:	4,330,300		4,330,300
       In May 2004 we completed our $1 billion share repurchase program announced in 2002, and on May 24, 2004 we announced a new $1 billion share repurchase program. As of January 29, 2005 we had repurchased 17.7 million shares at a cost of $406.6 million under our $1 billion share repurchase program announced in May 2004.

ITEM 6.	SELECTED FINANCIAL DATA
Selected Financial Data (Continuing Operations)

	Fiscal Year Ended January

Amounts In Thousands	2005	2004	2003	2002	2001
Except Per Share Amounts
		(53 weeks)

Income statement and per share data:
Net sales	$14,913,483	$13,327,938	$11,981,207	$10,708,998	$9,579,006
Income from continuing operations	$664,144	$658,365	$578,388	$540,397	$538,066
Weighted average common shares for diluted earnings per share calculation (1)	512,649	529,779	554,645	573,173	578,392
Diluted earnings per share from continuing operations (1)	$1.30	$1.25	$1.05	$.96	$.93
Cash dividends declared per share	$.18	$.14	$.12	$.09	$.08
Balance sheet data:
Cash and cash equivalents	$307,187	$246,403	$492,330	$492,776	$132,535
Working capital	701,008	761,228	730,795	857,316	585,685
Total assets	5,075,473	4,396,767	3,940,489	3,595,743	2,932,283
Capital expenditures	429,133	409,037	396,724	449,444	257,005
Long-term obligations (2)	598,540	692,321	693,764	702,379	319,372
Shareholders’ equity	1,653,482	1,552,388	1,409,147	1,340,698	1,218,712
Other financial data:
After-tax return on average shareholders’ equity	41.4%	44.5%	42.1%	42.2%	46.0%
Total debt as a percentage of total capitalization (3)	29.7%	31.0%	33.5%	34.4%	22.7%
Stores in operation at year-end:
T.J. Maxx	771	745	713	687	661
Marshalls	697	673	629	582	535
Winners	168	160	146	131	117
T.K. Maxx	170	147	123	101	74
HomeGoods	216	182	142	112	81
A.J. Wright	130	99	75	45	25
HomeSense	40	25	15	7	-
Bob’s Stores	32	31	-	-	-

Total	2,224	2,062	1,843	1,665	1,493

Selling Square Footage at year-end:
T.J. Maxx	18,033	17,385	16,646	15,993	15,289
Marshalls	17,511	16,716	15,625	14,475	13,369
Winners	3,811	3,576	3,261	2,885	2,525
T.K. Maxx	3,491	2,841	2,282	1,852	1,305
HomeGoods	4,159	3,548	2,830	2,279	1,667
A.J. Wright	2,606	1,967	1,498	916	516
HomeSense	747	468	282	120	-
Bob’s Stores	1,166	1,124	-	-	-

Total	51,524	47,625	42,424	38,520	34,671

(1)	Diluted earnings per share calculations for fiscal years ended January 31, 2004 and prior have been restated in accordance with EITF Issue No.04-08. See Note A to the consolidated financial statements at “Earnings Per Share.”
(2)	Includes long-term debt, exclusive of current installments and obligation under capital lease, less portion due within one year.
(3)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligation, including current maturities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
RESULTS OF OPERATIONS
       Overview: Our financial performance for the 52-week fiscal year ended January 29, 2005 (fiscal 2005) as compared to our 53-week fiscal year ended January 31, 2004 (fiscal 2004) is summarized below.

—	Net sales for fiscal 2005 were $14.9 billion, a 12% increase over the 53-week fiscal period last year.
—	Driven by a 4% same store sales increase at Marmaxx, our internal combination of T.J. Maxx and Marshalls, consolidated same store sales increased 5% in fiscal 2005 over the prior year on a comparable 52-to 52-week basis, with approximately 1 1/2 percentage points of this increase coming from the favorable effect of currency exchange rates of our Winners and T.K. Maxx businesses.
—	We increased our number of stores by 8% in fiscal 2005 ending the fiscal year with 2,224 stores in operation. Selling square footage also grew by 8% in fiscal 2005.
—	Net income for fiscal 2005 was $664.1 million compared to $658.4 million in the 53-week period last year. Fiscal 2005 net income reflects the impact of a fourth quarter, one-time, non-cash, after-tax charge of $19.3 million, or $.04 per share, relating to lease accounting (see Note A to the consolidated financial statements) while fiscal 2004 includes the benefit of the 53rd week, estimated at $24.0 million (after-tax), or $.05 per share. Excluding these items, net income would be $683.4 million in fiscal 2005 as compared to $634.4 million in fiscal 2004, an 8% increase. We believe this presentation reflects our results on a more comparable basis, and is useful in understanding the underlying earnings trends in our business.
—	Diluted earnings per share was $1.30 in fiscal 2005 as compared to $1.25 per share in the prior year. Excluding the items noted above, diluted earnings per share would have been $1.34 in fiscal 2005 compared to $1.20 in fiscal 2004, or an increase of 12%. We believe this presentation reflects our earnings per share on a more comparable basis, and is useful in understanding the underlying earnings trends in our business.
—	Our reported operating results led to an after-tax return on average shareholders’ equity of 41% for the fiscal year ended January 29, 2005.
—	Our pre-tax margin (the ratio of pre-tax income to net sales) declined from 8.0% in fiscal 2004 to 7.2% in fiscal 2005. The decline was driven by cost of sales, including buying and occupancy costs, which increased .7% as a percent of sales over last year, with the cumulative charge for the adjustment of our lease accounting practices amounting to .2% of this increase. In addition, .2% of the increase was due to the favorable impact of the 53rd week on the prior year’s cost of sales ratio. Selling, general and administrative costs were up .1% as a percent of sales in fiscal 2005 over the prior year.
—	We continued to generate strong cash flows from operations which allowed us to fund our stock repurchase program as well as our capital investment needs. During fiscal 2005, we repurchased 25.1 million of our shares at a cost of $588 million.
—	Average per store inventories, including inventory on hand at our distribution centers were up 1% at the end of fiscal 2005 as compared to the prior year end period. Our liquid inventory position enhances our ability to take advantage of buying opportunities in the marketplace.
       The following is a summary of the operating results of TJX at the consolidated level. This discussion is followed by an overview of operating results by segment. All references to earnings per share are diluted earnings per share unless otherwise indicated and diluted earnings per share for prior periods have been adjusted to reflect the new accounting rules relating to our contingently convertible debt. See Note A to our consolidated financial statements.
       Net sales: Net sales for TJX for our fiscal year ended January 29, 2005 totaled $14.9 billion, an 11.9% increase over sales of $13.3 billion for the fiscal year ended January 31, 2004. Our reporting period for fiscal 2004 included 53 weeks compared to 52 weeks in both fiscal 2005 and the fiscal year ended January 25, 2003 (fiscal 2003). The 53rd week in fiscal 2004 added incremental sales of approximately $200 million, as compared to fiscal 2005 and fiscal 2003. The net sales for fiscal 2004 of $13.3 billion represented an 11.2% increase over sales of $12.0 billion for our fiscal year ended January 25, 2003.
       The 12% increase in net sales for fiscal 2005 over fiscal 2004, reflects approximately 6% from new stores, 5% from same store sales growth and 2% from the acquisition of Bob’s Stores, partially offset by approximately a 1% reduction to the growth rate due to fiscal 2005 having one less week than fiscal 2004. Bob’s Stores was acquired on December 24, 2003 and our sales results for fiscal 2004 include Bob’s Stores from the date of acquisition as compared to a full year for fiscal 2005. The 11% increase in net sales for fiscal 2004 over fiscal 2003 includes approximately 8% from new stores, 1% from same store sales growth, with the balance primarily due to the 53rd week. Sales growth in both fiscal 2005 and fiscal 2004 were favorably impacted by foreign currency exchange rates.
       New stores are our major source of sales growth. Our consolidated store count increased by 7.9% in fiscal 2005 and 10.2% in fiscal 2004 over the respective prior year period. Our selling square footage increased by 8.2% in fiscal 2005 and 9.6% in fiscal 2004, in each case over the prior year. Bob’s Stores is excluded from fiscal 2004 store count and selling square footage calculations, as it was acquired late in fiscal 2004. Our acquisition of Bob’s Stores on December 24, 2003, added 31 units as of the end of fiscal 2004. Net sales for Bob’s Stores are included in our results from the date of acquisition. We expect to add 161 stores (net of store closings) in the fiscal year ending January 28, 2006 (fiscal 2006), a 7% projected increase in our consolidated store base, and we expect to increase our selling square footage base by 8%.
       Net sales for fiscal 2005 reflect strong demand for jewelry and accessories, women’s apparel and footwear, partially offset by weaker demand for men’s apparel and home fashions. The 5% growth in consolidated same store sales for fiscal 2005 over the prior year was driven by a 4% same store sales increase at Marmaxx. Marmaxx continued its program of expanding certain departments in its stores and ended the year with 303 T.J. Maxx stores with expanded jewelry/accessories departments and 67 Marshalls stores with expanded footwear departments. These initiatives were significant factors in Marmaxx achieving a 4% same store sales increase in fiscal 2005. Consolidated same store sales growth of 1% in fiscal 2004 reflects the impact of unseasonable weather in the first half of that year. Same store sales growth in both fiscal 2005 and fiscal 2004 benefited by approximately 1 1/2 percentage points from foreign currency exchange rates.
       We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that are increased in size are generally classified in the same way as the original store and we believe that the impact of these stores on the same store percentage is immaterial. Consolidated and divisional same store sales are calculated in U.S. dollars. We also show divisional same store sales in local currency for our foreign divisions, because this removes the effect of changes in currency exchange rates, and we believe it is a more appropriate measure of their operating performance.
       The following table sets forth our consolidated operating results as a percentage of net sales:

	Fiscal Year Ended January

	2005	2004	2003

	(53 weeks)
Net sales	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	76.3	75.6	75.8
Selling, general and administrative expenses	16.3	16.2	16.2
Interest expense, net	.2	.2	.2

Income before provision for income taxes	7.2%	8.0%	7.8%

       Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 76.3% in fiscal 2005, 75.6% in fiscal 2004 and 75.8% in fiscal 2003. Our consolidated merchandise margin was essentially flat to the prior year. Throughout fiscal 2005, the Marmaxx division continued to effectively execute our merchandising and inventory management strategies, maintaining a liquid inventory position and buying close to need, all of which led to improved merchandise margin at this division. However, this improved merchandise margin at Marmaxx in fiscal 2005 was offset by reduced merchandise margin at our other divisions, most of which experienced higher markdowns. The increase in this ratio in fiscal 2005 includes a .2% increase due to a $30.7 million non-cash charge ($19.3 million after-tax) to conform our lease accounting practices to generally accepted accounting principles. See Note A to the consolidated financial statements under the caption “Lease Accounting.” This ratio in fiscal 2005, as compared to fiscal 2004, also reflects an increase of approximately .2% due to the absence of the 53rd week in fiscal 2005 as the sales volume from the extra week helped lever certain fixed costs in fiscal 2004. The balance of the increase in the ratio in fiscal 2005 is primarily due to higher cost of sales ratios at divisions other than Marmaxx, which represent a greater proportion of the consolidated results in fiscal 2005 as compared to fiscal 2004.
       The improvement in the cost of sales ratio in fiscal 2004 over fiscal 2003 reflects a significant improvement in merchandise margin, primarily in the second half of fiscal 2004. The improved merchandise margin contributed to an approximate .6% reduction in our consolidated cost of sales ratio. Successful execution of our inventory and merchandising strategies and buying closer to need led to this improvement. The contribution from improved merchandise margin was partially offset by higher store occupancy costs as a percentage of sales due to lower-than-planned same store sales growth and higher distribution costs, as a result of opening our new T.J. Maxx distribution facility in Pittston, Pennsylvania. Store occupancy costs as a percentage of net sales increased by .3% for fiscal 2004 over fiscal 2003 and distribution costs as a percentage of net sales increased by .1%. The cost of sales ratio was favorably impacted by the 53rd week in the fiscal 2004 reporting period, estimated to be a .2% improvement in this ratio, as the sales volume from this extra week helped lever certain fixed costs.
       Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales were 16.3% in fiscal 2005 and 16.2% in both fiscal 2004 and fiscal 2003. The increase in this ratio in fiscal 2005 was primarily due to a .1% increase in advertising costs as a percentage of sales as a result of the inclusion of Bob’s Stores for a full fiscal year in our consolidated results. Bob’s Stores operates with a higher advertising cost ratio than our off-price divisions. In comparing fiscal 2004 to fiscal 2003, store payroll costs as a percentage of sales increased as a result of the delevering impact of less-than-planned sales, but this increase in the expense ratio was offset by the effect of higher costs in fiscal 2003 due to a pre-tax $16 million litigation charge. The litigation charge was for the estimated cost of settling claims related to four California lawsuits that alleged TJX had improperly classified store managers and assistant store managers as exempt from California overtime laws. The lawsuits were settled in fiscal 2004 for slightly less than $16 million.
       Interest expense, net: Interest expense, net of interest income, was $25.8 million in fiscal 2005, $27.3 million in fiscal 2004 and $25.4 million in fiscal 2003. Interest income was $7.7 million in fiscal 2005, $6.5 million in fiscal 2004 and $10.5 million in fiscal 2003. The reduction in interest income in fiscal 2005 and 2004 as compared to fiscal 2003 was due to lower cash balances and lower interest rates.
       Income taxes: Our effective annual income tax rate was 38.5% in fiscal 2005, 38.4% in fiscal 2004 and 38.3% in fiscal 2003. The increase in the effective income tax rate in fiscal 2005 as compared to fiscal 2004 and the increase in this rate in fiscal 2004 as compared to fiscal 2003 were primarily due to increases in state income tax rates. The effective income tax rate for fiscal 2003 also reflects the favorable effect of the tax benefit for payment of executive retirement benefits in exchange for the termination of split-dollar arrangements as described in Note I to the consolidated financial statements.
       The American Jobs Creation Act of 2004 (AJCA) enacted on October 22, 2004 will allow companies to repatriate the undistributed foreign earnings of their foreign operations in fiscal 2006 at an effective rate of 5.25%. The Company is evaluating the impact of the act on TJX.
       Net income: Net income was $664.1 million in fiscal 2005, $658.4 million in fiscal 2004 and $578.4 million in fiscal 2003. Net income per share was $1.30 in fiscal 2005, $1.25 in fiscal 2004 and $1.05 in fiscal 2003. Diluted earnings per share reflect the impact of retroactive implementation of a new accounting pronouncement that requires the inclusion of shares associated with contingently convertible debt in the calculation of diluted earnings per share even if the contingencies have not been met. This accounting change had an adverse effect of $.04 on our diluted earnings per share in fiscal 2005 and $.03 on previously reported diluted earnings per share in both fiscal 2004 and 2003. Net income for fiscal 2005 includes the after-tax effect of the $30.7 million cumulative pre-tax charge associated with our lease accounting practices, which reduced net income in fiscal 2005 by $19.3 million, or $.04 per share. We estimate that the 53rd week in fiscal 2004 added approximately $24 million to net income and $.05 to our earnings per share, and that favorable changes in currency exchange rates during fiscal 2005 and fiscal 2004 added approximately $.02 to our earnings per share in each year. The increase in earnings per share, on a percentage basis in all periods, increased more than the related earnings as a result of the impact of our share repurchase program. During fiscal 2005 we repurchased 25.1 million shares of our stock at a cost of $588 million and we plan to continue our share repurchase program in fiscal 2006 with planned purchases of approximately $600 million.
       Segment information: The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense and interest expense, net. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. More detailed information about our segments, including a reconciliation of “segment profit or loss” to “income before provision for income taxes” can be found in Note N to the consolidated financial statements.
       Segment profit or loss for fiscal 2005 includes each segment’s share of the cumulative pre-tax charge relating to lease accounting. See Note A to the consolidated financial statements under the caption “Lease Accounting.”
MARMAXX:

	Fiscal Year Ended January

Dollars In Millions	2005	2004	2003
		(53 weeks)

Net sales	$10,489.5	$9,937.2	$9,485.6
Segment profit	$1,023.5	$961.6	$887.9
Segment profit as % of net sales	9.8%	9.7%	9.4%
Percent increase (decrease) in same store sales	4%	(1)%	2%
Stores in operation at end of period	1,468	1,418	1,342
Selling square footage at end of period (in thousands)	35,544	34,101	32,271
       Marmaxx posted a 4% same store sales increase in fiscal 2005, compared to a 1% decrease in same store sales for fiscal 2004. Same store sales growth was driven by strong sales in the jewelry, accessories and footwear categories, as well as women’s sportswear, with fashion trends in these categories helping to drive customer demand. Sales for men’s apparel and home fashions in fiscal 2005 were soft. Same store sales benefited from the continuation of the Marmaxx program whereby certain departments in the T.J. Maxx and Marshalls stores were expanded. Marmaxx ended fiscal 2005 with 303 T.J. Maxx stores with expanded jewelry and accessories departments and 67 Marshalls stores with expanded footwear departments as compared to 5 T.J. Maxx stores with expanded jewelry and accessories departments and 5 Marshalls stores with expanded footwear departments at the end of fiscal 2004. These initiatives drove overall sales in the stores with the expanded departments in addition to increasing sales in these categories and were significant factors in Marmaxx achieving a 4% same stores sales increase in fiscal 2005. Segment profit increased to 9.8% in fiscal 2005 from 9.7% in fiscal 2004, despite the impact of a $16.8 million charge for its share of the cumulative impact of the lease accounting adjustment. The lease accounting charge reduced fiscal 2005 segment profit margin by .2%. Marmaxx continued to effectively execute its merchandising and inventory strategies, aggressively managing the liquidity of its inventory and buying and shipping goods close to need, all of which led to strong markon and improved merchandise margins. For fiscal 2005, merchandise margins increased .4%. Marmaxx also continued to effectively manage expenses in fiscal 2005. These improvements in segment profit margin were partially offset by an increase in occupancy costs of .3% as a percentage of sales, .2% of which represents the impact of the lease accounting charge. Segment profit and segment profit margin for fiscal 2005 as compared to fiscal 2004 is also impacted by the benefit of the 53rd week in the fiscal 2004 reporting period described below.
       The increase in segment profit and profit margin for fiscal 2004 as compared to fiscal 2003 reflects Marmaxx’s sharp execution of its merchandising and inventory strategies and effective expense controls in fiscal 2004. Marmaxx was able to buy closer to need in fiscal 2004, leading to a strong markon and an improved merchandise margin, especially in the second half of the year. The 53rd week in fiscal 2004 had an estimated favorable impact of .2% on the segment profit margin for that year, as the sales volume from this extra week helped lever certain fixed costs. The increase in segment profit and segment profit margin in fiscal 2004 as compared to fiscal 2003 also reflect the effect of higher costs in fiscal 2003 due to the $16 million litigation charge discussed above.
       We added a net of 50 new stores (T.J. Maxx or Marshalls) in fiscal 2005 and increased total selling square footage of the division by 4%. We expect to open a net of 47 new stores in fiscal 2006, increasing the Marmaxx store base by 3% and to increase the selling square footage of the division by 4%. We plan to add expanded jewelry and accessories departments in approximately 267 existing T.J. Maxx stores as well as all new T.J. Maxx stores and to add approximately 56 expanded footwear departments in existing and new Marshalls stores.
WINNERS AND HOMESENSE:

	Fiscal Year Ended January

U.S. Dollars In Millions	2005	2004	2003

	(53 weeks)
Net sales	$1,285.4	$1,076.3	$793.2
Segment profit	$108.9	$106.7	$85.3
Segment profit as % of net sales	8.5%	9.9%	10.8%
Percent increase in same store sales
U.S. currency	10%	19%	5%
Local currency	4%	4%	5%
Stores in operation at end of period
Winners	168	160	146
HomeSense	40	25	15
Selling square footage at end of period (in thousands)
Winners	3,811	3,576	3,261
HomeSense	747	468	282
       Same store sales (in local currency) for Winners and HomeSense, our Canadian businesses, increased by 4% in both fiscal 2005 and fiscal 2004. Segment profit and segment profit as a percentage of net sales for fiscal 2005 include a $3.5 million charge for this division’s share of the cumulative impact of the lease accounting adjustment. The growth in the Winners segment profit in fiscal 2005 over the prior year was due to favorable currency exchange rates. The segment profit margin for fiscal 2005 of 8.5% was 1.4% below fiscal 2004 segment profit margin, primarily due to lower merchandise margins, which decreased .9% from the prior year, primarily driven by markdowns. Sales in the second half of fiscal 2005 slowed considerably from the first half, primarily due to unseasonable weather and a promotional retail environment. This, along with Winners buying based on the strength of its first half sales, resulted in excess inventories, requiring the division to take aggressive markdowns to clear merchandise in the second half of the year. The lease accounting charge reduced segment profit margin by .2% with the balance of the segment profit margin reduction coming largely from the increasing impact of HomeSense on the division’s combined results. HomeSense is at an earlier stage of development and therefore operates with higher expense ratios than does Winners.
       Winners and HomeSense segment profit in fiscal 2004 increased 25% over the segment profit in fiscal 2003. Approximately two-thirds of the increase in segment profit in fiscal 2004 over fiscal 2003 was due to changes in currency exchange rates. Winners and HomeSense segment profit margin for fiscal 2004 was below that of fiscal 2003. This reduction reflects increased markdowns at Winners and the increasing impact of HomeSense on their combined results.
       We opened 8 Winners stores and 15 HomeSense stores in fiscal 2005, and expanded selling square footage in Canada by 13%. We expect to add a net of 4 Winners and 17 HomeSense stores in fiscal 2006, increasing our total Canadian store base by 10%, and increasing selling square footage by 10%. The store counts include the Winners portion and HomeSense portion of this division’s superstores which either combine a Winners store with a HomeSense store or operates them side-by-side. As of January 29, 2005 we operated 11 superstores and expect to have a total of 23 superstores at the end of fiscal 2006.

T.K. MAXX:

	Fiscal Year Ended January

U.S. Dollars In Millions	2005	2004	2003

	(53 weeks)
Net sales	$1,304.4	$992.2	$720.1
Segment profit	$70.7	$59.1	$43.0
Segment profit as % of net sales	5.4%	6.0%	6.0%
Percent increase in same store sales
U.S. currency	14%	16%	11%
Local currency	3%	6%	5%
Stores in operation at end of period	170	147	123
Selling square footage at end of period (in thousands)	3,491	2,841	2,282
       T.K. Maxx, operating in the United Kingdom and Ireland had a same store sales increase of 3% (in local currency) in fiscal 2005 on top of a 6% increase in fiscal 2004. T.K. Maxx’s same store sales in fiscal 2005 were adversely affected by unseasonable weather patterns in the first half of the year and a highly promotional retail environment in the latter half of the year. In light of the retail environment under which T.K. Maxx operated in fiscal 2005, this division was effective in managing inventories and expenses to minimize the impact on segment profit margins. Segment profit and segment profit as a percentage of net sales for fiscal 2005 include a $6.5 million charge for T.K. Maxx’s share of the cumulative impact of the lease accounting adjustment. The significant growth in T.K. Maxx’s segment profit in fiscal 2005 is attributable to the increase in sales as well as the favorable benefit of foreign currency exchange rates. The segment profit margin in fiscal 2005 decreased .6% to 5.4%, primarily due to an increase in occupancy costs of .7% as a percentage of sales, of which .5% was attributable to the cumulative lease accounting charge.
       Segment profit for fiscal 2004 increased 37% over the segment profit for fiscal 2003 with approximately one-quarter of this growth coming from currency exchange rates. The strong segment performance in fiscal 2004 was driven by T.K. Maxx’s strong execution of its merchandising and inventory strategies.
       We added 23 new T.K. Maxx stores in fiscal 2005, and increased the division’s selling square footage by 23%. Selling square footage was favorably impacted by the addition of mezzanines in some of our existing stores. We plan to open an additional 23 T.K. Maxx stores in fiscal 2006, and expand selling square footage by 20%.
HOMEGOODS:

	Fiscal Year Ended January

Dollars In Millions	2005	2004	2003

	(53 weeks)
Net sales	$1,012.9	$876.5	$705.1
Segment profit	$23.1	$49.8	$32.1
Segment profit as % of net sales	2.3%	5.7%	4.6%
Percent increase in same store sales	1%	1%	6%
Stores in operation at end of period	216	182	142
Selling square footage at end of period (in thousands)	4,159	3,548	2,830
       HomeGoods’ same store sales grew 1% in fiscal 2005, compared to a 1% increase in fiscal 2004. Segment profit and segment profit as a percentage of net sales include a $2.2 million charge for HomeGoods’ share of the cumulative impact of the lease accounting adjustment. HomeGoods’ segment profit declined from $49.8 million in fiscal 2004 to $23.1 million in fiscal 2005. The business was adversely affected by weaker retail demand for home fashion product as well as an unfavorable merchandise mix, which led to a modest 1% same store sales increase. Consequently, the division took additional markdowns, which contributed to a 1.8% reduction in its merchandise margin. The decline in segment profit margin from 5.7% in fiscal 2004 to 2.3% in fiscal 2005 is primarily due to this reduction in merchandise margin. Segment profit margin was also impacted by a .9% increase in occupancy costs as a percentage of net sales (including .2% due to the lease accounting charge) and a .7% increase in distribution center costs as a percentage of net sales. These expense ratio increases reflect the negative impact on expense ratios of a 1% same store sales increase.
       In fiscal 2004, segment profit increased 55% over the segment profit of fiscal 2003 despite only a modest 1% increase in same store sales in fiscal 2004. HomeGoods’ segment profit margin reflected the solid execution of its merchandising and inventory strategies in fiscal 2004, and a reduction in distribution and administrative expenses as the business expanded over fiscal 2003.
       We opened a net of 34 HomeGoods stores in fiscal 2005, a 19% increase, and increased selling square footage of the division by 17%. In fiscal 2006, we plan to add a net of 40 new HomeGoods stores (including freestanding and superstore formats) and increase selling square footage by 19%.
A.J. WRIGHT:

	Fiscal Year Ended January

Dollars In Millions	2005	2004	2003

	(53 weeks)
Net sales	$530.6	$421.6	$277.2
Segment (loss) profit	$(15.0)	$1.7	$(12.6)
Segment (loss) profit as % of net sales	(2.8)%	.4%	(4.5)%
Percent increase in same store sales	4%	8%	11%
Stores in operation at end of period	130	99	75
Selling square footage at end of period (in thousands)	2,606	1,967	1,498
       A.J. Wright’s same store sales increased 4% for fiscal 2005 compared to an 8% increase in same store sales for fiscal 2004. Segment profit and segment profit as a percentage of net sales include a $1.7 million charge for A.J. Wright’s share of the cumulative impact of the lease accounting adjustment. We believe that the A.J. Wright customer is more sensitive to economic factors, such as higher energy costs, and that this had an impact on the division’s sales performance in fiscal 2005. We also believe that a weaker demand in urban fashion trends impacted sales during the year. These sales trends caused us to take higher markdowns to clear inventories and to reposition our merchandise mix. Segment profit margin for fiscal 2005 reflects a reduction in merchandise margins of 1.2%, primarily due to this higher markdown activity. We believe that the pace of store openings in fiscal 2005, especially later in the year, may have been too aggressive for this young division, and placed a strain on operations. In addition, the lower-than-planned sales volume for fiscal 2005 negatively impacted expense ratios for occupancy costs, distribution center costs and store payroll. Distribution center costs were also impacted by expense increases relating to A.J. Wright’s new distribution facility in Indiana.
       In fiscal 2004, the improvement in A.J. Wright’s segment profit, as compared to fiscal 2003, was primarily due to the impact of improved merchandising and strong inventory management, which led to improved merchandise margins. Segment profit for fiscal 2004 also included a $1.7 million gain in connection with an agreement to vacate a store property.
       We added 31 new A.J. Wright stores in fiscal 2005, increasing selling square footage by 32%. In fiscal 2006, we plan to add 25 new stores and increase selling square footage by 20%.
BOB’S STORES:
       Fiscal 2005 was the first full fiscal year for Bob’s Stores as a TJX division. Bob’s Stores now operates 32 stores and recorded fiscal 2005 sales of $290.6 million and a segment loss of $17.3 million. In fiscal 2005, we built the Bob’s Stores organization and we continued to refine the concept, including repositioning the division’s promotional activity, improving its inventory management, fine tuning its product assortment and testing a smaller store size. For fiscal 2006, we plan to open 5 Bob’s Stores and increase selling square footage by 15%.

GENERAL CORPORATE EXPENSE:

	Fiscal Year Ended January

Dollars In Millions	2005	2004	2003

	(53 weeks)
General corporate expense	$88.5	$78.4	$72.8
       General corporate expense for segment reporting purposes are those costs not specifically related to the operations of our business segments. This item includes the costs of the corporate office, including the compensation and benefits for senior corporate management; payroll and operating costs of the non-divisional departments for accounting and budgeting, internal audit, treasury, investor relations, tax, risk management, legal, human resources and systems; and the occupancy and office maintenance costs associated with the corporate staff. In addition, general corporate expense includes the cost of benefits for existing retirees and non-operating costs and other gains and losses not attributable to individual divisions. General corporate expense is included in selling, general and administrative expenses in the consolidated statements of income.
       The increase in general corporate expense in fiscal 2005 over the prior year reflects the change in net foreign exchange gains and losses, the majority of which relates to derivative contracts that hedge foreign currency exposures on intercompany activity. In addition, general corporate expense for fiscal 2005 reflects an increase in general corporate overhead, incremental audit fees and costs related to the start-up of our e-commerce businesses. This increase was offset in part by a $6.3 million reduction in contributions to The TJX Foundation in fiscal 2005, compared to fiscal 2004.
       The increase in general corporate expense from fiscal 2003 to fiscal 2004 was primarily the result of contributions to The TJX Foundation of $9.8 million in fiscal 2004. In fiscal 2003, there were no contributions to The TJX Foundation. This increase in general corporate expense was partially offset by the change in net foreign exchange gains and losses and related hedging activity. The majority of this item relates to derivative contracts that provide an economic hedge of foreign currency exposures on divisional inventory commitments and intercompany activity. The changes in the fair value of the contracts are reflected currently in earnings. In fiscal 2003 and for the first nine months of fiscal 2004, the realized gains or losses on these contracts were allocated to the appropriate division at the time the contracts were settled. Effective with the fourth quarter ended January 31, 2004 we began including the unrealized values of these contracts within the individual segments.
LIQUIDITY AND CAPITAL RESOURCES
Operating activities:
       Net cash provided by operating activities was $1,079.8 million in fiscal 2005, $770.5 million in fiscal 2004, and $908.6 million in fiscal 2003. The cash generated from operating activities each of these fiscal years is largely due to strong operating earnings. The difference in net cash provided from operating activities from year to year is largely driven by the change in inventory, net of accounts payable, from prior year-end levels. In fiscal 2005 this change in net inventory position resulted in a use of cash of $85.3 million compared to $191.8 million in fiscal 2004 and $40.1 million in fiscal 2003. Average per store inventories, including inventory on hand at our distribution centers, at January 29, 2005 increased only 1% compared to the prior year, whereas inventories per store at January 31, 2004 were up 11% compared to the prior year. This change in net inventory position and the trend in inventory levels per store reflect our decision to raise the level of store inventories in fiscal 2004 over fiscal 2003 levels and to maintain them at fiscal 2004 levels in fiscal 2005. Effective with the third quarter ended October 30, 2004, we began to accrue for inventory obligations at the time inventory is shipped rather than when received and accepted by TJX. This accrual as of January 29, 2005 increased both inventory and accounts payable by $237 million and thus had no impact on cash flow from operations.
       The cash flows from operating activities for fiscal 2005 were also impacted by a larger increase in accrued expenses and other liabilities than in fiscal 2004, reflecting increased accruals at the end of fiscal 2005 for rent and landlord allowances, property additions, gift cards and payroll. The cash flows from operating activities for fiscal 2004 were impacted by a smaller increase in accrued expenses and other liabilities at the end of fiscal 2004 as compared to fiscal 2003, reflecting reduced accruals for property additions and the payment of the California lawsuits in fiscal 2004. The change in accrued expenses and other liabilities also reflects cash expenditures of $7.1 million in fiscal 2005, $37.2 million in fiscal 2004, and $32.2 million in fiscal 2003 charged against our discontinued operations reserve as discussed in more detail below.

       Operating cash flows in fiscal 2005, and to a greater extent in fiscal 2004, were favorably affected by deferred tax benefits related to payments against the discontinued operations reserve and increased accelerated depreciation on certain assets allowed for U.S. income tax purposes. Cash flows from operating activities were reduced by contributions to our qualified pension fund of $25.0 million in fiscal 2005, $17.5 million in fiscal 2004 and $58.0 million in fiscal 2003. All of the contributions to the pension fund in fiscal 2005, 2004 and 2003 were made on a voluntary basis.
       Discontinued operations reserve: We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases of former TJX businesses that have been sold or spun off. The reserve reflects TJX’s estimation of its cost for claims that have been, or are likely to be, made against TJX for liability as an original lessee or guarantor of the leases when the assignees of the leases filed for bankruptcy, after mitigation of the number and cost of lease obligations.
       At January 29, 2005, substantially all leases of discontinued operations that were rejected in the bankruptcies and for which the landlords asserted liability against TJX had been resolved. It is possible that there will be future costs for leases from these discontinued operations that were not terminated or have not expired. We do not expect to incur any material costs related to our discontinued operations in excess of our reserve. The reserve balance amounted to $12.4 million as of January 29, 2005 and $17.5 million as of January 31, 2004.
       We may also be contingently liable on up to 20 leases of BJ’s Wholesale Club, another former TJX business, for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.
       Off-balance sheet liabilities: We have contingent obligations on leases, for which we were a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, we have assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of our discontinued operations discussed above, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material adverse effect on our financial condition, results of operations or cash flows. We do not generally have sufficient information about these leases to estimate our potential contingent obligations under them.
       We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations, not reflected in our reserves, of leases of closed stores of continuing operations, BJ’s Wholesale Club leases discussed in Note K to the consolidated financial statements, and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, is approximately $120 million as of January 29, 2005. We believe that most or all of these contingent obligations will not revert to TJX and, to the extent they do, will be resolved for substantially less due to mitigating factors.
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
Investing activities:
       Our cash flows for investing activities include capital expenditures for the last two years as set forth in the table below:

	Fiscal Year Ended January

In Millions	2005	2004

New stores	$162.6	$164.7
Store renovations and improvements	193.7	147.3
Office and distribution centers	72.8	97.0

Capital expenditures	$429.1	$409.0

       We expect that capital expenditures will approximate $530 million for fiscal 2006. This includes $168 million for new stores, $262 million for store renovations, expansions and improvements and $100 million for our office and distribution centers. Our planned rate of growth in selling square footage per year is approximately 8%, on a consolidated basis, for the next several years. Our rate of store growth and the planned expansion and renovation of existing stores, are the major factors in our increase in planned capital expenditures.
       Investing activities for fiscal 2004 includes a net cash outflow of $57.1 million to acquire Bob’s Stores as discussed in Note B to the consolidated financial statements.
Financing activities:
       Cash flows from financing activities resulted in net cash outflows of $587.6 million in fiscal 2005, $546.8 million in fiscal 2004, and $509.1 million in fiscal 2003. The majority of this outflow relates to our share repurchase program.
       We spent $594.6 million in fiscal 2005, $520.7 million in fiscal 2004, and $481.7 million in fiscal 2003 under our stock repurchase programs. We repurchased 25.1 million shares in fiscal 2005, 26.8 million shares in fiscal 2004, and 25.9 million shares in fiscal 2003. All shares repurchased were retired with the exception of 75,000 shares purchased in fiscal 2004 and 87,638 shares purchased in fiscal 2003, which are held in treasury. During May 2004, we completed a $1 billion stock repurchase program and announced our intention to repurchase an additional $1 billion of common stock. Since the inception of the new $1 billion stock repurchase program, as of January 29, 2005, we have repurchased 17.7 million shares at a total cost of $406.6 million under this program. All of these repurchased share numbers reflect the two-for-one stock split distributed in May 2002.
       Financing activities also included scheduled principal payments on long-term debt of $5 million in fiscal 2005, and $15 million in fiscal 2004.
       We declared quarterly dividends on our common stock which totaled $.18 per share in fiscal 2005, $.14 per share in fiscal 2004, and $.12 per share in fiscal 2003. Cash payments for dividends on our common stock totaled $83.4 million in fiscal 2005, $68.9 million in fiscal 2004, and $60.0 million in fiscal 2003. Financing activities also include proceeds of $96.9 million in fiscal 2005, $59.2 million in fiscal 2004, and $33.9 million in fiscal 2003 from the exercise of employee stock options. These stock option exercises, along with vesting of restricted stock awards, also provided tax benefits of $20.9 million in fiscal 2005, $13.6 million in fiscal 2004, and $11.8 million in fiscal 2003. These tax benefits are included in cash provided by operating activities.
       We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. During fiscal 2003, we entered into a $370 million five-year revolving credit facility and in fiscal 2005 we renewed our 364-day revolving credit facility for $330 million. Effective March 17, 2005, we extended the 364-day agreement until July 15, 2005, with substantially all of the terms and conditions of the original facility remaining unchanged. We anticipate that during the year we will negotiate new agreements increasing the aggregate size of our revolving credit facilities and extending their maturity. The credit facilities do not require any compensating balances, however, TJX must maintain certain leverage and fixed charge coverage ratios. Based on our current financial condition, we believe that non-compliance with these covenants is remote. The revolving credit facilities are used as backup to our commercial paper program. As of January 29, 2005 there were no outstanding amounts under our credit facilities. The maximum amount of our U.S. short-term borrowings outstanding was $5 million during fiscal 2005 and $27 million during fiscal 2004. There were no short-term borrowings during fiscal 2003. The weighted average interest rate on our U.S. short-term borrowings was 2.04% in fiscal 2005 and 1.09% in fiscal 2004. As of January 29, 2005, we had credit lines totaling C$20 million for our Canadian subsidiary. The maximum amount outstanding under our Canadian credit line was C$6.8 million during fiscal 2005, C$5.6 million in fiscal 2004, and C$19.2 million in fiscal 2003. The funding requirements of our Canadian operations were largely provided by TJX.
       We believe that our current credit facilities are more than adequate to meet our operating needs. See Note C to the consolidated financial statements for further information regarding our long-term debt and available financing sources.

       Contractual obligations: As of January 29, 2005, we had payment obligations (including current installments) under long-term debt arrangements, leases for property and equipment and purchase obligations that will require cash outflows as follows (in thousands):

		Payments Due by Year

		Less			More
		Than 1	1-3	3-5	Than 5
Long-Term Contractual Obligations	Total	Year	Years	Years	Years

Long-term debt obligations	$675,439	$99,995	$375,755	$199,689	$-
Operating lease commitments	4,840,640	707,676	1,310,903	1,112,675	1,709,386
Capital lease obligations	41,575	3,726	7,452	7,452	22,945
Purchase obligations	1,617,142	1,589,953	26,741	448	-

	$7,174,796	$2,401,350	$1,720,851	$1,320,264	$1,732,331

       The above maturity table assumes that all holders of the zero coupon convertible subordinated notes exercise their put options in fiscal 2008. The note holders also have put options available to them in fiscal 2014. If none of the put options are exercised and the notes are not redeemed or converted, the notes will mature in fiscal 2022.
       The lease commitments in the above table are for minimum rent and do not include costs for insurance, real estate taxes and common area maintenance costs that we are obligated to pay. These costs were approximately one-third of the total minimum rent for the fiscal year ended January 29, 2005.
       Our purchase obligations consist of purchase orders for merchandise; purchase orders for capital expenditures, supplies and other operating needs; commitments under contracts for maintenance needs and other services; and commitments under a limited number of executive employment agreements. We excluded long-term agreements for services and operating needs that can be cancelled without penalty.
       We also have long-term liabilities that do not have specified maturity dates. Included in other long-term liabilities is $125.7 million for employee compensation and benefits, most of which will come due beyond five years and $115.3 million for accrued rent, the cash flow requirements of which are included in the lease commitments in the above table.
CRITICAL ACCOUNTING POLICIES
       TJX must evaluate and select applicable accounting policies. We consider our most critical accounting policies, involving management estimates and judgments, to be those relating to inventory valuation, retirement obligations, casualty insurance, and accounting for taxes. We believe that we have selected the most appropriate assumptions in each of the following areas and that the results we would have obtained, had alternative assumptions been selected, would not be materially different from the results we have reported.
       Inventory valuation: We use the retail method for valuing inventory on a first-in first-out basis. Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method is widely used in the retail industry and involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in the inventory valuation when the price of an item is changed. We believe the retail method results in a more conservative inventory valuation than other accounting methods. In addition, as a normal business practice, we have a very specific policy as to when markdowns are to be taken, greatly reducing the need for management estimates. Inventory shortage involves estimating a shrinkage rate for interim periods, but is based on a full physical inventory at fiscal year end. Thus, the difference between actual and estimated amounts may cause fluctuations in quarterly results, but is not a factor in full year results. Overall, we believe that the retail method, coupled with our disciplined permanent markdown policy and a full physical inventory taken at each fiscal year end, results in an inventory valuation that is fairly stated. Lastly, many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. Our off-price businesses have historically not entered into such arrangements with our vendors. Bob’s Stores, the value-oriented retailer we acquired in December 2003, does have vendor relationships that provide for recovery of advertising dollars if certain conditions are met. These arrangements do have some impact on Bob’s inventory valuation but such amounts are immaterial to our consolidated results.
       Retirement obligations: Retirement costs are accrued over the service life of an employee and represent in the aggregate obligations that will ultimately be settled far in the future and are therefore subject to estimates. We are required to make assumptions regarding variables, such as the discount rate for valuing pension obligations and the long-term rate of return assumed to be earned on pension assets, both of which impact the net periodic pension cost for the period. The discount rate, which we determine annually based on market interest rates, has dropped over the past several years and our actual returns on pension assets for the several years prior to fiscal 2004 were considerably less than our expected returns. These two factors can have a considerable impact on the annual cost of retirement benefits and in recent years have had an unfavorable effect on the funded status of our qualified pension plan. We have made contributions of $100.5 million, which exceeded the minimum required, over the last three years to largely restore the funded status of our plan.
       Casualty insurance: The nature of our casualty insurance program for certain fiscal periods, primarily fiscal 2005, 2004 and 2003, carries a deductible that exposes TJX to losses for casualty claims in excess of our estimated annual cost of such losses. The accrual for our estimated losses requires us, with the aid of an actuarial service and based upon claims experience of TJX and other factors, to make significant estimates and assumptions. Actual results could differ from these estimates. A large portion of these losses are funded during the policy year, offsetting our estimated loss accruals. The Company has a net accrual of $26.4 million for the unfunded portion of its casualty losses as of January 29, 2005.
       Accounting for taxes: Like many large corporations, we are regularly under audit by the United States federal, state, local or foreign tax authorities in the areas of income taxes and the remittance of sales and use taxes. In evaluating the potential exposure associated with the various tax filing positions, we accrue charges for possible exposures. Based on the annual evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for possible exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial period might be materially impacted. The Internal Revenue Service is currently examining the fiscal years ended January 2000 through January 2003 and we also have various state and foreign tax examinations in process.
RECENT ACCOUNTING PRONOUNCEMENTS
       In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (SFAS No. 123R) which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards on the grant date (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). This Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (our third quarter of fiscal 2006). We disclose the pro forma impact of expensing stock options in accordance with SFAS No. 123 as originally issued in our notes to the consolidated financial statements and we are still assessing the impact that SFAS No. 123R will have on our financial statements.
       In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. We do not believe the adoption of this Statement will have a material impact on our financial statements.
       In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of this Statement will have any material impact on our financial statements.

       On January 12, 2004, the FASB released Staff Position No. SFAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted on December 8, 2003. We are in the process of determining if our plan is actuarially equivalent to Medicare Part D and our disclosed postretirement medical cost of $6.7 million for fiscal 2005 has not been reduced by any federal subsidy. We do not expect that any subsidy for which we may qualify will be material.
MARKET RISK
       We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Notes A and D to the consolidated financial statements, we hedge a significant portion of our net investment in foreign operations; intercompany transactions with these operations; and certain merchandise purchase commitments incurred by these operations; with derivative financial instruments. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We do not enter into derivatives for speculative trading purposes.
       In addition, the assets of our qualified pension plan, a large portion of which is invested in equity securities, are subject to the risks and uncertainties of the public stock market. We allocate the pension assets in a manner that attempts to minimize and control our exposure to these market uncertainties.
ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
       We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Notes A and D to the consolidated financial statements, we hedge a significant portion of our net investment in foreign operations; intercompany transactions with these operations; and certain merchandise purchase commitments incurred by these operations; with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 29, 2005, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
       Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by the Company. We occasionally enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions.
       We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year. As of January 29, 2005, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       The information required by this item may be found on pages F-1 through F-31 of this Annual Report on Form 10-K.
ITEM 9.                DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
       Not applicable.
ITEM 9A.                CONTROLS AND PROCEDURES
         (a)     Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
       The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be filed in this annual report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.
       There have been no changes in internal controls over financial reporting, that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
         (b)     Management’s Annual Report on Internal Control Over Financial Reporting
       The management of TJX is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
       Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 29, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 29, 2005.
       PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of The TJX Companies, Inc., has audited management’s assessment of our internal control over financial reporting as of January 29, 2005, as stated in their report which is included herein.
         (c)     Attestation report of the Independent Registered Public Accounting Firm
       Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.                OTHER INFORMATION
       None.
Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 29, 2005. The information required by this Item and not given in Item 4A, under the caption “Executive Officers of the Registrant,” will appear under the headings “Election of Directors” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated in this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION
       The information required by this Item will appear under the heading “Executive Compensation” in our Proxy Statement, which section is incorporated in this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       The information required by this Item will appear under the heading “Beneficial Ownership” in our Proxy Statement, which section is incorporated in this item by reference.
       The following table provides certain information as of January 29, 2005 with respect to our equity compensation plans:
Equity Compensation Plan Information

(c)
Number of securities
remaining available
	(a)	(b)	for future issuance
	Number of securities to	Weighted-average exercise	under equity
	be issued upon exercise	price of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in (a))

Equity compensation plans approved by security holders	48,557,665	$18.44	33,215,903
Equity compensation plans not approved by security holders (1)	N/ A	N/ A	N/ A

Total	48,557,665	$18.44	33,215,903

(1)	All equity compensation plans have been approved by shareholders.
       For additional information concerning our equity compensation plans, see Note F to our consolidated financial statements, on page F-17.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statement Schedules
       For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.
Schedule II — Valuation and Qualifying Accounts

	Balance	Amounts	Write-Offs	Balance
	Beginning of	Charged to	Against	End of
(In Thousands)	Period	Net Income	Reserve	Period

Sales Return Reserve:
Fiscal Year Ended January 29, 2005	$11,596	$825,795	$824,229	$13,162

Fiscal Year Ended January 31, 2004	$10,201	$772,199	$770,804	$11,596

Fiscal Year Ended January 25, 2003	$9,135	$701,720	$700,654	$10,201

Discontinued Operations Reserve:
Fiscal Year Ended January 29, 2005	$17,518	$-	$5,153	$12,365

Fiscal Year Ended January 31, 2004	$55,361	$-	$37,843	$17,518

Fiscal Year Ended January 25, 2003	$87,284	$-	$31,923	$55,361

Casualty Insurance Reserve:
Fiscal Year Ended January 29, 2005	$15,877	$58,045	$47,488	$26,434

Fiscal Year Ended January 31, 2004	$9,465	$44,531	$38,119	$15,877

Fiscal Year Ended January 25, 2003	$12,545	$25,186	$28,266	$9,465

(b) Exhibits
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

Exhibit
No.	Description of Exhibit

10.1	Five-Year Revolving Credit Agreement dated as of March 26, 2002 among the financial institutions as lenders, Bank One, NA, Fleet National Bank, The Bank of New York, Bank of America, N.A. and JPMorgan Chase Bank, as co-agents, and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-K for the fiscal year ended January 26, 2002. Amendment No. 1 to the Five-Year Revolving Credit Agreement, dated as of May 3, 2002 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 27, 2002. Amendment No. 2 to the Five-Year Revolving Credit Agreement, dated as of July 19, 2002 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 27, 2002.
10.2	364-day Revolving Credit Agreement dated as of March 26, 2002 among the financial institutions as lenders, Bank One, NA, Fleet National Bank, The Bank of New York, Bank of America, N.A. and JP Morgan Chase Bank, as co-agents, and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended January 26, 2002. Amendment No. 1 to the 364-Day Revolving Credit Agreement, dated as of May 3, 2002 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended April 27, 2002. Amendment No. 2 to the 364-Day Revolving Credit Agreement, dated as of July 19, 2002 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 27, 2002. Amendment No. 3 to the 364-Day Revolving Credit Agreement dated as of March 24, 2003 is incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 25, 2003. Amendment No. 4 to the 364-Day Revolving Credit Agreement dated March 17, 2004 is incorporated herein by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended January 31, 2004. Amendment No. 5 to the 364-day Revolving Credit Agreement dated as of March 10, 2005 is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 15, 2005.
10.3	The Employment Agreement dated as of June 3, 2003 between Edmond J. English and the Company is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 26, 2003.*
10.4	The Employment Agreement dated as of June 3, 2003 between Bernard Cammarata and the Company is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 2003.*
10.5	The Amended and Restated Employment Agreement dated as of January 28, 2001 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended April 28, 2001.*
10.6	The Agreement dated as of November 8, 2004 between Carol Meyrowitz and The TJX Companies, Inc. is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on November 15, 2004.*
10.7	The Employment Agreement dated as of January 31, 2000 with Arnold Barron is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 28, 2000. The amendment to the Employment Agreement dated August 30, 2001 is incorporated herein by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended January 26, 2002.*
10.8	The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997.*
10.9	The 1982 Long Range Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to the Form 10-K filed for the fiscal year ended January 29, 1994.*
10.10	The Stock Incentive Plan, as amended and restated through June 1, 2004, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.11	The Form of a Non-Qualified Stock Option Certificate Granted Under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.12	The Form of a Performance-Based Restricted Stock Award Granted Under Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.13	Description of Director Compensation Arrangements is filed herewith.*
10.14	The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997.*
10.15	The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The related Second Amendment, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000.*

Exhibit
No.	Description of Exhibit

10.16	The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992.*
10.17	The Executive Savings Plan and related Amendments No. 1 and No. 2, effective as of October 1, 1998, is incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the fiscal year ended January 30, 1999.*
10.18	The Agreement and the Form of the related Split Dollar Agreements dated October 28, 1999 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 1999.*
10.19	The Restoration Agreement and related letter agreement regarding conditional reimbursement dated December 31, 2002 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 25, 2003. *
10.20	The Agreement and the Form of the related Split Dollar Agreements dated February 29, 2000 between TJX and Richard Lesser are incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the fiscal year ended January 29, 2000.*
10.21	The Restoration Agreement dated January 20, 2003 between TJX and Richard Lesser is incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed for the fiscal year ended January 25, 2003. *
10.22	The Modification Agreement dated January 20, 2003 among TJX, Boston Private Bank and Trust Company, Trustee, and Richard G. Lesser is incorporated herein by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended January 25, 2003.*
10.23	The form of Indemnification Agreement between TJX and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990.*
10.24	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.25	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *
10.26	The Trust Agreement for Executive Savings Plan dated as of January 1, 2005 between TJX and Wells Fargo Bank, N.A. is filed herewith.*
10.27	The Distribution Agreement dated as of May 1, 1989 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to TJX’s Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.
10.28	The Indemnification Agreement dated as of April 18, 1997 by and between TJX and BJ’s Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.
14	Code of Ethics:
TJX’s Code of Ethics for TJX Executives is incorporated herein by reference to Exhibit 14 to the Form 10-K filed for the fiscal year ended January 25, 2003.
21	Subsidiaries:
A list of the Registrant’s subsidiaries is filed herewith.
23	Consents of Independent Registered Public Accounting Firm
The Consent of PricewaterhouseCoopers LLP is filed herewith.
24	Power of Attorney:
The Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.

Exhibit
No.	Description of Exhibit

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.
Dated: March 30, 2005

/s/ JEFFREY G. NAYLOR

Jeffrey G. Naylor
Senior Executive Vice President — Finance

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ EDMOND J. ENGLISH Edmond J. English, President and Principal Executive Officer and Director	/s/ JEFFREY G. NAYLOR Jeffrey G. Naylor, Senior Executive Vice President — Finance, Principal Financial and Accounting Officer

DAVID A. BRANDON* David A. Brandon, Director	RICHARD G. LESSER* Richard G. Lesser, Director

BERNARD CAMMARATA* Bernard Cammarata, Director	JOHN F. O’BRIEN* John F. O’Brien, Director

GARY L. CRITTENDEN* Gary L. Crittenden, Director	ROBERT F. SHAPIRO* Robert F. Shapiro, Director

GAIL DEEGAN* Gail Deegan, Director	WILLOW B. SHIRE* Willow B. Shire, Director

DENNIS F. HIGHTOWER* Dennis F. Hightower, Director	FLETCHER H. WILEY* Fletcher H. Wiley, Director

*BY /s/ JEFFREY G. NAYLOR Jeffrey G. Naylor
Dated: March 30, 2005	as attorney-in-fact

The TJX Companies, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years Ended January 29, 2005, January 31, 2004 and January 25, 2003

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders of The TJX Companies, Inc.:
       We have completed an integrated audit of The TJX Companies, Inc’s 2005 consolidated financial statements and of its internal control over financial reporting as of January 29, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries (the “Company”) at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       As discussed in Note A, in fiscal 2005 the Company changed its method for reporting diluted earnings per share by adopting EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” All earnings per share amounts presented have been adjusted to reflect the impact of this change.
Internal control over financial reporting
       Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 29, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
       A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Boston, MA
March 30, 2005

The TJX Companies, Inc.
Consolidated Statements of Income

	Fiscal Year Ended

	January 29,	January 31,	January 25,
	2005	2004	2003
Amounts In Thousands Except Per Share Amounts

		(53 Weeks)
Net sales	$14,913,483	$13,327,938	$11,981,207
Cost of sales, including buying and occupancy costs	11,371,747	10,077,194	9,079,579
Selling, general and administrative expenses	2,436,286	2,155,166	1,938,531
Interest expense, net	25,757	27,252	25,373

Income before provision for income taxes	1,079,693	1,068,326	937,724
Provision for income taxes	415,549	409,961	359,336

Net income	$664,144	$658,365	$578,388

Basic earnings per share:
Net income	$1.36	$1.30	$1.09
Weighted average common shares-basic	488,809	508,359	532,241
Diluted earnings per share -See Note A
Net income	$1.30	$1.25	$1.05
Weighted average common shares-diluted	512,649	529,779	554,645
Cash dividends declared per share	$.18	$.14	$.12
The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.
Consolidated Balance Sheets

	January 29,	January 31,
In Thousands	2005	2004

Assets
Current assets:
Cash and cash equivalents	$307,187	$246,403
Accounts receivable, net	119,611	90,902
Merchandise inventories	2,352,032	1,941,698
Prepaid expenses and other current assets	126,290	163,766
Current deferred income taxes, net	-	8,979

Total current assets	2,905,120	2,451,748

Property at cost:
Land and buildings	261,778	256,529
Leasehold costs and improvements	1,332,580	1,114,576
Furniture, fixtures and equipment	1,940,178	1,686,447

	3,534,536	3,057,552
Less accumulated depreciation and amortization	1,697,791	1,444,231

	1,836,745	1,613,321

Property under capital lease, net of accumulated amortization of $8,190 and $5,956, respectively	24,382	26,616
Other assets	125,463	121,255
Goodwill and tradenames, net of accumulated amortization	183,763	183,827

Total Assets	$5,075,473	$4,396,767

Liabilities
Current liabilities:
Current installments of long-term debt	$99,995	$5,000
Obligation under capital lease due within one year	1,581	1,460
Accounts payable	1,276,035	960,382
Current deferred income taxes, net	2,354	-
Accrued expenses and other current liabilities	824,147	723,678

Total current liabilities	2,204,112	1,690,520

Other long-term liabilities	466,786	337,721
Non-current deferred income taxes, net	152,553	123,817
Obligation under capital lease, less portion due within one year	25,947	27,528
Long-term debt, exclusive of current installments	572,593	664,793
Commitments and contingencies	-	-
Shareholders’ Equity
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 480,699,154 and 499,181,639 shares, respectively	480,699	499,182
Additional paid-in capital	-	-
Accumulated other comprehensive income (loss)	(26,245)	(13,584)
Unearned stock compensation	(10,010)	(12,310)
Retained earnings	1,209,038	1,079,100

Total shareholders’ equity	1,653,482	1,552,388

Total Liabilities and Shareholders’ Equity	$5,075,473	$4,396,767

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year Ended

	January 29,	January 31,	January 25,
In Thousands	2005	2004	2003

		(53 Weeks)
Cash flows from operating activities:
Net income	$664,144	$658,365	$578,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279,059	238,385	207,876
Property disposals	4,908	5,679	8,699
Tax benefit of employee stock options	20,910	13,572	11,767
Amortization of unearned stock compensation	9,379	10,208	3,197
Deferred income tax provision	41,167	84,363	72,138
Changes in assets and liabilities:
(Increase) in accounts receivable	(27,731)	(11,818)	(5,983)
(Increase) in merchandise inventories	(390,655)	(310,673)	(85,644)
Decrease (increase) in prepaid expenses and other current assets	35,912	(51,413)	(22,208)
Increase in accounts payable	305,344	118,832	45,559
Increase in accrued expenses and other liabilities	154,574	20,083	133,115
Other, net	(17,180)	(5,083)	(38,344)

Net cash provided by operating activities	1,079,831	770,500	908,560

Cash flows from investing activities:
Property additions	(429,133)	(409,037)	(396,724)
Acquisition of Bob’s Stores, net of cash acquired	-	(57,138)	-
Proceeds from repayments on note receivable	652	606	564

Net cash (used in) investing activities	(428,481)	(465,569)	(396,160)

Cash flows from financing activities:
Principal payments on long-term debt	(5,002)	(15,000)	-
Payments on capital lease obligation	(1,460)	(1,348)	(1,244)
Proceeds from sale and issuance of common stock	96,861	59,159	33,916
Cash payments for repurchase of common stock	(594,580)	(520,746)	(481,734)
Cash dividends paid	(83,418)	(68,889)	(60,025)

Net cash (used in) financing activities	(587,599)	(546,824)	(509,087)

Effect of exchange rate changes on cash	(2,967)	(4,034)	(3,759)

Net increase (decrease) in cash and cash equivalents	60,784	(245,927)	(446)
Cash and cash equivalents at beginning of year	246,403	492,330	492,776

Cash and cash equivalents at end of year	$307,187	$246,403	$492,330

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock			Accumulated
			Additional	Other	Unearned
		Par	Paid-in	Comprehensive	Stock	Retained
In Thousands	Shares	Value $1	Capital	Income (Loss)	Compensation	Earnings	Total

Balance, January 26, 2002	271,538	$271,538	$-	$(6,755)	$(4,654)	$1,080,569	$1,340,698
Comprehensive income:
Net income	-	-	-	-	-	578,388	578,388
Gain due to foreign currency translation adjustments	-	-	-	23,006	-	-	23,006
(Loss) on hedge contracts	-	-	-	(23,241)	-	-	(23,241)
Minimum pension liability adjustment	-	-	-	3,826	-	-	3,826

Total comprehensive income							581,979
Stock split, two-for-one	269,431	269,431	-	-	-	(269,431)	-
Cash dividends declared on common stock	-	-	-	-	-	(63,421)	(63,421)
Restricted stock awards granted and fair market value adjustments	325	325	5,870	-	(6,195)	-	-
Amortization of unearned stock compensation	-	-	-	-	3,197	-	3,197
Issuance of common stock under stock incentive plans and related tax benefits	2,505	2,505	41,794	-	-	-	44,299
Common stock repurchased	(23,284)	(23,284)	(47,664)	-	-	(426,657)	(497,605)

Balance, January 25, 2003	520,515	520,515	-	(3,164)	(7,652)	899,448	1,409,147
Comprehensive income:
Net income	-	-	-	-	-	658,365	658,365
Gain due to foreign currency translation adjustments	-	-	-	14,323	-	-	14,323
(Loss) on hedge contracts	-	-	-	(24,743)	-	-	(24,743)

Total comprehensive income							647,945
Cash dividends declared on common stock	-	-	-	-	-	(70,745)	(70,745)
Restricted stock awards granted and fair market value adjustments	600	600	14,266	-	(14,866)	-	-
Amortization of unearned stock compensation	-	-	-	-	10,208	-	10,208
Issuance of common stock under stock incentive plans and related tax benefits	4,890	4,890	66,212	-	-	-	71,102
Common stock repurchased	(26,823)	(26,823)	(80,478)	-	-	(407,968)	(515,269)

Balance, January 31, 2004	499,182	499,182	-	(13,584)	(12,310)	1,079,100	1,552,388
Comprehensive income:
Net income	-	-	-	-	-	664,144	664,144
(Loss) due to foreign currency translation adjustments	-	-	-	(10,681)	-	-	(10,681)
Gain on net investment hedge contracts	-	-	-	3,759	-	-	3,759
(Loss) on cash flow hedge contract	-	-	-	(19,652)	-	-	(19,652)
Amount of cash flow hedge reclassified from other comprehensive income to net income	-	-	-	13,913	-	-	13,913

Total comprehensive income							651,483
Cash dividends declared on common stock	-	-	-	-	-	(87,578)	(87,578)
Restricted stock awards granted and fair market value adjustments	220	220	6,859	-	(7,079)	-	-
Amortization of unearned stock compensation	-	-	-	-	9,379	-	9,379
Issuance of common stock under stock incentive plans and related tax benefits	6,447	6,447	109,286	-	-	-	115,733
Common stock repurchased	(25,150)	(25,150)	(116,145)	-	-	(446,628)	(587,923)

Balance, January 29, 2005	480,699	$480,699	$-	$(26,245)	$(10,010)	$1,209,038	$1,653,482

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.
Notes to Consolidated Financial Statements
A.     Summary of Accounting Policies
       Basis of Presentation: The consolidated financial statements of The TJX Companies, Inc. (referred to as “TJX”, the “Company” or “we”) include the financial statements of all of TJX’s subsidiaries, all of which are wholly owned. All of TJX’s activities are conducted within TJX or our subsidiaries and are consolidated in these financial statements. All intercompany transactions have been eliminated in consolidation. The notes pertain to continuing operations except where otherwise noted.
       Fiscal Year: TJX’s fiscal year ends on the last Saturday in January. The fiscal year ended January 31, 2004 (“fiscal 2004”) included 53 weeks. The fiscal years ended January 29, 2005 (“fiscal 2005”) and January 25, 2003 (“fiscal 2003”) each included 52 weeks.
       Earnings Per Share: All earnings per share amounts discussed refer to diluted earnings per share unless otherwise indicated.
       In October 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus that EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” would be effective for reporting periods ending after December 15, 2004. This accounting pronouncement affects the company’s treatment, for earnings per share purposes, of its $517.5 million zero coupon convertible subordinated notes issued in February 2001. The notes are convertible into 16.9 million shares of TJX common stock if the sale price of our stock reaches certain levels or other contingencies are met. Prior to this reporting period, the 16.9 million shares were excluded from the diluted earnings per share calculation because criteria for conversion had not been met. EITF Issue No. 04-08 requires that shares associated with contingently convertible debt be included in diluted earnings per share computations regardless of whether contingent conversion conditions have been met. EITF Issue No. 04-08 also requires that diluted earnings per share for all prior periods be restated to reflect this change. As a result, diluted earnings per share for all periods presented (including pro forma amounts) reflect the assumed conversion of our convertible subordinated notes as well as the May 2002 two-for-one stock split.
       Lease Accounting: During fiscal 2005 we recorded a one-time non-cash charge to conform our accounting policies to generally accepted accounting principles related to the timing of rent expense for certain leased locations. Previously, we began recording rent expense at the time a store opened and the lease term commenced as specified in the lease. Beginning in the fourth quarter of fiscal 2005, we record rent expense when we take possession of a store, which occurs before the commencement of the lease term, as specified in the lease, and generally 30 to 60 days prior to the opening of the store. This will result in an acceleration of the commencement of rent expense for each lease, as we record rent expense during the pre-opening period, but a reduction in monthly rent expense, as the total rent due under the lease is amortized over a greater number of months.
       This correction resulted in a one-time, cumulative, non-cash charge of $30.7 million on a pre tax basis ($19.3 million net of tax), or $.04 per share, which we recorded in the fourth quarter of fiscal 2005.
       The following is the cumulative effect of the correction by operating segment (in thousands):

Marmaxx	$16,807
Winners and HomeSense	3,538
T.K. Maxx	6,473
HomeGoods	2,243
A.J. Wright	1,662
Bob’s Stores	-

$30,723

       Use of Estimates: The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers the more significant accounting policies that involve management estimates and judgments to be those relating to inventory valuation, retirement obligations, casualty insurance, and accounting for taxes. Actual amounts could differ from those estimates.
       Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives layaway merchandise.
       Consolidated Statements of Income Classifications: Cost of sales, including buying and occupancy costs include the cost of merchandise sold and gains and losses on inventory-related derivative contracts; store occupancy costs (including real estate taxes, utility and maintenance costs, and fixed asset depreciation); the costs of operating our distribution centers; payroll, benefits and travel costs directly associated with buying inventory; and systems costs related to the buying and tracking of inventory.
       Selling, general and administrative expenses include store payroll and benefit costs; communication costs; credit and check expenses; advertising; administrative and field management payroll, benefits and travel costs; corporate administrative costs and depreciation; gains and losses on non-inventory related foreign currency exchange contracts and other gains or losses.
       Cash and Cash Equivalents: TJX generally considers highly liquid investments with an initial maturity of three months or less to be cash equivalents. Our investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks. The fair value of cash equivalents approximates carrying value.
       Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories on the first-in first-out basis. We almost exclusively utilize a permanent markdown strategy and lower the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in our stores. Effective with the third quarter ended October 30, 2004, we have begun to accrue for inventory obligations at the time inventory is shipped rather than when received and accepted by TJX. At January 29, 2005, the amount of in-transit inventory included in merchandise inventories and accounts payable on the balance sheet was $236.9 million.
       Common Stock and Equity: TJX’s equity transactions consist primarily of the repurchase of our common stock under our stock repurchase program and the issuance of common stock under our stock incentive plan. Under the stock repurchase program we repurchase our common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par first charged against any available additional paid-in capital (“APIC”) and the balance charged to retained earnings. Due to the high volume of repurchases over the past several years we have no remaining balance in APIC. Virtually all shares are retired when purchased. We have 250,276 shares held in treasury which are reflected as a reduction to common stock outstanding.
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
       TJX has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and continues to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for compensation expense under our stock option plan. TJX grants options at fair market value on the date of the grant, accordingly no compensation expense has been recognized for the stock options issued during fiscal 2005, 2004 or 2003. Compensation expense determined in accordance with SFAS No. 123, net of related income tax effect, amounted to $60.1 million, $55.2 million and $41.7 million for fiscal 2005, 2004 and 2003, respectively.

       Presented below are the unaudited pro forma net income and related earnings per share showing the effect that stock compensation expense, determined in accordance with SFAS No. 123, would have on reported results.

	January 29,	January 31,	January 25,
In Thousands Except Per Share Amounts	2005	2004	2003

	(53 Weeks)
Net income, as reported	$664,144	$658,365	$578,388
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,627	6,292	1,973
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(60,072)	(55,245)	(41,699)

Pro forma net income	$609,699	$609,412	$538,662

Earnings per share:
Basic-as reported	$1.36	$1.30	$1.09
Basic-pro forma	$1.25	$1.20	$1.01
Diluted-as reported	$1.30	$1.25	$1.05
Diluted-pro forma	$1.21	$1.16	$.98
       For purposes of applying the provisions of SFAS No. 123 for the pro forma calculations, the fair value of each option granted during fiscal 2005, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of .8% in fiscal 2005, ..6% in fiscal 2004 and .5% in fiscal 2003; volatility of 35%, 43% and 44% in fiscal 2005, 2004 and 2003, respectively; a risk-free interest rate of 3.4% in fiscal 2005, 3.3% in fiscal 2004 and 3.5% in fiscal 2003; and an expected holding period of 4.5 years in fiscal 2005 and six years in fiscal 2004 and 2003. The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 was $6.96, $8.75 and $8.93 per share, respectively.
       Interest: TJX’s interest expense, net was $25.8 million, $27.3 million and $25.4 million in fiscal 2005, 2004 and 2003 respectively. Interest expense is presented net of interest income of $7.7 million, $6.5 million and $10.5 million in fiscal 2005, 2004 and 2003, respectively. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. No interest was capitalized in fiscal 2005. We capitalized interest of $1.0 million and $559,000 in fiscal 2004 and 2003, respectively. Debt discount and related issue expenses are amortized to interest expense over the lives of the related debt issues or to the first date the holders of the debt may require TJX to repurchase such debt.
       Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property by the use of the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $268.0 million for fiscal 2005, $227.3 million for fiscal 2004, and $196.4 million for fiscal 2003. Amortization expense for property held under a capital lease was $2.2 million in fiscal 2005, 2004 and 2003. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over three to ten years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in net income. Pre-opening costs, including rent, are expensed as incurred.
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
       Goodwill and Tradenames: Goodwill is primarily the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain and is included in the Marmaxx segment at January 29, 2005 and January 31, 2004. In addition, goodwill includes the excess of cost over the estimated fair market value of the net assets of Winners acquired by TJX in fiscal 1991.

       Goodwill, net of amortization, totaled $71.8 million, $71.4 million and $71.5 million as of January 29, 2005, January 31, 2004 and January 25, 2003, respectively, and through January 26, 2002 was being amortized over 40 years on a straight-line basis. There was no amortization of goodwill in fiscal 2005, 2004 or 2003. Cumulative amortization as of January 29, 2005, was $33.0 million, and was $32.9 million at both January 31, 2004 and January 25, 2003. Changes in goodwill cost and accumulated amortization are attributable to the effect of exchange rate changes on Winners reported goodwill.
       Tradenames include the values assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 in the acquisition of the Marshalls chain, and to the name “Bob’s Stores” acquired by TJX in December 2003 when we acquired substantially all of the assets of Bob’s Stores (see Note B). These values were determined by the discounted present value of assumed after-tax royalty payments, offset by a reduction for their pro-rata share of negative goodwill.
       The Marshalls tradename, net of accumulated amortization prior to the implementation of SFAS No. 142 in fiscal 2003, is carried at a value of $107.7 million, is considered to have an indefinite life and accordingly, is no longer amortized. The Bob’s Stores tradename, pursuant to the purchase accounting method, was valued at $4.8 million which is being amortized over 10 years. Amortization expense of $483,000 and $33,000 was recognized in fiscal 2005 and 2004, respectively. Cumulative amortization as of January 29, 2005 and January 31, 2004 was $516,000 and $33,000, respectively.
       The Company occasionally acquires other trademarks in connection with private label merchandise. Such trademarks are included in other assets and are amortized to cost of sales, including buying and occupancy costs over the term of the agreement generally from 7 to 10 years. Amortization expense related to trademarks was $492,000, $519,000, and $369,000 in fiscal 2005, 2004 and 2003, respectively. The Company had $2.7 million, $3.0 million and $3.2 million in trademarks, net of accumulated amortization, at January 29, 2005, January 31, 2004 and January 25, 2003, respectively. Trademarks and the related amortization are included in the related operating segment for which they were acquired.
       An impairment analysis is performed for goodwill and tradenames, at a minimum on an annual basis, in the fourth quarter of a fiscal year. No impairments have been recorded on these assets to date.
       Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $188.0 million, $148.4 million, and $135.3 million for fiscal 2005, 2004 and 2003, respectively.
       Foreign Currency Translation: TJX’s foreign assets and liabilities are translated at the fiscal year end exchange rate. Activity of the foreign operations that affect the statements of income and cash flows are translated at the average exchange rates prevailing during the fiscal year. The translation adjustments associated with the foreign operations are included in shareholders’ equity as a component of accumulated other comprehensive income (loss). Cumulative foreign currency translation adjustments included in shareholders’ equity amounted to a gain of $10.7 million, net of related tax effect of $12.2 million, as of January 29, 2005; a gain of $21.4 million, net of related tax effect of $16.3 million, as of January 31, 2004; and a gain of $6.2 million, as of January 25, 2003.
       Derivative Instruments and Hedging Activity: TJX enters into financial instruments to manage our cost of borrowing and to manage our exposure to changes in foreign currency exchange rates. The Company recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Cumulative gains and losses on derivatives that have hedged our net investment in foreign operations and deferred gains and losses on cash flow hedges that have been recorded in other comprehensive income amounted to a loss of $36.9 million, net of related tax effects of $24.6 million at January 29, 2005; a loss of $35.0 million, net of related tax effects of $23.3 million as of January 31, 2004; and amounted to a loss of $9.4 million as of January 25, 2003.
       New Accounting Standards: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (SFAS No. 123R) which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards on the grant date (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). This Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (our third quarter of fiscal 2006). We disclose the pro forma impact of expensing stock options in accordance with SFAS No. 123, as originally issued, in our notes to the consolidated financial statements and we are still assessing the impact that SFAS No. 123R will have on our financial statements.
       In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. We do not believe the adoption of this Statement will have any material impact on our financial statements.
       In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of this Statement will have any material impact on our financial statements.
       On January 12, 2004, the FASB released Staff Position No. SFAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted on December 8, 2003. We are in the process of determining if our plan is actuarially equivalent to Medicare Part D and our disclosed postretirement medical cost of $6.7 million for fiscal 2005 has not been reduced by any federal subsidy. We do not expect that any subsidy for which we may qualify will be material.
B.     Acquisition of Bob’s Stores
       On December 24, 2003, TJX completed the acquisition of Bob’s Stores, a value-oriented retail chain in the Northeast United States. Pursuant to the acquisition agreement, TJX purchased substantially all of the assets of Bob’s Stores, including one owned location, and assumed leases for 30 of Bob’s Stores locations, its Meriden, Connecticut office and warehouse lease, along with specified operating contracts and customer, vendor and employee obligations. The purchase price, which is net of proceeds received from a third party, amounted to $57.6 million.
       The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill and conversely, the excess fair value over purchase price, “negative goodwill,” is allocated as a reduction to the long-lived assets. The purchase accounting method allows a one year period to finalize the fair values of the net assets acquired. No further adjustments to fair market values are made after that point.
       The initial allocation of the purchase price resulted in the allocation of $2.4 million of negative goodwill. Subsequent to our fiscal year ended January 31, 2004, it was determined that additional inventory related obligations should have been reflected on the opening balance sheet, which essentially eliminated the negative goodwill. The following table presents the final allocation of the $57.6 million purchase price to the assets and liabilities acquired based on their fair values as of December 24, 2003:

As of
December 24,
In Thousands	2003

Current assets	$37,310
Property and equipment	23,529
Intangible assets	16,064

Total assets acquired	76,903

Current liabilities	19,288

Total liabilities assumed	19,288

Net assets acquired	$57,615

       The intangible assets include $11.0 million assigned to favorable leases which is being amortized over the related lease terms and includes $4.8 million for the value of the tradename “Bob’s Stores,” which is being amortized over 10 years.
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
C.     Long-Term Debt and Credit Lines
       The table below presents long-term debt, exclusive of current installments, as of January 29, 2005 and January 31, 2004. All amounts are net of unamortized debt discounts. Capital lease obligations are separately presented in Note E.

	January 29,	January 31,
In Thousands	2005	2004

General corporate debt:
7% unsecured notes, maturing June 15, 2005 (effective interest rate of 7.02% after reduction of the unamortized debt discount of $19 in fiscal 2004)	$-	$99,981
7.45% unsecured notes, maturing December 15, 2009 (effective interest rate of 7.50% after reduction of unamortized debt discount of $311 and $375 in fiscal 2005 and 2004, respectively)	199,689	199,625
Market value adjustment to debt hedged with interest rate swap	(2,851)	(3,100)

Total general corporate debt	196,838	296,506

Subordinated debt:
Zero coupon convertible subordinated notes due February 13, 2021, after reduction of unamortized debt discount of $141,742 and $149,213 in fiscal 2005 and 2004, respectively	375,755	368,287

Total subordinated debt	375,755	368,287

Long-term debt, exclusive of current installments	$572,593	$664,793

       The aggregate maturities of long-term debt, exclusive of current installments at January 29, 2005 are as follows:

Long
Term
In Thousands	Debt

Fiscal Year
2007	$-
2008	375,755
2009	-
2010	199,689
Later years	-
Deferred (loss) on settlement of interest rate swap and fair value adjustments on hedged debt	(2,851)

Aggregate maturities of long-term debt, exclusive of current installments	$572,593

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
       The fair value of our general corporate debt, including current installments, is estimated by obtaining market value quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of our zero coupon convertible subordinated notes is estimated by obtaining market quotes. The fair value of general corporate debt, including current installments, at January 29, 2005 is $327.9 million versus a carrying value of $296.8 million. The fair value of the zero coupon convertible subordinated notes is $447.6 million versus a carrying value of $375.8 million. These estimates do not necessarily reflect certain provisions or restrictions in the various debt agreements which might affect our ability to settle these obligations.
       During fiscal 2003, we entered into a $370 million five-year revolving credit facility and in fiscal 2005 we renewed our 364-day revolving credit facility for $330 million. Effective March 17, 2005, we extended the 364-day agreement until July 15, 2005, with substantially all of the terms and conditions of the original facility remaining unchanged. We anticipate that during the year we will negotiate new agreements increasing the aggregate size of our revolving credit facilities and extending their maturity. The credit facilities do not require any compensating balances however, TJX must maintain certain leverage and fixed charge coverage ratios. Based on our current financial condition, we believe that non-compliance with these covenants is remote. The revolving credit facilities are used as backup to our commercial paper program. As of January 29, 2005 there were no outstanding amounts under our credit facilities. The maximum amount of our U.S. short-term borrowings outstanding was $5 million during fiscal 2005 and $27 million during fiscal 2004. There were no short-term borrowings during fiscal 2003. The weighted average interest rate on our U.S. short-term borrowings was 2.04% in fiscal 2005 and 1.09% in fiscal 2004.

       As of January 29, 2005, TJX had credit lines totaling C$20 million to meet certain operating needs of its Canadian subsidiary. The maximum amount outstanding under our Canadian credit lines was C$6.8 million in fiscal 2005, C$5.6 million in fiscal 2004, and C$19.2 million in fiscal 2003.
D.     Financial Instruments
       TJX enters into financial instruments to manage our cost of borrowing and to manage our exposure to changes in foreign currency exchange rates.
       Interest Rate Contracts: In December 1999, prior to the issuance of the $200 million ten-year notes, TJX entered into a rate-lock agreement to hedge the underlying treasury rate of notes. The cost of this agreement has been deferred and is being amortized to interest expense over the term of the notes and results in an effective fixed rate of 7.60% on this debt. During fiscal 2004, TJX entered interest rate swaps on $100 million of the $200 million ten-year notes effectively converting the interest on that portion of the unsecured notes from fixed to a floating rate of interest indexed to the six-month LIBOR rate. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these swaps, TJX pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair value hedges of the underlying debt. The fair value of the contracts, excluding the net interest accrual, amounted to a liability of $2.9 million and $3.1 million as of January 29, 2005 and January 31, 2004, respectively. The valuation of the swaps results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $2.9 million in fiscal 2005 and was reduced by $3.1 million in fiscal 2004. The average effective interest rate, on the $100 million of the 7.45% unsecured notes to which the swaps apply, was approximately 6.45% in fiscal 2005 and approximately 5.30% in fiscal 2004.
       Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain an economic hedge on firm U.S. dollar and Euro merchandise purchase commitments made by its foreign subsidiaries, T. K. Maxx (United Kingdom) and Winners (Canada). These commitments are typically six months or less in duration. The contracts outstanding at January 29, 2005 cover certain commitments for the first quarter of fiscal 2006. TJX elected not to apply hedge accounting rules to these contracts. The change in the fair value of these contracts resulted in income of $1.8 million in fiscal 2005, income of $1.1 million in fiscal 2004 and expense of $2.6 million in fiscal 2003.
       TJX also enters into foreign currency forward and swap contracts in both Canadian dollars and British pound sterling and accounts for them as either a hedge of the net investment in and between our foreign subsidiaries or as a cash flow hedge of certain long-term intercompany debt. We apply hedge accounting to these hedge contracts of our investment in foreign operations, and changes in fair value of these contracts, as well as gains and losses upon settlement, are recorded in accumulated other comprehensive income, offsetting changes in the cumulative foreign translation adjustments of our foreign divisions. The change in fair value of the contracts designated as a hedge of our investment in foreign operations resulted in a gain of $3.8 million, net of income taxes, in fiscal 2005, a loss of $24.7 million, net of income taxes, in fiscal 2004, and a loss of $23.2 million in fiscal 2003. The change in the cumulative foreign currency translation adjustment resulted in a loss of $10.7 million, net of income taxes, in fiscal 2005, a gain of $14.3 million, net of income taxes, in fiscal 2004, and a gain of $23.0 million in fiscal 2003. Amounts included in other comprehensive income relating to cash flow hedges are reclassified to earnings as the currency exposure on the underlying intercompany debt impacts earnings. The net loss recognized in fiscal 2005 related to cash flow forward exchange contracts and related underlying activity was $13.9 million, net of income taxes, this amount was offset by a gain of $11.9 million, net of income taxes, related to the underlying exposure and both are included as components of selling, general and administrative expenses in the statement of income. We estimate that $4.1 million of losses, net of income taxes, deferred in accumulated other comprehensive income will be recognized in earnings over the next twelve months.
       TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt, intercompany interest payable and intercompany license fees. The changes in fair value of these contracts are recorded in the statements of income and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in the statement of income. The net impact of hedging activity related to these intercompany amounts resulted in losses of $317,000, $2.6 million and $2.0 million in fiscal 2005, 2004 and 2003, respectively.

       Effective January 31, 2004 the value of foreign currency exchange contracts relating to inventory commitments is reported in current earnings as a component of cost of sales, including buying and occupancy costs. The income statement impact of all other foreign currency contracts is reported as a component of selling, general and administrative expenses.
       Following is a summary of TJX’s derivative financial instruments and related fair values, outstanding at January 29, 2005:

					Fair
				Blended	Value
				Contract	Asset
In Thousands	Pay	Receive		Rate	(Liability)

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000	LIBOR+ 4.17%		7.45%	N/A	U.S.$	(2,284)
Interest rate swap fixed to floating on notional of $50,000	LIBOR+ 3.42%		7.45%	N/A	U.S.$	(550)
Intercompany balances, primarily short-term	C$241,995	U.S.$	194,619	0.8042	U.S.$	(1,017)
debt, related interest and license fees	£ 24,777	U.S.$	45,902	1.8526	U.S.$	(315)
	£ 12,089	C$	27,399	2.2664	U.S.$	(253)
Cash flow hedge:
Intercompany balances, primarily long-term debt and
related interest	C$355,000	U.S.$	225,540	0.6353	U.S.$	(82,741)
Net investment hedges:
Net investment in and between foreign	C$ 27,500	U.S.$	22,256	0.8093	U.S.$	20
operations	£121,000	C$	293,536	2.4259	U.S.$	13,688
Hedge accounting not elected:
Merchandise purchase commitments	C$ 92,173	U.S.$	76,299	0.8278	U.S.$	1,881
	C$ 730		€ 450	0.6164	U.S.$	(2)
	£ 11,372	U.S.$	21,430	1.8845	U.S.$	11
	£ 18,600		€ 26,319	1.4150	U.S.$	(699)

					U.S.$	(72,261)

       The fair value of the derivatives is classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Following are the balance sheet classifications of the fair value of our derivatives:

	January 29,	January 31,
In Thousands	2005	2004

Current assets	$2,840	$6,096
Non-current assets	14,807	9,103
Current liabilities	(4,380)	(8,088)
Non-current liabilities	(85,528)	(59,991)

Net fair value asset (liability)	$(72,261)	$(52,880)

       TJX’s forward foreign currency exchange and swap contracts require us to make payments of certain foreign currencies for receipt of U.S. dollars, Canadian dollars or Euros. All of these contracts except the contracts relating to our investment in our foreign operations and long-term debt mature during fiscal 2006. The British pound sterling investment hedges have maturities from fiscal 2006 to fiscal 2009, the Canadian dollar investment hedge contracts and long-term debt hedge contracts have maturities from fiscal 2006 to fiscal 2010.

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
E.     Commitments
       TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of our leases are store operating leases with a ten-year initial term and options to extend for one or more five-year periods. Certain Marshalls leases, acquired in fiscal 1996, had remaining terms ranging up to twenty-five years. Leases for T.K. Maxx are generally for fifteen to twenty-five years with ten-year kick-out options. Many of the leases contain escalation clauses and early termination penalties. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These costs were of an amount equal to approximately one-third of the total minimum rent for the fiscal years ended January 29, 2005 and January 31, 2004, respectively.
       Following is a schedule of future minimum lease payments for continuing operations as of January 29, 2005:

	Capital	Operating
In Thousands	Lease	Leases

Fiscal Year
2006	$3,726	$707,676
2007	3,726	682,597
2008	3,726	628,306
2009	3,726	591,677
2010	3,726	520,998
Later years	22,945	1,709,386

Total future minimum lease payments	41,575	$4,840,640

Less amount representing interest	14,047

Net present value of minimum capital lease payments	$27,528

       The capital lease commitment relates to a 283,000-square-foot addition to TJX’s home office facility. Rental payments commenced June 1, 2001, and we recognized a capital lease asset and related obligation equal to the present value of the lease payments of $32.6 million.
       Rental expense under operating leases for continuing operations amounted to $713.3 million, $597.8 million, and $524.7 million for fiscal 2005, 2004 and 2003, respectively. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $6.9 million, $8.6 million, and $8.2 million in fiscal 2005, 2004 and 2003, respectively; and sublease income was $3.0 million in fiscal 2005 and 2004 and $3.2 million in fiscal 2003. The total net present value of TJX’s minimum operating lease obligations approximates $3,833.4 million as of January 29, 2005, including a current portion of $497.9 million.
       TJX had outstanding letters of credit totaling $52.1 million as of January 29, 2005 and $54.7 million as of January 31, 2004. Letters of credit are issued by TJX primarily for the purchase of inventory.
F.     Stock Compensation Plans
       In the following note, all references to historical awards, outstanding awards and availability of shares for future grants under TJX’s Stock Incentive Plan and related prices per share have been restated, for comparability purposes, to reflect the two-for-one stock split distributed in May 2002.

       TJX has a stock incentive plan under which options and other stock awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders and all stock compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, provides for the issuance of up to 145.3 million shares with 33.2 million shares available for future grants as of January 29, 2005.
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
       A summary of the status of TJX’s stock options and related Weighted Average Exercise Prices (“WAEP”) is presented below (shares in thousands):

	Fiscal Year Ended

	January 29, 2005		January 31, 2004		January 25, 2003

	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding at beginning of year	43,539	$16.97	37,196	$15.28	29,624	$13.10
Granted	12,828	21.76	12,453	20.20	11,395	19.85
Exercised	(6,534)	14.83	(4,914)	12.00	(2,970)	10.94
Forfeitures	(1,275)	20.06	(1,196)	18.64	(853)	15.85

Outstanding at end of year	48,558	18.44	43,539	16.97	37,196	15.28

Options exercisable at end of year	25,017	$16.04	21,138	$14.07	16,265	$12.12

       TJX realizes an income tax benefit from restricted stock vesting and the exercise of stock options, which results in a decrease in current income taxes payable and an increase in additional paid-in capital. Such benefits amounted to $20.9 million, $13.6 million and $11.8 million for fiscal 2005, 2004 and 2003, respectively.
       The following table summarizes information about stock options outstanding as of January 29, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Contract Life	Exercise		Exercise
Range of Exercise Prices	Shares	Remaining	Price	Shares	Price

$ 1.6094 – $10.8750	6,027	4.3 years	$9.21	6,027	$9.21
$10.8751 – $19.8500	18,814	6.7 years	18.13	15,513	17.76
$19.8501 – $23.4600	23,717	9.1 years	21.03	3,477	20.21

Total	48,558	7.6 years	$18.44	25,017	$16.04

       TJX has also issued restricted stock and performance-based stock awards under the Stock Incentive Plan. Restricted stock awards are issued at no cost to the recipient of the award, and have restrictions that generally lapse over three to four years from date of grant. Performance-based shares have restrictions that generally lapse over one to four years when and if specified criteria are met. The market value in excess of cost is charged to income ratably over the period during which these awards vest. Such pre-tax charges amounted to $9.4 million, $10.2 million and $3.2 million in fiscal 2005, 2004 and 2003, respectively. The market value of the awards is determined at date of grant for restricted stock awards, and at the date shares are earned for performance-based awards.
       A combined total of 220,000 shares, 600,000 shares and 325,000 shares for restricted and performance-based awards were issued in fiscal 2005, 2004 and 2003, respectively. No shares were forfeited during fiscal 2005, 2004 or 2003. The weighted average market value per share of these stock awards at grant date was $22.37, $19.16 and $19.85 for fiscal 2005, 2004 and 2003, respectively.

       TJX maintained a separate deferred stock compensation plan for its outside directors under which deferred share awards valued at $10,000 each were issued annually to outside directors. During fiscal 2003, the Board merged this deferred stock compensation plan into the Stock Incentive Plan, and all deferred shares earned will be issued pursuant to the Stock Incentive Plan. Beginning in June 2003, the annual deferred share award granted to each outside director is valued at $30,000. As of the end of fiscal 2005, a total of 68,536 deferred shares had been granted under the plan. Actual shares will be issued at termination of service or a change of control. Prior to merging the deferred stock award plan into the Stock Incentive Plan, TJX planned to issue actual shares from shares held in treasury.
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
       During fiscal 2003, we completed a $1 billion stock repurchase program begun in fiscal 2001 and initiated another multi-year $1 billion stock repurchase program. This repurchase program was completed in May 2004. On May 24, 2004, we announced a new stock repurchase program, approved by the Board of Directors, pursuant to which we may repurchase up to an additional $1 billion of common stock. We had cash expenditures under all of our repurchase programs of $594.6 million, $520.7 million and $481.7 million in fiscal 2005, 2004 and 2003, respectively, funded primarily by cash generated from operations. The total common shares repurchased amounted to 25.1 million shares in fiscal 2005, 26.8 million shares in fiscal 2004 and 25.9 million shares in fiscal 2003. As of January 29, 2005, we had repurchased 17.7 million shares of our common stock at a cost of $406.6 million under the current $1 billion stock repurchase program. All shares repurchased have been retired except 75,000 shares and 87,638 shares purchased in fiscal 2004 and 2003, respectively, which are held in treasury.
       TJX has authorization to issue up to 5 million shares of preferred stock, par value $1. There was no preferred stock issued or outstanding at January 29, 2005.
       Earnings Per Share: In October 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus that EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” would be effective for reporting periods ending after December 15, 2004. This accounting pronouncement affects the company’s treatment, for earnings per share purposes, of its $517.5 million zero coupon convertible subordinated notes issued in February 2001. The notes are convertible into 16.9 million shares of TJX common stock if the sale price of our stock reaches certain levels or other contingencies are met. Prior to this reporting period, the 16.9 million shares were excluded from the diluted earnings per share calculation because criteria for conversion had not been met. EITF Issue No. 04-08 requires that shares associated with contingently convertible debt be included in diluted earnings per share computations regardless of whether contingent conversion conditions have been met. EITF Issue No. 04-08 also requires that diluted earnings per share for all prior periods be restated to reflect this change. As a result diluted earnings per share for all periods presented reflect the assumed conversion of our convertible subordinated notes.

       The following schedule presents the calculation of basic and diluted earnings per share:

	Fiscal Year Ended

Amounts In Thousands	January 29,	January 31,	January 25,
Except Per Share Amounts	2005	2004	2003

	(53 Weeks)
Basic earnings per share:
Net income	$664,144	$658,365	$578,388

Weighted average common stock outstanding for basic earnings per share calculation	488,809	508,359	532,241
Basic earnings per share	$1.36	$1.30	$1.09
Diluted earnings per share:
Net income	$664,144	$658,365	$578,388
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	4,482	4,823	4,810

Net income used for diluted earnings per share calculation	$668,626	$663,188	$583,198

Weighted average common stock outstanding for basic earnings per share calculation	488,809	508,359	532,241
Assumed conversion/exercise of:
Convertible subordinated notes	16,905	16,905	16,905
Stock options and awards	6,935	4,515	5,499

Weighted average common shares for diluted earnings per share calculation	512,649	529,779	554,645

Diluted earnings per share	$1.30	$1.25	$1.05
       The weighted average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options, the exercise price of which is in excess of the related fiscal year’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were no such options excluded as of January 29, 2005. As of January 31, 2004 and January 25, 2003, these options amounted to 22.7 million and 11.2 million, respectively.
H.     Income Taxes
       The provision for income taxes includes the following:

	Fiscal Year Ended

	January 29,	January 31,	January 25,
In Thousands	2005	2004	2003

	(53 Weeks)
Current:
Federal	$289,949	$244,538	$218,857
State	67,934	55,471	47,894
Foreign	16,499	25,190	20,758
Deferred:
Federal	29,211	70,496	57,125
State	(2,203)	4,990	5,558
Foreign	14,159	9,276	9,144

Provision for income taxes	$415,549	$409,961	$359,336

       TJX had net deferred tax (liabilities) as follows:

	January 29,	January 31,
In Thousands	2005	2004

Deferred tax assets:
Foreign net operating loss carryforward	$765	$9,074
Reserve for discontinued operations	4,209	6,735
Reserve for closed store and restructuring costs	3,028	3,374
Pension, postretirement and employee benefits	54,890	43,108
Leases	34,409	24,228
Other	45,397	35,985
Foreign tax credits	-	5,564

Total deferred tax assets	142,698	128,068

Deferred tax liabilities:
Property, plant and equipment	153,155	116,772
Safe harbor leases	10,914	11,862
Tradename	40,719	42,873
Undistributed foreign earnings	56,238	38,100
Other	36,579	33,299

Total deferred tax liabilities	297,605	242,906

Net deferred tax (liability)	$(154,907)	$(114,838)

       The fiscal 2005 total net deferred tax liability is presented on the balance sheet as a current liability of $2.3 million and a non-current liability of $152.6 million. For fiscal 2004, the net deferred tax liability is presented on the balance sheet as a current asset of $9.0 million and a non-current liability of $123.8 million. TJX has provided for deferred U.S. taxes on all undistributed Canadian earnings. All earnings of TJX’s other foreign subsidiaries are indefinitely reinvested and no deferred taxes have been provided for on those earnings. The net deferred tax liability relating to foreign operations is included above and amounted to $31.0 million and $16.0 million as of January 29, 2005 and January 31, 2004, respectively.
       The American Jobs Creation Act of 2004 (AJCA) enacted on October 22, 2004 will allow companies to repatriate the undistributed earnings of its foreign operations in fiscal 2006 at an effective rate of 5.25%. The Company is evaluating the impact of the act on TJX.
       TJX has a United Kingdom operating loss carryforward of approximately $2.4 million that may be applied against future taxable income in the U.K., all of which has been recognized for financial reporting purposes. The U.K. net operating loss does not expire under current tax law.
       TJX’s worldwide effective income tax rate was 38.5% for fiscal 2005, 38.4% for fiscal 2004 and 38.3% for fiscal 2003. The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended

	January 29,	January 31,	January 25,
	2005	2004	2003

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	4.3	4.2	4.1
Impact of foreign operations	(.4)	(.6)	(.3)
All other	(.4)	(.2)	(.5)

Worldwide effective income tax rate	38.5%	38.4%	38.3%

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
       Presented below is financial information relating to TJX’s funded defined benefit retirement plan (Funded Plan) and its unfunded supplemental pension plan (Unfunded Plan) for the fiscal years indicated. The valuation date for both plans is as of December 31 prior to the fiscal year end date:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended

	January 29,	January 31,	January 29,	January 31,
Dollars in Thousands	2005	2004	2005	2004

		(53 Weeks)		(53 Weeks)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$288,758	$230,897	$45,817	$38,706
Service cost	27,937	22,288	1,284	1,146
Interest cost	17,074	15,088	2,763	2,673
Amendments	-	-	-	461
Actuarial losses	14,171	27,684	3,339	5,032
Benefits paid	(6,735)	(6,126)	(2,162)	(2,201)
Expenses paid	(1,094)	(1,073)	-	-

Projected benefit obligation at end of year	$340,111	$288,758	$51,041	$45,817

Accumulated benefit obligation at end of year	$315,256	$268,398	$34,326	$30,510

Change in plan assets:
Fair value of plan assets at beginning of year	$274,171	$216,919	$-	$-
Actual return on plan assets	32,033	46,951	-	-
Employer contribution	25,000	17,500	2,162	2,201
Benefits paid	(6,735)	(6,126)	(2,162)	(2,201)
Expenses paid	(1,094)	(1,073)	-	-

Fair value of plan assets at end of year	$323,375	$274,171	$-	$-

Reconciliation of funded status:
Projected benefit obligation at end of year	$340,111	$288,758	$51,041	$45,817
Fair value of plan assets at end of year	323,375	274,171	-	-

Funded status — excess obligations	16,736	14,587	51,041	45,817
Unrecognized transition obligation	-	-	75	149
Employer contributions after measurement date and on or before fiscal year end	-	-	151	151
Unrecognized prior service cost	236	294	957	1,433
Unrecognized actuarial losses	75,536	78,121	14,718	13,164

Net (asset) liability recognized	$(59,036)	$(63,828)	$35,140	$30,920

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended

	January 29,	January 31,	January 29,	January 31,
Dollars in Thousands	2005	2004	2005	2004

		(53 Weeks)		(53 Weeks)
Amount recognized in the statements of financial position consists of:
Net (asset) accrued liability	$(59,036)	$(63,828)	$35,140	$30,920
Intangible asset	-	-	-	-

Net (asset) liability recognized	$(59,036)	$(63,828)	$35,140	$30,920

Weighted average assumptions for measurement purposes:
Discount rate	5.75%	6.00%	5.50%	5.55%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%
       The net asset attributable to the funded plan is reflected on the balance sheets as a non-current asset of $26.1 million and a current asset of $32.9 million as of January 29, 2005 and a non-current asset of $32.3 million and a current asset of $31.5 million as of January 31, 2004. The net accrued liability attributable to TJX’s unfunded supplemental retirement plan is included in other long-term liabilities on the balance sheets.
       We made aggregate cash contributions of $27.2 million, $19.7 million and $59.9 million for fiscal 2005, 2004 and 2003, respectively, to the non-contributory defined benefit retirement plan and to fund current benefit and expense payments under the unfunded supplemental retirement plan. Our funding policy is to fund any required contribution to the plan at the full funding limitation. Contributions in excess of any required contribution will be made so as to fully fund the accumulated benefit obligation to the extent such contribution is allowed for tax purposes. As a result of voluntary funding contributions made in fiscal 2005, fiscal 2004 and fiscal 2003, we do not anticipate any funding requirements for fiscal 2006. The following is a summary of our target allocation for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

	Target	Actual Allocation for
	Allocation	Fiscal Year Ended

		January 29,	January 31,
		2005	2004

Equity securities	60%	60%	62%
Fixed income	40%	38%	32%
All other — primarily cash	-	2%	6%
       We employ a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, funded plan status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as small and large capitalizations. Both actively managed and passively invested portfolios may be utilized for U.S. equity investments. Other assets such as real estate funds, private equity funds, and hedge funds are currently used for their diversification and return enhancing characteristics. Derivatives may be used to reduce market exposure, however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.
       We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long term. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Proper consideration is also given to asset class diversification and rebalancing as well as to the expected returns likely to be earned over the life of the plan by each category of plan assets. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

       Following are the components of net periodic benefit cost for our pension plans:

	Funded Plan			Unfunded Plan
	Fiscal Year Ended			Fiscal Year Ended

	January 29,	January 31,	January 25,	January 29,	January 31,	January 25,
Dollars In Thousands	2005	2004	2003	2005	2004	2003

	(53 Weeks)			(53 Weeks)
Service cost	$27,937	$22,288	$17,224	$1,284	$1,146	$1,153
Interest cost	17,074	15,088	13,053	2,763	2,673	2,345
Expected return on plan assets	(21,585)	(16,941)	(14,085)	-	-	-
Amortization of transition obligation	-	-	-	75	75	75
Amortization of prior service cost	56	58	58	475	360	245
Recognized actuarial losses	6,309	9,320	3,711	1,785	4,023	5,013

Net periodic pension cost	$29,791	$29,813	$19,961	$6,382	$8,277	$8,831

Weighted average assumptions for expense purposes:
Discount rate	6.00%	6.50%	7.00%	5.55%	5.85%	6.35%
Expected return on plan assets	8.00%	8.00%	8.00%	NA	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%
       Net pension expense for fiscal 2005 and fiscal 2004 reflects an increase in service cost due to a reduction in the discount rate and is impacted by the change in the amortization of actuarial losses. Net periodic pension cost in all periods also reflects increased service cost attributable to the change in assumption regarding mortality effective at the beginning of fiscal 2002.
       The unrecognized gains and losses in excess of 10% of the projected benefit obligation are amortized over the average remaining service life of participants. In addition, for the unfunded plan, unrecognized actuarial gains and losses that exceed 30% of the projected benefit obligation are fully recognized in net periodic pension cost.
       Following is a schedule of the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

	Funded Plan	Unfunded Plan
In Thousands	Expected Benefit Payments	Expected Benefit Payments

Fiscal Year
2006	$8,540	$2,635
2007	9,579	1,941
2008	10,678	2,205
2009	11,988	2,209
2010	13,526	2,418
2011 through 2015	101,103	17,721
       During fiscal 2001 and 2000, the Company entered into separate arrangements with two executives whereby the Company agreed to fund life insurance policies on a so-called split-dollar basis in exchange for a waiver of all or a portion of the executives’ retirement benefits under TJX’s supplemental retirement plan. The arrangements were designed so that the after-tax cash expenditures by TJX on the policies, net of expected refunds of premiums paid, would be substantially equivalent, on a present value basis, to the after-tax cash expenditures that TJX would have incurred under its unfunded supplemental retirement plan. During fiscal 2003, it was decided to unwind the earlier transactions due to changes in the law. During fiscal 2003, TJX’s obligations under the split-dollar arrangements were canceled and TJX agreed to pay the individuals additional amounts such that the net after-tax cost to TJX, taking into account the unwind of those arrangements, would be substantially equivalent on a present value basis to the after-tax cost of TJX’s original supplemental retirement plan obligations to the individuals. In addition, TJX made a supplemental payment to one of the individuals and agreed to indemnify the other individual up to a specified limit for possible taxes associated with the unwind transaction. Due to the differences in the income statement reporting and income tax treatment of these two different types of benefits, the income statement for fiscal 2003 includes a pre-tax charge of $2.1 million, offset by tax benefits of $3.8 million for an increase in net income of $1.7 million. The cumulative effect on net income through fiscal 2003 of the initial transactions in fiscal 2001 and 2000, and of the related transactions in fiscal 2003, is substantially the same as the after-tax cost of the retirement benefit earned under the supplemental retirement plan. The Company has a contingent obligation of $1.2 million in connection with an indemnification clause relating to one executive’s potential tax liability.
       TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees. As of December 31, 2004 and 2003, assets under the plan totaled $504.7 million and $421.8 million respectively, and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay. TJX matches employee contributions, up to 5% of eligible pay, at rates ranging from 25% to 50% based upon the Company’s performance. TJX contributed $8.1 million in fiscal 2005, $7.3 million in fiscal 2004 and $7.1 million in fiscal 2003 to the 401(k) plan. Employees cannot invest their contributions in the TJX stock fund option in the 401(k) plan, and may elect to invest up to only 50% of the Company’s contribution in the TJX stock fund; the TJX stock fund has no other trading restrictions. The TJX stock fund represents 4.3%, 4.5% and 5.1% of plan investments at December 31, 2004, 2003 and 2002, respectively.
       During fiscal 1999, TJX established a nonqualified savings plan for certain U.S. employees. TJX matches employee contributions at various rates which amounted to $274,000 in fiscal 2005, $226,000 in fiscal 2004, and $218,000 in fiscal 2003. TJX transfers employee withholdings and the related company match to a separate trust designated to fund the future obligations. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.
       In addition to the plans described above, we also maintain retirement/deferred savings plans for all eligible associates at our foreign subsidiaries. We contributed to these plans $2.7 million, $2.3 million and $1.9 million in fiscal 2005, 2004 and 2003, respectively.
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

	Postretirement Medical
	Fiscal Year Ended

	January 29,	January 31,
Dollars In Thousands	2005	2004

		(53 Weeks)
Change in benefit obligation:
Benefit obligation at beginning of year	$40,035	$36,061
Service cost	3,920	3,259
Interest cost	2,332	2,171
Participants’ contributions	92	58
Actuarial (gain) loss	2,072	(56)
Benefits paid	(1,398)	(1,458)

Benefit obligation at end of year	$47,053	$40,035

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	1,306	1,400
Participants’ contributions	92	58
Benefits paid	(1,398)	(1,458)

Fair value of plan assets at end of year	$-	$-

	Postretirement Medical
	Fiscal Year Ended

	January 29,	January 31,
Dollars In Thousands	2005	2004

		(53 Weeks)
Reconciliation of funded status:
Benefit obligation at end of year	$47,053	$40,035
Fair value of plan assets at end of year	-	-

Funded status - excess obligations	47,053	40,035
Unrecognized prior service cost	(382)	(49)
Employer contributions after measurement date and on or before fiscal year end	119	121
Unrecognized actuarial losses	7,691	5,748

Net accrued liability recognized	$39,625	$34,215

Weighted average assumptions for measurement purposes:
Discount rate	5.50%	6.00%
Rate of compensation increase	4.00%	4.00%
       For purposes of measuring TJX’s obligations under the postretirement medical plan, a gross annual rate of increase in the per capita cost of covered health care benefits of 9% was assumed in 2005 and is reduced by 1% each year to 5% in 2009 and thereafter. However due to the plans’ $3,000 per capita annual limit on medical benefits, the effect of the changes in trend is limited. An increase in the assumed health care cost trend rate of one percentage point for all future years would increase the accumulated postretirement benefit obligation at January 29, 2005 by approximately $1.8 million and the total of the service cost and interest cost components of net periodic postretirement cost for fiscal 2005 by approximately $250,000. Similarly, decreasing the trend rate by one percentage point for all future years would decrease the accumulated postretirement benefit obligation at January 29, 2005 by approximately $1.8 million as well as the total of the service cost and interest cost components of net periodic postretirement cost for fiscal 2005 by approximately $250,000.
       Following are components of net periodic benefit cost related to our Postretirement Medical plan:

	Postretirement Medical

	January 29,	January 31,	January 25,
Dollars In Thousands	2005	2004	2003

		(53 Weeks)
Service cost	$3,920	$3,259	$2,477
Interest cost	2,332	2,171	2,022
Amortization of prior service cost	332	332	332
Recognized actuarial losses	130	68	-

Net periodic benefit cost	$6,714	$5,830	$4,831

Weighted average assumptions for expense purposes:
Discount rate	6.00%	6.50%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%

       Following is a schedule of the benefits expected to be paid under the unfunded postretirement medical plan in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

Expected Benefit
In Thousands	Payments

Fiscal Year
2006	$1,741
2007	1,884
2008	2,068
2009	2,282
2010	2,522
2011 through 2015	19,945
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
J.     Accrued Expenses And Other Liabilities, Current And Long-Term
       The major components of accrued expenses and other current liabilities are as follows:

	January 29,	January 31,
In Thousands	2005	2004

Employee compensation and benefits, current	$217,011	$181,740
Rent, utilities, and occupancy, including real estate taxes	107,600	95,209
Merchandise credits and gift certificates	116,587	93,834
Sales tax collections and V.A.T. taxes	88,679	87,646
All other current liabilities	294,270	265,249

Accrued expenses and other current liabilities	$824,147	$723,678

       All other current liabilities include accruals for income taxes payable, insurance, property additions, dividends, freight and other items, each of which are individually less than 5% of current liabilities.
       The major components of other long-term liabilities are as follows:

	January 29,	January 31,
In Thousands	2005	2004

Employee compensation and benefits, long-term	$125,721	$105,993
Reserve for store closing and restructuring	5,712	6,592
Reserve related to discontinued operations	12,365	17,518
Accrued rent and landlord allowances	162,313	77,842
Fair value of derivatives	85,528	59,991
Long-term liabilities — other	75,147	69,785

Other long-term liabilities	$466,786	$337,721

       Accrued rent for the fiscal year ended January 29, 2005 includes the effect of a one-time, non-cash charge relating to lease accounting as discussed in Note A. Effective January 29, 2005, $47 million of cumulative unamortized landlord construction allowances, initially recorded as a reduction of property, were reclassified to long-term liabilities as a component of accrued rent and landlord allowances.

K.     Discontinued Operations Reserve And Related Contingent Liabilities
       We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases of former TJX businesses that have been sold or spun off. The reserve reflects TJX’s estimation of its cost for claims that have been, or are likely to be, made against TJX for liability as an original lessee or guarantor of the leases when the assignees of the leases filed for bankruptcy, after mitigation of the number and cost of lease obligations.
       At January 29, 2005, substantially all leases of discontinued operations that were rejected in the bankruptcies and for which the landlords asserted liability against TJX had been resolved. It is possible that there will be future costs for leases from these discontinued operations that were not terminated or have not expired. We do not expect to incur any material costs related to our discontinued operations in excess of our reserve. The reserve balance amounted to $12.4 million as of January 29, 2005 and $17.5 million as of January 31, 2004.
       During the second quarter ended July 31, 2004, we received a $2.3 million creditor recovery in the House2Home bankruptcy which we offset by a $2.3 million addition to our reserve. We expect to receive some additional creditor recovery, but the amount has not yet been determined.
       We may also be contingently liable on up to 20 leases of BJ’s Wholesale Club, another former TJX business, for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.
L.     Guarantees And Contingent Obligations
       We have contingent obligations on leases, for which we were a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, we have assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of our discontinued operations discussed above, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material adverse effect on our financial condition, results of operations or cash flows. We do not generally have sufficient information about these leases to estimate our potential contingent obligations under them.
       We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations, not reflected in our reserves, of leases of closed stores of continuing operations, BJ’s Wholesale Club leases discussed in Note K and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, is approximately $120 million as of January 29, 2005. We believe that most or all of these contingent obligations will not revert to TJX and, to the extent they do, will be resolved for substantially less due to mitigating factors.
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
M.     Supplemental Cash Flows Information
       The cash flows required to satisfy contingent obligations of the discontinued operations as discussed in Note K, are classified as a reduction in cash provided by continuing operations. There are no remaining operating activities relating to these operations.

       TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended

	January 29,	January 31,	January 25,
In Thousands	2005	2004	2003

		(53 weeks)
Cash paid for:
Interest on debt	$25,074	$25,313	$26,943
Income taxes	338,952	260,818	233,033

Change in accrued expenses due to:
Stock repurchase	$(6,657)	$(5,477)	$15,871
Dividends payable	4,160	1,856	3,396
       There were no non-cash financing or investing activities during fiscal 2005, 2004 or 2003.

N.	Segment Information
       The T.J. Maxx and Marshalls store chains are managed on a combined basis and are reported as the Marmaxx segment. The Winners and HomeSense chains are also managed on a combined basis and operate exclusively in Canada. T.K. Maxx operates in the United Kingdom and the Republic of Ireland. Winners and T.K. Maxx accounted for 17% of TJX’s net sales for fiscal 2005, 15% of segment profit and 20% of all consolidated assets. All of our other store chains operate in the United States with the exception of 14 stores operated in Puerto Rico by Marshalls which include 5 HomeGoods locations in a “Marshalls Mega Store” format. All of our stores, with the exception of HomeGoods, HomeSense and Bob’s Stores sell apparel for the entire family with a limited offering of giftware and home fashions. The HomeGoods and HomeSense stores offer home fashions and home furnishings. Bob’s Stores is a value-oriented retailer of branded family apparel.
       We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense and interest. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

       Presented below is selected financial information related to our business segments:

	Fiscal Year Ended

	January 29,	January 31,	January 25,
In Thousands	2005	2004	2003

		(53 Weeks)
Net sales:
Marmaxx	$10,489,478	$9,937,206	$9,485,582
Winners and HomeSense	1,285,439	1,076,333	793,202
T.K. Maxx	1,304,443	992,187	720,141
HomeGoods	1,012,923	876,536	705,072
A.J. Wright	530,643	421,604	277,210
Bob’s Stores (1)	290,557	24,072	-

	$14,913,483	$13,327,938	$11,981,207

Segment profit (loss): (2)
Marmaxx	$1,023,524	$961,632	$887,944
Winners and HomeSense	108,884	106,745	85,301
T.K. Maxx	70,724	59,059	43,044
HomeGoods	23,132	49,836	32,128
A.J. Wright	(15,032)	1,692	(12,566)
Bob’s Stores (1)	(17,269)	(4,970)	-

	1,193,963	1,173,994	1,035,851
General corporate expense	88,513	78,416	72,754
Interest expense, net	25,757	27,252	25,373

Income before provision for income taxes	$1,079,693	$1,068,326	$937,724

Identifiable assets:
Marmaxx	$2,972,526	$2,677,291	$2,394,911
Winners and HomeSense	422,215	315,765	203,318
T.K. Maxx	588,170	447,080	335,878
HomeGoods	326,964	291,967	216,515
A.J. Wright	218,788	182,360	133,221
Bob’s Stores (1)	83,765	77,384	-
Corporate (3)	463,045	404,920	656,646

	$5,075,473	$4,396,767	$3,940,489

Capital expenditures:
Marmaxx	$224,460	$234,667	$255,142
Winners and HomeSense	52,214	40,141	34,756
T.K. Maxx	92,170	56,852	38,349
HomeGoods	18,782	45,301	23,270
A.J. Wright	31,767	31,863	45,207
Bob’s Stores (1)	9,740	213	-

	$429,133	$409,037	$396,724

Depreciation and amortization:
Marmaxx	$169,020	$154,666	$141,994
Winners and HomeSense	24,883	19,956	13,913
T.K. Maxx	35,727	26,840	20,656
HomeGoods	20,881	17,254	15,107
A.J. Wright	14,356	10,128	7,088
Bob’s Stores (1)	5,894	727	-
Corporate (4)	8,298	8,814	9,118

	$279,059	$238,385	$207,876

(1)	Bob’s Stores results for fiscal year ended January 31, 2004 are for the period following its acquisition on December 24, 2003.
(2)	A one-time, non-cash charge was recorded in the fiscal year ended January 29, 2005 to conform accounting policies with generally accepted accounting principles related to the timing of rent expense. This change resulted in a one-time, cumulative, pre-tax adjustment of $30.7 million. See Note A at “Lease Accounting.”
(3)	Corporate identifiable assets consist primarily of cash, prepaid pension expense and a note receivable.
(4)	Includes debt discount and debt expense amortization.

O.	Selected Quarterly Financial Data (Unaudited)
       Presented below is selected quarterly consolidated financial data for fiscal 2005 and 2004 that was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	First	Second	Third	Fourth
In Thousands Except Per Share Amounts	Quarter	Quarter	Quarter	Quarter (2)

Fiscal Year Ended January 29, 2005
Net sales	$3,352,737	$3,414,287	$3,817,350	$4,329,109
Gross earnings (1)	834,391	785,080	960,245	962,020
Net income	168,112	118,242	200,855	176,935
Basic earnings per share	.34	.24	.41	.37
Diluted earnings per share	.32	.23	.40	.35
Fiscal Year Ended January 31, 2004 (53 weeks)
Net sales	$2,788,705	$3,046,184	$3,387,452	$4,105,597
Gross earnings (1)	675,075	719,126	859,403	997,140
Net income	113,531	123,262	182,833	238,739
Basic earnings per share	.22	.24	.36	.48
Diluted earnings per share	.21	.23	.35	.46

(1)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.
(2)	The fourth quarter of fiscal 2004 includes fourteen weeks.
       In accordance with EITF No. 04-08, as described in Note A, the shares associated with TJX’s contingently convertible debentures are included in the diluted earnings per share computation and quarterly results for the first three quarters of the fiscal year ended January 29, 2005 and for all of the fiscal year ended January 31, 2004 have been adjusted from previously reported amounts. The quarterly earnings per share as reported and as restated for fiscal 2005 and 2004 follows:

	Quarterly Earnings Per Share

Fiscal 2005	As Reported	As Restated

First Quarter	$.33	$.32
Second Quarter	.24	.23
Third Quarter	.41	.40

Fiscal 2004

First Quarter	$.22	$.21
Second Quarter	.24	.23
Third Quarter	.36	.35
Fourth Quarter	.47	.46
Also, during the fourth quarter of fiscal 2005, TJX recorded a one-time non-cash charge to conform its accounting policies with generally accepted accounting principles related to the timing of rent expense. This change resulted in a one-time, cumulative, non-cash adjustment of $19.3 million after-tax, or $.04 per share, which we recorded in the fourth quarter of fiscal 2005. See Note A at “Lease Accounting.”