Form 10-Q
period 2005-04-30
TJX COMPANIES INC /DE/
filed 2005-06-03
CIK 109198

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☑ Quarterly Report under Section 13 and 15(d) Of the Securities Exchange Act of 1934

Or
☐ Transition Report Pursuant to Section 13 and 15(d) Of the Securities Exchange Act of 1934

For Quarter Ended April 30, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).                                                                         YES ☑      NO ☐

The number of shares of Registrant’s common stock outstanding as of April 30, 2005: 470,431,454

PART I FINANCIAL INFORMATION

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Net sales	$3,651,830	$3,352,737

Cost of sales, including buying and occupancy costs	2,781,529	2,518,346

Selling, general and administrative expenses	621,547	553,474

Interest expense, net	6,036	6,583

Income before provision for income taxes	242,718	274,334

Provision for income taxes	93,374	106,222

Net income	$149,344	$168,112

Earnings per share:

Net income:
Basic	$.31	$.34
Weighted average common shares — basic	476,979	497,045

Diluted	$.30	$.32
Weighted average common shares — diluted	501,400	521,586

Cash dividends declared per share	$.06	$.045

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS

	April 30,	January 29,	May 1,
	2005	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$177,750	$307,187	$241,510
Accounts receivable, net	132,210	119,611	106,793
Merchandise inventories	2,460,401	2,352,032	2,010,178
Prepaid expenses and other current assets	224,545	126,290	216,791
Current deferred income taxes, net	403	—	7,581

Total current assets	2,995,309	2,905,120	2,582,853

Property at cost:
Land and buildings	261,802	261,778	256,865
Leasehold costs and improvements	1,372,749	1,332,580	1,130,493
Furniture, fixtures and equipment	1,987,235	1,940,178	1,713,009

	3,621,786	3,534,536	3,100,367
Less accumulated depreciation and amortization	1,760,579	1,697,791	1,499,558

	1,861,207	1,836,745	1,600,809

Property under capital lease, net of accumulated amortization of $8,748; $8,190 and $6,514, respectively	23,824	24,382	26,058
Other assets	113,603	125,463	115,299
Goodwill and tradename, net of accumulated amortization	183,616	183,763	183,654

TOTAL ASSETS	$5,177,559	$5,075,473	$4,508,673

LIABILITIES
Current liabilities:
Current installments of long-term debt	$99,998	$99,995	$5,000
Obligation under capital lease due within one year	1,613	1,581	1,489
Short-term debt	34,991	—	—
Accounts payable	1,328,875	1,276,035	1,083,982
Current deferred income taxes, net	—	2,354	—
Accrued expenses and other current liabilities	967,773	824,147	662,072

Total current liabilities	2,433,250	2,204,112	1,752,543

Other long-term liabilities	466,169	466,786	342,220
Non-current deferred income taxes, net	151,353	152,553	136,854
Obligation under capital lease, less portion due within one year	25,532	25,947	27,145
Long-term debt, exclusive of current installments	573,692	572,593	664,410
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 470,431,454; 480,699,154 and 494,931,101 shares, respectively	470,431	480,699	494,931
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(25,870)	(26,245)	(15,339)
Unearned stock compensation	(7,232)	(10,010)	(12,443)
Retained earnings	1,090,234	1,209,038	1,118,352

Total shareholders’ equity	1,527,563	1,653,482	1,585,501

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,177,559	$5,075,473	$4,508,673

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Cash flows from operating activities:
Net income	$149,344	$168,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,805	67,357
Property disposals	1,405	874
Deferred income tax provision	(2,444)	18,675
Amortization of unearned stock compensation	1,179	3,160
Tax benefit of employee stock options	2,775	5,852
Changes in assets and liabilities:
(Increase) in accounts receivable	(12,675)	(16,220)
(Increase) in merchandise inventories	(109,018)	(78,903)
(Increase) in prepaid expenses and other current assets	(95,810)	(48,364)
Increase in accounts payable	53,028	128,746
Increase (decrease) in accrued expenses and other liabilities	113,703	(56,903)
Other, net	6,808	920

Net cash provided by operating activities	187,100	193,306

Cash flows from investing activities:
Property additions	(100,646)	(62,907)
Proceeds from repayments on note receivable	158	158

Net cash (used in) investing activities	(100,488)	(62,749)

Cash flows from financing activities:
Proceeds from borrowings of short-term debt	34,991	—
Payments on capital lease obligation	(383)	(354)
Principal payments on long-term debt	—	(2)
Cash payments for repurchase of common stock	(241,447)	(133,777)
Proceeds from sale and issuance of common stock, net	12,787	18,444
Cash dividends paid	(21,637)	(17,471)

Net cash (used in) financing activities	(215,689)	(133,160)

Effect of exchange rate changes on cash	(360)	(2,290)

Net (decrease) in cash and cash equivalents	(129,437)	(4,893)
Cash and cash equivalents at beginning of year	307,187	246,403

Cash and cash equivalents at end of period	$177,750	$241,510

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The results for the first three months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in TJX’s Annual Report on Form 10-K for the year ended January 29, 2005.

3.	TJX’s cash payments for interest and income taxes are as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
	(In thousands)
Cash paid for:
Interest on debt	$1,010	$1,224
Income taxes	$64,002	$57,847

4.	We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases of former TJX businesses. The reserve reflects TJX’s estimation of its cost for claims that have been, or are likely to be, made against TJX for liability as an original lessee or guarantor of the leases, after mitigation of the number and cost of lease obligations.

At April 30, 2005, substantially all leases of discontinued operations that were rejected in bankruptcy and for which the landlords asserted liability against TJX had been resolved. It is possible that there will be future costs for leases from these discontinued operations that were not terminated or had not expired. We do not expect to incur any material costs related to our discontinued operations in excess of our reserve. The reserve balance amounted to $12.6 million as of April 30, 2005 and $15.3 million as of May 1, 2004.

During the first quarter ended April 30, 2005, we received a $2.2 million creditor recovery in the bankruptcy of one of our discontinued operations. The receipt of these proceeds was offset by a $2.2 million addition to our reserve. This recovery was in addition to a $2.3 million creditor recovery in this bankruptcy received in the quarter ended July 31, 2004. We expect to receive some additional creditor recovery in this bankruptcy, but the amount has not yet been determined.

We may also be contingently liable on up to 18 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to us with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

5.	TJX’s comprehensive income for the periods ended April 30, 2005 and May 1, 2004 is presented below:

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
	(In thousands)
Net income	$149,344	$168,112
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	4,537	(4,806)
Gain (loss) on hedge contracts, net of related tax effects	(3,347)	3,051
Gain (loss) on cash flow hedge contract, net of related tax effects	1,141	—
Amount of cash flow hedge reclassified from other comprehensive income to net income, net of related tax effects	(1,956)	—

Comprehensive income	$149,719	$166,357

6.	The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
	(In thousands except
	per share amounts)
Basic earnings per share
Net income	$149,344	$168,112
Average common shares outstanding for basic EPS	476,979	497,045

Basic earnings per share	$.31	$.34

Diluted earnings per share
Net income	$149,344	$168,112
Add back: Interest expense on zero coupon convertible notes, net of income taxes	1,126	1,143

Net income used for diluted earnings per share calculation	$150,470	$169,255

Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	476,979	497,045
Dilutive effect of stock options and awards	7,516	7,636
Dilutive effect of convertible subordinated notes	16,905	16,905

Average common shares outstanding for diluted EPS	501,400	521,586

Diluted earnings per share	$.30	$.32

The weighted average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options when the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were 10,000 such options excluded for the quarter ended April 30, 2005, and no such options were excluded for the quarter ended May 1, 2004. The 16.9 million shares attributable to the zero coupon convertible debt are included in the diluted earnings per share calculation in all periods presented in accordance with Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” This accounting change was implemented in the fourth quarter of the fiscal year ended January 29, 2005 and was applied retroactively.

7.	During the first quarter ended April 30, 2005, TJX repurchased and retired 11.0 million shares of its common stock at a cost of $262.9 million. From the inception of the $1 billion stock repurchase program in May 2004 through April 30, 2005, TJX repurchased 28.7 million shares at a cost of $669.4 million.

8.	TJX evaluates the performance of its segments based on “segment profit or loss,” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is financial information on TJX’s business segments (in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Net sales:
Marmaxx	$2,563,586	$2,421,224
Winners and HomeSense	313,097	269,625
T.K. Maxx	317,706	263,247
HomeGoods	258,627	226,432
A.J. Wright	139,371	110,846
Bob’s Stores	59,443	61,363

	$3,651,830	$3,352,737

Segment profit (loss):
Marmaxx	$267,660	$271,914
Winners and HomeSense	12,344	24,393
T.K. Maxx	(341)	1,943
HomeGoods	623	5,161
A.J. Wright	(2,960)	(2,953)
Bob’s Stores	(6,523)	1,250

	270,803	301,708

General corporate expense	22,049	20,791
Interest expense, net	6,036	6,583

Income before provision for income taxes	$242,718	$274,334

9.	TJX has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for compensation expense under our stock option plan. We grant options at fair market value on the date of the grant; accordingly, no compensation expense has been recognized for any stock options issued. Compensation expense for stock-based compensation determined in accordance with SFAS No. 123, net of related income tax effect, would have amounted to $14.5 million and $15.1 million for the fiscal quarters ended April 30, 2005 and May 1, 2004, respectively.

Presented below are the unaudited pro forma net income and related earnings per share showing the effect that stock-based compensation expense, determined in accordance with SFAS No. 123, would have on reported results (dollars in thousands except per share amounts):

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Net income, as reported	$149,344	$168,112

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	707	1,897

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,470)	(15,085)

Pro forma net income	$135,581	$154,924

Earnings per share:
Basic – as reported	$.31	$.34
Basic – pro forma	$.28	$.31

Diluted – as reported	$.30	$.32
Diluted – pro forma	$.28	$.30

In December 2004, the FASB issued SFAS No. 123R which will require that the cost of equity-based awards be recognized in the financial statements. The effective date of the new standard has been delayed by the Securities and Exchange Commission and compliance with the new standard will be required by the Company in the first reporting period of the fiscal year ending in January 2007. The Company is in the process of evaluating the new standard, including the timing of its implementation.

10.	The following represents the net periodic pension and postretirement benefit costs and related components for the thirteen weeks ended April 30, 2005 and May 1, 2004 (in thousands):

	Pension		Pension		Postretirement
	(Funded Plan)		(Unfunded Plan)		Medical
	April 30,	May 1,	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004	2005	2004
Service cost	$8,112	$6,486	$380	$301	$1,168	$914
Interest cost	4,805	4,612	716	705	642	635
Expected return on plan assets	(6,269)	(5,357)	—	—	—	—
Amortization of transition obligation	—	—	19	19	—	—
Amortization of prior service cost	15	14	90	119	(96)	83
Recognized actuarial losses	1,567	2,245	370	399	47	43

Total expense	$8,230	$8,000	$1,575	$1,543	$1,761	$1,675

TJX made voluntary funding contributions to its funded pension plan in the fiscal years ended in January 2005 and 2004, and we do not anticipate any contributions to that plan will be required for our current fiscal year.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to sponsors of retiree health care benefits if the benefit they provide is at least actuarially equivalent to Medicare Part D. The FASB issued a FASB Staff Position (FSP FAS 106-2) entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Company has determined that its plan is not actuarially equivalent to Medicare Part D, and accordingly, the above Postretirement medical cost does not reflect any federal subsidy.

11.	At April 30, 2005, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts.

The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed rate obligation to a floating rate obligation. TJX has designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at April 30, 2005, excluding the estimated net interest receivable, was a liability of $3.6 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $3.6 million.

12.	In May 2005, we entered into a $500 million four-year revolving credit facility and a $500 million five-year revolving credit facility. These arrangements replaced our $370 million five-year revolving credit facility entered into in March 2002 and our $330 million 364-day revolving credit facility, which had been extended through July 15, 2005. The new agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to our commercial paper program. At April 30, 2005, we had $35 million of commercial paper outstanding. Combined availability under our prior revolving credit facilities at April 30, 2005 and May 1, 2004 was $665 million and $700 million, respectively.

13.	Effective with the third quarter ended October 30, 2004, we began to accrue for inventory purchase obligations at the time the inventory is shipped rather than when received and accepted by TJX. As a result, merchandise inventory and accounts payable on our balance sheets reflect an accrual for in-transit inventory of $179.6 million at April 30, 2005 and $236.9 million at January 29, 2005. Periods ended prior to October 30, 2004 have not been adjusted for this change. This accrual for inventory in transit affects only the reported levels of inventory and accounts payable on the balance sheet, and has no impact on our operating results, cash flows, liquidity or shareholders’ equity.

14.	Accrued expenses and other current liabilities as of April 30, 2005 include $172 million of checks outstanding in excess of the book balance in certain cash accounts. These are zero balance cash accounts maintained with certain financial institutions that we fund as checks clear and for which no right of offset exists.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

The Thirteen Weeks Ended
April 30, 2005
Versus the Thirteen Weeks Ended May 1, 2004

Results of Operations

Overview: Highlights of our financial performance for the first quarter ended April 30, 2005, include the following:

•	Net sales increased 9% to $3.7 billion as compared to last year’s first quarter. We continued to grow our business, with stores in operation and total selling square footage at April 30, 2005 each up 8% from a year ago.

•	Consolidated same store sales increased 3% and were negatively impacted by unseasonably cool weather throughout much of the U.S. and Canada during March and part of April.

•	Our first quarter pre-tax margin (the ratio of pre-tax income to net sales) declined from 8.2% last year to 6.6% in the current year. The decline was driven by a reduction in merchandise margins, primarily due to higher markdowns at Marmaxx and Winners, as well as the de-levering impact of low single digit increases or a reduction in same store sales at divisions other than Marmaxx.

•	Net income was $149 million for the quarter, 11% below last year’s first quarter. Diluted earnings per share, which reflect the benefits of our stock repurchase program, was $.30 per share for the first quarter, 6% below last year.

•	During the first quarter, we repurchased 11.0 million shares at a cost of $262.9 million.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of April 30, 2005 were 5% above the prior year. Average per store inventories at Marmaxx were up 14% at the end of the first quarter, primarily due to the timing of receipts, compared with a decline of 11% in last year’s first quarter. Average per store inventories across all of our other divisions were below last year’s levels. Furthermore, the inventory position across our businesses at April 30, 2005 was more liquid than at the end of the first quarter of last year.

The following is a summary of the operating results of TJX at the consolidated level. This discussion is followed by an overview of operating results by segment. All references to earnings per share are diluted earnings per share unless otherwise indicated.

Net sales: Consolidated net sales for the quarter ended April 30, 2005 were $3,651.8 million, up 9% from $3,352.7 million in last year’s first quarter and over a very strong 20% increase in last year’s first quarter over the comparable prior-year period. The 9% increase in net sales for this year’s first quarter includes 6% from new stores and 3% from same store sales. Same store sales for this year’s first quarter benefited by approximately 1 percentage point from foreign currency exchange rates. Sales of footwear, jewelry and accessories and women’s sportswear all performed well. Sales were negatively impacted by unseasonably cold weather in March and part of April. In regions of the country where the weather was seasonable (Florida, the Southwest and the West Coast), same store sales increases were strong.

Consolidated net sales for the quarter ended May 1, 2004 included an 8% increase in same store sales as compared to the prior year. Same store sales for last year’s first quarter benefited by almost 2 percentage points from foreign currency exchange rates. Sales for last year’s first quarter reflected strong demand for women’s spring apparel, footwear and accessories and also benefited from improved weather patterns in that quarter compared to the prior year when weather was unusually harsh across much of the United States.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that are increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the same store percentage is immaterial.

Consolidated and divisional same store sales are calculated in U.S. dollars. We also show divisional same store sales in local currency for our foreign divisions, because this removes the effect of changes in currency exchange rates, and we believe it is a more appropriate measure of the divisional operating performance.

The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	76.2	75.1
Selling, general and administrative expenses	17.0	16.5
Interest expense, net	.2	.2

Income before provision for income taxes	6.6%	8.2%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, increased by 1.1% for the quarter ended April 30, 2005 as compared to the same period last year. The increase in this ratio for the quarter includes a .5% reduction in our consolidated merchandise margin, primarily due to increased markdowns at Marmaxx and Winners, which we believe were impacted by the unseasonably cool weather in March and part of April. The increase in this ratio also reflects an increase in occupancy costs as a percentage of sales of .5%. This increase is largely due to the de-levering impact of low single digit increases or slight reductions in same store sales across divisions other than Marmaxx.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 17.0% for the quarter ended April 30, 2005 compared to 16.5% for the quarter ended May 1, 2004. The increase in this ratio reflects an increase of .2% in store payroll and benefit costs as a percentage of sales, primarily due to the expanded department initiatives at Marmaxx as well as an increase in health care costs. This expense ratio also increased by .1% due to increased costs for remodeling and relocation of stores. The balance of the increase in this ratio is primarily due to an increase in the pro rata share of the consolidated results of divisions other than Marmaxx and Winners, which operate at higher expense ratios.

Interest expense, net: Interest expense, net of interest income was $6.0 million in this year’s first quarter compared to $6.6 million for the first quarter last year. Interest income was $2.5 million in the current year’s first quarter versus $1.5 million in the prior year. The increase in interest income was primarily due to higher interest rates on invested cash balances in the current year.

Income taxes: Our effective income tax rate was 38.5% for the three months ended April 30, 2005 and 38.7% for the three months ended May 1, 2004. The lower rate this year reflects the benefit of the Work Opportunity Tax Credit (WOTC), which was effective in the third quarter of last year.

Net income: Net income for this year’s first quarter was $149.3 million, or $.30 per diluted share, versus $168.1 million, or $.32 per diluted share last year. Earnings per share in both years reflect the favorable impact of our share repurchase program. Diluted earnings per share for each period also reflect the impact of EITF Issue No. 04-08 which requires the inclusion of shares associated with contingently convertible debt in the calculation of diluted earnings per share even if the related contingencies have not been met. This accounting change was implemented in the fourth quarter of the fiscal year ended January 29, 2005 and was applied retroactively.

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

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Marmaxx

Net sales	$2,563.6	$2,421.2
Segment profit	$267.7	$271.9
Segment profit as percentage of net sales	10.4%	11.2%
Percent increase in same store sales	3%	6%
Stores in operation at end of period	1,472	1,432
Selling square footage at end of period (in thousands)	35,690	34,473

Marmaxx had a 3% same store sales increase for the quarter ended April 30, 2005, over the comparable period last year. Marmaxx’s sales results were driven by continued strong sales of jewelry/accessories and footwear. Combined same store sales of these categories increased 11% over a 19% increase last year, and we continued to see significant sales lifts in the stores with expanded jewelry/accessories and footwear departments. Women’s sportswear was also strong, with same store sales up 4% this year over a 10% increase last year. Unusually cold weather in many parts of the country negatively impacted sales in March and part of April of this year, but in regions of the country where weather was seasonable, including Florida, the West Coast and the Southwest, sales were strong.

Segment profit for the first quarter ended April 30, 2005 was $267.7 million, slightly lower than the prior year, and segment profit margin declined to 10.4% from 11.2%. Merchandise margin was down .3% compared to the prior year, primarily due to higher markdowns that were triggered by weak same store sales increases in March and part of April. Last year, Marmaxx recorded the highest first quarter merchandise margin in its history and, while merchandise margins for the quarter ended April 30, 2005 were less than the prior year, they were at the high end of our historical range. Segment profit margin was also impacted by a .2% increase in occupancy costs as a percentage of sales compared to the prior year and a .2% increase in store payroll and benefit costs as a percentage of net sales. The increase in store payroll and benefit costs relate primarily to the expansion of jewelry/accessories and footwear departments and to higher health care costs.

As of April 30, 2005, average per store inventories, including distribution centers, were up 14% over the end of the quarter last year, compared to an 11% decrease in last year’s first quarter. While per store average inventories are up, the majority of this increase is in our distribution centers and relates to the timing of receipts, and our inventory position is more liquid than at the end of the first quarter last year.

Marmaxx’s operating results for the prior year’s first quarter ended May 1, 2004, were also favorably impacted by strong demand for women’s spring apparel, footwear and accessories.

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Winners and HomeSense

Net sales	$313.1	$269.6
Segment profit	$12.3	$24.4
Segment profit as percentage of net sales	3.9%	9.1%
Percent increase (decrease) in same store sales:
U.S. currency	7%	18%
Local currency	(1)%	6%
Stores in operation at end of period:
Winners	169	162
HomeSense	44	31

Total Winners and HomeSense	213	193

Selling square footage at end of period (in thousands):
Winners	3,842	3,620
HomeSense	825	581

Total Winners and HomeSense	4,667	4,201

Same store sales (in local currency) for Winners and HomeSense decreased by 1% for the first quarter ended April 30, 2005. Segment profit for the quarter declined to $12.3 million from $24.4 million last year, and segment profit margin decreased by 5.2%. Unseasonably cold weather in March drove a 7% decrease in same store sales in March (in local currency) resulting in aggressive markdowns. This led to merchandise margins that were 2.6% lower than the first quarter ended May 1, 2004. The de-levering impact of a 1% same store sales decrease this year contributed to the decline in segment profit margin with the largest impact on occupancy costs, which increased .5%, and store payroll and benefit costs which increased .4%, as a percentage of sales.

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
T.K. Maxx

Net sales	$317.7	$263.2
Segment profit (loss)	$(.3)	$1.9
Segment profit (loss) as percentage of net sales	(.1)%	.7%
Percent increase (decrease) in same store sales:
U.S. currency	2%	21%
Local currency	(1)%	5%
Stores in operation at end of period	175	148
Selling square footage at end of period (in thousands)	3,611	2,894

T.K. Maxx’s same store sales (in local currency) decreased 1% for the quarter ended April 30, 2005 compared to a 5% increase for the first quarter ended May 1, 2004. T.K. Maxx’s sales were negatively impacted by a weak retail environment in the United Kingdom. Segment loss for this year’s first quarter was $.3 million, compared to a profit of $1.9 million in the prior year, and segment profit margin declined by .8% in this year’s first quarter over last year. However, T.K. Maxx effectively managed its inventory and, despite the decline in same store sales, posted a merchandise margin that was higher than last year. This improved merchandise margin was more than offset by the de-levering impact of a 1% decrease in same store sales with occupancy costs increasing by 1.6% as a percentage of net sales and store payroll and preopening costs increasing by .6% as a percentage of net sales, as compared to last year’s first quarter.

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
HomeGoods

Net sales	$258.6	$226.4
Segment profit	$.6	$5.2
Segment profit as percentage of net sales	.2%	2.3%
Percent increase in same store sales	0%	4%
Stores in operation at end of period	220	185
Selling square footage at end of period (in thousands)	4,233	3,610

HomeGoods total sales increased 14% and same store sales were flat compared to the first quarter ended May 1, 2004, when HomeGoods delivered a 4% same store sales increase over the prior year. Segment profit declined to $.6 million from $5.2 million in the prior year’s first quarter, and segment profit margin decreased by 2.1%. The de-levering impact of flat same store sales contributed to the decrease in segment profit margin, with the most significant increases, as a percentage of sales, in occupancy costs (.5%), store payroll and benefits (.3%) and distribution costs (.2%). In addition, merchandise margin for HomeGoods decreased by .3% compared to last year’s first quarter.

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
A.J. Wright

Net sales	$139.4	$110.8
Segment (loss)	$(3.0)	$(3.0)
Segment (loss) as percentage of net sales	(2.1)%	(2.7)%
Percent increase in same store sales	1%	9%
Stores in operation at end of period	137	102
Selling square footage at end of period (in thousands)	2,747	2,026

A.J. Wright’s same store sales for the quarter ended April 30, 2005 increased 1% on top of a very strong 9% increase in the prior year’s first quarter. Sales in the first quarter were negatively impacted by the cold weather in March and April throughout the Northeast and Midwest of the United States, where most of A.J. Wright’s stores are located. A.J. Wright did an excellent job managing inventories during the quarter and, despite the soft sales, was able to limit markdown exposure by maintaining a more liquid inventory position and buying close to need. As a result merchandise margins were in line with the prior year. The improvement in segment profit margin is due to a reduction in distribution costs as a percentage of sales as a result of leveraging new distribution center capacity brought online at the beginning of fiscal 2005. This improvement was partially offset by the de-levering impact on expense ratios of a 1% same store sales increase.

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Bob’s Stores

Net sales	$59.4	$61.4
Segment (loss) profit	$(6.5)	$1.3
Stores in operation at end of period	34	31
Selling square footage at end of period (in thousands)	1,230	1,124

Bob’s Stores recorded net sales of $59.4 million and a segment loss of $6.5 million for the quarter ended April 30, 2005. Bob’s opened 2 new stores during the quarter and now operates 34 stores as compared to 31 stores a year ago.

General corporate expense

General corporate expense for segment reporting purposes are those costs not specifically related to the operations of our business segments, and is included in selling, general and administrative expenses. General corporate expense for the first quarter ended April 30, 2005 increased 6% to $22.0 million from $20.8 million, which is attributable to the growth in payroll and benefit costs.

Financial Condition

Operating activities for the quarter ended April 30, 2005 provided cash of $187.1 million, while operating activities for the quarter ended May 1, 2004 provided cash of $193.3 million. Cash flows from operating activities for the first quarter, as compared to the prior year, decreased by $7.3 million due to a decrease in net income, partially offset by an increase in depreciation expense. The net change in inventory and accounts payable from year-end levels had an unfavorable impact on cash from operations of $105.8 million this year as compared to the first quarter of the prior year. In addition, an increase in prepaid rent and a reduction of deferred tax benefits reduced operating cash flows in the current quarter as compared to last year’s first quarter by approximately $61 million. These reductions to operating cash flows were offset by an increase in accrued expenses and other liabilities. This increase in accrued expenses for the quarter ended April 30, 2005 includes the impact of $172 million of checks outstanding in excess of the book balance in certain cash accounts. These are zero-balance cash accounts maintained with certain financial institutions which we fund as checks clear and for which no other right of offset exists.

Investing activities relate primarily to property additions for new stores, store improvements and renovations and investment in existing and new distribution centers.

Financing activities consist primarily of our share repurchase program. During the first quarter ended April 30, 2005, we repurchased and retired 11.0 million shares of our common stock at a cost of $262.9 million. On a cash basis we spent $241.4 million this year for the repurchase of common stock as compared to $133.8 million last year. In May 2004, we completed a $1 billion stock repurchase program and announced our intention to repurchase up to an additional $1 billion of common stock. Since the inception of the new $1 billion stock repurchase program through April 30, 2005, we have repurchased 28.7 million shares at a total cost of $669.4 million.

In May 2005, we entered into a $500 million four-year revolving credit facility and a $500 million five-year revolving credit facility. These arrangements replaced our $370 million five-year revolving credit facility entered into in March 2002 and our $330 million 364-day revolving credit facility, which had been extended through July 15, 2005. The new agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to our commercial paper program. At April 30, 2005, we had $35 million of commercial paper outstanding. Combined availability under our prior revolving credit facilities at April 30, 2005 and May 1, 2004 was $665 million and $700 million, respectively. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.

Forward Looking Information

Various statements made in this report are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements:

•	Our ability to continue our successful expansion of our operations including expansion of our store base across all chains at the projected rate, and our ability to continue to increase both total sales and same store sales and to manage rapid growth.

•	Risk of expansion of existing businesses in existing and new markets and of entry into new businesses.

•	Our ability to implement our inventory strategies successfully including availability, selection and acquisition of appropriate merchandise on favorable terms and at the appropriate times.

•	Our ability to manage our inventories effectively including effective and timely distribution to stores and maintenance of appropriate levels of inventory and effective management of pricing and mark-downs.

•	Consumer confidence, demand, spending habits and buying preferences.

•	Effects of unseasonable weather patterns on consumer demand.

•	Competitive factors, including pricing and promotional activities of competitors and in the retail industry generally, changes in competitive practices, new competitors, competition from alternative distribution channels and excess retail capacity.

•	Factors affecting the availability of adequate numbers of desirable store and distribution center locations on suitable terms.

•	Factors affecting our recruitment and employment of associates including our ability to recruit, retain and develop quality sales associates and management personnel in adequate numbers; results of labor contract negotiations; and effects of immigration, wage, entitlement and other governmental regulation of employment.

•	Factors affecting expenses including increases in wages, health care costs and other benefit costs, pension plan returns, energy and fuel costs and availability and costs of insurance.

•	Success of our acquisition and divestiture activities.

•	Our ability to implement new technologies and systems successfully and maintain adequate disaster recovery systems.

•	Our ability to continue to generate cash flows to support capital expansion, general operating activities and stock repurchase programs.

•	General economic conditions in countries and regions where we operate including consumer credit availability, consumer debt levels and delinquencies and default rates, financial market performance, inflation, commodity prices and unemployment and other factors that affect consumer demand.

•	Potential disruptions due to wars, other military actions and terrorist incidents.

•	Changes in currency and exchange rates in our foreign and buying operations and with respect to our financial statements.

•	Import risks, including potential disruptions in supply, changes in duties, tariffs and quotas on imported merchandise including the phase-out of quotas under the Multifiber Agreement, and economic, political or other problems in countries from which merchandise is imported.

•	Adverse outcomes for any significant litigation.

•	Changes in laws and regulations and accounting rules and principles.

We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

PART I (Continued)

Item 3 Quantitative and Qualitative Disclosure about Market Risk

We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Note D to our consolidated financial statements, on page F-14 of the Annual Report on Form 10-K for the fiscal year ended January 29, 2005, we hedge a significant portion of our net investment and certain merchandise commitments in these operations with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures, most of which are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 29, 2005, the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by the Company. We periodically enter into financial instruments to manage our cost of borrowing, however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year. As of January 29, 2005, the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4 Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2005 pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There were no changes in internal controls over financial reporting during the fiscal quarter ended April 30, 2005 identified in connection with the Chief Executive Officer’s and

Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2006 and the average price per share paid is as follows:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
			as Part of	May Yet be
	Number of Shares	Average Price	Publicly Announced	Purchased Under
	Repurchased	Paid Per Share	Plan or Program	Plans or Programs
January 30, 2005 through February 26, 2005	900,000	$25.06	900,000	$570,880,866

February 27, 2005 through April 2, 2005	3,808,200	$24.56	3,808,200	$477,353,091

April 3, 2005 through April 30, 2005	6,284,600	$23.36	6,284,600	$330,573,430

Total:	10,992,800		10,992,800

As of April 30, 2005, we had repurchased 28.7 million shares at a cost of $669.4 million under our $1 billion share repurchase program announced in May 2004.

Item 4 Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of TJX’s security holders during the first quarter ended April 30, 2005.

Item 6 Exhibits

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
Date: June 3, 2005
/s/ Jeffrey G. Naylor

Jeffrey G. Naylor, Senior Executive Vice President -
Finance, on behalf of The TJX Companies, Inc. and as
Principal Financial and Accounting Officer of
The TJX Companies, Inc.