Form 10-Q
period 2005-07-30
TJX COMPANIES INC /DE/
filed 2005-09-02
CIK 109198

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☑	Quarterly Report under Section 13 and 15(d) Of the Securities Exchange Act of 1934
Or

☐	Transition Report Pursuant to Section 13 and 15(d) Of the Securities Exchange Act of 1934
For Quarter Ended July 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES ☑ NO ☐
The number of shares of Registrant’s common stock outstanding as of July 30, 2005: 465,922,597

PART I FINANCIAL INFORMATION
STATEMENTS OF INCOME
BALANCE SHEETS
STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Item 3 Quantitative and Qualitative Disclosure about Market Risk
Item 4 Controls and Procedures
PART II. Other Information
Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 4 Submission of Matters to a vote of Security Holders
Item 6 Exhibits
SIGNATURE
EX-3.(I) Certificate of Amendment
EX-3.(II) By-Laws as amended through 6-7-2005
EX-31.1 Section 302 Cerification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	July 30,	July 31,
	2005	2004
Net sales	$3,647,866	$3,414,287

Cost of sales, including buying and occupancy costs	2,801,376	2,629,207

Selling, general and administrative expenses	638,082	584,751

Interest expense, net	7,917	6,993

Income before provision for income taxes	200,491	193,336

Provision for income taxes	77,350	75,094

Net income	$123,141	$118,242

Earnings per share:

Net income:
Basic	$.26	$.24
Weighted average common shares — basic	467,206	491,987

Diluted	$.25	$.23
Weighted average common shares — diluted	490,662	516,089

Cash dividends declared per share	$.06	$.045
The accompanying notes are an integral part of the financial statements.

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2005	2004
Net sales	$7,299,696	$6,767,024

Cost of sales, including buying and occupancy costs	5,582,905	5,147,553

Selling, general and administrative expenses	1,259,629	1,138,225

Interest expense, net	13,953	13,576

Income before provision for income taxes	443,209	467,670

Provision for income taxes	170,724	181,316

Net income	$272,485	$286,354

Earnings per share:

Net income:
Basic	$.58	$.58
Weighted average common shares — basic	472,055	494,524

Diluted	$.55	$.56
Weighted average common shares — diluted	495,983	518,854

Cash dividends declared per share	$.12	$.09
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS

	July 30,	January 29,	July 31,
	2005	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$181,689	$307,187	$135,585
Accounts receivable, net	120,932	119,611	99,567
Merchandise inventories	2,814,691	2,352,032	2,216,980
Prepaid expenses and other current assets	263,571	126,290	220,990
Current deferred income taxes, net	3,160	—	6,183

Total current assets	3,384,043	2,905,120	2,679,305

Property at cost:
Land and buildings	262,278	261,778	257,667
Leasehold costs and improvements	1,391,435	1,332,580	1,159,247
Furniture, fixtures and equipment	2,032,502	1,940,178	1,763,574

	3,686,215	3,534,536	3,180,488
Less accumulated depreciation and amortization	1,808,792	1,697,791	1,561,305

	1,877,423	1,836,745	1,619,183

Property under capital lease, net of accumulated amortization of $9,306; $8,190 and $7,073, respectively	23,266	24,382	25,499
Other assets	124,029	125,463	105,788
Goodwill and tradename, net of accumulated amortization	183,548	183,763	183,592

TOTAL ASSETS	$5,592,309	$5,075,473	$4,613,367

LIABILITIES
Current liabilities:
Short-term debt	$414,498	$—	$—
Current installments of long-term debt	—	99,995	104,988
Obligation under capital lease due within one year	1,645	1,581	1,519
Accounts payable	1,518,950	1,276,035	1,142,024
Current deferred income taxes, net	—	2,354	—
Accrued expenses and other current liabilities	913,454	824,147	736,083

Total current liabilities	2,848,547	2,204,112	1,984,614

Other long-term liabilities	485,711	466,786	346,306
Non-current deferred income taxes, net	150,524	152,553	156,140
Obligation under capital lease, less portion due within one year	25,109	25,947	26,754
Long-term debt, exclusive of current installments	575,112	572,593	566,750
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 465,922,597; 480,699,154 and 488,750,610 shares, respectively	465,923	480,699	488,751
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(32,843)	(26,245)	(14,650)
Unearned stock compensation	(5,891)	(10,010)	(10,093)
Retained earnings	1,080,117	1,209,038	1,068,795

Total shareholders’ equity	1,507,306	1,653,482	1,532,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,592,309	$5,075,473	$4,613,367

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2005	2004
Cash flows from operating activities:
Net income	$272,485	$286,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,653	135,715
Property disposals	4,578	919
Deferred income tax provision	(1,974)	36,494
Amortization of unearned stock compensation	3,244	4,748
Tax benefit of employee stock options	4,679	9,793
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,044)	(8,691)
(Increase) in merchandise inventories	(474,733)	(276,455)
(Increase) in prepaid expenses and other current assets	(131,663)	(60,968)
Increase in accounts payable	249,587	182,276
Increase in accrued expenses and other liabilities	96,545	31,660
Other, net	8,151	8,499

Net cash provided by operating activities	185,508	350,344

Cash flows from investing activities:
Property additions	(219,112)	(138,212)
Proceeds from repayments on note receivable	320	319

Net cash (used in) investing activities	(218,792)	(137,893)

Cash flows from financing activities:
Proceeds from borrowings of short-term debt	414,498	—
Payments on capital lease obligation	(774)	(715)
Principal payments on long-term debt	(99,995)	(2)
Cash payments for repurchase of common stock	(383,346)	(315,836)
Proceeds from sale and issuance of common stock, net	27,321	34,867
Cash dividends paid	(49,857)	(39,727)

Net cash (used in) financing activities	(92,153)	(321,413)

Effect of exchange rate changes on cash	(61)	(1,856)

Net (decrease) in cash and cash equivalents	(125,498)	(110,818)
Cash and cash equivalents at beginning of year	307,187	246,403

Cash and cash equivalents at end of period	$181,689	$135,585

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
1.	The results for the first six months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in TJX’s Annual Report on Form 10-K for the year ended January 29, 2005.

3.	TJX’s cash payments for interest and income taxes are as follows:

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2005	2004
	(In thousands)
Cash paid for:
Interest on debt	$14,317	$12,362
Income taxes	$193,392	$159,338
4.	We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases of former TJX businesses. The reserve reflects TJX’s estimation of its cost for claims that have been, or are likely to be, made against TJX for liability as an original lessee or guarantor of the leases, after mitigation of the number and cost of lease obligations.

At July 30, 2005, substantially all leases of discontinued operations that were rejected in bankruptcy and for which the landlords asserted liability against TJX had been resolved. It is possible that there will be future costs for leases from these discontinued operations that were not terminated or had not expired. We do not expect to incur any material costs related to our discontinued operations in excess of our reserve. The reserve balance amounted to $12.1 million as of July 30, 2005 and $16.6 million as of July 31, 2004.

During the quarters ended April 30, 2005 and July 31, 2004, we received recoveries in the bankruptcy of one of our discontinued operations of $2.2 million and $2.3 million, respectively. The receipt of these proceeds was offset by equivalent additions to our reserve. Any additional creditor recoveries are expected to be immaterial.

We may also be contingently liable on up to 18 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to us with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

5.	TJX’s comprehensive income for the second quarter and six months ended July 30, 2005 and July 31, 2004 is presented below:

	Thirteen Weeks Ended
	July 30,	July 31,
	2005	2004
	(In thousands)
Net income	$123,141	$118,242
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	(16,265)	4,875
Gain (loss) on hedge contracts, net of related tax effects	12,089	(4,186)
Gain (loss) on cash flow hedge contract, net of related tax effects	(4,936)	—
Amount of cash flow hedge reclassified from other comprehensive income to net income, net of related tax effects	2,139	—

Comprehensive income	$116,168	$118,931

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2005	2004
	(In thousands)
Net income	$272,485	$286,354
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	(11,728)	69
Gain (loss) on hedge contracts, net of related tax effects	8,742	(1,135)
Gain (loss) on cash flow hedge contract, net of related tax effects	(3,795)	—
Amount of cash flow hedge reclassified from other comprehensive income to net income, net of related tax effects	183	—

Comprehensive income	$265,887	$285,288

6.	The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	July 30,	July 31,
	2005	2004
	(In thousands except
	per share amounts)
Basic earnings per share:
Net income	$123,141	$118,242
Average common shares outstanding for basic EPS	467,206	491,987

Basic earnings per share	$.26	$.24

Diluted earnings per share:
Net income	$123,141	$118,242
Add back: Interest expense on zero coupon convertible notes, net of income taxes	1,129	1,106

Net income used for diluted earnings per share calculation	$124,270	$119,348

Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	467,206	491,987
Dilutive effect of stock options and awards	6,551	7,197
Dilutive effect of convertible subordinated notes	16,905	16,905

Average common shares outstanding for diluted EPS	490,662	516,089

Diluted earnings per share	$.25	$.23

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2005	2004
	(In thousands except
	per share amounts)
Basic earnings per share:
Net income	$272,485	$286,354
Average common shares outstanding for basic EPS	472,055	494,524

Basic earnings per share	$.58	$.58

Diluted earnings per share:
Net income	$272,485	$286,354
Add back: Interest expense on zero coupon convertible notes, net of income taxes	2,255	2,249

Net income used for diluted earnings per share calculation	$274,740	$288,603

Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	472,055	494,524
Dilutive effect of stock options and awards	7,023	7,425
Dilutive effect of convertible subordinated notes	16,905	16,905

Average common shares outstanding for diluted EPS	495,983	518,854

Diluted earnings per share	$.55	$.56

The weighted average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options when the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were 10,000 such options excluded for the thirteen week and twenty-six week calculations as of July 30, 2005. No such options were excluded for either the thirteen week or twenty-six week calculations as of July 31, 2004. The 16.9 million shares attributable to the zero coupon convertible debt are included in the diluted earnings per share calculation in all periods presented in accordance with Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” This accounting change was implemented in the fourth quarter of the fiscal year ended January 29, 2005 and was applied retroactively.

7.	During the second quarter ended July 30, 2005, TJX repurchased and retired 5.5 million shares of its common stock at a cost of $126.9 million. For the six months ended July 30, 2005, TJX repurchased and retired 16.4 million shares at a cost of $389.7 million. Through July 30, 2005, under the current $1 billion stock repurchase program, TJX has repurchased 34.1 million shares at a cost of $796.3 million.

8.	TJX evaluates the performance of its segments based on “segment profit or loss” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is financial information on TJX’s business segments (in thousands):

	Thirteen Weeks Ended
	July 30,	July 31,
	2005	2004
Net sales:
Marmaxx	$2,537,311	$2,442,162
Winners and HomeSense	316,842	292,566
T.K. Maxx	327,540	275,426
HomeGoods	259,116	222,079
A.J. Wright	147,251	118,262
Bob’s Stores	59,806	63,792

	$3,647,866	$3,414,287

Segment profit (loss):
Marmaxx	$211,581	$202,582
Winners and HomeSense	20,567	21,101
T.K. Maxx	10,484	9,533
HomeGoods	(3,700)	(626)
A.J. Wright	(1,587)	(3,239)
Bob’s Stores	(8,743)	(8,231)

	228,602	221,120

General corporate expense	20,194	20,791
Interest expense, net	7,917	6,993

Income before provision for income taxes	$200,491	$193,336

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2005	2004
Net sales:
Marmaxx	$5,100,897	$4,863,386
Winners and HomeSense	629,939	562,191
T.K. Maxx	645,246	538,673
HomeGoods	517,743	448,511
A.J. Wright	286,622	229,108
Bob’s Stores	119,249	125,155

	$7,299,696	$6,767,024

Segment profit (loss):
Marmaxx	$479,241	$474,496
Winners and HomeSense	32,911	45,494
T.K. Maxx	10,143	11,476
HomeGoods	(3,077)	4,535
A.J. Wright	(4,547)	(6,192)
Bob’s Stores	(15,266)	(6,981)

	499,405	522,828

General corporate expense	42,243	41,582
Interest expense, net	13,953	13,576

Income before provision for income taxes	$443,209	$467,670

9.	TJX has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for compensation expense under our stock option plan. We grant options at fair market value on the date of the grant; accordingly, no compensation expense is recognized for any options issued. Compensation expense for stock-based compensation determined in accordance with SFAS No. 123, net of related income tax effect, would have amounted to $13.6 million and $13.8 million for the fiscal quarters ended July 30, 2005 and July 31, 2004, respectively, and $28.0 million and $28.6 million for the six months ended July 30, 2005 and July 31, 2004, respectively.

Presented below are the unaudited pro forma net income and related earnings per share showing the effect that stock-based compensation expense, determined in accordance with SFAS No. 123, would have on reported results (dollars in thousands except per share amounts):

	Thirteen Weeks Ended
	July 30,	July 31,
	2005	2004
Net income, as reported	$123,141	$118,242

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,240	953

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,567)	(13,842)

Pro forma net income	$110,814	$105,353

	Thirteen Weeks Ended
	July 30,	July 31,
	2005	2004
Earnings per share:
Basic — as reported	$.26	$.24
Basic — pro forma	$.24	$.21

Diluted — as reported	$.25	$.23
Diluted — pro forma	$.23	$.21

	Twenty-Six Weeks Ended
	July 30,	July 30,
	2005	2004
Net income, as reported	$272,485	$286,354

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,947	2,849

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,037)	(28,627)

Pro forma net income	$246,395	$260,576

Earnings per share:
Basic — as reported	$.58	$.58
Basic — pro forma	$.52	$.53

Diluted — as reported	$.55	$.56
Diluted — pro forma	$.50	$.51
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
10.	The following represents the net periodic pension and postretirement benefit costs and related components for the twenty-six weeks ended July 30, 2005 and July 31, 2004 (in thousands):

	Pension		Pension		Postretirement
	(Funded Plan)		(Unfunded Plan)		Medical
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004	2005	2004
Service cost	$16,225	$12,973	$760	$602	$2,337	$1,828
Interest cost	9,611	9,224	1,433	1,410	1,284	1,270
Expected return on plan assets	(12,538)	(10,714)	—	—	—	—
Amortization of transition obligation	—	—	37	38	—	—
Amortization of prior service cost	29	29	180	238	(191)	166
Recognized actuarial losses	3,134	4,489	738	798	93	86

Total expense	$16,461	$16,001	$3,148	$3,086	$3,523	$3,350

TJX made voluntary funding contributions to its funded pension plan in the fiscal years ended in January 2005 and 2004. TJX could make a voluntary contribution for the current fiscal year but we do not anticipate any required funding for our current fiscal year.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to sponsors of retiree health care benefits if the benefit they provide is at least actuarially equivalent to Medicare Part D. The FASB issued a FASB Staff Position (FSP FAS 106-2) entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” TJX has determined that its plan is not actuarially equivalent to Medicare Part D, and accordingly, the above postretirement medical cost does not reflect any federal subsidy.

11.	At July 30, 2005, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts.

The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed rate obligation to a floating rate obligation. TJX has designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at July 30, 2005, excluding the estimated net interest receivable, was a liability of $4.1 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $4.1 million.

12.	In May 2005, we entered into a $500 million four-year revolving credit facility and a $500 million five-year revolving credit facility. These arrangements replaced our $370 million five-year revolving credit facility entered into in March 2002 and our $330 million 364-day revolving credit facility, which had been extended through July 15, 2005. The new agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to our commercial paper program. At July 30, 2005, we had $415 million of commercial paper outstanding. Combined availability under our current and prior revolving credit facilities at July 30, 2005 and July 31, 2004 was $585 million and $700 million, respectively. During the second quarter ended July 30, 2005, we paid off our $100 million 7% unsecured notes.

13.	Effective with the third quarter ended October 30, 2004, we began to accrue for inventory purchase obligations at the time the inventory is shipped rather than when received and accepted by TJX. As a result, merchandise inventory and accounts payable on our balance sheets reflect an accrual for in-transit inventory of $326.0 million at July 30, 2005 and $236.9 million at January 29, 2005. The period ended July 31, 2004 has not been adjusted for this change. This accrual for inventory in transit affects only the reported levels of inventory and accounts payable on the balance sheet, and has no impact on our operating results, cash flows, liquidity or shareholders’ equity.

14.	Accrued expenses and other current liabilities as of July 30, 2005 and July 31, 2004, include $173.3 million and $96.0 million, respectively, of checks outstanding in excess of the book balance in certain cash accounts. These are zero balance cash accounts maintained with certain financial institutions that we fund as checks clear and for which no right of offset exists.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 30, 2005
Versus
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 31, 2004
Results of Operations
Overview: Highlights of our financial performance for second quarter and six months ended July 30, 2005, include the following:
•	Net sales increased 7% to $3.6 billion for the second quarter and 8% to $7.3 billion for the six month period over the comparable periods last year. We continued to grow our business, with stores in operation and total selling square footage at July 30, 2005 each up 8% from a year ago.

•	Consolidated same store sales increased 1% for the second quarter and 2% on a year-to-date basis. Same store sales results were negatively impacted by unseasonable weather in portions of our first and second quarters and weak demand for home fashions.

•	Our second quarter pre-tax margin (the ratio of pre-tax income to net sales) declined from 5.7% last year to 5.5% in the current year. Year-to-date, our pre-tax margin declined from 6.9% last year to 6.1% in the current year. Although merchandise margins improved across all of our divisions and expenses were less than we planned, these benefits were more than offset by the negative impact on expense ratios of low single digit same store sales increases across most of our divisions.

•	Net income for the second quarter was $123 million, a 4% increase over last year’s second quarter. Net income for the six months was $272 million, a 5% decrease from net income of $286 million for the same period last year.

•	Diluted earnings per share, which reflect the benefits of our stock repurchase program, were $.25 per share for the second quarter, a 9% increase over $.23 per share last year. Diluted earnings per share were $.55 for the six months ended July 30, 2005, as compared to $.56 per share for the same period last year.

•	During the second quarter, we repurchased 5.5 million shares of our common stock at a cost of $126.9 million and for the year-to-date period, we repurchased 16.4 million shares at a cost of $389.7 million.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of July 30, 2005 were 4% above the prior year. At Marmaxx, average per store inventories were up 13% at the end of the second quarter, with the bulk of this increase in our distribution centers, primarily due to the timing of receipts of fresh product for the third quarter. This compares with a decline of 5% at the end of last year’s second quarter. Average per store inventories at virtually all of our other divisions were well below last year’s levels and our inventory position remained liquid across all of our businesses as of July 30, 2005.
The following is a summary of the operating results of TJX at the consolidated level. This discussion is followed by an overview of operating results by segment. All references to earnings per share are diluted earnings per share unless otherwise indicated.
Net sales: Consolidated net sales for the quarter ended July 30, 2005 were $3,647.9 million, up 7% from $3,414.3 million in last year’s second quarter. Consolidated net sales for last year’s second quarter ended July 31, 2004 increased 12% over the comparable prior-year period. The 7% increase in net sales for the second quarter ended July 30, 2005 includes 6% from new stores and 1% from same store sales. The increase in consolidated net sales for last year’s second quarter included 7% from new stores, 3% from same store sales and 2% from the acquisition of Bob’s Stores. Same store sales increases for the quarters ended July 30, 2005 and July 31, 2004 benefited by approximately 1/2 percentage point and 1 percentage point, respectively, from foreign currency exchange rates.
On a year-to-date basis, consolidated net sales for the six months ended July 30, 2005 were $7,299.7 million, up 8% from $6,767.0 million in last year’s comparable period. Last year, for the six months ended July 30, 2004, consolidated net sales increased 16% over the comparable prior-year period. The 8% increase in net sales for the six months ended July 30, 2005 includes 6% from new stores and 2% from same store sales. The increase in net sales for the six months ended July 31, 2004 includes 8% from new stores, 6% from same store sales and 2% from the acquisition of Bob’s Stores. Same store sales increases for the six months ended July 30, 2005 and July 31, 2004 benefited by approximately 1 percentage point and 1 1/2 percentage point, respectively, from foreign currency exchange rates.
Net sales for the six months ended July 30, 2005 were negatively impacted by unseasonably cold weather throughout much of the United States and Canada during our first quarter, which continued into May and negatively impacted second quarter results. In the United States, where TJX generated 82% of its second quarter sales, same store sales were very strong in warm weather regions, while the Midwest and Northeast trailed the Company average. Net sales for the second quarter and six months ended July 30, 2005 reflect continued strong demand for footwear, jewelry and accessories, and men’s apparel, partially offset by weak demand for home fashion categories.
Overall sales for both last year’s three and six month periods ended July 31, 2004 reflect strong demand for women’s apparel, footwear, jewelry and accessories, partially offset by weaker demand for men’s apparel and home fashions categories. Sales in last year’s year-to-date period benefited from improved weather patterns last year compared to the prior year when weather was unusually harsh across much of the United States.
We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that have started their third fiscal year of operation. We classify a store as a new store until it meets the same store criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that are increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the same store percentage is immaterial. Consolidated and divisional same store sales are calculated in U.S. dollars. We also show divisional same store sales in local currency for our foreign divisions, because this removes the effect of changes in currency exchange rates, and we believe it is a more appropriate measure of their operating performance.
The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	76.8	77.0	76.5	76.1
Selling, general and administrative expenses	17.5	17.1	17.3	16.8
Interest expense, net	.2	.2	.2	.2

Income before provision for income taxes	5.5%	5.7%	6.1%	6.9%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased by .2% for the quarter ended July 30, 2005. The improvement in this ratio for the quarter reflects improved merchandise margins partially offset by an increase in both occupancy costs and distribution costs as a percentage of net sales. Consolidated merchandise margins for this year’s second quarter improved by 1.2% primarily due to fewer markdowns resulting from effective execution of inventory management and close-to-need buying strategies and improved seasonal transition. The occupancy and distribution expense ratios increased a combined .8% primarily due to the negative impact on these ratios of the 1% same store sales increase, which was lower than planned.
Cost of sales, including buying and occupancy costs, as a percentage of net sales, increased by ..4% on a year-to-date basis, as compared to the same period last year. Improved merchandise margins reduced our consolidated cost of sales ratio by approximately .4%, but were more than offset by higher occupancy costs and administrative costs as a percentage of sales. The year-to-date increase in these expense ratios reflects the negative impact on these ratios of the 2% same store sales increase, which was lower than planned.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales for the second quarter increased .4% over the second quarter last year and increased .5% for the six month period as compared to the comparable period last year. Store payroll and benefit costs as a percentage of net sales increased ..2% in both the current second quarter and year-to-date periods, largely due to the negative impact on expense ratios of low single digit same store sales increases and an increase in health care costs. In addition this expense ratio increased by .1% in the current second quarter and the year-to-date periods, as a result of closing costs associated with three Winners stores and a HomeGoods distribution center. The increase in this ratio for both periods also reflects the negative impact on other expense ratios of low single digit same store sales increases, which were lower than planned. Disciplined expense management during the periods and a second quarter reduction in store supply expense helped to partially offset this negative impact on expense ratios.
Interest expense, net: Interest expense, net of interest income, for the second quarter and six months ended July 30, 2005 increased slightly over the comparable prior year periods. Both periods reflect higher interest costs due to an increase in short term borrowings. This increase in net interest expense was partially offset by reduced interest costs due to the repayment of $100 million of 7% unsecured notes in June 2005.
Income taxes: Our effective income tax rate was 38.6% for the quarter ended July 30, 2005 and 38.5% for the year-to-date period, as compared to 38.8% for both periods ended July 31, 2004. The lower rates for the current year reflect the benefit of the Work Opportunity Tax Credit (WOTC), which was effective in the third quarter of last year.
We are still evaluating the possibility of repatriating the undistributed earnings of our foreign operations in accordance with the American Jobs Creation Act of 2004.
Net income: Net income for this year’s second quarter was $123.1 million, or $.25 per diluted share, versus $118.2 million, or $.23 per diluted share, in last year’s second quarter. Net income for the six months ended July 30, 2005 was $272.5 million, or $.55 per diluted share, compared to $286.4 million, or $.56 per diluted share last year. The change in earnings per share, year over year, reflects the favorable impact of our share repurchase program. Diluted earnings per share for all periods reflect the impact of EITF Issue No. 04-08 which requires the inclusion of shares associated with contingently convertible debt in the calculation of diluted earnings per share even if the related contingencies have not been met. This accounting change was implemented in the fourth quarter of the fiscal year ended January 29, 2005 and was applied retroactively.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Marmaxx

Net sales	$2,537.3	$2,442.2	$5,100.9	$4,863.4
Segment profit	$211.6	$202.6	$479.2	$474.5
Segment profit as percentage of net sales	8.3%	8.3%	9.4%	9.8%
Percent increase in same store sales	2%	2%	3%	4%
Stores in operation at end of period			1,477	1,437
Selling square footage at end of period (in thousands)			35,903	34,642
Marmaxx posted a 2% same store sales increase for the second quarter ended July 30, 2005, and a 3% increase for the six months ended July 30, 2005. Same store sales growth in this year’s second quarter was negatively impacted by unseasonable weather in May, and we did not see a strong rebound in June and July when weather was more seasonable. Same store sales in warmer regions of the country (Florida, the Southwest and the West Coast) performed well above the chain average, with sales in the Midwest and Northeast below the chain average. Same store sales were adversely impacted by home fashions, which were down 3% in both the current quarter and year-to-date periods. Sales of jewelry/accessories and footwear continue to be strong as same store sales of these categories increased 11% in both the quarter and year-to-date period. We continue to see an overall sales lift in stores with the expanded jewelry/accessories and footwear departments.
Segment profit for the second quarter grew 4% to $211.6 million. Segment profit as a percentage of net sales (segment margin) for the quarter ended July 30, 2005 was consistent with last year’s second quarter. Despite below plan sales, Marmaxx improved its merchandise margin through the execution of its inventory management and merchandising strategies. Merchandise margin for the second quarter increased by .6%, primarily due to fewer markdowns. Segment margin was also favorably impacted by a reduction in store supplies expense. These improvements in segment margin were offset by increases in the percentage of net sales of occupancy costs (.3%), administrative costs (.2%), store payroll and benefit costs (.2%) and distribution costs (.1%). These increases are primarily due to the de-levering impact of a 2% increase in same store sales for the second quarter. The increase in store payroll and benefit costs as a percentage of net sales also reflects higher health care costs.
Segment profit for the six months ended July 30, 2005 was $479.2 million, slightly above the prior year, and segment profit margin declined .4% to 9.4%. These results were impacted by essentially the same factors that impacted the second quarter, but to a lesser extent. Merchandise margins improved .2% but were more than offset by increases in operating costs as a percentage of net sales, primarily occupancy costs and store payroll and benefit costs.
As of July 30, 2005, average per store inventories, including distribution centers, were up 13% over the prior year, compared to a decrease of 5% at July 31, 2004 as compared to prior year. While per store average inventories increased, the bulk of this increase is in our distribution centers and primarily relates to the timing of receipts of fresh product for the third quarter. Overall our inventory position remains liquid, giving us the ability to buy into current market trends.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Winners and HomeSense

Net sales	$316.8	$292.6	$629.9	$562.2
Segment profit	$20.6	$21.1	$32.9	$45.5
Segment profit as percentage of net sales	6.5%	7.2%	5.2%	8.1%
Percent increase (decrease) in same store sales:
U.S. currency	(1)%	12%	3%	15%
Local currency	(9)%	11%	(5)%	8%
Stores in operation at end of period:
Winners			167	162
HomeSense			47	32

Total Winners and HomeSense			214	194

Selling square footage at end of period (in thousands):
Winners			3,814	3,620
HomeSense			876	603

Total Winners and HomeSense			4,690	4,223

Winners’ net sales for the second quarter ended July 30, 2005 increased 8% over the prior year and for the current six month period net sales increased 12%. Currency exchange rates accounted for the entire increase in the second quarter and about 75% of the sales increase for the year-to-date period. Same store sales (in local currency) for Winners and HomeSense decreased by 9% during this year’s second quarter, compared to an 11% increase in last year’s second quarter. For the six months ended July 30, 2005, same store sales decreased 5% compared to an 8% increase for the six months ended July 31, 2004. These same store sales declines are primarily due to lower clearance sales volume than last year’s second quarter, as well as an overall decline in the average selling price per unit (the “average ticket”). Despite the same store sales declines, Winners improvement in its inventory management and buying close to need strategies resulted in a significant improvement in merchandise margin and second quarter segment profit that was essentially flat with the prior year.
Segment margin decreased by .7% to 6.5% for the second quarter ended July 30, 2005. Merchandise margin improved by 3.5%, largely due to fewer markdowns, which was offset by the adverse effect on expense ratios of a

9% same store sales decline. Expense ratios increased across virtually all major categories, with the most notable increases occurring in occupancy and distribution costs (2.4%), store payroll and other store costs (1.2%) and administrative costs (.5%). Winners second quarter also included $1.4 million of costs associated with the closing of three stores.
The decline in segment profit and segment margin for the six months ended July 30, 2005, as compared to the prior year reflects an increase in merchandise margin of approximately .5% which was more than offset by the de-levering impact on expense ratios of a 5% decrease in same store sales and the incremental costs this year associated with three store closings. Currency exchange rates, including the earnings impact of derivatives that hedge inventory purchases, reduced segment profit for both the quarter and year-to-date period by approximately $0.8 million.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
T.K. Maxx

Net sales	$327.5	$275.4	$645.2	$538.7
Segment profit	$10.5	$9.5	$10.1	$11.5
Segment profit as percentage of net sales	3.2%	3.5%	1.6%	2.1%
Percent increase in same store sales:
U.S. currency	1%	13%	2%	17%
Local currency	2%	1%	0%	3%
Stores in operation at end of period			184	154
Selling square footage at end of period (in thousands)			3,850	3,063
T.K. Maxx’s same store sales (in local currency) increased 2% for the current quarter and were flat for the six month period compared to an increase of 1% for last year’s second quarter and a 3% increase for last year’s six month period. T.K. Maxx’s sales continue to be negatively impacted by a weak retail environment in the United Kingdom. The increase in segment profit for the second quarter ended July 30, 2005 compared to the prior year is due to currency exchange rates which favorably impacted segment profit by approximately $1 million in both the second quarter and year-to-date periods. T.K. Maxx segment margin for both the quarter and year-to-date periods reflects improvement in merchandise margin, due to fewer markdowns, and the levering of distribution and administrative costs despite the low single digit same store sales increases. These improvements in segment margin were more than offset by the de-levering impact on other expense ratios, primarily occupancy costs, of the weak same store sales growth. Segment margins were also impacted by higher store preopening costs in the periods ended July 30, 2005, as T.K. Maxx completed a greater proportion of its new store openings earlier this year.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
HomeGoods

Net sales	$259.1	$222.1	$517.7	$448.5
Segment profit (loss)	$(3.7)	$(0.6)	$(3.1)	$4.5
Segment profit (loss) as percentage of net sales	(1.4)%	(0.3)%	(0.6)%	1.0%
Percent increase (decrease) in same store sales	0%	(1)%	0%	2%
Stores in operation at end of period			230	192
Selling square footage at end of period (in thousands)			4,453	3,748
HomeGoods same store sales were flat for the quarter ended July 30, 2005, compared to a 1% decrease for the quarter ended July 31, 2004. On a year-to-date basis, same store sales were flat compared to a 2% increase for the six months ended July 31, 2004. We continue to rebalance the merchandise mix at HomeGoods which has resulted in a lower average ticket at this division. While customer transactions and unit sales have increased, these increases have not offset the impact of the decline in the average ticket, resulting in flat same store sales results for both the quarter and year-to-date periods. Although segment results declined in both the current quarter and year-to-date periods, merchandise margins improved in both periods. The merchandise margin improvement was more than offset by the de-levering impact of flat same store sales results for the second quarter and six months ended July 30,

2005, with the most significant increases, as a percentage of sales, occurring in occupancy costs, store payroll and benefits and distribution center costs. Segment margin was also negatively impacted in both the quarter and year-to-date periods by approximately $2 million of costs related to the planned closing of our Mansfield, MA distribution center as we moved operations to Bloomfield, CT.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
A.J. Wright

Net sales	$147.3	$118.3	$286.6	$229.1
Segment profit (loss)	$(1.6)	$(3.2)	$(4.5)	$(6.2)
Segment profit (loss) as percentage of net sales	(1.1)%	(2.7)%	(1.6)%	(2.7)%
Percent increase in same store sales	1%	2%	1%	5%
Stores in operation at end of period			143	108
Selling square footage at end of period (in thousands)			2,872	2,153
A.J. Wright’s same store sales for the quarter ended July 30, 2005 increased 1% compared to a 2% increase in the prior year’s second quarter. For the six months ended July 30, 2005, same store sales also increased 1% compared to a 5% increase in the prior year. Segment margin for this year’s second quarter improved by 1.6% over the second quarter last year and segment margin for the current year-to-date period improved by 1.1% over the comparable prior year period, both primarily due to improved merchandise margins. A.J. Wright did an excellent job managing inventories and buying close to need throughout the current reporting periods and limiting markdown exposure while improving markon. Effective expense management also contributed to the improvement in segment profit margin, despite the de-levering impact on expense ratios of a 1% same store sales increase for both the quarter and year-to-date periods.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Bob’s Stores

Net sales	$59.8	$63.8	$119.2	$125.2
Segment profit (loss)	$(8.7)	$(8.2)	$(15.3)	$(7.0)
Segment profit (loss) as percentage of net sales	(14.6)%	(12.9)%	(12.8)%	(5.6)%
Stores in operation at end of period			34	31
Selling square footage at end of period (in thousands)			1,230	1,124
Net sales for Bob’s Stores for the second quarter and six months ended July 30, 2005 were less than the comparable prior year periods, which reflects a shift away from promotional advertising circulars. In addition, Bob’s Stores has incurred incremental store costs and administrative costs this year in support of changes to this division’s merchandise mix and presentation. This sales decline and incremental costs resulted in an increased segment loss for the six months ended July 30, 2005 compared to the prior year. The impact of the sales decline and incremental costs on second quarter segment loss were largely offset by significant improvements in merchandise margin due to better buying and more consistent inventory flow as compared to last year’s second quarter.
General Corporate expense

General corporate expense for segment reporting purposes are those costs not specifically related to the operations of our business segments, and is included in selling, general and administrative expenses. General corporate expense for the second quarter and six months ended July 30, 2005 was comparable to the prior year periods.

Financial Condition
Operating activities for the six months ended July 30, 2005 provided cash of $185.5 million while operating activities for the six months ended July 31, 2004 provided cash of $350.3 million. Cash flows from operating activities for the current six month period, as compared to the prior year decreased by $38.5 million due to a reduction in the deferred income tax provision, as last year’s cash flow benefited from accelerated depreciation on certain assets allowed for U.S. income tax purposes. The net change in inventory and accounts payable from year-end levels had an unfavorable impact on cash from operations of $131.0 million for the six months ended July 30, 2005 as compared to the prior year, and is largely due to the timing of receipts at Marmaxx (as described earlier). In addition, an increase in accounts receivable and other current assets (primarily due to an increase in prepaid rent and credit card receivables) reduced operating cash flows for the six months ended July 30, 2005 as compared to last year by approximately $64 million. These reductions to operating cash flows were offset by an increase in accrued expenses and other liabilities, which had a favorable affect on cash flows of $65 million in the current year-to-date period as compared to last year. The increase in accrued expenses and other current liabilities for the six months ended July 30, 2005 includes the impact of classifying as a current liability $173 million of checks outstanding in excess of the book balance in certain cash accounts. Last year, $96 million of checks outstanding were classified as a current liability. These are zero-balance cash accounts maintained with certain financial institutions which we fund as checks clear and for which no other right of offset exists.
Investing activities relate primarily to property additions for new stores, store improvements and renovations and expansion of our distribution network, which totaled $219.1 million this year as compared to $138.2 million last year. The six months ended July 30, 2005 reflects increased capital expenditures, as compared to the prior year period, relating to the expansion of the jewelry/accessories and footwear departments. This year, the majority of these expansions were completed in the first half of the year while last year the majority were completed in the second half of the year.
Financing activities for the six months ended July 30, 2005, include cash expenditures of $383.3 million for the repurchase of our common stock as compared to $315.8 million last year. Since the inception of our new $1 billion stock repurchase program in May 2004, through July 30, 2005, we have repurchased 34.1 million shares at a total cost of $796.3 million. During the quarter ended July 30, 2005, we repurchased and retired 5.5 million shares at a cost $126.9 million.
At July 30, 2005, we had $415 million of commercial paper outstanding as compared to no short-term borrowings a year ago. These short-term borrowings were required to fund a higher net inventory position as of July 30, 2005, the repayment of $100 million of our 7% unsecured notes and incremental property additions and stock repurchases.
In May 2005, we entered into a $500 million four-year revolving credit facility and a $500 million five-year revolving credit facility. These arrangements replaced our $370 million five-year revolving credit facility entered into in March 2002 and our $330 million 364-day revolving credit facility, which had been extended through July 15, 2005. The new agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These arrangements serve as back up to our commercial paper program. At July 30, 2005, we had $415 million of commercial paper outstanding. Combined availability under our revolving credit facilities at July 30, 2005 was $585 million. Combined availability under our prior revolving credit facilities at July 31, 2004 was $700 million. We believe our internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
Hurricane Katrina
As of September 2, 2005, twelve of the Company’s stores were closed as a result of damage from Hurricane Katrina. TJX is in the process of assessing the extent of the damage to these stores, as well as actions it may take with respect to its affected associates, its business, and other consequences of the hurricane, and is unable at this time to determine the related costs.

Forward Looking Information
Various statements made in this report are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements:
•	Our ability to continue our successful expansion of our operations including expansion of our store base across all chains at the projected rate, and our ability to continue to increase both total sales and same store sales and to manage rapid growth.
•	Risks of expansion of existing businesses in new markets and of new businesses and of entry into traditional retail businesses and new channels of distribution such as e-commerce.
•	Our ability to implement our opportunistic inventory strategies successfully including availability, selection and acquisition of appropriate merchandise in appropriate amounts on favorable terms and at the appropriate times.
•	Our ability to effectively manage our inventories including effective and timely distribution to stores and maintenance of appropriate mix and levels of inventory and effective management of pricing and mark-downs.
•	Consumer confidence, demand, spending habits and buying preferences.
•	Effects of unseasonable weather on consumer demand.
•	Competitive factors, including pricing and promotional activities of competitors and in the retail industry generally, changes in competitive practices, new competitors, competition from alternative distribution channels and excess retail capacity.
•	Availability of adequate numbers of store and distribution center locations for lease in desirable locations on suitable terms.
•	Factors affecting our recruitment and employment of associates including our ability to recruit, develop and retain quality sales associates and management personnel in adequate numbers; labor contract negotiations; and effects of immigration, wage, entitlement and other governmental regulation of employment.
•	Factors affecting expenses including pressure on wages, health care costs and other benefits, pension plan returns, energy and fuel costs, availability and costs of insurance and actual liabilities with respect to casualty insurance.
•	Success of our acquisition and divestiture activities.
•	Our ability to successfully implement new technologies and systems and adequate disaster recovery systems.
•	Our ability to continue to generate cash flows to support capital expansion, general operating activities and stock repurchase programs.
•	General economic conditions in countries and regions where we operate that affect consumer demand including consumer credit availability, consumer debt levels and delinquencies and default rates, financial market performance, inflation, commodity prices and unemployment.
•	Potential disruptions due to wars, other military actions, terrorist incidents, civil unrest, epidemics, natural disasters (including Hurricane Katrina) and other events beyond our control.
•	Changes in currency and exchange rates in countries where we operate or where we buy merchandise.
•	Import risks, including potential disruptions in supply, changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise, strikes and other events affecting delivery; and economic, political or other problems in countries from or through which merchandise is imported.
•	Adverse outcomes for any significant litigation.
•	Changes in laws and regulations and accounting rules and principles.
•	Our ability to maintain adequate and effective internal control over financial reporting, given the limitations inherent in internal control systems.
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
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 30, 2005 pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There were no changes in internal controls over financial reporting during the fiscal quarter ended July 30, 2005 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	Other Information
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2006 and the average price per share paid is as follows:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
			as Part of	May Yet be
	Number of Shares	Average Price	Publicly Announced	Purchased Under
	Repurchased	Paid Per Share	Plan or Program	Plans or Programs
May 1, 2005 through May 28, 2005	2,533,800	$22.90	2,533,800	$272,542,254

May 29, 2005 Through July 2, 2005	857,800	$23.35	857,800	$252,513,246

July 3, 2005 through July 30, 2005	2,060,710	$23.69	2,060,710	$203,703,062

Total:	5,452,310		5,452,310
As of July 30, 2005, we had repurchased 34.1 million shares at a cost of $796.3 million under our $1 billion share repurchase program announced in May 2004.
Item 4	Submission of Matters to a vote of Security Holders

The Company held its Annual Meeting of stockholders on June 7, 2005. The following actions were taken at the Annual Meeting:

Election of Directors	For	Withheld
Gail Deegan	423,518,827	3,526,704
Dennis F. Hightower	375,805,463	51,240,068
John F. O’Brien	423,425,373	3,620,158
Willow B. Shire	378,068,185	48,977,346
In addition to those elected, the following are directors whose term of office continued after the Annual Meeting:
David A. Brandon
Bernard Cammarata
Gary L. Crittenden
Edmond J. English
Richard G. Lesser
Robert F. Shapiro
Fletcher H. Wiley

Proposal 2
Ratification of appointment of independent registered public accounting firm:

For	415,275,119
Against	8,949,993
Abstain	2,820,419
Proposal 3
Approval of amendment to Certificate of Incorporation to declassify Board of Directors:

For	420,887,430
Against	3,256,531
Abstain	2,901,570
Shareholder Proposal 1
Proposal presented by certain shareholders requesting implementation of a code of corporate conduct based on ILO human rights standards:

For	28,325,832
Against	302,771,458
Abstain	65,121,688
Broker non-votes	30,826,553
Shareholder Proposal 2
Proposal presented by certain shareholders regarding a Vendor Compliance Program:

For	30,712,245
Against	300,454,630
Abstain	65,052,103
Broker non-votes	30,826,553
Shareholder Proposal 3
Proposal presented by certain shareholders regarding the Director election vote standard:

For	161,604,435
Against	231,206,629
Abstain	3,407,914
Broker non-votes	30,826,553
Item 6	Exhibits
3(i)	The Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. The Certificate of Amendment of Fourth Restated Certificate of Incorporation is filed herewith.

3(ii)	The by-laws of TJX, as amended and restated through June 7, 2005, are filed herewith.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: September 2, 2005

/s/ Jeffrey G. Naylor

Jeffrey G. Naylor, Senior Executive Vice President —
Finance, on behalf of The TJX Companies, Inc. and as
Principal Financial and Accounting Officer of
The TJX Companies, Inc.