Form 10-Q
period 2005-10-29
TJX COMPANIES INC /DE/
filed 2005-12-02
CIK 109198

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ Quarterly Report under Section 13 and 15(d)

Of the Securities Exchange Act of 1934

Or

☐ Transition Report Pursuant to Section 13 and 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended October 29, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

YES ☒   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

The number of shares of Registrant’s common stock outstanding as of October 29, 2005:   460,689,500

PART I FINANCIAL INFORMATION

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF INCOME

(UNAUDITED)

AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	October 29,	October 30,
	2005	2004

Net sales	$4,041,912	$3,817,350

Cost of sales, including buying and occupancy costs	3,065,064	2,857,105

Selling, general and administrative expenses	687,385	625,987

Interest expense, net	10,119	7,134

Income before provision for income taxes	279,344	327,124

Provision for income taxes	108,181	126,269

Net income	$171,163	$200,855

Earnings per share:

Net income:
Basic	$.37	$.41
Weighted average common shares - basic	461,936	484,513

Diluted	$.36	$.40
Weighted average common shares - diluted	483,021	506,920

Cash dividends declared per share	$.06	$.045

The accompanying notes are an integral part of the financial statements.

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004

Net sales	$11,341,608	$10,584,374

Cost of sales, including buying and occupancy costs	8,647,969	8,004,658

Selling, general and administrative expenses	1,947,014	1,764,212

Interest expense, net	24,072	20,710

Income before provision for income taxes	722,553	794,794

Provision for income taxes	278,905	307,585

Net income	$443,648	$487,209

Earnings per share:

Net income:
Basic	$.95	$.99
Weighted average common shares - basic	468,682	491,163

Diluted	$.91	$.95
Weighted average common shares - diluted	491,648	514,968

Cash dividends declared per share	$.18	$.135

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS

	October 29,	January 29,	October 30,
	2005	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$201,019	$307,187	$143,411
Accounts receivable, net	173,516	119,611	142,640
Merchandise inventories	2,913,469	2,352,032	2,777,366
Prepaid expenses and other current assets	222,232	126,290	191,036
Current deferred income taxes, net	5,917	—	4,785
Total current assets	3,516,153	2,905,120	3,259,238
Property at cost:
Land and buildings	262,897	261,778	260,208
Leasehold costs and improvements	1,462,567	1,332,580	1,218,077
Furniture, fixtures and equipment	2,123,159	1,940,178	1,854,255
	3,848,623	3,534,536	3,332,540
Less accumulated depreciation and amortization	1,882,466	1,697,791	1,618,478
	1,966,157	1,836,745	1,714,062
Property under capital lease, net of accumulated amortization of $9,865; $8,190 and $7,631, respectively	22,707	24,382	24,941
Other assets	117,679	125,463	111,941
Goodwill and tradename, net of accumulated amortization	183,498	183,763	183,636
TOTAL ASSETS	$5,806,194	$5,075,473	$5,293,818

LIABILITIES
Current liabilities:
Short-term debt	$449,662	$—	$—
Current installments of long-term debt	—	99,995	99,991
Obligation under capital lease due within one year	1,678	1,581	1,550
Accounts payable	1,473,777	1,276,035	1,569,982
Current deferred income taxes, net	—	2,354	—
Accrued expenses and other current liabilities	1,081,631	824,147	920,135
Total current liabilities	3,006,748	2,204,112	2,591,658

Other long-term liabilities	513,134	466,786	377,233
Non-current deferred income taxes, net	154,169	152,553	176,354
Obligation under capital lease, less portion due within one year	24,677	25,947	26,354
Long-term debt, exclusive of current installments	576,038	572,593	571,697
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 460,689,500; 480,699,154 and 481,872,560 shares, respectively	460,690	480,699	481,873
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(36,357)	(26,245)	(21,569)
Unearned stock compensation	(8,485)	(10,010)	(11,314)
Retained earnings	1,115,580	1,209,038	1,101,532
Total shareholders’ equity	1,531,428	1,653,482	1,550,522
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,806,194	$5,075,473	$5,293,818

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004
Cash flows from operating activities:
Net income	$443,648	$487,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,935	205,082
Loss on property disposals	11,090	2,214
Deferred income tax provision	(4,310)	54,550
Amortization of unearned stock compensation	5,528	6,878
Tax benefit of employee stock options	9,685	12,235
Changes in assets and liabilities:
(Increase) in accounts receivable	(53,838)	(50,302)
(Increase) in merchandise inventories	(562,736)	(814,502)
(Increase) in prepaid expenses and other current assets	(89,538)	(25,221)
Increase in accounts payable	198,896	598,729
Increase in accrued expenses and other liabilities	298,391	201,110
Other, net	16,844	16,615
Net cash provided by operating activities	506,595	694,597

Cash flows from investing activities:
Property additions	(401,478)	(286,414)
Proceeds from repayments on note receivable	484	484
Net cash (used in) investing activities	(400,994)	(285,930)

Cash flows from financing activities:
Proceeds from borrowings of short-term debt	449,662	—
Payments on capital lease obligation	(1,173)	(1,084)
Principal payments on long-term debt	(100,000)	(5,002)
Cash payments for repurchase of common stock	(517,320)	(490,909)
Proceeds from sale and issuance of common stock, net	32,818	48,492
Cash dividends paid	(77,767)	(61,715)
Net cash (used in) financing activities	(213,780)	(510,218)

Effect of exchange rate changes on cash	2,011	(1,441)

Net (decrease) in cash and cash equivalents	(106,168)	(102,992)
Cash and cash equivalents at beginning of year	307,187	246,403

Cash and cash equivalents at end of period	$201,019	$143,411

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

2.               The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair statement of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied.  The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in TJX’s Annual Report on Form 10-K for the year ended January 29, 2005.

3.               TJX’s cash payments for interest and income taxes are as follows:

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004
	(In thousands)
Cash paid for:
Interest on debt	$19,799	$13,574
Income taxes	$276,081	$219,780

4.               We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases of former TJX businesses.  The reserve reflects TJX’s estimate of its costs for claims, updated quarterly, that have been, or are likely to be, made against TJX for liability as an original lessor or guarantor of leases of these businesses, after mitigation of the number and cost of lease obligations.  At October 29, 2005, substantially all leases of discontinued operations that were rejected in bankruptcy and for which the landlords asserted liability against TJX had been resolved.  Although TJX’s actual costs with respect to any of these leases may exceed amounts estimated in the reserve, and TJX may incur costs for leases from these discontinued operations that were not terminated or had not expired, TJX does not expect to incur any material costs related to discontinued operations in excess of the reserve.  The reserve balance was $17.7 million as of October 29, 2005 and $14.5 million as of October 30, 2004.  During the quarter ended October 29, 2005, TJX received a creditor recovery of $6.4 million, offset by an equivalent addition to the reserve to reflect adjustments to the reserve during the quarter.  Any additional creditor recoveries are expected to be immaterial.

We may also be contingently liable on up to 18 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club is primarily liable.  Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to us with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

5.               TJX’s comprehensive income for the third quarter and nine months ended October 29, 2005 and October 30, 2004 is presented below:

	Thirteen Weeks Ended
	October 29,	October 30,
	2005	2004
	(In thousands)

Net income	$171,163	$200,855
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	(7,050)	9,539
Gain (loss) on hedge contracts, net of related tax effects	2,360	(16,331)
Gain (loss) on cash flow hedge contract, net of related tax effects	(6,750)	(15,980)
Amount of cash flow hedge reclassified from other comprehensive income to net income, net of related tax effects	7,925	15,852
Comprehensive income	$167,648	$193,935

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004
	(In thousands)

Net income	$443,648	$487,209
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	(18,778)	9,609
Gain (loss) on hedge contracts, net of related tax effects	11,102	(17,466)
Gain (loss) on cash flow hedge contract, net of related tax effects	(10,545)	(15,980)
Amount of cash flow hedge reclassified from other comprehensive income to net income, net of related tax effects	8,108	15,852
Comprehensive income	$433,535	$479,224

6.               The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	October 29,	October 30,
	2005	2004
	(In thousands except
	per share amounts)
Basic earnings per share:
Net income	$171,163	$200,855
Average common shares outstanding for basic EPS	461,936	484,513

Basic earnings per share	$.37	$ . 41

Diluted earnings per share:
Net income	$171,163	$200,855
Add back: Interest expense on zero coupon convertible notes, net of income taxes	1,136	1,115
Net income used for diluted earnings per share calculation	$172,299	$201,970

Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	461,936	484,513
Dilutive effect of stock options and awards	4,180	5,502
Dilutive effect of convertible subordinated notes	16,905	16,905
Average common shares outstanding for diluted EPS	483,021	506,920

Diluted earnings per share	$.36	$ . 40

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004
	(In thousands except
	per share amounts)
Basic earnings per share:
Net income	$443,648	$487,209
Average common shares outstanding for basic EPS	468,682	491,163

Basic earnings per share	$.95	$ . 99

Diluted earnings per share:
Net income	$443,648	$487,209
Add back: Interest expense on zero coupon convertible notes, net of income taxes	3,391	3,364
Net income used for diluted earnings per share calculation	$447,039	$490,573

Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	468,682	491,163
Dilutive effect of stock options and awards	6,061	6,900
Dilutive effect of convertible subordinated notes	16,905	16,905
Average common shares outstanding for diluted EPS	491,648	514,968

Diluted earnings per share	$.91	$ . 95

The weighted average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options when the exercise price of the option is in excess of the related period’s average price of TJX’s common stock.  There were 19.2 million such options excluded for the thirteen week calculation as of October 29, 2005 and 0.2 million such options were excluded for the thirty-nine week calculation as of October 29, 2005.  There were 0.3 million such options excluded for the thirteen week calculation as of October 30, 2004 and 0.2 million such options excluded for the thirty-nine week calculation as of October 30, 2004.  The 16.9 million shares attributable to the zero coupon convertible debt are included in the diluted earnings per share calculation in all periods presented in accordance with Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” This accounting change was implemented in the fourth quarter of the fiscal year ended January 29, 2005 and was applied retroactively.

7.               During the third quarter ended October 29, 2005, TJX repurchased and retired 5.8 million shares of its common stock at a cost of $125.0 million. For the nine months ended October 29, 2005, TJX repurchased and retired 22.2 million shares of its common stock at a cost of $514.7 million. Through October 29, 2005, under the $1 billion stock repurchase program initiated in May 2004, TJX has repurchased 39.9 million shares of its common stock at a cost of $921.3 million.  In October 2005, TJX announced that its Board of Directors approved a new multi-year program for the repurchase of an additional $1 billion of TJX common stock.

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

	Thirteen Weeks Ended
	October 29,	October 30,
	2005	2004
Net sales:
Marmaxx	$2,727,759	$2,671,889
Winners and HomeSense	398,081	351,347
T.K. Maxx	385,069	335,828
HomeGoods	292,315	248,738
A.J. Wright	158,582	128,688
Bob’s Stores	80,106	80,860
	$4,041,912	$3,817,350

Segment profit (loss):
Marmaxx	$251,104	$284,329
Winners and HomeSense	52,237	39,002
T.K. Maxx	22,679	29,828
HomeGoods	8,053	11,753
A.J. Wright	(2,466)	(5,773)
Bob’s Stores	(6,736)	(2,392)
	324,871	356,747

General corporate expense	35,408	22,489
Interest expense, net	10,119	7,134

Income before provision for income taxes	$279,344	$327,124

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004
Net sales:
Marmaxx	$7,828,656	$7,535,275
Winners and HomeSense	1,028,020	913,538
T.K. Maxx	1,030,315	874,501
HomeGoods	810,058	697,249
A.J. Wright	445,204	357,796
Bob’s Stores	199,355	206,015
	$11,341,608	$10,584,374
Segment profit (loss):
Marmaxx	$730,345	$758,825
Winners and HomeSense	85,148	84,496
T.K. Maxx	32,822	41,304
HomeGoods	4,976	16,288
A.J. Wright	(7,013)	(11,965)
Bob’s Stores	(22,002)	(9,373)
	824,276	879,575

General corporate expense	77,651	64,071
Interest expense, net	24,072	20,710

Income before provision for income taxes	$722,553	$794,794

9.               TJX has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, and continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for compensation expense under our stock option plan. We grant options at fair market value on the date of the grant; accordingly, no compensation expense is recognized for any options issued.  Compensation expense for stock-based compensation determined in accordance with SFAS No. 123, net of related income tax effect, would have amounted to $17.2 million and $17.7 million for the fiscal quarters ended October 29, 2005 and October 30, 2004, respectively, and $45.2 million and $46.0 million for the nine months ended October 29, 2005 and October 30, 2004, respectively.

Presented below are the unaudited pro forma net income and related earnings per share showing the effect that stock-based compensation expense, determined in accordance with SFAS No. 123, as amended, would have on reported results (dollars in thousands except per share amounts):

	Thirteen Weeks Ended
	October 29,	October 30,
	2005	2004

Net income, as reported	$171,163	$200,855

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,370	1,278

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,208)	(17,691)

Pro forma net income	$155,325	$184,442

	Thirteen Weeks Ended
	October 29,	October 30,
	2005	2004
Earnings per share:
Basic – as reported	$.37	$.41
Basic – pro forma	$.34	$.38

Diluted – as reported	$.36	$.40
Diluted – pro forma	$.32	$.37

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004

Net income, as reported	$443,648	$487,209

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,317	4,127

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45,245)	(46,000)

Pro forma net income	$401,720	$445,336

Earnings per share:
Basic – as reported	$.95	$.99
Basic – pro forma	$.86	$.91

Diluted – as reported	$.91	$.95
Diluted – pro forma	$.82	$.88

In December 2004, the FASB issued SFAS No. 123R which will require that the cost of equity-based awards be recognized in the financial statements.  Upon implementation the Company can elect to apply the provisions of the new standard prospectively or retroactively.  Compliance with the new standard will be required by TJX in the first quarter of the fiscal year ending in January 2007.  TJX is in the process of evaluating the new standard, including the timing of its implementation and the transition method it will adopt.

10.         The following represents the net periodic pension and postretirement benefit costs and related components for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 (in thousands):

	Pension		Pension		Postretirement
	(Funded Plan)		(Unfunded Plan)		Medical
	October 29,	October 30,	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004	2005	2004

Service cost	$25,212	$20,953	$761	$963	$3,505	$3,060
Interest cost	14,817	12,806	2,162	2,072	1,926	1,749
Expected return on plan assets	(19,106)	(16,190)	—	—	—	—
Amortization of transition obligation	—	—	56	56	—	—
Amortization of prior service cost	43	43	356	356	(287)	249
Recognized actuarial losses	4,804	4,731	2,438	1,340	140	98

Total expense	$25,770	$22,343	$5,773	$4,787	$5,284	$5,156

TJX made voluntary funding contributions to its funded pension plan in the fiscal years ended in January 2005 and 2004 and based on the funded status of its plan at December 31, 2005 TJX may make a voluntary contribution for the current fiscal year. TJX does not anticipate any required funding for our current fiscal year.

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

In November 2005, TJX amended its postretirement medical plan effective January 1, 2006.  The amendment would eliminate all plan benefits for anyone retiring after January 1, 2006.  For retirees enrolled in our plan as of that date and who enroll in Medicare Part D within specified timeframes, the amended plan will provide a $35.00 monthly benefit, which is intended to cover the cost of the retiree’s monthly premium payment for Medicare coverage.  The reduction in cost associated with this amendment will be reflected in future periods.

11.         At October 29, 2005, TJX had interest rate swap agreements outstanding with a notional amount of $100 million.  The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts.

The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed rate obligation to a floating rate obligation. TJX has designated the interest rate swaps as a fair value hedge of the related long-term debt.  The fair value of the swap agreements outstanding at October 29, 2005, excluding the estimated net interest receivable, was a liability of $5.1 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $5.1 million.

12.         In May 2005, we entered into a $500 million four-year revolving credit facility and a $500 million five-year revolving credit facility.  These arrangements replaced our $370 million five-year revolving credit facility entered into in March 2002 and our $330 million 364-day revolving credit facility, which had been extended through July 15, 2005.  The new agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings.  These agreements serve as back up to our commercial paper program. At October 29, 2005, we had $450 million of commercial paper outstanding. Combined availability under our current and prior revolving credit facilities at October 29, 2005 and October 30, 2004 was $550 million and $700 million, respectively.  During the second quarter ended July 30, 2005, we paid off our $100 million 7% unsecured notes.

13.         Effective with the quarter ended October 30, 2004, we began to accrue for inventory purchase obligations at the time the inventory is shipped rather than when received and accepted by TJX.  As a result, merchandise inventory and accounts payable on our balance sheets reflect an accrual for in-transit inventory of $293.1 million at October 29, 2005, $236.9 million at January 29, 2005 and $202.0 million at October 30, 2004.  This accrual for inventory in transit affects only the reported levels of inventory and accounts payable on the balance sheet, and has no impact on our operating results, cash flows, liquidity or shareholders’ equity.

14.         Accrued expenses and other current liabilities as of October 29, 2005 and October 30, 2004, include $202.5 million and $95.0 million, respectively, of checks outstanding in excess of the book balance in certain cash accounts.  These are zero balance cash accounts maintained with certain financial institutions that we fund as checks clear and for which no right of offset exists.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 29, 2005

Versus

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 30, 2004

Results of Operations

Overview: Highlights of our financial performance for the third quarter and nine months ended October 29, 2005, include the following:

•

Net sales increased 6% to $4.0 billion for the third quarter and 7% to $11.3 billion for the nine month period over the comparable periods last year. We continued to grow our business, with stores in operation at October 29, 2005 up 8% from a year ago and total selling square footage up 9% from one year ago.

•

Consolidated same store sales were flat for the third quarter and increased 1% on a year-to-date basis. Same store sales results were negatively impacted by unseasonable weather in portions of our first three quarters and weak demand for home fashions and women’s sportswear. Third quarter same store sales also reflect the negative impact of Hurricanes Katrina, Rita and Wilma.

•

The results for the third quarter ended October 29, 2005 reflect several events, including a gain resulting from the VISA/MasterCard antitrust litigation settlement of approximately $.01 per share, offset by charges aggregating approximately $.035 per share. These charges include uninsured losses related to the hurricanes (including the estimated impact of lost sales), charges in connection with executive resignation agreements and e-commerce operating losses and exit costs. The year-to-date period also includes additional e-commerce operating losses.

•

Our third quarter pre-tax margin (the ratio of pre-tax income to net sales) declined from 8.6% last year to 6.9% in the current year. Year-to-date, our pre-tax margin declined from 7.5% last year to 6.4% in the current year. The events described above reduced the current third quarter pre-tax margin by .5% and our year-to-date pre-tax margin by .2%. Although consolidated merchandise margins improved over the prior year and expenses were less than we planned in the current periods, these benefits were more than offset by the negative impact on expense ratios of flat same store sales for the quarter and low single digit same store sales increases for the nine month period.

•

Net income for the third quarter was $171 million, a 15% decrease from last year’s third quarter. Net income for the nine months was $444 million, a 9% decrease from net income of $487 million for the same period last year. The events mentioned above reduced net income by approximately $12 million for the third quarter and by $17 million for the year-to-date period.

•

Diluted earnings per share, which reflect the benefits of our stock repurchase program, were $.36 per share for the third quarter, a 10% decrease from $.40 per share last year. Diluted earnings per share were $.91 for the nine months ended October 30, 2005, as compared to $.95 per share for the same period last year. The events referenced above reduced third quarter and year-to-date earnings by approximately $.02 per share and $.03 per share, respectively.

•

During the third quarter of this year, we repurchased 5.8 million shares of our common stock at a cost of $125.0 million and, for the year-to-date period, we repurchased 22.2 million shares at a cost of $514.7 million.

•

Consolidated average per store inventories, including inventory on hand at our distribution centers, as of October 29, 2005 were 6% below those at the same time last year. At Marmaxx, average per store inventories were up 1% at the end of the third quarter compared with the same time last year. Average per store inventories at all of our other divisions were well below last year’s levels.

The following is a summary of the operating results of TJX at the consolidated level.  This discussion is followed by an overview of operating results by segment.  All references to earnings per share are diluted earnings per share unless otherwise indicated.

Third quarter events: The results for the third quarter and year-to-date periods ended October 29, 2005 include the following events which affect comparisons to the prior year’s results:

Reduction (increase) to
Pre-tax income
Executive resignation agreements	$8.9 million
E-commerce exit costs and operating losses (1)	9.8 million
Hurricane-related costs and estimated impact of lost sales	9.8 million
Gain from VISA/MasterCard antitrust litigation settlement	(9.2) million

Total reduction to third quarter pre-tax income	$19.3 million

(1) The nine months ended October 29, 2005 included an additional $8.7 million of e-commerce operating losses.

TJX’s CEO resigned in September 2005. The costs associated with executive resignation agreements relates primarily to his resignation and are included in selling, general and administrative expenses on the income statement and in general corporate expenses on the segment table.

As a result of disappointing results from its e-commerce operations, TJX decided to exit the e-commerce business and closed its T.J. Maxx and HomeGoods online stores in October 2005. The cost to exit the e-commerce business amounted to $5.9 million and is included in selling, general and administrative expenses on the income statement and in general corporate expenses on the segment table.  The exit costs are primarily due to a) the write off of $3.4 million of capitalized costs related to the web sites, b) approximately $1.6 million of contractual obligations and c) $0.9 million of severance costs and other costs to close the fulfillment center.  The third quarter operating losses of the e-commerce business amounted to $3.9 million with $2.8 million incurred at Marmaxx and $1.1 million incurred at HomeGoods.  For the nine months ended operating losses of the e-commerce business amounted to $12.6 million with $8.8 million incurred at Marmaxx and $3.8 million incurred at HomeGoods.

Third quarter losses related to Hurricanes Katrina, Rita and Wilma include approximately $4 million of uninsured losses and assistance provided to associates, which is included in selling, general and administrative expenses on the income statement.  The balance of this item is an estimate of the impact on earnings from lost sales from the temporary closure of approximately 130 stores for portions of the quarter.  TJX’s insurance coverage includes provisions for recovery of losses due to business interruption and any insurance recoveries will be recorded when realization is assured. Substantially all of the income statement impact of the hurricanes is reflected in Marmaxx, with an immaterial amount impacting HomeGoods.

The estimated gain of $9.2 million from the VISA/MasterCard antitrust litigation settlement is a reduction to selling, general and administrative expenses and favorably impacted third quarter segment profit of Marmaxx by $8.7 million, HomeGoods by $.4 million and A.J. Wright by $.1 million.

The aggregate impact of these events on consolidated expense ratios and on segment profit margin are disclosed in the appropriate sections that follow. Taken together these items reduced third quarter net income by $11.6 million, or $.02 per share and year-to-date net income by $16.8 million, or $.03 per share.

In addition, during the third quarter TJX announced the following changes designed to improve same store sales results:

•	Improve the execution of off-price buying strategies and change the focus of its advertising program.
•	Reduce the rate of new store growth next year for HomeGoods, A.J Wright and Bob’s Stores.
•	Change the merchandising focus and promotional programs at Bob’s Stores.

In addition, TJX disclosed that it had revised its approach to long-term compensation by substantially decreasing the number of stock options issued each year and increasing the long-term cash incentive award opportunities.  These changes are designed to reduce stock option dilution and help control the long-term portion of compensation costs going forward.

Net sales: Consolidated net sales for the quarter ended October 29, 2005 were $4,041.9 million, up 6% from $3,817.4 million in last year’s third quarter.  Consolidated net sales for last year’s third quarter ended October 30, 2004 increased 13% over the comparable prior-year period.  The 6% increase in consolidated net sales for the third quarter ended October 29, 2005 was entirely due to new stores.  The increase in consolidated net sales for last year’s third quarter included 7% from new stores, 4% from same store sales and 2% from the acquisition of Bob’s Stores.  Same store sales increases for the quarters ended October 29, 2005 and October 30, 2004 benefited by approximately 1/2 percentage point and 1 percentage point, respectively, from foreign currency exchange rates.

Consolidated net sales for the nine months ended October 29, 2005 were $11,341.6 million, up 7% from $10,584.4 million in last year’s comparable period.  Last year, for the nine months ended October 30, 2004, consolidated net sales increased 15% over the comparable prior-year period.  The 7% increase in net sales for the nine months ended October 29, 2005 includes 6% from new stores and 1% from same store sales.  The increase in net sales for the nine months ended October 30, 2004 includes 8% from new stores, 5% from same store sales and 2% from the acquisition of Bob’s Stores.  Same store sales increases for the nine months ended October 29, 2005 and October 30, 2004 benefited by approximately 1/2 percentage point and 1 ½ percentage points, respectively, from foreign currency exchange rates.

Net sales for the quarter and nine months ended October 29, 2005 were negatively impacted by unseasonable weather throughout much of the United States, Canada and the U.K. during a portion of each fiscal quarter. Sales results for the periods ended October 29, 2005 were impacted by an approximate 6% same store sales decline in women’s sportswear, a category that represents about 20% of our merchandise mix.  As for other categories, net sales for the periods ended October 29, 2005, reflect an improving trend in men’s apparel and continued strong demand for footwear, jewelry and accessories, partially offset by weak demand for home fashions. In the United States, where TJX generates more than 80% of its sales, same store sales were very strong in warm weather regions, despite the negative impact of the third-quarter hurricanes, while the Midwest and Northeast trailed the Company average.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that have started their third fiscal year of operation.  We classify a store as a new store until it meets the same store criteria.  We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed permanently or for an extended period of time.  We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned.  Relocated stores and stores that are increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the same store percentage is immaterial.  Consolidated and divisional same store sales are calculated in U.S. dollars.  We also show divisional same store sales in local currency for our foreign divisions, because this removes the effect of changes in currency exchange rates, and we believe it is a more appropriate measure of their operating performance.

The following table sets forth operating results expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	75.8	74.8	76.2	75.6
Selling, general and administrative expenses	17.0	16.4	17.2	16.7
Interest expense, net	.3	.2	.2	.2
Income before provision for income taxes	6.9%	8.6%	6.4%	7.5%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, increased by 1.0% for the quarter ended October 29, 2005 as compared to last year. Virtually all of the increase in this expense ratio for the quarter is due to the de-levering impact of the flat same store sales results on occupancy and distribution expense ratios which increased a combined 1.1%.  The events referenced above negatively impacted the third quarter cost of sales expense ratio by approximately ..1%.  Despite the soft same store sales performance, our consolidated merchandise margin for the third quarter improved slightly over the prior year’s third quarter.

Year-to-date cost of sales, including buying and occupancy costs, as a percentage of net sales, increased by .6% as compared to the same period last year.  Improved merchandise margins this year reduced our consolidated cost of sales ratio by approximately .4%, but were more than offset by an increase in occupancy costs and distribution costs as a percentage of sales.   Occupancy and distribution costs as a percentage of net sales increased by .8% due to the negative impact on these ratios of the 1% same store sales increase, which was lower than planned.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales for the third quarter increased .6% over the third quarter last year and for the year-to-date period increased ..5% over the comparable period last year.  The events described above increased selling, general and administrative expenses as a percentage of net sales by .3% and .2% for this year’s third quarter and year-to-date periods, respectively. The increase in this ratio for both periods also reflects the negative impact on expense ratios of weak same store sales results, which were lower than planned.  The more significant line items impacted were store payroll and benefit costs which increased .2% as a percentage of net sales in both the third quarter and year-to-date periods, as compared to last year.

Interest expense, net: Interest expense, net of interest income, for the third quarter and nine months ended October 29, 2005 increased over the comparable prior year periods.  Both periods reflect higher interest costs due to an increase in short term borrowings. This increase in net interest expense was partially offset by reduced interest costs due to the repayment of $100 million of 7% unsecured notes in June 2005.

Income taxes: Our effective income tax rate was 38.7% for the quarter ended October 29, 2005 as compared to 38.6% for last year’s third quarter and 38.6% for the year-to-date period as compared to 38.7% for the prior year.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law.  The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%.  TJX is evaluating the Act and during the fourth quarter may repatriate up to $250 million of its accumulated income earned outside the U.S.   This repatriation is subject to additional analysis by TJX as well as the approval of its Board of Directors.  If TJX were to repatriate $250 million TJX estimates that it would recognize a one-time tax benefit up to $40 million.

Net income: Net income for this year’s third quarter was $171.2 million, or $.36 per diluted share, versus $200.9 million, or $.40 per diluted share, in last year’s third quarter.   Net income for the nine months ended October 29, 2005 was $443.6 million, or $.91 per diluted share, compared to $487.2 million, or $.95 per diluted share last year.  The events discussed above reduced net income by $11.6 million, or $.02 per share, for the third quarter ended October 29, 2005 and reduced net income by $16.8 million, or $.03 per share, for the year-to-date period. Earnings per share, in each period, also reflect the favorable impact of our share repurchase program. Diluted earnings per share for all periods also reflect the impact of EITF Issue No. 04-08, which requires the inclusion of shares associated with contingently convertible debt in the calculation of diluted earnings per share even if the related contingencies have not been met. This accounting change was implemented in the fourth quarter of the fiscal year ended January 29, 2005 and was applied retroactively.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Marmaxx

Net sales	$2,727.8	$2,671.9	$7,828.7	$7,535.3
Segment profit	$251.1	$284.3	$730.3	$758.8
Segment profit as percentage of net sales	9.2%	10.6%	9.3%	10.1%
Percent increase in same store sales	0%	2%	2%	3%
Stores in operation at end of period			1,513	1,462
Selling square footage at end of period (in thousands)			36,857	35,368

Marmaxx posted flat same store sales results for the third quarter ended October 29, 2005, and a 2% increase for the nine months ended October 29, 2005.  Same store sales growth in this year’s third quarter was negatively impacted by periods of unseasonable weather and the hurricanes that hampered business in the Gulf Coast region and Florida.  Same store sales in regions of the country where seasonable weather was not an issue, such as Florida (before the hurricane), the Southwest and the West Coast, performed well above the chain average, while sales in the Midwest and Northeast, where we have heavy concentrations of stores, were below the chain average.  Same store sales were adversely impacted by a 6% decline in women’s sportswear in the third quarter and 1% decline in the year-to-date period, as well as a 3% decline in home fashions in both the current quarter and year-to-date periods. Sales of jewelry/accessories and footwear continue to be strong, with same store sales increasing 8% in the quarter and 10% in the year-to-date period.  We continue to see an overall sales lift in stores with the expanded jewelry/accessories and footwear departments. Marmaxx ended October 2005 with 572 T.J. Maxx stores with expanded jewelry and accessories departments (compared to 292 stores as of October 2004) and 139 Marshalls stores with expanded footwear departments as of October 2005 (compared to 60 stores as of October 2004).

Segment profit for the third quarter decreased 12% to $251.1 million.  Segment profit as a percentage of net sales (segment margin) for the quarter ended October 29, 2005 was 9.2%, a decline of 1.4% from last year’s third quarter. The decline in segment profit margin was primarily due to expense ratios, which increased due to the flat same store sales. The most significant items were occupancy and distribution costs (up .7% as a percent of sales) and store payroll and benefit costs (up .2% as a percent of sales).  Merchandise margins for the current quarter were comparable to last year’s third quarter. The events described earlier reduced the third quarter segment profit of Marmaxx by $3.8 million and the third quarter segment margin by .1%.

Segment profit for the nine months ended October 29, 2005 was $730.3 million, down from the prior year, and segment profit margin declined .8% to 9.3%.  These results were impacted by essentially the same factors that impacted the third quarter.  The de-levering impact of the low same store sales increase impacted operating expense ratios, primarily occupancy costs which increased .3% as a percentage of net sales and store payroll and benefit costs which increased .2% as a percentage of net sales.  Increases in expense ratios were partially offset by merchandise margins, which improved slightly over the prior year.  The events described earlier reduced the year-to-date segment profit of Marmaxx by $9.8 million and the year-to-date segment margin by .1%.

As of October 29, 2005, average per store inventories, including distribution centers increased 1% over the prior year.  Including merchandise on order, Marmaxx’s total inventory commitment on a per store basis as of October 29, 2005 was down from the prior year.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Winners and HomeSense

Net sales	$398.1	$351.3	$1,028.0	$913.5
Segment profit	$52.2	$39.0	$85.1	$84.5
Segment profit as percentage of net sales	13.1%	11.1%	8.3%	9.2%
Percent increase (decrease) in same store sales:
U.S. currency	4%	10%	3%	13%
Local currency	(4)%	4%	(5)%	7%
Stores in operation at end of period:
Winners			172	167
HomeSense			57	39
Total Winners and HomeSense			229	206
Selling square footage at end of period (in thousands):
Winners			3,964	3,779
HomeSense			1,078	728
Total Winners and HomeSense			5,042	4,507

Winners’ net sales for the third quarter and year-to-date periods ended October 29, 2005 increased 13% over the prior year.  Currency exchange rates accounted for approximately two thirds of the sales increase in the quarter and the year-to-date periods.   Same store sales (in local currency) for Winners and HomeSense decreased by 4% during this year’s third quarter, compared to a 4% increase in last year’s third quarter.  For the nine months ended October 29, 2005, same store sales (in local currency) decreased 5% compared to a 7% increase for the nine months ended October 30, 2004.  Same store sales for both periods were adversely impacted by lower clearance sales volume, as Winners’ per-store inventories were significantly below the prior year due to improved inventory management. Same store sales for both periods were also negatively impacted by an overall decline in the average selling price per unit (“average ticket”), and declines in its women’s sportswear and home fashion categories. Improved inventory management at Winners resulted in a substantial increase in its merchandise margin, up 3.0% as a percent of sales in the third quarter over the prior year, primarily due to lower markdowns. Segment profit grew 34% during the third quarter, primarily due to the improved merchandise margins.  Currency exchange rates represented approximately one-third of this increase.

Segment margin increased by 2.0% to 13.1% for the third quarter ended October 29, 2005.  The increase in segment profit margin reflects the 3.0% increase in merchandise margin, partially offset by the effect on expense ratios of the 4% same store sales decline.  Expense ratios increased across most categories, with the most notable increases occurring in occupancy and distribution costs (1.8%).

Segment profit for the nine months ended October 29, 2005, was essentially flat compared to the prior year and segment profit margin declined .9% to 8.3%.  An increase in merchandise margin of 1.8% was more than offset by the de-levering impact on expense ratios of the 5% decrease in same store sales and the incremental costs this year associated with three store closings.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
T.K. Maxx

Net sales	$385.1	$335.8	$1,030.3	$874.5
Segment profit	$22.7	$29.8	$32.8	$41.3
Segment profit as percentage of net sales	5.9%	8.9%	3.2%	4.7%
Percent increase in same store sales:
U.S. currency	(5)%	15%	(1)%	16%
Local currency	(4)%	4%	(1)%	3%
Stores in operation at end of period			197	160
Selling square footage at end of period (in thousands)			4,211	3,226

T.K. Maxx’s same store sales (in local currency) decreased 4% for the current quarter and decreased 1% for the nine month period compared to an increase of 4% for last year’s third quarter and a 3% increase for last year’s nine month period.  T.K. Maxx’s sales for the quarter and year-to-date periods were again negatively impacted by a weak United Kingdom economy and retail environment, as well as unseasonably warm weather.  T.K. Maxx’s same store sales were also impacted by its women’s sportswear and children’s categories, which were below the chain average. T.K. Maxx’s segment margin for both the quarter and year-to-date periods declined from prior year levels.  Segment margin for the year-to-date period reflects improvement in merchandise margin, due to fewer markdowns. Segment margin for both periods improved due to the levering of distribution and administrative costs despite the decline in same store sales.  These improvements in segment margin were more than offset by the de-levering impact on other expense ratios of the same store sales decline, primarily occupancy costs.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
HomeGoods

Net sales	$292.3	$248.7	$810.1	$697.2
Segment profit	$8.1	$11.8	$5.0	$16.3
Segment profit as percentage of net sales	2.8%	4.7%	0.6%	2.3%
Percent increase in same store sales	1%	(1)%	0%	1%
Stores in operation at end of period			244	206
Selling square footage at end of period (in thousands)			4,741	3,978

HomeGoods same store sales increased 1% for the quarter ended October 29, 2005, compared to a 1% decrease for the quarter ended October 30, 2004.  On a year-to-date basis, same store sales were flat compared to a 1% increase for the nine months ended October 29, 2004.  We continue to rebalance the merchandise mix at HomeGoods which has resulted in a lower average ticket at this division.   While customer transactions and unit sales have increased, these increases have been partially offset by the impact of the decline in the average ticket, resulting in a 1% same store sales increase for the quarter and flat same store sales for the year-to-date period.  Segment profit for the periods ended October 29, 2005 has been reduced by $0.8 million in the quarter and $3.5 million year-to-date, due to events described earlier, primarily e-commerce operating losses.  Merchandise margin declined in the third quarter, primarily due to higher freight costs; however, on a year-to-date basis, merchandise margin improved slightly with lower markdowns and improved mark-on offsetting the impact of higher freight costs. Segment margins were negatively impacted by the de-levering impact of weak same store sales results for both the third quarter and nine months ended October 29, 2005, with the most significant increases, as a percentage of sales, occurring in occupancy costs, advertising and store payroll and benefits. Segment profit and margin were also negatively impacted for the year-to-date period by approximately $2 million of costs related to the planned closing of our Mansfield, MA distribution center as we moved operations to Bloomfield, CT.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
A.J. Wright

Net sales	$158.6	$128.7	$445.2	$357.8
Segment profit (loss)	$(2.5)	$(5.8)	$(7.0)	$(12.0)
Segment profit (loss) as percentage of net sales	(1.6)%	(4.5)%	(1.6)%	(3.3)%
Percent increase in same store sales	2%	3%	1%	5%
Stores in operation at end of period			152	121
Selling square footage at end of period (in thousands)			3,055	2,418

A.J. Wright’s same store sales for the quarter ended October 29, 2005 increased 2% compared to a 3% increase in the prior year’s third quarter.  For the nine months ended October 29, 2005, same store sales increased 1% compared to a 5% increase in the prior year.  Segment losses have been reduced from prior year levels primarily due to improved merchandise margins (primarily lower markdowns).  Effective expense management also contributed to A.J. Wright’s segment results.  Despite low single digit same store sales increases, A.J. Wright reduced its third quarter expenses as a percent of sales, primarily in store payroll and benefits.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Bob’s Stores

Net sales	$80.1	$80.9	$199.4	$206.0
Segment profit (loss)	$(6.7)	$(2.4)	$(22.0)	$(9.4)
Segment profit (loss) as percentage of net sales	(8.4)%	(3.0)%	(11.0)%	(4.5)%
Stores in operation at end of period			36	33
Selling square footage at end of period (in thousands)			1,307	1,196

Net sales for Bob’s Stores for the third quarter and nine months ended October 29, 2005 were less than the comparable prior year periods, primarily due to a reduction in the number of promotional advertising circulars.  In addition, Bob’s Stores has incurred incremental store costs and administrative costs this year in support of changes to this division’s merchandise mix and presentation.  This sales decline and the incremental costs resulted in an increased segment loss for the quarter and nine months ended October 29, 2005 compared to the prior year.  In addition, the segment loss for the third quarter reflects a reduction in merchandise margin as a result of increased markdowns and includes severance costs of $0.8 million in connection with a reduction in the work force at Bob’s Stores.

General Corporate Expense

General corporate expense for segment reporting purposes are those costs not specifically related to the operations of our business segments, and is included in selling, general and administrative expenses.  The increase in general corporate expense for the third quarter and nine months ended October 29, 2005 is due to the costs of the executive resignation agreements ($8.9 million) and the cost of exiting the e-commerce business ($5.9 million).

Financial Condition

Operating activities for the nine months ended October 29, 2005 provided cash of $506.6 million, which is $188.0 million less than cash provided from operations last year of $694.6 million.  The net change in inventory and accounts payable from year-end levels had an unfavorable impact on cash from operations of $148.1 million for the nine months ended October 29, 2005 as compared to the prior year, primarily due to a decrease in the ratio of accounts payable to inventory. In addition, an increase in prepaid and other current assets (primarily due to an increase in prepaid rent and supply inventory) reduced operating cash flows for the nine months ended October 29, 2005 as compared to last year by approximately $64 million.  Cash flows from operating activities for the current nine month period, as compared to the prior year also decreased by $59 million due to a reduction in the deferred income tax provision, as last year’s cash flow benefited from accelerated depreciation on certain assets allowed for

U.S. income tax purposes. These reductions to operating cash flows were offset by an increase in accrued expenses and other liabilities, which had a favorable effect on cash flows of $97 million in the current year-to-date period as compared to last year.  The increase in accrued expenses and other current liabilities for the nine months ended October 29, 2005 includes the impact of classifying as a current liability $203 million of checks outstanding in excess of the book balance in certain cash accounts.  Last year, $95 million of checks outstanding were classified as a current liability.  These are zero-balance cash accounts maintained with certain financial institutions which we fund as checks clear and for which no other right of offset exists.

Investing activities relate primarily to property additions for new stores, store improvements and renovations and expansion of our distribution network, which totaled $401.5 million this year as compared to $286.4 million last year.  The nine months ended October 29, 2005 reflects increased capital expenditures, as compared to the prior year period primarily due to an additional 25 new store openings in the current year as well as increased spending at Marmaxx in connection with store renovations and improvements.

Financing activities for the nine months ended October 29, 2005, include cash expenditures of $517.3 million for the repurchase of our common stock as compared to $490.9 million last year.  Since the inception of the $1 billion stock repurchase program initiated in May 2004, through October 29, 2005, we have repurchased 39.9 million shares at a total cost of $921.3 million.  During the quarter ended October 29, 2005, we repurchased and retired 5.8 million shares at a cost $125.0 million.  In October 2005, TJX announced that its Board of Directors approved a new multi-year program for the repurchase of an additional $1 billion of TJX common stock.

At October 29, 2005, we had $449.7 million of commercial paper outstanding as compared to no short-term borrowings a year ago.  These short-term borrowings were required to fund a higher net inventory position as of October 29, 2005, the repayment of $100 million of our 7% unsecured notes and incremental property additions and stock repurchases.

In May 2005, we entered into a $500 million four-year revolving credit facility and a $500 million five-year revolving credit facility.  These arrangements replaced our $370 million five-year revolving credit facility entered into in March 2002 and our $330 million 364-day revolving credit facility, which had been extended through July 15, 2005.  The new agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings.  These arrangements serve as back up to our commercial paper program.  At October 29, 2005, we had $449.7 million of commercial paper outstanding.  Combined availability under our revolving credit facilities at October 29, 2005 was $550.3 million.  Combined availability under our prior revolving credit facilities at October 30, 2004 was $700 million.  We believe our internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.

Forward Looking Information

Various statements made in this report are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future, including projections of earnings per share and same store sales, are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements:

•

Our ability to continue our successful expansion of our operations including expansion of our store base across all chains at the projected rate, and our ability to continue to increase both total sales and same store sales and to manage rapid growth.

•	Risks of expansion of existing businesses in new markets and of new businesses and of entry into traditional retail businesses.
•

Our ability to implement our opportunistic off-price inventory strategies successfully including availability, selection and acquisition of appropriate merchandise in appropriate amounts on favorable terms and at the appropriate times.

•	Our ability to manage our inventories effectively including timely distribution to stores and maintenance of appropriate mix and levels of inventory and effective management of pricing and mark-downs.
•	Consumer confidence, demand, spending habits and buying preferences.
•	Fashion trends.
•	Effects of unseasonable weather on consumer demand.
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

•	Success of our acquisition and divestiture activities.
•	Our ability to successfully implement new technologies, systems and adequate disaster recovery systems and protect data.
•	Our ability to continue to generate cash flows to support capital expansion, general operating activities, debt repayment and stock repurchase programs.
•	Availability and cost of financing.
•

General economic conditions in countries and regions where we operate that affect consumer demand including consumer credit availability, consumer debt levels and delinquencies and default rates, financial market performance, inflation, commodity prices and unemployment.

•	Potential disruptions due to wars, other military actions, terrorist incidents, civil unrest, epidemics, natural disasters and other events beyond our control.
•	Changes in currency and exchange rates in countries where we operate or where we buy merchandise.
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

Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates.  Changes in interest rates affect interest earned and paid by TJX.  We periodically enter into financial instruments to manage our cost of borrowing, however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year.  As of January 29, 2005, the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4                                        Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 29, 2005 pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in internal controls over financial reporting during the fiscal quarter ended October 29, 2005 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                         Other Information

Item 2                                        Unregistered Sales of Equity Securities and Use of Proceeds

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2006 and the average price per share paid is as follows:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
			as Part of	May Yet be
	Number of Shares	Average Price	Publicly Announced	Purchased Under
	Repurchased	Paid Per Share	Plan or Program	Plans or Programs
July 31, 2005 through August 27, 2005	3,310,300	$22.11	3,310,300	$130,500,977

August 28, 2005 through October 1, 2005	1,606,000	$20.81	1,606,000	$97,080,800

October 2, 2005 through October 29, 2005	880,000	$20.89	880,000	$78,693,440

Total:	5,796,300		5,796,300

As of October 29, 2005, we had repurchased 39.9 million shares at a cost of $921.3 million under our $1 billion share repurchase program announced in May 2004.  On October 11, 2005, we announced a new $1 billion share repurchase program.

Item 6                                        Exhibits

10.1	Letter Agreement dated September 13, 2005 by and between The TJX Companies, Inc. and Edmond J. English is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 16, 2005.

10.2	Employment Agreement dated as of October 17, 2005 between Carol Meyrowitz and The TJX Companies, Inc. is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 12, 2005.

10.3	Separation Agreement dated October 14, 2005 between The TJX Companies, Inc. and Peter Maich is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 19, 2005.

10.4	Letter Agreement dated November 14, 2005 between The TJX Companies, Inc. and Bernard Cammarata is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 17, 2005.

10.5	Form of Performance-Based Deferred Stock Award is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 17, 2005.

10.6	Letter Agreement dated September 7, 2005 between The TJX Companies, Inc. and Arnold Barron is filed herewith.

10.7	Letter Agreement dated September 7, 2005 between The TJX Companies, Inc. and Donald G. Campbell is filed herewith.

10.8	Letter Agreement dated September 7, 2005 between The TJX Companies, Inc. and Alexander Smith is filed herewith.

10.9	Letter Agreement dated October 17, 2005 between The TJX Companies, Inc. and Arnold Barron is filed herewith.

10.10	Letter Agreement dated October 17, 2005 between The TJX Companies, Inc. and Alexander Smith is filed herewith.

10.11	Amendment to Long Range Performance Incentive Plan adopted on September 7, 2005 is filed herewith.

31.1	Certification Statement of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification Statement of Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: December 2, 2005

/s/ Jeffrey G. Naylor
Jeffrey G. Naylor, Senior Executive Vice President -
Finance, on behalf of The TJX Companies, Inc. and as
Principal Financial and Accounting Officer of
The TJX Companies, Inc.