Form 10-K
period 2006-01-28
TJX COMPANIES INC /DE/
filed 2006-03-29
CIK 109198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2006	Commission file number 1-4908
THE TJX COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2207613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

770 Cochituate Road Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 390-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $1.00	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE
       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X]       NO [ ]
       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ]       NO [X]
       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]       NO [ ]
       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]
       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [X]       Accelerated Filer [ ]       Non-Accelerated Filer [ ]
       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ]       NO [X]
       The aggregate market value of the voting common stock held by non-affiliates of the Registrant on July 31, 2005 was $10,905,049,435.
       There were 460,967,060 shares of the Registrant’s common stock, $1.00 par value, outstanding as of January 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2006 (Part III).

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
       Our off-price mission is to deliver an exciting, fresh and rapidly changing assortment of brand-name merchandise at excellent values to our customers. We define value as the combination of quality, brand, fashion and price. With over 400 buyers and over 10,000 vendors worldwide and over 2,300 stores, we believe we are well positioned to continue accomplishing this goal. Our key strengths include:

—	expertise in off-price buying
—	substantial buying power
—	synergistic businesses with flexible business models
—	solid relationships with many manufacturers and other merchandise suppliers
—	deep organization with decades of experience in off-price retailing
—	inventory management systems and distribution networks specific to our off-price business model
—	financial strength and excellent credit rating
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
       We operate with a low cost structure relative to many other retailers. While we seek to provide a pleasant, easy shopping environment with emphasis on customer convenience, we do not spend large amounts on store fixtures. Our selling floor space is flexible and largely free of permanent fixtures, so we can easily expand and contract departments in response to customer demand and available merchandise. Also, our large retail presence, strong financial position and expertise in the real estate market allow us to obtain very favorable lease terms. In our off-price concepts, our advertising budget as a percentage of sales is low compared to traditional department and specialty stores, with our advertising focused mainly on awareness of shopping at our stores, and some promoting of particular merchandise. Our high sales-per-square-foot productivity and rapid inventory turnover also provide expense efficiencies.
       With all of our off-price chains operating with the same off-price strategies and systems, we are able to capitalize upon expertise and best practices across our chains, develop associates by transferring them from one chain to another, and grow our various businesses more efficiently and effectively.
       During the fiscal year ended January 28, 2006, we derived 80.2% of our sales from the United States (29.2% from the Northeast, 14.2% from the Midwest, 23.1% from the South, 0.7% from the Central Plains, and 13.0% from the West), 9.1% from Canada, 9.5% from Europe (specifically, in the United Kingdom and Ireland) and 1.2% from Puerto Rico. By merchandise category, we derived approximately 65% of our sales from apparel (including footwear), 24% from home fashions and 11% from jewelry and accessories.
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
       Unless otherwise indicated, all store information is as of January 28, 2006 and references to store square footage are to gross square feet. Fiscal 2004 means the fiscal year ended January 31, 2004, fiscal 2005 means the fiscal year ended January 29, 2005, fiscal 2006 means the fiscal year ended January 28, 2006, and fiscal 2007 means the fiscal year ending January 27, 2007. Our business is subject to seasonal influences, which causes us generally to realize higher levels of sales and income in the second half of the year. This is common in the apparel retail business. In fiscal 2006, we closed our T.J. Maxx and HomeGoods e-commerce website.
T.J. Maxx and Marshalls
       T.J. Maxx is the largest off-price retail chain in the United States, with 799 stores in 48 states. Marshalls is the second-largest off-price retailer in the United States, with 701 stores in 42 states, as well as 14 stores in Puerto Rico. We maintain the separate identities of the T.J. Maxx and Marshalls stores through product assortment and merchandising, marketing and store appearance. This encourages our customers to shop at both chains.
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

       T.J. Maxx and Marshalls sell quality, brand name merchandise at prices generally 20%-60% below department and specialty store regular prices. Both chains offer family apparel, accessories, giftware, and home fashions. Within these broad categories, T.J. Maxx offers a shoe assortment for women and fine jewelry, while Marshalls offers a full-line footwear department and a larger men’s department. In fiscal 2006, T.J. Maxx continued to roll out expanded jewelry and accessories departments and Marshalls continued to add expanded footwear departments. We believe these expanded offerings further differentiate the shopping experience at T.J. Maxx and Marshalls, driving traffic to both chains and we expect to continue rolling out these expanded departments.
       T.J. Maxx and Marshalls stores are generally located in suburban community shopping centers. T.J. Maxx stores average approximately 30,000 square feet. Marshalls stores average approximately 32,000 square feet. We currently expect to add a net of 50 stores in fiscal 2007. Ultimately, we believe that T.J. Maxx and Marshalls together can operate approximately 1,800 stores in the United States and Puerto Rico.
HomeGoods
       HomeGoods is our off-price retail chain that sells exclusively home fashions with a broad array of giftware, accent furniture, lamps, rugs, accessories and seasonal merchandise for the home. Many of the HomeGoods stores are stand-alone stores; however, we also combine HomeGoods stores with a T.J. Maxx or Marshalls store in a superstore format. We count the superstores as both a T.J. Maxx or Marshalls store and a HomeGoods store. In fiscal 2006, we continued to open a superstore format, in which a HomeGoods store is located beside a T.J. Maxx or Marshalls store, with interior passageways providing access between the stores. This configuration is dual-branded with both the T.J. Maxx or Marshalls logo and the HomeGoods logo.
       Stand-alone HomeGoods stores average approximately 27,000 square feet. In superstores, which average approximately 50,000 square feet, we dedicate an average of 22,000 square feet to HomeGoods. The 251 stores open at year-end include 140 stand-alone stores and 111 superstores. In fiscal 2007, we plan to net 10 additional stores, including 4 superstores. We believe that the U.S. market could potentially support approximately 650 HomeGoods stores in the long term.
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
       We currently operate a total of 174 Winners stores, which average approximately 30,000 square feet and 58 HomeSense stores, which average approximately 24,000 square feet. We expect to add a net of 11 Winners stores and 10 HomeSense stores in fiscal 2007, in both the stand-alone and superstore format. Ultimately, we believe the Canadian market can support approximately 200 Winners stores and approximately 80 HomeSense stores.
T.K. Maxx
       T.K. Maxx, operating in the United Kingdom and Ireland, is the only major off-price retailer in any European country. T.K. Maxx utilizes the same off-price strategies employed by T.J. Maxx, Marshalls and Winners, and offers the same type of merchandise. At the end of fiscal 2006, we operated 197 T.K. Maxx stores which averaged approximately 30,000 square feet. We expect to add a total of 15 stores in the United Kingdom and Ireland in fiscal 2007 and believe that the U.K. and Ireland can support approximately 300 stores in the long term.
A.J. Wright
       A.J. Wright, launched in fiscal 1999, brings our off-price concept to a different demographic customer, the moderate income shopper. A.J. Wright stores offer brand-name family apparel, accessories, footwear, domestics, giftware, including toys and games, and special, opportunistic purchases. A.J. Wright stores average approximately 26,000 square feet. We operated 152 A.J. Wright stores in the United States at fiscal year end. In fiscal 2007, we expect to net 8 A.J.Wright stores, primarily in existing markets to lever advertising and distribution costs. In the long term, we believe that the U.S. could potentially support approximately 1,000 A.J. Wright stores.
Bob’s Stores
       Bob’s Stores, acquired in late 2003, offers casual, family apparel and footwear, including workwear, activewear, and licensed team apparel. Bob’s Stores’ customer demographics span the moderate to upper-middle income bracket. Bob’s Stores average approximately 46,000 square feet and, at the end of fiscal 2006, there were 35 Bob’s stores in operation. We expect to open one Bob’s Store in fiscal 2007.

       We operated stores in the following locations as of January 28, 2006:

	T.J. Maxx	Marshalls	HomeGoods*	A.J. Wright	Bob’s Stores

Alabama	15	6	1	-	-
Arizona	8	11	3	-	-
Arkansas	7	-	1	-	-
California	64	93	25	11	-
Colorado	10	6	-	-	-
Connecticut	25	23	10	6	12
Delaware	3	3	1	-	-
District of Columbia	1	-	-	-	-
Florida	53	57	21	1	-
Georgia	29	27	8	-	-
Idaho	5	1	1	-	-
Illinois	36	40	13	14	-
Indiana	15	11	1	8	-
Iowa	6	2	-	-	-
Kansas	6	3	-	-	-
Kentucky	10	4	3	3	-
Louisiana	7	9	-	-	-
Maine	6	3	3	1	-
Maryland	11	20	6	5	-
Massachusetts	49	46	22	18	12
Michigan	32	20	8	11	-
Minnesota	13	11	8	-	-
Mississippi	5	2	-	-	-
Missouri	13	12	6	-	-
Montana	3	-	-	-	-
Nebraska	3	1	-	-	-
Nevada	5	6	3	-	-
New Hampshire	14	9	5	1	3
New Jersey	30	39	21	6	4
New Mexico	3	2	-	-	-
New York	47	50	18	18	3
North Carolina	25	16	8	2	-
North Dakota	3	-	-	-	-
Ohio	38	16	9	15	-
Oklahoma	4	1	-	-	-
Oregon	6	4	-	-	-
Pennsylvania	40	28	8	10	-
Puerto Rico	-	14	7	-	-
Rhode Island	5	6	4	4	1
South Carolina	16	9	4	2	-
South Dakota	1	-	-	-	-
Tennessee	22	13	5	5	-
Texas	32	51	4	-	-
Utah	9	-	2	-	-
Vermont	4	1	1	-	-
Virginia	29	22	5	8	-
Washington	13	8	-	-	-
West Virginia	3	2	1	-	-
Wisconsin	14	7	5	3	-
Wyoming	1	-	-	-	-

Total Stores	799	715	251	152	35

*	The HomeGoods store locations include the HomeGoods portion of a superstore.
       Winners operated 174 stores in Canada (including the Winners portion of a superstore): 22 in Alberta, 22 in British Columbia, 5 in Manitoba, 3 in New Brunswick, 2 in Newfoundland, 5 in Nova Scotia, 80 in Ontario, 1 on Prince Edward Island, 31 in Quebec and 3 in Saskatchewan.
       HomeSense operated 58 stores in Canada (including the HomeSense portion of a superstore): 7 in Alberta, 9 in British Columbia, 2 in Manitoba, 2 in New Brunswick, 2 in Nova Scotia, 29 in Ontario and 7 in Quebec.
       T.K. Maxx operated 190 stores in the United Kingdom and 7 stores in the Republic of Ireland.

Employees
       At January 28, 2006, we had approximately 119,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees during the peak back-to-school and holiday seasons.
Competition
       The retail apparel and home fashion business is highly competitive. We compete on the basis of fashion, quality, price, merchandise selection and freshness, brand name recognition and, to a lesser degree, store location. We compete with local, regional, national and international department, specialty, off-price, discount and outlet stores as well as other retailers that sell in stores, through catalogues and media and over the internet. We purchase most of our inventory opportunistically and compete for that merchandise with other national and regional off-price apparel and outlet stores. We also compete with other retailers for store locations.
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
Buying and Distribution
       We operate a centralized buying organization that services both the T.J. Maxx and Marshalls chains, while each of our other chains has its own centralized buying organization. All of our chains are serviced through their own distribution networks which includes the use of third party providers at our HomeGoods division.
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
ITEM 1A.      RISK FACTORS
       The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

       Our disclosure and analysis in this 2005 Form 10-K and in our 2005 Annual Report to Shareholders contain some forward-looking statements, including some of the statements made under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2005 Annual Report to Stockholders under “Letter to Shareholders” and “Financial Graphs.” From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.
       We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.
       We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the SEC. The risks that follow, individually or in the aggregate, are those that we think could cause our actual results to differ materially from those stated or implied in forward-looking statements. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.
Our revenue growth could be adversely affected if we do not continue to expand our operations successfully.
       TJX has rapidly expanded the number of chains and stores it operates and its selling square footage. Our revenue growth is dependent upon our ability to continue to expand successfully through new store openings as well as our ability to increase same store sales. Successful store growth requires selection of store locations in appropriate geographies, availability of attractive stores or store sites in such locations and negotiation of acceptable terms. Competition for desirable sites and increases in real estate, construction and development costs could limit our growth opportunities. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Further, expansion places demands upon us to manage rapid growth, and we may not do so successfully.
We may have difficulty extending our off-price model in new product lines, chains and geographic regions.
       TJX has expanded its original off-price model into different product lines, chains, geographic areas and countries. TJX’s growth is dependent upon our ability to successfully execute our off-price retail apparel and home fashions concepts in new markets and geographic regions. If the Company is unable to successfully execute its concepts in these new markets and regions, or if consumers there are not receptive to the concepts, TJX’s financial performance could be adversely affected.
If we fail to execute our opportunistic buying and inventory management well, our business could be adversely affected.
       TJX purchases the majority of our inventory opportunistically with our buyers purchasing close to need. To drive traffic to the stores and to increase same store sales, the treasure hunt nature of the off-price buying experience requires continued replenishment of fresh high quality, attractively priced merchandise. While opportunistic buying enables our buyers to buy at the right time and price, in the quantities we need and into market trends, it places considerable discretion in our buyers, subjecting us to risks on the timing, quantity and nature of inventory flowing to the stores. We rely on our expansive distribution infrastructure to support delivering goods to our stores on time. We must effectively and timely distribute inventory to stores, maintain an appropriate mix and level of inventory and effectively manage pricing and markdowns. Failure to acquire and manage our inventory well and to operate our distribution infrastructure effectively, can adversely affect our performance and our relationship with our customers.
Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, our revenue may be adversely affected.
       We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including print, television, database marketing and direct marketing. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers and cause them to decrease purchases in our stores and increase purchases elsewhere, which might negatively impact our revenues. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause TJX to have difficulties in retaining existing customers and attracting new customers.
Unseasonable weather in the markets in which our stores operate could adversely affect our operating results.
       Customers’ willingness to shop and their demand for the merchandise in our stores is affected by adverse and unseasonable weather. Frequent or unusually heavy snow, ice or rain storms, severe cold or heat or extended periods of unseasonable temperatures in our markets could adversely affect our sales and increase markdowns.
We operate in highly competitive markets, and we may not be able to compete effectively.
       The retail business is highly competitive. TJX competes for customers, associates, locations, merchandise, services and other important aspects of its business with many other local, regional, national and international retailers. TJX also faces competition from alternative retail distribution channels such as catalogues and internet sites. Changes in the merchandising, pricing and promotional activities of those competitors and in the retail industry generally, may adversely affect our performance.
If we do not attract and retain quality sales, distribution center and other associates in large numbers as well as experienced buying and management personnel, our performance could be adversely affected.
       TJX’s performance is dependent on recruiting, developing, training and retaining quality sales, distribution center and other associates in large numbers as well as experienced buying and management personnel. Many of our associates are in entry level or part-time positions with historically high rates of turnover. TJX’s ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In the event of increasing wage rates, if we do not increase our wages competitively, our customer service could suffer because of a declining quality of our workforce, or our earnings would decrease if we increase our wage rates. In addition, certain associates in our distribution centers are members of unions and therefore subject us to the risk of labor actions. Further, our off-price model limits the market for experienced buying and management personnel and requires us to do significant internal training and development. Changes that adversely impact TJX’s ability to attract and retain quality associates and management personnel could adversely affect our performance.
If we engage in mergers or acquisitions of new businesses, or divest any of our current businesses, our business will be subject to additional risks.
       We have used mergers and acquisitions to grow our business in the past. For example, in 2003, we completed the acquisition of Bob’s Stores. Integrating new stores and concepts can be a difficult task. We may consider attractive opportunities to acquire new businesses or to divest any of our current business segment. Acquisition or divestiture activities may divert attention of our executive management team away from the existing businesses. We may do a less than optimal job of due diligence or evaluation of target companies. Failure to execute on mergers or divestitures in a satisfactory manner could have an adverse effect on our future business prospects or our financial performance in the future.

If we are unable to operate information systems and implement new technologies effectively, our business could be disrupted or our sales or profitability could be reduced.
       The efficient operation of our business is dependent on our information systems, including our ability to operate them effectively and successfully to implement new technologies, systems, controls and adequate disaster recovery systems. In addition, we must protect the confidentiality of our and our customers’ data. The failure of TJX’s information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.
We expect to continue to depend upon strong cash flows from our operations to support capital expansion, operations, debt repayment and our stock repurchase program.
       TJX’s business is dependent upon its operations generating strong cash flows to support our capital expansion requirements, our general operating activities and our stock repurchase programs and to fund debt repayment and the availability of financing sources. Our inability to continue to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms could adversely affect our financial performance or our earnings per share growth.
Consumer spending is adversely affected by general economic factors that are beyond our control, which could adversely affect our sales and operating results.
       Interest rates; recession; inflation; deflation; consumer credit availability; consumer debt levels; energy costs; tax rates and policy; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other general economic factors have significant effects on consumer confidence and spending, which in turn affect retail sales at TJX. General economic factors in the United States and in other countries where we operate are beyond our control and could adversely affect our sales and performance.
We are subject to import risks, including potential disruptions in supply, changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise, strikes and other events affecting delivery; and economic, political or other problems in countries from or through which merchandise is imported.
       Many of the products sold in our stores are sourced by our vendors and to a limited extent by us in many foreign countries. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to international trade are beyond our control and could affect the availability and the price of our inventory.
Our expanding international operations expose us to risks inherent in foreign operations.
       We have a significant presence in Canada, the United Kingdom and Ireland. We may also seek to expand into other international markets in the future. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations, which could have an adverse impact on our worldwide profitability.
Changes in laws and regulations and accounting rules and principles could negatively affect our business operations and financial performance.
       Various aspects of TJX’s operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Generally accepted accounting principles may change from time to time, as well. Additionally, TJX is frequently involved in various litigation matters that arise in the ordinary course of business. Litigation, regulatory developments and changes in accounting rules and principles could adversely affect TJX’s business operations and financial performance.

We maintain internal controls over financial reporting, but they cannot provide absolute assurance that there will not be material errors in our financial reporting.
       TJX maintains a system of internal controls over financial reporting, but there are limitations inherent in internal control systems. If we are unable to maintain adequate and effective internal control over financial reporting, TJX’s financial performance could be adversely affected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
       None

ITEM 2.	PROPERTIES
       We lease virtually all of our store locations, generally for 10 years with an option to extend the lease for one or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and for specified payments.
       The following is a summary of our primary distribution centers and administration office locations as of January 28, 2006. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied:
Distribution Centers

T.J. Maxx	Worcester, Massachusetts	(500,000 s.f. - owned)
	Evansville, Indiana	(983,000 s.f. - owned)
	Las Vegas, Nevada	(713,000 s.f. shared with Marshalls - owned)
	Charlotte, North Carolina	(600,000 s.f. - owned)
	Pittston Township, Pennsylvania	(1,017,000 s.f. - owned)
Marshalls	Decatur, Georgia	(780,000 s.f. - owned)
	Woburn, Massachusetts	(474,000 s.f. - leased)
	Bridgewater, Virginia	(672,000 s.f. - leased)
	Philadelphia, Pennsylvania	(998,000 s.f. - leased)
Winners and HomeSense	Brampton, Ontario	(506,000 s.f. - leased)
	Mississauga, Ontario	(667,000 s.f. - leased)
HomeGoods	Brownsburg, Indiana	(805,000 s.f. - owned)
	Bloomfield, Connecticut	(443,000 s.f. - owned)
T.K. Maxx	Milton Keynes, England	(108,000 s.f. - leased)
	Wakefield, England	(176,000 s.f. - leased)
	Stoke, England	(261,000 s.f. - leased)
	Walsall, England	(275,000 s.f. - leased)
A.J. Wright	Fall River, Massachusetts	(501,000 s.f. - owned)
	South Bend, Indiana	(542,000 s.f. - owned)
Bob’s Stores	Meriden, Connecticut	(200,000 s.f. - leased)

Office Space

TJX, T.J. Maxx, Marshalls, HomeGoods, A.J. Wright	Framingham and Westboro, Massachusetts	(1,324,000 s.f. - leased in several buildings)
Bob’s Stores	Meriden, Connecticut	(34,000 s.f. - leased)
Winners and HomeSense	Mississauga, Ontario	(138,000 s.f. - leased)
T.K. Maxx	Watford, England	(61,000 s.f. - leased)
       The table below indicates the approximate average store size as well as the gross square footage of stores and distribution centers, by division, as of January 28, 2006:

		Total Square Feet
		(In Thousands)

	Average		Distribution
	Store Size	Stores	Centers

T.J. Maxx	30,000	23,754	3,813
Marshalls	32,000	22,663	2,924
Winners(1)	30,000	5,155	1,173
HomeSense(2)	24,000	1,406	-
HomeGoods(3)	25,000	6,223	1,248
T.K. Maxx	30,000	5,871	820
A.J. Wright	26,000	3,910	1,043
Bob’s Stores	46,000	1,593	200

Total		70,575	11,221

(1)	Distribution centers currently service both Winners and HomeSense stores.
(2)	A HomeSense stand-alone store averages 25,000 square feet, while the HomeSense portion of a superstore format averages 23,000 square feet.
(3)	A HomeGoods stand-alone store averages 27,000 square feet, while the HomeGoods portion of a superstore format averages 22,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS
       None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       There was no matter submitted to a vote of TJX’s security holders during the fourth quarter of fiscal 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Office and Employment During Last Five Years

Arnold Barron	58	Senior Executive Vice President, Group President, TJX since March 2004. Executive Vice President, Chief Operating Officer of The Marmaxx Group from 2000 to 2004. Senior Vice President, Group Executive of TJX from 1996 to 2000. Senior Vice President, General Merchandise Manager of the T.J. Maxx Division from 1993 to 1996; Senior Vice President, Director of Stores, 1984 to 1993; various store operation positions with TJX, 1979 to 1984.
Bernard Cammarata	66	Acting Chief Executive Officer of TJX since September 2005 and Chairman of the Board since 1999. Chief Executive Officer of TJX from 1989 to 2000. President of TJX 1989 to 1999 and Chairman of the T.J. Maxx Division from 1986 to 1995 and of The Marmaxx Group from 1995 to 2000. Executive Vice President of TJX from 1986 to 1989; President, Chief Executive Officer and a Director of TJX’s former TJX subsidiary from 1987 to 1989 and President of the T.J. Maxx Division from 1976 to 1986.
Donald G. Campbell	54	Senior Executive Vice President, Chief Administrative and Business Development Officer since March 2004. Executive Vice President — Finance from 1996 to 2004 and Chief Financial Officer of TJX from 1989 to 2004. Senior Vice President — Finance, from 1989 to 1996. Senior Financial Executive of TJX, 1988 to 1989; Senior Vice President — Finance and Administration, Zayre Stores Division, 1987 to 1988; Vice President and Corporate Controller of TJX, 1985 to 1987; various financial positions with TJX, 1973 to 1985.
Carol Meyrowitz	52	President of The TJX Companies, Inc. since October 2005. Employed in an advisory role to TJX from January 2005 to October 2005. Senior Executive Vice President, TJX from March 2004 to January 2005. President of The Marmaxx Group from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Executive Vice President, Merchandising, The Marmaxx Group from 2000 to 2001 and Senior Vice President, Merchandising from 1999 to 2000. Executive Vice President, Merchandising, Chadwick’s of Boston, Ltd. from 1996 to 1999; Senior Vice President, Merchandising from 1991 to 1996 and Vice President, Merchandising from 1989 to 1991. Vice President, Division Merchandise Manager, Hit or Miss from 1987 to 1989.
Jeffrey G. Naylor	47	Senior Executive Vice President, Chief Financial Officer, TJX since March 2004. Executive Vice President, Chief Financial Officer of TJX effective February 2, 2004. Senior Vice President and Chief Financial Officer at Big Lots, Inc. from 2001 to January 2004. Senior Vice President, Chief Financial and Administrative Officer of Dade Behring, Inc. from 2000 to 2001. Vice President, Controller of The Limited, Inc., from 1998 to 2000.
Alexander W. Smith	53	Senior Executive Vice President, Group President, TJX since March 2004. Executive Vice President, Group Executive, International, of TJX from 2001 to 2004. Managing Director of T.K. Maxx from 1995 to 2001. Managing Director of Lane Crawford from 1994 to 1995. Managing Director of Owen plc from 1990 to 1993 and Merchandise Director from 1987 to 1990.
       All officers hold office until the next annual meeting of the Board in June 2006 and until their successors are elected, or appointed, and qualified.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS, ISSUER REPURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
       TJX’s common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low trading stock prices for fiscal 2006 and fiscal 2005 are as follows:

	Fiscal 2006		Fiscal 2005

Quarter	High	Low	High	Low

First	$25.96	$22.51	$26.12	$22.51
Second	$25.10	$22.30	$26.82	$21.53
Third	$23.60	$19.95	$24.05	$20.64
Fourth	$25.48	$21.17	$25.50	$23.36
       The approximate number of common shareholders at January 28, 2006 was 88,000.
       TJX declared four quarterly dividends of $.06 per share for fiscal 2006 and $.045 per share for fiscal 2005.
Information on Share Repurchases
       The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2006 and the average price paid per share is as follows:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
			as Part of Publicly	May Yet be
	Number of Shares	Average Price	Announced Plan or	Purchased Under
	Repurchased	Paid Per Share	Program	Plans or Programs

October 30, 2005 through November 26, 2005	195,600	$22.23	195,600	$1,074,345,283
November 27, 2005 through December 31, 2005	2,246,700	$22.81	2,246,700	$1,023,108,321
January 1, 2006 through January 28, 2006	1,199,800	$24.73	1,199,800	$993,431,458

Total:	3,642,100		3,642,100

       In January 2006 we completed our $1 billion share repurchase program announced in May 2004, and on October 11, 2005 we announced a new repurchase program to repurchase up to $1 billion of TJX common stock from time to time. As of January 28, 2006 we had repurchased 268,298 shares at a cost of $6.6 million under the new $1 billion share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA
Selected Financial Data (Continuing Operations)

	Fiscal Year Ended January(1)

Amounts In Thousands	2006	2005	2004	2003	2002
Except Per Share Amounts
			(53 weeks)

Income statement and per share data:
Net sales	$16,057,935	$14,913,483	$13,327,938	$11,981,207	$10,708,998
Income from continuing operations	$690,423	$609,699	$609,412	$538,662	$512,598
Weighted average common shares for diluted earnings per share calculation	491,500	509,661	531,301	554,858	574,566
Diluted earnings per share from continuing operations	$1.41	$1.21	$1.16	$.98	$.91
Cash dividends declared per share	$.24	$.18	$.14	$.12	$.09
Balance sheet data:
Cash and cash equivalents	$465,649	$307,187	$246,403	$492,330	$492,776
Working capital	888,276	701,008	761,228	730,795	857,316
Total assets	5,496,305	5,075,473	4,396,767	3,951,569	3,628,774
Capital expenditures	495,948	429,133	409,037	396,724	449,444
Long-term obligations (2)	807,150	598,540	692,321	693,764	702,379
Shareholders’ equity	1,892,654	1,746,556	1,627,053	1,462,196	1,373,729
Other financial data:
After-tax return on average shareholders’ equity	37.9%	36.2%	39.5%	38.0%	39.2%
Total debt as a percentage of total capitalization(3)	29.9%	28.6%	30.0%	32.7%	33.9%
Stores in operation at year-end:
T.J. Maxx	799	771	745	713	687
Marshalls	715	697	673	629	582
Winners	174	168	160	146	131
T.K. Maxx	197	170	147	123	101
HomeGoods	251	216	182	142	112
A.J. Wright	152	130	99	75	45
HomeSense	58	40	25	15	7
Bob’s Stores	35	32	31	-	-

Total	2,381	2,224	2,062	1,843	1,665

Selling Square Footage at year-end:
T.J. Maxx	18,781	18,033	17,385	16,646	15,993
Marshalls	18,206	17,511	16,716	15,625	14,475
Winners	4,012	3,811	3,576	3,261	2,885
T.K. Maxx	4,216	3,491	2,841	2,282	1,852
HomeGoods	4,859	4,159	3,548	2,830	2,279
A.J. Wright	3,054	2,606	1,967	1,498	916
HomeSense	1,100	747	468	282	120
Bob’s Stores	1,276	1,166	1,124	-	-

Total	55,504	51,524	47,625	42,424	38,520

(1)	Fiscal years ended January 29, 2005 and prior have been adjusted to reflect the effect of adopting Statement of Financial Accounting Standards No. 123(R). See Note A to the consolidated financial statements at “Adoption of New Accounting Pronouncements.”
(2)	Includes long-term debt, exclusive of current installments and obligation under capital lease, less portion due within one year.
(3)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligation, including current maturities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       The following discussion contains forward-looking information and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A of this report under the section entitled “Risk Factors.”
       The discussion that follows relates to our fiscal years ended January 28, 2006 (fiscal 2006), January 29, 2005 (fiscal 2005) and January 31, 2004 (fiscal 2004).
       In the fourth quarter of fiscal 2006 TJX elected to early adopt the provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), “Share-Based Payment.” This standard requires that the fair value of all stock based awards be reflected in the financial statements based on the fair value of the award. TJX has elected the modified retrospective transition method and accordingly, all prior periods have been adjusted to reflect the impact of this standard in those periods, based on the pro forma amounts as disclosed in the notes to our financial statements.
RESULTS OF OPERATIONS
Fiscal 2006 Overview:

—	Net sales for fiscal 2006 were $16.1 billion, an 8% increase over fiscal 2005.
—	Consolidated same store sales increased 2% in fiscal 2006 over the prior year, with approximately 1/2 percentage point of this increase coming from the favorable effect of currency exchange rates on our Winners and T.K. Maxx businesses.
—	We increased our number of stores by 7% in fiscal 2006, ending the fiscal year with 2,381 stores in operation. Our selling square footage grew by 8% in fiscal 2006.
—	Net income for fiscal 2006 was $690.4 million, or $1.41 per share, compared to $609.7 million, or $1.21 per share, last year. Both of these years include certain items that affect the comparability of reported results. The chart below shows the effect of these items on net income and earnings per share.

	Fiscal 2006		Fiscal 2005

Dollars In Millions Except Per Share Amounts	$’s	EPS	$’s	EPS

Net income as reported	$690	$1.41	$610	$1.21
Adjusted for:
Cumulative lease accounting charge	-	-	19	.04
Impact of deferred tax liability correction	(22)	(.04)	-	-
Repatriation income tax benefit	(47)	(.10)	-	-
Third quarter events *	12	.02	-	-

Net income as adjusted	$633	$1.29	$629	$1.25

*	The third quarter events include the cost of executive resignation agreements, e-commerce exit costs and operating losses, and hurricane related costs including the estimated impact of lost sales, partially offset by a gain from a VISA/MasterCard antitrust litigation settlement.

We believe this presentation reflects our results on a more comparable basis, and is useful in understanding the underlying trends in our business.

—	Our pre-tax margin (the ratio of pre-tax income to net sales) declined from 6.6% in fiscal 2005 to 6.3% in fiscal 2006. The decline was primarily due to the de-levering impact of low single digit same store sales on our expense ratios.
—	Fourth quarter results for fiscal 2006 were stronger than earlier quarters, with same store sales that increased 3% and pre-tax margins that grew from 6.1% last year to 7.5% this year. Approximately one-half of the pre-tax margin improvement was due to increased gross profit margins and expense leverage during the quarter, with the balance due to the impact on last year’s results of a one-time charge related to lease accounting. We believe that changes initiated in the third quarter of fiscal 2006 to improve execution of our off-price strategies, particularly off-price buying, contributed to our strong fourth quarter results.

—	We continued to generate strong cash flows from operations which allowed us to fund our stock repurchase program as well as our capital investment needs. During fiscal 2006, we repurchased 25.9 million of our shares at a cost of $600 million, which favorably affected our earnings per share.
—	Average per store inventories, including inventory on hand at our distribution centers, were down 11% at the end of fiscal 2006 as compared to the prior year end period. This decline is largely due to lower levels of inventory in our distribution centers.

       The following is a summary of the operating results of TJX at the consolidated level. This discussion is followed by an overview of operating results by segment. All references to earnings per share are diluted earnings per share unless otherwise indicated. All prior periods have been adjusted to reflect the adoption of SFAS No. 123(R). See Note A to our consolidated financial statements.
       Net sales: Net sales for fiscal 2006 totaled $16.1 billion, an 8% increase over net sales of $14.9 billion in fiscal 2005. Net sales for fiscal 2005 increased 12% over sales of $13.3 billion for fiscal 2004. Our reporting period for fiscal 2004 included 53 weeks compared to 52 weeks in both fiscal 2006 and fiscal 2005, which added incremental sales of approximately $200 million in fiscal 2004.
       The 8% increase in net sales for fiscal 2006 includes a 6% increase attributable to new stores and a 2% increase in same store sales. The 12% increase in net sales for fiscal 2005 over fiscal 2004 reflects approximately 6% from new stores, 5% from same store sales growth and 2% from the acquisition of Bob’s Stores, partially offset by approximately a 1% reduction to the growth rate due to fiscal 2005 having one less week than fiscal 2004. Bob’s Stores was acquired on December 24, 2003 and our sales results for fiscal 2004 include Bob’s Stores from the date of acquisition as compared to a full year for fiscal 2005 and fiscal 2006.
       New stores are a major source of sales growth. Our consolidated store count increased by 7.1% in fiscal 2006 and 7.8% in fiscal 2005 over the respective prior year period. Our selling square footage increased by 7.7% in fiscal 2006 and 8.2% in fiscal 2005. We expect to add 105 stores (net of store closings) in the fiscal year ending January 27, 2007 (fiscal 2007), a 4% projected increase in our consolidated store base, and we expect to increase our selling square footage base by 5%.
       Same store sales for fiscal 2006 were driven by strong demand for jewelry, accessories, and footwear, which continued to generate significant increases on top of very strong results last year, as well as improved demand for men’s apparel. The positive impact of growth in these categories was partially offset by same store sales declines in home fashions and women’s sportswear. Marmaxx continued its program of expanding certain departments in its stores and ended the year with 594 T.J. Maxx stores with expanded jewelry/ accessories departments and 146 Marshalls stores with expanded footwear departments. These stores had same store sales growth which exceeded Marmaxx’s chain average. In the United States, where TJX generates approximately 80% of its sales, same store sales were strong in warm weather regions, particularly Florida, the Southwest and California, while flat to slightly negative in the Midwest and Northeast. Same store sales growth was positively impacted by foreign currency exchange rates, which contributed approximately 1/2 a percentage point of growth.
       Net sales for fiscal 2005 reflected strong demand for jewelry and accessories, women’s apparel and footwear, partially offset by weaker demand for men’s apparel and home fashions. The 5% growth in consolidated same store sales for fiscal 2005 over the prior year was driven by a 4% same store sales increase at Marmaxx, our largest division. Marmaxx ended the year with 303 T.J. Maxx stores with expanded jewelry/ accessories departments and 67 Marshalls stores with expanded footwear departments which were significant factors in Marmaxx achieving a 4% same store sales increase in fiscal 2005. Same store sales growth in fiscal 2005 benefited by approximately 1 1/2 percentage points from foreign currency exchange rates.
       We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year on a comparable 52 week basis. Relocated stores and stores that are increased in size are generally classified in the same way as the original store and we believe the impact of these stores on the same store percentage is immaterial. Consolidated and divisional same store sales are calculated in U.S. dollars. We also show divisional same store sales in local currency for our foreign divisions, because this removes the effect of changes in currency exchange rates, and we believe it is a more appropriate measure of their operating performance.
       The following table sets forth our consolidated operating results as a percentage of net sales:

	Fiscal Year Ended January

	2006	2005	2004

	(53 weeks)
Net sales	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	76.6	76.4	75.8
Selling, general and administrative expenses	16.9	16.8	16.6
Interest expense, net	.2	.2	.2

Income before provision for income taxes	6.3%	6.6%	7.4%

       Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 76.6% in fiscal 2006, 76.4% in fiscal 2005 and 75.8% in fiscal 2004. This ratio for fiscal 2006, as compared to fiscal 2005, reflects an improvement in our consolidated merchandise margin of .5%. The improvement in merchandise margin was largely due to lower markdowns at our smaller divisions, partially offset by an increase in fuel related freight costs. In addition, the comparison to the fiscal 2005 expense ratio was favorably impacted by a $30.7 million non-cash charge ($19.3 million after-tax) in fiscal 2005 to conform our lease accounting practices to generally accepted accounting principles. See Note A to the consolidated financial statements under the caption “Lease Accounting”. This charge was included in cost of sales in fiscal 2005 and increased last year’s expense ratio by .2%. These improvements in the fiscal 2006 expense ratio were more than offset by increases in operating costs as a percentage of net sales, primarily occupancy costs, which reflect the de-levering impact of a 2% same store sales growth as well as higher cost of sales ratios at divisions other than Marmaxx, which represent a greater proportion of the consolidated results in fiscal 2006 compared to fiscal 2005.
       Cost of sales, including buying and occupancy costs, as a percentage of net sales for fiscal 2005 as compared with fiscal 2004 reflects consolidated merchandise margins that were essentially flat to the prior year. Throughout fiscal 2005, the Marmaxx division effectively executed its merchandising and inventory management strategies, maintaining a liquid inventory position and buying close to need, all of which led to improved merchandise margin at this division. However, this improved merchandise margin at Marmaxx in fiscal 2005 was offset by reduced merchandise margin at our other divisions, most of which experienced higher markdowns. The increase in this ratio in fiscal 2005 includes a .2% increase due to the lease accounting charge. This ratio in fiscal 2005, as compared to fiscal 2004, also reflects an increase of approximately .2% due to the absence of the 53rd week in fiscal 2005 as the sales volume from the extra week helped lever certain fixed costs in fiscal 2004. The balance of the increase in the ratio in fiscal 2005 is primarily due to higher cost of sales ratios at divisions other than Marmaxx, which represent a greater proportion of the consolidated results in fiscal 2005 as compared to fiscal 2004.
       Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales were 16.9% in fiscal 2006, 16.8% in fiscal 2005 and 16.6% in fiscal 2004. The increase in fiscal 2006 over the prior year is due to an increase in store payroll costs as a percentage of net sales, reflecting the de-levering impact of the low single digit same store sales increase. The increase in this ratio was also negatively impacted by the net impact of third quarter events including the cost of the executive resignation agreements, e-commerce exit and hurricane related costs, offset in part by the VISA/Mastercard antitrust litigation settlement. The increase in this ratio in fiscal 2005 was primarily due to a .1% increase in advertising costs as a percentage of sales as a result of the inclusion of Bob’s Stores for a full fiscal year in our consolidated results. Bob’s Stores operates with a higher advertising cost ratio than our off-price divisions. In addition, the fiscal 2005 expense ratio compared to fiscal 2004 reflects an increase in stock based compensation. TJX has taken various actions to reduce selling, general and administrative expenses in fiscal 2007 designed to improve profit margins. TJX also revised its approach to long-term compensation in fiscal 2006 by substantially decreasing the number of stock options issued and increasing the long-term cash incentive award opportunities, which is designed to help control the long-term portion of compensation costs going forward.
       Interest expense, net: Interest expense, net of interest income, was $29.6 million in fiscal 2006, $25.8 million in fiscal 2005, and $27.3 million in fiscal 2004. Interest income was $9.4 million in fiscal 2006, $7.7 million in fiscal 2005 and $6.5 million in fiscal 2004. The increase in net interest expense in fiscal 2006 is due to higher short-term borrowings and interest rates. The higher borrowing levels were primarily driven by the timing of inventory purchases, capital expenditures and repurchase of the Company’s common stock. The additional interest expense from short-term borrowings was partially offset by reduced interest costs due to the repayment of $100 million of 7% unsecured notes in June 2005, as well as an increase in interest income due to higher interest rates. The reduction in net interest expense in fiscal 2005 as compared to fiscal 2004 is primarily due to an increase in interest income in fiscal 2005.
       Income taxes: Our effective annual income tax rate was 31.6% in fiscal 2006, 38.3% in fiscal 2005 and 38.2% in fiscal 2004. The tax provision for fiscal 2006 includes a fourth quarter benefit of $47 million due to the repatriation of earnings from our Canadian subsidiary. In addition, during the fourth quarter of fiscal 2006, we corrected our accounting for the tax impact of foreign currency gains on certain intercompany loans. We had previously established a deferred tax liability on these gains which are not taxable. The impact of correcting for the tax treatment of these gains results in a tax benefit of $22 million, or $.04 per share in fiscal 2006. The cumulative impact of this adjustment through the end of the third quarter of fiscal 2006 was $18.2 million, all of which was recorded in the fourth quarter of fiscal 2006. Of the $18.2 million, $10.1 million related to fiscal 2005. These two items collectively reduced the fiscal 2006 effective income tax rate by 6.8%. See Note H to the consolidated financial statements. The increase in the effective income tax rate in fiscal 2005 as compared to fiscal 2004 was primarily due to increases in state income tax rates.
       Net income: Net income was $690.4 million in fiscal 2006, $609.7 million in fiscal 2005 and $609.4 million in fiscal 2004. Net income per share was $1.41 in fiscal 2006, $1.21 in fiscal 2005 and $1.16 in fiscal 2004.
       Net income for fiscal 2006 was favorably impacted by a tax benefit of $47 million, or $.10 per share, due to the repatriation of foreign earnings as well as a tax benefit of $22 million, or $.04 per share, relating to the correction of a previously established deferred tax liability. Net income for fiscal 2006 was adversely impacted by approximately $12 million, or $.02 per share, due to the third quarter events. These third quarter events included the after-tax cost of executive resignation agreements, primarily with respect to our former CEO ($5 million), e-commerce exit costs and third quarter operating losses ($6 million), and uninsured losses due to hurricanes in the third quarter, including the estimated impact of lost sales ($6 million), all of which were partially offset by a gain from a VISA/MasterCard antitrust litigation settlement ($5 million). Operating losses of the e-commerce operation in the first six months of fiscal 2006 were largely offset by fiscal 2005 start up costs and a fourth quarter operating loss in fiscal 2005.
       Net income for fiscal 2005 was reduced by $19.3 million, or $.04 per share, as a result of the after-tax effect of the $30.7 million cumulative pre-tax, non-cash charge associated with our lease accounting practices. In fiscal 2004, we estimate that the 53rd week added approximately $24 million to net income and $.05 to our earnings per share. Lastly, favorable changes in currency exchange rates during fiscal 2005 and fiscal 2004 added approximately $.02 to our earnings per share in each year.
       The change in earnings per share from year to year was favorably impacted by our share repurchase program. During fiscal 2006 we repurchased 25.9 million shares of our stock at a cost of $600 million and in fiscal 2005 we repurchased 25.1 million shares at a cost of $588 million. We plan to continue our share repurchase program in fiscal 2007 with planned purchases of approximately $650 million.

       Trends improved in the fourth quarter, with significant increases in net income and earnings per share compared to the prior year. Reported net income was $288.7 million, up 75% over the prior year, and earnings per share was $.60, up 82% over the prior year. Results for both of these years include certain items that affect the comparability of reported results. The chart below shows the effect of these items on fourth quarter net income and earnings per share:

	Fourth Quarter		Fourth Quarter
	Fiscal 2006		Fiscal 2005

Dollars In Millions Except Per Share Amounts	$’s	EPS	$’s	EPS

Net income as reported	$289	$.60	$165	$.33
Adjusted for:
Cumulative lease accounting charge	-	-	19	.04
Impact of deferred tax liability correction	(22)	(.04)	-	-
Repatriation income tax benefit	(47)	(.10)	-	-

Net income as adjusted	$220	$.46	$184	$.37

       Excluding these one-time items, fourth quarter net income was $220 million, up 19% and earnings per share was $.46, up 24%. Results were driven by same store sales growth of 3% as well as by decreases in cost of sales, including buying and occupancy costs and selling, general and administrative expenses as a percent of net sales. The reduction in the cost of sales ratio was due to improved merchandise margins, with reduced levels of markdowns at our Winners, HomeGoods and A.J. Wright divisions being the major factors. The reduction in the selling, general and administrative expense ratio was due to a decrease in store payroll and other store costs as a percentage of net sales.
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
       Segment profit or loss for fiscal 2005 includes each segment’s share of the cumulative pre-tax charge relating to lease accounting. See Note A to the consolidated financial statements under the caption “Lease Accounting.” Also, segment profit for the current year and all prior periods include the effect of the adoption of SFAS No. 123(R).
       Segment profit for fiscal 2006 was positively impacted by the strong fourth quarter, in which every division increased its segment profit, or decreased its segment loss, compared to the fourth quarter of the prior year.
MARMAXX:

	Fiscal Year Ended January

Dollars In Millions	2006	2005	2004

			(53 weeks)
Net sales	$10,956.8	$10,489.5	$9,937.2
Segment profit	$985.4	$982.1	$922.9
Segment profit as % of net sales	9.0%	9.4%	9.3%
Percent increase (decrease) in same store sales	2%	4%	(1)%
Stores in operation at end of period	1,514	1,468	1,418
Selling square footage at end of period (in thousands)	36,987	35,544	34,101
       Marmaxx posted a 2% same store sales increase in fiscal 2006, compared to a 4% increase in same store sales for fiscal 2005. Same store sales growth in fiscal 2006 was driven by strong sales in the jewelry, accessories and footwear categories, while same store sales for home fashions and women’s sportswear were below the chain average. Same store sales in fiscal 2005 also reflected strong sales in the jewelry, accessories and footwear categories as well as women’s sportswear. Same store sales in both years benefited from the continuation of the Marmaxx program whereby certain departments in the T.J. Maxx and Marshalls stores were expanded. Marmaxx ended fiscal 2006 with 594 T.J. Maxx stores with expanded jewelry and accessories departments and 146 Marshalls stores with expanded footwear departments as compared to 303 T.J. Maxx stores with expanded jewelry and accessories departments and 67 Marshalls stores with expanded footwear departments at the end of fiscal 2005. These initiatives were significant factors in Marmaxx’s overall same store sales results, particularly in fiscal 2005 when sales in the stores with the expanded departments were above the chain average. Geographically in fiscal 2006, Florida, the Southwest and the West Coast all performed above the chain average, while the Northeast and the Midwest performed below the chain average.
       Segment profit as a percentage of net sales (“segment margin”) decreased to 9.0% in fiscal 2006 from 9.4% in fiscal 2005. The decline in the fiscal 2006 segment margin was largely driven by the de-levering impact of a 2% same store sales increase, which impacted operating expense ratios, primarily occupancy costs (which increased .3% as a percentage of sales) and distribution center costs (which increased .1% as a percentage of sales). In addition, the certain third quarter events described earlier (e-commerce and hurricane related losses offset in part by the gain from the VISA/ MasterCard settlement) reduced segment margin in fiscal 2006 by .1%. The comparison to the fiscal 2005 margin is favorably impacted by the inclusion in last year’s segment profit of a $16.8 million charge for the cumulative impact of the lease accounting adjustment, which reduced fiscal 2005 segment profit margin by .2%. Merchandise margin for fiscal 2006 was essentially flat compared to fiscal 2005 despite fuel related increases in freight costs. As of January 28, 2006, average inventories per store were down 10% compared to the prior year primarily due to reduced inventory levels on hand at the distribution centers.
       Segment margin increased in fiscal 2005 compared to fiscal 2004 despite the impact of the lease accounting charge described above. In fiscal 2005, Marmaxx executed its merchandising and inventory strategies effectively, which led to strong markon and improved merchandise margins which increased .4%. Marmaxx also effectively managed expenses in fiscal 2005. These improvements in segment profit margin were partially offset by an increase in occupancy costs of .3% as a percentage of sales, .2% of which represents the impact of the lease accounting charge. Segment profit and segment profit margin for fiscal 2005 as compared to fiscal 2004 are also impacted by the benefit of the 53rd week in the fiscal 2004 reporting period. The 53rd week in fiscal 2004 had an estimated favorable impact of .2% on the segment profit margin for that year, as the sales volume from this extra week helped to lever certain fixed costs.
       We added a net of 46 new stores (T.J. Maxx or Marshalls) in fiscal 2006 and increased total selling square footage of the division by 4%. We expect to open 50 new stores (net of closings) in fiscal 2007, increasing the Marmaxx store base by 3% and increasing its selling square footage by 4%. We plan to add approximately 99 expanded jewelry and accessories departments in existing and new T.J. Maxx stores and to add approximately 130 expanded footwear departments in existing and new Marshalls stores.
WINNERS AND HOMESENSE:

	Fiscal Year Ended January

U.S. Dollars In Millions	2006	2005	2004

			(53 weeks)
Net sales	$1,457.7	$1,285.4	$1,076.3
Segment profit	$120.3	$99.7	$98.9
Segment profit as % of net sales	8.3%	7.8%	9.2%
Percent increase (decrease) in same store sales
U.S. currency	4%	10%	19%
Local currency	(3)%	4%	4%
Stores in operation at end of period
Winners	174	168	160
HomeSense	58	40	25
Selling square footage at end of period (in thousands)
Winners	4,012	3,811	3,576
HomeSense	1,100	747	468
       Net sales for Winners and HomeSense, our Canadian businesses, for fiscal 2006 increased by 13% over fiscal 2005, with approximately half of this growth due to currency exchange rates. Same store sales (in local currency) decreased by 3% in fiscal 2006 and increased by 4% in fiscal 2005. Same store sales for fiscal 2006 were adversely impacted by a decline in the average unit selling price. Same store sales were also impacted by lower clearance sales volume, primarily in the second half of the year, as Winners’ per-store inventories were significantly below the prior year due to improved inventory management. At the end of fiscal 2006, average per-store inventories were down 6% compared to the prior year. Same store sales were also negatively impacted by declines in the women’s sportswear and home fashion categories.
       Segment profit margin improved by .5% compared to fiscal 2005. This improvement was primarily due to a 2.9% increase in merchandise margins which were driven by improved inventory management resulting in reduced clearance sales and lower markdowns. The increase in merchandise margin was partially offset by the de-levering impact of the 3% decline in same store sales. Expense ratios increased across most categories, with a 1.4% increase in occupancy and distribution costs being the most significant. Incremental costs associated with three store closings in fiscal 2006 also impacted segment profit. The comparison of segment profit and segment margin for fiscal 2006 to fiscal 2005 is also favorably impacted by the inclusion in the fiscal 2005 segment profit of a $3.5 million charge for this division’s share of the cumulative impact of the lease accounting adjustment.
       The growth in Winners segment profit in fiscal 2005 over fiscal 2004 was due to favorable currency exchange rates. The segment profit margin for fiscal 2005 of 7.8% was 1.4% below fiscal 2004, primarily due to lower merchandise margins, which decreased .9% from the prior year, primarily driven by markdowns. Sales in the second half of fiscal 2005 slowed considerably from the first half, due to unseasonable weather and a promotional retail environment. This, combined with Winners’ aggressive buying based on the strength of its first-half sales, resulted in excess inventories, requiring the division to take aggressive markdowns to clear merchandise in the second half of the year, negatively impacting segment profit margin. The lease accounting charge reduced segment profit margin by .2% in fiscal 2005.
       The change in segment profit margin for both fiscal 2006 and fiscal 2005 was negatively impacted by the growth of the Company’s HomeSense business, which is at an earlier stage of development than the core Winners business and therefore operates with higher expense ratios.
       We added a net of 6 Winners stores and 18 HomeSense stores in fiscal 2006, and expanded selling square footage in Canada by 12%. We expect to add a net of 11 Winners and 10 HomeSense stores in fiscal 2007, increasing our total Canadian store base by 9%, and increasing selling square footage by 8%. The store counts include the Winners portion and HomeSense portion of this division’s superstores which either combine a Winners store with a HomeSense store or operates them side-by-side. As of January 28, 2006, we operated 22 of these superstores and expect to have a total of 29 superstores at the end of fiscal 2007.
T.K. MAXX:

	Fiscal Year Ended January

U.S. Dollars In Millions	2006	2005	2004

			(53 weeks)
Net sales	$1,517.1	$1,304.4	$992.2
Segment profit	$69.2	$64.0	$53.7
Segment profit as % of net sales	4.6%	4.9%	5.4%
Percent increase (decrease) in same store sales
U.S. currency	(1)%	14%	16%
Local currency	1%	3%	6%
Stores in operation at end of period	197	170	147
Selling square footage at end of period (in thousands)	4,216	3,491	2,841
       Net sales in fiscal 2006 for T.K. Maxx, operating in the United Kingdom and Ireland, increased by 16% over fiscal 2005. T.K. Maxx had a same store sales increase of 1% (in local currency) in fiscal 2006 on top of a 3% increase in fiscal 2005. T.K. Maxx’s same store sales in fiscal 2006 were negatively impacted by a weak retail environment in the United Kingdom, as well as unseasonably warm weather early in the year. Women’s sportswear and footwear categories were below the chain average, while sales of home fashions were strong.
       Segment profit margin declined .3% to 4.6% of sales. T.K. Maxx had an improved merchandise margin in fiscal 2006, primarily due to lower markdowns. In addition, the comparison of segment profit and segment margin for fiscal 2006 to fiscal 2005 is favorably impacted by the inclusion in the fiscal 2005 segment profit of this division’s share of the cumulative impact of the lease accounting adjustment of $6.5 million. These improvements however, were more than offset by an increase in occupancy expense due to higher cost for rent, utilities and property taxes as well as the de-levering impact of a 1% same store sales increase. Distribution and administrative costs as a percentage of net sales were essentially flat compared to fiscal 2005, despite the low same store sales increase.
       T.K. Maxx’s operating results for fiscal 2005 were adversely affected by unseasonable weather patterns in the first half of the year and a highly promotional retail environment in the latter half of the year. In light of the retail environment under which T.K. Maxx operated in fiscal 2005, this division was effective in managing inventories and expenses to minimize the impact on segment profit margins. Segment profit and segment margin for fiscal 2005 include a $6.5 million charge for T.K. Maxx’s share of the cumulative impact of the lease accounting adjustment. The significant growth in T.K. Maxx’s segment profit in fiscal 2005 is attributable to the increase in sales as well as the favorable benefit of foreign currency exchange rates. The segment profit margin in fiscal 2005 decreased .5% to 4.9%, primarily due to an increase in occupancy costs of .7% as a percentage of sales, of which .5% was attributable to the cumulative lease accounting charge.
       We added 27 new T.K. Maxx stores in fiscal 2006 and increased the division’s selling square footage by 21%. We plan to open an additional 15 T.K. Maxx stores in fiscal 2007, and expand selling square footage by 10%.
HOMEGOODS:

	Fiscal Year Ended January

Dollars In Millions	2006	2005	2004

			(53 weeks)
Net sales	$1,186.9	$1,012.9	$876.5
Segment profit	$28.4	$18.1	$45.4
Segment profit as % of net sales	2.4%	1.8%	5.2%
Percent increase in same store sales	1%	1%	1%
Stores in operation at end of period	251	216	182
Selling square footage at end of period (in thousands)	4,859	4,159	3,548
       HomeGoods’ same store sales grew 1% in both fiscal 2006 and fiscal 2005. Customer transactions and unit sales increased at HomeGoods during fiscal 2006 compared to fiscal 2005, but these increases were partially offset by a decline in the average ticket resulting from planned changes to the merchandise mix. Segment profit increased to $28.4 million from $18.1 million and segment profit margin increased to 2.4% of sales from 1.8% of sales in the prior year. The increase in segment profit margin resulted primarily from an increase in merchandise margin (lower markdowns partially offset by the impact of higher freight costs), as well as the impact on prior year results of the cumulative lease accounting charge of $2.2 million. HomeGoods fourth quarter same store sales and operating results were particularly strong. The strength of HomeGoods fourth quarter more than offset unfavorable factors to segment profit and margin for fiscal 2006, including the de-levering impact of the 1% same store sales increase, e-commerce operating loss of $3.7 million and approximately $2 million of costs related to the planned closing of a distribution center.
       Segment profit in fiscal 2005 declined to $18.1 million from $45.4 million in the prior year. The business was adversely affected by weaker retail demand for home fashion product as well as an unfavorable merchandise mix, which led to a 1% same store sales increase. The business also took additional markdowns, which led to a reduction in its merchandise margin. The decline in segment profit margin from 5.2% in fiscal 2004 to 1.8% in fiscal 2005 is primarily due to this reduction in merchandise margin. Segment profit in fiscal 2005 also included a charge for $2.2 million for HomeGoods’ share of the cumulative impact of the lease accounting adjustment. Segment profit margin was also impacted by increases in occupancy costs and distribution center costs as a percentage of net sales. These expense ratio increases reflect the de-levering impact on expense ratios of a 1% same store sales increase.
       We opened a net of 35 HomeGoods stores in fiscal 2006, a 16% increase, and increased selling square footage of the division by 17%. In fiscal 2007, we plan to add a net of 10 HomeGoods stores (15 new less 5 closings) and increase selling square footage by 5%, reflecting our plan to slow the pace of store openings for this division.

A.J. WRIGHT:

	Fiscal Year Ended January

Dollars In Millions	2006	2005	2004

			(53 weeks)
Net sales	$651.0	$530.6	$421.6
Segment (loss)	$(2.2)	$(19.6)	$(2.1)
Segment (loss) as % of net sales	(0.3)%	(3.7)%	(0.5)%
Percent increase in same store sales	3%	4%	8%
Stores in operation at end of period	152	130	99
Selling square footage at end of period (in thousands)	3,054	2,606	1,967
       A.J. Wright’s same store sales increased 3% for fiscal 2006 compared to a 4% increase in same store sales for fiscal 2005. A.J. Wright’s segment loss for fiscal 2006 was narrowed to $2.2 million from $19.6 million in fiscal 2005. This improvement was driven by improved merchandise margin, primarily the result of lower markdowns in fiscal 2006. The comparison to fiscal 2005 is also impacted by the inclusion of a $1.7 million charge in fiscal 2005 for its share of the lease accounting adjustment. In fiscal 2006, effective expense control also led to a reduction in expenses as a percentage of sales across most expense categories, primarily in advertising and store payroll and benefits. We reduced the number of our new store openings for A.J. Wright in fiscal 2006 as we believe that the pace of store openings in fiscal 2005 may have been too aggressive for this young division, placing a strain on operations.
       A.J. Wright’s segment loss grew to $19.6 million in fiscal 2005 from $2.1 million in fiscal 2004. We believe that the A.J. Wright customer is more sensitive to economic factors, such as higher energy costs, and that such factors along with a weaker demand in urban fashion trends impacted sales in fiscal 2005. These sales trends caused us to take higher markdowns to clear inventories and to reposition our merchandise mix. Segment profit margin for fiscal 2005 reflected a reduction in merchandise margins of 1.2%, primarily due to this higher markdown activity. In addition, the lower-than- planned sales volume for fiscal 2005 negatively impacted expense ratios for occupancy costs, distribution center costs and store payroll. Distribution center costs were also impacted by expense increases relating to A.J. Wright’s new distribution facility in Indiana. Segment loss for fiscal 2005 also included a $1.7 million charge for A.J. Wright’s share of the cumulative impact of the lease accounting adjustment.
       We added 22 new A.J. Wright stores in fiscal 2006, increasing selling square footage by 17%. In fiscal 2007, we plan to add a net of 8 new stores (10 new stores less 2 closings) and increase selling square footage by 5%, reflecting our plan to slow the pace of new store openings.
BOB’S STORES:

	Fiscal Year Ended
	January

Dollars In Millions	2006	2005

Net sales	$288.5	$290.6
Segment (loss)	$(28.0)	$(18.5)
Segment (loss) as % of net sales	(9.7)%	(6.4)%
Stores in operation at end of period	35	32
Selling square footage at end of period (in thousands)	1,276	1,166
       Fiscal 2005 was the first full fiscal year for Bob’s Stores as a TJX division. Bob’s Stores operated 35 stores as of the end of fiscal 2006. Net sales for fiscal 2006 were less than the prior year, primarily due to a reduction in the number of promotional advertising circulars. Although merchandise margin improved in fiscal 2006 (due to lower promotional markdowns), the sales decline and incremental operating costs resulted in an increased segment loss for fiscal 2006 as compared to fiscal 2005. Segment loss in fiscal 2006 also includes severance costs of $0.8 million in connection with a reduction in the work force at Bob’s Stores. For fiscal 2007, we plan to open 1 Bob’s store. We are in the process of implementing new strategies for Bob’s with the goal of reducing its segment loss in fiscal 2007.

GENERAL CORPORATE EXPENSE:

	Fiscal Year Ended January

Dollars In Millions	2006	2005	2004

			(53 weeks)
General corporate expense	$134.1	$111.1	$99.7
       General corporate expense for segment reporting purposes are those costs not specifically related to the operations of our business segments. This item includes the costs of the corporate office, including the compensation and benefits (including stock based compensation) for senior corporate management; payroll and operating costs of the corporate departments of accounting and budgeting, internal audit, treasury, investor relations, tax, risk management, legal, human resources and systems; and the occupancy and office maintenance costs associated with the corporate staff. In addition, general corporate expense includes the cost of benefits for existing retirees and non-operating costs and other gains and losses not attributable to individual divisions. General corporate expense is included in selling, general and administrative expenses in the consolidated statements of income.
       The increase in general corporate expense in fiscal 2006 over fiscal 2005 is primarily due to the costs associated with executive resignation agreements ($9 million) and of exiting the e-commerce business of ($6 million). Both of these items occurred in our third quarter period ended October 29, 2005. In addition, general corporate expense includes a charge ($4 million) in connection with an idle leased facility.
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
LIQUIDITY AND CAPITAL RESOURCES
Operating activities:
       Net cash provided by operating activities was $1,158.0 million in fiscal 2006, $1,076.8 million in fiscal 2005, and $767.9 million in fiscal 2004. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings. Net income adjusted for non-cash items was essentially the same in each year. The difference in net cash provided from operating activities from year to year was largely driven by the change in inventory, net of accounts payable, from prior year-end levels. In fiscal 2006 this change in net inventory position resulted in a source of cash of $26.2 million compared to a use of cash of $85.3 million in fiscal 2005 and $191.8 million in fiscal 2004. This trend is largely explained by our average per store inventory levels at each year-end period. Average per store inventories at January 28, 2006, including inventory on hand at our distribution centers, decreased 11% compared to the prior year and at January 29, 2005 they increased 1% compared to the prior year. This compares to inventories per store at January 31, 2004 that were up 11% compared to the prior year. Effective with the third quarter ended October 30, 2004, we began to accrue for inventory obligations at the time inventory is shipped rather than when received and accepted by TJX. This accrual increased inventory by $341 million as of January 28, 2006 and by $237 million as of January 29, 2005 along with a comparable increase to our accounts payable, and thus had no impact on cash flows from operations.
       The cash flows from operating activities for both fiscal 2006 and fiscal 2005 were also impacted by increases in accrued expenses and other liabilities in each year. Accrued expenses and other liabilities increased in each year in part due to higher liabilities for rent, gift cards and payroll and benefits. In addition, fiscal 2005 was impacted by an increase in deferred landlord allowances. Cash flows from operating activities were reduced by contributions to our qualified pension fund of $40 million in fiscal 2006, $25.0 million in fiscal 2005 and $17.5 million in fiscal 2004. All of the contributions to the pension fund in fiscal 2006, 2005 and 2004 were made on a voluntary basis.
       Discontinued operations reserve: We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases of former TJX businesses. The reserve reflects TJX’s estimation of its cost for claims, updated quarterly, that have been, or are likely to be, made against TJX for liability as an original lessee or guarantor of the leases of these businesses, after mitigation of the number and cost of lease obligations. At January 28, 2006, substantially all leases of discontinued operations that were rejected in bankruptcy and for which the landlords asserted liability against TJX had been resolved. Although TJX’s actual costs with respect to any of these leases may exceed amounts estimated in our reserve, and TJX may incur costs for leases from these discontinued operations that were not terminated or had not expired, TJX does not expect to incur any material costs related to discontinued operations in excess of the reserve. The reserve balance amounted to $15.0 million as of January 28, 2006, $12.4 million as of January 29, 2005 and $17.5 million as of January 31, 2004. During fiscal 2006, TJX received creditor recoveries of $8.5 million, offset by equivalent additions to the reserve to reflect adjustments to the reserve during the year. Any additional creditor recoveries are expected to be immaterial.
       We may also be contingently liable on up to 18 leases of BJ’s Wholesale Club, another former TJX business, for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.
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
       We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations, not reflected in our reserves, of leases of closed stores of continuing operations, BJ’s Wholesale Club leases discussed above, and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, is approximately $100 million as of January 28, 2006. We believe that most or all of these contingent obligations will not revert to TJX and, to the extent they do, will be resolved for substantially less due to mitigating factors.
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
Investing activities:
Our cash flows for investing activities include capital expenditures for the last two years as set forth in the table below:

	Fiscal Year Ended
	January

In Millions	2006	2005

New stores	$171.9	$162.6
Store renovations and improvements	267.1	193.7
Office and distribution centers	56.9	72.8

Capital expenditures	$495.9	$429.1

       We expect that capital expenditures will approximate $395 million for fiscal 2007. This includes $115 million for new stores, $226 million for store renovations, expansions and improvements and $54 million for our office and distribution centers. The planned decrease in capital expenditures is attributable to fewer new store openings, primarily at HomeGoods, A.J. Wright and T.K. Maxx, as well as lower capital spending across most other areas of our business.

Financing activities:
       Cash flows from financing activities resulted in net cash outflows of $503.7 million in fiscal 2006, $584.6 million in fiscal 2005, and $544.3 million in fiscal 2004. The majority of this outflow relates to our share repurchase program.
       We spent $603.7 million in fiscal 2006, $594.6 million in fiscal 2005, and $520.7 million in fiscal 2004 under our stock repurchase programs. We repurchased 25.9 million shares in fiscal 2006, 25.1 million shares in fiscal 2005, and 26.8 million shares in fiscal 2004. All shares repurchased were retired. During fiscal 2006, we completed a $1 billion stock repurchase program and announced our intention to repurchase an additional $1 billion of common stock. Under the new $1 billion stock repurchase program, we repurchased 0.3 million shares at a total cost of $6.6 million through January 28, 2006.
       In January 2006, Winners entered into a C$235 million (US$204.4) non-revolving term credit facility, due in January 2009 and guaranteed by TJX. Interest is payable at rates equal to, or less than the Canadian prime rate. Winners entered into an interest rate swap agreement which effectively establishes a fixed rate of approximately 4.5% on this debt. The proceeds were used to fund the repatriation of Winners earnings to TJX as well as other general corporate purposes of this division. Financing activities also included scheduled principal payments on long-term debt of $100 million in fiscal 2006, $5 million in fiscal 2005, and $15 million in fiscal 2004.
       We declared quarterly dividends on our common stock which totaled $.24 per share in fiscal 2006, $.18 per share in fiscal 2005, and $.14 per share in fiscal 2004. Cash payments for dividends on our common stock totaled $105.3 million in fiscal 2006, $83.4 million in fiscal 2005, and $68.9 million in fiscal 2004. Financing activities also include proceeds of $102.4 million in fiscal 2006, $96.9 million in fiscal 2005, and $59.2 million in fiscal 2004 from the exercise of employee stock options.
       We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. In May 2005, we entered into a $500 million four-year revolving credit facility and a $500 million five-year revolving credit facility. These arrangements replaced our $370 million five-year revolving credit facility entered into in March 2002 and our $330 million 364-day revolving credit facility, which had been extended through July 15, 2005. The new agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to our commercial paper program. As of January 28, 2006 there were no outstanding amounts under our credit facilities. The maximum amount of our U.S. short-term borrowings outstanding was $567 million during fiscal 2006, $5 million during fiscal 2005 and $27 million during fiscal 2004. The weighted average interest rate on our U.S. short-term borrowings was 3.69% in fiscal 2006, 2.04% in fiscal 2005 and 1.09% in fiscal 2004.
       As of January 28, 2006, Winners had credit lines totaling C$20 million, C$10 million to meet certain operating needs and C$10 million letter of credit facility. There were credit lines totaling C$20 million at both January 29, 2005 and January 31, 2004, respectively. The maximum amount outstanding under our Canadian credit lines was C$4.6 million in fiscal 2006, C$6.8 million in fiscal 2005, and C$5.6 million in fiscal 2004. As of January 28, 2006, T.K. Maxx had a £2 million credit line to meet certain operating needs. The maximum amount outstanding in fiscal 2006 was £1.7 million on this line. There were no outstanding borrowings on either of these credit lines as of January 28, 2006.
       We believe that our current credit facilities are more than adequate to meet our operating needs. See Note C to the consolidated financial statements for further information regarding our long-term debt and available financing sources.

       Contractual obligations: As of January 28, 2006, we had payment obligations (including current installments) under long-term debt arrangements, leases for property and equipment and purchase obligations that will require cash outflows as follows (in thousands):

		Payments Due by Year

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Long-Term Contractual Obligations
Long-term debt obligations including estimated interest	$884,710	$24,231	$644,590	$215,889	$-
Operating lease commitments	5,035,904	766,622	1,413,553	1,147,319	1,708,410
Capital lease obligations	37,849	3,726	7,452	7,452	19,219
Purchase obligations	1,552,622	1,520,647	26,852	4,963	160

	$7,511,085	$2,315,226	$2,092,447	$1,375,623	$1,727,789

The long-term debt obligations above includes estimated interest costs and assumes that all holders of the zero coupon convertible subordinated notes exercise their put option in fiscal 2008. The note holders also have a put option available to them in fiscal 2014. If none of the put options are exercised and the notes are not redeemed or converted, the notes will mature in fiscal 2022. The effect of the interest rate swap agreements was estimated based on their values as of January 28, 2006.
       The lease commitments in the above table are for minimum rent and do not include costs for insurance, real estate taxes and common area maintenance costs that we are obligated to pay. These costs were approximately one-third of the total minimum rent for the fiscal year ended January 28, 2006.
       Our purchase obligations consist of purchase orders for merchandise; purchase orders for capital expenditures, supplies and other operating needs; commitments under contracts for maintenance needs and other services; and commitments under executive employment agreements. We excluded long-term agreements for services and operating needs that can be cancelled without penalty.
       We also have long-term liabilities which includes $138.7 million for employee compensation and benefits, most of which will come due beyond five years, derivative contracts of approximately $100 million, the majority of which comes due in fiscal 2010 and $133.2 million for accrued rent, the cash flow requirements of which are included in the lease commitments in the above table.
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
       Retirement obligations: Retirement costs are accrued over the service life of an employee and represent in the aggregate obligations that will ultimately be settled far in the future and are therefore subject to estimates. We are required to make assumptions regarding variables, such as the discount rate for valuing pension obligations and the long-term rate of return assumed to be earned on pension assets, both of which impact the net periodic pension cost for the period. The discount rate, which we determine annually based on market interest rates, has dropped over the past several years and our actual returns on pension assets for fiscal 2006 and for several years prior to fiscal 2004 were considerably less than our expected returns. These two factors can have a considerable impact on the annual cost of retirement benefits and in recent years have had an unfavorable effect on the funded status of our qualified pension plan. We have made contributions of $82.5 million, which exceeded the minimum required, over the last three years to largely restore the funded status of our plan.
       Casualty insurance: TJX’s casualty insurance program requires TJX to estimate the total claims it will incur as a component of its annual insurance cost. The estimated claims are developed, with the assistance of an actuary, based on historical experience and other factors. These estimates involve significant estimates and assumptions and actual results could differ from these estimates. If TJX’s estimate for the claims component of its casualty insurance expense for fiscal 2006 were to change by 10%, the fiscal 2006 pre-tax cost would increase or decrease by approximately $5.5 million. A large portion of these claims are funded with a non-refundable payment during the policy year, offsetting our estimated claims accrual. The company has a net accrual of $34.7 million for the unfunded portion of its casualty insurance program as of January 28, 2006.
       Accounting for taxes: Like many large corporations, we are regularly under audit by the United States federal, state, local or foreign tax authorities in the areas of income taxes and the remittance of sales and use taxes. In evaluating the potential exposure associated with the various tax filing positions, we accrue charges for possible exposures. Based on the annual evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for possible exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial period might be materially impacted. The Internal Revenue Service has examined the fiscal years ended January 2000 through January 2003 and several proposed adjustments are under appeal. We also have various state and foreign tax examinations in process.
RECENT ACCOUNTING PRONOUNCEMENTS
       In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (SFAS No. 123R) which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards on the grant date (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). TJX adopted this standard in the fourth quarter of fiscal 2006 and elected the modified retrospective transition method. Accordingly all prior periods have been adjusted to reflect the impact of SFAS No. 123R in amounts equal to the pro forma results presented in the notes to consolidated financial statements.
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
       In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of

APB 29 and replaces it with an exception for exchanges that do not have commercial substance. We adopted SFAS No. 153 in the second quarter of fiscal 2006 which did not have a material impact on our financial statements.
       In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, and FASB Statement No. 3. SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle. The Statement requires retrospective application of a voluntary change in accounting principle to prior period financial statements rather than recording the cumulative effect of the change in net earnings in the current period. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005 (fiscal 2007 for TJX). We do not expect the adoption of SFAS No. 154 to have a material effect on our results of operations, financial condition or cash flows.
       In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF 05-06 did not have a material impact on our results of operations or financial condition.
       Financial Accounting Standards Board Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” was issued in March 2005. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This Interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. We have determined that conditional legal obligations exist for certain of our leased facilities, primarily our distribution centers. The asset retirement obligation and the annual cost reflected in these financials is immaterial.
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
       We are also subject to interest rate risk under the terms of our revolving credit line, which has variable rate of interest. The impact on our future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings.
       In addition, the assets of our qualified pension plan, a large portion of which is invested in equity securities, are subject to the risks and uncertainties of the public stock market. We allocate the pension assets in a manner that attempts to minimize and control our exposure to these market uncertainties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
       We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Notes A and D to the consolidated financial statements, we hedge a significant portion of our net investment in foreign operations; intercompany transactions with these operations; and certain merchandise purchase commitments incurred by these operations; with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures; most of these gains and losses are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 28, 2006, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
       Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by the Company. We occasionally enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions.
       We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year. As of January 28, 2006, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       The information required by this item may be found on pages F-1 through F-35 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
       Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
       The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be filed in this annual report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
       Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 28, 2006 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 28, 2006.
       PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of The TJX Companies, Inc., has audited management’s assessment of our internal control over financial reporting as of January 28, 2006, as stated in their report which is included herein.

(c)	Attestation Report of the Independent Registered Public Accounting Firm
       Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION
       None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 28, 2006. The information required by this Item and not given in Item 4A, under the caption “Executive Officers of the Registrant,” will appear under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated in this item by reference.

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
       The following table provides certain information as of January 28, 2006 with respect to our equity compensation plans:
Equity Compensation Plan Information

	(a)		(c)
	Number of securities to	(b)	Number of securities remaining
	be issued upon exercise	Weighted-average exercise	available for future issuance under
	of outstanding options,	price of outstanding	equity compensation plans
Plan Category	warrants and rights	options, warrants and rights	(excluding securities reflected in (a))

Equity compensation plans approved by security holders	47,902,352	$18.97	27,152,922
Equity compensation plans not approved by security holders (1)	N/A	N/A	N/A

Total	47,902,352	$18.97	27,152,922

(1)	All equity compensation plans have been approved by shareholders.
       For additional information concerning our equity compensation plans, see Note F to our consolidated financial statements, on page F-18.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules
       For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.
Schedule II - Valuation and Qualifying Accounts

	Balance	Amounts	Write-Offs	Balance
	Beginning of	Charged to	Against	End of
(In Thousands)	Period	Net Income	Reserve	Period

Sales Return Reserve:
Fiscal Year Ended January 28, 2006	$13,162	$823,357	$822,418	$14,101

Fiscal Year Ended January 29, 2005	$11,596	$825,795	$824,229	$13,162

Fiscal Year Ended January 31, 2004	$10,201	$772,199	$770,804	$11,596

Discontinued Operations Reserve:
Fiscal Year Ended January 28, 2006	$12,365	$8,509	$5,893	$14,981

Fiscal Year Ended January 29, 2005	$17,518	$2,254	$7,407	$12,365

Fiscal Year Ended January 31, 2004	$55,361	$-	$37,843	$17,518

Casualty Insurance Reserve:
Fiscal Year Ended January 28, 2006	$26,434	$62,064	$53,791	$34,707

Fiscal Year Ended January 29, 2005	$15,877	$58,045	$47,488	$26,434

Fiscal Year Ended January 31, 2004	$9,465	$44,531	$38,119	$15,877

(b)	Exhibits
       Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
No.		Description of Exhibit

3(i)	.1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed for the quarter ended July 28, 2005.

3(ii)	.1	The by-laws of TJX, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 10-Q filed for the quarter ended July 28, 2005.

4.1		Indenture between TJX and The Bank of New York dated as of February 13, 2001, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on May 9, 2001.
		Each other instrument relates to long-term debt securities the total amount of which does not exceed 10% of the total assets of TJX and its subsidiaries on a consolidated basis. TJX agrees to furnish to the Securities and Exchange Commission copies of each such instrument not otherwise filed herewith or incorporated herein by reference.

10.1		4-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 6, 2005.

Exhibit
No.	Description of Exhibit

10.2	5-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 6, 2005.

10.3	The Employment Agreement dated as of June 3, 2003 between Edmond J. English and the Company is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 26, 2003. The Letter Agreement dated September 13, 2005 between Edmond J. English and the Company is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed September 16, 2005.*

10.4	The Employment Agreement dated as of June 3, 2003 between Bernard Cammarata and the Company is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 2003. The Letter Agreement dated November 14, 2005 amending the Employment Agreement between Bernard Cammarata and the Company is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on November 14, 2005. The Amendment dated as of March 7, 2006 to the Employment Agreement dated as of June 3, 2003 with Bernard Cammarata, as amended, in incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed March 8, 2006.*

10.5	The Employment Agreement dated as of April 5, 2005 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on April 7, 2005. The Letter Agreement dated September 7, 2005 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed for the quarter ended October 29, 2005. The Amendment dated as of March 7, 2006 to the Employment Agreement dated as of April 5, 2005 with Donald G. Campbell, as amended, is incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed March 8, 2006.*

10.6	The Employment Agreement dated as of October 17, 2005 with Carol Meyrowitz is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on October 12, 2005. The Amendment dated as of March 7, 2006 to the Employment Agreement dated as of October 17, 2005 with Carol Meyrowitz, is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed March 8, 2006.*

10.7	The Employment Agreement dated as of April 5, 2005 with Arnold Barron is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2005. The Letter Agreement dated September 7, 2005 with Arnold Barron is incorporated herein by reference to Exhibit 10.6 to the Form 10-Q filed for the quarter ended October 29, 2005. The Letter Agreement dated October 17, 2005 with Arnold Barron is incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed for the quarter ended October 29, 2005. The Amendment dated as of March 7, 2006 to the Employment Agreement dated as of April 5, 2005 with Arnold Barron, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed March 8, 2006.*

10.8	The Employment Agreement dated as of April 5, 2005 with Alexander Smith is incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 7, 2005. The Letter Agreement dated September 7, 2005 with Alexander Smith is incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed for the quarter ended October 29, 2005. The Letter Agreement dated October 17, 2005 with Alexander Smith is incorporated herein by reference to Exhibit 10.10 to the Form 10-Q filed for the quarter ended October 29, 2005. The Amendment dated as of March 7, 2006 to the Employment Agreement dated as of April 5, 2005 with Alexander Smith, as amended, is incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed March 8, 2006.*

10.9	The Separation Agreement dated October 14, 2005 with Peter Maich is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed October 19, 2005.*

10.10	The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997. *

10.11	The Stock Incentive Plan, as amended and restated through June 1, 2004, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 31, 2004. The related First Amendment to the Stock Incentive Plan is filed herewith. *

10.12	The Form of a Non-Qualified Stock Option Certificate Granted Under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 2004.*

Exhibit
No.	Description of Exhibit

10.13	The Form of a Performance-Based Restricted Stock Award Granted Under Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 31, 2004.*

10.14	The Form of a Performance-Based Restricted Stock Award Granted Under Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 17, 2005.*

10.15	Description of Director Compensation Arrangements is filed herewith.*

10.16	The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997. Amendment to Long Range Performance Incentive Plan adopted on September 7, 2005 is incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed for the fiscal quarter ended October 29, 2005. *

10.17	The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The related Second Amendment, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The related Third and Fourth Amendments are filed herewith. *

10.18	The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. The 2005 Restatement to the Supplemental Executive Retirement Plan is filed herewith. *

10.19	The Executive Savings Plan and related Amendments No. 1 and No. 2, effective as of October 1, 1998, is incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the fiscal year ended January 30, 1999. The related Third and Fourth Amendments are filed herewith. *

10.20	The Restoration Agreement and related letter agreement regarding conditional reimbursement dated December 31, 2002 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 25, 2003. *

10.21	The form of Indemnification Agreement between TJX and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

10.22	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.23	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *

10.24	The Trust Agreement for Executive Savings Plan dated as of January 1, 2005 between TJX and Wells Fargo Bank, N.A. is incorporated by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended January 29, 2005. *

10.25	The Distribution Agreement dated as of May 1, 1989 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to TJX’s Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.

10.26	The Indemnification Agreement dated as of April 18, 1997 by and between TJX and BJ’s Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.

14	Code of Ethics: TJX’s Code of Ethics for TJX Executives is incorporated herein by reference to Exhibit 14 to the Form 10-K filed for the fiscal year ended January 25, 2003.

21	Subsidiaries:
A list of the Registrant’s subsidiaries is filed herewith.

23	Consents of Independent Registered Public Accounting Firm

Exhibit
No.	Description of Exhibit

The Consent of PricewaterhouseCoopers LLP is filed herewith.

24	Power of Attorney:
The Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

/s/ JEFFREY G. NAYLOR

Jeffrey G. Naylor
Senior Executive Vice President - Finance
Dated: March 29, 2006
       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ BERNARD CAMMARATA Bernard Cammarata, Acting Principal Executive Officer and Director		/s/ JEFFREY G. NAYLOR Jeffrey G. Naylor, Senior Executive Vice President - Finance, Principal Financial and Accounting Officer

DAVID A. BRANDON* David A. Brandon, Director		RICHARD G. LESSER* Richard G. Lesser, Director

GARY L. CRITTENDEN* Gary L. Crittenden, Director		JOHN F. O’BRIEN* John F. O’Brien, Director

GAIL DEEGAN* Gail Deegan, Director		ROBERT F. SHAPIRO* Robert F. Shapiro, Director

DENNIS F. HIGHTOWER* Dennis F. Hightower, Director		WILLOW B. SHIRE* Willow B. Shire, Director

AMY B. LANE* Amy B. Lane, Director		FLETCHER H. WILEY* Fletcher H. Wiley, Director

	*BY:	/s/ JEFFREY G. NAYLOR Jeffrey G. Naylor as attorney-in-fact
Dated: March 29, 2006

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders of The TJX Companies, Inc:
We have completed integrated audits of The TJX Companies, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of January 28, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries (the “Company”) at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note F to the consolidated financial statements, the Company has adjusted its financial statements to reflect the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” for all periods presented.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
Boston, Massachusetts
March 27, 2006

Consolidated Statements of Income

	Fiscal Year Ended

Amounts In Thousands	January 28,	January 29,	January 31,
Except Per Share Amounts	2006	2005	2004

			(53 Weeks)
Net sales	$16,057,935	$14,913,483	$13,327,938
Cost of sales, including buying and occupancy costs	12,295,016	11,398,656	10,101,279
Selling, general and administrative expenses	2,723,960	2,500,119	2,212,669
Interest expense, net	29,632	25,757	27,252

Income before provision for income taxes	1,009,327	988,951	986,738
Provision for income taxes	318,904	379,252	377,326

Net income	$690,423	$609,699	$609,412

Basic earnings per share:
Net income	$1.48	$1.25	$1.20
Weighted average common shares - basic	466,537	488,809	508,359

Diluted earnings per share:
Net income	$1.41	$1.21	$1.16
Weighted average common shares - diluted	491,500	509,661	531,301
Cash dividends declared per share	$.24	$.18	$.14
Prior periods have been adjusted to reflect the effect of adopting SFAS 123(R). See Note A to consolidated financial statements.
The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets

	January 28,	January 29,
In Thousands	2006	2005

Assets
Current assets:
Cash and cash equivalents	$465,649	$307,187
Accounts receivable, net	140,747	119,611
Merchandise inventories	2,365,861	2,352,032
Prepaid expenses and other current assets	158,624	126,290
Current deferred income taxes, net	9,246	-

Total current assets	3,140,127	2,905,120

Property at cost:
Land and buildings	260,556	261,778
Leasehold costs and improvements	1,493,747	1,332,580
Furniture, fixtures and equipment	2,177,614	1,940,178

	3,931,917	3,534,536
Less accumulated depreciation and amortization	1,941,020	1,697,791

	1,990,897	1,836,745

Property under capital lease, net of accumulated amortization of $10,423 and $8,190, respectively	22,149	24,382
Non-current deferred income taxes, net	6,395	-
Other assets	153,312	125,463
Goodwill and tradenames, net of accumulated amortization	183,425	183,763

Total Assets	$5,496,305	$5,075,473

Liabilities
Current liabilities:
Current installments of long-term debt	$-	$99,995
Obligation under capital lease due within one year	1,712	1,581
Accounts payable	1,313,472	1,276,035
Current deferred income taxes, net	-	2,354
Accrued expenses and other current liabilities	936,667	824,147

Total current liabilities	2,251,851	2,204,112

Other long-term liabilities	544,650	466,786
Non-current deferred income taxes, net	-	59,479
Obligation under capital lease, less portion due within one year	24,236	25,947
Long-term debt, exclusive of current installments	782,914	572,593
Commitments and contingencies	-	-
Shareholders’ Equity
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 460,967,060 and 480,699,154 shares, respectively	460,967	480,699
Additional paid-in capital	-	-
Accumulated other comprehensive income (loss)	(44,296)	(26,245)
Retained earnings	1,475,983	1,292,102

Total shareholders’ equity	1,892,654	1,746,556

Total Liabilities and Shareholders’ Equity	$5,496,305	$5,075,473

Prior periods have been adjusted to reflect the effect of adopting SFAS 123(R). See Note A to consolidated financial statements.
The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended

	January 28,	January 29,	January 31,
In Thousands	2006	2005	2004

			(53 Weeks)
Cash flows from operating activities:
Net income	$690,423	$609,699	$609,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314,285	279,059	238,385
Property disposals	10,600	4,908	5,679
Amortization of stock compensation expense	91,190	100,121	91,797
Excess tax benefits from stock compensation expense	-	(3,022)	(2,552)
Deferred income tax provision	(88,245)	22,758	62,747
Changes in assets and liabilities:
(Increase) in accounts receivable	(20,997)	(27,731)	(11,818)
(Increase) in merchandise inventories	(8,772)	(390,655)	(310,673)
(Increase) decrease in prepaid expenses and other current assets	(35,197)	35,912	(51,413)
Increase in accounts payable	35,010	305,344	118,832
Increase (decrease) in accrued expenses and other liabilities	163,362	154,282	(11,663)
Increase in income taxes payable	7,903	3,314	34,298
Other, net	(1,543)	(17,180)	(5,083)

Net cash provided by operating activities	1,158,019	1,076,809	767,948

Cash flows from investing activities:
Property additions	(495,948)	(429,133)	(409,037)
Proceeds from sale of property	9,688	-	-
Acquisition of Bob’s Stores, net of cash acquired	-	-	(57,138)
Proceeds from repayments on note receivable	652	652	606

Net cash (used in) investing activities	(485,608)	(428,481)	(465,569)

Cash flows from financing activities:
Principal payments on long-term debt	(100,000)	(5,002)	(15,000)
Payments on capital lease obligation	(1,580)	(1,460)	(1,348)
Proceeds from sale and issuance of common stock	102,438	96,861	59,159
Proceeds from borrowings of long-term debt	204,427	-	-
Cash payments for repurchase of common stock	(603,739)	(594,580)	(520,746)
Excess tax benefits from stock compensation expense	-	3,022	2,552
Cash dividends paid	(105,251)	(83,418)	(68,889)

Net cash (used in) financing activities	(503,705)	(584,577)	(544,272)

Effect of exchange rate changes on cash	(10,244)	(2,967)	(4,034)

Net increase (decrease) in cash and cash equivalents	158,462	60,784	(245,927)
Cash and cash equivalents at beginning of year	307,187	246,403	492,330

Cash and cash equivalents at end of year	$465,649	$307,187	$246,403

Prior periods have been adjusted to reflect the effect of adopting SFAS 123(R). See Note A to consolidated financial statements.
The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock			Accumulated
			Additional	Other
		Par	Paid-In	Comprehensive	Retained
In Thousands	Shares	Value $1	Capital	Income (Loss)	Earnings	Total

	(In thousands)
Balance, January 25, 2003	520,515	$520,515	$-	$(3,164)	$944,845	$1,462,196
Comprehensive income:
Net income	-	-	-	-	609,412	609,412
Gain due to foreign currency translation adjustments	-	-	-	14,323	-	14,323
(Loss) on hedge contracts	-	-	-	(24,743)	-	(24,743)

Total comprehensive income						598,992
Cash dividends declared on common stock	-	-	-	-	(70,745)	(70,745)
Restricted stock awards granted	600	600	(600)	-	-	-
Amortization of unearned stock compensation	-	-	91,797	-	-	91,797
Issuance of common stock under stock incentive plans and related tax effect	4,890	4,890	55,192	-	-	60,082
Common stock repurchased	(26,823)	(26,823)	(146,389)	-	(342,057)	(515,269)

Balance, January 31, 2004	499,182	499,182	-	(13,584)	1,141,455	1,627,053
Comprehensive income:
Net income	-	-	-	-	609,699	609,699
(Loss) due to foreign currency translation adjustments	-	-	-	(10,681)	-	(10,681)
Gain on net investment hedge contracts	-	-	-	3,759	-	3,759
(Loss) on cash flow hedge contract	-	-	-	(19,652)	-	(19,652)
Amount of cash flow hedge reclassified from other comprehensive income to net income	-	-	-	13,913	-	13,913

Total comprehensive income						597,038
Cash dividends declared on common stock	-	-	-	-	(87,578)	(87,578)
Restricted stock awards granted	220	220	(220)	-	-	-
Amortization of unearned stock compensation	-	-	100,121	-	-	100,121
Issuance of common stock under stock incentive plans and related tax effect	6,447	6,447	91,398	-	-	97,845
Common stock repurchased	(25,150)	(25,150)	(191,299)	-	(371,474)	(587,923)

Balance, January 29, 2005	480,699	480,699	-	(26,245)	1,292,102	1,746,556
Comprehensive Income:
Net Income	-	-	-	-	690,423	690,423
(Loss) due to foreign currency translation adjustments	-	-	-	(32,563)	-	(32,563)
Gain on net investment hedge contracts	-	-	-	14,981	-	14,981
(Loss) on cash flow hedge contract	-	-	-	(14,307)	-	(14,307)
Amount of cash flow hedge reclassified from other comprehensive income to net income	-	-	-	13,838	-	13,838

Total comprehensive income						672,372
Cash dividends declared on common stock	-	-	-	-	(111,278)	(111,278)
Restricted stock awards granted	377	377	(377)	-	-	-
Amortization of unearned stock compensation	-	-	91,190	-	-	91,190
Issuance of common stock under stock incentive plans and related tax effect	5,775	5,775	88,041	-	-	93,816
Common stock repurchased	(25,884)	(25,884)	(178,854)	-	(395,264)	(600,002)

Balance, January 28, 2006	460,967	$460,967	$-	$(44,296)	$1,475,983	$1,892,654

Prior periods have been adjusted to reflect the effect of adopting SFAS 123(R). See Note A to consolidated financial statements.
The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

A.	Summary of Accounting Policies
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
       Fiscal Year: TJX’s fiscal year ends on the last Saturday in January. The fiscal year ended January 31, 2004 (“fiscal 2004”) included 53 weeks. The fiscal years ended January 28, 2006 (“fiscal 2006”) and January 29, 2005 (“fiscal 2005”) each included 52 weeks.
       Earnings Per Share: All earnings per share amounts discussed refer to diluted earnings per share unless otherwise indicated.
       Adoption of New Accounting Pronouncements: In the fourth quarter of fiscal 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). We adopted SFAS 123(R) using the modified retrospective transition method. The modified retrospective transition method requires that compensation cost be recognized beginning with the date of adoption of SFAS 123 (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date of SFAS 123(R) that remain unvested on the date of adoption. The modified retrospective transition method also allowed companies to adjust all prior periods to the amounts previously recognized under pro forma disclosures for all prior years for which SFAS 123 was effective. Accordingly, all previously reported results included in these financial statements have been adjusted to reflect the effect of adopting SFAS 123(R). See Note F for a detailed discussion of our stock-based compensation and our adoption of SFAS 123(R).
       Lease Accounting: During fiscal 2005, we recorded a one-time non-cash charge to conform our accounting policies to generally accepted accounting principles related to the timing of rent expense for certain leased locations. Previously, we began recording rent expense at the time a store opened and the lease term commenced as specified in the lease. Beginning in the fourth quarter of fiscal 2005, we record rent expense when we take possession of a store, which occurs before the commencement of the lease term, as specified in the lease, and generally 30 to 60 days prior to the opening of the store. This will result in an acceleration of the commencement of rent expense for each lease, as we record rent expense during the pre-opening period, but a reduction in monthly rent expense, as the total rent due under the lease is amortized over a greater number of months.
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
       Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives layaway merchandise. Proceeds from the sale of gift cards are deferred until the customer uses the gift card to acquire merchandise. Based on historical experience we estimate the amount of gift cards that will not be redeemed and, to the extent allowed by local law, these amounts are amortized into income over the redemption period.
       Consolidated Statements of Income Classifications: Cost of sales, including buying and occupancy costs, include the cost of merchandise sold and gains and losses on inventory-related derivative contracts; store occupancy costs (including real estate taxes, utility and maintenance costs, and fixed asset depreciation); the costs of operating our distribution centers; payroll, benefits and travel costs directly associated with buying inventory; and systems costs related to the buying and tracking of inventory.
       Selling, general and administrative expenses include store payroll and benefit costs; communication costs; credit and check expenses; advertising; administrative and field management payroll, benefits and travel costs; corporate administrative costs and depreciation; gains and losses on non-inventory related foreign currency exchange contracts and other gains or losses; and expense items.
       Cash and Cash Equivalents: TJX generally considers highly liquid investments with an initial maturity of three months or less to be cash equivalents. Our investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks. The fair value of cash equivalents approximates carrying value.
       Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories on the first-in first-out basis. We almost exclusively utilize a permanent markdown strategy and lower the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in our stores. Effective with the third quarter ended October 30, 2004, we have begun to accrue for inventory obligations at the time inventory is shipped rather than when received and accepted by TJX. At January 28, 2006 and January 29, 2005, the amount of in-transit inventory included in merchandise inventories on the balance sheet was $340.6 and $236.9 million, respectively. A comparable amount is reflected in accounts payable.
       Common Stock and Equity: TJX’s equity transactions consist primarily of the repurchase of our common stock under our stock repurchase program and the issuance of common stock under our stock incentive plan. Under the stock repurchase program we repurchase our common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par first charged against any available additional paid-in capital (“APIC”) and the balance charged to retained earnings. Due to the high volume of repurchases over the past several years we have no remaining balance in APIC. All shares repurchased have been retired.
       Shares issued under our stock incentive plan are generally issued from authorized but previously unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to additional paid-in capital(“APIC”). Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets to the extent that an asset for the related grant has been created. Any tax benefit greater than the deferred tax asset created at the time of expensing the option is credited to APIC; any deficiency in the tax benefit is debited to APIC to the extent a ’pool’ for such deficiency exists. In the absence of a pool any deficiency is realized in the related periods’ statements of income through the provision for income taxes. The excess income tax benefits, if any, are included in cash flows from financing activities in the statements of cash flows. The par value of restricted stock awards is also added to common stock when the stock is issued, generally at grant date. The fair value of the award, in excess of par value, is added to APIC as the award is amortized into earnings over the related vesting period.

       Stock-Based Compensation: For purposes of applying the provisions of SFAS No. 123(R), the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. See Note F for a detailed discussion of stock-based compensation.
       Interest: TJX’s interest expense, net was $29.6 million, $25.8 million and $27.3 million in fiscal 2006, 2005 and 2004 respectively. Interest expense is presented net of interest income of $9.4 million, $7.7 million and $6.5 million in fiscal 2006, 2005 and 2004, respectively. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. No interest was capitalized in fiscal 2006 or 2005. We capitalized interest of $1.0 million in fiscal 2004. Debt discount and related issue expenses are amortized to interest expense over the lives of the related debt issues or to the first date the holders of the debt may require TJX to repurchase such debt.
       Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property by the use of the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $307.7 million for fiscal 2006, $268.0 million for fiscal 2005, and $227.3 million for fiscal 2004. Amortization expense for property held under a capital lease was $2.2 million in fiscal 2006, 2005 and 2004. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over three to ten years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in net income. Pre-opening costs, including rent, are expensed as incurred.
       Impairment of Long-Lived Assets: TJX periodically reviews the value of its property and intangible assets in relation to the current and expected operating results of the related business segments in order to assess whether there has been an other than temporary impairment of their carrying values. An impairment exists when the undiscounted cash flow of an asset is less than the carrying cost of that asset. Store by store impairment analysis is performed, at a minimum on an annual basis, in the fourth quarter of a fiscal year.
       Goodwill and Tradename: Goodwill is primarily the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain which is included in the Marmaxx segment at January 28, 2006, January 29, 2005 and January 31, 2004. In addition, goodwill includes the excess of cost over the estimated fair market value of the net assets of Winners acquired by TJX in fiscal 1991.
       Goodwill, net of amortization, totaled $72.0 million, $71.8 million and $71.4 million as of January 28, 2006, January 29, 2005 and January 31, 2004, respectively, and through January 26, 2002 was being amortized over 40 years on a straight-line basis. There was no amortization of goodwill in fiscal 2006, 2005 or 2004. Cumulative amortization was $33.1 million as of January 28, 2006, $33.0 million at January 29, 2005, and $32.9 million at January 31, 2004. Changes in goodwill cost and accumulated amortization are attributable to the effect of exchange rate changes on Winners reported goodwill.
       Tradenames include the values assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 when we acquired the Marshalls chain, and to the name “Bob’s Stores” acquired by TJX in December 2003 when we acquired substantially all of the assets of Bob’s Stores (see note B to the consolidated financial statements). These values were determined by the discounted present value of assumed after-tax royalty payments, offset by a reduction for their pro-rata share of negative goodwill.
       The Marshalls tradename, net of accumulated amortization prior to the implementation of SFAS No. 142 in fiscal 2003, is carried at a value of $107.7 million, and is considered to have an indefinite life and, accordingly, is no longer amortized. The Bob’s Stores tradename, pursuant to the purchase accounting method, was valued at $4.8 million which is being amortized over 10 years. Amortization expense of $477,000, $483,000 and $33,000 was recognized in fiscal 2006, 2005 and 2004, respectively. Cumulative amortization as of January 28, 2006, January 29, 2005 and January 31, 2004 was $993,000, $516,000 and $33,000, respectively.

       The Company occasionally acquires other trademarks in connection with private label merchandise. Such trademarks are included in other assets and are amortized to cost of sales, including buying and occupancy costs, over the term of the agreement generally from 7 to 10 years. Amortization expense related to trademarks was $492,000, $492,000, and $519,000 in fiscal 2006, 2005 and 2004, respectively. The Company had $2.2 million, $2.7 million and $3.0 million in trademarks, net of accumulated amortization, at January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Trademarks and the related amortization are included in the related operating segment for which they were acquired.
       An impairment analysis is performed for goodwill and tradenames, at a minimum on an annual basis, in the fourth quarter of a fiscal year. No impairments have been recorded on these assets to date.
       Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $206.1 million, $188.0 million, and $148.4 million for fiscal 2006, 2005 and 2004, respectively.
       Foreign Currency Translation: TJX’s foreign assets and liabilities are translated at the fiscal year end exchange rate. Activity of the foreign operations that affect the statements of income and cash flows are translated at the average exchange rates prevailing during the fiscal year. The translation adjustments associated with the foreign operations are included in shareholders’ equity as a component of accumulated other comprehensive income (loss). Cumulative foreign currency translation adjustments included in shareholders’ equity amounted to a loss of $23.6 million, net of related tax effect of $6.2 million, as of January 28, 2006; a gain of $8.9 million, net of related tax effect of $11.0 million, as of January 29, 2005; and a gain of $21.4 million, net of related tax effect of $16.3 million, as of January 31, 2004.
       Derivative Instruments and Hedging Activity: TJX enters into financial instruments to manage our cost of borrowing and to manage our exposure to changes in foreign currency exchange rates. The Company recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, ultimately offset by a similar gain or loss on the underlying item being hedged. Cumulative gains and losses on derivatives that have hedged our net investment in foreign operations and deferred gains and losses on cash flow hedges that have been recorded in other comprehensive income amounted to a loss of $20.7 million, net of related tax effects of $13.8 million at January 28, 2006; a loss of $35.1 million, net of related tax effects of $23.4 million as of January 29, 2005; and a loss of $35.0 million, net of related tax effects of $23.3 million as of January 31, 2004.
       New Accounting Standards: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS No. 123(R)) which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards on the grant date (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). TJX adopted this standard in the fourth quarter of fiscal 2006 and elected the modified retrospective transition method. Accordingly, all prior periods have been adjusted to reflect the impact of SFAS No. 123 in amounts equal to the pro forma results presented in the previously reported notes to consolidated financial statements.
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
       In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which changes the guidance in Accounting Principles Board Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We adopted SFAS No. 153 in the second quarter of fiscal 2006 which did not have a material impact on our financial results.

       In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, and FASB Statement No. 3. SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle. The Statement requires retrospective application of a voluntary change in accounting principle to prior period financial statements rather than recording the cumulative effect of the change in net earnings in the current period. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005 (TJX’s fiscal 2007). We do not expect the adoption of SFAS No. 154 to have a material effect on our results of operations, financial condition or cash flows.
       In June 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF 05-06 did not have a material impact on our results of operations or financial condition.
       Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” was issued in March 2005. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This Interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. We have determined that conditional legal obligations exist for certain of our leased facilities, primarily our distribution centers. The asset retirement obligation and the annual cost reflected in these financials is immaterial.

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

In Thousands	As of December 24, 2003

Current assets	$37,310
Property and equipment	23,529
Intangible assets	16,064

Total assets acquired	76,903

Current liabilities	19,288

Total liabilities assumed	19,288

Net assets acquired	$57,615

       The intangible assets include $11.0 million assigned to favorable leases, which is being amortized over the related lease terms, and includes $4.8 million for the value of the tradename “Bob’s Stores,” which is being amortized over 10 years.
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
       The table below presents long-term debt, exclusive of current installments, as of January 28, 2006 and January 29, 2005. All amounts are net of unamortized debt discounts. Capital lease obligations are separately presented in Note E.

	January 28,	January 29,
In Thousands	2006	2005

General corporate debt:
7.45% unsecured notes, maturing December 15, 2009 (effective interest rate of 7.50% after reduction of unamortized debt discount of $247 and $311 in fiscal 2006 and 2005, respectively)	$199,753	$199,689
Market value adjustment to debt hedged with interest rate swap	(4,574)	(2,851)
C$235 Non revolving term credit facility due January 12, 2009 (interest rate at Canadian Dollar Banker’s Acceptance rate plus .35%)	204,427	-

Total general corporate debt	399,606	196,838

Subordinated debt:
Zero coupon convertible subordinated notes due February 13, 2021, after reduction of unamortized debt discount of $134,189 and $141,742 in fiscal 2006 and 2005, respectively	383,308	375,755

Total subordinated debt	383,308	375,755

Long-term debt, exclusive of current installments	$782,914	$572,593

       The aggregate maturities of long-term debt, exclusive of current installments at January 28, 2006 are as follows:

Long
Term
In Thousands	Debt

Fiscal Year
2008	$383,308
2009	204,427
2010	199,753
2011	-
Later years	-
Deferred (loss) on settlement of interest rate swap and fair value adjustments on hedged debt, net	(4,574)

Aggregate maturities of long-term debt, exclusive of current installments	$782,914

       The above maturity table assumes that all holders of the zero coupon convertible subordinated notes exercise their put option in fiscal 2008. The note holders also have a put option available to them in fiscal 2014. Any of the notes on which put options are not exercised, redeemed or converted will mature in fiscal 2022.
       In January 2006, we entered into a C$235.0 million non revolving term credit facility (through our Canadian division, Winners), due in January, 2009. This debt is guaranteed by TJX. Interest is payable on borrowings under this facility at rates equal to, or less than Canadian prime rate. The variable rate on this note was 3.96% at January 28, 2006. The proceeds were used to fund the repatriation of earnings from our Canadian division as well as other general corporate purposes of this division.
       In February 2001, TJX issued $517.5 million zero coupon convertible subordinated notes due in February 2021 and raised gross proceeds of $347.6 million. The issue price of the notes represents a yield to maturity of 2% per year. Due to provisions of the first put option on February 13, 2002, we amortized the debt discount assuming a 1.5% yield for fiscal 2002. The notes are subordinated to all existing and future senior indebtedness of TJX. The notes are convertible into 16.9 million shares of common stock of TJX if the sale price of our common stock reaches specified thresholds, if the credit rating of the notes is below investment grade, if the notes are called for redemption or if certain specified corporate transactions occur. The holders of the notes have the right to require us to purchase the notes for $391.7 million and $441.3 million on February 13, 2007 and 2013, respectively. The repurchase amounts represent original purchase price plus accrued original issue discount. We may pay the purchase price in cash, TJX stock or a combination of the two. If the holders exercise their put option, we expect to fund the payment with cash, financing from our short-term credit facility, new long-term borrowings or a combination thereof. At the put date on February 13, 2004, three of the notes were put to TJX. In addition, if a change in control of TJX occurs on or before February 13, 2007, each holder may require TJX to purchase for cash all or a portion of such holder’s notes. We may redeem for cash all, or a portion of, the notes at any time on or after February 13, 2007 for the original purchase price plus accrued original issue discount.
       The fair value of our general corporate debt, including current installments, is estimated by obtaining market value quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of our zero coupon convertible subordinated notes is estimated by obtaining market quotes. The fair value of general corporate debt, including current installments, at January 28, 2006 is $417.4 million versus a carrying value of $399.6 million. The fair value of the zero coupon convertible subordinated notes, as of January 28, 2006, is $437.3 million versus a carrying value of $383.3 million. These estimates do not necessarily reflect certain provisions or restrictions in the various debt agreements which might affect our ability to settle these obligations.
       In May 2005, we entered into a $500 million four-year revolving credit facility and a $500 million five-year revolving credit facility. These arrangements replaced our $370 million five-year revolving credit facility entered into in March 2002 and our $330 million 364-day revolving credit facility, which had been extended through July 15, 2005. The new agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. The revolving credit facilities are used as backup to our commercial paper program. As of January 28, 2006 there were no outstanding amounts under our credit facilities. The maximum amount of our U.S. short-term borrowings outstanding was $566.5 million during fiscal 2006, $5.0 million during fiscal 2005 and

$27.0 million during fiscal 2004. The weighted average interest rate on our U.S. short-term borrowings was 3.69% in fiscal 2006, 2.04% in fiscal 2005 and 1.09% in fiscal 2004.
       As of January 28, 2006, Winners had credit lines totaling C$20 million, including C$10 million to meet their operating needs and C$10 million for their letter of credit facility. There were credit lines totaling C$20 million at both January 28, 2006 and January 29, 2005. The maximum amount outstanding under our Canadian credit lines was C$4.6 million in fiscal 2006, C$6.8 million in fiscal 2005, and C$5.6 million in fiscal 2004. As of January 28, 2006, T.K. Maxx had a £2 million credit line to meet certain operating needs. The maximum amount outstanding under this credit line in fiscal 2006 was £1.7 million. There were no outstanding borrowings on either of these credit lines at January 28, 2006 or January 29, 2005.

D.	Financial Instruments
       TJX enters into financial instruments to manage our cost of borrowing and to manage our exposure to changes in foreign currency exchange rates.
       Interest Rate Contracts: In December 1999, prior to the issuance of the $200 million ten-year notes, TJX entered into a rate-lock agreement to hedge the underlying treasury rate of notes. The cost of this agreement has been deferred and is being amortized to interest expense over the term of the notes and results in an effective fixed rate of 7.60% on this debt. During fiscal 2004, TJX entered into interest rate swaps on $100 million of the $200 million ten-year notes effectively converting the interest on that portion of the unsecured notes from fixed to a floating rate of interest indexed to the six-month LIBOR rate. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these swaps, TJX pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair value hedges of the underlying debt. The fair value of the contracts, excluding the net interest accrual, amounted to a liability of $4.6 million, $2.9 million and $3.1 million as of January 28, 2006, January 29, 2005 and January 31, 2004, respectively. The valuation of the swaps results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $4.6 million in fiscal 2006, $2.9 million in fiscal 2005 and was reduced by $3.1 million in fiscal 2004. The average effective interest rate, on the $100 million of the 7.45% unsecured notes to which the swaps apply, was approximately 8.30% in fiscal 2006, 6.45% in fiscal 2005 and 5.30% in fiscal 2004.
       During fiscal 2006, concurrent with the issuance of the C$235 million three-year note, TJX entered an interest rate swap on the entire principal amount of the note converting the interest on the note from floating to a fixed rate of interest at approximately 4.136%. The maturity date of the interest rate swap coincides with the maturity date of the underlying debt. Under this swap, TJX pays a specified fixed interest rate and receives the floating rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as an adjustment to the interest expense accrued on the floating-rate debt. The interest rate swap is designated as a cash flow hedge of the underlying debt. The fair value of the contract, excluding the net interest accrual, amounted to an asset of $95,000 (C$110,000) as of January 28, 2006. The valuation of the swap results in an offsetting adjustment to other comprehensive income. The average effective interest rate, on the note to which the swap applies, was approximately 4.52% in fiscal 2006.
       Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain an economic hedge on firm U.S. dollar and Euro merchandise purchase commitments made by its foreign subsidiaries, T. K. Maxx (United Kingdom) and Winners (Canada). These commitments are typically six months or less in duration. The contracts outstanding at January 28, 2006 cover certain commitments for the first quarter of fiscal 2007. TJX elected not to apply hedge accounting rules to these contracts. The change in the fair value of these contracts resulted in expense of $2.5 million in fiscal 2006, income of $1.8 million in fiscal 2005 and income of $1.1 million in fiscal 2004. TJX also enters into forward foreign currency exchange contracts to obtain an economic hedge on certain foreign intercompany payables, primarily license fees, for which we elected not to apply hedge accounting rules. There were no such contracts outstanding at January 28, 2006. The change in fair value of these contracts resulted in expense of $54,000 in fiscal 2006, income of $1.9 million in fiscal 2005 and expense of $1 million in fiscal 2004. The gain or loss on these contracts is ultimately offset by a similar gain or loss on the underlying item being hedged.

       TJX also enters into foreign currency forward and swap contracts in both Canadian dollars and British pound sterling and accounts for them as either a hedge of the net investment in and between our foreign subsidiaries or as a cash flow hedge of certain long-term intercompany debt. We apply hedge accounting to these hedge contracts of our investment in foreign operations, and changes in fair value of these contracts, as well as gains and losses upon settlement, are recorded in accumulated other comprehensive income, offsetting changes in the cumulative foreign translation adjustments of our foreign divisions. The change in fair value of the contracts designated as a hedge of our investment in foreign operations resulted in a gain of $15.0 million, net of income taxes, in fiscal 2006, a gain of $3.8 million, net of income taxes, in fiscal 2005, and a loss of $24.7 million, net of income taxes, in fiscal 2004. The change in the cumulative foreign currency translation adjustment resulted in a loss of $32.6 million, net of income taxes, in fiscal 2006, a loss of $10.7 million, net of income taxes, in fiscal 2005, and a gain of $14.3 million, net of income taxes, in fiscal 2004. Amounts included in other comprehensive income relating to cash flow hedges are reclassified to earnings as the currency exposure on the underlying intercompany debt impacts earnings. The net loss recognized in fiscal 2006 related to cash flow forward exchange contracts and related underlying activity was $13.8 million, net of income taxes. This amount was offset by a non-taxable gain of $22.5 million related to the underlying exposure and is also included as component of selling, general and administrative expenses in the statement of income. The net loss recognized in fiscal 2005 related to cash flow forward exchange contracts and related underlying activity was $13.9 million, net of income taxes, this amount was offset by a gain of $11.9 million, net of income taxes, related to the underlying exposure and is also included as component of selling, general and administrative expenses in the statement of income. We estimate that $4.6 million of losses, net of income taxes, deferred in accumulated other comprehensive income will be recognized in earnings over the next twelve months.
       TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in the statements of income and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in the statement of income. The net impact of hedging activity related to these intercompany payables resulted in income of $318,000, in fiscal 2006 and expense of $2.2 million and $1.6 million in fiscal 2005 and 2004, respectively.
       The value of foreign currency exchange contracts relating to inventory commitments is reported in current earnings as a component of cost of sales, including buying and occupancy costs. The income statement impact of all other foreign currency contracts is reported as a component of selling, general and administrative expenses.

       Following is a summary of TJX’s derivative financial instruments and related fair values, outstanding at January 28, 2006:

			Blended
			Contract	Fair Value Asset
In Thousands	Pay	Receive	Rate	(Liability)

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000	LIBOR+ 4.17%	7.45%	N/A	U.S.$	(3,107)
Interest rate swap fixed to floating on notional of $50,000	LIBOR+ 3.42%	7.45%	N/A	U.S.$	(1,737)
Intercompany balances, primarily short-term	C$128,207	U.S.$111,755	0.8717	U.S.$	(741)
debt and related interest	£35,935	U.S.$63,369	1.7634	U.S.$	(403)
Cash flow hedge:
Interest rate swap floating to fixed on notional of C$235,000	4.136%	CAD BA %	N/A	U.S.$	95
Intercompany balances, primarily long-term debt and related interest	C$355,000	U.S.$225,540	0.6353	U.S.$	(106,586)
Net investment hedges:
Net investment in and between foreign	U.S.$47,949	C$55,000	0.8718	U.S.$	126
operations	£136,000	C$318,094	2.3389	U.S.$	33,581
Hedge accounting not elected:
Merchandise purchase commitments	C$69,992	U.S.$60,183	0.8599	U.S.$	(789)
	£10,681	U.S.$18,570	1.7387	U.S.$	(306)
	£13,382	€19,365	1.4471	U.S.$	(181)

				U.S.$	(80,048)

       The fair value of the derivatives is classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Following are the balance sheet classifications of the fair value of our derivatives:

	January 28,	January 29,
In Thousands	2006	2005

Current assets	$1,328	$2,840
Non-current assets	33,081	14,807
Current liabilities	(16,527)	(4,380)
Non-current liabilities	(97,930)	(85,528)

Net fair value asset (liability)	$(80,048)	$(72,261)

       TJX’s forward foreign currency exchange and swap contracts require us to make payments of certain foreign currencies or U.S. dollars for receipt of Canadian dollars, U.S. dollars or Euros. All of these contracts except the contracts relating to our investment in our foreign operations and long-term debt mature during fiscal 2007. The British pound sterling investment hedges have maturities from fiscal 2007 to fiscal 2009, the Canadian dollar investment hedge contracts and long-term debt hedge contracts have maturities from fiscal 2007 to fiscal 2010.
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
E.       Commitments
       TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of our leases are store operating leases with a ten-year initial term and options to extend for one or more five-year periods. Certain Marshalls leases, acquired in fiscal 1996, had remaining terms ranging up to twenty-five years. Leases for T.K. Maxx are generally for fifteen to twenty-five years with ten-year kick-out options. Many of the leases contain escalation clauses and early termination penalties. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These costs were of an amount equal to approximately one-third of the total minimum rent for the fiscal year ended January 28, 2006 and January 29, 2005, respectively.
       Following is a schedule of future minimum lease payments for continuing operations as of January 28, 2006:

	Capital	Operating
In Thousands	Lease	Leases

Fiscal Year
2007	$3,726	$766,622
2008	3,726	726,121
2009	3,726	687,432
2010	3,726	614,156
2011	3,726	533,163
Later years	19,219	1,708,410

Total future minimum lease payments	37,849	$5,035,904

Less amount representing interest	11,901

Net present value of minimum capital lease payments	$25,948

       The capital lease commitment relates to a 283,000-square-foot addition to TJX’s home office facility. Rental payments commenced June 1, 2001, and we recognized a capital lease asset and related obligation equal to the present value of the lease payments of $32.6 million.
       Rental expense under operating leases for continuing operations amounted to $774.9 million, $713.3 million, and $597.8 million for fiscal 2006, 2005 and 2004, respectively. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $7.1 million, $6.9 million, and $8.6 million in fiscal 2006, 2005 and 2004, respectively; and sublease income was $3.0 million in fiscal 2006, 2005 and 2004. The total net present value of TJX’s minimum operating lease obligations approximates $4,020.7 million as of January 28, 2006.
       TJX had outstanding letters of credit totaling $39.9 million as of January 28, 2006 and $52.1 million as of January 29, 2005. Letters of credit are issued by TJX primarily for the purchase of inventory.
F.       Stock Compensation Plans
       In November 2005, we adopted SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”.
       We adopted SFAS 123(R) using the “modified retrospective” transition method. The modified retrospective transition method requires that compensation cost be recognized beginning with the date of adoption of SFAS 123 (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date of SFAS 123(R) that remain unvested on the date of adoption. The modified retrospective transition method also allowed companies to adjust prior periods based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for all prior years of which SFAS 123 was effective. Accordingly, we adjusted our January 25, 2003 Consolidated Statements of Shareholders’ Equity to increase “Retained earnings” by $53.0 million, and established a deferred tax asset for the same amount.
       By using the modified retrospective transition method to adopt SFAS 123(R), we adjusted the amount of excess tax benefits we had previously recorded on our Consolidated Balance Sheets. Our accounting under SFAS 123(R) may affect our ability to fully realize the value shown on our balance sheet of deferred tax assets associated with compensation expense. Full realization of these deferred tax assets requires stock options to be exercised at a price equaling or exceeding the sum of the strike price plus the fair value of the option at the grant date. The provisions of SFAS 123(R)

do not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the current stock price of our common shares will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. However, to the extent that additional tax benefits are generated in excess of the deferred taxes associated with compensation expense previously recognized, the potential future impact on income would be reduced.
       When the tax deduction exceeds the compensation cost resulting from the exercise of options, a tax benefit is created. Prior to the adoption of SFAS 123(R), we presented all such tax benefits as operating cash flows on our Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from such tax benefits be classified as financing cash flows. Accordingly $3.0 million and $2.6 million of operating cash inflows have been reclassified to cash inflows from financing activity in fiscal 2005 and 2004, respectively. There were no such excess tax benefits in fiscal 2006.
       The total compensation cost related to stock based compensation was $58.9 million net of income taxes of $32.3 million, in fiscal 2006, $60.1 million, net of income taxes of $40.0 million, in fiscal 2005, and $55.2 million, net of income taxes of $36.6 million, in fiscal 2004.
       TJX has a stock incentive plan under which options and other stock awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders and all stock compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, provides for the issuance of up to 145.3 million shares with 27.2 million shares available for future grants as of January 28, 2006. TJX issues shares from previously authorized but unissued common stock. On December 6, 2005, the Board of Directors of TJX determined that beginning in fiscal 2007, non-employee directors would no longer be awarded stock option grants under the Stock Incentive Plan, and the plan was amended to eliminate such awards.
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
       For purposes of applying the provisions of SFAS No. 123 and SFAS No. 123(R), the fair value of each option granted during fiscal 2006, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Risk-free interest rate	3.9%	3.4%	3.3%
Dividend yield	1.0%	.8%	.6%
Expected volatility factor	33%	35%	43%
Expected option life in years	4.5	4.5	6.0
Weighted average fair value of options issued	$6.60	$6.96	$8.75
       Expected volatility is based on a combination of implied volatility from traded options on our stock, and historical volatility during a term approximating the expected term of the option granted. We use historical data to estimate option exercise and employee termination behavior within the valuation model. Separate employee groups and option characteristics are considered separately for valuation purposes. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical exercise trends. The risk free rate is for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of the grant.

       Stock Options Pursuant to the Stock Incentive Plan: A summary of the status of TJX’s stock options and related Weighted Average Exercise Prices (“WAEP”) is presented below (shares in thousands):

	Fiscal Year Ended

	January 28, 2006		January 29, 2005		January 31, 2004
	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding at beginning of year	48,558	$18.44	43,539	$16.97	37,196	$15.28
Granted	7,003	21.44	12,828	21.76	12,453	20.20
Exercised	(6,010)	17.04	(6,534)	14.83	(4,914)	12.00
Forfeitures	(1,649)	20.97	(1,275)	20.06	(1,196)	18.64

Outstanding at end of year	47,902	18.97	48,558	18.44	43,539	16.97

Options exercisable at end of year	30,457	$17.61	25,017	$16.04	21,138	$14.07

       The total intrinsic value of options exercised was $37.5 million, $59.7 million and $41.8 million in fiscal 2006, 2005 and 2004, respectively.
       The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at January 28, 2006 (amounts in thousands except per share data and years): Options outstanding expected to vest represents total unvested options of 17.4 million adjusted for anticipated forfeitures.

			Weighted	Weighted
		Aggregate	Average	Average
		Intrinsic	Remaining	Exercise
	Shares	Value	Contract Life	Price

Options Outstanding Expected to Vest	16,357	$58,359	8.8 years	$21.32
Options Exercisable	30,457	$221,683	6.1 years	$17.61
       A summary of the status of our nonvested stock units and changes during the period ended January 28, 2006 is presented below (shares in thousands):

		Weighted		Weighted
		Average		Average
		Grant Date	Restricted	Grant Date
	Options	Fair Value	Stock	Fair Value

Nonvested at beginning of year	23,541	$7.81	864	$20.13
Granted	7,003	6.60	377	21.14
Vested	(11,579)	8.07	(610)	19.47
Forfeited	(1,520)	7.56	(19)	19.85

Nonvested at end of year	17,445	$7.17	612	21.41

       As of January 28, 2006, there was $116.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested in fiscal 2006 was $93.5 million.
       Restricted Stock Pursuant to the Stock Incentive Plan: TJX has also issued restricted stock and performance-based stock awards under the Stock Incentive Plan. Restricted stock awards are issued at no cost to the recipient of the award, and have service restrictions that generally lapse over three to four years from date of grant. Performance-based shares have restrictions that generally lapse over one to four years when and if specified performance criteria are met. The grant date fair value of the award is charged to income ratably over the period during which these awards vest. Such pre-tax charges amounted to $7.2 million, $9.4 million and $10.2 million in fiscal 2006, 2005 and 2004, respectively. The fair value of the awards is determined at date of grant and assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.
       A combined total of 377,000 shares, 220,000 shares and 600,000 shares for restricted and performance-based awards were issued in fiscal 2006, 2005 and 2004, respectively. 18,750 shares were forfeited during fiscal 2006. No shares were forfeited during fiscal 2005 or 2004. The weighted average market value per share of these stock awards at grant date was $21.14, $22.37 and $19.16 for fiscal 2006, 2005 and 2004, respectively.
       In November 2005, we issued a market based deferred share award to our chief executive officer which is indexed to our stock price for a sixty-day period in fiscal 2007 (“measurement period”) whereby the executive can earn up to 94,000 shares of TJX stock. The weighted average grant date fair value of this award was $9.90 per share.
       TJX maintained a separate deferred stock compensation plan for its outside directors under which deferred share awards valued at $10,000 each were issued annually to outside directors. During fiscal 2003, the Board merged this deferred stock compensation plan into the Stock Incentive Plan, and all deferred shares earned will be issued pursuant to the Stock Incentive Plan. Beginning in June 2003, the annual deferred share award granted to each outside director is valued at $30,000. As of the end of fiscal 2006, a total of 80,814 deferred shares had been granted under the plan. Actual shares will be issued at termination of service or a change of control. Prior to merging the deferred stock award plan into the Stock Incentive Plan, TJX planned to issue actual shares from shares held in treasury. At January 28, 2006, no shares are held in treasury related to this plan.
G.       Capital Stock and Earnings Per Share
       Capital Stock: During fiscal 2005, we completed a $1 billion stock repurchase program begun in fiscal 2003 and initiated another multi-year $1 billion stock repurchase program. This repurchase program was completed in January 2006. In October 2005, we announced a new stock repurchase program, approved by the Board of Directors, pursuant to which we may repurchase up to an additional $1 billion of common stock. We had cash expenditures under all of our repurchase programs of $603.7 million, $594.6 million and $520.7 million in fiscal 2006, 2005 and 2004, respectively, funded primarily by cash generated from operations. The total common shares repurchased amounted to 25.9 million shares in fiscal 2006, 25.1 million shares in fiscal 2005 and 26.8 million shares in fiscal 2004. As of January 28, 2006, we had repurchased 268,298 shares of our common stock at a cost of $6.6 million under the current $1 billion stock repurchase program. All shares repurchased under our stock repurchase programs have been retired.
       TJX has authorization to issue up to 5 million shares of preferred stock, par value $1. There was no preferred stock issued or outstanding at January 28, 2006.
       Earnings Per Share: In October 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus that EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” would be effective for reporting periods ending after December 15, 2004. This accounting pronouncement affects the company’s treatment, for earnings per share purposes, of its $517.5 million zero coupon convertible subordinated notes issued in February 2001. The notes are convertible into 16.9 million shares of TJX common stock if the sale price of our stock reaches certain levels or other contingencies are met. Prior to this reporting period, the 16.9 million shares were excluded from the diluted earnings per share calculation because criteria for conversion had not been met. EITF Issue No. 04-08 requires that shares associated with contingently convertible debt be included in diluted earnings per share computations regardless of whether contingent conversion conditions have been met. EITF Issue No. 04-08 also requires that diluted earnings per share for all prior periods be adjusted to reflect this change. As a result, diluted earnings per share for all periods presented reflect the assumed conversion of our convertible subordinated notes.

       The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

	Fiscal Year Ended

	January 28,	January 29,	January 31,
Amounts In Thousands Except Per Share Amounts	2006	2005	2004

			(53 Weeks)
Basic earnings per share:
Net income	$690,423	$609,699	$609,412

Weighted average common stock outstanding for basic earnings per share calculation	466,537	488,809	508,359
Basic earnings per share	$1.48	$1.25	$1.20
Diluted earnings per share:
Net income	$690,423	$609,699	$609,412
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	4,532	4,482	4,823

Net income used for diluted earnings per share calculation	$694,955	$614,181	$614,235

Weighted average common stock outstanding for basic earnings per share calculation	466,537	488,809	508,359
Assumed conversion/exercise of:
Convertible subordinated notes	16,905	16,905	16,905
Stock options and awards	8,058	3,947	6,037

Weighted average common shares for diluted earnings per share calculation	491,500	509,661	531,301

Diluted earnings per share	$1.41	$1.21	$1.16
       The weighted average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options, the exercise price of which is in excess of the related fiscal year’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 190,800 and 22.7 million such options excluded as of January 28, 2006 and January 31, 2004, respectively. No such options were excluded as of January 29, 2005.
H.       Income Taxes
       The provision for income taxes includes the following:

	Fiscal Year Ended

	January 28,	January 29,	January 31,
In Thousands:	2006	2005	2004

			(53 Weeks)
Current:
Federal	$317,721	$276,248	$236,231
State	42,014	64,926	53,648
Foreign	47,582	15,320	24,300
Deferred:
Federal	(84,771)	18,374	56,379
State	(420)	(4,581)	1,890
Foreign	(3,222)	8,965	4,878

Provision for income taxes	$318,904	$379,252	$377,326

       TJX had net deferred tax (liabilities) as follows:

	January 28,	January 29,
In Thousands	2006	2005

Deferred tax assets:
Foreign net operating loss carryforward	$-	$765
Reserve for discontinued operations	5,445	4,209
Reserve for closed store and restructuring costs	3,466	3,028
Pension, stock compensation, postretirement and employee benefits	160,911	147,964
Leases	37,044	34,409
Other	58,387	45,397

Total deferred tax assets	265,253	235,772

Deferred tax liabilities:
Property, plant and equipment	157,785	153,155
Safe harbor leases	9,820	10,914
Tradename	40,950	40,719
Undistributed foreign earnings	-	56,238
Other	41,057	36,579

Total deferred tax liabilities	249,612	297,605

Net deferred tax asset (liability)	$15,641	$(61,833)

       The fiscal 2006 total net deferred tax asset is presented on the balance sheet as a current asset of $9.2 million and a non-current asset of $6.4 million. For fiscal 2005, the net deferred tax liability is presented on the balance sheet as a current liability of $2.3 million and a non-current liability of $59.5 million. TJX has distributed all of the earnings from its Canadian subsidiary through January 28, 2006 and therefore no U.S. deferred income taxes remain as of January 28, 2006. All earnings of TJX’s other foreign subsidiaries are indefinitely reinvested and no deferred taxes have been provided on those earnings. The net deferred tax asset (liability) summarized above includes deferred taxes relating to temporary differences at our foreign operations and amounted to $22.1 million net liability as of January 28, 2006 and $31.0 million net liability as of January 29, 2005.
       Tax legislation enacted in 2004, allowed companies to repatriate the undistributed earnings of its foreign operations in fiscal 2006 at an effective U.S. Federal income tax rate of 5.25%. TJX recognized a one-time tax benefit of $47 million, or $.10 per share, from the repatriation of U.S. $259.5 million of Canadian earnings during the fourth quarter of fiscal 2006. In addition, during the fourth quarter of fiscal 2006 TJX corrected its accounting for the tax impact of foreign currency gains on certain intercompany loans. We had previously established a deferred tax liability on these gains which are not taxable. The impact of correcting for the tax treatment of these gains results in a tax benefit of $22 million. The cumulative impact of this adjustment through the end of the third quarter of fiscal 2006 was $18.2 million, all of which was recorded in the fourth quarter of fiscal 2006. Of the $18.2 million, $10.1 million related to fiscal 2005.
       In fiscal 2006, TJX utilized a United Kingdom net operating loss carryforward of approximately $2.4 million. As of January 28, 2006, there are no United Kingdom net operating loss carryforwards.

       TJX’s worldwide effective income tax rate was 31.6% for fiscal 2006, 38.3% for fiscal 2005 and 38.2% for fiscal 2004. The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	3.9	4.3	4.2
Impact of foreign operations	.5	(.4)	(.6)
Impact of repatriation of foreign earnings	(4.7)	-	-
Impact of tax free currency gains on intercompany loans including correction of deferred tax liability	(2.1)	-	-
All other	(1.0)	(.6)	(.4)

Worldwide effective income tax rate	31.6%	38.3%	38.2%

I.       Pension Plans and Other Retirement Benefits
       Pension: TJX has a funded defined benefit retirement plan covering the majority of its full-time U.S. employees. Employees who have attained twenty-one years of age and have completed one year of service are covered under the plan. No employee contributions are required and benefits are based on compensation earned in each year of service. Effective February 1, 2006, new employees will not participate in this plan but will be eligible to receive enhanced employer contributions to their 401(k) plans. This plan amendment will not have an impact on fiscal 2007 pension expense, but will result in savings in future years. We also have an unfunded supplemental retirement plan which covers key employees of the Company and provides additional retirement benefits based on average compensation. Our funded defined benefit retirement plan assets are invested primarily in stock and bonds of U.S. corporations, excluding TJX, as well as various investment funds.
       Presented below is financial information relating to TJX’s funded defined benefit retirement plan (Funded Plan) and its unfunded supplemental pension plan (Unfunded Plan) for the fiscal years indicated. The valuation date for both plans is as of December 31 prior to the fiscal year end date:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended

	January 28,	January 29,	January 28,	January 29,
Dollars in Thousands	2006	2005	2006	2005

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$340,111	$288,758	$51,041	$45,817
Service cost	33,616	27,937	1,015	1,284
Interest cost	19,756	17,074	2,883	2,763
Actuarial losses	21,439	14,171	3,744	3,339
Liability transferred from Unfunded Plan	835	-	(835)	-
Benefits paid	(7,321)	(6,735)	(1,978)	(2,162)
Expenses paid	(1,201)	(1,094)	-	-

Projected benefit obligation at end of year	$407,235	$340,111	$55,870	$51,041

Accumulated benefit obligation at end of year	$366,501	$315,256	$37,122	$34,326

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended

	January 28,	January 29,	January 28,	January 29,
Dollars in Thousands	2006	2005	2006	2005

Change in plan assets:
Fair value of plan assets at beginning of year	$323,375	$274,171	$-	$-
Actual return on plan assets	18,194	32,033	-	-
Employer contribution	40,000	25,000	1,978	2,162
Benefits paid	(7,321)	(6,735)	(1,978)	(2,162)
Expenses paid	(1,201)	(1,094)	-	-

Fair value of plan assets at end of year	$373,047	$323,375	$-	$-

Reconciliation of funded status:
Projected benefit obligation at end of year	$407,235	$340,111	$55,870	$51,041
Fair value of plan assets at end of year	373,047	323,375	-	-

Funded status - excess obligations	34,188	16,736	55,870	51,041
Unrecognized transition obligation	-	-	-	75
Employer contributions after measurement date and on or before fiscal year end	-	-	213	151
Unrecognized prior service cost	178	236	602	957
Unrecognized actuarial losses	98,075	75,536	14,989	14,718

Net (asset) liability recognized	$(64,065)	$(59,036)	$40,066	$35,140

Amount recognized in the statements of financial position consists of:
Net (asset) accrued liability	$(64,065)	$(59,036)	$40,066	$35,140
Intangible asset	-	-	-	-

Net (asset) liability recognized	$(64,065)	$(59,036)	$40,066	$35,140

       The net asset attributable to the funded plan is reflected on the balance sheets as a non-current asset of $25.6 million and a current asset of $38.5 million as of January 28, 2006 and a non-current asset of $26.1 million and a current asset of $32.9 million as of January 29, 2005. The net accrued liability attributable to TJX’s unfunded supplemental retirement plan is included in other long-term liabilities on the balance sheets.
       Weighted average assumptions for measurement purposes:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended

	January 28,	January 29,	January 28,	January 29,
Dollars in Thousands	2006	2005	2006	2005

Discount rate	5.50%	5.75%	5.50%	5.50%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%
       We select the assumed discount rate using available high quality bond yields with maturities that match the forecasted cash flows of the related plan.
       We made aggregate cash contributions of $42.0 million, $27.2 million and $19.7 million for fiscal 2006, 2005 and 2004, respectively, to the defined benefit retirement plan and to fund current benefit and expense payments under the unfunded supplemental retirement plan. Our funding policy is to fund any required contribution to the plan at the full funding limitation. Contributions in excess of any required contribution will be made so as to fully fund the accumulated benefit obligation to the extent such contribution is allowed for tax purposes. As a result of voluntary funding contributions made in fiscal 2006, fiscal 2005 and fiscal 2004, we do not anticipate any funding requirements for fiscal

2007. The following is a summary of our target allocation for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation
		for Fiscal Year Ended

	Target	January 28,	January 29,
	Allocation	2006	2005

Equity securities	60%	60%	60%
Fixed income	40%	38%	38%
All other - primarily cash	-	2%	2%
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
       Following are the components of net periodic benefit cost for our pension plans:

	Funded Plan			Unfunded Plan
	Fiscal Year Ended			Fiscal Year Ended

	January 28,	January 29,	January 31,	January 28,	January 29,	January 31,
In Thousands	2006	2005	2004	2006	2005	2004

			(53 Weeks)			(53 Weeks)
Service cost	$33,616	$27,937	$22,288	$1,015	$1,284	$1,146
Interest cost	19,756	17,074	15,088	2,883	2,763	2,673
Expected return on plan assets	(25,474)	(21,585)	(16,941)	-	-	-
Amortization of transition obligation	-	-	-	75	75	75
Amortization of prior service cost	57	56	58	355	475	360
Recognized actuarial losses	6,405	6,309	9,320	3,249	1,785	4,023

Net periodic pension cost	$34,360	$29,791	$29,813	$7,577	$6,382	$8,277

Weighted average assumptions for expense purposes:
Discount rate	5.75%	6.00%	6.50%	5.50%	5.55%	5.85%
Expected return on plan assets	8.00%	8.00%	8.00%	NA	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%
       Net pension expense for fiscal 2006 and fiscal 2005 reflects an increase in service cost due to a reduction in the discount rate and is impacted by the change in the amortization of actuarial losses.
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

       Following is a schedule of the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

	Funded Plan	Unfunded Plan
In Thousands	Expected Benefit Payments	Expected Benefit Payments

Fiscal Year
2007	$ 9,587	$ 7,626
2008	10,741	2,051
2009	12,067	7,411
2010	13,644	1,978
2011	15,404	2,533
2012 through 2016	113,147	14,060
       TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees. As of December 31, 2005 and 2004, assets under the plan totaled $567.6 million and $504.7 million respectively, and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay. TJX matches employee contributions, up to 5% of eligible pay, at rates ranging from 25% to 50% based upon the Company’s performance. TJX contributed $7.9 million in fiscal 2006, $8.1 million in fiscal 2005 and $7.3 million in fiscal 2004 to the 401(k) plan. Employees cannot invest their contributions in the TJX stock fund option in the 401(k) plan, and may elect to invest up to only 50% of the Company’s contribution in the TJX stock fund; the TJX stock fund has no other trading restrictions. The TJX stock fund represents 3.5%, 4.3% and 4.5% of plan investments at December 31, 2005, 2004 and 2003, respectively.
       During fiscal 1999, TJX established a nonqualified savings plan for certain U.S. employees. TJX matches employee contributions at various rates which amounted to $313,000 in fiscal 2006, $274,000 in fiscal 2005, and $226,000 in fiscal 2004. TJX transfers employee withholdings and the related company match to a separate trust designated to fund the future obligations. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.
       In addition to the plans described above, we also maintain retirement/deferred savings plans for all eligible associates at our foreign subsidiaries. We contributed for these plans $3.0 million, $2.7 million and $2.3 million in fiscal 2006, 2005 and 2004, respectively.
       Postretirement Medical: TJX has an unfunded postretirement medical plan that provides limited postretirement medical and life insurance benefits to employees who participate in our retirement plan and who retire at age 55 or older with ten or more years of service. During the fourth quarter of fiscal 2006, TJX eliminated this benefit for all active associates and modified the benefit to current retirees enrolled in the plan. The plan amendment replaces the previous medical benefits with a defined amount (up to $35.00 per month) that approximates the retirees cost of enrollment in the Medicare Plan.

       The valuation date for the plan is as of December 31 prior to the fiscal year end date. Presented below is certain financial information relating to the unfunded postretirement medical plan for the fiscal years indicated:

	Postretirement Medical
	Fiscal Year Ended

	January 28,	January 29,
Dollars In Thousands	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$47,053	$40,035
Service cost	3,780	3,920
Interest cost	2,142	2,332
Participants’ contributions	86	92
Amendments	(47,481)	-
Actuarial (gain) loss	(604)	2,072
Curtailment	(647)	-
Benefits paid	(1,546)	(1,398)

Benefit obligation at end of year	$2,783	$47,053

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	1,461	1,306
Participants’ contributions	86	92
Benefits paid	(1,547)	(1,398)

Fair value of plan assets at end of year	$-	$-

	Postretirement Medical
	Fiscal Year Ended

	January 28,	January 29,
Dollars In Thousands	2006	2005

Reconciliation of funded status:
Benefit obligation at end of year	$2,783	$47,053
Fair value of plan assets at end of year	-	-

Funded status - excess obligations	2,783	47,053
Unrecognized prior service cost	(46,853)	(382)
Employer contributions after measurement date and on or before fiscal year end	145	119
Unrecognized actuarial losses	6,141	7,691

Net accrued liability recognized	$43,350	$39,625

Weighted average assumptions for measurement purposes:
Discount rate	5.25%	5.50%
       The plan amendment results in a negative plan amendment of $46.8 million which will be amortized into income over the average remaining life (estimated at 12.6 years) of the active participants. Medical inflation is no longer a factor in determining the value of this obligation.

       Following are components of net periodic benefit cost related to our Postretirement Medical plan:

	Postretirement Medical

	January 28,	January 29,	January 31,
Dollars In Thousands	2006	2005	2004

			(53 Weeks)
Service cost	$3,780	$3,920	$3,259
Interest cost	2,142	2,332	2,171
Amortization of prior service cost	(946)	332	332
Recognized actuarial losses	300	130	68

Net periodic benefit cost	$5,276	$6,714	$5,830

Weighted average assumptions for expense purposes:
Discount rate	5.50%	6.00%	6.50%
       Following is a schedule of the benefits expected to be paid under the unfunded postretirement medical plan in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

Expected Benefit
In Thousands	Payments

Fiscal Year
2007	$372
2008	330
2009	289
2010	264
2011	242
2012 through 2016	941

J.	ACCRUED EXPENSES AND OTHER LIABILITIES, CURRENT AND LONG-TERM
       The major components of accrued expenses and other current liabilities are as follows:

	January 28,	January 29,
In Thousands	2006	2005

Employee compensation and benefits, current	$238,586	$217,011
Rent, utilities, and occupancy, including real estate taxes	122,787	107,600
Merchandise credits and gift certificates	127,526	116,587
Insurance	53,550	42,680
Sales tax collections and V.A.T. taxes	96,413	88,679
All other current liabilities	297,805	251,590

Accrued expenses and other current liabilities	$936,667	$824,147

       All other current liabilities include accruals for income taxes payable, property additions, dividends, freight and other items, each of which are individually less than 5% of current liabilities.
       The major components of other long-term liabilities are as follows:

	January 28,	January 29,
In Thousands	2006	2005

Employee compensation and benefits, long-term	$138,739	$125,721
Reserve for store closing and restructuring	5,430	5,712
Reserve related to discontinued operations	14,981	12,365
Accrued rent	133,196	115,256
Landlord allowances	45,421	47,057
Fair value of derivatives	97,930	85,528
Long-term liabilities — other	108,953	75,147

Other long-term liabilities	$544,650	$466,786

       Activity related to the reserves for store closing and restructuring and discontinued operations are detailed in Notes K and L respectively.

K.	DISCONTINUED OPERATIONS RESERVE AND RELATED CONTINGENT LIABILITIES
       We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases of former TJX businesses. The reserve reflects TJX’s estimation of its cost for claims, updated quarterly, that have been, or are likely to be, made against TJX for liability as an original lessee or guarantor of the leases of these businesses, after mitigation of the number and cost of lease obligations. At January 28, 2006, substantially all leases of discontinued operations that were rejected in bankruptcy and for which the landlords asserted liability against TJX had been resolved. Although TJX’s actual costs with respect to any of these leases may exceed amounts estimated in our reserve, and TJX may incur costs for leases from these discontinued operations that were not terminated or had not expired, TJX does not expect to incur any material costs related to discontinued operations in excess of the reserve. The reserve balance amounted to $15.0 million as of January 28, 2006, $12.4 million as of January 29, 2005 and $17.5 million as of January 31, 2004. During fiscal 2006, TJX received creditor recoveries of $8.5 million, offset by equivalent additions to the reserve to reflect adjustments to the reserve during the year. Any additional creditor recoveries are expected to be immaterial.
       We may also be contingently liable on up to 18 leases of BJ’s Wholesale Club, another former TJX business, for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

L.	GUARANTEES AND CONTINGENT OBLIGATIONS
       We have contingent obligations on leases, for which we were a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, we have assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of our discontinued operations discussed above, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material adverse impact on our financial condition, results of operations or cash flows. We do not generally have sufficient information about these leases to estimate our potential contingent obligations under them.
       We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations, not reflected in our reserves, of leases of closed stores of continuing operations, BJ’s Wholesale Club leases discussed in Note K to the consolidated financial statements, and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, is approximately $100 million as of January 28, 2006. We believe that most or all of these contingent obligations will not revert to TJX and, to the extent they do, will be resolved for substantially less due to mitigating factors.
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

       TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended

	January 28,	January 29,	January 31,
In Thousands	2006	2005	2004

			(53 Weeks)
Cash paid for:
Interest on debt	$30,499	$25,074	$25,313
Income taxes	365,902	338,952	260,818
Change in accrued expenses due to:
Stock repurchase	$(3,737)	$(6,657)	$(5,477)
Dividends payable	6,027	4,160	1,856
       There were no non-cash financing or investing activities during fiscal 2006, 2005 or 2004.

N.	SEGMENT INFORMATION
       The T.J. Maxx and Marshalls store chains are managed on a combined basis and are reported as the Marmaxx segment. The Winners and HomeSense chains are also managed on a combined basis and operate exclusively in Canada. T.K. Maxx operates in the United Kingdom and the Republic of Ireland. Winners and T.K. Maxx accounted for 19% of TJX’s net sales for fiscal 2006, 16% of segment profit and 20% of all consolidated assets. All of our other store chains operate in the United States with the exception of 14 stores operated in Puerto Rico by Marshalls which include 7 HomeGoods locations in a “Marshalls Mega Store” format. All of our stores, with the exception of HomeGoods, HomeSense and Bob’s Stores sell apparel for the entire family, including jewelry, accessories and footwear, with a limited offering of giftware and home fashions. The HomeGoods and HomeSense stores offer home fashions and home furnishings. Bob’s Stores is a value-oriented retailer of branded family apparel.
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

       Presented below is selected financial information related to our business segments:

	Fiscal Year Ended

	January 28,	January 29,	January 31,
In Thousands	2006	2005	2004

			(53 Weeks)
Net sales:
Marmaxx	$10,956,788	$10,489,478	$9,937,206
Winners and HomeSense	1,457,736	1,285,439	1,076,333
T.K. Maxx	1,517,116	1,304,443	992,187
HomeGoods	1,186,854	1,012,923	876,536
A.J. Wright	650,961	530,643	421,604
Bob’s Stores(1)	288,480	290,557	24,072

	$16,057,935	$14,913,483	$13,327,938

Segment profit (loss):(2)
Marmaxx	$985,361	$982,082	$922,907
Winners and HomeSense	120,319	99,701	98,928
T.K. Maxx	69,206	63,975	53,655
HomeGoods	28,418	18,148	45,388
A.J. Wright	(2,202)	(19,626)	(2,125)
Bob’s Stores(1)	(28,031)	(18,512)	(5,025)

	1,173,071	1,125,768	1,113,728
General corporate expense(3)	134,112	111,060	99,738
Interest expense, net	29,632	25,757	27,252

Income before provision for income taxes	$1,009,327	$988,951	$986,738

Identifiable assets:
Marmaxx	$3,046,811	$2,972,526	$2,677,291
Winners and HomeSense	522,311	422,215	315,765
T.K. Maxx	602,012	588,170	447,080
HomeGoods	346,812	326,964	291,967
A.J. Wright	223,118	218,788	182,360
Bob’s Stores(1)	105,041	83,765	77,384
Corporate(4)	650,200	463,045	404,920

	$5,496,305	$5,075,473	$4,396,767

	Fiscal Year Ended

	January 28,	January 29,	January 31,
In Thousands	2006	2005	2004

			(53 Weeks)
Capital expenditures:
Marmaxx	$269,649	$224,460	$234,667
Winners and HomeSense	57,255	52,214	40,141
T.K. Maxx	104,304	92,170	56,852
HomeGoods	28,864	18,782	45,301
A.J. Wright	24,872	31,767	31,863
Bob’s Stores(1)	11,004	9,740	213

	$495,948	$429,133	$409,037

Depreciation and amortization:
Marmaxx	$183,864	$169,020	$154,666
Winners and HomeSense	31,582	24,883	19,956
T.K. Maxx	42,895	35,727	26,840
HomeGoods	22,468	20,881	17,254
A.J. Wright	17,275	14,356	10,128
Bob’s Stores(1)	7,785	5,894	727
Corporate(5)	8,416	8,298	8,814

	$314,285	$279,059	$238,385

(1)	Bob’s Stores results for fiscal year ended January 31, 2004 are for the period following its acquisition on December 24, 2003.
(2)	A one-time, non-cash charge was recorded in the fiscal year ended January 29, 2005 to conform accounting policies with generally accepted accounting principles related to the timing of rent expense. This change resulted in a one-time, cumulative, non-cash adjustment of $30.7 million. See note A at “Lease Accounting.”
(3)	General corporate expense for fiscal 2006 includes costs associated with executive resignation agreements ($9 million) and of exiting the e-commerce business of ($6 million).
(4)	Corporate identifiable assets consist primarily of cash, prepaid pension expense and a note receivable.
(5)	Includes debt discount and debt expense amortization.

O.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
       Presented below is selected quarterly consolidated financial data for fiscal 2006 and 2005 that was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	First	Second	Third	Fourth
In Thousands Except Per Share Amounts	Quarter	Quarter	Quarter	Quarter

Fiscal Year Ended January 28, 2006 - As Adjusted(1)
Net sales	$3,651,830	$3,647,866	$4,041,912	$4,716,327
Gross earnings(2)	863,061	840,005	969,896	1,089,957
Net income	135,581	110,814	155,325	288,703
Basic earnings per share	.28	.24	.34	.63
Diluted earnings per share	.28	.23	.32	.60
Fiscal Year Ended January 28, 2006 - As Reported
Net sales	$3,651,830	$3,647,866	$4,041,912	$4,716,327
Gross earnings(2)	870,301	846,490	976,848	1,089,957
Net income	149,344	123,141	171,163	288,703
Basic earnings per share	.31	.26	.37	.63
Diluted earnings per share	.30	.25	.36	.60
Fiscal Year Ended January 29, 2005 - As Adjusted(1)
Net sales	$3,352,737	$3,414,287	$3,817,350	$4,329,109
Gross earnings(2)	827,874	778,857	952,290	955,806
Net income	154,924	105,353	184,442	164,980
Basic earnings per share	.31	.21	.38	.34
Diluted earnings per share	.30	.21	.37	.33
Fiscal Year Ended January 29, 2005 - As Reported
Net sales	$3,352,737	$3,414,287	$3,817,350	$4,329,109
Gross earnings(2)	834,391	785,080	960,245	962,020
Net income	168,112	118,242	200,855	176,935
Basic earnings per share	.34	.24	.41	.37
Diluted earnings per share	.32	.23	.40	.35

(1)	Adjusted for impact of expensing of stock options - See Note A.
(2)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.
       In November 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) using the modified retrospective method which allows companies to adjust based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for all prior years SFAS 123 was effective. Quarterly results in the table above have been adjusted to reflect the adoption of this statement. The effect of this change on quarterly net income and related earnings per share in both fiscal 2006 and 2005 follow (in thousands except per share amounts):

	Effect of Adjustment in		Effect of Adjustment in
	Fiscal 2006		Fiscal 2005

		Net		Net
	Net	Income Per	Net	Income Per
Quarter	Income	Share	Income	Share

First	$(13,763)	$(.02)	$(13,188)	$(.02)
Second	(12,327)	(.02)	(12,889)	(.02)
Third	(15,838)	(.04)	(16,413)	(.03)
Fourth	NA	NA	(11,955)	(.02)

Full Year	$ NA	$ NA	$(54,445)	$(.09)

       The third quarter of fiscal 2006 includes the impact of certain one-time events that reduced net income by approximately $12 million, or $.02 per share. These third quarter events included executive resignation agreements, e-commerce exit costs and operating losses, and hurricane related costs including the estimated impact of lost sales, partially offset by a gain from a VISA/ MasterCard antitrust litigation settlement.
       The fourth quarter of fiscal 2006 includes a $47 million income tax benefit, or $.10 per share, due to the repatriation of foreign subsidiary earnings and a $22 million tax benefit, or $.04 per share, relating to the correction of the tax treatment of foreign currency gains on certain intercompany loans. See note H to the consolidated financial statements.
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