Form 10-Q
period 2006-04-29
TJX COMPANIES INC /DE/
filed 2006-06-02
CIK 109198

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☑	Quarterly Report under Section 13 and 15(d) Of the Securities Exchange Act of 1934
For Quarter Ended April 29, 2006
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
          Yes ☑. No ☐ .
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
          Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
          YES ☐    NO ☑
The number of shares of Registrant’s common stock outstanding as of April 29, 2006: 457,027,454

PART I FINANCIAL INFORMATION
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Net sales	$3,896,483	$3,651,830

Cost of sales, including buying and occupancy costs	2,942,783	2,788,769

Selling, general and administrative expenses	689,545	637,245

Interest expense, net	3,759	6,036

Income before provision for income taxes	260,396	219,780

Provision for income taxes	96,587	84,199

Net income	$163,809	$135,581

Earnings per share:

Net income:
Basic	$.36	$.28
Weighted average common shares — basic	458,920	476,979

Diluted	$.34	$.28
Weighted average common shares — diluted	484,947	497,115

Cash dividends declared per share	$.07	$.06
The accompanying notes are an integral part of the financial statements.
The period ended April 30, 2005 has been adjusted to reflect the effect of adopting SFAS 123(R). See note 3 to consolidated interim financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS

	April 29,	January 28,	April 30,
	2006	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$279,882	$465,649	$177,750
Accounts receivable, net	153,865	140,747	132,210
Merchandise inventories	2,555,286	2,365,861	2,460,401
Prepaid expenses and other current assets	257,136	158,624	224,545
Current deferred income taxes, net	11,592	9,246	403

Total current assets	3,257,761	3,140,127	2,995,309

Property at cost:
Land and buildings	260,488	260,556	261,802
Leasehold costs and improvements	1,531,531	1,493,747	1,372,749
Furniture, fixtures and equipment	2,234,003	2,177,614	1,987,235

	4,026,022	3,931,917	3,621,786
Less accumulated depreciation and amortization	2,025,580	1,941,020	1,760,579

	2,000,442	1,990,897	1,861,207

Property under capital lease, net of accumulated amortization of $10,981; $10,423 and $8,748, respectively	21,591	22,149	23,824
Non-current deferred income taxes, net	11,405	6,395	—
Other assets	145,046	153,312	113,603
Goodwill and tradename, net of accumulated amortization	183,363	183,425	183,616

TOTAL ASSETS	$5,619,608	$5,496,305	$5,177,559

LIABILITIES
Current liabilities:
Current installments of long-term debt	$—	$—	$99,998
Obligation under capital lease due within one year	1,746	1,712	1,613
Short-term debt	—	—	34,991
Accounts payable	1,450,895	1,313,472	1,328,875
Current deferred income taxes, net	—	—	—
Accrued expenses and other current liabilities	882,490	936,667	967,773

Total current liabilities	2,335,131	2,251,851	2,433,250

Other long-term liabilities	542,254	544,650	466,169
Non-current deferred income taxes, net	—	—	51,879
Obligation under capital lease, less portion due within one year	23,786	24,236	25,532
Long-term debt, exclusive of current installments	789,596	782,914	573,692
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 457,027,454; 460,967,060 and 470,431,454 shares, respectively	457,027	460,967	470,431
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(41,118)	(44,296)	(25,870)
Retained earnings	1,512,932	1,475,983	1,182,476

Total shareholders’ equity	1,928,841	1,892,654	1,627,037

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,619,608	$5,496,305	$5,177,559

The accompanying notes are an integral part of the financial statements.
The period ended April 30, 2005 has been adjusted to reflect the effect of adopting SFAS 123(R). See note 3 to consolidated interim financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Cash flows from operating activities:
Net income	$163,809	$135,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,024	78,805
Property disposals	1,359	1,405
Deferred income tax provision	(10,026)	(11,619)
Amortization of unearned stock compensation	19,534	24,117
Changes in assets and liabilities:
(Increase) in accounts receivable	(12,215)	(12,675)
(Increase) in merchandise inventories	(175,618)	(109,018)
(Increase) in prepaid expenses and other current assets	(96,225)	(95,810)
Increase in accounts payable	128,910	53,028
Increase (decrease) in accrued expenses and other liabilities	(70,026)	116,478
Other, net	15,283	6,808

Net cash provided by operating activities	50,809	187,100

Cash flows from investing activities:
Property additions	(96,017)	(100,646)
Proceeds from repayments on note receivable	170	158

Net cash (used in) investing activities	(95,847)	(100,488)

Cash flows from financing activities:
Proceeds from borrowings of short-term debt	—	34,991
Payments on capital lease obligation	(416)	(383)
Cash payments for repurchase of common stock	(164,863)	(241,447)
Proceeds from sale and issuance of common stock, net	47,057	12,787
Cash dividends paid	(27,693)	(21,637)

Net cash (used in) financing activities	(145,915)	(215,689)

Effect of exchange rate changes on cash	5,186	(360)

Net (decrease) in cash and cash equivalents	(185,767)	(129,437)
Cash and cash equivalents at beginning of year	465,649	307,187

Cash and cash equivalents at end of period	$279,882	$177,750

The accompanying notes are an integral part of the financial statements.
The period ended April 30, 2005 has been adjusted to reflect the effect of adopting SFAS 123(R). See note 3 to consolidated interim financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
1.	The results for the first three months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair statement of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in TJX’s Annual Report on Form 10-K for the year ended January 28, 2006.
3.	In the fourth quarter of fiscal 2006 TJX elected to early adopt the provisions of Statement of Financial Accounting Standards No. 123 (R) (SFAS No. 123(R)), Accounting for Stock Based Compensation. This standard requires that the fair value of all stock based awards be reflected in the financial statements based on the fair value of the award. TJX has elected the modified retrospective transition method and accordingly all prior periods have been adjusted to reflect the impact of this standard.

Total stock based compensation in accordance with SFAS 123R amounted to $19.5 million for the quarter ended April 26, 2006 and $24.1 million for the quarter ended April 30, 2005. This includes the impact of expensing stock options as well as restricted stock amortization. There were 2.6 million stock options exercised during the first quarter and there are 44.9 million stock options outstanding as of April 29, 2006.

4.	TJX’s cash payments for interest and income taxes are as follows:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
	(In thousands)
Cash paid for:
Interest on debt	$4,428	$1,010
Income taxes	$79,621	$64,002
5.	We have a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases of former TJX businesses. The reserve reflects TJX’s estimate of its costs for claims, updated quarterly, that have been, or are likely to be, made against TJX for liability as an original lessee or guarantor of leases of these businesses, after mitigation of the number and cost of lease obligations. At April 29, 2006, substantially all leases of discontinued operations that were rejected in bankruptcy and for which the landlords asserted liability against TJX had been resolved. Although TJX’s actual costs with respect to any of these leases may exceed amounts estimated in the reserve, and TJX may incur costs for leases from these discontinued operations that were not terminated or had not expired, TJX does not expect to incur any material costs related to discontinued operations in excess of the reserve. The reserve balance was $16.2 million as of April 29, 2006 and $12.6 million as of April 30, 2005. During the quarter ended April 29, 2006, TJX received a creditor recovery of $1.6 million, offset by an equivalent addition to the reserve to reflect adjustments to the reserve during the quarter. Any additional creditor recoveries, if any, are expected to be immaterial.

We may also be contingently liable on up to 18 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to us with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

6.	TJX’s comprehensive income for the periods ended April 29, 2006 and April 30, 2005 is presented below:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
	(In thousands)
Net income	$163,809	$135,581
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	633	4,537
Gain (loss) on hedge contracts, net of related tax effects	818	(3,347)
Gain (loss) on cash flow hedge contracts, net of related tax effects	(5,446)	1,141
Amount of cash flow hedges reclassified from other comprehensive income to net income, net of related tax effects	7,171	(1,956)

Comprehensive income	$166,985	$135,956

7.	The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
	(In thousands except
	per share amounts)
Basic earnings per share
Net income	$163,809	$135,581
Average common shares outstanding for basic EPS	458,920	476,979

Basic earnings per share	$.36	$.28

Diluted earnings per share
Net income	$163,809	$135,581
Add back: Interest expense on zero coupon convertible notes, net of income taxes	1,148	1,126

Net income used for diluted earnings per share calculation	$164,957	$136,707

Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	458,920	476,979
Dilutive effect of stock options and awards	9,122	3,231
Dilutive effect of convertible subordinated notes	16,905	16,905

Average common shares outstanding for diluted EPS	484,947	497,115

Diluted earnings per share	$.34	$.28
The weighted average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options when the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were 7,956 such options excluded for the quarter ended April 29, 2006, and 10,000 such options excluded for the quarter ended April 30, 2005.

8.	During the first quarter ended April 29, 2006, we repurchased and retired 7.2 million shares of our common stock at a cost of $177.0 million. The company reflects stock repurchases in its financial statements on a “settlement” basis which amounted to $164.9 million this year compared to $241.4 million last year. Since the inception of our current $1 billion stock repurchase program through April 29, 2006, we have repurchased 7.4 million shares at a total cost of $183.6 million.

9.	TJX evaluates the performance of its segments based on “segment profit or loss,” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is financial information on TJX’s business segments (in thousands):

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Net sales:
Marmaxx	$2,646,702	$2,563,586
Winners and HomeSense	368,810	313,097
T.K. Maxx	349,320	317,706
HomeGoods	305,832	258,627
A.J. Wright	162,481	139,371
Bob’s Stores	63,338	59,443

	$3,896,483	$3,651,830

Segment profit (loss):
Marmaxx	$269,519	$257,485
Winners and HomeSense	28,086	9,892
T.K. Maxx	(201)	(2,236)
HomeGoods	8,534	(666)
A.J. Wright	(2,915)	(4,173)
Bob’s Stores	(6,229)	(6,986)

	296,794	253,316

General corporate expense	32,639	27,500
Interest expense, net	3,759	6,036

Income before provision for income taxes	$260,396	$219,780

10.	The following represents the net periodic pension and postretirement benefit costs and related components for the thirteen weeks ended April 29, 2006 and April 30, 2005 (in thousands):

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
Service cost	$9,678	$8,112	$305	$380
Interest cost	5,527	4,805	633	716
Expected return on plan assets	(7,248)	(6,269)	—	—
Amortization of transition obligation	—	—	—	19
Amortization of prior service cost	14	15	119	90
Recognized actuarial losses	1,657	1,567	327	370

Total expense	$9,628	$8,230	$1,384	$1,575

TJX made voluntary funding contributions to its funded pension plan in the fiscal years ended in January 2006 and 2005. TJX does not anticipate any required funding for our current fiscal year.

In November 2005, TJX amended its postretirement medical plan effective January 1, 2006. The amendment eliminates all plan benefits for anyone retiring after January 1, 2006. For retirees enrolled in our plan as of that date and who enroll in Medicare Part D within specified timeframes, the amended plan will provide a $35.00 monthly benefit, which is intended to cover the cost of the retiree’s monthly premium payment for Medicare coverage. The reduction in the liability related to this plan amendment will be amortized over the remaining lives of the current participants. As a result during the first quarter ended April 29, 2006 the post retirement medical plan generated pre-tax income of $.7 million versus an expense of $1.8 million for the quarter ended April 30, 2005.
11.	At April 29, 2006, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed rate obligation to a floating rate obligation. TJX has designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at April 29, 2006, excluding the estimated net interest receivable, was a liability of $5.8 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $5.8 million.

Also at April 29, 2006, TJX had an interest rate swap on the entire principal amount of its C$235 million three-year note converting the interest on the note from floating to a fixed rate of interest at approximately 4.136%. The interest rate swap is designated as a cash flow hedge of the underlying debt. The fair value of the contract, excluding the net interest accrual, amounted to an asset of $1.8 million (C$2.0 million) as of April 29, 2006. The valuation of the swap results in an offsetting adjustment to other comprehensive income.

12.	In May 2006, TJX amended its $500 million four-year revolving credit facility and its $500 million five-year revolving credit facility (initially entered into in May 2005), extending the maturity dates of these agreements until May 5, 2010 and May 5, 2011, respectively. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to our commercial paper program. At April 29, 2006, TJX had no outstanding short-term borrowings. At April 30, 2005, TJX had $35 million of commercial paper outstanding. The availability under revolving credit facilities at April 29, 2006 and April 30, 2005 was $1 billion and $665 million, respectively.

13.	TJX accrues for inventory purchase obligations at the time the inventory is shipped rather than when received and accepted by TJX. As a result, merchandise inventory on our balance sheets include an accrual for in-transit inventory of $273.2 million at April 29, 2006 and $179.6 million at April 30, 2005. A liability for a comparable amount is included in accounts payable for the respective period.

14.	Accrued expenses and other current liabilities as of April 30, 2005 include $172 million of checks outstanding in excess of the book balance in certain cash accounts. These are zero balance cash accounts maintained with certain financial institutions that we fund as checks clear and for which no right of offset exists. As of April 29, 2006, there was a right of offset to cover such outstanding checks and thus no reclassification was required.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
The Thirteen Weeks Ended
April 29, 2006
Versus the Thirteen Weeks Ended April 30, 2005
Results of Operations
In the fourth quarter of fiscal 2006 TJX elected to early adopt the provisions of Statement of Financial Accounting Standards No. 123 (R) (SFAS No. 123(R)), Accounting for Stock Based Compensation. This standard requires that the fair value of all stock based awards be reflected in the financial statements based on the fair value of the award. TJX has elected the modified retrospective transition method and accordingly all prior periods have been adjusted to reflect the impact of this standard.
Overview: Highlights of our financial performance for the first quarter ended April 29, 2006, include the following:
•	Net sales increased 7% to $3.9 billion as compared to last year’s first quarter. We continued to grow our business, with stores in operation as of April 29, 2006 up 7% and total selling square footage up 8% from a year ago.

•	Consolidated same store sales for the first quarter of fiscal 2007 increased 1% compared to a 3% increase in last year’s first quarter.

•	Same store sales were impacted by a reduction in the average unit selling price (“average ticket”), principally at Marmaxx, due to a planned increase in the percentage of opportunistic, off-price purchases in our merchandise mix. While the decline in the average ticket partially offset strong growth in unit sales, it also had a positive impact on merchandise margins during the quarter.

•	Our first quarter pre-tax margin (the ratio of pre-tax income to net sales) increased to 6.7% from 6.0% last year. This increase is due to improved merchandise margins (up 1.0 percentage points) partially offset by a 0.2 percentage point increase in selling, general and administrative expenses due to a one-time charge of approximately $7 million relating to a workforce reduction.

•	Net income was $164 million for the quarter, 21% above last year’s first quarter. Diluted earnings per share, was $.34 per share for the first quarter, 21% above last year.

•	During the first quarter, we repurchased 7.2 million shares at a cost of $177 million.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of April 29, 2006 were 7% below the prior year.
The following is a summary of the operating results of TJX at the consolidated level. This discussion is followed by an overview of operating results by segment. All references to earnings per share are diluted earnings per share unless otherwise indicated.
Net sales: Consolidated net sales for the quarter ended April 29, 2006 were $3,896.5 million, up 7% from $3,651.8 million in last year’s first quarter. The 7% increase in net sales for this year’s first quarter includes 6% from new stores and 1% from same store sales. We shifted our merchandise mix, particularly at Marmaxx, by reducing upfront buys (purchases made early in, or before, the season) and increasing our off-price buys (purchases made opportunistically during the season). Although both transactions and units sold increased over last year’s first quarter, this shift in merchandise mix reduced our average ticket and, therefore, our same store sales results, especially in the women’s sportswear category. We regard the shift to more off-price purchases as a positive, as these purchases are made closer to need, when we know more about fashion and the pricing environment, and also carry a higher mark-on, which increases our merchandise margins. We expect to continue our increased level of off-price purchases, but are focused on increasing the average ticket by refining the merchandise mix.
During the first quarter of fiscal 2007, the jewelry, accessories and footwear categories were strong on a combined basis and performed well above the consolidated average. The men’s and home fashion categories also had same store sales increases that were above the consolidated average across most divisions. These increases were partially offset by women’s sportswear business, an important category, which had same store sales declines across most of our divisions.

Geographically, the Southwest and Florida performed above the consolidated average, while New England and the Midwest were below the average. Foreign currency exchange rates had a neutral impact on same store sales results.
Consolidated net sales for the quarter ended April 30, 2005 increased 9% over the comparable prior year period and included a 3% increase in same store sales as compared to the prior year. Same store sales for last year’s first quarter benefited by approximately 1 percentage point from foreign currency exchange rates. Sales of footwear, jewelry and accessories and women’s sportswear all performed well. Sales were negatively impacted by unseasonably cold weather in March and part of April 2005. In regions of the country where the weather was seasonable (Florida, the Southwest and the West Coast), same store sales increases were strong.
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
The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	75.5	76.4
Selling, general and administrative expenses	17.7	17.5
Interest expense, net	.1	.2

Income before provision for income taxes	6.7%	6.0%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased by 0.9 percentage points for the quarter ended April 29, 2006 as compared to the same period last year. The decrease in this ratio reflects a 1.0 percentage point increase in our consolidated merchandise margin, which improved across virtually all of our divisions. The merchandise margin improvement was driven by reduced markdowns compared to the prior year as well as a higher mark-on attributable to a greater proportion of off-price buys, particularly at Marmaxx. This ratio also reflects a decrease in distribution costs and administrative costs as a percentage of net sales due to productivity improvements at our distribution centers and effective expense management. These improvements in the expense ratio were partially offset by the delevering impact of the 1% same store sales increase on other operating expenses, particularly occupancy costs, which increased 0.5 percentage points as compared to last year’s first quarter.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 17.7% for the quarter ended April 29, 2006 compared to 17.5% for the quarter ended April 30, 2005. The increase in this ratio is due to the impact of a $7 million pre-tax charge relating to the cost of a workforce reduction. During the first quarter of this year, we eliminated approximately 250 positions (including about 100 unfilled positions) and twelve of our senior executives agreed to a 10% salary reduction. We estimate that these actions will result in pre-tax savings of approximately $18 million on an annualized basis and a net benefit to pre-tax income for fiscal 2007 of approximately $8 million. In the aggregate, all other selling, general and administrative expenses as a percentage of sales were essentially flat despite a 1% same store sales increase.
Interest expense, net: Interest expense, net of interest income was $3.8 million in this year’s first quarter compared to $6.0 million for the first quarter last year. Interest income was $5.9 million in the current year’s first quarter versus $2.5 million in the prior year. The increase in interest income was due to higher cash balances available for investment as well as higher interest rates on these investments during the current quarter versus last year’s first quarter.

Income taxes: Our effective income tax rate was 37.1% for the three months ended April 29, 2006 and 38.3% for the three months ended April 30, 2005. The reduction in the rate this year is driven by the tax treatment of foreign currency exchange gains and losses on certain intercompany loans between Winners and TJX. These loans are fully hedged, so movements in the Canadian dollar exchange rate do not impact pre-tax income. However, the pre-tax currency gains or losses on the loans are not taxable while the pre-tax gains or losses on the hedge are taxable. This results in changes in our effective income tax rate as exchange rates fluctuate.
Net income: Net income for this year’s first quarter was $164 million, or $.34 per diluted share, versus $136 million, or $.28 per diluted share last year. Earnings per share in both years reflect the favorable impact of our share repurchase program.
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
Segment results for all prior periods have been adjusted to reflect the impact of expensing stock options due to the adoption of SFAS No. 123R.

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Marmaxx

Net sales	$2,646.7	$2,563.6
Segment profit	$269.5	$257.5
Segment profit as percentage of net sales	10.2%	10.0%
Percent increase in same store sales	1%	3%
Stores in operation at end of period	1,530	1,472
Selling square footage at end of period (in thousands)	37,457	35,690
Marmaxx had a 1% same store sales increase for the quarter ended April 29, 2006, over a 3% increase in the comparable period last year. Marmaxx’s same store sales, particularly the women’s sportswear category, were impacted by a shift in the merchandise mix from upfront buys to more opportunistic off-price buys. Although total units sold and the number of transactions increased, the shift to a greater percentage of off-price buying reduced our average ticket and, therefore, our same store sales results. We view the shift to more off-price buying as a positive, as these purchases are made closer to need, where we know more about fashion and the pricing environment. Additionally, these off-price buys carried a higher mark-on, which provided a lift to our merchandise margin.
Marmaxx’s first quarter sales results reflect same store sales increases in jewelry, accessories and footwear, which combined, were up 4% over an 11% increase last year. Trends in men’s and home fashions same store sales continue to improve, each increasing 2% for the quarter. Women’s sportswear, the category affected the most by the lower average ticket, had a same store sales decline of 3% compared to a 4% increase in the first quarter of fiscal 2006. Geographically, the Southwest and Florida were above the chain average, New England and the Midwest trailed the chain average while the West Coast was in line with the chain.
Segment profit for the first quarter ended April 29, 2006 was $270 million, a 5% increase over segment profit of $257 million in last year’s first quarter. Segment profit as a percentage of net sales (“segment margin”) increased to 10.2% from 10.0% last year. Merchandise margin increased by 0.7 percentage points due to lower markdowns and the favorable impact on mark-on from the shift to more opportunistic, off-price buys. Improved merchandise margins were partially offset by the delevering impact of Marmaxx’s 1% same store sales increase on its expense ratios, particularly in occupancy and distribution costs which increased 0.5 percentage points.

As of April 29, 2006, Marmaxx’s average per store inventories, including inventory on hand at our distribution centers, were down 9% from inventory levels at the end of the quarter last year, compared to a 14% increase in last year’s first quarter over the respective prior-year period. While per-store average inventories were up last year, the majority of the increase was in our distribution centers and related to the timing of receipts. Our inventory position at the end of the current first quarter period was more liquid than at the end of the first quarter last year.

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Winners and HomeSense

Net sales	$368.8	$313.1
Segment profit	$28.1	$9.9
Segment profit as percentage of net sales	7.6%	3.2%
Percent increase (decrease) in same store sales:
U.S. currency	8%	7%
Local currency	1%	(1)%
Stores in operation at end of period:
Winners	178	169
HomeSense	60	44

Total Winners and HomeSense	238	213

Selling square footage at end of period (in thousands):
Winners	4,096	3,842
HomeSense	1,134	825

Total Winners and HomeSense	5,230	4,667

Net sales for the first quarter of fiscal 2007 for Winners and HomeSense increased 18% over last year’s first quarter to $369 million. Approximately half of this increase in net sales is due to changes in currency exchange rates. Same store sales (in local currency) for Winners and HomeSense increased by 1% for the first quarter ended April 29, 2006 compared to a decline of 1% last year. Same store sales were positively impacted by strong growth in jewelry, accessories and footwear, partially offset by declines in the women’s sportswear category. Same store sales were also positively impacted by more full-price sales, which were up 6% from last year’s first quarter, but were partially offset by lower clearance sales this year, the result of improved inventory management.
Segment profit for the current year’s first quarter increased 184% and segment margin increased 4.4 percentage points to 7.6%. The improved segment margin was driven by an increase in Winners merchandise margins which increased by 4.8 percentage points largely due to lower markdowns. Last year Winners merchandise margin reflected aggressive markdowns in the month of April in response to a same store sales decrease of 7% in March 2005. Winners’ results in this year’s first quarter also reflect expense leverage in its distribution and administrative costs which were more than offset by a first quarter charge of $2 million for Winners share of the one-time cost of the workforce reduction.

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
T.K. Maxx

Net sales	$349.3	$317.7
Segment profit (loss)	$(.2)	$(2.2)
Segment profit (loss) as percentage of net sales	(.1)%	(.7)%
Percent increase (decrease) in same store sales:
U.S. currency	(3)%	2%
Local currency	5%	(1)%
Stores in operation at end of period	201	175
Selling square footage at end of period (in thousands)	4,345	3,611
T.K. Maxx’s total sales for the first quarter of fiscal 2007 increased 10% over last year’s first quarter to $349 million. Currency exchange rates negatively impacted net sales growth by 9 percentage points. T.K. Maxx’s same store sales (in local currency) increased 5% for the quarter ended April 29, 2006 compared to a 1% decrease for the first quarter last year. Same store sales for home fashions, accessories and footwear performed well above the chain average.
In this year’s first quarter as compared to the first quarter last year, T.K. Maxx reduced its segment loss by $2 million and improved its segment margin by 0.6 percentage points. This improvement reflects an increase in merchandise margin of 0.8 percentage points as well as expense leverage, primarily administrative and distribution costs. These improvements were partially offset by an increase in occupancy costs as a percentage of sales due to higher base rent, real estate taxes and utility costs.

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
HomeGoods

Net sales	$305.8	$258.6
Segment profit (loss)	$8.5	$(.7)
Segment profit (loss) as percentage of net sales	2.8%	(.3)%
Percent increase in same store sales	3%	0%
Stores in operation at end of period	254	220
Selling square footage at end of period (in thousands)	4,890	4,233
HomeGoods’ total sales increased 18% over last year’s first quarter and same store sales increased 3% as compared to flat same store sales results in last year’s first quarter. Segment profit and segment margin improved over last year due to an increase in merchandise margin (primarily lower markdowns) as well as a reduction in distribution costs as a percentage of net sales. Last year’s distribution costs reflect the impact of transitioning to a new facility. Segment margin for this year’s first quarter also reflects the favorable impact on expense ratios of a 3% same store sales increase.

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
A.J. Wright

Net sales	$162.5	$139.4
Segment (loss)	$(2.9)	$(4.2)
Segment (loss) as percentage of net sales	(1.8)%	(3.0)%
Percent increase in same store sales	3%	1%
Stores in operation at end of period	156	137
Selling square footage at end of period (in thousands)	3,137	2,747
A.J. Wright’s net sales increased 17% for the first quarter of fiscal 2007 over the same period in the prior year, compared to a 26% increase in last year’s first quarter over the comparable prior year period. This year’s first quarter same store sales increased 3% compared to a 1% increase in last year’s first quarter. A.J. Wright reduced its operating loss from last year and improved its merchandise margin by 0.4 percentage points. This division also benefited from leverage across most categories of its operating expenses. A.J. Wright’s advertising costs increased due to the testing of several marketing and advertising strategies.

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Bob’s Stores

Net sales	$63.3	$59.4
Segment (loss) profit	$(6.2)	$(7.0)
Percent increase in same store sales	2%	N/A
Stores in operation at end of period	35	34
Selling square footage at end of period (in thousands)	1,276	1,230
Bob’s Stores’ first quarter net sales increased 7% and same store sales increased 2% over last year’s first quarter. Bob’s Stores segment loss for the first quarter was slightly less than last year primarily due to the sales increase and lower new store preopening costs. Bob’s Stores has increased its offering of women’s casual sportswear, a category that has performed well this year. In addition, Bob’s Stores has significantly increased the level of its price promotions in the current year while maintaining its merchandise margins.
General corporate expense
General corporate expense for segment reporting purposes are those costs not specifically related to the operations of our business segments, and is included in selling, general and administrative expenses. The increase in general corporate expense for the first quarter ended April 29, 2006 compared to last year is primarily due to the portion of the pre-tax charge relating to the workforce reduction that was allocated to corporate ($4 million).
Financial Condition
Operating activities for the quarter ended April 29, 2006 provided cash of $51 million, while operating activities for the quarter ended April 30, 2005 provided cash of $187 million. Cash flows from operating activities for the first quarter, as compared to the prior year, decreased by $136 million. The reduction in operating cash flows in this year’s first quarter compared to last year is due to a decrease in accrued expenses and other current liabilities of $70 million this year compared to an increase of $116 million last year. The increase in accrued liabilities last year was entirely due to the reclassification of $172 million in outstanding checks from cash to accrued liabilities. These outstanding check amounts relate to zero-balance cash accounts which are maintained with certain financial institutions which we fund as checks clear and for which no other right of offset exists. This reclassification benefited operating cash flows in the first quarter of last year, but reduced operating cash flows in subsequent periods. This reduction in operating cash flows was partially offset by an increase in net income (adjusted for depreciation) of $35 million. All other factors impacting operating cash flows were relatively consistent from year to year.
Investing activities relate primarily to property additions for new stores, store improvements and renovations and investment in existing and new distribution centers. Cash outlays for property additions amounted to $96 million in the first quarter ended April 29, 2006 compared to $101 million in last year’s first quarter. TJX anticipates that capital spending for fiscal 2007 will be approximately $100 million less than capital spending for fiscal 2006.
Financing activities consist primarily of our share repurchase program. During the first quarter ended April 29, 2006, we repurchased and retired 7.2 million shares of our common stock at a cost of $177 million. The company reflects stock repurchases in its financial statements on a “settlement” basis which amounted to $165 million in the first quarter this year, compared to $241 million in the comparable period last year. TJX expects to repurchase $650 million of its common stock in fiscal 2007. Since the inception of our current $1 billion stock repurchase program through April 29, 2006, we have repurchased 7.4 million shares at a total cost of $184 million.
In May 2006, we amended our $500 million four-year revolving credit facility and our $500 million five-year revolving credit facility (initially entered into in May 2005), extending the maturity dates of these agreements until May 5, 2010 and May 5, 2011, respectively. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to our commercial paper program. At April 29, 2006, we had no outstanding short-term borrowings. At April 30, 2005, we had $35 million of commercial paper outstanding. The availability under revolving credit facilities at April 29, 2006 and April 30, 2005 was $1 billion and $665 million, respectively. The increase in long-term debt from April 2005 is due to the C$ 235 million non-revolving credit facility entered into by our Winners division in January 2006, and guaranteed by TJX. The proceeds were used to fund the repatriation of earnings from our Canadian division as well as other general corporate purposes of this division. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.

PART I (Continued)
Item 3  Quantitative and Qualitative Disclosure about Market Risk
We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Note D to our consolidated financial statements, on page F-15 of the Annual Report on Form 10-K for the fiscal year ended January 28, 2006, we hedge a significant portion of our net investment and certain merchandise commitments in these operations with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures, most of which are recorded directly in shareholders’ equity. The contracts are executed with financial institutions we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 28, 2006, the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.
Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by the Company. We periodically enter into financial instruments to manage our cost of borrowing, however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions.
We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year. As of January 28, 2006, the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.
Item 4  Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 29, 2006 pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There were no changes in internal controls over financial reporting during the fiscal quarter ended April 29, 2006 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1A Risk Factors
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K for the fiscal year ended January 28, 2006.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
The number of shares of common stock repurchased by TJX (on a “trade-date“ basis) during the first quarter of fiscal 2006 and the average price per share paid is as follows:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares that
			as Part of	May Yet be
	Number of Shares	Average Price	Publicly Announced	Purchased Under
	Repurchased	Paid Per Share	Plan or Program	Plans or Programs
January 29, 2006 through February 25, 2006	2,091,300	$24.65	2,091,300	$941,886,207

February 26, 2006 through April 1, 2006	2,353,900	$25.24	2,353,900	$882,477,597

April 2, 2006 through April 29, 2006	2,711,300	$24.36	2,711,300	$816,435,197

Total:	7,156,500		7,156,500

     As of April 29, 2006, we had repurchased 7.4 million shares at a cost of $ 183.6 million under our $1 billion share repurchase program.
Item 4 Submission of Matters to a Vote of Security Holders
There was no matter submitted to a vote of TJX’s security holders during the first quarter ended April 29, 2006.
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

Date: June 2, 2006

/s/ Jeffrey G. Naylor

Jeffrey G. Naylor, Senior Executive Vice President -
Finance, on behalf of The TJX Companies, Inc. and as
Principal Financial and Accounting Officer of
The TJX Companies, Inc.