Form 10-Q
period 2006-07-29
TJX COMPANIES INC /DE/
filed 2006-09-01
CIK 109198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report under Section 13 and 15(d) Of the Securities Exchange Act of 1934
For Quarterly Period Ended July 29, 2006
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
     Yes ☑  No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐.
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
     YES ☐  NO ☑.
The number of shares of Registrant’s common stock outstanding as of July 29, 2006: 449,499,006

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	July 29,	July 30,
	2006	2005

Net sales	$3,988,232	$3,647,866

Cost of sales, including buying and occupancy costs	3,054,467	2,807,861
Selling, general and administrative expenses	698,779	652,143
Interest expense, net	5,413	7,917

Income before provision for income taxes	229,573	179,945
Provision for income taxes	91,417	69,131

Net income	$138,156	$110,814

Earnings per share:

Net income:
Basic	$0.31	$0.24
Weighted average common shares — basic	452,132	467,206

Diluted	$0.29	$0.23
Weighted average common shares — diluted	477,485	492,817

Cash dividends declared per share	$0.07	$0.06
The accompanying notes are an integral part of the financial statements.
The period ended July 30, 2005 has been adjusted to reflect the effect of adopting SFAS 123(R). See note 3 to consolidated interim financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005

Net sales	$7,884,715	$7,299,696

Cost of sales, including buying and occupancy costs	5,997,250	5,596,630
Selling, general and administrative expenses	1,388,324	1,289,388
Interest expense, net	9,172	13,953

Income before provision for income taxes	489,969	399,725
Provision for income taxes	188,004	153,330

Net income	$301,965	$246,395

Earnings per share:

Net income:
Basic	$0.66	$0.52
Weighted average common shares — basic	455,654	472,055

Diluted	$0.63	$0.50
Weighted average common shares — diluted	481,438	497,716

Cash dividends declared per share	$0.14	$0.12
The accompanying notes are an integral part of the financial statements.
The period ended July 30, 2005 has been adjusted to reflect the effect of adopting SFAS 123(R). See note 3 to consolidated interim financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	July 29,	January 28,	July 30,
	2006	2006	2005
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$273,717	$465,649	$181,689
Accounts receivable, net	119,482	140,747	120,932
Merchandise inventories	2,923,434	2,365,861	2,814,691
Prepaid expenses and other current assets	322,245	158,624	263,571
Current deferred income taxes, net	13,938	9,246	3,160

Total current assets	3,652,816	3,140,127	3,384,043

Property at cost:
Land and buildings	259,899	260,556	262,278
Leasehold costs and improvements	1,564,193	1,493,747	1,391,435
Furniture, fixtures and equipment	2,280,490	2,177,614	2,032,502

Total property at cost	4,104,582	3,931,917	3,686,215
Less accumulated depreciation and amortization	2,105,731	1,941,020	1,808,792

Net property at cost	1,998,851	1,990,897	1,877,423

Property under capital lease, net of accumulated amortization of $11,540; $10,423 and $9,306, respectively	21,032	22,149	23,266
Non-current deferred income taxes, net	10,402	6,395	—
Other assets	130,194	153,312	124,029
Goodwill and tradename, net of amortization	183,217	183,425	183,548

TOTAL ASSETS	$5,996,512	$5,496,305	$5,592,309

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$1,782	$1,712	$1,645
Short-term debt	140,871	—	414,498
Accounts payable	1,561,525	1,313,472	1,518,950
Accrued expenses and other liabilities	1,043,224	936,667	913,454

Total current liabilities	2,747,402	2,251,851	2,848,547

Other long-term liabilities	562,011	544,650	485,711
Non-current deferred income taxes, net	—	—	44,735
Obligation under capital lease, less portion due within one year	23,327	24,236	25,109
Long-term debt, exclusive of current installments	789,090	782,914	575,112
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 449,499,006; 460,967,060 and 465,922,597, respectively	449,499	460,967	465,923
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(36,571)	(44,296)	(32,843)
Retained earnings	1,461,754	1,475,983	1,180,015

Total shareholders’ equity	1,874,682	1,892,654	1,613,095

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,996,512	$5,496,305	$5,592,309

The accompanying notes are an integral part of the financial statements.

The period ended July 30, 2005 has been adjusted to reflect the effect of adopting SFAS 123(R).
See note 3 to consolidated interim financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005
Cash flows from operating activities:
Net income	$301,965	$246,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,542	156,653
Property disposals	3,494	4,578
Deferred income tax provision	(8,515)	(14,689)
Amortization of stock compensation expense	38,971	46,728
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	21,980	(2,044)
(Increase) in merchandise inventories	(542,315)	(474,733)
(Increase) in prepaid expenses and other current assets	(161,732)	(131,663)
Increase in accounts payable	239,248	249,587
Increase in accrued expenses and other liabilities	114,332	96,545
Other	24,113	8,151

Net cash provided by operating activities	204,083	185,508

Cash flows from investing activities:
Property additions	(179,366)	(219,112)
Proceeds from repayments on note receivable	343	320

Net cash (used in) investing activities	(179,023)	(218,792)

Cash flows from financing activities:
Proceeds from borrowings of short-term debt	140,871	414,498
Payments on capital lease obligation	(839)	(774)
Principal payments on long-term debt	—	(99,995)
Cash payments for repurchase of common stock	(375,013)	(383,346)
Proceeds from sale and issuance of common stock	72,404	27,321
Cash dividends paid	(59,677)	(49,857)

Net cash (used in) financing activities	(222,254)	(92,153)

Effect of exchange rates on cash	5,262	(61)

Net (decrease) in cash and cash equivalents	(191,932)	(125,498)
Cash and cash equivalents at beginning of year	465,649	307,187

Cash and cash equivalents at end of period	$273,717	$181,689

The accompanying notes are an integral part of the financial statements.

The period ended July 30, 2005 has been adjusted to reflect the effect of adopting SFAS 123(R).
See note 3 to consolidated interim financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
1.	The results for the first six months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles and practices consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in TJX’s Annual Report on Form 10-K for the year ended January 28, 2006.

3.	In the fourth quarter of fiscal 2006 TJX elected to early adopt the provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), “Accounting for Stock Based Compensation.” This standard requires that the fair value of all stock-based awards be reflected in the financial statements based on the fair value of the awards at the date of grant. TJX has elected the modified retrospective transition method, and accordingly, all prior periods have been adjusted to reflect the impact of this standard.

Total stock-based compensation was $19.4 million and $22.6 million for the quarters ended July 29, 2006 and July 30, 2005, respectively, and $39.0 million and $46.7 million for the six months ended July 29, 2006 and July 30, 2005, respectively. These amounts include stock option expense as well as restricted stock amortization. TJX revised its general approach to long-term compensation in fiscal 2006 by substantially decreasing the stock incentives awarded to individuals and increasing their long-term cash incentive awards going forward. There were options to purchase 1.5 million and 4.3 million shares of common stock exercised during the second quarter and six months ended July 29, 2006, respectively. There were options to purchase 42.9 million shares of common stock outstanding as of July 29, 2006.

4.	TJX’s cash payments for interest and income taxes are as follows:

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005
	(in thousands)
Cash paid for:
Interest on debt	$15,648	$14,317
Income taxes	$283,122	$193,392
5.	TJX has a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases of former TJX businesses. The reserve reflects TJX’s estimate of its costs for claims, updated quarterly, that have been, or are likely to be, made against TJX for liability as an original lessee or guarantor of leases of these businesses, after mitigation of the number and cost of lease obligations. At July 29, 2006, substantially all leases of discontinued operations that were rejected in bankruptcy and for which the landlords asserted liability against TJX had been resolved. Although TJX’s actual costs with respect to any of these leases may exceed amounts estimated in the reserve, and TJX may incur costs for leases from these discontinued operations that were not terminated or had not expired, TJX does not expect to incur any material costs related to discontinued operations in excess of the reserve. The reserve balance was $15.8 million as of July 29, 2006 and $12.1 million as of July 30, 2005. During the quarter ended April 29, 2006, TJX received a creditor recovery of $1.6 million, offset by an equivalent addition to the reserve to reflect adjustments to the reserve during the quarter. Any additional creditor recoveries, if any, are expected to be immaterial.
TJX may also be contingently liable on up to 16 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club is primarily liable. TJX’s reserve for discontinued operations does not reflect these leases, because it believes that the likelihood of any future liability with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

6.	TJX’s comprehensive income for the second quarter and six months ended July 29, 2006 and July 30, 2005 is presented below:

	Thirteen Weeks Ended
	July 29,	July 30,
	2006	2005
	(in thousands)

Net income	$138,156	$110,814
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	9,680	(16,265)
Gain (loss) on hedge contracts, net of related tax effects	(5,311)	12,089
Gain (loss) on cash flow hedge contracts, net of related tax effects	1,788	(4,936)
Amount of cash flow hedges reclassified from other comprehensive income to net income, net of related tax effects	(1,608)	2,139

Comprehensive income	$142,705	$103,841

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005
	(in thousands)

Net income	$301,965	$246,395
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	10,313	(11,728)
Gain (loss) on hedge contracts, net of related tax effects	(4,493)	8,742
Gain (loss) on cash flow hedge contracts, net of related tax effects	(3,659)	(3,795)
Amount of cash flow hedges reclassified from other comprehensive income to net income, net of related tax effects	5,564	183

Comprehensive income	$309,690	$239,797

7.	The computation of TJX’s basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	July 29,	July 30,
	2006	2005
	(in thousands)
Basic earnings per share
Net income	$138,156	$110,814
Average common shares outstanding for basic EPS	452,132	467,206

Basic earnings per share	$0.31	$0.24

Diluted earnings per share
Net income	$138,156	$110,814
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1,152	1,129

Net income used for diluted earnings per share calculation	$139,308	$111,943

Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	452,132	467,206
Dilutive effect of stock options and awards	8,448	8,706
Dilutive effect of zero coupon convertible subordinated notes	16,905	16,905

Average common shares outstanding for diluted EPS	477,485	492,817

Diluted earnings per share	$0.29	$0.23

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005
	(in thousands)
Basic earnings per share
Net income	$301,965	$246,395
Average common shares outstanding for basic EPS	455,654	472,055

Basic earnings per share	$0.66	$0.52

Diluted earnings per share
Net income	$301,965	$246,395
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	2,300	2,255

Net income used for diluted earnings per share calculation	$304,265	$248,650

Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	455,654	472,055
Dilutive effect of stock options and awards	8,879	8,756
Dilutive effect of zero coupon convertible subordinated notes	16,905	16,905

Average common shares outstanding for diluted EPS	481,438	497,716

Diluted earnings per share	$0.63	$0.50
The weighted average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options for which the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were options to purchase 7,956 shares excluded for the thirteen weeks and twenty-six weeks ended July 29, 2006 and options to purchase 10,000 shares excluded for the thirteen weeks and twenty-six weeks ended July 30, 2005. The 16.9 million shares attributable to the zero coupon convertible subordinated notes are reflected in the diluted earnings per share calculation in all periods presented in accordance with Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” This accounting change was implemented in the fourth quarter ended January 29, 2005 and was applied retroactively.
8.	During the second quarter ended July 29, 2006, TJX repurchased and retired 8.7 million shares of its common stock at a cost of $203.5 million. For the six months ended July 29, 2006, TJX repurchased and retired 15.9 million shares of its common stock at a cost of $380.5 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis which amounted to $375.0 million for the six months ended July 29, 2006, compared to $383.3 million for the same period last year. Since the inception of the current $1 billion stock repurchase program through July 29, 2006, TJX had repurchased 16.1 million shares at a total cost of $387.1 million.
9.	TJX evaluates the performance of its segments based on “segment profit or loss,” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity. Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	July 29,	July 30,
	2006	2005
	(in thousands)
Net sales:
Marmaxx	$2,658,503	$2,537,311
Winners and HomeSense	400,536	316,842
T.K. Maxx	405,440	327,540
HomeGoods	301,347	259,116
A.J. Wright	158,065	147,251
Bob’s Stores	64,341	59,806

	$3,988,232	$3,647,866

Segment profit (loss):
Marmaxx	208,265	202,295
Winners and HomeSense	41,477	18,563
T.K. Maxx	17,971	9,023
HomeGoods	4,198	(4,739)
A.J. Wright	(5,041)	(2,709)
Bob’s Stores	(4,037)	(9,155)

	262,833	213,278

General corporate expenses	27,847	25,416
Interest expense, net	5,413	7,917

Income before provision for income taxes	$229,573	$179,945

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005
	(in thousands)
Net sales:
Marmaxx	$5,305,205	$5,100,897
Winners and HomeSense	769,346	629,939
T.K. Maxx	754,760	645,246
HomeGoods	607,179	517,743
A.J. Wright	320,546	286,622
Bob’s Stores	127,679	119,249

	$7,884,715	$7,299,696

Segment profit (loss):
Marmaxx	477,784	459,780
Winners and HomeSense	69,563	28,455
T.K. Maxx	17,770	6,787
HomeGoods	12,732	(5,405)
A.J. Wright	(7,956)	(6,882)
Bob’s Stores	(10,266)	(16,141)

	559,627	466,594

General corporate expenses	60,486	52,916
Interest expense, net	9,172	13,953

Income before provision for income taxes	$489,969	$399,725

10.	The following represents the net periodic pension and postretirement benefit costs and related components for the thirteen weeks ended July 29, 2006 and July 30, 2005:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Service cost	$9,678	$8,113	$305	$380
Interest cost	5,527	4,806	633	717
Expected return on plan assets	(7,248)	(6,269)	—	—
Amortization of transition related obligation	—	—	—	18
Amortization of prior service cost	14	14	119	90
Recognized actuarial losses	1,657	1,567	327	368

Total expense	$9,628	$8,231	$1,384	$1,573

The following represents the net periodic pension and postretirement benefit costs and related components for the twenty-six weeks ended July 29, 2006 and July 30, 2005:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Service cost	$19,356	$16,225	$610	$760
Interest cost	11,054	9,611	1,267	1,433
Expected return on plan assets	(14,496)	(12,538)	—	—
Amortization of transition related obligation	—	—	—	37
Amortization of prior service cost	28	29	238	180
Recognized actuarial losses	3,314	3,134	654	738

Total expense	$19,256	$16,461	$2,769	$3,148

TJX made voluntary funding contributions to its funded pension plan in the fiscal years ended in January 2006 and 2005. TJX does not anticipate any required funding for its current fiscal year.
Effective January 1, 2006, TJX amended its postretirement medical plan to eliminate all plan benefits for anyone retiring after January 1, 2006. For retirees enrolled in the plan as of that date and who enroll in Medicare Part D within specified timeframes, the amended plan provides a $35.00 monthly benefit, which is intended to cover the cost of the retiree’s monthly premium payment for Medicare coverage. The reduction in the liability related to this plan amendment is amortized over the remaining lives of the current participants. During the six months ended July 29, 2006, the postretirement medical plan generated pre-tax income of $1.4 million versus an expense of $3.5 million for the six months ended July 30, 2005.
11.	At July 29, 2006, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed rate obligation to a floating rate obligation. TJX has designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at July 29, 2006, excluding the estimated net interest receivable, was a liability of $5.5 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $5.5 million.
Also at July 29, 2006, TJX had an interest rate swap on the entire principal amount of its C$235 million three-year note converting the interest on the note from floating to a fixed rate of interest at approximately 4.136%. The interest rate swap is designated as a cash flow hedge of the underlying debt. The fair value of the contract, excluding the net interest accrual, amounted to an asset of $1.5 million (C$1.7 million) as of July 29, 2006. The valuation of the swap results in an offsetting adjustment to other comprehensive income.
On July 20, 2006 TJX determined that a C$355 million intercompany loan, due from Winners to TJX, would not be payable in the foreseeable future due to the capital and cash flow needs of Winners. As a result the intercompany loan and a currency swap (designated as a cash flow hedge of the loan) were re-designated as a net investment in a foreign operation. Accordingly, future gains or losses on these items will be recorded in other comprehensive income.
12.	In May 2006, TJX amended its $500 million four-year revolving credit facility and its $500 million five-year revolving credit facility (initially entered into in May 2005), extending the maturity dates of these agreements until May 5, 2010 and May 5, 2011, respectively. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to TJX’s commercial paper program. At July 29, 2006 and July 30, 2005, TJX had $141 million and $415 million of commercial paper outstanding, respectively. The availability under revolving credit facilities at July 29, 2006 and July 30, 2005 was $859 million and $585 million, respectively.

13.	TJX accrues for inventory purchase obligations at the time the inventory is shipped rather than when received and accepted by TJX. As a result, merchandise inventory on TJX’s balance sheets include an accrual for in-transit inventory of $370.5 million at July 29, 2006 and $326.0 million at July 30, 2005. A liability for a comparable amount is included in accounts payable for the respective period.
14.	Accrued expenses and other current liabilities as of July 29, 2006 and July 30, 2005 include $197.5 million and $173.3 million, respectively, of checks outstanding in excess of the book balance in certain cash accounts. These are zero balance cash accounts maintained with certain financial institutions that TJX funds as checks clear and for which no right of offset exists.
15.	In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Pursuant to FIN 48, the effects of a tax position are recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the taxing authority and cease to be recognized when this criteria is no longer met. FIN 48 also requires certain disclosures regarding unrecognized tax benefits and the amounts and classification of the related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. TJX is currently evaluating the impact of this new statement.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 29, 2006
Versus
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 30, 2005
Forward-looking Statements
This Form 10-Q including various portions of this Management’s Discussion and Analysis and the footnotes to our Financial Statements contain forward-looking statements. Words such as “expects,” “anticipates,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar words and expressions identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated or implied by such forward-looking statements. These risks and uncertainties include our ability to continue successful expansion of our store base and increase same store sales; risks of expansion; our ability to successfully implement our opportunistic inventory strategies and to effectively manage our inventories; successful advertising and promotion; consumer confidence, demand, spending habits and buying preferences; effects of unseasonable weather; competitive factors; factors affecting availability of store and distribution center locations on suitable terms; factors affecting our recruitment and employment of associates; factors affecting expenses; success of our acquisition and divestiture activities; our ability to successfully implement technologies and systems and protect data; our ability to continue to generate adequate cash flows; availability and cost of financing; general economic conditions, including gasoline prices; potential disruptions due to wars, natural disasters and other events beyond our control; changes in currency and exchange rates; import risks; adverse outcomes for any significant litigation; changes in laws and regulations and accounting rules and principles; and effectiveness of internal controls. These risks and uncertainties are discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended January 28, 2006 and in this and our other filings with the Securities and Exchange Commission. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.
Basis of Presentation
In the fourth quarter of fiscal 2006, TJX elected to early adopt the provisions of SFAS No. 123(R), which requires that the fair value of all stock-based awards be reflected in the financial statements based on the fair value of the awards at the date of grant. TJX elected the modified retrospective transition method and, accordingly, all prior periods have been adjusted to reflect the impact of this standard.
Results of Operations
Overview: Highlights of our financial performance for the second quarter and six months ended July 29, 2006, include the following:
•	Net sales increased 9% to $4.0 billion for the second quarter and 8% to $7.9 billion for the six-month period over last year’s comparable periods. We continued to grow our business, with stores in operation at July 29, 2006 up 6% and total selling square footage up 7% from a year ago.

•	Consolidated same store sales increased 4% for the second quarter and 3% on a year-to-date basis as compared to the same periods last year.

•	Same store sales were primarily driven by growth in unit sales during the second quarter, with the average unit selling price (“average ticket”) essentially flat compared to last year.

•	Our second quarter pre-tax margin (the ratio of pre-tax income to net sales) increased to 5.8% from 4.9% last year, primarily due to significant improvement in the profitability of our smaller divisions. The pre-tax margin increase reflects improved expense ratios, primarily due to the 4% same store sales increase and cost reduction initiatives, as well as the non-recurrence of certain charges related to the closing of three Winners stores and a HomeGoods distribution center and the elimination of e-commerce losses included in last year’s second quarter. Merchandise margins improved slightly over last year’s second quarter very strong performance.

•	Year-to-date, our pre-tax margin increased to 6.2% from 5.5% last year, primarily due to improved merchandise margins and improvement in our operating expense ratios. The improvement in our selling,

general and administrative expense to sales rate is partially offset by a one-time charge relating to a workforce reduction which was taken in the first quarter of this year.

•	Net income for the second quarter was $138 million, a 25% increase above last year’s second quarter. Net income for the six-month period was $302 million, a 23% increase from net income of $246 million for the same period last year.

•	Diluted earnings per share were $0.29 and $0.63 for the second quarter and six-month period, respectively, each a 26% increase over the same periods last year. Earnings per share in both periods reflect the favorable impact of our share repurchase program.

•	During the second quarter, we repurchased 8.7 million shares of our common stock at a cost of $204 million and for the year-to-date period, we repurchased 15.9 million shares of our common stock at a cost of $381 million.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of July 29, 2006 were 4% below the prior year.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. All references to earnings per share are diluted earnings per share unless otherwise indicated.
Net sales: Consolidated net sales for the quarter ended July 29, 2006 were $4.0 billion, up 9% from $3.6 billion in last year’s second quarter. The increase in net sales for this year’s second quarter includes 5% from new stores and 4% from same store sales. The same store sales increase for the quarter ended July 29, 2006 benefited by approximately 1 percentage point from foreign currency exchange rates as compared to a benefit in last year’s second quarter of approximately one-half percentage point.
On a year-to-date basis, consolidated net sales for the six months ended July 29, 2006 were $7.9 billion, up 8% from $7.3 billion in last year’s comparable period. The increase in net sales for the six months ended July 29, 2006 includes 5% from new stores and 3% from same store sales. Foreign currency exchange rates favorably impacted same store sales increases by approximately 1 percentage point in both the current and prior year six-month periods.
During the second quarter, same store sales increases were primarily due to higher unit sales, with the average ticket essentially flat. Year-to-date, increases in unit sales have been partially offset by a reduction in the average ticket, which impacted the first quarter due to a shift in our merchandise mix as a result of a planned increase in the percentage of opportunistic, off-price purchases. This reduction in the average ticket has since been offset through refinements to our merchandise mix.
Net sales for the second quarter and six months ended July 29, 2006 reflected increased demand for misses sportswear, jewelry, accessories, footwear and home fashions. These increases were partially offset by the juniors’ sportswear and children’s categories, which recorded same store declines across most of our divisions. Geographically, the Northeast and Southwest performed above the consolidated average, while the Midwest was below the average.
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

The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	76.6	77.0	76.1	76.7
Selling, general and administrative expenses	17.5	17.9	17.6	17.7
Interest expense, net	0.1	0.2	0.1	0.1

Income before provision for income taxes	5.8%	4.9%	6.2%	5.5%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 0.4 percentage points for the quarter ended July 29, 2006 as compared to the same period last year. This decrease reflects a reduction in distribution costs as a percentage of net sales, due to productivity improvements at our distribution centers, and effective buying cost leverage, partially offset by an increase in occupancy costs as a percentage of net sales. Merchandise margins improved slightly on top of strong merchandise margins in last year’s second quarter.
On a year-to-date basis, cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased by 0.6 percentage points, as compared to the same period last year. The decrease in this ratio reflects a 0.5 percentage point increase in our consolidated merchandise margin, which improved across virtually all of our divisions. The merchandise margin improvement was driven primarily by reduced markdowns. Consolidated distribution and buying costs as a percentage of net sales also improved from the same period in the prior year, largely due to the levering of the same store sales increases at our smaller divisions and cost containment measures, although partially offset by an increase in occupancy costs, as a percentage of sales as compared to the same period last year.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales for the second quarter decreased 0.4 percentage points over last year and decreased 0.1 percentage points for the six-month period as compared to the same period last year. The decreases are primarily attributable to leverage from the 4% same store sales increase on expense ratios, the second quarter effects of our continued focus on cost management and the impact on last year’s second quarter of closing costs associated with three Winners stores and a HomeGoods distribution center. These improvements were partially offset by the impact of a planned increase in advertising costs (up 0.1 percentage points as a percent of net sales) and a one-time charge of approximately $7 million in the first quarter relating to the cost of a workforce reduction. We have planned advertising and other marketing expense to increase for the remainder of the year.
Interest expense, net: Interest expense, net of interest income for the second quarter ended July 29, 2006 was $5 million compared to $8 million in last year’s second quarter. Year-to-date net interest expense was $9 million compared to $14 million for the same period last year. The reduction in net interest expense for both periods is due to higher interest income in the periods ended July 29, 2006 versus the comparable periods last year. Interest income was $4 million in the current year’s second quarter versus $1 million in the prior year and was $10 million for the six-months ended July 29, 2006 compared to $4 million for the same period last year. The increase in interest income was due to higher cash balances available for investment as well as higher interest rates on these investments during the current year periods versus last year’s comparable periods.
Income taxes: Our effective income tax rate was 39.8% for the quarter ended July 29, 2006 compared to 38.4% in last year’s second quarter, and 38.4% for the current year-to-date period as compared to 38.4% for last year’s comparable period. Through July 20, 2006, the effective income tax rate was impacted by the tax treatment of foreign currency exchange gains and losses on certain intercompany loans between Winners and TJX. This increased our current second quarter effective tax rate by 0.8 percentage points and reduced our year-to-date effective rate by 0.4 percentage points. Effective July 20, 2006, we re-designated this intercompany loan and the related hedge as a net investment in our foreign operations and future gains or losses on these items, net of tax effects, will be recorded in other comprehensive income (see Note 11 of the Notes to Consolidated Interim Financial Statements).

Net income: Net income for this year’s second quarter was $138 million, or $.29 per diluted share, versus $111 million, or $0.23 per diluted share in last year’s second quarter. Net income for the six months ended July 29, 2006 was $302 million, or $0.63 per diluted share, compared to $246 million, or $0.50 per diluted share, for the same period last year. Currency exchange rates had a favorable impact on net income and earnings per share for the quarter and six months ended July 29, 2006 and increased diluted earnings per share by approximately $.01 in both periods. Earnings per share in both years reflect the favorable impact of our share repurchase program.
Segment information: The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense and interest. “Segment profit or loss” as we define the term may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments (U.S. dollars in millions):
Segment results for all prior periods have been adjusted to reflect the impact of expensing stock options due to the adoption of SFAS No. 123R.
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$2,658.5	$2,537.3	$5,305.2	$5,100.9
Segment profit	$208.3	$202.3	$477.8	$459.8
Segment profit as a percentage of net sales	7.8%	8.0%	9.0%	9.0%
Percent increase in same store sales	2%	2%	1%	3%
Stores in operation at end of period			1,536	1,477
Selling square footage at end of period (in thousands)			37,563	35,903
Marmaxx posted a 2% same store sales increase for the quarter ended July 29, 2006 and a 1% same store sales increase for the six months ended July 29, 2006, compared to the same periods last year. The second quarter increase was primarily due to an increase in the number of units sold, with the average ticket essentially flat. The year-to-date increase was due to an increase in the number of units sold, partially offset by a slight decline in the average ticket. During the first quarter of this year, Marmaxx had a significant shift from upfront buys to more opportunistic off-price buys, which reduced the average ticket. We view the shift to more off-price buys as a positive, as these purchases are made closer to need, when we know more about fashion and the pricing environment. The decline in average ticket experienced during the first quarter was largely offset during the second quarter through refinements to the merchandise mix.
Marmaxx’s second quarter sales results reflected a 6% same store sales increase in women’s sportswear and a 3% increase in jewelry, accessories and footwear, combined. Trends in home fashions same store sales continued to improve, increasing 2% for the quarter, while the juniors’ sportswear and children’s categories recorded same store sales declines. Year-to-date same store sales reflected strong growth in jewelry, accessories and footwear. While we have substantially completed the expansion of jewelry and accessories departments in TJ Maxx, we continue to expand footwear departments in Marshalls. As of the end of the current second quarter, 213 of the 729 Marshalls stores had expanded footwear departments, with the potential to expand a significant number of the remaining stores. Geographically, same store sales in the Northeast and Southwest were the strongest in the country, the West Coast was in line with the chain and the Midwest continued to trail the chain.
Segment profit for the quarter ended July 29, 2006 grew to $208 million, a 3% increase compared to last year’s second quarter. Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) decreased to 7.8% from 8.0% last year. Merchandise margins were down 0.3 percentage points, as expected, for the quarter, as we anniversaried very strong merchandise margins from a year ago. Overall, operating costs as a percentage of net sales decreased, with improved distribution and administrative costs and the elimination of e- commerce losses partially offset by higher occupancy costs and a planned increase in advertising expense. Cost ratios were also favorably impacted by our cost reduction initiatives.

Segment profit for the six months ended July 29, 2006 increased 4% to $478 million, compared to the same period last year. Segment profit margin was 9.0%, unchanged from the prior year. Segment margin was favorably impacted by merchandise margins, which increased 0.2 percentage points, primarily due to lower markdowns. The improved merchandise margins were offset by increases in operating costs as a percentage of net sales, primarily due to the impact of the 1% same store sales increase on expense ratios.
As of July 29, 2006, Marmaxx’s average per store inventories, including inventory on hand at its distribution centers, were down 8% from inventory levels at the same time last year, compared to a 13% increase at July 29, 2005 over the respective prior-year period-end.
Winners and HomeSense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$400.5	$316.8	$769.3	$629.9
Segment profit	$41.5	$18.6	$69.6	$28.5
Segment profit as a percentage of net sales	10.4%	5.9%	9.0%	4.5%
Percent increase (decrease) in same store sales:
U.S. currency	17%	(1)%	13%	3%
Local currency	6%	(9)%	3%	(5)%
Stores in operation at end of period
Winners			178	167
HomeSense			61	47

Total Winners and HomeSense			239	214

Selling square footage at end of period (in thousands)
Winners			4,094	3,814
HomeSense			1,148	876

Total Winners and HomeSense			5,242	4,690

Net sales for Winners and HomeSense increased 26% for the second quarter ended July 29, 2006 over last year’s second quarter and 22% for the six-month period over the same period last year. Currency exchange rates accounted for nearly one-half of the increase in both periods. In local currency, same store sales increased 6% for the second quarter compared to the same store sales decline of 9% for the second quarter last year, and increased 3% for the year-to-date period this year compared to a 5% same store sales decrease for the year-to-date period last year. Same store sales for the periods ended July 29, 2006 were positively impacted by strong growth in sales of jewelry, accessories and footwear, and home fashions, partially offset by declines in the men’s and children’s businesses. The same store sales declines of last year’s second quarter and six-month periods were primarily due to lower clearance sales volume in those periods than in the comparable periods in 2004 as well as a decline in the average ticket. In both the current and prior year periods, Winners refocused on maintaining liquid inventory, buying into current trends and flowing fresh product to their stores, among other things, to improve inventory turns and reduce markdowns.
Segment profit for the current year’s second quarter more than doubled to $42 million and segment margin increased 4.5 percentage points over the same period last year to 10.4%. Currency exchange rates accounted for approximately one-third of the growth in segment profit in this year’s second quarter. The improved segment margin reflected an increase in merchandise margins (1.0 percentage point) primarily due to improved mark on. Segment profit improvement also reflected expense leverage across all categories due to the impact of the 6% increase in same store sales on expense ratios, as well as the results of Winners’ focus on cost containment. Additionally, last year’s second quarter included costs associated with closing of three stores, which favorably impacted second quarter year-over-year comparisons by 0.5 percentage points.
Segment profit for the six months ended July 29, 2006 increased significantly to $70 million and segment margin increased 4.5 percentage points over the same period last year to 9.0%. Currency exchange rates accounted for approximately 20% of the growth in the year-to-date segment profit. The improved segment margin was driven by a 2.4 percentage point increase in Winners merchandise margins over the same period last year, due to improved mark on and lower markdowns.

Winners’ results for the year-to-date period also reflected expense leverage across most categories, reflecting the results of Winners’ cost containment efforts. Winners’ results for the year-to-date period include a charge of approximately $2 million for Winners’ share of the one-time cost of the workforce reduction, which was taken during the first quarter of this year.
T.K. Maxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$405.4	$327.5	$754.8	$645.2
Segment profit (loss)	$18.0	$9.0	$17.8	$6.8
Segment profit (loss) as a percentage of net sales	4.4%	2.7%	2.4%	1.1%
Percent increase (decrease) in same store sales:
U.S. currency	13%	1%	5%	2%
Local currency	10%	2%	7%	0%
Stores in operation at end of period			202	184
Selling square footage at end of period (in thousands)			4,378	3,850
T.K. Maxx’s net sales for the second quarter ended July 29, 2006 increased 24% compared to the same period last year and the year-to-date period net sales increased 17% over the same period last year. Currency exchange rates accounted for approximately 3 percentage points of the growth in the second quarter net sales, but had a negative impact of approximately 3 percentage points on year-to-date sales growth. In local currency, T.K. Maxx’s same store sales increased 10% for the second quarter as compared to 2% for last year’s second quarter. On a year-to-date basis in local currency, same store sales increased 7% this year and were flat last year. Same store sales for home fashions, children’s and accessories performed well above the chain average for both periods this year.
Segment profit for the current year’s second quarter doubled to $18 million, and segment margin increased 1.7 percentage points over last year’s second quarter. Segment profit for the six-month period more than doubled to $17.8 million, and segment margin increased 1.3 percentage points over the first six months last year. T.K. Maxx’s segment margin for both the second quarter and six-month period reflects improvement in merchandise margins and leveraging of expenses across most major expense categories. These improvements were partially offset by an increase in occupancy costs as a percentage of net sales due to higher base rent, real estate taxes and utility costs.
HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$301.3	$259.1	$607.2	$517.7
Segment profit (loss)	$4.2	$(4.7)	$12.7	$(5.4)
Segment profit (loss) as a percentage of net sales	1.4%	(1.8)%	2.1%	(1.0)%
Percent increase (decrease) in same store sales:	4%	0%	4%	0%
Stores in operation at end of period			260	230
Selling square footage at end of period (in thousands)			5,021	4,453
HomeGoods’ net sales for the second quarter of fiscal 2007 increased 16% compared to the same period last year, and on a year-to-date basis net sales increased 17% over the same period last year. Same store sales increased 4% in both the second quarter and six months ended July 29, 2006 as compared to flat same store sales results in both periods last year. Segment margin for both the quarter and six months ended July 29, 2006 improved over last year’s comparable periods primarily due to a reduction in distribution costs as a percentage of net sales. Last year’s distribution costs reflected the impact of transitioning to a new distribution facility. Segment margin for both periods in the current year also reflected the favorable impact on expense ratios of 4% same store sales increases and the elimination of e-commerce losses included in last year’s results.

A.J. Wright

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$158.1	$147.3	$320.5	$286.6
Segment profit (loss)	$(5.0)	$(2.7)	$(8.0)	$(6.9)
Segment profit (loss) as a percentage of net sales	(3.2)%	(1.8)%	(2.5)%	(2.4)%
Percent increase (decrease) in same store sales:	1%	1%	2%	1%
Stores in operation at end of period			156	143
Selling square footage at end of period (in thousands)			3,137	2,872
A.J. Wright’s net sales increased 7% for the second quarter ended July 29, 2006 over the same quarter in the prior year, and increased 12% for the six months ended July 29, 2006 as compared to the same period last year. A.J. Wright’s operating loss increased for both of the 2006 periods over those a year earlier entirely due to the sales being lower than planned combined with the related markdown impact, which resulted in lower merchandise margins compared to prior year. Additionally, A.J. Wright’s expenses increased across most categories as a percentage of net sales, primarily due to the delevering impact of the 1% same store sales increase on expense ratios. We are working to find the right merchandising strategy, level of advertising and marketing message for this business and to address underperforming stores.
Bob’s Stores

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$64.3	$59.8	$127.7	$119.2
Segment profit (loss)	$(4.0)	$(9.1)	$(10.3)	$(16.1)
Segment profit (loss) as a percentage of net sales	(6.3)%	(15.2)%	(8.0)%	(13.5)%
Percent increase (decrease) in same store sales:	6%	(11%)	4%	(9)%
Stores in operation at end of period			36	34
Selling square footage at end of period (in thousands)			1,306	1,230
Bob’s Stores’ second quarter net sales increased 8% as compared to the same period in the prior year, and increased 7% for the six months ended July 29, 2006 as compared to the same period last year. Same store sales increased in both the second quarter and six months ended July 20, 2006 as compared to same store sales decreases in both periods last year. Bob’s Stores’ segment losses for the second quarter and year-to-date periods were smaller than last year primarily due to the sales increases combined with significant improvement in merchandise margins. Merchandise margin increases were driven by improved mark-on, the result of better buying, which has more than offset increases in promotional markdowns. We continue to evaluate this business and assess its potential for future growth.
General corporate expense
General corporate expense for segment reporting purposes refers to those costs not specifically related to the operations of our business segments, and is included in selling, general and administrative expenses. The increase in general corporate expense for the second quarter and six months ended July 29, 2006 compared to those periods last year reflected normal increases in compensation costs. In addition, general corporate expense for the six months ended July 29, 2006 included $4 million for the portion of the pre-tax charge relating to the workforce reduction allocated to the corporate group.

Analysis of Financial Condition
Liquidity and Capital Resources
Operating activities for the six months ended July 29, 2006 provided cash of $204 million, an increase of $18 million over last year’s cash provided from operations of $186 million. The increase in operating cash flows in the current year compared to last year reflects an increase in net income (adjusted for depreciation) of $71 million, as well as a favorable change in accounts receivable of $24 million, largely due to the receipt of the settlement from the VISA/Mastercard litigation and some insurance proceeds. These increases in operating cash flows were partially offset by the change in inventory, net of accounts payable, which required additional cash of $78 million in the six-month period ended July 29, 2006 versus the same period in the prior year. The reduction in the non-cash charge for stock compensation for the six months ended July 29, 2006 is largely offset by an increase in our accrual for long-term cash incentive awards. In fiscal 2006 we revised our approach to long-term compensation by substantially decreasing the stock incentives awarded to individuals and increasing their long-term cash incentive opportunities.
Investing activities relate primarily to property additions for new stores, store improvements and renovations and investment in existing and new distribution centers. Cash outlays for property additions amounted to $179 million in the six months ended July 29, 2006 compared to $219 million in the same period last year. We anticipate that capital spending for the current fiscal year will be approximately $100 million less than capital spending for the prior fiscal year.
Financing activities consist primarily of our share repurchase program. During the six months ended July 29, 2006, we repurchased and retired 15.9 million shares of our common stock at a cost of $381 million. We reflect stock repurchases in our financial statements on a “settlement” basis which amounted to $375 million for the six-month period ended July 29, 2006, compared to $383 million in the comparable period last year. We expect to repurchase $650 million of its common stock in fiscal 2007. Since the inception of our current $1 billion stock repurchase program through July 29, 2006, we repurchased 16.1 million shares at a total cost of $387 million.
In May 2006, we amended our $500 million four-year revolving credit facility and our $500 million five-year revolving credit facility (initially entered into in May 2005), extending the maturity dates of these agreements until May 5, 2010 and May 5, 2011, respectively. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to our commercial paper program. At July 29, 2006 and July 30, 2005, we had $141 million and $415 million, respectively, of commercial paper outstanding. The availability under revolving credit facilities at July 29, 2006 and July 30, 2005 was $859 million and $585 million, respectively. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN48). FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Pursuant to FIN 48, the effects of a tax position are recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the taxing authority. Conversely, previously recognized tax positions cease to be recognized when this is no longer true. FIN 48 also requires certain disclosures regarding unrecognized tax benefits and the amounts and classification of the related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48.

Item 3	Quantitative and Qualitative Disclosure about Market Risk
We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Note D to our consolidated financial statements, on page F-15 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, we hedge a significant portion of our net investment and certain merchandise commitments in these operations with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures, most of which are recorded directly in shareholders’ equity. The contracts are executed with financial institutions we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 28, 2006, the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.
Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. We periodically enter into financial instruments to manage our cost of borrowing, however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions.
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
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 29, 2006 pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended July 29, 2006 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1A    Risk Factors
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K for the fiscal year ended January 28, 2006.
Item 2        Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
The number of shares of common stock we repurchased (on a “trade-date” basis) during the second quarter of fiscal 2007 and the average price per share we paid is as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
			as Part of	that May Yet be
	Number of Shares	Average Price	Publicly Announced	Purchased Under
	Repurchased	Paid Per Share(1)	Plan or Program(2)	Plans or Programs
April 30, 2006 through May 27, 2006	3,228,200	$23.88	3,228,200	$739,350,537
May 28, 2006 through July 1, 2006	4,353,100	$22.89	4,353,100	$639,693,739
July 2, 2006 through July 29, 2006	1,121,200	$23.89	1,121,200	$612,905,218

Total:	8,702,500		8,702,500

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	As of July 29, 2006, we had repurchased 16.1 million shares at a cost of $387.1 million under our $1 billion share repurchase program that was announced on October 11, 2005 and that authorizes the repurchases of shares from time to time.
Item 4        Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of stockholders on June 6, 2006. The following actions were taken at the Annual Meeting:

Election of Directors	For	Withheld
David A. Brandon	410,073,374	5,342,140
Bernard Cammarata	408,739,415	6,676,099
Gary L. Crittenden	411,559,366	3,856,148
Gail Deegan	411,535,501	3,880,013
Dennis F. Hightower	410,655,308	4,760,206
Amy B. Lane	411,582,329	3,833,185
Richard G. Lesser	408,167,331	7,248,183
John F. O’Brien	411,518,661	3,896,853
Robert F. Shapiro	408,176,653	7,238,861
Willow B. Shire	408,939,993	6,475,521
Fletcher H. Wiley	408,338,362	7,077,152

Proposal 2
Ratification of appointment of independent registered public accounting firm:

For	407,530,813
Against	5,612,289
Abstain	2,272,412
Shareholder Proposal 1
Proposal presented by certain shareholders regarding the Director election vote standard:

For	131,310,644
Against	251,032,045
Abstain	5,145,483
Broker non-votes	27,927,342
Item 6        Exhibits

10.1	The TJX Companies, Inc. Stock Incentive Plan, as amended through June 5, 2006.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: September 1, 2006
/s/ Jeffrey G. Naylor
Jeffrey G. Naylor, Senior Executive Vice President — Finance, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.