Form 10-Q
period 2006-10-28
TJX COMPANIES INC /DE/
filed 2006-12-01
CIK 109198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934
For Quarterly Period Ended October 28, 2006
Or

☐	Transition Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934
Commission file number 1-4908
The TJX Companies, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	04-2207613
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

770 Cochituate Road
Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
          YES ☐  NO ☑.
The number of shares of Registrant’s common stock outstanding as of October 28, 2006: 455,098,947

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	October 28,	October 29,
	2006	2005
Net sales	$4,501,073	$4,041,912

Cost of sales, including buying and occupancy costs	3,356,757	3,072,016
Selling, general and administrative expenses	762,143	702,461
Interest expense, net	6,784	10,119

Income before provision for income taxes	375,389	257,316
Provision for income taxes	144,777	101,991

Net income	$230,612	$155,325

Earnings per share:

Net income:
Basic	$0.51	$0.34
Weighted average common shares – basic	452,544	461,936

Diluted	$0.48	$0.32
Weighted average common shares – diluted	479,491	486,495

Cash dividends declared per share	$0.07	$0.06
The accompanying notes are an integral part of the financial statements.
The period ended October 29, 2005 has been adjusted to reflect the effect of adopting SFAS 123(R). See Note 3 to consolidated interim financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
Net sales	$12,385,788	$11,341,608

Cost of sales, including buying and occupancy costs	9,354,007	8,668,646
Selling, general and administrative expenses	2,150,467	1,991,849
Interest expense, net	15,956	24,072

Income before provision for income taxes	865,358	657,041
Provision for income taxes	332,781	255,321

Net income	$532,577	$401,720

Earnings per share:

Net income:
Basic	$1.17	$0.86
Weighted average common shares – basic	454,617	468,682

Diluted	$1.12	$0.82
Weighted average common shares – diluted	480,242	493,870

Cash dividends declared per share	$0.21	$0.18
The accompanying notes are an integral part of the financial statements.
The period ended October 29, 2005 has been adjusted to reflect the effect of adopting SFAS 123(R). See Note 3 to consolidated interim financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	October 28,	January 28,	October 29,
	2006	2006	2005
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$341,636	$465,649	$201,019
Accounts receivable, net	161,570	140,747	173,516
Merchandise inventories	3,246,287	2,365,861	2,913,469
Prepaid expenses and other current assets	173,818	158,624	222,232
Current deferred income taxes, net	16,284	9,246	5,917

Total current assets	3,939,595	3,140,127	3,516,153

Property at cost:
Land and buildings	260,301	260,556	262,897
Leasehold costs and improvements	1,612,541	1,493,747	1,462,567
Furniture, fixtures and equipment	2,340,499	2,177,614	2,123,159

Total property at cost	4,213,341	3,931,917	3,848,623
Less accumulated depreciation and amortization	2,178,222	1,941,020	1,882,466

Net property at cost	2,035,119	1,990,897	1,966,157

Property under capital lease, net of accumulated amortization of $12,098; $10,423 and $9,865, respectively	20,474	22,149	22,707
Non-current deferred income taxes, net	—	6,395	—
Other assets	127,432	153,312	117,679
Goodwill and tradename, net of amortization	183,120	183,425	183,498

TOTAL ASSETS	$6,305,740	$5,496,305	$5,806,194

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$1,817	$1,712	$1,678
Short-term debt	—	—	449,662
Accounts payable	1,717,088	1,313,472	1,473,777
Accrued expenses and other liabilities	1,013,391	936,667	1,081,631

Total current liabilities	2,732,296	2,251,851	3,006,748

Other long-term liabilities	567,943	544,650	513,134
Non-current deferred income taxes, net	14,089	—	47,196
Obligation under capital lease, less portion due within one year	22,860	24,236	24,677
Long-term debt, exclusive of current installments	794,680	782,914	576,038
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 455,098,947; 460,967,060 and 460,689,500, respectively	455,099	460,967	460,690
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(32,773)	(44,296)	(36,357)
Retained earnings	1,751,546	1,475,983	1,214,068

Total shareholders’ equity	2,173,872	1,892,654	1,638,401

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,305,740	$5,496,305	$5,806,194

The accompanying notes are an integral part of the financial statements.
The period ended October 29, 2005 has been adjusted to reflect the effect of adopting SFAS 123(R). See Note 3 to consolidated interim financial statements.

THE TJX COMPANIES, INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
Cash flows from operating activities:
Net income	$532,577	$401,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261,570	232,935
Property disposals	5,564	11,090
Deferred income tax provision	16,254	(18,209)
Amortization of stock compensation expense	55,689	71,040
Excess tax benefits from stock compensation expense	(1,372)	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(19,418)	(53,838)
(Increase) in merchandise inventories	(857,246)	(562,736)
(Increase) in prepaid expenses and other current assets	(13,156)	(89,538)
Increase in accounts payable	389,259	198,896
Increase in accrued expenses and other liabilities	81,423	298,391
Other	25,651	16,844

Net cash provided by operating activities	476,795	506,595

Cash flows from investing activities:
Property additions	(291,838)	(401,478)
Proceeds from repayments on note receivable	520	484

Net cash (used in) investing activities	(291,318)	(400,994)

Cash flows from financing activities:
Proceeds from borrowings of short-term debt	—	449,662
Payments on capital lease obligation	(1,271)	(1,173)
Principal payments on long-term debt	—	(100,000)
Cash payments for repurchase of common stock	(428,985)	(517,320)
Proceeds from sale and issuance of common stock	203,878	32,818
Excess tax benefits from stock compensation expense	1,372	—
Cash dividends paid	(91,169)	(77,767)

Net cash (used in) financing activities	(316,175)	(213,780)

Effect of exchange rates on cash	6,685	2,011

Net (decrease) in cash and cash equivalents	(124,013)	(106,168)
Cash and cash equivalents at beginning of year	465,649	307,187

Cash and cash equivalents at end of period	$341,636	$201,019

The accompanying notes are an integral part of the financial statements.
The period ended October 29, 2005 has been adjusted to reflect the effect of adopting SFAS 123(R). See Note 3 to consolidated interim financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
1.	The results for the first nine months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

3.	In the fourth quarter of fiscal 2006 TJX elected to early adopt the provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), “Accounting for Stock Based Compensation.” This standard requires that the fair value of all stock-based awards be reflected in the financial statements based on the fair value of the awards at the date of grant. TJX has elected the modified retrospective transition method, and accordingly, all prior periods have been adjusted to reflect the impact of this standard.

Total stock-based compensation expense was $16.7 million and $24.3 million for the quarters ended October 28, 2006 and October 29, 2005, respectively, and $55.7 million and $71.0 million for the nine months ended October 28, 2006 and October 29, 2005, respectively. These amounts include stock option expense as well as restricted stock amortization. TJX revised its general approach to long-term compensation in fiscal 2006 by substantially decreasing the portion of stock incentives awarded to individuals and increasing the portion of long-term cash incentive awards going forward. There were options to purchase 7.3 million and 11.5 million shares of common stock exercised during the third quarter and nine months ended October 28, 2006, respectively. There were options to purchase 41.1 million shares of common stock outstanding as of October 28, 2006.

4.	TJX’s cash payments for interest and income taxes are as follows:

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
	(in thousands)
Cash paid for:
Interest on debt	$19,642	$19,799
Income taxes	$344,589	$276,081
5.	TJX has a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases of former TJX businesses. The reserve reflects TJX’s estimate of its costs for claims, updated quarterly, that have been, or are likely to be, made against TJX for liability as an original lessee or guarantor of leases of these businesses, after mitigation of the number and cost of lease obligations. At October 28, 2006, substantially all leases of discontinued operations that were rejected in bankruptcy and for which the landlords asserted liability against TJX had been resolved. Although TJX’s actual costs with respect to any of these leases may exceed amounts estimated in the reserve, and TJX may incur costs for leases from these discontinued operations that were not terminated or had not expired, TJX does not expect to incur any material costs related to discontinued operations in excess of the reserve. The reserve balance was $15.5 million as of October 28, 2006 and $17.7 million as of October 29, 2005. During the quarter ended April 29, 2006, TJX received a creditor recovery of $1.6 million, offset by an equivalent addition to the reserve to reflect adjustments to the reserve during the quarter. Any additional creditor recoveries, if any, are expected to be immaterial.

TJX may also be contingently liable on up to 16 leases of BJ’s Wholesale Club, Inc. for which BJ’s Wholesale Club is primarily liable. TJX’s reserve for discontinued operations does not reflect these leases, because it believes that the likelihood of any future liability with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

6.	TJX’s comprehensive income for the third quarter and nine months ended October 28, 2006 and October 29, 2005 is presented below:

	Thirteen Weeks Ended
	October 28,	October 29,
	2006	2005
	(in thousands)
Net income	$230,612	$155,325
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	6,043	(7,050)
Gain (loss) on hedge contracts, net of related tax effects	(3,367)	2,360
Gain (loss) on cash flow hedge contracts, net of related tax effects	1,042	(6,750)
Amount of cash flow hedges reclassified from other comprehensive income to net income, net of related tax effects	80	7,925

Comprehensive income	$234,410	$151,810

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
	(in thousands)
Net income	$532,577	$401,720
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	16,356	(18,778)
Gain (loss) on hedge contracts, net of related tax effects	(7,859)	11,102
Gain (loss) on cash flow hedge contracts, net of related tax effects	(2,616)	(10,545)
Amount of cash flow hedges reclassified from other comprehensive income to net income, net of related tax effects	5,642	8,108

Comprehensive income	$544,100	$391,607

7.	The computation of TJX’s basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	October 28,	October 29,
	2006	2005
	(in thousands)
Basic earnings per share
Net income	$230,612	$155,325
Average common shares outstanding for basic EPS	452,544	461,936

Basic earnings per share	$0.51	$0.34

Diluted earnings per share
Net income	$230,612	$155,325
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1,159	1,136

Net income used for diluted earnings per share calculation	$231,771	$156,461

Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	452,544	461,936
Dilutive effect of stock options and awards	10,042	7,654
Dilutive effect of zero coupon convertible subordinated notes	16,905	16,905

Average common shares outstanding for diluted EPS	479,491	486,495

Diluted earnings per share	$0.48	$0.32

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
	(in thousands)
Basic earnings per share
Net income	$532,577	$401,720
Average common shares outstanding for basic EPS	454,617	468,682

Basic earnings per share	$1.17	$0.86

Diluted earnings per share
Net income	$532,577	$401,720
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	3,459	3,391

Net income used for diluted earnings per share calculation	$536,036	$405,111

Shares for basic and diluted earnings per share calculations:
Average common shares outstanding for basic EPS	454,617	468,682
Dilutive effect of stock options and awards	8,720	8,283
Dilutive effect of zero coupon convertible subordinated notes	16,905	16,905

Average common shares outstanding for diluted EPS	480,242	493,870

Diluted earnings per share	$1.12	$0.82
The average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options for which the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were options to purchase 10,000 shares excluded for the thirteen weeks ended October 28, 2006 and 5.7 million shares for the thirty-nine weeks ended October 28, 2006 and options to purchase 19.2 million shares excluded for the thirteen weeks ended October 29, 2005 and 0.2 million shares for the thirty-nine weeks ended October 29, 2005. The 16.9 million shares attributable to the zero coupon convertible subordinated notes are reflected in the diluted earnings per share calculation in all periods presented in accordance with Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” This accounting change was implemented in the fourth quarter ended January 29, 2005 and was applied retroactively.

8.	During the third quarter ended October 28, 2006, TJX repurchased and retired 2.4 million shares of its common stock at a cost of $70.0 million. For the nine months ended October 28, 2006, TJX repurchased and retired 18.3 million shares of its common stock at a cost of $450.5 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis which amounted to $429.0 million for the nine months ended October 28, 2006, compared to $517.3 million for the same period last year. Since the inception of the current $1 billion stock repurchase program through October 28, 2006, TJX had repurchased 18.5 million shares at a total cost of $457.1 million.

9.	TJX evaluates the performance of its segments based on “segment profit or loss,” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity. Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	October 28,	October 29,
	2006	2005
	(in thousands)
Net sales:
Marmaxx	$2,947,106	$2,727,759
Winners and HomeSense	477,334	398,081
T.K. Maxx	481,131	385,069
HomeGoods	335,972	292,315
A.J. Wright	176,629	158,582
Bob’s Stores	82,901	80,106

	$4,501,073	$4,041,912

Segment profit (loss):
Marmaxx	313,799	242,514
Winners and HomeSense	60,700	50,036
T.K. Maxx	36,838	20,924
HomeGoods	17,601	6,921
A.J. Wright	(2,623)	(3,561)
Bob’s Stores	(1,178)	(7,249)

	425,137	309,585

General corporate expenses	42,964	42,150
Interest expense, net	6,784	10,119

Income before provision for income taxes	$375,389	$257,316

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
	(in thousands)
Net sales:
Marmaxx	$8,252,311	$7,828,656
Winners and HomeSense	1,246,680	1,028,020
T.K. Maxx	1,235,891	1,030,315
HomeGoods	943,151	810,058
A.J. Wright	497,175	445,204
Bob’s Stores	210,580	199,355

	$12,385,788	$11,341,608

Segment profit (loss):
Marmaxx	791,583	702,294
Winners and HomeSense	130,263	78,491
T.K. Maxx	54,608	27,711
HomeGoods	30,333	1,516
A.J. Wright	(10,579)	(10,443)
Bob’s Stores	(11,444)	(23,390)

	984,764	776,179

General corporate expenses	103,450	95,066
Interest expense, net	15,956	24,072

Income before provision for income taxes	$865,358	$657,041

10.	The following represents the net periodic pension cost and related components for the thirteen weeks ended October 28, 2006 and October 29, 2005:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Service cost	$8,891	$8,987	$173	$1
Interest cost	5,390	5,206	930	729
Expected return on plan assets	(7,549)	(6,568)	—	—
Amortization of transition related obligation	—	—	—	19
Amortization of prior service cost	14	14	(144)	176
Estimated settlement cost	—	—	1,421	—
Recognized actuarial losses	908	1,670	610	1,700

Total expense	$7,654	$9,309	$2,990	$2,625

The following represents the net periodic pension cost and related components for the thirty-nine weeks ended October 28, 2006 and October 29, 2005:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Service cost	$28,247	$25,212	$783	$761
Interest cost	16,445	14,817	2,197	2,162
Expected return on plan assets	(22,046)	(19,106)	—	—
Amortization of transition related obligation	—	—	—	56
Amortization of prior service cost	43	43	93	356
Estimated settlement cost	—	—	1,421	—
Recognized actuarial losses	4,222	4,804	1,264	2,438

Total expense	$26,911	$25,770	$5,758	$5,773

TJX made voluntary funding contributions to its funded pension plan in the fiscal years ended in January 2006 and 2005. TJX may make a voluntary contribution this fiscal year based on the funded status of the plan at the valuation date. TJX does not anticipate any required funding for its current fiscal year.

Effective January 1, 2006, TJX amended its postretirement medical plan to eliminate all plan benefits for anyone retiring after January 1, 2006. For retirees enrolled in the plan as of that date and who enroll in Medicare Part D within specified timeframes, the amended plan provides a $35.00 monthly benefit, which is intended to cover the cost of the retiree’s monthly premium payment for Medicare coverage. The reduction in the liability related to this plan amendment is being amortized over the remaining lives of the current participants. During the nine months ended October 28, 2006, the postretirement medical plan generated pre-tax income of $2.5 million versus an expense of $5.3 million for the nine months ended October 29, 2005.

11.	At October 28, 2006, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed rate obligation to a floating rate obligation. TJX has designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at October 28, 2006, excluding the estimated net interest receivable, was a liability of $4.1 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $4.1 million.

Also at October 28, 2006, TJX had an interest rate swap on the entire principal amount of its C$235 million three-year note converting the interest on the note from floating to a fixed rate of interest at approximately 4.136%. The interest rate swap is designated as a cash flow hedge of the underlying debt. The fair value of the contract, excluding the net interest accrual, amounted to an asset of $338,000 (C$378,000) as of October 28, 2006. The valuation of the swap results in an offsetting adjustment to other comprehensive income.

On July 20, 2006 TJX determined that a C$355 million intercompany loan, due from Winners to TJX, would not be payable in the foreseeable future due to the capital and cash flow needs of Winners. As a result, the intercompany loan and a currency swap (designated as a cash flow hedge of the loan) were re-designated as a net investment in a foreign operation. Accordingly, future gains or losses on these items will be recorded in other comprehensive income.

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

These agreements serve as back up to TJX’s commercial paper program. At October 28, 2006, TJX had no outstanding short-term borrowings. At October 29, 2005, TJX had $450 million of commercial paper outstanding. The availability under revolving credit facilities at October 28, 2006 and October 29, 2005 was $1 billion and $550 million, respectively.

13.	TJX accrues for inventory purchase obligations at the time the inventory is shipped rather than when received and accepted by TJX. As a result, merchandise inventories on TJX’s balance sheets include an accrual for in-transit inventory of $327.2 million at October 28, 2006 and $293.1 million at October 29, 2005. A liability for a comparable amount is included in accounts payable for the respective period.

14.	Accrued expenses and other current liabilities as of October 28, 2006 and October 29, 2005 include $54 million and $202.5 million, respectively, of checks outstanding in excess of the book balance in certain cash accounts. These are zero balance cash accounts maintained with certain financial institutions that TJX funds as checks clear and for which no right of offset exists.

15.	In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. SFAS No. 158 is effective for our fiscal year ending January 27, 2007. TJX is not currently able to quantify the effects of the adoption of SFAS No. 158 since actual amounts will depend on year-end calculations; however, based on the January 28, 2006 consolidated balance sheet, TJX estimates that as a result of the adoption, it would record an after tax charge to other comprehensive income of approximately $44 million to reflect the funded status of its pension and postretirement benefit plans.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. TJX believes that the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 will apply to TJX’s financial position and results of operations for the fiscal year ended January 27, 2007 and will have no material impact.

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

16.	During the fourth quarter of fiscal 2007 management developed a plan to close 34 underperforming A.J. Wright stores during January 2007. The plan was approved by the Executive Committee of the Board of Directors on November 27, 2006.

In its continuing effort to improve the performance of A.J. Wright, management performed an analysis of its store locations and operating performance. Management’s plan for the store closures was based on several factors, including market demographics and proximity to other A.J. Wright stores, cash return, sales volume and productivity, recent comparable store sales and profit trends, and overall market performance. The 34 stores represent approximately 21% of A.J. Wright’s store base, but only 16% of its year-to-date sales and have profit margins significantly below the average of the A.J. Wright chain.

This plan is part of a repositioning of A.J. Wright intended to position A.J. Wright for future performance improvement. By closing less productive and marginally profitable stores, management can focus its attention and resources on fewer markets with better demographics. This plan allows A.J. Wright to lever its advertising dollars and marketing efforts, gain efficiencies in store operations and logistics within its markets and have a substantially stronger base for store growth.

TJX expects to record fourth quarter pre-tax charges of approximately $62 million in connection with these store closures. A summary of the estimated charges (in millions) is presented below:

	Non-Cash	Cash	Total
Asset impairments	$20	$—	$20
Lease costs, net of estimated sublease income	—	38	38
Severance and other costs	—	4	4

Total pre-tax charges	20	42	62

Asset impairments relate primarily to store fixtures and leasehold improvements. Lease costs include assumptions about the timing and amount of subtenant income and other expenses and actual results may cause the lease costs to vary from the above estimate.
The above does not include the cash impact of $25 million of estimated income tax benefits, which generally will be realized when lease and severance obligations are paid or assets are disposed of or sold. The after-tax cost of the store closings estimated at $37 million, or $0.08 per share, will be recorded as a loss from discontinued operations in TJX’s fourth quarter and fiscal year ending January 27, 2007. The store closures are estimated to result in net cash outlays of approximately $17 million. In addition, TJX expects to generate cash proceeds of approximately $5 million from the store closures as a result of liquidating store inventories, which will further reduce the net cash outlays referenced above.
TJX will also classify the operating income (loss) of the 34 closed stores for the current fiscal year, as well as all prior periods, as a component of discontinued operations, which TJX expects will be immaterial to its consolidated results for each period presented.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 28, 2006
Versus
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 29, 2005
Forward-looking Statements
This Form 10-Q including various portions of this Management’s Discussion and Analysis and the footnotes to our Financial Statements contain forward-looking statements. Words such as “expects,” “anticipates,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar words and expressions identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated or implied by such forward-looking statements. These risks and uncertainties include our ability to continue successful expansion of our store base increase same store sales and develop and grow each of our chains; risks of expansion and costs of contraction; our ability to successfully implement our opportunistic inventory strategies and to effectively manage our inventories; successful advertising and promotion; consumer confidence, demand, spending habits and buying preferences; effects of unseasonable weather; competitive factors; factors affecting availability of store and distribution center locations on suitable terms; factors affecting our recruitment and employment of associates; factors affecting expenses; success of our acquisition and divestiture activities; our ability to successfully implement technologies and systems and protect data; our ability to continue to generate adequate cash flows; availability and cost of financing; general economic conditions, including gasoline prices; potential disruptions due to wars, natural disasters and other events beyond our control; changes in currency and exchange rates; import risks; adverse outcomes for any significant litigation; changes in laws and regulations and accounting rules and principles; and effectiveness of internal controls. These risks and uncertainties are discussed in Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended January 28, 2006 and in this and our other filings with the Securities and Exchange Commission. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.
Basis of Presentation
In the fourth quarter of fiscal 2006, we elected to early adopt the provisions of SFAS No. 123(R), which requires that the fair value of all stock-based awards be reflected in the financial statements based on the fair value of the awards at the date of grant. We elected the modified retrospective transition method and, accordingly, all prior periods have been adjusted to reflect the impact of this standard. The results for the first nine months are not necessarily indicative of results for the full fiscal year because our business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
Results of Operations
Overview: Highlights of our financial performance for the third quarter and nine months ended October 28, 2006, include the following:
•	Net sales increased 11% to $4.5 billion for the third quarter and 9% to $12.4 billion for the nine-month period over last year’s comparable periods. We continued to grow our business, with stores in operation at October 28, 2006 up 6% and total selling square footage up 6% from a year ago.

•	Consolidated same store sales increased 6% for the third quarter and 4% on a year-to-date basis. Same store sales were primarily driven by growth in units sold as well as an increase in our average unit selling price (“average ticket”).

•	Our third quarter pre-tax margin (the ratio of pre-tax income to net sales) increased to 8.3% from 6.4% last year. The increase is primarily due to buying and occupancy cost leverage on strong same store sales and lower markdowns driven by above-plan sales growth. In addition, last year’s third quarter included some one-time items described below under the caption “Prior year third quarter events.” These events reduced last year’s margin by 0.4 percentage points.

•	Year-to-date, our pre-tax margin increased to 7.0% from 5.8% last year. The increase in the year-to-date period reflects an improvement in merchandise margins of 0.6 percentage points due to lower markdowns and improvement in markon. The pre-tax margin increase also reflects improved expense ratios, primarily due to the increase in same store sales as well as cost containment initiatives. Additionally, the prior year third quarter events (described below) reduced last year’s margin which benefited year-to-date margin comparisons by 0.2 percentage points.

•	Net income for the third quarter was $231 million and diluted earnings per share were $0.48, a 50% increase over $0.32 per share in the prior year. Last year’s third quarter earnings were negatively impacted by $0.02 per share by the third quarter events (described below).

•	Net income for the first nine months was $533 million and diluted earnings per share were $1.12, a 37% increase over $0.82 per share in the prior year.

•	During the third quarter, we repurchased 2.4 million shares of our common stock at a cost of $70 million and for the year-to-date period, we repurchased 18.3 million shares of our common stock at a cost of $450 million. Our diluted earnings per share in both periods reflect the benefits of our stock repurchase program.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of October 28, 2006 were up 5% compared to a decrease of 6% as of October 29, 2005 This change in trend reflects an increase in opportunistic purchases for this year’s fourth quarter, a planned increase in “up-front” buys and higher foreign currency exchange rates.
Prior year third quarter events: Results for last year’s third quarter and year-to-date period include events that affect comparisons to results for the current year periods. Last year’s third quarter included a pre-tax gain from our portion of a VISA/Mastercard antitrust litigation settlement; costs associated with executive resignation agreements; exit costs and operating losses associated with our e-commerce business; and hurricane related costs including estimated impact of lost sales. The following table summarizes the pre-tax impact of these items and the related impact on diluted earnings per share for the third quarter ended October 29, 2005.

	(Increase) decrease to:
	Pre-tax
	income	Diluted
	(in millions)	EPS
Gain from VISA/MC antitrust settlement	$(9)	$(0.01)
Executive resignation agreements	9	0.01
E-commerce exit costs and operating losses	10	0.01
Hurricane-related costs and estimated impact of lost sales	10	0.01

Total	$20	$0.02

In addition, last year’s pre-tax income for the year-to-date period included e-commerce operating losses of $9 million for the first two quarters, reducing year-to-date earnings per share by $0.01. The aggregate impact of these events on consolidated expense ratios and segment margin is disclosed in the appropriate sections that follow.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. All references to earnings per share are diluted earnings per share unless otherwise indicated.
Net sales: Consolidated net sales for the quarter ended October 28, 2006 were $4.5 billion, up 11% from $4.0 billion in last year’s third quarter. The increase in net sales for this year’s third quarter includes 6% from same store sales and 5% from new stores. The same store sales increase for this year’s third quarter benefited by approximately one percentage point from foreign currency exchange rates as compared to a benefit in last year’s third quarter of approximately one-half a percentage point.
On a year-to-date basis, consolidated net sales this year were $12.4 billion, up 9% from $11.3 billion in last year’s comparable period. The increase in net sales for this year’s year-to-date period includes 5% from new stores and 4% from same store sales. Foreign currency exchange rates favorably impacted same store sales increases by approximately one percentage point in the current year-to-date period and by approximately one-half a percentage point last year.

During this year’s third quarter and year-to-date periods, same store sales increases were primarily driven by growth in units sold as well as an increase in average ticket. We believe sales were also favorably impacted by an increase in marketing expenses during the quarter and year-to-date periods. Additionally, our increase in the percentage of off-price buying helped improve inventory flow and merchandise selection in our stores. Sales also benefited from favorable weather patterns (compared to last year) during the quarter.
Net sales for this year’s third quarter reflect strong demand for misses’ sportswear, dresses and children’s apparel. Jewelry, accessories and footwear continued to post strong same store sales increases on top of a strong performance last year. These increases were partially offset by weakness in the juniors’ sportswear and “soft” home categories. On a year-to-date basis, misses’ sportswear posted same stores sales increases above the consolidated average, while jewelry, accessories and footwear, combined, continued to perform well. Junior sportswear and “soft” home categories underperformed on a year-to-date basis.
We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that are increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the same store percentage is immaterial. Consolidated and divisional same store sales are calculated in U.S. dollars. We also show divisional same store sales in local currency for our foreign divisions because this removes the effect of changes in currency exchange rates, and we believe it is a more appropriate measure of the divisional operating performance.
The following table sets forth operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	74.6	76.0	75.5	76.4
Selling, general and administrative expenses	16.9	17.4	17.4	17.6
Interest expense, net	0.2	0.2	0.1	0.2

Income before provision for income taxes	8.3%	6.4%	7.0%	5.8%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 1.4 percentage points for the third quarter this year as compared to the same period last year. The majority of this improvement is due to buying and occupancy cost leverage driven by strong same store sales, our cost containment initiatives and productivity improvements at our distribution centers. Additionally, this ratio reflects a 0.6 percentage point increase in our consolidated merchandise margin, which improved across most divisions. The merchandise margin improvement was driven by lower markdowns on our strong same store sales increase; improvements in markon were generally offset by higher freight costs. Finally, the absence of the prior year third quarter events discussed above benefited the comparison of third quarter cost of sales expense ratios by approximately 0.1 percentage point.
On a year-to-date basis, cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased by 0.9 percentage points, as compared to the same period last year. The decrease in this ratio reflects a 0.6 percentage point increase in our consolidated merchandise margin, which improved across virtually all of our divisions. The year- to-date merchandise margin improvement was driven primarily by reduced markdowns and improved markon. Consolidated distribution and buying costs as a percentage of net sales also improved from the same period in the prior year, largely due to the impact of same store sales increases on cost ratios as well as cost containment initiatives, partially offset by an increase in occupancy costs.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales decreased 0.5 percentage points for the third quarter compared to last year and decreased 0.2 percentage points for the year-to-date period as compared to the same period last year. This ratio reflects a 0.3 percentage point improvement in the quarter and a 0.2 percentage point improvement for the year-to-date period due to the impact of the third quarter events on expense ratio comparisons. Additionally this ratio improved due to leverage from our same store sales increase, the effects of our continued focus on cost management and an adjustment to prior year casualty insurance losses of approximately $8 million. These improvements were partially offset by a planned increase in advertising costs (up 0.1 percentage point as a percent of net sales) and a charge of approximately $7 million in the first quarter relating to the cost of a workforce reduction. We expect advertising and other marketing expense to increase for the remainder of the year.
Interest expense, net: Interest expense, net of interest income for this year’s third quarter was $7 million compared to $10 million in last year’s third quarter. Year-to-date net interest expense was $16 million compared to $24 million for the same period last year. The interest cost incurred this year on the C$ 235 million loan entered into in January 2006 is largely offset by higher interest costs last year on short-term borrowings. The reduction in net interest expense for the quarter is primarily due to higher interest income. On a year-to-date basis the decline in net interest expense is due entirely to higher interest income. Interest income was $3 million in the third quarter versus $1 million in the prior year and was $14 million year-to-date compared to $5 million for the same period last year. The increase in interest income was due to higher cash balances available for investment as well as higher interest rates on these investments this year versus last year’s comparable periods.
Income taxes: Our effective income tax rate was 38.6% for the quarter ended October 28, 2006 compared to 39.6% in last year’s third quarter, and 38.5% for the current year-to-date period as compared to 38.9% for last year’s comparable period. Through July 20, 2006, the effective income tax rate was impacted by the tax treatment of foreign currency exchange gains and losses on certain intercompany loans between Winners and TJX. Although this had little impact on our third quarter effective income tax rate, it reduced our year-to-date effective income tax rate by 0.2 percentage points compared to last year. Effective July 20, 2006, we re-designated this intercompany loan and the related hedge as a net investment in our foreign operations and future gains or losses on these items, net of tax effects, will be recorded in other comprehensive income (see Note 11 of the Notes to Consolidated Interim Financial Statements). Last year’s effective income tax rate reflects a year-to-date adjustment for the tax effect of expensing stock options which increased the third quarter effective rate by 0.9 percentage points and the year-to-date effective income tax rate by 0.3 percentage points.
Net income: Net income for this year’s third quarter was $231 million, or $0.48 per diluted share, versus $155 million, or $0.32 per diluted share, in last year’s third quarter. Net income for the nine months ended October 28, 2006 was $533 million, or $1.12 per diluted share, compared to $402 million, or $0.82 per diluted share, for the same period last year. Net income for this year’s third quarter and year-to-date periods includes a benefit of approximately $0.01 per share for a reduction in insurance reserves for prior year casualty insurance losses due to favorable claims experience. The majority of this benefit is reflected in selling, general and administrative expenses and relates to the Marmaxx segment. The results for last year’s third quarter reflect the net effect of the items described earlier under the caption “Prior year third quarter events.” Last year’s year-to-date period also includes additional e-commerce operating losses of $5 million (after tax). Taken together these items reduced last year’s third quarter net income by approximately $12 million, or $0.02 per share, and last year’s year-to-date net income by $17 million, or $0.03 per share.
Currency exchange rates had a favorable impact on net income and earnings per share for the quarter and year-to-date periods, increasing diluted earnings per share by approximately $0.01 and $0.02, respectively. Earnings per share in all periods reflect the favorable impact of our share repurchase program.
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

Segment results for all prior periods have been adjusted to reflect the impact of expensing stock options due to our adoption of SFAS No. 123(R) during fiscal 2006.
Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	$2,947.1	$2,727.8	$8,252.3	$7,828.7
Segment profit	$313.8	$242.5	$791.6	$702.3
Segment profit as a percentage of net sales	10.6%	8.9%	9.6%	9.0%
Percent increase in same store sales	5%	0%	2%	2%
Stores in operation at end of period			1,575	1,513
Selling square footage at end of period (in thousands)			38,559	36,857
Marmaxx posted a 5% same store sales increase for this year’s third quarter compared to flat same store sales results in last year’s third quarter. On a year-to-date basis, Marmaxx posted a 2% same store sales increase for both this year and the prior year. The third quarter increase was primarily due to an increase in the number of units sold as well as an increase in the average ticket. The increase in the average ticket represents an improvement in trend from earlier in the year when the average ticket declined as a result of a significant shift from “up-front” buys to more opportunistic off-price buys. This decline in average ticket has since been offset through refinements to the merchandise mix. Last year’s third quarter same store sales were negatively impacted by unseasonable weather and hurricanes that adversely impacted business in the Gulf Coast region and Florida.
Marmaxx’s third quarter sales results reflect same store sales increases in misses’ sportswear, dresses, children’s and jewelry, accessories and footwear. The juniors’ sportswear and home fashion categories recorded same store sales declines. While we have substantially completed the expansion of jewelry and accessories departments in T. J. Maxx, we continue to expand footwear departments in Marshalls. As of the end of the current third quarter, 280 of the 749 Marshalls stores had expanded footwear departments, with the potential to expand a significant number of the remaining stores. Geographically, every region of the country posted positive same store sales increases in the third quarter.
Segment profit for the quarter ended October 28, 2006 grew to $314 million, a 29% increase compared to last year’s third quarter. Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) increased 1.7 percentage points to 10.6%. Overall, operating costs as a percentage of net sales decreased, with distribution and administrative costs improving by 0.6 percentage points and store payroll and benefits improving by 0.5 percentage points. These improvements reflect the impact of strong third quarter same store sales on expense ratios, cost containment initiatives as well as the favorable impact on current year casualty insurance and employee medical costs due to an adjustment to reflect favorable claims experience. This favorable claims experience also resulted in a third quarter benefit of $8 million to adjust casualty insurance reserves established in prior years. Merchandise margins increased 0.4 percentage points, due to reduced markdowns on strong same store sales, with improved markon offset by higher freight costs.
Segment profit for the nine months ended October 28, 2006 increased 13% to $792 million compared to the same period last year. Segment profit margin increased 0.6 percentage points to 9.6%. This improvement in segment margin was driven by merchandise margins, which increased 0.3 percentage points (primarily due to lower markdowns) as well as lower expense ratios, particularly distribution costs which improved by 0.2 percentage points. These improvements were partially offset by increased occupancy costs as a percentage of net sales and a planned increase in advertising spending.
As of October 28, 2006, Marmaxx’s average per store inventories, including inventory on hand at its distribution centers, were up 5% from inventory levels at the same time last year, compared to a 1% increase at October 29, 2005 over the respective prior year period. This higher inventory level reflects an increase in opportunistic purchases for this year’s fourth quarter as well as a planned increase in “up-front” buys.

Winners and HomeSense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	$477.3	$398.1	$1,246.7	$1,028.0
Segment profit	$60.7	$50.0	$130.3	$78.5
Segment profit as a percentage of net sales	12.7%	12.6%	10.5%	7.6%
Percent increase (decrease) in same store sales:
U.S. currency	11%	4%	12%	3%
Local currency	5%	(4)%	4%	(5)%
Stores in operation at end of period
Winners			184	172
HomeSense			68	57

Total Winners and HomeSense			252	229

Selling square footage at end of period (in thousands)
Winners			4,214	3,964
HomeSense			1,280	1,078

Total Winners and HomeSense			5,494	5,042

Net sales for Winners and HomeSense increased 20% for the third quarter and 21% for the year-to-date period over the same periods last year. Currency exchange rates accounted for one-third of the increase in the quarter and approximately 40% of the sales increase for the year-to-date period. In local currency, same store sales increased 5% for the third quarter compared to a decline of 4% for the third quarter last year, and increased 4% for the year-to-date period compared to a 5% same store sales decrease for the year-to-date period last year. Same store sales for both the quarter and year-to-date periods were positively impacted by sales of jewelry, accessories and footwear, partially offset by a decline in our children’s business. Strong growth in the HomeSense chain also favorably impacted same store sales in both periods this year. Same store sales declines in last year’s third quarter and year-to-date periods were primarily due to lower clearance sales volume in those periods than in the comparable periods in 2004 as well as a decline in the average ticket. In both the current and prior year periods, Winners refocused on maintaining liquid inventory, buying into current trends and flowing fresh product to their stores, among other things, to improve inventory turns and reduce markdowns.
Segment profit for the current year’s third quarter increased 21% to $61 million and segment margin increased 0.1 percentage points over the same period last year to 12.7%. Currency exchange rates accounted for approximately 25% of the growth in segment profit in this year’s third quarter. Segment profit improvement reflected expense leverage across most categories due to the impact of the 5% increase in same store sales on expense ratios and cost containment initiatives, partially offset by a planned increase in advertising costs and slightly lower merchandise margins.
Segment profit for the nine months ended October 28, 2006 increased 66% to $130 million and segment margin increased 2.9 percentage points over the same period last year to 10.5%. Currency exchange rates accounted for approximately 20% of the growth in the year-to-date segment profit. The improved segment margin was driven by a 1.7 percentage point increase in Winners merchandise margins over the same period last year, due to improved markon and lower markdowns. Winners’ results for the year-to-date period also reflected expense leverage across most categories, due to the impact of the 4% increase in same store sales on expense ratios. Additionally, the growth in segment profit for both the third quarter and year-to-date periods was favorably impacted by improved profitability of the HomeSense business.

T.K. Maxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	$481.1	$385.1	$1,235.9	$1,030.3
Segment profit	$36.8	$20.9	$54.6	$27.7
Segment profit as a percentage of net sales	7.7%	5.4%	4.4%	2.7%
Percent increase (decrease) in same store sales:
U.S. currency	17%	(5)%	9%	(1)%
Local currency	11%	(4)%	9%	(1)%
Stores in operation at end of period			210	197
Selling square footage at end of period (in thousands)			4,605	4,211
T.K. Maxx’s net sales for the third quarter ended October 28, 2006 increased 25% compared to the same period last year and the year-to-date period net sales increased 20% over the same period last year. Currency exchange rates accounted for approximately six percentage points of the growth in third quarter net sales, but had no meaningful impact on year-to-date sales growth. In local currency, T.K. Maxx’s same store sales increased 11% for the third quarter compared to a same store sales decline of 4% for last year’s third quarter. On a year-to-date basis, in local currency, same store sales increased 9% this year and decreased 1% for the same period last year. Same store sales for home fashions, children’s and accessories performed well above the chain average for both periods this year.
Segment profit for the current year’s third quarter increased 76% to $37 million, and segment margin increased to 7.7%. Segment profit for the year-to-date period nearly doubled to $55 million, and segment margin increased to 4.4%. Currency exchange rates accounted for approximately 10% and 7% of the growth in segment profit in this year’s third quarter and year-to-date periods, respectively. T.K. Maxx’s improved segment margin was driven by merchandise margins, which increased by 1.9 percentage points in the quarter and one percentage point for the year-to-date period. Segment margin also benefited by leveraging of expenses across most major expense categories on the strong same store sales increase. These improvements were partially offset by a planned increase in advertising costs as a percentage of net sales.
We announced plans to open several T.K. Maxx stores in Germany in the Fall of 2007. Our plans call for initially opening five stores. We believe Germany offers significant growth potential for our T.K. Maxx division.
HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	$336.0	$292.3	$943.2	$810.1
Segment profit	$17.6	$6.9	$30.3	$1.5
Segment profit as a percentage of net sales	5.2%	2.4%	3.2%	0.2%
Percent increase in same store sales:	5%	1%	4%	0%
Stores in operation at end of period			270	244
Selling square footage at end of period (in thousands)			5,207	4,741
HomeGoods’ net sales for the third quarter of fiscal 2007 increased 15% compared to the same period last year, and on a year-to-date basis net sales increased 16%. Same store sales increased 5% for the third quarter compared to a 1% increase in same store sales last year. On a year-to-date basis, same store sales increased 4% this year and were flat last year. Segment margin for both the quarter and year-to-date periods improved over last year’s comparable periods primarily due to merchandise margin (primarily higher markon) and the leveraging of expenses across most categories, most notably a reduction in distribution costs as a percentage of net sales. Last year’s year-to-date distribution costs reflected the impact of transitioning to a new distribution facility. Segment margin for both periods in the current year also reflected the favorable impact on expense ratios of same store sales increases and the elimination of e-commerce losses included in last year’s results.

A.J. Wright

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	$176.6	$158.6	$497.2	$445.2
Segment loss	$(2.6)	$(3.6)	$(10.6)	$(10.4)
Segment loss as a percentage of net sales	(1.5)%	(2.3)%	(2.1)%	(2.3)%
Percent increase in same store sales:	4%	2%	3%	1%
Stores in operation at end of period			162	152
Selling square footage at end of period (in thousands)			3,256	3,055
A.J. Wright’s net sales increased 11% for the third quarter and increased 12% for year-to-date period as compared to the same periods last year. For the third quarter, A.J. Wright reduced its segment loss compared to the prior year. However, for the nine-month period, this year’s segment loss is essentially the same as the prior year. We are continuing our efforts to find the right merchandising strategy and business model for this chain. Despite A.J. Wright’s segment losses, we expect this division to be cash flow positive this year.
During the fourth quarter of fiscal 2007 our management developed a plan to close 34 underperforming A.J. Wright stores during January 2007. The plan was approved by the Executive Committee of the Board of Directors on November 27, 2006. The details of the store closing plan are discussed in Note 16 of the notes to consolidated interim financial statements and in the Subsequent Event section below.
Bob’s Stores

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	$82.9	$80.1	$210.6	$199.4
Segment loss	$(1.2)	$(7.2)	$(11.4)	$(23.4)
Segment loss as a percentage of net sales	(1.4)%	(9.0)%	(5.4)%	(11.7)%
Percent increase (decrease) in same store sales:	2%	(7%)	3%	(8)%
Stores in operation at end of period			36	36
Selling square footage at end of period (in thousands)			1,306	1,307
Bob’s Stores’ net sales increased 3% for the quarter and 6% for the nine months ended October 28, 2006 over the comparable periods last year. Same store sales increased in both the third quarter and nine months ended October 28, 2006 with our revamped women’s casual sportswear departments performing well and strong performance from our men’s accessories and shoes categories. Bob’s Stores’ reduced its segment losses for the third quarter and year-to-date periods due to the sales growth combined with significant improvement in merchandise margins. Merchandise margin increases were driven by improved markon, the result of better buying, which has more than offset increases in promotional markdowns. We continue to evaluate this business and assess its potential for future growth.
General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
General corporate expense	$43.0	$42.2	$103.5	$95.1
General corporate expense for segment reporting purposes refers to those costs not specifically related to the operations of our business segments, and is included in selling, general and administrative expenses. General corporate expense for the current quarter and year-to-date periods includes an increase in the funding of our charitable trust (The TJX Foundation) of approximately $9 million as well as an increase in general corporate overhead compared to the same periods last year. These increased costs were partially offset by the absence of the e-commerce exit costs and costs associated with executive termination agreements included in last year’s third quarter. In addition, general corporate expense for the nine months ended October 28, 2006 includes $4 million for the portion of the pre-tax charge relating to the workforce reduction allocated to the corporate group.

Analysis of Financial Condition
Liquidity and Capital Resources
Operating activities for the nine months ended October 28, 2006 provided cash of $477 million, a decrease of $30 million over last year’s cash provided from operations of $507 million. The change in operating cash flows was favorably impacted by an increase in net income (adjusted for depreciation) of $159 million, as well as favorable changes in accounts receivable and other current assets of $111 million (driven by reductions in prepaid rent, insurance and supplies). These increases in operating cash flow were more than offset by a reduction in accrued expenses and other liabilities as well as an increase in inventories (net of related accounts payables). Accrued expenses and other liabilities increased by $81 million this year compared to an increase of $298 million last year. The higher increase in accrued liabilities last year was driven by the reclassification of $203 million of outstanding checks from cash to accrued liabilities. These outstanding check amounts relate to zero-balance cash accounts which are maintained with certain financial institutions which we fund as checks clear and for which no other right of offset exists. Additionally, operating cash flows were reduced by the increase in inventory, net of accounts payable, which required additional cash of $104 million in the year-to-date period versus the same period in the prior year. A reduction in the non-cash charge for stock compensation for the nine months ended October 28, 2006 is offset by an increase in our accrual for long-term cash incentive awards. In fiscal 2006 we revised our approach to long-term compensation by substantially decreasing the portion of stock incentives awarded to individuals and increasing the portion of long-term cash incentive opportunities.
Investing activities relate primarily to property additions for new stores, store improvements and renovations and investment in our distribution network. Cash outlays for property additions amounted to $292 million in the nine months ended October 28, 2006 compared to $401 million in the same period last year. We anticipate that capital spending for the current fiscal year will be approximately $100 million less than capital spending for the prior fiscal year.
Financing activities consist primarily of our share repurchase program. During the nine months ended October 28, 2006, we repurchased and retired 18.3 million shares of our common stock at a cost of $450 million. We reflect stock repurchases in our financial statements on a “settlement” basis which amounted to $429 million for the nine-month period ended October 28, 2006, compared to $517 million in the comparable period last year. We expect to repurchase $650 million of our common stock in fiscal 2007. Since the inception of our current $1 billion stock repurchase program through October 28, 2006, we repurchased 18.5 million shares at a total cost of $457 million.
In May 2006, we amended our $500 million four-year revolving credit facility and our $500 million five-year revolving credit facility (initially entered into in May 2005), extending the maturity dates of these agreements until May 5, 2010 and May 5, 2011, respectively. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to our commercial paper program. At October 28, 2006 we had no outstanding short-term debt. At October 29, 2005 we had $450 million of commercial paper outstanding. The availability under revolving credit facilities at October 28, 2006 and October 29, 2005 was $1 billion and $550 million, respectively. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
Subsequent Event
Fourth Quarter A.J. Wright Stores Closures - During the fourth quarter of fiscal 2007 our management developed a plan to close 34 underperforming A.J. Wright stores during January 2007. The plan was approved by the Executive Committee of the Board of Directors on November 27, 2006.
In our continuing effort to improve the performance of A.J. Wright, management performed an analysis of its store locations and operating performance. Management’s plan for the store closures was based on several factors, including market demographics and proximity to other A.J. Wright stores, cash return, sales volume and productivity, recent comparable store sales and profit trends, and overall market performance. The 34 stores represent approximately 21% of A.J. Wright’s store base, but only 16% of its year-to-date sales and have profit margins significantly below the average of the A.J. Wright chain.
This plan is part of a repositioning of A.J. Wright intended to position A.J. Wright for future performance improvement. By closing less productive and marginally profitable stores, management can focus its attention and resources on fewer markets with better demographics. This plan allows A.J. Wright to lever its advertising dollars and marketing efforts, gain efficiencies in store operations and logistics within its markets and have a substantially stronger base for store growth.
We expect to record fourth quarter pre-tax charges of approximately $62 million in connection with these store closures. A summary of the estimated charges (in millions) is presented below:

	Non-Cash	Cash	Total
Asset impairments	$20	$—	$20
Lease costs, net of estimated sublease income	—	38	38
Severance and other costs	—	4	4

Total pre-tax charges	20	42	62

Asset impairments relate primarily to store fixtures and leasehold improvements. Lease costs include assumptions about the timing and amount of subtenant income and other expenses and actual results may cause the lease costs to vary from the above estimate.
The above does not include the cash impact of $25 million of estimated income tax benefits, which generally will be realized when lease and severance obligations are paid or assets are disposed of or sold. The after-tax cost of the store closings estimated at $37 million, or $0.08 per share, will be recorded as a loss from discontinued operations in our fourth quarter and fiscal year ending January 27, 2007. The store closures are estimated to result in net cash outlays of approximately $17 million. In addition, we expect to generate cash proceeds of approximately $5 million from the store closures as a result of liquidating store inventories, which will further reduce the net cash outlays referenced above.
We will also classify the operating income (loss) of the 34 closed stores for the current fiscal year, as well as all prior periods, as a component of discontinued operations, which we expect will be immaterial to our consolidated results for each period presented.
New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -An amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. SFAS No. 158 is effective for our fiscal year ending January 27, 2007. We are not currently able to quantify the effects of the adoption of SFAS No. 158 since actual amounts will depend on year-end calculations; however, based on the January 28, 2006 consolidated balance sheet, we estimate that as a result of the adoption, we would record an after tax charge to other comprehensive income of approximately $44 million to reflect the funded status of our pension and postretirement benefit plans.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 will apply to our financial position and results of operations for the fiscal year ended January 27, 2007 and will have no material impact.
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

Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. We periodically enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year. As of January 28, 2006, the analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.
Item 4 Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2006 pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 28, 2006 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1A Risk Factors
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K for the fiscal year ended January 28, 2006.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases

The number of shares of common stock we repurchased (on a “trade-date” basis) during the third quarter of fiscal 2007 and the average price per share we paid is as follows:

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
			as Part of	Shares that May Yet
	Number of Shares	Average Price	Publicly Announced	be Purchased Under
	Repurchased	Paid Per Share(1)	Plan or Program(2)	Plans or Programs
July 30, 2006 through August 26, 2006	62,500	$25.45	62,500	$611,314,637

August 27, 2006 through September 30, 2006	—	—	—	$611,314,637

October 1, 2006 through October 28, 2006	2,345,593	$29.15	2,345,593	$542,949,073

Total:	2,408,093		2,408,093

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	As of October 28, 2006, we had repurchased 18.5 million shares at a cost of $457 million under our $1 billion share repurchase program that was announced on October 11, 2005 and that authorizes the repurchases of shares from time to time.
Item 6 Exhibits
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)
Date: December 1, 2006
/s/ Jeffrey G. Naylor

Jeffrey G. Naylor, Senior Executive Vice President and Chief Financial and Administrative Officer, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.