Form 10-K
period 2007-01-27
TJX COMPANIES INC /DE/
filed 2007-03-28
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 27, 2007

or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to	Commission file number 1-4908

THE TJX COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2207613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

770 Cochituate Road Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (508) 390-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $1.00 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X]    NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ]    NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [X]    Accelerated Filer [ ]    Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]    NO [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 29, 2006 was $10,966,329,516, based on the closing sale price as reported on the New York Stock Exchange.

There were 453,649,813 shares of the registrant’s common stock, $1.00 par value, outstanding as of January 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 5, 2007 (Part III).

PART I

ITEM 1.	Business

BUSINESS OVERVIEW

We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. Our T.J. Maxx, Marshalls and A.J. Wright chains in the United States, our Winners chain in Canada, and our T.K. Maxx chain in Europe sell off-price family apparel and home fashions. Our HomeGoods chain in the United States and our HomeSense chain, operated by Winners in Canada, sell off-price home fashions. The target customer for all of our off-price chains, except A.J. Wright, is the middle-to upper-middle income shopper, with the same profile as a department or specialty store customer. A.J. Wright targets the moderate-income customer. Our seven off-price chains are synergistic in their philosophies and operating platforms. Our eighth chain, Bob’s Stores, was acquired in December 2003 and is a value-oriented, branded apparel chain based in the Northeastern United States that offers casual, family apparel. Bob’s Stores’ target customer demographic spans the moderate-to upper-middle income bracket.

Our off-price mission is to deliver an exciting, fresh and rapidly changing assortment of brand-name merchandise at excellent values to our customers. We define value as the combination of quality, brand, fashion and price. With over 450 buyers and over 10,000 vendors worldwide and over 2,400 stores, we believe we are well positioned to continue accomplishing this goal. Our key strengths include:

—	expertise in off-price buying
—	substantial buying power
—	synergistic businesses with flexible business models
—	solid relationships with many manufacturers and other merchandise suppliers
—	deep organization with decades of experience in off-price retailing as well as other forms of retailing
—	inventory management systems and distribution networks specific to our off-price business model
—	financial strength and excellent credit rating

As an off-price retailer, we offer quality, name brand and designer family apparel and home fashions every day at substantial savings to comparable department and specialty store regular prices. We can offer these everyday savings as a result of our opportunistic buying strategies, disciplined inventory management, including rapid inventory turns, and low expense structure.

In our off-price chains, we purchase the majority of our inventory opportunistically. In contrast to traditional retailers that order goods far in advance of the time they appear on the selling floor, TJX buyers are in the marketplace virtually every week, buying primarily for the current selling season. By maintaining a liquid inventory position, our buyers can buy close to need, enabling them to buy into current market trends and take advantage of the opportunities in the marketplace. Due to the unpredictable nature of consumer demand in the highly fragmented apparel and home fashions marketplace and the mismatch of supply and demand, we are regularly able to buy the vast majority of our inventory directly from manufacturers, with some merchandise coming from other retailers and other sources. We purchase virtually all of our inventory for our off-price stores at discounts from initial wholesale prices. Although we generally purchase merchandise for our off-price chains to sell in the current season, we purchase a limited quantity of pack away merchandise that we buy specifically to warehouse and sell in a future selling season. We are willing to purchase less than a full assortment of styles and sizes. We pay promptly and do not ask for typical retail concessions in our off-price chains such as advertising, promotional and markdown allowances, or delivery concessions such as drop shipments to stores or delayed deliveries or return privileges. Our financial strength, strong reputation and ability to purchase large quantities of merchandise and sell it through our geographically diverse network of stores provide us excellent access to leading branded merchandise. Our opportunistic buying permits us to consistently offer our customers in our off-price chains a rapidly changing merchandise assortment at everyday values that are below department and specialty store regular prices.

We are extremely disciplined in our inventory management, and we rapidly turn the inventory in our off-price chains. We rely heavily on sophisticated, internally developed inventory systems and controls that permit a virtually continuous flow of merchandise into our stores and an expansive distribution infrastructure that supports our close-to-need buying by delivering goods to our stores quickly and efficiently. For example, highly automated storage and distribution systems track, allocate and deliver an average of approximately 11,000 items per week to each T.J. Maxx and Marshalls store. In addition, specialized computer inventory planning, purchasing and monitoring systems, coupled with warehouse storage, processing, handling and shipping systems, permit a continuous evaluation and rapid replenishment of store inventory. Pricing, markdown decisions and store inventory replenishment requirements are determined centrally, using information provided by point-of-sale computer terminals and are designed to move inventory through our stores in a timely and disciplined manner. These inventory management and distribution systems allow us to achieve rapid in-store inventory turnover on a vast array of product and sell substantially all merchandise within targeted selling periods.

We operate with a low cost structure relative to many other retailers. Our stores are generally located in community shopping centers. While we seek to provide a pleasant, easy shopping environment with emphasis on customer convenience, we do not spend heavily on store fixtures. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments in response to customer demand and available merchandise. Also, our large retail presence, strong financial position and expertise in the real estate market allow us generally to obtain favorable lease terms. In our off-price chains, our advertising budget as a percentage of sales remains low compared to traditional department and specialty stores, although we increased our advertising and other marketing spending in fiscal 2007 as compared to prior years. Our high sales-per-square-foot productivity and rapid inventory turnover also provide expense efficiencies.

With all of our off-price chains operating with the same off-price strategies and systems, we are able to capitalize upon expertise, best practices and new ideas across our chains, develop associates by transferring them from one chain to another, and grow our various businesses more efficiently and effectively.

During the fiscal year ended January 27, 2007, we derived 78% of our sales from the United States (28% from the Northeast, 14% from the Midwest, 23% from the South, and 13% from the West), 21% from foreign countries (10% from Canada, 11% from Europe (the United Kingdom and Ireland)), and 1% from Puerto Rico. By merchandise category, we derived approximately 63% of our sales from apparel (including footwear), 25% from home fashions and 12% from jewelry and accessories.

We consider each of our operating divisions to be a segment. The T.J. Maxx and Marshalls store chains are managed as one division, referred to as Marmaxx, and are reported as a single segment. The Winners and HomeSense chains, which operate exclusively in Canada, are also managed as one division and are reported as a single segment. Each of our other store chains, T.K. Maxx, HomeGoods, A.J. Wright, and Bob’s Stores is operated as a division and reported as a separate segment. More detailed information about our segments, including financial information for each of the last three fiscal years, can be found in Note O to the consolidated financial statements.

Unless otherwise indicated, all store information is as of January 27, 2007, and references to store square footage are to gross square feet. Fiscal 2005 means the fiscal year ended January 29, 2005, fiscal 2006 means the fiscal year ended January 28, 2006, fiscal 2007 means the fiscal year ended January 27, 2007 and fiscal 2008 means the fiscal year ending January 26, 2008.

SEGMENT OVERVIEW

Marmaxx (T.J. Maxx and Marshalls)

Marmaxx operates both the T.J. Maxx and Marshalls store chains. T.J. Maxx is the largest off-price retail chain in the United States, with 821 stores in 48 states at fiscal 2007 year end. Marshalls is the second-largest off-price retailer in the United States, with 734 stores in 42 states, as well as 14 stores in Puerto Rico, at that date. We maintain the separate identities of the T.J. Maxx and Marshalls stores through product assortment and merchandising, marketing and store appearance. This encourages our customers to shop at both chains.

T.J. Maxx and Marshalls primarily target female shoppers who have families with middle to upper-middle incomes and who generally fit the profile of a department or specialty store customer. These chains operate with a common buying and merchandising organization and have a consolidated administrative function, including finance and human resources. The combined organization, known internally as The Marmaxx Group, offers us increased leverage to purchase merchandise at favorable prices and allows us to operate with a lower cost structure. These advantages are key to our ability to sell quality, brand name merchandise at substantial discounts from department and specialty store regular prices.

T.J. Maxx and Marshalls sell quality, brand name and designer merchandise at prices generally 20%-60% below department and specialty store regular prices. Both chains offer family apparel, accessories, giftware, and home fashions. Within these broad categories, T.J. Maxx offers a shoe assortment for women and fine jewelry, while Marshalls offers a full-line footwear department and a larger men’s department. In fiscal 2007, T.J. Maxx substantially completed the roll out of the expanded jewelry and accessories departments to existing stores and Marshalls continued to add expanded footwear departments. We believe these expanded offerings further differentiate the shopping experience at T.J. Maxx and Marshalls, driving traffic to both chains. We expect to add approximately 200 expanded footwear departments in the Marshalls stores in fiscal 2008, and at T.J. Maxx, we will continue to add expanded jewelry and accessories departments in new stores, relocated stores and selectively, to existing stores.

T.J. Maxx and Marshalls stores are generally located in suburban community shopping centers. T.J. Maxx stores average approximately 30,000 square feet. Marshalls stores average approximately 32,000 square feet. We currently expect to add a net of 50 stores in fiscal 2008. Ultimately, we believe that T.J. Maxx and Marshalls together can operate approximately 1,800 stores in the United States and Puerto Rico.

HomeGoods

HomeGoods is our off-price retail chain that sells exclusively home fashions with a broad array of giftware, home basics, accent furniture, lamps, rugs, accessories, children’s furniture, and seasonal merchandise for the home. Many of the HomeGoods stores are stand-alone stores; however, we also combine HomeGoods stores with a T.J. Maxx or Marshalls store in a superstore format, the majority of which are dual-branded, with both the T.J. Maxx or Marshalls logo and the HomeGoods logo. We count the superstores as both a T.J. Maxx or Marshalls store and a HomeGoods store. In fiscal 2007, we continued to open a different superstore format, called a “combo store,” in which a HomeGoods store is located beside a T.J. Maxx or Marshalls store, with interior passageways providing access between the stores. This configuration is also dual-branded with both the T.J. Maxx or Marshalls logo and the HomeGoods logo.

Stand-alone HomeGoods stores average approximately 27,000 square feet. In superstores, which average approximately 53,000 square feet, we dedicate an average of 22,000 square feet to HomeGoods. The 270 stores open at the end of fiscal 2007 include 147 stand-alone stores, 105 superstores and 18 combo stores. In fiscal 2008, we plan to net 12 additional stores, including 1 superstore. We believe that the U.S. market could potentially support approximately 500 to 600 HomeGoods stores in the long term.

Winners and HomeSense

Winners is the leading off-price retailer in Canada, offering off-price brand name and designer women’s apparel, lingerie, accessories, home fashions, giftware, fine jewelry, menswear, children’s clothing, and family footwear. Winners operates HomeSense, our Canadian off-price home-fashions chain, launched in fiscal 2001. Like our HomeGoods chain, HomeSense offers a wide and rapidly changing assortment of off-price home fashions including giftware, accent furniture, lamps, rugs, accessories and seasonal merchandise. We operate HomeSense in a stand-alone format, as well as a superstore format where a HomeSense store and a Winners store are combined or operate side-by-side.

At fiscal 2007 year end, we operated 184 Winners stores, which averaged approximately 29,000 square feet and 68 HomeSense stores, which averaged approximately 24,000 square feet. We expect to add a net of 4 Winners stores and 3 HomeSense stores in fiscal 2008, in both the stand-alone and superstore format. Ultimately, we believe the Canadian market can support approximately 200 Winners stores and approximately 80 HomeSense stores.

T.K. Maxx

T.K. Maxx, operating in the United Kingdom and Ireland, is the only major off-price retailer in any European country. T.K. Maxx utilizes the same off-price strategies employed by T.J. Maxx, Marshalls and Winners, and offers the same types of merchandise. At the end of fiscal 2007, we operated 210 T.K. Maxx stores which averaged approximately 30,000 square feet. We expect to add a total of 10 stores in the United Kingdom and Ireland in fiscal 2008 and believe that the U.K. and Ireland can support approximately 275 stores in the long term. In addition, in the fall of fiscal 2008, we expect to open 5 T.K. Maxx stores in Germany.

A.J. Wright

A.J. Wright offers our off-price concept to the moderate income customer demographic, which differentiates this chain from our other off-price divisions. A.J. Wright stores offer brand-name family apparel, accessories, footwear, domestics, gift ware, including toys and games, and special, opportunistic purchases. A.J. Wright stores average approximately 26,000 square feet. We operated 129 A.J. Wright stores in the United States at fiscal 2007 year end.

During the fourth quarter of fiscal 2007, we identified 34 underperforming stores to close, as part of a plan to reposition A.J. Wright for future profitable growth. Virtually all of these stores were closed at the end of fiscal 2007. The cost to close these stores as well as the operating income or loss of these stores (in the current and prior periods) has been reported in our financial statements as a discontinued operation. In fiscal 2008, we anticipate opening 5 stores in existing markets as we focus on improving performance, both in our existing store base and in opening new stores. In the long term, we believe that the U.S. could potentially support approximately 1,000 A.J. Wright stores.

Bob’s Stores

Bob’s Stores, acquired in late 2003, offers casual, family apparel and footwear, including workwear, activewear, and licensed team apparel. Bob’s Stores’ customer demographics span the moderate to upper-middle income bracket. Bob’s Stores operated 36 stores at the end of fiscal 2007, with an average size of 45,000 square feet. We do not plan to open any new stores for this division in fiscal 2008 as we continue to evaluate this business and focus on improving performance.

STORE LOCATIONS

We operated stores in the following locations as of January 27, 2007:

	T.J. Maxx*	Marshalls*	HomeGoods*	A. J. Wright	Bob’s Stores

Alabama	16	6	2	-	-
Arizona	9	11	4	-	-
Arkansas	7	-	1	-	-
California	67	102	29	7	-
Colorado	11	8	2	-	-
Connecticut	25	23	10	5	13
Delaware	3	3	1	-	-
District of Columbia	1	-	-	1	-
Florida	55	59	23	2	-
Georgia	31	28	8	-	-
Idaho	5	1	1	-	-
Illinois	37	40	13	17	-
Indiana	17	10	1	8	-
Iowa	6	2	-	-	-
Kansas	6	3	1	-	-
Kentucky	9	4	3	2	-
Louisiana	7	9	-	-	-
Maine	7	3	3	-	-
Maryland	11	21	6	6	-
Massachusetts	47	48	21	18	12
Michigan	33	20	9	8	-
Minnesota	13	12	8	-	-
Mississippi	5	2	-	-	-
Missouri	13	12	6	-	-
Montana	3	-	-	-	-
Nebraska	3	2	-	-	-
Nevada	5	6	3	-	-
New Hampshire	14	9	5	1	3
New Jersey	31	39	21	6	4
New Mexico	3	2	-	-	-
New York	47	54	19	17	3
North Carolina	25	19	8	-	-
North Dakota	3	-	-	-	-
Ohio	38	16	9	9	-
Oklahoma	3	3	-	-	-
Oregon	7	4	1	-	-
Pennsylvania	40	30	8	7	-
Puerto Rico	-	14	7	-	-
Rhode Island	5	6	4	2	1
South Carolina	18	9	4	-	-
South Dakota	1	-	-	-	-
Tennessee	24	12	6	3	-
Texas	36	55	6	-	-
Utah	9	-	2	-	-
Vermont	4	1	1	-	-
Virginia	29	23	7	8	-
Washington	13	8	-	-	-
West Virginia	3	2	1	-	-
Wisconsin	15	7	6	2	-
Wyoming	1	-	-	-	-

Total Stores	821	748	270	129	36

•	Winners operated 184 stores in Canada (including the Winners portion of a superstore): 22 in Alberta, 24 in British Columbia, 6 in Manitoba, 3 in New Brunswick, 2 in Newfoundland, 6 in Nova Scotia, 85 in Ontario, 1 on Prince Edward Island, 32 in Quebec and 3 in Saskatchewan.

•	HomeSense operated 68 stores in Canada (including the HomeSense portion of a superstore): 8 in Alberta, 12 in British Columbia, 1 in Manitoba, 2 in New Brunswick, 2 in Nova Scotia, 35 in Ontario and 8 in Quebec.

•	T.K. Maxx operated 202 stores in the United Kingdom and 8 stores in the Republic of Ireland.

*	Includes T.J. Maxx, Marshalls or HomeGoods portion of a superstore.

COMPUTER INTRUSION

We suffered an unauthorized intrusion into portions of our computer systems that process and store information related to customer transactions that we believe resulted in the theft of customer data. We do not know who took this action and whether there were one or more intruders involved (we refer to the intruder or intruders collectively as the “Intruder”), or whether there was one continuing intrusion or multiple, separate intrusions (we refer to the intrusion or intrusions collectively as the “Computer Intrusion”). We are engaged in an ongoing investigation of the Computer Intrusion, and the information provided in this Form 10-K is based on the information we have learned in our investigation to the date of this Form 10-K. We do not know what, if any, additional information we will learn in our investigation, but that information could materially add to or change the information provided in this Form 10-K.

Discovery of Computer Intrusion.  On December 18, 2006, we learned of suspicious software on our computer systems. We immediately initiated an investigation, and the next day, General Dynamics Corporation and International Business Machines Corporation, leading computer security and incident response firms, were engaged to assist in the investigation. They determined on December 21, 2006 that there was strong reason to believe that our computer systems had been intruded upon and that an Intruder remained on our computer systems. With the assistance of our investigation team, we immediately began to design and implement a plan to monitor and contain the ongoing Computer Intrusion, protect customer data and strengthen the security of our computer systems against the ongoing Computer Intrusion and possible future attacks.

On December 22, 2006, we notified law enforcement officials of the suspected Computer Intrusion and later that day met with representatives of the U.S. Department of Justice, U.S. Secret Service and U.S. Attorney, Boston Office to brief them. At that meeting, the U.S. Secret Service advised us that disclosure of the suspected Computer Intrusion might impede their criminal investigation and requested that we maintain the confidentiality of the suspected Computer Intrusion until law enforcement determined that disclosure would no longer compromise the investigation.

With the assent of law enforcement, on December 26 and December 27, 2006, we notified our contracting banks and credit and debit card and check processing companies of the suspected Computer Intrusion (we refer to credit and debit cards as “payment cards”). On December 27, 2006, we first determined that customer information had apparently been stolen from our computer systems in the Computer Intrusion. On January 3, 2007, we, together with the U.S. Secret Service, met with our contracting banks and payment card and check processing companies to discuss the Computer Intrusion.

Prior to the public release of information with respect to the Computer Intrusion, we provided information on the Computer Intrusion to the U.S. Federal Trade Commission, U.S. Securities & Exchange Commission, Royal Canadian Mounted Police and Canadian Federal Privacy Commissioner. Upon the public release, we also provided information to the Massachusetts and other state Attorneys General, California Office of Privacy Protection, various Canadian Provincial Privacy Commissioners, the U.K. Information Commissioner, and the Metropolitan Police in London, England.

On January 13, 2007, we determined that additional customer information had apparently been stolen from our computer systems.

On January 17, 2007, we publicly announced the Computer Intrusion and thereafter we expanded our forensic investigation of the Computer Intrusion.

On February 18, 2007, in the course of our ongoing investigation, we found evidence that the Computer Intrusion may have been initiated earlier than previously reported and that additional customer information potentially had been stolen. On February 21, 2007, we publicly announced additional findings on the timing and scope of the Computer Intrusion.

Timing of Computer Intrusion.  Based on our investigation to date, we believe that our computer systems were first accessed by an unauthorized Intruder in July 2005, on subsequent dates in 2005 and from mid-May 2006 to mid-January 2007, but that no customer data were stolen after December 18, 2006.

Systems Affected in the Computer Intrusion.  We believe that information was stolen in the Computer Intrusion from a portion of our computer systems in Framingham, MA that processes and stores information related to payment card, check and unreceipted merchandise return transactions for customers of our T.J. Maxx, Marshalls, HomeGoods and A.J. Wright stores in the U.S. and Puerto Rico and our Winners and HomeSense stores in Canada (“Framingham system”) and from a portion of our computer systems in Watford, U.K. that processes and stores information related to payment card transactions at T.K. Maxx in the United Kingdom and Ireland (“Watford system”). We do not believe that the Computer Intrusion affected the portions of our computer systems handling transactions for customers of Bob’s Stores, or check and merchandise return transactions at T.K. Maxx. We do not believe that customer personal identification numbers (PINs) were compromised, because, before storage on the Framingham system, they are separately encrypted in U.S., Puerto Rican and Canadian stores at the PIN pad, and because we do not store PINs on the Watford system. We do not believe that information from transactions using debit cards issued by Canadian banks at Winners and HomeSense that were transacted through the Interac network was compromised. Although we believe that information from transactions at our U.S. stores (other than Bob’s Stores) using Canadian debit cards that were transacted through the NYCE network were processed and stored on the Framingham system, we do not believe the PINs required to use these Canadian debit cards were compromised in the Computer Intrusion. We do not process or store names or addresses on the Framingham system in connection with payment card or check transactions.

Customer Information Believed Stolen.  We have sought to identify customer information stolen in the Computer Intrusion. To date, we have been able to identify only some of the information that we believe was stolen. Prior to discovery of the Computer Intrusion, we deleted in the ordinary course of business the contents of many files that we now believe were stolen. In addition, the technology used by the Intruder has, to date, made it impossible for us to determine the contents of most of the files we believe were stolen in 2006. Given the scale and geographic scope of our business and computer systems and the time frames involved in the Computer Intrusion, our investigation has required a substantial period of time to date and is not completed. We are continuing to try to identify information stolen in the Computer Intrusion through our investigation, but, other than the information provided below, we believe that we may never be able to identify much of the information believed stolen.

Based on our investigation, we have been able to determine some details about information processed and stored on the Framingham system and the Watford system. Customer names and addresses were not included with the payment card data believed stolen for any period, because we do not process or store that information on the Framingham system or Watford system in connection with payment card transactions. In addition, for transactions after September 2, 2003, we generally no longer stored on our Framingham system the security data included in the magnetic stripe on payment cards required for card present transactions (“track 2” data), because those data generally were masked (meaning permanently deleted and replaced with asterisks). Also, by April 3, 2006, our Framingham system generally also masked payment card PINs, some other portions of payment card transaction information, and some portions of check transaction information. For transactions after April 7, 2004 our Framingham system also generally began encrypting (meaning substituted characters for the actual characters using an encryption algorithm provided by our software vendor) all payment card and check transaction information. With respect to the Watford system, masking and encryption practices were generally implemented at various points in time for various portions of the payment card data.

Until discovery of the Computer Intrusion, we stored certain customer personal information on our Framingham system that we received in connection with returns of merchandise without receipts and in some check transactions in our U.S., Puerto Rican and Canadian stores (other than Bob’s Stores). In some cases, this personal information included drivers’ license, military and state identification numbers (referred to as “personal ID numbers”), together with related names and addresses, and in some of those cases, we believe those personal ID numbers were the same as the customers’ social security numbers. After April 7, 2004, we generally encrypted this personal information when stored on our Framingham system. We do not process or store information relating to check or merchandise return transactions or customer personal information on the Watford system.

Information Believed Stolen in 2005.  As we previously publicly reported, we believe customer data were stolen in September and November 2005 relating to a portion of the payment card transactions made at our stores in the U.S., Puerto Rico and Canada (excluding transactions at Bob’s Stores and transactions made at Winners and HomeSense through the Interac network with debit cards issued by Canadian banks) during the period from December 31, 2002 through June 28, 2004. We suspect the data believed stolen in 2005 related to somewhere between approximately half to substantially all of the transactions at U.S., Puerto Rican and Canadian stores during the period from December 31, 2002 through June 28, 2004 (excluding transactions at Bob’s Stores and transactions made at Winners and HomeSense through the Interac network with debit cards issued by Canadian banks). The data were included in files routinely created on our Framingham system to store customer data, but the contents of many of the files were deleted in the ordinary course of business prior to discovery of the Computer Intrusion. Through our investigation to date, we have identified the information set forth in the following chart with respect to the approximate number of payment cards for which information is believed to have been stolen in this period:

	Transaction Period
					4/8/04 — 6/28/04
					Card Data
	12/31/02 — 11/23/03		11/24/03 — 4/7/04		Encrypted and
	Track 2 Data		Track 2 Data		Track 2 Data
Payment Card Status at	Masked	All Card	Masked	All Card	Masked	All Card
Time of Believed Theft	(Not Stored)	Data Clear	(Not Stored)	Data Clear	(Not Stored)	Data Clear

(in thousands)
Cards Expired	5,600	25,000	Number Unknown(1)	None	Number Unknown(1)	None
Cards Unexpired	3,800	11,200	Number Unknown(1)	None	Number Unknown(1)	None

(1)	Substantially all stolen data from these periods were deleted in the ordinary course of business subsequent to the believed theft but prior to discovery of Computer Intrusion. We have not sought to decrypt encrypted data that was not deleted.

Customer names and addresses and, for transactions after September 2, 2003, track 2 data were not included in the payment card information believed stolen in 2005. We do not believe that customer PINs were compromised.

In addition, we believe that personal information provided in connection with a portion of the unreceipted merchandise return transactions at T.J. Maxx, Marshalls, and HomeGoods stores in the U.S. and Puerto Rico, primarily during the last four months of 2003 and May and June 2004, was also stolen in 2005. The information we are able to specifically identify was from 2003 and included personal ID numbers, together with the related names and/or addresses, of approximately 451,000 individuals. We are in the process of notifying these individuals directly by letter.

Information Believed Stolen in 2006.  As previously publicly reported, we identified a limited number of payment cards as to which transaction information was included in the customer data that we believe were stolen in 2006. This information was contained in two files apparently created in connection with computer systems problems in 2004 and 2006. Through our investigation to date, we have identified the following information with respect to the approximate number of payment cards for which unencrypted information was included in these files:

	Track 2 Data
Card Status at Date of	Masked	All Card
Believed Theft	(Not Stored)	Data Clear

(in thousands)
Cards Expired	23	85
Cards Unexpired	20	4

Customer names and addresses were not included with the payment card information in these files. We do not believe that customer PINs were compromised. Some of the payment card data contained in these files were encrypted; we have not sought to decrypt these data.

In addition, the two files contained the personal ID numbers, together with the related names and/or addresses, of approximately 3,600 individuals, and we sent notice directly to these individuals.

We also have located a third file created in the ordinary course that we believe was stolen by the Intruder in 2006 and that we believe contained customer data. All of the data in this file are encrypted, and we have not sought to decrypt them.

As previously publicly reported, we believe that in 2006 the Intruder may also have stolen from our Framingham system additional payment card, check and unreceipted merchandise return information for transactions made in our stores in the U.S., Canada, and Puerto Rico (excluding transactions at Bob’s Stores and transactions made at Winners and HomeSense through the Interac network with debit cards issued by Canadian banks) during portions of mid-May through December 18, 2006. Through our investigation, we have identified approximately 100 files that we believe the Intruder, during this period, stole from our Framingham system (the vast majority of which we believe the Intruder created) and that we suspect included customer data. However, due to the technology utilized by the Intruder, we are unable to determine the nature or extent of information included in these files. Despite our masking and encryption practices on our Framingham system in 2006, the technology utilized in the Computer Intrusion during 2006 could have enabled the Intruder to steal payment card data from our Framingham system during the payment card issuer’s approval process, in which data (including the track 2 data) is transmitted to payment card issuer’s without encryption. Further, we believe that the Intruder had access to the decryption tool for the encryption software utilized by TJX. The approximately 100 files stolen in 2006 could have included the data that we believe were stolen in 2005, as well as other data relative to some customer transactions from December 31, 2002 through mid-May 2006, although, with respect to transactions after September 2, 2003 generally without track 2 data, and, with respect to transactions after April 7, 2004, generally with all data encrypted.

In addition, as previously publicly reported, we suspect that customer data for payment card transactions at T.K. Maxx stores in the U.K. and Ireland has been stolen. In that regard, we now believe that at least two files of the approximately 100 files identified above that the Intruder stole from the Framingham system in 2006 were created by the Intruder and moved from the Watford system to the Framingham system. We suspect that these files contained payment card transaction data, some or all of which could have been unencrypted and unmasked. However, due to the technology utilized by the Intruder in the Computer Intrusion, we are unable to determine the nature or extent of information included in these files. Further, the technology utilized by the Intruder in the Computer Intrusion during 2006 on the Watford system could also have enabled the Intruder to steal payment card data from the Watford system during the payment card issuer’s approval process, in which data (including the track 2 data) are transmitted to payment card issuer’s without encryption.

We have provided extensive payment card transaction information to the banks and payment card companies with which we contract as requested by them. While we have been advised by law enforcement authorities that they are investigating fraudulent use of payment card information believed stolen from TJX, we do not know the extent of any fraudulent use of such information. Some banks and payment card companies have advised us that they have found what they consider to be preliminary evidence of possible fraudulent use of payment card information that may have been stolen from us, but they have not shared with us the details of their preliminary findings. We also do not know the extent of any fraudulent use of any of the personal information believed stolen. Certain banks have sought, and other banks and payment card companies may seek, either directly against us or through claims against our acquiring banks as to which we may have an indemnity obligation, payment of or reimbursement for fraudulent card charges and operating expenses (such as costs of replacing and/or monitoring payment cards thought by them to have been placed at risk by the Computer Intrusion) that they believe they have incurred by reason of the Computer Intrusion. In addition, payment card companies and associations may seek to impose fines by reason of the Computer Intrusion.

Financial Costs.  In the fourth quarter of fiscal 2007, we recorded a pre-tax charge of approximately $5 million, or $.01 per share, for costs incurred through the fourth quarter in connection with the Computer Intrusion, which includes costs incurred to investigate and contain the Computer Intrusion, strengthen computer security and systems, and communicate with customers, as well as technical, legal, and other fees. Beyond this charge, we do not have enough information to reasonably estimate losses we may incur arising from the Computer Intrusion. Various litigation has been or may be filed, and various claims have been or may be otherwise asserted, against us and/or our acquiring banks, on behalf of customers, banks, and/or card companies seeking damages allegedly arising out of the Computer Intrusion and other related relief. We intend to defend such litigation and claims vigorously, although we cannot predict the outcome of such litigation and claims. Various governmental entities are investigating the Computer Intrusion, and although we are cooperating in such investigations, we may be subject to fines or other obligations. (See Item 3 with respect to litigation and investigations.) Losses that we may incur as a result of the Computer Intrusion include losses arising out of claims by payment card associations and banks, customers, shareholders, governmental entities and others; technical, legal, computer systems and other expenses; and other potential liabilities, costs and expenses. Such losses could be material to our results of operation and financial condition.

Future Actions.  We are continuing our forensic investigation of the Computer Intrusion and our ongoing program to strengthen and protect our computer systems. We are continuing to communicate with our customers about the Computer Intrusion. We are continuing to cooperate with law enforcement in its investigation of these crimes and with the payment card companies and associations and our acquiring banks. We are also continuing to cooperate with governmental agencies in their investigations of the Computer Intrusion. We are vigorously defending the litigation and claims asserted against us with respect to the Computer Intrusion.

OTHER INFORMATION

Employees

At January 27, 2007, we had approximately 125,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees during the peak back-to-school and holiday seasons.

Credit

Our stores operate primarily on a cash-and-carry basis. Each chain accepts credit sales through programs offered by banks and others. We do not operate our own customer credit card program or maintain customer credit receivables. Our co-branded TJX card program for our domestic divisions offered by a major bank expired February 1, 2007, as scheduled. We plan to offer a new co-branded TJX credit card program with a different major bank in fiscal 2008. The rewards program associated with these programs is partially funded by TJX.

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

Seasonality

Our business is subject to seasonal influences, which causes us generally to realize higher levels of sales and income in the second half of the year. This is common in the apparel retail business.

Competition

The retail apparel and home fashion business is highly competitive. We compete on the basis of fashion, quality, price, value, merchandise selection and freshness, brand name recognition and, to a lesser degree, store location. We compete with local, regional, national and international department, specialty, off-price, discount and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, through catalogues or media or over the internet. We purchase most of our inventory opportunistically and compete for that merchandise with other off-price apparel and outlet retailers. We also compete with other retailers for store locations.

SEC Filings and Certifications

Copies of our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website, www.tjx.com, under “SEC Filings,” as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (the “SEC”). They are also available free of charge from TJX Investor Relations, 770 Cochituate Road, Framingham, Massachusetts, 01701.

The Annual CEO Certification for the fiscal year ended January 28, 2006, as required by Section 303A.12(a) of the Listed Company Manual of the New York Stock Exchange (“NYSE”), regarding our compliance with the corporate governance listing standards of the NYSE, was submitted to the NYSE on June 29, 2006.

We have filed the Sarbanes-Oxley Act Section 302 Certifications as an exhibit to this Form 10-K.

ITEM 1A.	Risk Factors

The statements in this Section describe the major risks to our business and should be considered carefully, in connection with all of the other information set forth in this annual report on Form 10-K. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2006 Form 10-K and in our 2006 Annual Report to Shareholders contain some forward-looking statements, including some of the statements made under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2006 Annual Report to Stockholders under “Letter to Shareholders” and “Financial Graphs.” From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events;

they do not relate strictly to historical or current facts. We have generally identified such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

We have steadily expanded the number of chains and stores we operate and our selling square footage. Our revenue growth is dependent upon our ability to continue to expand successfully through new store openings as well as our ability to increase same store sales. Successful store growth requires selection of store locations in appropriate geographies, availability of attractive stores or store sites in such locations and negotiation of acceptable terms. Competition for desirable sites and increases in real estate, construction and development costs could limit our growth opportunities. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Further, expansion places demands upon us to manage rapid growth, and we may not do so successfully.

Our quarterly operating results can be subject to significant fluctuations and may fall short of either a prior quarter or investors’ expectations.

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior quarter or investors’ expectations. Factors that could cause these quarterly fluctuations include some factors that are within our control such as the execution of our off-price buying; selection, pricing, flow and mix of merchandise; and inventory management including markon and markdowns; and some factors that are not within our control including actions of competitors; weather conditions; economic conditions and consumer confidence; and seasonality. In addition, if we do not repurchase, or are unable to repurchase, the number of shares we contemplate pursuant to our stock repurchase program, our earnings per share may be adversely affected. Most of our operating expenses, such as rent expense and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter. We maintain a forecasting process that seeks to project sales and align expenses. If management fails to correctly forecast changes or appropriately adjust the business plan in light of results, our financial performance could be adversely affected.

We may have difficulty extending our off-price model in new product lines, chains and geographic regions.

We have expanded our original off-price model into different product lines, chains, geographic areas and countries. Our growth is dependent upon our ability to successfully execute our off-price retail apparel and home fashions concepts in new markets and geographic regions. If we are unable to successfully execute our concepts in these new markets and regions, or if consumers there are not receptive to the concepts, our financial performance could be adversely affected.

If we fail to execute our opportunistic buying and inventory management well, our business could be adversely affected.

We purchase the majority of our inventory opportunistically with our buyers purchasing close to need. To drive traffic to the stores and to increase same store sales, the treasure hunt nature of the off-price buying experience requires continued replenishment of fresh high quality, attractively priced merchandise. While opportunistic buying enables our buyers to buy at the right time and price, in the quantities we need and into market trends, it places considerable discretion in our buyers, subjecting us to risks on the timing, quantity and nature of inventory flowing to the stores. We rely on our expansive distribution infrastructure to support delivering goods to our stores on time. We must effectively and timely distribute inventory to stores, maintain an appropriate mix and level of inventory and effectively manage pricing and markdowns. Failure to acquire and manage our inventory well and to operate our distribution infrastructure effectively could adversely affect our performance and our relationship with our customers.

Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, our revenue may be adversely affected.

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including print, television, database marketing and direct marketing. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers and cause them to decrease purchases in our stores and increase purchases elsewhere, which might negatively impact our revenues. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers.

We have expended and expect to expend significant time and money as a result of the Computer Intrusion we suffered, and as a result of the Computer Intrusion, we could incur material losses, and our reputation and business could be materially harmed.

We suffered the Computer Intrusion in which we believe that customer data were stolen. We are conducting an investigation of the Computer Intrusion. To date, we have been able to identify only some of the information that we believe was stolen. Deletions in the ordinary course of business prior to discovery of the Computer Intrusion and the technology used by the Intruder have, to date, made it impossible for us to determine much of the information we believe was stolen, and we believe that we may never be able to identify much of that information. Further, we cannot predict whether we will learn information in addition to or different from the information that we now believe about the Computer Intrusion and the data believed stolen.

While we have been advised by law enforcement authorities that they are investigating fraudulent use of payment card information believed stolen from TJX, we do not know the extent of any fraudulent use of such information. Some banks and payment card companies have advised us that they have found what they consider to be preliminary evidence of possible fraudulent use of credit payment card information that may have been stolen from us, but they have not shared with us the details of their preliminary findings. We also do not know the extent of any fraudulent use of any of the personal information believed stolen. There could be significant fraudulent use of the information believed stolen from us.

We have incurred capital and other costs to investigate and contain the Computer Intrusion, strengthen our computer security and systems, and communicate with customers, as well as legal, technical and other fees, and we expect to continue to incur significant costs for these purposes. Certain banks have sought, and other banks and payment card companies may seek, either directly against us or through claims against our acquiring banks as to which we may have an indemnity obligation, payment of or reimbursement for fraudulent card charges and operating expenses (such as costs of replacing and/or monitoring payment cards thought by them to have been placed at risk by the Computer Intrusion) that they believe they have incurred by reason of the Computer Intrusion. In addition, payment card companies and associations may seek to impose fines by reason of the Computer Intrusion.

Various litigation has been or may be filed, and various claims have been or may be otherwise asserted, against us and/or our acquiring banks for which we may be responsible, on behalf of customers, banks, payment card companies and shareholders seeking damages allegedly arising out of the Computer Intrusion and other related relief. We intend to defend such litigation and claims vigorously, although we cannot predict the outcome of such litigation and claims. Various governmental entities are investigating the Computer Intrusion, and although we are cooperating in such investigations, we may be subject to fines or other obligations. We cannot predict what actions such governmental entities will take and what the consequences will be for us. The ultimate resolution of such litigation, claims and investigations could have a material adverse effect on our results of operations and financial condition. Regardless of the merits and ultimate outcome of these matters, litigation and proceedings of this type are expensive to respond to and defend, and we could devote substantial resources and time to responding to and defending them.

Beyond the charge we took in the fourth quarter of fiscal 2007, we do not have enough information to reasonably estimate losses we may incur arising from the Computer Intrusion. These losses may include losses arising out of claims by payment card companies and banks, customers, shareholders and governmental entities; technical, legal, computer system and other expenses; and other potential liabilities, costs and expenses. Such losses could be material to our results of operations and financial condition. Further, the publicity associated with the Computer Intrusion could materially harm our business and relationships with customers.

Since discovering the Computer Intrusion, we have taken steps designed to strengthen the security of our computer systems and protocols and have instituted an ongoing program to continue to do so. Nevertheless, there can be no assurance that we will not suffer a future data compromise. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. We believe that the Intruder had access to the decryption algorithm for the encryption software we utilize. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a further compromise or breach of our computer systems. Any such further compromises or breaches could cause interruptions in our operations, damage to our reputation and customers’ willingness to shop in our stores and subject us to additional costs and liabilities.

Our business is subject to seasonal influences and a decrease in sales or margins during the second half of the year could adversely affect our operating results.

Our business is subject to seasonal influences; we realize higher levels of sales and income in the second half of the year. Any decrease in sales or margins during this period could have a disproportionate effect on our financial condition and results of operations.

If we fail to anticipate consumer trends and preferences, our performance could suffer.

Because our success depends on our ability to keep up with consumer trends, we take steps to address the risk that we will fail to anticipate consumer preferences. These include, for example, maintaining extensive contacts with vendors, with other retailers, as appropriate, and with the National Retail Federation, comparison shopping and monitoring fashion trends. Our buying departments and individual buyers monitor consumer trends and preferences in their respective product categories and areas. We focus on the demographics associated with the customer bases of our divisions and we monitor such demographics in locating new and remodeled stores. Nonetheless, we still face the risk that we will fail to effectively anticipate consumer trends and preferences, which failure could adversely affect our operating results.

We experience risks associated with our substantial size and scale.

We operate eight store chains in several countries. Some aspects of the businesses and operations of the chains are conducted with relative autonomy. The large size of our operations, our multiple businesses and the autonomy afforded to the chains increase the risk that systems and practices will not be implemented uniformly throughout our Company and that information will not be appropriately shared across different chains and countries.

Unseasonable weather in the markets in which our stores operate could adversely affect our operating results.

Customers’ willingness to shop and their demand for the merchandise in our stores are affected by adverse and unseasonable weather. Frequent or unusually heavy snow, ice or rain storms, natural disasters, severe cold or heat or extended periods of unseasonable temperatures in our markets could adversely affect our sales and increase markdowns.

We operate in highly competitive markets, and we may not be able to compete effectively.

The retail business is highly competitive. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional and national retailers. We also face competition from alternative retail distribution channels such as catalogues, media and internet sites. Changes in the merchandising, pricing and promotional activities of those competitors and in the retail industry generally may adversely affect our performance.

If we do not attract and retain quality sales, distribution center and other associates in large numbers as well as experienced buying and management personnel, our performance could be adversely affected.

Our performance is dependent on recruiting, developing, training and retaining quality sales, distribution center and other associates in large numbers as well as experienced buying and management personnel. Many of our associates are in entry level or part-time positions with historically high rates of turnover. The nature of the workforce in the retail industry subjects us to the risk of immigration law violations. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In the event of increasing wage rates, if we do not increase our wages competitively, our customer service could suffer because of a declining quality of our workforce, or our earnings could decrease if we increase our wage rates. In addition, certain associates in our distribution centers are members of unions and therefore subject us to the risk of labor actions. Further, our off-price model limits the market for experienced buying and management personnel and requires us to do significant internal training and development. Changes that adversely impact our ability to attract and retain quality associates and management personnel could adversely affect our performance.

If we engage in mergers or acquisitions of new businesses, or divest any of our current businesses, our business will be subject to additional risks.

We have grown our business through mergers and acquisitions. Integrating new stores and concepts can be a difficult task. We may consider attractive opportunities to acquire new businesses or to divest any of our current business segments. Acquisition or divestiture activities may divert attention of our executive management team away from the existing businesses. We may do a less than optimal job of due diligence or evaluation of target companies. Divestiture also involves risks, such as the risk of future exposure on lease obligations. Failure to execute on mergers or divestitures in a satisfactory manner could have an adverse effect on our future business prospects or our financial performance in the future.

If we are unable to operate information systems and implement new technologies effectively, our business could be disrupted or our sales or profitability could be reduced.

The efficient operation of our business is dependent on our information systems, including our ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems. In addition, we must protect the confidentiality of our and our customers’ data. The failure of TJX’s information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability. See also the risk factor above entitled “We have expended and expect to expend significant time and money as a result of the Computer Intrusion we suffered, and as a result of the Computer Intrusion, we could incur material losses, and our reputation and business could be materially harmed.”

We depend upon strong cash flows from our operations to support new capital expansion, operations, debt repayment and stock repurchase program.

Our business is dependent upon our operations generating strong cash flows to support our capital expansion requirements, our general operating activities and our stock repurchase programs and to fund debt repayment and the availability of financing sources. Our inability to continue to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms could adversely affect our financial performance or our earnings per share growth.

Consumer spending is adversely affected by general economic and other factors, which are beyond our control, and could adversely affect our sales and operating results.

Interest rates; recession; inflation; deflation; consumer credit availability; consumer debt levels; energy costs; tax rates and policy; unemployment trends; threats or possibilities of war, terrorism or other global or national unrest; actual or threatened epidemics; political or financial instability; and general economic and other factors have significant effects on consumer confidence and spending, which in turn affect sales at TJX and other retailers. These factors are beyond our control and could adversely affect our sales and performance.

We are subject to import risks.

Many of the products sold in our stores are sourced by our vendors and to a limited extent by us in many foreign countries. Imported merchandise is subject to various risks, including potential disruptions in supply, changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise, strikes and other events affecting delivery; and economic, political or other problems in countries from or through which merchandise is imported. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to international trade and imported merchandise are beyond our control and could affect the availability and the price of our inventory.

Our expanding international operations expose us to risks inherent in foreign operations.

We have a significant presence in Canada, the United Kingdom and Ireland, and have plans to expand into Germany in fiscal 2008. We may also seek to expand into other international markets in the future. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as understanding the retail climate and trends, local customs and competitive conditions in foreign markets, complying with foreign laws, rules and regulations, and foreign currency fluctuations, which could have an adverse impact on our profitability.

Changes in laws and regulations and accounting rules and principles could negatively affect our business operations and financial performance.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Generally accepted accounting principles may change from time to time, as well. Regulatory developments and changes in accounting rules and principles could adversely affect our business operations and financial performance.

We maintain internal controls over financial reporting, but they cannot provide absolute assurance that there will not be material errors in our financial reporting.

We maintain a system of internal controls over financial reporting, but there are limitations inherent in internal control systems. If we are unable to maintain adequate and effective internal control over financial reporting, our financial performance could be adversely affected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs.

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2.  Properties

We lease virtually all of our store locations, generally for 10 years with an option to extend the lease for one or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and for specified payments.

The following is a summary of our primary distribution centers and administrative office locations as of January 27, 2007. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied:

DISTRIBUTION CENTERS

T.J. Maxx	Worcester, Massachusetts Evansville, Indiana Las Vegas, Nevada	(500,000 s.f. - owned) (983,000 s.f. - owned) (713,000 s.f. shared with Marshalls - owned)
	Charlotte, North Carolina Pittston Township, Pennsylvania	(600,000 s.f. - owned) (1,017,000 s.f. - owned)
Marshalls	Decatur, Georgia Woburn, Massachusetts Bridgewater, Virginia Philadelphia, Pennsylvania	(780,000 s.f. - owned) (473,000 s.f. - leased) (562,000 s.f. - leased) (1,001,000 s.f. - leased)
Winners and HomeSense	Brampton, Ontario Mississauga, Ontario	(506,000 s.f. - leased) (667,000 s.f. - leased)
HomeGoods	Brownsburg, Indiana Bloomfield, Connecticut	(805,000 s.f. - owned) (443,000 s.f. - owned)
T.K. Maxx	Milton Keynes, England Wakefield, England Stoke, England Walsall, England	(108,000 s.f. - leased) (176,000 s.f. - leased) (261,000 s.f. - leased) (275,000 s.f. - leased)
A.J. Wright	Fall River, Massachusetts South Bend, Indiana	(501,000 s.f. - owned) (542,000 s.f. - owned)
Bob’s Stores	Meriden, Connecticut	(200,000 s.f. - leased)

OFFICE SPACE

TJX, T.J. Maxx, Marshalls, HomeGoods, A.J. Wright	Framingham and Westboro, Massachusetts	(1,244,000 s.f. - leased in several buildings)
Bob’s Stores	Meriden, Connecticut	(34,000 s.f. - leased)
Winners and HomeSense	Mississauga, Ontario	(138,000 s.f. - leased)
T.K. Maxx	Watford, England	(61,000 s.f. - leased)

The table below indicates the approximate average store size as well as the gross square footage of stores and distribution centers, by division, as of January 27, 2007:

		Total Square Feet
		(In Thousands)
	Average		Distribution
	Store Size	Stores	Centers

T.J. Maxx	30,000	24,749	3,813
Marshalls	32,000	24,205	2,816
Winners(1)	29,000	5,414	1,173
HomeSense(2)	24,000	1,643	—
HomeGoods(3)	25,000	6,646	1,248
T.K. Maxx	30,000	6,394	820
A.J. Wright	26,000	3,307	1,043
Bob’s Stores	45,000	1,629	200

Total		73,987	11,113

(1)	Distribution centers currently service both Winners and HomeSense stores.

(2)	A HomeSense stand-alone store averages 25,000 square feet, while the HomeSense portion of a superstore format averages 23,000 square feet.

(3)	A HomeGoods stand-alone store averages 27,000 square feet, while the HomeGoods portion of a superstore format averages 22,000 square feet.

ITEM 3.  Legal

Litigation.  Since mid-January, 2007, a number of putative class actions have been filed against TJX in state and federal courts in Alabama, California, Massachusetts and Puerto Rico, and in provincial Canadian courts in Alberta, British Columbia, Manitoba, Ontario, Quebec and Saskatchewan, putatively on behalf of customers, including all customers in the United States, Puerto Rico and Canada, whose transaction data were allegedly compromised by the Computer Intrusion. An action has also been filed against TJX in federal court in Massachusetts putatively on behalf of all financial institutions who issued credit and debit cards purportedly used at TJX stores during the period of the security breach. The actions assert claims, generally, for negligence and related common-law and/or statutory causes of action stemming from the Computer Intrusion, and seek various forms of relief including damages, related injunctive or equitable remedies, multiple or punitive damages, and attorney’s fees. Various wholly-owned subsidiaries of TJX, as well as Fifth Third Bank and/or Fifth Third Bancorp, are also named as defendants in several of the actions. These cases are all in their initial phases, and no discovery has commenced. On February 15, 2007, the plaintiffs in one of the cases filed a motion with the Judicial Panel on Multidistrict Litigation, MDL Docket No. 1838, to have all of the actions pending in federal court in the United States and Puerto Rico transferred to the District of Massachusetts for pretrial consolidation and coordination, and TJX has supported that motion. TJX intends to defend these actions vigorously. The actions referenced above are as follows:

On January 19, 2007, a putative class action was filed against TJX in the United States District Court for the District of Alabama, Wood, et ano. v. TJX, Inc., et al., 07-cv-00147. The plaintiffs purport to represent a class of “all TJX customers who made credit card transactions at TJX’s stores during the period that the security of [d]efendants computer systems were compromised and the privacy or security of whose credit card, check card, or debit card account, transaction or non-public information was compromised.” The complaint asserts claims for negligence per se, negligence, bailment and breach of contract, and also names Fifth Third Bancorp as a defendant. Plaintiffs seek compensatory damages, credit monitoring, injunctive relief, attorney’s fees and costs. On March 6, 2007, the court granted an unopposed motion to stay the action pending disposition of the motion before the Judicial Panel for Multidistrict Litigation to transfer the action and similar federal court actions to the District of Massachusetts for pretrial consolidation and coordination.

On January 19, 2007, a putative class action was filed against TJX in the Supreme Court of British Columbia, Canada, Ryley v. TJX Companies, Inc., et al., Court File No. 07-0278. The plaintiff purports to represent a putative class of “all individuals resident in British Columbia, or throughout Canada and elsewhere, who have communicated confidential debit and credit information to the [d]efendants in 2003, or between May 1, 2006 and December 31, 2006.” The complaint also names “Winners Apparel Inc.” and “HomeSense Inc.” as defendants, and asserts claims for negligence, breach of confidence and violation of privacy. The plaintiff seeks general and pecuniary damages, punitive damages, interest, attorney’s fees and costs.

On January 19, 2007, a putative class action was filed against TJX in the Quebec Superior Court, Canada, Howick v. TJX Companies, Inc., et al., Court File No. 06-000382-073. The plaintiff purports to represent a putative class of “[a]ll physical persons in Quebec and Canada and all legal persons in Quebec and Canada who, during the twelve (12) month period preceding this Motion for Authorization to Institute a Class Action, had not more than fifty (50) employees under their direction or control, who have communicated personal or confidential information to the [r]espondents and have suffered damage as a result of the loss or theft of this personal or confidential information.” The complaint also names “Winners Merchants International LP” and “HomeSense Inc.” as defendants. The plaintiff seeks general and special damages, punitive damages, attorney’s fees, interest and costs.

On January 20, 2007, a putative class action was filed against TJX in The Court of Queen’s Bench, Alberta, Canada, Churchman, et ano. v. The TJX Companies, Inc., et al., Court File No. 0701-00964. The plaintiffs purport to represent a putative class of “individuals who communicated to the [d]efendants confidential information being their debit card numbers and credit card numbers, expiry dates, and all of the information accessible to someone in possession of those debit cards or credit cards.” The complaint also names “Winners Apparel Inc.,” “Winners Merchants International LP” and “HomeSense Inc.” as defendants and asserts claims for negligence, breach of confidence and violation of privacy. Plaintiffs seek general and special damages, punitive damages, attorney’s fees, interest and costs.

On January 22, 2007, a putative class action was filed against TJX in The Court of Queen’s Bench, Saskatchewan, Canada, Copithorn v. TJX Companies, Inc., et al., Court File No. 100. The plaintiff purports to represent a putative class of

“all individuals resident in Saskatchewan or throughout Canada and elsewhere, who have communicated confidential debit and credit information to the Defendants in 2003 or between May 1, 2006 and December 31, 2006.” The complaint also names “Winners Apparel Inc.” and “HomeSense Inc.” as defendants and asserts claims for negligence, breach of confidence and violation of privacy. The plaintiff seeks general and pecuniary damages, punitive damages, interest, attorney’s fees and costs.

On January 26, 2007, a putative class action was filed against TJX in the Superior Court of Los Angeles County, California, Lemley v. TJX, Inc., et al., BC365384. The action was subsequently removed to the United States District Court for the District of California (docket no. 07-cv-01017), where plaintiff filed an amended complaint. On March 15, 2007, the Court issued an order remanding the action back to the Superior Court, and TJX is seeking further review of that order. The plaintiff in the action purports to represent a class of “all TJX customers who made credit card transactions at TJX’s stores during the period that the security of [d]efendants’ computer systems were compromised and the privacy or security of whose credit card, check card, or debit card account, transaction or non-public information was compromised.” The complaint, as amended, asserts claims for negligence per se, negligence, bailment, breach of contract, and violation of California Civil Code § 17200, California Civil Code § 1798.80-84, and California Civil Code § 1798.53. The action also includes Bob’s Stores Corp. and Fifth Third Bancorp as defendants. The plaintiff seeks compensatory, statutory and punitive damages, credit monitoring, injunctive and equitable relief including disgorgement of profits and appointment of a receiver, attorney’s fees, costs and interest.

On January 26, 2007, a putative class action was filed against TJX in the Superior Court of Justice, Ontario, Canada, Wong, et ano. v. The TJX Companies, Inc., et al., Court File No. CV-07-0272-00. The plaintiffs purport to represent a putative class of “[a]ll persons (including their estates, executors, or personal representatives), corporations, and other entities, who have communicated personal, debit card, or credit card information to the [d]efendants in 2003, or between May 1, 2006 and December 31, 2006; which information was later stolen or released to unauthorized third parties.” The complaint also names “Winners Apparel Inc.,” “Winners Merchants International LP” and “HomeSense Inc.” as defendants and asserts claims for negligence, breach of confidence and violation of privacy. Plaintiffs seek compensatory damages, punitive damages, interest, attorney’s fees and costs.

On January 29, 2007, a putative class action was filed against TJX in the United States District Court for the District of Massachusetts, Mace v. TJX Companies, Inc., 07-cv-10162. The plaintiff purports to represent a class of “all persons or entities in the United States who have had personal or financial data stolen from TJX’s computer network, and who were damaged thereby.” The complaint asserts a claim for negligence and seeks compensatory damages, credit monitoring, injunctive relief, attorney’s fees, costs and interest.

On January 31, 2007, a putative class action was filed against TJX in the United States District Court for the District of Puerto Rico, Miranda, et al. v. TJX, Inc., et ano., 07-cv-01075. The plaintiffs purport to represent a class of “all TJX customers who made credit card transactions at TJX’s stores during the period that the security of [d]efendants computer systems were compromised and the privacy or security of whose credit card, check card, or debit card account, transaction or non-public information was compromised.” The complaint asserts claims for negligence per se, negligence, bailment and breach of contract, and also names Fifth Third Bancorp as a defendant. Plaintiffs seek compensatory damages, credit monitoring, injunctive relief, attorney’s fees and costs.

On January 31, 2007, a putative class action was filed against TJX in the United States District Court for the District of Massachusetts, AmeriFirst Bank v. TJX Companies, Inc., et al., 07-cv-10169. The plaintiff purports to represent a class of “all financial institutions that issued credit cards and/or debit cards to its customers that were used at any of TJX’s outlets and/or stores during the period of the security breach.” The complaint asserts claims for negligence, breach of contract and negligence per se, and also names Fifth Third Bancorp and Fifth Third Bank as defendants. The plaintiff seeks compensatory damages including for recovery of the cost of issuance of replacement cards and liability for unauthorized transactions, as well as injunctive relief, attorney’s fees and costs.

On January 31, 2007, a putative class action was filed against TJX in The Court of Queen’s Bench, Manitoba, Canada, Churchman, et ano. v. The TJX Companies, Inc., et al., Court File No. 07-01-50449. The plaintiffs purport to represent a putative class of “[a]ll persons (including their estates, executors, or personal representatives), corporations, and other entities, who have communicated personal, debit card, or credit card information to the [d]efendants in 2003, or between May 1, 2006 and December 31, 2006; which information was later stolen or released to unauthorized third parties.” The complaint also names “Winners Apparel Inc.,” “Winners Merchants International LP” and “HomeSense Inc.” as defendants and asserts claims for negligence, breach of confidence and violation of privacy. Plaintiffs seek general and special damages, punitive damages, attorney’s fees, interest and costs.

On February 2, 2007, a putative class action was filed against TJX in the United States District Court for the District of Massachusetts, Buckley, et al. v. TJX Companies, Inc., 07-cv-10209. The plaintiffs purport to represent a class of “all individuals in the United States whose personal or financial data was stolen, or cannot definitively be determined not to have been stolen, from TJX as a result of the conduct described herein.” The complaint asserts claims for negligence, breach of contract and bailment, and TJX has received a related demand letter purporting to assert a further claim on behalf of individuals in the United States and Canada under Massachusetts General Laws, c. 93A. Plaintiffs seek compensatory damages, creation of a fund for future damages, credit monitoring, injunctive relief, attorney’s fees and costs.

On February 5, 2007, a putative class action was filed against TJX in the United States District Court for the District of Massachusetts, Gaydos v. TJX Companies, Inc., et ano., 07-cv-10217. The plaintiff purports to represent a class of “all persons or entities in the United States who have had personal or financial data stolen from TJX’s computer network, and who were damaged thereby.” The complaint asserts a claim for negligence, and also names Fifth Third Bancorp as a defendant. The plaintiff seeks compensatory damages, credit monitoring, injunctive relief, attorney’s fees, costs and interest.

On February 5, 2007, a putative class action was filed against TJX in the Superior Court of Middlesex County, Massachusetts, McMorris v. The TJX Companies, Inc., et ano., 07-0460. The plaintiff purports to represent a class of “[r]esidents of Massachusetts who made purchases and paid by credit or debit card or check or who made a return at one or more Marshalls, T.J. Maxx, HomeGoods, or A.J. Wright stores in the United States in 2003 or from May to December 2006.” The complaint asserts claims for negligence and violation of Massachusetts General Laws c. 214, § 1B, and TJX has received a related demand letter asserting a further claim under Massachusetts General Laws, c. 93A. The plaintiff seeks compensatory damages, credit monitoring, injunctive relief, attorney’s fees, costs and interest.

On February 15, 2007, a putative class action was filed against TJX in the United States District Court for the District of Massachusetts, Cohen, et al. v. TJX Companies, Inc., et ano., 07-cv-10280. The plaintiffs purport to represent a class of “all persons or entities in the United States who have had personal or financial data stolen from TJX’s computer network, and who were damaged thereby.” The complaint asserts a claim for negligence, and also names Fifth Third Bancorp as a defendant. Plaintiffs seek compensatory damages, credit monitoring, injunctive relief, attorney’s fees, costs and interest.

On March 8, 2007, two putative class actions were filed against TJX in the Superior Court of Los Angeles County, California, Salinas, et ano. v. The TJX Companies, Inc., et al., BC367531, and Pickering v. The TJX Companies, Inc., et al., BC367530. The plaintiffs in each case purport to represent a class of ‘[a]ll California residents whose debit cards, check cards, credit cards (including American Express, Discover, MasterCard or Visa accounts), transaction or other personal or non-public information, including information at any TJX retail store such as T.J. Maxx and Marshalls, was maintained, provided to others and/or subject to unauthorized release by Defendants from January 2003 through the date of [j]udgment.” The complaints in each case assert claims for negligence and for violation of California Civil Code § 1781.81, California Civil Code § 1798.82, and California Civil Code § 17200, and also name T.J. Maxx of CA, LLC and Fifth Third Bancorp as defendants. The plaintiffs in each case seek compensatory damages, injunctive and equitable relief including implementation of security measures, notification to customers and credit monitoring, and attorney’s fees, costs and interest.

On March 16, 2007, a putative class action was filed against TJX in the United States District Court for the Southern District of California, Tennent v. The TJX Companies, Inc., et ano., 07-cv-00484. The plaintiff purports to represent a class of “all TJX customers who entered into credit card transactions at TJX’s stores and whose personal and/or financial information was stored in [d]efendant’s databases during the period that the security of said databases was compromised.” The complaint asserts claims for negligence per se, negligence, and bailment, and also names Fifth Third Bancorp as a defendant. The plaintiff seeks compensatory damages, credit monitoring, injunctive relief, attorneys fees and costs.

On March 23, 2007, a putative class action was filed in the United States District Court for the District of Massachusetts, Rivas, et ano. v. TJX Companies, Inc., 07-cv-10565. The plaintiffs purport to represent a class of “all individuals in the United States whose personal or financial data was stolen, or cannot definitively be determined not to have been stolen, from TJX as a result of the conduct” alleged in the complaint. The complaint asserts claims for negligence, breach of contract, bailment and for violation of Massachusetts General Laws c. 93A, § 2. The plaintiffs seek compensatory damages, treble damages with respect to the statutory violation claim, injunctive relief, a fund to compensate future damages, attorney’s fees, interest and costs.

In addition, the Arkansas Carpenters Pension Fund (the “Pension Fund”), the purported beneficial holder of 4,500 shares of TJX common stock, has commenced an action in the Delaware Chancery Court under Section 220 of the Delaware General Corporation Law demanding to inspect certain of TJX’s books and records relating to the Computer Intrusion and TJX’s response to the Computer Intrusion. As relief, the Pension Fund seeks the right to inspect records dating back to 2003, as well as its attorneys’ fees and costs.

Government Investigations.  A number of government agencies are conducting investigations as to whether TJX as a result of the Computer Intrusion may have violated laws regarding consumer protection and related matters. TJX has been advised that the Attorney General of the Commonwealth of Massachusetts is leading an investigation into the Computer Intrusion on behalf of a multi-state group of state Attorneys General (the “Multi-State Group”), which as initially comprised had approximately 30 participating states. In March 2007, the Company received a civil investigative demand (“CID”) from the Massachusetts Attorney General’s office seeking documents concerning the Computer Intrusion as part of that office’s review of allegations that the Company may have violated state law regarding consumer protection and related matters. The Company also received nearly identical demands in March 2007 from eight other state Attorneys General that are participating in the Multi-State Group. These demands include a CID from the Attorney General of the State of Arkansas, a CID from the Attorney General of the State of Illinois, a subpoena from the Attorney General of the State of New Jersey, a subpoena from the State of Ohio, a CID from the State of Oregon Department of Justice, a subpoena from the Attorney General of the Commonwealth of Pennsylvania, a Request for Consumer Protection Information (“Request”) from the Attorney General of the State of Tennessee (which had issued an earlier Request in January 2007), and a subpoena from the Attorney General of the State of Vermont. TJX has been advised that the Attorneys General of two other states participating in the Multi-State Group may also issue their own demands, which if issued are expected to be substantively identical to the other demands TJX has received.

In addition to these demands, the Company also has received a number of other inquiries, requests and demands from state Attorneys General for information relating to the Computer Intrusion (most shortly after TJX announced the Computer Intrusion publicly and before the Multi-State Group commenced its investigation), including a request by the Attorney General of the State of Connecticut that the Company voluntarily provide written answers to various questions relating to the Computer Intrusion, a CID from the Secretary of the State of Rhode Island and verbal requests for information from various other state Attorneys General.

TJX also has been advised that the Federal Trade Commission (“FTC”) is investigating the Computer Intrusion to determine whether the Company may have violated federal law regarding consumer protection and related matters.

TJX also has been advised that the Office of the Privacy Commissioner of Canada and the Office of the Information and Privacy Commissioner of Alberta have initiated formal investigations of TJX as a result of the Computer Intrusion and that the Office of the Information and Privacy Commissioner of British Columbia has initiated an investigation relating to the collection of personal information in connection with merchandise returns at TJX’s stores. The Office of the Privacy Commissioner of Quebec also has inquired about the Computer Intrusion, but has not advised the Company of any formal investigation.

TJX has been cooperating in each of these investigations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of TJX’s security holders during the fourth quarter of fiscal 2007.

ITEM 4A.  Executive Officers of the Registrant

		Office and Employment
Name	Age	During Last Five Years

Arnold Barron	59	Senior Executive Vice President, Group President, TJX since March 2004. Executive Vice President, Chief Operating Officer of The Marmaxx Group from 2000 to 2004. Senior Vice President, Group Executive of TJX from 1996 to 2000. Senior Vice President, General Merchandise Manager of the T.J. Maxx Division from 1993 to 1996; Senior Vice President, Director of Stores, 1984 to 1993; various store operation positions with TJX, 1979 to 1984.

		Office and Employment
Name	Age	During Last Five Years

Bernard Cammarata	67	Chairman of the Board since 1999. Acting Chief Executive Officer from September 2005 to January 2007 and Chief Executive Officer of TJX from 1989 to 2000. President from 1989 to 1999. Chairman of the T.J. Maxx Division from 1986 to 1995 and of The Marmaxx Group from 1995 to 2000. Executive Vice President of TJX from 1986 to 1989; President, Chief Executive Officer and a Director of TJX’s former TJX subsidiary from 1987 to 1989 and President of the T.J. Maxx Division from 1976 to 1986.
Donald G. Campbell	55	Vice Chairman since September 2006, Senior Executive Vice President, Chief Administrative and Business Development Officer from March 2004 to September 2006. Executive Vice President - Finance from 1996 to 2004 and Chief Financial Officer of TJX from 1989 to 2004. Senior Vice President - Finance, from 1989 to 1996. Senior Financial Executive of TJX, 1988 to 1989; Senior Vice President - Finance and Administration, Zayre Stores Division, 1987 to 1988; Vice President and Corporate Controller of TJX, 1985 to 1987; various financial positions with TJX, 1973 to 1985.
Ernie Herrman	46	Senior Executive Vice President, TJX since January 2007. and President, Marmaxx since November 2004. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Senior Vice President, Merchandising from 1998 to 2001. Vice President, General Merchandise Manager from 1996 to 1998. Vice President, Senior Merchandise Manager from 1995 to 1996. Various merchandising positions with TJX, 1989 to 1991.
Carol Meyrowitz	53	Chief Executive Officer of TJX since January 2007, Director since September 2006 and President since October 2005. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President, TJX from March 2004 to January 2005. President of The Marmaxx Group from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Executive Vice President, Merchandising, The Marmaxx Group from 2000 to 2001 and Senior Vice President, Merchandising from 1999 to 2000. Executive Vice President, Merchandising, Chadwick’s of Boston, Ltd. from 1996 to 1999; Senior Vice President, Merchandising from 1991 to 1996 and Vice President, Merchandising from 1989 to 1991. Vice President, Division Merchandise Manager, Hit or Miss from 1987 to 1989.
Jeffrey G. Naylor	48	Senior Executive Vice President, Chief Financial and Administrative Officer, TJX since September 2006. Senior Executive Vice President, Chief Financial Officer, TJX from March 2004 to September 2006, Executive Vice President, Chief Financial Officer of TJX effective February 2, 2004. Senior Vice President and Chief Financial Officer at Big Lots, Inc. from 2001 to January 2004. Senior Vice President, Chief Financial and Administrative Officer of Dade Behring, Inc. from 2000 to 2001. Vice President, Controller of The Limited, Inc., from 1998 to 2000.
Jerome Rossi	63	Senior Executive Vice President, TJX since January 2007. Senior Vice President, Chief Operating Officer, Marmaxx from 2005 to January 2007. President, HomeGoods, from 2000 to 2005. Executive Vice President, Store Operations, Human Resources and Distribution Services, Marmaxx from 1996 to 2000.
Paul Sweetenham	42	Senior Executive Vice President, Group President, Europe, since January 2007. President, T.K. Maxx since 2001. Senior Vice President, Merchandising and Marketing, T.K, Maxx from 1999 to 2001. Various merchandising positions with T.K. Maxx from 1993 to 1999.

All officers hold office until the next annual meeting of the Board in June 2007 and until their successors are elected, or appointed, and qualified.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low sale prices for the equity for fiscal 2007 and fiscal 2006 are as follows:

	Fiscal 2007		Fiscal 2006
Quarter	High	Low	High	Low

First	$26.28	$23.81	$25.96	$22.51
Second	$25.11	$22.16	$25.10	$22.30
Third	$29.74	$24.00	$23.60	$19.95
Fourth	$30.24	$26.67	$25.48	$21.17

The approximate number of common shareholders at January 27, 2007 was 52,000.

We declared four quarterly dividends of $0.07 per share for fiscal 2007 and $0.06 per share for fiscal 2006. While our dividend policy is subject to periodic review by our Board of Directors, we currently intend to continue to pay comparable dividends in the future, as well as to continue to repurchase our common stock.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2007 and the average price paid per share is as follows:

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of
			Part of a Publicly	Shares that May Yet
	Number of Shares	Average Price Paid	Announced	be Purchased Under
	Repurchased	Per Share(1)	Plan or Program(2)	the Plans or Programs

October 29, 2006 through November 25, 2006	2,367,200	$28.80	2,367,200	$474,766,473
November 26, 2006 through December 30, 2006	1,372,210	$28.11	1,372,210	$436,197,058
December 31, 2006 through January 27, 2007	-	-	-	$436,197,058
Total:	3,739,410		3,739,410

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	In October 2005, our Board of Directors approved a repurchase program to repurchase up to $1 billion of TJX common stock from time to time. As of January 27, 2007, we had repurchased 22 million shares at a cost of $564 million under this program. In January 2007, our Board of Directors approved a new repurchase program to repurchase up to $1 billion of TJX common stock from time to time, in addition to the $436 million remaining at fiscal 2007 year end under the October 2005 plan.

ITEM 6.  Selected Financial Data

Selected Financial Data

Amounts in Thousands	Fiscal Year Ended January(1)
Except Per Share Amounts	2007	2006	2005	2004	2003

				(53 Weeks)

Income statement and per share data:
Net sales	$17,404,637	$15,955,943	$14,860,746	$13,300,194	$11,963,095
Income from continuing operations	$776,756	$689,834	$610,217	$608,906	$538,896
Weighted average common shares for diluted earnings per share calculation	480,045	491,500	509,661	531,301	554,858
Diluted earnings per share from continuing operations	$1.63	$1.41	$1.21	$1.16	$0.98
Cash dividends declared per share	$0.28	$0.24	$0.18	$0.14	$0.12

Balance sheet data:
Cash and cash equivalents	$856,669	$465,649	$307,187	$246,403	$492,330
Working capital	1,365,833	888,276	701,008	761,228	730,795
Total assets	6,085,700	5,496,305	5,075,473	4,396,767	3,951,569
Capital expenditures	378,011	495,948	429,133	409,037	396,724
Long-term obligations(2)	808,027	807,150	598,540	692,321	693,764
Shareholders’ equity	2,290,121	1,892,654	1,746,556	1,627,053	1,462,196

Other financial data:
After-tax return (continuing operations) on average shareholders’ equity	37.1%	37.9%	36.2%	39.5%	38.0%
Total debt as a percentage of total capitalization(3)	26.1%	29.9%	28.6%	30.0%	32.7%

Stores in operation at year-end:
T.J. Maxx	821	799	771	745	713
Marshalls	748	715	697	673	629
Winners	184	174	168	160	146
T.K. Maxx	210	197	170	147	123
HomeGoods	270	251	216	182	142
A.J. Wright(4)	129	152	130	99	75
HomeSense	68	58	40	25	15
Bob’s Stores	36	35	32	31	-

Total	2,466	2,381	2,224	2,062	1,843

Selling Square Footage at year-end:
T.J. Maxx	19,390	18,781	18,033	17,385	16,646
Marshalls	19,078	18,206	17,511	16,716	15,625
Winners	4,214	4,012	3,811	3,576	3,261
T.K. Maxx	4,636	4,216	3,491	2,841	2,282
HomeGoods	5,181	4,859	4,159	3,548	2,830
A.J. Wright(4)	2,577	3,054	2,606	1,967	1,498
HomeSense	1,280	1,100	747	468	282
Bob’s Stores	1,306	1,276	1,166	1,124	-

Total	57,662	55,504	51,524	47,625	42,424

(1)	Fiscal years ended January 28, 2006 and prior have been adjusted to reclassify the operating results of the A.J. Wright store closings to discontinued operations (See Note C to the consolidated financial statements). Fiscal years ended January 29, 2005 and prior have been adjusted to reflect the effect of adopting Statement of Financial Accounting Standards No. 123(R). See Note A to the consolidated financial statements at “Stock-Based Compensation.”

(2)	Includes long-term debt, exclusive of current installments and obligation under capital lease, less portion due within one year.

(3)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligation, including current maturities.

(4)	A.J. Wright stores in operation and selling square footage for fiscal years 2006 and prior include store counts and square footage for the stores that are part of our discontinued operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The discussion that follows relates to our fiscal years ended January 27, 2007 (fiscal 2007), January 28, 2006 (fiscal 2006) and January 29, 2005 (fiscal 2005).

In November 2006, we decided to close 34 A.J. Wright stores as part of a repositioning of the chain. The following discussion focuses on our results from continuing operations, which excludes the results of these 34 A.J. Wright stores. The cost to close these stores was recorded as a discontinued operation in the fourth quarter of fiscal 2007 and the operating income or loss from these stores is also presented as a discontinued operation for all periods presented. The closings resulted in an after tax charge of $38 million, or $0.08 per share, in the fourth quarter of fiscal 2007 and is discussed in more detail in Note C to the consolidated financial statements and below within the A.J. Wright discussion under “Segment Information.”

During the fourth quarter of fiscal 2007, we discovered that we had suffered an unauthorized intrusion into the portion of our computer systems that processes and stores information related to customer transactions. We do not know who took this action, whether there were one or more intruders involved, or whether there was one continuing intrusion or multiple, separate intrusions (we refer to the intrusion or intrusions collectively as the “Computer Intrusion”). We have been engaged in an ongoing investigation of the Computer Intrusion and computer security and incident response experts have been engaged to assist in the investigation. We believe customer data was stolen in the Computer Intrusion in 2005 and 2006. In the fourth quarter of fiscal 2007, we recorded a pre-tax charge of approximately $5 million, or $0.01 per share, for costs incurred through the fourth quarter in connection with the Computer Intrusion, which includes costs incurred to investigate and contain the Computer Intrusion, enhance computer security and systems, and communicate with customers, as well as technical, legal, and other fees. Beyond this charge, we do not yet have enough information to reasonably estimate losses we may incur arising from the Computer Intrusion. Such losses could be material to our results of operations and financial condition. For more information, see Item 1-Business under the caption “Computer Intrusion,” Note B to the consolidated financial statements and the discussion below under the caption “Potential liabilities in connection with Computer Intrusion.”

RESULTS OF OPERATIONS

Fiscal 2007 Overview:

—	Net sales for fiscal 2007 were $17.4 billion, a 9% increase over fiscal 2006.

—	Consolidated same store sales increased 4% in fiscal 2007 over the prior year driven by growth in unit sales and transactions across the majority of our businesses, as well as particularly strong same store sales growth at our international divisions. In addition, approximately one percentage point of this increase came from the favorable effect of currency exchange rates.

—	We increased our number of stores by 4% in fiscal 2007, ending the fiscal year with 2,466 stores in operation. Our selling square footage grew by 4% in fiscal 2007.

—	Income from continuing operations for fiscal 2007 was $776.8 million, or $1.63 per diluted share, compared to $689.8 million, or $1.41 per diluted share, last year. Results for prior years were impacted by certain charges and one-time items that affect the comparability of reported results. The chart below shows the effect of these items on income from continuing operations and diluted earnings per share (“EPS”) for fiscal 2006 and fiscal 2005.

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Dollars In Millions Except Per Share Amounts	$’s	EPS	$’s	EPS	$’s	EPS

Income from continuing operations, as reported	$777	$1.63	$690	$1.41	$610	$1.21
Charges and one-time items:
Correction to deferred tax liability	-	-	(22)	(0.04)	-	-
Repatriation income tax benefit	-	-	(47)	(0.10)	-	-
Third quarter events *	-	-	12	0.02	-	-
Cumulative lease accounting charge	-	-	-	-	19	0.04

Income from continuing operations, as adjusted	$777	$1.63	$633	$1.29	$629	$1.25

*	The third quarter events for fiscal 2006 include executive resignation agreements of $0.01 per share, e-commerce exit costs and operating losses of $0.01 per share, and hurricane related costs including the estimated impact of lost sales of $0.01 per share, partially offset by a gain from a VISA/MasterCard antitrust litigation settlement of ($0.01) per share.

We believe this presentation reflects our results on a more comparable basis, and is useful in understanding the underlying trends in our business.

—	During the first quarter of fiscal 2007, as part of cost containment initiatives, we eliminated approximately 250 positions (including 100 open positions) and twelve of our senior executives agreed to 10% base salary reductions. These actions resulted in an estimated annualized savings of approximately $18 million. We incurred a first quarter pre-tax charge in connection with the workforce reduction of $7 million.

—	Our pre-tax margin (the ratio of pre-tax income to net sales) improved from 6.3% in fiscal 2006 to 7.2% in fiscal 2007 primarily due to improved merchandise margins and expense leverage from our cost containment initiatives. These improvements were partially offset by a planned increase in marketing expenses and the costs incurred in connection with the Computer Intrusion.

—	We continued to generate strong cash flows from operations which allowed us to fund our stock repurchase program as well as our capital investment needs. During fiscal 2007, we repurchased 22 million of our shares at a cost of $557 million, which favorably affected our earnings per share. In January 2007, our Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to $1 billion of TJX common stock from time to time, which is in addition to the $436 million which remained in the existing plan at fiscal 2007 year end. As a result of the discovery and investigation of the Computer Intrusion in December 2006, we temporarily suspended our share repurchase activity.

—	Average per store inventories, including inventory on hand at our distribution centers, were up 7% at the end of fiscal 2007 as compared to the prior year end when average per store inventories were down 11%. The increased inventories at fiscal 2007 year end were primarily due to a higher in-stock position on spring transitional goods and an increase in the average unit retail price (“average ticket”). The decline at the prior year end was largely due to lower levels of inventory in our distribution centers.

The following is a summary of the operating results of TJX at the consolidated level. This discussion is followed by an overview of operating results by segment. All references to earnings per share are diluted earnings per share from continuing operations unless otherwise indicated. All prior periods have been adjusted to reclassify the operating results of the A.J. Wright store closings to discontinued operations. See Note C to our consolidated financial statements.

Net sales:  Net sales for fiscal 2007 totaled $17.4 billion, a 9% increase over net sales of $16.0 billion in fiscal 2006. Net sales for fiscal 2006 increased 7% over net sales of $14.9 billion for fiscal 2005.

The 9% increase in net sales for fiscal 2007 includes a 5% increase attributable to new stores and a 4% increase in same store sales. The 7% increase in net sales for fiscal 2006 over fiscal 2005 reflects 5% from new stores and 2% from same store sales.

New stores are a major source of sales growth. Our consolidated store count increased by 4% in fiscal 2007 and 7% in fiscal 2006 over the respective prior year periods, and our selling square footage increased by 4% in fiscal 2007 and 8%

in fiscal 2006, in each case without adjustment for the A.J. Wright closed stores. Excluding the impact of the A.J. Wright store closings in fiscal 2007, our consolidated store count and total selling square footage each increased by 5% in fiscal 2007. We expect to add 83 stores (net of store closings) in the fiscal year ending January 26, 2008 (fiscal 2008), a 3% projected increase in our consolidated store base, and we expect to increase our selling square footage base by 4%.

The 4% increase in same store sales for fiscal 2007 was driven by growth in unit sales and increased transactions as well as the strong performance at our international businesses (Winners’ same store sales increased 5% and T.K. Maxx same store sales increased 9%, both in local currency). Net sales for fiscal 2007 reflect growth in both apparel and home fashions. Within apparel, jewelry, accessories and footwear (combined), as well as misses sportswear and dresses performed well. As for home fashions, giftware and home decorative products performed well while our “soft” home categories (bedding, linens, etc.) were weak. Same store sales also benefited from the continued expansion of footwear departments in Marshalls. During fiscal 2007, we added 134 expanded footwear departments, bringing the total number of stores with the expanded footwear departments to 280. These stores had same store sales growth that exceeded the chain average. During fiscal 2008, we intend to expand footwear departments in approximately 200 additional Marshalls stores. The expansion of jewelry and accessory departments at T.J. Maxx was substantially completed during fiscal 2007, with 686 out of the total 821 stores having expanded departments as of year end. Going forward, we plan to add jewelry and accessory expansions to certain new stores and relocated stores, as well as a limited number of existing stores. In the United States, where TJX generates approximately 80% of its sales, same store sales increased across almost all regions, with the Northeast, Southwest and Mid-Atlantic areas experiencing the strongest growth. Same store sales growth was favorably impacted by foreign currency exchange rates, which contributed approximately one percentage point of growth.

Net sales for fiscal 2006 reflected strong demand for jewelry, accessories and footwear, as well as improved demand for men’s apparel. The positive impact of growth in these categories was partially offset by same store sales declines in home fashions and women’s sportswear. Marmaxx continued its program of expanding jewelry and accessories and footwear departments and ended fiscal 2006 with 594 T.J. Maxx stores with expanded jewelry and accessories departments and 146 Marshalls stores with expanded footwear departments. These stores had same store sales growth which exceeded Marmaxx’s chain average. In the United States, same store sales were strong in warm weather regions, particularly Florida, the Southwest and California, while flat to slightly negative in the Midwest and Northeast. Same store sales growth was favorably impacted by foreign currency exchange rates, which contributed approximately one-half of a percentage point of growth.

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

The following table sets forth our consolidated operating results as a percentage of net sales:

	Fiscal Year Ended January
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	75.9	76.6	76.4
Selling, general and administrative expenses	16.8	16.9	16.7
Interest expense, net	0.1	0.2	0.2

Income from continuing operations before provision for income taxes	7.2%	6.3%	6.7%

Cost of sales, including buying and occupancy costs:  Cost of sales, including buying and occupancy costs, as a percentage of net sales was 75.9% in fiscal 2007, 76.6% in fiscal 2006 and 76.4% in fiscal 2005. This ratio for fiscal 2007, as compared to fiscal 2006, reflects an improvement in our consolidated merchandise margin (0.4 percentage points) as well as expense leverage due to our cost containment initiatives and the impact of strong same store sales growth. These improvements in the fiscal 2007 expense ratio were partially offset by increases in some operating costs as a percentage of net sales, primarily occupancy costs (0.2 percentage points).

Cost of sales, including buying and occupancy costs, as a percentage of net sales for fiscal 2006 as compared with fiscal 2005 reflects an improvement in our consolidated merchandise margin of 0.5 percentage points. The improvement in merchandise margin was largely due to lower markdowns at our smaller divisions, partially offset by an increase in fuel related freight costs. In addition, the comparison to the fiscal 2005 expense ratio was favorably impacted by a $30.7 million non-cash charge ($19.3 million after-tax) in fiscal 2005 to conform our lease accounting practices to generally accepted accounting principles. See Note A to the consolidated financial statements under the caption “Lease Accounting.” This charge was included in cost of sales in fiscal 2005 and increased that year’s expense ratio by 0.2 percentage points. These improvements in the fiscal 2006 expense ratio were more than offset by increases in operating costs as a percentage of net sales, primarily occupancy costs, which reflect the de-levering impact of a 2% same store sales growth as well as higher cost of sales ratios at divisions other than Marmaxx, which represent a greater proportion of the consolidated results in fiscal 2006 compared to fiscal 2005.

Selling, general and administrative expenses:  Selling, general and administrative expenses as a percentage of net sales were 16.8% in fiscal 2007, 16.9% in fiscal 2006 and 16.7% in fiscal 2005. The 0.1 percentage point decrease in fiscal 2007 reflects expense leverage across most categories, partially offset by a planned increase in marketing expense (0.1 percentage point). The increase in fiscal 2006 compared to fiscal 2005 reflects an increase in store payroll costs as a percentage of net sales, reflecting the de-levering impact of the low single-digit same store sales increase. The increase in this ratio for fiscal 2006 compared to fiscal 2005 was also negatively affected by the net impact of third quarter events including the costs of the executive resignation agreements, e-commerce exit and hurricane related costs, offset in part by a VISA/Mastercard antitrust litigation settlement.

Interest expense, net:  Interest expense, net of interest income, was $15.6 million for fiscal 2007, $29.6 million in fiscal 2006 and $25.8 million in fiscal 2005. Interest income was $23.6 million in fiscal 2007, $9.4 million in fiscal 2006 and $7.7 million in fiscal 2005. The decrease in net interest expense in fiscal 2007 was due to the increase in interest income. The increase in interest income in fiscal 2007 was driven by higher cash balances and higher rates of return on short term investments. The increase in net interest expense in fiscal 2006 was due to higher short-term borrowings and interest rates. The higher borrowing levels were primarily driven by the timing of inventory purchases, capital expenditures and repurchase of the Company’s common stock. The additional interest expense from short-term borrowings was partially offset by reduced interest costs due to the repayment of $100 million of 7% unsecured notes in June 2005, as well as an increase in interest income due to higher interest rates.

Income taxes:  Our effective annual income tax rate was 37.7% in fiscal 2007, 31.6% in fiscal 2006 and 38.3% in fiscal 2005. The increase in the fiscal 2007 effective income tax rate reflected the absence of one-time tax benefits recorded in the fourth quarter of fiscal 2006 (described in more detail below) which favorably impacted the fiscal 2006 effective income tax rate by 6.8 percentage points. The fiscal 2007 effective income tax rate benefited through July 20, 2006 from the tax treatment of foreign currency gains and losses on certain intercompany loans between Winners and TJX. This tax treatment reduced the fiscal 2007 effective income tax rate by 0.2 percentage points. Effective July 20, 2006, we re-designated one of these intercompany loans and the related hedge as a net investment in our foreign operations, and gains and losses on these items after July 20, 2006 are recorded in other comprehensive income, net of tax effects. In addition, the fiscal 2007 effective income tax rate was favorably impacted by increased income at our foreign operations (a portion of which are taxed at a lower rate than our domestic operations) as well as settlement of a state tax assessment for less than the related reserves. Combined, these two items reduced the effective income tax rate by 0.6 percentage points as compared to fiscal 2006.

The tax provision for fiscal 2006 includes a fourth quarter benefit of $47 million due to the repatriation of earnings from our Canadian subsidiary. In addition, during the fourth quarter of fiscal 2006, we corrected our accounting for the tax impact of foreign currency gains on certain intercompany loans. We previously established a deferred tax liability on these gains (which are not taxable). The impact of correcting for the tax treatment of these gains resulted in a tax benefit of $22 million, or $0.04 per share in fiscal 2006. The cumulative impact of this adjustment through the end of the third quarter of fiscal 2006 was $18.2 million, all of which was recorded in the fourth quarter of fiscal 2006. Of the $18.2 million, $10.1 million related to fiscal 2005. These two items collectively reduced the fiscal 2006 effective income tax rate by 6.8 percentage points. See Note I to the consolidated financial statements.

Income from continuing operations:  Income from continuing operations was $776.8 million in fiscal 2007, $689.8 million in fiscal 2006 and $610.2 million in fiscal 2005. Income from continuing operations per share was $1.63 in fiscal 2007, $1.41 in fiscal 2006 and $1.21 in fiscal 2005. Unlike many companies in the retail industry, TJX did not have a 53rd week in fiscal 2007, but will have a 53rd week in fiscal 2009.

Income from continuing operations for fiscal 2007 was adversely impacted by an after-tax charge relating to the Computer Intrusion of approximately $3 million, which reduced fourth quarter earnings per share by $0.01 per share. Income from continuing operations for fiscal 2006 was favorably impacted by a tax benefit of $47 million, or $0.10 per share, due to the repatriation of foreign earnings as well as a tax benefit of $22 million, or $0.04 per share, relating to the correction of a previously established deferred tax liability. Favorable changes in currency exchange rates added approximately $0.03 to our earnings per share in fiscal 2007 and approximately $0.01 per share in fiscal 2006.

Income from continuing operations for fiscal 2006 was adversely impacted by approximately $12 million, or $0.02 per share, due to the third quarter events. These third quarter events included the after-tax cost of executive resignation agreements, primarily with respect to our former CEO ($5 million), e-commerce exit costs and third quarter operating losses ($6 million), and uninsured losses due to third quarter hurricanes, including the estimated impact of lost sales ($6 million), all of which were partially offset by a gain from a VISA/MasterCard antitrust litigation settlement ($5 million). Operating losses of the e-commerce operation in the first six months of fiscal 2006 were largely offset by fiscal 2005 start up costs and a fourth quarter operating loss in fiscal 2005.

Income from continuing operations for fiscal 2005 was reduced by $19.3 million, or $0.04 per share, as a result of the after-tax effect of the $30.7 million cumulative pre-tax, non-cash charge to conform our lease accounting practices to generally accepted accounting principles. See Note A to the consolidated financial statements under the caption “Lease Accounting.” Lastly, favorable changes in currency exchange rates during fiscal 2005 added approximately $0.02 to our earnings per share.

The change in earnings per share from fiscal 2006 to fiscal 2007 was favorably impacted by our share repurchase program. During fiscal 2007 we repurchased 22.0 million shares of our stock at a cost of $557 million, which was less than planned as we temporarily suspended our buyback activity in December 2006 as a result of the discovery and investigation of the Computer Intrusion. In fiscal 2006 we repurchased 25.9 million shares at a cost of $600 million. In January 2007, our Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to $1 billion of TJX common stock from time to time, which is in addition to the $436 million remaining in the existing plan. We plan to continue our share repurchase program in fiscal 2008 with planned purchases of approximately $900 million.

Fourth Quarter Results:  Fourth quarter income from continuing operations was $243 million, or $0.51 per share, in fiscal 2007, $287 million, or $0.59 per share, in fiscal 2006 and $165 million, or $0.33 per share, in fiscal 2005. Results for the fourth quarter of fiscal 2006 and fiscal 2005 were impacted by certain charges and one-time items that affect the comparability of reported results. The chart below shows the effect of these items on fourth quarter income from continuing operations and earnings per share:

	Fourth Quarter		Fourth Quarter
	Fiscal 2007		Fiscal 2006		Fourth Quarter Fiscal 2005
Dollars In Millions Except Per Share Amounts	$’s	EPS	$’s	EPS	$’s	EPS

Income from continuing operations, as reported	$243	$0.51	$287	$0.59	$165	$0.33
Charges and one-time items:
Correction to deferred tax liability	-	-	(22)	(0.04)	-	-
Repatriation income tax benefit	-	-	(47)	(0.10)	-	-
Cumulative lease accounting charge	-	-	-	-	19	0.04

Income from continuing operations, as adjusted	$243	$0.51	$218	$0.45	$184	$0.37

We believe this presentation reflects our results on a more comparable basis, and is useful in understanding the underlying trends in our business.

Excluding these charges and one-time items from fiscal 2006, the fiscal 2007 fourth quarter income from continuing operations of $243 million increased 11% and earnings per share of $0.51 increased 13%. Pre-tax profit margin was 7.5% in both fiscal 2007 and fiscal 2006. Pre-tax margin improved on the strength of strong same-store sales at Winners, T.K. Maxx and HomeGoods, resulting in expense leverage across most categories. This improvement in the pre-tax margin was offset by costs related to the Computer Intrusion (0.1 percentage point), a planned increase in advertising expense (0.2 percentage points) and an increase in occupancy costs at T.K. Maxx (0.1 percentage point) as well as the year over year decline in A.J. Wright’s and Bob’s Stores’ segment profit margins.

Discontinued operations and net income:  Our results from continuing operations exclude the results of operations and the cost of closing 34 A.J. Wright stores. See “Segment Information — A.J. Wright” below and Note C to the consolidated financial statements for more information. Net income, which includes the impact of discontinued operations, was $738 million, or $1.55 per share for fiscal 2007, $690 million, or $1.41 per share for fiscal 2006 and $610 million, or $1.21 per share in fiscal 2005.

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

Marmaxx:

	Fiscal Year Ended January
Dollars In Millions	2007	2006	2005

Net sales	$11,531.8	$10,956.8	$10,489.5
Segment profit	1,079.3	985.4	982.1
Segment profit as a % of net sales	9.4%	9.0%	9.4%
Percent increase in same store sales	2%	2%	4%
Stores in operation at end of period	1,569	1,514	1,468
Selling square footage at end of period (in thousands)	38,468	36,987	35,544

Marmaxx posted a 2% same store sales increase in fiscal 2007, consistent with the prior year. Both apparel and home fashions reported same store sales growth in fiscal 2007 with apparel performing slightly better than home fashions. Same store sales of jewelry and accessories and footwear, combined, as well as misses sportswear and dresses were above the chain average. Same store sales also benefited from the continued expansion of footwear departments in Marshalls. During fiscal 2007, we added 134 expanded footwear departments, bringing the total number of expanded footwear stores to 280. During fiscal 2008, we intend to expand footwear departments in approximately 200 additional Marshalls stores. The expansion of jewelry and accessory departments at T.J. Maxx was substantially completed during fiscal 2007, with 686 out of the total 821 stores having expanded departments as of year end. Going forward, we will add jewelry and accessory expansions to certain new stores and relocated stores, as well as a limited number of existing stores. Geographically in fiscal 2007, regions that performed above the chain average were the Southwest, Northeast and Mid-Atlantic.

Segment profit as a percentage of net sales (“segment margin”) increased to 9.4% in fiscal 2007 from 9.0% in fiscal 2006. The increase in the fiscal 2007 segment margin was largely driven by 0.2 percentage point improvement in merchandise margin, primarily due to lower markdowns, and expense leverage across most categories due to our cost containment initiatives. Additionally, fiscal 2007 includes the favorable impact on current year casualty insurance and employee medical costs due to favorable claims experience. These improvements in segment margin were partially offset by an increase in occupancy costs (0.2 percentage points) and a planned increased in marketing costs (0.1 percentage point). As of January 27, 2007, average inventories per store were up 8% compared to a 10% decline at the prior year end. The increase at fiscal 2007 year end was primarily due to our in-stock position on spring transitional goods and an increase in average ticket. The decline at the prior year end was largely due to lower levels of inventory in our distribution centers.

Segment margin decreased to 9.0% in fiscal 2006 from 9.4% in fiscal 2005. The decline in the fiscal 2006 segment margin was largely driven by the de-levering impact of a 2% same store sales increase, which impacted operating expense ratios, primarily occupancy costs (which increased 0.3 percentage points) and distribution center costs (which increased 0.1 percentage point). In addition, certain of the third quarter events described above (e-commerce and hurricane related losses offset in part by the gain from the VISA/MasterCard settlement) reduced segment margin in fiscal 2006 by 0.1 percentage point. The comparison to the fiscal 2005 margin was favorably impacted by the inclusion in fiscal 2005’s segment profit of a $16.8 million charge for the cumulative impact of the lease accounting adjustment, which reduced fiscal 2005 segment profit margin by 0.2 percentage points. Merchandise margin for fiscal 2006 was essentially flat compared to fiscal 2005 despite fuel related increases in freight costs.

We added a net of 55 new stores (T.J. Maxx or Marshalls) in fiscal 2007, and increased total selling square footage of the division by 4%. We expect to open 50 new stores (net of closings) in fiscal 2008, increasing the Marmaxx store base by 3% and increasing its selling square footage by 3%.

Winners and HomeSense:

	Fiscal Year Ended January
U.S. Dollars In Millions	2007	2006	2005

Net sales	$1,740.8	$1,457.7	$1,285.4
Segment profit	181.9	120.3	99.7
Segment profit as a % of net sales	10.4%	8.3%	7.8%
Percent increase (decrease) in same store sales
U.S. currency	11%	4%	10%
Local currency	5%	(3)%	4%
Stores in operation at end of period
Winners	184	174	168
HomeSense	68	58	40
Selling square footage at end of period (in thousands)
Winners	4,214	4,012	3,811
HomeSense	1,280	1,100	747

Net sales for Winners and HomeSense, our Canadian businesses, for fiscal 2007 increased by 19% over fiscal 2006, with approximately one-third of this growth due to currency exchange rates. Same store sales (in local currency) increased by 5% in fiscal 2007 and decreased by 3% in fiscal 2006. Same store sales for fiscal 2007 were favorably impacted by improved merchandise flow and increased brand penetration. In terms of product categories, same store sales were driven by strong growth in jewelry, footwear and accessories as well as home fashions. HomeSense performed well, favorably impacting this division’s results. Same store sales and operating results for HomeSense were significantly improved over the prior year.

Segment profit margin for fiscal 2007 was up 2.1 percentage points to 10.4% compared to 8.3% for fiscal 2006. This improvement in segment margin was primarily due to a 1.4 percentage point increase in merchandise margins (improved markon and lower markdowns) combined with improved expense ratios (leverage from the 5% same store sales increase as well as cost containment initiatives). These increases were partially offset by a planned increase in advertising costs which increased 0.2 percentage points as a percentage of net sales.

Segment profit margin for fiscal 2006 improved by 0.5 percentage points compared to fiscal 2005. This improvement was primarily due to a 2.9 percentage point increase in merchandise margins, which were driven by improved inventory management resulting in reduced clearance sales and lower markdowns. The increase in merchandise margin was partially offset by the de-levering impact of the 3% decline in same store sales. Expense ratios increased across most categories, with a 1.4 percentage point increase in occupancy and distribution costs being the most significant. Incremental costs associated with three store closings in fiscal 2006 also adversely affected segment profit. The comparison of segment profit and segment margin for fiscal 2006 to fiscal 2005 is also favorably impacted by the inclusion in the fiscal 2005 segment profit of a $3.5 million charge for this division’s share of the cumulative impact of the lease accounting adjustment.

We added a net of 10 Winners stores and 10 HomeSense stores in fiscal 2007, and expanded selling square footage in Canada by 7%. We expect to add a net of 4 Winners and 3 HomeSense stores in fiscal 2008, increasing our total

Canadian store base by 3%, and increasing selling square footage by 3%. The store counts include the Winners and HomeSense portions of this division’s superstores, which either combine a Winners store with a HomeSense store or operates them side-by-side. As of January 27, 2007 we operated 29 of these superstores.

T.K. Maxx:

	Fiscal Year Ended January
U.S. Dollars In Millions	2007	2006	2005

Net sales	$1,864.5	$1,517.1	$1,304.4
Segment profit	109.3	69.2	64.0
Segment profit as a % of net sales	5.9%	4.6%	4.9%
Percent increase (decrease) in same store sales
U.S. currency	13%	(1)%	14%
Local currency	9%	1%	3%
Stores in operation at end of period	210	197	170
Selling square footage at end of period (in thousands)	4,636	4,216	3,491

Net sales in fiscal 2007 for T.K. Maxx, operating in the United Kingdom and Ireland, increased by 23% over fiscal 2006, with approximately one-fifth of this growth due to currency exchange rates. T.K. Maxx had a strong same store sales increase of 9% (in local currency) in fiscal 2007 with growth in both home fashions and most apparel categories. Apparel categories that performed well included dresses, accessories and footwear, while misses sportswear was below the chain average.

Segment profit margin improved to 5.9% of sales for fiscal 2007 compared to 4.6% for fiscal 2006. The 1.3 percentage point improvement was due to merchandise margin, which was up 0.9 percentage points (primarily due to lower markdowns), as well as expense leverage from the 9% same store sales increase. These improvements were partially offset by an increase in occupancy expense due to higher costs for rent, utilities and property taxes and costs associated with store relocations.

Segment profit margin for fiscal 2006 declined 0.3 percentage points to 4.6% of sales. T.K. Maxx had an improved merchandise margin in fiscal 2006, primarily due to lower markdowns. In addition, the comparison of segment profit and segment margin of fiscal 2006 to fiscal 2005 was favorably impacted by the inclusion in the fiscal 2005 segment profit of this division’s share of the cumulative impact of the lease accounting adjustment of $6.5 million. These improvements however, were more than offset by an increase in occupancy expense due to higher cost for rent, utilities and property taxes as well as the de-levering impact of a 1% same store sales increase. Distribution and administrative costs as a percentage of net sales were essentially flat compared to fiscal 2005, despite the low same store sales increase.

We added a net of 13 T.K. Maxx stores in fiscal 2007 and increased the division’s selling square footage by 10%. We plan to open a net of 10 T.K. Maxx stores in fiscal 2008, and expand selling square footage by 7%. Also, we expect to expand into Germany with 5 store openings planned for fiscal 2008.

HomeGoods:

	Fiscal Year Ended January
Dollars In Millions	2007	2006	2005

Net sales	$1,365.1	$1,186.9	$1,012.9
Segment profit	60.9	28.4	18.1
Segment profit as a % of net sales	4.5%	2.4%	1.8%
Percent increase in same store sales	4%	1%	1%
Stores in operation at end of period	270	251	216
Selling square footage at end of period (in thousands)	5,181	4,859	4,159

HomeGoods’ same store sales grew 4% in fiscal 2007, due to strong growth in giftware and home decorative products. Segment profit increased to $60.9 million from $28.4 million, and segment profit margin almost doubled to 4.5% of sales. The increase in segment profit margin resulted primarily from the leverage of expenses across most categories, most notably in distribution center and occupancy expenses. Additionally, merchandise margin increased 0.4 percentage points primarily due to higher markon.

HomeGoods’ same store sales grew 1% in fiscal 2006. Customer transactions and unit sales increased at HomeGoods during fiscal 2006 compared to fiscal 2005, but these increases were partially offset by a decline in the average ticket resulting from planned changes to the merchandise mix. Segment profit increased to $28.4 million from $18.1 million, and segment profit margin increased to 2.4% of sales from 1.8% of sales in the prior year. The increase in segment profit margin resulted primarily from an increase in merchandise margin (lower markdowns partially offset by the impact of higher freight costs), as well as the impact on prior year results of the cumulative lease accounting charge of $2.2 million.

We opened a net of 19 HomeGoods stores in fiscal 2007, an 8% increase, and increased selling square footage of the division by 7%. In fiscal 2008, we plan to add a net of 12 HomeGoods stores and increase selling square footage by 5%.

A.J. Wright:

	Fiscal Year Ended January
Dollars In Millions	2007	2006	2005

Net sales	$601.8	$549.0	$477.9
Segment profit (loss)	(10.3)	(3.2)	(18.8)
Segment profit (loss) as a % of net sales	(1.7)%	(0.6)%	(3.9)%
Percent increase in same store sales	3%	3%	4%
Stores in operation at end of period	129	152	130
Selling square footage at end of period (in thousands)	2,577	3,054	2,606

A.J. Wright’s same store sales increased 3% for fiscal 2007, consistent with the prior year. A.J. Wright’s segment loss for fiscal 2007 increased to $10.3 million compared to $3.2 million for the prior year. This decline is primarily the result of a decrease in merchandise margin (1.2 percentage points) due to markdowns on below-plan sales. During the fourth quarter of fiscal 2007, as part of a plan to reposition this business, we identified 34 underperforming A.J. Wright stores for closing, virtually all of which were closed by fiscal 2007 year end. The cost to close these stores and their historical operating results are presented as discontinued operations as described below. By closing these marginally profitable stores, we reduced the number of advertising markets in which A.J. Wright operates enabling better marketing leverage as well as enabling greater efficiencies in store operations and logistics. The store closings also allow management to focus their attention and resources on the remaining, better performing stores.

A.J. Wright’s same store sales increased 3% for fiscal 2006, compared to a 4% increase in same store sales for fiscal 2005. A.J. Wright’s segment loss for fiscal 2006 was narrowed to $3.2 million from $18.8 million in fiscal 2005. This improvement was driven by improved merchandise margin, primarily the result of lower markdowns in fiscal 2006. The comparison to fiscal 2005 is also impacted by the inclusion of a $1.7 million charge in fiscal 2005 for its share of the lease accounting adjustment. In fiscal 2006, effective expense control also led to a reduction in expenses as a percentage of sales across most expense categories, primarily in advertising and store payroll and benefits. We reduced the number of our new store openings for A.J. Wright in fiscal 2006 and fiscal 2007 as compared to fiscal 2005 as we believed that the pace of store openings in fiscal 2005 may have been too aggressive for this division, placing a strain on operations.

The table above presents A.J. Wright’s operating results from continuing operations. Stores in operation and selling square footage for fiscal 2006 and fiscal 2005 include store counts and square footage for the stores that are part of our discontinued operations. As described earlier, during the fourth quarter of fiscal 2007, we identified 34 underperforming A.J. Wright stores to be closed as part of our plan to reposition this business. In connection with this action, we incurred an after-tax charge of $38 million in the fiscal 2007 fourth quarter. This charge represents costs related to asset impairment, remaining lease liability (net of expected subtenant income), and severance and other costs. We have classified these exit costs, along with operating income or loss related to these stores, as discontinued operations in our financial statements for all periods presented. The operating income or loss for each year represents the operating results from store operations, reduced by an allocation of direct and incremental distribution and administrative costs relating to the closed stores. No interest expense was allocated to the discontinued operations. The following table presents the net sales and segment profit (loss) of the closed stores in operation for the last three fiscal years which have been reclassified to discontinued operations:

Discontinued operations:

	Fiscal Year Ended January
Dollars In Millions	2007	2006	2005

Net sales	$111.8	$102.0	$52.7
Segment profit (loss)	(1.0)	1.0	(0.8)
Closed stores in operation during period	34	33	22

We currently plan to open 5 A. J. Wright stores in fiscal 2008. We continue to believe that A.J. Wright can be a growth vehicle for TJX, with its very sizable target demographic.

Bob’s Stores:

	Fiscal Year Ended January
Dollars In Millions	2007	2006	2005

Net sales	$300.6	$288.5	$290.6
Segment profit (loss)	(17.4)	(28.0)	(18.5)
Segment profit (loss) as a % of net sales	(5.8)%	(9.7)%	(6.4)%
Percent increase in same store sales	2%	N/A	N/A
Stores in operation at end of period	36	35	32
Selling square footage at end of period (in thousands)	1,306	1,276	1,166

Bob’s Stores’ net sales increased 4% for fiscal 2007, compared to a slight decrease last year. Same store sales increased 2% with our expanded women’s casual sportswear departments performing well. Bob’s Stores reduced its segment losses for the fiscal year due to the sales growth combined with significant improvement in merchandise margins. Merchandise margin increases were driven by improved markon, the result of better buying, which more than offset increases in promotional markdowns as we significantly increased the level of promotions in this business.

Net sales for fiscal 2006 were less than the prior year, primarily due to a reduction in the number of promotional advertising circulars. Although merchandise margin improved in fiscal 2006 (due to lower promotional markdowns) the sales decline and incremental operating costs resulted in an increased segment loss for fiscal 2006 as compared to fiscal 2005. Segment loss in fiscal 2006 also includes severance costs of $0.8 million in connection with a reduction in the work force at Bob’s Stores.

For fiscal 2008, we do not plan to open any new stores for this division as we continue to evaluate this business and assess its potential for future growth.

General Corporate Expense:

	Fiscal Year Ended January
Dollars In Millions	2007	2006	2005

General corporate expense	$141.4	$134.1	$111.1

General corporate expense for segment reporting purposes are those costs not specifically related to the operations of our business segments. This item includes the costs of the corporate office, including the compensation and benefits (including stock based compensation) for senior corporate management; payroll and operating costs of the corporate departments of accounting and budgeting, internal audit, compliance, treasury, investor relations, tax, risk management, legal, human resources and systems; and the occupancy and office maintenance costs associated with the corporate staff. In addition, general corporate expense includes the cost of benefits for existing retirees and non-operating costs and other gains and losses not attributable to individual divisions. General corporate expense is included in selling, general and administrative expenses in the consolidated statements of income.

Fiscal 2007 included pre-tax charges of approximately $5 million related to the Computer Intrusion, and approximately $5 million related to the corporate division’s cost of the workforce reduction and other termination benefits, while fiscal 2006 included costs of $9 million associated with executive resignation agreements and $6 million of costs to exit the e- commerce business. The increase in other general corporate expenses in fiscal 2007 over fiscal 2006 also reflected increases in corporate payroll, corporate marketing and consulting costs, charitable contributions, and European expansion costs.

The increase in general corporate expense in fiscal 2006 over fiscal 2005 is primarily due to the costs associated with executive resignation agreements ($9 million) and of exiting the e-commerce business of ($6 million). Both of these items occurred in our third quarter ended October 29, 2005. In addition, general corporate expense for fiscal 2006 includes a charge ($4 million) in connection with an idle leased facility.

Liquidity and Capital Resources

Operating activities:

Net cash provided by operating activities was $1,195.0 million in fiscal 2007, $1,158.0 million in fiscal 2006 and $1,076.8 million in fiscal 2005. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.

Operating cash flows for fiscal 2007 increased by $ 37.0 million driven by an increase in net income (adjusted for depreciation) of $86.4 million. The change in inventory, net of accounts payable, from prior year-end levels was a significant component of operating cash flows. In fiscal 2007, the change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $151.2 million compared to a source of cash of $26.2 million in fiscal 2006. Fiscal 2007 operating cash flows were also reduced by higher income tax payments. These reductions in fiscal 2007 operating cash flows as compared to fiscal 2006 were offset by the favorable cash flow impact of changes in deferred income taxes, accounts receivable and prepaid expenses.

Operating cash flows for fiscal 2006 increased by $ 81.2 million compared to operating cash flows for fiscal 2005. Net income (adjusted for depreciation) for fiscal 2006 increased by approximately $116 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a source of cash of $26.2 million in fiscal 2006 compared to a use of cash of $85.3 million in fiscal 2005. These increases in fiscal 2006 operating cash flow as compared to fiscal 2005 were offset by the unfavorable cash impact of changes in prepaid expenses and deferred taxes.

The variance in operating cash flows attributable to the change in the net inventory position over the last three fiscal years is largely explained by our average per store inventory levels at each year end period. Average per store inventories at January 27, 2007, including inventory on hand at our distribution centers, increased 7% compared to a decrease of 11% at January 28, 2006. This compares to inventories per store at January 29, 2005 that were up 1% compared to the prior year.

Discontinued operations reserve:  We have a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with 34 of our A.J. Wright stores (see Note C to the consolidated financial statements) as well as leases of former TJX businesses. The balance in the reserve and the activity for the last three fiscal years is presented below:

	Fiscal Year Ended
	January 27,	January 28,	January 29,
Amounts in Thousands	2007	2006	2005

Balance at beginning of year	$14,981	$12,365	$17,518
Additions to the reserve charged to net income:
A.J. Wright store closings	61,968	-	-
All other	1,555	8,509	2,254
Charges against the reserve:
Lease related obligations	(1,696)	(6,111)	(7,066)
Fixed asset write-offs	(18,732)	-	-
All other	(399)	218	(341)

Balance at end of year	$57,677	$14,981	$12,365

The exit costs related to 34 of our A.J. Wright stores resulted in an addition to the reserve of $62 million in fiscal 2007. All other additions to the reserve are the result of periodic adjustments to our estimated lease obligations of our former businesses and are offset by income from creditor recoveries of a similar amount. The lease related charges against the reserve during each fiscal year relate primarily to our former businesses. The fixed asset write-offs and other charges against the reserve for fiscal 2007 relate primarily to the 34 A.J. Wright closed stores, virtually all of which were closed at the end of fiscal 2007.

Approximately $43 million of the fiscal 2007 reserve balance relates to the A.J. Wright store closings, primarily our estimation of lease costs, net of estimated subtenant income. The remainder of the reserve reflects our estimation of the cost of claims, updated quarterly, that have been, or we believe are likely to be, made against TJX for liability as an original lessee or guarantor of the leases of former businesses, after mitigation of the number and cost of lease obligations. At January 27, 2007, substantially all the leases of former businesses that were rejected in bankruptcy and for which the landlords asserted liability against TJX had been resolved. The actual net cost of A.J. Wright lease obligations may differ from our original estimate. Although TJX’s actual costs with respect to the lease obligations of former businesses may exceed amounts estimated in our reserve, and TJX may incur costs for leases from these former businesses that were not terminated or had not expired, TJX does not expect to incur any material costs related to these discontinued operations in excess of the amounts estimated. We estimate that the majority of this reserve will be paid in the next three to five years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

We may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, a former TJX business, for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

Potential liabilities in connection with Computer Intrusion

We believe that customer information was stolen in the Computer Intrusion in 2005 and 2006 and that such information most likely primarily relates to transactions at our stores (other than Bob’s Stores) during the periods 2003 through June 2004 and mid-May 2006 through mid-December 2006. See Item 1-Business under the caption “Computer Intrusion”.

During the fourth quarter of fiscal 2007, we recorded a pre-tax charge of approximately $5 million, or $0.01 per share, for costs incurred through the fourth quarter in connection with the Computer Intrusion, which includes costs incurred to investigate and contain the Computer Intrusion, strengthen computer security and systems, and communicate with customers, and for technical, legal and other fees. In addition, various litigation and claims have been (or may be) asserted against us and/or our acquiring banks on behalf of customers (including various putative class actions seeking in the aggregate to represent all customers in the United States, Puerto Rico and Canada whose transaction information was allegedly compromised by the Computer Intrusion), banks and payment card companies seeking damages allegedly arising out of the Computer Intrusion and other related relief (including a putative class action seeking to represent all financial institutions that issued payment cards to our customers used at our stores during the period of the Computer Intrusion) and shareholders. We intend to defend such litigation and claims vigorously, although the outcome of such litigation and claims cannot be predicted. In addition, various governmental agencies are investigating the Computer Intrusion, and we may be subject to fines or other obligations as a result of these investigations. Certain banks have sought, and other banks and payment card companies may seek, either directly against us or through claims against our acquiring banks as to which we may have an indemnity obligation, payment of or reimbursement for fraudulent card charges and operating expenses that they believe they have incurred by reason of the Computer Intrusion, and payment card companies and associations may seek to impose fines by reason of the Computer Intrusion. We do not have sufficient information to reasonably estimate losses that may result from such litigation, claims and investigations. As such, no liability has been recorded as of January 27, 2007. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Such losses could be material to our results of operations and financial condition. Regardless of the outcome, claims, litigation and proceedings of this type are expensive and could require us to devote substantial resources and time to defending them.

Off-balance sheet liabilities:  We have contingent obligations on leases, for which we were a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, we have assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of our former businesses discussed above, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material adverse effect on our financial condition, results of operations or cash flows. We do not generally have sufficient information about these leases to estimate our potential contingent obligations under them, which could be triggered in the event that one or more of the current tenants does not fulfill their obligations related to one or more of these leases.

We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations, not reflected in our reserves, of leases of closed stores of continuing operations, BJ’s Wholesale Club leases discussed above, and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, is approximately $105 million as of January 27, 2007. We believe that most or all of these contingent obligations will not revert to TJX and, to the extent they do, will be resolved for substantially less due to mitigating factors.

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

Investing activities:

Our cash flows for investing activities include capital expenditures for the last two years as set forth in the table below:

	Fiscal Year Ended
	January 27,	January 28,
Dollars in Millions	2007	2006

New stores	$123.0	$171.9
Store renovations and improvements	190.2	267.1
Office and distribution centers	64.8	56.9

Capital expenditures	$378.0	$495.9

We expect that capital expenditures will approximate $500 million for fiscal 2008, which we expect to pay through internally generated funds. This includes $108 million for new stores, $267 million for store renovations, expansions and improvements and $125 million for our office and distribution centers. The planned increase in capital expenditures is attributable to increased spending on renovations and improvements to existing stores, particularly T.J. Maxx, Marshalls and T.K. Maxx, as well as an increase in capital spending for systems enhancements and improvements to the distribution centers.

Financing activities:

Cash flows from financing activities resulted in net cash outflows of $418.0 million in fiscal 2007, $503.7 million in fiscal 2006 and $584.6 million in fiscal 2005. The majority of this outflow relates to our share repurchase program.

We spent $557.2 million in fiscal 2007, $603.7 million in fiscal 2006 and $594.6 million in fiscal 2005 under our stock repurchase programs. We repurchased 22.0 million shares in fiscal 2007, 25.9 million shares in fiscal 2006 and 25.1 million shares in fiscal 2005. All shares repurchased were retired. Through January 27, 2007, under our current $1 billion multi-year stock repurchase program, we had spent $564 million on the repurchase of 22.3 million shares of TJX common stock. As a result of the discovery and investigation of the Computer Intrusion in December 2006, we temporarily suspended our share repurchase activity. In January 2007, our Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to $1 billion of TJX common stock from time to time, which is in addition to the $436 million remaining in the existing plan at fiscal 2007 year end.

In January 2006, Winners entered into a C$235 million (US$204.4) term credit facility, guaranteed by TJX. This credit facility was originally due in January 2009 and has been extended to January 2010. Interest is payable at rates equal to, or less than the Canadian prime rate. Winners entered into an interest rate swap agreement which effectively established a fixed interest rate of approximately 4.5% on this debt. The proceeds were used to fund the repatriation of Winners earnings to TJX as well as other general corporate purposes of this division. Financing activities also included scheduled principal payments on long-term debt of $100 million in fiscal 2006 and $5 million in fiscal 2005. For fiscal 2007, there were no scheduled principal payments on long-term debt.

We declared quarterly dividends on our common stock which totaled $0.28 per share in fiscal 2007, $0.24 per share in fiscal 2006 and $0.18 per share in fiscal 2005. Cash payments for dividends on our common stock totaled $122.9 million in fiscal 2007, $105.3 million in fiscal 2006 and $83.4 million in fiscal 2005. Financing activities also included proceeds of $260.2 in fiscal 2007, $102.4 million in fiscal 2006 and $96.9 million in fiscal 2005 from the exercise of employee stock options.

We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. In fiscal 2007, we amended our $500 million, four-year revolving credit facility and our $500 million, five-year revolving credit facility (initially entered into in fiscal 2006), to extend the maturity dates of these agreements until May 2010 and May 2011, respectively. These credit facilities have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. We also have a commercial paper program pursuant to which we issue commercial paper from time to time. These agreements serve as back up to our commercial paper program. As of January 27, 2007, we had no short-term debt outstanding. The maximum amount of our U.S. short-term borrowings outstanding was $205 million during fiscal 2007, $567 million during fiscal 2006, and $5 million during fiscal 2005. The weighted average interest rate on our U.S. short-term borrowings was 5.35% in fiscal 2007, 3.69% in fiscal 2006 and 2.04% in fiscal 2005.

As of January 27, 2007 and January 28, 2006, Winners had two credit lines, one for C$10 million for operating expenses and one C$10 million letter of credit facility. The maximum amount outstanding under our Canadian credit line for operating expenses was C$3.8 million in fiscal 2007, C$4.6 million in fiscal 2006, and C$6.8 million in fiscal 2005, and there were no amounts outstanding on either of these lines at the end of fiscal 2007 or fiscal 2006. As of January 27, 2007, T.K. Maxx had credit lines totaling £20 million. The maximum amount outstanding in fiscal 2007 was £10.5 million and there were no outstanding borrowings on this credit line at January 27, 2007.

We believe that internally generated funds and our current credit facilities are more than adequate to meet our operating needs for at least the next twelve months. See Note D to the consolidated financial statements for further information regarding our long-term debt and available financing sources.

Contractual obligations:  As of January 27, 2007, we had payment obligations (including current installments) under long-term debt arrangements, leases for property and equipment and purchase obligations that will require cash outflows as follows (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations including estimated interest	$917,027	$25,565	$450,132	$-	$441,330
Operating lease commitments	5,118,104	845,622	1,544,742	1,175,575	1,552,165
Capital lease obligations	34,124	3,726	7,452	7,623	15,323
Purchase obligations	2,037,641	1,946,407	72,912	18,322	-

Total obligations	$8,106,896	$2,821,320	$2,075,238	$1,201,520	$2,008,818

The long-term debt obligations above include estimated interest costs and assume that all holders of the zero coupon convertible subordinated notes exercise their put option in fiscal 2014. If none of the put options are exercised and the notes are not redeemed or converted, the notes will mature in fiscal 2022. The effect of the interest rate swap agreements was estimated based on their values as of January 27, 2007.

The lease commitments in the above table are for minimum rent and do not include costs for insurance, real estate taxes and common area maintenance costs that we are obligated to pay. These costs were approximately one-third of the total minimum rent for the fiscal year ended January 27, 2007.

Our purchase obligations primarily consist of purchase orders for merchandise; purchase orders for capital expenditures, supplies and other operating needs; commitments under contracts for maintenance needs and other services; and commitments under executive employment and other agreements. We excluded long-term agreements for services and operating needs that can be cancelled without penalty.

We also have long-term liabilities which include $120.0 million for employee compensation and benefits, most of which will come due beyond five years, derivative contracts of approximately $100.0 million, the majority of which come due in fiscal 2010, and $142.0 million for accrued rent, the cash flow requirements of which are included in the lease commitments in the above table.

Critical Accounting Policies

TJX must evaluate and select applicable accounting policies. We consider our most critical accounting policies, involving management estimates and judgments, to be those relating to inventory valuation, retirement obligations, casualty insurance, accounting for taxes, reserves for discontinued operations and loss contingencies. We believe that we have selected the most appropriate assumptions in each of the following areas and that the results we would have obtained, had alternative assumptions been selected, would not be materially different from the results we have reported.

Inventory valuation:  We use the retail method for valuing inventory on a first-in first-out basis. Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method is widely used in the retail industry and involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in the inventory valuation when the price of an item is changed. We believe the retail method results in a more conservative inventory valuation than other accounting methods. In addition, as a normal business practice, we have a specific policy as to when markdowns are to be taken, greatly reducing the need for management estimates. Inventory shortage involves estimating a shrinkage rate for interim periods, but is based on a full physical inventory at fiscal year end. Thus, the difference between actual and estimated amounts may cause fluctuations in quarterly results, but is not a factor in full year results. Overall, we believe that the retail method, coupled with our disciplined permanent markdown policy and a full physical inventory taken at each fiscal year end, results in an inventory valuation that is fairly stated. Lastly, many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. Our off-price businesses have historically not entered into such arrangements with our vendors. Bob’s Stores, the value-oriented retailer we acquired in December 2003, does have vendor relationships that provide for recovery of advertising dollars if certain conditions are met. These arrangements may have some impact on Bob’s Stores’ inventory valuation but such amounts are immaterial to our consolidated results.

Retirement obligations:  Retirement costs are accrued over the service life of an employee and represent in the aggregate obligations that will ultimately be settled far in the future and are therefore subject to estimates. We are required to make assumptions regarding variables, such as the discount rate for valuing pension obligations and the long-term rate of return assumed to be earned on pension assets, both of which impact the net periodic pension cost for the period. The discount rate, which we determine annually based on market interest rates, and our estimated long-term rate of return, which can differ considerably from actual returns, are two factors that can have a considerable impact on the annual cost of retirement benefits and the funded status of our qualified pension plan. We have made contributions of $65 million, which exceeded the minimum required, over the last three years to largely restore the funded status of our plan.

Casualty insurance:  TJX’s casualty insurance program requires TJX to estimate the total claims it will incur as a component of its annual insurance cost. The estimated claims are developed, with the assistance of an actuary, based on historical experience and other factors. These estimates involve significant estimates and assumptions and actual results could differ from these estimates. If TJX’s estimate for the claims component of its casualty insurance expense for fiscal 2007 were to change by 10%, the fiscal 2007 pre-tax cost would increase or decrease by approximately $5 million. A large portion of these claims are funded with a non-refundable payment during the policy year, offsetting our estimated claims accrual. The company has a net accrual of $31.4 million for the unfunded portion of its casualty insurance program as of January 27, 2007.

Accounting for taxes:  Like many large corporations, we are regularly under audit by the United States federal, state, local or foreign tax authorities in the areas of income taxes and the remittance of sales and use taxes. In evaluating the potential exposure associated with the various tax filing positions, we accrue charges for possible exposures. Based on the annual evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for possible exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective income tax rate in a given financial period might be materially impacted. The Internal Revenue Service has examined the fiscal years ended January 2000 through January 2003 and several proposed adjustments are under appeal. We also have various state and foreign tax examinations in process.

Reserves for discontinued operations:  As discussed in Note L to the consolidated financial statements and elsewhere in the management’s discussion and analysis, we have reserves established for leases relating to operations discontinued by TJX where TJX was the original lessee or a guarantor and which have been assigned to third parties. These are long-term obligations and the estimated cost to us involves numerous estimates and assumptions as to whether we remain obligated with respect to a particular lease, amounts of subtenant income, how a particular obligation may ultimately be settled and what mitigating factors, including indemnification, may exist. We develop these assumptions based on past experience and by evaluating various probable outcomes and the circumstances surrounding each situation and location. Actual results may differ from these estimates but we believe that our current reserve is a reasonable estimate of the most likely outcome and that the reserve is adequate to cover the ultimate cost we will incur.

Loss Contingencies:  Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to TJX but which will not be resolved until one or more future events occur or fail to occur. TJX’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against TJX or unasserted claims that may result in such proceedings, TJX’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then TJX will disclose the nature of the contingent liability, together with an estimate of the range of the possible loss or a statement that such loss is not estimable.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -An amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date (the measurement provisions); and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. The requirement to recognize the funded status of the plan on the balance sheet is required for the fiscal year ended January 27, 2007 and is reflected in our accompanying financial statements. The adjustment to accumulated other comprehensive income of initially applying the recognition provisions of SFAS No. 158 was a reduction, net of taxes, of $5.6 million. The requirement to measure the plan assets and obligations as of the balance sheet date can be deferred until our fiscal year ending January 2008. The current measurement date of our plans is December 31 and we have elected to defer adopting the measurement provisions until next fiscal year. The impact of applying the measurement provisions of SFAS No. 158 will not have a material impact on our statement of financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. This accounting standard is effective for fiscal years beginning after December 15, 2006 (fiscal 2008 for the Company). Upon adoption, we anticipate an increase to our reserves for uncertain tax positions. We do not expect that the impact will be material to our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe the adoption of SFAS No. 157 will not have a material impact on our results of operations or financial condition.

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

We do not enter into derivatives for speculative or trading purposes.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Notes A and E to the consolidated financial statements, we hedge a significant portion of our net investment in foreign operations; intercompany transactions with these operations; and certain merchandise purchase commitments incurred by these operations; with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures; most of these gains and losses are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 27, 2007, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by TJX. In addition, changes in the gross amount of our borrowings will affect the impact on our future interest expense of future changes in interest rates. We occasionally enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year. As of January 27, 2007, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

Market Risk

The assets of our qualified pension plan, a large portion of which is invested in equity securities, are subject to the risks and uncertainties of the public stock market. We allocate the pension assets in a manner that attempts to minimize and control our exposure to these market uncertainties.

ITEM 8.	Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-34 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2007 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of TJX is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d — 15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, TJX’s principal executive and principal financial officers, or persons performing similar functions, and effected by TJX’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of TJX;
—	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of TJX are being made only in accordance with authorizations of management and directors of TJX; and
—	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of TJX’s assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of TJX’s management, including its Chief Executive Officer and Chief Financial Officer, TJX conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 27, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 27, 2007.

(d) Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm, that audited and reported on our consolidated financial statements contained herein, has audited management’s assessment of our internal control over financial reporting as of January 27, 2007, and has issued an attestation report on management’s assessment of our internal control over financial reporting included herein.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 27, 2007 (the Proxy Statement). The information required by this Item and not given in Item 4A, under the caption “Executive Officers of the Registrant,” will appear under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated in this item by reference.

TJX has a Code of Ethics for TJX Executives governing our Chairman, Vice Chairman, Chief Executive Officer, President, Chief Administrative Officer, Chief Financial Officer, Principal Accounting Officer and other senior operating, financial and legal executives. The Code of Ethics for TJX Executives is designed to ensure integrity in our financial reports and public disclosures. TJX also has a Code of Conduct and Business Ethics for Directors which promotes honest and ethical conduct, compliance with applicable laws, rules and regulations and the avoidance of conflicts of interest. Both of these codes of conduct are published on our website at www.tjx.com. We intend to disclose any future amendments to, or waivers from, the Code of Ethics for TJX Executives or the Code of Business Conduct and Ethics for Directors within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the Securities and Exchange Commission.

ITEM 11.  Executive Compensation

The information required by this Item will appear under the heading “Executive Compensation” in our Proxy Statement, which section is incorporated in this item by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will appear under the heading “Beneficial Ownership” in our Proxy Statement, which section is incorporated in this item by reference.

The following table provides certain information as of January 27, 2007 with respect to our equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to	Weighted-average exercise	Number of securities remaining
	be issued upon exercise	price of outstanding	available for future issuance under
	of outstanding options,	options, warrants and	equity compensation plans (excluding
Plan Category	warrants and rights	rights	securities reflected in column (a))

Equity compensation plans approved by security holders	37,854,133	$20.50	22,175,088
Equity compensation plans not approved by security holders(1)	N/A	N/A	N/A

Total	37,854,133	$20.50	22,175,088

(1)	All equity compensation plans have been approved by shareholders.

For additional information concerning our equity compensation plans, see Note G to our consolidated financial statements, on page F-18.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will appear under the headings “Transactions with Related Persons” and “Corporate Governance” in our Proxy Statement, which sections are incorporated in this item by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by this Item will appear under the heading “Audit Committee Report” in our Proxy Statement, which section is incorporated in this item by reference.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

Schedule II — Valuation and Qualifying Accounts

	Balance	Amounts	Write-Offs	Balance
	Beginning of	Charged to	Against	End of
In Thousands	Period	Net Income	Reserve	Period

Sales Return Reserve:
Fiscal Year Ended January 27, 2007	$14,101	$795,941	$795,860	$14,182

Fiscal Year Ended January 28, 2006	$13,162	$823,357	$822,418	$14,101

Fiscal Year Ended January 29, 2005	$11,596	$825,795	$824,229	$13,162

Discontinued Operations Reserve:
Fiscal Year Ended January 27, 2007	$14,981	$63,523	$20,827	$57,677

Fiscal Year Ended January 28, 2006	$12,365	$8,509	$5,893	$14,981

Fiscal Year Ended January 29, 2005	$17,518	$2,254	$7,407	$12,365

Casualty Insurance Reserve:
Fiscal Year Ended January 27, 2007	$34,707	$54,429	$57,693	$31,443

Fiscal Year Ended January 28, 2006	$26,434	$62,064	$53,791	$34,707

Fiscal Year Ended January 29, 2005	$15,877	$58,045	$47,488	$26,434

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
10.1		4-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 6, 2005. The related Amendment No. 1 to the 4-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2006.

Exhibit
No.	Description of Exhibit

10.2	5-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 6, 2005. The related Amendment No. 1 to the 5-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 17, 2006.
10.3	The Employment Agreement dated as of June 3, 2003 between Edmond J. English and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 26, 2003. The Letter Agreement dated September 13, 2005 between Edmond J. English and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed September 16, 2005.*
10.4	The Employment Agreement dated as of June 6, 2006 between Bernard Cammarata and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed June 9, 2006.*
10.5	The Employment Agreement dated as of April 5, 2005 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on April 7, 2005. The Letter Agreement dated September 7, 2005 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed for the quarter ended October 29, 2005. The Amendment dated as of March 7, 2006 to the Employment Agreement dated as of April 5, 2005 with Donald G. Campbell, as amended, is incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed March 8, 2006. The Letter Agreement dated September 6, 2006 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed September 7, 2006.*
10.6	The Employment Agreement dated as of October 17, 2005 with Carol Meyrowitz is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on October 12, 2005. The Amendment dated as of March 7, 2006 to the Employment Agreement dated as of October 17, 2005 with Carol Meyrowitz, is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed March 8, 2006.*
10.7	The Employment Agreement dated as of April 5, 2005 with Arnold Barron is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2005. The Letter Agreement dated September 7, 2005 with Arnold Barron is incorporated herein by reference to Exhibit 10.6 to the Form 10-Q filed for the quarter ended October 29, 2005. The Letter Agreement dated October 17, 2005 with Arnold Barron is incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed for the quarter ended October 29, 2005. The Amendment dated as of March 7, 2006 to the Employment Agreement dated as of April 5, 2005 with Arnold Barron, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed March 8, 2006.*
10.8	The Employment Agreement dated as of April 5, 2005 with Alexander Smith is incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on April 7, 2005. The Letter Agreement dated September 7, 2005 with Alexander Smith is incorporated herein by reference to Exhibit 10.8 to the Form 10-Q filed for the quarter ended October 29, 2005. The Letter Agreement dated October 17, 2005 with Alexander Smith is incorporated herein by reference to Exhibit 10.10 to the Form 10-Q filed for the quarter ended October 29, 2005. The Amendment dated as of March 7, 2006 to the Employment Agreement dated as of April 5, 2005 with Alexander Smith, as amended, is incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed March 8, 2006.*
10.9	The Employment Agreement dated as of April 5, 2005 with Jeffrey Naylor and the related Amendments dated as of September 7, 2005, March 7, 2006 and September 6, 2006 to the Employment Agreement dated as of April 5, 2005 with Jeffrey Naylor are all filed herewith.*
10.10	The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 26, 1997. *
10.11	The Stock Incentive Plan, as amended and restated through June 1, 2004, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 31, 2004. The related First Amendment to The Stock Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed for the fiscal year ended January 28, 2006. The Stock Incentive Plan, as amended through June 5, 2006, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2006.*
10.12	The Form of a Non-Qualified Stock Option Certificate Granted Under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.13	The Form of a Performance-Based Restricted Stock Award Granted Under Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.14	The Form of a Performance-Based Restricted Stock Award Granted Under Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 17, 2005.*

Exhibit
No.	Description of Exhibit

10.15	Description of Director Compensation Arrangements is incorporated herein by reference to Exhibit 10.15 to the Form 10-K for the fiscal year ended January 28, 2006. Insofar as the description relates to the director deferred share awards, it has been superseded by the Stock Incentive Plan, as amended through June 5, 2006, as referenced in Exhibit 10.11.*
10.16	The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997. The Amendment to The Long Range Performance Incentive Plan adopted on September 7, 2005 is incorporated herein by reference to Exhibit 10.11 to the Form 10-Q filed for the fiscal quarter ended October 29, 2005. *
10.17	The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The related Second Amendment, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The related Third and Fourth Amendments are incorporated herein by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 28, 2006.*
10.18	The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. The 2005 Restatement to the Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended January 28, 2006.*
10.19	The Executive Savings Plan and related Amendments No. 1 and No. 2, effective as of October 1, 1998, are incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the fiscal year ended January 30, 1999. The related Third and Fourth Amendments are incorporated herein by reference to Exhibit 10.19 to the Form 10-K for the fiscal year ended January 28, 2006.*
10.20	The Restoration Agreement and related letter agreement regarding conditional reimbursement dated December 31, 2002 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 25, 2003. *
10.21	The form of Indemnification Agreement between TJX and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *
10.22	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988. *
10.23	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988. *
10.24	The Trust Agreement for Executive Savings Plan dated as of January 1, 2005 between TJX and Wells Fargo Bank, N.A. is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended January 29, 2005. *
10.25	The Distribution Agreement dated as of May 1, 1989 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to TJX’s Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.
10.26	The Indemnification Agreement dated as of April 18, 1997 by and between TJX and BJ’s Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.
21	Subsidiaries:
A list of the Registrant’s subsidiaries is filed herewith.
23	Consents of Independent Registered Public Accounting Firm
The Consent of PricewaterhouseCoopers LLP is filed herewith.
24	Power of Attorney:
The Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

Exhibit
No.	Description of Exhibit

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
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

Dated: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ CAROL MEYROWITZ Carol Meyrowitz, President and Chief Executive Officer and Director	/s/ JEFFREY G. NAYLOR Jeffrey G. Naylor, Senior Executive Vice President and Chief Financial and Administrative Officer

DAVID A. BRANDON* David A. Brandon, Director	JOHN F. O’BRIEN* John F. O’Brien, Director

BERNARD CAMMARATA* Bernard Cammarata, Chairman of the Board	ROBERT F. SHAPIRO* Robert F. Shapiro, Director

GAIL DEEGAN* Gail Deegan, Director	WILLOW B. SHIRE* Willow B. Shire, Director

AMY B. LANE* Amy B. Lane, Director	FLETCHER H. WILEY* Fletcher H. Wiley, Director

RICHARD G. LESSER* Richard G. Lesser, Director

*By	/s/ JEFFREY G. NAYLOR
Jeffrey G. Naylor
as attorney-in-fact

Dated: March 28, 2007

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years Ended January 27, 2007, January 28, 2006 and January 29, 2005
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Statements of Income for the fiscal years ended January 27, 2007, January 28, 2006 and January 29, 2005	F-4
Consolidated Balance Sheets as of January 27, 2007 and January 28, 2006	F-5
Consolidated Statements of Cash Flows for the fiscal years ended January 27, 2007, January 28, 2006 and January 29, 2005	F-6
Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 27, 2007, January 28, 2006 and January 29, 2005	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts	45

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of The TJX Companies, Inc:

We have completed integrated audits of The TJX Companies, Inc.’s 2007 and 2006 consolidated financial statements and of its internal control over financial reporting as of January 27, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries (the “Company”) at January 27, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 27, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note J to the accompanying consolidated financial statements, effective January 27, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of January 27, 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 27, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 27, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 28, 2007

The TJX Companies, Inc.

Consolidated Statements of Income

	Fiscal Year Ended
	January 27,	January 28,	January 29,
Amounts In Thousands Except Per Share Amounts	2007	2006	2005

Net sales	$17,404,637	$15,955,943	$14,860,746

Cost of sales, including buying and occupancy costs	13,213,703	12,214,671	11,357,391
Selling, general and administrative expenses	2,928,520	2,703,271	2,487,804
Interest expense, net	15,566	29,632	25,757

Income from continuing operations before provision for income taxes	1,246,848	1,008,369	989,794
Provision for income taxes	470,092	318,535	379,577

Income from continuing operations	776,756	689,834	610,217
Discontinued operations:
Loss on disposal of discontinued operations, net of income taxes	(38,110)	-	-
Income (loss) of discontinued operations, net of income taxes	(607)	589	(518)

Net income	$738,039	$690,423	$609,699

Basic earnings per share:
Income from continuing operations	$1.71	$1.48	$1.25
(Loss) from discontinued operations, net of income taxes	$(0.08)	$-	$-
Net income	$1.63	$1.48	$1.25
Weighted average common shares — basic	454,044	466,537	488,809

Diluted earnings per share:
Income from continuing operations	$1.63	$1.41	$1.21
(Loss) from discontinued operations, net of income taxes	$(0.08)	$-	$-
Net income	$1.55	$1.41	$1.21
Weighted average common shares — diluted	480,045	491,500	509,661

Cash dividends declared per share	$0.28	$0.24	$0.18

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Balance Sheets

	Fiscal Year Ended
	January 27,	January 28,
In Thousands	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$856,669	$465,649
Accounts receivable, net	115,245	140,747
Merchandise inventories	2,581,969	2,365,861
Prepaid expenses and other current assets	159,105	158,624
Current deferred income taxes, net	35,825	9,246

Total current assets	3,748,813	3,140,127

Property at cost:
Land and buildings	268,056	260,556
Leasehold costs and improvements	1,628,867	1,493,747
Furniture, fixtures and equipment	2,373,117	2,177,614

Total property at cost	4,270,040	3,931,917
Less accumulated depreciation and amortization	2,251,579	1,941,020

Net property at cost	2,018,461	1,990,897

Property under capital lease, net of accumulated amortization of $12,657 and $10,423, respectively	19,915	22,149
Non-current deferred income taxes, net	-	6,395
Other assets	115,613	153,312
Goodwill and tradename, net of amortization	182,898	183,425

TOTAL ASSETS	$6,085,700	$5,496,305

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$1,854	$1,712
Accounts payable	1,372,352	1,313,472
Accrued expenses and other liabilities	1,008,774	936,667

Total current liabilities	2,382,980	2,251,851

Other long-term liabilities	583,047	544,650
Non-current deferred income taxes, net	21,525	-
Obligation under capital lease, less portion due within one year	22,382	24,236
Long-term debt, exclusive of current installments	785,645	782,914
Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 453,649,813 and 460,967,060, respectively	453,650	460,967
Additional paid-in capital	-	-
Accumulated other comprehensive income (loss)	(33,989)	(44,296)
Retained earnings	1,870,460	1,475,983

Total shareholders’ equity	2,290,121	1,892,654

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,085,700	$5,496,305

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	January 27,	January 28,	January 29,
In Thousands	2007	2006	2005

Cash flows from operating activities:
Net income	$738,039	$690,423	$609,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	353,110	314,285	279,059
Loss on property disposals	32,743	10,600	4,908
Amortization of stock compensation expense	69,804	91,190	100,121
Excess tax benefits from stock compensation expense	(3,632)	-	(3,022)
Deferred income tax provision	6,286	(88,245)	22,758
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	26,397	(20,997)	(27,731)
(Increase) in merchandise inventories	(201,413)	(8,772)	(390,655)
(Increase) decrease in prepaid expenses and other current assets	(4,873)	(35,197)	35,912
(Increase) in income taxes recoverable	(18,306)	-	-
Increase in accounts payable	50,165	35,010	305,344
Increase in accrued expenses and other liabilities	170,592	163,362	154,282
Increase (decrease) in income taxes payable	(42,558)	7,903	3,314
Other, net	18,679	(1,543)	(17,180)

Net cash provided by operating activities	1,195,033	1,158,019	1,076,809

Cash flows from investing activities:
Property additions	(378,011)	(495,948)	(429,133)
Proceeds from sale of property	-	9,688	-
Proceeds from repayments on note receivable	700	652	652

Net cash (used in) investing activities	(377,311)	(485,608)	(428,481)

Cash flows from financing activities:
Principal payments on long-term debt	-	(100,000)	(5,002)
Payments on capital lease obligation	(1,712)	(1,580)	(1,460)
Proceeds from sale and issuance of common stock	260,197	102,438	96,861
Proceeds from borrowings of long-term debt	-	204,427	-
Cash payments for repurchase of common stock	(557,234)	(603,739)	(594,580)
Excess tax benefits from stock compensation expense	3,632	-	3,022
Cash dividends paid	(122,927)	(105,251)	(83,418)

Net cash (used in) financing activities	(418,044)	(503,705)	(584,577)

Effect of exchange rate changes on cash	(8,658)	(10,244)	(2,967)

Net increase in cash and cash equivalents	391,020	158,462	60,784
Cash and cash equivalents at beginning of year	465,649	307,187	246,403

Cash and cash equivalents at end of year	$856,669	$465,649	$307,187

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Statements of Shareholders’ Equity

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
In Thousands	Shares	$1	Capital	Income (Loss)	Earnings	Total

Balance, January 31, 2004	499,182	$499,182	$-	$(13,584)	$1,141,455	$1,627,053
Comprehensive income:
Net income	-	-	-	-	609,699	609,699
(Loss) due to foreign currency translation adjustments	-	-	-	(10,681)	-	(10,681)
Gain on net investment hedge contracts	-	-	-	3,759	-	3,759
(Loss) on cash flow hedge contract	-	-	-	(19,652)	-	(19,652)
Amount of cash flow hedge reclassified from other comprehensive income to net income	-	-	-	13,913	-	13,913

Total comprehensive income						597,038
Cash dividends declared on common stock	-	-	-	-	(87,578)	(87,578)
Restricted stock awards granted	220	220	(220)	-	-	-
Amortization of stock compensation expense	-	-	100,121	-	-	100,121
Issuance of common stock under stock incentive plan and related tax effect	6,447	6,447	91,398	-	-	97,845
Common stock repurchased	(25,150)	(25,150)	(191,299)	-	(371,474)	(587,923)

Balance, January 29, 2005	480,699	480,699	-	(26,245)	1,292,102	1,746,556
Comprehensive income:
Net income	-	-	-	-	690,423	690,423
(Loss) due to foreign currency translation adjustments	-	-	-	(32,563)	-	(32,563)
Gain on net investment hedge contracts	-	-	-	14,981	-	14,981
(Loss) on cash flow hedge contracts	-	-	-	(14,307)	-	(14,307)
Amount of cash flow hedge reclassified from other comprehensive income to net income	-	-	-	13,838	-	13,838

Total comprehensive income						672,372
Cash dividends declared on common stock	-	-	-	-	(111,278)	(111,278)
Restricted stock awards granted	377	377	(377)	-	-	-
Amortization of stock compensation expense	-	-	91,190	-	-	91,190
Issuance of common stock under stock incentive plan and related tax effect	5,775	5,775	88,041	-	-	93,816
Common stock repurchased	(25,884)	(25,884)	(178,854)	-	(395,264)	(600,002)

Balance, January 28, 2006	460,967	460,967	-	(44,296)	1,475,983	1,892,654
Comprehensive income:
Net income	-	-	-	-	738,039	738,039
Gain due to foreign currency translation adjustments	-	-	-	20,433	-	20,433
(Loss) on net investment hedge contracts	-	-	-	(5,626)	-	(5,626)
(Loss) on cash flow hedge contracts	-	-	-	(3,950)	-	(3,950)
Amount of cash flow hedge reclassified from other comprehensive income to net income	-	-	-	5,011	-	5,011

Total comprehensive income						753,907
Recognition of unfunded post retirement liabilities	-	-	-	(5,561)	-	(5,561)
Cash dividends declared on common stock	-	-	-	-	(127,024)	(127,024)
Restricted stock awards granted	236	236	(236)	-	-	-
Amortization of stock compensation expense	-	-	69,804	-	-	69,804
Issuance of common stock under stock incentive plan and related tax effect	14,453	14,453	249,122	-	-	263,575
Common stock repurchased	(22,006)	(22,006)	(318,690)	-	(216,538)	(557,234)

Balance, January 27, 2007	453,650	$453,650	$-	$(33,989)	$1,870,460	$2,290,121

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

Fiscal Year:  TJX’s fiscal year ends on the last Saturday in January. The fiscal years ended January 27, 2007 (“fiscal 2007”), January 28, 2006 (“fiscal 2006”) and January 29, 2005 (“fiscal 2005”) each included 52 weeks.

Earnings Per Share:  All earnings per share amounts discussed refer to diluted earnings per share unless otherwise indicated.

Use of Estimates:  The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers the more significant accounting policies that involve management estimates and judgments to be those relating to inventory valuation, retirement obligations, casualty insurance, accounting for taxes, reserves for discontinued operations and loss contingencies. Actual amounts could differ from those estimates.

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

Selling, general and administrative expenses include store payroll and benefit costs; communication costs; credit and check expenses; advertising; administrative and field management payroll, benefits and travel costs; corporate administrative costs and depreciation; gains and losses on non-inventory related foreign currency exchange contracts; and other miscellaneous income and expense items.

Cash and Cash Equivalents:  TJX generally considers highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Our investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks. The fair value of cash equivalents approximates carrying value.

Merchandise Inventories:  Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories on the first-in first-out basis. We almost exclusively utilize a permanent markdown strategy and lower the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in our stores. We accrue for inventory obligations at the time inventory is shipped rather than when received and accepted by TJX. At January 27, 2007 and January 28, 2006, the amount of in-transit inventory included in merchandise inventories on the balance sheet was $346.2 million and $340.6 million, respectively. A comparable amount is reflected in accounts payable.

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

Shares issued under our stock incentive plan are generally issued from authorized but previously unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets to the extent that an asset for the related grant has been created. Any tax benefit greater than the deferred tax asset created at the time of expensing the option is credited to APIC; any deficiency in the tax benefit is debited to APIC to the extent a ‘pool’ for such deficiency exists. In the absence of a pool any deficiency is realized in the related periods’ statements of income through the provision for income taxes. The excess income tax benefits, if any, are included in cash flows from financing activities in the statements of cash flows. The par value of restricted stock awards is also added to common stock when the stock is issued, generally at grant date. The fair value of the restricted stock awards in excess of par value is added to APIC as the award is amortized into earnings over the related vesting period.

Stock-Based Compensation:  TJX adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123(R)) in its fourth quarter reporting period of fiscal 2006. TJX elected the modified retrospective transition method and accordingly all periods presented reflect the impact of adopting SFAS No. 123(R). For purposes of applying the provisions of SFAS No. 123(R), the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. See Note G for a detailed discussion of stock-based compensation.

Interest:  TJX’s interest expense, net was $15.6 million, $29.6 million and $25.8 million in fiscal 2007, 2006 and 2005, respectively. Interest expense is presented net of interest income of $23.6 million, $9.4 million and $7.7 million in fiscal 2007, 2006 and 2005, respectively. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. No interest was capitalized in fiscal 2007, 2006 or 2005. Debt discount and related issue expenses are amortized to interest expense over the lives of the related debt issues or to the first date the holders of the debt may require TJX to repurchase such debt.

Depreciation and Amortization:  For financial reporting purposes, TJX provides for depreciation and amortization of property by the use of the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $347.0 million for fiscal 2007, $307.7 million for fiscal 2006 and $268.0 million for fiscal 2005. Amortization expense for property held under a capital lease was $2.2 million in fiscal 2007, 2006 and 2005. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 3 to 10 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in net income. Pre-opening costs, including rent, are expensed as incurred.

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

This correction resulted in a one-time, cumulative, non-cash charge of $30.7 million on a pre tax basis ($19.3 million net of tax), or $0.04 per share, which we recorded in the fourth quarter of fiscal 2005. The pre-tax cumulative effect of the correction reduced segment profit as follows; Marmaxx $16.8 million, Winners and HomeSense $3.5 million, T.K. Maxx $6.5 million, HomeGoods $2.2 million and A.J. Wright $1.7 million.

Impairment of Long-Lived Assets:  TJX periodically reviews the value of its property and intangible assets in relation to the current and expected operating results of the related business segments in order to assess whether there has been an other than temporary impairment of their carrying values. An impairment exists when the undiscounted cash flow of an asset is less than the carrying cost of that asset. Store-by-store impairment analysis is performed at a minimum on an annual basis in the fourth quarter of a fiscal year.

Goodwill and Tradename:  Goodwill is primarily the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain which is included in the Marmaxx segment in all periods presented. In addition, goodwill includes the excess of cost over the estimated fair market value of the net assets of Winners acquired by TJX in fiscal 1991.

Goodwill, net of amortization, totaled $71.9 million, $72.0 million and $71.8 million as of January 27, 2007, January 28, 2006 and January 29, 2005, respectively, and is considered to have an indefinite life and, accordingly is no longer amortized. Cumulative amortization was $33.0 million as of January 27, 2007, $33.1 million as of January 28, 2006 and $33.0 million at January 29, 2005. Changes in goodwill cost and accumulated amortization are attributable to the effect of exchange rate changes on Winners reported goodwill.

Tradenames include the values assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 when we acquired the Marshalls chain, and to the name “Bob’s Stores” acquired by TJX in December 2003 when we acquired substantially all of the assets of Bob’s Stores. These values were determined by the discounted present value of assumed after-tax royalty payments, offset by a reduction for their pro-rata share of negative goodwill.

The Marshalls tradename, net of accumulated amortization, is carried at a value of $107.7 million, and is considered to have an indefinite life and, accordingly, is no longer amortized. The Bob’s Stores tradename, pursuant to the purchase accounting method, was valued at $4.8 million which is being amortized over 10 years. Amortization expense of $477,000, $477,000 and $483,000 was recognized in fiscal 2007, 2006 and 2005, respectively. Cumulative amortization as of January 27, 2007, January 28, 2006 and January 29, 2005 was $1.5 million, $993,000 and $516,000, respectively.

TJX occasionally acquires other trademarks in connection with private label merchandise. Such trademarks are included in other assets and are amortized to cost of sales, including buying and occupancy costs, over the term of the agreement generally from 7 to 10 years. Amortization expense related to trademarks was $499,000, $492,000 and $492,000 in fiscal 2007, 2006 and 2005, respectively. The Company had $1.7 million, $2.2 million and $2.7 million in trademarks, net of accumulated amortization, at January 27, 2007, January 28, 2006 and January 29, 2005, respectively. Trademarks and the related amortization are included in the related operating segment for which they were acquired.

An impairment analysis is performed for goodwill and tradenames at a minimum on an annual basis in the fourth quarter of a fiscal year. No impairments have been recorded on these assets to date.

Advertising Costs:  TJX expenses advertising costs as incurred. Advertising expense was $244.7 million, $203.0 million and $185.5 million for fiscal 2007, 2006 and 2005, respectively.

Accumulated Other Comprehensive Income (Loss):  TJX’s foreign assets and liabilities are translated at the fiscal year end exchange rate. Activity of the foreign operations that affect the statements of income and cash flows are translated at the average exchange rates prevailing during the fiscal year. The translation adjustments associated with the foreign operations are included in shareholders’ equity as a component of accumulated other comprehensive income. Cumulative foreign currency translation adjustments included in shareholders’ equity amounted to a loss of $3.2 million, net of related tax effect of $15.8 million, as of January 27, 2007; a loss of $23.6 million, net of related tax effect of $17.7 million, as of January 28, 2006; and a gain of $8.9 million, net of related tax effect of $11.0 million, as of January 29, 2005.

TJX enters into financial instruments to manage our cost of borrowing and to manage our exposure to changes in foreign currency exchange rates. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Cumulative gains and losses on derivatives that have hedged our net investment in foreign operations and deferred gains or losses on cash flow hedges that have been recorded in other comprehensive income amounted to a loss of $25.2 million, net of related tax effects of $16.8 million at January 27, 2007; a loss of $20.7 million, net of related tax effects of $13.8 million at January 28, 2006; and a loss of $35.1 million, net of related tax effects of $23.4 million as of January 29, 2005.

The requirement to recognize the funded status of our post retirement benefit plans in accordance with SFAS No. 158 (discussed below) resulted in a loss adjustment to accumulated other comprehensive income of $5.6 million, net of related tax effects of $3.7 million at January 27, 2007. There was no similar adjustment made in fiscal 2006 or 2005.

Loss Contingencies:  TJX records a reserve for loss contingencies when it is both probable that a loss has been incurred and that the amount of the loss is reasonably estimable. TJX reviews pending litigation and other contingencies at least quarterly and adjusts the liability as needed. TJX includes an estimate for related legal costs at the time such costs are both probable and reasonably estimable.

New Accounting Standards:  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date (the measurement provisions); and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. The recognition of the funded status of plans on the balance sheet is required for our fiscal year ended January 27, 2007 and is reflected in these financial statements. The adjustment to accumulated other comprehensive income of initially applying the recognition provisions of SFAS No. 158 was a reduction, net of taxes, of $5.6 million. The impact of adopting SFAS No. 158 on individual line items of the balance sheet as of January 27, 2007 is summarized below:

	Before		After
	application of		application of
Dollars in thousands	SFAS No. 158	Adjustments	SFAS No. 158

Other assets (Funded prepaid pension)	$27,573	$(27,573)	$-
Total assets	6,113,273	(27,573)	6,085,700

Other long-term liabilities (Unfunded pension and postretirement medical liability)	$79,812	$(18,304)	$61,508
Non-current deferred income taxes	25,233	(3,708)	21,525
Total liabilities	3,817,591	(22,012)	3,795,579

Accumulated other comprehensive income	$(28,428)	$(5,561)	$(33,989)
Total shareholders’ equity	2,295,682	(5,561)	2,290,121

The requirement to measure the plan assets and obligations as of the balance sheet date can be deferred until our fiscal year ending January 2008. The current measurement date of our plans is December 31 and we have elected to defer adopting the measurement provisions until next fiscal year. The impact of applying the measurement provisions of SFAS No. 158 will not have a material effect on our statement of financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statement. FIN 48 requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority and if so, recognize the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. This accounting standard is effective for fiscal years beginning after December 15, 2006 (fiscal 2008 for the Company). Upon adoption, we anticipate an increase to our reserves for uncertain tax positions. We do not expect that the impact will be material to our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe the adoption of SFAS No. 157 will not have a material impact on our results of operations or financial condition.

B. Contingency Related to Computer Intrusion

During the fourth quarter of fiscal 2007, TJX discovered that it had suffered an unauthorized intrusion or intrusions into portions of its computer system that process and store information related to credit and debit card, check and unreceipted merchandise return transactions (the intrusion or intrusions, collectively, the “Computer Intrusion”). TJX has been engaged in an ongoing investigation of the Computer Intrusion, and computer security and incident response experts have been engaged to assist in the investigation. TJX believes that customer information was stolen in the Computer Intrusion in 2005 and 2006 and that such information most likely primarily relates to transactions at its stores (other than Bob’s Stores) during the periods 2003 through June 2004 and mid-May2006 through mid-December 2006.

During the fourth quarter of fiscal 2007, we recorded a pre-tax charge of approximately $5 million, or $0.01 per share, for costs incurred through the fourth quarter in connection with the Computer Intrusion, which includes costs incurred to investigate and contain the Computer Intrusion, strengthen computer security and systems, and communicate with customers, and for technical, legal and other fees. In addition, various litigation and claims have been (or may be) asserted against us and/or our acquiring banks on behalf of customers (including various putative class actions seeking in the aggregate to represent all customers in the United States, Puerto Rico and Canada whose transaction information was allegedly compromised by the Computer Intrusion), banks and payment card companies seeking damages allegedly arising out of the Computer Intrusion and other related relief (including a putative class action seeking to represent all financial institutions that issued payment cards to our customers used at our stores during the period of the Computer Intrusion) and shareholders. We intend to defend such litigation and claims vigorously, although the outcome of such litigation and claims cannot be predicted. In addition, various governmental agencies are investigating the Computer Intrusion, and we may be subject to fines or other obligations as a result of these investigations. Certain banks have sought, and other banks and payment card companies may seek, either directly against us or through claims against our acquiring banks as to which we may have an indemnity obligation, payment of or reimbursement for fraudulent card charges and operating expenses that they believe they have incurred by reason of the Computer Intrusion, and payment card companies and associations may seek to impose fines by reason of the Computer Intrusion. We do not have sufficient information to reasonably estimate losses that may result from such litigation, claims and investigations. As such, no liability has been recorded as of January 27, 2007. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Such losses could be material to our results of operations and financial condition.

C. Discontinued Operations — A.J. Wright store closings

During the fourth quarter of fiscal 2007 management developed a plan to close 34 underperforming A.J. Wright stores. The plan was approved by the Executive Committee of the Board of Directors on November 27, 2006, and virtually all of the stores were closed as of the end of fiscal 2007.

In its continuing effort to improve the performance of A.J. Wright, management performed an analysis of its store locations and operating performance. Management’s plan for the store closures was based on several factors, including market demographics and proximity to other A.J. Wright stores, cash return, sales volume and productivity, recent comparable store sales and profit trends and overall market performance. The 34 stores represented approximately 21% of A.J. Wright’s store base, but only 16% of its year-to-date sales and had store profit margins significantly below the average of the A.J. Wright chain.

We recorded fourth quarter pre-tax charges of approximately $62 million in connection with these A.J. Wright store closures. A summary of the estimated charges (in millions) is presented below:

	Non-Cash	Cash	Total

Asset impairments	$20	$-	$20
Lease costs, net of estimated sublease income	-	38	38
Severance and other costs	-	4	4

Total pre-tax charges	$20	$42	$62

Asset impairments relate primarily to store fixtures and leasehold improvements. Lease costs include assumptions about the timing and amount of subtenant income and other expenses and actual results may cause the lease costs to vary from the above estimate.

The above charges do not include the cash impact of $24 million of estimated income tax benefits, which generally will be realized when lease and severance obligations are paid or assets are sold or otherwise disposed of. The after-tax cost of the store closings of $38.1 million, or $0.08 per share, was recorded as a loss on disposal of discontinued operations in our fourth quarter and fiscal year ending January 27, 2007.

In addition to the above charges, we classified the operating income (loss) of the 34 closed stores for the current fiscal year, as well as all prior periods, as a component of discontinued operations. The operating income or loss for each year equals the operating results from store operations, reduced by an allocation of direct and incremental distribution and administrative costs relating to the closed stores. No interest expense was allocated to the discontinued operations. The following table presents the net sales and segment profit (loss) of the closed A.J. Wright stores for the last three fiscal years which have been reclassified to discontinued operations:

Discontinued operations:

	Fiscal Year Ended January
Dollars in millions	2007	2006	2005

Net sales	$111.8	$102.0	$52.7
Segment profit (loss)	(1.0)	1.0	(0.8)
Closed stores in operation during period	34	33	22

D. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of January 27, 2007 and January 28, 2006. All amounts are net of unamortized debt discounts. Capital lease obligations are separately presented in Note F.

	January 27,	January 28,
In Thousands	2007	2006

General corporate debt:
7.45% unsecured notes, maturing December 15, 2009 (effective interest rate of 7.50% after reduction of unamortized debt discount of $183 and $247 in fiscal 2007 and 2006, respectively)	$199,817	$199,753
Market value adjustment to debt hedged with interest rate swap	(4,370)	(4,574)
C$235 term credit facility due January 11, 2010 (interest rate Canadian Dollar Banker’s Acceptance rate plus 0.35%)	199,186	204,427

Total general corporate debt	394,633	399,606

Subordinated debt:
Zero coupon convertible subordinated notes due February 13, 2021 (net of reduction of unamortized debt discount of $126,485 and $134,189 in fiscal 2007 and 2006, respectively)	391,012	383,308

Total subordinated debt	391,012	383,308

Long-term debt, exclusive of current installments	$785,645	$782,914

The aggregate maturities of long-term debt, exclusive of current installments at January 27, 2007 are as follows:

Long
Term
In Thousands	Debt

Fiscal Year
2009	$-
2010	399,003
2011	-
2012	-
Later years	391,012
Deferred (loss) on settlement of interest rate swap and fair value adjustments on hedged debt, net	(4,370)

Aggregate maturities of long-term debt, exclusive of current installments	$785,645

The above maturity table assumes that all holders of the zero coupon convertible subordinated notes exercise their put options in fiscal 2014. Any of the notes on which put options are not exercised, redeemed or converted will mature in fiscal 2022.

In January 2006, we entered into a C$235.0 million term credit facility (through our Canadian division, Winners) due in January, 2010. This debt is guaranteed by TJX. Interest is payable on borrowings under this facility at rates equal to or less than Canadian prime rate. The variable rate on this note was 4.34% at January 27, 2007. The proceeds were used to fund the repatriation of earnings from our Canadian division as well as other general corporate purposes of this division.

In February 2001, TJX issued $517.5 million zero coupon convertible subordinated notes due in February 2021 and raised gross proceeds of $347.6 million. The issue price of the notes represented a yield to maturity of 2% per year. Due to the first put option on February 13, 2002, we amortized the debt discount assuming a 1.5% yield for fiscal 2002. The notes are subordinated to all existing and future senior indebtedness of TJX. The notes are convertible into 16.9 million shares of common stock of TJX if the sale price of our common stock reaches specified thresholds, if the credit rating of the notes is below investment grade, if the notes are called for redemption or if certain specified corporate transactions occur (see Note H). Each holder of the notes has the right to require us to purchase the notes on February 13, 2013 at original purchase price plus accrued original issue discount for a total of $441.3 million for all notes. We may pay the purchase price in cash, TJX stock or a combination of the two. If the holders exercise their put options, we expect to fund the payment with cash, financing from our short-term credit facility, new long-term borrowings or a combination thereof. There were two notes put to TJX on February 13, 2007 and three on February 13, 2004. In addition, if a change in control of TJX occurs on or before February 13, 2013, each holder may require TJX to purchase for cash all or a portion of such holder’s notes. We may redeem for cash all, or a portion of, the notes at any time on or after February 13, 2007 for the original purchase price plus accrued original issue discount.

The fair value of our general corporate debt, including current installments, is estimated by obtaining market value quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of our zero coupon convertible subordinated notes is estimated by obtaining market quotes. The fair value of general corporate debt, including current installments, at January 27, 2007 is $405.7 million versus a carrying value of $394.6 million. The fair value of the zero coupon convertible subordinated notes, as of January 27, 2007, is $503.9 million versus a carrying value of $391.0 million. These estimates do not necessarily reflect certain provisions or restrictions in the various debt agreements which might affect our ability to settle these obligations.

In fiscal 2007, we amended our $500 million four-year revolving credit facility and our $500 million five-year revolving credit facility (initially entered into in fiscal 2006) to extend the maturity dates of these agreements until May 2010 and May 2011, respectively. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. We also have a commercial paper program pursuant to which we issue commercial paper from time to time. The revolving credit facilities are used as backup to our commercial paper program. As of January 27, 2007 there were no outstanding amounts under our credit facilities. The maximum amount of our U.S. short-term borrowings outstanding was $204.5 million during fiscal 2007, $566.5 million during fiscal 2006 and $5.0 million during fiscal 2005. The weighted average interest rate on our U.S. short-term borrowings was 5.35% in fiscal 2007, 3.69% in fiscal 2006 and 2.04% in fiscal 2005.

As of January 27, 2007 and January 28, 2006 Winners had two credit lines, one for C$10 million for operating expenses and one C$10 million letter of credit facility. The maximum amount outstanding under our Canadian credit line for operating expenses was C$3.8 million in fiscal 2007, C$4.6 million in fiscal 2006 and C$6.8 million in fiscal 2005 and there were no amounts outstanding on either of these lines at the end of fiscal 2007 or fiscal 2006. As of January 27, 2007, T.K. Maxx had credit lines totaling £20 million. The maximum amount outstanding in fiscal 2007 was £10.5 million and there were no outstanding borrowings on this credit line at January 27, 2007.

E. Financial Instruments

TJX enters into financial instruments to manage our cost of borrowing and to manage our exposure to changes in foreign currency exchange rates.

Interest Rate Contracts:  In December 1999, prior to the issuance of the $200 million ten-year notes, TJX entered into a rate-lock agreement to hedge the underlying treasury rate of notes. The cost of this agreement is being amortized to interest expense over the term of the notes and results in an effective fixed rate of 7.60% on these notes. During fiscal 2004, TJX entered into interest rate swaps on $100 million of the $200 million ten-year notes effectively converting the interest on that portion of the unsecured notes from fixed to a floating rate of interest indexed to the six-month LIBOR rate. The maturity dates of the interest rate swaps is the same as the maturity date of the underlying debt. Under these swaps, TJX pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair value hedges of the underlying debt. The fair value of the contracts, excluding the net interest accrual, amounted to a liability of $4.4 million, $4.6 million and $2.9 million as of January 27, 2007, January 28, 2006 and January 29, 2005, respectively. The valuation of the swaps results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $4.4 million in fiscal 2007, $4.6 million in fiscal 2006 and $2.9 million in fiscal 2005. The average effective interest rate, on the $100 million of the 7.45% unsecured notes to which the swaps apply, was approximately 9.42% in fiscal 2007, 8.30% in fiscal 2006 and 6.45% in fiscal 2005.

During fiscal 2006, concurrent with the issuance of the C$235 million three-year note, TJX entered an interest rate swap on the principal amount of the note converting the interest on the note from floating to a fixed rate of interest at approximately 4.136%. The maturity date of the interest rate swap is January 2009, one year before the maturity date of the underlying debt. Under this swap, TJX pays a specified fixed interest rate and receives the floating rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as an adjustment to the interest expense accrued on the floating-rate debt. The interest rate swap is designated as cash flow hedge of the underlying debt. The fair value of the contract, excluding the net interest accrual, amounted to an asset of $699,000 (C$825,000) as of January 27, 2007 and an asset of $95,000 (C$110,000) at January 28, 2006. The valuation of the swap results in an offsetting adjustment to other comprehensive income. The average effective interest rate on the note to which the swap applies was approximately 4.48% in fiscal 2007.

Foreign Currency Contracts:  TJX enters into forward foreign currency exchange contracts to obtain economic hedges on firm U.S. dollar and Euro merchandise purchase commitments made by its foreign subsidiaries, T. K. Maxx (United Kingdom) and Winners (Canada). These commitments are typically six months or less in duration. The contracts outstanding at January 27, 2007 covered certain commitments for the first quarter of fiscal 2008. TJX elected not to apply hedge accounting rules to these contracts. The change in the fair value of these contracts resulted in income of $1.2 million in fiscal 2007, expense of $2.5 million in fiscal 2006 and income of $1.8 million in fiscal 2005. TJX also enters into forward foreign currency exchange contracts to obtain economic hedges on certain foreign intercompany payables, primarily license fees, for which we elect not to apply hedge accounting rules. There were no such contracts outstanding at January 27, 2007. The change in fair value of these contracts resulted in expense of $54,000 in fiscal 2006 and income of $1.9 million in fiscal 2005. The gain or loss on these contracts is ultimately offset by a similar gain or loss on the underlying item being hedged.

TJX also enters into foreign currency forward and swap contracts in both Canadian dollars and British pound sterling and accounts for them as either a hedge of the net investment in and between our foreign subsidiaries or as a cash flow hedge of certain long-term intercompany debt. We apply hedge accounting to these hedge contracts of our investment in foreign operations, and changes in fair value of these contracts, as well as gains and losses upon settlement, are recorded in accumulated other comprehensive income, offsetting changes in the cumulative foreign translation adjustments of our foreign divisions. The change in fair value of the contracts designated as a hedge of our investment in foreign operations resulted in a loss of $5.6 million, net of income taxes, in fiscal 2007, a gain of $15.0 million, net of income taxes, in fiscal 2006, and a gain of $3.8 million, net of income taxes, in fiscal 2005. The change in the cumulative foreign currency translation adjustment resulted in a gain of $20.4 million, net of income taxes, in fiscal 2007, a loss of $32.6 million, net of income taxes, in fiscal 2006, and a loss of $10.7 million, net of income taxes, in fiscal 2005. Amounts included in other comprehensive income relating to cash flow hedges are reclassified to earnings as the currency exposure on the underlying intercompany debt impacts earnings. The net loss recognized in fiscal 2007 related to cash flow contracts was $5.0 million, net of income taxes. This amount was offset by a non-taxable gain of $4.6 million, related to the underlying exposure. The net loss recognized in fiscal 2006 related to cash flow contracts was $13.8 million, net of income taxes. This amount was offset by a non-taxable gain of $22.5 million, related to the underlying exposure. The net loss recognized in fiscal 2005 related to cash flow contracts and related underlying activity was $13.9 million, net of income taxes. This amount was offset by a gain of $11.9 million, net of income taxes, related to the underlying exposure. On July 20, 2006 TJX determined that the C$355 million intercompany loan, due from Winners to TJX, would not be payable in the foreseeable future due to the capital and cash flow needs of Winners. As a result, the intercompany loan and the related currency swap were re-designated as a net investment in a foreign operation. Accordingly, future foreign currency gains or losses on the intercompany loan and gains or losses on the related currency swap, to the extent effective, will be recorded in other comprehensive income. The ineffective portion of the currency swap resulted in a pre-tax charge to the income statement of $2.9 million in fiscal 2007.

TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in the statements of income and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in the statement of income. The net impact on the income statement of hedging activity related to these intercompany payables was immaterial in fiscal 2007, income of $318,000 in fiscal 2006 and expense of $2.2 million in fiscal 2005.

The value of foreign currency exchange contracts relating to inventory commitments is reported in current earnings as a component of cost of sales, including buying and occupancy costs. The income statement impact of all other derivative contracts and underlying exposures is reported as a component of selling, general and administrative expenses.

Following is a summary of TJX’s derivative financial instruments and related fair values, outstanding at January 27, 2007:

					Blended Contract	Fair Value Asset
In Thousands	Pay		Receive		Rate	(Liability)

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000		LIBOR + 4.17%		7.45%	N/A	US$	(2,825)
Interest rate swap fixed to floating on notional of $50,000		LIBOR + 3.42%		7.45%	N/A	US$	(1,776)
Intercompany balances, primarily short-term	C$	128,207	US$	108,942	0.8497	US$	(331)
debt and related interest		£702	US$	1,260	1.7949	US$	115
Cash flow hedge:
Interest rate swap floating to fixed on notional of C$235,000		4.136%	CAD	BA %	N/A	US$	718
Net investment hedges:
Net investment in and between foreign operations	C$	550,204	US$	393,151	0.7146	US$	(93,412)
		£170,000	C$	407,362	2.3962	US$	17,238
Hedge accounting not elected:
Merchandise purchase commitments	C$	26,166	US$	22,700	0.8675	US$	512
	C$	464		€305	0.6573	US$	-
		£10,785	US$	21,000	1.9471	US$	(128)
		£18,084		€27,000	1.4930	US$	(482)

						US$	(80,371)

The fair value of the derivatives is classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Following are the balance sheet classifications of the fair value of our derivatives:

	January 27,	January 28,
In Thousands	2007	2006

Current assets	$2,798	$1,328
Non-current assets	16,688	33,081
Current liabilities	(3,382)	(16,527)
Non-current liabilities	(96,475)	(97,930)

Net fair value asset (liability)	$(80,371)	$(80,048)

TJX’s forward foreign currency exchange and swap contracts require us to make payments of certain foreign currencies or U.S. dollars for receipt of Canadian dollars, U.S. dollars or Euros. All of these contracts, except the contracts relating to our investment in our foreign operations, mature during fiscal 2008. The British pound sterling investment hedges have maturities from fiscal 2008 to fiscal 2009, the Canadian dollar investment hedge contracts and interest rate swap contracts have maturities from fiscal 2008 to fiscal 2010.

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

F. Commitments

TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of our leases are store operating leases with a ten-year initial term and options to extend for one or more five-year periods. Certain Marshalls leases, acquired in fiscal 1996, had remaining terms ranging up to twenty-five years.

Leases for T.K. Maxx are generally for fifteen to twenty-five years with ten-year kick-out options. Many of the leases contain escalation clauses and early termination penalties. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales which aggregated to approximately one-third of the total minimum rent for the fiscal year ended January 27, 2007 and January 28, 2006, respectively.

Following is a schedule of future minimum lease payments for continuing operations as of January 27, 2007:

	Capital	Operating
In Thousands	Lease	Leases

Fiscal Year
2008	$3,726	$845,622
2009	3,726	811,231
2010	3,726	733,511
2011	3,726	637,573
2012	3,897	538,002
Later years	15,323	1,552,165

Total future minimum lease payments	34,124	$5,118,104

Less amount representing interest	9,888

Net present value of minimum capital lease payments	$24,236

The capital lease commitment relates to a 283,000-square-foot addition to TJX’s home office facility. Rental payments commenced June 1, 2001, and we recognized a capital lease asset and related obligation equal to the present value of the lease payments of $32.6 million.

Rental expense under operating leases for continuing operations amounted to $837.6 million, $774.9 million, and $713.3 million for fiscal 2007, 2006 and 2005, respectively. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $9.0 million, $7.1 million, and $6.9 million in fiscal 2007, 2006 and 2005, respectively; and sublease income was $3.0 million in fiscal 2007, 2006 and 2005. The total net present value of TJX’s minimum operating lease obligations approximates $4,141 million as of January 27, 2007.

TJX had outstanding letters of credit totaling $43.8 million as of January 27, 2007 and $39.9 million as of January 28, 2006. Letters of credit are issued by TJX primarily for the purchase of inventory.

G. Stock Compensation Plans

In November 2005, we adopted SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.”

We adopted SFAS No. 123(R) using the “modified retrospective” method. The modified retrospective method requires that compensation cost be recognized beginning with the effective date of SFAS No. 123 (January 1, 1995) (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

When the tax deduction exceeds the compensation cost resulting from the exercise of options, a tax benefit is created. Prior to the adoption of SFAS No. 123(R), we presented all such tax benefits as operating cash flows on our Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from such tax benefits be classified as financing cash flows. Accordingly $3.6 million of operating cash inflows in fiscal 2007 and $3.0 million of operating cash inflows in fiscal 2005 have been reclassified to cash inflows from financing activity. There were no such excess tax benefits in fiscal 2006.

The total compensation cost related to stock based compensation was $45.1 million net of income taxes of $24.7 million in fiscal 2007, $58.9 million net of income taxes of $32.3 million in fiscal 2006, and $60.1 million, net of income taxes of $40.0 million in fiscal 2005.

As of January 27, 2007, there was $82.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested in fiscal 2007 was $75.7 million.

TJX has a stock incentive plan under which options and other stock awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all stock compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, provides for the issuance of up to 145.3 million shares with 22.2 million shares available for future grants as of January 27, 2007. TJX issues shares from previously authorized but unissued common stock. On December 6, 2005, the Board of Directors of TJX determined that beginning in fiscal 2007, non-employee directors would no longer be awarded stock option grants under the Stock Incentive Plan, and the plan was amended to eliminate such awards.

Under the Stock Incentive Plan, TJX has granted options for the purchase of common stock, generally within ten years from the grant date at option prices of 100% of market price on the grant date. Most options outstanding vest over a three-year period starting one year after the grant, and are exercisable in their entirety three years after the grant date. Options granted to directors, prior to the amendment eliminating such awards, became fully exercisable one year after the date of grant.

For purposes of applying the provisions of SFAS No. 123 and SFAS No. 123(R), the fair value of each option granted during fiscal 2007, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	January 27,	January 28,	January 29,
In Thousands	2007	2006	2005

Risk free interest rate	4.75%	3.91%	3.36%
Dividend yield	1.1%	1.0%	0.8%
Expected volatility factor	32.0%	33.0%	35.0%
Expected option life in years	4.5	4.5	4.5
Weighted average fair value of options issued	$8.35	$6.60	$6.96

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

Stock Options Pursuant to the Stock Incentive Plan: A summary of the status of TJX’s stock options and related Weighted Average Exercise Prices (“WAEP”) is presented below (shares in thousands):

	Fiscal Year Ended
	January 27, 2007		January 28, 2006		January 29, 2005
	Options	WAEP	Options	WAEP	Options	WAEP

Outstanding at beginning of year	47,902	$18.97	48,558	$18.44	43,539	$16.97
Granted	5,788	27.03	7,003	21.44	12,828	21.76
Exercised	(14,524)	17.92	(6,010)	17.04	(6,534)	14.83
Forfeitures	(1,312)	21.93	(1,649)	20.97	(1,275)	20.06

Outstanding at end of year	37,854	$20.50	47,902	$18.97	48,558	$18.44

Options exercisable at end of year	24,848	$18.69	30,457	$17.61	25,017	$16.04

The total intrinsic value of options exercised was $131.6 million in fiscal 2007, $37.5 million in fiscal 2006 and $59.7 million in fiscal 2005.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at January 27, 2007. Options outstanding expected to vest represents total unvested options of 13.0 million adjusted for anticipated forfeitures.

			Weighted	Weighted
		Aggregate	Average	Average
		Intrinsic	Remaining	Exercise
Amounts in Thousands Except Years and Per Share Amounts	Shares	Value	Contract Life	Price

Options outstanding expected to vest	12,186	$68,703	8.8 years	$23.86
Options exercisable	24,848	$268,553	5.9 years	$18.69

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

A combined total of 236,000 shares, 377,000 shares and 220,000 shares for restricted and performance-based awards were issued in fiscal 2007, 2006 and 2005, respectively. 7,125 and 18,750 shares were forfeited during fiscal 2007 and 2006, respectively. No shares were forfeited during fiscal 2005. The weighted average market value per share of these stock awards at grant date was $27.16 for fiscal 2007, $21.14 for fiscal 2006 and $22.37 for fiscal 2005.

A summary of the status of our nonvested restricted stock and changes during the period ended January 27, 2007 is presented below (shares in thousands):

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value

Nonvested at beginning of year	612	$21.41
Granted	236	27.16
Vested	(229)	21.34
Forfeited	(7)	23.09

Nonvested at end of year	612	$23.64

In November 2005, we issued a market based deferred share award to our acting chief executive officer which is indexed to our stock price for the sixty-day period beginning February 22, 2007 (“measurement period”) whereby the executive can earn up to 94,000 shares of TJX stock. The weighted average grant date fair value of this award was $9.90 per share.

TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. The outside directors are awarded two annual deferred share awards, each representing shares of TJX common stock valued at $50,000. One award vests immediately and is payable with accumulated dividends in stock at the earlier of separation from service as a director or change of control. The second award vests based on service as a director until the annual meeting next following the award and is payable with accumulated dividends in stock at vesting date, unless an irrevocable advance election is made whereby it is payable at the same time as the first award. As of the end of fiscal 2007, a total of 109,094 deferred shares had been granted under the plan. Actual shares will be issued at termination of service or a change of control.

H. Capital Stock and Earnings Per Share

Capital Stock:  During fiscal 2005, we completed a $1 billion stock repurchase program begun in fiscal 2003 and initiated another multi-year $1 billion stock repurchase program. This repurchase program was completed in January 2006. In October 2005, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to an additional $1 billion of common stock. We had cash expenditures under our repurchase programs of $557.2 million, $603.7 million and $594.6 million in fiscal 2007, 2006 and 2005, respectively, funded primarily by cash generated from operations. The total common shares repurchased amounted to 22.0 million shares in fiscal 2007, 25.9 million shares in fiscal 2006 and 25.1 million shares in fiscal 2005. As of January 27, 2007, we have repurchased 22.3 million shares of our common stock at a cost of $563.8 million under the current $1 billion stock repurchase program. All shares repurchased under our stock repurchase programs have been retired. In January 2007, our Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to $1 billion of TJX common stock from time to time, which is in addition to the $436.2 million remaining under our existing $1 billion authorization at January 27, 2007.

TJX has authorization to issue up to 5 million shares of preferred stock, par value $1. There was no preferred stock issued or outstanding at January 27, 2007.

Earnings Per Share:  In October 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus that EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” would be effective for reporting periods ending after December 15, 2004. This accounting pronouncement affects the company’s treatment for earnings per share purposes of its $517.5 million zero coupon convertible subordinated notes issued in February 2001. The notes are convertible into 16.9 million shares of TJX common stock if the sale price of our stock reaches certain levels or other contingencies are met. Prior to this reporting period, the 16.9 million shares were excluded from the diluted earnings per share calculation because criteria for conversion had not been met. EITF Issue No. 04-08 requires that shares associated with contingently convertible debt be included in diluted earnings per share computations regardless of whether contingent conversion conditions have been met. EITF Issue No. 04-08 also requires that diluted earnings per share for all prior periods be adjusted to reflect this change. As a result, diluted earnings per share for all periods presented reflect the assumed conversion of our convertible subordinated notes.

The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

	January 27,	January 28,	January 29,
Amounts in Thousands Except Per Share Amounts	2007	2006	2005

Basic earnings per share:
Income from continuing operations	$776,756	$689,834	$610,217

Weighted average common stock outstanding for basic earnings per share calculation	454,044	466,537	488,809
Basic earnings per share	$1.71	$1.48	$1.25
Diluted earnings per share:
Income from continuing operations	$776,756	$689,834	$610,217
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	4,623	4,532	4,482

Income from continuing operations used for diluted earnings per share calculation	$781,379	$694,366	$614,699

Weighted average common stock outstanding for basic earnings per share calculation	454,044	466,537	488,809
Assumed conversion / exercise of:
Convertible subordinated notes	16,905	16,905	16,905
Stock options and awards	9,096	8,058	3,947

Weighted average common stock outstanding for diluted earnings per share calculation	480,045	491,500	509,661

Diluted earnings per share	$1.63	$1.41	$1.21

The weighted average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options, the exercise price of which is in excess of the related fiscal year’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 5.7 million and 190,800 such options excluded as of January 27, 2007 and January 28, 2006, respectively. No such options were excluded as of January 29, 2005.

I. Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
	January 27,	January 28,	January 29,
Amounts in Thousands	2007	2006	2005

Current:
Federal	$323,821	$317,404	$276,527
State	57,055	41,962	64,972
Foreign	60,149	47,582	15,320
Deferred:
Federal	27,373	(84,771)	18,374
State	13	(420)	(4,581)
Foreign	1,681	(3,222)	8,965

Provision for income taxes	$470,092	$318,535	$379,577

TJX had net deferred tax (liabilities) as follows:

	Fiscal Year Ended
	January 27,	January 28,
Amounts in Thousands	2007	2006

Deferred tax assets
Foreign tax credit carryforward	$5,493	$-
Reserve for discontinued operations	24,078	5,445
Pension, stock compensation, postretirement and employee benefits	164,463	160,911
Leases	38,539	37,044
Other	66,156	61,853

Total deferred tax assets	$298,729	$265,253

Deferred tax liabilities:
Property, plant and equipment	$151,632	$157,785
Safe harbor leases	8,718	9,820
Tradename	41,101	40,950
Undistributed foreign earnings	42,199	-
Other	40,779	41,057

Total deferred tax liabilities	284,429	249,612

Net deferred tax asset:	$14,300	$15,641

The fiscal 2007 total net deferred tax asset is presented on the balance sheet as a current asset of $35.8 million and a non-current liability of $21.5 million. For fiscal 2006, the net deferred tax asset is presented on the balance sheet as a current asset of $9.2 million and a non-current asset of $6.4 million. TJX has provided for deferred U.S. taxes on all undistributed earnings from its Canadian subsidiary through January 27, 2007. All earnings of TJX’s other foreign subsidiaries are indefinitely reinvested and no deferred taxes have been provided on those earnings. The net deferred tax asset summarized above includes deferred taxes relating to temporary differences at our foreign operations and amounted to $26.6 million net liability as of January 27, 2007 and $22.1 million net liability as of January 28, 2006.

Tax legislation enacted in 2004 allowed companies to repatriate the undistributed earnings of its foreign operations in fiscal 2006 at an effective U.S. federal income tax rate of 5.25%. TJX recognized a one-time tax benefit of $47 million, or $0.10 per share, from the repatriation of U.S. $259.5 million of Canadian earnings during the fourth quarter of fiscal 2006. In addition, during the fourth quarter of fiscal 2006, TJX corrected its accounting for the tax impact of foreign currency gains on certain intercompany loans. We had previously established a deferred tax liability on these gains, which are not taxable. The impact of correcting the tax treatment of these gains resulted in a tax benefit of $22 million. The cumulative impact of this adjustment through the end of the third quarter of fiscal 2006 was $18.2 million, all of which was recorded in the fourth quarter of fiscal 2006. Of the $18.2 million, $10.1 million related to fiscal 2005.

TJX’s HomeGoods subsidiary has a net operating loss carryforward related to Puerto Rico of approximately $1.1 million that may be applied against future taxable income of its HomeGoods operations in Puerto Rico. The future tax benefit of this loss carryforward, which expires in fiscal 2014, has not been recognized. In fiscal 2006, TJX utilized a United Kingdom net operating loss carryforward of approximately $2.4 million. As of January 27, 2007 and January 28, 2006, there was no United Kingdom net operating loss carryforward.

TJX’s worldwide effective income tax rate was 37.7% for fiscal 2007, 31.6% for fiscal 2006 and 38.3% for fiscal 2005. The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	January 27,	January 28,	January 29,
	2007	2006	2005

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	4.0	3.9	4.3
Impact of foreign operations	(0.4)	0.5	(0.4)
Impact of repatriation of foreign earnings	-	(4.7)	-
Impact of tax free currency gains on intercompany loans, including correction of deferred tax liability	(0.2)	(2.1)	-
All other	(0.7)	(1.0)	(0.6)

Worldwide effective income tax rate	37.7%	31.6%	38.3%

J. Pension Plans and Other Retirement Benefits

Pension:  TJX has a funded defined benefit retirement plan covering the majority of its full-time U.S. employees. Employees who have attained twenty-one years of age and have completed one year of service are covered under the plan. No employee contributions are required and benefits are based on compensation earned in each year of service. New employees after February 1, 2006 do not participate in this plan but are eligible to receive enhanced employer contributions to their 401(k) plans. This plan amendment did not have an impact on fiscal 2007 pension expense, but is expected to result in savings in future years. Our funded defined benefit retirement plan assets are invested primarily in stock and bonds of U.S. corporations excluding TJX, as well as various investment funds. We also have an unfunded supplemental retirement plan which covers key employees of the Company and provides for certain employees additional retirement benefits based on average compensation.

Presented below is financial information relating to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the fiscal years indicated. The valuation date for both plans is as of December 31 prior to the fiscal year end date:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended
	January 27,	January 28,	January 27,	January 28,
Dollars in Thousands	2007	2006	2007	2006

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$407,235	$340,111	$55,870	$51,041
Service cost	37,528	33,616	1,043	1,015
Interest cost	21,982	19,756	2,929	2,883
Actuarial (gains) losses	(38,471)	21,439	408	3,744
Liability transferred from Unfunded Plan	-	835	-	(835)
Settlements		-	(6,131)	-
Special termination benefits	664	-	247	-
Benefits paid	(9,565)	(7,321)	(1,257)	(1,978)
Expenses paid	(1,937)	(1,201)	-	-

Projected benefit obligation at end of year	$417,436	$407,235	$53,109	$55,870

Accumulated benefit obligation at end of year	$376,235	$366,501	$41,298	$37,122

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended
	January 27,	January 28,	January 27,	January 28,
Dollars in Thousands	2007	2006	2007	2006

Change in plan assets:
Fair value of plan assets at beginning of year	$373,047	$323,375	$-	$-
Actual return on plan assets	48,773	18,194	-	-
Employer contribution	-	40,000	7,388	1,978
Benefits paid	(9,565)	(7,321)	(7,388)	(1,978)
Expenses paid	(1,937)	(1,201)	-	-

Fair value of plan assets at end of year	$410,318	$373,047	$-	$-

Reconciliation of funded status:
Projected benefit obligation at end of year	$417,436	$407,235	$53,109	$55,870
Fair value of plan assets at end of year	410,318	373,047	-	-

Funded status — excess obligation	7,118	34,188	53,109	55,870
Employer contributions after measurement date, and on or before fiscal year end	-	-	(175)	(213)
Unrecognized prior service (cost)	-	(178)	-	(602)
Unrecognized actuarial (losses)	-	(98,075)	-	(14,989)

Net liability (asset) recognized on consolidated balance sheets	$7,118	$(64,065)	$52,934	$40,066

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$121		$477
Accumulated actuarial losses	34,570		12,290

Amounts included in accumulated other comprehensive income (loss) due to initial adoption of SFAS No. 158	$34,691		$12,767

The consolidated balance sheet as of January 27, 2007 reflects the funded status of the plans after initial adoption of SFAS No. 158 whereby unrecognized prior service cost and actuarial gains and losses are recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $60.1 million at January 27, 2007 is reflected on the balance sheet as a current liability of $3.4 million and a long term liability of $56.7 million.

As of January 28, 2006, the net asset attributable to the funded plan is reflected on the balance sheet as a non-current asset of $25.6 million and a current asset of $38.5 million and the net accrued liability attributable to TJX’s unfunded supplemental retirement plan of $55.9 million is included in other long-term liabilities.

The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2008 is $57,000 for the funded plan and $1.2 million for the unfunded plan.

Weighted average assumptions for measurement purposes for determining the obligation at December 31, 2006 (measurement date):

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006

Discount rate	6.00%	5.50%	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

We select the assumed discount rate using the Citigroup Pension Liability Index.

We made aggregate cash contributions of $7.4 million, $42.0 million and $27.2 million for fiscal 2007, 2006 and 2005, respectively, to the defined benefit retirement plan and to fund current benefit and expense payments under the unfunded supplemental retirement plan. The cash contribution in fiscal 2007 was solely to fund current benefit and expense payments under the unfunded supplemental retirement plan. Our funding policy for our funded plan is to fund any required contribution to the plan at the full funding limitation and generally to fund contributions in excess of any required contribution so as to fully fund the accumulated benefit obligation to the extent such contribution is allowed for tax purposes. As a result of voluntary funding contributions made in fiscal 2006 and prior years, there was no required funding in fiscal 2007 and we do not anticipate any funding requirements for fiscal 2008. The following is a summary of our target allocation for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation
		for Fiscal Year Ended
	Target	January 27,	January 28,
	Allocation	2007	2006

Equity securities	60%	62%	60%
Fixed income	40%	37%	38%
All other — primarily cash	-	1%	2%

We employ a total return investment approach whereby a mix of equities and fixed income investments is used to seek to maximize the long-term return of plan assets with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, funded plan status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as stocks of companies with small and large capitalizations. Both actively managed and passively invested portfolios may be utilized for U.S. equity investments. Other assets such as real estate funds, private equity funds, and hedge funds are currently used for their diversification and return enhancing characteristics. Derivatives may be used to reduce market exposure however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied, and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long term. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Consideration is also given to asset class diversification and rebalancing as well as to the expected returns likely to be earned over the life of the plan by each category of plan assets. Peer data and historical returns are reviewed for reasonability and appropriateness.

Following are the components of net periodic benefit cost for our pension plans:

	Funded Plan			Unfunded Plan
	Fiscal Year Ended			Fiscal Year Ended
	January 27,	January 28,	January 29,	January 27,	January 28,	January 29,
Dollars in Thousands	2007	2006	2005	2007	2006	2005

Service cost	$37,528	$33,616	$27,937	$1,043	$1,015	$1,284
Interest cost	21,982	19,756	17,074	2,929	2,883	2,763
Expected return on plan assets	(29,395)	(25,474)	(21,585)	-	-	-
Amortization of transition obligation	-	-	-	-	75	75
Settlement cost	-	-	-	1,421	-	-
Amortization of prior service costs	57	57	56	124	355	475
Recognized actuarial losses	5,656	6,405	6,309	1,686	3,249	1,785

Net periodic pension cost	$35,828	$34,360	$29,791	$7,203	$7,577	$6,382

Weighted average assumptions for expense purposes
Discount rate	5.50%	5.75%	6.00%	5.50%	5.50%	5.55%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

In addition to net periodic pension cost TJX incurred special termination benefits of $664,000 in the funded plan and $247,000 in the unfunded plan related to a reduction in workforce during fiscal 2007.

The unrecognized gains and losses in excess of 10% of the projected benefit obligation are amortized over the average remaining service life of participants. In addition, for the unfunded plan, unrecognized actuarial gains and losses that exceed 30% of the projected benefit obligation are fully recognized in net periodic pension cost.

Following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Funded Plan	Unfunded Plan
In Thousands	Expected Benefit Payments	Expected Benefit Payments

Fiscal Year
2008	$11,025	$3,451
2009	12,220	8,494
2010	13,732	3,257
2011	15,419	3,849
2012	17,220	3,802
2013 through 2017	127,084	19,761

TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees. As of December 31, 2006 and 2005, assets under the plan totaled $633.8 million and $567.6 million, respectively, and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay, subject to limitation. TJX matches employee contributions, up to 5% of eligible pay, at rates ranging from 25% to 50%, based upon the Company’s performance. Employees hired after February 1, 2006 will be eligible for participation in the plan with an enhanced matching formula beginning five years after hire date. TJX contributed $11.4 million in fiscal 2007, $7.9 million in fiscal 2006 and $8.1 million in fiscal 2005 to the 401(k) plan. Employees cannot invest their contributions in the TJX stock fund option in the 401(k) plan, and may elect to invest up to only 50% of the Company’s contribution in the TJX stock fund. The TJX stock fund has no other trading restrictions. The TJX stock fund represents 3.8%, 3.5% and 4.3% of plan investments at December 31, 2006, 2005 and 2004, respectively.

During fiscal 1999, TJX established a nonqualified savings plan for certain U.S. employees. TJX matches employee contributions at various rates which amounted to $1.2 million in fiscal 2007, $313,000 in fiscal 2006, and $274,000 in fiscal 2005. TJX transfers employee withholdings and the related company match to a separate trust designated to fund the future obligations. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

In addition to the plans described above, we also maintain retirement/deferred savings plans for all eligible associates at our foreign subsidiaries. We contributed for these plans $3.6 million, $3.0 million and $2.7 million in fiscal 2007, 2006 and 2005, respectively.

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

The valuation date for the unfunded postretirement medical plan obligation is as of December 31 prior to the fiscal year end date. Presented below is certain financial information relating to the unfunded postretirement medical plan for the fiscal years indicated:

	Postretirement Medical
	Fiscal Year Ended
	January 27,	January 28,
Dollars In Thousands	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$2,783	$47,053
Service cost	-	3,780
Interest cost	80	2,142
Participants’ contributions	-	86
Amendments	-	(47,481)
Actuarial (gain) loss	(884)	(604)
Curtailment	-	(647)
Benefits paid	(517)	(1,546)

Benefit obligation at end of year	$1,462	$2,783

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	517	1,460
Participants’ contributions	-	86
Benefits paid	(517)	(1,546)

Fair value of plan assets at end of year	$-	$-

	Postretirement Medical
	Fiscal Year Ended
	January 27,	January 28,
Dollars In Thousands	2007	2006

Reconciliation of funded status:
Benefit obligation at end of year	$1,462	$2,783
Fair value of plan assets at end of year	-	-

Funded status — excess obligations	1,462	2,783
Employer contributions after measurement date, and on or before fiscal year end	6	145
Unrecognized prior service cost (credit)	-	(46,853)
Unrecognized actuarial losses	-	6,141

Net accrued liability recognized on consolidated balance sheets	$1,456	$43,350

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost (credit)	$(43,084)
Accumulated actuarial losses	4,895

SFAS No. 158 adjustment included in accumulated other comprehensive income (loss)	$(38,189)

Weighted average assumptions for measurement purposes for determining the obligation at December 31, 2006 (measurement date):
Discount rate	5.50%	5.25%

The unrecognized prior service credit is a result of the amendment to plan benefits in fiscal 2006 and results in a negative plan amendment of $46.9 million which will be amortized into income over the average remaining life (estimated at 13.9 years) of the active participants. Medical inflation is no longer a factor in determining the value of this obligation.

The estimated prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in fiscal 2008 is $3.8 million. The net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2008 is $343,000.

As of January 27, 2007 the net accrued liability of the postretirement medical plan is reflected on the consolidated balance sheets as a non-current liability of $1.3 million and a current liability of $0.2 million. As of January 28, 2006 the net accrued liability of $43.4 million is included in non-current liabilities.

Following are components of net periodic benefit cost (income) related to our Postretirement Medical plan:

	Postretirement Medical
	Fiscal Year Ended
	January 27,	January 28,	January 29,
Dollars In Thousands	2007	2006	2005

Service cost	$-	$3,780	$3,920
Interest cost	80	2,142	2,332
Amortization of prior service cost (credit)	(3,768)	(946)	332
Recognized actuarial losses	338	300	130

Net periodic benefit cost (income)	$(3,350)	$5,276	$6,714

Weighted average assumptions for expense purposes:
Discount rate	5.25%	5.50%	6.00%

Following is a schedule of the benefits expected to be paid under the unfunded postretirement medical plan in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

Expected Benefit
In Thousands	Payments

Fiscal Year
2008	$205
2009	182
2010	160
2011	142
2012	131
2013 through 2017	$502

K. Accrued Expenses and Other Liabilities, Current and Long-Term

The major components of accrued expenses and other current liabilities are as follows:

	January 27,	January 28,
In Thousands	2007	2006

Employee compensation and benefits, current	$307,986	$238,586
Rent, utilities and occupancy, including real estate taxes	138,293	122,787
Merchandise credits and gift certificates	128,781	127,526
Insurance	51,407	53,550
Sales tax collections and V.A.T. taxes	116,092	96,413
All other current liabilities	266,215	297,805

Accrued expenses and other current liabilities	$1,008,774	$936,667

All other current liabilities include accruals for advertising, property additions, dividends, freight, income taxes payable (fiscal 2006 only), and other items, each of which are individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	January 27,	January 28,
In Thousands	2007	2006

Employee compensation and benefits, long-term	$119,978	$138,739
Reserve related to discontinued operations	57,677	14,981
Accrued rent	141,993	133,196
Landlord allowances	53,151	45,421
Fair value of derivatives	96,476	97,930
Long-term liabilities — other	113,772	114,383

Other long-term liabilities	$583,047	$544,650

L. Discontinued Operations Reserve and Related Contingent Liabilities

We have a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with 34 of our A.J. Wright stores (see Note C to the consolidated financial statements) as well as leases of former TJX businesses. The balance in the reserve and the activity for the last three fiscal years is presented below:

	Fiscal Year Ended
	January 27,	January 28,	January 29,
Amounts in Thousands	2007	2006	2005

Balance at beginning of year	$14,981	$12,365	$17,518
Additions to the reserve charged to net income:
A.J. Wright store closings	61,968	-	-
All other	1,555	8,509	2,254
Charges against the reserve:
Lease related obligations	(1,696)	(6,111)	(7,066)
Fixed asset write-offs	(18,732)	-	-
All other	(399)	218	(341)

Balance at end of year	$57,677	$14,981	$12,365

The exit costs related to 34 of our A.J. Wright stores (see Note C to our consolidated financial statements) resulted in an addition to the reserve of $62 million in fiscal 2007. All other additions to the reserve are the result of periodic adjustments to our estimated lease obligations of our former businesses and are offset by income from creditor recoveries of a similar amount. The lease related charges against the reserve during each fiscal year relate primarily to our former businesses. The fixed asset write-offs and other charges against the reserve for fiscal 2007 relate primarily to the 34 A.J. Wright closed stores, virtually all of which were closed at the end of fiscal 2007.

Approximately $43 million of the fiscal 2007 reserve balance relates to the A.J. Wright store closings, primarily our estimation of lease costs, net of estimated subtenant income. The remainder of the reserve reflects our estimation of the cost of claims, updated quarterly, that have been, or we believe are likely to be, made against TJX for liability as an original lessee or guarantor of the leases of former businesses, after mitigation of the number and cost of lease obligations. At January 27, 2007, substantially all the leases of the former businesses that were rejected in bankruptcy and for which the landlords asserted liability against TJX had been resolved. The actual net cost of A.J. Wright lease obligations may differ from our initial estimate. Although TJX’s actual costs with respect to the lease obligations of former businesses may exceed amounts estimated in our reserve, and TJX may incur costs for leases from these former businesses that were not terminated or had not expired, TJX does not expect to incur any material costs related to these discontinued operations in excess of the amounts estimated. We estimate that the majority of this reserve will be paid in the next three to five years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

We may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, another former TJX business, for which BJ’s Wholesale Club is primarily liable. Our reserve for discontinued operations does not reflect these leases, because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

M. Guarantees and Contingent Obligations

We have contingent obligations on leases, for which we were a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, we have assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of our discontinued operations discussed above, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material adverse impact on our financial condition, results of operations or cash flows. We do not generally have sufficient information about these leases to estimate our potential contingent obligations under them, which could be triggered in the event that one or more of the current tenants does not fulfill their obligations related to one or more of these leases.

We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations, not reflected in our reserves, of leases of closed stores of continuing operations, BJ’s Wholesale Club leases discussed in Note L to the consolidated financial statements, and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, is approximately $105 million as of January 27, 2007. We believe that most or all of these contingent obligations will not revert to TJX and, to the extent they do, will be resolved for substantially less due to mitigating factors.

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

TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
	January 27,	January 28,	January 29,
In Thousands	2007	2006	2005

Cash paid for:
Interest on debt	$31,489	$30,499	$25,074
Income taxes	510,274	365,902	338,952
Changes in accrued expenses due to:
Stock repurchase	$-	$(3,737)	$(6,657)
Dividends payable	4,097	6,027	4,160

There were no non-cash financing or investing activities during fiscal 2007, 2006 or 2005.

O. Segment Information

The T.J. Maxx and Marshalls store chains are managed on a combined basis and are reported as the Marmaxx segment. The Winners and HomeSense chains are also managed on a combined basis and operate stores exclusively in Canada. T.K. Maxx operates stores in the United Kingdom and the Republic of Ireland. Winners, HomeSense and T.K. Maxx accounted for 21% of TJX’s net sales for fiscal 2007, 21% of segment profit and 19% of all consolidated assets. All of our other chains operate stores exclusively in the United States with the exception of 14 stores operated in Puerto Rico by Marshalls which include 7 HomeGoods locations in a “Marshalls Mega Store” format. All of our stores, with the exception of HomeGoods, HomeSense and Bob’s Stores sell apparel for the entire family, including jewelry, accessories and footwear, with a limited offering of giftware and home fashions. The HomeGoods and HomeSense stores offer home fashions and home furnishings. Bob’s Stores is a value-oriented retailer of branded family apparel. By merchandise category, we derived approximately 63% of our sales from apparel (including footwear), 25% from home fashions and 12% from jewelry and accessories.

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

Presented below is selected financial information related to our business segments:

	Fiscal Year Ended
	January 27,	January 28,	January 29,
In Thousands	2007	2006	2005

Net sales:
Marmaxx	$11,531,785	$10,956,788	$10,489,478
Winners and HomeSense	1,740,796	1,457,736	1,285,439
T.K. Maxx	1,864,502	1,517,116	1,304,443
HomeGoods	1,365,103	1,186,854	1,012,923
A.J. Wright(1)	601,827	548,969	477,906
Bob’s Stores	300,624	288,480	290,557

	$17,404,637	$15,955,943	$14,860,746

Segment profit (loss):(2)
Marmaxx	$1,079,275	$985,361	$982,082
Winners and HomeSense	181,863	120,319	99,701
T.K. Maxx	109,305	69,206	63,975
HomeGoods	60,938	28,418	18,148
A.J. Wright(1)	(10,250)	(3,160)	(18,783)
Bob’s Stores	(17,360)	(28,031)	(18,512)

	1,403,771	1,172,113	1,126,611

General corporate expense(3)	141,357	134,112	111,060
Interest expense, net	15,566	29,632	25,757

Income from continuing operations before provision for income taxes	$1,246,848	$1,008,369	$989,794

Identifiable assets:
Marmaxx	$3,257,019	$3,046,811	$2,972,526
Winners and HomeSense	483,505	522,311	422,215
T.K. Maxx	694,071	602,012	588,170
HomeGoods	377,692	346,812	326,964
A.J. Wright	193,619	223,118	218,788
Bob’s Stores	99,459	105,041	83,765
Corporate(4)	980,335	650,200	463,045

	$6,085,700	$5,496,305	$5,075,473

Capital expenditures:
Marmaxx	$221,158	$269,649	$224,460
Winners and HomeSense	43,879	57,255	52,214
T.K. Maxx	72,656	104,304	92,170
HomeGoods	25,888	28,864	18,782
A.J. Wright	10,838	24,872	31,767
Bob’s Stores	3,592	11,004	9,740

	$378,011	$495,948	$429,133

	Fiscal Year Ended
	January 27,	January 28,	January 29,
In Thousands	2007	2006	2005

Depreciation and amortization:
Marmaxx	$201,504	$183,864	$169,020
Winners and HomeSense	36,743	31,582	24,883
T.K. Maxx	56,909	42,895	35,727
HomeGoods	22,825	22,468	20,881
A.J. Wright(1)	18,400	17,275	14,356
Bob’s Stores	8,411	7,785	5,894
Corporate(5)	8,318	8,416	8,298

	$353,110	$314,285	$279,059

(1)	A.J. Wright’s net sales and segment profit (loss) for fiscal 2006 and 2005 has been adjusted to reclassify the operating results of the 34 closed stores to discontinued operations. Identifiable assets and any balance sheet data in fiscal 2006 and 2005 have not been adjusted and include activity for all A.J. Wright stores.

(2)	A one-time, non-cash charge was recorded in the fiscal year ended January 29, 2005 to conform accounting policies with generally accepted accounting principles related to the timing of rent expense. This change resulted in a one-time, cumulative, non-cash adjustment of $30.7 million. See Note A at “Lease Accounting.”

(3)	General corporate expense for fiscal 2007 includes pre-tax costs associated with the Computer Intrusion ($5 million) and with a workforce reduction and other executive termination benefits ($5 million). General corporate expense for fiscal 2006 includes pre-tax costs associated with executive resignation agreements ($9 million) and with exiting the e-commerce business of ($6 million).

(4)	Corporate identifiable assets consist primarily of cash, prepaid pension expense and a note receivable.

(5)	Includes debt discount and debt expense amortization.

P. Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly consolidated financial data for fiscal 2007 and 2006 that was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis. The first three quarters of fiscal 2007 and all of fiscal 2006 have been adjusted to reclassify to discontinued operations the operating results of the 34 closed A.J. Wright stores. See Note C to the consolidated financial statements. The following presents our quarterly data as reported and as adjusted for discontinued operations.

	First	Second	Third	Fourth
In Thousands Except Per Share Amounts	Quarter	Quarter	Quarter	Quarter

Fiscal Year Ended January 27, 2007 — As Adjusted(1)
Net sales	$3,871,256	$3,963,659	$4,472,943	$5,096,779
Gross earnings(2)	948,407	929,336	1,138,858	1,174,333
Income from continuing operations	163,862	138,824	230,819	243,251
Net income	163,809	138,156	230,612	205,462
Income from continuing operations
Basic earnings per share	0.36	0.31	0.51	0.54
Diluted earnings per share	0.34	0.29	0.48	0.51
Net income
Basic earnings per share	0.36	0.31	0.51	0.45
Diluted earnings per share	0.34	0.29	0.48	0.43
Fiscal Year Ended January 27, 2007 — As Reported
Net sales	$3,896,483	$3,988,232	$4,501,073	$5,096,779
Gross earnings(2)	953,700	933,765	1,144,316	1,174,333
Net income	163,809	138,156	230,612	205,462
Income from continuing operations
Basic earnings per share	0.36	0.31	0.51	0.54
Diluted earnings per share	0.34	0.29	0.48	0.51
Net income
Basic earnings per share	0.36	0.31	0.51	0.45
Diluted earnings per share	0.34	0.29	0.48	0.43
Fiscal Year Ended January 28, 2006 — As Adjusted(1)
Net sales	$3,632,711	$3,624,912	$4,017,015	$4,681,305
Gross earnings(2)	859,053	835,348	965,169	1,081,702
Income from continuing operations	135,675	111,107	155,636	287,416
Net income	135,581	110,814	155,325	288,703
Income from continuing operations
Basic earnings per share	0.28	0.24	0.34	0.62
Diluted earnings per share	0.28	0.23	0.32	0.59
Net income
Basic earnings per share	0.28	0.24	0.34	0.63
Diluted earnings per share	0.28	0.23	0.32	0.60
Fiscal Year Ended January 28, 2006 — As Reported
Net sales	$3,651,830	$3,647,866	$4,041,912	$4,716,327
Gross earnings(2)	863,061	840,005	969,896	1,089,957
Net income	135,581	110,814	155,325	288,703
Income from continuing operations
Basic earnings per share	0.28	0.24	0.34	0.62
Diluted earnings per share	0.28	0.23	0.32	0.59
Net income
Basic earnings per share	0.28	0.24	0.34	0.63
Diluted earnings per share	0.28	0.23	0.32	0.60

(1) Adjusted to reclassify the results of operations from the 34 discontinued A.J. Wright stores as discontinued operations — See Note C to the consolidated financial statements.

(2) Gross earnings equal net sales less cost of sales, including buying and occupancy costs.

The following table summarizes the quarterly amounts of net income that have been reclassified from continuing operations to discontinued operations as a result of the 34 closed A.J. Wright stores.

In Thousands Except Per Share Amounts	Effect of Adjustment in Fiscal 2007		Effect of Adjustment in Fiscal 2006
	Income (loss) of		Income (loss) of
	discontinued	Amount per	discontinued	Amount per
Quarter	operations	share	operations	share

First	$(53)	$-	$(94)	$-
Second	(668)	-	(293)	-
Third	(207)	-	(311)	-
Fourth	N/A	N/A	1,287	(0.01)

Full Year	$ N/A	$ N/A	$589	$(0.01)

The fourth quarter of fiscal 2007 includes an after-tax charge of approximately $3 million, or $0.01 per share, relating to costs incurred in connection with the Computer Intrusion. See Note B to the consolidated financial statements. Net income for the fourth quarter of fiscal 2007 includes an after-tax charge of $38.7 million, or $0.08 per share, related to discontinued operations.

The third quarter of fiscal 2006 includes the impact of certain one-time events that reduced net income by approximately $12 million, or $0.02 per share. These third quarter events included executive resignation agreements, e-commerce exit costs and operating losses, and hurricane related costs including the estimated impact of lost sales, partially offset by a gain from a VISA/MasterCard antitrust litigation settlement.

The fourth quarter of fiscal 2006 includes a $47 million income tax benefit, or $0.10 per share, due to the repatriation of foreign subsidiary earnings and a $22 million tax benefit, or $0.04 per share, relating to the correction of the tax treatment of foreign currency gains on certain intercompany loans. See Note I to the consolidated financial statements.