Form 10-Q
period 2007-04-28
TJX COMPANIES INC /DE/
filed 2007-06-07
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 28, 2007
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
     YES ☑ NO ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                      Accelerated filer ☐                     Non-accelerated filer ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES ☐ NO ☑.
The number of shares of registrant’s common stock outstanding as of April 28, 2007: 454,870,400

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
Net sales	$4,108,081	$3,871,256

Cost of sales, including buying and occupancy costs	3,117,215	2,922,849
Selling, general and administrative expenses	709,277	684,166
Costs associated with Computer Intrusion	20,004	—
Interest (income) expense, net	(2,076)	3,759

Income from continuing operations before provision for income taxes	263,661	260,482

Provision for income taxes	101,553	96,620

Income from continuing operations	162,108	163,862

Loss of discontinued operations, net of income taxes	—	53

Net income	$162,108	$163,809

Basic earnings per share:
Income from continuing operations	$0.36	$0.36
(Loss) from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$0.36	$0.36
Weighted average common shares – basic	453,565	458,920

Diluted earnings per share:
Income from continuing operations	$0.34	$0.34
(Loss) from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$0.34	$0.34
Weighted average common shares – diluted	479,026	484,947

Cash dividends declared per share	$0.09	$0.07
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	April 28,	January 27,	April 29,
	2007	2007	2006
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$781,210	$856,669	$279,882
Accounts receivable, net	155,233	115,245	153,865
Merchandise inventories	2,829,303	2,581,969	2,555,286
Prepaid expenses and other current assets	255,912	159,105	257,136
Current deferred income taxes, net	35,804	35,825	11,592

Total current assets	4,057,462	3,748,813	3,257,761

Property at cost:
Land and buildings	271,837	268,056	260,488
Leasehold costs and improvements	1,665,820	1,628,867	1,531,531
Furniture, fixtures and equipment	2,438,659	2,373,117	2,234,003

Total property at cost	4,376,316	4,270,040	4,026,022
Less accumulated depreciation and amortization	2,343,691	2,251,579	2,025,580

Net property at cost	2,032,625	2,018,461	2,000,442

Property under capital lease, net of accumulated amortization of $13,215; $12,657 and $10,981, respectively	19,357	19,915	21,591
Non-current deferred income taxes, net	—	—	11,405
Other assets	195,385	115,613	145,046
Goodwill and tradename, net of amortization	182,886	182,898	183,363

TOTAL ASSETS	$6,487,715	$6,085,700	$5,619,608

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$1,891	$1,854	$1,746
Accounts payable	1,561,987	1,372,352	1,450,895
Accrued expenses and other liabilities	949,272	1,008,774	882,490

Total current liabilities	2,513,150	2,382,980	2,335,131

Other long-term liabilities	724,625	583,047	542,254
Non-current deferred income taxes, net	8,054	21,525	—
Obligation under capital lease, less portion due within one year	21,895	22,382	23,786
Long-term debt, exclusive of current installments	799,984	785,645	789,596
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 454,870,400; 453,649,813 and 457,027,454, respectively	454,870	453,650	457,027
Additional paid-in capital	32,607	—	—
Accumulated other comprehensive loss	(30,278)	(33,989)	(41,118)
Retained earnings	1,962,808	1,870,460	1,512,932

Total shareholders’ equity	2,420,007	2,290,121	1,928,841

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,487,715	$6,085,700	$5,619,608

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
Cash flows from operating activities:
Net income	$162,108	$163,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,526	86,024
Property disposals	2,647	1,359
Deferred income tax provision	(9,443)	(10,026)
Amortization of stock compensation expense	14,395	19,534
Excess tax benefits from stock compensation expense	(2,575)	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(38,711)	(12,215)
(Increase) in merchandise inventories	(229,458)	(175,618)
(Increase) in prepaid expenses and other current assets	(86,174)	(96,225)
Increase in accounts payable	178,472	128,910
(Decrease) in accrued expenses and other liabilities	(68,213)	(70,026)
Other	3,337	15,283

Net cash provided by operating activities	16,911	50,809

Cash flows from investing activities:
Property additions	(95,142)	(96,017)
Proceeds from repayments on note receivable	183	170

Net cash (used in) investing activities	(94,959)	(95,847)

Cash flows from financing activities:
Payments on capital lease obligation	(450)	(416)
Cash payments for repurchase of common stock	—	(164,863)
Proceeds from sale and issuance of common stock	18,968	47,057
Excess tax benefits from stock compensation expense	2,575	—
Cash dividends paid	(31,769)	(27,693)

Net cash (used in) financing activities	(10,676)	(145,915)

Effect of exchange rates on cash	13,265	5,186

Net (decrease) in cash and cash equivalents	(75,459)	(185,767)
Cash and cash equivalents at beginning of year	856,669	465,649

Cash and cash equivalents at end of period	$781,210	$279,882

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
In Thousands	Shares	$1	Capital	Income (Loss)	Earnings	Total
Balance, January 27, 2007	453,650	$453,650	$—	$(33,989)	$1,870,460	$2,290,121
Comprehensive income:
Net income	—	—	—	—	162,108	162,108
Gain due to foreign currency translation adjustments	—	—	—	12,238	—	12,238
(Loss) on net investment hedge contracts	—	—	—	(8,274)	—	(8,274)
Gain on cash flow hedge contract	—	—	—	104	—	104
Amount of OCI reclassified to net income	—	—	—	(357)	—	(357)

Total comprehensive income						165,819
Cash dividends declared on common stock	—	—	—	—	(40,938)	(40,938)
Restricted stock awards granted	16	16	448	—	—	464
Amortization of stock compensation expense	—	—	14,395	—	—	14,395
Issuance of common stock under stock incentive plan and related tax effect	1,204	1,204	17,764	—	—	18,968
Implementation of FIN 48	—	—	—	—	(27,181)	(27,181)
Implementation of SFAS 158 measurement provisions	—	—	—	—	(1,641)	(1,641)

Balance, April 28, 2007	454,870	$454,870	$32,607	$(30,278)	$1,962,808	$2,420,007

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
1.	The results for the first three months are not necessarily indicative of results for the full fiscal year because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 27, 2007.
3.	During the fourth quarter of fiscal 2007, TJX closed 34 of its A.J. Wright stores and recorded the cost to close the stores, as well as operating results of those stores, as discontinued operations. Accordingly, the financial statements for the prior period ended April 29, 2006 have been adjusted to reclassify the operating results of the closed stores as discontinued operations.
4.	TJX suffered an unauthorized intrusion or intrusions into portions of its computer system that process and store information related to credit and debit card, check and unreceipted merchandise return transactions (the intrusion or intrusions, collectively, the “Computer Intrusion”), which was discovered during the fourth quarter of fiscal 2007. Customer information was stolen in the Computer Intrusion in 2005 and 2006 primarily relating to portions of the transactions at its stores (other than Bob’s Stores) during the periods 2003 through June 2004 and mid-May 2006 through mid-December 2006.
TJX recorded charges in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008 for costs incurred in those periods that were directly related to the Computer Intrusion. These direct costs included costs for investigating and containing the Computer Intrusion, further strengthening TJX’s computer security and systems, communicating with customers, and technical, legal and other related costs. These were incremental costs TJX would not have otherwise incurred and did not include any costs for capital expenditures. TJX does not have sufficient information to reasonably estimate a range of the ongoing costs and expenses it will incur with respect to the Computer Intrusion or the potential losses it may incur related to the Computer Intrusion. As such, no liability for such costs and expenses or potential losses was recorded as of April 28, 2007. TJX will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Such costs, expenses and losses could be material to TJX’s results of operations, financial condition and cash flows.
5.	Total stock-based compensation expense was $14.4 million for the quarter ended April 28, 2007 and $19.5 million for the quarter ended April 29, 2006. These amounts include stock option expense as well as restricted stock amortization. There were options to purchase 1.2 million shares of common stock exercised during the quarter ended April 28, 2007. There were options to purchase 36.2 million shares of common stock outstanding as of April 28, 2007.
6.  TJX’s cash payments for interest and income taxes are as follows:

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
	(in thousands)
Cash paid for:
Interest on debt	$4,103	$4,428
Income taxes	$55,494	$79,621

7.	TJX has a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases associated with 34 closed A.J. Wright stores as well as leases of former TJX businesses. The balance in the reserve and the activity for thirteen weeks ending April 2007 and 2006 is presented below.

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
	(in thousands)
Balance at beginning of year:	$57,677	$14,981
Additions to the reserve charged to net income:
Lease related obligations	—	1,555
Interest accretion	455	100
Cash charges against the reserve:
Lease related obligations	(3,494)	(443)
Termination benefits and all other	(1,549)	(5)

Balance at end of period:	$53,089	$16,188

The exit costs related to 34 closed A.J. Wright stores resulted in an addition to the reserve of $62 million in the fourth quarter of fiscal 2007. The addition to the reserve for the quarter ended April 29, 2006 is the result of an adjustment to our estimated lease obligations of our former businesses. This charge is offset in net income by creditor recoveries of a similar amount.

TJX may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, a former TJX business, for which BJ’s Wholesale Club is primarily liable. The reserve for discontinued operations does not reflect these leases, because TJX believes that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

8.	TJX’s comprehensive income for the thirteen weeks ended April 28, 2007 and April 29, 2006 is presented below:

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
	(in thousands)
Net income	$162,108	$163,809
Other comprehensive income (loss):
Gain due to foreign currency translation adjustments, net of related tax effects	12,238	633
(Loss) gain on hedge contracts, net of related tax effects	(8,274)	818
Gain (loss) on cash flow hedge contracts, net of related tax effects	104	(5,446)
Amount reclassified from other comprehensive income to net income, net of related tax effects	(357)	7,171

Comprehensive income	$165,819	$166,985

9.	The computation of TJX’s basic and diluted earnings per share (EPS) is as follows:

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
	(in thousands, except per share data)
Basic earnings per share
Income from continuing operations	$162,108	$163,862
Weighted average common shares outstanding for basic EPS	453,565	458,920

Basic earnings per share	$0.36	$0.36

Diluted earnings per share
Income from continuing operations	$162,108	$163,862
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1,171	1,148

Income from continuing operations used for diluted EPS calculation	$163,279	$165,010

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	453,565	458,920
Assumed conversion / exercise of:
Stock options and awards	8,556	9,122
Zero coupon convertible subordinated notes	16,905	16,905

Weighted average common shares outstanding for diluted EPS	479,026	484,947

Diluted earnings per share	$0.34	$0.34
The average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options for which the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were options to purchase 64,000 shares excluded for the thirteen weeks ended April 28, 2007 and options to purchase 7,956 shares excluded for the thirteen weeks ended April 29, 2006. The 16.9 million shares attributable to the zero coupon convertible subordinated notes are reflected in the diluted earnings per share calculation in all periods presented in accordance with Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

10.	On March 28, 2007, TJX announced that it had entered into a plan to repurchase shares of its common stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. TJX’s buyback activity had been temporarily suspended since December 2006 as a result of the discovery of the Computer Intrusion. Under the 10b5-1 plan, TJX resumed its share repurchase activity at the end of the first quarter. During the quarter ended April 28, 2007, TJX repurchased and retired 200,000 shares of its common stock at a cost of $5.7 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. There were no stock repurchases that settled in the quarter ended April 28, 2007 and $164.9 million for the quarter ended April 29, 2006. Since the inception of the current $1 billion stock repurchase program, TJX had repurchased 22.5 million shares at a total cost of $569.5 million through April 28, 2007.

11.	TJX evaluates the performance of its segments based on “segment profit or loss,” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity. Costs relating to the Computer Intrusion are presented separately and not allocated to the segments. These charges are not directly attributable to any of the segments and are not considered when assessing performance of the segment or allocating resources to the segment. Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
	(in thousands)
Net sales:
Marmaxx	$2,729,495	$2,646,702
Winners and HomeSense	394,646	368,810
T.K. Maxx	442,619	349,320
HomeGoods	333,156	305,832
A.J. Wright	144,157	137,254
Bob’s Stores	64,008	63,338

	$4,108,081	$3,871,256

Segment profit (loss):
Marmaxx	$272,606	$269,519
Winners and HomeSense	26,801	28,086
T.K. Maxx	4,616	(201)
HomeGoods	10,209	8,534
A.J. Wright	(3,033)	(2,829)
Bob’s Stores	(6,569)	(6,229)

	304,630	296,880
General corporate expenses	23,041	32,639
Costs associated with Computer Intrusion	20,004	—
Interest (income) expense, net	(2,076)	3,759

Income from continuing operations before provision for income taxes	$263,661	$260,482

12.	The following represents the net periodic pension cost and related components for the thirteen weeks ended April 28, 2007 and April 29, 2006:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	April 28,	April 29,	April 28,	April 29,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$9,579	$9,678	$198	$305
Interest cost	6,175	5,527	758	633
Expected return on plan assets	(8,090)	(7,248)	—	—
Amortization of prior service cost	14	14	31	119
Recognized actuarial losses	—	1,657	170	327
Special termination benefit	—	—	168	—

Total expense	$7,678	$9,628	$1,325	$1,384

As a result of voluntary funding contributions made to its funded pension plan in fiscal 2006 and prior years, there was no required funding in fiscal 2007 and TJX does not anticipate any funding requirements for fiscal 2008.

Effective January 1, 2006, TJX amended its postretirement medical plan to eliminate all plan benefits for anyone retiring after January 1, 2006. For retirees enrolled in the plan as of that date and who enroll in Medicare Part D within specified timeframes, the amended plan provides a $35.00 monthly benefit, which is intended to cover the cost of the retiree’s monthly premium payment for Medicare coverage. The reduction in the liability related to this plan amendment is being amortized over the remaining lives of the current participants. During the three months ended April 28, 2007, the postretirement medical plan generated pre-tax income of $0.8 million versus pre-tax income of $0.7 million for the three months ended April 29, 2006.

13.	At April 28, 2007, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed rate obligation to a floating rate obligation. TJX designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at April 28, 2007, excluding the estimated net interest receivable, was a liability of $3.3 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $3.3 million.

Also at April 28, 2007, TJX had an interest rate swap on the principal amount of its C$235 million three-year note, converting the interest on the note from floating to a fixed rate of interest at approximately 4.136%. The interest rate swap is designated as a cash flow hedge of the underlying debt. The fair value of the contract, excluding the net interest accrual, amounted to an asset of $1.0 million (C$1.1 million) as of April 28, 2007. The valuation of the swap results in an offsetting adjustment to other comprehensive income.

14.	TJX has a $500 million revolving credit facility maturing May 5, 2010 and a $500 million revolving credit facility maturing May 5, 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to TJX’s commercial paper program. TJX had no outstanding short-term borrowings at April 28, 2007 and April 29, 2006. The availability under revolving credit facilities at April 28, 2007 and April 29, 2006 was $1 billion at both periods.

15.	TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheets include an accrual for in-transit inventory of $322.0 million at April 28, 2007 and $273.2 million at April 29, 2006. A liability for a comparable amount is included in accounts payable for the respective period.

16.	TJX has adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in the first quarter of fiscal year 2008. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial statement purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the implementation, TJX recognized a charge of approximately $27.2 million to the retained earnings balance at the beginning of fiscal 2008. In addition, as a result of the adoption, certain amounts that were historically netted within other liabilities were reclassified to other assets. As of the adoption date TJX had $124.6 million of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of April 28, 2007, the company has $127.8 million of unrecognized tax benefits.

TJX is subject to U.S federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s continuing accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $33.7 million as of April 28, 2007 and $32.0 million as of January 27, 2007.

Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as January 27, 2007. However, based on the status of current audits and the protocol of finalizing audits, which may include formal legal proceedings, it is not possible to estimate the impact of such changes, if any, to previously recorded uncertain tax positions. There have been no significant changes to the status of these items as of April 28, 2007.

17.	In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -An amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. The recognition provisions of SFAS No. 158 were adopted by TJX during its fiscal year ended January 27, 2007. TJX deferred the implementation of the measurement provisions of SFAS No. 158 until the current fiscal year (fiscal 2008). The impact of adopting the measurement provisions in the first quarter of this fiscal year was to increase our post retirement liabilities by $2.7 million with a charge of a similar amount to retained earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Thirteen Weeks (first quarter) Ended April 28, 2007
Versus
The Thirteen Weeks (first quarter) Ended April 29, 2006
Business Overview
We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. Our T.J. Maxx, Marshalls and A.J. Wright chains in the United States, our Winners chain in Canada, and our T.K. Maxx chain in Europe sell off-price family apparel and home fashions. Our HomeGoods chain in the United States and our HomeSense chain, operated by Winners in Canada, sell off-price home fashions. The target customer for all of our off-price chains, except A.J. Wright, is the middle-to upper-middle income shopper, with the same profile as a department or specialty store customer. A.J. Wright targets the moderate-income customer. Our seven off-price chains are synergistic in their philosophies and operating platforms. Our eighth chain, Bob’s Stores, was acquired in December 2003 and is a value-oriented, branded apparel chain based in the Northeastern United States that offers casual, family apparel and footwear. Bob’s Stores’ target customer demographic spans the moderate-to upper-middle income bracket.
In November 2006, we announced our decision to close 34 A.J. Wright stores as part of a repositioning of the chain. The following discussion focuses on our results from continuing operations, which excludes the results of these 34 A.J. Wright stores. The cost to close these stores was recorded as a discontinued operation in the fourth quarter of fiscal 2007 and the operating income or loss from these stores is also presented as a discontinued operation for all periods presented. All references in the following discussion are to continuing operations unless otherwise indicated.
During the fourth quarter of fiscal 2007, we discovered that we had suffered an unauthorized intrusion into the portion of our computer systems that processes and stores information related to customer transactions. We do not know who took this action, whether there were one or more intruders involved, or whether there was one continuing intrusion or multiple, separate intrusions (we refer to the intrusion or intrusions collectively as the “Computer Intrusion”). We have been engaged in an ongoing investigation of the Computer Intrusion with the assistance of counsel and their retained computer security and incident response experts. We believe that customer data was stolen in the Computer Intrusion in 2005 and 2006, and that the stolen data primarily consisted of payment card data relating to portions of the transactions at our stores (other than Bob’s Stores) during the periods January 2003 through June 2004 and mid-May 2006 through mid-December 2006. For additional information, see the captions “Results of Operations” and “Potential Liabilities in Connection with Computer Intrusion” below and “Item 1-Business” under the caption “Computer Intrusion” in our Annual Report on Form 10-K for fiscal 2007.
Results of Operations
Highlights of our financial performance for the quarter ended April 28, 2007 include the following:
•	Net sales for the first quarter of fiscal 2008 increased 6% to $4.1 billion over last year’s comparable period. We continued to grow our business, with stores in operation at April 28, 2007 up 3% and total selling square footage also up 3% from a year ago.

•	Consolidated same store sales increased 2% for the first quarter. Same store sales growth was driven by non-apparel categories, particularly jewelry, accessories and footwear and home fashions. Same store sales in the apparel categories were negatively affected by unseasonably cold and wet weather for much of the quarter.

•	Our first quarter pre-tax margin (the ratio of pre-tax income to net sales) decreased to 6.4% from 6.7% last year. Costs associated with the Computer Intrusion (0.5 % of net sales) more than offset what would otherwise have been an improvement in pre-tax margin. Our cost of sales increased, primarily due to apparel markdowns and the delevering impact of a 2% same store sales increase, which was offset by improvement in the selling, general and administrative expenses due to continued expense management. Additionally, net interest costs as a percentage of net sales improved 0.2 percentage points, moving from a net expense position in the first quarter of fiscal 2007 to a net income position in the first quarter of fiscal 2008.

•	Income from continuing operations for the first quarter was $162.1 million, or $0.34 per diluted share, compared to $163.9 million, or $0.34 per diluted share, last year. This year’s income from continuing operations was reduced by an after tax charge of $12 million, or $0.03 per diluted share, due to costs associated with the Computer Intrusion. In addition, income from continuing operations and earnings per share were adversely affected by the increase in our tax rate and the suspension of our share repurchase program for virtually the entire first quarter of this year, which has since been resumed.

•	We temporarily suspended our stock repurchase program upon discovery of the Computer Intrusion in the fourth quarter of last year. We resumed our buyback activity late in this year’s first quarter under a Rule 10b5-1 plan and continue to expect to repurchase $900 million of TJX stock in fiscal 2008.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of April 28, 2007 were up 7% compared to a decrease of 7% as of April 29, 2006. This increase primarily reflects higher levels at the distribution centers due to timing of receipts. Other factors contributing to the increase include higher foreign currency exchange rates as well as an increase in the average retail selling price (“average ticket”) compared to the prior year.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. All references to earnings per share are diluted earnings per share unless otherwise indicated.
Net sales: Consolidated net sales for the quarter ended April 28, 2007 were $4.1 billion, up 6% from $3.9 billion in last year’s first quarter. The increase in net sales for this year’s first quarter included 2% from same store sales and 4% from new stores. The same store sales increase for this year’s first quarter benefited by approximately one percentage point from foreign currency exchange rates as compared to a benefit in last year’s first quarter of approximately one-half of a percentage point.
Same store sales increases for the first quarter of fiscal 2008 reflect a slight decrease in transaction volume offset by an increase in average ticket. Additionally, unseasonable weather during most of the quarter contributed to the low same store sales increase. In spite of these facts, we continued to solidly execute our off-price fundamentals, buying close to need and taking advantage of opportunities in the market place.
Net sales for this year’s first quarter reflected strong same store sales increases in non-apparel categories, particularly jewelry, accessories and footwear, and home fashions. Within the apparel categories, sales of children’s wear and dresses were also strong. Most other apparel categories were negatively impacted by the unseasonable weather during most of the quarter. Geographically, sales in the West Coast, Southwest and Southeast, where the weather was not as much of a factor, were above the chain average. By contrast, sales in the Northeast and Midwest, which were affected by the unseasonable weather, were below the chain average. Florida was also below the chain average.
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

The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	75.9	75.5
Selling, general and administrative expenses	17.3	17.7
Costs associated with the Computer Intrusion	0.5	—
Interest (income) expense, net	(0.1)	0.1

Income from continuing operations before provision for income taxes	6.4%	6.7%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, increased 0.4 percentage points for the first quarter this year as compared to the same period last year. Approximately 0.3 percentage points of this increase was due to lower merchandise margins at Marmaxx (our internal combination of T.J. Maxx and Marshalls), Winners and A.J. Wright, primarily due to higher markdowns (as we cleared spring goods due to the unseasonably cold weather), as well as a slightly lower markon. Merchandise margins at our other businesses were flat or up for the first quarter of fiscal 2008. Additionally, we experienced slight deleverage across buying and occupancy expense categories on the 2% same store sales increase, particularly in occupancy costs, which are less variable in nature.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, decreased 0.4 percentage points for the first quarter compared to the same period last year. This ratio improved due to our continued focus on expense management. We experienced expense leverage in administrative costs, fringe benefit costs, field costs and other costs. Additionally, last year’s first quarter included costs associated with the work force reduction of 0.2 percentage points. These improvements were partially offset by a planned increase in advertising costs of 0.2 percentage points.
Costs associated with the Computer Intrusion: We incurred pre-tax costs of $20 million (0.5% of net sales and $0.03 impact on diluted earnings per share) during the first quarter that were directly related to the Computer Intrusion. These direct costs included costs for investigating and containing the Computer Intrusion, further strengthening our computer security and systems, communicating with customers, and technical, legal and other related costs. These were incremental costs we would not have otherwise incurred and did not include any costs for capital expenditures. TJX expects to continue to incur such costs in future quarters.
Interest (income) expense, net: Interest (income) expense, net amounted to income of $2.1 million for the first quarter of fiscal 2008 compared to expense of $3.8 million for the same period last year. This change was the result of interest income totaling $12.1 million in the first quarter this year versus $5.9 million for the same period last year. The additional interest income this year was due to higher cash balances available for investment, partly the result of the temporary suspension of our stock buyback program, as well as higher interest rates.
Income taxes: The effective income tax rate was 38.5% for the first quarter ended April 28, 2007 compared to 37.1% for last year’s first quarter. The lower rate last year was attributable to the tax treatment of foreign currency gains and losses on certain intercompany loans between Winners and TJX, which favorably impacted last year’s effective income tax rate by 1.5 percentage points. Most of this benefit reversed in last year’s second quarter.
Income from continuing operations: Income from continuing operations for this year’s first quarter was $162.1 million, or $0.34 per diluted share, versus $163.9 million, or $0.34 per diluted share, in last year’s first quarter. Income from continuing operations was adversely impacted by the after-tax charge relating to the Computer Intrusion of approximately $12 million, which reduced first quarter earnings per share by $0.03 per share. Changes in currency exchange rates did not have a significant impact on our first quarter earnings. Income from continuing operations was also adversely impacted by the increased tax rate compared to the prior year and diluted earnings per share reflect the negative impact from the temporary suspension of our share buyback program. We estimate the impact of these two items was $0.01 per diluted share for the first quarter of fiscal 2008.

Discontinued operations and net income: During the fourth quarter of fiscal 2007, TJX closed 34 of its A.J. Wright stores and recorded the cost to close the stores, as well as operating results of the stores, as discontinued operations. Accordingly, the financial statements for the prior period ended April 29, 2006 have been adjusted to reclassify the operating results of the closed stores as discontinued operations. Net income, which includes the impact of discontinued operations, was $162.1 million, or $0.34 per share for the first quarter ended April 28, 2007 compared to $163.8 million, or $0.34 per share, for the quarter ended April 29, 2006.
Segment information: The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense, Computer Intrusion costs and interest. “Segment profit or loss” as we define the term may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments (U.S. dollars in millions):
Marmaxx

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
Net sales	$2,729.5	$2,646.7
Segment profit	$272.6	$269.5
Segment profit as a percentage of net sales	10.0%	10.2%
Percent increase in same store sales	0%	1%
Stores in operation at end of period	1,593	1,530
Selling square footage at end of period (in thousands)	39,046	37,457
Net sales for Marmaxx increased 3% for the first quarter of fiscal 2008 as compared to the same period last year. Same store sales for Marmaxx were flat for this year’s first quarter compared to an increase of 1% for last year’s first quarter. The flat same store sales for the first quarter of fiscal 2008 were primarily due to unseasonable weather during most of the quarter, which negatively impacted sales. We continued our solid execution of our off-price fundamentals and, as the weather became more seasonable near the end of the quarter, we saw same store sales improve. Last year’s same store sales increase reflected a shift in the merchandise mix from upfront buys to more opportunistic off-price buys.
Marmaxx’s first quarter sales this year reflected same store sales declines in misses sportswear and men’s apparel, while dresses and jewelry, accessories and footwear recorded same store sales increases. During the first quarter of fiscal 2008, we added 91 expanded footwear departments to Marshalls stores, and intend to add expanded footwear departments in a total of approximately 200 stores in fiscal 2008. Geographically, sales in this year’s first quarter in the Northeast and Midwest were below the chain average due to unseasonably cold weather. Florida was also below the chain average. In the Southwest, Southeast and West Coast, where the weather was less of a factor, performance was above the chain average.
Segment profit for the quarter ended April 28, 2007 grew to $273 million, up 1% over last year’s first quarter segment profit. Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) decreased 0.2 percentage points to 10.0%. The decrease was primarily due to a decrease in merchandise margin (higher markdowns due to less-than-planned sales and lower markon). Expense ratios in this year’s first quarter were flat to the prior year, despite higher advertising costs (0.2 percentage points) and the delevering impact of flat same store sales.
As of April 28, 2007, Marmaxx’s average per store inventories, including inventory on hand at its distribution centers, were up 7% from inventory levels at the same time last year, compared to a 9% decrease at April 29, 2006 over the end of the prior year period. This higher inventory level at the end of this year’s first quarter reflected an increase at the distribution centers due to timing of receipts as well as the increase in the average retail selling price compared to the prior year. Marmaxx’s total inventory commitment, including warehouses, stores and merchandise on order was down compared to last year on a per-store basis.
Winners and HomeSense

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
Net sales	$394.6	$368.8
Segment profit	$26.8	$28.1
Segment profit as a percentage of net sales	6.8%	7.6%
Percent increase in same store sales:
U.S. currency	2%	8%
Local currency	3%	1%
Stores in operation at end of period
Winners	185	178
HomeSense	69	60

Total Winners and HomeSense	254	238

Selling square footage at end of period (in thousands)
Winners	4,235	4,096
HomeSense	1,293	1,134

Total Winners and HomeSense	5,528	5,230

Net sales for Winners and HomeSense increased 7% for the first quarter as compared to the same period last year. Currency exchange rates negatively impacted sales growth by approximately 1 percentage point. In local currency, which we feel better reflects our operating performance, same store sales increased 3% for the first quarter compared to an increase of 1% for the first quarter last year. Same store sales for this year’s first quarter were positively impacted by sales of home, footwear, jewelry and accessories, partially offset by a decline in women’s apparel due to unseasonably cold weather. HomeSense continued to perform well, favorably impacting same store sales in this year’s first quarter.
Segment profit for the current year’s first quarter decreased 5% to $27 million and segment margin decreased 0.8 percentage points over the same period last year to 6.8%. Currency exchange rates negatively impacted segment profit by approximately $3 million for the first quarter of fiscal 2008. The lower segment profit margin was primarily driven by unfavorable merchandise margins due to lower markon as well as slightly higher markdowns, partially offset by expense leverage in administrative and other store costs. Additionally, the decline in segment profit margin in this year’s first quarter reflect the mix of the Canadian businesses as HomeSense, whose contribution to segment profit is increasing, has a lower operating margin than Winners.
T.K. Maxx

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
Net sales	$442.6	$349.3
Segment profit (loss)	$4.6	$(0.2)
Segment profit (loss) as a percentage of net sales	1.0%	(0.1)%
Percent increase (decrease) in same store sales:
U.S. currency	21%	(3)%
Local currency	8%	5%
Stores in operation at end of period	211	201
Selling square footage at end of period (in thousands)	4,664	4,345

T.K. Maxx’s net sales for the first quarter ended April 28, 2007 increased 27% compared to the same period last year. Currency exchange rates accounted for approximately one-half of the growth in first quarter net sales. In local currency, T.K. Maxx’s same store sales increased 8% for the first quarter this year compared to a same store sales increase of 5% for last year’s first quarter. Same store sales for home fashions, footwear, kids, juniors, and accessories performed above the chain average.
Segment profit for the current year’s first quarter increased significantly to $5 million, compared to a slight loss in the prior year. Segment margin increased 1.1 percentage points to 1.0%. Currency exchange rates accounted for approximately $1 million of the growth in segment profit in this year’s first quarter. The increase in T.K. Maxx’s segment margin was driven by improved merchandise margins as well as leveraging of expenses across most major expense categories on the strong same store sales increase.
We plan to open five T.K. Maxx stores in Germany in the Fall of 2007. We believe Germany offers significant growth potential for our T.K. Maxx division.
HomeGoods

	Thirteen Weeks Ended
	April 28,	April 29,
	2006	2005
Net sales	$333.2	$305.8
Segment profit	$10.2	$8.5
Segment profit as a percentage of net sales	3.1%	2.8%
Percent increase in same store sales:	3%	3%
Stores in operation at end of period	271	254
Selling square footage at end of period (in thousands)	5,199	4,890
HomeGoods’ net sales for the first quarter of fiscal 2008 increased 9% compared to the same period last year. Same store sales increased 3% for the first quarter of both fiscal years. Segment margin for the quarter improved over last year’s comparable period primarily due to the leveraging of expenses across most expense categories, most notably a reduction in occupancy and distribution costs. Merchandise margins were consistent with last year’s first quarter.
A.J. Wright

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
Net sales	$144.2	$137.3
Segment loss	$(3.0)	$(2.8)
Segment loss as a percentage of net sales	(2.1)%	(2.0)%
Percent increase in same store sales:	1%	3%
Stores in operation at end of period	127	156
Selling square footage at end of period (in thousands)	2,541	3,137
A.J. Wright’s net sales increased 5% for the first quarter as compared to the same period last year. Same store sales increased 1% for the first quarter of fiscal 2008 compared to an increase of 3% for the same period last year. Segment loss increased slightly to $3 million, while segment margin decreased slightly to (2.1%). As a percent of sales, A.J. Wright’s expenses decreased across major categories, particularly distribution center costs, other store costs, administrative costs and occupancy costs. These improvements in segment margin were offset by a decline in merchandise margin, primarily due to the unseasonably cold weather during much of the quarter which resulted in higher markdowns during the period.
The table above presents A.J. Wright’s operating results from continuing operations. Stores in operation and selling square footage for the first quarter of last year include the store counts and square footage for the stores in operation at that time that were reclassed to discontinued operations in the fourth quarter of fiscal 2007. The operating results of these stores, classified as discontinued operations, generated net sales of $25.2 million and a segment loss of $0.1 million in last year’s first quarter.
Bob’s Stores

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
Net sales	$64.0	$63.3
Segment loss	$(6.6)	$(6.2)
Segment loss as a percentage of net sales	(10.3)%	(9.8)%
Percent (decrease) increase in same store sales:	(1)%	2%
Stores in operation at end of period	35	35
Selling square footage at end of period (in thousands)	1,275	1,276
Bob’s Stores’ net sales were essentially flat for the first quarter of fiscal 2008 compared to the same period last year. Same store sales decreased 1% in the first quarter, and segment loss increased slightly to $6.6 million. The same store sales decline and increase in segment loss were mainly due to the unseasonably cold weather in the Northeast, where Bob’s Stores’ store base is concentrated. Merchandise margins were up 0.9 percentage points reflecting Bob’s Stores ability to leverage TJX’s buying power. The improvement in merchandise margin was offset by higher expense ratios, particularly advertising expense, which delevered on the 1% same stores sales decrease. We continue to evaluate this business and assess its potential for future growth.
General corporate expense

	Thirteen Weeks Ended
	April 28,	April 29,
	2007	2006
General corporate expense	$23.0	$32.6
General corporate expense for segment reporting purposes refers to those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The decrease in general corporate expense for the current first quarter as compared to last year reflected a reduction in stock and incentive compensation of $3 million as well as a reduction in foreign currency transaction losses of $3 million. In addition, general corporate expense for last year included a $4 million charge for its share of the cost of the workforce reduction.
Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $17 million for the three months ended April 28, 2007, compared to $51 million for the three months ended April 29, 2006. In the first quarter of fiscal 2008, the change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $51 million, compared to $47 million in last year’s first quarter. Operating cash flows for the first quarter of fiscal 2008, as compared to the prior year, were also reduced by an increase in accounts receivable of $26 million and other assets of $12 million, partially offset by a favorable change in prepaid expenses and other current assets of $10 million.
Investing activities relate primarily to property additions for new stores, store improvements and renovations and investment in our distribution network. Cash outlays for property additions amounted to $95 million in the three months ended April 28, 2007, essentially flat compared to $96 million in the same period last year. We anticipate that capital spending for fiscal 2008 will be approximately $500 million.

Cash flows from financing activities resulted in net cash outflows of $11 million for the quarter ended April 28, 2007 compared to $146 million for the quarter ended April 29, 2006. Typically, the majority of this outflow relates to our share repurchase program. In last year’s first quarter, we repurchased and retired 7.2 million shares of our common stock at a cost of $177 million. We reflect stock repurchases in our financial statements on a cash basis (settlement date), which amounted to $165 million for the three-month period ended April 29, 2006. Upon the discovery of the Computer Intrusion in December 2006, we temporarily suspended our share repurchase activity. We resumed our share repurchase activity at the very end of the first quarter pursuant to a Rule 10b5-1 plan, spending $6 million on the repurchase of TJX stock in the quarter. These repurchases did not settle until the second quarter and therefore are not reflected in our first quarter balance sheet or statement of cash flows. Through April 28, 2007, under our current $1 billion multi-year stock repurchase program, we spent $570 million on the repurchase of 22.5 million shares of TJX common stock. In January 2007, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $1 billion of TJX common stock from time to time, which is in addition to the $430 million remaining in the existing plan as of the end of the first quarter.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. We have a commercial paper program pursuant to which we issue commercial paper from time to time. Our $500 million revolving credit facility maturing May 2010 and our $500 million revolving credit facility maturing May 2011 serve as back up to our commercial paper program. These credit facilities have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. As of April 28, 2007 and April 29, 2006, we had no short-term debt outstanding. The availability under our revolving credit facilities was $1 billion at April 28, 2007 and April 29, 2006. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
Recently Issued Accounting Pronouncements
We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in the first quarter of fiscal year 2008. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial statement purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the implementation, we recognized a charge of approximately $27.2 million to the retained earnings balance at the beginning of fiscal 2008. In addition, as a result of the adoption, certain amounts that were historically netted within other liabilities were reclassified to other assets. As of the adoption date we had $124.6 million of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of April 28, 2007, we have $127.8 million of unrecognized tax benefits.
We are subject to U.S federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.
Our continuing accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $33.7 million as of April 28, 2007 and $32.0 million as of January 27, 2007.
Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as January 27, 2007. However, based on the status of current audits and the protocol of finalizing audits, which may include formal legal proceedings, it is not possible to estimate the impact of such changes, if any, to previously recorded uncertain tax positions. There have been no significant changes to the status of these items as of April 28, 2007.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -An amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. We adopted SFAS No. 158 during the fiscal year ended January 27, 2007. We deferred the implementation of the provisions of the statement requiring measurement of plan assets and obligations as of January 27, 2007. The impact of adopting these provisions in the first quarter ended April 28, 2007 was to increase our liabilities by $2.7 million with a charge of a similar amount to retained earnings.
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
Potential Liabilities in Connection with Computer Intrusion
As discussed in the Form 10-K for fiscal 2007, we face potential liabilities from customers, banks, payment card companies and governmental entities with respect to the Computer Intrusion. Certain banks have sought, and other banks and payment card companies may seek, either directly against us or through claims against our acquiring banks as to which we may have an indemnity obligation, payment of or reimbursement for fraudulent card charges and operating expenses (such as costs of replacing and/or monitoring payment cards thought by them to have been placed at risk by the Computer Intrusion) that they believe they have incurred by reason of the Computer Intrusion. We do not know the extent of any fraudulent use of any of the payment card information believed stolen and have limited information about alleged fraudulent use. We have been advised by law enforcement authorities that they are investigating fraudulent use of payment card information believed stolen from our computer system in the course of the Computer Intrusion, but we do not know the details of those investigations. Some banks and payment card companies earlier advised us that they found what they considered to be preliminary evidence of possible fraudulent use of payment card information that may have been stolen from us, but they did not share with us the details of those preliminary findings. Several inter-bank payment card issuers initiated so-called “compliance claims” against certain of our acquiring banks purportedly under the rules of payment card associations to which they belong seeking reimbursement, to our knowledge, of a total of approximately $4 million from our acquiring banks for losses those issuers claim to have incurred by reason of fraudulent payment card transactions allegedly made with counterfeit payment cards allegedly created using payment card transaction information allegedly stolen in the Computer Intrusion. In addition, our acquiring bank in the U.K. has requested a third-party evaluation of alleged fraudulent charges on payment card accounts of certain issuing banks, in response to assertions by those issuing banks that they believe there was a significant risk that the alleged fraudulent activity was linked to data compromised in the Computer Intrusion; these assertions could result in claims against us or against our U.K. acquiring bank. Our acquiring banks have each asserted a right to be indemnified by us for any losses it incurs by reason of these and similar claims. We do not know whether additional compliance claims will be initiated in the future by these or other payment card issuers or what amounts would be sought by any such additional claims, and we have no reason to believe that the aggregate amount sought by the compliance claims or potential compliance claims that have been initiated to date would in any way correlate to or be reflective of the aggregate amount sought by any such additional claims. In addition, payment card companies and associations may seek to impose fines by reason of the Computer Intrusion.
In addition, various litigation and claims have been (or may be) asserted against us and/or our acquiring banks on behalf of customers (including various putative class actions seeking in the aggregate to represent all customers in the United States, Puerto Rico and Canada whose transaction information was allegedly compromised or placed at risk of being compromised by the Computer Intrusion), banks and payment card companies seeking damages allegedly arising out of the Computer Intrusion and other related relief (including a putative class action seeking to represent all financial institutions that suffered injuries from the Computer Intrusion and shareholders). We intend to defend such litigation and claims vigorously, although we cannot predict the outcome of such litigation and claims. In addition, various governmental agencies are investigating the Computer Intrusion, and although we are cooperating in such investigations, we may be subject to fines or other obligations as a result of those investigations. Regardless of their outcomes, claims, litigation and proceedings of these types are expensive and could require us to devote substantial resources and time to defending them.

We recorded charges in the fourth quarter of fiscal 2007 and first quarter of fiscal 2008 for costs incurred in those periods that were directly related to the Computer Intrusion. These direct costs included costs for investigating and containing the Computer Intrusion, further strengthening our computer security and systems, communicating with customers, and technical, legal and other related costs. These were incremental costs we would not have otherwise incurred and did not include any costs for capital expenditures. Beyond these charges, we do not have enough information to reasonably estimate the costs we expect to incur and the losses we may incur arising from the Computer Intrusion, and as a result, no liability for losses with respect to the Computer Intrusion was recorded as of April 28, 2007. Losses that we may incur as a result of the Computer Intrusion include losses arising out of claims by payment card associations and banks, customers, shareholders, governmental entities and others; direct and incremental technical, legal, computer systems and other expenses; and other potential liabilities, costs and expenses. Such losses could be material to our results of operations, financial condition and cash flows. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
Forward-looking Statements
Various statements made in this Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future, including projections of earnings per share and same store sales, are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: the results and effects of the Computer Intrusion including the outcome of our investigation, the extent of customer information compromised and consequences to our business including effects on sales and liabilities and costs; our ability to successfully expand our store base and increase same store sales; fluctuations in quarterly operating results; risks of expansion and costs of contraction; our ability to successfully implement our opportunistic inventory strategies and to effectively manage our inventories; successful advertising and promotion; consumer confidence, demand, spending habits and buying preferences; risks associated with the seasonality of our business, particularly the effects of a decrease in sales or margins during the second half of the year; effects of unseasonable weather; competitive factors; factors affecting availability of store and distribution center locations on suitable terms; factors affecting our recruitment and employment of associates; factors affecting expenses; success of our acquisition and divestiture activities; our ability to successfully implement technologies and systems and protect data; our ability to continue to generate adequate cash flows; our ability to execute the share repurchase program; availability and cost of financing; general economic conditions, including gasoline prices; potential disruptions due to wars, natural disasters and other events beyond our control; changes in currency and exchange rates; import risks; risks inherent in foreign operations; adverse outcomes for any significant litigation; changes in laws and regulations and accounting rules and principles; adequacy of reserves; closing adjustments; effectiveness of internal controls; and other factors that may be described in our filings with the Securities and Exchange Commission. These risks and uncertainties are discussed in Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended January 27, 2007 and in this and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not enter into derivatives for speculative or trading purposes.
Foreign Currency Exchange Rate Risk
     We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Notes A and E to the consolidated financial statements, on pages F-13 through F-17 of the Annual Report on Form 10-K for the fiscal year ended January 27, 2007, we hedge with derivative financial instruments a significant portion of our net investment in foreign operations, intercompany transactions with these operations, and some merchandise purchase commitments incurred by these operations. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts designed to offset the gains or losses in the underlying exposures; most of these gains and losses are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 27, 2007, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest we earned and paid. In addition, changes in the gross amount of our borrowings will affect the impact on our future interest expense of future changes in interest rates. We occasionally enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year. As of January 27, 2007, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Market Risk
     The assets of our qualified pension plan, a large portion of which is invested in equity securities, are subject to the risks and uncertainties of the public stock market. We allocate the pension assets in a manner that attempts to minimize and control our exposure to these market uncertainties.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 28, 2007 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended April 28, 2007 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Computer Intrusion Litigation. As discussed in TJX’s Form 10-K for fiscal 2007, putative class actions have been filed against TJX in state and federal courts in Alabama, California, Illinois, Massachusetts, Michigan, Ohio and Puerto Rico, and in provincial Canadian courts in Alberta, British Columbia, Manitoba, Ontario, Quebec and Saskatchewan, putatively on behalf of customers, including all customers in the United States, Puerto Rico and Canada, whose transaction data were allegedly compromised by the Computer Intrusion, and putative class actions have also been filed against TJX in federal court in Massachusetts putatively on behalf of all financial institutions which issued credit and debit cards purportedly used at TJX stores during the period of the Computer Intrusion. The actions assert claims, generally, for negligence and related common-law and/or statutory causes of action stemming from the Computer Intrusion, and seek various forms of relief including damages, related injunctive or equitable remedies, multiple or punitive damages, and attorneys’ fees. In addition to the actions referenced in TJX’s Form 10-K for fiscal 2007, the following actions and consolidated complaints have been filed:
     On April 17, 2007, a putative class action was filed in the United States District Court for the Northern District of Illinois, Robinson v. TJX Companies, Inc., et al., 07-cv-02139. The plaintiffs purport to represent a class of all persons and entities in the United States and Canada who entered into credit or debit card transactions, or any other transaction which involved the transmission of personal and/or financial information, with TJX whose personal and/or financial information was stored in defendants’ databases and/or computer systems during the time-period that security was compromised. The complaint asserts a claim for negligence, and also names Fifth Third Bancorp as a defendant. Plaintiff seeks compensatory damages, injunctive relief, credit monitoring, attorneys’ fees and costs.
     On April 18, 2007, a putative class action was filed in the United States District Court for the District of Massachusetts, Arians, et al. v. TJX Companies, Inc., et al., 07-cv-10754. The plaintiffs purport to represent a class of all TJX customers who made credit and debit card transactions at TJX’s stores during the period that the security of defendant’s computer systems was compromised and the privacy or security of whose credit card, check card, or debit card account, transaction, or non-public information was compromised. The complaint asserts claims for negligence per se, negligence, breach of contract and bailment, and also names Fifth Third Bancorp as a defendant. The plaintiffs seek compensatory damages, injunctive relief, credit monitoring, attorneys’ fees and costs.
     On April 20, 2007, a putative class action was filed in the United States District Court for the District of Massachusetts, Mascolo-Brown, et al. v. TJX Companies, Inc., et al., 07-cv-10769. The plaintiffs purport to represent a class of all TJX customers who made credit and debit card transactions at TJX’s stores during the period that the security of defendant’s computer systems was compromised and the privacy or security of whose credit card, check card, or debit card account, transaction, or non-public information was compromised. The complaint asserts claims for negligence per se, negligence, breach of contract and bailment, and also names Fifth Third Bancorp as a defendant. The plaintiffs seek compensatory damages, injunctive relief, credit monitoring, attorneys’ fees and costs.
     On April 25, 2007, a putative class action was filed against TJX in the United States District Court for the District of Massachusetts, Massachusetts Bankers Association, et al. v. TJX Companies, Inc., 07-cv-10791. The plaintiffs purport to represent a class of financial institutions that have suffered damages and/or harm as a result of data breaches with respect to personal and financial information of customers who used debit or credit cards at TJX’s retail stores. The complaint asserts claims for negligent misrepresentation, violations of Massachusetts General Laws, c. 93A, § 11, negligence and breach of contract. Plaintiffs seek compensatory damages, treble damages with respect to the statutory violation claim, injunctive relief, attorneys’ fees, costs and interest.
     On April 30, 2007, a putative class action was filed in the United States District Court for the Western District of Michigan, Wardrop v. TJX Companies, Inc., 07-cv-00430. The plaintiff purports to represent a class of all persons whose personal, financial and/or transaction data was accessed by unauthorized persons while in the possession, custody or control of TJX. The complaint asserts claims for negligence, breach of contract and bailment. The plaintiff seeks compensatory damages, injunctive relief, a fund to compensate future damages, credit monitoring, attorneys’ fees, interest and costs.

     On May 17, 2007, a putative class action was filed in the United States District Court for the Southern District of Ohio, Taliaferro, et al. v. TJX Companies, Inc., et al., 07-cv-00388. The plaintiffs purport to represent a class of all TJX customers who made credit and debit card transactions at TJX’s stores during the period that the security of defendants’ computer systems was compromised and the privacy or security of whose credit card, check card, or debit card account, transaction, or non-public information was compromised. The complaint asserts claims for negligence, negligence per se, breach of contract and bailment, and also names Fifth Third Bancorp as a defendant. The plaintiff seeks compensatory damages, injunctive relief, credit monitoring, attorneys’ fees and costs.
     On May 23, 2007, a putative class action was filed in the United States District Court for the Eastern District of Texas, Lack, et al. v. TJX Companies, Inc., et al., 07-cv-00233. The plaintiffs purport to represent a class of themselves and all other similarly situated persons and entities in Texas who had sensitive personal information stolen and/or compromised as a result of the TJX breach. The complaint asserts claims for violations of the Texas Identity Theft Enforcement and Protection Act, breach of fiduciary duty, negligence, negligence per se, breach of contract and bailment, and also names Fifth Third Bancorp as a defendant. The plaintiffs seek compensatory damages, attorneys’ fees, interest and costs.
     On May 23, 2007, a putative class action was filed in the United States District Court for the Western District of Missouri, Lamb. v. TJX Companies, Inc., et al., 07-cv-00379. The plaintiff purports to represent a class of all persons or entities in Missouri who entered into credit or debit card transactions, or any other transaction which involved the transmission of personal and/or financial information, with TJX whose personal and/or financial information was stored in defendants’ databases and/or computer systems during the time-period that security was compromised. The complaint asserts a claim for negligence, and also names Fifth Third Bancorp as a defendant. The plaintiff seeks credit monitoring, injunctive relief, compensatory damages, attorneys’ fees and costs.
     On May 23, 2007, a putative class action was filed in the United States District Court for the Northern District of Illinois, Roberts v. TJX Companies, Inc., et al., 07-cv-02887. The plaintiff purports to represent a class of all other similarly situated persons or entities in Illinois who had sensitive personal information stolen and/or compromised as a result of the TJX breach. The complaint asserts claims for breach of fiduciary duty, negligence, negligence per se, breach of contract and bailment, and also names Fifth Third Bancorp as a defendant. The plaintiff seeks compensatory damages, attorneys’ fees, interest and costs.
     Mace v. TJX Companies, Inc. pending in the United States District Court for the District of Massachusetts has been administratively designated as the lead case with respect to all actions pending in the District of Massachusetts, which have been consolidated. In those consolidated proceedings, a consolidated customer complaint naming TJX and Fifth Third Bancorp as defendants was filed on May 9, 2007, in which several named customer plaintiffs purport to represent a class of all persons or entities in the United States who shopped at TJX’s stores in the United States, made a purchase or return, have had personal or financial data stolen or compromised from TJX’s computer systems, and who were damaged thereby. The consolidated customer complaint asserts claims for negligence, breach of contract, breach of implied contract, and violations of Massachusetts Gen. Laws ch. 93A, §§9 and 11 and seeks compensatory damages, treble damages as to the statutory violation claim, injunctive relief, attorneys’ fees, interest and costs. In addition, a consolidated financial institution complaint against TJX as a defendant was filed in these consolidated proceedings on May 23, 2007, in which several named financial institution plaintiffs purport to represent a class of financial institutions that have suffered damages and/or harm as a result of data breaches set forth herein with respect to personal and financial information of customers who used debit or credit cards at TJX’s retail stores. The consolidated financial institution complaint against TJX asserts claims for negligent misrepresentation, violations of Massachusetts General Laws, c. 93A, §11, negligence and breach of contract and seeks compensatory damages, treble damages with respect to the statutory violation claim, injunctive relief, attorneys’ fees, interest and costs. A separate consolidated financial institution complaint was also filed in these consolidated proceedings on May 23, 2007 asserting claims against Fifth Third Bancorp and Fifth Third Bank.
     The Arkansas Carpenters Pension Fund, the purported beneficial holder of 4,500 shares of TJX common stock, commenced an action in the Delaware Chancery Court, New Castle County, No. 2806, under Section 220 of the Delaware General Corporation Law demanding to inspect certain of TJX’s books and records relating to the Computer Intrusion and TJX’s response to the Computer Intrusion. As relief, the Arkansas Carpenters Pension Fund seeks the right to inspect records dating back to 2003, as well as its attorneys’ fees and costs.
     TJX intends to defend all of these actions vigorously.

Government Investigations. As discussed in TJX’s Form 10-K for fiscal 2007, a number of government agencies are conducting investigations as to whether TJX as a result of the Computer Intrusion may have violated laws regarding consumer protection and related matters. Thirty-seven state Attorneys General are participating in the multi-state Attorneys General investigation, and TJX has received nearly identical civil investigative demands or subpoenas from eleven of these Attorneys General.
TJX has been cooperating in each of the government investigations.
Other Litigation. Putative class actions have been filed against TJX for alleged willful violations of 15 U.S.C. § 1681c(g) based upon the alleged electronic printing at certain T.J. Maxx and Marshalls stores of customer receipts bearing more than the last five digits of the customers’ credit or debit card number and/or the expiration date of the credit or debit card. The complaints seek statutory damages of not less than $100 and not more than $1,000 for each violation, punitive damages, and costs and attorneys’ fees. The actions are Clark v. Marshalls of MA, Inc., The TJX Companies, Inc. and Marshalls of CA, LLC (Case No. 2:06-CV-08135-ABC-(SHx)) (filed in the United States District Court, Central District of California, on December 20, 2006); Bersekian v. TJ Maxx of CA, LLC, and the TJX Companies, Inc. (Case No. 2:07-CV-00503-R-(JWJ) filed in the United States District Court, Central District of California, on January 19, 2007); Tolley-McNerney v. TJX Companies, Inc., dba T.J. Maxx and Marshalls (Case No. 3:07-CV-0091-ECR-(RAM) filed in the United States District Court, District of Nevada, on February 27, 2007); Ramirez v. The TJX Companies (Case No. 2:07-CV-2115-KHV-(DJW) filed in the United States District Court, District of Kansas, on March 16, 2007); Mendez v. The TJX Companies, Inc. (Case No. 1:07-cv-02486 filed in the United States District Court, District of Illinois, on May 3, 2007); Caranci v. Marshalls of MA, Inc., and TJX Companies, Inc. (Case No. 1:07-CV-00173-ML-(DLM) filed in the United States District Court, District of Rhode Island, on May 16, 2007) and Ivanova v. TJX Companies Inc., dba Marshall’s and Marshall’s of MA Inc., dba Marshall’s (Case No. 07c 3082 filed in the United States District Court, Northern District of Illinois on June 1, 2007).
TJX filed a motion with the Judicial Panel on Multidistrict Litigation, MDL Docket No. 1853, to have the actions transferred for consolidated pre-trial proceedings to the United States District Court for the District of Kansas — Kansas City. Three plaintiffs requested that the actions be transferred to the United States District Court, Central District of California. TJX intends to defend all of these actions vigorously.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K for the fiscal year ended January 27, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases

The number of shares of common stock we repurchased (on a “trade-date” basis) during the first quarter of fiscal 2007 and the average price per share we paid is as follows:

			(c)	(d) Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
	(a) Total	(b)	as Part of	Shares that May Yet
	Number of Shares	Average Price	Publicly Announced	Be Purchased Under
	Purchased	Paid Per Share(1)	Plans or Programs(2)	Plans or Programs
January 28, 2007 through February 24, 2007	—	—	—	$1,436,197,058

February 25, 2007 through March 31, 2007	—	—	—	$1,436,197,058

April 1, 2007 through April 28, 2007	200,000	28.38	200,000	$1,430,520,798

Total:	200,000		200,000

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	In October 2005, our Board of Directors approved a repurchase program to repurchase up to $1 billion of TJX common stock from time to time. In January 2007, our Board of Directors approved a new repurchase program to repurchase up to $1 billion of TJX common stock from time to time, in addition to the $430 million remaining as of April 28, 2007 under the October 2005 plan. As of April 28, 2007, we had repurchased 22.5 million shares at a cost of $570 million under this program.
Item 6. Exhibits
10.1	The TJX Companies, Inc Management Incentive Plan, as amended, is filed herewith.

10.2	The TJX Companies, Inc Long Range Performance Incentive Plan, as amended, is filed herewith.

10.3	The Employment Agreement dated as of January 28, 2007 with Carol Meyrowitz is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 10, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.

(Registrant)

Date: June 7, 2007	/s/ Jeffrey G. Naylor

Jeffrey G. Naylor, Senior Executive Vice President
and Chief Financial and Administrative Officer, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	The TJX Companies, Inc Management Incentive Plan, as amended, is filed herewith.
10.2	The TJX Companies, Inc Long Range Performance Incentive Plan, as amended, is filed herewith.
10.3	The Employment Agreement dated as of January 28, 2007 with Carol Meyrowitz is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 10, 2007.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.