Form 10-Q
period 2007-07-28
TJX COMPANIES INC /DE/
filed 2007-08-24
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 28, 2007
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
     YES ☐ NO ☑.
The number of shares of registrant’s common stock outstanding as of July 28, 2007: 444,622,262

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	July 28,	July 29,
	2007	2006
Net sales	$4,313,298	$3,963,659

Cost of sales, including buying and occupancy costs	3,277,697	3,034,323
Selling, general and administrative expenses	749,051	693,264
Provision for Computer Intrusion related costs	195,918	—
Interest (income) expense, net	(1,400)	5,413

Income from continuing operations before provision for income taxes	92,032	230,659
Provision for income taxes	33,000	91,835

Income from continuing operations	59,032	138,824

(Loss) from discontinued operations, net of income taxes	—	(668)

Net income	$59,032	$138,156

Basic earnings per share:
Income from continuing operations	$0.13	$0.31
(Loss) from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$0.13	$0.31
Weighted average common shares – basic	447,984	452,132

Diluted earnings per share:
Income from continuing operations	$0.13	$0.29
(Loss) from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$0.13	$0.29
Weighted average common shares – diluted	473,319	477,485

Cash dividends declared per share	$0.09	$0.07
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	July 28,	July 29,
	2007	2006
Net sales	$8,421,379	$7,834,915

Cost of sales, including buying and occupancy costs	6,394,912	5,957,172
Selling, general and administrative expenses	1,458,328	1,377,430
Provision for Computer Intrusion related costs	215,922	—
Interest (income) expense, net	(3,476)	9,172

Income from continuing operations before provision for income taxes	355,693	491,141
Provision for income taxes	134,553	188,455

Income from continuing operations	221,140	302,686

(Loss) from discontinued operations, net of income taxes	—	(721)

Net income	$221,140	$301,965

Basic earnings per share:
Income from continuing operations	$0.49	$0.66
(Loss) from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$0.49	$0.66
Weighted average common shares – basic	450,775	455,654

Diluted earnings per share:
Income from continuing operations	$0.47	$0.63
(Loss) from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$0.47	$0.63
Weighted average common shares – diluted	476,133	481,438

Cash dividends declared per share	$0.18	$0.14
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	July 28,	January 27,	July 29,
	2007	2007	2006
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$533,786	$856,669	$273,717
Accounts receivable, net	147,502	115,245	119,482
Merchandise inventories	3,050,201	2,581,969	2,923,434
Prepaid expenses and other current assets	299,790	159,105	322,245
Current deferred income taxes, net	94,369	35,825	13,938

Total current assets	4,125,648	3,748,813	3,652,816

Property at cost:
Land and buildings	275,119	268,056	259,899
Leasehold costs and improvements	1,704,568	1,628,867	1,564,193
Furniture, fixtures and equipment	2,510,107	2,373,117	2,280,490

Total property at cost	4,489,794	4,270,040	4,104,582
Less accumulated depreciation and amortization	2,400,714	2,251,579	2,105,731

Net property at cost	2,089,080	2,018,461	1,998,851

Property under capital lease, net of accumulated amortization of $13,773; $12,657 and $11,540, respectively	18,799	19,915	21,032
Non-current deferred income taxes, net	—	—	10,402
Other assets	203,523	115,613	130,194
Goodwill and tradename, net of amortization	182,865	182,898	183,217

TOTAL ASSETS	$6,619,915	$6,085,700	$5,996,512

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$1,929	$1,854	$1,782
Short-term debt	—	—	140,871
Accounts payable	1,714,717	1,372,352	1,561,525
Accrued expenses and other liabilities	1,155,337	1,008,774	1,043,224

Total current liabilities	2,871,983	2,382,980	2,747,402

Other long-term liabilities	754,658	583,047	562,011
Non-current deferred income taxes, net	5,323	21,525	—
Obligation under capital lease, less portion due within one year	21,398	22,382	23,327
Long-term debt, exclusive of current installments	812,275	785,645	789,090
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 444,622,262; 453,649,813 and 449,499,006, respectively	444,622	453,650	449,499
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(24,983)	(33,989)	(36,571)
Retained earnings	1,734,639	1,870,460	1,461,754

Total shareholders’ equity	2,154,278	2,290,121	1,874,682

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,619,915	$6,085,700	$5,996,512

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	July 28,	July 29,
	2007	2006
Cash flows from operating activities:
Net income	$221,140	$301,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,144	172,542
Property disposals	5,695	3,494
Deferred income tax provision	(66,582)	(8,515)
Amortization of stock compensation expense	30,000	38,971
Excess tax benefits from stock compensation expense	(3,654)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(29,975)	21,980
(Increase) in merchandise inventories	(433,630)	(542,315)
(Increase) in prepaid expenses and other current assets	(122,796)	(161,732)
Increase in accounts payable	320,370	239,248
Increase in accrued expenses and other liabilities	124,176	114,332
Other	(1,537)	24,113

Net cash provided by operating activities	224,351	204,083

Cash flows from investing activities:
Property additions	(216,997)	(179,366)
Proceeds from repayments on note receivable	370	343

Net cash (used in) investing activities	(216,627)	(179,023)

Cash flows from financing activities:
Proceeds from borrowings of short-term debt	—	140,871
Payments on capital lease obligation	(909)	(839)
Cash payments for repurchase of common stock	(332,599)	(375,013)
Proceeds from sale and issuance of common stock	45,719	72,404
Excess tax benefits from stock compensation expense	3,654	—
Cash dividends paid	(72,546)	(59,677)

Net cash (used in) financing activities	(356,681)	(222,254)

Effect of exchange rates on cash	26,074	5,262

Net (decrease) in cash and cash equivalents	(322,883)	(191,932)
Cash and cash equivalents at beginning of year	856,669	465,649

Cash and cash equivalents at end of period	$533,786	$273,717

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive
	Shares	$1	Capital	Income (Loss)	Retained Earnings	Total
Balance, January 27, 2007	453,650	$453,650	$—	$(33,989)	$1,870,460	$2,290,121
Comprehensive income:
Net income	—	—	—	—	221,140	221,140
Gain due to foreign currency translation adjustments	—	—	—	24,405	—	24,405
(Loss) on net investment hedge contracts	—	—	—	(15,550)	—	(15,550)
Gain on cash flow hedge contract	—	—	—	771	—	771
Amount of OCI reclassified to net income	—	—	—	(620)	—	(620)

Total comprehensive income						230,146
Cash dividends declared on common stock	—	—	—	—	(81,127)	(81,127)
Restricted stock issued	239	239	(239)	—	—	—
Amortization of stock compensation expense	—	—	30,000	—	—	30,000
Issuance of common stock under stock incentive plan and related tax effect	2,543	2,543	44,016	—	—	46,559
Common stock repurchased	(11,810)	(11,810)	(73,777)	—	(247,012)	(332,599)
Implementation of FIN 48	—	—	—	—	(27,181)	(27,181)
Implementation of SFAS 158 measurement provisions	—	—	—	—	(1,641)	(1,641)

Balance, July 28, 2007	444,622	$444,622	$—	$(24,983)	$1,734,639	$2,154,278

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
1.	The results for the first six months are not necessarily indicative of results for the full fiscal year because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 27, 2007.
3.	During the fourth quarter of fiscal 2007, TJX closed 34 of its A.J. Wright stores and recorded the cost to close the stores, as well as operating results of those stores, as discontinued operations. Accordingly, the financial statements for the prior period ended July 29, 2006 have been adjusted to report the operating results of the closed stores as discontinued operations.
4.	The periods ended July 28, 2007 include after-tax charges of approximately $118 million ($196 million pre-tax), or $0.25 per share, for the second quarter and $130 million ($216 million pre-tax), or $0.27 per share, for the first six months with respect to the previously announced unauthorized intrusion or intrusions into portions of its computer system and related theft of customer data (collectively, the “Computer Intrusion”). These charges include after-tax costs of $11 million ($18 million pre-tax), or $0.02 per share, for the second quarter and $23 million ($38 million pre-tax), or $0.04 per share, for the six months, as well as an after-tax accrual of $107 million ($178 million pre-tax), or $0.23 per share, for TJX’s estimated exposure to potential losses. As a result of information that became available during and subsequent to the second quarter the Company was able to estimate its probable losses related to the Computer Intrusion. This accrual reflects TJX’s estimation of probable losses in accordance with generally accepted accounting principles and includes an estimation of total potential cash liabilities, from pending litigation, proceedings, investigations and other claims, as well as legal and other costs and expenses, arising from the Computer Intrusion. In addition, TJX expects to incur after-tax, non-cash charges of approximately $21 million, or $0.05 per share, in fiscal 2009. Together, this accrual for estimated cash losses and estimated non-cash charges represent TJX’s best estimate of the total losses TJX expects to incur as a result of the Computer Intrusion. As estimates, they are subject to uncertainty, and our actual costs may vary materially from our current estimates. TJX may decrease or increase its estimates of future expenses or the amount of its accrual based on developments such as the course and resolution of litigation and investigations and new information with respect to the Computer Intrusion and amounts recoverable under insurance policies. Any such decreases or increases may be material.
5.	Total stock-based compensation expense was $15.6 million for the quarter ended July 28, 2007 and $19.4 million for the quarter ended July 29, 2006. Total stock-based compensation expense was $30.0 million for the six months ended July 28, 2007 and $39.0 million for the six months ended July 29, 2006. These amounts include stock option expense as well as restricted stock amortization. There were options to purchase 1.5 and 2.7 million shares of common stock exercised during the second quarter and six months ended July 28, 2007, respectively. There were options to purchase 34.4 million shares of common stock outstanding as of July 28, 2007.

6.	TJX’s cash payments for interest and income taxes are as follows:

	Twenty-Six Weeks Ended
	July 28,	July 29,
	2007	2006
	(in thousands)
Cash paid for:
Interest on debt	$16,119	$15,648
Income taxes	$221,166	$283,122
7.	TJX has a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases associated with 34 closed A.J. Wright stores as well as leases of former TJX businesses. The balance in the reserve and the activity for the six months ended July 28, 2007 and July 29, 2006 is presented below:

	Twenty-Six Weeks Ended
	July 28,	July 29,
	2007	2006
	(in thousands)
Balance at beginning of year:	$57,677	$14,981
Additions to the reserve charged to net income:
Lease related obligations	—	1,555
Interest accretion	910	200
Cash payments against the reserve:
Lease related obligations	(5,762)	(944)
Termination benefits and all other	(2,038)	(5)

Balance at end of period:	$50,787	$15,787

The exit costs related to the 34 closed A.J. Wright stores resulted in an addition to the reserve of $62 million in the fourth quarter of fiscal 2007. The addition to the reserve for the six months ended July 29, 2006 is the result of an adjustment to TJX’s estimated lease obligations of its former businesses. This charge is offset in net income by creditor recoveries of a similar amount.

TJX may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, a former TJX business, for which BJ’s Wholesale Club is primarily liable. The reserve for discontinued operations does not reflect these leases, because TJX believes that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

8.	TJX’s comprehensive income for the second quarter and six months ended July 28, 2007 and July 29, 2006 is presented below:

	Thirteen Weeks Ended
	July 28,	July 29,
	2007	2006
	(in thousands)
Net income	$59,032	$138,156
Other comprehensive income (loss):
Gain due to foreign currency translation adjustments, net of related tax effects	12,167	9,680
(Loss) gain on hedge contracts, net of related tax effects	(7,276)	(5,311)
Gain (loss) on cash flow hedge contracts, net of related tax effects	667	1,788
Amount reclassified from other comprehensive income to net income, net of related tax effects	(263)	(1,608)

Comprehensive income	$64,327	$142,705

	Twenty-Six Weeks Ended
	July 28,	July 29,
	2007	2006
	(in thousands)
Net income	$221,140	$301,965
Other comprehensive income (loss):
Gain due to foreign currency translation adjustments, net of related tax effects	24,405	10,313
(Loss) gain on hedge contracts, net of related tax effects	(15,550)	(4,493)
Gain (loss) on cash flow hedge contracts, net of related tax effects	771	(3,659)
Amount reclassified from other comprehensive income to net income, net of related tax effects	(620)	5,564

Comprehensive income	$230,146	$309,690

9.	The computation of TJX’s basic and diluted earnings per share (EPS) is as follows:

	Thirteen Weeks Ended
	July 28,	July 29,
	2007	2006
	(in thousands, except per share data)
Basic earnings per share
Income from continuing operations	$59,032	$138,156
Weighted average common shares outstanding for basic EPS	447,984	452,132

Basic earnings per share	$0.13	$0.31

Diluted earnings per share
Income from continuing operations	$59,032	$138,156
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1,175	1,152

Income from continuing operations used for diluted EPS calculation	$60,207	$139,308

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	447,984	452,132
Assumed conversion / exercise of:
Stock options and awards	8,430	8,448
Zero coupon convertible subordinated notes	16,905	16,905

Weighted average common shares outstanding for diluted EPS	473,319	477,485

Diluted earnings per share	$0.13	$0.29

	Twenty-Six Weeks Ended
	July 28,	July 29,
	2007	2006
	(in thousands, except per share data)
Basic earnings per share
Income from continuing operations	$221,140	$301,965
Weighted average common shares outstanding for basic EPS	450,775	455,654

Basic earnings per share	$0.49	$0.66

Diluted earnings per share
Income from continuing operations	$221,140	$301,965
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	2,346	2,300

Income from continuing operations used for diluted EPS calculation	$223,486	$304,265

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	450,775	455,654
Assumed conversion / exercise of:
Stock options and awards	8,453	8,879
Zero coupon convertible subordinated notes	16,905	16,905

Weighted average common shares outstanding for diluted EPS	476,133	481,438

Diluted earnings per share	$0.47	$0.63
The average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options for which the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were options to purchase 64,000 shares excluded for the thirteen weeks and twenty-six weeks ended July 28, 2007 and options to purchase 7,956 shares excluded for the thirteen weeks and twenty-six weeks ended July 29, 2006. The 16.9 million shares attributable to the zero coupon convertible subordinated notes are reflected in the diluted earnings per share calculation in all periods presented in accordance with Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

10.	During the quarter ended July 28, 2007, TJX repurchased and retired 12.2 million shares of its common stock at a cost of $344.7 million. For the six months ended July 28, 2007, TJX repurchased and retired 12.4 million shares of its common stock outstanding at a cost of $350.4 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis which amounted to $332.6 million for the six months ended July 28, 2007, compared to $375.0 million for the same period last year. Since the inception of the current $1 billion stock repurchase program, TJX had repurchased 34.7 million shares at a total cost of $914.2 million through July 28, 2007. In January 2007, TJX’s Board of Directors approved a new repurchase program to repurchase up to $1 billion of TJX common stock from time to time, in addition to the amount remaining as of July 28, 2007 under the current plan.

11.	TJX evaluates the performance of its segments based on “segment profit or loss,” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity. The Provision for Computer Intrusion related costs is not allocated to the segments. These charges are not directly attributable to any of the segments and are not considered when assessing performance of the segment or allocating resources to the segment. Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	July 28,	July 29,
	2007	2006
	(in thousands)
Net sales:
Marmaxx	$2,815,636	$2,658,503
Winners and HomeSense	466,158	400,536
T.K. Maxx	484,489	405,440
HomeGoods	327,250	301,347
A.J. Wright	148,526	133,492
Bob’s Stores	71,239	64,341

	$4,313,298	$3,963,659

Segment profit (loss):
Marmaxx	$252,023	$208,265
Winners and HomeSense	47,590	41,477
T.K. Maxx	16,210	17,971
HomeGoods	8,877	4,198
A.J. Wright	(1,663)	(3,955)
Bob’s Stores	(3,476)	(4,037)

	319,561	263,919

General corporate expenses	33,011	27,847
Provision for Computer Intrusion related costs	195,918	—
Interest (income) expense, net	(1,400)	5,413

Income from continuing operations before provision for income taxes	$92,032	$230,659

	Twenty-Six Weeks Ended
	July 28,	July 29,
	2007	2006
	(in thousands)
Net sales:
Marmaxx	$5,545,131	$5,305,205
Winners and HomeSense	860,804	769,346
T.K. Maxx	927,108	754,760
HomeGoods	660,406	607,179
A.J. Wright	292,683	270,746
Bob’s Stores	135,247	127,679

	$8,421,379	$7,834,915

Segment profit (loss):
Marmaxx	$524,629	$477,784
Winners and HomeSense	74,391	69,563
T.K. Maxx	20,826	17,770
HomeGoods	19,086	12,732
A.J. Wright	(4,696)	(6,784)
Bob’s Stores	(10,045)	(10,266)

	624,191	560,799

General corporate expenses	56,052	60,486
Provision for Computer Intrusion related costs	215,922	—
Interest (income) expense, net	(3,476)	9,172

Income from continuing operations before provision for income taxes	$355,693	$491,141

12.	The following represents the net periodic pension cost and related components for the thirteen weeks ended July 28, 2007 and July 29, 2006:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$9,579	$9,678	$198	$305
Interest cost	6,175	5,527	659	633
Expected return on plan assets	(8,090)	(7,248)	—	—
Amortization of prior service cost	14	14	31	119
Recognized actuarial losses	—	1,657	170	327

Total expense	$7,678	$9,628	$1,058	$1,384

The following represents the net periodic pension cost and related components for the twenty-six weeks ended July 28, 2007 and July 29, 2006:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$19,158	$19,356	$396	$610
Interest cost	12,351	11,054	1,417	1,267
Expected return on plan assets	(16,182)	(14,496)	—	—
Amortization of prior service cost	29	28	62	238
Recognized actuarial losses	—	3,314	340	654
Special termination benefit	—	—	168	—

Total expense	$15,356	$19,256	$2,383	$2,769

As a result of voluntary funding contributions made to its funded pension plan in fiscal 2006 and prior years, there was no required funding in fiscal 2007 and TJX does not anticipate any funding requirements for fiscal 2008.

Effective January 1, 2006, TJX amended its postretirement medical plan to eliminate all plan benefits for anyone retiring after January 1, 2006. For retirees enrolled in the plan as of that date and who enroll in Medicare Part D within specified timeframes, the amended plan provides a $35.00 monthly benefit, which is intended to cover the cost of the retiree’s monthly premium payment for Medicare coverage. The reduction in the liability related to this plan amendment is being amortized over the remaining lives of the current participants. The postretirement medical plan generated pre-tax income of $1.7 million for the six months ended July 28, 2007, compared to $1.4 million for the six months ended July 29, 2006.

13.	At July 28, 2007, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed-rate obligation to a floating-rate obligation. TJX designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at July 28, 2007, excluding the estimated net interest receivable, was a liability of $3.3 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $3.3 million.

Also at July 28, 2007, TJX had an interest rate swap on the principal amount of its C$235 million three-year note, converting the interest on the note from floating to a fixed rate of interest at approximately 4.136%. The interest rate swap is designated as a cash flow hedge of the underlying debt. The fair value of the contract, excluding the net interest accrual, amounted to an asset of $2.2 million (C$2.4 million) as of July 28, 2007. The valuation of the swap results in an offsetting adjustment to other comprehensive income.

14.	TJX has a $500 million revolving credit facility maturing May 5, 2010 and a $500 million revolving credit facility maturing May 5, 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to TJX’s commercial paper program. TJX had no outstanding short-term borrowings at July 28, 2007. At July 29, 2006, TJX had $141 million of commercial paper outstanding. The availability under revolving credit facilities at July 28, 2007 and July 29, 2006 was $1 billion and $859 million, respectively.

15.	TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheets include an accrual for in-transit inventory of $372 million at July 28, 2007 and $370 million at July 29, 2006. A liability for a comparable amount is included in accounts payable for the respective period.

16.	TJX adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in the first quarter of fiscal year 2008. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial reporting purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the implementation, TJX recognized a charge of approximately $27.2 million to the retained earnings balance at the beginning of fiscal 2008. In addition, as a result of the adoption, certain amounts that were historically netted within other liabilities were reclassified to other assets. As of the adoption date TJX had $124.6 million of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of July 28, 2007, TJX had $131.5 million of unrecognized tax benefits.

TJX is subject to U.S federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s continuing accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $39.6 million as of July 28, 2007 and $36.3 million as of January 27, 2007.

Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded in the financial statements as of January 27, 2007. However, based on the status of current audits and the protocol of finalizing audits, which may include formal legal proceedings, it is not possible to estimate the impact of such changes, if any, to previously recorded uncertain tax positions. There have been no significant changes to the status of these items as of July 28, 2007.

17.	In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -An amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. The recognition provisions of SFAS No. 158 were adopted by TJX during its fiscal year ended January 27, 2007. TJX deferred the implementation of the measurement provisions of SFAS No. 158 until the current fiscal year (fiscal 2008). The impact of adopting the measurement provisions was to increase our post retirement liabilities by $2.7 million resulting in an after-tax charge of $1.6 million to retained earnings during the first quarter of this fiscal year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. TJX believes the adoption of SFAS No. 157 will not have a material impact on its results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 28, 2007
Compared to
The Thirteen Weeks (second quarter) and Twenty-Six weeks (six months) Ended July 29, 2006
Business Overview
We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. Our T.J. Maxx, Marshalls and A.J. Wright chains in the United States, our Winners chain in Canada, and our T.K. Maxx chain in Europe sell off-price family apparel and home fashions. Our HomeGoods chain in the United States and our HomeSense chain, operated by Winners in Canada, sell off-price home fashions. The target customer for all of our off-price chains, except A.J. Wright, is the middle- to upper-middle income shopper, with the same profile as a department or specialty store customer. A.J. Wright targets the moderate-income customer. Our seven off-price chains are synergistic in their philosophies and operating platforms. Our eighth chain, Bob’s Stores, was acquired in December 2003 and is a value-oriented, branded apparel chain based in the Northeastern United States that offers casual, family apparel and footwear. Bob’s Stores’ target customer demographic spans the moderate- to upper-middle income bracket.
In November 2006, we announced our decision to close 34 A.J. Wright stores as part of a repositioning of the chain. The following discussion focuses on our results from continuing operations, which excludes the results of the closed A.J. Wright stores. The cost to close these stores was recorded as a discontinued operation in the fourth quarter of fiscal 2007 and the operating income or loss from these stores is also presented as a discontinued operation for all periods presented. All references in the following discussion are to continuing operations unless otherwise indicated.
We suffered an unauthorized intrusion or intrusions into portions of our computer system, discovered during the fourth quarter of fiscal 2007, and the related theft of customer data (collectively, the “Computer Intrusion”). For additional information, see “Provision for Computer Intrusion related costs” below and “Item 1-Business” under the caption “Computer Intrusion” in our Annual Report on Form 10-K for fiscal 2007.
Results of Operations
Highlights of our financial performance for the quarter ended July 28, 2007 include the following:
•	Net sales increased 9% to $4.3 billion for the second quarter and 7% to $8.4 billion for the six-month period over last year’s comparable periods. We continued to grow our business, with stores in operation as of July 28, 2007 up 4% and total selling square footage up 4% from a year ago on a continuing operations basis.

•	Consolidated same store sales increased 5% for the second quarter and 4% on a year-to-date basis. Same store sales growth was driven by strong performances across the majority of our businesses. As for merchandise categories, dresses and footwear and accessories performed very well.

•	During the second quarter ended July 28, 2007, TJX accrued $178.1 million, pre-tax, for estimated losses in connection with the Computer Intrusion. This accrual was in addition to pre-tax costs incurred of $17.8 million during the fiscal 2008 second quarter and $37.8 million of costs incurred for the fiscal 2008 six month period.

•	Our second quarter pre-tax margin (the ratio of pre-tax income to net sales) was 2.1% as compared to 5.8% for the same period last year. Year-to-date, our pre-tax margin was 4.2% compared to 6.3% for the same period last year. The Provision for Computer Intrusion related costs, which was 4.5% of net sales for the second quarter of fiscal 2008 and 2.6% of net sales for the year-to-date period, more than offset what would otherwise have been an increase in our pre-tax margin.

•	Our cost of sales ratios improved in both the quarter and year-to-date periods, primarily due to improved merchandise margins as well as leverage in buying and occupancy costs behind strong same store sales as well as cost management. Selling, general and administrative ratios also improved for both the quarter and year-to-

date periods due to leverage on strong same store sales and our cost containment initiatives. These improvements were partially offset by a planned increase in marketing expense.

•	Income from continuing operations for this year’s second quarter was $59.0 million, or $0.13 per diluted share, (which includes an after-tax charge of $118.2 million, or $0.25 per diluted share, for the charges relating to the Computer Intrusion) and compares to income from continuing operations of $138.8 million, or $0.29 per diluted share, in last year’s second quarter. Income from continuing operations for the six months ended July 28, 2007 was $221.1 million, or $0.47 per diluted share, (which includes an after-tax charge of $130.2 million, or $0.27 per diluted share, for the charges relating to the Computer Intrusion) and compares to income from continuing operations of $302.7 million, or $0.63 per diluted share, for the same period last year.

•	During the second quarter ended July 28, 2007, we repurchased 12.2 million shares of our common stock at a cost of $345 million. Repurchases had been suspended during most of the first quarter as a result of the discovery of the Computer Intrusion. We expect to repurchase approximately $900 million of TJX stock during fiscal 2008.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of July 28, 2007 were up 2% from the prior year, versus a decrease of 4% as of July 29, 2006 from the comparable prior year period. Approximately one-half of this increase as of July 28, 2007 is due to foreign currency exchange rates.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. All references to earnings per share are diluted earnings per share unless otherwise indicated.
Net sales: Consolidated net sales for the quarter ended July 28, 2007 were $4.3 billion, up 9% from $4.0 billion in last year’s second quarter. The increase in net sales for this year’s second quarter included 5% from same store sales and 4% from new stores. The same store sales increase for this year’s second quarter and last year’s second quarter were favorably impacted by approximately one percentage point from foreign currency exchange rates.
On a year-to-date basis, consolidated net sales for the six months ended July 28, 2007 were $8.4 billion, up 7% over $7.8 billion in last year’s comparable period. The increase in net sales for the six months ended July 28, 2007 includes 4% from same store sales and 3% from new stores. Foreign currency exchange rates favorably impacted same store sales by approximately one percentage point in both the current and prior year six-month periods.
Same store sales increases for both the quarter and six months ended July 28, 2007 reflected an increase in average ticket with transaction volume remaining consistent with that of the prior year. In both the fiscal 2008 first and second quarters, we continued to solidly execute our off-price fundamentals, buying close to need and taking advantage of opportunities in the market place. Our liquid inventory position as we entered the second quarter allowed us to shift inventory dollars into high demand categories (such as dresses).
Net sales for the second quarter and six months ended July 28, 2007 reflected strong same store sales increases across the majority of our businesses. As for merchandise categories, dresses and footwear and accessories were particularly strong. Geographically, sales in Canada and the United Kingdom were above the consolidated average, as were sales in the Northeast and Mid-Atlantic regions of the United States. Sales in the West Coast and Florida trailed the consolidated average.
We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that are expanded in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Consolidated and divisional same store sales are calculated in U.S. dollars. We also provide divisional same store sales in local currency for our foreign divisions because this removes the effect of changes in currency exchange rates, and we believe it is a more appropriate measure of the divisional operating performance.
The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	76.0	76.6	75.9	76.0
Selling, general and administrative expenses	17.4	17.5	17.3	17.6
Provision for Computer Intrusion related costs	4.5	—	2.6	—
Interest (income) expense, net	0.0	0.1	0.0	0.1

Income before provision for income taxes	2.1%	5.8%	4.2%	6.3%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 0.6 percentage points for the quarter ended July 28, 2007 as compared to the same period last year. The decrease is primarily due to improved merchandise margins combined with expense leverage on strong same store sales, primarily in occupancy costs.
On a year-to-date basis, cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased by 0.1 percentage point, as compared to the same period last year. The decrease in this ratio reflects a 0.2 percentage point increase in our consolidated merchandise margin, primarily by increased mark-on. All other buying and occupancy costs remained relatively flat as compared to the same period last year.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, decreased 0.1 percentage point for the second quarter and 0.3 percentage points for the six months ended July 28, 2007 as compared to the same periods last year. This ratio improved due to our continued focus on expense management and leverage on our mid-single digit same store sales. We experienced expense leverage in store payroll, fringe and other store costs. These improvements were partially offset by a planned increase in advertising costs as well as store relocation costs incurred at T.K. Maxx. While advertising costs increased, the remaining components of selling, general and administrative expenses leveraged 0.3 percentage points in the second quarter and 0.4 percentage points for the year-to-date period.
Provision for Computer Intrusion related costs: We face potential liabilities to customers, banks, payment card companies, governmental entities and shareholders with respect to the Computer Intrusion. Certain banks have sought, and other banks and payment card companies may seek, either directly against us or through claims against our acquiring banks as to which we may have indemnity obligations, payment of or reimbursement for fraudulent card charges and operating expenses (such as costs of replacing and/or monitoring payment cards thought by them to have been placed at risk by the Computer Intrusion) that they believe they have incurred by reason of the Computer Intrusion. Each of our acquiring banks has asserted a right to be indemnified by us for any losses it incurs by reason of claims by issuing banks. In addition, payment card companies and associations have imposed, and others may seek to impose, fines by reason of the Computer Intrusion. Various litigation and claims have been, and additional litigation and claims may be, asserted against us and/or our acquiring banks on behalf of customers, banks and payment card companies and shareholders seeking damages allegedly arising out of the Computer Intrusion and other relief related to the Computer Intrusion. We intend to defend such litigation and claims vigorously, although we cannot predict the outcome of any such litigation and claims. Various governmental agencies are investigating the Computer Intrusion, and although we are cooperating in such investigations, we may be subject to fines or other obligations as a result of those investigations.
The periods ended July 28, 2007 include pre-tax charges of approximately $195.9 million for the second quarter and $215.9 million for the six-month period relating to the Provision for Computer Intrusion related costs. These charges include pre-tax costs of $17.8 million for the second quarter and $37.8 million for the six-month period, as well as a pre-tax accrual of $178.1 million for our estimated exposure to potential losses. As a result of information that became available during and subsequent to the second quarter we were able to estimate our probable losses related to the Computer Intrusion. This accrual reflects our estimation of probable losses in accordance with generally accepted accounting principles and includes an estimation of total potential cash liabilities, from pending litigation, proceedings, investigations and other claims, as well as legal and other costs and expenses, arising from the Computer Intrusion. In addition, we expect to incur after-tax, non-cash charges of approximately $21 million, or $0.05 per share, in fiscal 2009. Together, these cash and non-cash charges represent our best estimate of the total losses we expect to incur as a result of the Computer Intrusion. As estimates, they are subject to uncertainty, and our actual costs may vary materially from our current estimates. We may decrease or increase our estimates of future expenses or the amount of our accrual based on developments such as the course and resolution of litigation and investigations and new information with respect to the Computer Intrusion and amounts recoverable under insurance policies. Any such decreases or increases may be material.
Interest (income) expense, net: Interest (income) expense, net amounted to income of $1.4 million for the second quarter of fiscal 2008 compared to expense of $5.4 million for the same period last year. Interest (income) expense, net, amounted to income of $3.5 million for the six-months ended July 28, 2007 compared to expense of $9.2 million for the same period last year. These changes were the result of interest income totaling $11.0 million in the second quarter this year versus $4.3 million for the same period last year and $23.1 million for the six month period this year versus $10.3 million for the same period last year. The additional interest income this year was due to higher cash balances available for investment, partly the result of the temporary suspension of our stock buyback program for most of the fiscal 2008 first quarter, as well as higher interest rates.
Income taxes: The effective income tax rate was 35.9% for the second quarter ended July 28, 2007 compared to 39.8% for last year’s second quarter, and 37.8% for the current year-to-date period as compared to 38.4% for last year’s comparable period. The reduction in the effective income tax rates for the fiscal 2008 second quarter and year-to-date period as compared to comparable prior periods is largely driven by the tax impact on the Provision for Computer Intrusion related costs. The tax impact related to this accrual is recorded at a marginal tax rate which is higher than the effective income tax rate on all other earnings resulting in a reduction in the fiscal 2008 effective income tax rate. In addition, comparison of the second quarter effective income tax rates is impacted by an increase in last year’s second quarter rate due to the non-deductibility of foreign currency losses incurred in fiscal 2007 on certain intercompany loans.
Income from continuing operations: Income from continuing operations for this year’s second quarter was $59.0 million, or $0.13 per diluted share, (which includes an after-tax charge of $118.2 million, or $0.25 per diluted share, relating to the Computer Intrusion) and compares to income from continuing operations of $138.8 million, or $0.29 per diluted share, in last year’s second quarter. Income from continuing operations for the six months ended July 28, 2007 was $221.1 million, or $0.47 per diluted share, (which includes an after-tax charge of $130.2 million, or $0.27 per diluted share, relating to the Computer Intrusion) and compares to income from continuing operations of $302.7 million, or $0.63 per diluted share, for the same period last year. Changes in currency exchange rates had a favorable impact on income from continuing operations of approximately $3 million for the second quarter but did not have a significant impact on our year-to-date earnings.
Discontinued operations and net income: During the fourth quarter of fiscal 2007, we closed 34 A.J. Wright stores and recorded the cost to close the stores, as well as operating results of the stores, as discontinued operations. Accordingly, the financial statements for the prior period ended July 28, 2006 have been adjusted to reflect the operating results of the closed stores as discontinued operations. Net income, which includes the impact of discontinued operations, was $59.0 million, or $0.13 per share for the quarter ended July 28, 2007 compared to $138.2 million, or $0.29 per share, for the quarter ended July 29, 2006. For the six-month period ended July 28, 2007, net income, which includes the impact of discontinued operations, was $221.1 million, or $0.47 per diluted share, compared to $302.0 million, or $0.63 per share last year.
Segment information: The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense, Provision for Computer Intrusion related costs and interest. “Segment profit or loss” as we define the term may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments (U.S. dollars in millions):
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Net sales	$2,815.6	$2,658.5	$5,545.1	$5,305.2
Segment profit	$252.0	$208.3	$524.6	$477.8
Segment profit as a percentage of net sales	9.0%	7.8%	9.5%	9.0%
Percent increase in same store sales	3%	2%	1%	1%
Stores in operation at end of period			1,594	1,536
Selling square footage at end of period (in thousands)			39,078	37,563
Net sales for Marmaxx increased 6% for the second quarter of fiscal 2008 as compared to the same period last year and increased 5% for the six months ended July 28, 2007 as compared to the same period last year. Same store sales for Marmaxx increased 3% for the quarter and 1% for the year-to-date period. We executed our off-price fundamentals well during the second quarter, and our liquid inventory position allowed us to invest inventory dollars in fashion trends with high customer demand. Unseasonable weather for most of the first quarter of fiscal 2008 negatively impacted sales.
Sales at Marmaxx for both the second quarter and six-month periods reflected same store sales increases in footwear and accessories, as well as dresses. During the six months ended July 28, 2007, we added 137 expanded footwear departments to Marshalls stores, and intend to add expanded footwear departments in a total of approximately 240 stores in fiscal 2008. Geographically, same store sales in the Northeast and Mid-Atlantic regions were above the chain average, while same store sales in the West Coast and Florida were below the chain average.
Segment profit for the quarter ended July 28, 2007 grew to $252.0 million, a 21% increase compared to last year’s second quarter. Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) increased to 9.0% from 7.8% last year. Merchandise margins were up 0.9 percentage points for the quarter due to increased mark-on and a reduction in markdowns. We achieved expense leverage (primarily stores and administrative costs) due to our cost containment initiatives, which was partially offset by a planned increase in advertising expense.
Segment profit for the six months ended July 28, 2007 increased 10% to $524.6 million, compared to the same period last year. Segment profit margin was 9.5% for the six-month period in fiscal 2008 vs. 9.0% last year. Segment margin was favorably impacted by merchandise margins, which increased 0.4 percentage points, primarily due to higher markon. As with the quarter, the six-month period also reflects expense leverage (despite a 1% same store sales increase) due to our cost containment initiatives, partially offset by a planned increase in advertising expense.
As of July 28, 2007, Marmaxx’s average per store inventories, including inventory on hand at its distribution centers, were flat as compared to inventory levels at the same time last year, compared to an 8% decrease at July 29, 2006 from the end of the prior year period. As of July 28, 2007 Marmaxx’s total inventory commitment, which includes inventory in our stores and distribution centers as well as merchandise on order, was down versus last year on a per-store basis.

Winners and HomeSense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Net sales	$466.2	$400.5	$860.8	$769.3
Segment profit	$47.6	$41.5	$74.4	$69.6
Segment profit as a percentage of net sales	10.2%	10.4%	8.6%	9.0%
Percent increase in same store sales:
U.S. currency	12%	17%	7%	13%
Local currency	7%	6%	5%	3%
Stores in operation at end of period
Winners			185	178
HomeSense			70	61

Total Winners and HomeSense			255	239

Selling square footage at end of period (in thousands)
Winners			4,254	4,094
HomeSense			1,337	1,148

Total Winners and HomeSense			5,591	5,242

Net sales for Winners and HomeSense increased 16% for the second quarter ended July 29, 2007 over last year’s second quarter and increased 12% for the six-month period over the same period last year. Currency exchange accounted for approximately one-third of the sales increase in the quarter and one-fifth of the sales increase in the year-to-date period. In local currency, which we feel better reflects our operating performance, same store sales increased 7% for the second quarter compared to an increase of 6% for the second quarter last year, and increased 5% for the year-to-date period this year compared to a 3% same store sales increase for the year-to-date period last year. Same store sales for the periods ended July 29, 2007 were positively impacted by sales of home, footwear, jewelry and accessories. HomeSense continued to perform well, favorably impacting same store sales in fiscal 2008.
Segment profit for the current year’s second quarter increased 15% to $47.6 million, while segment margin decreased slightly from last year to 10.2%. Currency exchange rates accounted for approximately two-thirds of the growth in segment profit in this year’s second quarter. Segment profit for the six months ended July 28, 2007 increased 7% to $74.4 million, while segment margin decreased 0.4 percentage points to 8.6%. Currency exchange rates accounted for approximately 20% of the growth in the year-to-date segment profit. The decrease in segment profit margins was primarily driven by a reduction in merchandise margins, which was partially offset by the impact of cost containment initiatives and strong same store sales results on expense ratios. Merchandise margins were negatively impacted by reduced markon on Winners’ U.S. dollar denominated purchases. Additionally, the decline in segment profit margin in fiscal 2008 reflected the increasing contribution of the HomeSense chain, which has a lower operating margin than the Winners chain.
T.K. Maxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Net sales	$484.5	$405.4	$927.1	$754.8
Segment profit	$16.2	$18.0	$20.8	$17.8
Segment profit as a percentage of net sales	3.3%	4.4%	2.2%	2.4%
Percent increase in same store sales:
U.S. currency	15%	13%	18%	5%
Local currency	7%	10%	8%	7%
Stores in operation at end of period			212	202
Selling square footage at end of period (in thousands)			4,724	4,378

T.K. Maxx’s net sales for the second quarter ended July 28, 2007 increased 20% compared to the same period last year and year-to-date net sales increased 23% over the same period last year. Currency exchange rates accounted for approximately one-half of the sales growth for both periods of fiscal 2008. In local currency, T.K. Maxx’s same store sales increased 7% for the second quarter this year compared to a same store sales increase of 10% for last year’s second quarter. On a year-to-date basis in local currency, same store sales increased 8% this year, versus 7% last year. Same store sales for home fashions, footwear and accessories, and dresses performed above the chain average, while other women’s apparel categories were below the chain average.
Segment profit for the current year’s second quarter decreased 10% to $16.2 million, and segment margin decreased 1.1 percentage points compared to last year’s second quarter. Segment profit for the six-month period increased 17% to $20.8 million, while segment margin decreased slightly to 2.2% compared to the same period last year. Currency exchange rates favorably impacted segment profit by approximately $1 million in the second quarter and approximately $2 million in the year-to-date period. The decreases in T.K. Maxx’s segment margins for both the quarter and year-to-date were driven by lower merchandise margins, primarily from markdowns on women’s apparel due to unseasonably wet and cool weather, as well as lease termination costs related to store relocations.
We plan to open five T.K. Maxx stores in Germany in the Fall of 2007. We believe Germany could offer significant growth potential for our T.K. Maxx division in the longer term.
HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Net sales	$327.3	$301.3	$660.4	$607.2
Segment profit	$8.9	$4.2	$19.1	$12.7
Segment profit as a percentage of net sales	2.7%	1.4%	2.9%	2.1%
Percent increase in same store sales:	5%	4%	4%	4%
Stores in operation at end of period			273	260
Selling square footage at end of period (in thousands)			5,249	5,021
HomeGoods’ net sales for the second quarter of fiscal 2008 increased 9% compared to the same period last year, and on a year-to-date basis net sales increased 9% over the same period last year. Same store sales increased 5% for the second quarter of fiscal 2008, versus an increase of 4% for the same period last year. Same store sales increased 4% for the year-to-date periods of both fiscal years. Segment margin for the quarter and year-to-date period improved over last year’s comparable periods primarily due to improved merchandise margins and the leveraging of expenses, particularly in occupancy costs. We attribute this division’s strong performance to solid execution of off-price buying and flow of product as well as improvement in some soft-home categories.
A.J. Wright

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Net sales	$148.5	$133.5	$292.7	$270.7
Segment loss	$(1.7)	$(4.0)	$(4.7)	$(6.8)
Segment loss as a percentage of net sales	(1.1)%	(3.0)%	(1.6)%	(2.5)%
Percent increase in same store sales:	6%	1%	4%	2%
Stores in operation at end of period – continuing operations*			128	123
Selling square footage at end of period (in thousands) – continuing operations*			2,561	2,460

*	Stores in operation and square footage as of July 29, 2006 have been adjusted for store closings accounted for as discontinued operations.

The table above presents A.J. Wright’s operating results from continuing operations. The operating results of the stores classified as discontinued operations for the periods ended July 29, 2006 were immaterial.
A.J. Wright’s net sales increased 11% for the second quarter ended July 28, 2007 over the same quarter in the prior year and increased 8% for the six months ended July 28, 2007 compared to the same period last year. A.J. Wright’s fiscal 2008 operating loss decreased from the prior year for both the second quarter and year-to-date periods, primarily due to improved expense ratios, partially offset by a decrease in merchandise margin. We continue to believe in the A.J. Wright model as a growth vehicle for TJX as we make progress in our merchandising and marketing at this division.
Bob’s Stores

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Net sales	$71.2	$64.3	$135.2	$127.7
Segment loss	$(3.5)	$(4.0)	$(10.0)	$(10.3)
Segment loss as a percentage of net sales	(4.9)%	(6.3)%	(7.4)%	(8.0)%
Percent increase in same store sales:	10%	6%	5%	4%
Stores in operation at end of period			34	36
Selling square footage at end of period (in thousands)			1,242	1,306
Bob’s Stores’ second quarter net sales increased 11% as compared to the same period in the prior year, and increased 6% for the six months ended July 28, 2007 as compared to the same period last year. Same store sales increased in both the second quarter and six months ended July 28, 2007. Bob’s Stores’ segment losses for the second quarter and year-to-date periods were slightly less than the prior year. Same store sales growth and improved merchandise margin were partially offset by increased advertising spending. We continue to seek achieving the appropriate level of advertising to drive profitable sales at Bob’s Stores.
General corporate expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
General corporate expense	$33.0	$27.9	$56.1	$60.5
General corporate expense for segment reporting purposes refers to those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The increase in general corporate expense for the second quarter compared to last year’s second quarter reflects start up costs for Germany as well as an increase in corporate support costs. On a year-to-date basis, general corporate expenses declined as last year’s general corporate expense included a $4 million charge for a portion of the cost of a workforce reduction in the first quarter of fiscal 2007 as well as higher foreign currency exchange losses.
Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $224 million for the six months ended July 28, 2007, compared to $204 million for the six months ended July 29, 2006. Net income, after adjusting for the non-cash charge of $107 million for the Provision for Computer Intrusion related costs, provided cash of $328 million in fiscal 2008, compared to $302 million last year. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $113 million in fiscal 2008, compared to $303 million last year. This favorable change from year-to-year was partially offset by the favorable impact last year from the increase in accrued expenses of $197 million relating to checks outstanding.
Investing activities relate primarily to property additions for new stores, store improvements and renovations and investment in our distribution network. Cash outlays for property additions amounted to $217 million in the six months ended July 28, 2007, compared to $179 million in the same period last year. We anticipate that capital spending for fiscal 2008 will be approximately $550 million.
Cash flows from financing activities consist primarily of our share repurchase program. During the six months ended July 29, 2007, we repurchased and retired 12.4 million shares of our common stock at a cost of $350 million. We reflect stock repurchases in our financial statements on a “settlement” basis, which amounted to $333 million for the six-month period ended July 28, 2007 versus $375 million for the six months ended July 29, 2006. Through July 28, 2007, under its current $1 billion multi-year stock repurchase program, TJX spent $914 million on the repurchase of 34.7 million shares of TJX common stock. In January 2007, the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $1 billion of TJX common stock from time to time, which was in addition to the $86 million remaining in the existing plan as of the end of the second quarter.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. We have a commercial paper program pursuant to which we issue commercial paper from time to time. Our $500 million revolving credit facility maturing May 2010 and our $500 million revolving credit facility maturing May 2011 serve as back up to our commercial paper program. These credit facilities have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. As of July 28, 2007 we had no short-term borrowings outstanding, compared to $141 million outstanding as of July 29, 2006. The availability under our revolving credit facilities was $1 billion at July 28, 2007 and $859 million as of July 29, 2006. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
Recently Issued Accounting Pronouncements
We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in the first quarter of fiscal year 2008. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial statement purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the adoption, we recognized a charge of approximately $27.2 million to the retained earnings balance at the beginning of fiscal 2008. In addition, as a result of the adoption, certain amounts that were historically netted within other liabilities were reclassified to other assets. As of the adoption date we had $124.6 million of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of July 28, 2007, we have $131.5 million of unrecognized tax benefits.
We are subject to U.S federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.
Our continuing accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $39.6 million as of July 28, 2007 and $36.3 million as of January 27, 2007.
Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as January 27, 2007. However, based on the status of current audits and the protocol of finalizing audits, which may include formal legal proceedings, it is not possible to estimate the impact of such changes, if any, to previously recorded uncertain tax positions. There have been no significant changes to the status of these items as of July 28, 2007.
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -An amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. The recognition provisions of SFAS No. 158 were adopted by TJX during its fiscal year ended January 27, 2007. TJX deferred the implementation of the measurement provisions of SFAS No. 158 until the current fiscal year (fiscal 2008). The impact of adopting the measurement provisions was to increase our post retirement liabilities by $2.7 million resulting in an after-tax charge of $1.6 million to retained earnings during the first quarter of this fiscal year.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe the adoption of SFAS No. 157 will not have a material impact on our results of operations or financial condition.
Forward-looking Statements
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future, including estimates of losses from the Computer Intrusion and projections of earnings per share and same store sales, are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: the results and effects of the Computer Intrusion including the losses and expenses we may incur (which may be different from our estimates and which differences may be material) and consequences to our business (including potential effects on our reputation and our sales) and to the value of our company and value of our stock; our ability to successfully expand our store base and increase same store sales; fluctuations in quarterly operating results; risks of expansion and costs of contraction; our ability to successfully implement our opportunistic inventory strategies and to effectively manage our inventories; successful advertising and promotion; consumer confidence, demand, spending habits and buying preferences; risks associated with the seasonality of our business, particularly the effects of a decrease in sales or margins during the second half of the year; effects of unseasonable weather; competitive factors; factors affecting availability of store and distribution center locations on suitable terms; factors affecting our recruitment and employment of associates; factors affecting expenses; success of our acquisition and divestiture activities; our ability to successfully implement technologies and systems and protect data; our ability to continue to generate adequate cash flows; our ability to execute the share repurchase program; availability and cost of financing; general economic conditions, including gasoline prices; potential disruptions due to wars, natural disasters and other events beyond our control; changes in currency and exchange rates; import risks; risks inherent in foreign operations; adverse outcomes for any significant litigation; changes in laws and regulations and accounting rules and principles; adequacy of reserves; closing adjustments; effectiveness of internal controls; and other factors that may be described in our filings with the Securities and Exchange Commission. These risks and uncertainties are discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 27, 2007 and in this and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not enter into derivatives for speculative or trading purposes.
Foreign Currency Exchange Rate Risk
     We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Notes A and E to the consolidated financial statements, on pages F-13 through F-17 of the Annual Report on Form 10-K for the fiscal year ended January 27, 2007, we hedge with derivative financial instruments a significant portion of our net investment in foreign operations, intercompany transactions with these operations, and some merchandise purchase commitments incurred by these operations. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts designed to offset the gains or losses in the underlying exposures; most of these gains and losses are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of July 28, 2007, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest we earned and paid. In addition, changes in the gross amount of our borrowings will affect the impact on our future interest expense of future changes in interest rates. We occasionally enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year. As of July 28, 2007, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Market Risk
     The assets of our qualified pension plan, a large portion of which is invested in equity securities, are subject to the risks and uncertainties of the public stock market. We allocate the pension assets in a manner that attempts to minimize and control our exposure to these market uncertainties.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 28, 2007 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended July 28, 2007 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Computer Intrusion Related Litigation. As discussed in TJX’s Forms 10-K for fiscal 2007 and 10-Q for the quarter ending April 28, 2007, putative class actions have been filed against TJX in state and federal courts in Alabama, California, Florida, Georgia, Illinois, Louisiana, Massachusetts, Michigan, Missouri, Ohio, Texas and Puerto Rico, and in provincial Canadian courts in Alberta, British Columbia, Manitoba, Ontario, Quebec and Saskatchewan, putatively on behalf of customers, including all customers in the United States, Puerto Rico and Canada, whose transaction data were allegedly compromised by the Computer Intrusion, and putative class actions have also been filed against TJX in federal court in Massachusetts putatively on behalf of all financial institutions which issued credit and debit cards purportedly used at TJX stores during the period of the Computer Intrusion. The actions assert claims, generally, for negligence and related common-law and/or statutory causes of action stemming from the Computer Intrusion, and seek various forms of relief including damages, related injunctive or equitable remedies, multiple or punitive damages, and attorneys’ fees. In addition to the actions referenced in TJX’s Forms 10-K for fiscal 2007 and 10-Q for the quarter ending April 28, 2007, the following putative customer class actions have been filed: Hamilton-Griffin v. TJX Companies, Inc., et al., 07-cv-01113 (United States District Court for the Eastern District of Missouri); Dundon v. TJX Companies, Inc., et al., 07-cv-00078 (United States District Court for the Southern District of Georgia, Savannah Division); Hill, et al. v. TJX Companies, Inc., et al., 07-cv-00276 (United States District Court for the Northern District of Florida); Agnelly v. TJX Companies, Inc., et al., 07-cv-03271(United States District Court for the Eastern District of Louisiana); Sharkey v. TJX Companies, Inc., et al., 07-cv-00389 (United States District Court for the Middle District of Florida); and Gutierrez v. TJX Companies, Inc., et al., 07-cv-03533 (United States District Court for the Northern District of Illinois). On June 28, 2007, the Judicial Panel on Multidistrict Litigation granted a motion in MDL Docket No. 1838, In re The TJX Companies, Inc. Customer Data Security Breach Litigation, to have all actions pending in federal court in the United States and Puerto Rico transferred to the District of Massachusetts for pretrial consolidation and coordination. The Panel’s conditional transfer order, transferring actions pending outside of the District of Massachusetts to join the Massachusetts actions previously consolidated as In re TJX Companies Retail Security Breach Litigation, 07-cv-10162, became effective on August 3, 2007. The actions are currently scheduled for trial in June 2008.
As discussed in TJX’s Form 10-Q for the quarter ending April 28, 2007, the Arkansas Carpenters Pension Fund, the purported beneficial holder of 4,500 shares of TJX common stock, commenced an action seeking the right to inspect TJX’s books and records dating back to 2003, as well as its attorneys’ fees and costs.
TJX intends to defend all of these actions vigorously.
Computer Intrusion Related Government Investigations. As discussed in TJX’s Form 10-K for fiscal 2007, a number of government agencies are conducting investigations as to whether TJX as a result of the Computer Intrusion may have violated laws regarding consumer protection and related matters. TJX has been cooperating in each of the government investigations. TJX has been advised that the U.K. Information Commissioner’s Office will not be pursuing the matter further.
Other Litigation. As discussed in TJX’s Form 10-Q for the quarter ended April 28, 2007, putative class actions have been filed against TJX seeking statutory damages, punitive damages, injunctive relief (in some of the cases), and costs and attorneys’ fees for alleged willful violations of 15 U.S.C. § 1681c(g) based upon the alleged electronic printing of customer receipts bearing impermissible data at certain T.J. Maxx and Marshalls stores. In addition to the actions referenced in TJX’s Form 10-Q for the quarter ended April 28, 2007, an additional putative class action was filed in Miami-Dade County in Florida state court on July 17, 2007, Marino v. The TJX Companies, Inc. d/b/a Marshalls, 07-21839 CA 04, and was removed to the United States District Court for the Southern District of Florida, Marino v. The TJX Companies, Inc., d/b/a Marshalls, 1:07-cv-21984. TJX filed a motion and other papers with the Judicial Panel on Multidistrict Litigation, MDL Docket No. 1853, to have all of these actions transferred for centralization to the United States District Court for the District of Kansas -Kansas City. TJX intends to defend all of these actions vigorously.

A putative class action captioned Mason Lee v. TJX Companies, Inc. (Case No. RG07337021) was filed against TJX in Alameda County, California, Superior Court on July 23, 2007 for alleged violations of certain sections of the California Labor Code, principally Section 212 (prohibiting issuance of out-of-state paychecks), Section 226.7 (requiring paid rest periods) and Section 226 (requiring certain information on paychecks). The Complaint seeks unspecified actual damages, penalties of $100 for each aggrieved employee for the initial violation and $200 for each aggrieved employee for each subsequent violation, together with attorneys’ fees and costs. TJX intends to defend this action vigorously.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 27, 2007 other than the risk factors entitled “We have expended and expect to expend significant time and money as a result of the Computer Intrusion we suffered, and as a result of the Computer Intrusion, we could incur material losses, and our reputation and business could be materially harmed” and “We are subject to import risks” are revised as set forth below:
We have expended and expect to expend significant time and money as a result of the Computer Intrusion we suffered, and as a result of the Computer Intrusion, we expect to incur material losses, and our reputation and business could be materially harmed.
We suffered the Computer Intrusion in which we believe that customer data were stolen. Deletions in the ordinary course of business prior to discovery of the Computer Intrusion and the technology used by the Intruder have, to date, made it impossible for us to determine much of the information we believe was stolen, and we believe that we may never be able to identify much of that information.
We are conducting an investigation of the Computer Intrusion. We cannot predict whether we will learn information in addition to or different from the information that we now believe about the Computer Intrusion and the data believed stolen.
We face potential liabilities to customers, banks, payment card companies, governmental entities and shareholders with respect to the Computer Intrusion. Certain banks have sought, and other banks and payment card companies may seek, either directly against us or through claims against our acquiring banks as to which we may have an indemnity obligation, payment of or reimbursement for fraudulent card charges and operating expenses (such as costs of replacing and/or monitoring payment cards thought by them to have been placed at risk by the Computer Intrusion) that they believe they have incurred by reason of the Computer Intrusion. Each of our acquiring banks has asserted a right to be indemnified by us for any losses it incurs by reason of claims by issuing banks. In addition, payment card companies and associations have imposed, and others may seek to impose, fines by reason of the Computer Intrusion. Various litigation and claims have been, and additional litigation and claims may be, asserted against us and/or our acquiring banks on behalf of customers, banks and payment card companies and shareholders seeking damages allegedly arising out of the Computer Intrusion and other relief related to the Computer Intrusion. We intend to defend such litigation and claims vigorously, although we cannot predict the outcome of any such litigation and claims. Various governmental agencies are investigating the Computer Intrusion, and although we are cooperating in such investigations, we may be subject to fines or other obligations as a result of those investigations. Regardless of their outcomes, these claims, litigation and proceedings require us to devote substantial resources and time to defending them.
In the second quarter, we recorded a charge for our estimated exposure to potential losses arising from the Computer Intrusion and reported our estimate of our future non-cash charges arising from the Computer Intrusion. As a result of information that became available during and subsequent to the second quarter we were able to estimate our probable losses related to the Computer Intrusion. This charge reflects our estimation of probable losses in accordance with generally accepted accounting principles and includes an estimation of total potential cash liabilities, from pending litigation, proceedings, investigations and other claims, as well as legal and other costs and expenses, arising from the Computer Intrusion. Together, the charge and our estimate of non-cash charges represent our best estimate of the total losses we expect to incur as a result of the Computer Intrusion. As estimates, they are subject to uncertainty, and our actual costs may vary materially from our current estimates. We may decrease or increase our estimates of future expenses or the amount of our accrual based on developments such as the course and resolution of litigation and investigations and new information with respect to the Computer Intrusion and amounts recoverable under insurance policies. Any such decreases or increases may be material
Since discovering the Computer Intrusion, we have taken and continue to take steps designed to further strengthen the security of our computer systems and protocols. Capital costs and ongoing operating expenses with respect to our computer systems and computer security are not included in our estimates of expenses with respect to the Computer Intrusion.
The Computer Intrusion and associated publicity could materially harm our business and relationships with customers.
There can be no assurance that we will not suffer a future data compromise. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk and did put it at risk in the Computer Intrusion, are determined and controlled by the payment card industry, not by us, and we are not able to unilaterally change such systems and technology. In addition, improper and unlawful activities by third parties, who may take advantage of advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments all of which may facilitate or result in a further compromise or breach of our computer systems. Any such further compromises or breaches could cause interruptions in our operations, damage to our reputation and customers’ willingness to shop in our stores and subject us to additional costs and liabilities.
We are subject to import risks.
Many of the products sold in our stores are sourced by our vendors and to a limited extent by us in many foreign countries. Imported merchandise is subject to various risks, including potential disruptions in supply, changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise, strikes and other events affecting delivery; and economic, political or other problems in countries from or through which merchandise is imported. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to international trade and imported merchandise are beyond our control and could affect the availability and the price of our inventory. We are also subject to the risk that merchandise may not meet our specifications despite representations of vendors and manufacturers and inspections and other actions by us, and such differences may be material to the genuineness, quality or safety of the merchandise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
The number of shares of common stock we repurchased (on a “trade-date” basis) during the second quarter of fiscal 2008 and the average price per share we paid is as follows:

			(c)	(d) Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
	(a) Total	(b)	as Part of	Shares that May Yet
	Number of Shares	Average Price	Publicly Announced	Be Purchased Under
	Purchased	Paid Per Share(1)	Plans or Programs(2)	Plans or Programs
April 29, 2007 through May 26, 2007	5,871,811	28.01	5,871,811	$1,266,068,811

May 27, 2007 through June 30, 2007	3,232,375	27.89	3,232,375	$1,175,905,977

July 1, 2007 through July 28, 2007	3,141,580	28.68	3,141,580	$1,085,811,683

Total:	12,245,766		12,245,766

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	In October 2005, our Board of Directors approved a repurchase program to repurchase up to $1 billion of TJX common stock from time to time. In January 2007, our Board of Directors approved a new repurchase program to repurchase up to $1 billion of TJX common stock from time to time, in addition to the $86 million remaining as of July 28, 2007 under the October 2005 plan. Through July 28, 2007, under the October 2005 plan, TJX spent $914 million on the repurchase of 34.7 million shares of TJX common stock.
Item 4 Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on June 7, 2007. The following actions were taken at the Annual Meeting:

Election of Directors	For	Withheld
David A. Brandon	287,085,997	128,009,556
Bernard Cammarata	386,577,224	28,518,329
David T. Ching	393,298,243	21,797,310
Michael F. Hines	393,287,826	21,807,727
Amy B. Lane	393,571,415	21,524,138
Carol Meyrowitz	387,397,864	27,697,689
John F. O’Brien	382,757,258	32,338,295
Robert F. Shapiro	387,216,846	27,878,707
Willow B. Shire	387,266,982	27,828,571
Fletcher H. Wiley	387,208,089	27,887,464

Proposal 2
Approval of material terms of executive officer performance goals:

For	399,508,425
Against	13,236,232
Abstain	2,350,896
Proposal 3
Ratification of appointment of independent registered public accounting firm:

For	406,042,431
Against	6,906,306
Abstain	2,146,816
Shareholder Proposal 1
Proposal presented by certain shareholders regarding the Director election vote standard:

For	178,301,817
Against	208,273,559
Abstain	2,832,285
Broker non-votes	25,687,892
Item 6. Exhibits
10.1	The Employment Agreement dated as of June 11, 2007 with Nirmal K. Tripathy is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on June 15, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.

(Registrant)

Date: August 24, 2007	/s/ Nirmal K. Tripathy

Nirmal K. Tripathy, Chief Financial Officer, on
behalf of The TJX Companies, Inc. and as Principal
Financial and Accounting Officer of The TJX
Companies, Inc.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	The Employment Agreement dated as of June 11, 2007 with Nirmal K. Tripathy is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on June 15, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.