Form 10-Q
period 2007-10-27
TJX COMPANIES INC /DE/
filed 2007-12-05
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 27, 2007
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
     YES ☐     NO ☑.
The number of shares of registrant’s common stock outstanding as of October 27, 2007: 437,017,637

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	October 27,	October 28,
	2007	2006

Net sales	$4,737,491	$4,472,943

Cost of sales, including buying and occupancy costs	3,541,498	3,334,085
Selling, general and administrative expenses	792,552	756,348
Provision for Computer Intrusion related costs	—	—
Interest (income) expense, net	3,053	6,784

Income from continuing operations before provision for income taxes	400,388	375,726
Provision for income taxes	150,927	144,907

Income from continuing operations	249,461	230,819

(Loss) from discontinued operations, net of income taxes	—	(207)

Net income	$249,461	$230,612

Basic earnings per share:
Income from continuing operations	$0.57	$0.51
(Loss) from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$0.57	$0.51
Weighted average common shares — basic	439,256	452,544

Diluted earnings per share:
Income from continuing operations	$0.54	$0.48
(Loss) from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$0.54	$0.48
Weighted average common shares — diluted	464,534	479,491

Cash dividends declared per share	$0.09	$0.07
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	October 27,	October 28,
	2007	2006

Net sales	$13,158,870	$12,307,858

Cost of sales, including buying and occupancy costs	9,936,410	9,291,257
Selling, general and administrative expenses	2,250,880	2,133,778
Provision for Computer Intrusion related costs	215,922	—
Interest (income) expense, net	(423)	15,956

Income from continuing operations before provision for income taxes	756,081	866,867
Provision for income taxes	285,480	333,362

Income from continuing operations	470,601	533,505

(Loss) from discontinued operations, net of income taxes	—	(928)

Net income	$470,601	$532,577

Basic earnings per share:
Income from continuing operations	$1.05	$1.17
(Loss) from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$1.05	$1.17
Weighted average common shares — basic	447,092	454,617

Diluted earnings per share:
Income from continuing operations	$1.00	$1.12
(Loss) from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$1.00	$1.12
Weighted average common shares — diluted	472,286	480,242

Cash dividends declared per share	$0.27	$0.21
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	October 27,	January 27,	October 28,
	2007	2007	2006
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$388,131	$856,669	$341,636
Accounts receivable, net	192,483	115,245	161,570
Merchandise inventories	3,364,500	2,581,969	3,246,287
Prepaid expenses and other current assets	243,928	159,105	173,818
Current deferred income taxes, net	96,701	35,825	16,284

Total current assets	4,285,743	3,748,813	3,939,595

Property at cost:
Land and buildings	277,124	268,056	260,301
Leasehold costs and improvements	1,773,232	1,628,867	1,612,541
Furniture, fixtures and equipment	2,664,199	2,373,117	2,340,499

Total property at cost	4,714,555	4,270,040	4,213,341
Less accumulated depreciation and amortization	2,496,229	2,251,579	2,178,222

Net property at cost	2,218,326	2,018,461	2,035,119

Property under capital lease, net of accumulated amortization of $14,332; $12,657 and $12,098, respectively	18,240	19,915	20,474
Non-current deferred income taxes, net	8,878	—	—
Other assets	228,085	115,613	127,432
Goodwill and tradename, net of amortization	182,966	182,898	183,120

TOTAL ASSETS	$6,942,238	$6,085,700	$6,305,740

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$1,968	$1,854	$1,817
Accounts payable	1,819,194	1,372,352	1,717,088
Accrued expenses and other liabilities	1,310,924	1,008,774	1,013,391

Total current liabilities	3,132,086	2,382,980	2,732,296

Other long-term liabilities	808,306	583,047	567,943
Non-current deferred income taxes, net	—	21,525	14,089
Obligation under capital lease, less portion due within one year	20,891	22,382	22,860
Long-term debt, exclusive of current installments	839,349	785,645	794,680
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 437,017,637; 453,649,813 and 455,098,947, respectively	437,018	453,650	455,099
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(12,864)	(33,989)	(32,773)
Retained earnings	1,717,452	1,870,460	1,751,546

Total shareholders’ equity	2,141,606	2,290,121	2,173,872

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,942,238	$6,085,700	$6,305,740

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 27,	October 28,
	2007	2006

Cash flows from operating activities:
Net income	$470,601	$532,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,340	261,570
Property disposals	13,731	5,564
Deferred income tax (benefit) provision	(71,717)	16,254
Amortization of stock compensation expense	42,292	55,689
Excess tax benefits from stock compensation expense	(6,032)	(1,372)
Changes in assets and liabilities:
(Increase) in accounts receivable	(71,233)	(19,418)
(Increase) in merchandise inventories	(710,044)	(857,246)
(Increase) in prepaid expenses and other current assets	(38,894)	(13,156)
Increase in accounts payable	399,578	389,259
Increase in accrued expenses and other liabilities	246,133	81,423
Other	31,325	25,651

Net cash provided by operating activities	578,080	476,795

Cash flows from investing activities:
Property additions	(406,078)	(291,838)
Proceeds from repayments on note receivable	560	520

Net cash (used in) investing activities	(405,518)	(291,318)

Cash flows from financing activities:
Payments on capital lease obligation	(1,377)	(1,271)
Cash payments for repurchase of common stock	(639,259)	(428,985)
Proceeds from sale and issuance of common stock	103,519	203,878
Excess tax benefits from stock compensation expense	6,032	1,372
Cash dividends paid	(112,267)	(91,169)

Net cash (used in) financing activities	(643,352)	(316,175)

Effect of exchange rates on cash	2,252	6,685

Net (decrease) in cash and cash equivalents	(468,538)	(124,013)
Cash and cash equivalents at beginning of year	856,669	465,649

Cash and cash equivalents at end of period	$388,131	$341,636

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive
	Shares	Par Value $1	Capital	Income (Loss)	Retained Earnings	Total

Balance, January 27, 2007	453,650	$453,650	$—	$(33,989)	$1,870,460	$2,290,121
Comprehensive income:
Net income	—	—	—	—	470,601	470,601
Gain due to foreign currency translation adjustments	—	—	—	53,497	—	53,497
(Loss) on net investment hedge contracts	—	—	—	(30,873)	—	(30,873)
Gain on cash flow hedge contract	—	—	—	153	—	153
Amount of OCI reclassified to net income	—	—	—	(1,652)	—	(1,652)

Total comprehensive income						491,726
Cash dividends declared on common stock	—	—	—	—	(120,459)	(120,459)
Restricted stock issued	200	200	(200)	—	—	—
Amortization of stock compensation expense	—	—	42,292	—	—	42,292
Issuance of common stock under stock incentive plan and related tax effect	5,511	5,511	100,496	—	—	106,007
Common stock repurchased	(22,343)	(22,343)	(142,588)	—	(474,328)	(639,259)
Implementation of FIN 48	—	—	—	—	(27,181)	(27,181)
Implementation of SFAS 158 measurement provisions	—	—	—	—	(1,641)	(1,641)

Balance, October 27, 2007	437,018	$437,018	$—	$(12,864)	$1,717,452	$2,141,606

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
1.	The results for the first nine months are not necessarily indicative of results for the full fiscal year because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 27, 2007.
3.	During the fourth quarter of the fiscal year ended January 27, 2007, TJX closed 34 of its A.J. Wright stores and recorded the cost to close the stores, as well as operating results of those stores, as discontinued operations. Accordingly, the financial statements for the prior period ended October 28, 2006 have been adjusted to report the operating results of the closed stores as discontinued operations.
4.	The nine months ended October 27, 2007 include after-tax charges of $130 million ($216 million pre-tax) with respect to the previously announced unauthorized intrusion or intrusions into portions of the Company’s computer system and related theft of customer data (collectively, the “Computer Intrusion”). These charges include after-tax costs of $23 million ($38 million pre-tax) incurred during the first six months of the current fiscal year, as well as an after-tax accrual, recorded in the second quarter, of $107 million ($178 million pre-tax) for TJX’s estimated exposure to potential losses related to the Computer Intrusion. This accrual reflects TJX’s estimate of probable losses in accordance with generally accepted accounting principles and includes an estimation of total potential cash liabilities, from pending litigation, proceedings, investigations and other claims (including settlements), as well as legal and other costs and expenses, arising from the Computer Intrusion. We entered into a settlement agreement, which is subject to court approval and other conditions, with respect to the customer class action litigation and a settlement agreement with Visa Inc., Visa U.S.A. Inc. and our U.S. acquiring bank, which is subject to conditions, with respect to claims of eligible U.S. Visa issuers that issued payment cards potentially affected by the Computer Intrusion. We also expect to incur non-cash charges in fiscal 2009 or 2010 pursuant to the proposed settlement of the customer class action litigation. Cash charges against the reserve in the third quarter ended October 27, 2007 were $3 million, reducing the reserve to $175 million as of October 27, 2007. As an estimate, our accrual is subject to uncertainty, and actual costs may vary materially from this estimate. We may decrease or increase our estimate of future expenses and the amount of our reserve based on developments such as the course and resolution of litigation and investigations and new information with respect to the Computer Intrusion and amounts recoverable under insurance policies. Any such decreases or increases may be material.
5.	Total stock-based compensation expense was $12.3 million for the quarter ended October 27, 2007 and $16.7 million for the quarter ended October 28, 2006. Total stock-based compensation expense was $42.3 million for the nine months ended October 27, 2007 and $55.7 million for the nine months ended October 28, 2006. These amounts include stock option expense as well as restricted stock amortization. There were options to purchase 2.9 and 5.6 million shares of common stock exercised during the third quarter and nine months ended October 27, 2007, respectively. There were options to purchase 36.8 million shares of common stock outstanding as of October 27, 2007.

6.	TJX’s cash payments for interest and income taxes are as follows:

	Thirty-Nine Weeks Ended
	October 27,	October 28,
	2007	2006
	(in thousands)
Cash paid for:
Interest on debt	$19,745	$19,642
Income taxes	$375,820	$344,589
7.	TJX has a reserve for potential future obligations of discontinued operations that relates primarily to real estate leases associated with A.J. Wright stores that were closed in the fourth quarter of fiscal 2007 as well as leases of former TJX businesses. The balance in the reserve and the activity for the nine months ended October 27, 2007 and October 28, 2006 is presented below:

	Thirty-Nine Weeks Ended
	October 27,	October 28,
	2007	2006
	(in thousands)

Balance at beginning of year:	$57,677	$14,981
Additions to the reserve charged to net income:
Lease related obligations	—	1,555
Interest accretion	1,365	300
Cash payments against the reserve:
Lease related obligations	(8,064)	(1,290)
Termination benefits and all other	(2,149)	(5)

Balance at end of period:	$48,829	$15,541

The exit costs related to the closed A.J. Wright stores resulted in an addition to the reserve of $62 million in the fourth quarter of fiscal 2007. The addition to the reserve for the nine months ended October 28, 2006 was the result of an adjustment to TJX’s estimated lease obligations of its former businesses. This charge is offset in net income by creditor recoveries of a similar amount.

TJX may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, a former TJX business, for which BJ’s Wholesale Club is primarily liable. The reserve for discontinued operations does not reflect these leases, because TJX believes that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

8.	TJX’s comprehensive income for the third quarter and nine months ended October 27, 2007 and October 28, 2006 is presented below:

	Thirteen Weeks Ended
	October 27,	October 28,
	2007	2006
	(in thousands)

Net income	$249,461	$230,612
Other comprehensive income (loss):
Gain due to foreign currency translation adjustments, net of related tax effects	29,092	6,043
(Loss) gain on hedge contracts, net of related tax effects	(15,323)	(3,367)
Gain (loss) on cash flow hedge contracts, net of related tax effects	(618)	1,042
Amount reclassified from other comprehensive income to net income, net of related tax effects	(1,032)	80

Comprehensive income	$261,580	$234,410

	Thirty-Nine Weeks Ended
	October 27,	October 28,
	2007	2006
	(in thousands)

Net income	$470,601	$532,577
Other comprehensive income (loss):
Gain due to foreign currency translation adjustments, net of related tax effects	53,497	16,356
(Loss) gain on hedge contracts, net of related tax effects	(30,873)	(7,859)
Gain (loss) on cash flow hedge contracts, net of related tax effects	153	(2,616)
Amount reclassified from other comprehensive income to net income, net of related tax effects	(1,652)	5,642

Comprehensive income	$491,726	$544,100

9.	The computation of TJX’s basic and diluted earnings per share (EPS) is as follows:

	Thirteen Weeks Ended
	October 27,	October 28,
	2007	2006
	(in thousands, except per share data)
Basic earnings per share
Income from continuing operations	$249,461	$230,612
Weighted average common shares outstanding for basic EPS	439,256	452,544

Basic earnings per share	$0.57	$0.51

Diluted earnings per share
Income from continuing operations	$249,461	$230,612
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1,183	1,159

Income from continuing operations used for diluted EPS calculation	$250,644	$231,771

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	439,256	452,544
Assumed conversion / exercise of:
Stock options and awards	8,373	10,042
Zero coupon convertible subordinated notes	16,905	16,905

Weighted average common shares outstanding for diluted EPS	464,534	479,491

Diluted earnings per share	$0.54	$0.48

	Thirty-Nine Weeks Ended
	October 27,	October 28,
	2007	2006
	(in thousands, except per share data)
Basic earnings per share
Income from continuing operations	$470,601	$532,577
Weighted average common shares outstanding for basic EPS	447,092	454,617

Basic earnings per share	$1.05	$1.17

Diluted earnings per share
Income from continuing operations	$470,601	$532,577
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	3,529	3,459

Income from continuing operations used for diluted EPS calculation	$474,130	$536,036

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	447,092	454,617
Assumed conversion / exercise of:
Stock options and awards	8,289	8,720
Zero coupon convertible subordinated notes	16,905	16,905

Weighted average common shares outstanding for diluted EPS	472,286	480,242

Diluted earnings per share	$1.00	$1.12
The average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options for which the exercise price of the option is in excess of the related period’s average price of TJX’s common stock. There were options to purchase 42,000 shares excluded for the thirteen weeks and 5.7 million shares for the thirty-nine weeks ended October 27, 2007 and options to purchase 10,000 shares excluded for the thirteen weeks and 5.7 million shares for the thirty-nine weeks ended October 28, 2006. The 16.9 million shares attributable to the zero coupon convertible subordinated notes are reflected in the diluted earnings per share calculation in all periods presented in accordance with Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

10.	During the quarter ended October 27, 2007, TJX repurchased and retired 10.3 million shares of its common stock at a cost of $300.0 million. For the nine months ended October 27, 2007, TJX repurchased and retired 22.7 million shares of its common stock outstanding at a cost of $650.4 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis which amounted to $639.3 million for the nine months ended October 27, 2007, compared to $429.0 million for the same period last year. Of the $300 million of repurchases made during this year’s third quarter, $85.8 million completed a $1 billion stock repurchase program initially approved by the Board of Directors in October 2005 and $214.2 million of these stock repurchases were made under the $1 billion stock repurchase program approved by the Board of Directors in January 2007.

11.	TJX evaluates the performance of its segments based on “segment profit or loss,” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity. The Provision for Computer Intrusion related costs is not allocated to the segments. These charges are not directly attributable to any of the segments and are not considered when assessing performance of the segment or allocating resources to the segment. Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	October 27,	October 28,
	2007	2006
	(in thousands)
Net sales:
Marmaxx	$3,008,842	$2,947,106
Winners and HomeSense	558,903	477,334
T.K. Maxx	567,924	481,131
HomeGoods	371,775	335,972
A.J. Wright	151,274	148,499
Bob’s Stores	78,773	82,901

	$4,737,491	$4,472,943

Segment profit (loss):
Marmaxx	$309,413	$313,799
Winners and HomeSense	68,493	60,700
T.K. Maxx	39,883	36,838
HomeGoods	25,088	17,601
A.J. Wright	(2,272)	(2,286)
Bob’s Stores	(2,933)	(1,178)

	437,672	425,474

General corporate expenses	34,231	42,964
Provision for Computer Intrusion related costs	—	—
Interest (income) expense, net	3,053	6,784

Income from continuing operations before provision for income taxes	$400,388	$375,726

	Thirty-Nine Weeks Ended
	October 27,	October 28,
	2007	2006
	(in thousands)
Net sales:
Marmaxx	$8,553,973	$8,252,311
Winners and HomeSense	1,419,707	1,246,680
T.K. Maxx	1,495,032	1,235,891
HomeGoods	1,032,181	943,151
A.J. Wright	443,957	419,245
Bob’s Stores	214,020	210,580

	$13,158,870	$12,307,858

Segment profit (loss):
Marmaxx	$834,042	$791,583
Winners and HomeSense	142,884	130,263
T.K. Maxx	60,709	54,608
HomeGoods	44,174	30,333
A.J. Wright	(6,968)	(9,070)
Bob’s Stores	(12,978)	(11,444)

	1,061,863	986,273

General corporate expenses	90,283	103,450
Provision for Computer Intrusion related costs	215,922	—
Interest (income) expense, net	(423)	15,956

Income from continuing operations before provision for income taxes	$756,081	$866,867

12.	The following represents the net periodic pension cost and related components for the thirteen weeks ended October 27, 2007 and October 28, 2006:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Service cost	$6,870	$8,891	$349	$173
Interest cost	6,123	5,390	733	930
Expected return on plan assets	(8,013)	(7,549)	—	—
Amortization of prior service cost	14	14	31	(144)
Estimated settlement cost	—	—	—	1,421
Recognized actuarial losses	—	908	252	610

Total expense	$4,994	$7,654	$1,365	$2,990

The following represents the net periodic pension cost and related components for the thirty-nine weeks ended October 27, 2007 and October 28, 2006:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Service cost	$26,028	$28,247	$745	$783
Interest cost	18,474	16,445	2,150	2,197
Expected return on plan assets	(24,194)	(22,046)	—	—
Amortization of prior service cost	43	43	93	93
Recognized actuarial losses	—	4,222	592	1,264
Special termination benefit/settlement costs	—	—	168	1,421

Total expense	$20,351	$26,911	$3,748	$5,758

As a result of voluntary funding contributions made to its funded pension plan in fiscal 2006 and prior years, there was no required funding in fiscal 2007 and TJX does not anticipate any funding requirements for fiscal 2008.

Effective January 1, 2006, TJX amended its postretirement medical plan to eliminate all plan benefits for anyone retiring after January 1, 2006. For retirees enrolled in the plan as of that date and who enroll in Medicare Part D within specified timeframes, the amended plan provides a $35.00 monthly benefit, which is intended to cover the cost of the retiree’s monthly premium payment for Medicare coverage. The reduction in the liability related to this plan amendment is being amortized over the remaining lives of the current participants. The postretirement medical plan generated benefit credits of $2.5 million for the nine months ended October 27, 2007, compared to $2.5 million for the nine months ended October 28, 2006.

13.	At October 27, 2007, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed-rate obligation to a floating-rate obligation. TJX designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at October 27, 2007, excluding the estimated net interest receivable, was a liability of $1.6 million. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been reduced by $1.6 million.

Also at October 27, 2007, TJX had an interest rate swap on the principal amount of its C$235 million three-year note, converting the interest on the note from floating to a fixed rate of interest at approximately 4.136%. The interest rate swap is designated as a cash flow hedge of the underlying debt. The fair value of the contract, excluding the net interest accrual, amounted to an asset of $1.2 million (C$1.2 million) as of October 27, 2007. The valuation of the swap results in an offsetting adjustment to other comprehensive income.

14.	TJX has a $500 million revolving credit facility maturing May 5, 2010 and a $500 million revolving credit facility maturing May 5, 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to TJX’s commercial paper program. TJX had no outstanding short-term borrowings at October 27, 2007 and October 28, 2006. The availability under revolving credit facilities at October 27, 2007 and October 28, 2006 was $1 billion.

15.	TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheets include an accrual for in-transit inventory of $396 million at October 27,

2007 and $327 million at October 28, 2006. A liability for a comparable amount is included in accounts payable for the respective period.

16.	TJX adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in the first quarter of fiscal year 2008. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial reporting purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the adoption, TJX recognized a charge of approximately $27.2 million to the retained earnings balance at the beginning of fiscal 2008 and certain amounts that were historically netted within other liabilities were reclassified to other assets. As of the adoption date TJX had $124.6 million of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of October 27, 2007, TJX had $136.9 million of unrecognized tax benefits.

TJX is subject to U.S federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s continuing accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $42.0 million as of October 27, 2007 and $36.3 million as of January 27, 2007.

Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded in the financial statements as of January 27, 2007. However, based on the status of current audits and the protocol of finalizing audits, which may include formal legal proceedings, it is not possible to estimate the impact of such changes, if any, to previously recorded uncertain tax positions. There have been no significant changes to the status of these items as of October 27, 2007.

17.	In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -An amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. The recognition provisions of SFAS No. 158 were adopted by TJX during its fiscal year ended January 27, 2007. TJX deferred the implementation of the measurement provisions of SFAS No. 158 until fiscal 2008. The impact of adopting the measurement provisions was to increase our post retirement liabilities by $2.7 million resulting in an after-tax charge of $1.6 million to retained earnings during the first quarter of this fiscal year.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 27, 2007
Compared to
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
In November 2006, we announced our decision to close 34 A.J. Wright stores as part of a repositioning of the chain. The following discussion reviews our results from continuing operations, which excludes the results of the closed A.J. Wright stores. The cost to close these stores was recorded as a discontinued operation in the fourth quarter of fiscal 2007 and the operating income or loss from these stores is also presented as a discontinued operation for all periods presented. All references in the following discussion are to continuing operations unless otherwise indicated.
We suffered an unauthorized intrusion or intrusions into portions of our computer system, discovered during the fourth quarter of fiscal 2007, and the related theft of customer data (collectively, the “Computer Intrusion”). See “Provision for Computer Intrusion related costs” below.
Results of Operations
Highlights of our financial performance for the third quarter and nine months ended October 27, 2007 include the following:
•	Net sales increased 6% to $4.7 billion for the third quarter and 7% to $13.2 billion for the nine-month period over last year’s comparable periods. We continued to grow our business, with stores in operation as of October 28, 2007 and total selling square footage each up 4% from a year ago.

•	Consolidated same store sales increased 3% for the third quarter and 3% on a year-to-date basis. Same store sales growth was favorably impacted by currency exchange rates, which contributed approximately two percentage points of growth to both the third quarter and year-to-date periods. Same store sales growth for both the quarter and year-to-date was unfavorably impacted by weakness in apparel sales, particularly outerwear, largely due to the unseasonably warm weather during much of the third quarter.

•	During this year’s second quarter ended July 28, 2007, TJX recorded a $178.1 million pre-tax charge for estimated losses in connection with the Computer Intrusion. This charge was in addition to pre-tax costs incurred of $37.8 million during the first and second quarter of the current fiscal year. Thus, for the nine months ended October 27, 2008, pre-tax income was reduced by $215.9 million for the Provision for Computer Intrusion related costs.

•	Our third quarter pre-tax margin (the ratio of pre-tax income to net sales) was 8.5% as compared to 8.4% for the same period last year. Year-to-date, our pre-tax margin was 5.7% as compared to 7.0% for the same period last year. The Provision for Computer Intrusion related costs, which was 1.6% of net sales for the year-to-date period, more than offset what would otherwise have been an increase in our pre-tax margin.

•	Our cost of sales ratios increased by 0.2 percentage points in the third quarter as compared to last year’s third quarter and, on a year-to-date basis, this ratio remained essentially the same as the prior year. Merchandise margins improved during the third quarter reflecting disciplined inventory management, and were on top of strong merchandise margins recorded in the prior year. This improvement, however, was more than offset by a mark-to-market adjustment on inventory related foreign currency hedge contracts (described in more detail below) as well as the de-levering impact on occupancy costs of the low single digit same store sales growth.

•	Selling, general and administrative expense ratios improved for both the quarter and year-to-date period primarily due to our cost containment initiatives, partially offset by a planned increase in marketing expense.

•	We recorded income from continuing operations for this year’s third quarter of $249.5 million, or $0.54 per diluted share, a 13% increase over diluted earnings per share of $0.48 per share in last year’s third quarter.

•	Income from continuing operations for the nine months ended October 27, 2007 was $470.6 million, or $1.00 per diluted share, (which was reduced by an after-tax charge of $130.2 million, or $0.28 per diluted share, for the charges relating to the Computer Intrusion) and compares to income from continuing operations of $533.5 million, or $1.12 per diluted share, for the same period last year.

•	During the third quarter ended October 27, 2007, we repurchased 10.3 million shares of our common stock at a cost of $300 million and for the first nine months we have repurchased 22.7 million shares at a cost of $650 million. Repurchases were suspended during most of the first quarter as a result of the discovery of the Computer Intrusion. We continue to expect to repurchase approximately $900 million of TJX stock during fiscal 2008.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of October 27, 2007 were down 1% from the prior year, versus an increase of 5% as of October 28, 2006 from the comparable prior year period. The decrease of 1% in average per store inventories as of October 27, 2007 would have been greater had it not been offset by an increase of 2% due to foreign currency exchange rates.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. All references to earnings per share are diluted earnings per share unless otherwise indicated.
Net sales: Consolidated net sales for the quarter ended October 27, 2007 were $4.7 billion, up 6% from $4.5 billion in last year’s third quarter. The increase in net sales for this year’s third quarter included 3% from same store sales and 3% from new stores. The same store sales increase for this year’s third quarter was favorably impacted by approximately two percentage points from foreign currency exchange rates as compared to a benefit in last year’s third quarter of approximately one percentage point.
Consolidated net sales for the nine months ended October 27, 2007 were $13.2 billion, up 7% over $12.3 billion in last year’s comparable period. The increase in net sales for the nine months ended October 27, 2007 includes 3% from same store sales and 4% from new stores. Foreign currency exchange rates favorably impacted same store sales by approximately one percentage point in both the current and prior year nine-month periods.
Same store sales increases for both the quarter and nine months ended October 27, 2007, were driven by strong sales of dresses, footwear and accessories, partially offset by softer sales in the balance of the women’s apparel category, particularly outerwear, (in part due to unseasonably warm weather during much of the third quarter). Overall, during the third quarter, transaction volume was slightly down, more than offset by an increase in average ticket. Throughout fiscal 2008, we solidly executed our off-price fundamentals, buying close to need and taking advantage of opportunities in the market place. As a result, our third quarter merchandise margin improved slightly over the prior year despite increased markdowns.
Net sales for the third quarter and nine months ended October 27, 2007 reflected strong same store sales increases at our international businesses with sales in Canada and the United Kingdom above the consolidated average, while sales in most regions of the United States trailed the consolidated average.

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
The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	74.7	74.5	75.5	75.5
Selling, general and administrative expenses	16.7	16.9	17.1	17.3
Provision for Computer Intrusion related costs	—	—	1.6	—
Interest (income) expense, net	0.1	0.2	0.0	0.1

Income from continuing operations before provision for income taxes	8.5%	8.4%	5.7%	7.0%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, increased 0.2 percentage points for the quarter ended October 27, 2007 as compared to the same period last year. Consolidated merchandise margins improved by 0.2 percentage points, which was more than offset by a $12 million mark-to-market adjustment on inventory related foreign currency hedges and the de-levering impact on occupancy costs as a percentage of net sales due to the low single digit same store sales growth (net of foreign currency impacts) in the quarter. The improvement in merchandise margin in the quarter was driven by a higher mark-on which more than offset increased markdowns taken on weather-sensitive apparel categories.
On a year-to-date basis, cost of sales, including buying and occupancy costs, as a percentage of net sales, remained consistent with the prior year. A year-to-date improvement in merchandise margin was essentially offset by the mark-to-market adjustment on inventory related foreign currency hedge contracts and a slight increase in occupancy costs as a percentage of net sales. All other buying and occupancy costs remained relatively flat as compared to the same period last year.
Inventory related foreign currency hedge contracts — The charge related to our inventory hedge contracts reflects the change in the fair value of hedge contracts on Winners’ U.S. dollar denominated merchandise purchases, as a result of the increase in the value of the Canadian dollar. We routinely enter into these contracts to lock in the cost of merchandise purchased by Winners and T.K. Maxx that are denominated in U.S. dollars. The gain or loss on these contracts is ultimately offset by a similar gain or loss on the merchandise purchased. Because we do not elect “hedge accounting” treatment under SFAS No. 133, the gain or loss on the value of these contracts is recorded in a different period than the currency gain or loss on the related merchandise purchased. The increase in the value of the Canadian dollar during the third quarter resulted in a $12 million third quarter charge on Winners’ U.S. denominated purchases which will be offset by a similar gain in the fourth quarter when the related merchandise is sold.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, decreased 0.2 percentage points for the third quarter and nine months ended October 27, 2007, as compared to the same periods last year. These ratios improved due to our continued focus on expense management, as well as, on a year-to-date basis, leverage on our same store sales. We experienced expense leverage in benefit costs, insurance and administrative expenses. These improvements were partially offset by a planned increase in advertising costs as well as store relocation costs incurred at T.K. Maxx.
Provision for Computer Intrusion related costs: We face potential liabilities to customers, banks, payment card companies, governmental entities and shareholders with respect to the Computer Intrusion. Certain banks have sought, and other banks and payment card companies may seek, either directly against us or through claims against our acquiring banks as to which we may have indemnity obligations, payment of or reimbursement for fraudulent payment card charges and operating expenses (such as costs of replacing and/or monitoring payment cards thought by them to have been placed at risk by the Computer Intrusion) that they believe they have incurred by reason of the Computer Intrusion. Each of our acquiring banks has asserted a right to be indemnified by us for any losses it incurs by reason of claims by issuing banks. In addition, payment card companies and associations have imposed, and others may seek to impose, fines by reason of the Computer Intrusion. Various litigation and claims have been, and additional litigation and claims may be, asserted against us and/or our acquiring banks on behalf of customers, banks and payment card companies and shareholders seeking damages allegedly arising out of the Computer Intrusion and other relief related to the Computer Intrusion. We entered into a settlement agreement, which is subject to court approval and other conditions, with respect to the customer class action litigation and a settlement agreement with Visa Inc., Visa U.S.A. Inc. and our U.S. acquiring bank, which is subject to conditions, with respect to claims of eligible U.S. Visa issuers that issued payment cards potentially affected by the Computer Intrusion. We intend to defend pending litigation and claims vigorously, although we cannot predict the outcome of any such litigation and claims. Canadian privacy officials have completed their investigation and U.K. privacy officials determined not to investigate. Various other governmental agencies are investigating the Computer Intrusion, and although we are cooperating in such investigations, we may be subject to fines or other obligations as a result of those investigations.
The nine months ended October 27, 2007 include after-tax charges of $130 million ($216 million pre-tax) with respect to the Computer Intrusion. These charges include after-tax costs of $23 million ($38 million pre-tax) incurred during the first six months of the current fiscal year, as well as an after-tax charge of $107 million ($178 million pre-tax) recorded in the second quarter for TJX’s estimated exposure to potential losses related to the Computer Intrusion. This accrual reflects TJX’s estimate of probable losses in accordance with generally accepted accounting principles and includes an estimation of total potential cash liabilities, from pending litigation, proceedings, investigations and other claims (including settlements), as well as legal and other costs and expenses, arising from the Computer Intrusion. Cash charges against the reserve in the third quarter ended October 27, 2007 were $3 million, reducing the reserve to $175 million as of October 27, 2007. We also expect to incur non-cash charges in fiscal 2009 or 2010 pursuant to the customer class action settlement. As an estimate, our reserve is subject to uncertainty, and actual costs may vary materially from this estimate. We may decrease or increase our estimate of future expenses and the amount of our reserve based on developments such as the course and resolution of litigation and investigations and new information with respect to the Computer Intrusion and amounts recoverable under insurance policies. Any such decreases or increases may be material.
Interest (income) expense, net: Interest (income) expense, net amounted to expense of $3.1 million for the third quarter of fiscal 2008 compared to expense of $6.8 million for the same period last year. Interest (income) expense, net, amounted to income of $0.4 million for the nine-months ended October 27, 2007 compared to expense of $16.0 million for the same period last year. These changes were the result of interest income totaling $7.3 million in the third quarter this year versus $3.4 million for the same period last year and $30.4 million for the nine month period this year versus $13.6 million for the same period last year. The additional interest income this year was due to higher cash balances available for investment, partly the result of the temporary suspension of our stock buyback program for most of the fiscal 2008 first quarter, as well as higher interest rates earned on our investments.
Income taxes: The effective income tax rate was 37.7% for the third quarter ended October 27, 2007 compared to 38.6% for last year’s third quarter, and 37.8% for the current year-to-date period as compared to 38.5% for last year’s comparable period. The reduction in the effective income tax rates for the fiscal 2008 third quarter and year-to-date period as compared to comparable prior periods results largely from TJX’s change in assertion regarding the undistributed earnings of one of its Puerto Rico subsidiaries. Beginning in this year’s third quarter, TJX concluded that the undistributed earnings of its Puerto Rico subsidiary that operates Marshalls stores would not be permanently reinvested. As a result, we recorded a deferred tax liability for the effect of the undistributed income and, in addition, we were able to fully recognize the benefit of accumulated foreign tax credits that had been earned at the subsidiary level. The net impact of this change in assertion was a reduction in our third quarter and year-to-date effective income tax rates. Prior to this period the earnings of this Puerto Rico subsidiary were deemed to be indefinitely reinvested. In addition the tax impact on the Provision for Computer Intrusion related costs is recorded at a marginal tax rate which is slightly higher than the effective income tax rate on all other earnings resulting in a reduction in the fiscal 2008 effective income tax rate.
Income from continuing operations: Income from continuing operations for this year’s third quarter was $249.5 million, or $0.54 per diluted share versus income from continuing operations of $230.8 million, or $0.48 per diluted share, in last year’s third quarter. Income from continuing operations for the nine months ended October 27, 2007 was $470.6 million, or $1.00 per diluted share, (which includes an after-tax charge of $130.2 million, or $0.28 per diluted share, relating to the Computer Intrusion) and compares to income from continuing operations of $533.5 million, or $1.12 per diluted share, for the same period last year. Changes in currency exchange rates (including the impact of the mark-to-market adjustment of inventory hedge contracts) did not have a significant impact on our third quarter or year-to-date consolidated earnings.
Discontinued operations and net income: During the fourth quarter of the fiscal year ended January 27, 2007, we closed 34 A.J. Wright stores and recorded the cost to close the stores, as well as operating results of the stores, as discontinued operations. Accordingly, the financial statements for the prior periods ended October 28, 2006 have been adjusted to reflect the operating results of the closed stores as discontinued operations. The loss related to the discontinued operations and included in net income for the periods ended October 28, 2006 is immaterial.
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
Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006

Net sales	$3,008.8	$2,947.1	$8,554.0	$8,252.3
Segment profit	$309.4	$313.8	$834.0	$791.6
Segment profit as a percentage of net sales	10.3%	10.6%	9.8%	9.6%
Percent (decrease) increase in same store sales	(1)%	5%	1%	2%
Stores in operation at end of period			1,628	1,575
Selling square footage at end of period (in thousands)			39,881	38,559
Net sales for Marmaxx increased 2% for the third quarter of fiscal 2008 as compared to the same period last year and increased 4% for the nine months ended October 27, 2007 as compared to the same period last year. Same store sales for Marmaxx decreased 1% for the quarter and increased 1% for the year-to-date period. Unseasonably warm weather during the quarter negatively impacted cold-weather apparel sales. In addition, home fashions underperformed. Sales at Marmaxx for both the third quarter and nine-month periods reflected strong same store sales increases in less weather sensitive categories such as dresses, footwear and accessories. During the nine months ended October 27, 2007 we added 238 expanded footwear departments to Marshalls stores with the expansions planned for fiscal 2008 now virtually complete. Geographically, same store sales for the third quarter in most regions were consistent with the chain average with the Southwest and West Coast recording same store sales increases. On a year-to-date basis, same store sales for the Northeast, Southwest and West Coast were above the chain average, while same store sales in Florida and the Midwest were below the chain average.
Segment profit for the quarter ended October 27, 2007 was $309.4 million, down slightly compared to last year’s third quarter. Third quarter segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) was 10.3%, down from 10.6% last year. We executed our off-price fundamentals well during the third quarter, and despite being aggressive with markdowns, we were able to maintain merchandise margins.

Merchandise margins were essentially flat with the prior year as a strong mark-on largely offset increased markdowns taken due to the unseasonably warm weather in the quarter. Segment margin was reduced by the de-levering impact of a decrease in same store sales, as well as a planned increase in advertising expense which increased 0.1 percentage points as a percentage of net sales. The de-levering impact on expense ratios due to the same store sales decrease was partly offset by our cost containment initiatives.
Segment profit for the nine months ended October 27, 2007 increased 5% to $834.0 million, compared to the same period last year. Segment profit margin was 9.8% for the nine-month period in fiscal 2008 versus 9.6% last year. Segment margin was favorably impacted by merchandise margins, which increased 0.2 percentage points due to higher mark-on, as well as some expense leverage due to our cost containment measures. These year-to-date improvements in segment margin were partly offset by a planned increase in advertising expense which increased 0.1 percentage points as a percentage of net sales.
As of October 27, 2007, Marmaxx’s average per store inventories, including inventory on hand at its distribution centers, were down 6% as compared to average per store inventories at the same time last year. This compares to a 5% increase in average per store inventories at October 28, 2006 from the end of the prior year period. As of October 27, 2007, Marmaxx’s total inventory commitment, which includes inventory in our stores and distribution centers as well as merchandise on order, was down versus last year on a per-store basis.
Winners and HomeSense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006

Net sales	$558.9	$477.3	$1,419.7	$1,246.7
Segment profit	$68.5	$60.7	$142.9	$130.3
Segment profit as a percentage of net sales	12.3%	12.7%	10.1%	10.4%
Percent increase in same store sales:
U.S. currency	15%	11%	10%	12%
Local currency	5%	5%	5%	4%
Stores in operation at end of period
Winners			190	184
HomeSense			71	68

Total Winners and HomeSense			261	252

Selling square footage at end of period (in thousands)
Winners			4,364	4,214
HomeSense			1,358	1,280

Total Winners and HomeSense			5,722	5,494

Net sales for Winners and HomeSense increased 17% for the third quarter ended October 27, 2007 over last year’s third quarter and increased 14% for the nine-month period over the same period last year. Currency exchange accounted for approximately 60% of the sales increase in the quarter and nearly 40% of the sales increase in the year-to-date period. In local currency, which we believe better reflects our operating performance, same store sales increased 5% in both the third quarter this year and last year. On a year-to-date basis, same store sales increased 5% this year compared to a 4% same store sales increase for the year-to-date period last year. Same store sales for the periods ended October 27, 2007 were positively impacted by sales of home fashions, footwear, jewelry and accessories. HomeSense continued to perform well, favorably impacting same store sales in fiscal 2008. These positive factors were partially offset by the impact of unseasonably warm weather in this year’s third quarter apparel sales.
Segment profit for the current year’s second quarter increased 13% to $68.5 million, while segment margin decreased slightly from last year to 12.3%. Segment profit for the nine months ended October 27, 2007 increased 10% to $142.9 million, while segment margin decreased 0.3 percentage points to 10.1%. Currency exchange rates reduced segment profit by $5 million for the third quarter and $4 million for the year-to-date period, which includes a $12 million charge for the mark-to-market adjustment of inventory hedge contracts designed to lock in the cost of merchandise purchases that are denominated in U.S. dollars. This charge, which will be offset by a similar gain in the fourth quarter when the related merchandise is sold, reduced third quarter segment margin by 2.1 percentage points and year-to-date segment margin by 0.8 percentage points. This reduction in third quarter segment margin was partially offset by an increase in merchandise margin, primarily due to increased mark-on, as well as a reduction in advertising as a percentage of net sales. The third quarter and year-to-date segment margin also reflect the favorable impact of cost containment initiatives and strong same store sales results on expense ratios.
T.K. Maxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006

Net sales	$567.9	$481.1	$1,495.0	$1,235.9
Segment profit	$39.9	$36.8	$60.7	$54.6
Segment profit as a percentage of net sales	7.0%	7.7%	4.1%	4.4%
Percent increase in same store sales:
U.S. currency	13%	17%	16%	9%
Local currency	6%	11%	7%	9%
Stores in operation at end of period			225	210
Selling square footage at end of period (in thousands)			5,045	4,605
T.K. Maxx’s net sales for the third quarter ended October 27, 2007 increased 18% compared to the same period last year and year-to-date net sales increased 21% over the same period last year. Currency exchange rates accounted for nearly one-half of the sales growth for both periods of fiscal 2008. In local currency, T.K. Maxx’s same store sales increased 6% for the third quarter this year compared to a same store sales increase of 11% for last year’s third quarter. On a year-to-date basis, in local currency, same store sales increased 7% this year, versus 9% last year. Same store sales for home fashions, footwear and accessories, and dresses performed above the chain average, while other apparel categories were generally below the chain average.
Segment profit for the current year’s third quarter increased 8% to $39.9 million, and segment margin decreased 0.7 percentage points compared to last year’s third quarter. Segment profit for the nine-month period increased 11% to $60.7 million, while segment margin decreased slightly to 4.1% compared to the same period last year. Currency exchange rates favorably impacted segment profit by approximately $2 million in the third quarter and approximately $5 million in the year-to-date period. During this year’s third quarter T.K. Maxx opened its first five stores in Germany which reduced segment profit for this year’s third quarter and year-to-date periods by $5 million and reduced third quarter segment margin by 0.9 percentage points and the year-to-date segment margin by 0.3 percentage points. T.K. Maxx’s segment margins for both the quarter and year-to-date also reflect lower merchandise margins, primarily from higher markdowns, as well as lease termination costs related to store relocations. These reductions in segment margin were partially offset by the favorable impact of same store sales growth on expense ratios, as well as the division’s cost containment efforts.
HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006

Net sales	$371.8	$336.0	$1,032.2	$943.2
Segment profit	$25.1	$17.6	$44.2	$30.3
Segment profit as a percentage of net sales	6.7%	5.2%	4.3%	3.2%
Percent increase in same store sales:	4%	5%	4%	4%
Stores in operation at end of period			287	270
Selling square footage at end of period (in thousands)			5,526	5,207

HomeGoods’ net sales for the third quarter of fiscal 2008 increased 11% compared to the same period last year, and on a year-to-date basis net sales increased 9% over the same period last year. Same store sales increased 4% for the third quarter of fiscal 2008, versus an increase of 5% for the same period last year. Same store sales increased 4% for the year-to-date periods of both fiscal years. Segment margin for the quarter and year-to-date period improved over last year’s comparable periods primarily due to improved merchandise margins and the leveraging of expenses, particularly in occupancy and administrative costs. These segment margin improvements were offset in part by an increase in advertising expenses as a percentage of net sales in both the quarter and year-to-date periods. We attribute this division’s strong performance to solid execution of off-price buying and flow of product, with same store sales increases across most categories.
A.J. Wright

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006

Net sales	$151.3	$148.5	$444.0	$419.2
Segment loss	$(2.3)	$(2.3)	$(7.0)	$(9.1)
Segment loss as a percentage of net sales	(1.5)%	(1.5)%	(1.6)%	(2.2)%
Percent increase in same store sales:	0%	4%	2%	3%
Stores in operation at end of period — continuing operations*			130	128
Selling square footage at end of period (in thousands) — continuing operations*			2,600	2,558

*	Stores in operation and square footage as of October 28, 2006 have been adjusted for store closings accounted for as discontinued operations.
The table above presents A.J. Wright’s operating results from continuing operations. The operating results of the stores classified as discontinued operations for the periods ended October 28, 2006 were immaterial.
A.J. Wright’s net sales increased 2% for the third quarter ended October 27, 2007 over the same quarter in the prior year and increased 6% for the year-to-date period compared to the same period last year. The unseasonably warm weather in this year’s third quarter in the Northeast and Midwest, where A.J. Wright stores are concentrated, led to same store sales that were flat in the quarter compared to last year’s third quarter and up 2% on a year-to-date basis. A.J. Wright’s third quarter segment loss was comparable to last year with an increase in merchandise margin offsetting the impact of weak sales. On a year-to-date basis, A.J. Wright’s segment loss decreased from the comparable prior year period, primarily due to improved expense ratios, partially offset by a decrease in merchandise margin.
Bob’s Stores

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006

Net sales	$78.8	$82.9	$214.0	$210.6
Segment loss	$(2.9)	$(1.2)	$(13.0)	$(11.4)
Segment loss as a percentage of net sales	(3.7)%	(1.4)%	(6.1)%	(5.4)%
Percent (decrease) increase in same store sales:	(2)%	2%	2%	3%
Stores in operation at end of period			34	36
Selling square footage at end of period (in thousands)			1,242	1,306
Bob’s Stores’ third quarter net sales decreased 5% as compared to the same period in the prior year, and increased 2% for the nine months ended October 27, 2007 as compared to the same period last year. Same store sales decreased 2% in the third quarter and increased 2% for the nine months ended October 27, 2007. Bob’s Stores third quarter sales were negatively impacted by unseasonably warm weather, as this division’s stores are concentrated in the Northeastern United States. Bob’s Stores segment loss for the quarter and year-to-date periods increased over the prior year, with improved merchandise margins more than offset by the de-levering impact of same store sales results on expense ratios as well as higher advertising costs as a percentage of sales.
General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006

General corporate expense	$34.2	$43.0	$90.3	$103.5
General corporate expense for segment reporting purposes refers to those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The decrease in general corporate expense for the third quarter compared to last year’s third quarter reflects a prior year contribution to our charitable foundation of $10 million partially offset by an increase in corporate support costs for this year’s third quarter. On a year-to-date basis, general corporate expenses declined as last year’s general corporate expense included the contribution to our charitable foundation of $10 million, as well as a $4 million charge for a portion of the cost of a workforce reduction in the first quarter of fiscal 2007.
Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $578 million for the nine months ended October 27, 2007, compared to $477 million for the nine months ended October 28, 2006. Net income, after adjusting for the non-cash charge of $107 million for the Provision for Computer Intrusion related costs, provided cash of $578 million in fiscal 2008, compared to $533 million last year. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $310 million in fiscal 2008, compared to $468 million last year. These favorable changes in cash provided are offset by the unfavorable impact of an increase in accounts receivable and all other current assets of $110 million this year compared to an increase of $33 million last year.
Investing activities relate primarily to property additions for new stores, store improvements and renovations and investment in our distribution network. Cash outlays for property additions amounted to $406 million in the nine months ended October 27, 2007, compared to $292 million in the same period last year. We anticipate that capital spending for fiscal 2008 will be approximately $575 million.
Cash flows from financing activities consist primarily of our share repurchase program. During the nine months ended October 27, 2007, we repurchased and retired 22.7 million shares of our common stock at a cost of $650 million. We reflect stock repurchases in our financial statements on a “settlement” basis, which amounted to $639 million for the nine-month period ended October 27, 2007 versus $429 million for the nine months ended October 28, 2006. During the third quarter ended October 27, 2007, we repurchased 10.3 million shares of our common stock at a cost of $300 million. Of the $300 million of repurchases made during the third quarter, $86 million completed a $1 billion stock repurchase program approved in October 2005 and $214 million of our stock repurchases were made under the $1 billion stock repurchase program approved in January 2007.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. We have a commercial paper program pursuant to which we issue commercial paper from time to time. Our $500 million revolving credit facility maturing May 2010 and our $500 million revolving credit facility maturing May 2011 serve as back up to our commercial paper program. These credit facilities have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. As of October 27, 2007 and October 28, 2006 we had no short-term borrowings outstanding. The availability under our revolving credit facilities was $1 billion at October 27, 2007 and October 28, 2006. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.

Recently Issued Accounting Pronouncements
We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in the first quarter of fiscal year 2008. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial statement purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the adoption, we recognized a charge of approximately $27.2 million to the retained earnings balance at the beginning of fiscal 2008. In addition, as a result of the adoption, certain amounts that were historically netted within other liabilities were reclassified to other assets. As of the adoption date we had $124.6 million of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of October 27, 2007, we have $136.9 million of unrecognized tax benefits.
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

Forward-looking Statements
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future, including estimates of losses from the Computer Intrusion and projections of earnings per share and same store sales, are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: the results and effects of the Computer Intrusion including the losses and expenses we may incur (which may be different from the amount we reserved and estimated and which differences may be material) and consequences to our business (including potential effects on our reputation and our sales) and to the value of our company and value of our stock; the terms and completion of the settlement of the customer class actions and completion of the Visa settlement; our ability to successfully expand our store base and increase same store sales; fluctuations in quarterly operating results; risks of expansion and costs of contraction; our ability to successfully implement our opportunistic inventory strategies and to effectively manage our inventories; successful advertising and promotion; consumer confidence, demand, spending habits and buying preferences; risks associated with the seasonality of our business, particularly the effects of a decrease in sales or margins during the second half of the year; effects of unseasonable weather; competitive factors; factors affecting availability of store and distribution center locations on suitable terms; factors affecting our recruitment and employment of associates; factors affecting expenses; success of our acquisition and divestiture activities; our ability to successfully implement technologies and systems and protect data; our ability to continue to generate adequate cash flows; our ability to execute the share repurchase program; availability and cost of financing; general economic conditions, including gasoline prices; potential disruptions due to wars, natural disasters and other events beyond our control; changes in currency and exchange rates; import risks; risks inherent in foreign operations; adverse outcomes for any significant litigation; changes in laws and regulations and accounting rules and principles; adequacy of reserves; closing adjustments; effectiveness of internal controls; and other factors that may be described in our filings with the Securities and Exchange Commission. These risks and uncertainties are discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 27, 2007 and in this and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not enter into derivatives for speculative or trading purposes.
Foreign Currency Exchange Rate Risk
     We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Notes A and E to the consolidated financial statements, on pages F-13 through F-17 of the Annual Report on Form 10-K for the fiscal year ended January 27, 2007, we hedge with derivative financial instruments a significant portion of our net investment in foreign operations, intercompany transactions with these operations, and some merchandise purchase commitments incurred by these operations. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts designed to offset the gains or losses in the underlying exposures; most of these gains and losses are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of October 27, 2007, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest we earned and paid. In addition, changes in the gross amount of our borrowings will affect the impact on our future interest expense of future changes in interest rates. We have some financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during the previous year. As of October 27, 2007, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Market Risk
     The assets of our qualified pension plan, a large portion of which is invested in equity securities, are subject to the risks and uncertainties of the public stock market. We allocate the pension assets in a manner that attempts to minimize and control our exposure to these market uncertainties.
Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 27, 2007 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 27, 2007 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Computer Intrusion Related Litigation. Putative class actions were filed against TJX and consolidated in the District of Massachusetts in In re TJX Companies Retail Security Breach Litigation, 07-cv-10162, putatively on behalf of customers, including all customers in the United States, Puerto Rico and Canada, whose transaction data were allegedly compromised by the Computer Intrusion, and putatively on behalf of all financial institutions that received alerts from MasterCard or Visa related to the Computer Intrusion identifying payment cards issued by such financial institutions, and who thereafter suffered damages from actual reissuance costs, monitoring expenses or fraud loss. These putative class actions asserted claims for negligence and related common-law and/or statutory causes of action stemming from the Computer Intrusion, and seek various forms of relief including damages, related injunctive or equitable remedies, multiple or punitive damages, and attorneys’ fees. On September 21, 2007, TJX entered into a settlement agreement with respect to the consolidated class action litigation, amended November 14, 2007, which remains subject to various conditions and to court approval. On October 12, 2007, the Court dismissed the plaintiffs’ claims in the consolidated financial institution class action other than claims of negligent misrepresentation and a state statutory claim based on the same claims of negligent misrepresentation. On November 29, 2007 the Court denied the plaintiffs’ motions for class certification in the consolidated financial institution class action.
The Arkansas Carpenters Pension Fund, the purported beneficial holder of 4,500 shares of TJX common stock, brought an action seeking the right to inspect TJX’s books and records dating back to 2003, as well as its attorneys’ fees and costs.
Computer Intrusion Related Government Investigations. A number of government agencies are conducting investigations as to whether TJX as a result of the Computer Intrusion may have violated laws regarding consumer protection and related matters. TJX has been cooperating in each of the government investigations. On September 25, 2007, the Office of the Privacy Commissioner of Canada and the Office of the Information and Privacy Commissioner of Alberta completed an Investigation into Security, Collection and Retention of Personal Information with respect to the Computer Intrusion and issued a Report of their joint findings, and TJX is implementing their recommendations. TJX has been advised that the U.K. Information Commissioner’s Office will not be pursuing the matter further.
Other Litigation. Putative class actions have been filed against TJX and consolidated in the United States District Court for the District of Kansas in In re: The TJX Companies, Inc. Fair and Accurate Credit Transactions Act (FACTA) Litigation, MDL Docket No. 1853, putatively on behalf of persons in the United States to whom TJX provided credit card or debit card receipts in alleged violation of the Fair and Accurate Credit Transactions Act, 15 U.S.C. § 1681 et seq. The plaintiffs in these actions seek statutory damages, punitive damages, injunctive relief, and costs and attorneys’ fees.
A putative class action captioned Mason Lee v. Marshalls of California, Inc. (Case No. RG07337021) was filed in Alameda County, California, Superior Court on July 23, 2007 for alleged violations of certain sections of the California Labor Code, principally Section 212 (prohibiting issuance of out-of-state paychecks), Section 226.7 (requiring paid rest periods) and Section 226 (requiring certain information on paychecks). The Complaint seeks unspecified actual damages, penalties of $100 for each aggrieved employee for the initial violation and $200 for each aggrieved employee for each subsequent violation, together with attorneys’ fees and costs.
TJX intends to defend all pending litigation and investigations vigorously.

Item 1A. Risk Factors
          There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 27, 2007 other than the changes previously disclosed on Form 10-Q for the period ended July 28, 2007, previously filed with the Securities and Exchange Commission on August 24, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
The number of shares of common stock we repurchased (on a “trade-date” basis) during the third quarter of fiscal 2008 and the average price per share we paid is as follows:

			(c)	(d) Maximum Number
			Total Number of Shares	(or Approximate
			Purchased	Dollar Value) of
	(a) Total	(b)	as Part of	Shares that May Yet
	Number of Shares	Average Price	Publicly Announced	Be Purchased Under
	Purchased	Paid Per Share(1)	Plans or Programs(2)	Plans or Programs
July 29, 2007 through August 25, 2007	4,424,494	28.25	4,424,494	$960,811,692

August 26, 2007 through September 29, 2007	3,308,518	30.23	3,308,518	$860,798,613

September 30, 2007 through October 27, 2007	2,551,480	29.39	2,551,480	$785,798,622

Total:	10,284,492		10,284,492

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	In August 2007 we completed our $1 billion share repurchase program announced in October 2005, and in January 2007, our Board of Directors approved a new repurchase program to repurchase up to $1 billion of TJX common stock from time to time. Through October 27, 2007, we had repurchased 7.2 million shares at a cost of $214.2 million under our $1 billion share repurchase program announced in January 2007.

Item 6. Exhibits
3(i).1	The Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q for the quarter ended July 28, 2005.

3(ii).1	The by-laws of TJX, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 10-Q for the quarter ended July 28, 2005.

10.1	The Settlement Agreement between ACohen Marketing & Public Relations, LLC, Julie Buckley, Anne Cohen, LaQuita Kearney, Laura Lerner, Robert Mann, Jitka Parmet, Deborah Wilson, Kathleen Robinson, Shannon Kidd, and Mary Robb Farley, individually and on behalf of the Settlement Class, The TJX Companies, Inc. and Fifth Third Bancorp dated September 21, 2007, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed September 21, 2007. The Amended Settlement Agreement, dated as of November 14, 2007, by and among ACohen Marketing & Public Relations, LLC, Julie Buckley, Anne Cohen, LaQuita Kearney, Laura Lerner, Robert Mann, Jitka Parmet, Deborah Wilson, Kathleen Robinson, Shannon Kidd and Mary Robb Farley, individually and on behalf of the Settlement Class, The TJX Companies, Inc. and Fifth Third Bancorp is filed herewith.

10.2	Settlement Agreement among The TJX Companies, Inc., Visa U.S.A. Inc. and Visa Inc. and Fifth Third Bank, dated November 29, 2007 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed November 30, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)
Date: December 5, 2007	/s/ Nirmal K. Tripathy
Nirmal K. Tripathy, Chief Financial Officer, on
behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3(i).1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed for the quarter ended July 28, 2005.

3(ii).1	The by-laws of TJX, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 10-Q filed for the quarter ended July 28, 2005.

10.1	The Settlement Agreement between ACohen Marketing & Public Relations, LLC, Julie Buckley, Anne Cohen, LaQuita Kearney, Laura Lerner, Robert Mann, Jitka Parmet, Deborah Wilson, Kathleen Robinson, Shannon Kidd, and Mary Robb Farley, individually and on behalf of the Settlement Class, The TJX Companies, Inc. and Fifth Third Bancorp dated September 21, 2007, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed September 21, 2007. The Amended Settlement Agreement, dated as of November 14, 2007, by and among ACohen Marketing & Public Relations, LLC, Julie Buckley, Anne Cohen, LaQuita Kearney, Laura Lerner, Robert Mann, Jitka Parmet, Deborah Wilson, Kathleen Robinson, Shannon Kidd and Mary Robb Farley, individually and on behalf of the Settlement Class, The TJX Companies, Inc. and Fifth Third Bancorp is filed herewith.

10.2	Settlement Agreement among The TJX Companies, Inc., Visa U.S.A. Inc. and Visa Inc. and Fifth Third Bank, dated November 29, 2007 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed November 30, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.