Form 10-K
period 2008-01-26
TJX COMPANIES INC /DE/
filed 2008-03-26
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 26, 2008

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
YES [ x ] NO [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [  ] NO [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ x ] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ x ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [  ] NO [ x ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 28, 2007 was $12,085,221,009, based on the closing sale price as reported on the New York Stock Exchange.

There were 427,949,533 shares of the registrant’s common stock, $1.00 par value, outstanding as of January 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 3, 2008 (Part III).

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

Our off-price mission is to deliver an exciting, fresh and rapidly changing assortment of brand-name merchandise at excellent values to our customers. We define value as the combination of quality, brand, fashion and price. With over 500 buyers, 10,000 vendors worldwide and over 2,500 stores, we believe we are well positioned to continue accomplishing this goal. Our key strengths include:

—	synergistic businesses with flexible, resilient business models

—	history of growth in various types of retail environments

—	expertise in off-price buying

—	substantial buying power

—	track record of successful expansion into new geographies and merchandise categories

—	solid relationships with many manufacturers and other merchandise suppliers

—	deep organization with decades of experience in off-price retailing as well as other forms of retailing

—	inventory management systems and distribution networks specific to our off-price business model

—	financial strength and excellent credit rating

As an off-price retailer, we offer quality, name brand and designer family apparel and home fashions every day at substantial savings to comparable department and specialty store regular prices. We can offer these everyday savings as a result of our opportunistic buying strategies, disciplined inventory management, including rapid inventory turns, and low expense structure.

In our off-price apparel chains, we purchase the majority of our inventory opportunistically. Opportunistic purchases are also a significant factor in our home fashion businesses but to a lesser extent. In contrast to traditional retailers that order goods far in advance of the time they appear on the selling floor, TJX buyers are in the marketplace virtually every week, buying primarily for the current selling season. By maintaining a liquid inventory position, our buyers can buy close to need, enabling them to buy into current market trends and take advantage of the opportunities in the marketplace. Due to the unpredictable nature of consumer demand in the highly fragmented apparel and home fashions marketplace and the mismatch of supply and demand, we are regularly able to buy the vast majority of our inventory directly from manufacturers, with some merchandise coming from other retailers and other sources. We purchase virtually all of our inventory for our off-price stores at discounts from initial wholesale prices. Although we generally purchase merchandise for our off-price chains to sell in the current season, we purchase a limited quantity of pack away merchandise that we buy specifically to warehouse and sell in a future selling season. We are willing to purchase less than a full assortment of styles and sizes. We pay promptly and do not ask for typical retail concessions in our off-price chains such as advertising, promotional and markdown allowances, or delivery concessions such as drop shipments to stores or delayed deliveries or return privileges. Our financial strength, strong reputation and ability to purchase large quantities of merchandise and sell it through our geographically diverse network of stores provide us excellent access to leading branded merchandise. Our opportunistic buying permits us to consistently offer our customers in our off-price chains a rapidly changing merchandise assortment at everyday values that are below department and specialty store regular prices.

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

We operate with a low cost structure relative to many other retailers. Our stores are generally located in community shopping centers. While we seek to provide a pleasant, easy shopping environment with an emphasis on customer convenience, we do not spend heavily on store fixtures. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments in response to customer demand, available merchandise and fashion trends. Also, our large retail presence, strong financial position and expertise in the real estate market allow us generally to obtain favorable lease terms. In our off-price chains, our advertising budget as a percentage of sales remains low compared to traditional department and specialty stores. Our high sales-per-square-foot productivity and rapid inventory turnover also provide expense efficiencies.

With all of our off-price chains operating with the same off-price strategies and systems, we are able to capitalize upon expertise, best practices, initiatives and new ideas across our chains, develop associates by transferring them from one chain to another, and grow our various businesses more efficiently and effectively.

During the fiscal year ended January 26, 2008, we derived 77% of our sales from the United States, including Puerto Rico (27% from the Northeast, 13% from the Midwest, 22% from the South, 1% from the Central Plains, 13% from the West and 1% from Puerto Rico) and 23% from foreign countries (11% from Canada, 12% from Europe (the United Kingdom, Ireland, and Germany)). By merchandise category, we derived approximately 63% of our sales from apparel (including footwear), 25% from home fashions and 12% from jewelry and accessories.

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

Unless otherwise indicated, all store information is as of January 26, 2008, and references to store square footage are to gross square feet. Fiscal 2006 means the fiscal year ended January 28, 2006, fiscal 2007 means the fiscal year ended January 27, 2007, fiscal 2008 means the fiscal year ended January 26, 2008 and fiscal 2009 means the fiscal year ending January 31, 2009.

Segment Overview

MARMAXX (T.J. MAXX AND MARSHALLS)

Marmaxx operates the largest off-price retailers in the United States, T.J. Maxx and Marshalls, with 847 T.J. Maxx stores in 48 states and 762 Marshalls stores in 42 states and 14 in Puerto Rico, at fiscal 2008 year-end. We maintain the separate identities of the T.J. Maxx and Marshalls stores through product assortment, in-store initiatives, marketing and store appearance. This encourages our customers to shop at both chains.

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

T.J. Maxx and Marshalls stores are generally located in suburban community shopping centers. T.J. Maxx stores average approximately 30,000 square feet. Marshalls stores average approximately 32,000 square feet. We currently expect to add a net of approximately 45 stores in fiscal 2009. Ultimately, we believe that T.J. Maxx and Marshalls together can operate approximately 2,000 stores in the United States and Puerto Rico, an increase of approximately 200 stores over our previous estimate.

HOMEGOODS

HomeGoods is our off-price retail chain that sells exclusively home fashions with a broad array of giftware, home basics, accent furniture, lamps, rugs, accessories, children’s furniture, and seasonal merchandise for the home. Many of the HomeGoods stores are stand-alone stores; however, we also combine HomeGoods stores with a T.J. Maxx or Marshalls store in a superstore format, the majority of which are dual-branded, with both the T.J. Maxx or Marshalls logo and the HomeGoods logo. In fiscal 2008, we continued to open a different superstore format, called a “combo store,” in which a HomeGoods store is located beside a T.J. Maxx or Marshalls store, with interior passageways providing access between the stores. This configuration is also dual-branded with both the T.J. Maxx or Marshalls logo and the HomeGoods logo.

Stand-alone HomeGoods stores average approximately 27,000 square feet. In superstores, which average approximately 53,000 square feet, we dedicate an average of 22,000 square feet to HomeGoods. The 289 stores open at the end of fiscal 2008 include 156 stand-alone stores, 105 superstores and 28 combo stores. In fiscal 2009, we plan to net 25 additional stores. We believe that the U.S. market could potentially support approximately 550 to 600 HomeGoods stores in the long term.

WINNERS AND HOMESENSE

Winners is the leading off-price retailer in Canada, offering off-price brand name and designer family apparel, accessories, including fine jewelry, home fashions and giftware. Winners operates HomeSense, our Canadian off-price home fashions chain, launched in fiscal 2001. Like our HomeGoods chain, HomeSense offers a wide and rapidly changing assortment of off-price home fashions including giftware, home basics, accent furniture, lamps, rugs, accessories and seasonal merchandise. We operate HomeSense in a stand-alone format, as well as a superstore format where a HomeSense store and a Winners store are combined or operate side-by-side.

At fiscal 2008 year end, we operated 191 Winners stores, which averaged approximately 29,000 square feet and 71 HomeSense stores, which averaged approximately 24,000 square feet. We expect to add a net of 16 stores in Canada in fiscal 2009, in the stand-alone and superstore format as well as the introduction of a new off-price concept. Ultimately, we believe the Canadian market can support approximately 230 Winners stores and approximately 80 HomeSense stores.

T.K. MAXX

T.K. Maxx, operating in the United Kingdom, Ireland and Germany, is the only major off-price retailer in any European country. T.K. Maxx utilizes the same off-price strategies employed by T.J. Maxx, Marshalls and Winners and offers the same types of merchandise. At the end of fiscal 2008, we operated 221 T.K. Maxx stores in the U.K. and Ireland and 5 in Germany, which averaged approximately 31,000 square feet. We expect to add a total of 10 T.K. Maxx stores in the U.K. and Ireland in fiscal 2009 and believe that the U.K. and Ireland can support approximately 275 stores in the long term. In the fall of fiscal 2008, we opened our first 5 T.K. Maxx stores in Germany, and we expect to open an additional 5 stores in Germany in fiscal 2009 for a total of 10 stores in that country by the end of the year. Additionally, T.K. Maxx expects to open its first 5 HomeSense stores in the U.K. in fiscal 2009, which will mark the launch of our Canadian HomeSense concept in Europe.

A.J. WRIGHT

A.J. Wright offers our off-price concept to the moderate income customer demographic, which differentiates this chain from our other off-price divisions. A.J. Wright stores offer brand-name family apparel, including accessories and footwear, as well as home fashions and giftware, including toys and games, and special, opportunistic purchases. A.J. Wright stores average approximately 26,000 square feet. We operated 129 A.J. Wright stores in the United States at fiscal 2008 year end. In fiscal 2009, we anticipate opening a net of 5 stores in existing markets. Although we are continuing to temper the rate at which we grow this chain, we believe that the customer demographics of the A.J. Wright concept could ultimately support approximately 1,000 A.J. Wright stores in the U.S.

BOB’S STORES

Bob’s Stores, acquired in late 2003, offers casual, family apparel and footwear, including workwear, activewear, and licensed team apparel. Bob’s Stores’ customer demographics span the moderate to upper-middle income bracket. Bob’s Stores operated 34 stores at the end of fiscal 2008, with an average size of 46,000 square feet. We do not plan to open any new stores for this division in fiscal 2009 as we continue to evaluate this business.

Store Locations

We operated stores in the following locations as of January 26, 2008:

STORES LOCATED IN THE UNITED STATES:

	T.J. Maxx*	Marshalls*	HomeGoods*	A. J. Wright	Bob’s Stores

Alabama	18	6	2	-	-
Arizona	10	14	4	-	-
Arkansas	8	-	1	-	-
California	73	103	31	7	-
Colorado	11	7	3	-	-
Connecticut	25	23	10	5	13
Delaware	3	3	1	-	-
District of Columbia	1	-	-	1	-
Florida	59	66	28	2	-
Georgia	33	28	9	-	-
Idaho	5	1	1	-	-
Illinois	37	39	14	17	-
Indiana	17	10	2	8	-
Iowa	6	2	-	-	-
Kansas	6	3	1	-	-
Kentucky	9	4	3	2	-
Louisiana	7	9	-	-	-
Maine	7	4	3	-	-
Maryland	11	23	7	5	-
Massachusetts	47	47	21	20	11
Michigan	33	20	9	8	-
Minnesota	12	12	8	-	-
Mississippi	5	2	-	-	-
Missouri	13	12	6	-	-
Montana	3	-	-	-	-
Nebraska	4	2	-	-	-
Nevada	6	7	3	-	-
New Hampshire	14	9	5	1	3
New Jersey	30	39	21	7	3
New Mexico	3	2	-	-	-
New York	47	57	19	17	3
North Carolina	25	20	10	-	-
North Dakota	3	-	-	-	-
Ohio	38	18	9	8	-
Oklahoma	4	3	-	-	-
Oregon	7	5	3	-	-
Pennsylvania	39	30	9	6	-
Puerto Rico	-	14	6	-	-
Rhode Island	5	6	4	2	1
South Carolina	19	9	4	-	-
South Dakota	1	-	-	-	-
Tennessee	25	14	6	3	-
Texas	38	61	9	-	-
Utah	10	-	2	-	-
Vermont	4	1	1	-	-
Virginia	30	24	7	8	-
Washington	15	8	-	-	-
West Virginia	4	2	1	-	-
Wisconsin	16	7	6	2	-
Wyoming	1	-	-	-	-

Total Stores	847	776	289	129	34

*	Includes T.J. Maxx, Marshalls or HomeGoods portion of a superstore.

STORES LOCATED IN CANADA:

	Winners*	HomeSense*

Alberta	23	8
British Columbia	25	12
Manitoba	6	1
New Brunswick	3	2
Newfoundland	2	1
Nova Scotia	6	2
Ontario	88	34
Prince Edward Island	1	-
Quebec	34	10
Saskatchewan	3	1

Total Stores	191	71

*	Includes Winners or HomeSense portion of a superstore.

STORES LOCATED IN EUROPE:

T.K. Maxx

United Kingdom	210
Republic of Ireland	11
Germany	5

Total Stores	226

Other Information

EMPLOYEES

At January 26, 2008, we had approximately 129,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees during the peak back-to-school and holiday seasons.

CREDIT

Our stores operate primarily on a cash-and-carry basis. Each chain accepts credit sales through programs offered by banks and others. Our co-branded TJX card program for our domestic divisions offered by a major bank expired January 31, 2007, as scheduled. We now offer a new co-branded TJX credit card program, as well as a private label customer credit card with a different major bank. We do not maintain customer credit receivables related to either program. The rewards program associated with these credit cards is partially funded by TJX.

BUYING AND DISTRIBUTION

We operate a centralized buying organization that services both the T.J. Maxx and Marshalls chains, while each of our other chains has its own centralized buying organization. All of our chains are serviced through their own distribution networks, including the use of third party providers at our HomeGoods and Winners divisions.

TRADEMARKS

We have the right to use our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, HomeSense, T.K. Maxx, A.J. Wright and Bob’s Stores, in relevant countries. Our rights in these trademarks and service marks endure for as long as they are used.

SEASONALITY

Our business is subject to seasonal influences, which causes us generally to realize higher levels of sales and income in the second half of the year. This is common in the apparel retail business.

COMPETITION

The retail apparel and home fashion business is highly competitive. We compete on the basis of fashion, quality, price, value, merchandise selection and freshness, brand name recognition and, to a lesser degree, store location. We compete with local, regional, national and international department, specialty, off-price, discount and outlet stores as well as other retailers that sell apparel, accessories, home fashions, giftware and other merchandise that we sell, whether in stores, through catalogues or media or over the internet. We purchase most of our inventory opportunistically and compete for that merchandise with other off-price apparel and outlet retailers. We also compete with other retailers for associates and for store locations.

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

The Annual CEO Certification for the fiscal year ended January 27, 2007, as required by Section 303A.12(a) of the Listed Company Manual of the New York Stock Exchange (“NYSE”), regarding our compliance with the corporate governance listing standards of the NYSE, was submitted to the NYSE on July 3, 2007.

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

Our disclosure and analysis in this 2007 Form 10-K and in our 2007 Annual Report to Shareholders contain some forward-looking statements, including some of the statements made under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2007 Annual Report to Stockholders under “Letter to Shareholders” and “Financial Graphs.” From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior quarter or investors’ expectations. If we fail to meet the expectations of securities analysts or investors, our share price may decline. Factors that could cause us not to meet analysts’ earnings expectations include some factors that are within our control, such as the execution of our off-price buying; selection, pricing and mix of merchandise; and inventory management including flow, markon and markdowns; and some factors that are not within our control, including actions of competitors, weather conditions, economic conditions and consumer confidence, and seasonality. In addition, if we do not repurchase the number of shares we contemplate pursuant to our stock repurchase programs, our earnings per share may be adversely affected. Most of our operating expenses, such as rent expense and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter. We maintain a forecasting process that seeks to project sales and align expenses. If we do not correctly forecast sales or appropriately adjust to actual results, our financial performance could be adversely affected.

Our future performance is dependent upon our ability to continue to expand within our existing markets and to extend our off-price model in new product lines, chains and geographic regions.

Our plans for the future require us to continue to expand rapidly within existing and new markets and geographies. Our growth strategy includes developing new ways to sell more merchandise within our existing stores, continued expansion of our existing chains in our existing markets and countries, expansion of these chains to new markets and countries, and development and opening of new concepts, all of which entail significant risk. Our growth is dependent upon our ability to successfully extend our off-price retail apparel and home fashions concepts in these ways. If we are unable to successfully do so, our future growth or financial performance could be adversely affected.

If we fail to execute our opportunistic buying and inventory management well, our business could be adversely affected.

We purchase the majority of our inventory opportunistically with our buyers purchasing close to need. To drive traffic to the stores and to increase same store sales, the treasure hunt nature of the off-price buying experience requires continued replenishment of fresh high quality, attractively priced merchandise in our stores. While opportunistic buying enables our buyers to buy at the right time and price, in the quantities we need and into market trends, it places considerable discretion in our buyers, subjecting us to risks on the timing, quantity and nature of inventory flowing to the stores. We rely on our expansive distribution infrastructure to support delivering goods to our stores on time. We must effectively and timely distribute inventory to stores, maintain an appropriate mix and level of inventory and effectively manage pricing and markdowns. We regularly change the allocation of floor space within our stores among product categories in response to demand. Failure to execute our opportunistic inventory buying and inventory management well could adversely affect our performance and our relationship with our customers.

If we do not implement our marketing, advertising and promotional programs successfully, or if our competitors are more effective than we are, our revenue may be adversely affected.

We use marketing and promotional programs as one of the ways we attract customers to our stores. We use various media for our promotional efforts, including print, television, database marketing and direct marketing. Some of our competitors may have substantially larger marketing budgets, which may provide them with a competitive advantage. There can be no assurance as to our continued ability to effectively execute our marketing and promotional programs, and any failure to do so could have a material effect on our revenue and results of operations.

Our actual losses arising from the Computer Intrusion could exceed our reserve for our estimated probable losses, and our reputation and business could be materially harmed as a result of any future data breach.

We suffered an unauthorized intrusion or intrusions (such intrusion or intrusions, collectively, the Computer Intrusion) into portions of our computer system that process and store information related to customer transactions, which was discovered during the fourth quarter of fiscal 2007 and in which we believe that customer data were stolen. Various litigation has been or may be filed, and various claims have been or may be otherwise asserted, against us and/or our acquiring banks for which we may be responsible relating to the Computer Intrusion. We have settled some litigation and claims and while we intend to defend the remaining litigation and claims vigorously, we cannot predict the outcome of such litigation and claims. Various governmental entities are investigating the actions of the Company with respect to the Computer Intrusion. Although a number of governmental investigations have been completed, we cannot predict what actions the governmental entities in the remaining investigations will take and what the consequences will be for us. We have recorded a reserve that reflects our estimation of probable losses arising from the Computer Intrusion in accordance with generally accepted accounting principles. While this reserve represents our best estimation of total, potential cash liabilities from pending litigation, proceedings, investigations and other claims, as well as legal and other costs and expenses, arising from the Computer Intrusion, there is no assurance that our actual losses will not be greater.

Since discovering the Computer Intrusion, we have taken steps designed to strengthen the security of our computer systems and protocols and have instituted an ongoing program with respect to data security. Nevertheless, there can be no assurance that we will not suffer a future data compromise. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a further compromise or breach of our computer systems. Any such further compromises or breaches could cause interruptions in our operations, damage to our reputation and customers’ willingness to shop in our stores and subject us to additional costs and liabilities.

Our business is subject to seasonal influences and a decrease in sales or margins during the second half of the year could adversely affect our operating results.

Our business is subject to seasonal influences; we realize higher levels of sales and income in the second half of the year, which includes the back-to-school and year-end holiday season. Any decrease in sales or margins during this period could have a disproportionately adverse effect on our financial condition and results of operations.

If we fail to anticipate consumer trends and preferences, our performance could suffer.

Because our success depends on our ability to keep up with consumer trends, we take steps to address the risk that we will fail to anticipate consumer preferences. These include, for example, maintaining extensive contacts with vendors, with other retailers, as appropriate, and with the National Retail Federation, comparison shopping and monitoring fashion trends. Our buying departments and individual buyers monitor consumer trends and preferences in their respective product categories and areas. We focus on the demographics associated with the customer bases of our divisions and we monitor such demographics in locating new and remodeled stores. Opportunistic buying close to need helps us respond to consumer preferences and trends. Nonetheless, we still face the risk that we will fail to effectively anticipate consumer trends and preferences, which could adversely affect our results.

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

Customers’ willingness to shop and their demand for the merchandise in our stores are affected by adverse and unseasonable weather. Frequent or unusually heavy snow, ice or rain storms, severe cold or heat or extended periods of unseasonable temperatures in our markets could adversely affect our sales and increase markdowns. In addition, natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could severely damage or destroy one or more of our stores or facilities located in the affected areas, thereby disrupting our business operations.

We operate in highly competitive markets, and we may not be able to compete effectively.

The retail business is highly competitive. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional and national retailers. In addition to other retail stores, we also face competition from other retail distribution channels such as catalogues, media and internet sites. Competition is characterized by many factors, including price, value, quality, brand names, merchandise assortment, advertising, marketing and promotional activities, service, location, reputation and credit availability. If we are not able to compete effectively with regard to these factors, our results of operations could be adversely affected.

If we do not attract and retain quality sales, distribution center and other associates in large numbers as well as experienced buying and management personnel, our performance could be adversely affected.

Our performance is dependent on recruiting, developing, training and retaining quality sales, distribution center and other associates in large numbers as well as experienced buying and management personnel. Many of our associates are in entry level or part-time positions with historically high rates of turnover. The nature of the workforce in the retail industry subjects us to the risk of immigration law violations, which risk has increased in recent years. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and state labor and employment requirements. In the event of increasing wage rates, if we do not increase our wages competitively, our customer service could suffer because of a declining quality of our workforce, or our earnings could decrease if we increase our wage rates. In addition, certain associates in our distribution centers are members of unions and therefore subject us to the risk of labor actions. Because of the distinctive nature of our off-price model, we must do significant internal training and development. The market for retail management is highly competitive and, in common with other retailers, we face challenges in securing sufficient management talent. Changes that adversely impact our ability to attract and retain quality associates and management personnel could adversely affect our performance.

If we engage in mergers or acquisitions of new businesses, or divest any of our current businesses, our business will be subject to additional risks.

We have grown our business in part through mergers and acquisitions. Integrating new stores and concepts can be a difficult task. We may consider opportunities to acquire new businesses or to divest any of our current business segments. Acquisition or divestiture activities may divert attention of our executive management team away from the existing businesses. We may do a less than optimal job of due diligence or evaluation of target companies. Divestiture also involves risks, such as the risk of future exposure on lease obligations. Failure to execute on mergers or divestitures in a satisfactory manner could have an adverse effect on our future business prospects or our financial performance in the future.

If we are unable to operate information systems and implement new technologies effectively, our business could be disrupted or our sales or profitability could be reduced.

The efficient operation of our business is dependent on our information systems, including our ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems. In addition, we must protect the confidentiality of data of our Company, our associates, our customers and other third parties. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.

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

Interest rates; recession; inflation; deflation; consumer credit availability; consumer debt levels; energy costs; tax rates and policy; unemployment trends; threats or possibilities of war, terrorism or other global or national unrest; actual or threatened epidemics; political or financial instability; and general economic, political and other factors beyond our control have significant effects on consumer confidence and spending. Consumer spending can, in turn, affect sales at retailers, including TJX. These factors beyond our control could adversely affect our sales and performance.

Issues with merchandise quality or safety could result in damage to our reputation, sales or financial results.

Merchandise we sell in our stores is subject to regulation of and regulatory standards set by various governmental authorities with respect to quality and safety. Regulations and standards in this area may change from time to time, and substantial additional regulations and standards have been proposed. Our inability to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could have a material adverse effect on our financial results. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, which could have a material adverse effect on our financial results.

We are subject to import risks associated with importing merchandise from abroad.

Many of the products sold in our stores are sourced by our vendors and to a limited extent by us in many foreign countries. Imported merchandise is subject to various risks, including potential disruptions in supply, changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise, strikes and other events affecting delivery; consumer perceptions of the safety of imported merchandise, particularly merchandise imported from the People’s Republic of China; and economic, political or other problems in countries from or through which merchandise is imported. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to international trade and imported merchandise are beyond our control and could affect the availability and the price of our inventory.

Our expanding international operations expose us to risks inherent in foreign operations.

We have a significant presence in Canada, the United Kingdom and Ireland, and have recently expanded into Germany. We may also seek to expand into other international markets in the future. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as understanding the retail climate and trends, local customs and competitive conditions in foreign markets, complying with foreign laws, rules and regulations, and foreign currency fluctuations, which could have an adverse impact on our profitability.

Litigation and changes in laws and regulations and accounting rules and principles could negatively affect our business operations and financial performance.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Generally accepted accounting principles may change from time to time, as well. In addition, we are regularly involved in various litigation matters that arise in the ordinary course of business. Litigation, regulatory developments and changes in accounting rules and principles could adversely affect our business operations and financial performance.

We own and lease for long periods significant amounts of real estate, which subjects us to various financial risks.

We lease virtually all of our store locations generally for long terms and either own or lease other real estate on which our primary distribution centers and administrative offices are located. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to cancel a particular lease. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying the rent for the balance of the lease term. When we assign or sublease leased property, we can remain liable if the sublessee does not perform. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

Our stock price may fluctuate based on market expectations.

The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of net income. If the securities analysts that regularly follow our stock lower their rating or lower their projections for future growth and financial performance, the market price of our stock is likely to drop. In addition, if our quarterly financial performance does not meet the expectations of securities analysts, our stock price would likely decline. The decrease in the stock price may be disproportionate to the shortfall in our financial performance.

Our results may be adversely affected by fluctuations in the price of oil.

Prices of oil have fluctuated dramatically in the past. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. A continued rise in oil prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have an adverse effect on our performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease virtually all of our store locations, generally for 10 years with options to extend the lease term for one or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and for specified payments.

The following is a summary of our primary distribution centers and primary administrative office locations as of January 26, 2008. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied:

Distribution Centers

T.J. Maxx	Worcester, Massachusetts Evansville, Indiana Las Vegas, Nevada Charlotte, North Carolina Pittston Township, Pennsylvania	(500,000 s.f. — owned) (983,000 s.f. — owned) (713,000 s.f. shared with Marshalls — owned) (600,000 s.f. — owned) (1,017,000 s.f. — owned)
Marshalls	Decatur, Georgia Woburn, Massachusetts Bridgewater, Virginia Philadelphia, Pennsylvania	(780,000 s.f. — owned) (473,000 s.f. — leased) (562,000 s.f. — leased) (1,001,000 s.f. — leased)
Winners and HomeSense	Brampton, Ontario Mississauga, Ontario	(506,000 s.f. — leased) (667,000 s.f. — leased)
HomeGoods	Brownsburg, Indiana Bloomfield, Connecticut	(805,000 s.f. — owned) (803,000 s.f. — owned)
T.K. Maxx	Milton Keynes, England Wakefield, England Stoke, England Walsall, England	(108,000 s.f. — leased) (176,000 s.f. — leased) (261,000 s.f. — leased) (275,000 s.f. — leased)
A.J. Wright	Fall River, Massachusetts South Bend, Indiana	(501,000 s.f. — owned) (542,000 s.f. — owned)
Bob’s Stores	Meriden, Connecticut	(200,000 s.f. — leased)

Office Space

TJX, T.J. Maxx, Marshalls, HomeGoods, A.J. Wright	Framingham and Westboro, Massachusetts	(1,254,000 s.f. — leased in several buildings)
Bob’s Stores	Meriden, Connecticut	(21,000 s.f. — leased)
Winners and HomeSense	Mississauga, Ontario	(141,000 s.f. — leased)
T.K. Maxx	Watford, England	(61,000 s.f. — leased)

The table below indicates the approximate average store size as well as the gross square footage of stores and distribution centers, by division, as of January 26, 2008:

		Total Square Feet
		(In thousands)
	Average		Distribution
	Store Size	Stores	Centers

T.J. Maxx	30,000	25,225	3,813
Marshalls	32,000	24,669	2,816
Winners(1)	29,000	5,566	1,173
HomeSense(2)	24,000	1,705	-
HomeGoods(3)	25,000	7,130	1,608
T.K. Maxx	31,000	7,085	820
A.J. Wright	26,000	3,312	1,043
Bob’s Stores	46,000	1,548	200

Total		76,240	11,473

(1)	Distribution centers currently service both Winners and HomeSense stores.

(2)	A HomeSense stand-alone store averages 28,000 square feet, while the HomeSense portion of a superstore format averages 23,000 square feet.

(3)	A HomeGoods stand-alone store averages 27,000 square feet, while the HomeGoods portion of a superstore format averages 22,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

Computer Intrusion Related Litigation. Putative class actions were filed against TJX and were consolidated in the District of Massachusetts, In re TJX Companies Retail Security Breach Litigation, 07-cv-10162, putatively on behalf of customers in the United States, Puerto Rico and Canada whose transaction data were allegedly compromised by the Computer Intrusion and putatively on behalf of all financial institutions that received alerts from MasterCard or Visa related to the Computer Intrusion identifying payment cards issued by such financial institutions, and which thereafter suffered damages from actual reissuance costs, monitoring expenses or fraud loss. These putative class actions asserted claims for negligence and related common-law and/or statutory causes of action stemming from the Computer Intrusion, and sought various forms of relief including damages, related injunctive or equitable remedies, multiple or punitive damages, and attorneys’ fees.

On September 21, 2007, TJX entered into a settlement agreement with respect to the consolidated consumer class actions, amended November 14, 2007, which remains subject to various conditions and to final Court approval. A hearing on final approval has been scheduled for July 2008.

On October 12, 2007, the Court dismissed the plaintiffs’ claims in the consolidated financial institution class action other than claims of negligent misrepresentation and a state statutory claim based on the same claims of negligent misrepresentation. On November 29, 2007, the Court denied the plaintiffs’ motions for class certification in the consolidated financial institution class action. Subsequently, the Court dismissed the action for lack of subject matter jurisdiction and ordered it transferred to Massachusetts state court. TJX obtained a stay of the transfer order from the United States Court of Appeals for the First Circuit and filed a notice of appeal of both the transfer order and certain other rulings. Plaintiffs filed a notice of appeal of the Court’s denial of their motions for class certification and other adverse rulings. The two appeals have been consolidated. TJX and the named plaintiffs other than AmeriFirstBank entered into a settlement of their claims in this litigation.

On November 29, 2007, TJX and its acquiring bank entered into a settlement agreement with Visa U.S.A. Inc. and Visa Inc. relating to the Computer Intrusion. Financial institutions representing more than 95% of eligible U.S. Visa accounts potentially affected by the Computer Intrusion accepted the settlement provided under this agreement. As part of the settlement, such issuers released TJX and its U.S. acquiring bank with regard to all claims, including the putative financial institutions class action, in connection with any injury or harm such issuers may have incurred as Visa issuers with respect to any of identified Visa accounts relating to the Computer Intrusion.

On January 16, 2008, AmeriFirstBank, one of the plaintiffs in the consolidated purported financial institution class action, and an additional plaintiff filed a new action in Massachusetts state court, AmeriFirstBank et al. v. The TJX Companies, Inc. et al, Massachusetts Superior Court 08-0229. The new action raises allegations and claims nearly identical to those asserted in the purported federal financial institutions class action (and now on appeal). Plaintiffs indicated in their complaint that they intend to bring class allegations depending on pre-trial rulings by the state court. TJX removed the case to federal court, the federal court remanded it back to state court, and TJX has sought leave to appeal the remand and a stay of the state court action.

The Arkansas Carpenters Pension Fund, the purported beneficial holder of 4,500 shares of TJX common stock, commenced an action in the Delaware Chancery Court under Section 220 of the Delaware General Corporation Law demanding to inspect certain of TJX’s books and records relating to the Computer Intrusion and TJX’s response to the Computer Intrusion. As relief, the plaintiff seeks the right to inspect records dating back to 2003, as well as its attorneys’ fees and costs.

Other Litigation. Putative class actions have been filed against TJX and have been consolidated in the United States District Court for the District of Kansas, In re: The TJX Companies, Inc. Fair and Accurate Credit Transactions Act (FACTA) Litigation, MDL Docket No. 1853, putatively on behalf of persons in the United States to whom TJX provided credit card or debit card receipts in alleged violation of the Fair and Accurate Credit Transactions Act, 15 U.S.C. § 1681 et seq. The plaintiffs in these actions seek statutory damages, punitive damages, injunctive relief, and costs and attorneys’ fees. Discovery as to class certification issues has commenced, and TJX has filed a motion to dismiss these actions.

A putative class action, Mason Lee v. Marshalls of California, Inc. (Case No. RG07337021), was filed in Alameda County, California, Superior Court on July 23, 2007 for alleged violations of certain sections of the California Labor Code, principally Section 212 (prohibiting issuance of out-of-state paychecks), Section 226.7 (requiring paid rest periods) and Section 226 (requiring certain information on paychecks). The Complaint seeks unspecified actual damages, penalties of $100 for each aggrieved employee for the initial violation and $200 for each aggrieved employee for each subsequent violation, together with attorneys’ fees and costs.

TJX intends to defend all pending litigation vigorously.

Government Investigations. A multi-state group of 39 state Attorneys General is investigating whether the Company may have violated their respective state consumer protection laws with respect to the Computer Intrusion. TJX has responded to Civil Investigative Demands with respect to this investigation.

The Federal Trade Commission is investigating whether the Company may have violated federal law regarding consumer protection and related matters with respect to the Computer Intrusion.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of TJX’s security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low sale prices for the equity for fiscal 2008 and fiscal 2007 are as follows:

	Fiscal 2008		Fiscal 2007
Quarter	High	Low	High	Low

First	$29.84	$25.74	$26.28	$23.81
Second	$30.19	$26.34	$25.11	$22.16
Third	$32.46	$26.29	$29.74	$24.00
Fourth	$31.95	$25.49	$30.24	$26.67

The approximate number of common shareholders at January 26, 2008 was 52,000.

We declared four quarterly dividends of $0.09 per share for fiscal 2008 and $0.07 per share for fiscal 2007. While our dividend policy is subject to periodic review by our Board of Directors, we currently intend to continue to pay comparable dividends in the future.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2008 and the average price paid per share are as follows:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of a Publicly	be Purchased Under
	Number of Shares	Average Price Paid	Announced	the Plans or
	Repurchased	Per Share(1)	Plan or Program(2)	Programs

October 28, 2007 through November 24, 2007	3,799,900	$28.21	3,799,900	$678,592,630
November 25, 2007 through December 29, 2007	2,840,032	$29.10	2,840,032	$595,938,461
December 30, 2007 through January 26, 2008	3,908,198	$28.14	3,908,198	$485,950,068
Total:	10,548,130		10,548,130

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	Of the $950 million of repurchases made during fiscal 2008, $436 million completed a $1 billion stock repurchase program initially authorized in October 2005, and $514 million were made under a $1 billion stock repurchase program authorized in January 2007. In February 2008, our Board of Directors authorized an additional multi-year stock repurchase plan of $1 billion, which is in addition to the $486 million remaining under the January 2007 plan as of January 26, 2008.

The following table provides certain information as of January 26, 2008 with respect to our equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of Securities to	Weighted-Average Exercise	Number of Securities Remaining
	be Issued Upon Exercise	Price of Outstanding	Available for Future Issuance Under
	of Outstanding Options,	Options, Warrants and	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Rights	Securities Reflected in Column (a))

Equity compensation plans approved by security holders	35,153,205	$22.17	16,961,848
Equity compensation plans not approved by security holders(1)	N/A	N/A	N/A

Total	35,153,205	$22.17	16,961,848

(1)	All equity compensation plans have been approved by shareholders.

For additional information concerning our equity compensation plans, see Note G to our consolidated financial statements, on page F-16.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

Amounts in thousands	Fiscal Year Ended January(1)
except per share amounts	2008	2007	2006	2005	2004

					(53 Weeks)
Income statement and per share data:
Net sales	$18,647,126	$17,404,637	$15,955,943	$14,860,746	$13,300,194
Income from continuing operations	$771,750	$776,756	$689,834	$610,217	$608,906
Weighted average common shares for diluted earnings per share calculation	468,046	480,045	491,500	509,661	531,301
Diluted earnings per share from continuing operations	$1.66	$1.63	$1.41	$1.21	$1.16
Cash dividends declared per share	$0.36	$0.28	$0.24	$0.18	$0.14
Balance sheet data:
Cash and cash equivalents	$732,612	$856,669	$465,649	$307,187	$246,403
Working capital	1,231,301	1,365,833	888,276	701,008	761,228
Total assets	6,599,934	6,085,700	5,496,305	5,075,473	4,396,767
Capital expenditures	526,987	378,011	495,948	429,133	409,037
Long-term obligations(2)	853,460	808,027	807,150	598,540	692,321
Shareholders’ equity	2,131,245	2,290,121	1,892,654	1,746,556	1,627,053

Other financial data:
After-tax return (continuing operations) on average shareholders’ equity	34.9%	37.1%	37.9%	36.2%	39.5%
Total debt as a percentage of total capitalization(3)	28.6%	26.1%	29.9%	28.6%	30.0%

Stores in operation at year-end:
T.J. Maxx	847	821	799	771	745
Marshalls	776	748	715	697	673
Winners	191	184	174	168	160
T.K. Maxx	226	210	197	170	147
HomeGoods	289	270	251	216	182
A.J. Wright(4)	129	129	152	130	99
HomeSense	71	68	58	40	25
Bob’s Stores	34	36	35	32	31

Total	2,563	2,466	2,381	2,224	2,062

Selling Square Footage at year-end:
T.J. Maxx	20,025	19,390	18,781	18,033	17,385
Marshalls	19,759	19,078	18,206	17,511	16,716
Winners	4,389	4,214	4,012	3,811	3,576
T.K. Maxx	5,096	4,636	4,216	3,491	2,841
HomeGoods	5,569	5,181	4,859	4,159	3,548
A.J. Wright(4)	2,576	2,577	3,054	2,606	1,967
HomeSense	1,358	1,280	1,100	747	468
Bob’s Stores	1,242	1,306	1,276	1,166	1,124

Total	60,014	57,662	55,504	51,524	47,625

(1)	Fiscal 2006 and prior fiscal years have been adjusted to reclassify the operating results of the A.J. Wright store closings to discontinued operations. See Note C to the consolidated financial statements. Fiscal 2005 and prior fiscal years have been adjusted to reflect the effect of adopting Statement of Financial Accounting Standards No. 123(R). See Note A to the consolidated financial statements at “Stock-Based Compensation.”

(2)	Includes long-term debt, exclusive of current installments and capital lease obligations, less portion due within one year.

(3)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligation, including current maturities.

(4)	A.J. Wright stores in operation and selling square footage for fiscal 2006 and prior fiscal years include store counts and square footage for the stores that are part of discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion that follows relates to our fiscal years ended January 26, 2008 (fiscal 2008), January 27, 2007 (fiscal 2007) and January 28, 2006 (fiscal 2006).

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

We suffered an unauthorized intrusion or intrusions (such intrusion or intrusions collectively, the “Computer Intrusion”) into portions of our computer system, which was discovered during the fourth quarter of fiscal 2007 and in which we believe customer data were stolen. See “Provision for Computer Intrusion related costs” below and Note B to the consolidated financial statements.

Results of Operations

FISCAL 2008 OVERVIEW:

—	Net sales for fiscal 2008 were $18.6 billion, a 7% increase over fiscal 2007.

—	Consolidated same store sales increased 4% in fiscal 2008 over the prior year. Currency exchange rates favorably impacted same store sales growth contributing approximately two percentage points to the increase.

—	We increased both the number of our stores and our selling square footage by 4% in fiscal 2008. We ended the fiscal year with 2,563 stores in operation.

—	The fiscal 2008 results reflect pre-tax charges of $197.0 million with respect to the Computer Intrusion, including pre-tax costs of $37.8 million we expensed as incurred in the first six months and a $159.2 million charge for a pre-tax reserve for estimated losses thereafter.

—	Our pre-tax margin (the ratio of pre-tax income to net sales) declined from 7.2% in fiscal 2007 to 6.7% in fiscal 2008. The Provision for Computer Intrusion related costs, which reduced our pre-tax margin by 1.0% for fiscal 2008, more than offset what would otherwise have been an increase in our pre-tax margin.

—	Income from continuing operations for fiscal 2008 was $771.8 million, or $1.66 per diluted share, compared to $776.8 million, or $1.63 per diluted share, last year. Fiscal 2008 income from continuing operations was reduced by $119 million, or $0.25 per share, for the after-tax impact of the Provision for Computer Intrusion related costs. Fiscal 2007 income from continuing operations was reduced by $3 million for such costs, which did not change the fiscal 2007 earnings per share.

—	We continued to generate strong cash flows from operations which allowed us to fund our stock repurchase program as well as our capital investment needs. During fiscal 2008, we repurchased 33.3 million shares at a cost of $950 million, which favorably affected our earnings per share.

—	Average per store inventories, including inventory on hand at our distribution centers, were up 2% at the end of fiscal 2008 as compared to an increase of 7% for the prior year end.

The following is a summary of our operating results at the consolidated level. This discussion is followed by an overview of operating results by segment. All references to earnings per share are diluted earnings per share from continuing operations unless otherwise indicated. All prior periods have been adjusted to reclassify the operating results of the A.J. Wright store closings to discontinued operations. See also Note C to our consolidated financial statements.

Net sales: Net sales for fiscal 2008 totaled $18.6 billion, a 7% increase over net sales of $17.4 billion in fiscal 2007. Net sales for fiscal 2007 increased 9% over net sales of $16.0 billion for fiscal 2006. The 7% increase in net sales for fiscal 2008 reflects a 3% increase from new stores and a 4% increase in same store sales. The 9% increase in net sales for fiscal 2007 reflects increases of 5% from new stores and 4% from same store sales.

New stores are a major source of sales growth. Our consolidated store count increased by 4% in both fiscal 2008 and fiscal 2007 over the respective prior year periods, and our selling square footage increased by 4% in fiscal 2008 and 5% in fiscal 2007. We expect to add 109 stores (net of store closings) in the fiscal year ending January 31, 2009 (fiscal 2009), a 4% increase in our consolidated store base. We also expect to increase our selling square footage base by 4%.

The 4% increase in same store sales for fiscal 2008 was driven by a strong performance at our international businesses as well as the favorable impact of foreign currency exchange rates, which contributed approximately two percentage points of growth. At our domestic divisions, sales of dresses, footwear and accessories were strong, partially offset by softer sales in the balance of the women’s apparel category. Home categories at Marmaxx, our largest division, were also weak. Same store sales also benefited from the continued expansion of footwear departments in Marshalls. During fiscal 2008, we rolled out expanded footwear departments in approximately 240 Marshalls stores and plan to continue this expansion in approximately 200 Marshalls stores in fiscal 2009, bringing the total to approximately 720. Same store sales for fiscal 2008 at our international businesses were above the consolidated average. Within the U. S., the strongest regions were the West coast and the Northeast, while Florida and the Southeast trailed the U.S. average. Overall transaction volume was slightly down, more than offset by an increase in the average ticket.

The 4% increase in same store sales for fiscal 2007 was driven by growth in unit sales and increased transactions as well as the strong performance at our international businesses (Winners’ same store sales increased 5% and T.K. Maxx same store sales increased 6%, both in local currency). Net sales for fiscal 2007 reflected growth in both apparel and home fashions. Within apparel, jewelry, accessories and footwear (combined), as well as misses sportswear and dresses performed well. As for home fashions, giftware and home decorative products performed well while our “soft” home categories (bedding, linens, etc.) did not perform to our expectations. Same store sales also benefited from the continued expansion of footwear departments in Marshalls. During fiscal 2007, we added 134 expanded footwear departments, bringing the total number of stores with the expanded footwear departments to 280. These stores had same store sales growth that exceeded the chain average. The expansion of jewelry and accessory departments at T.J. Maxx was substantially completed during fiscal 2007, with 686 out of the total 821 stores having expanded departments at year end. In the U. S., same store sales increased across almost all regions, with the Northeast, Southwest and Mid-Atlantic areas experiencing the strongest growth. Same store sales growth was favorably impacted by foreign currency exchange rates, which contributed approximately one percentage point of growth.

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

The following table sets forth our consolidated operating results as a percentage of net sales:

	Fiscal Year Ended January
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	75.5	75.9	76.6
Selling, general and administrative expenses	16.8	16.8	16.9
Provision for Computer Intrusion related costs	1.0	-	-
Interest (income) expense, net	-	0.1	0.2

Income from continuing operations before provision for income taxes	6.7%	7.2%	6.3%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 75.5% in fiscal 2008, 75.9% in fiscal 2007 and 76.6% in fiscal 2006. This ratio for fiscal 2008, as compared to fiscal 2007, reflected an improvement in our consolidated merchandise margin (0.5 percentage points), due to improved markon and lower markdowns. Throughout fiscal 2008, we solidly executed our off-price fundamentals, buying close to need and taking advantage of opportunities in the market place. This merchandise margin improvement was partially offset by a slight increase in occupancy costs as a percentage of net sales. All other buying and occupancy costs remained relatively flat as compared to the same period last year.

Cost of sales, including buying and occupancy costs, as a percentage of net sales for fiscal 2007 as compared with fiscal 2006 reflected an improvement in our consolidated merchandise margin (0.4 percentage points) as well as expense leverage due to our cost containment initiatives and the impact of strong same store sales growth. These improvements in the fiscal 2007 expense ratio were partially offset by increases in some operating costs as a percentage of net sales, primarily occupancy costs (0.2 percentage points).

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales were 16.8% in fiscal 2008 and fiscal 2007 and was 16.9% in fiscal 2006. The fiscal 2008 expense ratio remained consistent with the prior year with a planned increase in advertising costs (0.1 percentage point) and a fourth quarter impairment charge at our Bob’s Stores division (0.1 percentage point) being offset by our continuing cost containment initiatives. The decrease in fiscal 2007 compared to fiscal 2006 reflects expense leverage across most categories, partially offset by a planned increase in marketing expense (0.1 percentage point).

Provision for Computer Intrusion related costs: We face potential liabilities and costs as a result of claims, litigation and investigations with respect to the Computer Intrusion. During the first six months of fiscal 2008, we expensed pre-tax costs of $37.8 million for costs we incurred related to the Computer Intrusion. In the second quarter of fiscal 2008, we were able to reasonably estimate our potential losses related to the Computer Intrusion and, accordingly, established a pre-tax reserve of $178.1 million and recorded a pre-tax charge in that amount. Subsequently, as previously disclosed, we settled the purported customer class actions (subject to final court approval), settled claims of Visa USA, Visa Inc. and substantially all U.S. Visa issuers and settled with most of the named plaintiffs in the purported financial institution class action. During the fourth quarter of fiscal 2008, we reduced our reserve and the Provision for Computer Intrusion related costs by $18.9 million as a result of insurance proceeds with respect to the Computer Intrusion, which had not previously been reflected in the reserve, as well as a reduction in our estimated legal and other fees as we have continued to resolve outstanding disputes, litigation and investigations. As of January 26, 2008, our reserve balance was $117.3 million reflecting amounts paid for settlements (primarily the Visa settlement), legal and other fees. Our reserve reflects our current estimation of probable losses in accordance with generally accepted accounting principles with respect to the Computer Intrusion and includes our current estimation of total potential cash liabilities, from pending litigation, proceedings, investigations and other claims, as well as legal and other costs and expenses, arising from the Computer Intrusion. In addition, we expect to record non-cash costs with respect to the customer class actions settlement, if finally approved, when incurred, which we do not expect to be material to our financial statements. As an estimate, our reserve is subject to uncertainty, and our actual costs may vary from our current estimate and such variations may be material. We may decrease or increase the amount of our reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses and for other changes in our estimates.

Interest (income) expense, net: Interest (income) expense, net amounted to income of $1.6 million for fiscal 2008, expense of $15.6 million for fiscal 2007 and expense of $29.6 million in fiscal 2006. These changes were the result of interest income totaling $40.7 million in the fiscal 2008 versus $23.6 million for fiscal 2007 and $9.4 million in fiscal 2006. The additional interest income in fiscal 2008 versus fiscal 2007, as well as fiscal 2007 versus fiscal 2006, was due to higher cash balances available for investment, as well as higher interest rates earned on our investments.

Income taxes: Our effective annual income tax rate was 37.9% in fiscal 2008, 37.7% in fiscal 2007 and 31.6% in fiscal 2006. The increase in the tax rate for fiscal 2008 as compared to fiscal 2007 reflects the absence of some fiscal 2007 one-time benefits as well as an increase due to certain FIN 48 tax positions, partially offset by the favorable impact of increased income at our foreign operations and increased foreign tax credits. During fiscal 2008, we changed our assertion regarding the undistributed earnings of one of our Puerto Rican subsidiaries. Beginning in fiscal 2008’s third quarter, we concluded that the undistributed earnings of our Puerto Rican subsidiary that operates Marshalls stores would not be permanently reinvested. As a result, we recorded a deferred tax liability for the effect of the undistributed income and, in addition, we were able to fully recognize the benefit of accumulated foreign tax credits that had been earned at the subsidiary level. The net impact of this change in assertion was a reduction in our effective income tax rate of 0.4 percentage points. Prior to this period, the earnings of this Puerto Rican subsidiary were deemed to be indefinitely reinvested.

The increase in the fiscal 2007 effective income tax rate reflected the absence of one-time tax benefits recorded in the fourth quarter of fiscal 2006 (benefit for repatriation of earnings from our Canadian subsidiary and the correction of accounting for the tax impact of foreign currency gains on certain intercompany loans) which favorably impacted the fiscal 2006 effective income tax rate by 6.8 percentage points. The fiscal 2007 effective income tax rate benefited through July 20,

2006 from the tax treatment of foreign currency gains and losses on certain intercompany loans between Winners and TJX. This tax treatment reduced the fiscal 2007 effective income tax rate by 0.2 percentage points. Effective July 20, 2006, we re-designated one of these intercompany loans and the related hedge as a net investment in our foreign operations, and gains and losses on these items after July 20, 2006 are recorded in other comprehensive income, net of tax effects. In addition, the fiscal 2007 effective income tax rate was favorably impacted by increased income at our foreign operations (a portion of which is taxed at a lower rate than our domestic operations) as well as settlement of a state tax assessment for less than the related reserves. Combined, these two items reduced the effective income tax rate by 0.6 percentage points as compared to fiscal 2006.

Income from continuing operations: Income from continuing operations was $771.8 million in fiscal 2008, $776.8 million in fiscal 2007 and $689.8 million in fiscal 2006. Income from continuing operations per share was $1.66 in fiscal 2008, $1.63 in fiscal 2007 and $1.41 in fiscal 2006. Unlike many companies in the retail industry, we did not have a 53rd week in fiscal 2007, but will have a 53rd week in fiscal 2009.

Income from continuing operations for fiscal 2008 was adversely impacted by the charge relating to the Computer Intrusion of approximately $119 million, after tax, which reduced earnings per share by $0.25 per share. Income from continuing operations for fiscal 2007 was adversely impacted by the charge relating to the Computer Intrusion of approximately $3 million, after tax, which reduced fourth quarter earnings per share by $0.01 per share but did not change full year earnings per share.

Income from continuing operations for fiscal 2006 was favorably impacted by a tax benefit of $47 million, or $0.10 per share, due to the repatriation of foreign earnings as well as a tax benefit of $22 million, or $0.04 per share, relating to the correction of a previously established deferred tax liability. In addition, income from continuing operations for fiscal 2006 was adversely impacted by approximately $12 million, or $0.02 per share, due to certain third quarter events. These third quarter events included the after-tax cost of executive resignation agreements, primarily with respect to our former CEO ($5 million), e-commerce exit costs and third quarter operating losses ($6 million), and uninsured losses due to third quarter hurricanes, including the estimated impact of lost sales ($6 million), all of which were partially offset by a gain from a VISA/MasterCard antitrust litigation settlement ($5 million).

Favorable changes in currency exchange rates added approximately $0.05 to our earnings per share in fiscal 2008 and approximately $0.03 to our earnings per share in fiscal 2007. In addition, the change in earnings per share in each fiscal year was favorably impacted by our share repurchase program. During fiscal 2008, we repurchased 33.3 million shares of our stock at a cost of $950 million. In fiscal 2007, we repurchased 22.0 million shares of our stock at a cost of $557 million, which was less than planned, as we temporarily suspended our buyback activity in December 2006 as a result of the discovery and investigation of the Computer Intrusion. We plan to continue our share repurchase program in fiscal 2009 with planned purchases of approximately $900 million.

Discontinued operations and net income: Our results from continuing operations exclude the results of operations and the cost of closing 34 A.J. Wright stores. See “Segment Information — A.J. Wright” below and Note C to the consolidated financial statements for more information. Net income, which includes the impact of discontinued operations, was $771.8 million, or $1.66 per share for fiscal 2008, $738.0 million, or $1.55 per share for fiscal 2007 and $690.4 million, or $1.41 per share for fiscal 2006.

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

MARMAXX:

	Fiscal Year Ended January
Dollars in millions	2008	2007	2006

Net sales	$11,966.7	$11,531.8	$10,956.8
Segment profit	$1,158.2	$1,079.3	$985.4
Segment profit as a % of net sales	9.7%	9.4%	9.0%
Percent increase in same store sales	1%	2%	2%
Stores in operation at end of period	1,623	1,569	1,514
Selling square footage at end of period (in thousands)	39,784	38,468	36,987

Marmaxx, which operates the T.J. Maxx and Marshalls store chains, posted a 1% same store sales increase in fiscal 2008 compared to a 2% same store sales increase in fiscal 2007. Sales at Marmaxx for fiscal 2008 reflected strong same store sales increases in less weather-sensitive categories such as dresses, footwear and accessories. During fiscal 2008, we added expanded footwear departments to approximately 240 Marshalls stores and plan to add expanded departments to an additional 200 stores in fiscal 2009, taking the total to approximately 720. Home categories at Marmaxx underperformed in fiscal 2008 and we have taken measures to improve in this area of our execution. Geographically in fiscal 2008, same store sales for the Northeast, Southwest and West Coast were above the chain average, while same store sales in Florida and the Midwest were below the chain average.

Segment profit as a percentage of net sales (“segment margin” or “segment profit margin”) increased to 9.7% in fiscal 2008 from 9.4% in fiscal 2007. Segment margin was favorably impacted by merchandise margins, which increased 0.4 percentage points (as a percentage of net sales) due to lower markdowns and a higher markon, as well as some expense leverage due to our cost containment measures. These improvements in segment margin were partly offset by an increase in occupancy costs (0.2 percentage points) and a planned increase in advertising expense (0.1 percentage point). As of January 26, 2008, average inventories per store were down 2% compared to an 8% increase at the prior year end. The increase at the prior year end was primarily due to our in-stock position on spring transitional goods and an increase in average ticket.

Segment margin increased to 9.4% in fiscal 2007 from 9.0% in fiscal 2006. The increase was largely driven by a 0.2 percentage point improvement in merchandise margin, primarily due to lower markdowns, and expense leverage across most categories due to our cost containment initiatives. Additionally, fiscal 2007 included the favorable impact on current year casualty insurance and employee medical costs of favorable claims experience. These improvements in segment margin were partially offset by an increase in occupancy costs (0.2 percentage points) and a planned increase in marketing costs (0.1 percentage point).

We added a net of 54 new stores (T.J. Maxx or Marshalls) in fiscal 2008, and increased total selling square footage of the division by 3%. We expect to open approximately 45 new stores (net of closings) in fiscal 2009, increasing the Marmaxx store base by 3% and increasing its selling square footage by 2%.

WINNERS AND HOMESENSE:

	Fiscal Year Ended January
U.S. Dollars in millions	2008	2007	2006

Net sales	$2,040.8	$1,740.8	$1,457.7
Segment profit	$235.1	$181.9	$120.3
Segment profit as a % of net sales	11.5%	10.4%	8.3%
Percent increase (decrease) in same store sales
U.S. currency	14%	11%	4%
Local currency	5%	5%	(3)%
Stores in operation at end of period
Winners	191	184	174
HomeSense	71	68	58
Selling square footage at end of period (in thousands)
Winners	4,389	4,214	4,012
HomeSense	1,358	1,280	1,100

Net sales for Winners and HomeSense, our Canadian businesses, for fiscal 2008 increased by 17% over fiscal 2007, with approximately one-half of this growth due to currency exchange rates. Same store sales (in local currency) increased by 5% in both fiscal 2008 and fiscal 2007. Same store sales for fiscal 2008 were positively impacted by sales of home fashions, footwear, jewelry and accessories. HomeSense continued to perform well, favorably impacting same store sales in fiscal 2008 and fiscal 2007.

Segment profit margin for fiscal 2008 increased 1.1 percentage points to 11.5% compared to 10.4% for fiscal 2007. This improvement in segment margin was primarily due to improved expense ratios (leverage from the 5% same store sales increase as well as cost containment initiatives). Currency exchange rates increased segment profit by approximately $24 million for fiscal 2008. Most of this increase is due to currency translation, which also impacts sales growth and, therefore, has no impact on segment margin. The increase in segment profit due to currency exchange rates also included the favorable impact of the mark-to-market adjustment of inventory hedge contracts which increased segment margin by 0.3 percentage points. The inventory hedge contracts are designed to lock in the cost of merchandise purchases that are denominated in U.S. dollars. The fiscal 2008 segment margin also reflected an increase in merchandise margin, primarily due to increased markon as well the favorable impact of cost containment initiatives and strong same store sales results on expense ratios.

Segment profit margin for fiscal 2007 increased 2.1 percentage points to 10.4% compared to 8.3% for fiscal 2006. This improvement in segment margin was primarily due to a 1.4 percentage point increase in merchandise margins (improved markon and lower markdowns) combined with improved expense ratios (leverage from the 5% same store sales increase as well as cost containment initiatives). These increases were partially offset by a planned increase in advertising costs which increased 0.2 percentage points as a percentage of net sales.

We added a net of 7 Winners stores and 3 HomeSense stores in fiscal 2008, and expanded selling square footage in Canada by 5%. We expect to add a net of 9 Winners and 4 HomeSense stores in fiscal 2009. Additionally, we plan to test a new off-price concept with 3 new stores in Canada in fiscal 2009, which will bring our total Canadian store base up by 5%, and increase selling square footage by 6%. The store counts include the Winners and HomeSense portions of this division’s superstores, which either combine a Winners store with a HomeSense store or operates them side-by-side. As of January 26, 2008 we operated 30 of these superstores.

T.K. MAXX:

	Fiscal Year Ended January
U.S. Dollars in millions	2008	2007	2006

Net sales	$2,216.2	$1,864.5	$1,517.1
Segment profit	$127.2	$109.3	$69.2
Segment profit as a % of net sales	5.7%	5.9%	4.6%
Percent increase (decrease) in same store sales
U.S. currency	14%	13%	(1)%
Local currency	6%	9%	1%
Stores in operation at end of period	226	210	197
Selling square footage at end of period (in thousands)	5,096	4,636	4,216

Net sales for fiscal 2008 for T.K. Maxx, operating in the United Kingdom, Ireland and Germany, increased by 19% over fiscal 2007, with approximately 40% of this growth due to currency exchange rates. T.K. Maxx had a strong same store sales increase of 6% (in local currency) for fiscal 2008. Same store sales for home fashions, footwear, accessories and dresses performed above the chain average, while other apparel categories were generally below the chain average.

Segment profit for fiscal 2008 increased 16% to $127.2 million, while segment margin decreased slightly to 5.7% compared to fiscal 2007. Currency exchange rates favorably impacted segment profit by approximately $10 million in fiscal 2008, but did not impact the segment profit margin. During fiscal 2008, T.K. Maxx opened its first 5 stores in Germany which reduced segment profit for fiscal 2008 by $11 million and reduced the fiscal 2008 segment margin by 0.6 percentage points. The T.K. Maxx stores in the U.K. and Ireland increased segment margin for fiscal 2008 by 0.4 percentage points, which reflected a slightly improved merchandise margin, as well as the favorable impact of same store sales growth on expense ratios and the division’s cost containment efforts.

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

We added a net of 16 T.K. Maxx stores, including 5 in Germany, in fiscal 2008 and increased the division’s selling square footage by 10%. In fiscal 2009, we plan to open a net of 15 T.K. Maxx stores, including another 5 in Germany and expect to introduce the HomeSense concept in Europe with a planned opening of 5 such stores. Overall we expect to expand selling square footage by 9%.

HOMEGOODS:

	Fiscal Year Ended January
Dollars in millions	2008	2007	2006

Net sales	$1,480.4	$1,365.1	$1,186.9
Segment profit	$76.2	$60.9	$28.4
Segment profit as a % of net sales	5.1%	4.5%	2.4%
Percent increase in same store sales	3%	4%	1%
Stores in operation at end of period	289	270	251
Selling square footage at end of period (in thousands)	5,569	5,181	4,859

HomeGoods’ net sales for fiscal 2008 increased 8% compared to fiscal 2007, and same store sales increased 3% in fiscal 2008. Segment margin of 5.1% for fiscal 2008 improved over fiscal 2007 primarily due to improved merchandise margins and the leveraging of expenses, particularly occupancy costs. These segment margin improvements were offset in part by an increase in advertising expenses as a percentage of net sales. We attribute this division’s strong performance to solid execution of off-price buying and flow of product.

HomeGoods’ same store sales grew 4% in fiscal 2007 due to strong growth in giftware and home decorative products. Segment profit increased to $60.9 million from $28.4 million, and segment profit margin almost doubled to 4.5% of sales. The increase in segment profit margin resulted primarily from leveraging expenses across most categories, most notably in distribution center and occupancy expenses.

We opened a net of 19 HomeGoods stores in fiscal 2008, a 7% increase, and increased selling square footage of the division by 7%. In fiscal 2009, we plan to add a net of 25 HomeGoods stores and increase selling square footage by 9%.

A.J. WRIGHT*:

	Fiscal Year Ended January
Dollars in millions	2008	2007	2006

Net sales	$632.7	$601.8	$549.0
Segment profit (loss)	$(1.8)	$(10.3)	$(3.2)
Segment profit (loss) as a % of net sales	(0.3)%	(1.7)%	(0.6)%
Percent increase in same store sales	2%	3%	3%
Stores in operation at end of period**	129	129	119
Selling square footage at end of period (in thousands)**	2,576	2,577	2,377

*	The table above presents A.J. Wright’s operating results from continuing operations. The operating results of the stores classified as discontinued operations for fiscal 2007 and fiscal 2006 were immaterial.

**	Stores in operation and square footage for fiscal 2006 have been adjusted for store closings accounted for as discontinued operations.

A.J. Wright’s net sales increased 5% for fiscal 2008 compared to fiscal 2007. A.J. Wright’s same store sales increased 2% for fiscal 2008, and segment loss for fiscal 2008 was $1.8 million compared to $10.3 million for fiscal 2007. This improvement was primarily due to stronger merchandise margin, a reduction in occupancy costs as a percentage of net sales and the impact of cost containment initiatives.

A.J. Wright’s same store sales increased 3% for fiscal 2007, and segment loss for fiscal 2007 increased to $10.3 million. This decline, compared to fiscal 2006, was primarily the result of a decrease in merchandise margin (1.2 percentage points) due to markdowns on below-plan sales. During the fourth quarter of fiscal 2007, as part of a plan to reposition this business, we identified 34 underperforming A.J. Wright stores for closing, virtually all of which were closed by fiscal 2007 year end. The cost to close these stores and their historical operating results are presented as discontinued operations. By closing these marginally profitable stores, we reduced the number of advertising markets in which A.J. Wright operates enabling better marketing leverage as well as enabling greater efficiencies in store operations and logistics. The store closings also allowed management to focus their attention and resources on the remaining, better performing stores.

We currently plan to add a net of 5 A.J. Wright stores in fiscal 2009. We continue to believe that A.J. Wright can be a growth vehicle for TJX, with its very sizable target customer demographic.

BOB’S STORES:

	Fiscal Year Ended January
Dollars in millions	2008	2007	2006

Net sales	$310.4	$300.6	$288.5
Segment profit (loss)	$(17.4)	$(17.4)	$(28.0)
Segment profit (loss) as a % of net sales	(5.6)%	(5.8)%	(9.7)%
Percent increase in same store sales	5%	2%	N/A
Stores in operation at end of period	34	36	35
Selling square footage at end of period (in thousands)	1,242	1,306	1,276

Bob’s Stores’ net sales increased 3% for fiscal 2008, and same store sales increased 5%, with footwear performing well. Bob’s Stores segment loss for fiscal 2008 was flat compared to the prior year. Merchandise margin increases were driven by improved markon, the result of better buying, which more than offset increases in promotional markdowns as we significantly increased the level of promotions in this division. Additionally, in the fourth quarter of fiscal 2008, we recorded an impairment charge of approximately $8 million. The impairment charge related to certain long lived assets and intangible assets at Bob’s Stores and represented the excess of recorded carrying values over the estimated fair value of these assets.

For fiscal 2009, we do not plan to open any new stores for this division as we continue to evaluate this business.

GENERAL CORPORATE EXPENSE:

	Fiscal Year Ended January
Dollars in millions	2008	2007	2006

General corporate expense	$139.4	$136.4	$134.1

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

The comparison of general corporate expense in fiscal 2008 versus fiscal 2007 reflected an increase in corporate support costs in fiscal 2008 and a $5 million charge in fiscal 2007 relating to the cost of a workforce reduction and other termination benefits at the corporate level.

In comparing general corporate expense for fiscal 2007 to fiscal 2006, fiscal 2007 included the $5 million charge referred to above, while fiscal 2006 included costs of $9 million associated with executive resignation agreements and $6 million of costs to exit the e-commerce business. The increase in other general corporate expenses in fiscal 2007 over fiscal 2006 also reflected increases in corporate payroll, corporate marketing and consulting costs, charitable contributions, and European expansion costs.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities:

Net cash provided by operating activities was $1,361.1 million in fiscal 2008, $1,195.0 million in fiscal 2007 and $1,158.0 million in fiscal 2006. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.

Operating cash flows for fiscal 2008 increased by $166.1 million. Net income (adjusted for depreciation and amortization) for fiscal 2008 increased $50.0 million. The change in inventory, net of accounts payable, from prior year-end levels was a significant component of operating cash flows. In fiscal 2008, the change in merchandise inventory, net of the related change in accounts payable, favorably impacted operating cash flows by $4.9 million compared to a use of cash of $151.2 million in fiscal 2007. Additionally, fiscal 2008 operating cash flows were favorably impacted by the change in income taxes payable. These increases in fiscal 2008 operating cash flows as compared to fiscal 2007 were offset by the unfavorable cash flow impact of the deferred income tax provision, changes in accrued expenses and other liabilities and changes in accounts receivable.

Operating cash flows for fiscal 2007 increased by $37.0 million compared to fiscal 2006, driven by an increase in net income (adjusted for depreciation and amortization) of $86.4 million. In fiscal 2007, the change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $151.2 million compared to a source of cash of $26.2 million in fiscal 2006. Fiscal 2007 operating cash flows were also reduced by higher income tax payments. These reductions in fiscal 2007 operating cash flows as compared to fiscal 2006 were offset by the favorable cash flow impact of changes in deferred income taxes, accounts receivable and prepaid expenses.

The variance in operating cash flows attributable to the change in the net inventory position over the last three fiscal years is largely explained by our average per store inventory levels at each year end period. Average per store inventories at January 26, 2008, including inventory on hand at our distribution centers, increased 2% compared to an increase of 7% at January 27, 2007. This compares to inventories per store at January 28, 2006 that were down 11% compared to the prior year.

Discontinued operations reserve: We have a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with 34 of our A.J. Wright stores (see Note C to the consolidated financial statements) as well as leases of former TJX businesses. The balance in the reserve and the activity for the last three fiscal years is presented below:

	Fiscal Year Ended January
In thousands	2008	2007	2006

Balance at beginning of year	$57,677	$14,981	$12,365
Additions to the reserve charged to net income:
A.J. Wright store closings	—	61,968	—
Other lease related obligations	—	1,555	8,509
Interest accretion	1,820	400	400
Charges against the reserve:
Lease related obligations	(11,214)	(1,696)	(6,111)
Fixed asset write-off (non-cash)	—	(18,732)	—
Termination benefits and all other	(2,207)	(799)	(182)

Balance at end of year	$46,076	$57,677	$14,981

The exit costs related to 34 of our A.J. Wright stores resulted in an addition to the reserve of $62 million in fiscal 2007. The other additions to the reserve for lease related obligations in fiscal 2007 and fiscal 2006 are the result of periodic adjustments to our estimated lease obligations of our former businesses and are offset by income from creditor recoveries of a similar amount. The lease related charges against the reserve during fiscal 2007 and fiscal 2006 relate primarily to our former businesses. The fixed asset write-offs and other charges against the reserve for fiscal 2007 and all the charges against the reserve in fiscal 2008 relate primarily to the 34 A.J. Wright closed stores, virtually all of which were closed at the end of fiscal 2007.

Approximately $32 million of the fiscal 2008 reserve balance and $43 million of the fiscal 2007 reserve balance relates to the A.J. Wright store closings, primarily our estimation of lease costs, net of estimated subtenant income. The remainder of the reserve reflects our estimation of the cost of claims, updated quarterly, that have been, or we believe are likely to be, made against us for liability as an original lessee or guarantor of the leases of former businesses, after mitigation of the number and cost of lease obligations. At January 26, 2008, substantially all the leases of former businesses that were rejected in bankruptcy and for which the landlords asserted liability against us had been resolved. The actual net cost of A.J. Wright lease obligations may differ from our original estimate. Although our actual costs with respect to the lease obligations of former businesses may exceed amounts estimated in our reserve, and we may incur costs for leases from these former businesses that were not terminated or had not expired, we do not expect to incur any material costs related to these discontinued operations in excess of the amounts estimated. We estimate that the majority of the discontinued operations reserve will be paid in the next three to five years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

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

We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations, not reflected in our reserves, of leases of closed stores of continuing operations, BJ’s Wholesale Club leases discussed above, and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, to be approximately $105 million as of January 26, 2008. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors.

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

Investing activities:

Our cash flows for investing activities include capital expenditures for the last three years as set forth in the table below:

	Fiscal Year Ended January
In millions	2008	2007	2006

New stores	$120.7	$123.0	$171.9
Store renovations and improvements	269.8	190.2	267.1
Office and distribution centers	136.5	64.8	56.9

Capital expenditures	$527.0	$378.0	$495.9

We expect that capital expenditures will approximate $575 million for fiscal 2009, which we expect to pay through internally generated funds. This includes $140 million for new stores, $288 million for store renovations, expansions and improvements and $147 million for our office and distribution centers. The planned increase in capital expenditures is attributable to increased spending on renovations and improvements to existing stores, particularly T.J. Maxx, Marshalls and T.K. Maxx.

Financing activities:

Cash flows from financing activities resulted in net cash outflows of $952.7 million in fiscal 2008, $418.0 million in fiscal 2007 and $503.7 million in fiscal 2006. The majority of this outflow relates to our share repurchase program.

We spent $950.2 million in fiscal 2008, $557.2 million in fiscal 2007 and $600.0 million in fiscal 2006 under our stock repurchase programs. We repurchased 33.3 million shares in fiscal 2008, 22.0 million shares in fiscal 2007 and 25.9 million shares in fiscal 2006. All shares repurchased were retired. Repurchases were suspended late in the fourth quarter of fiscal 2007 and for most of the first quarter of fiscal 2008 as a result of the discovery of the Computer Intrusion. We record the repurchase of our stock on a cash basis and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. Of the $950.2 million of repurchases made during fiscal 2008, $436.2 million completed a $1 billion stock repurchase program initially authorized in October 2005 and $514.0 million were made under the $1 billion stock repurchase program authorized in January 2007. In February 2008, our Board of Directors authorized an additional multi-year stock repurchase plan of $1 billion.

In January 2006, we entered into a C$235 million term credit facility (through our Canadian division, Winners) due in January 2010. This debt is guaranteed by TJX. Interest is payable on borrowings under this facility at rates equal to or less than Canadian prime rate. Winners entered into an interest rate swap agreement which effectively established a fixed interest rate of approximately 4.5% on this debt. The proceeds were used to fund the repatriation of earnings from our Canadian division as well as other general corporate purposes of this division. Financing activities also included scheduled principal payments on long-term debt of $100 million in fiscal 2006. For fiscal 2008 and fiscal 2007, there were no scheduled principal payments on long-term debt.

We declared quarterly dividends on our common stock which totaled $0.36 per share in fiscal 2008, $0.28 per share in fiscal 2007 and $0.24 per share in fiscal 2006. Cash payments for dividends on our common stock totaled $151.5 million in fiscal 2008, $122.9 million in fiscal 2007 and $105.3 million in fiscal 2006. Financing activities also included proceeds of $134.1 million in fiscal 2008, $260.2 million in fiscal 2007 and $102.4 million in fiscal 2006 from the exercise of employee stock options.

We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. In fiscal 2007, we amended our $500 million, four-year revolving credit facility and our $500 million, five-year revolving credit facility (initially entered into in fiscal 2006), to extend the maturity dates of these agreements until May 2010 and May 2011, respectively. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. We also have a commercial paper program pursuant to which we issue commercial paper from time to time. The revolving credit facilities are used as back up to our commercial paper program. As of January 26, 2008, there were no outstanding amounts under our credit facilities. There were no borrowings on our credit facilities during fiscal 2008. The maximum amount of our U.S. short-term borrowings outstanding was $205 million during fiscal 2007 and $567 million during fiscal 2006. The weighted average interest rate on our U.S. short-term borrowings was 5.35% in fiscal 2007 and 3.69% in fiscal 2006.

As of January 26, 2008 and January 27, 2007, Winners had two credit lines, one for C$10 million for operating expenses and one C$10 million letter of credit facility. The maximum amount outstanding under our Canadian credit line for operating expenses was C$5.7 million in fiscal 2008, C$3.8 million in fiscal 2007 and C$4.6 million in fiscal 2006, and there were no amounts outstanding on either of these lines at the end of fiscal 2008 or fiscal 2007. As of January 26, 2008, T.K. Maxx had credit lines totaling £20 million. The maximum amount outstanding in fiscal 2008 was £16.4 million, and there were no outstanding borrowings at January 26, 2008 or January 27, 2007.

We believe that internally generated funds and our current credit facilities are more than adequate to meet our operating needs for at least the next twelve months. See Note D to the consolidated financial statements for further information regarding our long-term debt and available financing sources.

Contractual obligations: As of January 26, 2008, we had payment obligations (including current installments) under long-term debt arrangements, leases for property and equipment and purchase obligations that will require cash outflows as follows (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations including estimated interest	$928,130	$26,840	$459,960	$—	$441,330
Operating lease commitments	5,661,698	943,174	1,707,955	1,295,248	1,715,321
Capital lease obligations	30,071	3,726	7,452	7,809	11,084
Purchase obligations	2,074,958	1,992,773	78,335	2,150	1,700

Total Obligations	$8,694,857	$2,966,513	$2,253,702	$1,305,207	$2,169,435

The long-term debt obligations above include estimated interest costs and assume that all holders of the zero coupon convertible subordinated notes exercise their put options in fiscal 2014. If none of the put options are exercised and the notes are not redeemed or converted, the notes will mature in fiscal 2022. The effect of the interest rate swap agreements was estimated based on their values as of January 26, 2008.

The lease commitments in the above table are for minimum rent and do not include costs for insurance, real estate taxes and common area maintenance costs that we are obligated to pay. These costs were approximately one-third of the total minimum rent for the fiscal year ended January 26, 2008.

Our purchase obligations primarily consist of purchase orders for merchandise; purchase orders for capital expenditures, supplies and other operating needs; commitments under contracts for maintenance needs and other services; and commitments under executive employment and other agreements. We excluded long-term agreements for services and operating needs that can be cancelled without penalty.

We also have long-term liabilities which include $125.4 million for employee compensation and benefits, most of which will come due beyond five years, derivative contracts of approximately $143.1 million, the majority of which come due in fiscal 2010, $150.5 million for accrued rent, the cash flow requirements of which are included in the lease commitments in the above table and $269.2 million for uncertain tax positions for which it is not reasonably possible to predict when it may be paid.

CRITICAL ACCOUNTING POLICIES

We must evaluate and select applicable accounting policies. We consider our most critical accounting policies, involving management estimates and judgments, to be those relating to the areas described below. We believe that we have selected the most appropriate assumptions in each of the following areas and that the results we would have obtained, had alternative assumptions been selected, would not be materially different from the results we have reported.

Inventory valuation: We use the retail method for valuing inventory on a first-in first-out basis. Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method is widely used in the retail industry and involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in the inventory valuation when the price of an item is changed. We believe the retail method results in a more conservative inventory valuation than other accounting methods. In addition, as a normal business practice, we have a specific policy as to when markdowns are to be taken, greatly reducing the need for management estimates. Inventory shortage involves estimating a shrinkage rate for interim periods, but is based on a full physical inventory near the fiscal year end. Thus, the difference between actual and estimated amounts may cause fluctuations in quarterly results, but is not a factor in full year results. Overall, we believe that the retail method, coupled with our disciplined permanent markdown policy and a full physical inventory taken at each fiscal year end, results in an inventory valuation that is fairly stated. Lastly, many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. Our off-price businesses have historically not entered into such arrangements with our vendors. Bob’s Stores, the value-oriented retailer we acquired in December 2003, does have vendor relationships that provide for recovery of advertising dollars if certain conditions are met. These arrangements may have some impact on Bob’s Stores’ inventory valuation but such amounts are immaterial to our consolidated results.

Impairment of long-lived assets: We review the recoverability of the carrying value of our long-lived assets at least annually and whenever events or circumstances occur that would indicate that their carrying amounts are not recoverable. Significant judgments are involved in projecting the cash flows of individual stores and our business units and involve a number of factors including historical trends, recent performance and general economic assumptions. If it is determined that an impairment of long-lived assets has occurred, we record an impairment charge equal to the excess of the carrying value of the assets over the estimated fair value of the assets.

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

Casualty insurance: In July 2007 we entered into a fixed premium program for our casualty insurance. Our casualty insurance program prior to 2007 requires us to estimate the total claims we will incur as a component of our annual insurance cost. The estimated claims are developed, with the assistance of an actuary, based on historical experience and other factors. These estimates involve significant judgements and assumptions and actual results could differ from these estimates. If our estimate for the claims component of our casualty insurance expense for fiscal 2008 were to change by 10%, the fiscal 2008 pre-tax cost would increase or decrease by approximately $2 million. A large portion of these claims are funded with a non-refundable payment during the policy year, offsetting our estimated claims accrual. We had a net accrual of $26.4 million for the unfunded portion of our casualty insurance program as of January 26, 2008.

Accounting for taxes: Like many large corporations, we are regularly under audit by United States federal, state, local or foreign tax authorities in the areas of income taxes and the remittance of sales and use taxes. In evaluating the potential exposure associated with the various tax filing positions, we accrue charges for possible exposures. Based on the annual evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for possible exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective income tax rate in a given financial period might be materially impacted. The Internal Revenue Service has examined the fiscal years ended January 2000 through January 2003 and several refund claims have been approved by IRS Appeals Office and are awaiting confirmation by the Congressional Joint Tax Committee. We also have various state and foreign tax examinations in process.

Reserves for Computer Intrusion related costs and for discontinued operations: As discussed in Note B and Note L to the consolidated financial statements and elsewhere in the management’s discussion and analysis, we have reserves established for probable losses arising out of the Computer Intrusion and for leases relating to operations discontinued by us where we were the original lessee or a guarantor and which have been assigned or sublet to third parties. The Computer Intrusion reserve requires us to make numerous estimates and assumptions about the outcome and costs of claims, litigation and investigations and the related costs and expenses we will incur. We make these estimates based on our best judgments of the outcome of such claims, litigation and investigation and related costs and expenses. The leases relating to discontinued operations are long-term obligations and the estimated cost to us involves numerous estimates and assumptions including whether and for how long we remain obligated with respect to a particular lease, the extent to which an assignee or subtenant will assume our obligation under the leases, amounts of subtenant income, how a particular obligation may ultimately be settled and what mitigating factors, including indemnification, may exist with regard to any liability. We develop these assumptions based on past experience and by evaluating various probable outcomes and the circumstances surrounding each situation and location. We believe that our current reserves are a reasonable estimate of the most likely outcomes and that the reserves should be adequate to cover the ultimate cash costs we will incur. However, actual results may differ from our current estimates, and such differences could be material. We may decrease or increase the amount of our reserves to adjust for developments relating to the underlying assumptions.

Loss Contingencies: Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us but which will not be resolved until one or more future events occur or fail to occur. Our management, where relevant, with the assistance of our legal counsel, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or claims that may result in such proceedings, our legal counsel assists us in evaluating the perceived merits of any legal proceedings or claims as well as the perceived merits of the relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then we will disclose the nature of the contingent liability, together with an estimate of the range of the possible loss or a statement that such loss is not estimable.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose fair value measurements according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and will be applied prospectively. SFAS No. 157 is effective for the Company in the first quarter of fiscal 2009. In February 2008, the FASB issued a Staff Position that will (1) partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of SFAS No. 157. We believe the adoption of SFAS No. 157 will not have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different fair value measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years and will be effective for the Company in the first quarter of fiscal 2009. We do not believe that SFAS No. 159 will have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not enter into derivatives for speculative or trading purposes.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Notes A and E to the consolidated financial statements, we hedge a significant portion of our net investment in foreign operations; intercompany transactions with these operations; and certain merchandise purchase commitments incurred by these operations; with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures; most of these gains and losses are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of January 26, 2008, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by TJX. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We occasionally enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding during fiscal 2008. As of January 26, 2008, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

Market Risk

The assets of our qualified pension plan, a large portion of which is invested in equity securities, are subject to the risks and uncertainties of the public stock market. We allocate the pension assets in a manner that attempts to minimize and control our exposure to these market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility. As such it is reasonably possible that changes in the values of investments will occur in the near term and such changes could affect the amounts reported.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-32 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2008 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

The management of TJX is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, TJX’s principal executive and principal financial officers, or persons performing similar functions, and effected by TJX’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of TJX’s management, including its Chief Executive Officer and Chief Financial Officer, TJX conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 26, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 26, 2008.

(d) Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 26, 2008, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

		Office and Employment
Name	Age	During Last Five Years

Arnold Barron	60	Senior Executive Vice President, Group President, TJX since March 2004. Executive Vice President, Chief Operating Officer of The Marmaxx Group from 2000 to 2004. Senior Vice President, Group Executive of TJX from 1996 to 2000. Senior Vice President, General Merchandise Manager of the T.J. Maxx Division from 1993 to 1996; Senior Vice President, Director of Stores, 1984 to 1993; various store operation positions with TJX, 1979 to 1984.
Bernard Cammarata	68	Chairman of the Board since 1999. Acting Chief Executive Officer from September 2005 to January 2007 and Chief Executive Officer of TJX from 1989 to 2000. President from 1989 to 1999. Chairman of the T.J. Maxx Division from 1986 to 1995 and of The Marmaxx Group from 1995 to 2000. Executive Vice President of TJX from 1986 to 1989; President, Chief Executive Officer and a Director of TJX’s former TJX subsidiary from 1987 to 1989 and President of the T.J. Maxx Division from 1976 to 1986.
Donald G. Campbell	56	Vice Chairman since September 2006, Senior Executive Vice President, Chief Administrative and Business Development Officer from March 2004 to September 2006. Executive Vice President — Finance from 1996 to 2004 and Chief Financial Officer of TJX from 1989 to 2004. Senior Vice President — Finance, from 1989 to 1996. Senior Financial Executive of TJX, 1988 to 1989; Senior Vice President — Finance and Administration, Zayre Stores Division, 1987 to 1988; Vice President and Corporate Controller of TJX, 1985 to 1987; various financial positions with TJX, 1973 to 1985.
Ernie Herrman	47	Senior Executive Vice President, TJX since January 2007 and President, Marmaxx since January 2005. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Senior Vice President, Merchandising from 1998 to 2001. Vice President, General Merchandise Manager from 1996 to 1998. Vice President, Senior Merchandise Manager from 1995 to 1996. Various merchandising positions with TJX, 1989 to 1995.
Carol Meyrowitz	54	Chief Executive Officer of TJX since January 2007, Director since September 2006 and President since October 2005. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President, TJX from March 2004 to January 2005. President of The Marmaxx Group from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Executive Vice President, Merchandising, The Marmaxx Group from 2000 to 2001 and Senior Vice President, Merchandising from 1999 to 2000. Executive Vice President, Merchandising, Chadwick’s of Boston, Ltd. from 1996 to 1999; Senior Vice President, Merchandising from 1991 to 1996 and Vice President, Merchandising from 1989 to 1991. Vice President, Division Merchandise Manager, Hit or Miss from 1987 to 1989.
Jeffrey G. Naylor	49	Senior Executive Vice President, Chief Administrative and Business Development Officer, TJX since June 2007. Senior Executive Vice President, Chief Financial and Administrative Officer, TJX September 2006 to June 2007. Senior Executive Vice President, Chief Financial Officer, TJX from March 2004 to September 2006, Executive Vice President, Chief Financial Officer of TJX effective February 2, 2004. Senior Vice President and Chief Financial Officer at Big Lots, Inc. from 2001 to January 2004. Senior Vice President, Chief Financial and Administrative Officer of Dade Behring, Inc. from 2000 to 2001. Vice President, Controller of The Limited, Inc., from 1998 to 2000.
Jerome Rossi	64	Senior Executive Vice President, Group President, TJX since January 2007. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2005 to January 2007. President, HomeGoods, from 2000 to 2005. Executive Vice President, Store Operations, Human Resources and Distribution Services, Marmaxx from 1996 to 2000.
Paul Sweetenham	43	Senior Executive Vice President, Group President, Europe, since January 2007. President, T.K. Maxx since 2001. Senior Vice President, Merchandising and Marketing, T.K. Maxx from 1999 to 2001. Various merchandising positions with T.K. Maxx from 1993 to 1999.
Nirmal K. Tripathy	49	Executive Vice President, Chief Financial Officer, TJX, since June 2007. President and Chief Operating Officer at Macy’s Florida from 2003 to June 2007. Executive Vice President at Macy’s Florida from 2002 to 2003. Previous senior positions with Limited Brands and PepsiCo.

All officers hold office until the next annual meeting of the Board in June 2008 and until their successors are elected, or appointed, and qualified.

TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 26, 2008 (the Proxy Statement). The information required by this Item and not given in this Item will appear under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated in this item by reference.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

Schedule II — Valuation and Qualifying Accounts

	Balance	Amounts	Write-Offs	Balance
	Beginning	Charged to	Against	End of
In thousands	of Period	Net Income	Reserve	Period

Sales Return Reserve:
Fiscal Year Ended January 26, 2008	$14,182	$841,687	$840,571	$15,298

Fiscal Year Ended January 27, 2007	$14,101	$795,941	$795,860	$14,182

Fiscal Year Ended January 28, 2006	$13,162	$823,357	$822,418	$14,101

Discontinued Operations Reserve:
Fiscal Year Ended January 26, 2008	$57,677	$1,820	$13,421	$46,076

Fiscal Year Ended January 27, 2007	$14,981	$63,923	$21,227	$57,677

Fiscal Year Ended January 28, 2006	$12,365	$8,909	$6,293	$14,981

Casualty Insurance Reserve:
Fiscal Year Ended January 26, 2008	$31,443	$17,673	$22,743	$26,373

Fiscal Year Ended January 27, 2007	$34,707	$54,429	$57,693	$31,443

Fiscal Year Ended January 28, 2006	$26,434	$62,064	$53,791	$34,707

Computer Intrusion Reserve:
Fiscal Year Ended January 26, 2008	$—	$159,200	$41,934	$117,266

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
10.1		4-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 6, 2005. The related Amendment No. 1 to the 4-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2006.
10.2		5-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 6, 2005. The related Amendment No. 1 to the 5-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 17, 2006.
10.3		The Employment Agreement dated as of June 6, 2006 between Bernard Cammarata and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed June 9, 2006.*
10.4		The Employment Agreement dated as of April 5, 2005 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on April 7, 2005. The Letter Agreement dated September 7, 2005 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed for the quarter ended October 29, 2005. The Amendment dated as of March 7, 2006 to the Employment Agreement dated as of April 5, 2005 with Donald G. Campbell, as amended, is incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed March 8, 2006. The Letter Agreement dated September 6, 2006 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed September 7, 2006.*
10.5		The Employment Agreement dated as of January 28, 2007 with Carol Meyrowitz is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 10, 2007.*
10.6		The Employment Agreement dated as of April 5, 2005 with Arnold Barron is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2005. The Letter Agreement dated September 7, 2005 with Arnold Barron is incorporated herein by reference to Exhibit 10.6 to the Form 10-Q filed for the quarter ended October 29, 2005. The Letter Agreement dated October 17, 2005 with Arnold Barron is incorporated herein by reference to Exhibit 10.9 to the Form 10-Q filed for the quarter ended October 29, 2005. The Amendment dated as of March 7, 2006 to the Employment Agreement dated as of April 5, 2005 with Arnold Barron, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed March 8, 2006.*
10.7		The Employment Agreement dated as of April 5, 2005 with Jeffrey Naylor and the related Amendments dated as of September 7, 2005, March 7, 2006 and September 6, 2006 to the Employment Agreement dated as of April 5, 2005 with Jeffrey Naylor are included herein by reference to Exhibit 10.9 to the Form 10-K for fiscal year ended January 27, 2007.*
10.8		The Employment Agreement dated as of June 11, 2007 with Nirmal Tripathy is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on June 15, 2007.*
10.9		The Employment Agreement dated as of September 8, 2006 with Ernie Herrman is filed herewith.*
10.10		The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 28, 2007.*

Exhibit
No.	Description of Exhibit

10.11	The Stock Incentive Plan, as amended and restated through June 1, 2004, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 31, 2004. The related First Amendment to The Stock Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed for the fiscal year ended January 28, 2006. The Stock Incentive Plan, as amended through June 5, 2006, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2006.*
10.12	The Form of a Non-Qualified Stock Option Certificate Granted Under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.13	The Form of a Performance-Based Restricted Stock Award Granted Under Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.14	The Form of a Performance-Based Restricted Stock Award Granted Under Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 17, 2005.*
10.15	Description of Director Compensation Arrangements is filed herewith.*
10.16	The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997. The Amendment to The Long Range Performance Incentive Plan adopted on September 7, 2005 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the fiscal quarter ended April 28, 2007.*
10.17	The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The related Second Amendment, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The related Third and Fourth Amendments are incorporated herein by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 28, 2006.*
10.18	The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. The 2005 Restatement to the Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended January 28, 2006.*
10.19	The Executive Savings Plan, as amended and restated, effective January 1, 2008, is filed herewith.*
10.20	The Restoration Agreement and related letter agreement regarding conditional reimbursement dated December 31, 2002 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 25, 2003.*
10.21	The form of Indemnification Agreement between TJX and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990.*
10.22	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.23	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.24	The Trust Agreement for Executive Savings Plan dated as of January 1, 2005 between TJX and Wells Fargo Bank, N.A. is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended January 29, 2005.*
10.25	The Distribution Agreement dated as of May 1, 1989 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to TJX’s Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.
10.26	The Indemnification Agreement dated as of April 18, 1997 by and between TJX and BJ’s Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.
10.27	The Settlement Agreement between ACohen Marketing & Public Relations, LLC, Julie Buckley, Anne Cohen, LaQuita Kearney, Laura Lerner, Robert Mann, Jitka Parmet, Deborah Wilson, Kathleen Robinson, Shannon Kidd, and Mary Robb Farley, individually and on behalf of the Settlement Class, The TJX Companies, Inc. and Fifth Third Bancorp dated September 21, 2007, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on September 21, 2007. The Amended Settlement Agreement, dated as of November 14, 2007, by and among ACohen Marketing & Public Relations, LLC, Julie Buckley, Anne Cohen, LaQuita Kearney, Laura Lerner, Robert Mann, Jitka Parmet, Deborah Wilson, Kathleen Robinson, Shannon Kidd and Mary Robb Farley, individually and on behalf of the Settlement Class, The TJX Companies, Inc. and Fifth Third Bancorp is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 27, 2007.

Exhibit
No.	Description of Exhibit

10.28	The Settlement Agreement among The TJX Companies, Inc., Visa U.S.A. Inc. and Visa Inc. and Fifth Third Bank, dated November 29, 2007 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on November 30, 2007.
10.29	The Settlement and Mutual Release Agreement between The TJX Companies, Inc. and Alexander W. Smith dated March 29, 2007 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 4, 2007.*
21	Subsidiaries:
A list of the Registrant’s subsidiaries is filed herewith.
23	Consents of Independent Registered Public Accounting Firm
The Consent of PricewaterhouseCoopers LLP is filed herewith.
24	Power of Attorney:
The Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management contract or compensatory plan or arrangement.

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

Dated: March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ CAROL MEYROWITZ Carol Meyrowitz, President and Chief Executive Officer and Director	/S/ NIRMAL K. TRIPATHY Nirmal K. Tripathy, Principal Financial and Accounting Officer

JOSE B. ALVAREZ* Jose B. Alvarez, Director	AMY B. LANE* Amy B. Lane, Director

ALAN M. BENNETT* Alan M. Bennett, Director	JOHN F. O’BRIEN* John F. O’Brien, Director

DAVID A. BRANDON* David A. Brandon, Director	ROBERT F. SHAPIRO* Robert F. Shapiro, Director

BERNARD CAMMARATA* Bernard Cammarata, Chairman of the Board of Directors	WILLOW B. SHIRE* Willow B. Shire, Director

DAVID T. CHING* David T. Ching, Director	FLETCHER H. WILEY* Fletcher H. Wiley, Director

MICHAEL F. HINES* Michael F. Hines, Director

*BY	/S/ NIRMAL K. TRIPATHY
Nirmal K. Tripathy
as attorney-in-fact

Dated: March 25, 2008

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended January 26, 2008, January 27, 2007 and January 28, 2006

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
of The TJX Companies, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries at January 26, 2008 and January 27, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 26, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note J to the accompanying consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other post retirement obligations as of January 27, 2007. In addition, as discussed in Note I to the accompanying consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of January 28, 2007.

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 25, 2008

The TJX Companies, Inc.

Consolidated Statements of Income

	Fiscal Year Ended
Amounts in thousands	January 26,	January 27,	January 28,
except per share amounts	2008	2007	2006

Net sales	$18,647,126	$17,404,637	$15,955,943

Cost of sales, including buying and occupancy costs	14,082,448	13,213,703	12,214,671
Selling, general and administrative expenses	3,126,565	2,923,560	2,703,271
Provision for Computer Intrusion related costs	197,022	4,960	—
Interest (income) expense, net	(1,598)	15,566	29,632

Income from continuing operations before provision for income taxes	1,242,689	1,246,848	1,008,369
Provision for income taxes	470,939	470,092	318,535

Income from continuing operations	771,750	776,756	689,834
Discontinued operations:
Loss on disposal of discontinued operations, net of income taxes	—	(38,110)	—
Income (loss) of discontinued operations, net of income taxes	—	(607)	589

Net income	$771,750	$738,039	$690,423

Basic earnings per share:
Income from continuing operations	$1.74	$1.71	$1.48
(Loss) from discontinued operations, net of income taxes	$—	$(0.08)	$—
Net income	$1.74	$1.63	$1.48
Weighted average common shares — basic	443,050	454,044	466,537
Diluted earnings per share:
Income from continuing operations	$1.66	$1.63	$1.41
(Loss) from discontinued operations, net of income taxes	$—	$(0.08)	$—
Net income	$1.66	$1.55	$1.41
Weighted average common shares — diluted	468,046	480,045	491,500
Cash dividends declared per share	$0.36	$0.28	$0.24

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Balance Sheets

	Fiscal Year Ended
	January 26,	January 27,
In thousands	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$732,612	$856,669
Accounts receivable, net	143,289	115,245
Merchandise inventories	2,737,378	2,581,969
Prepaid expenses and other current assets	215,550	159,105
Current deferred income taxes, net	163,465	35,825

Total current assets	3,992,294	3,748,813

Property at cost:
Land and buildings	277,988	268,056
Leasehold costs and improvements	1,785,429	1,628,867
Furniture, fixtures and equipment	2,675,009	2,373,117

Total property at cost	4,738,426	4,270,040
Less accumulated depreciation and amortization	2,520,973	2,251,579

Net property at cost	2,217,453	2,018,461

Property under capital lease, net of accumulated amortization of $14,890 and $12,657, respectively	17,682	19,915
Other assets	190,981	115,613
Goodwill and tradename, net of amortization	181,524	182,898

TOTAL ASSETS	$6,599,934	$6,085,700

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$2,008	$1,854
Accounts payable	1,516,754	1,372,352
Accrued expenses and other liabilities	1,213,987	1,008,774
Federal, foreign and state income taxes payable	28,244	—

Total current liabilities	2,760,993	2,382,980

Other long-term liabilities	811,333	583,047
Non-current deferred income taxes, net	42,903	21,525
Obligation under capital lease, less portion due within one year	20,374	22,382
Long-term debt, exclusive of current installments	833,086	785,645
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 427,949,533 and 453,649,813, respectively	427,950	453,650
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(28,685)	(33,989)
Retained earnings	1,731,980	1,870,460

Total shareholders’ equity	2,131,245	2,290,121

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,599,934	$6,085,700

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	January 26,	January 27,	January 28,
In thousands	2008	2007	2006

Cash flows from operating activities:
Net income	$771,750	$738,039	$690,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	369,396	353,110	314,285
Loss on property disposals	18,318	32,743	10,600
Asset impairment charge	7,626	—	—
Amortization of stock compensation expense	57,370	69,804	91,190
Excess tax benefits from stock compensation expense	(6,756)	(3,632)	—
Deferred income tax (benefit) provision	(101,799)	6,286	(88,245)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(25,516)	26,397	(20,997)
(Increase) in merchandise inventories	(112,411)	(201,413)	(8,772)
(Increase) decrease in prepaid expenses and other current assets	2,144	(23,179)	(35,197)
Increase in accounts payable	117,304	50,165	35,010
Increase in accrued expenses and other liabilities	202,893	170,592	163,362
Increase (decrease) in income taxes payable	37,909	(42,558)	7,903
Other, net	22,879	18,679	(1,543)

Net cash provided by operating activities	1,361,107	1,195,033	1,158,019

Cash flows from investing activities:
Property additions	(526,987)	(378,011)	(495,948)
Proceeds from sale of property	-	-	9,688
Proceeds from repayments on note receivable	753	700	652

Net cash (used in) investing activities	(526,234)	(377,311)	(485,608)

Cash flows from financing activities:
Principal payments on long-term debt	-	-	(100,000)
Payments on capital lease obligation	(1,854)	(1,712)	(1,580)
Proceeds from sale and issuance of common stock	134,109	260,197	102,438
Proceeds from borrowings of long-term debt	—	-	204,427
Cash payments for repurchase of common stock	(940,208)	(557,234)	(603,739)
Excess tax benefits from stock compensation expense	6,756	3,632	—
Cash dividends paid	(151,492)	(122,927)	(105,251)

Net cash (used in) financing activities	(952,689)	(418,044)	(503,705)

Effect of exchange rate changes on cash	(6,241)	(8,658)	(10,244)

Net (decrease) increase in cash and cash equivalents	(124,057)	391,020	158,462
Cash and cash equivalents at beginning of year	856,669	465,649	307,187

Cash and cash equivalents at end of year	$732,612	$856,669	$465,649

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Statements of Shareholders’ Equity

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
In thousands	Shares	$1	Capital	Income (Loss)	Earnings	Total

Balance, January 29, 2005	480,699	$480,699	$—	$(26,245)	$1,292,102	$1,746,556
Comprehensive income:
Net income	—	—	—	—	690,423	690,423
(Loss) due to foreign currency translation adjustments	—	—	—	(32,563)	—	(32,563)
Gain on net investment hedge contracts	—	—	—	14,981	—	14,981
(Loss) on cash flow hedge contracts	—	—	—	(14,307)	—	(14,307)
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	—	—	13,838	—	13,838

Total comprehensive income						672,372
Cash dividends declared on common stock	—	—	—	—	(111,278)	(111,278)
Restricted stock awards granted	377	377	(377)	—	—	—
Amortization of stock compensation expense	—	—	91,190	—	—	91,190
Issuance of common stock under stock incentive plan and related tax effect	5,775	5,775	88,041	—	—	93,816
Common stock repurchased	(25,884)	(25,884)	(178,854)	—	(395,264)	(600,002)

Balance, January 28, 2006	460,967	460,967	—	(44,296)	1,475,983	1,892,654
Comprehensive income:
Net income	—	—	—	—	738,039	738,039
Gain due to foreign currency translation adjustments	—	—	—	20,433	—	20,433
(Loss) on net investment hedge contracts	—	—	—	(5,626)	—	(5,626)
(Loss) on cash flow hedge contracts	—	—	—	(3,950)	—	(3,950)
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	—	—	5,011	—	5,011

Total comprehensive income						753,907
Recognition of unfunded post retirement liabilities	—	—	—	(5,561)	—	(5,561)
Cash dividends declared on common stock	—	—	—	—	(127,024)	(127,024)
Restricted stock awards granted	236	236	(236)	—	—	—
Amortization of stock compensation expense	—	—	69,804	—	—	69,804
Issuance of common stock under stock incentive plan and related tax effect	14,453	14,453	249,122	—	—	263,575
Common stock repurchased	(22,006)	(22,006)	(318,690)	—	(216,538)	(557,234)

Balance, January 27, 2007	453,650	453,650	—	(33,989)	1,870,460	2,290,121
Comprehensive income:
Net income	—	—	—	—	771,750	771,750
Gain due to foreign currency translation adjustments	—	—	—	20,998	—	20,998
(Loss) on net investment hedge contracts	—	—	—	(15,823)	—	(15,823)
(Loss) on cash flow hedge contracts	—	—	—	(1,526)	—	(1,526)
Recognition of prior service cost and gains (losses)	—	—	—	1,393	—	1,393
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	—	—	429	—	429

Total comprehensive income						777,221
Implementation of FIN 48 (see note I)	—	—	—	—	(27,178)	(27,178)
Implementation of SFAS No. 158 measurement provisions (see note J)	—	—	—	(167)	(1,641)	(1,808)
Cash dividends declared on common stock	—	—	—	—	(158,202)	(158,202)
Restricted stock and other stock awards issued	285	285	(285)	—	—	—
Amortization of stock compensation expense	—	—	57,370	—	—	57,370
Stock options repurchased by TJX	—	—	(3,266)	—	—	(3,266)
Issuance of common stock under stock incentive plan and related tax effect	6,968	6,968	130,227	—	—	137,195
Common stock repurchased	(32,953)	(32,953)	(184,046)	—	(723,209)	(940,208)

Balance, January 26, 2008	427,950	$427,950	$—	$(28,685)	$1,731,980	$2,131,245

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Notes to Consolidated Financial Statements

A.	Summary of Accounting Policies

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

Fiscal Year: TJX’s fiscal year ends on the last Saturday in January. The fiscal years ended January 26, 2008 (“fiscal 2008”), January 27, 2007 (“fiscal 2007”) and January 28, 2006 (“fiscal 2006”) each included 52 weeks.

Earnings Per Share: All earnings per share amounts discussed refer to diluted earnings per share unless otherwise indicated.

Use of Estimates: The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers the more significant accounting policies that involve management estimates and judgments to be those relating to inventory valuation, impairments of long-lived assets, retirement obligations, casualty insurance, accounting for taxes, reserves for Computer Intrusion related costs and for discontinued operations, and loss contingencies. Actual amounts could differ from those estimates, and such differences could be material.

Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Proceeds from the sale of store cards as well as the value of store cards issued to customers as a result of a return or exchange, are deferred until the customer uses the card to acquire merchandise. Based on historical experience, we estimate the amount of store cards that will not be redeemed (“breakage”) and, to the extent allowed by local law, these amounts are amortized into income over the redemption period. Revenue recognized from store card breakage was $10.1 million, $7.6 million and $6.9 million for fiscal 2008, 2007 and 2006, respectively.

Consolidated Statements of Income Classifications: Cost of sales, including buying and occupancy costs, include the cost of merchandise sold and gains and losses on inventory-related derivative contracts; store occupancy costs (including real estate taxes, utility and maintenance costs and fixed asset depreciation); the costs of operating our distribution centers; payroll, benefits and travel costs directly associated with buying inventory; and systems costs related to the buying and tracking of inventory.

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

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories on the first-in first-out basis. We almost exclusively utilize a permanent markdown strategy and lower the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in our stores. We accrue for inventory obligations at the time inventory is shipped rather than when received and accepted by TJX. At January 26, 2008 and January 27, 2007, in-transit inventory included in merchandise inventories was $362.9 million and $346.2 million, respectively. Comparable amounts were reflected in accounts payable at those dates.

Common Stock and Equity: Equity transactions consist primarily of the repurchase of our common stock under our stock repurchase programs and the amortization of expense and issuance of common stock under our stock incentive plan. Under our stock repurchase programs we repurchase our common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par first charged against any available additional paid- in capital (“APIC”) and the balance charged to retained earnings. Due to the high volume of repurchases over the past several years, we have no remaining balance in APIC. All shares repurchased have been retired.

Shares issued under our stock incentive plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets to the extent that an asset for the related grant has been created. Any tax benefit greater than the deferred tax asset created at the time of expensing the option is credited to APIC; any deficiency in the tax benefit is debited to APIC to the extent a ‘pool’ for such deficiency exists. In the absence of a pool any deficiency is realized in the related periods’ statements of income through the provision for income taxes. The excess income tax benefits, if any, are included in cash flows from financing activities in the statements of cash flows. The par value of restricted stock awards is also added to common stock when the stock is issued, generally at grant date. The fair value of the restricted stock awards in excess of par value is added to APIC as the award is amortized into earnings over the related vesting period.

Stock-Based Compensation: TJX adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123(R)) in the fourth quarter of fiscal 2006. TJX elected the modified retrospective transition method and accordingly all periods presented reflect the impact of adopting SFAS No. 123(R). For purposes of applying the provisions of SFAS No. 123(R), the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. See Note G for a detailed discussion of stock-based compensation.

Interest: TJX’s interest (income) expense, net was income of $1.6 million in fiscal 2008, and expense of $15.6 million and $29.6 million in fiscal 2007 and 2006, respectively. Interest (income) expense is presented as a net amount. TJX had gross interest income of $40.7 million, $23.6 million and $9.4 million in fiscal 2008, 2007 and 2006, respectively. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. TJX capitalized interest of $799,000 in fiscal 2008. No interest was capitalized in fiscal 2007 or 2006. Debt discount and related issue expenses are amortized to interest expense over the lives of the related debt issues or to the first date the holders of the debt may require TJX to repurchase such debt.

Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property by the use of the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $364.2 million for fiscal 2008, $347.0 million for fiscal 2007 and $307.7 million for fiscal 2006. Amortization expense for property held under a capital lease was $2.2 million in fiscal 2008, 2007 and 2006. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 3 to 10 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in net income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting: TJX records rent expense when it takes possession of a store, which occurs before the commencement of the lease term, as specified in the lease, and generally 30 to 60 days prior to the opening of the store. This results in an acceleration of the commencement of rent expense for each lease, as we record rent expense during the pre-opening period, but a reduction in monthly rent expense, as the total rent due under the lease is amortized over a greater number of months.

Goodwill and Tradename: Goodwill is primarily the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain, which is included in the Marmaxx segment in all periods presented. In addition, goodwill includes the excess of cost over the estimated fair market value of the net assets of Winners acquired by TJX in fiscal 1991.

Goodwill, net of amortization, totaled $72.2 million, $71.9 million and $72.0 million as of January 26, 2008, January 27, 2007 and January 28, 2006, respectively. Goodwill is considered to have an indefinite life and accordingly is no longer amortized. Cumulative amortization was $33.2 million as of January 26, 2008, $33.0 million as of January 27, 2007 and $33.1 million as of January 28, 2006. Changes in goodwill cost and accumulated amortization are attributable to the effect of exchange rate changes on Winners’ reported goodwill.

Tradenames include the values assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 as part of the acquisition of the Marshalls chain, and to the name “Bob’s Stores” acquired in fiscal 2004 as part of the acquisition of substantially all of the assets of Bob’s Stores. These values were determined by the discounted present value of assumed after-tax royalty payments, offset by a reduction for their pro-rata share of negative goodwill.

The Marshalls tradename, net of accumulated amortization, is carried at a value of $107.7 million, and is considered to have an indefinite life and, accordingly, is no longer amortized. The Bob’s Stores tradename, pursuant to the purchase accounting method, was valued at $4.8 million and is being amortized over 10 years. An impairment charge of $1.2 million was recorded in the fourth quarter of fiscal 2008 (included in the impairment of long-lived assets charge discussed below) reducing the carrying value of the tradename to $3.6 million. Amortization expense of $476,000, $477,000 and $477,000 was recognized in fiscal 2008, 2007 and 2006, respectively. Cumulative amortization as of January 26, 2008, January 27, 2007 and January 28, 2006 was $1.9 million, $1.5 million and $993,000, respectively.

TJX occasionally acquires other trademarks in connection with private label merchandise. Such trademarks are included in other assets and are amortized to cost of sales, including buying and occupancy costs, over the term of the agreement, generally from 7 to 10 years. Amortization expense related to trademarks was $351,000, $499,000 and $492,000 in fiscal 2008, 2007 and 2006, respectively. TJX had $1.4 million, $1.7 million and $2.2 million in trademarks, net of accumulated amortization, at January 26, 2008, January 27, 2007 and January 28, 2006, respectively. Trademarks and the related amortization are included in the related operating segment for which they were acquired.

Impairment of Long-Lived Assets: TJX periodically reviews the value of its property and intangible assets in relation to the current and expected operating results of the related business segments in order to assess whether there has been an other than temporary impairment of their carrying values. An impairment exists when the undiscounted cash flow of an asset is less than the carrying cost of that asset. Store-by-store impairment analysis is performed at a minimum on an annual basis in the fourth quarter of a fiscal year. An impairment analysis is also performed for goodwill and tradenames at a minimum on an annual basis in the fourth quarter of a fiscal year. In the fourth quarter of fiscal 2008, TJX recorded a pre-tax impairment charge of $7.6 million ($5.0 million, after tax, or $.01 per share), related to Bob’s Stores, which is reflected in Bob’s Stores’ segment results. The impairment charge relates to certain long-lived assets and intangible assets (specifically the Bob’s Stores tradename discussed above) at Bob’s Stores and represents the excess of recorded carrying values over the estimated fair value of these assets at fiscal 2008 year end.

Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $284.1 million, $244.7 million and $203.0 million for fiscal 2008, 2007 and 2006, respectively.

Accumulated Other Comprehensive Income (Loss): TJX’s foreign assets and liabilities are translated at the fiscal year end exchange rate. Activity of the foreign operations that affect the statements of income and cash flows are translated at the average exchange rates prevailing during the fiscal year. The translation adjustments associated with the foreign operations are included in shareholders’ equity as a component of accumulated other comprehensive income. Cumulative foreign currency translation adjustments included in shareholders’ equity amounted to a gain of $17.8 million, net of related tax effect of $23.7 million, as of January 26, 2008; loss of $3.2 million, net of related tax effect of $15.8 million, as of January 27, 2007; and a loss of $23.6 million, net of related tax effect of $17.7 million, as of January 28, 2006.

TJX enters into financial instruments to manage our cost of borrowing and to manage its exposure to changes in foreign currency exchange rates. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Cumulative gains and losses on derivatives that have hedged our net investment in foreign operations and deferred gains or losses on cash flow hedges that have been recorded in other comprehensive income amounted to a loss of $42.1 million, net of related tax effects of $28.1 million at January 26, 2008; a loss of $25.2 million, net of related tax effects of $16.8 million at January 27, 2007; and a loss of $20.7 million, net of related tax effects of $13.8 million at January 28, 2006.

The requirement to recognize the funded status of our post retirement benefit plans in accordance with SFAS No. 158 (discussed in Note J) resulted in a loss adjustment to accumulated other comprehensive income of $5.6 million, net of related tax effects of $3.7 million at January 27, 2007. The cumulative loss adjustment at January 26, 2008 was $4.4 million, net of related tax effects of $3.7 million at January 26, 2008. There was no similar adjustment made in fiscal 2006.

Loss Contingencies: TJX records a reserve for loss contingencies when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. TJX reviews pending litigation and other contingencies at least quarterly and adjusts the reserve for such contingencies for changes in probable and reasonably estimable losses. TJX includes an estimate for related legal costs at the time such costs are both probable and reasonably estimable.

New Accounting Standards: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose fair value measurements of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and will be applied prospectively. In February 2008, the FASB issued a Staff Position that will (1) partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities and (2) remove certain leasing transactions from the scope of SFAS No. 157. We do not believe the adoption of SFAS No. 157 will have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different fair value measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years and will be effective for TJX in the first quarter of fiscal 2009. We do not believe that SFAS No. 159 will have a material impact on our financial statements.

Reclassifications: We have reclassified a line item on the Consolidated Statements of Income in fiscal 2007 for Provision for Computer Intrusion related costs for comparative purposes. This reclassification had no impact on net income as previously reported.

B.	Provision for Computer Intrusion related costs

TJX suffered an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered during the fourth quarter of fiscal 2007 and in which it believes customer data were stolen. We face potential liabilities and costs as a result of claims, litigation and investigations with respect to the Computer Intrusion. During the first six months of fiscal 2008, we expensed pre-tax costs of $37.8 million for costs we incurred related to the Computer Intrusion. In the second quarter of fiscal 2008, we were able to reasonably estimate our potential losses related to the Computer Intrusion and, accordingly, established a pre-tax reserve of $178.1 million and recorded a pre-tax charge in that amount. Subsequently, as previously disclosed we settled the purported customer class actions (subject to final court approval), settled claims of Visa USA, Visa Inc. and substantially all U.S. Visa issuers and settled with most of the named plaintiffs in the purported financial institution class action. During the fourth quarter of fiscal 2008, we reduced our reserve and the Provision for Computer Intrusion related costs by $18.9 million as a result of insurance proceeds with respect to the Computer Intrusion, which had not previously been reflected in the reserve, as well as a reduction in our estimated legal and other fees as we have continued to resolve outstanding disputes, litigation and investigations. As of January 26, 2008, our reserve balance was $117.3 million reflecting amounts paid for settlements (primarily the Visa settlement), legal and other fees. Our reserve reflects our current estimation of probable losses in accordance with generally accepted accounting principles with respect to the Computer Intrusion and includes our current estimation of total potential cash liabilities, from pending litigation, proceedings, investigations and other claims, as well as legal and other costs and expenses, arising from the Computer Intrusion. In addition we expect to record non-cash costs with respect to the customer class actions settlement, if finally approved, when incurred, which we do not expect to be material to our financial statements. As an estimate, our reserve is subject to uncertainty, and our actual costs may vary from our current estimate and such variations may be material. We may decrease or increase the amount of our reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses and for other changes in our estimates.

C.	Discontinued Operations — A.J. Wright store closings

During the fourth quarter of fiscal 2007, management developed a plan to close 34 underperforming A.J. Wright stores. The plan was approved by the Executive Committee of the Board of Directors on November 27, 2006, and virtually all of the stores were closed as of the end of fiscal 2007.

In its continuing effort to improve the performance of A.J. Wright, management performed an analysis of its store locations and operating performance. Management’s plan for the store closures was based on several factors, including market demographics and proximity to other A.J. Wright stores, cash return, sales volume and productivity, recent comparable store sales and profit trends and overall market performance. The 34 stores represented approximately 21% of A.J. Wright’s store base, but only 16% of its fiscal 2007 year-to-date sales and had store profit margins significantly below the average of the A.J. Wright chain (see Note L to our consolidated financial statements regarding discontinued operations reserves).

We recorded fiscal 2007 fourth quarter pre-tax charges of approximately $62 million in connection with these A.J. Wright store closures. A summary of the estimated charges (in millions) is presented below:

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

The above charges do not include the cash impact of $24 million of estimated income tax benefits, which generally will be realized when lease and severance obligations are paid or assets are sold or otherwise disposed of. The after-tax cost of the store closings of $38.1 million, or $0.08 per share, was recorded as a loss on disposal of discontinued operations in the fourth quarter of fiscal 2007.

In addition to the above charges, we classified the operating income (loss) of the 34 closed stores for fiscal 2007, as well as all prior periods, as a component of discontinued operations. The operating income or loss for each fiscal year equals the operating results from store operations, reduced by an allocation of direct and incremental distribution and administrative costs relating to the closed stores. No interest expense was allocated to the discontinued operations. The following table presents the net sales and segment profit (loss) of the closed A.J. Wright stores for the fiscal years presented in which there have been amounts reclassified to discontinued operations:

Discontinued operations:

	Fiscal Year Ended January

Dollars in millions	2008	2007	2006

Net sales	$-	$111.8	$102.0
Segment profit (loss)	-	(1.0)	1.0
Closed stores in operation during period	-	34	33

D.	Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of January 26, 2008 and January 27, 2007. All amounts are net of unamortized debt discounts. Capital lease obligations are separately presented in Note F.

	January 26,	January 27,
In thousands	2008	2007

General corporate debt:
7.45% unsecured notes, maturing December 15, 2009 (effective interest rate of 7.50% after reduction of unamortized debt discount of $119 and $183 in fiscal 2008 and 2007, respectively)	$199,881	$199,817
Market value adjustment to debt hedged with interest rate swap	1,215	(4,370)
C$235 term credit facility due January 11, 2010 (interest rate Canadian Dollar Banker’s Acceptance rate plus 0.35%)	233,120	199,186

Total general corporate debt	434,216	394,633

Subordinated debt:
Zero coupon convertible subordinated notes due February 13, 2021 (net of reduction of unamortized debt discount of $118,625 and $126,485 in fiscal 2008 and 2007, respectively)	398,870	391,012

Total subordinated debt	398,870	391,012

Long-term debt, exclusive of current installments	$833,086	$785,645

The aggregate maturities of long-term debt, exclusive of current installments at January 26, 2008 are as follows:

Long-
In thousands	Term Debt

Fiscal Year
2010	$433,120
2011	-
2012	-
2013	-
Later years	441,330
Less amount representing unamortized debt discount	(42,579)
Deferred gain on settlement of interest rate swap and fair value adjustments on hedged debt, net	1,215

Aggregate maturities of long-term debt, exclusive of current installments	$833,086

The above maturity table assumes that all holders of the zero coupon convertible subordinated notes exercise their put options in fiscal 2014. Any of the notes on which put options are not exercised, redeemed or converted will mature in fiscal 2022.

In January 2006, we entered into a C$235.0 million term credit facility (through our Canadian division, Winners) due in January, 2010. This debt is guaranteed by TJX. Interest is payable on borrowings under this facility at rates equal to or less than Canadian prime rate. The variable rate on this facility was 4.88% at January 26, 2008. The proceeds were used to fund the repatriation of earnings from our Canadian division as well as other general corporate purposes of this division.

In February 2001, TJX issued $517.5 million zero coupon convertible subordinated notes due in February 2021 and raised gross proceeds of $347.6 million. The issue price of the notes represented a yield to maturity of 2% per year. Due to the first put option on February 13, 2002, we amortized the debt discount assuming a 1.5% yield for fiscal 2002. The notes are subordinated to all existing and future senior indebtedness of TJX. The notes are convertible into 16.9 million shares of common stock of TJX if the sale price of our common stock reaches specified thresholds, if the credit rating of the notes is below investment grade, if the notes are called for redemption or if certain specified corporate transactions occur. Each holder of the notes has the right to require us to purchase the notes on February 13, 2013 at original purchase price plus accrued original issue discount for a total of $441.3 million for all notes. We may pay the purchase price in cash, TJX stock or a combination of the two. If the holders exercise their put options, we expect to fund the payment with cash, financing from our short-term credit facility, new long-term borrowings or a combination thereof. There were two notes put to TJX on February 13, 2007 and three on February 13, 2004. In addition, if a change in control of TJX occurs on or before February 13, 2013, each holder may require TJX to purchase for cash all or a portion of such holder’s notes. As of February 13, 2007 we may redeem for cash all, or a portion of, the notes at any time for the original purchase price plus accrued original issue discount.

The fair value of our general corporate debt, including current installments, is estimated by obtaining market value quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of our zero coupon convertible subordinated notes is estimated by obtaining market quotes. The fair value of general corporate debt, including current installments, at January 26, 2008 is $448.5 million versus a carrying value of $434.2 million. The fair value of the zero coupon convertible subordinated notes, as of January 26, 2008, is $541.4 million versus a net of unamortized debt discount carrying value of $398.9 million. These estimates do not necessarily reflect certain provisions or restrictions in the various debt agreements which might affect our ability to settle these obligations.

In fiscal 2007, we amended our $500 million four-year revolving credit facility and our $500 million five-year revolving credit facility (initially entered into in fiscal 2006) to extend the maturity dates of these agreements until May 2010 and May 2011, respectively. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. We also have a commercial paper program pursuant to which we issue commercial paper from time to time. The revolving credit facilities are used as backup to our commercial paper program. As of January 26, 2008 there were no outstanding amounts under our credit facilities, and we did not borrow under these credit facilities during fiscal 2008. The maximum amount of our U.S. short-term borrowings outstanding was $204.5 million during fiscal 2007 and $566.5 million during fiscal 2006. The weighted average interest rate on our U.S. short-term borrowings was 5.35% in fiscal 2007 and 3.69% in fiscal 2006.

As of January 26, 2008 and January 27, 2007, Winners had two credit lines, one for C$10 million for operating expenses and one C$10 million letter of credit facility. The maximum amount outstanding under Winners Canadian credit line for operating expenses was C$5.7 million in fiscal 2008, C$3.8 million in fiscal 2007 and C$4.6 million in fiscal 2006. There were no amounts outstanding on either of these lines at the end of fiscal 2008 or fiscal 2007. As of January 26, 2008, T.K. Maxx had a credit line of £20 million. The maximum amount outstanding under this line in fiscal 2008 was £16.4 million, and there were no outstanding borrowings on this credit line at the end of fiscal 2008 or fiscal 2007.

E.	Financial Instruments

TJX enters into financial instruments to manage its cost of borrowing and to manage its exposure to changes in foreign currency exchange rates.

Interest Rate Contracts: In December 1999, prior to the issuance of $200 million ten-year notes, TJX entered into a rate-lock agreement to hedge the underlying treasury rate of notes. The cost of this agreement is being amortized to interest expense over the term of the notes and results in an effective fixed rate of 7.60% on these notes. During fiscal 2004, TJX entered into interest rate swaps on $100 million of the $200 million ten-year notes effectively converting the interest on that portion of the unsecured notes from fixed to a floating rate of interest indexed to the six-month LIBOR rate. The maturity dates of the interest rate swaps is the same as the maturity date of the underlying debt. Under these swaps, TJX pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair value hedges of the underlying debt. The fair value of the contracts, excluding the net interest accrual, amounted to an asset of $1.2 million, a liability of $4.4 million, and a liability of $4.6 million as of January 26, 2008, January 27, 2007 and January 28, 2006, respectively. The valuation of the swaps results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt has been increased by $1.2 million in fiscal 2008, reduced by $4.4 million in fiscal 2007 and reduced by $4.6 million in fiscal 2006. The average effective interest rate, on the $100 million of the 7.45% unsecured notes, inclusive of the effect of hedging activity, was approximately 8.77% in fiscal 2008, 9.42% in fiscal 2007 and 8.30% in fiscal 2006.

During fiscal 2006, concurrent with the issuance of the C$235 million three-year note, TJX entered an interest rate swap on the principal amount of the note effectively converting the interest on the note from floating to a fixed rate of interest. The maturity date of the interest rate swap is January 2009, one year before the maturity date of the underlying debt. Under this swap, TJX pays a specified fixed interest rate and receives the floating rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as an adjustment to the interest expense accrued on the floating-rate debt. The interest rate swap is designated as cash flow hedge of the underlying debt. The fair value of the contract, excluding the net interest accrual, amounted to a liability of $1.1 million (C$1.1 million) as of January 26, 2008 and an asset of $699,000 (C$825,000) as of January 27, 2007. The valuation of the swap results in an adjustment to other comprehensive income of a similar amount. The average effective interest rate on the note, inclusive of the effect of hedging activity, was approximately 4.50% in fiscal 2008. We estimate that all $1.1 million (C$1.1 million) of losses related to this swap, deferred in accumulated other comprehensive income will be recognized in earnings over the next twelve months.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on firm U.S. dollar and Euro merchandise purchase commitments made by its foreign subsidiaries, T.K. Maxx (United Kingdom, Ireland and Germany) and Winners (Canada). These commitments are typically six months or less in duration. The contracts outstanding at January 26, 2008 covered certain commitments for the first quarter of fiscal 2009. TJX elected not to apply hedge accounting rules to these contracts. The change in the fair value of these contracts resulted in income of $6.6 million in fiscal 2008, income of $1.2 million in fiscal 2007 and expense of $2.5 million in fiscal 2006 and is included in current earnings as a component of cost of sales, including buying and occupancy costs. TJX also enters into forward foreign currency exchange contracts to obtain economic hedges on certain foreign intercompany payables, primarily license fees, for which we elect not to apply hedge accounting rules. There were no such contracts outstanding at January 26, 2008 and January 27, 2007 thus there was no change in fair value of these contracts and no impact to our statements of financial position. Any gain or loss on this type of contract is ultimately offset by a similar gain or loss on the underlying item being hedged.

TJX also enters into foreign currency forward and swap contracts in both Canadian dollars and British pound sterling and accounts for them as either a hedge of the net investment in and between its foreign subsidiaries or (until July 20, 2006 see below) as a cash flow hedge of certain long-term intercompany debt. We apply hedge accounting to these hedge contracts of our investment in foreign operations, and changes in fair value of these contracts, as well as gains and losses upon settlement, are recorded in accumulated other comprehensive income, offsetting changes in the cumulative foreign translation adjustments of our foreign divisions. The change in fair value of the contracts designated as a hedge of our investment in foreign operations resulted in a loss of $15.8 million, net of income taxes, in fiscal 2008, a loss of $5.6 million, net of income taxes, in fiscal 2007, and a gain of $15.0 million, net of income taxes, in fiscal 2006. The change in the cumulative foreign currency translation adjustment resulted in a gain of $21.0 million, net of income taxes, in fiscal 2008, a gain of $20.4 million, net of income taxes, in fiscal 2007, and a loss of $32.6 million, net of income taxes, in fiscal 2006. Amounts included in other comprehensive income relating to cash flow hedges are reclassified to earnings as the underlying exposure on the debt impacts earnings. The net loss recognized in fiscal 2008 related to cash flow contracts was $1.1 million, net of income taxes. The net loss recognized in fiscal 2007 related to cash flow contracts was $5.0 million, net of income taxes. This amount was offset by a non-taxable gain of $4.6 million, related to the underlying exposure. The net loss recognized in fiscal 2006 related to cash flow contracts was $13.8 million, net of income taxes. This amount was offset by a non-taxable gain of $22.5 million, related to the underlying exposure. On July 20, 2006 TJX determined that the C$355 million intercompany loan, due from Winners to TJX, would not be payable in the foreseeable future due to the capital and cash flow needs of Winners. As a result, the intercompany loan and the related currency swap were re-designated as a net investment in a foreign operation. Accordingly, foreign currency gains or losses on the intercompany loan and gains or losses on the related currency swap from re-designation date forward, to the extent effective, are recorded in other comprehensive income. The ineffective portion of the currency swap resulted in a pre-tax charge to the income statement of $9.1 million and $2.9 million in fiscal 2008 and fiscal 2007, respectively.

TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in the statements of income and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in the statement of income. The net impact on the income statement of hedging activity related to these intercompany payables was income of $2.5 million in fiscal 2008, and immaterial amounts in both fiscal 2007 and fiscal 2006.

The value of foreign currency exchange contracts relating to inventory commitments is reported in current earnings as a component of cost of sales, including buying and occupancy costs. The income statement impact of all other derivative contracts and underlying exposures is reported as a component of selling, general and administrative expenses.

Following is a summary of TJX’s derivative financial instruments and related fair values, outstanding at January 26, 2008:

					Blended	Fair Value Asset
Currency amounts in thousands	Pay		Receive		Contract Rate	(Liability)

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000		LIBOR + 4.17%		7.45%	N/A	US$	300
Interest rate swap fixed to floating on notional of $50,000		LIBOR + 3.42%		7.45%	N/A	US$	1,052
Cash flow hedge:
Interest rate swap floating to fixed on notional of C$235,000		4.136%		CAD BA %	N/A	US$	(1,086)
Net investment hedges:
Net investment in and between foreign operations	C$	732,711	US$	593,073	0.8094	US$	(143,694)
		£201,000	C$	443,429	2.2061	US$	45,711
Hedge accounting not elected:
Merchandise purchase commitments	C$	170,757	US$	175,100	1.0254	US$	5,873
	C$	2,771		€1,861	0.6716	US$	(15)
		£18,044	US$	35,900	1.9896	US$	213
		£29,026		€39,400	1.3574	US$	382

						US$	(91,264)

The fair value of the derivatives is classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Following are the balance sheet classifications of the fair value of our derivatives:

	January 26,	January 27,
In thousands	2008	2007

Current assets	$53,094	$2,798
Non-current assets	-	16,688
Current liabilities	(1,267)	(3,382)
Non-current liabilities	(143,091)	(96,475)

Net fair value (liability)	$(91,264)	$(80,371)

TJX’s forward foreign currency exchange and swap contracts require TJX to make payments of certain foreign currencies or U.S. dollars for receipt of Canadian dollars, U.S. dollars or Euros. All of these contracts, except the contracts relating to our investment in our foreign operations, mature during fiscal 2009. The British pound sterling investment hedges mature during fiscal 2009 and the Canadian dollar investment hedge contracts and interest rate swap contracts have maturities from fiscal 2009 to fiscal 2010.

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

TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of our leases are store operating leases with a ten-year initial term and options to extend for one or more five-year periods. Certain Marshalls leases, acquired in fiscal 1996, had remaining terms ranging up to twenty-five years. Leases for T.K. Maxx are generally for fifteen to twenty-five years with ten-year kick-out options. Many of the leases contain escalation clauses and early termination penalties. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales which aggregated to approximately one-third of the total minimum rent for the fiscal year ended January 26, 2008 and January 27, 2007, respectively.

Following is a schedule of future minimum lease payments for continuing operations as of January 26, 2008:

	Capital	Operating
In thousands	Lease	Leases

Fiscal Year
2009	$3,726	$943,174
2010	3,726	898,667
2011	3,726	809,288
2012	3,897	708,300
2013	3,912	586,948
Later years	11,084	1,715,321

Total future minimum lease payments	30,071	$5,661,698

Less amount representing interest	7,689

Net present value of minimum capital lease payments	$22,382

The capital lease commitment relates to a 283,000-square-foot addition to TJX’s home office facility. Rental payments commenced June 1, 2001, and we recognized a capital lease asset and related obligation equal to the present value of the lease payments of $32.6 million.

Rental expense under operating leases for continuing operations amounted to $896.6 million, $837.6 million, and $774.9 million for fiscal 2008, 2007 and 2006, respectively. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $9.7 million, $9.0 million, and $7.1 million in fiscal 2008, 2007 and 2006, respectively; and sublease income was $2.9 million in fiscal 2008; and $3.0 million in fiscal 2007 and 2006. The total net present value of TJX’s minimum operating lease obligations approximates $4,404.6 million as of January 26, 2008.

TJX had outstanding letters of credit totaling $32.7 million as of January 26, 2008 and $43.8 million as of January 27, 2007. Letters of credit are issued by TJX primarily for the purchase of inventory.

G.	Stock Compensation Plans

In November 2005, we adopted SFAS No. 123(R) using the “modified retrospective” method. The total compensation cost related to stock based compensation was $37.0 million net of income taxes of $20.3 million in fiscal 2008, $45.1 million net of income taxes of $24.7 million in fiscal 2007, and $58.9 million net of income taxes of $32.3 million in fiscal 2006.

As of January 26, 2008, there was $73.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested in fiscal 2008 was $56.6 million.

TJX has a stock incentive plan under which options and other stock awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all stock compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, provides for the issuance of up to 145.3 million shares with 17.0 million shares available for future grants as of January 26, 2008. TJX issues shares from authorized but unissued common stock. On December 6, 2005, the Board of Directors of TJX determined that beginning in fiscal 2007, non-employee directors would no longer be awarded stock option grants under the Stock Incentive Plan, and the plan was amended to eliminate such awards.

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

For purposes of applying the provisions of SFAS No. 123(R), the fair value of each option granted during fiscal 2008, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended

	January 26,	January 27,	January 28,
	2008	2007	2006

Risk free interest rate	4.00%	4.75%	3.91%
Dividend yield	1.2%	1.1%	1.0%
Expected volatility factor	31.0%	32.0%	33.0%
Expected option life in years	4.5	4.5	4.5
Weighted average fair value of options issued	$8.38	$8.35	$6.60

Expected volatility is based on a combination of implied volatility from traded options on our stock, and historical volatility during a term approximating the expected term of the option granted. We use historical data to estimate option exercise, employee termination behavior and dividend yield within the valuation model. Separate employee groups and option characteristics are considered separately for valuation purposes when applicable. No such distinctions existed in fiscal 2008 or 2007. See discussion regarding non-employee directors’ option awards eliminated in fiscal 2007 above. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical exercise trends. The risk free rate is for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock Options Pursuant to the Stock Incentive Plan: A summary of the status of TJX’s stock options and related Weighted Average Exercise Prices (“WAEP”) is presented below (shares in thousands):

	Fiscal Year Ended

	January 26, 2008		January 27, 2007		January 28, 2006
	Options	WAEP	Options	WAEP	Options	WAEP

Outstanding at beginning of year	37,854	$20.50	47,902	$18.97	48,558	$18.44
Granted	5,716	29.23	5,788	27.03	7,003	21.44
Exercised and repurchased	(7,473)	18.84	(14,524)	17.92	(6,010)	17.04
Forfeitures	(944)	24.25	(1,312)	21.93	(1,649)	20.97

Outstanding at end of year	35,153	$22.17	37,854	$20.50	47,902	$18.97

Options exercisable at end of year	24,243	$19.88	24,848	$18.69	30,457	$17.61

Included in the exercised and repurchased amount in the table above are approximately 341,000 options repurchased from optionees by the Company during fiscal 2008. The total intrinsic value of options exercised was $79.7 million in fiscal 2008, $131.6 million in fiscal 2007 and $37.5 million in fiscal 2006.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at January 26, 2008. Options outstanding expected to vest represents total unvested options of 10.9 million adjusted for anticipated forfeitures.

			Weighted
			Average	Weighted
		Aggregate	Remaining	Average
Amounts in thousands		Intrinsic	Contract	Exercise
except years and per share amounts	Shares	Value	Life	Price

Options outstanding expected to vest	10,139	$31,002	9.0 years	$27.16
Options exercisable	24,243	$250,589	5.5 years	$19.88

Total outstanding options vested and expected to vest	34,382	$281,591	6.5 years	$22.03

Restricted Stock and Other Awards Pursuant to the Stock Incentive Plan: TJX has also issued restricted stock and performance-based restricted stock awards under the Stock Incentive Plan. Restricted stock awards are issued at no cost to the recipient of the award, and have service restrictions that generally lapse over three to four years from date of grant. Performance-based shares are also issued at no cost to the recipient of the award and have restrictions that generally lapse over one to four years when and if specified performance criteria are met. The grant date fair value of the award is charged to income ratably over the period during which these awards vest. The fair value of the awards is determined at date of grant and assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

A combined total of 200,341 shares, 236,000 shares and 377,000 shares for restricted and performance-based awards were issued in fiscal 2008, 2007 and 2006, respectively. 59,814 shares were forfeited during fiscal 2008, 7,125 shares were forfeited during fiscal 2007 and 18,750 shares were forfeited during fiscal 2006. The weighted average market value per share of these stock awards at grant date was $24.90 for fiscal 2008, $27.16 for fiscal 2007 and $21.14 for fiscal 2006.

A summary of the status of our nonvested restricted stock and changes during fiscal 2008 is presented below (shares in thousands):

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value

Nonvested at beginning of year	612	$23.64
Granted	200	28.04
Vested	(159)	24.29
Forfeited	(60)	24.9

Nonvested at end of year	593	$24.82

The fair value of restricted stock vested was $3.9 million in fiscal 2008, $4.9 million in fiscal 2007 and $11.9 million in fiscal 2006.

In November 2005, we issued a market based deferred share award to our acting chief executive officer which was indexed to our stock price for the sixty-day period beginning February 22, 2007 (“measurement period”) whereby the executive could earn up to 94,000 shares of TJX stock. The weighted average grant date fair value of this award was $9.90 per share. In June 2007, 58,750 shares were issued under this award. In September 2007, this officer received a special award of 25,000 shares of common stock.

TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. The outside directors are awarded two annual deferred share awards, each representing shares of TJX common stock valued at $50,000. One award vests immediately and is payable with accumulated dividends in stock at the earlier of separation from service as a director or change of control. The second award vests based on service as a director until the annual meeting next following the award and is payable with accumulated dividends in stock at vesting date, unless an irrevocable advance election is made whereby it is payable at the same time as the first award. As of the end of fiscal 2008, a total of 117,336 deferred shares had been awarded under the plan. Actual shares will be issued at termination of service or a change of control.

H.	Capital Stock and Earnings Per Share

Capital Stock: In August 2007, we completed a $1 billion stock repurchase program begun in fiscal 2006 and initiated another multi-year $1 billion stock repurchase program that had been approved in January 2007. We repurchased and retired 33.3 million shares of our common stock at a cost of $950.2 million during fiscal 2008. TJX reflects stock repurchases in its financial statements on a “settlement” basis. We had cash expenditures under our repurchase programs of $940.2 million, $557.2 million and $603.7 million in fiscal 2008, 2007 and 2006, respectively, funded primarily by cash generated from operations. The total common shares repurchased amounted to 33.0 million shares in fiscal 2008, 22.0 million shares in fiscal 2007 and 25.9 million shares in fiscal 2006. As of January 26, 2008, we had repurchased 17.8 million shares of our common stock at a cost of $514.0 million under the current $1 billion stock repurchase program. All shares repurchased under our stock repurchase programs have been retired. In February 2008, our Board of Directors approved a new $1 billion stock repurchase program which was in addition to the $486.0 million remaining under our existing $1 billion authorization at January 26, 2008.

TJX temporarily suspended buyback activity from the discovery of the Computer Intrusion (December 2006) until adoption of a Rule 10b5-1 plan at the end of the first quarter of fiscal 2008.

TJX has authorization to issue up to 5 million shares of preferred stock, par value $1. There was no preferred stock issued or outstanding at January 26, 2008.

Earnings Per Share:

The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

Amounts in thousands	January 26,	January 27,	January 28,
except per share amounts	2008	2007	2006

Basic earnings per share:
Income from continuing operations	$771,750	$776,756	$689,834

Weighted average common stock outstanding for basic earnings per share calculation	443,050	454,044	466,537
Basic earnings per share	$1.74	$1.71	$1.48

Diluted earnings per share:
Income from continuing operations	$771,750	$776,756	$689,834
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	4,716	4,623	4,532

Income from continuing operations used for diluted earnings per share calculation	$776,466	$781,379	$694,366

Weighted average common stock outstanding for basic earnings per share calculation	443,050	454,044	466,537
Assumed conversion/exercise of:
Convertible subordinated notes	16,905	16,905	16,905
Stock options and awards	8,091	9,096	8,058

Weighted average common stock outstanding for diluted earnings per share calculation	468,046	480,045	491,500

Diluted earnings per share	$1.66	$1.63	$1.41

The weighted average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options, the exercise price of which is in excess of the related fiscal year’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 5.7 million, 5.7 million and 190,800 such options excluded as of January 26, 2008, January 27, 2007 and January 28, 2006, respectively.

I.	Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended

	January 26,	January 27,	January 28,
In thousands	2008	2007	2006

Current:
Federal	$373,340	$323,821	$317,404
State	94,544	57,055	41,962
Foreign	87,260	60,149	47,582

Deferred:
Federal	(67,636)	27,373	(84,771)
State	(16,499)	13	(420)
Foreign	(70)	1,681	(3,222)

Provision for income taxes	$470,939	$470,092	$318,535

TJX had net deferred tax assets as follows:

	Fiscal Year Ended

	January 26,	January 27,
In thousands	2008	2007

Deferred tax assets:
Foreign tax credit carryforward	$12,409	$5,493
Reserve for discontinued operations	20,264	24,078
Pension, stock compensation, postretirement and employee benefits	189,619	164,463
Leases	39,373	38,539
Foreign currency hedges	36,654	23,041
Computer Intrusion reserve	46,531	-
Other	85,199	43,115

Total deferred tax assets	$430,049	$298,729

Deferred tax liabilities:
Property, plant and equipment	$139,396	$151,632
Safe harbor leases	7,548	8,718
Tradename	40,761	41,101
Undistributed foreign earnings	77,198	42,199
Other	44,584	40,779

Total deferred tax liabilities	309,487	284,429

Net deferred tax asset	$120,562	$14,300

The fiscal 2008 total net deferred tax asset is presented on the balance sheet as a current asset of $163.5 million and a non-current liability of $42.9 million. For fiscal 2007, the net deferred tax asset is presented on the balance sheet as a current asset of $35.8 million and a non-current liability of $21.5 million. TJX has provided for deferred U.S. taxes on all undistributed earnings from its Canadian subsidiary through January 26, 2008. TJX changed its assertion during fiscal 2008 regarding the undistributed earnings of its Marshalls Puerto Rico subsidiary. The earnings of this subsidiary are no longer considered indefinitely reinvested. As a result, the Company recognized a $5.5 million tax benefit after providing for deferred U.S. taxes for this subsidiary. All earnings of TJX’s other foreign subsidiaries are indefinitely reinvested and no deferred taxes have been provided on those earnings. The net deferred tax asset summarized above includes deferred taxes relating to temporary differences at our foreign operations and amounted to a $26.7 million net liability as of January 26, 2008 and a $26.6 million net liability as of January 27, 2007.

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

TJX’s HomeGoods subsidiary has a Puerto Rico net operating loss carryforward of approximately $1.1 million that may be applied against future taxable income of its HomeGoods operations in Puerto Rico. The future tax benefit of this loss carryforward, which expires in fiscal 2014, has not been recognized. In fiscal 2006, TJX utilized a United Kingdom net operating loss carryforward of approximately $2.4 million. There have been no United Kingdom net operating losses for periods subsequent to January 28, 2006. TJX’s German subsidiary, which is treated as a branch for U.S. tax purposes, incurred a net operating loss of $14.4 million for tax and financial reporting purposes during fiscal 2008. The loss was fully utilized to reduce the Company’s current U.S. taxable income. Any future utilization of the loss in Germany will result in a corresponding amount of taxable income for U.S. tax purposes. TJX’s worldwide effective income tax rate was 37.9% for fiscal 2008, 37.7%

for fiscal 2007 and 31.6% for fiscal 2006. The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended

	January 26,	January 27,	January 28,
	2008	2007	2006

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	4.1	4.0	3.9
Impact of foreign operations	(0.6)	(0.4)	0.5
Impact of repatriation of foreign earnings	(0.4)	-	(4.7)
Impact of tax free currency gains on intercompany loans, including correction of deferred tax liability	(0.1)	(0.2)	(2.1)
All other	(0.1)	(0.7)	(1.0)

Worldwide effective income tax rate	37.9%	37.7%	31.6%

TJX adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), in the first quarter of fiscal 2008. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial statement purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the implementation, the Company recognized a charge of approximately $27.2 million to its retained earnings balance at the beginning of fiscal 2008. The Company had unrecognized tax benefits of $140.7 million as of January 26, 2008 and $124.4 million as of January 28, 2007.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

Balance at date of implementation	$188,671
Additions for uncertain tax positions taken in current year	30,811
Additions for uncertain tax positions taken in prior years	52,328
Reductions for uncertain tax positions taken in prior years	(36,474)
Reductions resulting from lapse of statute of limitation	(307)
Settlements with tax authorities	(2,170)

Balance at January 26, 2008	$232,859

Included in the gross amount of unrecognized tax benefits are items that will not impact future effective tax rates upon recognition. These items amount to $67.8 million as of January 26, 2008 and $28.2 million as of January 28, 2007.

The Company is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

The Company’s continuing accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $16.2 million for the year ended January 26, 2008. The accrued amounts for interest and penalties are $52.5 million as of January 26, 2008 and $36.3 million as of January 28, 2007.

Based on the outcome of tax examinations, judicial proceedings or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as January 26, 2008. However, based on the status of current audits and the protocol of finalizing audits, which may include formal legal proceedings, it is not possible to estimate the impact of such changes, if any, to previously recorded uncertain tax positions.

J.	Pension Plans and Other Retirement Benefits

Pension: TJX has a funded defined benefit retirement plan covering the majority of its full-time U.S. employees. Employees who have attained twenty-one years of age and have completed one year of service are covered under the plan. No employee contributions are required and benefits are based on compensation earned in each year of service. New employees after February 1, 2006 do not participate in this plan but are eligible to receive enhanced employer contributions to their 401(k) plans. This plan amendment did not have a material impact on fiscal 2008 or fiscal 2007 pension expense, but is expected to reduce net periodic pension costs in subsequent years due to a reduction in participants. Our funded defined benefit retirement plan assets are invested in domestic and international equity and fixed income securities, both directly and through investment funds. The plan does not invest in the securities of TJX. We also have an unfunded supplemental retirement plan which covers key employees and provides for certain employees additional retirement benefits based on average compensation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date (the measurement provisions); and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. The recognition of the funded status of plans on the balance sheet was required for our fiscal year ended January 27, 2007. The adjustment to accumulated other comprehensive income of initially applying the recognition provisions of SFAS No. 158 for our pension and postretirement plans was a reduction, net of taxes, of $5.6 million in fiscal 2007. The impact of adopting SFAS No. 158 on individual line items of the balance sheet as of January 27, 2007 is summarized below:

	Before		After
	application of		application of
In thousands	SFAS No. 158	Adjustments	SFAS No. 158

Other assets (Funded prepaid pension)	$27,573	$(27,573)	$-
Total assets	6,113,273	(27,573)	6,085,700

Other long-term liabilities (Unfunded pension and postretirement medical liability)	$79,812	$(18,304)	$61,508

Non-current deferred income taxes, net	25,233	(3,708)	21,525
Total liabilities	3,817,591	(22,012)	3,795,579

Accumulated other comprehensive income (loss)	$(28,428)	$(5,561)	$(33,989)
Total shareholders’ equity	2,295,682	(5,561)	2,290,121

TJX deferred the implementation of the measurement provisions of SFAS No. 158 until fiscal 2008. The impact of adopting the measurement provisions was to increase our post retirement liabilities by $2.7 million and an adjustment to retained earnings of $1.6 million, net of income taxes of $1.1 million, which represents the net benefit cost from January 1, 2007 to January 27, 2007. The valuation date for both plans in fiscal 2007 was as of December 31, 2006.

Presented below is financial information relating to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the fiscal years indicated:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended

	January 26,	January 27,	January 26,	January 27,
In thousands	2008	2007	2008	2007

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$417,436	$407,235	$53,109	$55,870
Effect of change in measurement date	4,395	-	152	-
Service cost	34,704	37,528	992	1,043
Interest cost	24,632	21,982	2,867	2,929
Actuarial (gains) losses	(21,673)	(38,471)	(3,420)	408
Settlements	-	-	-	(6,131)
Special termination benefits	-	664	168	247
Benefits paid	(9,586)	(9,565)	(2,280)	(1,257)
Expenses paid	(2,224)	(1,937)	-	-

Projected benefit obligation at end of year	$447,684	$417,436	$51,588	$53,109

Accumulated benefit obligation at end of year	$408,437	$376,235	$46,023	$41,298

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended

	January 26,	January 27,	January 26,	January 27,
In thousands	2008	2007	2008	2007

Change in plan assets:
Fair value of plan assets at beginning of year	$410,318	$373,047	$-	$-
Effect of change in measurement date	1,840	-	(175)	-
Actual return on plan assets	11,068	48,773	-	-
Employer contribution	25,000	-	2,455	7,388
Benefits paid	(9,586)	(9,565)	(2,280)	(7,388)
Expenses paid	(2,224)	(1,937)	-	-

Fair value of plan assets at end of year	$436,416	$410,318	$-	$-

Reconciliation of funded status:
Projected benefit obligation at end of year	$447,684	$417,436	$51,588	$53,109
Fair value of plan assets at end of year	436,416	410,318	-	-

Funded status — excess obligation	11,268	7,118	51,588	53,109
Employer contributions after measurement date, and on or before fiscal year end	-	-	-	(175)
Unrecognized prior service (cost)	-	-	-	-
Unrecognized actuarial (losses)	-	-	-	-

Net liability recognized on consolidated balance sheets	$11,268	$7,118	$51,588	$52,934

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$59	$121	$342	$477
Accumulated actuarial losses	34,088	34,570	7,976	12,290

Amounts included in accumulated other comprehensive income (loss)	$34,147	$34,691	$8,318	$12,767

The consolidated balance sheet as of January 26, 2008 reflects the funded status of the plans after initial adoption of SFAS No. 158 whereby unrecognized prior service cost and actuarial gains and losses are recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $62.9 million at January 26, 2008 is reflected on the balance sheet as a current liability of $2.7 million and a long term liability of $60.2 million.

As of January 27, 2007, the combined net accrued liability of $60.1 million at January 27, 2007 is reflected on the balance sheet as a current liability of $3.4 million and a long term liability of $56.7 million.

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2009 is $57,468 for the funded plan and $124,652 for the unfunded plan. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2009 is $568,533 for the unfunded plan. None of the net actuarial loss will be amortized for the funded plan in fiscal 2009. Weighted average assumptions for measurement purposes for determining the obligation at measurement date:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended

	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007

Discount rate	6.50%	6.00%	6.25%	5.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

We select the assumed discount rate using the Citigroup Pension Liability Index.

We made aggregate cash contributions of $27.5 million, $7.4 million and $42.0 million for fiscal 2008, 2007 and 2006, respectively, to the defined benefit retirement plan and to fund current benefit and expense payments under the unfunded supplemental retirement plan. The cash contribution in fiscal 2007 was solely to fund current benefit and expense payments under the unfunded supplemental retirement plan. Our funding policy for our funded plan is to fund any required contribution to the plan at the full funding limitation and generally to fund contributions in excess of any required contribution so as to fully fund the accumulated benefit obligation to the extent such contribution is allowed for tax purposes. As a result of voluntary funding contributions made in fiscal 2006 and prior years, there was no required funding in fiscal 2007 or fiscal 2008. As a result of the additional voluntary funding in fiscal 2008 we do not anticipate any required funding in fiscal 2009 for the defined benefit retirement plan. We anticipate making contributions of $2.7 million to fund current benefit and expense payments under the unfunded supplemental retirement plan in fiscal 2009. The following is a summary of our target allocation for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation for
		Fiscal Year Ended
	Target	January 26,	January 27,
	Allocation	2008	2007

Equity securities	60%	53%	62%
Fixed income	40%	40%	37%
All other — primarily cash	-	7%	1%

We employ a total return investment approach whereby a mix of equities and fixed income investments is used to seek to maximize the long-term return on plan assets with a prudent level of risk. Risk tolerance is established through consideration of plan liabilities, funded plan status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as stocks of companies with small and large capitalizations. Both actively managed and passively invested portfolios may be utilized for U.S. equity investments. Other assets such as real estate funds, private equity funds, and hedge funds are currently used for their diversification and return enhancing characteristics. Derivatives may be used to reduce market exposure; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. We hold certain investments in the plan which do not have a readily determinable market value, fair market value of these investments is based on amounts obtained from investment managers and we believe these are a reasonable estimate. Investments, in general, are exposed to various risks, such as interest rate, credit and overall market volatility. As such, it is reasonably possible that changes in the values of investments will occur in the near term and such changes could affect the amounts reported. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

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

Following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to our pension plans:

	Funded Plan			Unfunded Plan
	Fiscal Year Ended			Fiscal Year Ended

	January 26,	January 27,	January 28,	January 26,	January 27,	January 28,
Dollars in thousands	2008	2007	2006	2008	2007	2006

Net Periodic Pension Cost:
Service cost	$34,704	$37,528	$33,616	$992	$1,043	$1,015
Interest cost	24,632	21,982	19,756	2,867	2,929	2,883
Expected return on plan assets	(32,259)	(29,395)	(25,474)	-	-	-
Amortization of transition obligation	-	-	-	-	-	75
Settlement cost	-	-	-	168	1,421	-
Amortization of prior service costs	57	57	57	125	124	355
Recognized actuarial losses	-	5,656	6,405	789	1,686	3,249

Net periodic pension cost	$27,134	$35,828	$34,360	$4,941	$7,203	$7,577

Other Changes in Plan Assets and Benefit
Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$(482)	$40,226	$-	$(3,420)	$13,976	$-
Prior service cost (credit)	-	178	-	-	602	-
Amortization of recognized loss	-	(5,656)	-	(893)	(1,686)	-
Amortization of prior service cost	(62)	(57)	-	(135)	(125)	-

Total recognized in other comprehensive income	$(544)	$34,691	$-	$(4,448)	$12,767	$-

Total recognized in net periodic benefit cost and other comprehensive income	$26,590	$70,519	$34,360	$493	$19,970	$7,577

Weighted average assumptions for expense purposes:
Discount rate	6.00%	5.50%	5.75%	5.75%	5.50%	5.50%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

Included in the net periodic pension cost of the unfunded plan TJX incurred special termination benefits of $168,000 in fiscal 2008 and $1.4 million in fiscal 2007.

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

Following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Funded Plan	Unfunded Plan
In thousands	Expected Benefit Payments	Expected Benefit Payments

Fiscal Year
2009	$12,848	$2,722
2010	14,365	7,469
2011	16,019	3,062
2012	17,857	3,088
2013	20,351	2,682
2014 through 2018	145,370	20,040

TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees. As of December 31, 2007 and 2006, assets under the plan totaled $688.3 million and $633.8 million, respectively, and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay, subject to limitation. TJX matches employee contributions, up to 5% of eligible pay, at rates ranging from 25% to 50%, based upon the Company’s performance. Employees hired after February 1, 2006 are eligible for participation in the plan with an enhanced matching formula beginning five years after hire date. TJX contributed $10.2 million in fiscal 2008, $11.4 million in fiscal 2007 and $7.9 million in fiscal 2006 to the 401(k) plan. Employees cannot invest their contributions in the TJX stock fund option in the 401(k) plan, and may elect to invest up to only 50% of the Company’s contribution in the TJX stock fund. The TJX stock fund has no other trading restrictions. The TJX stock fund represents 3.5%, 3.8% and 3.5% of plan investments at December 31, 2007, 2006 and 2005, respectively.

TJX also has a nonqualified savings plan for certain U.S. employees. TJX matches employee contributions at various rates which amounted to $1.2 million in fiscal 2008, $1.2 million in fiscal 2007, and $313,000 in fiscal 2006. TJX transfers employee withholdings and the related company match to a separate trust designated to fund the future obligations. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

In addition to the plans described above, we also maintain retirement/deferred savings plans for all eligible associates at our foreign subsidiaries. We contributed $4.1 million, $3.6 million and $3.0 million for these plans in fiscal 2008, 2007 and 2006, respectively.

Postretirement Medical: TJX has an unfunded postretirement medical plan that provides limited postretirement medical and life insurance benefits to employees who participate in its retirement plan and who retire at age 55 or older with ten or more years of service. During the fourth quarter of fiscal 2006, TJX eliminated this benefit for all active associates and modified the benefit to current retirees enrolled in the plan. The plan amendment replaces the previous medical benefits with a defined amount (up to $35.00 per month) that approximates the retirees cost of enrollment in the Medicare Plan.

Effective January 1, 2007, we elected to change the measurement date used to determine the Net Periodic Benefit Cost for fiscal 2008 from January 1, 2007 to January 27, 2007 as required under SFAS 158. Under the Alternative Method, we recorded an adjustment to retained earnings in the first quarter of fiscal 2008 pursuant to this change. The valuation date for the unfunded postretirement medical plan obligation for fiscal 2007 is as of December 31, 2006.

Presented below is certain financial information relating to the unfunded postretirement medical plan for the fiscal years indicated:

	Postretirement Medical
	Fiscal Year Ended
	January 26,	January 27,
In thousands	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$1,462	$2,783
Service cost	-	-
Interest cost	74	80
Participants’ contributions	-	-
Amendments	-	-
Actuarial (gain) loss	55	(884)
Curtailment	-	-
Benefits paid	(271)	(517)

Benefit obligation at end of year	$1,320	$1,462

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Effect of change in measurement date	(6)	-
Employer contribution	277	517
Participants’ contributions	-	-
Benefits paid	(271)	(517)

Fair value of plan assets at end of year	$-	$-

	Postretirement Medical
	Fiscal Year Ended
	January 26,	January 27,
Dollars in thousands	2008	2007

Reconciliation of funded status:
Benefit obligation at end of year	$1,320	$1,462
Fair value of plan assets at end of year	-	-

Funded status — excess obligations	1,320	1,462
Employer contributions after measurement date, and on or before fiscal year end	-	(6)
Unrecognized prior service cost (credit)	-	-
Unrecognized actuarial losses	-	-

Net accrued liability recognized on consolidated balance sheets	$1,320	$1,456

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost (credit)	$(39,002)	$(43,084)
Accumulated actuarial losses	4,580	4,895

Amounts included in other comprehensive income (loss)	$(34,422)	$(38,189)

Weighted average assumptions for measurement purposes for determining the obligation at measurement date:
Discount rate	5.75%	5.50%

The prior service cost credit is a result of the amendment to plan benefits in fiscal 2006 and resulted in a negative plan amendment which is being amortized into income over the average remaining life of the active plan participants. The estimated prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in fiscal 2009 is $3.8 million. The net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2009 is $308,000.

As of January 26, 2008, the net accrued liability of the postretirement medical plan is reflected on the consolidated balance sheets as a non-current liability of $1.1 million and a current liability of approximately $204,000. As of January 27, 2007, the net accrued liability of the postretirement medical plan is reflected on the consolidated balance sheets as a non-current liability of $1.3 million and a current liability of approximately $205,000.

Following are components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income related to our Postretirement Medical plan:

	Postretirement Medical
	Fiscal Year Ended
	January 26,	January 27,	January 28,
Dollars in thousands	2008	2007	2006

Net Periodic Pension Cost:
Service cost	$-	$-	$3,780
Interest cost	74	80	2,142
Amortization of prior service cost (credit)	(3,768)	(3,768)	(946)
Recognized actuarial losses	343	338	300

Net periodic benefit cost (income)	$(3,351)	$(3,350)	$5,276

Other Changes in Plan Assets and Benefit:
Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$56	$5,257	$-
Prior service cost (credit)	-	(46,876)	-
Amortization of recognized loss	(370)	(338)	-
Amortization of prior service cost	4,082	3,768	-

Total recognized in other comprehensive Income	$3,768	$(38,189)	$-

Total recognized in net periodic benefit cost and other comprehensive income	$417	$(41,539)	$5,276

Weighted average assumptions for expense purposes:
Discount rate	5.50%	5.25%	5.50%

We anticipate making contributions to the postretirement medical plan of $204,000 in fiscal 2009.

Following is a schedule of the benefits expected to be paid under the unfunded postretirement medical plan in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

Expected Benefit
In thousands	Payments

Fiscal Year
2009	$204
2010	183
2011	163
2012	146
2013	136
2014 through 2018	528

K.	Accrued Expenses and Other Liabilities, Current and Long-Term

The major components of accrued expenses and other current liabilities are as follows:

	January 26,	January 27,
In thousands	2008	2007

Employee compensation and benefits, current	$335,180	$307,986
Computer Intrusion	117,266	-
Rent, utilities and occupancy, including real estate taxes	158,870	138,293
Merchandise credits and gift certificates	141,528	128,781
Insurance	48,954	51,407
Sales tax collections and V.A.T. taxes	117,585	116,092
All other current liabilities	294,604	266,215

Accrued expenses and other current liabilities	$1,213,987	$1,008,774

All other current liabilities include accruals for advertising, property additions, dividends, freight, reserve for sales returns, and other items, each of which are individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	January 26,	January 27,
In thousands	2008	2007

Employee compensation and benefits, long-term	$125,421	$119,978
Reserve related to discontinued operations	46,076	57,677
Accrued rent	150,530	141,993
Landlord allowances	58,797	53,151
Fair value of derivatives	143,091	96,475
Tax reserve, long-term	269,157	97,448
Long-term liabilities — other	18,261	16,325

Other long-term liabilities	$811,333	$583,047

L.	Discontinued Operations Reserve and Related Contingent Liabilities

We have a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with our 34 discontinued A.J. Wright stores (see Note C) as well as leases of former TJX businesses. The balance in the reserve and the activity for the last three fiscal years is presented below:

	Fiscal Year Ended
	January 26,	January 27,	January 28,
In thousands	2008	2007	2006

Balance at beginning of year	$57,677	$14,981	$12,365
Additions to the reserve charged to net income:
A.J. Wright store closings	-	61,968	-
Lease related obligations	-	1,555	8,509
Interest accretion	1,820	400	400
Charges against the reserve:
Lease related obligations	(11,214)	(1,696)	(6,111)
Fixed asset write-offs	-	(18,732)	-
Termination benefits and all other	(2,207)	(799)	(182)

Balance at end of year	$46,076	$57,677	$14,981

The exit costs related to our 34 discontinued A.J. Wright stores (see Note C) resulted in an addition to the reserve of $62 million in fiscal 2007. The other additions to the reserve for lease related obligations in fiscal 2007 and fiscal 2006 were the result of periodic adjustments to our estimated lease obligations of our former businesses and were offset by income from creditor recoveries of a similar amount. The lease related charges against the reserve during fiscal 2007 and fiscal 2006 relate primarily to our former businesses. The fixed asset write-offs and other charges against the reserve for fiscal 2007 and all of the charges against the reserve in fiscal 2008, relate primarily to the 34 A.J. Wright closed stores.

Approximately $32 million of the reserve balance at fiscal 2008 year end and $43 million of the reserve balance at fiscal 2007 year end relates to the A.J. Wright store closings, primarily our estimation of lease costs, net of estimated subtenant income. The remainder of the reserve reflects our estimation of the cost of claims, updated quarterly, that have been, or we believe are likely to be, made against TJX for liability as an original lessee or guarantor of the leases of former businesses, after mitigation of the number and cost of lease obligations. At January 26, 2008, substantially all the leases of the former businesses that were rejected in bankruptcy and for which the landlords asserted liability against TJX had been resolved. The actual net cost of A.J. Wright lease obligations may differ from our initial estimate. Although TJX’s actual costs with respect to the lease obligations of former businesses may exceed amounts estimated in our reserve, and TJX may incur costs for leases from these former businesses that were not terminated or had not expired, TJX does not expect to incur any material costs related to these discontinued operations in excess of the amounts estimated. We estimate that the majority of the discontinued operations reserve will be paid in the next three to five years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

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

We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations, not reflected in our reserves, of leases of closed stores of continuing operations, BJ’s Wholesale Club leases discussed in Note L to the consolidated financial statements and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, is approximately $105 million as of

January 26, 2008. We believe that most or all of these contingent obligations will not revert to TJX and, to the extent they do, will be resolved for substantially less due to mitigating factors.

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

TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
	January 26,	January 27,	January 28,
In thousands	2008	2007	2006

Cash paid for:
Interest on debt	$31,190	$31,489	$30,499
Income taxes	463,835	510,274	365,902
Changes in accrued expenses due to:
Stock repurchase	$-	$-	$(3,737)
Dividends payable	6,710	4,097	6,027
Property additions	23,557	(6,149)	(3,836)

There were no non-cash financing or investing activities during fiscal 2008, 2007 or 2006.

O.	Segment Information

The T.J. Maxx and Marshalls store chains are managed on a combined basis and are reported as the Marmaxx segment. The Winners and HomeSense chains are also managed on a combined basis and operate stores exclusively in Canada. T.K. Maxx operates stores in the United Kingdom, Ireland and Germany. For fiscal 2008, Winners, HomeSense and T.K. Maxx accounted for 23% of TJX’s net sales, 23% of segment profit and 23% of all consolidated assets. All of our other chains operate stores exclusively in the United States with the exception of 14 stores operated in Puerto Rico by Marshalls which include 6 HomeGoods locations in a “Marshalls Mega Store” format. All of our stores, with the exception of HomeGoods, HomeSense and Bob’s Stores sell apparel for the entire family, including footwear, jewelry and accessories and a limited offering of giftware and home fashions. The HomeGoods and HomeSense stores offer home fashions and home furnishings. Bob’s Stores is a value-oriented retailer of branded family apparel. By merchandise category, we derived approximately 63% of our sales from apparel (including footwear), 25% from home fashions and 12% from jewelry and accessories in fiscal 2008.

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

Presented below is selected financial information related to our business segments:

	Fiscal Year Ended
	January 26,	January 27,	January 28,
In thousands	2008	2007	2006

Net sales:
Marmaxx	$11,966,651	$11,531,785	$10,956,788
Winners and HomeSense	2,040,814	1,740,796	1,457,736
T.K. Maxx	2,216,218	1,864,502	1,517,116
HomeGoods	1,480,382	1,365,103	1,186,854
A.J. Wright(1)	632,661	601,827	548,969
Bob’s Stores	310,400	300,624	288,480

	$18,647,126	$17,404,637	$15,955,943

Segment profit (loss):
Marmaxx	$1,158,179	$1,079,275	$985,361
Winners and HomeSense	235,128	181,863	120,319
T.K. Maxx	127,218	109,305	69,206
HomeGoods	76,224	60,938	28,418
A.J. Wright(1)	(1,801)	(10,250)	(3,160)
Bob’s Stores(2)	(17,398)	(17,360)	(28,031)

	1,577,550	1,403,771	1,172,113
General corporate expense(3)	139,437	136,397	134,112
Computer Intrusion	197,022	4,960	-
Interest (income) expense, net	(1,598)	15,566	29,632

Income from continuing operations before provision for income taxes	$1,242,689	$1,246,848	$1,008,369

Identifiable assets:
Marmaxx	$3,407,240	$3,257,019	$3,046,811
Winners and HomeSense	659,004	483,505	522,311
T.K. Maxx	847,107	694,071	602,012
HomeGoods	435,605	377,692	346,812
A.J. Wright	204,808	193,619	223,118
Bob’s Stores(2)	87,291	99,459	105,041
Corporate(4)	958,879	980,335	650,200

	$6,599,934	$6,085,700	$5,496,305

Capital expenditures:
Marmaxx	$287,558	$221,158	$269,649
Winners and HomeSense	40,928	43,879	57,255
T.K. Maxx	127,646	72,656	104,304
HomeGoods	50,062	25,888	28,864
A.J. Wright	15,425	10,838	24,872
Bob’s Stores	5,368	3,592	11,004

	$526,987	$378,011	$495,948

Depreciation and amortization:
Marmaxx	$215,439	$201,504	$183,864
Winners and HomeSense	42,418	36,743	31,582
T.K. Maxx	56,163	56,909	42,895
HomeGoods	24,261	22,825	22,468
A.J. Wright(1)	15,296	18,400	17,275
Bob’s Stores	7,361	8,411	7,785
Corporate(5)	8,458	8,318	8,416

	$369,396	$353,110	$314,285

(1)	A.J. Wright’s net sales and segment profit (loss) for fiscal 2006 have been adjusted to reclassify the operating results of the 34 closed stores to discontinued operations. Identifiable assets and any balance sheet data in fiscal 2006 have not been adjusted and include activity for all A.J Wright stores.

(2)	Bob’s Stores segment profit (loss) for fiscal 2008 includes an impairment charge of $7.6 million. The impairment charge relates to certain long-lived assets and intangible assets at Bob’s Stores.

(3)	General corporate expense for fiscal 2007 includes pre-tax costs associated with a workforce reduction and other executive termination benefits ($5 million). General corporate expense for fiscal 2006 includes costs associated with executive resignation agreements ($9 million) and with exiting the e-commerce business of ($6 million).

(4)	Corporate identifiable assets consist primarily of cash, prepaid insurance, prepaid pension expense, a note receivable and the fair valuation of inventory-related foreign currency hedges.

(5)	Includes debt discount and debt expense amortization.

P.	Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly consolidated financial data for fiscal 2008 and 2007 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis. The first three quarters of fiscal 2007 have been adjusted to reclassify to discontinued operations the operating results of the 34 closed A.J. Wright stores (see Note C). The following presents our quarterly data as reported and as adjusted for discontinued operations.

In thousands	First	Second	Third	Fourth
except per share amounts	Quarter	Quarter	Quarter	Quarter(3)

Fiscal Year Ended January 26, 2008
Net sales	$4,108,081	$4,313,298	$4,737,491	$5,488,256
Gross earnings(1)	990,866	1,035,601	1,195,993	1,342,218
Income from continuing operations(2)	162,108	59,032	249,461	301,149
Net income(2)	162,108	59,032	249,461	301,149
Income from continuing operations
Basic earnings per share	0.36	0.13	0.57	0.70
Diluted earnings per share	0.34	0.13	0.54	0.66
Net income
Basic earnings per share	0.36	0.13	0.57	0.70
Diluted earnings per share	0.34	0.13	0.54	0.66
Fiscal Year Ended January 27, 2007
Net sales	$3,871,256	$3,963,659	$4,472,943	$5,096,779
Gross earnings(1)	948,407	929,336	1,138,858	1,174,333
Income from continuing operations	163,862	138,824	230,819	243,251
Net income	163,809	138,156	230,612	205,462
Income from continuing operations
Basic earnings per share	0.36	0.31	0.51	0.54
Diluted earnings per share	0.34	0.29	0.48	0.51
Net income
Basic earnings per share	0.36	0.31	0.51	0.45
Diluted earnings per share	0.34	0.29	0.48	0.43

(1)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.

(2)	The following table summarizes the quarterly net of tax amounts charged to net income relating to costs incurred in connection with the Computer Intrusion. See Note B to the consolidated financial statements.

	Fiscal 2008		Fiscal 2007

In millions	Charge (benefit)	Amount per	Charge (benefit)	Amount per
except per share amounts	to net income	share	to net income	share

Quarter
First	$12	$0.03	$-	$-
Second	118	0.25	-	-
Third	-	-	-	-
Fourth	(11)	(0.02)	3	0.01

Full Year	$119	$0.25	$3	$-

(3)	Net income for the fourth quarter of fiscal 2007 includes an after-tax charge of $38.7 million, or $0.08 per share, related to discontinued operations.