Form 10-Q
period 2008-04-26
TJX COMPANIES INC /DE/
filed 2008-05-23
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 26, 2008
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                      Accelerated filer ☐                       Non-accelerated filer ☐                      Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     YES ☐ NO ☑.
The number of shares of registrant’s common stock outstanding as of April 26, 2008: 424,701,061

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	April 26,	April 28,
	2008	2007

Net sales	$4,364,125	$4,108,081

Cost of sales, including buying and occupancy costs	3,315,735	3,117,215
Selling, general and administrative expenses	757,106	709,277
Provision for Computer Intrusion related costs	—	20,004
Interest expense (income), net	1,674	(2,076)

Income before provision for income taxes	289,610	263,661
Provision for income taxes	95,761	101,553

Net income	$193,849	$162,108

Earnings per share:

Net income:
Basic earnings per share:	$0.46	$0.36
Weighted average common shares — basic	425,620	453,565

Diluted earnings per share:	$0.43	$0.34
Weighted average common shares — diluted	450,401	479,026

Cash dividends declared per share	$0.11	$0.09
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	April 26,	January 26,	April 28,
	2008	2008	2007
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$698,115	$732,612	$781,210
Accounts receivable, net	172,772	143,289	155,233
Merchandise inventories	2,899,795	2,737,378	2,829,303
Prepaid expenses and other current assets	180,644	215,550	255,912
Current deferred income taxes, net	100,913	163,465	35,804

Total current assets	4,052,239	3,992,294	4,057,462

Property at cost:
Land and buildings	277,892	277,988	271,837
Leasehold costs and improvements	1,809,610	1,785,429	1,665,820
Furniture, fixtures and equipment	2,722,720	2,675,009	2,438,659

Total property at cost	4,810,222	4,738,426	4,376,316
Less accumulated depreciation and amortization	2,605,188	2,520,973	2,343,691

Net property at cost	2,205,034	2,217,453	2,032,625

Property under capital lease, net of accumulated amortization of $15,448; $14,890 and $13,215, respectively	17,124	17,682	19,357
Other assets	190,862	190,981	195,385
Goodwill and tradename, net of amortization	181,443	181,524	182,886

TOTAL ASSETS	$6,646,702	$6,599,934	$6,487,715

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$2,048	$2,008	$1,891
Accounts payable	1,678,302	1,516,754	1,561,987
Accrued expenses and other liabilities	1,114,921	1,213,987	916,508
Federal, foreign and state income taxes payable	27,471	28,244	32,764

Total current liabilities	2,822,742	2,760,993	2,513,150

Other long-term liabilities	754,552	811,333	724,625
Non-current deferred income taxes, net	78,919	42,903	8,054
Obligation under capital lease, less portion due within one year	19,847	20,374	21,895
Long-term debt, exclusive of current installments	832,595	833,086	799,984
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 424,701,061; 427,949,533 and 454,870,400, respectively	424,701	427,950	454,870
Additional paid-in capital	—	—	32,607
Accumulated other comprehensive (loss)	(30,999)	(28,685)	(30,278)
Retained earnings	1,744,345	1,731,980	1,962,808

Total shareholders’ equity	2,138,047	2,131,245	2,420,007

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,646,702	$6,599,934	$6,487,715

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	April 26,	April 28,
	2008	2007

Cash flows from operating activities:
Net income	$193,849	$162,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,676	90,526
Property disposals	2,250	2,647
Deferred income tax provision (benefit)	32,056	(9,443)
Amortization of stock compensation expense	12,161	14,395
Excess tax benefits from stock compensation expense	(9,506)	(2,575)
Changes in assets and liabilities:
(Increase) in accounts receivable	(29,578)	(38,711)
(Increase) in merchandise inventories	(163,558)	(229,458)
(Increase) decrease in prepaid expenses and other current assets	27,886	(86,174)
Increase in accounts payable	162,355	178,472
(Decrease) in accrued expenses and other liabilities	(69,507)	(68,213)
Other	5,375	3,337

Net cash provided by operating activities	263,459	16,911

Cash flows from investing activities:
Property additions	(110,762)	(95,142)
Proceeds from repayments on note receivable	197	183

Net cash (used in) investing activities	(110,565)	(94,959)

Cash flows from financing activities:
Payments on capital lease obligation	(487)	(450)
Cash payments for repurchase of common stock	(227,383)	—
Proceeds from sale and issuance of common stock	71,681	18,968
Excess tax benefits from stock compensation expense	9,506	2,575
Cash dividends paid	(38,470)	(31,769)

Net cash (used in) financing activities	(185,153)	(10,676)

Effect of exchange rates on cash	(2,238)	13,265

Net (decrease) in cash and cash equivalents	(34,497)	(75,459)
Cash and cash equivalents at beginning of year	732,612	856,669

Cash and cash equivalents at end of period	$698,115	$781,210

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
	Shares	$1	Capital	Income (Loss)	Earnings	Total

Balance, January 26, 2008	427,950	$427,950	$—	$(28,685)	$1,731,980	$2,131,245
Comprehensive income:
Net income	—	—	—	—	193,849	193,849
(Loss) due to foreign currency translation adjustments	—	—	—	(342)	—	(342)
(Loss) on net investment hedge contracts	—	—	—	(1,376)	—	(1,376)
(Loss) on cash flow hedge contract	—	—	—	(256)	—	(256)
Recognition of prior service cost	—	—	—	(406)	—	(406)
Amount of OCI reclassified to net income	—	—	—	66	—	66

Total comprehensive income						191,535
Cash dividends declared on common stock	—	—	—	—	(46,715)	(46,715)
Restricted stock awards granted	107	107	(107)	—	—	—
Amortization of stock compensation expense	—	—	12,161	—	—	12,161
Issuance of common stock under stock incentive plan and related tax effect	3,750	3,750	74,440	—	—	78,190
Common stock repurchased	(7,106)	(7,106)	(85,508)	—	(134,769)	(227,383)
Stock options repurchased by TJX	—	—	(986)	—	—	(986)

Balance, April 26, 2008	424,701	$424,701	$—	$(30,999)	$1,744,345	$2,138,047

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
1.	The results for the first three months are not necessarily indicative of results for the full fiscal year because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 26, 2008.

3.	TJX suffered an unauthorized intrusion or intrusions (collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered during the fourth quarter of fiscal 2007 and in which TJX believes customer data were stolen.

TJX faces potential liabilities and costs as a result of claims, litigation and investigations with respect to the Computer Intrusion. TJX was not able to reasonably estimate the losses it would incur as a result of the Computer Intrusion until the second quarter of fiscal 2008. Prior to establishing a reserve for the estimated losses, TJX expensed costs as incurred. During the three months ended April 28, 2007, TJX incurred pre-tax costs related to the Computer Intrusion of $20.0 million, which reduced last year’s first quarter net income by $12 million, or $0.03 per share.

In the last nine months of fiscal 2008, TJX expensed an additional $177.0 million of costs relating to the Computer Intrusion. This included costs incurred during the second quarter of fiscal 2008 of $17.8 million and a reserve of $159.2 million for potential losses related to the Computer Intrusion. As of April 26, 2008, the reserve balance was $107.9 million, reflecting amounts paid for settlements (primarily the Visa settlement), legal and other fees and expenses. The reserve reflects TJX’s current estimation of remaining probable losses in accordance with generally accepted accounting principles with respect to the Computer Intrusion and includes the current estimation of total potential cash liabilities from pending litigation, proceedings, investigations and other claims, as well as legal and other costs and expenses arising from the Computer Intrusion. In addition, TJX expects to record non-cash costs with respect to the customer class actions settlement, when incurred, which are not expected to be material to the financial statements. As an estimate, the reserve is subject to uncertainty, and actual costs may vary from the current estimate and such variations may be material. TJX may decrease or increase the amount of the reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses and for other changes in the estimates.

During the first quarter of fiscal 2009, TJX entered into a settlement agreement with MasterCard International, Inc. to resolve potential claims and other disputes among TJX, MasterCard and worldwide MasterCard issuers which made claims with respect to the Computer Intrusion. Subsequent to the end of the first quarter, financial institutions representing 99.5% of the MasterCard accounts worldwide with respect to which claims relative to the Computer Intrusion were made with MasterCard accepted the alternative recovery offers made to them under the agreement, and the agreement was consummated. The cost of this settlement of $24 million was reflected in the charge TJX recorded when the reserve was established and the payment of this settlement will reduce the reserve balance in the second quarter of fiscal 2009.

4.	Total stock-based compensation expense was $12.2 million for the quarter ended April 26, 2008 and $14.4 million for the quarter ended April 28, 2007. These amounts include stock option expense as well as restricted stock amortization. There were options to purchase 3.8 million shares of common stock exercised during the quarter ended April 26, 2008. There were options to purchase 31.1 million shares of common stock outstanding as of April 26, 2008.

5.	TJX’s cash payments for interest and income taxes are as follows:

	Thirteen Weeks Ended
	April 26,	April 28,
In thousands	2008	2007

Cash paid for:
Interest on debt	$3,661	$4,103
Income taxes	$66,420	$55,494
6.	TJX has a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with 34 discontinued A.J. Wright stores that were closed in the fourth quarter of fiscal 2007 as well as leases of former TJX businesses. The balance in the reserve and the activity for the thirteen weeks ended April 26, 2008 and April 28, 2007 are presented below.

	Thirteen Weeks Ended
	April 26,	April 28,
In thousands	2008	2007

Balance at beginning of fiscal year:	$46,076	$57,677
Additions to the reserve charged to net income:
Interest accretion	455	455
Cash charges against the reserve:
Lease related obligations	(2,210)	(3,494)
Termination benefits and all other	—	(1,549)

Balance at end of period:	$44,321	$53,089

TJX may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, a former TJX business, for which BJ’s Wholesale Club is primarily liable. The reserve for discontinued operations does not reflect these leases because we believe that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

7.	TJX’s comprehensive income for the thirteen weeks ended April 26, 2008 and April 28, 2007 is presented below:

	Thirteen Weeks Ended
	April 26,	April 28,
In thousands	2008	2007

Net income	$193,849	$162,108
Other comprehensive income (loss):
(Loss) gain due to foreign currency translation adjustments	(342)	12,238
(Loss) on net investment hedge contracts	(1,376)	(8,274)
(Loss) gain on cash flow hedge contracts	(256)	104
Recognition of prior service cost	(406)	—
Amount reclassified from other comprehensive income to net income	66	(357)

Comprehensive income	$191,535	$165,819

8.	The computation of TJX’s basic and diluted earnings per share (EPS) is as follows:

	Thirteen Weeks Ended
	April 26,	April 28,
In thousands, except per share data	2008	2007

Basic earnings per share
Net income	$193,849	$162,108
Weighted average common shares outstanding for basic EPS	425,620	453,565

Basic earnings per share	$0.46	$0.36

Diluted earnings per share
Net income	$193,849	$162,108
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1,195	1,171

Net income used for diluted EPS calculation	$195,044	$163,279

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	425,620	453,565
Assumed conversion / exercise of:
Zero coupon convertible subordinated notes	16,905	16,905
Stock options and awards	7,876	8,556

Weighted average common shares outstanding for diluted EPS	450,401	479,026

Diluted earnings per share	$0.43	$0.34
Weighted average common shares for diluted earnings per share excludes the incremental effect related to any outstanding stock options, the exercise price of which is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. No such options were excluded for the thirteen weeks ended April 26, 2008, and options to purchase 64,000 shares were excluded for the thirteen weeks ended April 28, 2007.

TJX’s $517.5 million zero coupon convertible subordinated notes (which are due in February 2021) are convertible into 16.9 million shares of TJX common stock under certain conditions, including if the closing sale price of TJX common stock reaches specified trigger prices. The holders of these convertible notes may convert them into common stock during the second quarter of fiscal 2009, because TJX’s stock price closed above the trigger price for conversion on at least 20 business days during the period from March 13, 2008 through April 25, 2008 (last 30 business days of the quarter). The conversion test will have to be met again for a similar period during the second quarter for the notes to be convertible during the third quarter. These notes have not previously met the criteria to be convertible.

9.	During the quarter ended April 26, 2008, TJX repurchased and retired 7.0 million shares of its common stock at a cost of $225.0 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its repurchase programs of $227.4 million for the quarter ended April 26, 2008, funded by cash generated from operations. There were no stock repurchases that settled in the quarter ended April 28, 2007. Under the $1 billion stock repurchase program authorized in January, 2007 TJX repurchased 24.8 million shares of common stock at a cost of $739.1 million as of April 26, 2008. All shares repurchased under our stock repurchase programs have been retired. In February 2008, the Board of Directors approved a new $1 billion stock repurchase program which was in addition to the $260.9 million remaining at April 26, 2008 under the existing $1 billion plan authorized in January 2007.

10.	TJX evaluates the performance of its segments based on “segment profit or loss,” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity. The Provision for Computer Intrusion related costs is not allocated to the segments. These charges are not directly attributable to any of the segments and are not considered when assessing performance of the segment or allocating resources to the segment. Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	April 26,	April 28,
In thousands	2008	2007

Net sales:
Marmaxx	$2,802,290	$2,729,495
Winners and HomeSense	488,384	394,646
T.K. Maxx	495,194	442,619
HomeGoods	363,429	333,156
A.J. Wright	154,258	144,157
Bob’s Stores	60,570	64,008

	$4,364,125	$4,108,081

Segment profit (loss):
Marmaxx	$278,499	$272,606
Winners and HomeSense	40,897	26,801
T.K. Maxx	1,463	4,616
HomeGoods	8,894	10,209
A.J. Wright	(885)	(3,033)
Bob’s Stores	(6,942)	(6,569)

	321,926	304,630

General corporate expenses	30,642	23,041
Provision for Computer Intrusion related costs	—	20,004
Interest expense (income), net	1,674	(2,076)

Income before provision for income taxes	$289,610	$263,661

11.	The following represents the net periodic pension cost and related components for the thirteen weeks ended April 26, 2008 and April 28, 2007:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	April 26,	April 28,	April 26,	April 28,
In thousands	2008	2007	2008	2007

Service cost	$7,797	$9,579	$262	$198
Interest cost	6,889	6,175	730	758
Expected return on plan assets	(8,591)	(8,090)	—	—
Amortization of prior service cost	14	14	31	31
Recognized actuarial losses	—	—	141	170
Special termination benefit	—	—	—	168

Total expense	$6,109	$7,678	$1,164	$1,325

As a result of a voluntary funding contribution of $25 million made in fiscal 2008 and contributions made in prior years, there was no required funding of the funded pension plan in the first quarter of fiscal 2009. TJX does not anticipate any such required funding for the remainder of fiscal 2009.

During the fourth quarter of fiscal 2006, TJX amended its postretirement medical plan to eliminate all plan benefits for all active associates and modified the benefit to retirees then enrolled in the plan. The plan amendment replaced the previous medical benefits with a defined amount (up to $35.00 per month) that approximates the retirees’ cost of enrollment in the Medicare Plan. The reduction in the liability related to this plan amendment is being amortized over the remaining lives of the current participants. The postretirement medical plan generated pre-tax income of approximately $800,000 in both the first quarter of fiscal 2009 and the first quarter of fiscal 2008.

Effective January 1, 2007, TJX elected to change the measurement date used to determine the Net Periodic Benefit Cost for fiscal 2008 from January 1, 2007 to January 27, 2007 as required under SFAS 158. Under the Alternative Method, TJX recorded an adjustment to retained earnings in the first quarter of fiscal 2008 pursuant to this change.

12.	At April 26, 2008, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed-rate obligation to a floating-rate obligation. TJX designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at April 26, 2008, excluding the estimated net interest receivable, was an asset of $103,000. The valuation of the derivative instruments resulted in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt was increased by $103,000 at April 26, 2008.

Also at April 26, 2008, TJX had an interest rate swap on the principal amount of its C$235 million three-year note, converting the interest on the note from floating to a fixed rate of interest at approximately 4.5%. The interest rate swap was designated as a cash flow hedge of the underlying debt. The fair value of the contract, excluding the net interest accrual, amounted to a liability of $1.4 million (C$1.4 million) as of April 26, 2008. The valuation of the swap resulted in an offsetting adjustment to other comprehensive income.

13.	TJX has a $500 million revolving credit facility maturing May 5, 2010 and a $500 million revolving credit facility maturing May 5, 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to TJX’s commercial paper program. TJX had no outstanding short-term borrowings at April 26, 2008 and April 28, 2007. The availability under revolving credit facilities was $1 billion at April 26, 2008 and April 28, 2007.

14.	TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheets included an accrual for in-transit inventory of $356.1 million at April 26, 2008 and $322.0 million at April 28, 2007. A liability for a comparable amount was included in accounts payable for the respective period.

15.	TJX adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), in the first quarter of fiscal 2008. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial statement purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the implementation, TJX recognized a charge of approximately $27.2 million to its retained earnings balance at the beginning of fiscal 2008. In addition, as a result of the adoption, certain amounts that were historically netted within other liabilities were reclassified to other assets. As of the adoption date TJX had $124.4 million of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. TJX had unrecognized tax benefits of $132.0 million as of April 26, 2008 and $127.8 million as of April 28, 2007.

The effective income tax rate was 33.1% for the quarter ended April 26, 2008 compared to 38.5% for last year’s first quarter. This quarter’s lower effective income tax rate was due to an unanticipated tax benefit of $12 million due to a reduction in TJX’s FIN 48 tax liability. Certain filings made by TJX with federal and state taxing jurisdictions allowed it to reverse a portion of its FIN 48 liability for uncertain tax positions. This year’s first quarter tax provision also includes an expected benefit of $4 million due to revised guidance on the deductibility of performance-based pay for executive officers. On a combined basis, these tax benefits reduced the fiscal 2009 first quarter effective income tax rate by 5.4 percentage points.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s continuing accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $44.1 million as of April 26, 2008 and $37.9 million as of April 28, 2007.

Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements. However, based on the status of current audits and the protocol of finalizing audits, which may include formal legal proceedings, it is not possible to estimate the future impact of such changes, if any, to previously recorded uncertain tax positions. As noted previously, as a result of certain filings made by TJX with federal and state taxing jurisdictions, a reduction of $12 million in previously unrecognized tax benefits occurred during the quarter ended April 26, 2008.

16.	In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under FASB Statement No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

The implementation of SFAS 157 for financial assets and financial liabilities, effective January 27, 2008 for TJX, did not have a material impact on our consolidated financial position and results of operations. TJX is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability.

TJX endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TJX has determined that its financial assets and liabilities are generally classified within level 1 or level 2 in the fair value hierarchy. The following table sets forth TJX’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 26, 2008:

As of
April 26,
In thousands	2008

Level 1
Assets:
Cash equivalents	$268,291
Executive savings plan	53,932

Level 2
Assets:
Foreign currency exchange contracts	$46,794
Interest rate swaps	621

Liabilities:
Foreign currency exchange contracts	$146,323
Interest rate swaps	1,729
As a result of its international operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency and exchange rates, which may adversely affect its operating results and financial position. When deemed appropriate, TJX minimizes risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and TJX does not use leveraged derivative financial instruments. The forward foreign currency exchange contracts and interest rate swaps are valued using broker quotations. As such, these derivative instruments are classified within level 2.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different fair value measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years and was adopted by TJX in the first quarter of fiscal 2009. We have not elected to adjust any financial assets or liabilities not covered by SFAS 157 at date of adoption.

The adoption of SFAS 159 did not have an impact on TJX’s consolidated balance sheet or statement of operations.

17.	In December 2007, the FASB issued SFAS No.141 (revised 2007) “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively. TJX will consider the potential impact, if any, of the adoption of SFAS 141R on its future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. TJX is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. TJX is currently evaluating the potential impact of the adoption of SFAS 161 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Thirteen Weeks (first quarter) Ended April 26, 2008
Versus
The Thirteen Weeks (first quarter) Ended April 28, 2007
Business Overview
We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. Our T.J. Maxx, Marshalls and A.J. Wright chains in the United States, our Winners chain in Canada, and our T.K. Maxx chain in Europe sell off-price family apparel and home fashions. Our HomeGoods chain in the United States, our HomeSense chain in Canada, operated by Winners, and our new HomeSense stores in Europe, operated by T.K. Maxx, sell off-price home fashions. The target customer for all of our off-price chains, except A.J. Wright, is the middle- to upper-middle income shopper, with the same profile as a department or specialty store customer. A.J. Wright targets the moderate-income customer. Our eight off-price chains are synergistic in their philosophies and operating platforms. Our ninth chain, Bob’s Stores, is a value-oriented, branded apparel chain based in the Northeastern United States that offers casual, family apparel and footwear. Bob’s Stores’ target customer demographic spans the moderate- to upper-middle income bracket.
We suffered an unauthorized intrusion or intrusions (collectively, the “Computer Intrusion”) into portions of our computer system, which was discovered during the fourth quarter of fiscal 2007 and in which we believe customer data were stolen. See “Provision for Computer Intrusion related costs” below.
Results of Operations
Highlights of our financial performance for the quarter ended April 26, 2008 include the following:
•	Net sales for the first quarter of fiscal 2009 were $4.4 billion, a 6% increase over last year’s comparable period. During the thirteen weeks ended April 26, 2008, we continued to grow our business with stores in operation and total selling square footage each up 4% from a year ago.

•	Consolidated same store sales increased 3% in the first quarter of fiscal 2009. Currency exchange rates favorably impacted same store sales growth, contributing approximately one and a half percentage points to the increase.

•	Our first quarter pre-tax margin (the ratio of pre-tax income to net sales) improved to 6.6% from 6.4% for the same period last year. The Provision for Computer Intrusion related costs incurred in last year’s first quarter reduced last year’s pre-tax margin by 0.5 percentage points, while a slightly lower gross profit margin and reduced interest income this year decreased the fiscal 2009 first quarter pre-tax margin by 0.3 percentage points.

•	Our cost of sales ratios increased by 0.1 percentage point in the quarter ended April 26, 2008 as compared to last year’s first quarter due to investments in our growing European businesses and deleverage from occupancy costs. These increases in the cost of sales ratio were mostly offset by an increase in our merchandise margins, despite the negative impact of higher fuel costs.

•	Selling, general and administrative expense ratios were flat for the first quarter of fiscal 2009 as compared to last year’s first quarter, primarily due to solid expense control at the divisional level.

•	Net income for the first quarter of fiscal 2009 was $193.8 million, or $0.43 per diluted share, compared to $162.1 million, or $0.34 per diluted share, for the same period last year. This year’s first quarter net income was favorably impacted by tax benefits of $12 million, which rounded to $0.02 per share. Last year’s first quarter net income was reduced by $12 million, which rounded to $0.03 per share, for the after-tax impact of the Provision for Computer Intrusion related costs.

•	During the first quarter of fiscal 2009, we repurchased 7.0 million shares of TJX stock at a cost of $225 million. During last year’s first quarter, we had temporarily suspended the buyback program due to the Computer Intrusion. We expect to repurchase at least $900 million of TJX stock during fiscal 2009.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of April 26, 2008 were down 3% compared to an increase of 7% as of April 28, 2007.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. All references to earnings per share are diluted earnings per share unless otherwise indicated.
Net sales: Consolidated net sales for the quarter ended April 26, 2008 were $4.4 billion, up 6% from $4.1 billion in last year’s first quarter. The increase in net sales for this year’s first quarter included 3% from same store sales and 3% from new stores. This compares to last year’s first quarter, which recorded same store sales growth of 2% and new store growth of 4%. The same store sales increase for this year’s first quarter benefited by approximately one and a half percentage points from foreign currency exchange rates as compared to a benefit in last year’s first quarter of approximately one percentage point. Net sales for the first quarter of this year were negatively impacted by unfavorable weather in the first two months, but improved during the month of April as the weather turned warmer.
New stores are a major source of sales growth. Our consolidated store count and selling square footage as of April 26, 2008 each increased by 4% from a year ago.
The 3% increase in same store sales for the first quarter of fiscal 2009 was driven by an increase in transaction volume and a strong performance at our international divisions including the favorable impact of currency exchange rates. In general, apparel sales outperformed home fashions, with a strong showing from dresses, shoes and accessories. Geographically, within the U.S., the strongest regions were the Northeast and Midwest, while Florida, the Southeast and West Coast trailed the chain average.
We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that are increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Consolidated and divisional same store sales are calculated in U.S. dollars. We also show divisional same store sales in local currency for our foreign divisions because this removes the effect of changes in currency exchange rates, and we believe it is a more accurate measure of the divisional operating performance.
The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
	April 26,	April 28,
	2008	2007

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	76.0	75.9
Selling, general and administrative expenses	17.3	17.3
Provision for Computer Intrusion related costs	—	0.5
Interest expense (income), net	0.1	(0.1)

Income before provision for income taxes	6.6%	6.4%

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, increased 0.1 percentage point for the first quarter this year as compared to the same period last year. The increase in this expense ratio in this year’s first quarter is due to the delevering of occupancy costs and our increased investment in our European businesses, which collectively increased this expense ratio by approximately 0.4 percentage points. This increase in costs was partially offset by an improvement in our consolidated merchandise margin of 0.3 percentage points, primarily driven by improved markon, which more than offset the negative impact of higher fuel costs.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were flat for the first quarter compared to the same period last year. We gained leverage on the 3% same store sales due to our cost containment initiatives at the divisional level, which offset an increase of 0.1 percentage points in corporate expenses, primarily due to timing.
Provision for Computer Intrusion related costs: We face potential liabilities and costs as a result of claims, litigation and investigations with respect to the Computer Intrusion. TJX was not able to reasonably estimate the losses it would incur as a result of the Computer Intrusion until the second quarter of fiscal 2008. Prior to establishing a reserve for the estimated losses, TJX expensed costs as incurred. During last year’s first quarter, we incurred pre-tax costs related to the Computer Intrusion of $20.0 million, which reduced last year’s first quarter net income by $12 million, or $0.03 per share.
In the last nine months of fiscal 2008, we expensed an additional $177.0 million of costs relating to the Computer Intrusion. This included costs incurred during the second quarter of fiscal 2008 of $17.8 million and a reserve of $159.2 million for our potential losses related to the Computer Intrusion. As of April 26, 2008, our reserve balance was $107.9 million, reflecting amounts paid for settlements (primarily the Visa settlement), legal and other fees and expenses. Our reserve reflects our current estimation of remaining probable losses in accordance with generally accepted accounting principles with respect to the Computer Intrusion and includes our current estimation of total potential cash liabilities from pending litigation, proceedings, investigations and other claims, as well as legal and other costs and expenses arising from the Computer Intrusion. In addition, we expect to record non-cash costs with respect to the customer class actions settlement, when incurred, which we do not expect to be material to our financial statements. As an estimate, our reserve is subject to uncertainty, and our actual costs may vary from our current estimate and such variations may be material. We may decrease or increase the amount of our reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses and for other changes in our estimates.
During the first quarter of fiscal 2009, we entered into a settlement agreement with MasterCard International, Inc. to resolve potential claims and other disputes among TJX, MasterCard and worldwide MasterCard issuers which made claims with respect to the Computer Intrusion. Subsequent to the end of the first quarter, financial institutions representing 99.5% of the MasterCard accounts worldwide with respect to which claims relative to the Computer Intrusion were made with MasterCard accepted the alternative recovery offers made to them under the agreement, and the agreement was consummated. The cost of this settlement of $24 million was reflected in the charge we recorded when the reserve was established and the payment of this settlement will reduce the reserve balance in the second quarter of fiscal 2009.
Interest expense (income), net: Interest expense (income), net amounted to expense of $1.7 million for the first quarter of fiscal 2009 compared to income of $2.1 million for the same period last year. This change was the result of interest income totaling $7.7 million in the first quarter this year, down from $12.1 million for the same period last year. The additional interest income last year was due to higher cash balances available for investment, partly the result of the temporary suspension of our stock buyback program, as well as higher interest rates.
Income taxes: The effective income tax rate was 33.1% for the first quarter this year compared to 38.5% for last year’s first quarter. This year’s lower effective income tax rate is due to an unanticipated tax benefit of $12 million due to a reduction in TJX’s FIN 48 tax liability. Certain filings made by TJX, with federal and state taxing jurisdictions, allowed TJX to reverse a portion of its FIN 48 liability for uncertain tax positions. This year’s first quarter tax provision also includes an expected benefit of $4 million due to revised guidance on the deductibility of performance based pay for executive officers. On a combined basis, these tax benefits reduced the fiscal 2009 first quarter effective income tax rate by 5.4 percentage points. These items were all treated as discrete items in the first quarter of fiscal 2008 and, as a result, the entire benefit of the items was included in the income tax provision for the quarter ended April 26, 2008.

Net income: Net income for this year’s first quarter was $193.8 million, or $0.43 per diluted share, versus $162.1 million, or $0.34 per diluted share, in last year’s first quarter. Current year first quarter net income was favorably impacted by the unanticipated tax benefit of $12 million, which increased diluted earnings per share by $0.02 per share (rounded). Last year’s first quarter net income was adversely impacted by the after-tax charge relating to the Computer Intrusion of approximately $12 million, which reduced first quarter earnings per share by $0.03 per share (rounded). Changes in currency exchange rates did not have a significant impact on our first quarter earnings.
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
Marmaxx

	Thirteen Weeks Ended
	April 26,	April 28,
Dollars in millions	2008	2007

Net sales	$2,802.3	$2,729.5
Segment profit	$278.5	$272.6
Segment profit as a percentage of net sales	9.9%	10.0%
Percent increase in same store sales	1%	0%
Stores in operation at end of period	1,641	1,593
Selling square footage at end of period (in thousands)	40,178	39,046
Net sales for Marmaxx increased 3% for the first quarter of fiscal 2009 as compared to the same period last year. Same store sales for Marmaxx increased 1% for this year’s first quarter. Sales at Marmaxx for the first quarter of fiscal 2009 reflected strong same store sales increases in dresses, footwear and accessories. During the first quarter of fiscal 2009, we added 101 expanded footwear departments to Marshalls’ stores, and intend to add expanded footwear departments in a total of approximately 200 stores in fiscal 2009. Home categories at Marmaxx underperformed in the first quarter of fiscal 2009. Geographically, in the first quarter of fiscal 2009, same store sales for the Northeast and Midwest were above the chain average, while same store sales in the Southeast, Florida and the West Coast were below the chain average.
Segment profit as a percentage of net sales (“segment margin” or “segment profit margin”) for the first quarter of fiscal 2009 decreased to 9.9% from 10.0% in the same period last year. The decrease was primarily due to an increase in occupancy costs (0.4 percentage points as a percentage of net sales). The decrease was partially offset by an increase in merchandise margins (up 0.1 percentage point, despite higher fuel costs) due to higher markon, as well as some expense leverage due to our cost containment measures. As of April 26, 2008, average inventories per store were down 5% compared to being up 7% at the same quarter end last year. The decrease in average inventories this year was due to reduced inventory levels in the distribution centers as a result of buying closer to need.

Winners and HomeSense

	Thirteen Weeks Ended
	April 26,	April 28,
U.S. Dollars in millions	2008	2007

Net sales	$488.4	$394.6
Segment profit	$40.9	$26.8
Segment profit as a percentage of net sales	8.4%	6.8%
Percent increase in same store sales
U.S. currency	20%	2%
Local currency	4%	3%
Stores in operation at end of period
Winners	196	185
HomeSense	73	69
Selling square footage at end of period (in thousands)
Winners	4,505	4,235
HomeSense	1,398	1,293
Net sales for Winners and HomeSense, our Canadian businesses, for the first quarter of fiscal 2009 increased by 24% over the same period last year, with approximately two-thirds of this growth due to currency exchange rates. Same store sales (in local currency) increased by 4% for the first quarter compared to an increase of 3% for the first quarter last year. Same store sales for this year’s first quarter were positively impacted by sales of footwear, jewelry and accessories. HomeSense recorded same store sales growth which was slightly below the segment average, but was achieved on top of strong same store sales results in last year’s first quarter.
Segment profit margin for the current year’s first quarter increased 1.6 percentage points to 8.4% compared to 6.8% for the same period last year. This improvement in segment margin was primarily due to improved merchandise margin, which increased by 1.4 percentage points primarily due to increased markon. The first quarter’s segment profit and margin also reflect the favorable impact of the fair value of derivatives outstanding at the end of the quarter (designed to hedge second quarter inventory purchases), partly offset by increased distribution costs due to a new third party processing center.
T.K. Maxx

	Thirteen Weeks Ended
	April 26,	April 28,
U.S. Dollars in millions	2008	2007

Net sales	$495.2	$442.6
Segment profit	$1.5	$4.6
Segment profit as a percentage of net sales	0.3%	1.0%
Percent increase in same store sales
U.S. currency	6%	21%
Local currency	5%	8%
Stores in operation at end of period	228	211
Selling square footage at end of period (in thousands)	5,149	4,664
Net sales for the current year’s first quarter for T.K. Maxx, operating in the United Kingdom, Ireland and Germany, increased by 12% over the same period last year, with approximately $4 million of this growth due to currency exchange rates. T.K. Maxx had a strong same store sales increase of 5% (in local currency) for the current year’s first quarter. Same store sales for home fashions, footwear and accessories performed above the chain average, while apparel categories were generally below the chain average.
Segment profit for the current year’s first quarter decreased to $1.5 million, and segment margin decreased to 0.3% compared to the same period last year. This decline is due to investments we are making in our expansion into Germany and the startup of HomeSense in the U.K. Collectively, these two units reduced segment profit by $6 million and segment margin by 1.2 percentage points. The T.K. Maxx stores in the U.K. and Ireland increased segment margin for the first quarter by 0.5 percentage points, primarily due to an improvement in merchandise margin.
As of April 26, 2008 T.K. Maxx operated 5 T.K. Maxx stores in Germany and its first HomeSense store in the U.K. We plan to open 5 stores in Germany in the current year for a total of 10 T.K. Maxx stores in Germany and 5 HomeSense stores in the U.K. by the end of fiscal 2009, which are expected to continue to adversely affect segment profit in fiscal 2009.
HomeGoods

	Thirteen Weeks Ended
	April 26,	April 28,
Dollars in millions	2008	2007

Net sales	$363.4	$333.2
Segment profit	$8.9	$10.2
Segment profit as a percentage of net sales	2.4%	3.1%
Percent increase in same store sales	2%	3%
Stores in operation at end of period	294	271
Selling square footage at end of period (in thousands)	5,673	5,199
HomeGoods’ net sales for the first quarter of fiscal 2009 increased 9% compared to the same period last year and same store sales increased 2%. Segment profit and segment margin for the quarter were both down from the same period last year. Merchandise margin declined by 0.2 percentage points, primarily due to increased fuel costs, which affect HomeGoods to a greater extent than our other divisions because of the higher freight costs for shipping home product. We have initiatives in place to mitigate the increase in fuel costs, which should begin to benefit HomeGoods in the second half of the current year. In addition, HomeGoods experienced deleverage on occupancy costs as well as an increase in advertising costs.
A.J. Wright

	Thirteen Weeks Ended
	April 26,	April 28,
Dollars in millions	2008	2007

Net sales	$154.3	$144.2
Segment (loss)	$(0.9)	$(3.0)
Segment (loss) as a percentage of net sales	(0.6)%	(2.1)%
Percent increase in same store sales	6%	1%
Stores in operation at end of period	130	127
Selling square footage at end of period (in thousands)	2,594	2,541
A.J. Wright’s net sales increased 7% for the first quarter as compared to the same period last year. A.J. Wright’s same store sales increased 6% for the first quarter of fiscal 2009, and segment loss for the first quarter of fiscal 2009 was $0.9 million compared to a loss of $3.0 million for the same period last year. This improvement was primarily due to stronger merchandise margin, a reduction in occupancy costs as a percentage of net sales and the impact of cost containment initiatives. A.J. Wright continues to do a better job of merchandising and is advertising more effectively.

Bob’s Stores

	Thirteen Weeks Ended
	April 26,	April 28,
Dollars in millions	2008	2007

Net sales	$60.6	$64.0
Segment (loss)	$(6.9)	$(6.6)
Segment (loss) as a percentage of net sales	(11.5)%	(10.3)%
Percent (decrease) in same store sales	(3)%	(1)%
Stores in operation at end of period	34	35
Selling square footage at end of period (in thousands)	1,242	1,275
Bob’s Stores’ net sales decreased 5% for the first quarter of fiscal 2009, and same store sales decreased 3% compared to the same period last year. Bob’s Stores’ segment loss for the first quarter increased slightly compared to the same period in the prior year. The same store sales decline and increase in segment loss were mainly due to the unseasonably cold weather in the Northeast, where Bob’s Stores’ store base is concentrated, for most of the first quarter. Bob’s Stores’ segment loss was only slightly higher than last year’s first quarter but segment margin declined primarily due to the delevering impact of the 3% same stores sales decrease. We continue to evaluate this business and assess its potential for future growth.
General corporate expense

	Thirteen Weeks Ended
	April 26,	April 28,
In millions	2008	2007

General corporate expense	$30.6	$23.0
General corporate expense for segment reporting purposes are those costs not specifically related to the operations of our business segments. This item includes the costs of the corporate office, including the compensation and benefits (including stock based compensation) for senior corporate management; payroll and operating costs of the corporate departments of accounting and budgeting, internal audit, compliance, treasury, investor relations, tax, risk management, legal, human resources and systems; and the occupancy and office maintenance costs associated with the corporate staff. In addition, general corporate expense includes the cost of benefits for retirees and non-operating costs and other gains and losses not attributable to individual divisions. General corporate expense is included in selling, general and administrative expenses in the consolidated statements of income.
The increase in general corporate expense for the current year’s first quarter as compared to the same period last year is largely due to timing and the benefit of several one-time credits reflected in the first quarter last year. TJX expects full year general corporate expense to be comparable to prior year levels.
Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $263 million for the three months ended April 26, 2008, compared to $17 million for the same period last year. Net income provided cash of $194 million in the current year, compared to $162 million last year. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $1 million in fiscal 2009, compared to a use of cash of $51 million last year. Operating cash flows for the first quarter of fiscal 2009, as compared to the prior year, were also favorably impacted by a decrease in prepaid expenses and other current assets of $28 million this year compared to an increase of $86 million last year. The favorable change in prepaid expenses and other current assets is due to the timing of rent payments and a pre-funding of TJX’s medical plan in the prior year’s first quarter.
Investing activities relate primarily to property additions for new stores, store improvements and renovations and investment in our distribution network. Cash outlays for property additions amounted to $111 million in the three months ended April 26, 2008, up slightly compared to $95 million in the same period last year. We anticipate that capital spending for fiscal 2009 will be approximately $575 million.
Cash flows from financing activities resulted in net cash outflows of $185 million for the three months ended April 26, 2008 compared to $11 million for the quarter ended April 28, 2007. Financing activity consists primarily of our share repurchase program. During the first quarter of fiscal 2009, we repurchased 7.0 million shares of our common stock at a cost of $225 million. We record the repurchase of our stock on a cash basis and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. In last year’s first quarter, our share repurchase activity had been temporarily suspended due to the discovery of the Computer Intrusion. We resumed our share repurchase activity at the end of last year’s first quarter, spending $6 million on the repurchase of TJX stock in the quarter ended April 28, 2007. These repurchases did not settle until the second quarter of fiscal 2008 and, therefore, are not reflected in last year’s first quarter balance sheet or statement of cash flows. Under the $1 billion stock repurchase program authorized in January 2007 we repurchased 24.8 million shares of our common stock at a cost of $739.1 million as of April 26, 2008. In February 2008, our Board of Directors approved a new $1 billion stock repurchase program which is in addition to the $260.9 million remaining at April 26, 2008 under our existing $1 billion plan authorized in January 2007.
Our $517.5 million zero coupon convertible subordinated notes (which are due in February 2021) are convertible into 16.9 million shares of common stock under certain conditions including if the closing sale price of our common stock reaches specified trigger prices. The holders of these convertible notes may convert them into common stock during the second quarter of fiscal 2009 because TJX’s stock price closed above the trigger price for conversion on at least 20 business days during the period from March 13, 2008 through April 25, 2008 (last 30 business days of the quarter). The conversion test will have to be met again for a similar time period during the second quarter for the notes to be convertible during the third quarter. These notes have not previously met the criteria to be convertible.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. TJX has a $500 million revolving credit facility maturing May 5, 2010 and a $500 million revolving credit facility maturing May 5, 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as backup to TJX’s commercial paper program. TJX had no outstanding short-term borrowings at April 26, 2008 and April 28, 2007. The availability under revolving credit facilities was $1 billion at April 26, 2008 and April 28, 2007. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
Recently Issued Accounting Pronouncements
See Note 17 to our unaudited consolidated financial statements included in this quarterly report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
Forward-looking Statements
Various statements made in this Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: matters relating to the Computer Intrusion including potential losses that could exceed our reserve, potential effects on our reputation and sales and other consequences to the value of our Company and related value of our stock; our ability to successfully expand our store base and increase same store sales; risks of expansion and costs of contraction; risks inherent in foreign operations; our ability to successfully implement our opportunistic buying strategies and to manage our inventories effectively; successful advertising and promotion; consumer confidence, demand, spending habits and buying preferences; effects of unseasonable weather; competitive factors; availability of store and distribution center locations on suitable terms; our ability to recruit and retain associates; factors affecting expenses; success of our acquisition and divestiture activities; our ability to successfully implement technologies and systems and protect data; our ability to continue to generate adequate cash flows; our ability to execute our share repurchase program; availability and cost of financing; general economic conditions, including fluctuations in the price of oil; potential disruptions due to wars, natural disasters and other events beyond our control; changes in currency and exchange rates; issues with merchandise quality and safety; import risks; adverse outcomes for any significant litigation; compliance with and changes in laws and regulations and accounting rules and principles; adequacy of reserves; closing adjustments; failure to meet market expectations; and other factors that may be described in our filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We do not enter into derivatives for speculative or trading purposes.
Foreign Currency Exchange Rate Risk
     We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx) operations. As more fully described in Notes A and E to the consolidated financial statements, on pages F-7 through F-10 and F-13 through F-15 of the Annual Report on Form 10-K for the fiscal year ended January 26, 2008, we hedge a significant portion of our net investment in foreign operations, intercompany transactions with these operations, and certain merchandise purchase commitments incurred by these operations, with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. Most of these gains and losses are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of April 26, 2008, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by TJX. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We occasionally enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding. As of April 26, 2008, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 26, 2008 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended April 26, 2008 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On April 2, 2008, TJX and MasterCard International Incorporated (“MasterCard”) entered into a settlement agreement to resolve potential claims and other disputes among TJX, MasterCard and certain worldwide MasterCard issuers with respect to the potential rights and claims of MasterCard and such issuers relating to the Computer Intrusion. Financial institutions representing 99.5% of the MasterCard accounts worldwide with respect to which claims relative to the Computer Intrusion were made with MasterCard accepted the alternative recovery offers made to them under this agreement. TJX funded $24 million pre-tax in alternative recovery payments to be made under the settlement. These costs were already reflected in the charge related to the Computer Intrusion that TJX took last year. Each accepting issuer released and indemnified TJX and its acquiring banks with respect to any claims with respect to the Computer Intrusion, including any claims in the putative financial institution class actions in federal and state courts, that such issuers, their affiliated issuers, and those sponsored issuers of such issuers and their affiliated issuers that made claims with MasterCard, might have as MasterCard issuers.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K for the fiscal year ended January 26, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
     The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2009 and the average price paid per share are as follows:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares
		Average Price Paid	Purchased as Part of a	that May Yet be
	Number of Shares	Per Share	Publicly Announced	Purchased Under the
	Repurchased	(1)	Plan or Program(2)	Plans or Programs

January 27, 2008 through February 23, 2008	2,408,900	$31.15	2,408,900	$410,918,663

February 24, 2008 through March 29, 2008	3,062,100	$32.66	3,062,100	$310,920,272

March 30, 2008 through April 26, 2008	1,550,200	$32.25	1,550,200	$260,919,721

Total:	7,021,200		7,021,200

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	The $225 million of repurchases made during the first quarter of fiscal 2009 were made under a $1 billion stock repurchase program authorized in January 2007. In February 2008, our Board of Directors authorized an additional multi-year stock repurchase plan of $1 billion, which is in addition to the $261 million remaining under the January 2007 plan as of April 26, 2008.
Item 6. Exhibits

3(i).1	The Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q for the quarter ended July 28, 2005.

3(ii).1	The By-Laws, as amended, are incorporated herein by reference to Exhibit 3(ii).1 to the Form 8-K filed April 7, 2008.

10.1	Settlement Agreement by and between The TJX Companies, Inc. and MasterCard International Incorporated, dated April 2, 2008, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed April 2, 2008.

10.2	Employment Agreement between The TJX Companies, Inc. and Jeffrey Naylor, dated April 5, 2008, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2008.

10.3	Letter Agreement between The TJX Companies, Inc. and Arnold Barron, dated April 3, 2008, is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on April 7, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)
Dated: May 23, 2008
/s/ Nirmal K. Tripathy
Nirmal K. Tripathy, Chief Financial Officer, on behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(i).1	The Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q for the quarter ended July 28, 2005.

3(ii).1	The By-Laws, as amended, are incorporated herein by reference to Exhibit 3(ii).1 to the Form 8-K filed April 7, 2008.

10.1	Settlement Agreement by and between The TJX Companies, Inc. and MasterCard International Incorporated, dated April 2, 2008, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed April 2, 2008.

10.2	Employment Agreement between The TJX Companies, Inc. and Jeffrey Naylor, dated April 5, 2008, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2008.

10.3	Letter Agreement between The TJX Companies, Inc. and Arnold Barron, dated April 3, 2008, is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on April 7, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.