Form 10-Q
period 2008-07-26
TJX COMPANIES INC /DE/
filed 2008-08-22
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 26, 2008
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑.
The number of shares of registrant’s common stock outstanding as of July 26, 2008: 419,411,063

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	July 26,	July 28,
	2008	2007

Net sales	$4,621,292	$4,313,298

Cost of sales, including buying and occupancy costs	3,492,815	3,277,697
Selling, general and administrative expenses	808,277	749,051
Provision for Computer Intrusion related costs	—	195,918
Interest expense (income), net	2,641	(1,400)

Income before provision for income taxes	317,559	92,032
Provision for income taxes	117,336	33,000

Net income	$200,223	$59,032

Earnings per share:

Net income:
Basic earnings per share:	$0.48	$0.13
Weighted average common shares — basic	421,289	447,984

Diluted earnings per share:	$0.45	$0.13
Weighted average common shares — diluted	445,423	473,319

Cash dividends declared per share	$0.11	$0.09
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	July 26,	July 28,
	2008	2007

Net sales	$8,985,417	$8,421,379

Cost of sales, including buying and occupancy costs	6,808,550	6,394,912
Selling, general and administrative expenses	1,565,383	1,458,328
Provision for Computer Intrusion related costs	—	215,922
Interest expense (income), net	4,315	(3,476)

Income before provision for income taxes	607,169	355,693
Provision for income taxes	213,097	134,553

Net income	$394,072	$221,140

Earnings per share:

Net income:
Basic earnings per share:	$0.93	$0.49
Weighted average common shares — basic	423,454	450,775

Diluted earnings per share:	$0.88	$0.47
Weighted average common shares — diluted	448,135	476,133

Cash dividends declared per share	$0.22	$0.18
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	July 26,	January 26,	July 28,
	2008	2008	2007
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$517,493	$732,612	$533,786
Accounts receivable, net	141,826	143,289	147,502
Merchandise inventories	3,104,817	2,737,378	3,050,201
Prepaid expenses and other current assets	308,252	215,550	299,790
Current deferred income taxes, net	93,851	163,465	94,369

Total current assets	4,166,239	3,992,294	4,125,648

Property at cost:
Land and buildings	278,494	277,988	275,119
Leasehold costs and improvements	1,854,524	1,785,429	1,704,568
Furniture, fixtures and equipment	2,799,123	2,675,009	2,510,107

Total property at cost	4,932,141	4,738,426	4,489,794
Less accumulated depreciation and amortization	2,685,525	2,520,973	2,400,714

Net property at cost	2,246,616	2,217,453	2,089,080

Property under capital lease, net of accumulated amortization of $16,007; $14,890 and $13,773, respectively	16,565	17,682	18,799
Other assets	183,155	190,981	203,523
Goodwill and tradename, net of amortization	179,980	181,524	182,865

TOTAL ASSETS	$6,792,555	$6,599,934	$6,619,915

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$2,090	$2,008	$1,929
Accounts payable	1,746,079	1,516,754	1,714,717
Accrued expenses and other liabilities	1,236,136	1,213,987	1,155,337
Federal, foreign and state income taxes payable	—	28,244	—

Total current liabilities	2,984,305	2,760,993	2,871,983

Other long-term liabilities	744,032	811,333	754,658
Non-current deferred income taxes, net	98,548	42,903	5,323
Obligation under capital lease, less portion due within one year	19,308	20,374	21,398
Long-term debt, exclusive of current installments	832,788	833,086	812,275
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 419,411,063; 427,949,533 and 444,622,262, respectively	419,411	427,950	444,622
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(33,483)	(28,685)	(24,983)
Retained earnings	1,727,646	1,731,980	1,734,639

Total shareholders’ equity	2,113,574	2,131,245	2,154,278

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,792,555	$6,599,934	$6,619,915

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	July 26,	July 28,
	2008	2007
Cash flows from operating activities:
Net income	$394,072	$221,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,795	181,144
Property disposals	5,590	5,695
Asset impairment	16,054	—
Deferred income tax provision (benefit)	59,885	(66,582)
Amortization of stock compensation expense	24,699	30,000
Excess tax benefits from stock compensation expense	(14,035)	(3,654)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,279	(29,975)
(Increase) in merchandise inventories	(369,839)	(433,630)
(Increase) in prepaid expenses and other current assets	(102,880)	(122,796)
Increase in accounts payable	230,879	320,370
Increase in accrued expenses and other liabilities	13,290	124,176
Other	9,631	(1,537)

Net cash provided by operating activities	468,420	224,351

Cash flows from investing activities:
Property additions	(259,005)	(216,997)
Proceeds from repayments on note receivable	398	370

Net cash (used in) investing activities	(258,607)	(216,627)

Cash flows from financing activities:
Payments on capital lease obligation	(984)	(909)
Cash payments for repurchase of common stock	(448,574)	(332,599)
Proceeds from sale and issuance of common stock	99,685	45,719
Excess tax benefits from stock compensation expense	14,035	3,654
Cash dividends paid	(85,106)	(72,546)

Net cash (used in) financing activities	(420,944)	(356,681)

Effect of exchange rates on cash	(3,988)	26,074

Net (decrease) in cash and cash equivalents	(215,119)	(322,883)
Cash and cash equivalents at beginning of fiscal year	732,612	856,669

Cash and cash equivalents at end of period	$517,493	$533,786

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
	Shares	$1	Capital	Income (Loss)	Earnings	Total

Balance, January 26, 2008	427,950	$427,950	$—	$(28,685)	$1,731,980	$2,131,245
Comprehensive income:
Net income	—	—	—	—	394,072	394,072
(Loss) due to foreign currency translation adjustments	—	—	—	(972)	—	(972)
(Loss) on net investment hedge contracts	—	—	—	(3,129)	—	(3,129)
Gain on cash flow hedge contract	—	—	—	326	—	326
Recognition of prior service cost	—	—	—	(813)	—	(813)
Amount reclassified to net income	—	—	—	(210)	—	(210)

Total comprehensive income						389,274
Cash dividends declared on common stock	—	—	—	—	(92,849)	(92,849)
Restricted stock awards granted	139	139	(139)	—	—	—
Amortization of stock compensation expense	—	—	24,699	—	—	24,699
Issuance of common stock upon conversion of convertible debt	2	2	43	—	—	45
Issuance of common stock under stock incentive plan and related tax effect	5,300	5,300	105,420	—	—	110,720
Common stock repurchased	(13,980)	(13,980)	(129,037)	—	(305,557)	(448,574)
Stock options repurchased	—	—	(986)	—	—	(986)

Balance, July 26, 2008	419,411	$419,411	$—	$(33,483)	$1,727,646	$2,113,574

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
1.	The results for the first six months are not necessarily indicative of results for the full fiscal year because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 26, 2008 (“fiscal 2008”).
3.	On August 19, 2008, subsequent to the end of the second quarter, the Company sold its Bob’s Stores division to private equity firms, Versa Capital Management and Crystal Capital. TJX will record an after-tax loss in the third quarter of the fiscal year ending January 31, 2009 (’fiscal 2009’) of approximately $15 million, or $0.03 per share from the sale of Bob’s Stores, which will be reported as a loss from discontinued operations. In the third quarter and going forward, TJX’s historical results will also be adjusted to reflect the Bob’s Stores segment results, after tax, as discontinued operations. Accordingly, the loss on the sale and the operating losses related to Bob’s Stores will not impact results from continuing operations. The sale of Bob’s Stores is expected to favorably impact cash flows by approximately $23 million for fiscal 2009, primarily due to anticipated tax benefits, as well as the proceeds from the sale, partially offset by fees and expenses related to the transaction.
During the second quarter of fiscal 2009, TJX recorded a $16 million impairment charge to reduce the carrying value of Bob’s Stores long-lived assets to their estimated fair value. The impairment charge was a result of management’s assessment of the likely potential outcomes that existed for Bob’s Stores as of the balance sheet date. The $16 million impairment charge was included in selling general and administrative expenses and as a component of the Bob’s Stores segment. The after-tax impact of the impairment charge reduced fiscal 2009 second quarter and year-to-date net income by $10 million, or $0.02 per share.

4.	TJX suffered an unauthorized intrusion or intrusions (collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered during the fourth quarter of the fiscal year ended January 27, 2007 (“fiscal 2007”) and in which TJX believes customer data were stolen.

TJX faces potential liabilities and costs as a result of claims, litigation and investigations with respect to the Computer Intrusion. TJX was not able to reasonably estimate the losses it would incur as a result of the Computer Intrusion until the second quarter of fiscal 2008. Prior to establishing a reserve for the estimated losses, TJX expensed costs as incurred. At the end of the second quarter of fiscal 2008 TJX established a pre-tax reserve of $178.1 million for its reasonable estimate of losses it expected to incur after that date. The reserve plus expenses incurred through July 28, 2007 resulted in a total Provision for Computer Intrusion related costs of $196 million in the second quarter of fiscal 2008 and $216 million in the first half of fiscal 2008. All costs incurred and paid after July 28, 2007 relating to the Computer Intrusion were charged against the reserve, which is included in accrued expenses and other liabilities on the balance sheet.

As of July 26, 2008, the reserve balance was $75.7 million, reflecting amounts paid for settlements, legal and other fees and expenses, as well as a fiscal 2008 fourth quarter reduction to the initial reserve of $19 million. The reserve reflected TJX’s current estimation of remaining probable losses in accordance with generally accepted accounting principles with respect to the Computer Intrusion and includes TJX’s current estimation of total potential cash liabilities from pending litigation, proceedings, investigations and other claims, as well as legal and other costs and expenses arising from the Computer Intrusion. In addition, TJX expects to record non-cash costs with respect to the customer class actions settlement, when incurred, which it does not expect to be material to its financial statements. As an estimate, the reserve is subject to uncertainty, and actual costs may vary from current estimates and such variations may be material. TJX may decrease or increase the amount of the reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses and for other changes.

During the second quarter of fiscal 2009, the reduction to the reserve balance included $24 million for the consummation of a settlement agreement with MasterCard International, Inc. to resolve potential claims and other disputes among TJX, MasterCard and worldwide MasterCard issuers representing 99.5% of the MasterCard accounts worldwide with respect to which claims relative to the Computer Intrusion were made with MasterCard.

5.	Total stock-based compensation expense was $12.5 million for the quarter ended July 26, 2008 and $15.6 million for the quarter ended July 28, 2007. Total stock-based compensation expense was $24.7 million for the six months ended July 26, 2008 and $30.0 million for the six months ended July 28, 2007. These amounts include stock option expense as well as restricted stock amortization. There were options to purchase 1.6 million and 5.4 million shares of common stock exercised during the second quarter and six months ended July 26, 2008, respectively. There were options to purchase 29.3 million shares of common stock outstanding as of July 26, 2008.

6.	TJX’s cash payments for interest and income taxes were as follows:

	Twenty-Six Weeks Ended
	July 26,	July 28,
In thousands	2008	2007

Cash paid for:
Interest on debt	$14,147	$16,119
Income taxes	$244,026	$221,166
7.	TJX has a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with 34 discontinued A.J. Wright stores that were closed in the fourth quarter of fiscal 2007 as well as leases of former TJX businesses. The balance in the reserve and the activity for respective periods are presented below:

	Twenty-Six Weeks Ended
	July 26,	July 28,
In thousands	2008	2007

Balance at beginning of year:	$46,076	$57,677
Additions to the reserve charged to net income:
Interest accretion	910	910
Cash charges against the reserve:
Lease related obligations	(3,501)	(5,762)
Termination benefits and all other	—	(2,038)

Balance at end of period:	$43,485	$50,787

TJX may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, a former TJX business, for which BJ’s Wholesale Club is primarily liable. The reserve for discontinued operations does not reflect these leases because TJX believes that the likelihood of any future liability to TJX with respect to these leases is remote due to the current financial condition of BJ’s Wholesale Club.

8.	TJX’s comprehensive income information is presented below:

	Thirteen Weeks Ended
	July 26,	July 28,
In thousands	2008	2007

Net income	$200,223	$59,032
Other comprehensive income (loss):
(Loss) gain due to foreign currency translation adjustments, net of related tax effects	(630)	12,167
(Loss) on net investment hedge contracts, net of related tax effects	(1,753)	(7,276)
Gain on cash flow hedge contract, net of related tax effects	582	667
Recognition of prior service cost	(407)	—
Amount reclassified to net income, net of related tax effects	(276)	(263)

Total comprehensive income	$197,739	$64,327

	Twenty-Six Weeks Ended
	July 26,	July 28,
In thousands	2008	2007

Net income	$394,072	$221,140
Other comprehensive income (loss):
(Loss) gain due to foreign currency translation adjustments, net of related tax effects	(972)	24,405
(Loss) on net investment hedge contracts, net of related tax effects	(3,129)	(15,550)
Gain on cash flow hedge contract, net of related tax effects	326	771
Recognition of prior service cost	(813)	—
Amount reclassified to net income, net of related tax effects	(210)	(620)

Total comprehensive income	$389,274	$230,146

9.	The computation of TJX’s basic and diluted earnings per share (EPS) is as follows:

	Thirteen Weeks Ended
	July 26,	July 28,
In thousands, except per share data	2008	2007

Basic earnings per share
Net income	$200,223	$59,032
Weighted average common shares outstanding for basic EPS	421,289	447,984

Basic earnings per share	$0.48	$0.13

Diluted earnings per share
Net income	$200,223	$59,032
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1,202	1,175

Net income used for diluted EPS calculation	$201,425	$60,207

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	421,289	447,984
Assumed conversion / exercise/vesting of:
Stock options and awards	7,231	8,430
Zero coupon convertible subordinated notes	16,903	16,905

Weighted average common shares outstanding for diluted EPS	445,423	473,319

Diluted earnings per share	$0.45	$0.13

	Twenty-Six Weeks Ended
	July 26,	July 28,
In thousands, except per share data	2008	2007

Basic earnings per share
Net income	$394,072	$221,140
Weighted average common shares outstanding for basic EPS	423,454	450,775

Basic earnings per share	$0.93	$0.49

Diluted earnings per share
Net income	$394,072	$221,140
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	2,397	2,346

Net income used for diluted EPS calculation	$396,469	$223,486

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	423,454	450,775
Assumed conversion / exercise/vesting of:
Stock options and awards	7,778	8,453
Zero coupon convertible subordinated notes	16,903	16,905

Weighted average common shares outstanding for diluted EPS	448,135	476,133

Diluted earnings per share	$0.88	$0.47
Weighted average common shares for diluted earnings per share exclude the incremental effect related to any outstanding stock options, the exercise price of which is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were no options excluded for the thirteen weeks and twenty-six weeks ended July 26, 2008. There were options to purchase 64,000 shares excluded for the thirteen weeks and twenty-six weeks ended July 28, 2007.

TJX’s $517.5 million aggregate principal amount of zero coupon convertible subordinated notes (which are due in February 2021) are convertible into 16.9 million shares of TJX common stock under certain conditions, including if the closing sale price of TJX common stock reaches specified trigger prices. The convertible notes were convertible during the second quarter of fiscal 2009 and will be convertible during the third quarter of fiscal 2009, because TJX’s stock price met the trigger prices during relevant periods. The trigger prices will have to be met during applicable periods for the notes to be convertible in future quarters. There were nominal amounts of notes converted during the second quarter.

10.	During the quarter ended July 26, 2008, TJX repurchased and retired 7.0 million shares of its common stock at a cost of $225.0 million. For the six months ended July 26, 2008, TJX repurchased and retired 14.0 million shares of its common stock at a cost of $450.0 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its repurchase programs of $448.6 million for the six months ended July 26, 2008, funded by cash generated from operations. TJX had cash expenditures under its repurchase programs of $332.6 million for the same period last year. Under the $1 billion stock repurchase program authorized in January 2007, TJX repurchased 31.8 million shares of common stock at a cost of $964.1 million as of July 26, 2008. All shares repurchased under the stock repurchase programs have been retired. In February 2008, the Board of Directors approved a new $1 billion stock repurchase program, which was in addition to the $1 billion plan authorized in January 2007, under which $35.9 million remained at July 26, 2008.

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

The Bob’s Stores impairment charge is included in the operating results of the Bob’s Stores segment for the periods ended July 26, 2008.

Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	July 26,	July 28,
In thousands	2008	2007

Net sales:
Marmaxx	$2,957,190	$2,815,636
Winners and HomeSense	538,694	466,158
T.K. Maxx	547,617	484,489
HomeGoods	350,433	327,250
A.J. Wright	160,461	148,526
Bob’s Stores	66,897	71,239

	$4,621,292	$4,313,298

Segment profit (loss):
Marmaxx	$298,062	$252,023
Winners and HomeSense	60,389	47,590
T.K. Maxx	13,745	16,210
HomeGoods	2,169	8,877
A.J. Wright	(765)	(1,663)
Bob’s Stores	(19,816)	(3,476)

	353,784	319,561

General corporate expenses	33,584	33,011
Provision for Computer Intrusion related costs	—	195,918
Interest expense (income), net	2,641	(1,400)

Income before provision for income taxes	$317,559	$92,032

	Twenty-Six Weeks Ended
	July 26,	July 28,
In thousands	2008	2007

Net sales:
Marmaxx	$5,759,480	$5,545,131
Winners and HomeSense	1,027,078	860,804
T.K. Maxx	1,042,811	927,108
HomeGoods	713,862	660,406
A.J. Wright	314,719	292,683
Bob’s Stores	127,467	135,247

	$8,985,417	$8,421,379

Segment profit (loss):
Marmaxx	$576,561	$524,629
Winners and HomeSense	101,286	74,391
T.K. Maxx	15,208	20,826
HomeGoods	11,063	19,086
A.J. Wright	(1,650)	(4,696)
Bob’s Stores	(26,758)	(10,045)

	675,710	624,191

General corporate expenses	64,226	56,052
Provision for Computer Intrusion related costs	—	215,922
Interest expense (income), net	4,315	(3,476)

Income before provision for income taxes	$607,169	$355,693

12.	The following represents TJX’s net periodic pension cost and related components:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
	July 26,	July 28,	July 26,	July 28,
In thousands	2008	2007	2008	2007

Service cost	$7,797	$9,579	$263	$198
Interest cost	6,888	6,175	730	659
Expected return on plan assets	(8,592)	(8,090)	—	—
Amortization of prior service cost	15	14	31	31
Recognized actuarial losses	—	—	141	170

Total expense	$6,108	$7,678	$1,165	$1,058

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
	July 26,	July 28,	July 26,	July 28,
In thousands	2008	2007	2008	2007

Service cost	$15,594	$19,158	$525	$396
Interest cost	13,777	12,351	1,460	1,417
Expected return on plan assets	(17,183)	(16,182)	—	—
Amortization of prior service cost	29	29	62	62
Recognized actuarial losses	—	—	282	340
Special termination benefit	—	—	—	168

Total expense	$12,217	$15,356	$2,329	$2,383

As a result of a voluntary funding contribution of $25 million made in fiscal 2008 and contributions made in prior years, there was no required funding of the funded pension plan in the first six months quarter of fiscal 2009. TJX does not anticipate any such required funding for the remainder of fiscal 2009.

During the fourth quarter of fiscal 2006, TJX amended its postretirement medical plan to eliminate all plan benefits for all active associates and modified the benefit to retirees then enrolled in the plan. The plan amendment replaced the previous medical benefits with a defined amount (up to $35.00 per month) that approximates the retirees’ cost of enrollment in the Medicare Plan. The reduction in the liability related to this plan amendment is being amortized over the remaining lives of the current participants. The postretirement medical plan generated pre-tax income of approximately $1.7 million in both the six months ended July 26, 2008 and the six months ended July 28, 2007.

Effective January 1, 2007, TJX elected to change the measurement date used to determine the Net Periodic Benefit Cost for fiscal 2008 from January 1, 2007 to January 27, 2007 as required under SFAS 158. TJX recorded an adjustment to retained earnings in the first quarter of fiscal 2008 pursuant to this change.

13.	At July 26, 2008, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed-rate obligation to a floating-rate obligation. TJX designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at July 26, 2008 and July 28, 2007, excluding the estimated net interest receivable, was a liability of $0.4 million and $3.3 million, respectively. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt was reduced by $0.4 million and $3.3 million in the respective periods.

Also at July 26, 2008, TJX had an interest rate swap on the principal amount of its C$235 million three-year note, converting the interest on the note from floating to a fixed rate of interest at approximately 4.136%. The interest rate swap was designated as a cash flow hedge of the underlying debt. The fair value of the contract, excluding the net interest accrual, amounted to a liability of $1.0 million (C$1.0 million) as of July 26, 2008 and an asset of $2.2 million (C$2.4 million) as of July 28, 2007. The valuation of the swap resulted in an offsetting adjustment to other comprehensive income.

14.	TJX has a $500 million revolving credit facility maturing May 5, 2010 and a $500 million revolving credit facility maturing May 5, 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to TJX’s commercial paper program. TJX had no outstanding short-term borrowings at July 26, 2008 and July 28, 2007. The availability under revolving credit facilities was $1 billion at July 26, 2008 and July 28, 2007.

15.	TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheets include an accrual for in-transit inventory of $368 million at July 26, 2008 and $372 million at July 28, 2007. A liability for a comparable amount is included in accounts payable for the respective period.

16.	TJX adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), in the first quarter of fiscal 2008. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial statement purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the implementation, TJX recognized a charge of approximately $27.2 million to its retained earnings balance at the beginning of fiscal 2008. In addition, as a result of the adoption, certain amounts that were historically netted within other liabilities were reclassified to other assets. As of the adoption date TJX had $124.4 million of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. TJX had unrecognized tax benefits of $131.6 million as of July 26, 2008 and $131.5 million as of July 28, 2007.

The effective income tax rate was 36.9% for the second quarter this year compared to 35.9% for last year’s second quarter. The increase in rate for the second quarter was largely driven by the favorable impact of the Provision for Computer Intrusion related costs on the fiscal 2008 income tax rate. The marginal tax rate for the Provision for Computer Intrusion related costs was higher than the effective income tax rate on TJX’s earnings, resulting in a lower effective income tax rate for fiscal 2008. However, the fiscal 2009 second quarter effective tax rate was reduced by 1.6 percentage points as a result of a favorable adjustment to TJX’s FIN 48 liability and tax benefits relating to its Puerto Rican subsidiary.

The effective income tax rate for the six months ended July 26, 2008 was 35.1% as compared to 37.8% for last year’s comparable period. The six months ended July 26, 2008 included a $15 million reversal of some uncertain tax positions as a result of federal and state filings and a $4 million benefit due to revised guidance on the deductibility of performance-based pay for executive officers and tax benefits relating to TJX’s Puerto Rican subsidiary. On a combined basis, these tax benefits reduced the fiscal 2009 six-month effective income tax rate by 3.4 percentage points. The majority of these tax benefits were recorded in the first quarter of fiscal 2009. These items were all treated as discrete items in fiscal 2009, and as a result, the entire benefit of the items was included in the income tax provision for the respective quarter of fiscal 2009. The effective income tax rate for last year’s six-month period reflected the favorable tax effect of the Computer Intrusion provision described above, but to a lesser extent than last year’s second quarter.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $44.3 million as of July 26, 2008 and $39.6 million as of July 28, 2007.

Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented on the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns, which contain positions taken by the Company, may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range of $5.0 million to $70.0 million.

17.	In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value

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
The implementation of SFAS 157 for financial assets and financial liabilities, effective January 27, 2008 for TJX, did not have a material impact on its consolidated financial position and results of operations. TJX is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
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
TJX endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TJX has determined that its financial assets and liabilities are generally classified within level 1 or level 2 in the fair value hierarchy. The following table sets forth TJX’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

As of
In thousands	July 26, 2008

Level 1
Assets:
Cash equivalents	$73,553
Executive savings plan	52,639

Level 2
Assets:
Foreign currency exchange contracts	$44,252
Interest rate swaps	164

Liabilities:
Foreign currency exchange contracts	$147,370
Interest rate swaps	1,514
As a result of its international operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency and exchange rates, which may adversely affect its operating results and financial position. When it deems appropriate, TJX minimizes risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and TJX does not use leveraged derivative financial instruments. The forward foreign currency exchange contracts and interest rate swaps are valued using broker quotations. Where independent pricing services provide fair values, TJX has obtained an understanding of the methods used in pricing. As such, these derivative instruments are classified within level 2.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different fair value measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years and was adopted by TJX in the first quarter of fiscal 2009. Upon adoption, TJX elected to not adjust any financial assets or liabilities not previously recorded at fair value and therefore, the adoption of SFAS 159 did not have an impact on TJX’s consolidated balance sheet or statement of operations.

18.	In December 2007, the FASB issued SFAS No.141 (revised 2007) “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in business combinations and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively. TJX will consider the potential impact, if any, of the adoption of SFAS 141R on its future business combinations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 26, 2008
Compared to
The Thirteen Weeks (second quarter) and Twenty-Six weeks (six months) Ended July 28, 2007
Business Overview
We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. Our T.J. Maxx, Marshalls and A.J. Wright chains in the United States, our Winners chain in Canada, and our T.K. Maxx chain in Europe sell off-price family apparel and home fashions. Our HomeGoods chain in the United States, our HomeSense chain in Canada, operated by Winners, and our new HomeSense stores in Europe, operated by T.K. Maxx, sell off-price home fashions. Our target customers for all of our off-price chains, except A.J. Wright, include the middle- to upper-middle income shopper, with the same profile as a department or specialty store customer. A.J. Wright is oriented toward the moderate-income customer. Our eight off-price chains are synergistic in their philosophies and operating platforms. Our ninth chain, Bob’s Stores (sold subsequent to the end of the second quarter – see below), is a value-oriented, branded apparel chain based in the Northeastern United States that offers casual, family apparel and footwear. Bob’s Stores’ target customer demographic spans the moderate- to upper-middle income bracket.
Subsequent Event    On August 19, 2008, subsequent to the end of the second quarter, we sold our Bob’s Stores division to private equity firms, Versa Capital Management and Crystal Capital. We will record an after-tax loss in the third quarter of the fiscal year ending January 31, 2009 (’fiscal 2009’) of approximately $15 million, or $0.03 per share from the sale of Bob’s Stores, which will be reported as a loss from discontinued operations. In the third quarter and going forward, our historical results will also be adjusted to reflect the Bob’s Stores segment results, after tax, as discontinued operations. Accordingly, the loss on the sale and the operating losses related to Bob’s Stores will not impact results from continuing operations. The sale of Bob’s Stores is expected to favorably impact cash flows by approximately $23 million for fiscal 2009, primarily due to anticipated tax benefits, as well as the proceeds from the sale, partially offset by fees and expenses related to the transaction.
During the second quarter of fiscal 2009, we recorded a $16 million impairment charge to reduce the carrying value of Bob’s Stores long-lived assets to their estimated fair value. The impairment charge was a result of management’s assessment of the likely potential outcomes that existed for Bob’s Stores as of the balance sheet date. The $16 million impairment charge was included in selling, general and administrative expenses and as a component of the Bob’s Stores segment. The after-tax impact of the impairment charge reduced fiscal 2009 second quarter and year-to-date net income by $10 million, or $0.02 per share.
Other    In January 2007, we announced that we had suffered an unauthorized intrusion or intrusions (collectively, the “Computer Intrusion”) into portions of our computer system, which was discovered late in the fourth quarter of the fiscal year ended January 27, 2007 (’fiscal 2007’) and in which we believe customer data were stolen. See “Provision for Computer Intrusion related costs” below.
Results of Operations
Highlights of our financial performance for the second quarter and six months ended July 26, 2008 include the following:
•	Net sales increased 7% to $4.6 billion for the second quarter and 7% to $9.0 billion for the six-month period over last year’s comparable periods. We continued to grow our business, with stores in operation as of July 26, 2008 up 5% and total selling square footage up 4% from a year ago.

•	Consolidated same store sales increased 4% for both the second quarter and six-month periods. Same store sales growth was driven by increased customer traffic and strong performance by the majority of our businesses. Same store sales growth was favorably affected by currency exchange rates, which contributed approximately one-half of a percentage point of growth to the second quarter and one percentage point to the six-month period.

•	We recorded strong second quarter operating results. Our second quarter pre-tax margin (the ratio of pre-tax income to net sales) was 6.9%, which was negatively impacted by 0.3 percentage points due to the impairment charge relating to Bob’s Stores. This compares to 2.1% for the same period last year, which included a reduction of 4.6 percentage points due to the Provision for Computer Intrusion related costs. Year-to-date, our pre-tax margin was 6.8% compared to 4.2% for the same period last year. The impairment charge reduced the current year-to-date pre-tax margin by 0.2 percentage points while the Provision for Computer Intrusion related costs decreased pre-tax margin for the same period last year by 2.6 percentage points.

•	Our cost of sales ratios improved in both the second quarter and six month periods, primarily due to improved merchandise margins, partially offset by increased buying and occupancy costs. Selling, general and administrative expense ratios increased by 0.1 percentage points for both the quarter and six month periods, due to the Bob’s Stores impairment charge, which more than offset what would otherwise have been an improvement in this ratio.

•	Net income for the second quarter was $200.2 million, or $0.45 per diluted share (which reflected the Bob’s Stores after-tax impairment charge of $10 million, or $0.02 per share), and compares to net income of $59.0 million, or $0.13 per diluted share, in last year’s second quarter (which included an after-tax charge of $118.2 million, or $0.25 per diluted share, for the Computer Intrusion). Net income for the six months ended July 26, 2008 was $394.1 million, or $0.88 per diluted share, and compares to net income of $221.1 million, or $0.47 per diluted share, for the same period last year (which included an after-tax charge of $130.2 million, or $0.27 per diluted share, for the Computer Intrusion). The impact on fiscal 2009 six-month net income of the fiscal 2009 second quarter Bob’s Stores impairment charge was offset by a fiscal 2009 first quarter unanticipated tax benefit of $0.02 per share.

•	During the second quarter of fiscal 2009, we repurchased 7.0 million shares of our common stock at a cost of $225.0 million, and for the first six months of fiscal 2009, we repurchased 14.0 million shares of our common stock at a cost of $450.0 million. We expect to repurchase approximately $900 million of TJX stock during fiscal 2009. Our diluted earnings per share reflect the benefit of our stock repurchase program.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of July 26, 2008 were down 2% from the prior year, versus an increase of 2% as of July 28, 2007 from the comparable prior year period.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. All references to earnings per share are diluted earnings per share unless otherwise indicated.
Net sales: Consolidated net sales for the quarter ended July 26, 2008 were $4.6 billion, up 7% from $4.3 billion in last year’s second quarter. The increase in net sales for this year’s second quarter included 4% from same store sales and 3% from new stores. Consolidated net sales for the six months ended July 26, 2008 were $9.0 billion, up 7% from $8.4 billion in last year’s comparable period. The increase in net sales for the six months ended July 26, 2008 included 4% from same store sales and 3% from new stores.
The same store sales increase for this year’s second quarter was favorably impacted by one-half of a percentage point from foreign currency exchange rates and the six month period was favorably impacted by approximately one percentage point from foreign currency exchange rates, as compared to a one percentage point favorable impact in both periods last year.
New stores are a major source of sales growth. Our consolidated store count as of July 26, 2008 increased by 5% from a year ago, and selling square footage as of July 26, 2008 increased by 4%.
Same store sales increases for both the quarter and six months ended July 26, 2008 were driven by strong performance at our international divisions and an increase in customer traffic volume in all of our off-price businesses. In general, apparel sales outperformed home fashions, specifically strong sales in shoes, accessories and dresses. Geographically, sales in Canada and the United Kingdom were above the consolidated average. In the United States, sales in most regions were at or slightly above the consolidated average. Sales in the West Coast and Florida trailed the consolidated average.

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
The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26,	July 28,	July 26,	July 28,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	75.6	76.0	75.8	75.9
Selling, general and administrative expenses	17.5	17.4	17.4	17.3
Provision for Computer Intrusion related costs	0.0	4.5	0.0	2.6
Interest expense (income), net	0.1	0.0	0.0	0.0

Income before provision for income taxes*	6.9%	2.1%	6.8%	4.2%

*	Due to rounding, the individual items may not foot to Income before provision for income taxes
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 0.4 percentage points for the quarter ended July 26, 2008 as compared to the same period last year. Increases in this expense ratio due to increases in occupancy costs and the expansion and start up costs for our new European businesses, which collectively increased the second quarter expense ratio by approximately 0.3 percentage points, were more than offset by a 0.8 percentage point improvement in our consolidated merchandise margin.
For the first six months of fiscal 2009, cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased by 0.1 percentage point, as compared to the same period last year. Similar to the second quarter, increases in the six-month expense ratio of 0.4 percentage points due to occupancy costs and our new European businesses were more than offset by a 0.6 percentage point improvement in the six-month consolidated merchandise margin.
The improvement in merchandise margin in both the fiscal 2009 second quarter and six-month periods was driven primarily by reduced markdowns and was achieved despite the negative impact of higher fuel costs.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, increased 0.1 percentage point for both the second quarter and six months ended July 26, 2008 as compared to the same periods last year. The increase in this ratio is primarily due to the Bob’s Stores impairment charge recorded in the second quarter of fiscal 2009. This impairment charge related to certain long-lived assets and intangible assets of Bob’s Stores and represented the excess of recorded carrying values over the estimated fair value of these assets. This charge was recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under which we review our long-lived assets across all business units and major asset classifications periodically to determine potential impairment. The impairment charge, which reduced this expense ratio by 0.3 percentage points in the second quarter and 0.2 percentage points for the six month period, offset improvements in the selling, general and administrative expense ratio due to savings from expense control.
Provision for Computer Intrusion related costs: We face potential liabilities and costs as a result of claims, litigation and investigations with respect to the Computer Intrusion. We were not able to reasonably estimate the losses we would incur as a result of the Computer Intrusion until the second quarter of fiscal 2008. Prior to establishing a reserve for the estimated losses, we expensed costs as incurred. At the end of the second quarter of fiscal 2008, we established a pre-tax reserve of $178.1 million for our reasonable estimate of losses we expected to incur after that date. The reserve plus expenses incurred through July 28, 2007 resulted in a total Provision for Computer Intrusion related costs of $196 million in last year’s second quarter and $216 million in last year’s six-month period. We have charged all costs we incurred after July 28, 2007 relating to the Computer Intrusion against this reserve, which is included in accrued expenses and other liabilities on our balance sheet.
As of July 26, 2008, our reserve balance was $75.7 million, reflecting the amount remaining after settlements, legal and other fees and expenses incurred, as well as a fiscal 2008 fourth quarter reduction to the initial reserve of $19 million. Our reserve reflects our current estimation of remaining probable losses in accordance with generally accepted accounting principles with respect to the Computer Intrusion and includes our current estimation of total potential cash liabilities from pending litigation, proceedings, investigations and other claims, as well as legal and other costs and expenses arising from the Computer Intrusion. In addition, we expect to record non-cash costs with respect to the customer class action settlement, when incurred, which we do not expect to be material to our financial statements. As an estimate, our reserve is subject to uncertainty, and our actual costs may vary from our current estimate and such variations may be material. We may decrease or increase the amount of our reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses and for other changes.
During the second quarter of fiscal 2009, the reduction to the reserve balance included $24 million for the consummation of a settlement agreement with MasterCard International, Inc. to resolve potential claims and other disputes among us, MasterCard and worldwide MasterCard issuers representing 99.5% of the MasterCard accounts worldwide with respect to which claims relative to the Computer Intrusion were made with MasterCard.
Interest expense (income), net: Interest expense (income), net amounted to expense of $2.6 million for the second quarter of fiscal 2009 compared to income of $1.4 million for the same period last year. Interest expense (income), net, amounted to expense of $4.3 million for the six months ended July 26, 2008 compared to income of $3.5 million for the same period last year. These changes were the result of interest income totaling $6.5 million in the second quarter this year versus $11.0 million for the same period last year and $14.2 million for the six-month period this year versus $23.1 million for the same period last year. The additional interest income last year was due to higher cash balances available for investment, as a result of the temporary suspension of our stock buyback program for most of the fiscal 2008 first quarter as well as higher interest rates.
Income taxes: The effective income tax rate was 36.9% for the second quarter this year compared to 35.9% for last year’s second quarter. The increase in rate for the second quarter was largely driven by the prior year favorable impact of the Provision for Computer Intrusion related costs on the fiscal 2008 income tax rate. The marginal tax rate for the Provision for Computer Intrusion related costs was higher than the effective income tax rate on our earnings, resulting in a lower effective income tax rate for fiscal 2008. However, the fiscal 2009 second quarter effective tax rate was reduced by 1.6 percentage points as a result of a favorable adjustment to our FIN 48 liability and tax benefits relating to our Puerto Rican subsidiary.
The effective income tax rate for the six months ended July 26, 2008 was 35.1% as compared to 37.8% for last year’s comparable period. The six months ended July 26, 2008 included a $15 million reversal of some uncertain tax positions as a result of federal and state filings and a $4 million benefit due to revised guidance on the deductibility of performance-based pay for executive officers and tax benefits relating to TJX’s Puerto Rican subsidiary. On a combined basis, these tax benefits reduced the fiscal 2009 six-month effective income tax rate by 3.4 percentage points. The majority of these tax benefits were recorded in the first quarter of fiscal 2009. These items were all treated as discrete items in fiscal 2009, and, as a result, the entire benefit of the items was included in the income tax provision for the respective quarter of fiscal 2009. The effective income tax rate for last year’s six-month period reflects the favorable tax effect of the Computer Intrusion provision described above, but to a lesser extent than last year’s second quarter.
Net income: Net income for this year’s second quarter was $200.2 million, or $0.45 per diluted share, versus $59.0 million, or $0.13 per diluted share, in last year’s second quarter. Net income for the six months ended July 26, 2008 was $394.1 million, or $0.88 per diluted share, versus $221.1 million, or $0.47 per diluted share, in the same period last year. The Bob’s Stores impairment charge adversely affected fiscal 2009 second quarter net income by $10 million, or

$0.02 per share. This second quarter impairment charge also reduced six-month net income by $0.02 per share, which was offset by a first quarter tax benefit of $0.02 per share. The charge relating to the Computer Intrusion adversely affected last year’s second quarter net income by $118 million, or $0.25 per share and last year’s six-month period by $130 million, or $0.27 per share. Changes in currency exchange rates did not have a significant impact on fiscal 2009 second quarter and year-to-date earnings.
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
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26,	July 28,	July 26,	July 28,
Dollars in millions	2008	2007	2008	2007

Net sales	$2,957.2	$2,815.6	$5,759.5	$5,545.1
Segment profit	$298.1	$252.0	$576.6	$524.6
Segment profit as a percentage of net sales	10.1%	9.0%	10.0%	9.5%
Percent increase in same store sales	3%	3%	2%	1%
Stores in operation at end of period			1,646	1,594
Selling square footage at end of period (in thousands)			40,308	39,078
Net sales for Marmaxx increased 5% for the second quarter of fiscal 2009 as compared to the same period last year and increased 4% for the six months ended July 26, 2008 as compared to the same period last year. Same store sales for Marmaxx increased 3% for the second quarter and 2% for the six-month period. We executed our off-price fundamentals well during the second quarter, and as a result of our liquid inventory position, we invested inventory dollars in fashion trends with high customer demand.
Sales at Marmaxx for both the second quarter and six-month periods reflected increased customer traffic and same store sales increases in footwear and accessories, as well as children’s apparel. During the six months ended July 26, 2008, we added 134 expanded footwear departments to Marshalls stores, and intend to add expanded footwear departments in a total of approximately 200 stores in fiscal 2009. Although home categories at Marmaxx underperformed in the second quarter and the first half of fiscal 2009, their trend improved over the comparable periods last year as initiatives taken by management to reduce inventory levels and increase inventory turn of the home categories are starting to take effect. Geographically, same store sales in the Northeast and Mid-Atlantic regions were above the chain average, while same store sales in the West Coast and Florida were below the chain average for both the second quarter and first half of fiscal 2009.
Segment profit for the second quarter ended July 26, 2008 grew to $298.1 million, an 18% increase compared to last year’s second quarter. Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) increased to 10.1% from 9.0% last year. Segment profit for the six months ended July 26, 2008 increased 10% to $576.6 million, compared to the same period last year. Segment profit margin was 10.0% for the six-month period in fiscal 2009 versus 9.5% last year. The increase in segment margin for both periods was driven by improved merchandise margins, which were up 0.7 percentage points for the quarter and 0.4 percentage points for the six months ended July 26, 2008. The merchandise margin improvement was achieved despite higher fuel costs and was largely driven by reduced markdowns. The improvement in segment margin for this year’s second quarter and six-month period also reflected strong expense controls, especially in store operating costs and administrative expenses. These gains were partially offset by an increase in occupancy and other buying costs as a percentage of net sales.

As of July 26, 2008, Marmaxx’s average per store inventories, including inventory on hand at its distribution centers, were down 2% as compared to inventory levels at the same time last year. This compares to average per store inventories at July 28, 2007 that were essentially flat to those of the prior year period.
Winners and HomeSense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26,	July 28,	July 26,	July 28,
U.S. Dollars in millions	2008	2007	2008	2007

Net sales	$538.7	$466.2	$1,027.1	$860.8
Segment profit	$60.4	$47.6	$101.3	$74.4
Segment profit as a percentage of net sales	11.2%	10.2%	9.9%	8.6%
Percent increase in same store sales:
U.S. currency	12%	12%	16%	7%
Local currency	6%	7%	5%	5%
Stores in operation at end of period
Winners			196	185
HomeSense			73	70

Total Winners and HomeSense			269	255

Selling square footage at end of period (in thousands)
Winners			4,502	4,254
HomeSense			1,398	1,337

Total Winners and HomeSense			5,900	5,591

Net sales for Winners and HomeSense increased 16% for the second quarter ended July 26, 2008 over last year’s second quarter and increased 19% for the six-month period over the same period last year. Currency exchange accounted for approximately one-half of the sales increase in both the quarter and year-to-date periods. In local currency, which we feel better reflects our operating performance, same store sales increased 6% for the fiscal 2009 second quarter compared to an increase of 7% for the second quarter last year, and increased 5% for the six-month period this year compared to a 5% same store sales increase for the same period last year. Same store sales for the periods ended July 26, 2008 were positively impacted by sales of outerwear, home, footwear, jewelry and accessories. HomeSense continued to perform well, favorably impacting same store sales in fiscal 2009.
Segment profit for the current year’s second quarter increased 27% to $60.4 million, and segment margin increased from 10.2% last year to 11.2%. Currency exchange rates accounted for approximately one-third of the growth in segment profit in this year’s second quarter. Segment profit for the six months ended July 26, 2008 increased 36% to $101.3 million, and segment margin increased 1.3 percentage points to 9.9%. Currency exchange rates accounted for approximately 20% of the growth in the six-month segment profit. The increase in segment profit margins was primarily driven by strong merchandise margins. Merchandise margins were positively impacted by increased markon and lower markdowns. The improvement in merchandise margins was partially offset by an increase in distribution costs as a percentage of net sales.

T.K. Maxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26,	July 28,	July 26,	July 28,
U.S. Dollars in millions	2008	2007	2008	2007

Net sales	$547.6	$484.5	$1,042.8	$927.1
Segment profit	$13.7	$16.2	$15.2	$20.8
Segment profit as a percentage of net sales	2.5%	3.3%	1.5%	2.2%
Percent increase in same store sales
U.S. currency	4%	15%	5%	18%
Local currency	5%	7%	5%	8%
Stores in operation at end of period*			237	212
Selling square footage at end of period (in thousands)*			5,356	4,724

*	Includes six HomeSense stores as of July 26, 2008 with a selling square footage of 88 (in thousands)
T.K. Maxx’s net sales for the second quarter ended July 26, 2008 increased 13% compared to the same period last year and fiscal 2009 six-month net sales increased 12% over the same period last year. Currency exchange rates negatively impacted sales by approximately $7 million for the second quarter of fiscal 2009 and approximately $3 million for the six-month period in the current year. In local currency, T.K. Maxx’s same store sales increased 5% for the second quarter this year compared to a same store sales increase of 7% for last year’s second quarter. For the first six months of fiscal 2009 in local currency, same store sales increased 5% this year versus 8% last year. Same store sales for footwear and accessories and most women’s apparel categories performed above the chain average, while home fashions were below the chain average.
Segment profit for the current year’s second quarter decreased 15% to $13.7 million, and segment margin decreased 0.8 percentage points compared to last year’s second quarter. Segment profit for the fiscal 2009 six-month period decreased 27% to $15.2 million, while segment margin for that period decreased to 1.5% compared to the same period last year. Currency exchange rates had no significant impact on segment profit in either the second quarter or the six-month period. The decreases in T.K. Maxx’s segment margins for both the quarter and six months this year were due to our expansion of T.K. Maxx into Germany and HomeSense into the U.K. These operations reduced segment margin by 1.4 percentage points in the fiscal 2009 second quarter and by 1.3 percentage points in the fiscal 2009 six-month period, offsetting what would otherwise have been increases in segment margin, primarily due to improved merchandise margins at T.K. Maxx stores in the U.K. and Ireland.
As of July 26, 2008 T.K. Maxx operated eight T.K. Maxx stores in Germany and six HomeSense stores in the U.K. We plan to open two more T.K. Maxx stores in Germany by the end of fiscal 2009, which are expected to continue to adversely affect the segment profit in fiscal 2009 and the comparisons to prior periods.
HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26,	July 28,	July 26,	July 28,
Dollars in millions	2008	2007	2008	2007

Net sales	$350.4	$327.3	$713.9	$660.4
Segment profit	$2.2	$8.9	$11.1	$19.1
Segment profit as a percentage of net sales	0.6%	2.7%	1.5%	2.9%
Percent (decrease) increase in same store sales:	(1)%	5%	1%	4%
Stores in operation at end of period			297	273
Selling square footage at end of period (in thousands)			5,691	5,249
HomeGoods’ net sales for the second quarter of fiscal 2009 increased 7% compared to the same period last year, and for the first six months of fiscal 2009, net sales increased 8% over the same period last year. Same store sales decreased 1% for the second quarter of fiscal 2009, versus an increase of 5% for the same period last year. Segment margin for the quarter and six-month periods was down from the same periods last year. Although HomeGoods experienced an increase in customer traffic, we had some merchandise mix issues (primarily too large a percentage of high-ticket items), especially in regions that have been hit hard by the weak housing market. This resulted in our being aggressive with markdowns in July 2008 in order to improve our inventory position as we entered the third quarter. Merchandise margins declined in both periods primarily due to these increased markdowns as well as higher fuel costs, which affect HomeGoods to a greater extent than our other divisions because of the higher freight costs for shipping home products. We have initiatives in place designed to mitigate the increase in fuel costs, which we expect to begin to benefit HomeGoods in the second half of the current year. In addition, HomeGoods experienced deleverage on operating costs as a result of the weak same store sales performance.
A.J. Wright

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26,	July 28,	July 26,	July 28,
Dollars in millions	2008	2007	2008	2007

Net sales	$160.5	$148.5	$314.7	$292.7
Segment (loss)	$(0.8)	$(1.7)	$(1.7)	$(4.7)
Segment (loss) as a percentage of net sales	(0.5)%	(1.1)%	(0.5)%	(1.6)%
Percent increase in same store sales	6%	6%	6%	4%
Stores in operation at end of period			132	128
Selling square footage at end of period (in thousands)			2,631	2,561
A.J. Wright’s net sales increased 8% for both the second quarter and six-month periods ending July 26, 2008 as compared to the same periods last year. A.J. Wright’s fiscal 2009 operating loss decreased from the prior year for both the second quarter and six-month periods, primarily due to improved merchandise margin and a reduction in occupancy costs as a percentage of net sales and the impact of cost containment initiatives. A.J. Wright continues to improve its merchandising and advertising effectiveness.
Bob’s Stores

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26,	July 28,	July 26,	July 28,
Dollars in millions	2008	2007	2008	2007

Net sales	$66.9	$71.2	$127.5	$135.2
Segment (loss)	$(19.8)	$(3.5)	$(26.8)	$(10.0)
Segment (loss) as a percentage of net sales	(29.6)%	(4.9)%	(21.0)%	(7.4)%
Percent (decrease) increase in same store sales:	(5)%	10%	(4)%	5%
Stores in operation at end of period			34	34
Selling square footage at end of period (in thousands)			1,242	1,242
Bob’s Stores net sales decreased 6% for the both the second quarter and six months ended July 26, 2008 as compared to the same periods last year. Same store sales decreased 5% for the fiscal 2009 second quarter and decreased 4% for the six-month period as compared to the same periods last year. At July 26, 2008, we evaluated Bob’s Stores long-lived assets and intangible assets and recorded a pre-tax impairment charge of $16 million. Bob’s Stores segment loss for both periods in fiscal 2009 reflected this impairment charge. Our assessment of the likely potential outcomes for Bob’s Stores as of the balance sheet date led us to take the impairment charge.
On August 19, 2008, we announced the sale of our Bob’s Stores division to private equity firms, Versa Capital Management and Crystal Capital. As discussed in Note 3 to the financial statements and in the Business Overview, the loss on the sale will be reported as discontinued operations in the third quarter of fiscal 2009. In addition, all historical results for Bob’s Stores presented in our future filings will be reclassified to discontinued operations.

General corporate expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26,	July 28,	July 26,	July 28,
In millions	2008	2007	2008	2007

General corporate expense	$33.6	$33.0	$64.2	$56.1
General corporate expense for segment reporting purposes refers to those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The general corporate expense for the second quarter compared to last year’s second quarter was flat. The increase in general corporate expense for the first six months this year reflected an increase in professional fees and corporate support costs, some of which was due to timing issues. We expect full year general corporate expense to be comparable to prior year levels.
Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $468 million for the six months ended July 26, 2008, an increase of $244 million over the $224 million provided for the six months ended July 28, 2007. Net income, after adjusting for the non-cash impact of depreciation and the Bob’s Stores impairment charge of $16 million this fiscal year, provided cash of $610 million in fiscal 2009, compared to $402 million last year. The change in deferred income taxes favorably impacted cash flows this year by $60 million, while last year deferred income taxes reduced cash flows by $67 million. Last year’s deferred taxes reflected the non-cash tax benefit of $71 million relating to the establishment of the Computer Intrusion reserve. The favorable impact on deferred income taxes this year reflected the tax treatment of payments against the Computer Intrusion reserve and the exercise of stock options. Also favorably impacting this year’s cash flow from operations as compared to the prior year was a reduction in prepaid expenses due to last year’s pre-funding of medical costs of approximately $37 million. Partially offsetting the favorable changes in cash flows was the change in merchandise inventory, net of the related change in accounts payable, which resulted in a use of cash of $139 million in fiscal 2009, compared to $113 million last year, as well as the unfavorable change in accrued expenses and other liabilities. Last year, the increase in accrued expenses and other liabilities reflected $178.1 million for the pre-tax reserve established for the Computer Intrusion, which favorably impacted cash flows. This fiscal year, the increase in accrued expenses reflected the favorable cash impact of $115.2 million for checks outstanding (book overdrafts on zero balance cash accounts) offset by approximately $40 million of expenditures against the Computer Intrusion reserve.
Investing activities relate primarily to property additions for new stores, store improvements and renovations and investment in our distribution network. Cash outlays for property additions amounted to $259 million in the six months ended July 26, 2008, compared to $217 million in the same period last year. We anticipate that capital spending for fiscal 2009 will be approximately $575 million.
Cash flows from financing activities consist primarily of our share repurchase program. During the six months ended July 26, 2008, we repurchased and retired 14.0 million shares of our common stock at a cost of $450.0 million. We record the repurchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. In last year’s first quarter, our share repurchase activity had been temporarily suspended due to the discovery of the Computer Intrusion. We resumed our share repurchase activity at the end of last year’s first quarter, spending $332.6 million on the repurchase of our common stock in the six months ended July 28, 2007. Under the $1 billion stock repurchase program authorized in January 2007, we repurchased 31.8 million shares of our common stock at a cost of $964.1 million as of July 26, 2008. In February 2008, our Board of Directors approved a new $1 billion stock repurchase program which was in addition to our existing $1 billion plan authorized in January 2007, under which $35.9 million remained at July 26, 2008.
The $517.5 million aggregate principal amount of our zero coupon convertible subordinated notes (which are due in February 2021) are convertible into 16.9 million shares of common stock under certain conditions, including if the closing sale price of our common stock reaches specified trigger prices. The convertible notes were convertible during the second quarter of fiscal 2009 and will be convertible in the third quarter of fiscal 2009 because our stock price met the trigger prices during the applicable periods. The trigger prices will have to be met during applicable periods for the notes to remain convertible in future periods. There were a nominal amount of notes converted during the second quarter.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. We have a $500 million revolving credit facility maturing May 5, 2010 and a $500 million revolving credit facility maturing May 5, 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as backup to our commercial paper program. We had no outstanding short-term borrowings at July 26, 2008 and July 28, 2007. The availability under revolving credit facilities was $1 billion at July 26, 2008 and July 28, 2007. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
Recently Issued Accounting Pronouncements
See Note 18 to our unaudited consolidated financial statements included in this quarterly report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
Forward-looking Statements
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: matters relating to the Computer Intrusion including potential losses that could exceed our reserve, potential effects on our reputation and sales, compliance with orders and other consequences to the value of our Company and related value of our stock; our ability to successfully expand our store base and increase same store sales; risks of expansion and costs of contraction; risks inherent in foreign operations; our ability to successfully implement our opportunistic buying strategies and to manage our inventories effectively; successful advertising and promotion; consumer confidence, demand, spending habits and buying preferences; effects of unseasonable weather; competitive factors; availability of store and distribution center locations on suitable terms; our ability to recruit and retain associates; factors affecting expenses; success of our acquisition and divestiture activities; our ability to successfully implement technologies and systems and protect data; our ability to continue to generate adequate cash flows; our ability to execute our share repurchase program; availability and cost of financing; general economic conditions, including fluctuations in the price of oil; potential disruptions due to wars, natural disasters and other events beyond our control; changes in currency and exchange rates; issues with merchandise quality and safety; import risks; adverse outcomes for any significant litigation; compliance with and changes in laws and regulations and accounting rules and principles; adequacy of reserves; closing adjustments; failure to meet market expectations; and other factors that may be described in our filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not enter into derivatives for speculative or trading purposes.
Foreign Currency Exchange Rate Risk
     We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx and HomeSense) operations. As more fully described in Notes A and E to the consolidated financial statements, on pages F-7 through F-10 and F-13 through F-15 of the Annual Report on Form 10-K for the fiscal year ended January 26, 2008, we hedge a significant portion of our net investment in foreign operations, intercompany transactions with these operations, and certain merchandise purchase commitments incurred by these operations, with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. Most of these gains and losses are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of July 26, 2008, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We occasionally enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding. As of July 26, 2008, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Market Risk
     The assets of our qualified pension plan, a large portion of which is invested in equity securities, are subject to the risks and uncertainties of the public stock market. We allocate the pension assets in a manner that attempts to minimize and control our exposure to these market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility. As such it is reasonably possible that changes in the values of investments will occur in the near term and such changes could have a material affect on the amounts reported.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 26, 2008 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended July 26, 2008 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On July 29, 2008, the United States Federal Trade Commission by order served on the Company on August 7, 2008 approved the settlement agreement with the Company executed in March 2008, FTC Docket No. C-4227 and File No. 072-3055. The Company agreed to establish, implement and maintain a comprehensive information security program with respect to consumer personal information, which the Company had already begun implementing in early 2008. The Company agreed to obtain an independent assessment of its information security program every two years for the next 20 years. TJX cooperated fully in the FTC investigation, did not admit any wrongdoing in the settlement and will not pay any fine or damages.
The named plaintiffs stipulated to the dismissal of their individual claims in the putative class actions consolidated in the United States District Court for the District of Kansas, In re: The TJX Companies, Inc. Fair and Accurate Credit Transactions Act (FACTA) Litigation, MDL Docket No. 1853, putatively on behalf of persons in the United States to whom TJX provided payment card receipts in alleged violation of FACTA, some following class discovery by the Company and some based on a settlement with them following an applicable change in FACTA. The actions were dismissed prior to any ruling on class certification.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
     The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2009 and the average price paid per share are as follows:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares
			Purchased as Part of a	that May Yet be
	Number of Shares	Average Price Paid	Publicly Announced	Purchased Under the
	Repurchased	Per Share(1)	Plan or Program(2)	Plans or Programs

April 27, 2008 through May 24, 2008	2,199,157	$31.83	2,199,157	$190,919,727

May 25, 2008 through June 28, 2008	2,639,373	$32.20	2,639,373	$105,919,769

June 29, 2008 through July 26, 2008	2,138,179	$32.74	2,138,179	$35,919,770

Total:	6,976,709		6,976,709

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	The $225 million of repurchases made during the second quarter of fiscal 2009 was made under a $1 billion stock repurchase program authorized in January 2007. In February 2008, our Board of Directors authorized an additional multi-year stock repurchase plan of $1 billion, which is in addition to the January 2007 plan, under which $36 million remained as of July 26, 2008.

Item 4 Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on June 3, 2008. The following actions were taken at the Annual Meeting:

Election of Directors	For	Withheld
Jose B. Alvarez	379,604,691	5,486,442
Alan M. Bennett	379,555,642	5,535,491
David A. Brandon	239,206,225	145,884,908
Bernard Cammarata	356,028,475	29,062,658
David T. Ching	363,704,085	21,387,048
Michael F. Hines	363,766,968	21,324,165
Amy B. Lane	363,765,615	21,325,518
Carol Meyrowitz	356,327,855	28,763,278
John F. O’Brien	355,785,524	29,305,609
Robert F. Shapiro	355,446,799	29,644,334
Willow B. Shire	339,733,608	45,357,525
Fletcher H. Wiley	355,695,264	29,395,869
Proposal 2
Ratification of appointment of independent registered public accounting firm:

For	373,122,215
Against	8,550,026
Abstain	3,418,892
Shareholder Proposal 3
Proposal presented by certain shareholders regarding election of Directors by majority vote:

For	180,718,428
Against	175,392,553
Abstain	3,645,589
Broker non-votes	25,334,563
Shareholder Proposal 4
Proposal presented by certain shareholders regarding implementation of the MacBride Principals:

For	30,304,478
Against	251,033,599
Abstain	78,418,493
Broker non-votes	25,334,563

Item 6. Exhibits

10.1
The Employment Agreement between the TJX Companies, Inc. and Donald G. Campbell, dated June 6, 2008 is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 6, 2008.

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

THE TJX COMPANIES, INC. (Registrant)
Date: August 22, 2008	/s/ Nirmal K. Tripathy
Nirmal K. Tripathy, Chief Financial Officer, on
behalf of The TJX Companies, Inc. and as Principal Financial and Accounting Officer of The TJX Companies, Inc.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
The Employment Agreement between the TJX Companies, Inc. and Donald G. Campbell, dated June 6, 2008 is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 6, 2008.

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