Form 10-Q
period 2008-10-25
TJX COMPANIES INC /DE/
filed 2008-11-21
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 25, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑.
The number of shares of registrant’s common stock outstanding as of October 25, 2008: 416,340,031

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	October 25,	October 27,
	2008	2007
Net sales	$4,761,530	$4,658,718

Cost of sales, including buying and occupancy costs	3,528,009	3,480,607
Selling, general and administrative expenses	816,814	771,737
Provision (credit) for Computer Intrusion related costs	(7,000)	—
Interest expense, net	5,449	3,053

Income from continuing operations before provision for income taxes	418,258	403,321
Provision for income taxes	164,141	152,060

Income from continuing operations	254,117	251,261

(Loss) from discontinued operations, net of income taxes	(18,268)	(1,800)

Net income	$235,849	$249,461

Basic earnings per share:
Income from continuing operations	$0.61	$0.57
(Loss) from discontinued operations, net of income taxes	$(0.04)	$(0.00)
Net income	$0.57	$0.57
Weighted average common shares — basic	417,107	439,256

Diluted earnings per share:
Income from continuing operations	$0.58	$0.54
(Loss) from discontinued operations, net of income taxes	$(0.04)	$(0.00)
Net income	$0.54	$0.54
Weighted average common shares — diluted	440,749	464,534

Cash dividends declared per share	$0.11	$0.09
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	October 25,	October 27,
	2008	2007
Net sales	$13,619,480	$12,944,850

Cost of sales, including buying and occupancy costs	10,234,044	9,768,898
Selling, general and administrative expenses	2,330,487	2,191,394
Provision (credit) for Computer Intrusion related costs	(7,000)	215,922
Interest expense (income), net	9,764	(423)

Income from continuing operations before provision for income taxes	1,052,185	769,059
Provision for income taxes	387,995	290,490

Income from continuing operations	664,190	478,569

(Loss) from discontinued operations, net of income taxes	(34,269)	(7,968)

Net income	$629,921	$470,601

Basic earnings per share:
Income from continuing operations	$1.58	$1.07
(Loss) from discontinued operations, net of income taxes	$(0.09)	$(0.02)
Net income	$1.49	$1.05
Weighted average common shares — basic	421,371	447,092

Diluted earnings per share:
Income from continuing operations	$1.50	$1.02
(Loss) from discontinued operations, net of income taxes	$(0.08)	$(0.02)
Net income	$1.42	$1.00
Weighted average common shares — diluted	445,763	472,286

Cash dividends declared per share	$0.33	$0.27
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	October 25,	January 26,	October 27,
	2008	2008	2007
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$387,351	$732,612	$388,131
Accounts receivable, net	166,553	143,289	192,483
Merchandise inventories	3,279,305	2,737,378	3,364,500
Prepaid expenses and other current assets	331,519	215,550	243,928
Current deferred income taxes, net	97,706	163,465	96,701

Total current assets	4,262,434	3,992,294	4,285,743

Property at cost:
Land and buildings	279,247	277,988	277,124
Leasehold costs and improvements	1,727,548	1,785,429	1,773,232
Furniture, fixtures and equipment	2,718,860	2,675,009	2,664,199

Total property at cost	4,725,655	4,738,426	4,714,555
Less accumulated depreciation and amortization	2,561,323	2,520,973	2,496,229

Net property at cost	2,164,332	2,217,453	2,218,326

Property under capital lease, net of accumulated amortization of $16,565; $14,890 and $14,332, respectively	16,007	17,682	18,240
Non-current deferred income taxes, net	—	—	8,878
Other assets	166,184	190,981	228,085
Goodwill and tradename, net of amortization	179,459	181,524	182,966

TOTAL ASSETS	$6,788,416	$6,599,934	$6,942,238

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$2,132	$2,008	$1,968
Short-term debt	105,930	—	—
Accounts payable	1,758,242	1,516,754	1,819,194
Accrued expenses and other liabilities	1,311,287	1,213,987	1,310,924
Federal, foreign and state income taxes payable	46,964	28,244	—

Total current liabilities	3,224,555	2,760,993	3,132,086

Other long-term liabilities	570,290	811,333	808,306
Non-current deferred income taxes, net	99,795	42,903	—
Obligation under capital lease, less portion due within one year	18,759	20,374	20,891
Long-term debt, exclusive of current installments	748,607	833,086	839,349
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 416,340,031; 427,949,533 and 437,017,637, respectively	416,340	427,950	437,018
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(92,102)	(28,685)	(12,864)
Retained earnings	1,802,172	1,731,980	1,717,452

Total shareholders’ equity	2,126,410	2,131,245	2,141,606

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,788,416	$6,599,934	$6,942,238

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 25,	October 27,
	2008	2007
Cash flows from operating activities:
Net income	$629,921	$470,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,025	272,340
Assets of discontinued operations disposed, net of cash	31,328	—
Loss on property disposals and impairment charges	22,504	13,731
Deferred income tax provision (benefit)	26,866	(71,717)
Amortization of stock compensation expense	38,096	42,292
Excess tax benefits from stock compensation expense	(18,971)	(6,032)
Changes in assets and liabilities:
(Increase) in accounts receivable	(33,420)	(71,233)
(Increase) in merchandise inventories	(736,768)	(710,044)
(Increase) in prepaid expenses and other current assets	(24,416)	(38,894)
Increase in accounts payable	349,702	399,578
Increase in accrued expenses and other liabilities	157,928	246,133
Other	(16,960)	31,325

Net cash provided by operating activities	726,835	578,080

Cash flows from investing activities:
Property additions	(443,008)	(406,078)
Proceeds from sale of discontinued operations, net of cash sold	4,804	—
Cash payments for costs associated with sale of discontinued operations	(5,647)	—
Proceeds from repayments on note receivable	602	560

Net cash (used in) investing activities	(443,249)	(405,518)

Cash flows from financing activities:
Proceeds from borrowing of short-term debt	105,930	—
Payments on capital lease obligation	(1,491)	(1,377)
Cash payments for repurchase of common stock	(667,099)	(639,259)
Proceeds from sale and issuance of common stock	141,133	103,519
Excess tax benefits from stock compensation expense	18,971	6,032
Cash dividends paid	(131,136)	(112,267)

Net cash (used in) financing activities	(533,692)	(643,352)

Effect of exchange rates on cash	(95,155)	2,252

Net (decrease) in cash and cash equivalents	(345,261)	(468,538)
Cash and cash equivalents at beginning of fiscal year	732,612	856,669

Cash and cash equivalents at end of period	$387,351	$388,131

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
	Shares	$1	Capital	Income (Loss)	Earnings	Total
Balance, January 26, 2008	427,950	$427,950	$—	$(28,685)	$1,731,980	$2,131,245
Comprehensive income:
Net income	—	—	—	—	629,921	629,921
(Loss) due to foreign currency translation adjustments	—	—	—	(147,841)	—	(147,841)
Gain on net investment hedge contracts	—	—	—	84,853	—	84,853
Gain on cash flow hedge contract	—	—	—	856	—	856
Recognition of prior service cost and deferred gains/losses	—	—	—	(905)	—	(905)
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	—	—	(380)	—	(380)

Total comprehensive income						566,504
Cash dividends declared on common stock	—	—	—	—	(138,654)	(138,654)
Restricted stock awards granted	170	170	(170)	—	—	—
Amortization of stock compensation expense	—	—	38,096	—	—	38,096
Issuance of common stock upon conversion of convertible debt	1,717	1,717	39,326	—	—	41,043
Issuance of common stock under stock incentive plan and related tax effect	7,280	7,280	148,982	—	—	156,262
Common stock repurchased	(20,777)	(20,777)	(225,247)	—	(421,075)	(667,099)
Stock options repurchased	—	—	(987)	—	—	(987)

Balance, October 25, 2008	416,340	$416,340	$—	$(92,102)	$1,802,172	$2,126,410

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
1.	The results for the first nine months are not necessarily indicative of results for the full fiscal year because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 26, 2008 (“fiscal 2008”).
3.	Effective August 19, 2008, TJX sold Bob’s Stores and reclassified its operating results for the third quarter of the fiscal year ending January 31, 2009 (“fiscal 2009”) and all prior periods to discontinued operations. Prior to the sale, in fiscal 2009, Bob’s Stores had net sales of $148.0 million and recorded an after-tax operating loss of $16 million, including a second quarter impairment charge of $10 million (after-tax). The sale of Bob’s Stores resulted in a loss on disposal (including expenses relating to sale) of $18 million, which is net of tax benefits of $13 million. The net carrying value of Bob’s Stores assets sold amounted to $33 million which was primarily merchandise inventory of $56 million offset by merchandise payable of $21 million. TJX remains contingently liable on several of the Bob’s Stores leases which are discussed in Note 7 to the consolidated interim financial statements.
The following is the net sales and pre-tax operating results of Bob’s stores for all periods prior to the sale that have been reclassified to discontinued operations:

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 25,	October 27,	October 25,	October 27,
In thousands	2008	2007	2008	2007

Net sales	$20,507	$78,773	$147,974	$214,020
Segment income (loss)	$997	$(2,933)	$(25,761)	$(12,978)
4.	TJX suffered an unauthorized intrusion or intrusions (collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered during the fourth quarter of the fiscal year ended January 27, 2007 (“fiscal 2007”) and in which TJX believes customer data were stolen. Since the discovery of the Computer Intrusion through the end of the fiscal 2009 third quarter, TJX had cumulatively expensed $195 million with respect to the Computer Intrusion, including costs incurred prior to establishment of a $178.1 million pre-tax reserve in the fiscal 2008 second quarter. The reserve was subsequently reduced by $19 million in the fiscal 2008 fourth quarter and by $7 million in the current fiscal 2009 third quarter. The fiscal 2009 third quarter reduction in the reserve of $7 million increased net income by approximately $4 million, or $0.01 per share, for both the quarter and nine-months ended October 25, 2008. Costs relating to the Computer Intrusion incurred and paid after establishment of the reserve are charged against the reserve, which is included in accrued expenses and other liabilities on the balance sheet.

As of October 25, 2008, the reserve balance was $58 million, which reflects TJX’s current estimation of remaining probable losses (in accordance with generally accepted accounting principles) with respect to the Computer Intrusion. This balance also includes TJX’s current estimation of total potential cash liabilities from pending litigation, proceedings, investigations and other claims, as well as legal, monitoring, reporting and other costs arising from the Computer Intrusion. As an estimate, the reserve is subject to uncertainty, actual costs may vary from TJX’s current estimate and such variations may be material. TJX may decrease or increase the amount of the reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses and insurance and for other changes.
5.	Total stock-based compensation expense was $13.4 million for the quarter ended October 25, 2008 and $12.3 million for the quarter ended October 27, 2007. Total stock-based compensation expense was $38.1 million for the nine months ended October 25, 2008 and $42.3 million for the nine months ended October 27, 2007. These amounts include stock option expense as well as restricted stock amortization. There were options to purchase 2.0 million and 7.4 million shares of common stock exercised during the third quarter and nine months ended October 25, 2008, respectively. There were options to purchase 32.2 million shares of common stock outstanding as of October 25, 2008.

6.	TJX’s cash payments for interest and income taxes were as follows:

	Thirty-Nine Weeks Ended
	October 25,	October 27,
In thousands	2008	2007

Cash paid for:
Interest on debt	$17,374	$19,745
Income taxes	$313,903	$375,820
7.	TJX has a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with 34 discontinued A.J. Wright stores that were closed in the fourth quarter of fiscal 2007 as well as leases of former TJX businesses. As a result of the sale of Bob’s Stores, TJX reserved approximately $3.4 million for 2 Bob’s stores locations which the buyer can put back to TJX and is considered probable. This was offset by a comparable amount due to favorable settlements on several A.J. Wright locations. The balance in the reserve and the activity for respective periods are presented below:

	Thirty-Nine Weeks Ended
	October 25,	October 27,
In thousands	2008	2007

Balance at beginning of year:	$46,076	$57,677
Additions to the reserve charged to net income:
Interest accretion	1,365	1,365
Cash charges against the reserve:
Lease related obligations	(5,873)	(8,064)
Termination benefits and all other	—	(2,149)

Balance at end of period:	$41,568	$48,829

TJX may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, a former TJX business, and on 8 additional Bob’s Stores leases. The reserve for discontinued operations does not reflect these leases because TJX currently believes that the likelihood of any future liability to TJX is not probable.

8.	TJX’s comprehensive income information is presented below:

	Thirteen Weeks Ended
	October 25,	October 27,
In thousands	2008	2007

Net income	$235,849	$249,461
Other comprehensive income (loss):
(Loss) gain due to foreign currency translation adjustments, net of related tax effects	(146,869)	29,092
Gain (loss) on net investment hedge contracts, net of related tax effects	87,982	(15,323)
Gain (loss) on cash flow hedge contract, net of related tax effects	530	(618)
Recognition of prior service cost and deferred gains/losses	(92)	—
Amount of cash flow hedge reclassified from other comprehensive income to net income	(170)	(1,032)

Total comprehensive income	$177,230	$261,580

	Thirty-Nine Weeks Ended
	October 25,	October 27,
In thousands	2008	2007

Net income	$629,921	$470,601
Other comprehensive income (loss):
(Loss) gain due to foreign currency translation adjustments, net of related tax effects	(147,841)	53,497
Gain (loss) gain on net investment hedge contracts, net of related tax effects	84,853	(30,873)
Gain on cash flow hedge contract, net of related tax effects	856	153
Recognition of prior service cost and deferred gains/losses	(905)	—
Amount of cash flow hedge reclassified from other comprehensive income to net income	(380)	(1,652)

Total comprehensive income	$566,504	$491,726

9.	The computation of TJX’s basic and diluted earnings per share (EPS) is as follows:

	Thirteen Weeks Ended
	October 25,	October 27,
In thousands, except per share data	2008	2007

Basic earnings per share
Income from continuing operations	$254,117	$251,261
Weighted average common shares outstanding for basic EPS	417,107	439,256

Basic earnings per share — continuing operations	$0.61	$0.57

Diluted earnings per share
Income from continuing operations	$254,117	$251,261
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1,203	1,183

Income from continuing operations used for diluted EPS calculation	$255,320	$252,444

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	417,107	439,256
Assumed conversion / exercise/vesting of:
Stock options and awards	6,788	8,373
Zero coupon convertible subordinated notes	16,854	16,905

Weighted average common shares outstanding for diluted EPS	440,749	464,534

Diluted earnings per share — continuing operations	$0.58	$0.54

	Thirty-Nine Weeks Ended
	October 25,	October 27,
In thousands, except per share data	2008	2007

Basic earnings per share
Income from continuing operations	$664,190	$478,569
Weighted average common shares outstanding for basic EPS	421,371	447,092

Basic earnings per share — continuing operations	$1.58	$1.07

Diluted earnings per share
Income from continuing operations	$664,190	$478,569
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	3,600	3,529

Income from continuing operations used for diluted EPS calculation	$667,790	$482,098

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	421,371	447,092
Assumed conversion / exercise/vesting of:
Stock options and awards	7,504	8,289
Zero coupon convertible subordinated notes	16,888	16,905

Weighted average common shares outstanding for diluted EPS	445,763	472,286

Diluted earnings per share — continuing operations	$1.50	$1.02
Weighted average common shares for diluted earnings per share exclude the incremental effect related to any outstanding stock options, the exercise price of which is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 5.2 million options excluded for the thirteen weeks and thirty-nine weeks ended October 25, 2008. There were options to purchase 42,000 shares excluded for the thirteen weeks and 5.7 million shares for the thirty-nine weeks ended October 27, 2007.

TJX’s $464.9 million aggregate principal amount of zero coupon convertible subordinated notes (which are due in February 2021) are convertible into 15.2 million shares of TJX common stock under certain conditions, including if the closing sale price of TJX common stock reaches specified trigger prices. The convertible notes were convertible during the third quarter of fiscal 2009 but will not be convertible during the fourth quarter of fiscal 2009, because TJX’s stock price did not meet the trigger prices during relevant periods. The trigger prices will have to be met during applicable periods for the notes to be convertible in future quarters. There were 52,552 notes with a carrying value of $41.0 million converted, primarily during the third quarter of fiscal 2009, resulting in the issuance of 1.7 million shares of common stock.

10.	During the quarter ended October 25, 2008, TJX repurchased and retired 7.2 million shares of its common stock at a cost of $226.0 million. For the nine months ended October 25, 2008, TJX repurchased and retired 21.2 million shares of its common stock at a cost of $676.1 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its repurchase programs of $667.1 million for the nine months ended October 25, 2008, and $639.3 million for the same period last year, primarily funded by cash generated from operations. In August 2008, TJX completed the $1 billion stock repurchase program authorized in January 2007, repurchasing 15.0 million shares of common stock at a cost of $486.0 million. Under the $1 billion stock repurchase program authorized in February 2008, TJX repurchased 6.2 million shares of common stock at a cost of $190.1 million through the third quarter of fiscal 2009 and $809.9 million remained available at October 25, 2008. All shares repurchased under the stock repurchase programs have been retired.
11.	In the United States our T.J Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright each is reported as a separate segment. TJX’s stores operated in Canada (Winners, HomeSense and StyleSense) are reported in the Winners segment and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported in the T.K. Maxx segment. TJX evaluates the performance of its segments based on “segment profit or loss,” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity. The Provision for Computer Intrusion related costs is not allocated to the segments. These charges are not directly attributable to any of the segments and are not considered when assessing performance of the segment or allocating resources to the segment.

Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	October 25,	October 27,
In thousands	2008	2007

Net sales:
Marmaxx	$3,058,207	$3,008,842
Winners	576,971	558,903
T.K. Maxx	579,775	567,924
HomeGoods	382,864	371,775
A.J. Wright	163,713	151,274

	$4,761,530	$4,658,718

Segment profit (loss):
Marmaxx	$278,661	$309,413
Winners	109,782	68,493
T.K. Maxx	48,212	39,883
HomeGoods	14,675	25,088
A.J. Wright	(788)	(2,272)

	450,542	440,605

General corporate expenses	33,835	34,231
Provision (credit) for Computer Intrusion related costs	(7,000)	—
Interest expense, net	5,449	3,053

Income from continuing operations before provision for income taxes	$418,258	$403,321

	Thirty-Nine Weeks Ended
	October 25,	October 27,
In thousands	2008	2007

Net sales:
Marmaxx	$8,817,687	$8,553,973
Winners	1,604,049	1,419,707
T.K. Maxx	1,622,586	1,495,032
HomeGoods	1,096,726	1,032,181
A.J. Wright	478,432	443,957

	$13,619,480	$12,944,850

Segment profit (loss):
Marmaxx	$855,222	$834,042
Winners	211,068	142,884
T.K. Maxx	63,420	60,709
HomeGoods	25,738	44,174
A.J. Wright	(2,438)	(6,968)

	1,153,010	1,074,841

General corporate expenses	98,061	90,283
Provision (credit) for Computer Intrusion related costs	(7,000)	215,922
Interest expense (income), net	9,764	(423)

Income from continuing operations before provision for income taxes	$1,052,185	$769,059

12.	The following represents TJX’s net periodic pension cost and related components:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
	October 25,	October 27,	October 25,	October 27,
In thousands	2008	2007	2008	2007

Service cost	$7,210	$6,870	$276	$349
Interest cost	7,757	6,123	1,064	733
Expected return on plan assets	(8,594)	(8,013)	—	—
Amortization of prior service cost	4	14	32	31
Recognized actuarial losses	—	—	671	252

Total expense	$6,377	$4,994	$2,043	$1,365

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 25,	October 27,	October 25,	October 27,
In thousands	2008	2007	2008	2007

Service cost	$22,804	$26,028	$801	$745
Interest cost	21,534	18,474	2,524	2,150
Expected return on plan assets	(25,777)	(24,194)	—	—
Amortization of prior service cost	33	43	94	93
Recognized actuarial losses	—	—	953	592
Special termination benefit	—	—	—	168

Total expense	$18,594	$20,351	$4,372	$3,748

As a result of a voluntary funding contribution of $25 million made in fiscal 2008 and contributions made in prior years, there was no required funding of the funded pension plan in the first nine months of fiscal 2009. TJX will evaluate whether it will make voluntary funding contributions in the fourth quarter of fiscal 2009 based upon the funded status of the plan at fiscal year end.

During the fourth quarter of fiscal 2006, TJX amended its postretirement medical plan to eliminate all plan benefits for all active associates and modified the benefit to retirees then enrolled in the plan. The plan amendment replaced the previous medical benefits with a defined amount that approximates the retirees’ cost of enrollment in the Medicare Plan. The reduction in the liability related to this plan amendment is being amortized over the remaining lives of the current participants. The postretirement medical plan generated pre-tax income of approximately $2.5 million in both the nine months ended October 25, 2008 and the nine months ended October 27, 2007.

Effective January 1, 2007, TJX elected to change the measurement date used to determine the Net Periodic Benefit Cost for fiscal 2008 from January 1, 2007 to January 27, 2007 as required under SFAS 158. TJX recorded an adjustment to retained earnings in the first quarter of fiscal 2008 pursuant to this change.

13.	At October 25, 2008, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed-rate obligation to a floating-rate obligation. TJX designated the interest rate swaps as a fair value hedge of the related long-term debt. The fair value of the swap agreements outstanding at October 25, 2008 and October 27,

2007, excluding the estimated net interest receivable, was an asset of $1.0 million in fiscal 2009 and a liability of $1.6 million in the prior year. The valuation of the derivative instruments results in an offsetting fair value adjustment to the debt hedged; accordingly, long-term debt was increased by $1.0 million in fiscal 2009 and decreased $1.6 million in fiscal 2008.

Also at October 25, 2008, TJX had an interest rate swap on the principal amount of its C$235 million three-year note, converting the interest on the note from floating to a fixed rate of interest at approximately 4.136%. The interest rate swap was designated as a cash flow hedge of the underlying debt. The fair value of the contract, excluding the net interest accrual, amounted to a liability of $336,464 (C$429,876) as of October 25, 2008 and an asset of $1.2 million (C$1.2 million) as of October 27, 2007. The valuation of the swap resulted in an offsetting adjustment to other comprehensive income.

14.	TJX has a $500 million revolving credit facility maturing May 2010 and a $500 million revolving credit facility maturing May 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to TJX’s commercial paper program. TJX had $105.9 million of commercial paper borrowings outstanding at October 25, 2008 and no borrowings at October 27, 2007. The availability under revolving credit facilities was $894.1 million at October 25, 2008 and was $1 billion at October 27, 2007.
15.	TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheets include an accrual for in-transit inventory of $410 million at October 25, 2008 and $396 million at October 27, 2007. A liability for a comparable amount is included in accounts payable for the respective period.
16.	TJX adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), in the first quarter of fiscal 2008. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial statement purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the implementation, TJX recognized a charge of approximately $27.2 million to its retained earnings balance at the beginning of fiscal 2008. In addition, as a result of the adoption, certain amounts that were historically netted within other liabilities were reclassified to other assets. As of the adoption date, TJX had $124.4 million of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. TJX had unrecognized tax benefits of $136.1 million as of October 25, 2008 and $136.9 million as of October 27, 2007.

The effective income tax rate was 39.2% for the third quarter this year compared to 37.7% for last year’s third quarter. This year’s third quarter effective rate included the negative impact (0.5 percentage points) of foreign exchange losses on certain intercompany loans not deductible for tax purposes. The increase in the effective income tax rates for the fiscal 2009 third quarter as compared to the fiscal 2008 third quarter resulted largely from TJX’s change in assertion regarding the undistributed earnings of one of its Puerto Rican subsidiaries during the third quarter of last year. Beginning in last year’s third quarter, TJX concluded that the undistributed earnings of its Puerto Rico subsidiary would not be permanently reinvested. As a result, TJX recorded a deferred tax liability for the effect of the undistributed income and, in addition, fully recognized the benefit of accumulated foreign tax credits that had been earned at the subsidiary level. The net impact of this change in assertion was a reduction in fiscal 2008 third quarter effective income tax rate by 1.3 percentage points.

The effective income tax rate for the nine months ended October 25, 2008 was 36.9% as compared to 37.8% for last year’s comparable period. The nine months ended October 25, 2008 included a $15 million reversal of some uncertain tax positions as a result of federal and state filings and a $4 million benefit due to revised guidance on the deductibility of performance-based pay for executive officers and tax benefits relating to TJX’s Puerto Rican subsidiary. On a combined basis, these tax benefits reduced the fiscal 2009 nine-month effective income tax rate by 1.8 percentage points. The majority of these tax benefits were recorded in the first quarter of fiscal 2009. These items were all treated as discrete items in fiscal 2009, and as a result, the entire benefit of the items was included in the income tax provision for the respective quarter of fiscal 2009. The effective income tax rate for last year’s nine-month period reflected the favorable tax effect of TJX’s assertion regarding the undistributed earnings of one of its Puerto Rican subsidiaries, described above, which reduced the fiscal 2008 nine month effective rate by 0.7 percentage points.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $46.9 million as of October 25, 2008 and $42.0 million as of October 27, 2007.

Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented on the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns, which contain positions taken by TJX, may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range of $5.0 million to $70.0 million.

17.	In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under FASB Statement No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

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

As of
October 25,
In thousands	2008

Level 1
Assets:
Cash equivalents	$60,893
Executive savings plan	39,771

Level 2
Assets:
Foreign currency exchange contracts	$154,838
Interest rate swaps	1,250

Liabilities:
Foreign currency exchange contracts	$65,777
Interest rate swaps	386
As a result of its international operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect its operating results and financial position. When it deems appropriate, TJX minimizes risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and TJX does not use leveraged derivative financial instruments. The forward foreign currency exchange contracts and interest rate swaps are valued using broker quotations which include observable market information and, in the instance of one contract, proprietary models. TJX makes no adjustments to quotes or prices obtained from brokers or pricing services. Where independent pricing services provide fair values, TJX has obtained an understanding of the methods used in pricing. As such, these derivative instruments are classified within level 2.

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

18.	In December 2007, the FASB issued SFAS No.141 (revised 2007) “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in business combinations and what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively. TJX will consider the potential impact, if any, of the adoption of SFAS 141R on its future business combinations.

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

In May 2008, the FASB issued FSP No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be applied retrospectively to all periods presented. The adoption of this FSP will have no impact on the consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. TJX does not expect the adoption of FSP EITF 03-6-1 to have a material impact on TJX’s consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 25, 2008
Compared to
The Thirteen Weeks (third quarter) and Thirty-Nine weeks (nine months) Ended October 27, 2007
Business Overview
We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. In the United States we operate T.J. Maxx, Marshalls, A.J. Wright and HomeGoods stores. In Canada, we operate Winners, HomeSense and StyleSense stores and in Europe, we operate T.K. Maxx and HomeSense stores. Our HomeGoods and our HomeSense stores sell off-price home fashions. Our StyleSense concept is new and sells off-price family footwear and accessories. All of our other stores sell off-price family apparel and home fashions. Our target customers for all of our off-price chains, except A.J. Wright, include the middle- to upper-middle income shopper, with the same profile as a department or specialty store customer. A.J. Wright is oriented toward the moderate-income customer. Our nine off-price chains are synergistic in their philosophies and operating platforms.
On August 19, 2008, we sold our Bob’s Stores division. In the third quarter of the fiscal year ending January 31, 2009 (“fiscal 2009”) we recorded an after-tax loss on the sale of approximately $18 million, or $0.04 per share. In addition, we reclassified Bob’s Stores’ operating results through the date of sale and all prior periods to discontinued operations. See note 3 to the financial statements for more information.
Other
In January 2007, we announced that we had suffered an unauthorized intrusion or intrusions (collectively, the “Computer Intrusion”) into portions of our computer system, which was discovered late in the fourth quarter of the fiscal year ended January 27, 2007 (“fiscal 2007”) and in which we believe customer data were stolen. See “Provision for Computer Intrusion related costs” below.
Results of Operations
Our third quarter performance was adversely affected by the difficult economic conditions, which affected consumer spending and retail sales generally. However, utilizing the flexibility of our off-price model, we operated with leaner-than-usual inventories and bought closer to need, which allowed us to increase inventory turns. We also continued our focus on expense control during the quarter. As a result, despite the challenging environment, third quarter customer traffic was up across virtually all of our divisions, and third quarter merchandise margins remained comparable to the strong levels in the third quarter last year. Highlights of our financial performance for the third quarter and nine months ended October 25, 2008 include the following:
•	Net sales increased 2% to $4.8 billion for the third quarter and 5% to $13.6 billion for the nine-month period over last year’s comparable periods. We continued to grow our business, with stores in operation as of October 25, 2008 up 5% and total selling square footage up 4% from a year ago.

•	Consolidated same store sales decreased 1% for the third quarter and increased 2% for the nine-month period over last year’s comparable periods. Foreign currency exchange rates negatively impacted same store sales for the third quarter of fiscal 2009 by two percentage points. Therefore, without this impact, consolidated same store sales increased by 1% for the quarter. For the first nine months, currency rates had no impact on same store sales. Additionally, during the third quarter and nine-months ended October 25, 2008, we experienced an increase in customer traffic across the majority of our businesses.

•	Our third quarter pre-tax margin (the ratio of pre-tax income to net sales) was 8.8% compared to 8.7% for the same period last year. For the first nine months, our pre-tax margin was 7.7% compared to 5.9% for the same period last year. Comparisons of pre-tax margins for fiscal 2009 to fiscal 2008 were impacted by the mark-to-market adjustments on inventory-related hedges due to changes in foreign currency rates (discussed below) and the Provision for Computer Intrusion related costs. The following table summarizes the impact of these items on pre-tax margin for each period:

	Percentage Point increase (decrease) in Pre-tax margin
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25,	October 27,	October 25,	October 27,
	2008	2007	2008	2007
Foreign currency impact on the mark-to-market adjustment of inventory-related hedges	0.8	(0.2)	0.2	(0.1)

Provision (credit) for Computer Intrusion related costs	0.1	(0.0)	0.1	(1.7)
•	Our cost of sales ratios improved in both the third quarter and nine-month periods, primarily due to the favorable impact of currency exchange rates on the valuation of our inventory-related hedges. Consolidated merchandise margins were essentially flat in the quarter and improved for the nine months despite the impact of higher fuel costs. The cost of sales ratio in both periods was negatively impacted by an increase in buying and occupancy costs as a percentage of net sales. Selling, general and administrative expense ratios increased by 0.6 percentage points for the third quarter of fiscal 2009 compared to the same period last year and increased 0.2 percentage points for the nine-month period. Both the quarter and year-to-date ratios were up due to deleverage on the low same store sales as well as certain favorable expense items last year which were not repeated this year.

•	Income from continuing operations for the third quarter of fiscal 2009 was $254.1 million, or $0.58 per diluted share compared to $251.3 million, or $0.54 per diluted share, in last year’s third quarter. Income from continuing operations for the nine months ended October 25, 2008 was $664.2 million, or $1.50 per diluted share compared to $478.6 million, or $1.02 per diluted share, for the same period last year. Diluted earnings per share from continuing operations has been increased (decreased) by the following items:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25,	October 27,	October 25,	October 27,
	2008	2007	2008	2007
Computer intrusion provision	0.01	—	0.01	(0.28)
Tax-related adjustments	—	—	0.02	—
Foreign exchange:
Translation of foreign divisions to U.S. dollars	(0.02)	—	—	—
Mark-to-market adjustment on inventory- related hedges	0.05	(0.02)	0.04	(0.02)
•	During the third quarter of fiscal 2009, we repurchased 7.2 million shares of our common stock at a cost of $226.0 million, and during the first nine months of fiscal 2009, we repurchased 21.2 million shares of our common stock at a cost of $676.1 million. Our diluted earnings per share reflect the benefit of our stock repurchase program.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of October 25, 2008 were down 6% from the prior year, versus a decrease of 1% as of October 27, 2007 from the comparable prior year period. Excluding the impact of foreign currency exchange, average per store inventories, including inventory on hand at our distribution centers, as of October 25, 2008 were down 1% compared to the prior year.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. All references to earnings per share are diluted earnings per share unless otherwise indicated.

Net sales: Consolidated net sales for the quarter ended October 25, 2008 were $4.8 billion, up 2% from $4.7 billion in last year’s third quarter. The increase in net sales for this year’s third quarter included 3% from new stores, offset by a 1% decrease in same store sales. Consolidated net sales for the nine months ended October 25, 2008 were $13.6 billion, up 5% from $12.9 billion in last year’s comparable period. The increase in net sales for the nine months ended October 25, 2008 included 2% from same store sales and 3% from new stores.
New stores are a major source of sales growth. Our consolidated store count as of October 25, 2008 increased by 5% from a year ago and selling square footage as of October 25, 2008 increased by 4%.
The same store sales decrease for this year’s third quarter was negatively impacted by two percentage points from foreign currency exchange rates, compared to a positive impact of two percentage points in last year’s third quarter. Excluding the impact of foreign currency exchange rates in both years, same store sales increased 1 percentage point for the third quarter of fiscal 2009 and fiscal 2008. The same store sales increase for the fiscal 2009 nine months was not impacted by foreign currency exchange rates and fiscal 2008 nine month period was favorably impacted by approximately one percentage point from foreign currency exchange rates.
Same store sales increases (excluding the impact of foreign currency exchange) for both the quarter and nine months ended October 25, 2008 were driven by strong performance at our international divisions and an increase in customer traffic volume at virtually all of our off-price businesses. Shoes, accessories and dresses performed well. Home fashions were adversely affected by the weak housing market in the U.S. Geographically, sales in Canada and the United Kingdom were above the consolidated average, while in the United States, sales in the West Coast and Florida trailed the consolidated average.
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
The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25,	October 27,	October 25,	October 27,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	74.1	74.7	75.1	75.5
Selling, general and administrative expenses	17.2	16.6	17.1	16.9
Provision for Computer Intrusion related costs	(0.1)	0.0	(0.1)	1.7
Interest expense (income), net	0.1	0.1	0.1	0.0

Income from continuing operations before provision for income taxes*	8.8%	8.7%	7.7%	5.9%

*	Due to rounding, the individual items may not foot to Income from continuing operations before provision for income taxes
Impact of Foreign Currency Exchange Rates: Our fiscal 2009 third quarter operating results were adversely affected by foreign currency exchange rates as a result of significant changes during the quarter in the value of the U.S. dollar in relation to other currencies as follows:

Translation of foreign operating results into U.S. dollars: In our financial statements, we translate the operations of our stores in Canada, the U.K., Ireland and Germany from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from comparable prior periods result in meaningful variations in consolidated same store sales, income from continuing operations and earnings per share growth as well as comparable store sales and operating results of our foreign segments between periods as a result of currency translation. Currency translation does not affect our operating margins as sales and expenses of the foreign operations are translated at the same rates each period.
Inventory hedges: Additionally, we routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our international divisions purchase goods that are not denominated in their local currency, primarily U.S. dollar purchases. As we have not elected “hedge accounting” as defined by SFAS No 133 (“Accounting for Derivative Instruments and Hedging Activities”), under generally accepted accounting principles, we are required to record a mark-to-market adjustment on the hedging instruments in our results of operations at the end of each quarter which is prior to the currency gain or loss being recorded on the item being hedged. Thus the income statement impact of the hedges is effectively offset the following quarter when the related inventory is sold. While this adjustment occurs every quarter, it is of much greater magnitude when there is significant volatility in currency exchange rates, as there was in the third quarter of fiscal 2009. The impact of the mark-to-market adjustments on these hedges affects both our operating margins and earnings growth.
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 0.6 percentage points for the quarter ended October 25, 2008 as compared to the same period last year. The favorable impact of the mark-to-market adjustments on inventory hedges this year compared to the unfavorable impact in last year’s third quarter improved this expense ratio by 1.0 percentage point. This improvement was offset by the delevering of occupancy costs, which increased 0.5 percentage points as a percentage of sales. Consolidated merchandise margin was flat for the third quarter of this year compared to last year despite increases in fuel costs.
For the first nine months of fiscal 2009, cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased by 0.4 percentage points, as compared to the same period last year. The favorable impact this year compared to the unfavorable impact in the prior year of the inventory-related hedges improved the year-to-date expense ratio by 0.3 percentage points. Consolidated merchandise margin on a year-to-date basis improved by 0.4 percentage points with improved mark-on and reduced markdowns more than offsetting higher fuel costs. These improvements in the cost of sales expense ratio were offset by an increase in buying and occupancy costs as a percentage of net sales of 0.4 percentage points.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, increased 0.6 percentage points for the third quarter and increased 0.2 percentage points for the nine months ended October 25, 2008 as compared to the same periods last year. The increase in selling, general and administrative expenses, as a percent of net sales, was impacted by the deleveraging of low single digit same store sales as well as some expense benefits in last year’s third quarter that did not recur in fiscal 2009, primarily a $10 million reduction for casualty insurance losses.
Provision for Computer Intrusion related costs: Since the discovery of the Computer Intrusion through the end of the fiscal 2009 third quarter, we had cumulatively expensed $195 million with respect to the Computer Intrusion, including costs incurred prior to establishment of a $178.1 million pre-tax reserve in the fiscal 2008 second quarter. The reserve was subsequently reduced by $19 million in the fiscal 2008 fourth quarter and by $7 million in the current fiscal 2009 third quarter. The fiscal 2009 third quarter reduction in the reserve of $7 million increased net income by approximately $4 million, or $0.01 per share, for both the quarter and nine-months ended October 25, 2008. Costs relating to the Computer Intrusion incurred and paid after establishment of the reserve are charged against the reserve, which is included in accrued expenses and other liabilities on our balance sheet.
As of October 25, 2008, our reserve balance was $58 million, which reflects our current estimation of remaining probable losses (in accordance with generally accepted accounting principles) with respect to the Computer Intrusion. This balance also includes our current estimation of total potential cash liabilities from pending litigation, proceedings, investigations and other claims, as well as legal, monitoring, reporting and other costs, arising from the Computer Intrusion. As an estimate, our reserve is subject to uncertainty, and our actual costs may vary from our current estimate and such variations may be material. We may decrease or increase the amount of our reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses and insurance and for other changes.
Interest expense (income), net: Interest expense (income), net amounted to expense of $5.4 million for the third quarter of fiscal 2009 compared to expense of $3.1 million for the same period last year. Interest expense (income), net, amounted to expense of $9.8 million for the nine months ended October 25, 2008 compared to income of $0.4 million for the same period last year. The increase in net interest expense is primarily due to a reduction in interest income which totaled $3.4 million in the third quarter this year versus $7.3 million for the same period last year and $17.6 million for the nine-month period this year versus $30.4 million for the same period last year. The additional interest income last year was due to higher cash balances available for investment as well as higher interest rates.
Income taxes: The effective income tax rate was 39.2% for the third quarter this year compared to 37.7% for last year’s third quarter. This year’s third quarter effective rate included the negative impact (0.5 percentage points) of foreign exchange losses on certain intercompany loans not deductible for tax purposes. In addition last year’s effective rate included the benefit associated with a change in assertion regarding the undistributed earnings of its Puerto Rican subsidiary and the related recognition of accumulated foreign tax credits. This item reduced last year’s effective rate by 1.3 percentage points.
The effective income tax rate for the nine months ended October 25, 2008 was 36.9% as compared to 37.8% for last year’s comparable period. In addition to the negative tax impact of foreign exchange losses on intercompany debt, the nine months ended October 25, 2008 included a $15 million reversal of some uncertain tax positions as a result of federal and state filings and a $4 million benefit due to revised guidance on the deductibility of performance-based pay for executive officers and tax benefits relating to TJX’s Puerto Rican subsidiary. On a combined basis, the net effect of these items reduced the fiscal 2009 nine-month effective income tax rate by 1.8 percentage points. In addition, last year’s year-to-date effective income tax rate was favorably impacted by 0.9 percentage points due to the third quarter treatment of its Puerto Rican subsidiary as described above.
Income from continuing operations Income from continuing operations for this year’s third quarter was $254.1 million, or $0.58 per diluted share, versus $251.3 million, or $0.54 per diluted share, in last year’s third quarter. Income from continuing operations for the nine months ended October 25, 2008 was $664.2 million, or $1.50 per diluted share, versus $478.6 million, or $1.02 per diluted share, in the same period last year. The $4.0 million, after-tax adjustment to the Computer Intrusion Provision benefited fiscal 2009 third quarter diluted earnings per share from continuing operations by $0.01. The $130.2 million after-tax charge relating to the Computer Intrusion adversely affected the fiscal 2008 nine-month diluted earnings per share from continuing operations by $0.28 per diluted share. In addition, the third quarter and nine-month periods of fiscal 2009 were both impacted by the foreign currency items discussed above.
Discontinued operations and net income: In August 2008, we sold Bob’s Stores and recorded an after-tax loss from discontinued operations of approximately $18 million, or $0.04 per share in the fiscal 2009 third quarter. Accordingly, all historical financial statements have been adjusted to reflect Bob’s Stores as a discontinued operation. Including the impact of discontinued operations, net income for the third quarter of fiscal 2009 was $235.8 million and diluted earnings per share were $0.54, which compares to net income of $249.5 million, or $0.54 per diluted share, for the same period last year. For the first nine months of fiscal 2009, including the impact of discontinued operations, net income was $629.9 million and diluted earnings per share were $1.42, which compares to net income of $470.6 million, or $1.00 per diluted share, for the same period last year.
Segment information: The following is a discussion of the operating results of our business segments. In the United States our T.J Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright each is reported as a separate segment. TJX’s stores operated in Canada (Winners, HomeSense and StyleSense) are reported as the Winners segment and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported in the T.K. Maxx segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense, Provision for Computer Intrusion related costs and interest. “Segment profit or loss” as we define the term may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments (U.S. dollars in millions):
Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25,	October 27,	October 25,	October 27,
Dollars in millions	2008	2007	2008	2007

Net sales	$3,058.2	$3,008.8	$8,817.7	$8,554.0
Segment profit	$278.7	$309.4	$855.2	$834.0
Segment profit as a percentage of net sales	9.1%	10.3%	9.7%	9.8%
Percent increase (decrease) in same store sales	0%	(1)%	1%	1%
Stores in operation at end of period			1,679	1,628
Selling square footage at end of period (in thousands)			40,930	39,881
Net sales for Marmaxx increased 2% for the third quarter of fiscal 2009 as compared to the same period last year and increased 3% for the nine months ended October 25, 2008 as compared to the same period last year. Same store sales for Marmaxx were flat for the third quarter and increased 1% for the nine-month period. We executed our off-price fundamentals well during the third quarter by maintaining a very liquid inventory position and investing inventory dollars in fashion trends with high customer demand.
Sales at Marmaxx for both the third quarter and nine-month periods reflected increased customer traffic and same store sales increases in footwear and accessories, children’s apparel and dresses that were above the chain average. During the nine months ended October 25, 2008, we added 217 expanded footwear departments to Marshalls stores, and intend to add expanded footwear departments to 3 more stores in fiscal 2009. Home categories at Marmaxx reported same store sales decreases in both the third quarter and the first nine months of fiscal 2009. Geographically, same store sales in the Northeast and Mid-Atlantic regions were above the chain average, while same store sales in the West Coast, Florida and the Southeast were below the chain average for both the third quarter and first nine months of fiscal 2009.
Segment profit for the third quarter ended October 25, 2008 was $278.7 million, a 10% decrease compared to last year’s third quarter. Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) for the third quarter of fiscal 2009 decreased to 9.1% from 10.3% for the same period last year, driven by deleverage on the flat same store sales, mainly increased occupancy costs as a percentage of net sales (0.7 percentage points) and store payroll as a percentage of net sales (0.3 percentage points). Merchandise margin for the fiscal 2009 third quarter held essentially flat with last year’s strong margin despite the negative impact of higher fuel costs. The third quarter segment margin comparison was also negatively impacted by an expense benefit relating to casualty insurance in last year’s third quarter. Segment profit for the nine months ended October 25, 2008 increased 3% to $855.2 million, compared to the same period last year. Segment profit margin was 9.7% for the nine-month period in fiscal 2009 versus 9.8% last year, reflecting the delevering of occupancy and store payroll costs partially offset by an increase in the year-to-date merchandise margin.
As of October 25, 2008, Marmaxx’s average per store inventories, including inventory on hand at its distribution centers, were down 1% as compared to inventory levels at the same time last year. This compares to average per store inventories at October 27, 2007 that were down 6% to those of the prior year period.

Winners

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25,	October 27,	October 25,	October 27,
U.S. Dollars in millions	2008	2007	2008	2007

Net sales	$577.0	$558.9	$1,604.0	$1,419.7
Segment profit	$109.8	$68.5	$211.1	$142.9
Segment profit as a percentage of net sales	19.0%	12.3%	13.2%	10.1%
Percent increase (decrease) in same store sales:
U.S. currency	(1)%	15%	9%	10%
Local currency	5%	5%	5%	5%
Stores in operation at end of period
Winners			199	190
HomeSense			75	71
StyleSense			2	—

Total Winners			276	261

Selling square footage at end of period (in thousands)
Winners			4,585	4,364
HomeSense			1,437	1,358
StyleSense			37	—

Total Winners			6,059	5,722

Net sales for the Winners segment increased 3% for the third quarter ended October 25, 2008 over last year’s third quarter and increased 13% for the nine-month period over the same period last year. Currency exchange negatively impacted the third quarter sales by approximately $35 million but favorably impacted nine-month sales by approximately $60 million. In local currency, which we feel better reflects our operating performance, same store sales increased 5% for the fiscal 2009 third quarter and nine-month periods compared to an increase of 5% for the third quarter and nine-month periods last year. Same store sales for the periods ended October 25, 2008 were positively impacted by sales of outerwear, children’s, footwear, jewelry and accessories. HomeSense same store sales were below the segment average for the fiscal 2009 third quarter and year-to-date periods.
Segment profit for the third quarter ended October 25, 2008 increased 60% to $109.8 million, and segment margin increased from 12.3% last year to 19.0%. Segment profit for the nine months ended October 25, 2008 increased 48% to $211.1 million, and segment margin increased 3.1 percentage points to 13.2%. The effect of translating Winners’ results into U.S. dollars this year versus last year reduced segment profit for the third quarter by approximately $5 million and increased segment profit for the nine months by approximately $4 million. In addition, the growth in segment profit and segment margin included a benefit for the mark-to-market adjustments of inventory-related hedges discussed above of $28 million in this year’s third quarter and $24 million in this year’s nine-month period. A similar mark-to market adjustment was made in the prior year’s third quarter, which negatively impacted segment profit by approximately $12 million in both periods last year. These mark-to-market adjustments accounted for virtually all of the increase in the fiscal 2009 third quarter segment profit and approximately half of the growth in the fiscal 2009 nine-month segment profit. Segment profit for the fiscal 2009 nine-month period also reflected increased merchandise margins of 1.1 percentage points, partially offset by an increase in distribution costs as a percentage of net sales.
In the third quarter of fiscal 2009, we introduced a new concept in Canada called StyleSense which offers family footwear and accessories and has been received well. As of the end of the third quarter, we operated two StyleSense stores.

T.K. Maxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25,	October 27,	October 25,	October 27,
U.S. Dollars in millions	2008	2007	2008	2007

Net sales	$579.8	$567.9	$1,622.6	$1,495.0
Segment profit	$48.2	$39.9	$63.4	$60.7
Segment profit as a percentage of net sales	8.3%	7.0%	3.9%	4.1%
Percent increase (decrease) in same store sales
U.S. currency	(8)%	13%	0%	16%
Local currency	4%	6%	5%	7%
Stores in operation at end of period
T.K. Maxx — Europe			235	225
HomeSense			7	—

Total T.K. Maxx			242	225

Selling square footage at end of period (in thousands)
T.K. Maxx — Europe			5,379	5,045
HomeSense			107	—

Total T.K. Maxx			5,486	5,045

T.K. Maxx’s net sales for the third quarter ended October 25, 2008 increased 2% compared to the same period last year and fiscal 2009 nine-month net sales increased 9% over the same period last year. Currency exchange rate translation negatively impacted sales by approximately $67 million for the third quarter of fiscal 2009 and approximately $70 million for the nine-month period in the current year. In local currency, T.K. Maxx’s same store sales increased 4% for the third quarter this year compared to a same store sales increase of 6% for last year’s third quarter. For the first nine months of fiscal 2009 in local currency, same store sales increased 5% this year versus 7% last year. Same store sales for footwear and accessories and most women’s apparel categories performed above the chain average, while home fashions were below the chain average.
Segment profit for the third quarter ended October 25, 2008 increased 21% to $48.2 million, and segment margin increased 1.3 percentage points compared to last year’s third quarter. Segment profit for the fiscal 2009 nine-month period increased 4% to $63.4 million, while segment margin for that period decreased to 3.9% compared to the same period last year. Approximately $1 million of the growth in the third quarter segment profit is attributable to the net favorable effect of currency exchange rates which includes a mark-to-market adjustment of inventory hedges of $7 million, discussed above. The net effect of currency exchange rates on segment profit for the fiscal 2009 nine-month period was not significant. Additionally, the T.K. Maxx segment margin for both periods reflected improved merchandise margins at T.K. Maxx stores in the U.K. and Ireland offset by our expansion of T.K. Maxx into Germany and HomeSense into the U.K.
As of October 25, 2008 T.K. Maxx operated 9 T.K. Maxx stores in Germany and 7 HomeSense stores in the U.K.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25,	October 27,	October 25,	October 27,
Dollars in millions	2008	2007	2008	2007

Net sales	$382.9	$371.8	$1,096.7	$1,032.2
Segment profit	$14.7	$25.1	$25.7	$44.2
Segment profit as a percentage of net sales	3.8%	6.7%	2.3%	4.3%
Percent (decrease) increase in same store sales	(5)%	4%	(1)%	4%
Stores in operation at end of period			315	287
Selling square footage at end of period (in thousands)			6,185	5,526
HomeGoods’ net sales for the third quarter of fiscal 2009 increased 3% compared to the same period last year, and for the first nine months of fiscal 2009, net sales increased 6% over the same period last year. Same store sales decreased 5% for the third quarter of fiscal 2009, versus an increase of 4% for the same period last year. Segment margin for this year’s third quarter and nine-month period was down from the same periods last year. HomeGoods is particularly impacted by the weak housing market. Merchandise margins declined in both periods primarily due to increased markdowns as well as higher fuel costs, which affect HomeGoods to a greater extent than our other divisions because of the higher freight costs for shipping home products. In addition, HomeGoods experienced deleverage on operating costs as a result of the weak same store sales performance, especially in the third quarter. We are addressing the difficult home environment at this division by operating with very lean inventories and focusing on merchandise categories that we believe will resonate with consumers in these difficult times.
A.J. Wright

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25,	October 27,	October 25,	October 27,
Dollars in millions	2008	2007	2008	2007

Net sales	$163.7	$151.3	$478.4	$444.0
Segment (loss)	$(0.8)	$(2.3)	$(2.4)	$(7.0)
Segment (loss) as a percentage of net sales	(0.5)%	(1.5)%	(0.5)%	(1.6)%
Percent increase in same store sales	5%	0%	6%	2%
Stores in operation at end of period			135	130
Selling square footage at end of period (in thousands)			2,681	2,600
A.J. Wright’s net sales increased 8% for both the third quarter and nine-month periods ending October 25, 2008 as compared to the same periods last year. A.J. Wright’s fiscal 2009 operating loss decreased from the prior year for both the third quarter and nine-month periods, primarily due to improved merchandise margin, partially offset by increases in buying and occupancy costs as a percentage of net sales. As we continue to apply our better understanding of A.J. Wright’s customers’ tastes and spending habits, A.J. Wright has improved its merchandising and advertising effectiveness, which is leading to improved results.
General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25,	October 27,	October 25,	October 27,
In millions	2008	2007	2008	2007

General corporate expense	$33.8	$34.2	$98.1	$90.3
General corporate expense for segment reporting purposes refers to those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The general corporate expense for the third quarter compared to last year’s third quarter was virtually flat. The increase in general corporate expense for the first nine months this year reflected an increase in professional fees and corporate support costs. We expect full year general corporate expense to be comparable to prior year levels.
Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $727 million for the nine months ended October 25, 2008, an increase of $149 million over the $578 million provided for the nine months ended October 27, 2007. Net income, after adjusting for the non-cash impact of depreciation and the pre-tax loss on the sale of Bob’s Stores of $31.3 million this fiscal year, provided cash of $962 million in fiscal 2009, compared to $743 million last year. The change in deferred income taxes favorably impacted cash flows this year by $27 million, while last year deferred income taxes reduced cash flows by $72 million. Last year’s deferred taxes reflected the non-cash tax benefit of $71 million relating to the establishment of the Computer Intrusion reserve. The favorable impact on deferred income taxes this year reflected the tax treatment of payments against the Computer Intrusion reserve and the exercise of stock options. Partially offsetting the favorable changes in cash flows was the change in merchandise inventory, net of the related change in accounts payable, which resulted in a use of cash of $387 million in fiscal 2009, compared to $310 million last year, as well as the unfavorable change in accrued expenses and other liabilities. Last year, the increase in accrued expenses and other liabilities reflected $178.1 million for the pre-tax reserve established for the Computer Intrusion, which favorably impacted cash flows, while this year’s cash flows were reduced by $52 million for payments against the reserve. This fiscal year, the increase in accrued expenses also included the favorable cash impact of a higher accrual for checks outstanding (book overdrafts on zero balance cash accounts) of $106 million and an increase in income taxes payable of $35 million.
Investing activities related primarily to property additions for new stores, store improvements and renovations and investment in our distribution network. Cash outlays for property additions amounted to $443 million in the nine months ended October 25, 2008, compared to $406 million in the same period last year. We anticipate that capital spending for fiscal 2009 will be approximately $575 million.
Cash flows from financing activities consist primarily of our share repurchase program. During the nine months ended October 25, 2008, we repurchased and retired 21.2 million shares of our common stock at a cost of $676 million. We record the repurchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. In the first quarter of fiscal 2008, our share repurchase activity had been temporarily suspended due to the discovery of the Computer Intrusion. We resumed our share repurchase activity at the end of the first quarter of fiscal 2008, spending $650 million on the repurchase of our common stock in the nine months ended October 27, 2007. The fiscal 2009 third quarter repurchases completed the $1 billion stock repurchase program, approved by the Board of Directors in January 2007 and included the repurchase of 6.2 million shares at a cost of $190 million under the $1 billion stock repurchase approved by the Board of Directors in February 2008. As of October 25, 2008, $810 million remained available for purchase under the current program. The timing of purchases under this program is determined by TJX from time to time based on its assessment of various factors including excess cash flow, liquidity and market conditions.
The $464.9 million aggregate principal amount of our zero coupon convertible subordinated notes (which are due in February 2021) are convertible into 15.2 million shares of common stock under certain conditions, including if the closing sale price of our common stock reaches specified trigger prices. The convertible notes were convertible during the third quarter of fiscal 2009, but will not be convertible during the fourth quarter of fiscal 2009 because our stock price did not meet the trigger prices during relevant periods. The trigger prices will have to be met during applicable periods for the notes to be convertible in future quarters. There were 52,552 notes converted primarily during the third quarter of fiscal 2009, resulting in the issuance of 1.7 million shares of common stock.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. We have a $500 million revolving credit facility maturing May 2010 and a $500 million revolving credit facility maturing May 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as backup to our commercial paper program. We had $105.9 million of commercial paper borrowings at October 25, 2008 and no borrowings at October 27, 2007. The availability under our revolving credit facilities was reduced by short-term borrowings of $105.9 million at October 25, 2008 and was $1 billion at October 27, 2007. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
We have historically hedged our net investment in foreign operations. Subsequent to the end of the third quarter, we decided to unwind our net investment hedges prior to their scheduled maturities, all of which would have settled over the next nine months. The settlement of all the net investment hedges provided a net cash inflow of approximately $24 million, which will be reflected in the fourth quarter of fiscal 2009.
Recently Issued Accounting Pronouncements
See Note 18 to our unaudited consolidated financial statements included in this quarterly report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
Forward-looking Statements
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: effects of the current economic environment; matters relating to the Computer Intrusion including potential losses that could exceed our reserve, potential effects on our reputation and sales, compliance with orders and other consequences to the value of our Company and related value of our stock; our ability to successfully expand our store base and increase same store sales; risks of expansion and costs of contraction; risks inherent in foreign operations; our ability to successfully implement our opportunistic buying strategies and to manage our inventories effectively; successful advertising and promotion; consumer confidence, demand, spending habits and buying preferences; effects of unseasonable weather; competitive factors; availability of store and distribution center locations on suitable terms; our ability to recruit and retain associates; factors affecting expenses; success of our acquisition and divestiture activities; our ability to successfully implement technologies and systems and protect data; our ability to continue to generate adequate cash flows; our ability to execute our share repurchase program; availability and cost of financing; general economic conditions, including fluctuations in the price of oil; potential disruptions due to wars, natural disasters and other events beyond our control; changes in currency and exchange rates; issues with merchandise quality and safety; import risks; adverse outcomes for any significant litigation; compliance with and changes in laws and regulations and accounting rules and principles; adequacy of reserves; closing adjustments; failure to meet market expectations; and other factors that may be described in our filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not enter into derivatives for speculative or trading purposes.
Foreign Currency Exchange Rate Risk
     We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners, HomeSense and StyleSense) and European (T.K. Maxx and HomeSense) operations. As more fully described in Notes A and E to the consolidated financial statements, on pages F-7 through F-10 and F-13 through F-15 of the Annual Report on Form 10-K for the fiscal year ended January 26, 2008, we hedge a significant portion of our net investment in foreign operations, intercompany transactions with these operations, and certain merchandise purchase commitments incurred by these operations, with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. Most of these gains and losses are recorded directly in shareholders’ equity. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above. As of October 25, 2008, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Interest Rate Risk
     Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We occasionally enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding. As of October 25, 2008, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 25, 2008 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 25, 2008 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On July 29, 2008, the United States Federal Trade Commission by order served on TJX on August 7, 2008 approved the settlement agreement with TJX executed in March 2008, FTC Docket No. C-4227 and File No. 072-3055. TJX agreed to establish, implement and maintain a comprehensive information security program with respect to consumer personal information, which TJX had already begun implementing in early 2008. TJX agreed to obtain an independent assessment of its information security program every two years for the next 20 years. TJX cooperated fully in the FTC investigation, did not admit any wrongdoing in the settlement and will not pay any fine or damages.
The named plaintiffs stipulated to the dismissal of their individual claims in the putative class actions consolidated in the United States District Court for the District of Kansas, In re: The TJX Companies, Inc. Fair and Accurate Credit Transactions Act (FACTA) Litigation, MDL Docket No. 1853, which had been brought putatively on behalf of persons in the United States to whom TJX provided payment card receipts in alleged violation of FACTA. Some of the stipulations of dismissal followed class discovery by TJX and some were based on a settlement with those named plaintiffs following an applicable change in FACTA. The actions were dismissed prior to any ruling on class certification.
On September 2, 2008, the Court entered a judgment granting final approval of the settlement in the consumer track of In re TJX Companies Retail Security Breach Litigation, 07-cv-10162. An objector has appealed.
Item 1A. Risk Factors
     Other than as described in the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 26, 2008, as filed with the SEC on March 26, 2008.
The adverse changes in global economic conditions and in financial and credit markets could adversely affect our financial performance.
As widely reported, economies worldwide have been undergoing slowdowns and potential recession, and global financial markets have been experiencing extreme volatility, disruption and credit contraction. Overall economic conditions that affect consumer confidence and discretionary consumer spending could adversely affect our sales and our financial results and reduce cash generated by our operations. Conditions in the financial and credit markets could adversely affect our costs of capital and sources of liquidity available to us and could increase our future pension funding requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
     The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2009 and the average price paid per share are as follows:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
			Purchased as Part of a	May Yet be Purchased
	Number of Shares	Average Price Paid	Publicly Announced	Under the Plans or
	Repurchased	Per Share (1)	Plan or Program(2)	Programs

July 27, 2008 through August 23, 2008	2,000,289	$34.99	2,000,289	$965,919,799

August 24, 2008 through September 27, 2008	2,495,654	$33.99	2,495,654	$881,092,097

September 28, 2008 through October 25, 2008	2,728,327	$26.10	2,728,327	$809,891,195

Total:	7,224,270		7,224,270

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	Of the $226 million of repurchases made during the third quarter of fiscal 2009, $36 million completed the $1 billion stock repurchase program authorized in January 2007. The remaining $190 million were made under the multi-year stock repurchase plan of $1 billion, authorized by our Board of Directors in February 2008, under which $810 million remained as of October 25, 2008.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.

(Registrant)

Date: November 21, 2008	/s/ Nirmal K. Tripathy

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