Form 10-K
period 2009-01-31
TJX COMPANIES INC /DE/
filed 2009-03-31
CIK 109198

United States
Securities and Exchange Commission
Washington, DC 20549

Form 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2009
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
YES [  ] NO [ x ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 26, 2008 was $13,553,030,893, based on the closing sale price as reported on the New York Stock Exchange.
There were 412,821,592 shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 2, 2009 (Part III).

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Form 10-K and in our 2008 Annual Report to Shareholders contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2008 Annual Report to Shareholders under “Letter to Shareholders” and “Financial Graphs.” Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. These “forward looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and the outcome of contingencies such as legal proceedings, and financial results.

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of this Form 10-K describe major risks to our business. A variety of factors including these risks could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should our underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward – looking statements. You should bear this in mind as you consider forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made, and we do not undertake any obligation to update any forward-looking statement, whether to reflect new information, future events or otherwise. You are advised, however, to consult any further disclosures we may make in our future reports to the SEC or otherwise.

Part I.

ITEM 1.	BUSINESS

BUSINESS OVERVIEW

The TJX Companies, Inc. (TJX) is the leading off-price apparel and home fashions retailer in the United States and worldwide. Our over 2,600 stores offer a rapidly changing assortment of quality, brand-name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices every day.

Retail Concepts. We operate seven off-price retail concepts in the U.S., Canada and Europe and are known for our treasure hunt shopping experience and excellent values. The operating platforms and strategies of all of our retail concepts are synergistic. Therefore, we capitalize on our off-price expertise and systems throughout our business, leverage best practices, initiatives and new ideas across our concepts, utilize the substantial buying power of our businesses to leverage our global relationships with vendors, and develop talent by providing opportunities across our concepts.

In the United States:

—	T.J. MAXX and MARSHALLS: T.J. Maxx and Marshalls are the largest off-price retailers in the United States with 1,680 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, accent furniture, lamps, rugs, wall décor, decorative accessories and giftware) and other merchandise, primarily targeting the middle to upper-middle income customer demographic. We maintain the separate identities of T.J. Maxx and Marshalls through different product assortment (including an expanded assortment of fine jewelry and accessories at T.J. Maxx and a full line of footwear and broader men’s and juniors’ offerings at Marshalls), in-store initiatives, marketing and store appearance. The differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains.

—	HOMEGOODS: HomeGoods, introduced in 1992, is an off-price retailer of home fashions in the U.S. Through 318 stores, it sells a broad array of home basics, giftware, accent furniture, lamps, rugs, wall décor, decorative accessories, children’s furniture, seasonal merchandise and other fashions for the home.

—	A.J. WRIGHT: Launched in 1998, A.J. Wright, like T.J. Maxx and Marshalls, sells off-price family apparel, home fashions and other merchandise. Catering to the entire family, key apparel categories for A.J. Wright’s 135 stores include basics, children’s, women’s plus sizes, juniors, young men’s and footwear. Different from all of our other chains, A.J. Wright primarily targets the moderate-income customer demographic.

In Canada:

—	WINNERS: Acquired in 1990, Winners is the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 202 stores across Canada is similar to T.J. Maxx and Marshalls. In 2008, Winners began testing StyleSense, a new concept that offers family footwear and accessories.

—	HOMESENSE: HomeSense introduced the home fashions off-price concept to Canada in 2001. The chain has 75 stores offering a merchandise mix of home fashions similar to HomeGoods.

In Europe:

—	T.K. MAXX: Launched in 1994, T.K. Maxx introduced off-price to the U.K. and is Europe’s only major off-price retailer of apparel and home fashions. With 235 stores, T.K. Maxx operates in the U.K. and Ireland and expanded to Germany in 2007. T.K. Maxx offers a merchandise mix similar to T.J. Maxx and Marshalls in the U.S. and Winners in Canada.

—	HOMESENSE: HomeSense introduced the home fashions off-price concept to the U.K. in 2008 and its seven stores offer a merchandise mix of home fashions in the U.K. like that of HomeGoods in the U.S. and HomeSense in Canada.

Flexible Business Model: Our off-price business model is flexible, particularly for a company of our size, allowing us to react to market trends. Our opportunistic buying and inventory management strategies give us flexibility to adjust the merchandise in our stores more frequently than traditional retailers, and our stores and distribution centers are built to support this flexibility. By maintaining a liquid inventory position, our merchants can buy close to need, enabling them to buy into current market trends and take advantage of opportunities in the marketplace. Buying close to need gives us the ability to turn our inventory more rapidly and adjust our pricing to the current market more frequently than conventional retailers. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments in response to customer demand, available merchandise and fashion trends. Our distribution facilities are designed to accommodate our methods of receiving and shipping both small and large quantities of product to our large store base quickly and efficiently.

Opportunistic Buying: We are distinguished from traditional retailers by our opportunistic buying of brand name, fashionable merchandise. We purchase the majority of the inventory for our apparel chains and a significant portion of the inventory for our home fashion chains opportunistically. Our merchant organization numbers over 600. In contrast to traditional retailers, which typically order goods far in advance of the time the product appears on the selling floor, our merchants are in the marketplace virtually every week, buying primarily for the current selling season, and to a limited extent, for a future selling season.

Due to the unpredictable nature of supply and consumer demand in the highly fragmented apparel and home fashions marketplace, we are able to buy the vast majority of our opportunistic inventory directly from manufacturers, with some coming from other retailers and sources. We source from a vendor universe of over 10,000 vendors a year and purchase virtually all of our inventory at discounts from initial wholesale prices. A small percentage of the merchandise we sell is private label merchandise produced specifically for us by third party manufacturers.

We believe a number of factors make us an attractive outlet for the vendor community and provide us excellent access on an ongoing basis to leading branded merchandise. We are willing to purchase less-than-full assortments of items, styles and sizes, pay promptly and do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges. We are able to purchase quantities of inventory that range from small to very large and we have the ability to sell product through a geographically diverse network of stores. Importantly, in TJX, we offer vendors an outlet with financial strength and an excellent credit rating.

Inventory Management: We offer our customers a rapidly changing selection of merchandise to create a “treasure hunt” experience in our stores. To achieve this, we seek to rapidly turn the inventory in our stores, regularly offering fresh selections of apparel and home fashions at excellent values. Our specialized inventory planning, purchasing, monitoring and markdown systems, coupled with distribution center storage, processing, handling and shipping systems, enable us to tailor the merchandise in our stores to local preferences, achieve rapid in-store inventory turnover on a vast array of products and sell substantially all merchandise within targeted selling periods. Pricing and markdown decisions and store inventory replenishment are determined centrally, using information provided by specialized computer systems, and are designed to move inventory through our stores in a timely and disciplined manner. We do not generally engage in promotional pricing activity.

Low Cost Operations: We operate with a low cost structure compared to many other traditional retailers. We focus aggressively on expenses throughout our business, including merchandise and non-merchandise procurement. Our advertising budget as a percentage of sales is low compared to traditional retailers. We design our stores, generally located in community shopping centers, to provide a pleasant, convenient shopping environment but do not spend heavily on store fixtures. Additionally, our distribution network is designed to run cost effectively.

Customer Service: While we offer a self-service format, we train our store associates to provide friendly and helpful customer service. We also have customer-friendly return policies. We accept a variety of payment methods including cash, credit cards and debit cards. In the U.S., we offer a co-branded TJX credit card and a private label credit card, both through a major bank, but do not maintain customer credit receivables related to either program.

Distribution: We operate 13 distribution centers in the U.S., 2 in Canada and 4 in the U.K. Our distribution centers encompass approximately 11 million square feet. We ship substantially all of our merchandise to our stores through these distribution centers, which are large, highly automated and built to suit our specific, off-price business model, as well as warehouses operated by third parties. We shipped approximately 1.5 billion units to our stores during fiscal 2009.

Store Growth: Expansion of our business through the addition of new stores is an important part of our strategy for TJX as a global, off-price, value company. The following table provides information on the growth and potential growth of each of our chains:

	Approximate	Number of Stores at Year End			Estimated
	Average Store			Fiscal 2010	Ultimate Number
	Size (square feet)	Fiscal 2008	Fiscal 2009	(estimated)	of Stores

In the United States:
T.J. Maxx	30,000	847	874
Marshalls	32,000	776	806

Marmaxx		1,623	1,680	1,697	2,000
HomeGoods	25,000	289	318	322	550-600
A.J. Wright	26,000	129	135	148	500
In Canada:
Winners	29,000	191	202	211	230
HomeSense	24,000	71	75	79	80
In Europe:
T.K. Maxx	32,000	226	235	249	525-575	*
HomeSense	19,000	—	7	10	100-150

		2,529	2,652	2,716	3,985-4,135

*	Represents estimated number of stores for U.K., Germany and Ireland only.

In addition, Marshalls opened 2 free-standing ShoeMegaShop by Marshalls stores in the U.S. in fiscal 2009, which sell family footwear, and Winners opened 2 StyleSense stores in Canada in fiscal 2009, which sell family footwear and accessories. Some of our HomeGoods and HomeSense stores are co-located with one of our apparel stores in a superstore format. We count each of the stores in the superstore format as a separate store.

Revenue Information: The percentages of our consolidated revenues by geography for the last three fiscal years were as follows:

	Fiscal 2007		Fiscal 2008		Fiscal 2009

United States	79%		77%		77%
Northeast		27%		26%		26%
Midwest		14%		13%		13%
South (including Puerto Rico)		25%		25%		25%
West		13%		13%		13%
Canada	10%		11%		11%
Europe	11%		12%		12%

Total	100%		100%		100%

The percentages of our consolidated revenues by major product category for the last three fiscal years were as follows:

	Fiscal 2007	Fiscal 2008	Fiscal 2009

Clothing including footwear	63%	62%	62%
Home fashions	25%	26%	25%
Jewelry and accessories	12%	12%	13%

Total	100%	100%	100%

Segment Overview: We operate five business segments: three in the U.S. and one in each of Canada and Europe. Each of our segments has its own administrative, buying and merchandising organization and distribution network. Of our U.S.-based stores, T.J. Maxx and Marshalls, referred to as Marmaxx, are managed together and reported as a single segment, and A.J. Wright and HomeGoods each is reported as a separate segment. Outside the U.S., our chains in Canada are managed together and our chains in Europe are managed together. Thus, Canada is reported as a segment and Europe is reported as a segment. More detailed information about our segments, including financial information for each of the last three fiscal years, can be found in Note P to the consolidated financial statements.

STORE LOCATIONS

We operated stores in the following locations as of January 31, 2009:

Stores Located In The United States:

	T.J. Maxx*	Marshalls*	HomeGoods*	A. J. Wright

Alabama	18	5	2	—
Arizona	11	16	6	—
Arkansas	8	—	1	—
California	76	111	34	7
Colorado	11	7	4	—
Connecticut	25	23	11	6
Delaware	3	3	1	—
District of Columbia	1	1	—	1
Florida	65	70	33	3
Georgia	36	27	10	—
Idaho	5	1	1	—
Illinois	37	40	15	18
Indiana	17	10	2	8
Iowa	6	2	—	—
Kansas	6	3	1	—
Kentucky	9	4	3	2
Louisiana	8	10	—	—
Maine	8	4	3	—
Maryland	11	23	7	6
Massachusetts	47	48	21	20
Michigan	33	20	11	8
Minnesota	12	12	8	—
Mississippi	5	2	—	—
Missouri	13	12	6	—
Montana	3	—	—	—
Nebraska	4	2	—	—
Nevada	6	7	3	—
New Hampshire	14	8	5	1
New Jersey	31	40	22	7
New Mexico	3	3	—	—
New York	47	59	23	19
North Carolina	28	21	10	—
North Dakota	3	—	—	—
Ohio	38	18	9	8
Oklahoma	4	4	—	—
Oregon	8	5	3	—
Pennsylvania	39	31	12	6
Puerto Rico	—	14	6	—
Rhode Island	5	6	4	2
South Carolina	19	9	4	—
South Dakota	2	—	—	—
Tennessee	25	14	6	3
Texas	42	66	14	—
Utah	10	—	2	—
Vermont	4	1	1	—
Virginia	31	25	7	8
Washington	15	10	—	—
West Virginia	5	2	1	—
Wisconsin	16	7	6	2
Wyoming	1	—	—	—

Total Stores	874	806	318	135

*	Includes T.J. Maxx, Marshalls or HomeGoods portion of a superstore.

Stores Located In Canada:

	Winners*	HomeSense*

Alberta	23	8
British Columbia	26	14
Manitoba	6	1
New Brunswick	3	2
Newfoundland	2	1
Nova Scotia	6	2
Ontario	95	35
Prince Edward Island	1	—
Quebec	37	11
Saskatchewan	3	1

Total Stores	202	75

*	Includes Winners or HomeSense portion of a superstore.

Stores Located In Europe:

	T.K. Maxx	HomeSense

United Kingdom	211	7
Republic of Ireland	15	—
Germany	9	—

Total Stores	235	7

Competition

The retail apparel and home fashion business is highly competitive. We compete on the basis of fashion, quality, price, value, merchandise selection and freshness, brand name recognition, service, reputation and store location. We compete with local, regional, national and international department, specialty, off-price, discount, warehouse and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, through catalogues or media or over the internet.

Employees

At January 31, 2009, we had approximately 133,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees during the peak back-to-school and holiday seasons.

Trademarks

We have the right to use our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, HomeSense, T.K. Maxx and A.J. Wright, in relevant countries. Our rights in these trademarks and service marks endure for as long as they are used.

Seasonality

Our business is subject to seasonal influences. In the second half of the year, which includes the back-to-school and holiday seasons, we generally realize higher levels of sales and income.

Sale of Bob’s Stores

In fiscal 2009, we sold Bob’s Stores, a value-oriented, branded apparel chain we acquired in fiscal 2004. The loss on the sale and historical results of operations have been accounted for as discontinued operations.

SEC Filings And Certifications

Copies of our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q and current reports on Form 8-K filed with or furnished to the Securities and Exchange Commission, or SEC, and any

amendments to those documents, are available free of charge on our website, www.tjx.com, under “SEC Filings,” as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. They are also available free of charge from TJX Investor Relations, 770 Cochituate Road, Framingham, Massachusetts, 01701. The public can read and copy materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, 1-800-SEC-0330. The SEC maintains a website containing all reports, proxies, information statements, and all other information regarding issuers that file electronically (http://www.sec.gov). The Annual CEO Certification for the fiscal year ended January 26, 2008, as required by the New York Stock Exchange, regarding our compliance with the corporate governance listing standards of the NYSE, was submitted to the NYSE on June 23, 2008.

Unless otherwise indicated, all store information in this Item 1 is as of January 31, 2009, and references to store square footage are to gross square feet. Fiscal 2007 means the fiscal year ended January 27, 2007, fiscal 2008 means the fiscal year ended January 26, 2008, fiscal 2009 means the fiscal year ended January 31, 2009 and fiscal 2010 means the fiscal year ending January 30, 2010.

Unless otherwise stated or the context otherwise requires, references in this Form 10-K to “TJX,” “we,” “us” and “our” refer to The TJX Companies, Inc. and its subsidiaries.

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

The adverse changes in global economic conditions and in financial and credit markets have adversely affected and could continue to adversely affect our financial performance.

As widely reported, economies worldwide are in crisis, and global financial markets have been experiencing extreme volatility, disruption and credit contraction. The current volatility and disruption to the capital markets have reached unprecedented levels and have significantly adversely impacted global economic conditions and may continue to do so, resulting in additional significant recessionary pressures and declines in employment levels, disposable income and actual and perceived wealth. Adverse economic conditions continue to affect consumer confidence and discretionary consumer spending and have adversely affected and may continue to adversely affect our sales, cash flows and results of operations. Additionally, adverse conditions in the financial and credit markets could adversely affect our costs of capital and the sources of liquidity available to us and have increased and could in the future increase our pension funding requirements. Finally, the effects and consequences of the current global economic crisis may not yet be known, which could potentially have a material adverse effect on our liquidity and capital resources, or otherwise negatively affect our business and financial results.

Fluctuations in foreign currency exchange rates may lead to lower revenues and earnings.

In addition to our U.S. businesses, we operate stores in Canada, the U.K., Ireland and Germany. Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and changes in foreign exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in exchange rates have had and are expected to continue to have a significant impact on our net sales and earnings.

Additionally, we routinely enter into inventory-related hedging instruments to mitigate the impact of foreign exchange on merchandise margins of merchandise purchased by our international segments that is denominated in currencies other than their local currencies. In accordance with generally accepted accounting principles, we evaluate the fair value of these hedging instruments and make mark-to-market adjustments at the end of an accounting period. These adjustments are of a much greater magnitude when there is significant volatility in currency exchange rates and may have a significant impact on our earnings.

In addition, changes in foreign exchange rates can increase the cost of inventory purchases by one of our businesses that are denominated in a currency other than the local currency of that business. When these changes occur suddenly, it can be difficult for us to adjust retail prices accordingly, and gross margin can be adversely affected. We expect that such changes may materially affect the gross margins of our Canada segment.

Although we implement foreign currency hedging and risk management strategies to reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates, we expect that foreign currency fluctuations could have a material adverse effect on our net sales and results of operations.

Failure to execute our opportunistic buying and inventory management could adversely affect our business.

We purchase the majority of our inventory opportunistically with our buyers purchasing close to need. To drive traffic to the stores and to increase same store sales, the treasure hunt nature of the off-price buying experience requires continued replenishment of fresh, high quality, attractively priced merchandise in our stores. While opportunistic buying enables our buyers to buy at opportune times and prices, in the quantities we need and into market trends, it places considerable discretion in our buyers, subjecting us to risks on the timing, pricing, quantity and nature of inventory flowing to the stores. In addition, we base our purchases of inventory, in part, on sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and decreased profit margins if we have excess or slow-moving inventory, or we may have insufficient inventory to meet customer demand, either of which could adversely affect our financial performance. In addition to acquiring inventory, we must properly execute our inventory management strategies through effectively allocating merchandise among our stores, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns. Failure to execute our opportunistic inventory buying and inventory management well could adversely affect our performance and our relationship with our customers.

Failure to continue to expand our operations successfully could adversely affect our financial results.

We have steadily expanded the number of concepts and stores we operate. Our revenue growth is dependent, among other things, upon our ability to continue to expand successfully through new store openings as well as our ability to increase same store sales. Successful store growth requires acquisition and development of appropriate real estate including selection of store locations in appropriate geographies, availability of attractive stores or store sites in such locations and negotiation of acceptable terms. Competition for desirable sites, increases in real estate, construction and development costs and availability and costs of capital could limit our ability to open new stores in desirable locations in the future or adversely affect the economics of new stores. When we open stores in new markets, we may encounter difficulties in attracting customers due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, and seasonal differences in the market. New stores may not achieve the same sales or profit levels as our existing stores and may be adversely affected by the sales and profitability of existing stores in their market areas. Further, expansion places significant demands on the administrative, merchandising, store operations, distribution and other organizations in our businesses to manage rapid growth, and we may not do so successfully.

Failure to successfully identify customer trends and preferences to meet customer demand could negatively impact our performance.

Because our success depends on our ability to meet customer demand, we take various steps to keep up with consumer trends and preferences including contacts with vendors, monitoring product category and fashion trends and comparison shopping and actively monitoring fashion trends. Our opportunistic buying model allows us to buy close to need and in response to consumer preferences and trends. However, identifying consumer trends and preferences and successfully meeting customer demand is challenging, and these steps and our off-price buying may be insufficient to do so, which could adversely affect our results.

Our quarterly operating results can be subject to significant fluctuations and may fall short of either a prior quarter or investors’ expectations.

Our operating results have fluctuated from quarter to quarter at points in the past, and they may continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior quarter or investors’ expectations. If we fail to meet the expectations of securities analysts or investors, our share price may decline. Factors that could cause us not to meet analysts’ earnings expectations include some factors that are within our control, such as the execution of our off-price buying; selection, pricing and mix of merchandise; and inventory management including flow, markon and markdowns; and some factors that are not within our control, including actions of competitors, weather conditions, economic conditions and consumer confidence, and seasonality. In addition, if we do not repurchase the number of shares we contemplate pursuant to our stock repurchase program, our earnings per share may be adversely affected. Most of our operating expenses, such as rent expense and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter. We maintain a forecasting process that seeks to project sales and align expenses. If we do not correctly forecast sales or appropriately adjust to actual results, our financial performance could be adversely affected.

Our future performance is dependent upon our ability to continue to expand within our existing markets and to extend our off-price model in new product lines, chains and geographic regions.

Our strategy is to continue to expand within existing markets and to expand to new markets and geographies. This growth strategy includes developing new ways to sell more or different merchandise within our existing stores, continued expansion of our existing chains in our existing markets and countries, expansion of these chains to new markets and countries, and development and opening of new chains, all of which entail significant risk. Our growth is dependent upon our ability to successfully extend our off-price retail apparel and home fashions concepts in these ways. Unsuccessful extension of our model could adversely affect future growth or financial performance.

Failure to implement our marketing, advertising and promotional programs successfully, or if our competitors are more effective with their programs than we are, may adversely affect our revenue.

We use marketing, advertising and promotional programs to attract customers to our stores. We use various media for these programs, including print, television, database marketing and direct marketing. Some of our competitors may have substantially larger expenditures for their programs, which may provide them with a competitive advantage. There can be no assurance that we will be able to continue to effectively execute our marketing, advertising and promotional programs, and any failure to do so could have a material adverse effect on our revenue and results of operations.

Our actual losses arising from the Computer Intrusion could exceed our reserve for our estimated probable losses, and our reputation and business could be materially harmed as a result of any future data breach.

We suffered an unauthorized intrusion or intrusions (such intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of our computer system that process and store information related to customer transactions, which was discovered late in fiscal 2007 and in which we believe that customer data were stolen. As a result we faced and continue to face litigation, claims and investigations. We have recorded a reserve that reflects our estimation of probable losses arising from the Computer Intrusion in accordance with generally accepted accounting principles. While this reserve represents our best estimation of total, potential cash liabilities from litigation, proceedings, investigations and other claims, as well as legal and other costs and expenses, arising from the Computer Intrusion, there is no assurance that our actual losses will not be greater.

Since discovering the Computer Intrusion, we have taken steps designed to further strengthen the security of our computer system and protocols and have instituted an ongoing program with respect to data security. Nevertheless, there can be no assurance that we will not suffer a future data compromise. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a further compromise or breach of our computer system. Any such further compromises or breaches could cause interruptions in our operations, damage to our reputation and customers’ willingness to shop in our stores, violation of applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Our business is subject to seasonal influences and a decrease in sales or margins during the second half of the year could adversely affect our operating results.

Our business is subject to seasonal influences; we generally realize higher levels of sales and income in the second half of the year, which includes the back-to-school and year-end holiday seasons. Any decrease in sales or margins during this period could have a disproportionately adverse effect on our financial condition and results of operations.

We experience risks associated with our substantial size and scale.

We operate seven retail concepts in several countries. Some aspects of the businesses and operations of the concepts are conducted with relative autonomy. The large size of our operations, our multiple businesses and the autonomy afforded to the concepts increase the risk that systems and practices will not be implemented uniformly throughout our company and that information will not be appropriately shared across different concepts and countries.

Unseasonable weather in the markets in which our stores operate or our distribution centers are located could adversely affect our operating results.

Adverse and unseasonable weather affects customers’ willingness to shop and their demand for the merchandise in our stores. Frequent or unusually heavy snow, ice or rain storms, severe cold or heat or extended periods of unseasonable temperatures in our markets could adversely affect our sales and increase markdowns. In addition, natural disasters such as hurricanes, tornadoes, floods and earthquakes could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas or result in the suspension of business in the affected areas or in areas served by the affected distribution center, thereby disrupting our business operations.

We operate in highly competitive markets, and we may not be able to compete effectively.

The retail business is highly competitive. We compete with many other local, regional, national and international retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, through catalogs or media or over the internet. We compete on the basis of quality, price, value, merchandise selection and freshness, brand name recognition, service, reputation and store location. Other competitive factors that influence the demand for the merchandise we sell include our advertising, marketing and promotional activities and the name recognition and reputation of our chains. If we fail to compete effectively, our sales and results of operations could be adversely affected.

Failure to attract and retain quality sales, distribution center and other associates in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, distribution center and other associates in large numbers as well as experienced buying and management personnel. Many of our associates are in entry level or part-time positions with historically high rates of turnover. The nature of the workforce in the retail industry subjects us to the risk of immigration law violations, which risk has increased in recent years. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. In addition, certain associates in our distribution centers are members of unions and therefore subject us to the risk of labor actions. Because of the distinctive nature of our off-price model, we must do significant internal training and development for a substantial number of our associates. The market for retail management is highly competitive and, in common with other retailers, we face challenges in securing sufficient management talent. Changes that adversely impact our ability to attract and retain quality associates and management personnel could adversely affect our performance.

If we engage in mergers or acquisitions of new businesses, or divest any of our current businesses, our business will be subject to additional risks.

We have grown our business in part through mergers and acquisitions. We may consider opportunities to acquire new businesses or to divest current businesses. Acquisition or divestiture activities may divert attention of management from operating the existing businesses. We may do a less-than-optimal job of evaluating target companies and their risks and benefits, and integration of acquisitions can be difficult and time-consuming. Acquisitions may not meet our expectations or may expose us to unexpected or greater-than-expected liabilities. Divestiture also involves risks, such as the risks of exposure on lease obligations, obligations undertaken in the disposition and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of the acquirer. Failure to execute on mergers or divestitures in a satisfactory manner could adversely affect our future results of operations and financial condition.

Failure to operate information systems and implement new technologies effectively could disrupt our business or reduce our sales or profitability.

The efficient operation of our business depends on our information systems, including our ability to operate them effectively and to successfully select and implement new technologies, systems, controls and adequate disaster recovery systems. We must operate and implement these systems and technologies such that we protect the confidentiality of data of our Company, our associates, our customers and other third parties. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.

We depend upon strong cash flows from our operations to support new capital expansion, operations, debt repayment, stock repurchase program and dividends.

Our business depends upon our operations to generate strong cash flows and upon the availability of financing sources to support our capital expansion requirements, general operating activities, stock repurchase program and dividends and to fund debt repayment. Our inability to continue to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms could adversely affect our financial performance or our earnings per share growth.

General economic and other factors adversely affect consumer spending, which could adversely affect our sales and operating results.

Interest rates; recession; inflation; deflation; consumer credit availability; consumer debt levels; energy costs; tax rates and policy; unemployment trends; threats or possibilities of war, terrorism or other global or national unrest; actual or threatened epidemics; political or financial instability; and general economic, political and other factors beyond our control have significant effects on consumer confidence and spending. Consumer spending, in turn, affects sales at retailers, which could include TJX. These factors could adversely affect our sales and performance if we do not successfully implement strategies to mitigate them.

Issues with merchandise quality or safety could damage our reputation, sales or financial results.

Various governmental authorities regulate the quality and safety of the merchandise we sell in our stores. Regulations and standards in this area, including those related to the recently enacted Consumer Product Safety Improvement Act of 2008 in the United States, may change from time to time. Our inability to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could have a material adverse effect on our financial results. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could cause damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, which could have a material adverse effect on our financial results.

We are subject to import risks associated with importing merchandise from abroad.

Many of the products sold in our stores are sourced by our vendors and to a limited extent by us in many foreign countries. As a result, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

—	potential disruptions in supply;

—	changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise;

—	strikes and other events affecting delivery;

—	consumer perceptions of the safety of imported merchandise, particularly merchandise imported from the People’s Republic of China; and

—	economic, political or other problems in countries from or through which merchandise is imported.

Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to international trade and imported merchandise could affect the availability and the price of our inventory.

Our expanding international operations expose us to risks inherent in foreign operations.

We have a significant retail presence in Canada, the United Kingdom and Ireland, and have recently expanded into Germany. Our goal is to continue to expand into other international markets in the future. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as understanding the retail climate and trends, local customs and competitive conditions in foreign markets, complying with foreign laws, rules and regulations, and foreign currency fluctuations, which could have an adverse impact on our profitability.

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

Changes in laws and regulations and outcomes of litigation and proceedings could negatively affect our business operations and financial performance.

We are subject to federal, state, provincial or local laws, rules and regulations in the United States and abroad, any of which may change from time to time in ways which could materially adversely affect our operations and our financial results and condition. We are from time to time involved in litigation and proceedings, the outcomes of which if determined adversely to us could materially adversely affect our operations and our financial results and condition. In addition, U.S. generally accepted accounting principles in accordance with which we prepare our financial statements may change from time to time, and these changes could have material effects on our reported financial results and condition.

We own and lease for long periods significant amounts of real estate, which subjects us to various financial risks.

We lease virtually all of our store locations generally for long terms and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with owning and leasing real estate. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform obligations under the applicable lease, including, among other things, paying rent and operating expenses for the balance of the lease term, or exercising rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease leased property, we can remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease virtually all of our over 2,600 store locations, generally for 10 years with options to extend the lease term for one or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified payments.

The following is a summary of our primary distribution centers and primary administrative office locations by segment as of January 31, 2009. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied:

DISTRIBUTION CENTERS

Marmaxx:
T.J. Maxx	Worcester, Massachusetts	500,000 s.f.—owned
	Evansville, Indiana	983,000 s.f.—owned
	Las Vegas, Nevada	713,000 s.f. shared with
Marshalls—owned
	Charlotte, North Carolina	600,000 s.f.—owned
	Pittston Township, Pennsylvania	1,017,000 s.f.—owned
Marshalls	Decatur, Georgia	780,000 s.f.—owned
	Woburn, Massachusetts	473,000 s.f.—leased
	Bridgewater, Virginia	562,000 s.f.—leased
	Philadelphia, Pennsylvania	1,001,000 s.f.—leased
HomeGoods	Brownsburg, Indiana	805,000 s.f.—owned
	Bloomfield, Connecticut	803,000 s.f.—owned
A.J. Wright	Fall River, Massachusetts	501,000 s.f.—owned
	South Bend, Indiana	542,000 s.f.—owned
Canada	Brampton, Ontario	507,000 s.f.—leased
	Mississauga, Ontario	669,000 s.f.—leased
Europe	Milton Keynes, England	108,000 s.f.—leased
	Wakefield, England	176,000 s.f.—leased
	Stoke, England	261,000 s.f.—leased
	Walsall, England	275,000 s.f.—leased

OFFICE SPACE

Corporate, Marmaxx, HomeGoods, A.J. Wright	Framingham and Westboro, Massachusetts	1,254,000 s.f.—leased in several buildings
Canada	Mississauga, Ontario	140,000 s.f.—leased
Europe	Watford, England	61,000 s.f.—leased
	Dusseldorf, Germany	14,000 s.f.—leased

ITEM 3. LEGAL PROCEEDINGS

Putative class actions consolidated in the United States District Court for the District of Massachusetts, In re TJX Companies Retail Security Breach Litigation, 07-cv-10162, were filed against TJX (i) putatively on behalf of customers in the United States, Puerto Rico and Canada whose transaction data were allegedly compromised by the Computer Intrusion (“Customer Track”)and (ii) putatively on behalf of financial institutions that received alerts from MasterCard or Visa related to the Computer Intrusion identifying payment cards issued by such financial institutions and that thereafter suffered damages from actual reissuance costs, monitoring expenses or fraud loss (“Financial Institutions Track”). These putative class actions asserted claims for negligence and related common-law and/or statutory causes of action stemming from the Computer Intrusion, and sought various forms of relief including damages, related injunctive or equitable remedies, multiple or punitive damages, and attorneys’ fees.

•	Customer Track. On December 30, 2008, the District Court judgment in the Customer Track approving the Amended Settlement Agreement, dated as of November 14, 2007, among TJX, its acquiring bank and the named plaintiffs, individually and on behalf of the settlement class, became final.

•	Financial Institutions Track. On October 12, 2007, the District Court dismissed the plaintiffs’ claims in the Financial Institutions Track, other than their claims of negligent misrepresentation and violation of the Massachusetts consumer protection statute (Chapter 93A) based on negligent misrepresentation, and denied the plaintiffs’ motion for class certification of the non-dismissed claims. Subsequently, the District Court dismissed the Financial Institutions Track of the action for lack of subject matter jurisdiction and ordered the case transferred to state court in Massachusetts. On March 30, 2009, the United States Court of Appeals for the First Circuit affirmed the dismissal of the plaintiffs’ claims for negligence and breach of contract, affirmed the denial of the plaintiffs’ motion for leave to amend their complaint to add a count for conversion, and vacated the order transferring the case to state court in Massachusetts. The First Circuit further upheld the decision not to dismiss plaintiffs’ claims for negligent misrepresentation and for violation of Chapter 93A based on negligent misrepresentation (but in so doing noted that the plaintiffs had not appealed from the lower court’s denial of class certification of such claims) and reversed the dismissal of the plaintiffs’ claim for breach of Chapter 93A based on an unfairness theory. Finally, the First Circuit remanded to the District Court for further proceedings on those claims that the First Circuit ruled were not subject to dismissal, noting that during such further proceedings TJX will have an opportunity to move for summary judgment on all such claims and to challenge class certification of the plaintiffs’ claim for breach of Chapter 93A based on an unfairness theory.

Those financial institutions that (for themselves and, in the case of MasterCard issuers, on behalf of their affiliated and their sponsored issuers) accepted the settlement offer under the Settlement Agreement among TJX, Visa U.S.A. Inc. and Visa Inc. and TJX’s acquiring bank dated as of November 29, 2007 or the Settlement Agreement between TJX and MasterCard International Incorporated dated as of April 2, 2008, released and indemnified TJX and its acquiring banks with respect to any claims of such issuers as Visa issuers or MasterCard issuers, respectively, with respect to any claims by reason of any matter, occurrence, or event pertaining to the Computer Intrusion, including but not limited to claims in the Financial Institution Track and state court case described below. In addition, the named plaintiffs in the Financial Institutions Track other than AmeriFirst Bank previously settled with TJX.

On January 16, 2008, AmeriFirstBank and an additional plaintiff filed an action in Massachusetts state court, AmeriFirstBank et al. v. The TJX Companies, Inc. et al, Massachusetts Superior Court 08-0229, raising allegations and claims nearly identical to those asserted in the Financial Institutions Track of the purported federal class action. The complaint stated plaintiffs’ intention to bring class allegations depending on pre-trial rulings by the state court. The state court stayed the state action pending adjudication by the federal court of the appeals in the Financial Institutions Track. On March 30, 2009, the First Circuit issued the opinion described above on those appeals.

A multi-state group of 41 state Attorneys General is investigating whether TJX may have violated their respective state consumer protection laws with respect to the Computer Intrusion. TJX has responded to Civil Investigative Demands with respect to this investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of TJX’s security holders during the fourth quarter of fiscal 2009.

Part II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range Of Common Stock

Our common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low sale prices for the equity for fiscal 2009 and fiscal 2008 are as follows:

	Fiscal 2009		Fiscal 2008
Quarter	High	Low	High	Low

First	$34.93	$29.44	$29.84	$25.74
Second	$36.44	$30.32	$30.19	$26.34
Third	$37.52	$23.20	$32.46	$26.29
Fourth	$28.01	$17.80	$31.95	$25.49

The approximate number of common shareholders at January 31, 2009 was 54,000.

We declared four quarterly dividends of $0.11 per share for fiscal 2009 and $0.09 per share for fiscal 2008. While our dividend policy is subject to periodic review by our Board of Directors, we currently intend to continue to pay comparable dividends in the future.

Information On Share Repurchases

The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2009 and the average price paid per share are as follows:

				Maximum Number
				(or Approximate
				Dollar Value) of
			Total Number of Shares	Shares that May Yet
	Total	Average Price Paid	Purchased as Part of a	be Purchased Under
	Number of Shares	Per	Publicly Announced	the Plans or
Period	Repurchased(1)	Share(2)	Plan or Program(3)	Programs

October 26, 2008 through November 22, 2008	2,736,300	$23.75	2,736,300	$744,893,130
November 23, 2008 through December 27, 2008	—	$—	—	$744,893,130
December 28, 2008 through January 31, 2009	—	$—	—	$744,893,130

Total:	2,736,300		2,736,300

(1)	All shares were purchased as part of publicly announced plans.
(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
(3)	Our fiscal 2009 repurchases completed the $1 billion stock repurchase program approved by the Board of Directors and announced in February 2007 and included the repurchase of 8.9 million shares at a cost of $255 million under the $1 billion stock repurchase program approved by the Board of Directors and announced in February 2008. As of January 31, 2009, $745 million remained available for purchase under the current $1 billion program.

The following table provides certain information as of January 31, 2009 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to	Weighted-Average Exercise	Number of Securities Remaining
	be Issued Upon Exercise	Price of Outstanding	Available for Future Issuance Under
	of Outstanding Options,	Options, Warrants and	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Rights	Securities Reflected in Column (a))

Equity compensation plans approved by security holders	31,772,628	$24.83	12,409,505
Equity compensation plans not approved by security holders(1)	N/A	N/A	N/A

Total	31,772,628	$24.83	12,409,505

(1)	All equity compensation plans have been approved by shareholders.

For additional information concerning our equity compensation plans, see Note H to our consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Fiscal Year Ended January(1)
Amounts in thousands except per share amounts	2009	2008	2007	2006	2005

	(53 Weeks)
Income statement and per share data:
Net sales	$18,999,505	$18,336,726	$17,104,013	$15,667,463	$14,570,189
Income from continuing operations	$914,886	$782,432	$787,172	$706,653	$620,838
Weighted average common shares for diluted earnings per share calculation	442,255	468,046	480,045	491,500	509,661
Diluted earnings per share from continuing operations	$2.08	$1.68	$1.65	$1.45	$1.23
Cash dividends declared per share	$0.44	$0.36	$0.28	$0.24	$0.18
Balance sheet data:
Cash and cash equivalents	$453,527	$732,612	$856,669	$465,649	$307,187
Working capital	$858,238	$1,231,301	$1,365,833	$888,276	$701,008
Total assets	$6,178,242	$6,599,934	$6,085,700	$5,496,305	$5,075,473
Capital expenditures	$582,932	$526,987	$378,011	$495,948	$429,133
Long-term obligations(2)	$383,782	$853,460	$808,027	$807,150	$598,540
Shareholders’ equity	$2,134,557	$2,131,245	$2,290,121	$1,892,654	$1,746,556
Other financial data:
After-tax return (continuing operations) on average shareholders’ equity	42.9%	35.4%	37.6%	38.8%	36.8%
Total debt as a percentage of total capitalization(3)	26.7%	28.6%	26.1%	29.9%	28.6%
Stores in operation at year-end:
In the United States:
T.J. Maxx	874	847	821	799	771
Marshalls	806	776	748	715	697
HomeGoods	318	289	270	251	216
A.J. Wright(4)	135	129	129	152	130
In Canada:
Winners	202	191	184	174	168
HomeSense	75	71	68	58	40
In Europe:
T.K. Maxx	235	226	210	197	170
HomeSense	7	—	—	—	—

Total	2,652	2,529	2,430	2,346	2,192

Selling Square Footage at year-end:
In the United States:
T.J. Maxx	20,543	20,025	19,390	18,781	18,033
Marshalls	20,388	19,759	19,078	18,206	17,511
HomeGoods	6,248	5,569	5,181	4,859	4,159
A.J. Wright(4)	2,680	2,576	2,577	3,054	2,606
In Canada:
Winners	4,647	4,389	4,214	4,012	3,811
HomeSense	1,437	1,358	1,280	1,100	747
In Europe:
T.K. Maxx	5,404	5,096	4,636	4,216	3,491
HomeSense	107	—	—	—	—

Total	61,454	58,772	56,356	54,228	50,358

(1)	Fiscal 2008 and prior fiscal years have been adjusted to reclassify the operating results of Bob’s Stores to discontinued operations. Fiscal 2006 and prior fiscal years have been adjusted to reclassify the operating results of the A.J. Wright store closings to discontinued operations. See Note C to the consolidated financial statements. Fiscal 2005 has been adjusted to reflect the effect of adopting Statement of Financial Accounting Standards No. 123 (R) in fiscal 2006.
(2)	Includes long-term debt, exclusive of current installments and capital lease obligation, less portion due within one year.
(3)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligation, including current maturities.
(4)	A.J. Wright stores in operation and selling square footage for fiscal 2006 and prior fiscal years include store counts and square footage for the stores that are part of discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows relates to our 53-week fiscal year ended January 31, 2009 (fiscal 2009), and the fiscal years ended January 26, 2008 (fiscal 2008) and January 27, 2007 (fiscal 2007), each of which included 52 weeks.

Our results reflect two discontinued operations: Bob’s Stores, sold in fiscal 2009 and 34 A.J. Wright stores closed in fiscal 2007 as part of a repositioning of the chain. See Note C to the consolidated financial statements. All references in the following discussion are to continuing operations unless otherwise indicated.

Our results reflect the costs of the unauthorized intrusion or intrusions (collectively, the “Computer Intrusion”) into portions of our computer system, which was discovered in late fiscal 2007 and in which we believe customer data were stolen. See “Provision for Computer Intrusion related costs” below.

RESULTS OF OPERATIONS

Our fiscal 2009 performance was adversely affected in the second half of the year by two macroeconomic factors: the worldwide recession which adversely affected consumer spending and retail sales at TJX and generally and the significant strengthening of the U.S. dollar against the Canadian dollar and the British pound, which adversely affected the translation of the operating results of our Canadian and European businesses. With the flexibility of our off-price business model, in fiscal 2009 we increased our inventory turns and maintained the value proposition of our merchandise by buying closer to need and operating with leaner-than-usual inventories. We also continued a focus on tight expense control during fiscal 2009. Despite the challenging environment, customer traffic in fiscal 2009 was up across virtually all of our divisions, and merchandise margins remained strong. Highlights of our financial performance for fiscal 2009 include the following:

—	Net sales for fiscal 2009 were $19.0 billion, a 4% increase over fiscal 2008. The 53rd week in fiscal 2009 increased net sales by approximately 1%, which was more than offset by a 2% decline in net sales due to the impact of foreign currency exchange rates. We continued to grow our business, with both stores in operation and selling square footage up 5% at the end of fiscal 2009 compared to last fiscal year end.

—	Same store sales on a 52-week basis for fiscal 2009 increased 1% over the prior year.

—	Our cost of sales ratio for fiscal 2009 increased 0.3 percentage points, as an increase in merchandise margins and the benefit of the 53rd week were more than offset by buying and occupancy expense deleverage on a 1% same store sales increase. Selling, general and administrative expenses as a percentage of net sales for fiscal 2009 increased by 0.1 percentage points compared to the prior year, primarily due to deleverage on the 1% same store sales increase.

—	Our fiscal 2009 pre-tax margin (the ratio of pre-tax income to net sales) was 7.6% compared to 6.9% for fiscal 2008. The comparison of pre-tax margins for fiscal 2009 to fiscal 2008 was affected by the Provision for Computer Intrusion related costs in each year. Fiscal 2009 included a $31 million credit (pre-tax) to the provision, which increased pre-tax margin by 0.2 percentage points, while fiscal 2008 included a pre-tax charge of $197 million, which reduced the fiscal 2008 pre-tax margin by 1.1 percentage points.

—	Income from continuing operations was $914.9 million, or $2.08 per diluted share, for fiscal 2009 compared to $782.4 million, or $1.68 per diluted share, last year. The fiscal 2009 credit to the Provision for Computer Intrusion related costs increased fiscal 2009 income from continuing operations by $18 million, or $0.04 per diluted share, while the fiscal 2008 charge for the Provision for Computer Intrusion related costs reduced fiscal 2008 income from continuing operations by $119 million, or $0.25 per diluted share.

—	During fiscal 2009, we repurchased 24.0 million shares of our common stock at a cost of $741 million. Our diluted earnings per share reflect the benefit of our stock repurchase program.

—	Consolidated average per store inventories of our continuing operations, including inventory on hand at our distribution centers, were down 6% at the end of fiscal 2009 as compared to an increase of 2% at the prior year end. On a comparable basis, adjusting for currency and a calendar shift due to the 53rd week in fiscal 2009, average per store inventories, including inventory on hand at our distribution centers, were down 4% in fiscal 2009 as compared to fiscal 2008 and were essentially flat in fiscal 2008 as compared to fiscal 2007.

We have implemented steps to position ourselves for the fiscal year ending January 30, 2010 (fiscal 2010) in light of the ongoing worldwide recession including:

—	We have planned our consolidated same store sales conservatively, setting our inventory and expense plans around negative low single digit comparable store sales.

—	We plan to continue to operate with historically lean inventories and to buy closer to need than in the past, designed to increase inventory turns and drive traffic to our stores.

—	We are taking measures designed to reduce expenses in fiscal 2010 by up to $150 million including further savings in non-merchandise procurement, implementing processes to more efficiently manage payroll in our store and distribution centers, reducing marketing expenditures while increasing penetration, eliminating open positions, eliminating merit pay increases across the majority of the organization, restructuring certain areas to improve productivity and efficiency and offering a voluntary retirement program for certain employees.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for fiscal 2009 totaled $19.0 billion, a 4% increase over net sales of $18.3 billion in fiscal 2008. The increase reflected a 4% increase from new stores, a 1% increase from the 53rd week and a 1% increase in same store sales, offset by a 2% decline from the negative impact of foreign currency exchange rates. Consolidated net sales for fiscal 2008 increased 7% over net sales of $17.1 billion for fiscal 2007. The increase reflected increases of 3% from new stores, 2% from same store sales and a 2% favorable impact due to foreign currency exchange rates.

New stores have been a significant source of sales growth. Both our consolidated store count and our selling square footage increased by 5% in fiscal 2009 and by 4% in fiscal 2008 over the respective prior year periods. As a result of economic conditions, we have planned store openings more conservatively and expect to add 64 stores (net of store closings) in fiscal 2010, a 2% increase in our consolidated store base and an increase of 2% in our selling square footage.

The 1% same store sales increase in fiscal 2009 reflected a strong first half performance, especially at our international segments, partially offset by same store sales decreases in the second half of the year largely due to the economic recession. Customer traffic increased at virtually all of our businesses in fiscal 2009, even in the third and fourth quarters, which was partially offset by a reduction in the value of the average transaction. As for merchandise categories, shoes, accessories and dresses were the strongest performers, while home fashions were adversely affected by the weak housing market and economic conditions. Geographically, same store sales in Canada and the United Kingdom were above the consolidated average for fiscal 2009, while in the U.S., same store sales in the West Coast and Florida trailed the consolidated average.

The 2% increase in same store sales for fiscal 2008 was driven by a strong performance at our international segments. In the U.S., sales of dresses, footwear and accessories were strong, partially offset by softer sales in the balance of the women’s apparel category. At Marmaxx, our largest business, home categories were also weak. Same store sales increases benefited from the continued expansion of footwear departments in Marshalls. During fiscal 2008, we opened expanded footwear departments in approximately 240 additional Marshalls stores. Same store sales for fiscal 2008 at our international segments were above the consolidated average. Within the U. S., the strongest regions were the West Coast and the Northeast, while Florida and the Southeast trailed the U.S. average. Overall transaction volume was slightly down in fiscal 2008, more than offset by an increase in the value of the average transaction.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that are increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign divisions are calculated on a constant currency basis, which removes the effect of changes in currency exchange rates, and we believe it is a more accurate measure of the divisional operating performance.

The following table sets forth our consolidated operating results as a percentage of net sales:

	Fiscal Year Ended January
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	75.8	75.5	75.8
Selling, general and administrative expenses	16.7	16.6	16.7
Provision for Computer Intrusion related costs	(0.2)	1.1	—
Interest (income) expense, net	0.1	—	0.1

Income from continuing operations before provision for income taxes*	7.6%	6.9%	7.4%

*	Due to rounding, the individual items may not foot to Income from continuing operations before provision for income taxes.

Impact of foreign currency exchange rates: Our operating results can be adversely affected by foreign currency exchange rates as a result of significant changes in the value of the U.S. dollar in relation to other currencies. Two of the more significant ways in which foreign currency impacts us are as follows:

Translation of foreign operating results into U.S. dollars: In our financial statements, we translate the operations of our stores in Canada and Europe from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from comparable prior periods can result in meaningful variations in consolidated net sales, income from continuing operations and earnings per share growth as well as the net sales and operating results of our Canadian and European segments. Currency translation generally does not affect operating margins, as sales and expenses of the foreign operations are translated at essentially the same rates each period.

Inventory hedges: Additionally, we routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our international divisions purchase goods in currencies that are not their local currencies, primarily U.S. dollar purchases. As we have not elected “hedge accounting” as defined by SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”), under generally accepted accounting principles we record a mark-to-market adjustment on the hedging instruments in our results of operations at the end of each reporting period, prior to the currency gain or loss being recorded on the items being hedged. In subsequent periods, the income statement impact of the hedges are effectively offset when the related inventory is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates, as there were in the third and fourth quarters of fiscal 2009. Historically, the impact on a full-year basis has not been material. Since the mark-to-market adjustment on these hedges has no impact on net sales, it affects both our operating margins and earnings growth.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 75.8% in fiscal 2009, 75.5% in fiscal 2008 and 75.8% in fiscal 2007. This ratio for fiscal 2009, as compared to fiscal 2008, increased 0.3 percentage points primarily due to deleverage of buying and occupancy costs on the 1% same store sales increase. This deleverage more than offset a benefit to this expense ratio due to the 53rd week (estimated at approximately 0.2 percentage points) as well as an improvement in our consolidated merchandise margin of 0.2 percentage points. Throughout fiscal 2009, we solidly executed our off-price fundamentals, buying close to need, operating with leaner inventories and taking advantage of opportunities in the market place.

Cost of sales, including buying and occupancy costs, as a percentage of net sales for fiscal 2008, as compared to fiscal 2007, reflected an improvement in our consolidated merchandise margin (0.4 percentage points), due to improved markon and lower markdowns. Throughout fiscal 2008, we solidly executed our off-price fundamentals, buying close to need and taking advantage of opportunities in the market place. This merchandise margin improvement was partially offset by a slight increase in occupancy costs as a percentage of net sales. All other buying and occupancy costs remained relatively flat as compared to the same period in the prior year.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales were 16.7% in fiscal 2009, 16.6% in fiscal 2008 and 16.7% in fiscal 2007. The increase in fiscal 2009 compared to fiscal 2008 reflects deleverage from the low same store sales increase, primarily in store payroll and field costs, partially offset by savings from cost containment initiatives. Advertising costs as a percentage of net sales in fiscal 2009 were essentially flat to the prior year.

The fiscal 2008 expense ratio was slightly down compared to the prior year with a planned increase in advertising costs (0.1 percentage point) being offset by cost containment initiatives.

Provision for Computer Intrusion related costs: From the time of the discovery of the Computer Intrusion late in fiscal 2007, through the end of fiscal 2009, we cumulatively expensed $171.5 million (pre-tax) with respect to the Computer Intrusion, including a net charge of $159.2 million in fiscal 2008 to reserve for probable losses, costs of $42.8 million incurred prior to establishment of the reserve ($5 million of which was recorded in fiscal 2007) and a $30.5 million reduction in the reserve in fiscal 2009 as a result of negotiations, settlements, insurance proceeds and adjustments in our estimated losses. Costs relating to the Computer Intrusion incurred and paid after establishment of the reserve were charged against the reserve, which is included in accrued expenses and other liabilities on our balance sheet.

As of January 31, 2009, our reserve balance was $42.2 million, which reflects our current estimation of remaining probable losses (in accordance with U.S. generally accepted accounting principles) with respect to the Computer Intrusion, including litigation, proceedings, investigations and other claims, as well as legal, monitoring, reporting and other costs. As an estimate, our reserve is subject to uncertainty, our actual costs may vary from our current estimate and such variations may be material. We may decrease or increase the amount of our reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses and receipt of insurance proceeds and for other changes.

Interest (income) expense, net: Interest (income) expense, net amounted to expense of $14.3 million for fiscal 2009, income of $1.6 million for fiscal 2008 and expense of $15.6 million for fiscal 2007. The changes from year to year relate primarily to interest income which totaled $22.2 million in fiscal 2009, $40.7 million in fiscal 2008 and $23.6 million in fiscal 2007. In fiscal 2008, we generated more interest income due to higher cash balances available for investment as well as higher interest rates earned on our investments.

Income taxes: Our effective annual income tax rate was 36.9% in fiscal 2009, 37.9% in fiscal 2008 and 37.7% in fiscal 2007. The decrease in the tax rate for fiscal 2009 as compared to fiscal 2008 reflects the favorable impact of a $19 million reduction in the FIN 48 tax liability, which reduced the annual effective income tax rate for fiscal 2009 by 1.3 percentage points. This improvement in the annual income tax rate in fiscal 2009 was offset by the absence of a fiscal 2008 favorable tax benefit of 0.4 percentage points relating to the tax treatment of our Puerto Rico subsidiary. See Note J to the consolidated financial statements.

The increase in the tax rate for fiscal 2008 as compared to fiscal 2007 reflects the absence of some fiscal 2007 one-time benefits as well as an increase due to certain FIN 48 tax positions, partially offset by the favorable impact of increased income at our foreign operations and increased foreign tax credits relating to the tax treatment of our Puerto Rico subsidiary.

Income from continuing operations: Income from continuing operations was $914.9 million in fiscal 2009, $782.4 million in fiscal 2008 and $787.2 million in fiscal 2007. Income from continuing operations per share was $2.08 in fiscal 2009, $1.68 in fiscal 2008 and $1.65 in fiscal 2007. Unlike many companies in the retail industry, we did not have a 53rd week in fiscal 2007, but did have a 53rd week in fiscal 2009. We estimate the 53rd week in fiscal 2009 favorably affected earnings per share by $0.09 per share.

The reduction in the Provision for Computer Intrusion related costs in fiscal 2009 benefited income from continuing operations by approximately $18 million, after-tax, or $0.04 per share. The charge relating to the Computer Intrusion related costs in fiscal 2008, adversely affected income from continuing operations by approximately $119 million, after tax, or $0.25 per share.

Changes in foreign currency exchange rates also affected the comparability of our results. Changes in currency rates reduced earnings per share by $0.05 per share in fiscal 2009 as compared to an increase of $0.01 per share in fiscal 2008. Changes in foreign currency exchange rates increased fiscal 2008 earnings per share by $0.05 per share in comparison to fiscal 2007.

In addition, our share repurchase program affects the comparability of earnings per share. We repurchased 24.0 million shares of our stock at a cost of $741 million in fiscal 2009; we repurchased 33.3 million shares at a cost of $950 million in fiscal 2008; and we repurchased 22.0 million shares at a cost of $557 million in fiscal 2007.

Discontinued operations and net income: All historical income statements have been adjusted to reflect the sale of Bob’s Stores in fiscal 2009 and the closure of 34 A.J. Wright stores in fiscal 2007 as discontinued operations. Including the impact of discontinued operations, net income was $880.6 million, or $2.00 per share, for fiscal 2009, $771.8 million, or $1.66 per share, for fiscal 2008 and $738.0 million, or $1.55 per share, for fiscal 2007.

Segment information: The following is a discussion of the operating results of our business segments. In the United States, our T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright each is reported as a separate segment. TJX’s stores operated in Canada (Winners and HomeSense) are reported as the Canadian segment, and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported as the European segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense, Provision for Computer Intrusion related costs and interest. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments:

Marmaxx:

	Fiscal Year Ended January
Dollars in millions	2009	2008	2007

Net sales	$12,362.1	$11,966.7	$11,531.8
Segment profit	$1,155.8	$1,158.2	$1,079.3
Segment profit as a percentage of net sales	9.3%	9.7%	9.4%
Percent increase in same store sales	0%	1%	2%
Stores in operation at end of period
T.J. Maxx	874	847	821
Marshalls	806	776	748

Total Marmaxx	1,680	1,623	1,569

Selling square footage at end of period (in thousands)
T.J. Maxx	20,543	20,025	19,390
Marshalls	20,388	19,759	19,078

Total Marmaxx	40,931	39,784	38,468

Net sales at Marmaxx increased 3% in fiscal 2009 as compared to fiscal 2008. Same store sales for Marmaxx were flat in fiscal 2009 compared to a 1% same store sales increase in fiscal 2008.

Sales at Marmaxx for fiscal 2009 reflected increased customer traffic offset by a decrease in the value of the average transaction. Categories that posted same store sales increases included footwear and accessories, children’s clothing and dresses. During fiscal 2009, we added expanded footwear departments to approximately 220 Marshalls stores, which nearly completes the expansion of footwear departments at Marshalls. Home categories at Marmaxx reported same store sales decreases in fiscal 2009. Geographically in fiscal 2009, same store sales in the Northeast, Midwest and Mid-Atlantic regions were above the chain average, while same store sales in the West Coast, Florida and the Southeast were below the chain average.

Segment profit as a percentage of net sales (“segment margin” or “segment profit margin”) decreased to 9.3% in fiscal 2009 from 9.7% in fiscal 2008. Segment margin was negatively impacted by an increase in occupancy costs as a percentage of net sales (0.5 percentage points) due to deleverage on the flat same store sales. This decrease was partially offset by an increase in merchandise margin (0.1 percentage point) due to increased markon. As of January 31, 2009, average per store inventories, including inventory on hand at distribution centers, were down 4% compared to a 2% decrease at the prior year end. The decreases in average inventories were primarily due to continued focus on maintaining a liquid inventory position.

Segment margin for fiscal 2008 increased to 9.7% compared to 9.4% in fiscal 2007. Segment margin was favorably impacted by merchandise margins, which increased 0.4 percentage points (as a percentage of net sales) due to lower markdowns and a higher markon, as well as some expense leverage due to our cost containment measures. These improvements in segment margin were partly offset by an increase in occupancy costs and a planned increase in advertising expense.

We expect to open approximately 17 new stores (net of closings) in fiscal 2010, increasing the Marmaxx store base by 1% and increasing its selling square footage by 1%.

Canada:

	Fiscal Year Ended January
U.S. Dollars in millions	2009	2008	2007

Net sales	$2,139.4	$2,040.8	$1,740.8
Segment profit	$236.1	$235.1	$181.9
Segment profit as a percentage of net sales	11.0%	11.5%	10.4%
Percent increase in same store sales	3%	5%	5%
Stores in operation at end of period
Winners	202	191	184
HomeSense	75	71	68

Total	277	262	252

Selling square footage at end of period (in thousands)
Winners	4,647	4,389	4,214
HomeSense	1,437	1,358	1,280

Total	6,084	5,747	5,494

Net sales for the Canadian segment for fiscal 2009 increased by 5% over fiscal 2008. Currency exchange translation reduced fiscal 2009 sales by approximately $68 million. Same store sales increased 3% in fiscal 2009 compared to a strong increase of 5% in fiscal 2008. Same store sales of outerwear, footwear, jewelry and accessories were above the segment average, while HomeSense same store sales were below the segment average for fiscal 2009.

Segment profit for fiscal 2009 increased slightly to $236 million compared to $235 million in fiscal 2008, while segment margin decreased 0.5 percentage points to 11.0%. Currency exchange translation reduced segment profit by $11 million for fiscal 2009, as compared to fiscal 2008. However, because currency translation impacts both sales and expenses, it has little or no impact on segment margin. In addition, the mark-to-market adjustment of inventory related hedges reduced segment profit in fiscal 2009 by $1 million, in contrast to a $5 million benefit of the mark-to-market adjustment of inventory related hedges in fiscal 2008 which adversely impacted segment margin comparisons by 0.3 percentage points. Segment margin for fiscal 2009, reflected increases in distribution center costs and store payroll costs as a percentage of net sales, partially offset by an increase in merchandise margins. In the third quarter of fiscal 2009, Winners opened 2 StyleSense stores, a new concept that offers family footwear and accessories. We anticipate that merchandise margins in the Canadian segment will also decline in fiscal 2010 as a result of foreign currency exchange, due to the high volume of merchandise purchases by the Canadian segment denominated in U.S. dollars.

Segment profit margin for fiscal 2008 increased 1.1 percentage points to 11.5% compared to 10.4% for fiscal 2007. This improvement in segment margin was primarily due to improved expense ratios (leverage from the 5% same store sales increase as well as cost containment initiatives). Currency exchange rates increased segment profit by approximately $24 million for fiscal 2008, as compared to fiscal 2007. Most of this increase was due to currency translation, and as a result, it had no impact on segment margin. The increase in segment profit in fiscal 2008 also included the favorable impact of a mark-to-market adjustment of inventory hedge contracts, which increased segment margin by 0.3 percentage points. The fiscal 2008 segment margin also reflected an increase in merchandise margin, primarily due to increased markon as well as the favorable impact of cost containment initiatives and strong same store sales results on expense ratios.

We expect to add a net of 13 stores in Canada in fiscal 2010, which is an increase of 5% and will increase selling square footage by 5%.

Europe:

	Fiscal Year Ended January
U.S. Dollars in millions	2009	2008	2007

Net sales	$2,242.1	$2,216.2	$1,864.5
Segment profit	$137.6	$127.2	$109.3
Segment profit as a percentage of net sales	6.1%	5.7%	5.9%
Percent increase in same store sales	4%	6%	9%
Stores in operation at end of period
T.K. Maxx	235	226	210
HomeSense	7	—	—

Total	242	226	210

Selling square footage at end of period (in thousands)
T.K. Maxx	5,404	5,096	4,636
HomeSense	107	—	—

Total	5,511	5,096	4,636

European net sales for fiscal 2009 increased 1% to $2.2 billion compared to fiscal 2008. Currency exchange rate translation negatively affected fiscal 2009 sales by approximately $282 million. Same store sales increased 4% for fiscal 2009 compared to a 6% increase last year. Same store sales for footwear and accessories and most other women’s apparel categories performed above the chain average, while home fashions were below the chain average.

Segment profit for fiscal 2009 increased 8% to $137.6 million, and segment margin increased 0.4 percentage points to 6.1% compared to last year. Currency exchange rate translation negatively affected segment profit by approximately $26 million in fiscal 2009. The increase in segment margin reflects improved merchandise margins, partially offset by an increase in occupancy costs as a percentage of sales and the cost of operations in Germany. We are encouraged by the performance of our German stores but as they are new stores, they reduce the segment margin generated by the more established stores in the U.K. and Ireland. During fiscal 2009, T.K. Maxx added 4 more stores in Germany, following the opening of its first 5 stores in Germany in fiscal 2008. T.K. Maxx also introduced the HomeSense concept into the U.K. with 7 new stores.

Segment profit for fiscal 2008 increased 16% to $127.2 million, while segment margin decreased slightly to 5.7% compared to fiscal 2007. Currency exchange rate translation favorably impacted segment profit by approximately $10 million in fiscal 2008, but did not impact the segment profit margin. The opening of 5 stores in Germany reduced segment profit for fiscal 2008 by $11 million and reduced the fiscal 2008 segment margin by 0.6 percentage points, offsetting the slightly improved merchandise margin in the remainder of the segment, as well as the favorable impact of same store sales growth on expense ratios and the segment’s cost containment initiatives.

In fiscal 2010, we plan to open a net of 17 T.K. Maxx stores, including 10 in Germany and 3 HomeSense stores in the U.K. and to expand selling square footage by 8%.

HomeGoods:

	Fiscal Year Ended January
Dollars in millions	2009	2008	2007

Net sales	$1,578.3	$1,480.4	$1,365.1
Segment profit	$42.4	$76.2	$60.9
Segment profit as a percentage of net sales	2.7%	5.1%	4.5%
Percent (decrease) increase in same store sales	(3)%	3%	4%
Stores in operation at end of period	318	289	270
Selling square footage at end of period (in thousands)	6,248	5,569	5,181

HomeGoods’ net sales for fiscal 2009 increased 7% compared to fiscal 2008, and same store sales decreased 3% in fiscal 2009. Sales of home fashions have been particularly impacted by the weak housing market and recession. Segment margin of 2.7% was down from 5.1% for fiscal 2008. Merchandise margins declined in fiscal 2009, primarily due to increased markdowns. In addition, HomeGoods experienced deleverage on operating costs as a result of the decline in same store sales. We are seeking to address the difficult home environment by operating with very lean inventories and focusing on merchandise categories that we believe will resonate with consumers in these difficult times.

HomeGoods’ net sales for fiscal 2008 increased 8% compared to fiscal 2007, and same store sales increased 3% in fiscal 2008. Segment margin of 5.1% for fiscal 2008 improved over fiscal 2007, primarily due to improved merchandise margins and the leveraging of expenses, particularly occupancy costs. These segment margin improvements were offset in part by an increase in advertising expenses as a percentage of net sales.

In fiscal 2010, we plan to add a net of 4 HomeGoods stores and increase selling square footage by 1%.

A.J. Wright:

	Fiscal Year Ended January
Dollars in millions	2009	2008	2007

Net sales	$677.6	$632.7	$601.8
Segment profit (loss)	$2.9	$(1.8)	$(10.3)
Segment profit (loss) as a percentage of net sales	0.4%	(0.3)%	(1.7)%
Percent increase in same store sales	4%	2%	3%
Stores in operation at end of period	135	129	129
Selling square footage at end of period (in thousands)	2,680	2,576	2,577

A.J. Wright’s net sales increased 7% for fiscal 2009 compared to fiscal 2008, and segment profit increased to $2.9 million compared to a loss of $1.8 million in fiscal 2008. Same store sales increased 4% for fiscal 2009 and A.J. Wright recorded its first segment profit in fiscal 2009 compared to losses in the prior years. We believe A.J. Wright has improved its results through better merchandising and advertising effectiveness, as a result of our improved understanding of A.J. Wright’s customer tastes and spending habits.

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

As a result of A.J. Wright’s improved results, we plan to increase the rate of store openings for this chain for fiscal 2010, currently planning to add a net of 13 A.J. Wright stores and increase selling square footage by 10%.

General Corporate Expense:

	Fiscal Year Ended January
Dollars in millions	2009	2008	2007

General corporate expense	$140.0	$139.4	$136.4

General corporate expense for segment reporting purposes is those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses.

General corporate expense in fiscal 2009 versus fiscal 2008 was virtually flat.

The comparison of general corporate expense in fiscal 2008 versus fiscal 2007 reflected an increase in corporate support costs in fiscal 2008 and a $5 million charge in fiscal 2007 relating to the cost of a workforce reduction and other termination benefits at the corporate level.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:

Net cash provided by operating activities was $1,155 million in fiscal 2009, $1,375 million in fiscal 2008, and $1,213 million in fiscal 2007. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.

Operating cash flows for fiscal 2009 decreased by $220 million as compared to the prior year. Net income, after adjusting for the non-cash impact of depreciation and the sale of Bob’s Stores assets of $31 million in fiscal 2009 (including the benefit of the 53rd week), provided cash of $1,314 million, an increase of $173 million from the adjusted $1,141 million in fiscal 2008. The change in deferred income taxes favorably impacted cash flows in fiscal 2009 by $132 million, while last year’s deferred income taxes reduced cash flows by $102 million. Deferred taxes in fiscal 2008 reflected the non-cash tax benefit of $47 million relating to the establishment of the Computer Intrusion reserve. The favorable impact on deferred income taxes in fiscal 2009 reflected the tax treatment of payments against the Computer Intrusion reserve and favorable impact of tax depreciation. The change in merchandise inventory, net of the related change in accounts payable offset the favorable changes in cash flows in fiscal 2009, as it resulted in a use of cash of $210 million in fiscal 2009, compared to a source of cash of $5 million last year. The change in merchandise inventories and accounts payable in fiscal 2009 was primarily driven by a timing difference in the payment of our accounts payable due to change in our buying pattern. The change in accrued expenses and other liabilities resulted in a use of cash of $35 million in fiscal 2009 versus a source of cash of $203 million in fiscal 2008. Last year, the increase in accrued expenses and other liabilities reflected $117 million for the pre-tax reserve established for the Computer Intrusion, which favorably impacted cash flows, while fiscal 2009’s cash flows were reduced by $75 million for payments against and adjustments to the reserve. Changes in current income taxes payable/recoverable reduced cash in fiscal 2009 by $49 million compared to an increase of $56 million in fiscal 2008 and the change in prepaid expenses reduced fiscal 2009 operating cash flows by an additional $65 million, primarily due to the timing of February rental payments.

Operating cash flows for fiscal 2008 increased by $162 million over the prior year. Net income, after adjusting for the non-cash impact of depreciation, for fiscal 2008 increased $50 million. The change in inventory, net of accounts payable, from prior year-end levels was a significant component of operating cash flows. In fiscal 2008, the change in merchandise inventory, net of the related change in accounts payable, favorably impacted operating cash flows by $5 million compared to a use of cash of $151 million in fiscal 2007. Additionally, fiscal 2008 operating cash flows were favorably impacted by the change in income taxes payable. These increases in fiscal 2008 operating cash flows as compared to fiscal 2007 were offset by the unfavorable cash flow impact of the deferred income tax provision, changes in accrued expenses and other liabilities and changes in accounts receivable.

Discontinued operations reserve: We have a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with the closure of 34 A.J. Wright stores as well as leases of former TJX businesses. In fiscal 2009, we reserved an additional $3 million for 2 Bob’s Stores locations, which the buyer of Bob’s

Stores has the right to put back to us and which we consider probable. This was offset by a comparable amount due to favorable settlements on several A.J. Wright locations. The balance in the reserve and the activity for the last three fiscal years is presented below:

	Fiscal Year Ended January
In thousands	2009	2008	2007

Balance at beginning of year	$46,076	$57,677	$14,981
Additions to the reserve charged to net income:
A.J. Wright store closings	(2,908)	—	61,968
Other lease related obligations	2,908	—	1,555
Interest accretion	1,820	1,820	400
Charges against the reserve:
Lease related obligations	(7,323)	(11,214)	(1,696)
Fixed asset write-off (non-cash)	—	—	(18,732)
Termination benefits and all other	(9)	(2,207)	(799)

Balance at end of year	$40,564	$46,076	$57,677

We added $62 million in fiscal 2007 for the exit costs related to the closing of 34 A.J. Wright stores (see Note C to our consolidated financial statements). The additions to the reserve for other lease related obligations in fiscal 2007 were the result of periodic adjustments to the estimated lease obligations of our former businesses and were offset by income from creditor recoveries of a similar amount. The lease related charges against the reserve during fiscal 2007 related primarily to our former businesses. The fixed asset write-offs and other charges against the reserve for fiscal 2007 and all of the charges against the reserve in fiscal 2008 and fiscal 2009, related primarily to the 34 A.J. Wright closed stores.

Approximately $25 million of the fiscal 2009 reserve balance relates to the A.J. Wright store closings, primarily our estimation of lease costs, net of estimated subtenant income. Approximately $3 million of the reserve at fiscal 2009 relates to 2 Bob’s Stores locations which are considered probable for being put back to TJX by the buyer. The remainder of the reserve reflects our estimation of the cost of claims, updated quarterly, that have been, or we believe are likely to be, made against us for liability as an original lessee or guarantor of the leases of former businesses, after mitigation of the number and cost of these lease obligations. At January 31, 2009, substantially all the leases of former businesses that were rejected in bankruptcy and for which the landlords asserted liability against us had been resolved. The actual net cost of these lease obligations may differ from our original estimate. Although our actual costs with respect to the lease obligations of former businesses may exceed amounts estimated in our reserve, and we may incur costs for leases from these former businesses that were not terminated or had not expired, we do not expect to incur any material costs related to these discontinued operations in excess of the amounts estimated. We estimate that the majority of the discontinued operations reserve will be paid in the next three to five years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

We may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, a former TJX business, and 8 additional Bob’s Stores leases. Our reserve for discontinued operations does not reflect these leases because we do not believe that the likelihood of any future liability to us is probable.

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

We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations, not reflected in our reserves, of leases of closed stores of continuing operations, BJ’s Wholesale Club and Bob’s Stores leases discussed above, and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, to be approximately $100 million as of January 31, 2009. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors.

We are a party to various agreements under which we may be obligated to indemnify other parties with respect to breach of warranty or losses related to such matters as title to assets sold, specified environmental matters or certain income taxes. These obligations are typically limited in time and amount. There are no amounts reflected in our balance sheets with respect to these contingent obligations.

Investing Activities:

Our cash flows for investing activities include capital expenditures for the last three years as set forth in the table below:

	Fiscal Year Ended January
In millions	2009	2008	2007

New stores	$147.6	$120.7	$123.0
Store renovations and improvements	264.3	269.8	190.2
Office and distribution centers	171.0	136.5	64.8

Capital expenditures	$582.9	$527.0	$378.0

We expect that capital expenditures will approximate $450 million for fiscal 2010, which we expect to fund through internally generated funds. This includes $153 million for new stores, $182 million for store renovations, expansions and improvements and $115 million for our office and distribution centers. The planned decrease in capital expenditures is attributable to fewer planned store openings and reduced spending on renovations and improvements to existing stores.

Investing activities also include cash flows associated with our net investment hedges. During fiscal 2009, we suspended our policy of hedging the net investment in our foreign subsidiaries and settled such hedges during the fourth quarter. The net cash received on net investment hedges during fiscal 2009 amounted to $14.4 million versus net cash payments of $13.7 million in fiscal 2008 and $17.7 million in fiscal 2007.

Financing Activities:

Cash flows from financing activities resulted in net cash outflows of $769 million in fiscal 2009, $953 million in fiscal 2008 and $418 million in fiscal 2007. The majority of this outflow relates to our share repurchase program.

We spent $741 million in fiscal 2009, $950 million in fiscal 2008 and $557 million in fiscal 2007 under our stock repurchase programs. We repurchased 24.0 million shares in fiscal 2009, 33.3 million shares in fiscal 2008 and 22.0 million shares in fiscal 2007. All shares repurchased were retired. We record the repurchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. Our fiscal 2009 repurchases completed the $1 billion stock repurchase program approved by the Board of Directors in January 2007 and included the repurchase of 8.9 million shares at a cost of $255 million under the $1 billion stock repurchase program approved by the Board of Directors in February 2008. As of January 31, 2009, $745 million remained available for purchase under the current program. The timing of purchases under this program is determined by TJX from time to time based on its assessment of various factors including excess cash flow, liquidity and market conditions. We are taking a more conservative approach to our stock repurchase program and currently plan to repurchase up to approximately $250 million of our stock in fiscal 2010. This timing and amount of these purchases are subject to change depending upon the economic environment and other factors.

The $464.9 million aggregate principal amount outstanding of our zero coupon convertible subordinated notes (which are due in February 2021) are convertible into 15.2 million shares of common stock under certain conditions, including if the closing sale price of our common stock reaches specified trigger prices. The trigger price was met during a portion of fiscal 2009 and 52,552 notes were converted during fiscal 2009, resulting in the issuance of 1.7 million shares of common stock. The notes were not convertible during the fourth quarter of fiscal 2009 because our stock price did not meet the trigger prices during relevant periods. The trigger prices will have to be met during applicable future periods for the notes to be convertible in future quarters.

We declared quarterly dividends on our common stock which totaled $0.44 per share in fiscal 2009, $0.36 per share in fiscal 2008 and $0.28 per share in fiscal 2007. Cash payments for dividends on our common stock totaled $177 million in fiscal 2009, $151 million in fiscal 2008 and $123 million in fiscal 2007. Financing activities also included proceeds of $142 million in fiscal 2009, $134 million in fiscal 2008 and $260 million in fiscal 2007 from the exercise of employee stock options.

We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. We have a $500 million revolving credit facility maturing in May 2010 and a $500 million revolving credit facility maturing in May 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as backup to our commercial paper program. As of January 31, 2009 there were no outstanding amounts under our credit facilities. The maximum amount of our U.S. short-term borrowings outstanding was $222 million during fiscal 2009. The weighted average interest rate on our U.S. short-term borrowings was 3.92% in fiscal 2009. There were no borrowings on our credit facilities during fiscal 2008.

As of January 31, 2009 and January 26, 2008, Winners had two credit lines, one for C$10 million for operating expenses and one C$10 million letter of credit facility. Winners did not borrow under the credit line for operating expenses in fiscal 2009. The maximum amount outstanding under our Canadian credit line for operating expenses was C$5.7 million in fiscal 2008 and C$3.8 million in fiscal 2007. There were no amounts outstanding on this line at the end of fiscal 2009 or fiscal 2008. As of January 31, 2009, T.K. Maxx had a credit line of £20 million. The maximum amount outstanding was £6.1 million in fiscal 2009 and £16.4 million in fiscal 2008. There were no outstanding borrowings on this credit line at the end of fiscal 2009 or fiscal 2008.

We believe that internally generated funds and our current credit facilities are more than adequate to meet our operating, debt and capital needs for at least the next twelve months. See Note D to the consolidated financial statements for further information regarding our long-term debt and other financing sources.

Contractual obligations: As of January 31, 2009, we had payment obligations (including current installments) under long-term debt arrangements, leases for property and equipment and purchase obligations that will require cash outflows as follows (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More Than
Tabular Disclosure of Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations including estimated interest and current installments	$806,654	$410,125	$—	$396,529	$—
Operating lease commitments	5,071,283	913,446	1,582,397	1,137,941	1,437,499
Capital lease obligation	26,671	3,726	7,623	7,824	7,498
Purchase obligations	1,922,537	1,803,500	112,204	4,635	2,198

Total Obligations	$7,827,145	$3,130,797	$1,702,224	$1,546,929	$1,447,195

The long-term debt obligations above include estimated interest costs and assume that all holders of the zero coupon convertible subordinated notes exercise their put options in fiscal 2014. If none of the put options are exercised and the notes are not redeemed or converted, the notes will mature in fiscal 2022. The effect of the interest rate swap agreements was estimated based on their values as of January 31, 2009.

The lease commitments in the above table are for minimum rent and do not include costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales, which together were approximately one-third of the total minimum rent for the fiscal year ended January 31, 2009.

Our purchase obligations primarily consist of purchase orders for merchandise; purchase orders for capital expenditures, supplies and other operating needs; commitments under contracts for maintenance needs and other services; and commitments under executive employment and other agreements. We excluded long-term agreements for services and operating needs that can be cancelled without penalty.

We also have long-term liabilities which include $272.9 million for employee compensation and benefits, the majority of which will come due beyond five years, $137.9 million for accrued rent, the cash flow requirements of which are included in the lease commitments in the above table and $240.6 million for uncertain tax positions for which it is not reasonably possible to predict when it may be paid.

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

Inventory valuation: We use the retail method for valuing inventory on a first-in first-out basis. Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method is widely used in the retail industry and involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in the inventory valuation when the price of an item is changed. We believe the retail method results in a more conservative inventory valuation than other accounting methods. In addition, as a normal business practice, we have a specific policy as to when markdowns are to be taken, greatly reducing the need for management estimates. Inventory shortage involves estimating a shrinkage rate for interim periods, but is based on a full physical inventory near the fiscal year end. Thus, the difference between actual and estimated amounts may cause fluctuations in quarterly results, but is not a significant factor in full year results. Overall, we believe that the retail method, coupled with our disciplined permanent markdown policy and a full physical inventory taken at each fiscal year end, results in an inventory valuation that is fairly stated. Lastly, many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. Our off-price businesses have historically not entered into such arrangements with our vendors.

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

Retirement obligations: Retirement costs are accrued over the service life of an employee and represent, in the aggregate, obligations that will ultimately be settled far in the future and are therefore subject to estimates. We are required to make assumptions regarding variables, such as the discount rate for valuing pension obligations and the long-term rate of return assumed to be earned on pension assets, both of which impact the net periodic pension cost for the period. The discount rate, which we determine annually based on market interest rates, and our estimated long-term rate of return, which can differ considerably from actual returns, are two factors that can have a considerable impact on the annual cost of retirement benefits and the funded status of our qualified pension plan. The market performance on plan assets during fiscal 2009 was considerably worse than our expected return and as a result the unfunded status of our qualified plan increased significantly. Despite this we were not required to fund our plan during fiscal 2009, primarily due to voluntary funding in prior years. As of the date of this report we have funded $50 million into the qualified pension plan and may make additional voluntary contributions during fiscal 2010.

Share based compensation: In accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) TJX estimates the fair value of stock awards issued to employees and directors under its stock incentive plan. The fair value of the awards is amortized as “stock compensation cost” over the vesting periods during which the recipients are required to provide service. We use the Black Scholes method for determining the fair value of stock options granted which requires management to make significant judgments and estimates. The use of different assumptions and estimates could have a material impact on the estimated fair value of stock option grants and the related expense.

Casualty insurance: In July 2007, we entered into a fixed premium program for our casualty insurance. Our casualty insurance program prior to 2007 required us to estimate the total claims we will incur as a component of our annual insurance cost. The estimated claims are developed, with the assistance of an actuary, based on historical experience and other factors. These estimates involve significant judgments and assumptions and actual results could differ from these estimates. If our estimate for the claims component of our casualty insurance expense for fiscal 2009 were to change by 10%, the fiscal 2009 pre-tax cost would increase or decrease by approximately $2 million. A large portion of these claims are funded with a non-refundable payment during the policy year, offsetting our estimated claims accrual. We had a net accrual of $20.8 million for the unfunded portion of our casualty insurance program as of January 31, 2009.

Income taxes:  Like many large corporations, our income tax returns are regularly audited by federal, state and local tax authorities in the United States and in foreign countries where we operate. Such authorities may challenge positions we take, and we are engaged in various proceedings with such authorities with respect to assessments, claims, deficiencies and refunds. In accordance with generally accepted accounting principles, we evaluate uncertain tax positions based on our evaluation of the facts, circumstances and information available at the reporting date and we accrue for exposures when we believe that it is more likely than not, based on the technical merits, that the positions will not be sustained upon examination. However, it is possible that the actual results of proceedings with tax authorities and in courts, changes in facts, expiration of statutes of limitations or other resolutions of tax positions will differ from the amounts we have accrued in either a positive or a negative manner, which could materially affect our effective income tax rate in a given financial period, the amount of taxes we are required to pay and our results of operations.

Reserves for Computer Intrusion related costs and for discontinued operations: As discussed in Note B and Note M to the consolidated financial statements and elsewhere in the Management’s Discussion and Analysis, we have reserves established for probable losses arising out of the Computer Intrusion and for leases relating to operations discontinued by us where we were the original lessee or a guarantor and which have been assigned or sublet to third parties. The Computer Intrusion reserve requires us to make estimates and assumptions about the outcome and costs of claims, litigation and investigations and costs and expenses we will incur. We make these estimates based on our best judgments of the outcome of such claims, litigation and investigation and the amount of such costs and expenses. The leases relating to discontinued operations are long-term obligations and the estimated cost to us involves numerous estimates and assumptions including whether and for how long we remain obligated with respect to a particular lease the extent to which an assignee or subtenant will assume our obligations under the leases, amounts of subtenant income, how a particular obligation may ultimately be settled and what mitigating factors, including indemnification, may exist to any liability. We develop these assumptions based on past experience and by evaluating various probable outcomes and the circumstances surrounding each situation and location. We believe that our current reserves are a reasonable estimate of the most likely outcomes and that the reserves should be adequate to cover the ultimate cash costs we will incur. However, actual results may differ from our current estimates, and such differences could be material. We may decrease or increase the amount of our reserves to adjust for developments relating to the underlying assumptions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note A to our consolidated financial statements included in this annual report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not enter into derivatives for speculative or trading purposes.

FOREIGN CURRENCY EXCHANGE RISK

We are exposed to foreign currency exchange rate risk on our investment in our Canadian (Winners and HomeSense) and European (T.K. Maxx and HomeSense) operations and on the translation of these foreign operations into the U. S. dollar. As more fully described in Notes A and E to the consolidated financial statements to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009, we hedge a significant portion of our intercompany transactions with foreign operations and certain merchandise purchase commitments incurred by these operations, with derivative financial instruments. During fiscal 2009 we ceased hedging our net investment position in our foreign operations. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of January 31, 2009, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income from continuing operations for fiscal 2009 by approximately $37 million.

INTEREST RATE RISK

Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We occasionally enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding. As of January 31, 2009, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

EQUITY PRICE RISK

The assets of our qualified pension plan, a large portion of which is invested in equity securities, are subject to the risks and uncertainties of the public stock market. We allocate the pension assets in a manner that attempts to minimize and control our exposure to these market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of the significant decline in the capital markets in 2009 the value of our pension plan assets decreased substantially increasing the unfunded status of our plan and reducing shareholder’s equity on our balance sheet.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2009 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 31, 2009.

(d) Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 31, 2009, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Executive Officers of TJX as of March 31, 2009:

Name	Age	Office and Employment During Last Five Years

Bernard Cammarata	69	Chairman of the Board since 1999. Acting Chief Executive Officer from September 2005 to January 2007 and Chief Executive Officer from 1989 to 2000. Led TJX and its former TJX subsidiary and T.J. Maxx Division from the organization of the business in 1976 until 2000, including serving as Chief Executive Officer and President of TJX, Chairman and President of TJX’s T.J. Maxx Division, and Chairman of The Marmaxx Group.
Donald G. Campbell	57	Vice Chairman since September 2006, Senior Executive Vice President, Chief Administrative and Business Development Officer from March 2004 to September 2006. Executive Vice President—Finance from 1996 to 2004 and Chief Financial Officer of TJX from 1989 to 2004. Senior Vice President—Finance, from 1989 to 1996. Various financial positions with TJX and its predecessors since joining in 1973.
Ernie Herrman	48	Senior Executive Vice President, Group President Since August 2008. Senior Executive Vice President since January 2007 and President, Marmaxx from January 2005 to August 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.
Carol Meyrowitz	55	Chief Executive Officer since January 2007, Director since September 2006 and President since October 2005. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President of Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004.
Jeffrey G. Naylor	50	Senior Executive Vice President, Chief Financial and Administrative Officer since February 2009. Senior Executive Vice President, Chief Administrative and Business Development Officer, June 2007 to February 2009. Chief Financial and Administrative Officer, September 2006 to June 2007. Senior Executive Vice President, Chief Financial Officer, from March 2004 to September 2006, Executive Vice President, Chief Financial Officer effective February 2004.
Jerome Rossi	65	Senior Executive Vice President, Group President, since January 2007. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2005 to January 2007. President, HomeGoods, from 2000 to 2005. Executive Vice President, Store Operations, Human Resources and Distribution Services, Marmaxx from 1996 to 2000.
Paul Sweetenham	44	Senior Executive Vice President, Group President, Europe, since January 2007. President, T.K. Maxx since 2001. Senior Vice President, Merchandising and Marketing, T.K. Maxx from 1999 to 2001. Various merchandising positions with T.K. Maxx from 1993 to 1999.

All officers hold office until the next annual meeting of the Board in June 2009 and until their successors are elected, or appointed, and qualified.

TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 31, 2009 (the Proxy Statement). The information required by this Item and not given in this Item will appear under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated in this item by reference.

TJX has a Code of Ethics for TJX Executives governing its Chairman, Vice Chairman, Chief Executive Officer, President, Chief Administrative Officer, Chief Financial Officer, Principal Accounting Officer and other senior operating, financial and legal executives. The Code of Ethics for TJX Executives is designed to ensure integrity in its financial reports and public disclosures. TJX also has a Code of Conduct and Business Ethics for Directors which promotes honest and ethical conduct, compliance with applicable laws, rules and regulations and the avoidance of conflicts of interest. Both of these codes of conduct are published at www.tjx.com. We intend to disclose any future amendments to, or waivers from, the Code of Ethics for TJX Executives or the Code of Business Conduct and Ethics for Directors within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the Securities and Exchange Commission.

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

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

Schedule II—Valuation and Qualifying Accounts

	Balance	Amounts	Write-Offs	Balance
	Beginning	Charged to	Against	End of
In thousands	of Period	Net Income	Reserve	Period

Sales Return Reserve:
Fiscal Year Ended January 31, 2009	$15,298	$866,757	$868,049	$14,006

Fiscal Year Ended January 26, 2008	$14,182	$841,687	$840,571	$15,298

Fiscal Year Ended January 27, 2007	$14,101	$795,941	$795,860	$14,182

Discontinued Operations Reserve:
Fiscal Year Ended January 31, 2009	$46,076	$1,820	$7,332	$40,564

Fiscal Year Ended January 26, 2008	$57,677	$1,820	$13,421	$46,076

Fiscal Year Ended January 27, 2007	$14,981	$63,923	$21,227	$57,677

Casualty Insurance Reserve:
Fiscal Year Ended January 31, 2009	$26,373	$1,232	$6,846	$20,759

Fiscal Year Ended January 26, 2008	$31,443	$17,673	$22,743	$26,373

Fiscal Year Ended January 27, 2007	$34,707	$54,429	$57,693	$31,443

Computer Intrusion Reserve:
Fiscal Year Ended January 31, 2009	$117,266	$(13,000)	$62,055	$42,211

Fiscal Year Ended January 26, 2008	$—	$159,200	$41,934	$117,266

(b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

Exhibit
No.	Description of Exhibit

3(i).1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed for the quarter ended July 28, 2005.
3(ii).1	By-laws of TJX, as amended, are incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on December 8, 2008.
4.1	Indenture between TJX and The Bank of New York dated as of February 13, 2001, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on May 9, 2001.
10.1	4-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 6, 2005. The related Amendment No. 1 to the 4-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2006.
10.2	5-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 6, 2005. The related Amendment No. 1 to the 5-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 17, 2006.
10.3	The Employment Agreement dated as of June 6, 2006 between Bernard Cammarata and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed June 9, 2006.*
10.4	The Employment Agreement dated as of June 6, 2008 with Donald G. Campbell is incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on June 6, 2008.*
10.5	The Employment Agreement dated as of January 28, 2007 with Carol Meyrowitz is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 10, 2007. The Letter Agreement dated as of January 31, 2009 with Carol Meyrowitz is filed herewith.*
10.6	The Employment Agreement dated as of April 5, 2008 with Jeffrey Naylor is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2008.*
10.7	The Employment Agreement dated as of September 8, 2006 with Ernie Herrman is incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 26, 2008.*
10.8	The Employment Agreement dated as of June 11, 2007 with Nirmal Tripathy is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on June 15, 2007. The Letter Agreement dated as of January 28, 2009 with Nirmal Tripathy is filed herewith.*
10.9	The Form of 409A Amendment to Employment Agreements for the named executive officers is filed herewith.*
10.10	The TJX Companies, Inc. Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 28, 2007. The 409A Amendment to the Management Incentive Plan, effective as of January 1, 2008 is filed herewith.*
10.11	The Stock Incentive Plan, as amended and restated through June 1, 2004, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 31, 2004. The related First Amendment to the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed for the fiscal year ended January 28, 2006. The Stock Incentive Plan, as amended through June 5, 2006, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 29, 2006.*
10.12	The Form of a Non-Qualified Stock Option Certificate Granted Under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 2004.*

Exhibit
No.	Description of Exhibit

10.13	The Form of a Performance-Based Restricted Stock Award Granted Under Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 31, 2004*
10.14	The Form of a Performance-Based Restricted Stock Award Granted Under Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 17, 2005.*
10.15	Description of Director Compensation Arrangements is incorporated herein by reference to Exhibit 10.15 to the Form 10-K for the fiscal year ended January 26, 2008.*
10.16	The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 26, 1997. The Amendment to The Long Range Performance Incentive Plan adopted on September 7, 2005 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the fiscal quarter ended April 28, 2007. The 409A Amendment to the Long Range Performance Incentive Plan, effective as of January 1, 2008 is filed herewith.*
10.17	The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The related Second Amendment, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The related Third and Fourth Amendments are incorporated herein by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 28, 2006. The related Fifth Amendment, effective January 1, 2008 is filed herewith.*
10.18	The Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(l) to the Form 10-K filed for the fiscal year ended January 25, 1992. The 2005 Restatement to the Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended January 28, 2006. The 2008 Restatement to the Supplemental Executive Retirement Plan is filed herewith.*
10.19	The Executive Savings Plan, as amended and restated, effective January 1, 2008, is filed herewith.*
10.20	The Restoration Agreement and related letter agreement regarding conditional reimbursement dated December 31, 2002 between TJX and Bernard Cammarata are incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 25, 2003.*
10.21	The form of Indemnification Agreement between TJX and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990.*
10.22	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.23	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.24	The Trust Agreement for Executive Savings Plan dated as of January 1, 2005 between TJX and Wells Fargo Bank, N.A. is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended January 29, 2005.*
10.25	The Distribution Agreement dated as of May 1, 1989 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 3 to TJX’s Current Report on Form 8-K dated June 21, 1989. The First Amendment to Distribution Agreement dated as of April 18, 1997 between TJX and HomeBase, Inc. (formerly Waban Inc.) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended January 25, 1997.
10.26	The Indemnification Agreement dated as of April 18, 1997 by and between TJX and BJ’s Wholesale Club, Inc. is incorporated herein by reference to Exhibit 10.23 to the Form 10-K filed for the fiscal year ended January 25, 1997.

Exhibit
No.	Description of Exhibit

10.27	The Amended Settlement Agreement, dated as of November 14, 2007, by and among the named plaintiffs, individually and on behalf of the Settlement Class, The TJX Companies, Inc. and Fifth Third Bancorp is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 27, 2007.
10.28	The Settlement Agreement among The TJX Companies, Inc., Visa U.S.A. Inc. and Visa Inc. and Fifth Third Bank, dated November 29, 2007 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on November 30, 2007.
21	Subsidiaries:
A list of the Registrant’s subsidiaries is filed herewith.
23	Consents of Independent Registered Public Accounting Firm:
The Consent of PricewaterhouseCoopers LLP is filed herewith.
24	Power of Attorney:
The Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

/s/  Jeffrey G. Naylor
Jeffrey G. Naylor, Chief Financial and Administrative Officer, on behalf of The TJX Companies, Inc.

Dated: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ CAROL MEYROWITZ Carol Meyrowitz, President and Chief Executive Officer and Director	JEFFREY G. NAYLOR* Jeffrey G. Naylor, Chief Financial and Accounting Officer

JOSE B. ALVAREZ* Jose B. Alvarez, Director	AMY B. LANE* Amy B. Lane, Director

ALAN M. BENNETT* Alan M. Bennett, Director	JOHN F. O’BRIEN* John F. O’Brien, Director

DAVID A. BRANDON* David A. Brandon, Director	ROBERT F. SHAPIRO* Robert F. Shapiro, Director

BERNARD CAMMARATA* Bernard Cammarata, Chairman of the Board of Directors	WILLOW B. SHIRE* Willow B. Shire, Director

DAVID T. CHING* David T. Ching, Director	FLETCHER H. WILEY* Fletcher H. Wiley, Director

MICHAEL F. HINES* Michael F. Hines, Director

*BY	/S/ JEFFREY G. NAYLOR
Jeffrey G. Naylor
for himself and as attorney-in-fact

Dated: March 31, 2009

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended January 31, 2009, January 26, 2008 and January 27, 2007

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of The TJX Companies, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries (the “Company”) as of January 31, 2009 and January 26, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note K to the accompanying consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other post retirement obligations as of January 27, 2007. In addition, as discussed in Note J to the accompanying consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of January 28, 2007.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 31, 2009

The TJX Companies, Inc.

Consolidated Statements of Income

	Fiscal Year Ended

Amounts in thousands	January 31,	January 26,	January 27,
except per share amounts	2009	2008	2007

	(53 weeks)

Net sales	$18,999,505	$18,336,726	$17,104,013

Cost of sales, including buying and occupancy costs	14,394,756	13,841,695	12,969,996
Selling, general and administrative expenses	3,170,018	3,039,520	2,849,283
Provision for Computer Intrusion related costs	(30,500)	197,022	4,960
Interest (income) expense, net	14,291	(1,598)	15,566

Income from continuing operations before provision for income taxes	1,450,940	1,260,087	1,264,208
Provision for income taxes	536,054	477,655	477,036

Income from continuing operations	914,886	782,432	787,172
(Loss) from discontinued operations, net of income taxes	(34,269)	(10,682)	(49,133)

Net income	$880,617	$771,750	$738,039

Basic earnings per share:
Income from continuing operations	$2.18	$1.77	$1.73
(Loss) from discontinued operations, net of income taxes	$(0.08)	$(0.03)	$(0.10)
Net income	$2.10	$1.74	$1.63
Weighted average common shares—basic	419,076	443,050	454,044
Diluted earnings per share:
Income from continuing operations	$2.08	$1.68	$1.65
(Loss) from discontinued operations, net of income taxes	$(0.08)	$(0.02)	$(0.10)
Net income	$2.00	$1.66	$1.55
Weighted average common shares—diluted	442,255	468,046	480,045
Cash dividends declared per share	$0.44	$0.36	$0.28

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Balance Sheets

	Fiscal Year Ended

	January 31,	January 26,
In thousands	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$453,527	$732,612
Accounts receivable, net	143,500	143,289
Merchandise inventories	2,619,336	2,737,378
Prepaid expenses and other current assets	274,091	215,550
Current deferred income taxes, net	135,675	163,465

Total current assets	3,626,129	3,992,294

Property at cost:
Land and buildings	280,278	277,988
Leasehold costs and improvements	1,728,362	1,785,429
Furniture, fixtures and equipment	2,784,316	2,675,009

Total property at cost	4,792,956	4,738,426
Less accumulated depreciation and amortization	2,607,200	2,520,973

Net property at cost	2,185,756	2,217,453

Property under capital lease, net of accumulated amortization of $17,124 and $14,890, respectively	15,448	17,682
Other assets	171,381	190,981
Goodwill and tradename, net of amortization	179,528	181,524

TOTAL ASSETS	$6,178,242	$6,599,934

LIABILITIES
Current liabilities:
Current installments of long-term debt	$392,852	$—
Obligation under capital lease due within one year	2,175	2,008
Accounts payable	1,276,098	1,516,754
Accrued expenses and other current liabilities	1,096,766	1,213,987
Federal, foreign and state income taxes payable	—	28,244

Total current liabilities	2,767,891	2,760,993

Other long-term liabilities	765,004	811,333
Non-current deferred income taxes, net	127,008	42,903
Obligation under capital lease, less portion due within one year	18,199	20,374
Long-term debt, exclusive of current installments	365,583	833,086
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 412,821,592 and 427,949,533, respectively	412,822	427,950
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(217,781)	(28,685)
Retained earnings	1,939,516	1,731,980

Total shareholders’ equity	2,134,557	2,131,245

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,178,242	$6,599,934

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended

	January 31,	January 26,	January 27,
In thousands	2009	2008	2007

	(53 weeks)

Cash flows from operating activities:
Net income	$880,617	$771,750	$738,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	401,707	369,396	353,110
Assets of discontinued operation sold	31,328	—	—
Loss on property disposals and impairment charges	23,903	25,944	32,743
Amortization of share based compensation expense	51,229	57,370	69,804
Excess tax benefits from stock compensation expense	(18,879)	(6,756)	(3,632)
Deferred income tax (benefit) provision	132,480	(101,799)	6,286
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,245)	(25,516)	26,397
(Increase) in merchandise inventories	(68,489)	(112,411)	(201,413)
(Increase) decrease in prepaid expenses and other current assets	(118,830)	2,144	(23,179)
Increase (decrease) in accounts payable	(141,580)	117,304	50,165
Increase (decrease) in accrued expenses and other liabilities	(34,525)	202,893	170,592
Increase (decrease) in income taxes payable	(10,488)	37,909	(42,558)
Other, net	34,344	36,546	36,392

Net cash provided by operating activities	1,154,572	1,374,774	1,212,746

Cash flows from investing activities:
Property additions	(582,932)	(526,987)	(378,011)
Proceeds (payments) to settle net investment hedges	14,379	(13,667)	(17,713)
Other	(34)	753	700

Net cash (used in) investing activities	(568,587)	(539,901)	(395,024)

Cash flows from financing activities:
Payments on capital lease obligation	(2,008)	(1,854)	(1,712)
Proceeds from sale and issuance of common stock	142,154	134,109	260,197
Cash payments for repurchase of common stock	(751,097)	(940,208)	(557,234)
Excess tax benefits from stock compensation expense	18,879	6,756	3,632
Cash dividends paid	(176,749)	(151,492)	(122,927)

Net cash (used in) financing activities	(768,821)	(952,689)	(418,044)

Effect of exchange rate changes on cash	(96,249)	(6,241)	(8,658)

Net (decrease) increase in cash and cash equivalents	(279,085)	(124,057)	391,020
Cash and cash equivalents at beginning of year	732,612	856,669	465,649

Cash and cash equivalents at end of year	$453,527	$732,612	$856,669

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Statements of Shareholders’ Equity

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
In thousands	Shares	$1	Capital	Income (Loss)	Earnings	Total

Balance, January 28, 2006	460,967	460,967	—	(44,296)	1,475,983	1,892,654
Comprehensive income:
Net income	—	—	—	—	738,039	738,039
Gain due to foreign currency translation adjustments	—	—	—	20,433	—	20,433
(Loss) on net investment hedge contracts	—	—	—	(5,626)	—	(5,626)
(Loss) on cash flow hedge contracts	—	—	—	(3,950)	—	(3,950)
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	—	—	5,011	—	5,011

Total comprehensive income						753,907
Recognition of unfunded post retirement liabilities	—	—	—	(5,561)	—	(5,561)
Cash dividends declared on common stock	—	—	—	—	(127,024)	(127,024)
Performance based restricted stock awards granted	236	236	(236)	—	—	—
Amortization of stock compensation expense	—	—	69,804	—	—	69,804
Issuance of common stock under stock incentive plan and related tax effect	14,453	14,453	249,122	—	—	263,575
Common stock repurchased	(22,006)	(22,006)	(318,690)	—	(216,538)	(557,234)

Balance, January 27, 2007	453,650	453,650	—	(33,989)	1,870,460	2,290,121
Comprehensive income:
Net income	—	—	—	—	771,750	771,750
Gain due to foreign currency translation adjustments	—	—	—	20,998	—	20,998
(Loss) on net investment hedge contracts	—	—	—	(15,823)	—	(15,823)
(Loss) on cash flow hedge contracts	—	—	—	(1,526)	—	(1,526)
Recognition of prior service cost and gains (losses)	—	—	—	1,393	—	1,393
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	—	—	429	—	429

Total comprehensive income						777,221
Implementation of FIN 48 (see note J)	—	—	—	—	(27,178)	(27,178)
Implementation of SFAS No. 158 measurement provisions (see note K)	—	—	—	(167)	(1,641)	(1,808)
Cash dividends declared on common stock	—	—	—	—	(158,202)	(158,202)
Performance based restricted stock and other stock awards issued	285	285	(285)	—	—	—
Amortization of stock compensation expense	—	—	57,370	—	—	57,370
Stock options repurchased by TJX	—	—	(3,266)	—	—	(3,266)
Issuance of common stock under stock incentive plan and related tax effect	6,968	6,968	130,227	—	—	137,195
Common stock repurchased	(32,953)	(32,953)	(184,046)	—	(723,209)	(940,208)

Balance, January 26, 2008	427,950	427,950	—	(28,685)	1,731,980	2,131,245
Comprehensive income:
Net income	—	—	—	—	880,617	880,617
(Loss) due to foreign currency translation adjustments	—	—	—	(171,225)	—	(171,225)
Gain on net investment hedge contracts	—	—	—	68,816	—	68,816
Recognition of prior service cost and gains (losses)	—	—	—	(1,206)	—	(1,206)
Recognition of unfunded post retirement liabilities	—	—	—	(86,158)	—	(86,158)
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	—	—	677	—	677

Total comprehensive income						691,521
Cash dividends declared on common stock	—	—	—	—	(183,694)	(183,694)
Performance based restricted stock and other stock awards issued	170	170	(170)	—	—	—
Amortization of stock compensation expense	—	—	51,229	—	—	51,229
Issuance of common stock upon conversion of convertible debt	1,717	1,717	39,326	—	—	41,043
Stock options repurchased by TJX	—	—	(987)	—	—	(987)
Issuance of common stock under stock incentive plan and related tax effect	7,269	7,269	148,028	—	—	155,297
Common stock repurchased	(24,284)	(24,284)	(237,426)	—	(489,387)	(751,097)

Balance, January 31, 2009	412,822	$412,822	$—	$(217,781)	$1,939,516	$2,134,557

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Notes to Consolidated Financial Statements

A.	Summary of Accounting Policies

Basis of Presentation: The consolidated financial statements of The TJX Companies, Inc. (referred to as “TJX” or “we”) include the financial statements of all of TJX’s subsidiaries, all of which are wholly owned. All of TJX’s activities are conducted within TJX or its subsidiaries and are consolidated in these financial statements. All intercompany transactions have been eliminated in consolidation.

Fiscal Year: TJX’s fiscal year ends on the last Saturday in January. The fiscal year ended January 31, 2009 (“fiscal 2009”) included 53 weeks, while the fiscal years ended January 26, 2008 (“fiscal 2008”) and January 27, 2007 (“fiscal 2007”) each included 52 weeks.

Earnings Per Share: All earnings per share amounts discussed refer to diluted earnings per share unless otherwise indicated.

Use of Estimates: The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers the more significant accounting policies that involve management estimates and judgments to be those relating to inventory valuation, impairments of long-lived assets, retirement obligations, share based compensation, casualty insurance, accounting for taxes, reserves for Computer Intrusion related costs and for discontinued operations, and loss contingencies. Actual amounts could differ from those estimates, and such differences could be material.

Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Proceeds from the sale of store cards as well as the value of store cards issued to customers as a result of a return or exchange, are deferred until the customers use the cards to acquire merchandise. Based on historical experience, we estimate the amount of store cards that will not be redeemed (“breakage”) and, to the extent allowed by local law, these amounts are amortized into income over the redemption period. Revenue recognized from store card breakage was $10.7 million in fiscal 2009, $10.1 million in fiscal 2008 and $7.6 million in fiscal 2007.

Consolidated Statements of Income Classifications: Cost of sales, including buying and occupancy costs, include the cost of merchandise sold and gains and losses on inventory and fuel-related derivative contracts; store occupancy costs (including real estate taxes, utility and maintenance costs and fixed asset depreciation); the costs of operating our distribution centers; payroll, benefits and travel costs directly associated with buying inventory; and systems costs related to the buying and tracking of inventory.

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

At January 31, 2009 and January 26, 2008, in-transit inventory included in merchandise inventories was $329.9 million and $362.9 million, respectively. Comparable amounts were reflected in accounts payable at those dates.

Common Stock and Equity: Equity transactions consist primarily of the repurchase of our common stock under our stock repurchase programs and the amortization of expense and issuance of common stock under our stock incentive plan. Under our stock repurchase programs we repurchase our common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par first charged against any available additional paid- in capital (“APIC”) and the balance charged to retained earnings. Due to the high volume of repurchases over the past several years, we have no remaining balance in APIC in any of the years presented. All shares repurchased have been retired.

Shares issued under TJX’s stock incentive plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets to the extent that an asset for the related grant has been created. Any tax benefit greater than the deferred tax asset created at the time of expensing the option is credited to APIC; any deficiencies in the tax benefit is debited to APIC to the extent a ‘pool’ for such deficiencies exists. In the absence of a pool any deficiencies are realized in the related periods’ statements of income through the provision for income taxes. The excess income tax benefits, if any, are included in cash flows from financing activities in the statements of cash flows. The par value of restricted stock awards is also added to common stock when the stock is issued, generally at grant date. The fair value of the restricted stock awards in excess of par value is added to APIC as the award is amortized into earnings over the related vesting period.

Share Based Compensation: TJX accounts for share based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123(R)). For purposes of applying the provisions of SFAS No. 123(R), the fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model. See Note H for a detailed discussion of share based compensation.

Interest: TJX’s interest (income) expense, net was expense of $14.3 million in fiscal 2009, income of $1.6 million in fiscal 2008 and expense of $15.6 million in fiscal 2007. Interest (income) expense is presented as a net amount. TJX had gross interest income of $22.2 million, $40.7 million and $23.6 million in fiscal 2009, 2008 and 2007, respectively. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. TJX capitalized interest of $1.6 million in fiscal 2009 and $799,000 in fiscal 2008. No interest was capitalized in fiscal 2007. Debt discount and related issue expenses are amortized to interest expense using the effective interest method over the lives of the related debt issues or to the first date the holders of the debt may require TJX to repurchase such debt.

Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property by the use of the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $398.0 million for fiscal 2009, $364.2 million for fiscal 2008 and $347.0 million for fiscal 2007. Amortization expense for property held under a capital lease was $2.2 million in fiscal 2009, 2008 and 2007. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 3 to 10 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in net income. Pre-opening costs, including rent, are expensed as incurred.

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

Goodwill totaled $71.8 million as of January 31, 2009, $72.2 million as of January 26, 2008 and $71.9 million as of January 27, 2007. Goodwill is considered to have an indefinite life and accordingly is not amortized. Changes in goodwill are attributable to the effect of exchange rate changes on Winners’ reported goodwill.

Tradename is the value assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 as part of the acquisition of the Marshalls chain. The value of the tradename was determined by the discounted present value of assumed after-tax royalty payments, offset by a reduction for their pro-rata share of negative goodwill acquired. The Marshalls tradename is carried at a value of $107.7 million, and is considered to have an indefinite life.

TJX occasionally acquires or licenses other trademarks to be used in connection with private label merchandise. Such trademarks are included in other assets and are amortized to cost of sales, including buying and occupancy costs, over their useful life, generally from 7 to 10 years. Trademarks and the related amortization are included in the operating segment for which they were acquired.

Impairment of Long-Lived Assets, Goodwill and Tradename: TJX evaluates its long-lived assets and assets with indefinite lives (other than Goodwill and Tradename) for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable, and at least annually in the fourth quarter of a fiscal year. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally at the individual store level. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if an impairment exists. The store by store evaluations did not indicate any recoverability issues (for any of our continuing operations) during the past three fiscal years. An impairment exists when the undiscounted cash flow of an asset or asset group is less than the carrying cost of that asset or asset group.

Goodwill is tested for impairment whenever events or changes in circumstances indicate that the carrying amount of Goodwill may exceed its fair value and at least annually in the fourth quarter of a fiscal year, by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis shows that the fair value is less than its carrying cost. The fair value of our reporting units, using typical valuation models such as the discounted cash flow method, is considerably higher than the book values and no impairment has occurred in the last three fiscal years.

Tradename is also tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the Tradename may exceed its fair value and at least annually in the fourth quarter of a fiscal year. Testing is performed by comparing the discounted present value of assumed after-tax royalty payments to the carrying value of the Tradename. No impairment has occurred in the last three fiscal years.

Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $254.0 million, $255.0 million and $221.0 million for fiscal 2009, 2008 and 2007, respectively.

Accumulated Other Comprehensive Income (Loss): TJX’s foreign assets and liabilities are translated at the fiscal year end exchange rate. Activity of the foreign operations that affects the statements of income and cash flows is translated at the average exchange rates prevailing during the fiscal year. The translation adjustments associated with the foreign operations are included in shareholders’ equity as a component of accumulated other comprehensive income. Cumulative foreign currency translation adjustments included in shareholders’ equity amounted to a loss of $152.9 million, net of related tax effect of $2.6 million, as of January 31, 2009; a gain of $17.8 million, net of related tax effect of $23.7 million, as of January 26, 2008; and a loss of $3.2 million, net of related tax effect of $15.8 million, as of January 27, 2007.

TJX enters into financial instruments to manage our cost of borrowing and to manage our exposure to changes in foreign currency exchange rates. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Cumulative gains and losses on derivatives that hedged our net investment in foreign operations and deferred gains and losses on cash flow hedges that have been recorded in other comprehensive income amounted to a gain of $27.3 million, net of related tax effects of $18.2 million at January 31, 2009; a loss of $42.1 million, net of related tax effects of $28.1 million at January 26, 2008; and a loss of $25.2 million, net of related tax effects of $16.8 million at January 27, 2007.

The requirement to recognize the funded status of TJX’s post retirement benefit plans in accordance with SFAS No. 158 (discussed in Note K) resulted in a loss adjustment to accumulated other comprehensive income of $92.2 million, net of related tax effects of $61.5 million at January 31, 2009. The cumulative loss adjustment at January 26, 2008 was $4.4 million, net of related tax effects of $3.7 million and was $5.6 million, net of related tax effects of $3.7 million at January 27, 2007.

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

New Accounting Standards: In December 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position (FSP) No. FAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets which is effective for fiscal years ending after December 15, 2009. This FSP requires additional disclosures such as the investment allocation decision making process; the fair value of each major category of plan assets; inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. We are in the process of assessing the impact of FSP No. FAS 132(R)-1 on our financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in business combinations and what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively. TJX will consider the potential impact, if any, of the adoption of SFAS 141R on its future business combinations.

In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As this guidance applies only to assets we may acquire in the future, we are not able to predict its impact, if any, on our consolidated financial statements.

At its June 2008 meeting the FASB ratified Emerging Issues Task Force (EITF) issue 08-03: Accounting by Lessees for Maintenance Deposits, which clarifies how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. EITF 08-03 is effective for us in the first quarter of fiscal 2010. We are in the process of assessing the impact of EITF 08-03 and do not believe it will have a material impact on our results of operations or financial condition.

In March 2008, the FASB issued SFAS 161, which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for TJX in the first quarter of fiscal 2010. We are in the process of assessing the impact of SFAS 161 on our financial statement disclosures.

Reclassifications: For comparative purposes we reclassified activity on the Consolidated Statements of Cash Flows in fiscal 2008 and 2007 for “Proceeds (payments) to settle net investment hedges” from operating activities to investing activities. This reclassification had no impact on net income or total cash flows as previously reported.

B.	Provision for Computer Intrusion related costs

TJX has incurred losses as a result of an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. During the first six months of fiscal 2008, we expensed pre-tax costs of $37.8 million for costs we incurred related to the Computer Intrusion. In the second quarter of fiscal 2008, we established a pre-tax reserve of $178.1 million to reflect our estimation of probable losses in accordance with generally accepted accounting principles with respect to the Computer Intrusion and recorded a pre-tax charge in that amount. We reduced the Provision for Computer Intrusion related costs by $30.5 million in fiscal 2009 and $18.9 million in fiscal 2008 as a result of negotiations, settlements, insurance proceeds and adjustments in our estimated losses. Our reserve of $42.2 million at January 31, 2009 includes our current estimation of total potential cash liabilities, from pending litigation, proceedings, investigations and other claims, as well as legal, ongoing monitoring and other costs and expenses, arising from the Computer Intrusion. As an estimate, our reserve is subject to uncertainty, and our actual costs may vary from our current estimate and such variations may be material. We may decrease or increase the amount of our reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses, insurance proceeds and changes in our estimates.

C.	Discontinued Operations

Sale of Bob’s Stores: In fiscal 2009, TJX sold Bob’s Stores and recorded as a component of discontinued operations a loss on disposal (including expenses relating to the sale) of $19.0 million, net of tax benefits of $13.0 million. The net carrying value of Bob’s Stores assets sold was $33 million, which consisted primarily of merchandise inventory of $56 million, offset by merchandise payable of $21 million. The loss on disposal reflects sales proceeds of $7.2 million as well as expenses relating to the sale of $5.8 million. TJX remains contingently liable on several of the Bob’s Stores leases which are discussed in Note M to the consolidated financial statements.

TJX also reclassified the operating results of Bob’s Stores for all periods prior to the sale as a component of discontinued operations. The following table presents the net sales, segment profit (loss) and after-tax loss from operations reclassified to discontinued operations for all periods prior to the sale of Bob’s Stores:

	Fiscal Year Ended January
In thousands	2009	2008	2007

Net sales	$148,040	$310,400	$300,624
Segment profit (loss)	(25,524)	(17,398)	(17,360)
After-tax loss from operations	(15,314)	(10,682)	(10,416)

A.J. Wright Store Closings: During the fourth quarter of fiscal 2007, management developed a plan to close 34 underperforming A.J. Wright stores. The plan was approved by the Executive Committee of the Board of Directors on November 27, 2006, and virtually all of the stores were closed as of the end of fiscal 2007. The after-tax cost of the store closings of $38.1 million, or $0.08 per share, was recorded as a loss on disposal of discontinued operations in the fourth quarter of fiscal 2007.

TJX also classified the operating income (loss) of the 34 closed stores for fiscal 2007, as well as all prior periods, as a component of discontinued operations. The operating loss of the closed stores for fiscal 2007 included in discontinued operations was $1.0 million.

The table below summarizes the pre-tax and after-tax loss from all discontinued operations for the last three fiscal years:

	Fiscal Year Ended January
In thousands	2009	2008	2007

(Loss) from discontinued operations before provision for income taxes	$(56,980)	$(17,398)	$(81,888)
Tax benefits	22,711	6,716	32,755

(Loss) from discontinued operations, net of income taxes	$(34,269)	$(10,682)	$(49,133)

D.	Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of January 31, 2009 and January 26, 2008. All amounts are net of unamortized debt discounts. Capital lease obligations are separately presented in Note G.

	January 31,	January 26,
In thousands	2009	2008

General corporate debt:
7.45% unsecured notes, maturing December 15, 2009 (effective interest rate of 7.50% after reduction of unamortized debt discount of $119 in fiscal 2008)	$—	$199,881
Market value adjustment to debt hedged with interest rate swap	—	1,215
C$235 term credit facility due January 11, 2010 (interest rate Canadian Dollar Banker’s Acceptance rate plus 0.35%)	—	233,120

Total general corporate debt	—	434,216

Subordinated debt:
Zero coupon convertible subordinated notes due February 13, 2021 (net of reduction of unamortized debt discount of $99,360 and $118,625 in fiscal 2009 and 2008, respectively)	365,583	398,870

Total subordinated debt	365,583	398,870

Long-term debt, exclusive of current installments	$365,583	$833,086

The aggregate maturities of long-term debt, exclusive of current installments at January 31, 2009 are as follows:

In thousands	Long-Term Debt

Fiscal Year
2011	$—
2012	—
2013	—
2014	396,529
Later years	—
Less amount representing unamortized debt discount	(30,946)

Aggregate maturities of long-term debt, exclusive of current installments	$365,583

The above maturity table assumes that all holders of the zero coupon convertible subordinated notes exercise their put options in fiscal 2014. Any of the notes on which put options are not exercised, redeemed or converted will mature in fiscal 2022.

In January 2006, TJX entered into a C$235.0 million term credit facility (through our Canadian subsidiary, Winners) due in January 2010. This debt is guaranteed by TJX. Interest is payable on borrowings under this facility at rates equal to or less than Canadian prime rate. The variable rate on this facility was 1.69% at January 31, 2009. The proceeds were used to fund the repatriation of earnings from Winners as well as other general corporate purposes of Winners.

In February 2001, TJX issued $517.5 million zero coupon convertible subordinated notes due in February 2021 and raised gross proceeds of $347.6 million. The issue price of the notes represented a yield to maturity of 2% per year. Due to the first put option on February 13, 2002, we amortized the debt discount assuming a 1.5% yield for fiscal 2002.

The notes are subordinated to all existing and future senior indebtedness of TJX. The outstanding notes are convertible into 15.2 million shares of common stock of TJX if the sale price of our common stock reaches specified thresholds, if the credit rating of the notes is below investment grade, if the notes are called for redemption or if certain specified corporate transactions occur. Each holder of the notes has the right to require us to purchase the notes on February 13, 2013 at original purchase price plus accrued original issue discount for a total of $396.5 million for all notes. We may pay the purchase price in cash, TJX stock or a combination of the two. If the holders exercise their put options, we expect to fund the payment with cash, financing from our short-term credit facility, new long-term borrowings or a combination thereof. A total of 52,552 notes were converted into common shares in fiscal 2009. There were two notes put to TJX on February 13, 2007 and three on February 13, 2004. In addition, if a change in control of TJX occurs on or before February 13, 2013, each holder may require TJX to purchase for cash all or a portion of such holder’s notes. As of February 13, 2007 TJX can redeem for cash all, or a portion of, the notes at any time for the original purchase price plus accrued original issue discount.

Included in current installments of long-term debt are the fair value of interest rate swaps of $1.6 million; $199.9 million of 7.45% unsecured notes (net of debt discount of $55,000) which mature in December 2009 and a term credit facility of $191.3 million (C$235.0 million) which matures in January 2010.

TJX has a $500 million revolving credit facility maturing May 2010 and a $500 million revolving credit facility maturing May 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to TJX’s commercial paper program. As of January 31, 2009, there were no outstanding amounts under our credit facilities, and the maximum amount of our U.S. short-term borrowings outstanding was $222.0 million during fiscal 2009. The weighted average interest rate on our U.S. short-term borrowings was 3.92% in fiscal 2009. We did not borrow under these credit facilities during fiscal 2008, and the maximum amount of our U.S. short-term borrowings outstanding was $204.5 million during fiscal 2007.

As of January 31, 2009 and January 26, 2008, Winners had two credit lines, one for C$10 million for operating expenses and one C$10 million letter of credit facility. Winners did not borrow under the credit line for operating expenses in fiscal 2009. The maximum amount outstanding under Winners’ Canadian credit line for operating expenses was C$5.7 million in fiscal 2008 and C$3.8 million in fiscal 2007. There were no amounts outstanding on this line at the end of fiscal 2009 or fiscal 2008. As of January 31, 2009, T.K. Maxx had a credit line of £20 million. The maximum amount outstanding under this line was £6.1 million in fiscal 2009 and £16.4 million in fiscal 2008. There were no outstanding borrowings on this credit line at the end of fiscal 2009 or fiscal 2008.

E.	Financial Instruments

TJX enters into financial instruments to manage its cost of borrowing and to manage its exposure to changes in fuel costs and foreign currency exchange rates.

Interest Rate Contracts: In December 1999, prior to the issuance of $200 million ten-year notes, TJX entered into a rate-lock agreement to hedge the underlying treasury rate of the notes. The cost of this agreement is being amortized to interest expense over the term of the notes and results in an effective fixed rate of 7.60% on these notes. During fiscal 2004, TJX entered into interest rate swaps on $100 million of the $200 million ten-year notes effectively converting the interest on that portion of the unsecured notes from fixed to a floating rate of interest indexed to the six-month LIBOR rate. The maturity dates of the interest rate swaps are the same as the maturity date of the underlying debt. Under these swaps, TJX pays a specified variable interest rate and receives the fixed rate applicable to the underlying debt. The interest income/expense on the swaps is accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest rate swaps are designated as fair value hedges of the underlying debt. The fair value of the contracts, excluding the net interest accrual, amounted to an asset of $1.6 million as of January 31, 2009, an asset of $1.2 million at January 26, 2008, and a liability of $4.4 million, as of January 27, 2007. The valuation of the swaps results in an offsetting fair value adjustment to the debt hedged. Accordingly, current installments of long-term debt has been increased by $1.6 million in fiscal 2009. The long-term debt has been increased by $1.2 million in fiscal 2008 and reduced by $4.4 million in fiscal 2007. The average effective interest rate on

$100 million of the 7.45% unsecured notes, inclusive of the effect of hedging activity, was approximately 6.54% in fiscal 2009, 8.77% in fiscal 2008 and 9.42% in fiscal 2007.

Concurrent with the issuance of the C$235 million three-year note in fiscal 2006, TJX entered an interest rate swap on the principal amount of the note effectively converting the interest on the note from floating to a fixed rate. In January 2009 this interest rate swap settled, one year before the maturity date of the underlying debt which was extended one year to January 2010. Under this swap TJX paid a specified fixed interest rate and received the floating rate applicable to the underlying debt. The interest income/expense on the swap was accrued as earned and recorded as an adjustment to the interest expense accrued on the floating-rate debt. The interest rate swap was designated as a cash flow hedge of the underlying debt. The fair value of the interest rate swap, excluding the net interest accrual, amounted to an asset of $1.1 million (C$1.1 million) as of January 26, 2008 and an asset of $699,000 (C$825,000) as of January 27, 2007. The valuation of the swap resulted in an adjustment to other comprehensive income of a similar amount. The average effective interest rate on the note, inclusive of the effect of hedging activity, was approximately 4.50% in both fiscal 2009 and 2008.

Diesel Fuel Contracts: During fiscal 2009, TJX entered into three agreements to hedge approximately 30% of its notional diesel fuel requirements for fiscal 2010, based on the diesel fuel consumed by independent freight carriers transporting the Company’s inventory. These carriers charge TJX a mileage surcharge for diesel fuel price increases as incurred by the freight carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the year. TJX elected not to apply hedge accounting rules to these contracts. The change in the market value of the hedge agreements resulted in a $4.9 million loss in fiscal 2009, which is reflected in cost of sales, including buying and occupancy costs. All of the diesel fuel hedge agreements expire in February 2010.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on firm U.S. dollar and Euro denominated merchandise purchase commitments made by its foreign subsidiaries, T.K. Maxx (United Kingdom, Ireland and Germany) and Winners (Canada). These commitments are typically six months or less in duration. The contracts outstanding at January 31, 2009 covered certain commitments for the first quarter of fiscal 2010. TJX elected not to apply hedge accounting rules to these contracts. The change in the fair value of these contracts resulted in a loss of $2.3 million in fiscal 2009, income of $6.6 million in fiscal 2008 and income of $1.2 million in fiscal 2007 and is included in earnings as a component of cost of sales, including buying and occupancy costs.

Effective in the fourth quarter of fiscal 2009, TJX no longer entered into contracts to hedge its net investments in foreign subsidiaries and settled all existing contracts. As a result, there were no net investment contracts as of January 31, 2009. Until the fourth quarter of fiscal 2009, TJX entered into foreign currency forward and swap contracts in both Canadian dollars and British pound sterling and accounted for them as hedges of the net investment in and between foreign subsidiaries or cash flow hedges of Winners long-term intercompany debt.

TJX applied hedge accounting to these hedge contracts of our investment in foreign subsidiaries, and changes in fair value of these contracts, as well as gains and losses upon settlement, were recorded in accumulated other comprehensive income, offsetting changes in the cumulative foreign translation adjustments of the foreign subsidiaries. The change in fair value of the contracts designated as hedges of the investment in foreign subsidiaries resulted in a gain of $68.8 million, net of income taxes, in fiscal 2009, a loss of $15.8 million, net of income taxes, in fiscal 2008, and a loss of $5.6 million, net of income taxes, in fiscal 2007. The change in the cumulative foreign currency translation adjustment resulted in a gain of $171.2 million, net of income taxes, in fiscal 2009, a gain of $21.0 million, net of income taxes, in fiscal 2008, and a gain of $20.4 million, net of income taxes, in fiscal 2007. Amounts included in other comprehensive income relating to cash flow hedges were reclassified to earnings as the underlying exposure on the debt had an impact on earnings. The net amount reclassified from other comprehensive income to the income statement in fiscal 2009 related to cash flow hedges was $677,368, net of income taxes. The net loss recognized in fiscal 2008 related to cash flow hedges was $1.1 million, net of income taxes. The net loss recognized in fiscal 2007 related to cash flow hedges was $5.0 million, net of income taxes, which was offset by a non-taxable gain of $4.6 million, related to the underlying exposure.

On July 20, 2006 TJX determined that the C$355 million intercompany loan, due from Winners to TJX, would not be payable in the foreseeable future due to the capital and cash flow needs of Winners. As a result, that intercompany loan and the related currency swap that had been designated as a cash flow hedge of long-term intercompany debt were re-designated as a net investment in a foreign operation. Accordingly, foreign currency gains or losses on the intercompany loan and gains or losses on the related currency swap from re-designation date to date of settlement in the fourth quarter of fiscal 2009, to the extent effective, have been recorded in other comprehensive income. The ineffective portion of the currency swap resulted in pre-tax charges to the income statement of $2.2 million in fiscal 2009, $9.1 million in fiscal 2008 and $2.9 million in fiscal 2007.

TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in the statements of income and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in the statement of income. The net impact on the income statement of hedging activity related to these intercompany payables was immaterial.

The value of foreign currency exchange contracts relating to inventory commitments is reported in earnings as a component of cost of sales, including buying and occupancy costs. The income statement impact of all other foreign currency derivative contracts and underlying exposures is reported as a component of selling, general and administrative expenses.

Following is a summary of TJX’s derivative financial instruments and related fair values outstanding at January 31, 2009:

					Blended	Fair Value Asset
Currency amounts in thousands	Pay		Receive		Contract Rate	(Liability)

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000		LIBOR + 4.17%		7.45%	N/A	US$	766
Interest rate swap fixed to floating on notional of $50,000		LIBOR + 3.42%		7.45%	N/A	US$	1,093
Intercompany balance hedges, primarily short-term debt and related interest	C$	37,795	US$	33,826	0.8950	US$	3,051
	US$	114,990	C$	143,051	0.8038	US$	1,300
	US$	39,997		€30,936	1.2929	US$	(370)
Hedge accounting not elected:

Diesel contract hedges		Fixed on 750K gal		Float on 750K gal	N/A	US$	(4,931)
Merchandise purchase commitment hedges	C$	206,109	US$	172,500	0.8369	US$	4,837
	C$	4,828		€2,950	0.6110	US$	(149)
		£19,394	US$	28,000	1.4437	US$	(204)
		£7,273		€8,000	1.1000	US$	(343)
	US$	441		€327	1.3486	US$	(23)

						US$	5,027

The fair value of the derivatives is classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Following are the balance sheet classifications of the fair value of our derivatives:

	January 31,	January 26,
In thousands	2009	2008

Current assets	$11,772	$53,094
Non-current assets	—	—
Current liabilities	(6,745)	(1,267)
Non-current liabilities	—	(143,091)

Net fair value asset (liability)	$5,027	$(91,264)

TJX’s forward foreign currency exchange and swap contracts require TJX to make payments of certain foreign currencies or U.S. dollars for receipt of Canadian dollars, U.S. dollars or Euros. All of the contracts outstanding at January 31, 2009 mature during fiscal 2010.

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

F.	Disclosures about Fair Value of Financial Instruments

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under FASB Statement No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TJX has determined that its financial assets and liabilities at January 31, 2009 were generally classified within level 1 or level 2 in the fair value hierarchy. The following table sets forth TJX’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

As of
January 31,
In thousands	2009

Level 1
Assets:
Cash equivalents	$161,592
Executive savings plan assets	40,636
Level 2
Assets:
Foreign currency exchange contract hedges	$9,534
Interest rate swaps	1,859
Liabilities:
Foreign currency exchange contract hedges	$1,435
Diesel fuel contract hedges	4,931

The fair value of our general corporate debt, including current installments, is estimated by obtaining market value quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of the zero coupon convertible subordinated notes is estimated by obtaining market quotes. The fair value of the current installments of long-term debt at January 31, 2009 is $399.9 million versus a carrying value of $392.9 million. The fair value of the zero coupon convertible subordinated notes as of January 31, 2009, is $358.3 million versus a carrying value of $365.6 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect our ability to settle these obligations.

As a result of its international operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect its operating results and financial position. When it deems appropriate, TJX minimizes risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and TJX does not use leveraged derivative financial instruments. The forward foreign currency exchange contracts and interest rate swaps are valued using broker quotations which include observable market information. TJX makes no adjustments to quotes or prices obtained from brokers or pricing services but does assess the credit risk of counterparties and will adjust final valuations when appropriate. Where independent pricing services provide fair values, TJX obtained an understanding of the methods used in pricing. As such, these derivative instruments are classified within level 2.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different fair value measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years and was adopted by TJX in the first quarter of fiscal 2009. Upon adoption, TJX elected not to adjust any financial assets or liabilities not previously recorded at fair value and therefore, the adoption of SFAS 159 did not have an impact on TJX’s consolidated balance sheet or statement of operations.

G.	Commitments

TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of our leases are store operating leases with a ten-year initial term and options to extend for one or more five-year periods. Certain Marshalls leases, acquired in fiscal 1996, had then remaining terms ranging up to twenty-five years. T.K. Maxx leases are generally for fifteen to twenty-five years with ten-year kick-out options. Many of our leases contain escalation clauses and early termination penalties. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These expenses in the aggregate were approximately one-third of the total minimum rent for the fiscal year ended January 31, 2009, the fiscal year ended January 26, 2008 and the fiscal year ended January 27, 2007.

Following is a schedule of future minimum lease payments for continuing operations as of January 31, 2009:

	Capital	Operating
In thousands	Lease	Leases

Fiscal Year
2010	$3,726	$913,446
2011	3,726	840,457
2012	3,897	741,940
2013	3,912	624,872
2014	3,912	513,069
Later years	7,498	1,437,499

Total future minimum lease payments	26,671	$5,071,283

Less amount representing interest	6,297

Net present value of minimum capital lease payments	$20,374

The capital lease relates to a 283,000-square-foot addition to TJX’s home office facility. Rental payments commenced June 1, 2001, and we recognized a capital lease asset and related obligation equal to the present value of the lease payments of $32.6 million.

Rental expense under operating leases for continuing operations amounted to $936.6 million for fiscal 2009, $875.6 million for fiscal 2008 and $816.4 million for fiscal 2007. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $8.3 million in fiscal 2009, $9.7 million in fiscal 2008 and $9.0 million in fiscal 2007. Sublease income was $2.1 million in fiscal 2009, $2.9 million in fiscal 2008, and $3.0 million in fiscal 2007. The total net present value of TJX’s minimum operating lease obligations approximated $3,962.2 million as of January 31, 2009.

TJX had outstanding letters of credit totaling $32.0 million as of January 31, 2009 and $32.7 million as of January 26, 2008. Letters of credit are issued by TJX primarily for the purchase of inventory.

H.	Stock Incentive Plan

Total compensation cost related to share based compensation was $31.2 million net of income taxes of $20.1 million in fiscal 2009, $37.0 million net of income taxes of $20.3 million in fiscal 2008 and $45.1 million net of income taxes of $24.7 million in fiscal 2007.

As of January 31, 2009, there was $77.5 million of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

TJX has a stock incentive plan under which options and other share based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all stock compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, provides for the issuance of up to 145.3 million shares with 12.4 million shares available for future grants as of January 31, 2009. TJX issues shares from authorized but unissued common stock.

Options for the purchase of common stock have been granted at 100% of market price on the grant date and generally vest in thirds over a three-year period starting one year after the grant, and have a ten year term. For purposes of applying the provisions of SFAS No. 123(R), the fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	January 31,	January 26,	January 27,
	2009	2008	2007

Risk free interest rate	2.96%	4.00%	4.75%
Dividend yield	1.3%	1.2%	1.1%
Expected volatility factor	33.9%	31.0%	32.0%
Expected option life in years	4.8	4.5	4.5
Weighted average fair value of options issued	$10.46	$8.38	$8.35

Expected volatility is based on a combination of implied volatility from traded options on our stock, and historical volatility during a term approximating the expected term of the option granted. We use historical data to estimate option exercise, employee termination behavior and dividend yield within the valuation model. Separate employee groups and option characteristics are considered separately for valuation purposes when applicable. No such distinctions existed during the fiscal years presented. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical exercise trends. The risk free rate is for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock Options: A summary of the status of TJX’s stock options and related Weighted Average Exercise Prices (“WAEP”) is presented below (shares in thousands):

	Fiscal Year Ended
	January 31, 2009		January 26, 2008		January 27, 2007
	Options	WAEP	Options	WAEP	Options	WAEP

Outstanding at beginning of year	35,153	$22.17	37,854	$20.50	47,902	$18.97
Granted	5,199	35.02	5,716	29.23	5,788	27.03
Exercised and repurchased	(7,533)	19.08	(7,473)	18.84	(14,524)	17.92
Forfeitures	(1,046)	27.59	(944)	24.25	(1,312)	21.93

Outstanding at end of year	31,773	$24.83	35,153	$22.17	37,854	$20.50

Options exercisable at end of year	21,664	$21.56	24,243	$19.88	24,848	$18.69

Included in the exercised and repurchased amount in the table above are approximately 77,000 options repurchased from optionees by TJX during fiscal 2009 and 341,000 options repurchased during fiscal 2008. Cash paid for such repurchased options amounted to $659,305 in fiscal 2009 and $2.3 million in fiscal 2008. The total intrinsic value of options exercised was $108.1 million in fiscal 2009, $79.7 million in fiscal 2008 and $131.6 million in fiscal 2007.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at January 31, 2009. Options outstanding expected to vest represents total unvested options of 10.1 million adjusted for anticipated forfeitures.

			Weighted
			Average	Weighted
		Aggregate	Remaining	Average
		Intrinsic	Contract	Exercise
In thousands except years and per share amounts	Shares	Value	Life	Price

Options outstanding expected to vest	9,396	$0	8.9 years	$31.71
Options exercisable	21,664	$0	5.4 years	$21.56

Total outstanding options vested and expected to vest	31,060	$0	6.5 years	$24.63

Performance Based Restricted Stock and Other Awards: TJX has issued performance-based restricted stock awards under the Stock Incentive Plan. Performance-based restricted stock awards are issued at no cost to the recipient of the award, and have restrictions that generally lapse over one to four years from date of grant when and if specified performance criteria are met. The grant date fair value of the award is charged to income ratably over the period during which these awards vest. The fair value of the awards is determined at date of grant and assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

A summary of the status of our nonvested performance-based restricted stock and changes during fiscal 2009 is presented below:

	Performance	Weighted
	Based	Average
	Restricted	Grant Date
Shares in thousands	Stock	Fair Value

Nonvested at beginning of year	593	$24.82
Granted	173	33.49
Vested	(251)	23.49
Forfeited	(73)	28.35

Nonvested at end of year	442	$28.37

There were 173,000 shares of performance-based restricted stock, with a weighted average grant date fair value of $33.49, granted in fiscal 2009; 200,000 shares with a weighted average grant date fair value of $28.04 were granted in fiscal 2008 and 236,000 shares with a weighted average grant date fair value of $27.16 were granted in fiscal 2007. The fair value of performance-based restricted stock that vested was $5.9 million in fiscal 2009, $3.9 million in fiscal 2008 and $4.9 million in fiscal 2007.

In November 2005, TJX issued a market-based deferred share award for up to 94,000 shares to its acting chief executive officer which was indexed to TJX’s stock price for the sixty-day period beginning February 22, 2007 (“measurement period”). The weighted average grant date fair value of this award was $9.90 per share. In June 2007, 58,750 shares were issued under this award. In September 2007, this officer received a special award of 25,000 shares of common stock.

TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. The outside directors are awarded two annual deferred share awards, each representing shares of TJX common stock valued at $50,000. One award vests immediately and is payable with accumulated dividends in stock at the earlier of separation from service as a director or change of control. The second award vests based on service as a director until the annual meeting next following the award and is payable with accumulated dividends in stock at vesting date, unless an irrevocable advance election is made whereby it is payable at the same time as the first award. As of the end of fiscal 2009, a total of 144,588 deferred shares were outstanding under the plan.

I.	Capital Stock and Earnings Per Share

Capital Stock: In August 2008, we completed a $1 billion stock repurchase program begun in fiscal 2007 and initiated another multi-year $1 billion stock repurchase program that had been approved in February 2008. We repurchased and retired 24.0 million shares of our common stock at a cost of $741.1 million during fiscal 2009. TJX reflects stock repurchases in its financial statements on a “settlement” basis. We had cash expenditures under our repurchase programs of $751.1 million in fiscal 2009, $940.2 million in fiscal 2008 and $557.2 million in fiscal 2007, funded primarily by cash generated from operations. The total common shares repurchased amounted to 24.3 million shares in fiscal 2009, 33.0 million shares in fiscal 2008 and 22.0 million shares in fiscal 2007. As of January 31, 2009, we had repurchased 8.9 million shares of our common stock at a cost of $255.1 million under the current $1 billion stock repurchase program. All shares repurchased under our stock repurchase programs have been retired.

TJX has 5 million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share: The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

Amounts in thousands	January 31,	January 26,	January 27,
except per share amounts	2009	2008	2007

	(53 weeks)

Basic earnings per share:
Income from continuing operations	$914,886	$782,432	$787,172

Weighted average common stock outstanding for basic earnings per share calculation	419,076	443,050	454,044
Basic earnings per share	$2.18	$1.77	$1.73
Diluted earnings per share:
Income from continuing operations	$914,886	$782,432	$787,172
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	4,653	4,716	4,623

Income from continuing operations used for diluted earnings per share calculation	$919,539	$787,148	$791,795

Weighted average common stock outstanding for basic earnings per share calculation	419,076	443,050	454,044
Assumed conversion/exercise of:
Convertible subordinated notes	16,434	16,905	16,905
Stock options and awards	6,745	8,091	9,096

Weighted average common stock outstanding for diluted earnings per share calculation	442,255	468,046	480,045

Diluted earnings per share	$2.08	$1.68	$1.65

The weighted average common shares for the diluted earnings per share calculation exclude the incremental effect related to outstanding stock options, the exercise price of which is in excess of the related fiscal year’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 5.2 million such options excluded as of January 31, 2009 and 5.7 million excluded at both January 26, 2008 and January 27, 2007.

J.	Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
	January 31,	January 26,	January 27,
In thousands	2009	2008	2007

	(53 weeks)

Current:
Federal	$259,857	$375,799	$327,716
State	27,376	94,727	58,170
Foreign	97,976	87,260	60,149

Deferred:
Federal	126,816	(64,363)	28,923
State	23,955	(15,698)	397
Foreign	74	(70)	1,681

Provision for income taxes	$536,054	$477,655	$477,036

TJX had net deferred tax assets as follows:

	Fiscal Year Ended
	January 31,	January 26,
In thousands	2009	2008

Deferred tax assets:
Foreign tax credit carryforward	$37,611	$12,409
Reserve for discontinued operations	14,859	20,264
Pension, stock compensation, postretirement and employee benefits	238,557	189,619
Leases	38,889	39,373
Foreign currency hedges	4,571	36,654
Computer Intrusion reserve	16,749	46,531
Other	83,483	85,199

Total deferred tax assets	$434,719	$430,049

Deferred tax liabilities:
Property, plant and equipment	$203,829	$139,396
Safe harbor leases	6,521	7,548
Tradename	42,873	40,761
Undistributed foreign earnings	111,506	77,198
Other	61,323	44,584

Total deferred tax liabilities	426,052	309,487

Net deferred tax asset	$8,667	$120,562

The fiscal 2009 net deferred tax asset is presented on the balance sheet as a current asset of $135.7 million and a non-current liability of $127.0 million. For fiscal 2008, the net deferred tax asset is presented on the balance sheet as a current asset of $163.5 million and a non-current liability of $42.9 million. TJX changed its assertion during fiscal 2008 regarding the undistributed earnings of its Marshalls Puerto Rico subsidiary and therefore the earnings of this subsidiary are no longer considered indefinitely reinvested. As a result, TJX recognized a $5.5 million tax benefit in fiscal 2008 after providing for deferred U.S. taxes for this subsidiary. TJX has provided for deferred U.S. taxes on all undistributed earnings from its Winners Canadian subsidiary and its Marshalls Puerto Rico subsidiary through January 31, 2009. All earnings of TJX’s other foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings. The net deferred tax asset summarized above includes deferred taxes relating to temporary differences at our foreign operations and amounted to a $19.9 million net liability as of January 31, 2009 and a $26.7 million net liability as of January 26, 2008.

In fiscal 2009, TJX’s HomeGoods subsidiary utilized a Puerto Rico net operating loss carryforward of approximately $1.1 million which had not been previously recognized. There are no further Puerto Rico net operating losses as of the fiscal year ended January 31, 2009. TJX’s German subsidiary, which is treated as a branch for U.S. tax purposes, incurred net operating losses of $15.0 million in fiscal 2009 and $14.4 million in fiscal 2008 for tax and financial reporting purposes. The losses were fully utilized in each year to reduce TJX’s current U.S. taxable income. Any future utilization of the losses in Germany will result in a corresponding amount of taxable income for U.S. tax purposes.

TJX established valuation allowances against certain deferred tax assets which may not be realized in future years. The amount of the valuation allowances was $6.2 million as of January 31, 2009 and $4.0 million as of January 26, 2008.

TJX’s worldwide effective income tax rate was 36.9% for fiscal 2009, 37.9% for fiscal 2008 and 37.7% for fiscal 2007. The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	January 31,	January 26,	January 27,
	2009	2008	2007

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	2.8	4.1	4.0
Impact of foreign operations	(0.1)	(0.6)	(0.4)
Impact of repatriation of foreign earnings	—	(0.4)	—
Impact of tax free currency (gains) losses on intercompany loans	0.1	(0.1)	(0.2)
All other	(0.9)	(0.1)	(0.7)

Worldwide effective income tax rate	36.9%	37.9%	37.7%

The decrease in TJX’s effective state income tax rate for fiscal 2009 as compared to fiscal 2008 is primarily attributed to the settlement of several state tax audits and the resulting reduction to FIN 48 reserves for uncertain tax positions. TJX adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), in the first quarter of fiscal 2008. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial statement purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the implementation, TJX recognized a charge of approximately $27.2 million to its retained earnings balance at the beginning of fiscal 2008. TJX had net unrecognized tax benefits of $129.9 million as of January 31, 2009, $140.7 million as of January 26, 2008 and $124.4 million as of January 28, 2007.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	January 31,	January 26,
In thousands	2009	2008

Balance at beginning of year or date of implementation	$232,859	$188,671
Additions for uncertain tax positions taken in current year	59,807	30,811
Additions for uncertain tax positions taken in prior years	1,848	52,328
Reductions for uncertain tax positions taken in prior years	(80,959)	(36,474)
Reductions resulting from lapse of statute of limitation	(2,002)	(307)
Settlements with tax authorities	(9,010)	(2,170)

Balance at end of year	$202,543	$232,859

Included in the gross amount of unrecognized tax benefits are items that will not impact future effective tax rates upon recognition. These items amount to $49.3 million as of January 31, 2009 and $67.8 million as of January 26, 2008.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $15.3 million for the year ended January 31, 2009 and $16.2 million for the year ended January 26, 2008. The accrued amounts for interest and penalties are $51.1 million as of January 31, 2009 and $52.5 million as of January 26, 2008.

Based on the outcome of tax examinations, judicial proceedings or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of January 31, 2009. During the next 12 months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $2.0 million to $70.0 million.

K.	Pension Plans and Other Retirement Benefits

Pension: TJX has a funded defined benefit retirement plan covering the majority of its full-time U.S. employees. Employees who have attained twenty-one years of age and have completed one year of service are covered under the plan. No employee contributions are required and benefits are based on compensation earned in each year of service. As a result of an amendment to the plan, employees hired after February 1, 2006 do not participate in this plan but are eligible to receive enhanced employer contributions to their 401(k) plans. This plan amendment did not have a material impact on pension expense for the last three fiscal years, but is expected to gradually reduce net periodic pension costs in subsequent years due to a reduction in participants. Our funded defined benefit retirement plan assets are invested in domestic and international equity and fixed income securities, both directly and through investment funds. The plan does not invest in the securities of TJX. TJX also has an unfunded supplemental retirement plan which covers key employees and provides for additional retirement benefits based on average compensation for certain employees.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date (the measurement provisions); and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. The recognition of the funded status of plans on the balance sheet was required for our fiscal year ended January 27, 2007. The adjustment to accumulated other comprehensive income of initially applying the recognition provisions of SFAS No. 158 for our pension and postretirement plans was a reduction, net of taxes, of $5.6 million in fiscal 2007.

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

Presented below is financial information relating to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the fiscal years indicated:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended
	January 31,	January 26,	January 31,	January 26,
In thousands	2009	2008	2009	2008

	(53 weeks)		(53 weeks)

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$447,684	$417,436	$51,588	$53,109
Effect of change in measurement date	—	4,395	—	152
Service cost	30,406	34,704	1,069	992
Interest cost	28,711	24,632	3,366	2,867
Actuarial (gains) losses	(1,411)	(21,673)	2,252	(3,420)
Settlements	—	—	—	—
Special termination benefits	—	—	—	168
Benefits paid	(10,713)	(9,586)	(2,812)	(2,280)
Expenses paid	(2,264)	(2,224)	—	—

Projected benefit obligation at end of year	$492,413	$447,684	$55,463	$51,588

Accumulated benefit obligation at end of year	$451,260	$408,437	$42,560	$46,023

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended
	January 31,	January 26,	January 31,	January 26,
In thousands	2009	2008	2009	2008

	(53 weeks)		(53 weeks)

Change in plan assets:
Fair value of plan assets at beginning of year	$436,416	$410,318	$—	$—
Effect of change in measurement date	—	1,840	—	(175)
Actual return on plan assets	(109,227)	11,068	—	—
Employer contribution	—	25,000	2,812	2,455
Benefits paid	(10,713)	(9,586)	(2,812)	(2,280)
Expenses paid	(2,264)	(2,224)	—	—

Fair value of plan assets at end of year	$314,212	$436,416	$—	$—

Reconciliation of funded status:
Projected benefit obligation at end of year	$492,413	$447,684	$55,463	$51,588
Fair value of plan assets at end of year	314,212	436,416	—	—

Funded status—excess obligation	178,201	11,268	55,463	51,588
Employer contributions after measurement date, and on or before fiscal year end	—	—	—	—
Unrecognized prior service (cost)	—	—	—	—
Unrecognized actuarial (losses)	—	—	—	—

Net liability recognized on consolidated balance sheets	$178,201	$11,268	$55,463	$51,588

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$15	$59	$218	$342
Accumulated actuarial losses	176,274	34,088	8,958	7,976

Amounts included in accumulated other comprehensive income (loss)	$176,289	$34,147	$9,176	$8,318

The consolidated balance sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $233.7 million at January 31, 2009 is reflected on the balance sheet as of that date as a current liability of $13.1 million and a long-term liability of $220.6 million.

The combined net accrued liability of $62.9 million at January 26, 2008 is reflected on the balance sheet as of that date as a current liability of $2.7 million and a long-term liability of $60.2 million.

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2010 is $15,354 for the funded plan and $124,652 for the unfunded plan. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2010 is $13.6 million for the funded plan and $861,926 for the unfunded plan.

Weighted average assumptions for measurement purposes for determining the obligation at measurement date:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended
	January 31,	January 26,	January 31,	January 26,
	2009	2008	2009	2008

Discount rate	6.50%	6.50%	6.50%	6.25%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

TJX selects the assumed discount rate using the Citigroup Pension Liability Index. TJX develops its long-term rate of return assumption by evaluating input from professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions.

TJX made aggregate cash contributions of $2.8 million in fiscal 2009, $27.5 million in fiscal 2008 and $7.4 million in fiscal 2007 to the defined benefit retirement plan and to fund current benefit and expense payments under the unfunded supplemental retirement plan. The cash contributions made in fiscal 2009 and 2007 were solely to fund current benefit and expense payments under the unfunded supplemental retirement plan. Through fiscal 2008 our funding policy for the funded plan was to fund any required contribution to the plan at the full funding limitation and generally to fund contributions in excess of any required contribution so as to fully fund the accumulated benefit obligation to the extent such contribution is allowed for tax purposes. As a result of voluntary funding contributions made in prior years, there was no required funding during the last three fiscal years. In fiscal 2009 the Pension Protection Act (PPA) became effective and TJX’s policy will be to fund, at a minimum, the amount required to maintain a funded status of 75% to 80% of the pension liability as defined by the PPA. As of the date of this report, TJX had contributed $50 million to the funded plan and may make additional voluntary contributions during fiscal 2010. We anticipate making contributions of $13.1 million to fund current benefit and expense payments under the unfunded supplemental retirement plan in fiscal 2010. The following is a summary of our target allocation for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation for
		Fiscal Year Ended
	Target	January 31,	January 26,
	Allocation	2009	2008

Equity securities	60%	48%	53%
Fixed income	40%	50%	40%
All other—primarily cash	—	2%	7%

We employ a total return investment approach whereby a mix of equities and fixed income investments is used to seek to maximize the long-term return on plan assets with a prudent level of risk. Risks are mitigated through asset diversification and the use of multiple investment managers. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

Following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to our pension plans:

	Funded Plan			Unfunded Plan
	Fiscal Year Ended			Fiscal Year Ended
	January 31,	January 26,	January 27,	January 31,	January 26,	January 27,
Dollars in thousands	2009	2008	2007	2009	2008	2007

	(53 weeks)			(53 weeks)

Net Periodic Pension Cost:
Service cost	$30,406	$34,704	$37,528	$1,069	$992	$1,043
Interest cost	28,711	24,632	21,982	3,366	2,867	2,929
Expected return on plan assets	(34,369)	(32,259)	(29,395)	—	—	—
Amortization of transition obligation	—	—	—	—	—	—
Settlement cost	—	—	—	—	168	1,421
Amortization of prior service costs	43	57	57	124	125	124
Recognized actuarial losses	—	—	5,656	1,270	789	1,686

Net periodic pension cost	$24,791	$27,134	$35,828	$5,829	$4,941	$7,203

Other Changes in Plan Assets and Benefit
Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$142,186	$(482)	$40,226	$2,252	$(3,420)	$13,976
Prior service cost (credit)	—	—	178	—	—	602
Amortization of recognized loss	—	—	(5,656)	(1,270)	(893)	(1,686)
Amortization of prior service cost	(44)	(62)	(57)	(125)	(135)	(125)

Total recognized in other comprehensive income	$142,142	$(544)	$34,691	$857	$(4,448)	$12,767

Total recognized in net periodic benefit cost and other comprehensive income	$166,933	$26,590	$70,519	$6,686	$493	$19,970

Weighted average assumptions for expense purposes:
Discount rate	6.50%	6.00%	5.50%	6.25%	5.75%	5.50%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

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

Following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Funded Plan	Unfunded Plan
In thousands	Expected Benefit Payments	Expected Benefit Payments

Fiscal Year
2010	$14,511	$13,059
2011	16,149	3,613
2012	17,968	3,633
2013	20,438	3,301
2014	22,994	3,369
2015 through 2019	161,363	20,242

TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees. Assets under the plan totaled $529.5 million as of December 31, 2008 and $688.3 million as of December 31, 2007 and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay, subject to limitation. TJX matches employee contributions, up to 5% of eligible pay, at rates ranging from 25% to

50%, based upon TJX’s performance. Employees hired after February 1, 2006 are eligible for participation in the 401(k) plan with an enhanced matching formula beginning five years after hire date. TJX contributed $8.6 million in fiscal 2009, $10.2 million in fiscal 2008 and $11.4 million in fiscal 2007 to the 401(k) plan. Employees cannot invest their contributions in the TJX stock fund option in the 401(k) plan, and may elect to invest up to only 50% of TJX’s contribution in the TJX stock fund. The TJX stock fund has no other trading restrictions. The TJX stock fund represents 3.3% of plan investments at December 31, 2008, 3.5% at December 31, 2007 and 3.8% at December 31, 2006.

TJX also has a nonqualified savings plan for certain U.S. employees. TJX matches employee contributions at various rates which amounted to $425,432 in fiscal 2009, $1.2 million in fiscal 2008 and $1.2 million in fiscal 2007. TJX transfers employee withholdings and the related company match to a separate trust designated to fund the future obligations. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

In addition to the plans described above, we also maintain retirement/deferred savings plans for all eligible associates at our foreign subsidiaries. We contributed $4.2 million for these plans in fiscal 2009, $4.1 million in fiscal 2008 and $3.6 million in fiscal 2007.

Postretirement Medical: TJX has an unfunded postretirement medical plan that provides limited postretirement medical and life insurance benefits to employees who participate in its retirement plan and who retired at age 55 or older with ten or more years of service. During the fourth quarter of fiscal 2006, TJX eliminated this benefit for all active associates and modified the benefit to current retirees enrolled in the plan. The plan amendment replaces the previous medical benefits with a defined amount (up to $35.00 per month) that approximates the cost of enrollment in the Medicare Plan for retirees enrolled in the plan at the time of modification.

The company paid $262,000 of benefits in fiscal 2009 and will pay similar amounts over the next several years. The post retirement medical liability as of January 31, 2009 is estimated at $2.3 million, of which $2.0 million is included in non-current liabilities on the balance sheet.

The amendment to plan benefits in fiscal 2006 resulted in a negative plan amendment of $46.8 million which is being amortized into income over the average remaining life of the active plan participants. The unamortized balance of $29.8 million as of January 31, 2009 is included in accumulated other comprehensive income (loss) of which $3.8 million will be amortized into income in fiscal 2010. During fiscal 2009 there was a pre-tax net benefit of $3.4 million reflected in the income statement as it relates to this post retirement medical plan.

L.	Accrued Expenses and Other Liabilities, Current and Long-Term

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
	January 31,	January 26,
In thousands	2009	2008

Employee compensation and benefits, current	$300,366	$335,180
Computer Intrusion	42,211	117,266
Rent, utilities and occupancy, including real estate taxes	151,273	158,870
Merchandise credits and gift certificates	133,104	141,528
Insurance	40,428	48,954
Sales tax collections and V.A.T. taxes	88,528	117,585
All other current liabilities	340,856	294,604

Accrued expenses and other current liabilities	$1,096,766	$1,213,987

All other current liabilities include accruals for outstanding checks, advertising, property additions, dividends, freight, reserve for sales returns, purchased services, and other items, each of which are individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
	January 31,	January 26,
In thousands	2009	2008

Employee compensation and benefits, long-term	$272,881	$125,421
Reserve related to discontinued operations	40,564	46,076
Accrued rent	137,876	150,530
Landlord allowances	53,761	58,797
Fair value of derivatives	—	143,091
Tax reserve, long-term	240,582	269,157
Long-term liabilities—other	19,340	18,261

Other long-term liabilities	$765,004	$811,333

M.	Discontinued Operations Reserve and Related Contingent Liabilities

TJX has a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with our 34 discontinued A.J. Wright stores (see Note C) as well as leases of former TJX businesses. The balance in the reserve and the activity for the last three fiscal years is presented below:

	Fiscal Year Ended
	January 31,	January 26,	January 27,
In thousands	2009	2008	2007

Balance at beginning of year	$46,076	$57,677	$14,981
Additions (reductions) to the reserve charged to net income:
A.J. Wright store closings	(2,908)	—	61,968
Other lease related obligations	2,908	—	1,555
Interest accretion	1,820	1,820	400
Charges against the reserve:
Lease related obligations	(7,323)	(11,214)	(1,696)
Fixed asset write-offs	—	—	(18,732)
Termination benefits and all other	(9)	(2,207)	(799)

Balance at end of year	$40,564	$46,076	$57,677

The exit costs related to our 34 discontinued A.J. Wright stores (see Note C) resulted in an addition to the reserve of $62 million in fiscal 2007. The other additions to the reserve for lease related obligations in fiscal 2007 were the result of periodic adjustments to our estimated lease obligations of our former businesses and were offset by income from creditor recoveries of a similar amount. The lease related charges against the reserve during fiscal 2007 relate primarily to our former businesses. The fixed asset write-offs and other charges against the reserve for fiscal 2007 and all of the charges against the reserve in fiscal 2008 and fiscal 2009, relate primarily to the 34 A.J. Wright closed stores.

Of the reserve balance, approximately $25 million at fiscal 2009 year end, $32 million at fiscal 2008 year end and $43 million at fiscal 2007 year end relate to the A.J. Wright store closings, primarily our estimation of lease costs, net of estimated subtenant income. Approximately $3 million of the reserve at fiscal 2009 relates to 2 Bob’s Stores locations which are considered probable for being put back to TJX by the buyer. The remainder of the reserve reflects our estimation of the cost of claims, updated quarterly, that have been, or we believe are likely to be, made against TJX for liability as an original lessee or guarantor of the leases of former businesses, after mitigation of the number and cost of lease obligations. At January 31, 2009, substantially all the leases of the former businesses that were rejected in bankruptcy and for which the landlords asserted liability against TJX had been resolved. The actual net cost of the various lease obligations included in the reserve may differ from our initial estimate. Although TJX’s actual costs with respect to these lease obligations may exceed amounts estimated, and TJX may incur costs for other leases from discontinued operations, TJX does not expect to incur any material costs related to these discontinued operations in excess of the amounts estimated. We estimate that the majority of the discontinued operations reserve will be paid in the next three to five years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

TJX may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, another former TJX business for which BJ’s Wholesale Club is primarily liable, and on 8 additional Bob’s Stores leases. Our reserve for discontinued operations does not reflect these leases, because we currently believe that the likelihood of any future liability to TJX with respect to these leases is not probable.

N.	Guarantees and Contingent Obligations

TJX has contingent obligations on leases, for which it was a lessee or guarantor, which were assigned to third parties without our being released by the landlords. Over many years, we have assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of our discontinued operations discussed above, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material adverse impact on our financial condition, results of operations or cash flows. We do not generally have sufficient information about these leases to estimate our potential contingent obligations under them, which could be triggered in the event that one or more of the current tenants does not fulfill their obligations related to one or more of these leases.

TJX also has contingent obligations in connection with some assigned or sublet properties that TJX is able to estimate. We estimate the undiscounted obligations (not reflected in our reserves) of leases of closed stores of continuing operations, BJ’s Wholesale Club and Bob’s Stores leases (discussed in Note M) and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, is approximately $100 million as of January 31, 2009. We believe that most or all of these contingent obligations will not revert to TJX and, to the extent they do, will be resolved for substantially less due to mitigating factors.

TJX is a party to various agreements under which we may be obligated to indemnify the other party with respect to breach of warranty or losses related to such matters as title to assets sold, specified environmental matters or certain income taxes. These obligations are typically limited in time and amount. There are no amounts reflected in our balance sheets with respect to these contingent obligations.

O.	Supplemental Cash Flows Information

The cash flows required to satisfy contingent obligations of the discontinued operations as discussed in Note M, are classified as a reduction in cash provided by continuing operations. There are no remaining operating activities relating to these operations.

TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
	January 31,	January 26,	January 27,
In thousands	2009	2008	2007

	(53 weeks)

Cash paid for:
Interest on debt	$28,269	$31,190	$31,489
Income taxes	449,916	463,835	510,274
Changes in accrued expenses due to:
Dividends payable	6,945	6,710	4,097
Property additions	(19,829)	23,557	(6,149)

There were no non-cash financing or investing activities during fiscal 2009, 2008 or 2007.

P.	Segment Information

TJX operates five business segments, three in the United States and one each in Canada and Europe. Each of our segments has its own administrative, buying and distribution network. Of our U.S. based store chains, T.J. Maxx and Marshalls, referred to as Marmaxx, are managed together and reported as a single segment and A.J. Wright and

HomeGoods each is reported as a separate segment. Outside the U.S., our store chains in Canada (Winners and HomeSense) are under common management and reported as our Canadian segment and our store chains in Europe (T.K. Maxx and HomeSense) are also under common management and reported as our European segment.

For fiscal 2009, our Canadian and European segments accounted for 23% of TJX’s net sales, 24% of segment profit and 21% of all consolidated assets. All of our stores, with the exception of HomeGoods and HomeSense, sell apparel for the entire family, including footwear, jewelry and accessories and a limited offering of giftware and home fashions. The HomeGoods and HomeSense stores offer exclusively home fashions and home furnishings. By merchandise category, we derived approximately 62% of our sales from clothing (including footwear), 25% from home fashions and 13% from jewelry and accessories in fiscal 2009.

TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income before general corporate expense, Provision for Computer Intrusion related costs and interest. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

	Fiscal Year Ended
	January 31,	January 26	January 27,
In thousands	2009	2008	2007

	(53 weeks)

Net sales:(1)
Marmaxx	$12,362,122	$11,966,651	$11,531,785
Canada	2,139,443	2,040,814	1,740,796
Europe	2,242,057	2,216,218	1,864,502
HomeGoods	1,578,286	1,480,382	1,365,103
A.J. Wright	677,597	632,661	601,827

	$18,999,505	$18,336,726	$17,104,013

Segment profit (loss):(1)
Marmaxx	$1,155,838	$1,158,179	$1,079,275
Canada	236,086	235,128	181,863
Europe	137,612	127,218	109,305
HomeGoods	42,370	76,224	60,938
A.J. Wright	2,862	(1,801)	(10,250)

	1,574,768	1,594,948	1,421,131
General corporate expense	140,037	139,437	136,397
Provision for Computer Intrusion related costs(2)	(30,500)	197,022	4,960
Interest (income) expense, net	14,291	(1,598)	15,566

Income from continuing operations before provision for income taxes	$1,450,940	$1,260,087	$1,264,208

Identifiable assets:
Marmaxx	$3,538,663	$3,407,240	$3,257,019
Canada	609,363	659,004	483,505
Europe	675,283	847,107	694,071
HomeGoods	455,045	435,605	377,692
A.J. Wright	242,657	204,808	193,619
Discontinued operations(1)	—	87,291	99,459
Corporate(3)	657,231	958,879	980,335

	$6,178,242	$6,599,934	$6,085,700

Capital expenditures:
Marmaxx	$328,965	$287,558	$221,158
Canada	61,486	40,928	43,879
Europe	122,902	127,646	72,656
HomeGoods	47,519	50,062	25,888
A.J. Wright	19,098	15,425	10,838
Discontinued operations(1)	2,962	5,368	3,592

	$582,932	$526,987	$378,011

Depreciation and amortization:
Marmaxx	$241,940	$215,439	$201,504
Canada	43,527	42,418	36,743
Europe	59,949	56,163	56,909
HomeGoods	28,892	24,261	22,825
A.J. Wright	16,298	15,296	18,400
Discontinued operations(1)	2,610	7,361	8,411
Corporate(4)	8,491	8,458	8,318

	$401,707	$369,396	$353,110

(1)	Adjusted to reclassify the results of operations from Bob’s Stores through the date of sale to discontinued operations.
(2)	TJX has incurred losses as a result of the Computer Intrusion. In the second quarter of fiscal 2008, TJX established a pre-tax reserve of $178.1 million to reflect its estimation of probable losses. In fiscal 2009 and 2008, TJX reduced our reserve by $30.5 million and $18.9 million, respectively.
(3)	Corporate identifiable assets consist primarily of cash, receivables, prepaid insurance, prepaid pension expense, a note receivable, and reflects the decrease in cash from fiscal 2008 to fiscal 2009.
(4)	Includes debt discount and debt expense amortization.

Q.	Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly consolidated financial data for fiscal 2009 and 2008 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

In thousands	First	Second	Third	Fourth
except per share amounts	Quarter	Quarter	Quarter	Quarter(4)

Fiscal Year Ended January 31, 2009 (53 weeks)—As Adjusted(1)
Net sales	$4,303,555	$4,554,395	$4,761,530	$5,380,025
Gross earnings(2)	1,037,434	1,114,481	1,233,521	1,219,313
Income from continuing operations(3)	198,000	212,073	254,117	250,696
Net income(3)	193,849	200,223	235,849	250,696
Income from continuing operations
Basic earnings per share	0.47	0.50	0.61	0.61
Diluted earnings per share	0.44	0.48	0.58	0.58
Net income
Basic earnings per share	0.46	0.48	0.57	0.61
Diluted earnings per share	0.43	0.45	0.54	0.58
Fiscal Year Ended January 31, 2009 (53 weeks)—As Reported
Net sales	$4,364,125	$4,621,292	$4,761,530	$5,380,025
Gross earnings(2)	1,048,390	1,128,477	1,233,521	1,219,313
Income from continuing operations(3)	193,849	200,223	254,117	250,696
Net income(3)	193,849	200,223	235,849	250,696
Income from continuing operations
Basic earnings per share	0.46	0.48	0.61	0.61
Diluted earnings per share	0.43	0.45	0.58	0.58
Net income
Basic earnings per share	0.46	0.48	0.57	0.61
Diluted earnings per share	0.43	0.45	0.54	0.58
Fiscal Year Ended January 26, 2008—As Adjusted(1)
Net sales	$4,044,073	$4,242,059	$4,658,718	$5,391,876
Gross earnings(2)	977,311	1,020,530	1,178,111	1,319,079
Income from continuing operations(3)	166,141	61,167	251,261	303,863
Net income(3)	162,108	59,032	249,461	301,149
Income from continuing operations
Basic earnings per share	0.37	0.14	0.57	0.70
Diluted earnings per share	0.35	0.13	0.54	0.67
Net income
Basic earnings per share	0.36	0.13	0.57	0.70
Diluted earnings per share	0.34	0.13	0.54	0.66
Fiscal Year Ended January 26, 2008—As Reported
Net sales	$4,108,081	$4,313,298	$4,737,491	$5,488,256
Gross earnings(2)	990,866	1,035,601	1,195,993	1,342,218
Income from continuing operations(3)	162,108	59,032	249,461	301,149
Net income(3)	162,108	59,032	249,461	301,149
Income from continuing operations
Basic earnings per share	0.36	0.13	0.57	0.70
Diluted earnings per share	0.34	0.13	0.54	0.66
Net income
Basic earnings per share	0.36	0.13	0.57	0.70
Diluted earnings per share	0.34	0.13	0.54	0.66

(1)	Adjusted to reclassify the results of operations from Bob’s Stores to discontinued operations—See Note C.

The following table summarizes the quarterly amounts of net income that have been reclassified from continuing operations to discontinued operations as a result of the sale of the Bob’s Stores chain:

	Fiscal 2009		Fiscal 2008
	Income (loss) of		Income (loss) of
	discontinued	Amount per	discontinued	Amount per
In millions except per share amounts	operations	share	operations	share

Quarter
First	$(4.2)	$(0.01)	$(4.0)	$(0.01)
Second	(11.8)	(0.03)	(2.1)	—
Third	0.7	—	(1.8)	—
Fourth	—	N/A	(2.8)	(0.01)

Full Year	$(15.3)	$(0.04)	$(10.7)	$(0.02)

The Bob’s Stores chain was sold in the third quarter of fiscal 2009. TJX incurred a loss on disposal of $19.0 million, net of taxes, or $0.04 per share.

(2)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.

(3)	The following table summarizes the quarterly net of tax amounts charged to net income relating to costs incurred in connection with the Computer Intrusion—See Note B.

	Fiscal 2009		Fiscal 2008
	Charge (benefit)	Amount per	Charge (benefit)	Amount per
In millions except per share amounts	to net income	share	to net income	share

Quarter
First	$—	$—	$12	$0.03
Second	—	—	118	0.25
Third	(4)	(0.01)	—	—
Fourth	(14)	(0.03)	(11)	(0.02)

Full Year	$(18)	$(0.04)	$119	$0.25

Note: Due to rounding individual items may not foot.

(4)	The fourth quarter of fiscal 2009 includes 14 weeks.