Form 10-Q
period 2009-05-02
TJX COMPANIES INC /DE/
filed 2009-06-02
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 2, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑.
The number of shares of registrant’s common stock outstanding as of May 2, 2009: 413,533,634

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 2,	April 26,
	2009	2008
Net sales	$4,354,224	$4,303,555

Cost of sales, including buying and occupancy costs	3,273,346	3,276,943
Selling, general and administrative expenses	735,057	728,386
Interest expense, net	6,601	1,674

Income from continuing operations before provision for income taxes	339,220	296,552
Provision for income taxes	130,006	98,552

Income from continuing operations	209,214	198,000

(Loss) from discontinued operations, net of income taxes	—	(4,151)

Net income	$209,214	$193,849

Basic earnings per share:
Income from continuing operations	$0.51	$0.47
(Loss) from discontinued operations, net of income taxes	$—	$(0.01)
Net income	$0.51	$0.46
Weighted average common shares — basic	412,544	425,620

Diluted earnings per share:
Income from continuing operations	$0.49	$0.44
(Loss) from discontinued operations, net of income taxes	$—	$(0.01)
Net income	$0.49	$0.43
Weighted average common shares — diluted	431,920	450,401

Cash dividends declared per share	$0.12	$0.11
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	May 2,	January 31,	April 26,
	2009	2009	2008
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,012,495	$453,527	$698,115
Short-term investments	56,747	—	—
Accounts receivable, net	150,406	143,500	172,772
Merchandise inventories	2,817,711	2,619,336	2,899,795
Prepaid expenses and other current assets	231,067	274,091	180,644
Current deferred income taxes, net	138,487	135,675	100,913

Total current assets	4,406,913	3,626,129	4,052,239

Property at cost:
Land and buildings	277,087	280,278	277,892
Leasehold costs and improvements	1,767,692	1,728,362	1,809,610
Furniture, fixtures and equipment	2,833,906	2,784,316	2,722,720

Total property at cost	4,878,685	4,792,956	4,810,222
Less accumulated depreciation and amortization	2,725,948	2,607,200	2,605,188

Net property at cost	2,152,737	2,185,756	2,205,034

Property under capital lease, net of accumulated amortization of $17,682; $17,124 and $15,448, respectively	14,890	15,448	17,124
Other assets	184,734	171,381	190,862
Goodwill and tradename, net of amortization	179,593	179,528	181,443

TOTAL ASSETS	$6,938,867	$6,178,242	$6,646,702

LIABILITIES
Current liabilities:
Current installments of long-term debt	$742,227	$392,852	$—
Obligation under capital lease due within one year	2,218	2,175	2,048
Accounts payable	1,551,403	1,276,098	1,678,302
Accrued expenses and other liabilities	982,156	1,096,766	1,114,921
Federal, foreign and state income taxes payable	50,250	—	27,471

Total current liabilities	3,328,254	2,767,891	2,822,742

Other long-term liabilities	734,262	765,004	754,552
Non-current deferred income taxes, net	148,946	127,008	78,919
Obligation under capital lease, less portion due within one year	17,628	18,199	19,847
Long-term debt, exclusive of current installments	374,303	365,583	832,595
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 413,533,634; 412,821,592 and 424,701,061, respectively	413,534	412,822	424,701
Additional paid-in capital	11,668	—	—
Accumulated other comprehensive (loss)	(188,834)	(217,781)	(30,999)
Retained earnings	2,099,106	1,939,516	1,744,345

Total shareholders’ equity	2,335,474	2,134,557	2,138,047

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,938,867	$6,178,242	$6,646,702

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	May 2,	April 26,
	2009	2008
Cash flows from operating activities:
Net income	$209,214	$193,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,147	99,676
Loss on property disposals and impairment charges	326	2,250
Deferred income tax provision	18,301	32,056
Amortization of stock compensation expense	12,404	12,161
Excess tax benefits from stock compensation expense	(166)	(9,506)
Changes in assets and liabilities:
(Increase) in accounts receivable	(6,077)	(29,578)
(Increase) in merchandise inventories	(183,812)	(163,558)
Decrease in prepaid expenses and other current assets	37,828	27,886
Increase in accounts payable	267,451	162,355
(Decrease) in accrued expenses and other liabilities	(100,765)	(69,507)
Other	2,180	5,375

Net cash provided by operating activities	361,031	263,459

Cash flows from investing activities:
Property additions	(66,449)	(110,762)
Purchase of short-term investments	(56,747)	—
Proceeds from repayments on note receivable	212	197

Net cash (used in) investing activities	(122,984)	(110,565)

Cash flows from financing activities:
Proceeds from borrowing of long-term debt	374,295	—
Cash payments for debt issuance expenses	(3,234)	—
Payments on capital lease obligation	(528)	(487)
Cash payments for repurchase of common stock	(32,424)	(227,383)
Proceeds from sale and issuance of common stock	10,245	71,681
Excess tax benefits from stock compensation expense	166	9,506
Cash dividends paid	(45,408)	(38,470)

Net cash provided by (used in) financing activities	303,112	(185,153)

Effect of exchange rate changes on cash	17,809	(2,238)

Net increase (decrease) in cash and cash equivalents	558,968	(34,497)
Cash and cash equivalents at beginning of fiscal year	453,527	732,612

Cash and cash equivalents at end of period	$1,012,495	$698,115

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
	Shares	$1	Capital	Income (Loss)	Earnings	Total

Balance, January 31, 2009	412,822	$412,822	$—	$(217,781)	$1,939,516	$2,134,557
Comprehensive income:
Net income	—	—	—	—	209,214	209,214
Gain due to foreign currency translation adjustments	—	—	—	28,477	—	28,477
Recognition of prior service cost and deferred gains (losses)	—	—	—	1,682	—	1,682
Recognition of unfunded post retirement liabilities	—	—	—	(1,212)	—	(1,212)

Total comprehensive income						238,161
Cash dividends declared on common stock	—	—	—	—	(49,624)	(49,624)
Restricted stock awards granted	444	444	(444)	—	—	—
Amortization of stock compensation expense	—	—	12,404	—	—	12,404
Issuance of common stock upon conversion of convertible debt	1,018	1,018	23,572	—	—	24,590
Issuance of common stock under stock incentive plan and related tax effect	432	432	7,378	—	—	7,810
Common stock repurchased	(1,182)	(1,182)	(31,242)	—	—	(32,424)

Balance, May 2, 2009	413,534	$413,534	$11,668	$(188,834)	$2,099,106	$2,335,474

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
1.	The results for the first three months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
2.	The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“fiscal 2009”).
3.	In fiscal 2009, TJX sold Bob’s Stores and recorded as a component of discontinued operations a loss on disposal (including expenses relating to the sale) of $19.0 million, net of tax benefits of $13.0 million. TJX remains contingently liable on eight of the Bob’s Stores leases.

TJX also reclassified the operating results of Bob’s Stores for all periods prior to the sale as a component of discontinued operations. The following table presents the net sales, segment profit (loss) and after-tax income (loss) from operations reclassified to discontinued operations for the thirteen weeks ended April 26, 2008 (in thousands):

Net sales	$60,570
Segment income (loss)	$(6,942)
Net income (loss)	$(4,151)
4.	TJX has incurred losses as a result of an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. In the second quarter of fiscal 2008, TJX established a pre-tax reserve of $178.1 million to reflect its estimation of probable losses in accordance with generally accepted accounting principles with respect to the Computer Intrusion and recorded a pre-tax charge in that amount. TJX reduced the Provision for Computer Intrusion related costs by $30.5 million in fiscal 2009 and $18.9 million in fiscal 2008 as a result of negotiations, settlements, insurance proceeds and adjustments in estimated losses. The reserve of $39.5 million at May 2, 2009 is the current estimate of total potential cash liabilities from pending litigation, proceedings, investigations and other claims, as well as legal, ongoing monitoring, reporting and other costs and expenses, arising from the Computer Intrusion. As an estimate, the reserve is subject to uncertainty, and actual costs may vary from the current estimate and such variations may be material. TJX may decrease or increase the amount of the reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses, insurance proceeds and changes in estimates.
5.	Total stock-based compensation expense was $12.4 million for the quarter ended May 2, 2009 and $12.2 million for the quarter ended April 26, 2008. These amounts include stock option expense as well as restricted stock amortization. There were options to purchase 527,132 shares of common stock exercised during the first quarter of fiscal 2010. There were options to purchase 30.9 million shares of common stock outstanding as of May 2, 2009.

6.	TJX generally considers highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months but less than a year at the date of purchase are included in short-term investments. TJX’s investments are primarily high-grade commercial paper, government and corporate bonds, institutional money market funds and time deposits with major banks.
7.	TJX has a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with 34 discontinued A.J. Wright stores that were closed in the fourth quarter of fiscal 2007 and leases of other TJX businesses. As a result of the sale of Bob’s Stores, TJX reserved approximately $3 million for two Bob’s Stores locations which the buyer of Bob’s Stores can put back to TJX and which TJX considers probable. The balance in the reserve and the activity for respective periods are presented below:

	Thirteen Weeks Ended
	May 2,	April 26,
In thousands	2009	2008

Balance at beginning of year	$40,564	$46,076
Additions to the reserve charged to net income:
Interest accretion	440	455
Cash charges against the reserve:
Lease-related obligations	(1,320)	(2,210)
Termination benefits and all other	(35)	—

Balance at end of period	$39,649	$44,321

TJX may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, a former TJX business, and on 8 additional Bob’s Stores leases. The reserve for discontinued operations does not reflect these leases because TJX does not believe that the likelihood of future liability to TJX is probable.

8.	TJX’s comprehensive income information is presented below:

	Thirteen Weeks Ended
	May 2,	April 26,
In thousands	2009	2008

Net income	$209,214	$193,849
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	28,477	(342)
(Loss) on net investment hedge contracts, net of related tax effects	—	(1,376)
(Loss) on cash flow hedge contract, net of related tax effects	—	(256)
Recognition of unfunded post retirement liabilities	(1,212)	—
Recognition of prior service cost and deferred gains (losses)	1,682	(406)
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	66

Total comprehensive income	$238,161	$191,535

9.	The computation of TJX’s basic and diluted earnings per share (EPS) is as follows:

	Thirteen Weeks Ended
	May 2,	April 26,
In thousands, except per share data	2009	2008

Basic earnings per share
Income from continuing operations	$209,214	$198,000
Weighted average common shares outstanding for basic EPS	412,544	425,620

Basic earnings per share — continuing operations	$0.51	$0.47

Diluted earnings per share
Income from continuing operations	$209,214	$198,000
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1,072	1,195

Income from continuing operations used for diluted EPS calculation	$210,286	$199,195

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	412,544	425,620
Assumed conversion / exercise/vesting of:
Stock options and awards	4,224	7,876
Zero coupon convertible subordinated notes	15,152	16,905

Weighted average common shares outstanding for diluted EPS	431,920	450,401

Diluted earnings per share — continuing operations	$0.49	$0.44
FASB Staff Position (“FSP”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, was applicable for TJX during the first quarter of fiscal 2010. The adoption of this FSP had no impact on TJX’s financial statements.

Weighted average common shares for diluted earnings per share exclude the incremental effect related to any outstanding stock options, the exercise price of which is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 14.3 million options excluded for the thirteen weeks ended May 2, 2009. No such options were excluded for the thirteen weeks ended April 26, 2008.

TJX’s zero coupon convertible subordinated notes were convertible into 15.2 million shares of TJX common stock during most of the quarter ended May 2, 2009. In April 2009, TJX called for the redemption of the zero coupon convertible subordinated notes. There were 31,170 notes with a carrying value of $24.6 million converted during the first quarter of fiscal 2010, resulting in the issuance of 1.0 million shares of common stock. Subsequent to the fiscal 2010 first quarter, virtually all of the remaining notes were converted into an additional 14.1 million shares of TJX common stock.

10.	During the quarter ended May 2, 2009, TJX repurchased and retired 1.6 million shares of its common stock at a cost of $42.9 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its repurchase programs of $32.4 million for the three months ended May 2, 2009, and $227.4 million for the same period last year, primarily funded by cash generated from operations. Under the $1 billion stock repurchase program authorized in February 2008, TJX repurchased 10.5 million shares of common stock at a cost of $298.0 million through the first quarter of fiscal 2010 and $702.0 million remained available at May 2, 2009. All shares repurchased under the stock repurchase programs have been retired.

11.	TJX enters into financial instruments to manage its cost of borrowing and to manage its exposure to changes in fuel costs and foreign currency exchange rates.

Interest Rate Contracts: At May 2, 2009, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed-rate obligation to a floating-rate obligation. TJX designated the interest rate swaps as a fair value hedge of the related long-term debt.

Diesel Fuel Contracts: During fiscal 2009, TJX entered into agreements to hedge approximately 30% of its notional diesel fuel requirements for fiscal 2010, based on the diesel fuel consumed by independent freight carriers transporting the Company’s inventory. These carriers charge TJX a mileage surcharge for diesel fuel price increases as incurred by the freight carrier. The hedge agreements were designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the year. TJX elected not to apply hedge accounting rules to these contracts. All of the diesel fuel hedge agreements expire in February 2010.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on firm U.S. dollar and Euro denominated merchandise purchase commitments made by its foreign subsidiaries, T.K. Maxx (United Kingdom, Ireland and Germany) and Winners (Canada). These commitments are typically six months or less in duration. The contracts outstanding at May 2, 2009 covered certain commitments for the second and third quarters of fiscal 2010. TJX elected not to apply hedge accounting rules to these contracts.

TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in selling, general and administrative expenses and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item which is reflected in selling, general and administrative expenses. The net impact on the income statement of hedging activity related to these intercompany payables was immaterial.

Following is a summary of TJX’s derivative financial instruments and related fair values outstanding at May 2, 2009:

									Net Fair
									Value in
					Blended				US$ at
					Contract	Balance Sheet	Asset	(Liability)	May 2,
In thousands	Pay		Receive		Rate	Location	US$	US$	2009

Derivative designated as hedging instrument under SFAS 133
Fair value hedges
Interest rate swap fixed to floating on notional of $50,000	LIBOR+4.17%			7.45%	N/A	(Accrued Exp.)	341		341
						Prepaid Expense	481		481

Interest rate swap fixed to floating on notional of $50,000	LIBOR+3.42%			7.45%	N/A	(Accrued Exp.)	485		485
						Prepaid Expense	721		721

Intercompany balances, primarily short-term debt and related interest	C$49,415			US$43,273	0.8757	Prepaid Exp (Accrued Exp)	2,386	(848)	1,538

Derivative not designated as hedging instrument under SFAS 133

Diesel contracts	Fixed on 750K gal		Float on 750K gal
	per month		per month		N/A	(Accrued Exp)		(4,251)	(4,251)
Merchandise purchase commitments
	C$	347,216	US$	283,500	0.8165	(Accrued Exp)		(9,717)	(9,717)
	C$	5,831		€3,650	0.6260	(Accrued Exp)		(80)	(80)
		£35,736	US$	52,000	1.4551	(Accrued Exp)		(1,337)	(1,337)
		£27,251	US$	30,400	1.1156	(Accrued Exp)		(344)	(344)
	US$	135		€105	1.2867	Prepaid Expense	4	—	4

TOTAL FAIR VALUE ON ALL FINANCIAL INSTRUMENTS									(12,159)

The fair value of the derivatives is classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Following are the balance sheet classifications of the fair value of TJX’s derivatives:

In thousands	May 2, 2009

Current assets	$4,418
Non-current assets	—
Current liabilities	(16,577)
Non-current liabilities	—

Net fair value asset (liability)	$(12,159)

     The impact of derivative financial instruments on statements of income during fiscal 2010 is as follows:

		Amount of Gain
		(Loss)
	Location of Gain (Loss)	Recognized in
	Recognized in Income on	Income on
In thousands	derivative	derivative

Derivative designated as hedging instrument under SFAS 133
Fair value hedges

Interest rate swap fixed to floating on notional of $50,000
	Interest expense, net	US$	341

Interest rate swap fixed to floating on notional of $50,000
	Interest expense, net	US$	485

Intercompany balances, primarily short-term debt and related interest
	Selling, general & administrative expenses	US$	(1,514)
	Selling, general & administrative expenses	US$	(526)
	Selling, general & administrative expenses	US$	(60)

Derivative not designated as hedging instrument under SFAS 133
Diesel Contracts
	Cost of sales, including buying and occupancy costs	US$	680
Merchandise purchase commitments
	Cost of sales, including buying and occupancy costs	US$	(14,553)
	Cost of sales, including buying and occupancy costs	US$	68
	Cost of sales, including buying and occupancy costs	US$	(1,132)
	Cost of sales, including buying and occupancy costs	US$	(2)
	Cost of sales, including buying and occupancy costs	US$	27

Gain (Loss) Recognized in Income			(16,186)

The counterparties to the forward exchange contracts and swap agreements were major international financial institutions, and the contracts contained rights of offset, which minimized our exposure to credit loss in the event of nonperformance by one of the counterparties. We do not require counterparties to maintain collateral for these contracts. We periodically monitor our position and the credit ratings of the counterparties and do not anticipate losses resulting from the nonperformance of these institutions.

12.	In the United States, our T.J Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright each is reported as a separate segment. TJX’s stores operated in Canada (Winners, HomeSense and [StyleSense]) are reported in the Canadian segment and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported in the European segment. TJX evaluates the performance of its segments based on “segment profit or loss,” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity. Any Provision for Computer Intrusion related costs is not allocated to the segments.

Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	May 2,	April 26,
In thousands	2009	2008

Net sales:
U.S. segments:
Marmaxx	$2,938,309	$2,802,290
HomeGoods	391,895	363,429
A.J. Wright	179,394	154,258
International segments:
Canada	424,092	488,384
Europe	420,534	495,194

	$4,354,224	$4,303,555

Segment profit (loss):
U.S. segments:
Marmaxx	$330,670	$278,499
HomeGoods	15,573	8,894
A.J. Wright	4,413	(885)
International segments:
Canada	19,727	40,897
Europe	9,293	1,463

	379,676	328,868

General corporate expenses	33,855	30,642
Interest expense, net	6,601	1,674

Income from continuing operations before provision for income taxes	$339,220	$296,552

13.	The following represents TJX’s net periodic pension cost and related components:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 2,	April 26,	May 2,	April 26,
In thousands	2009	2008	2009	2008

Service cost	$7,625	$7,797	$238	$262
Interest cost	8,048	6,889	739	730
Expected return on plan assets	(6,500)	(8,591)	—	—
Amortization of prior service cost	4	14	31	31
Recognized actuarial losses	3,073	—	173	141
Settlement cost	—	—	319	—

Total expense	$12,250	$6,109	$1,500	$1,164

In fiscal 2009 the Pension Protection Act (PPA) became effective in the U.S., and TJX’s policy is to fund, at a minimum, the amount required to maintain a funded status of 75% to 80% of the pension liability as defined by the PPA. During the first quarter ended May 2, 2009, TJX contributed $50 million to its funded plan and may make additional voluntary contributions during fiscal 2010. TJX anticipates making contributions of $13.1 million to fund current benefit and expense payments under the unfunded plan in fiscal 2010.

14.	TJX has a $500 million revolving credit facility maturing May 2010 and a $500 million revolving credit facility maturing May 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to TJX’s commercial paper program. TJX had no borrowings outstanding at May 2, 2009 or April 26, 2008. The availability under revolving credit facilities was $1 billion at May 2, 2009 and April 26, 2008.

On April 7, 2009 TJX issued $375 million of 6.95% ten-year notes and shortly thereafter called for the redemption of its zero coupon convertible subordinated notes, originally due in 2021. Virtually all of the subordinated notes were converted into 15.1 million shares of TJX common stock, most subsequent to the end of the fiscal 2010 first quarter. TJX expects to use the proceeds from the 6.95% notes offering to repurchase additional common stock under its stock repurchase program in fiscal 2010.

15.	TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheets include an accrual for in-transit inventory of $317.3 million at May 2, 2009 and $356.1 million at April 26, 2008. A liability for a comparable amount is included in accounts payable for the respective period.

16.	TJX adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), in the first quarter of fiscal 2008. TJX had unrecognized tax benefits of $134.2 million as of May 2, 2009 and $132.0 million as of April 26, 2008.

The effective income tax rate was 38.3% for the quarter ended May 2, 2009 compared to 33.2% for last year’s first quarter. Last year’s lower effective income tax rate was due to an unanticipated tax benefit of $12 million due to a reduction in TJX’s FIN 48 tax liability. Certain filings made by TJX with federal and state taxing jurisdictions allowed it to reverse a portion of its FIN 48 liability for uncertain tax positions. Last year’s first quarter tax provision also included an expected benefit of $4 million due to revised guidance on the deductibility of performance-based pay for executive officers. On a combined basis, these tax benefits reduced the fiscal 2009 first quarter effective income tax rate by 5.4 percentage points. No such items impacted the first quarter ended May 2, 2009.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $56.0 million as of May 2, 2009 and $44.1 million as of April 26, 2008.

Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented on the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns, which contain positions taken by TJX, may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range of $2.0 million to $70.0 million.

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

The implementation of SFAS 157 for financial assets and financial liabilities, effective January 27, 2008, did not have a material impact on its consolidated financial position and results of operations. The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities effective February 1, 2009, did not have a material impact on TJX’s consolidated financial position and results of operations.

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

As of
In thousands	May 2, 2009

Level 1
Assets:
Cash equivalents	$825,008
Short-term investments	27,085
Executive savings plan	44,981

Level 2
Assets:
Cash equivalents	$187,487
Short-term investments	29,662
Foreign currency exchange contracts	2,390
Interest rate swaps	2,028

Liabilities:
Foreign currency exchange contracts	$12,326
Diesel fuel contracts	4,251
The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market value quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of the zero coupon convertible subordinated notes was estimated by obtaining market quotes. The fair value of the current installments of long-term debt at May 2, 2009 was $800.5 million versus a carrying value of $742.2 million. The fair value of long-term debt at that date was $386.6 million versus a carrying value of $374.3 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

As a result of its international operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect its operating results and financial position. When it deems appropriate, TJX minimizes risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and TJX does not use leveraged derivative financial instruments. The forward foreign currency exchange contracts and interest rate swaps are valued using broker quotations which include observable market information and, in the instance of one contract, proprietary models. TJX makes no adjustments to quotes or prices obtained from brokers or pricing services but does assess the credit risk of counterparties and will adjust final valuations when appropriate. Where independent pricing services provide fair values, TJX obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within level 2.

18.	In April 2009, the FASB issued three FSP’s intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, all of which are effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 when the volume and level of activity of an asset or liability have significantly decreased from normal market activity. FSP FAS 107-1 and APB 28-1: “Interim Disclosures about Fair Value of Financial Instruments,” requires interim reporting of fair value disclosures; and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance in determining whether a debt security is other-than-temporarily impaired and expands the disclosures of other-than-temporarily impaired debt and equity securities. The adoption of these FSPs is not expected to have a material effect on TJX’s financial condition, results of operations or cash flows.

19.	Certain immaterial amounts in the prior period statement of income have been reclassified from “selling general and administrative expenses” to “cost of sales including buying and occupancy costs” to be consistent with the fiscal 2010 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Thirteen Weeks (first quarter) Ended May 2, 2009
Compared to
The Thirteen Weeks (first quarter) Ended April 26, 2008
Business Overview
We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. Our over 2,600 stores offer a rapidly changing assortment of quality, brand-name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices every day. We are known for our treasure hunt shopping experience and excellent values. The operating platforms and strategies of all of our retail concepts are synergistic. Therefore, we capitalize on our off-price expertise and systems throughout our business, leverage best practices, initiatives and new ideas across our concepts, utilize buying synergies of our concepts to enhance our global relationships with vendors, and develop talent by providing opportunities across our concepts.
We operate seven principal off-price retail concepts in the U.S., Canada and Europe. T.J. Maxx, Marshalls, and A.J. Wright in the U.S., Winners in Canada, and T.K. Maxx in Europe sell off-price family apparel and home fashions. HomeGoods in the U.S. and HomeSense in Canada and the U.K. feature off-price home fashions. The target customer for all of our concepts, except A.J. Wright, includes the middle- to upper-middle income shopper, with generally the same profile as a department or specialty store customer. A.J. Wright is oriented toward the moderate-income customer.
Results of Operations
We entered fiscal 2010 faced with the challenges of a worldwide recession, and established a three-pronged strategy for managing through the challenging economic times: plan same store sales conservatively, allowing better flow-through to the bottom line if we exceed plans; run with very lean inventories and buy closer to need than in the past, designed to increase inventory turns and drive traffic to our stores; and focus on cost cutting measures and controlling expenses. Through sharp execution of this strategy, we posted first quarter results above our expectations and ahead of last year. Highlights of our financial performance for the fiscal 2010 first quarter include the following:
•	Consolidated same store sales increased 2% for the first quarter over last year’s comparable period, and customer traffic increased across virtually all of our businesses.

•	Net sales increased 1% to $4.4 billion for the first quarter over last year’s comparable period. We continued to grow our business, with stores in operation as of May 2, 2009 up 5% and total selling square footage up 4% from a year ago. The 2% increase in consolidated same store sales, as well as the 5% increase in our number of stores in operation, was largely offset by foreign currency exchange rates, which negatively impacted sales growth by approximately six percentage points during the first quarter of fiscal 2010.

•	Our fiscal 2010 first quarter pre-tax margin (the ratio of pre-tax income to net sales) was 7.8% compared to 6.9% for the same period last year. This improvement was driven by the growth in merchandise margins, which was achieved through well executed buying and faster turning inventories.

•	Our cost of sales ratio improved in the first quarter of fiscal 2010 by 0.9 percentage points due to improved merchandise margins, partially offset by the negative impact of the mark-to-market adjustment of our inventory-related hedges. Selling, general and administrative expense as a percentage of net sales for the first quarter of fiscal 2010 was flat compared to the same period last year despite restructuring costs related to our expense reduction initiatives.

•	Income from continuing operations for the first quarter of fiscal 2010 was $209.2 million, or $0.49 per diluted share compared to $198.0 million, or $0.44 per diluted share, in last year’s first quarter. Fiscal 2009 diluted earnings per share from continuing operations benefited by $0.02 from FIN 48 tax reserve adjustments.

•	During the first quarter of fiscal 2010, we repurchased 1.6 million shares of our common stock at a cost of $43 million. Diluted earnings per share reflect the benefit of the stock repurchase program. During the fiscal 2010 first quarter, we called our zero coupon subordinated notes, which were converted into 15.1 million shares of TJX common stock, the majority of which occurred subsequent to the end of the fiscal 2010 first quarter. We intend to use the $375 million proceeds from the sale of our 6.95% notes to increase our stock repurchases for fiscal 2010.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of May 2, 2009 were down 4% from the prior year, versus a decrease of 2% as of April 26, 2008 from the comparable prior year’s quarter end. Excluding the impact of foreign currency exchange, average per store inventories, including inventory on hand at our distribution centers, as of May 2, 2009 decreased slightly compared to the prior year’s quarter end.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. All references to earnings per share are diluted earnings per share unless otherwise indicated.
Net sales: Consolidated net sales for the quarter ended May 2, 2009 were $4.4 billion, up 1% from $4.3 billion in last year’s first quarter. The increase in our fiscal 2010 first quarter sales reflected a 5% increase from new stores, a 2% increase in same store sales, offset by a 6% decline from the negative impact of foreign currency exchange rates. This compares to sales growth of 6% in last year’s first quarter which consisted of 3% from new stores, 2% from same store sales and a 1% positive impact of foreign currency exchange rates.
New stores are a major source of sales growth. Our consolidated store count as of May 2, 2009 increased by 5% from a year ago, and selling square footage as of May 2, 2009 increased by 4%.
The same store sales increase for the first quarter of fiscal 2010 was driven by increased customer traffic across virtually all of our businesses and strong performance in our A.J. Wright and European segments. Juniors, dresses, children’s, shoes and accessories performed particularly well. Home fashions continue to be affected by the weak housing market as well as overall weak economic conditions, although trends improved during the quarter. Geographically, sales in Europe were above the consolidated average, while Canadian sales trailed the consolidated average. In the U.S., sales were strongest in the Midwest and weakest in Florida and the West Coast
We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store criteria. We determine which stores are included in the same store sales calculation as of the beginning of each fiscal year, and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that are increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Consolidated and divisional same store sales are calculated on a constant currency basis, which eliminates the effect of changes in currency exchange rates, and we believe it is a more accurate measure of the segment performance.

The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
	May 2,	April 26,
	2009	2008
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	75.2	76.1
Selling, general and administrative expenses	16.9	16.9
Interest expense, net	0.1	0.0

Income from continuing operations before provision for income taxes*	7.8%	6.9%

*	Due to rounding, the individual items may not sum to Income from continuing operations before provision for income taxes.
Impact of Foreign Currency Exchange Rates: Our operating results can be materially affected by significant changes in foreign currency exchange rates, particularly the value of the U.S. dollar in relation to other currencies. Two of the more significant ways in which foreign currency impacts us are as follows:
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
Inventory hedges: We routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our international divisions purchase goods in currencies other than their local currencies, (primarily U.S. dollar purchases). As we have not elected “hedge accounting” as defined by SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities), under generally accepted accounting principles we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of these adjustments is effectively offset when the inventory being hedged is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect cost, operating margins and reported earnings.
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 0.9 percentage points to 75.2% for the first quarter ended May 2, 2009 as compared to the same period last year. The decrease is primarily due to improved consolidated merchandise margin, which increased 1.1 percentage points, partially offset by the negative impact of the mark-to-market adjustments on inventory hedges in this year’s first quarter. Merchandise margins improved at all segments except Canada, discussed in more detail under our Canadian segment below.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were flat at 16.9% for the quarter ended May 2, 2009 as compared to the same period last year, despite incurring approximately $4 million of restructuring costs in connection with our expense reduction initiatives. We anticipate a savings of approximately $150 million for fiscal 2010 as a result of these initiatives, some of which will benefit our cost of sales including buying and occupancy.
Interest expense, net: Interest expense, net amounted to expense of $6.6 million for the first quarter of fiscal 2010 compared to expense of $1.7 million for the same period last year. The increase in net interest expense is primarily due to a reduction in interest income for fiscal 2010 compared to the same period last year. Interest income amounted to $2.3 million in this year’s first quarter compared to $7.7 million in last year’s first quarter. Interest expense is expected to increase in future quarters due to the interest differential between the recently issued $375 million 6.95% notes and the recently retired zero coupon subordinated notes which had an effective interest rate of approximately 2%. Despite the net increase in interest expense, the use of proceeds to repurchase the shares converted (at current stock prices) will be a benefit to our annualized diluted earnings per share of approximately $0.02 to $0.03 per share.
Income taxes: The effective income tax rate was 38.3% for the first quarter this year compared to 33.2% for last year’s first quarter. The increase in this year’s effective tax rate is due to the absence of tax benefits which were present in last year’s first quarter effective tax rate. Last year’s first quarter included a $12 million benefit due to a reduction in our FIN 48 tax reserve liability, as well as an expected $4 million benefit due to revised guidance on the deductibility of performance based pay for executive officers. Collectively, these two items reduced last year’s first quarter effective income tax rate by 5.4 percentage points.
Income from continuing operations: Income from continuing operations for the first quarter ended May 2, 2009 was $209.2 million, or $0.49 per diluted share, versus $198.0 million, or $0.44 per diluted share, in last year’s first quarter. Changes in foreign currency rates affected the comparability of our results. Foreign currency translation reduced our fiscal 2010 first quarter earnings by $0.02 per share as compared to last year’s first quarter, and the mark-to-market adjustment of our inventory hedges reduced earnings per share by $0.02 per share in the first quarter of fiscal 2010 as compared to a reduction of $0.01 in the same period last year. Additionally, last year’s first quarter includes a $0.02 per share benefit from the FIN 48 tax reserve adjustments.
In addition, our share repurchase program affects the comparability of earnings per share. We repurchased 1.6 million shares of our stock at a cost of $43 million in fiscal 2010, and we repurchased 7.0 million shares at a cost of $225 million in the first quarter of fiscal 2009.
Discontinued operations and net income: All historical income statements have been adjusted to reflect the sale of Bob’s Stores in fiscal 2009 as discontinued operations. Including the impact of discontinued operations, net income was $209.2 million, or $0.49 per share, for the first quarter of fiscal 2010, compared to $193.8 million, or $0.43 per share, for the same period last year.
Segment information: The following is a discussion of the operating results of our business segments. In the U.S., our T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright each is reported as a separate segment. TJX’s stores operated in Canada (Winners and HomeSense) are reported as the Canadian segment, and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported as the European segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense, any Provision for Computer Intrusion related costs and interest. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments:

U.S. Segments:
Marmaxx

	Thirteen Weeks Ended
	May 2,	April 26,
Dollars in millions	2009	2008

Net sales	$2,938.3	$2,802.3
Segment profit	$330.7	$278.5
Segment profit as a percentage of net sales	11.3%	9.9%
Percent increase in same store sales	1%	1%
Stores in operation at end of period
T.J. Maxx	882	857
Marshalls	809	784

Total Marmaxx	1,691	1,641

Selling square footage at end of period (in thousands)
T.J. Maxx	20,714	20,237
Marshalls	20,405	19,941

Total Marmaxx	41,119	40,178

Net sales for Marmaxx increased 5% for the first quarter of fiscal 2010 as compared to the same period last year. Same store sales for Marmaxx increased 1% in the first quarter of each of fiscal 2010 and fiscal 2009 compared to the prior year periods. We executed the fundamentals of our off-price business model during the first quarter by maintaining a very liquid inventory position and buying closer to need.
Sales at Marmaxx for the first quarter reflected increased customer traffic, partially offset by a decrease in the amount of the average transaction. Categories that posted strong same store sales increases included juniors, dresses, children’s, footwear and accessories. Home categories at Marmaxx reported same store sales decreases in the first quarter of fiscal 2010. Geographically, same store sales in the Mid-West and Mid-Atlantic regions were above the chain average, while same store sales in the West Coast and Florida were below the chain average.
Segment profit for the first quarter ended May 2, 2009 was $330.7 million, a 19% increase compared to last year’s first quarter. Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) for the first quarter of fiscal 2010 increased to 11.3% from 9.9% for the same period last year, driven by strong merchandise margins (1.4 percentage points) offset by deleverage on same store sales, mainly increased occupancy costs as a percentage of net sales (0.2 percentage points).
As of May 2, 2009, Marmaxx’s average per store inventories, including inventory on hand at its distribution centers, were up 4% as compared to inventory levels at the same time last year. This compares to average per store inventories at April 26, 2008 that were down 5% to those of the prior year period. However, as of May 2, 2009 Marmaxx had fewer dollars committed as inventory on hand and merchandise on order was down on a per store basis from the end of last year's first quarter.
Marshalls also operates 3 Shoe MegaShop, a family shoe concept, in a stand-alone format, which are included in the above store totals.
HomeGoods

	Thirteen Weeks Ended
	May 2,	April 26,
Dollars in millions	2009	2008

Net sales	$391.9	$363.4
Segment profit	$15.6	$8.9
Segment profit as a percentage of net sales	4.0%	2.4%
Percent (decrease) increase in same store sales	(1)%	2%
Stores in operation at end of period	322	294
Selling square footage at end of period (in thousands)	6,321	5,673

HomeGoods’ net sales for the first quarter of fiscal 2010 increased 8% compared to the same period last year. Same store sales decreased 1% for the first quarter of fiscal 2010, versus an increase of 2% for the same period last year. Segment margin for this year’s first quarter was up 1.6 percentage points from the same period last year. The increase in segment margin was driven by increased merchandise margin, partially offset by deleverage on certain operating expenses, primarily occupancy costs, due to the negative same store sales.
A.J. Wright

	Thirteen Weeks Ended
	May 2,	April 26,
Dollars in millions	2009	2008

Net sales	$179.4	$154.3
Segment profit (loss)	$4.4	$(0.9)
Segment profit (loss) as a percentage of net sales	2.5%	(0.6)%
Percent increase in same store sales	12%	6%
Stores in operation at end of period	140	130
Selling square footage at end of period (in thousands)	2,786	2,594
A.J. Wright’s net sales increased 16% for the first quarter ending May 2, 2009 as compared to the same period last year and segment profit increased to $4.4 million compared to a loss in the prior year. Segment margin increased 3.1 percentage points with approximately two-thirds of the improvement coming from merchandise margins and one-third coming from expense leverage. We believe we have been able to achieve better merchandising and improved advertising effectiveness due to an improved understanding of A.J. Wright’s customers’ tastes and spending habits.
International Segments:
Canada

	Thirteen Weeks Ended
	May 2,	April 26,
U.S. Dollars in millions	2009	2008

Net sales	$424.1	$488.4
Segment profit	$19.7	$40.9
Segment profit as a percentage of net sales	4.7%	8.4%
Percent increase in same store sales	0%	4%
Stores in operation at end of period
Winners	206	196
HomeSense	75	73

Total	281	269

Selling square footage at end of period (in thousands)
Winners	4,716	4,505
HomeSense	1,437	1,398

Total	6,153	5,903

Net sales for the Canadian segment decreased 13% for the first quarter ended May 2, 2009 compared to last year’s first quarter. Currency exchange translation reduced first quarter sales by approximately $100 million. Same store sales were flat for the first quarter of fiscal 2010 compared to an increase of 4% in the prior year. Same store sales of footwear, jewelry and accessories were above the segment average, while same store sales of home fashions were below the segment average for the first quarter of fiscal 2010.
Segment profit for the first quarter ended May 2, 2009 decreased by $21 million ($18 million due to foreign currency translation and the mark-to-market adjustment on inventory related hedges), and segment margin decreased from 8.4%

last year to 4.7% in this year’s first quarter. Currency exchange translation reduced segment profit by $8 million for the first quarter of fiscal 2010 compared to the prior year; however, because currency translation impacts both sales and expenses, it had little or no impact on segment margin. In addition, the mark-to-market adjustment on inventory related hedges reduced segment profit in fiscal 2010 by $14 million compared to a reduction of $5 million in the same period last year and reduced segment margin by 2.5 percentage points. Segment margin for the first quarter of fiscal 2010 also reflected a reduction in merchandise margin due to higher cost for merchandise purchases denominated in U.S. dollars as a result of the weaker Canadian dollar.
In the third quarter of fiscal 2009, Winners opened a new concept called StyleSense, which offers family footwear and accessories. As of the end of the first quarter of fiscal 2010, we operated three StyleSense stores which are included in the Winners totals in the above table.
Europe

	Thirteen Weeks Ended
	May 2,	April 26,
U.S. Dollars in millions	2009	2008

Net sales	$420.5	$495.2
Segment profit	$9.3	$1.5
Segment profit as a percentage of net sales	2.2%	0.3%
Percent increase in same store sales	6%	5%
Stores in operation at end of period
T.K. Maxx	238	227
HomeSense	8	1

Total	246	228

Selling square footage at end of period (in thousands)
T.K. Maxx	5,518	5,138
HomeSense	123	11

Total	5,641	5,149

European net sales for the first quarter ended May 2, 2009 decreased 15% compared to the same period last year, with currency exchange translation negatively affecting fiscal 2010 sales by approximately $151 million. Same store sales increased 6% for the first quarter this year compared to a same store sales increase of 5% for last year’s first quarter. Same store sales for footwear, accessories and dresses performed above the chain average, while home fashions were below the chain average.
Segment profit for the first quarter ended May 2, 2009 increased to $9.3 million, and segment margin increased 1.9 percentage points compared to last year’s first quarter. Currency exchange translation negatively affected segment profit by approximately $5 million in the first quarter of fiscal 2010 compared to a year earlier. The increase in segment margin reflected improved merchandise margins, as well as expense leverage in occupancy costs and distribution center costs, partially offset by expansion costs for European development. T.K. Maxx anticipates opening three stores in Poland during the second half of fiscal 2010 and has planned an additional 5 store openings for Germany, bringing the total planned new stores in Europe (including the U.K. and Ireland) for fiscal 2010 to 35.
General corporate expense

	Thirteen Weeks Ended
	May 2,	April 26,
In millions	2009	2008

General corporate expense	$33.9	$30.6
General corporate expense for segment reporting purposes refers to those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. General corporate expense for this year’s first quarter included approximately $2 million of restructuring costs related to our expense reduction initiatives.

Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $361 million for the three months ended May 2, 2009, an increase of $98 million over the $263 million provided in the three months ended April 26, 2008. Net income, after adjusting for the non-cash impact of depreciation this fiscal year, provided cash of $313 million, compared to $294 million last year. As a result of operating with leaner inventories and buying closer to need, the change in merchandise inventory, net of the related change in accounts payable, resulted in a source of cash of $84 million in fiscal 2010 compared to a use of cash of $1 million in fiscal 2009. Operating cash flows for the first quarter of fiscal 2010, as compared to the prior year, were negatively impacted by a decrease in accrued expenses and other liabilities of $101 million this year compared to $70 million last year. The additional cash outflow related to accrued expenses is largely due to timing of payments. Lastly, the change in accounts receivable reduced operating cash flows by $6 million this year compared to a $30 million reduction last year, which was favorably impacted by the receipt of an insurance claim receivable.
Investing activities related primarily to property additions for new stores, store improvements and renovations, and investment in our distribution network. Cash outlays for property additions amounted to $66 million in the three months ended May 2, 2009, compared to $111 million in the same period last year. We anticipate that capital spending for fiscal 2010 will be approximately $450 to $475 million, which includes our planned increase in new store openings. We also purchased $57 million of short-term investments that had an initial maturity in excess of 90 days and which, per our policy, was not classified as cash on the balance sheet.
Cash flows from financing activities for the first quarter ended May 2, 2009 include the net proceeds received on the issuance of $375 million 6.95% notes due 2019. Related to this transaction, TJX also called for the redemption of its zero coupon convertible subordinated notes, carried at $343 million in current installments of long-term debt on the balance sheet as of May 2, 2009. Virtually all of the zero coupon notes were converted into 15.1 million shares of common stock by May 8, 2009. We expect to use the proceeds of the 6.95% notes to repurchase additional shares of common stock under our stock repurchase program during fiscal 2010.
We continued our share repurchase program, and during the three months ended May 2, 2009, we repurchased and retired 1.6 million shares of our common stock at a cost of $43 million. We record the repurchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. In the three months ended April 26, 2008, we repurchased and retired 7.0 million shares of our common stock at a cost of $225 million. As of May 2, 2009, $702 million remained available for purchase under the current $1 billion program. The timing of purchases under this program is determined by TJX from time to time based on its assessment of various factors including excess cash flow, liquidity and market conditions. Lastly, financing activities included $10 million of proceeds from the exercise of stock options in this year’s first quarter versus $72 million last year, and dividends paid on common stock in this year’s first quarter of $45 million versus $38 million last year.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. We have a $500 million revolving credit facility maturing May 2010 and a $500 million revolving credit facility maturing May 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as backup to our commercial paper program. We had no borrowings outstanding at May 2, 2009 or April 26, 2008. The availability under our revolving credit facilities was $1 billion at May 2, 2009 and April 26, 2008. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
Provision for Computer Intrusion related costs: In the second quarter of fiscal 2008, we established a reserve of to reflect our estimation of our probable losses in accordance with generally accepted accounting principles with respect to the Computer Intrusion. Costs relating to the Computer Intrusion incurred and paid after establishment of the reserve have charged against the reserve, which is included in accrued expenses and other liabilities on our balance sheet.

As of May 2, 2009, our reserve balance was $39.5 million, which reflects our current estimation of remaining probable losses (in accordance with U.S. generally accepted accounting principles) with respect to the Computer Intrusion, including litigation, proceedings, investigations and other claims, as well as legal, monitoring, reporting and other costs. As an estimate, our reserve is subject to uncertainty, our actual costs may vary from our current estimate and such variations may be material. We may decrease or increase the amount of our reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses and receipt of insurance proceeds and for other changes.
Recently Issued Accounting Pronouncements
See Note 18 to our unaudited consolidated financial statements included in this quarterly report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
Forward-looking Statements
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: effects of current economic environment; matters relating to the computer intrusion(s) including potential losses that could differ from our reserve, potential effects on our reputation and sales, compliance with orders, and other consequences to the value of our Company and related value of our stock; our ability to successfully expand our store base and increase comparable store sales; risks of expansion and costs of contraction; risks inherent in foreign operations; our ability to successfully implement our opportunistic buying strategies and to manage our inventories effectively; successful advertising and promotion; consumer confidence, demand, spending habits and buying preferences; effects of unseasonable weather; competitive factors; availability of store and distribution center locations on suitable terms; our ability to recruit and retain associates; factors affecting expenses; success of our acquisition and divestiture activities; our ability to successfully implement technologies and systems and protect data; our ability to continue to generate adequate cash flows; our ability to execute our share repurchase program; availability and cost of financing; general economic conditions, including fluctuations in the price of oil; potential disruptions due to wars, natural disasters and other events beyond our control; changes in currency and exchange rates; issues with merchandise quality and safety; import risks; adverse outcomes for any significant litigation; compliance with and changes in laws and regulations and accounting rules and principles; adequacy of reserves; asset impairments and other charges; closing adjustments; failure to meet market expectations; and other factors that may be described in our filings with the Securities and Exchange Commission.
We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not enter into derivatives for speculative or trading purposes.
Foreign Currency Exchange Risk
     We are exposed to foreign currency exchange rate risk on our investment in our Canadian and European operations on the translation of these foreign operations into the U. S. dollar and on purchases by our operations of goods in currencies that are not their local currencies. As more fully described in Notes A and E to the consolidated financial statements to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009, we hedge certain merchandise purchase commitments incurred by these operations, with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of May 2, 2009, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income from continuing operations for the first quarter of fiscal 2010 by approximately $3 million.
Interest Rate Risk
     Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We occasionally enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding. As of May 2, 2009, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Equity Price Risk
     The assets of our qualified pension plan, a large portion of which is invested in equity securities, are subject to the risks and uncertainties of the financial markets. We allocate the pension assets in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. As a result of the significant decline in the financial markets in 2009, the value of our pension plan assets decreased, which substantially increased the unfunded status of our plan and reduced shareholders’ equity on our balance sheet.

Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2009 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Effective February 1, 2009, we implemented certain applications of a new financial reporting system for our domestic business operations within the Company which resulted in material changes to our processes and procedures affecting internal control over financial reporting. Otherwise there were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended May 2, 2009 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2009, as filed with the SEC on March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
     The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2010 and the average price paid per share are as follows:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
	Total		Purchased as Part of a	May Yet be Purchased
	Number of Shares	Average Price Paid	Publicly Announced	Under the Plans or
	Repurchased (1)	Per Share (2)	Plan or Program (3)	Programs

February 1, 2009 through February 28, 2009	—	—	—	$744,893,130

March 1, 2009 through April 4, 2009	—	—	—	$744,893,130

April 5, 2009 through May 2, 2009	1,557,411	$27.54	1,557,411	$702,008,806

Total:	1,557,411		1,557,411

(1)	All shares were purchased as part of publicly announced plans.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	The $43 million in stock repurchases were made under the multi-year stock repurchase plan of $1 billion, authorized by our Board of Directors in February 2008, under which $702 million remained as of May 2, 2009. The stock repurchase plan has no expiration date.
Item 6. Exhibits

10.1	Employment Agreement dated as of February 1, 2009 between Carol Meyrowitz and TJX is incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 1, 2009.

10.2	Letter Agreement dated as of April 7, 2009 between Donald G. Campbell and TJX is incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 10, 2009.

10.3	Amendment to Employment Agreement between Ernie Herrman and TJX dated April 21, 2009 is incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 24, 2009.

10.4	Amendment to Employment Agreement between Jeffrey Naylor and The TJX Companies, Inc., dated April 21, 2009 is incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 24, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)

Date: June 2, 2009	/s/ Jeffrey G. Naylor Jeffrey G. Naylor, Chief Financial and Administrative Officer