Form 10-Q
period 2009-08-01
TJX COMPANIES INC /DE/
filed 2009-08-28
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 1, 2009
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
The number of shares of registrant’s common stock outstanding as of August 1, 2009: 423,853,927

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4 Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
EX-10.1 Stock Incentive Plan (2009 Restatement)
EX-10.2 Employment Agreement dated as of June 2, 2009
EX-31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX-31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX-32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	August 1,	July 26,
	2009	2008
Net sales	$4,747,528	$4,554,395

Cost of sales, including buying and occupancy costs	3,534,302	3,447,443
Selling, general and administrative expenses	790,876	766,936
Interest expense, net	9,249	2,641

Income from continuing operations before provision for income taxes	413,101	337,375
Provision for income taxes	151,540	125,302

Income from continuing operations	261,561	212,073

(Loss) from discontinued operations, net of income taxes	—	(11,850)

Net income	$261,561	$200,223

Basic earnings per share:
Income from continuing operations	$0.62	$0.50
(Loss) from discontinued operations, net of income taxes	$—	$(0.02)
Net income	$0.62	$0.48
Weighted average common shares — basic	423,891	421,289

Diluted earnings per share:
Income from continuing operations	$0.61	$0.48
(Loss) from discontinued operations, net of income taxes	$—	$(0.03)
Net income	$0.61	$0.45
Weighted average common shares — diluted	430,453	445,423

Cash dividends declared per share	$0.12	$0.11
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	August 1,	July 26,
	2009	2008
Net sales	$9,101,752	$8,857,950

Cost of sales, including buying and occupancy costs	6,807,648	6,724,386
Selling, general and administrative expenses	1,525,933	1,495,322
Interest expense, net	15,850	4,315

Income from continuing operations before provision for income taxes	752,321	633,927
Provision for income taxes	281,546	223,854

Income from continuing operations	470,775	410,073

(Loss) from discontinued operations, net of income taxes	—	(16,001)

Net income	$470,775	$394,072

Basic earnings per share:
Income from continuing operations	$1.13	$0.97
(Loss) from discontinued operations, net of income taxes	$—	$(0.04)
Net income	$1.13	$0.93
Weighted average common shares — basic	418,212	423,454

Diluted earnings per share:
Income from continuing operations	$1.09	$0.92
(Loss) from discontinued operations, net of income taxes	$—	$(0.04)
Net income	$1.09	$0.88
Weighted average common shares — diluted	431,091	448,135

Cash dividends declared per share	$0.24	$0.22
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	August 1,	January 31,	July 26,
	2009	2009	2008
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,426,895	$453,527	$517,493
Short-term investments	134,627	—	—
Accounts receivable, net	145,387	143,500	141,826
Merchandise inventories	3,100,175	2,619,336	3,104,817
Prepaid expenses and other current assets	295,766	274,091	308,252
Current deferred income taxes, net	108,852	135,675	93,851

Total current assets	5,211,702	3,626,129	4,166,239

Property at cost:
Land and buildings	277,463	280,278	278,494
Leasehold costs and improvements	1,865,203	1,728,362	1,854,524
Furniture, fixtures and equipment	2,958,867	2,784,316	2,799,123

Total property at cost	5,101,533	4,792,956	4,932,141
Less accumulated depreciation and amortization	2,872,297	2,607,200	2,685,525

Net property at cost	2,229,236	2,185,756	2,246,616

Property under capital lease, net of accumulated amortization of $18,240; $17,124 and $16,007, respectively	14,332	15,448	16,565
Other assets	200,951	171,381	183,155
Goodwill and tradename, net of amortization	179,779	179,528	179,980

TOTAL ASSETS	$7,836,000	$6,178,242	$6,792,555

LIABILITIES
Current liabilities:
Current installments of long-term debt	$418,943	$392,852	$—
Obligation under capital lease due within one year	2,263	2,175	2,090
Accounts payable	1,740,443	1,276,098	1,746,079
Accrued expenses and other liabilities	1,067,862	1,096,766	1,236,136

Total current liabilities	3,229,511	2,767,891	2,984,305

Other long-term liabilities	753,254	765,004	744,032
Non-current deferred income taxes, net	229,991	127,008	98,548
Obligation under capital lease, less portion due within one year	17,045	18,199	19,308
Long-term debt, exclusive of current installments	774,287	365,583	832,788
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 423,853,927; 412,821,592 and 419,411,063, respectively	423,854	412,822	419,411
Additional paid-in capital	215,568	—	—
Accumulated other comprehensive (loss)	(115,791)	(217,781)	(33,483)
Retained earnings	2,308,281	1,939,516	1,727,646

Total shareholders’ equity	2,831,912	2,134,557	2,113,574

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,836,000	$6,178,242	$6,792,555

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	August 1,	July 26,
	2009	2008
Cash flows from operating activities:
Net income	$470,775	$394,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,420	199,795
Loss on property disposals and impairment charges	867	21,644
Deferred income tax provision	108,326	59,885
Amortization of share-based compensation expense	25,859	24,699
Excess tax benefits from share-based compensation expense	(6,213)	(14,035)
Changes in assets and liabilities:
Decrease in accounts receivable	1,573	1,279
(Increase) in merchandise inventories	(408,952)	(369,839)
(Increase) in prepaid expenses and other current assets	(23,275)	(102,880)
Increase in accounts payable	422,565	230,879
(Decrease) increase in accrued expenses and other liabilities	(91,869)	13,290
Other	(4,342)	9,631

Net cash provided by operating activities	704,734	468,420

Cash flows from investing activities:
Property additions	(163,637)	(259,005)
Purchase of short-term investments	(167,184)	—
Sales and maturities of short-term investments	42,756	—
Other	(5,438)	398

Net cash (used in) investing activities	(293,503)	(258,607)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	774,263	—
Principal payments on current portion of long-term debt	(2,283)	—
Cash payments for debt issuance expenses	(7,202)	—
Payments on capital lease obligation	(1,065)	(984)
Cash payments for repurchase of common stock	(236,713)	(448,574)
Proceeds from sale and issuance of common stock	68,790	99,685
Excess tax benefits from share-based compensation expense	6,213	14,035
Cash dividends paid	(96,601)	(85,106)

Net cash provided by (used in) financing activities	505,402	(420,944)

Effect of exchange rate changes on cash	56,735	(3,988)

Net increase (decrease) in cash and cash equivalents	973,368	(215,119)
Cash and cash equivalents at beginning of fiscal year	453,527	732,612

Cash and cash equivalents at end of period	$1,426,895	$517,493

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
	Shares	$1	Capital	Income (Loss)	Earnings	Total

Balance, January 31, 2009	412,822	$412,822	$—	$(217,781)	$1,939,516	$2,134,557
Comprehensive income:
Net income	—	—	—	—	470,775	470,775
Gain due to foreign currency translation adjustments	—	—	—	100,300	—	100,300
Recognition of unfunded post retirement liabilities	—	—	—	(1,212)	—	(1,212)
Recognition of prior service cost and deferred gains	—	—	—	2,902	—	2,902

Total comprehensive income						572,765
Cash dividends declared on common stock	—	—	—	—	(102,010)	(102,010)
Restricted stock awards granted	466	466	(466)	—	—	—
Amortization of share-based compensation expense	—	—	25,859	—	—	25,859
Issuance of common stock upon conversion of convertible debt	15,094	15,094	349,994	—	—	365,088
Issuance of common stock under stock incentive plan and related tax effect	3,432	3,432	68,934	—	—	72,366
Common stock repurchased	(7,960)	(7,960)	(228,753)	—	—	(236,713)

Balance, August 1, 2009	423,854	$423,854	$215,568	$(115,791)	$2,308,281	$2,831,912

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note A. Summary of Significant Accounting Policies
Basis of Presentation — The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by TJX for a fair presentation of its financial statements for the periods reported, all in accordance with generally accepted accounting principles consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“fiscal 2009”).
The results for the first six months are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
Share-Based Compensation — Total share-based compensation expense was $13.5 million for the quarter ended August 1, 2009 and $12.5 million for the quarter ended July 26, 2008. Total share-based compensation expense was $25.9 million for the six months ended August 1, 2009 and $24.7 million for the six months ended July 26, 2008. These amounts include stock option expense as well as restricted stock amortization. There were options to purchase 3.0 million shares of common stock exercised during the second quarter and options to purchase 3.5 million shares of common stock exercised for the six months ended August 1, 2009. There were options to purchase 27.7 million shares of common stock outstanding as of August 1, 2009.
Cash and Cash Equivalents — TJX generally considers highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months but less than a year at the date of purchase are included in short-term investments. TJX’s investments are primarily high-grade commercial paper, government and corporate bonds, institutional money market funds and time deposits with major banks.
Merchandise Inventories — TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheets include an accrual for in-transit inventory of $423.7 million at August 1, 2009 and $367.6 million at July 26, 2008. A liability for a comparable amount is included in accounts payable for the respective period.
New Accounting Standards — In April 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, all of which are effective for interim and annual periods ending after June 15, 2009. FSP Financial Accounting Standard (“FAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in Statement of Financial Accounting Standards (“SFAS”) 157 when the volume and level of activity of an asset or liability have significantly decreased from normal market activity. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” require interim reporting of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provide additional guidance in determining whether a debt security is other-than-temporarily impaired and expand the disclosures of other-than-temporarily impaired debt and equity securities. The adoption of these FSPs did not have a material effect on TJX’s financial condition, results of operations or cash flows.
Reclassifications — Certain immaterial amounts in the prior period statements of income have been reclassified from “selling, general and administrative expenses” to “cost of sales, including buying and occupancy costs” to be consistent with the fiscal 2010 presentation.
Subsequent Events — As of August 28, 2009, the date of issuance of this Form 10-Q for the quarter ended August 1, 2009, there were no items deemed to be reportable as a subsequent event, other than the repayment of the C$235 million term credit facility which was repaid on August 10, 2009. Further details are disclosed in Note I.

Note B. Discontinued Operations
In fiscal 2009, TJX sold Bob’s Stores and recorded as a component of discontinued operations a loss on disposal (including expenses relating to the sale) of $19.0 million, net of tax benefits of $13.0 million. TJX remains contingently liable on eight Bob’s Stores leases.
TJX also reclassified the operating results of Bob’s Stores for all periods prior to the sale as a component of discontinued operations. The following table presents the net sales, segment profit (loss) and after-tax income (loss) from operations reclassified to discontinued operations for the thirteen and twenty-six weeks ended July 26, 2008 (in thousands):

	Thirteen	Twenty-Six
	Weeks	Weeks
Net sales	$66,897	$127,467
Segment loss	$(19,816)	$(26,758)
Net loss	$(11,850)	$(16,001)
Note C. Commitments and Contingencies
Provision for Computer Intrusion related costs — TJX has a reserve for its estimate of the total probable losses arising from an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. The reserve balance was $27.2 million at August 1, 2009. As an estimate, the reserve is subject to uncertainty, and actual costs may vary from the current estimate and such variations may be material. TJX may decrease or increase the amount of the reserve to adjust for developments in litigation, claims and related expenses, insurance proceeds and changes in estimates.
Reserve for Discontinued Operations — TJX has a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with 34 discontinued A.J. Wright stores that were closed in the fourth quarter of fiscal 2007, three leases related to the sale of Bob’s Stores and leases of other TJX businesses. The balance in the reserve and the activity for respective periods are presented below:

	Twenty-Six Weeks Ended
	August 1,	July 26,
In thousands	2009	2008

Balance at beginning of year	$40,564	$46,076
Additions to the reserve charged to net income:
Interest accretion	881	910
Cash charges against the reserve:
Lease-related obligations	(2,472)	(3,501)
Termination benefits and all other	(33)	—

Balance at end of period	$38,940	$43,485

TJX may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, a former TJX business, and on eight additional Bob’s Stores leases. The reserve for discontinued operations does not reflect these leases because TJX does not believe that the likelihood of future liability to TJX is probable.

Note D. Other Comprehensive Income
TJX’s comprehensive income information is presented below:

	Thirteen Weeks Ended
	August 1,	July 26,
In thousands	2009	2008

Net income	$261,561	$200,223
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	71,823	(630)
(Loss) on net investment hedge contracts, net of related tax effects	—	(1,753)
Gain on cash flow hedge contract, net of related tax effects	—	582
Recognition of prior service cost and deferred gains (losses)	1,220	(407)
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	(276)

Total comprehensive income	$334,604	$197,739

	Twenty-Six Weeks Ended
	August 1,	July 26,
In thousands	2009	2008

Net income	$470,775	$394,072
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	100,300	(972)
(Loss) on net investment hedge contracts, net of related tax effects	—	(3,129)
Gain on cash flow hedge contract, net of related tax effects	—	326
Recognition of unfunded post retirement liabilities	(1,212)	—
Recognition of prior service cost and deferred gains (losses)	2,902	(813)
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	(210)

Total comprehensive income	$572,765	$389,274

Note E. Earnings Per Share and Capital Stock
The computation of TJX’s basic and diluted earnings per share (EPS) is as follows:

	Thirteen Weeks Ended
	August 1,	July 26,
In thousands, except per share data	2009	2008

Basic earnings per share
Income from continuing operations	$261,561	$212,073
Weighted average common shares outstanding for basic EPS	423,891	421,289

Basic earnings per share — continuing operations	$0.62	$0.50

Diluted earnings per share
Income from continuing operations	$261,561	$212,073
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1	1,202

Income from continuing operations used for diluted EPS calculation	$261,562	$213,275

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	423,891	421,289
Assumed conversion/exercise/vesting of:
Stock options and awards	6,026	7,231
Zero coupon convertible subordinated notes	536	16,903

Weighted average common shares outstanding for diluted EPS	430,453	445,423

Diluted earnings per share — continuing operations	$0.61	$0.48

	Twenty-Six Weeks Ended
	August 1,	July 26,
In thousands, except per share data	2009	2008

Basic earnings per share
Income from continuing operations	$470,775	$410,073
Weighted average common shares outstanding for basic EPS	418,212	423,454

Basic earnings per share — continuing operations	$1.13	$0.97

Diluted earnings per share
Income from continuing operations	$470,775	$410,073
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1,073	2,397

Income from continuing operations used for diluted EPS calculation	$471,848	$412,470

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	418,212	423,454
Assumed conversion/exercise/vesting of:
Stock options and awards	5,077	7,778
Zero coupon convertible subordinated notes	7,802	16,903

Weighted average common shares outstanding for diluted EPS	431,091	448,135

Diluted earnings per share — continuing operations	$1.09	$0.92

FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” was applicable for TJX during the first quarter of fiscal 2010. The adoption of this FSP had no impact on TJX’s financial statements.
Weighted average common shares for diluted earnings per share exclude the incremental effect related to any outstanding stock options, the exercise price of which is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were options to purchase 4.9 million shares excluded for the thirteen weeks and options to purchase 9.8 million shares excluded for the twenty-six weeks ended August 1, 2009. No options were excluded for the thirteen or twenty-six weeks ended July 26, 2008.
In April 2009, TJX called for the redemption of its zero coupon convertible subordinated notes. There were 430,887 such notes with a carrying value of $340.5 million converted during the three months ended August 1, 2009, resulting in the issuance of 14.1 million shares of common stock at a conversion rate of 32.667 shares of TJX common stock per note. During the six months ended August 1, 2009, there were 462,057 such notes with a carrying value of $365.1 million converted into 15.1 million shares of TJX common stock and TJX paid $2.3 million to redeem the remaining 2,886 notes outstanding that were not converted.
During the quarter ended August 1, 2009, TJX repurchased and retired 6.4 million shares of its common stock at a cost of $193.8 million. For the six months ended August 1, 2009, TJX repurchased and retired 8.0 million shares of its common stock at a cost of $236.7 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its repurchase programs of $236.7 million for the six months ended August 1, 2009, and $448.6 million for the same period last year. Repurchases were funded by cash generated from operations and, in fiscal 2010, the net proceeds from the issuance of $375 million 6.95% notes. Under the $1 billion stock repurchase program authorized in February 2008, TJX repurchased 16.9 million shares of common stock at a cost of $491.8 million through the second quarter of fiscal 2010, and $508.2 million remained available at August 1, 2009. All shares repurchased under the stock repurchase program have been retired.
Note F. Financial Instruments
TJX enters into financial instruments to manage its cost of borrowing and to manage its exposure to changes in fuel costs and foreign currency exchange rates.
Interest Rate Contracts — At August 1, 2009, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and to pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed-rate obligation to a floating-rate obligation. TJX designated the interest rate swap agreements as a fair value hedge of the related long-term debt. The interest rate swaps expire in December 2009.
Diesel Fuel Contracts — During fiscal 2009, TJX entered into agreements to hedge approximately 30% of its notional diesel fuel requirements for fiscal 2010, based on the diesel fuel consumed by independent freight carriers transporting the Company’s inventory. These carriers charge TJX mileage surcharges for diesel fuel price increases as incurred by the freight carrier. The hedge agreements were designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the year. TJX elected not to apply hedge accounting rules to these contracts. All of the diesel fuel hedge agreements expire in February 2010.
Foreign Currency Contracts — TJX enters into forward foreign currency exchange contracts to obtain economic hedges on firm U.S. dollar and Euro-denominated merchandise purchase commitments made by its Canadian and European operations. These commitments are typically six months or less in duration. The contracts outstanding at August 1, 2009 covered certain commitments for the third and fourth quarters of fiscal 2010. TJX elected not to apply hedge accounting rules to these contracts.
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
Following is a summary of TJX’s derivative financial instruments and related fair values outstanding at August 1, 2009:

									Net Fair
									Value in
					Blended				US$ at
					Contract	Balance Sheet	Asset	(Liability)	August
In thousands	Pay		Receive		Rate	Location	US$	US$	1, 2009

Derivatives designated as hedging instrument under SFAS 133
Fair value hedges
Interest rate swap fixed to floating on notional of $50,000	LIBOR+4.17%			7.45%	N/A	Prepaid Expense	524		524

Interest rate swap fixed to floating on notional of $50,000	LIBOR+3.42%			7.45%	N/A	Prepaid Expense	712		712

Intercompany balances, primarily short-term debt and related interest	C$	68,410	US$	63,224	0.9242	(Accrued Exp)		(317)	(317)

Derivatives not designated as hedging instrument under SFAS 133

Diesel contracts	Fixed on 750K gal per month		Float on 750K gal per month		N/A	(Accrued Exp)		(1,217)	(1,217)
Merchandise purchase commitments
	C$	227,502	US $	196,125	0.8621	(Accrued Exp)		(15,132)	(15,132)
	C$	2,283		€1,450	0.6351	(Accrued Exp)		(53)	(53)
		£24,316	US $	39,100	1.6080	(Accrued Exp)		(1,539)	(1,539)
		£27,485	US $	32,000	1.1643	Prepaid Expense/ (Accrued Exp)	11	(355)	(344)
	US $	334		€242	1.3805	Prepaid Expense	11	—	11

TOTAL FAIR VALUE OF ALL FINANCIAL INSTRUMENTS									(17,355)

The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Following are the balance sheet classifications of the fair value of TJX’s derivatives:

In thousands	August 1, 2009

Current assets	$1,258
Non-current assets	—
Current liabilities	(18,613)
Non-current liabilities	—

Net fair value asset (liability)	$(17,355)

The impact of derivative financial instruments on statements of income during fiscal 2010 is as follows:

			Amount of Gain
			(Loss)
	Location of Gain (Loss)		Recognized in
	Recognized in Income by		Income by
In thousands	Derivative		Derivative

Derivatives designated as hedging instrument under SFAS 133
Fair value hedges

Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	US$	541

Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	US$	730

Intercompany balances, primarily short-term debt and related interest	Selling, general & administrative expenses	US$	(7,023)

Derivatives not designated as hedging instrument under SFAS 133
Diesel contracts
	Cost of sales, including buying and occupancy costs	US$	3,714
Merchandise purchase commitments
	Cost of sales, including buying and occupancy costs	US$	(21,175)

Gain (Loss) Recognized in Income			(23,213)

The counterparties to the forward exchange contracts and swap agreements are major international financial institutions, and the contracts contain rights of offset, which minimize TJX’s exposure to credit loss in the event of nonperformance by one of the counterparties. TJX is not required by counterparties, and TJX does not require that counterparties, maintain collateral for these contracts. TJX periodically monitors its position and the credit ratings of the counterparties and does not anticipate losses resulting from the nonperformance of these institutions.

Note G. Segment Information
In the United States, T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright each is reported as a separate segment. TJX’s stores operated in Canada (Winners and HomeSense) are reported in the Canadian segment and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported in the European segment. TJX evaluates the performance of its segments based on “segment profit or loss,” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.
Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	August 1,	July 26,
In thousands	2009	2008

Net sales:
U.S. segments:
Marmaxx	$3,145,504	$2,957,190
HomeGoods	412,837	350,433
A.J. Wright	181,927	160,461
International segments:
Canada	495,671	538,694
Europe	511,589	547,617

	$4,747,528	$4,554,395

Segment profit (loss):
U.S. segments:
Marmaxx	$358,351	$298,062
HomeGoods	24,532	2,169
A.J. Wright	1,371	(765)
International segments:
Canada	47,971	60,389
Europe	24,720	13,745

	456,945	373,600

General corporate expenses	34,595	33,584
Interest expense, net	9,249	2,641

Income from continuing operations before provision for income taxes	$413,101	$337,375

	Twenty-Six Weeks Ended
	August 1,	July 26,
In thousands	2009	2008

Net sales:
U.S. segments:
Marmaxx	$6,083,813	$5,759,480
HomeGoods	804,732	713,862
A.J. Wright	361,321	314,719
International segments:
Canada	919,763	1,027,078
Europe	932,123	1,042,811

	$9,101,752	$8,857,950

Segment profit (loss):
U.S. segments:
Marmaxx	$689,021	$576,561
HomeGoods	40,105	11,063
A.J. Wright	5,784	(1,650)
International segments:
Canada	67,698	101,286
Europe	34,013	15,208

	836,621	702,468

General corporate expenses	68,450	64,226
Interest expense, net	15,850	4,315

Income from continuing operations before provision for income taxes	$752,321	$633,927

Note H. Pension Plans & Other Retirement Obligations
The following represents TJX’s net periodic pension cost and related components:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 1,	July 26,	August 1,	July 26,
In thousands	2009	2008	2009	2008

Service cost	$8,507	$7,797	$309	$263
Interest cost	7,734	6,888	720	730
Expected return on plan assets	(7,511)	(8,592)	—	—
Amortization of prior service cost	4	15	31	31
Recognized actuarial losses	3,730	—	396	141
Settlement cost	—	—	840	—

Total expense	$12,464	$6,108	$2,296	$1,165

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
	August 1,	July 26,	August 1,	July 26,
In thousands	2009	2008	2009	2008

Service cost	$16,132	$15,594	$547	$525
Interest cost	15,783	13,777	1,460	1,460
Expected return on plan assets	(14,011)	(17,183)	—	—
Amortization of prior service cost	7	29	62	62
Recognized actuarial losses	6,803	—	570	282
Settlement cost	—	—	1,158	—

Total expense	$24,714	$12,217	$3,797	$2,329

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
Note I. Long-Term Debt & Credit Lines
TJX has a $500 million revolving credit facility maturing May 2010 and a $500 million revolving credit facility maturing May 2011. TJX pays six basis points on an annual basis in commitment fees related to both of these facilities. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to TJX’s commercial paper program. TJX had no borrowings outstanding at August 1, 2009 or July 26, 2008. The availability under revolving credit facilities was $1 billion at August 1, 2009 and July 26, 2008.
On April 7, 2009, TJX issued $375 million of 6.95% ten-year notes and shortly thereafter called for the redemption of its zero coupon convertible subordinated notes, originally due in 2021. Upon our call for redemption, holders had the right to convert the notes into TJX common stock at a conversion rate of 32.667 shares per note. Virtually all of the subordinated notes were converted into 15.1 million shares of TJX common stock, most during the second quarter of fiscal 2010. TJX has used, and expects to use, the remainder of the proceeds from the 6.95% notes offering to repurchase additional common stock under its stock repurchase program in fiscal 2010.
On July 23, 2009, TJX issued $400 million of 4.20% six-year notes. TJX used a portion of the proceeds from the sale of the notes to refinance its C$235 million term credit facility on August 10, 2009, prior to its scheduled maturity, and expects to use the remainder, together with funds from operations to pay its $200 million 7.45% notes due December 15, 2009 at maturity.
Note J. Income Taxes
TJX adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), in the first quarter of fiscal 2008. TJX had unrecognized tax benefits of $129.7 million as of August 1, 2009 and $131.6 million as of July 26, 2008.
The effective income tax rate was 36.7% for the second quarter this year compared to 37.1% for last year’s second quarter. The decrease in this rate for the second quarter was largely driven by the favorable impact this year due to the tax treatment of foreign currency gains and losses on certain intercompany loans between TJX and Winners.
The effective income tax rate for the six months ended August 1, 2009 was 37.4% as compared to 35.3% for last year’s comparable period as a result of the absence in fiscal 2010 of tax benefits included in the fiscal 2009 effective rate, partially offset by the favorable impact in the current year due to the tax treatment of foreign currency gains on certain intercompany loans. The six months ended July 26, 2008 included a $15 million reversal of several uncertain tax positions as a result of federal and state filings and a $4 million benefit due to revised guidance on the deductibility of performance-based pay for executive officers and on tax benefits relating to TJX’s Puerto Rican subsidiary. On a combined basis, these tax benefits reduced the fiscal 2009 six-month effective income tax rate by 3.4 percentage points.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $53.0 million as of August 1, 2009 and $44.3 million as of July 26, 2008.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented on the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings, that reflect such positions taken by TJX, may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range of $2.0 million to $70.0 million.
Note K. Disclosures about Fair Value of Financial Instruments
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under FASB Statement No. 13 and related guidance from the scope of SFAS 157. FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.
The implementation of SFAS 157 for financial assets and financial liabilities, effective January 27, 2008, did not have a material impact on TJX’s consolidated financial position and results of operations. The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities effective February 1, 2009, did not have a material impact on TJX’s financial condition, results of operations or cash flows.
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
TJX endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TJX has determined that its financial assets and liabilities are generally classified within level 1 or level 2 in the fair value hierarchy. The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	August 1,	January 31,	July 26,
In thousands	2009	2009	2008

Level 1
Assets:
Cash equivalents	$751,225	$161,592	$73,553
Executive savings plan	50,031	40,636	52,639

Level 2
Assets:
Foreign currency exchange contracts	$22	$9,534	$44,252
Interest rate swaps	1,236	1,859	164

Liabilities:
Foreign currency exchange contracts	$17,396	$1,435	$147,370
Diesel fuel contracts	1,217	4,931	—
Interest rate swaps	—	—	1,514
The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market value quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of the current installments of long-term debt at August 1, 2009 was $422.7 million versus a carrying value of $418.9 million. The fair value of long-term debt at that date was $805.8 million versus a carrying value of $774.3 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
Our cash equivalents are stated at cost, which approximates fair market value due to the short maturities of these instruments.
Our executive savings plan is invested in securities traded in active markets and carried at unadjusted quoted prices.
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
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 1, 2009
Compared to
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
We operate seven principal off-price retail concepts in the U.S., Canada and Europe. T.J. Maxx, Marshalls and A.J. Wright in the U.S., Winners in Canada, and T.K. Maxx in Europe sell off-price family apparel and home fashions. HomeGoods in the U.S. and HomeSense in Canada and the U.K. feature off-price home fashions. The target customer for all of our concepts, except A.J. Wright, includes the middle- to upper-middle income shopper, with generally the same profile as a department or specialty store customer. A.J. Wright is oriented toward the moderate-income customer.
Results of Operations
We entered fiscal 2010 faced with the challenges of a worldwide recession and established a three-pronged strategy for managing through the challenging economic times: plan same store sales conservatively, allowing better flow-through to the bottom line if we exceed plans; run with very lean inventories and buy closer to need than in the past, designed to increase inventory turns and drive traffic to our stores; and focus on cost cutting measures and controlling expenses. We posted second quarter and year-to-date results significantly above our expectations and ahead of last year. Highlights of our financial performance for fiscal 2010 include the following:
•	Consolidated same store sales increased 4% for the second quarter and increased 3% for the six-month period over last year’s comparable periods. Same store sales growth was driven by significant increases in customer traffic and strong performance by virtually all of our businesses.

•	Net sales increased 4% to $4.7 billion for the second quarter and 3% to $9.1 billion for the six-month period over last year’s comparable periods. Stores in operation and total selling square footage were both up 4% as of August 1, 2009 when compared to the same period last year. For both the quarter and six-month periods of fiscal 2010, increases in consolidated same store sales and the increases in our number of stores in operation were largely offset by foreign currency exchange rates, which negatively impacted sales growth.

•	Our fiscal 2010 second quarter pre-tax margin (the ratio of pre-tax income to net sales) was 8.7% compared to 7.4% for the same period last year. Year-to-date, our pre-tax margin was 8.3% compared to 7.2% for the same period last year. The improvement in both the quarter and six-month periods of fiscal 2010 was primarily driven by the growth in merchandise margins, which was achieved through well executed buying and faster turning inventories.

•	Our cost of sales ratios improved in both the second quarter and six month periods, primarily due to improved merchandise margins, partially offset by the negative impact of the mark-to-market adjustment of our inventory-related hedges. Selling, general and administrative expense ratios decreased by 0.1 percentage points for both the quarter and six month periods, due to levering of expenses.

•	Income from continuing operations for the second quarter of fiscal 2010 was $261.6 million, or $0.61 per diluted share compared to $212.1 million, or $0.48 per diluted share, in last year’s second quarter. Income from continuing operations for the six-months ended August 1, 2009 was $470.8 million, or $1.09 per diluted share compared to $410.1 million, or $0.92 per diluted share, for the same period last year. Diluted earnings per share from continuing operations for the six months ended July 26, 2008 benefited by $0.02 from FIN 48 tax reserve adjustments.

•	During the second quarter of fiscal 2010, we repurchased 6.4 million shares of our common stock at a cost of $194 million, and for the first six months of fiscal 2010, we repurchased 8.0 million shares of our common stock at a cost of $237 million. Diluted earnings per share reflect the benefit of the stock repurchase program. In conjunction with a $375 million notes offering in our fiscal 2010 first quarter, we called for the redemption of our zero coupon convertible subordinated notes, originally due in 2021. Virtually all of the subordinated notes were converted into 15.1 million shares of TJX common stock. We have used a portion, and plan to use all, of the $375 million proceeds from the notes offering to repurchase common stock under our stock repurchase program.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of August 1, 2009 were down 4% from the prior year, and were down 2% as of July 26, 2008 from the comparable prior year’s quarter end. Excluding the impact of foreign currency exchange, average per store inventories, including inventory on hand at our distribution centers, as of August 1, 2009 were down 2% compared to the prior year’s quarter end.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. All references to earnings per share are diluted earnings per share unless otherwise indicated.
Net sales: Consolidated net sales for the quarter ended August 1, 2009 were $4.7 billion, up 4% from $4.6 billion in last year’s second quarter. The increase in our fiscal 2010 second quarter sales reflected a 4% increase from new stores and a 4% increase in same store sales, partially offset by a 4% decline from the negative impact of foreign currency exchange rates. This compares to sales growth of 7% in last year’s second quarter which consisted of 3% from new stores, 3% from same store sales and a 1% positive impact from foreign currency exchange rates.
Consolidated net sales for the six months ended August 1, 2009 were $9.1 billion, up 3% from $8.9 billion in last year’s comparable period. The increase in net sales for the six months ended August 1, 2009 reflected a 4% increase from new stores, a 3% increase in same store sales and 1% increase due to the shift in the fiscal calender, partially offset by a 5% decline from the negative impact of foreign currency exchange rates. This compares to sales growth of 7% in last year’s six-month period which consisted of 3% from new stores, 3% from same store sales and a 1% positive impact from foreign currency exchange rates.
New stores are a major source of sales growth. Both our consolidated store count and selling square footage increased by 4% as of August 1, 2009 as compared to the same period last year.
The same store sales increases for both the quarter and six months ended August 1, 2009 were driven by increased customer traffic across virtually all of our businesses and especially strong performance in our HomeGoods, A.J. Wright and European segments. Juniors, dresses, children’s apparel, shoes and accessories performed particularly well. Home fashions, which had been negatively affected by the weak housing market, recorded strong same store sales increases in the second quarter. Geographically, sales in Europe were above the consolidated average, while Canadian sales trailed the consolidated average. In the U.S., sales were strong throughout the country with the stronger regions being the Midwest, Southwest and West Coast and weaker regions being New England and Florida.
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

The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	July 26,	August 1,	July 26,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	74.4	75.7	74.8	75.9
Selling, general and administrative expenses	16.7	16.8	16.8	16.9
Interest expense, net	0.2	0.1	0.2	0.0

Income from continuing operations before provision for income taxes*	8.7%	7.4%	8.3%	7.2%

*	Due to rounding, the individual items may not sum to Income from continuing operations before provision for income taxes.
Impact of foreign currency exchange rates: Our operating results can be materially affected by significant changes in foreign currency exchange rates, particularly the value of the U.S. dollar in relation to other currencies. Two of the more significant ways in which foreign currency impacts us are as follows:
Translation of foreign operating results into U.S. dollars: In our financial statements, we translate the operations of our stores in Canada and Europe from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, income from continuing operations and earnings per share growth as well as the net sales and operating results of our Canadian and European segments. Currency translation generally does not affect operating margins, as sales and expenses of the foreign operations are translated at essentially the same rates each period.
Inventory-related purchase commitment hedges: We routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our international divisions purchase goods in currencies other than their local currencies, (primarily U.S. dollar purchases). As we have not elected “hedge accounting” as defined by SFAS No. 133, we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of these adjustments is effectively offset when the inventory being hedged is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect cost, operating margins and reported earnings.
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 1.3 percentage points for the quarter ended August 1, 2009 as compared to the same period last year. Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 1.1 percentage points for the first six months of fiscal 2010. The improvement in both periods was due to improved consolidated merchandise margin, which increased 1.4 percentage points for the second quarter and increased 1.3 percentage points for the six-month period. These increases were partially offset by the negative impact of the mark-to-market adjustments on inventory hedges in fiscal 2010. Merchandise margins improved at all segments except Canada, discussed in more detail under our Canadian segment below. Additionally, for the periods ending August 1, 2009, buying and occupancy expense leverage was offset by higher incentive and benefit plan accruals that are tied to performance. These plans cover many associates across our organization and the accruals are required due to operating results that are well ahead of our objectives.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, decreased 0.1 percentage points to 16.7% for the quarter ended August 1, 2009 and decreased 0.1 percentage points to 16.8% for the six-month period ended August 1, 2009 as compared to the same periods last year. This improvement in the expense ratio is due to levering of expenses and savings from our expense reduction initiatives. The improvement in the second quarter was partially offset by approximately 0.3 percentage points as a result of higher incentive and benefit plan accruals tied to performance as discussed above. We anticipate a savings of approximately $150 million for fiscal 2010 as a result of our expense reduction initiatives, some of which will benefit our cost of sales including buying and occupancy costs.

Interest expense, net: Interest expense, net, amounted to expense of $9.2 million for the second quarter of fiscal 2010 compared to expense of $2.6 million for the same period last year. Interest expense, net, amounted to expense of $15.9 million for the six months ended August 1, 2009 compared to expense of $4.3 million for the same period last year. These increases in net interest expense were primarily due to a reduction in interest income for fiscal 2010 compared to the same periods last year. Interest income totaled $2.4 million in the second quarter this year compared to $6.5 million for the same period last year and $4.7 million for the six-month period this year versus $14.2 million for the same period last year. Additionally, interest expense increased in the second quarter due to the interest differential between the recently issued $375 million 6.95% notes and the recently retired zero coupon subordinated notes which had an effective interest rate of approximately 2%. The incremental interest cost of the 6.95% notes will be offset by a benefit in our earnings per share as the majority of the incremental shares issued upon redemption of the convertible notes will be repurchased with proceeds of the new debt offering. Interest expense for the balance of fiscal 2010 will also include the cost of the $400 million 4.20% six-year notes which were issued late in the second quarter. For more information on these notes offerings, see the discussion under Liquidity and Capital Resources.
Income taxes: The effective income tax rate was 36.7% for the second quarter this year compared to 37.1% for last year’s second quarter. The decrease in rate for the second quarter was largely driven by the favorable impact this year due to the tax treatment of foreign currency gains on certain intercompany loans between TJX and Winners.
The effective income tax rate for the six months ended August 1, 2009 was 37.4% as compared to 35.3% for last year’s comparable period, due to the absence of tax benefits included in the fiscal 2009 effective rate, partially offset by the favorable impact in the current year due to the tax treatment of foreign currency gains on certain intercompany loans. The six months ended July 26, 2008 included a $15 million reversal of several uncertain tax positions as a result of federal and state filings and a $4 million benefit due to revised guidance on the deductibility of performance-based pay for executive officers and tax benefits relating to TJX’s Puerto Rican subsidiary. On a combined basis, these tax benefits reduced the fiscal 2009 six-month effective income tax rate by 3.4 percentage points.
Income from continuing operations: Income from continuing operations for the second quarter ended August 1, 2009 was $261.6 million, or $0.61 per diluted share, versus $212.1 million, or $0.48 per diluted share, in last year’s second quarter. Changes in foreign currency rates affected the comparability of results. Foreign currency translation reduced our fiscal 2010 second quarter earnings by $0.02 per share as compared to last year’s second quarter, and the mark-to-market adjustment of our inventory hedges reduced earnings per share by $0.01 per share in the second quarter of fiscal 2010. Changes in foreign currency rates did not impact last year’s second quarter earnings per share.
Income from continuing operations for the six months ended August 1, 2009 was $470.8 million, or $1.09 per diluted share, versus $410.1 million, or $0.92 per diluted share, for the same period last year. Foreign currency translation reduced our fiscal 2010 year-to-date earnings per share by $0.04 per share as compared to the same period last year, and the mark-to-market adjustment of our inventory hedges reduced earnings per share by $0.03 for the six-months ended August 1, 2009 as compared to a reduction of $0.01 in the same period last year. Additionally, last year’s year-to-date period included a $0.02 per share benefit from first quarter FIN 48 tax reserve adjustments.
Our share repurchase program also affects the comparability of earnings per share. We repurchased 6.4 million shares of our stock at a cost of $193.8 million in the second quarter of fiscal 2010, and we repurchased 8.0 million shares at a cost of $236.7 million in the first six months of fiscal 2010. During the second quarter of fiscal 2009, we repurchased 7.0 million shares of our common stock at a cost of $225.0 million, and for the first six months of fiscal 2009, we repurchased 14.0 million shares of our common stock at a cost of $450.0 million.
Discontinued operations and net income: All historical income statements have been adjusted to reflect the sale of Bob’s Stores in fiscal 2009 as discontinued operations. Including the impact of discontinued operations, net income was $261.6 million, or $0.61 per share, for the second quarter of fiscal 2010, compared to $200.2 million, or $0.45 per share, for the same period last year. Net income was $470.8 million, or $1.09 per share, for the six months ended August 1, 2009, compared to $394.1 million, or $0.88 per share, for the same period last year.

Segment information: The following is a discussion of the operating results of our business segments. In the U.S., we have three segments: our T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright each is reported as a separate segment. TJX’s stores operated in Canada (Winners and HomeSense) are reported as the Canadian segment, and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported as the European segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense, any Provision for Computer Intrusion related costs and interest. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments:
U.S. Segments:
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	July 26,	August 1,	July 26,
Dollars in millions	2009	2008	2009	2008

Net sales	$3,145.5	$2,957.2	$6,083.8	$5,759.5
Segment profit	$358.4	$298.1	$689.0	$576.6
Segment profit as a percentage of net sales	11.4%	10.1%	11.3%	10.0%
Percent increase in same store sales	4%	3%	3%	2%
Stores in operation at end of period
T.J. Maxx			882	859
Marshalls			811	787

Total Marmaxx			1,693	1,646

Selling square footage at end of period (in thousands)
T.J. Maxx			20,714	20,285
Marshalls			20,455	20,023

Total Marmaxx			41,169	40,308

Net sales for Marmaxx increased 6% for the second quarter and six-month period of fiscal 2010 as compared to the same periods last year. Same store sales for Marmaxx increased 4% in the second quarter and 3% for the first six-months of fiscal 2010.
Sales at Marmaxx for both the second quarter and six-month periods reflected increased customer traffic, partially offset by a decrease in the amount of the average transaction. Categories that posted strong same store sales increases included juniors, dresses, children’s apparel, footwear and accessories. Home categories improved at Marmaxx during the second quarter reporting a same store sales increase just slightly below the chain average. Geographically, same store sales were strongest in the Midwest and Southeast, while New England and Florida were below the chain average for both the second quarter and first half of fiscal 2010.
Segment profit for the second quarter ended August 1, 2009 grew to $358.4 million, a 20% increase compared to last year’s second quarter. Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) increased to 11.4% from 10.1% last year. Segment profit for the six months ended August 1, 2009 increased to $689.0 million, up 20% compared to the same period last year. Segment profit margin was 11.3% for the six-month period in fiscal 2010 versus 10.0% last year. The increase in segment margin for both periods was driven by improved merchandise margins, which were up 1.7 percentage points for the second quarter and 1.5 percentage points for the six months ended August 1, 2009. The improvement in segment margin for this year’s second quarter and six-month periods was partially offset by an increase in administrative costs as a percentage of sales, primarily due to increased costs of incentive and benefit plans tied to performance and required due to this division’s performance in excess of our objectives.

As of August 1, 2009, Marmaxx’s average per store inventories, including inventory on hand at its distribution centers, were flat as compared to inventory levels at the same time last year. This compares to average per store inventories at July 26, 2008 that were down 2% compared to those of the prior year period. As of August 1, 2009 Marmaxx also had fewer dollars committed as inventory on hand and merchandise on order was down on a per store basis from the end of last year’s second quarter.
Marmaxx also operates 3 ShoeMegaShop by Marshalls, a family shoe concept, in a stand-alone format, which are included in the above store totals.
HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	July 26,	August 1,	July 26,
Dollars in millions	2009	2008	2009	2008

Net sales	$412.8	$350.4	$804.7	$713.9
Segment profit	$24.5	$2.2	$40.1	$11.1
Segment profit as a percentage of net sales	5.9%	0.6%	5.0%	1.5%
Percent increase (decrease) in same store sales	9%	(1)%	4%	1%
Stores in operation at end of period			323	297
Selling square footage at end of period (in thousands)			6,340	5,691
HomeGoods’ net sales for the second quarter of fiscal 2010 increased 18% compared to the same period last year, and for the first six months of fiscal 2010, net sales increased 13% over the same period last year. Same store sales increased 9% for the second quarter of fiscal 2010, versus a decrease of 1% for the same period last year. Segment margin for the quarter and six-month periods was significantly up from the same periods last year. The majority of the increase in segment margin was driven by increased merchandise margin along with the effective expense control associated primarily with operational efficiencies and the levering of expenses due to strong same store sales. The increase in merchandise margin was driven by improved inventory management resulting in lower markdowns as well as a higher markon.
A.J. Wright

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	July 26,	August 1,	July 26,
Dollars in millions	2009	2008	2009	2008

Net sales	$181.9	$160.5	$361.3	$314.7
Segment profit (loss)	$1.4	$(0.8)	$5.8	$(1.7)
Segment profit (loss) as a percentage of net sales	0.8%	(0.5)%	1.6%	(0.5)%
Percent increase in same store sales	5%	6%	9%	6%
Stores in operation at end of period			141	132
Selling square footage at end of period (in thousands)			2,808	2,631
A.J. Wright’s net sales increased 13% and 15% for the second quarter and six-month periods ending August 1, 2009 as compared to the same periods last year. Segment profit increased to $1.4 million in the second quarter and $5.8 million in the six-month period, compared to losses in the same periods last year. Segment margin increased in both the quarter and six-month periods due to improved merchandise margin and expense leverage. We believe we have been able to achieve better merchandising and improved advertising effectiveness due to an improved understanding of A.J. Wright’s customers’ tastes and spending habits.

International Segments:
Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	July 26,	August 1,	July 26,
U.S. Dollars in millions	2009	2008	2009	2008
Net sales	$495.7	$538.7	$919.8	$1,027.1
Segment profit	$48.0	$60.4	$67.7	$101.3
Segment profit as a percentage of net sales	9.7%	11.2%	7.4%	9.9%
Percent increase in same store sales	1%	6%	1%	5%
Stores in operation at end of period
Winners			206	196
HomeSense			75	73

Total			281	269

Selling square footage at end of period (in thousands)
Winners			4,727	4,502
HomeSense			1,437	1,398

Total			6,164	5,900

Net sales for the Canadian segment decreased 8% for the second quarter ended August 1, 2009 versus last year’s second quarter and decreased 10% for the six-month period versus the same period last year. The decrease was entirely due to foreign currency translation, which reduced second quarter sales by approximately $60 million and reduced six-month sales by approximately $160 million. Same store sales were up 1% for both the second quarter and six-month periods of fiscal 2010.
Segment profit decreased $12 million for the second quarter of fiscal 2010 and decreased by $34 million for the six-month period ended August 1, 2009. The reduction was primarily due to foreign currency translation and the mark-to-market adjustment on inventory-related hedges. Segment margin decreased 1.5 percentage points to 9.7% for this year’s second quarter and decreased 2.5 percentage points to 7.4% for the six-month period ended August 1, 2009. Currency exchange translation reduced segment profit by $7 million for the second quarter and $15 million for the six-month period of fiscal 2010 compared to the same periods in the prior year; however, because currency translation generally impacts both sales and expenses, it had little or no impact on segment margin. In addition, the mark-to-market adjustment on inventory-related hedges negatively impacted segment profit comparisons in the second quarter of fiscal 2010 by $6 million and segment margin by 1.2 percentage points. For the six months ended August 1, 2009 the mark-to-market adjustment on inventory-related hedges negatively impacted segment profit comparisons by $16 million and segment margin by 1.8 percentage points. Segment margin for the both the second quarter and six-month period of fiscal 2010 also reflected a reduction in merchandise margin due to higher cost for merchandise purchases denominated in U.S. dollars as a result of the weaker Canadian dollar.
In the third quarter of fiscal 2009, Winners opened a new concept called StyleSense, which offers family footwear and accessories. As of the end of the second quarter of fiscal 2010, we operated three StyleSense stores which are included in the Winners totals in the above table.

Europe

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	July 26,	August 1,	July 26,
U.S. Dollars in millions	2009	2008	2009	2008

Net sales	$511.6	$547.6	$932.1	$1,042.8
Segment profit	$24.7	$13.7	$34.0	$15.2
Segment profit as a percentage of net sales	4.8%	2.5%	3.6%	1.5%
Percent increase in same store sales	6%	5%	6%	5%
Stores in operation at end of period
T.K. Maxx			244	231
HomeSense			8	6

Total			252	237

Selling square footage at end of period (in thousands)
T.K. Maxx			5,671	5,268
HomeSense			123	88

Total			5,794	5,356

European net sales for the second quarter of fiscal 2010 decreased 7% and for the six months ended August 1, 2009, European net sales decreased 11% compared to the same periods last year. Currency exchange translation negatively impacted the fiscal 2010 results. European net sales were reduced by $112 million and $263 million for the second quarter and six-month periods of fiscal 2010, respectively, due to currency exchange translation. Same store sales increased 6% for both the second quarter and six-month period this year compared to a same store sales increase of 5% for each period last year.
Segment profit for the second quarter ended August 1, 2009 increased to $24.7 million and for the first six months increased to $34.0 million. Segment margin increased to 4.8% for the second quarter of fiscal 2010 and increased to 3.6% for the first six months of fiscal 2010 as compared to the same periods last year. Currency exchange translation negatively affected segment profit by approximately $6 million in the second quarter of fiscal 2010 and $11 million for the six-month period compared to prior year. The mark-to-market adjustment for inventory-related hedges had virtually no impact on fiscal 2010 segment profit and segment margin comparisons. The increases in segment margin reflected improved merchandise margins, as well as expense leverage in occupancy costs and distribution center costs, partially offset by expansion costs for European development.
General corporate expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	July 26,	August 1,	July 26,
In millions	2009	2008	2009	2008

General corporate expense	$34.6	$33.6	$68.5	$64.2
General corporate expense for segment reporting purposes refers to those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. General corporate expense was relatively flat for the second quarter of fiscal 2010 compared to the same period last year. General corporate expense includes restructuring costs related to our expense reduction initiatives of $1 million for the fiscal 2010 second quarter and $3 million for the current year-to-date period..

Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $705 million for the six months ended August 1, 2009, an increase of $237 million over the $468 million provided for the six months ended July 26, 2008. Net income, together with the non-cash impact of depreciation and the Bob’s Stores impairment charge of $16 million last fiscal year, provided cash of $680 million in fiscal 2010, compared to $610 million last year. The change in deferred income taxes favorably impacted cash flows this year by $108 million compared to a favorable benefit of $60 million last year. The increase in the favorable cash impact due to deferred taxes is primarily attributable to accelerated tax depreciation and the funding of our pension plan. Also favorably impacting this year’s cash flow from operations as compared to the prior year was the change in merchandise inventory, net of the related change in accounts payable, which resulted in an increase in cash of $14 million in fiscal 2010, compared to a use of cash of $139 million last year. This year’s cash flow also benefited from a favorable change of $112 million due to the timing of our payments on current federal and state income taxes. Partially offsetting the favorable changes in cash flows was an unfavorable change in accrued expenses and other liabilities of $105 million. This fiscal year, the decrease in accrued expenses reflected the unfavorable cash impact of $88 million for checks outstanding (book overdrafts on zero balance cash accounts) that was accrued as of the end of fiscal 2009 along with $50 million of voluntary funding of our pension plan.
Investing activities relate primarily to property additions for new stores, store improvements and renovations and investment in our distribution network. Cash outlays for property additions amounted to $164 million in the six months ended August 1, 2009, compared to $259 million in the same period last year. We anticipate that capital spending for fiscal 2010 will be approximately $450 to $475 million. Investing activities also reflects the net purchase of $124 million of short-term investments that had an initial maturity in excess of three months and which, per our policy, are not classified as cash on the balance sheet.
Cash flows from financing activities for the six months ended August 1, 2009 include the net proceeds of $774 million from two debt offerings. On April 7, 2009 we issued $375 million of 6.95% ten-year notes. Related to this transaction, TJX called for the redemption of its zero coupon convertible subordinated notes, which were virtually all converted into 15.1 million shares of common stock by May 8, 2009. We have used a portion of the proceeds of the 6.95% notes to repurchase additional shares of common stock under our stock repurchase program and expect to use the remainder for this purpose during fiscal 2010. On July 23, 2009 we issued $400 million of 4.2% six-year notes. We used a portion of the proceeds of this offering to refinance our C$235 million term credit facility on August 10, 2009, prior to its scheduled maturity, and plan to use the remainder, together with funds from operations, to pay our 7.45% notes due December 15, 2009 at maturity.
We continued our share repurchase program, and during the six months ended August 1, 2009, we repurchased and retired 8.0 million shares of our common stock at a cost of $237 million. We record the repurchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. In the six months ended July 26, 2008, we repurchased and retired 14.0 million shares of our common stock at a cost of $450 million. As of August 1, 2009, $508 million remained available for purchase under the current $1 billion program. The timing of purchases under this program is determined by TJX from time to time based on its assessment of various factors including excess cash flow, liquidity and market conditions. Lastly, financing activities included $69 million of proceeds from the exercise of stock options in the first six months this year compared to $100 million last year, and dividends paid on common stock were $97 million for the first six months this year versus $85 million last year.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. We have a $500 million revolving credit facility maturing May 5, 2010 and a $500 million revolving credit facility maturing May 5, 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as backup to our commercial paper program. We had no outstanding short-term borrowings at August 1, 2009 and July 26, 2008. The availability under revolving credit facilities was $1 billion at August 1, 2009 and July 26, 2008. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
Contractual obligations: The following contractual obligations have changed significantly since the filing of our Annual Report on Form 10-K on March 31, 2009. As such, as of August 1, 2009, we had payment obligations (including current installments) under long-term debt arrangements that will require cash outflows as follows (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More Than
Tabular Disclosure of Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations including estimated interest and current installments	$1,562,105	$469,255	$85,725	$85,725	$921,400
The long-term debt obligations above include estimated interest costs.

Provision for Computer Intrusion related costs: In the second quarter of fiscal 2008, we established a reserve to reflect our estimate of our probable losses in accordance with generally accepted accounting principles with respect to the Computer Intrusion. As of August 1, 2009, our reserve balance was $27.2 million, which reflects our current estimate of remaining probable losses with respect to the Computer Intrusion, including litigation, proceedings and other claims, as well as legal, monitoring, reporting and other costs. As an estimate, our reserve is subject to uncertainty, our actual costs may vary from our current estimate and such variations may be material. We may decrease or increase the amount of our reserve as a result of developments in litigation and claims, related expenses, receipt of insurance proceeds and for other changes.
Recently Issued Accounting Pronouncements
See New Accounting Standards in Note A to our unaudited consolidated financial statements included in this quarterly report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
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
Foreign Currency Exchange Risk
     We are exposed to foreign currency exchange rate risk on our investment in our Canadian and European operations on the translation of these foreign operations into the U.S. dollar and on purchases by our operations of goods in currencies that are not their local currencies. As more fully described in Notes A and E to the consolidated financial statements to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009, we hedge certain merchandise purchase commitments incurred by these operations, with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of August 1, 2009, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income from continuing operations for the six months ended August 1, 2009 by approximately $4 million.
Interest Rate Risk
     Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We occasionally enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding. As of August 1 2009, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
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
          We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 1, 2009 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended August 1, 2009 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
          On June 23, 2009, TJX settled with a multi-state group of 41 Attorneys General, resolving the States’ investigations with respect to the Computer Intrusion. Under the settlement, TJX agreed to (i) provide $2.5 million to establish a new Data Security Fund for use by the States to advance effective data security and technology, (ii) provide a settlement amount of $5.5 million and cover expenses of $1.75 million related to the States’ investigations, (iii) certify that TJX’s computer system meets detailed security requirements specified by the States, and (iv) encourage the development of new technologies to address systemic vulnerabilities in the United States payment card system.

Item 1A.	Risk Factors
          There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2009, as filed with the SEC on March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
     The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2010 and the average price paid per share are as follows:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
	Total		Purchased as Part of a	May Yet be Purchased
	Number of Shares	Average Price Paid	Publicly Announced	Under the Plans or
	Repurchased (1)	Per Share (2)	Plan or Program (3)	Programs

May 3, 2009 through May 30, 2009	1,954,138	$28.16	1,954,138	$646,975,954

May 31, 2009 through July 4, 2009	3,155,311	$30.47	3,155,311	$550,820,701

July 5, 2009 through August 1, 2009	1,293,076	$32.98	1,293,076	$508,179,780

Total:	6,402,525		6,402,525

(1)	All shares were purchased as part of publicly announced plans.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	The $194 million in stock repurchases were made under the multi-year stock repurchase plan of $1 billion, authorized by our Board of Directors in February 2008, under which $508 million remained as of August 1, 2009. The stock repurchase plan has no expiration date.

Item 4	Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on June 2, 2009. The following actions were taken at the Annual Meeting:

Election of Directors	For	Withheld
Jose B. Alvarez	359,049,520	13,742,736
Alan M. Bennett	370,149,313	2,642,943
David A. Brandon	282,905,868	89,886,388
Bernard Cammarata	365,991,838	6,800,418
David T. Ching	360,235,971	12,556,285
Michael F. Hines	370,061,672	2,730,584
Amy B. Lane	370,163,070	2,629,186
Carol Meyrowitz	366,185,480	6,606,776
John F. O’Brien	361,947,795	10,844,461
Robert F. Shapiro	364,585,861	8,206,395
Willow B. Shire	353,265,781	19,526,475
Fletcher H. Wiley	354,899,844	17,892,412
Proposal 2
Approval of amendments to and performance terms of the Stock Incentive Plan:

For	283,154,632
Against	67,142,945
Abstain	365,875
Proposal 3
Ratification of appointment of independent registered public accounting firm:

For	363,422,092
Against	9,153,238
Abstain	216,926

Item 6.	Exhibits
10.1	The TJX Companies, Inc. Stock Incentive Plan (2009 Restatement), as amended through June 2, 2009.
10.2	Employment Agreement dated as of June 2, 2009 between Bernard Cammarata and The TJX Companies, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 28, 2009	/s/ Jeffrey G. Naylor Jeffrey G. Naylor, Chief Financial and Administrative Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	The TJX Companies, Inc. Stock Incentive Plan (2009 Restatement), as amended through June 2, 2009.

10.2	Employment Agreement dated as of June 2, 2009 between Bernard Cammarata and The TJX Companies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.