Form 10-Q
period 2009-10-31
TJX COMPANIES INC /DE/
filed 2009-12-01
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2009
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
     The number of shares of registrant’s common stock outstanding as of October 31, 2009: 419,708,634

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
Ex-10.1 Letter Agreement dated as of September 17, 2009 with Ernie Herrman
Ex-12.1 Form of Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan for certain executives
Ex-12.2 Form of Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan for employees
Ex-31.1 Certification of Chief Executive Officer pursuant to Section 302
Ex-31.2 Certification of Chief Financial Officer pursuant to Section 302
Ex-32.1 Certification of Chief Executive Officer pursuant to Section 906
Ex-32.2 Certification of Chief Financial Officer pursuant to Section 906
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	October 31,	October 25,
	2009	2008
Net sales	$5,244,946	$4,761,530

Cost of sales, including buying and occupancy costs	3,802,179	3,536,990
Selling, general and administrative expenses	864,097	807,833
Provision (credit) for Computer Intrusion related costs	—	(7,000)
Interest expense, net	12,665	5,449

Income from continuing operations before provision for income taxes	566,005	418,258
Provision for income taxes	218,206	164,141

Income from continuing operations	347,799	254,117

(Loss) from discontinued operations, net of income taxes	—	(18,268)

Net income	$347,799	$235,849

Basic earnings per share:
Income from continuing operations	$0.82	$0.61
(Loss) from discontinued operations, net of income taxes	$—	$(0.04)
Net income	$0.82	$0.57
Weighted average common shares — basic	421,654	417,107

Diluted earnings per share:
Income from continuing operations	$0.81	$0.58
(Loss) from discontinued operations, net of income taxes	$—	$(0.04)
Net income	$0.81	$0.54
Weighted average common shares — diluted	428,092	440,749

Cash dividends declared per share	$0.12	$0.11
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	October 31,	October 25,
	2009	2008
Net sales	$14,346,698	$13,619,480

Cost of sales, including buying and occupancy costs	10,609,827	10,261,376
Selling, general and administrative expenses	2,390,030	2,303,155
Provision (credit) for Computer Intrusion related costs	—	(7,000)
Interest expense, net	28,515	9,764

Income from continuing operations before provision for income taxes	1,318,326	1,052,185
Provision for income taxes	499,752	387,995

Income from continuing operations	818,574	664,190

(Loss) from discontinued operations, net of income taxes	—	(34,269)

Net income	$818,574	$629,921

Basic earnings per share:
Income from continuing operations	$1.95	$1.58
(Loss) from discontinued operations, net of income taxes	$—	$(0.09)
Net income	$1.95	$1.49
Weighted average common shares — basic	419,398	421,371

Diluted earnings per share:
Income from continuing operations	$1.91	$1.50
(Loss) from discontinued operations, net of income taxes	$—	$(0.08)
Net income	$1.91	$1.42
Weighted average common shares — diluted	430,136	445,763

Cash dividends declared per share	$0.36	$0.33
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	October 31,	January 31,	October 25,
	2009	2009	2008
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,445,648	$453,527	$387,351
Short-term investments	76,643	—	—
Accounts receivable, net	163,555	143,500	166,553
Merchandise inventories	3,267,667	2,619,336	3,279,305
Prepaid expenses and other current assets	259,357	274,091	331,519
Current deferred income taxes, net	117,787	135,675	97,706

Total current assets	5,330,657	3,626,129	4,262,434

Property at cost:
Land and buildings	277,586	280,278	279,247
Leasehold costs and improvements	1,910,909	1,728,362	1,727,548
Furniture, fixtures and equipment	3,019,725	2,784,316	2,718,860

Total property at cost	5,208,220	4,792,956	4,725,655
Less accumulated depreciation and amortization	2,947,688	2,607,200	2,561,323

Net property at cost	2,260,532	2,185,756	2,164,332

Property under capital lease, net of accumulated amortization of $18,799; $17,124 and $16,565, respectively	13,773	15,448	16,007
Other assets	198,335	171,381	166,184
Goodwill and tradename, net of amortization	179,767	179,528	179,459

TOTAL ASSETS	$7,983,064	$6,178,242	$6,788,416

LIABILITIES
Current liabilities:
Current installments of long-term debt	$200,358	$392,852	$—
Obligation under capital lease due within one year	2,309	2,175	2,132
Short-term debt	—	—	105,930
Accounts payable	1,838,558	1,276,098	1,758,242
Accrued expenses and other liabilities	1,204,915	1,096,766	1,358,251

Total current liabilities	3,246,140	2,767,891	3,224,555

Other long-term liabilities	742,594	765,004	570,290
Non-current deferred income taxes, net	263,066	127,008	99,795
Obligation under capital lease, less portion due within one year	16,451	18,199	18,759
Long-term debt, exclusive of current installments	774,306	365,583	748,607
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 419,708,634; 412,821,592 and 416,340,031, respectively	419,709	412,822	416,340
Additional paid-in capital	34,719	—	—
Accumulated other comprehensive (loss)	(119,636)	(217,781)	(92,102)
Retained earnings	2,605,715	1,939,516	1,802,172

Total shareholders’ equity	2,940,507	2,134,557	2,126,410

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,983,064	$6,178,242	$6,788,416

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 31,	October 25,
	2009	2008
Cash flows from operating activities:
Net income	$818,574	$629,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,940	301,025
Assets of discontinued operations disposed, net of cash	—	31,328
Loss on property disposals and impairment charges	6,764	22,504
Deferred income tax provision	130,539	26,866
Amortization of share-based compensation expense	40,831	38,096
Excess tax benefits from share-based compensation expense	(15,755)	(18,971)
Changes in assets and liabilities:
(Increase) in accounts receivable	(16,466)	(33,420)
(Increase) in merchandise inventories	(577,469)	(736,768)
Decrease (increase) in prepaid expenses and other current assets	15,876	(24,416)
Increase in accounts payable	522,079	349,702
Increase in accrued expenses and other liabilities	82,156	157,928
Other	(36,848)	(16,960)

Net cash provided by operating activities	1,289,221	726,835

Cash flows from investing activities:
Property additions	(318,948)	(443,008)
Purchase of short-term investments	(199,839)	—
Sales and maturities of short-term investments	126,741	—
Proceeds from sale of discontinued operations, net of cash sold	—	4,804
Cash payments for costs associated with sale of discontinued operations	—	(5,647)
Other	(5,802)	602

Net cash (used in) investing activities	(397,848)	(443,249)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	774,263	—
Principal payments on current portion of long-term debt	(193,573)	—
Cash payments for debt issuance expenses	(7,202)	—
Proceeds from borrowing of short-term debt	—	105,930
Payments on capital lease obligation	(1,614)	(1,491)
Cash payments for repurchase of common stock	(530,501)	(667,099)
Proceeds from sale and issuance of common stock	154,095	141,133
Excess tax benefits from share-based compensation expense	15,755	18,971
Cash dividends paid	(147,403)	(131,136)

Net cash provided by (used in) financing activities	63,820	(533,692)

Effect of exchange rate changes on cash	36,928	(95,155)

Net increase (decrease) in cash and cash equivalents	992,121	(345,261)
Cash and cash equivalents at beginning of fiscal year	453,527	732,612

Cash and cash equivalents at end of period	$1,445,648	$387,351

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
	Shares	$1	Capital	Income (Loss)	Earnings	Total
Balance, January 31, 2009	412,822	$412,822	$—	$(217,781)	$1,939,516	$2,134,557
Comprehensive income:
Net income	—	—	—	—	818,574	818,574
Gain due to foreign currency translation adjustments	—	—	—	94,187	—	94,187
Recognition of unfunded post retirement liabilities	—	—	—	(1,212)	—	(1,212)
Recognition of prior service cost and deferred gains	—	—	—	5,170	—	5,170

Total comprehensive income						916,719
Cash dividends declared on common stock	—	—	—	—	(152,375)	(152,375)
Restricted stock awards granted	466	466	(466)	—	—	—
Amortization of share-based compensation expense	—	—	40,831	—	—	40,831
Issuance of common stock upon conversion of convertible debt	15,094	15,094	349,994	—	—	365,088
Issuance of common stock under stock incentive plan and related tax effect	7,193	7,193	158,995	—	—	166,188
Common stock repurchased	(15,866)	(15,866)	(514,635)	—	—	(530,501)

Balance, October 31, 2009	419,709	$419,709	$34,719	$(119,636)	$2,605,715	$2,940,507

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
Share-Based Compensation — Total share-based compensation expense was $15.0 million for the quarter ended October 31, 2009 and $13.4 million for the quarter ended October 25, 2008. Total share-based compensation expense was $40.8 million for the nine months ended October 31, 2009 and $38.1 million for the nine months ended October 25, 2008. These amounts include stock option expense as well as restricted stock amortization. There were options to purchase 3.8 million shares of common stock exercised during the third quarter and options to purchase 7.3 million shares of common stock exercised for the nine months ended October 31, 2009. There were options to purchase 28.7 million shares of common stock outstanding as of October 31, 2009.
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
Merchandise Inventories — TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheet includes an accrual for in-transit inventory of $451.6 million at October 31, 2009 and $409.9 million at October 25, 2008. A liability for a comparable amount is included in accounts payable for the respective period.
New Accounting Standards — In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, all of which are effective for interim and annual periods ending after June 15, 2009. The FASB provided guidelines for making fair value measurements more consistent with other guidance when the volume and level of activity of an asset or liability has significantly decreased from normal market activity. The FASB also required interim reporting of fair value disclosures, provided additional guidance in determining whether a debt security is other-than-temporarily impaired and expanded the disclosures of other-than-temporarily impaired debt and equity securities. The adoption of this guidance did not have a material effect on TJX’s financial condition, results of operations or cash flows.
Reclassifications — Certain immaterial amounts in the prior period statements of income have been reclassified from “selling, general and administrative expenses” to “cost of sales, including buying and occupancy costs” to be consistent with the fiscal 2010 presentation.
Note B. Discontinued Operations
In fiscal 2009, TJX sold Bob’s Stores and recorded as a component of discontinued operations a loss on disposal (including expenses relating to the sale) of $19.0 million, net of tax benefits of $13.0 million. At October 31, 2009, TJX remained contingently liable on eight Bob’s Stores leases.

TJX also reclassified the operating results of Bob’s Stores for all periods prior to the sale to be discontinued operations. The following table presents the net sales, segment profit (loss) and after-tax income (loss) from operations reclassified to discontinued operations for the thirteen and thirty-nine weeks ended October 25, 2008 (in thousands):

	Thirteen	Thirty-Nine
	Weeks	Weeks
Net sales	$20,573	$148,040
Segment profit (loss)	$1,234	$(25,524)
After- tax income (loss) from operations	$687	$(15,314)
Note C. Commitments and Contingencies
Provision for Computer Intrusion related costs — TJX has a reserve for its estimate of the total probable losses arising from an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. The reserve balance was $25.2 million at October 31, 2009. As an estimate, the reserve is subject to uncertainty, actual costs may vary from the current estimate and such variations may be material. TJX may decrease or increase the amount of the reserve to adjust for developments in litigation, claims and related expenses, insurance proceeds and changes in estimates.
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

	Thirty-Nine Weeks Ended
	October 31,	October 25,
In thousands	2009	2008
Balance at beginning of year	$40,564	$46,076
Additions to the reserve charged to net income:
Interest accretion	1,321	1,365
Cash charges against the reserve:
Lease-related obligations	(3,658)	(5,873)
Termination benefits and all other	(41)	—

Balance at end of period	$38,186	$41,568

TJX may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, a former TJX business, and on eight additional Bob’s Stores leases. The reserve for discontinued operations does not reflect these leases because TJX does not believe that the likelihood of future liability to TJX is probable.

Note D. Other Comprehensive Income
TJX’s comprehensive income information is presented below:

	Thirteen Weeks Ended
	October 31,	October 25,
In thousands	2009	2008
Net income	$347,799	$235,849
Other comprehensive income (loss):
Loss due to foreign currency translation adjustments, net of related tax effects	(6,113)	(146,869)
Gain on net investment hedge contracts, net of related tax effects	—	87,982
Gain on cash flow hedge contract, net of related tax effects	—	530
Recognition of prior service cost and deferred gains (losses)	2,267	(92)
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	(170)

Total comprehensive income	$343,953	$177,230

	Thirty-Nine Weeks Ended
	October 31,	October 25,
In thousands	2009	2008
Net income	$818,574	$629,921
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation adjustments, net of related tax effects	94,187	(147,841)
Gain on net investment hedge contracts, net of related tax effects	—	84,853
Gain on cash flow hedge contract, net of related tax effects	—	856
Recognition of unfunded post retirement liabilities	(1,212)	—
Recognition of prior service cost and deferred gains (losses)	5,170	(905)
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	(380)

Total comprehensive income	$916,719	$566,504

Note E. Earnings Per Share and Capital Stock
The computation of TJX’s basic and diluted earnings per share (EPS) is as follows:

	Thirteen Weeks Ended
	October 31,	October 25,
In thousands, except per share data	2009	2008
Basic earnings per share
Income from continuing operations	$347,799	$254,117
Weighted average common shares outstanding for basic EPS	421,654	417,107

Basic earnings per share — continuing operations	$0.82	$0.61

Diluted earnings per share
Income from continuing operations	$347,799	$254,117
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	—	1,203

Income from continuing operations used for diluted EPS calculation	$347,799	$255,320

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	421,654	417,107
Assumed conversion/exercise/vesting of:
Stock options and awards	6,438	6,788
Zero coupon convertible subordinated notes	—	16,854

Weighted average common shares outstanding for diluted EPS	428,092	440,749

Diluted earnings per share — continuing operations	$0.81	$0.58

	Thirty-Nine Weeks Ended
	October 31,	October 25,
In thousands, except per share data	2009	2008
Basic earnings per share
Income from continuing operations	$818,574	$664,190
Weighted average common shares outstanding for basic EPS	419,398	421,371

Basic earnings per share — continuing operations	$1.95	$1.58

Diluted earnings per share
Income from continuing operations	$818,574	$664,190
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1,073	3,600

Income from continuing operations used for diluted EPS calculation	$819,647	$667,790

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	419,398	421,371
Assumed conversion/exercise/vesting of:
Stock options and awards	5,537	7,504
Zero coupon convertible subordinated notes	5,201	16,888

Weighted average common shares outstanding for diluted EPS	430,136	445,763

Diluted earnings per share — continuing operations	$1.91	$1.50

FASB guidance related to “Participating Securities and Two-Class Ordinary (Common) Shares” was applicable for TJX beginning with the first quarter of fiscal 2010. The adoption had no impact on TJX’s financial statements.
Weighted average common shares for diluted earnings per share exclude the incremental effect related to any outstanding stock options, the exercise prices of which are in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were options to purchase 4.8 million shares excluded for the thirteen weeks and options to purchase 9.6 million shares excluded for the thirty-nine weeks ended October 31, 2009. There were 5.2 million options excluded for the thirteen and thirty-nine weeks ended October 25, 2008.
In April 2009, TJX called for the redemption of its zero coupon convertible subordinated notes. There were 462,057 of such notes with a carrying value of $365.1 million that were converted into 15.1 million shares of TJX common stock at a conversion rate of 32.667 shares per note, most during the second quarter of fiscal 2010. TJX paid $2.3 million to redeem the remaining 2,886 notes outstanding that were not converted.
During the quarter ended October 31, 2009, TJX repurchased and retired 8.2 million shares of its common stock at a cost of $303.9 million. For the nine months ended October 31, 2009, TJX repurchased and retired 16.1 million shares of its common stock at a cost of $540.6 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its repurchase programs of $530.5 million for the nine months ended October 31, 2009, and $667.1 million for the nine-month period last year. Repurchases were funded by cash generated from operations and, in fiscal 2010, the net proceeds from the issuance of $375 million aggregate principal amount of 6.95% notes. Under the $1 billion stock repurchase program authorized in February 2008, TJX repurchased 25.0 million shares of common stock at a cost of $795.7 million through the third quarter of fiscal 2010. All shares repurchased under the stock repurchase program have been retired. In September 2009, the Board of Directors approved a new $1 billion stock repurchase program, which is in addition to the $204.3 million remaining at October 31, 2009 under the $1 billion plan authorized in February 2008.
Note F. Financial Instruments
TJX enters into financial instruments to manage its cost of borrowing and to manage its exposure to changes in fuel costs and foreign currency exchange rates.
Interest Rate Contracts — At October 31, 2009, TJX had interest rate swap agreements outstanding with a notional amount of $100 million. The agreements entitle TJX to receive biannual payments of interest at a fixed rate of 7.45% and to pay a floating rate of interest indexed to the six-month LIBOR rate with no exchange of the underlying notional amounts. The interest rate swap agreements converted a portion of TJX’s long-term debt from a fixed-rate obligation to a floating-rate obligation. TJX designated the interest rate swap agreements as a fair value hedge of the related long-term debt. The interest rate swap agreements expire in December 2009.
Diesel Fuel Contracts — During fiscal 2009, TJX entered into agreements to hedge approximately 30% of its notional diesel fuel requirements for fiscal 2010, based on estimated diesel fuel consumption by independent freight carriers transporting the Company’s inventory. These carriers charge TJX mileage surcharges for diesel fuel price increases as incurred by the freight carrier. The hedge agreements were designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the year. TJX elected not to apply hedge accounting rules to these contracts. All of the diesel fuel hedge agreements expire in February 2010.
Foreign Currency Contracts — TJX enters into forward foreign currency exchange contracts to obtain economic hedges on firm U.S. dollar and Euro-denominated merchandise purchase commitments made by its Canadian and European operations. The contracts outstanding at October 31, 2009 covered a portion of the anticipated merchandise purchases for the remainder of fiscal 2010 and into fiscal 2011. TJX elected not to apply hedge accounting rules to these contracts.
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
Following is a summary of TJX’s derivative financial instruments and related fair values outstanding at October 31, 2009:

									Net Fair
									Value in
					Blended				US$ at
					Contract	Balance Sheet	Asset	(Liability)	October
In thousands		Pay		Receive	Rate	Location	US$	US$	31, 2009
Derivatives designated as hedging instruments
Fair value hedges
Interest rate swap fixed to floating on notional of $50,000	LIBOR+4.17%			7.45%	N/A	Prepaid Expense	$650		$650

Interest rate swap fixed to floating on notional of $50,000		LIBOR+3.42%		7.45%	N/A	Prepaid Expense	840		840

Intercompany balances, primarily short-term debt and related interest	C$	96,450	US$	89,161	0.9244	Prepaid Expense/ (Accrued Expense)	499	$(283)	216

Derivatives not designated as hedging instruments
Diesel contracts		Fixed on 750K gal per month		Float on 750K gal per month	N/A	(Accrued Expense)		(582)	(582)

Merchandise purchase commitments
	C$	211,650	US$	198,601	0.9383	Prepaid Expense or Other Assets/ (Accrued Exp)	4,605	(1,143)	3,462
	C$	1,896		€1,200	0.6329	Prepaid Expense	18		18
		£39,217	US$	63,393	1.6165	Prepaid Expense/ (Accrued Exp)	276	(1,411)	(1,135)
		£40,521		€44,461	1.0972	Prepaid Expense/ (Accrued Exp)	449	(1,748)	(1,299)
	US$	863		€586	0.6790	Prepaid Expense/ (Accrued Exp)	8	(9)	(1)

Total fair value of all financial instruments									$2,169

The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Following are the balance sheet classifications of the fair values of TJX’s derivatives:

October 31,
In thousands	2009
Current assets	$6,398
Non-current assets	947
Current liabilities	(5,176)
Non-current liabilities	—

Net fair value asset	$2,169

The impact of derivative financial instruments on statements of income during fiscal 2010 is as follows:

		Amount of Gain
		(Loss)
	Location of Gain (Loss)	Recognized in
	Recognized in Income by	Income by
In thousands	Derivative	Derivative
Derivatives designated as hedging instruments
Fair value hedges

Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	US$	892

Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	US$	1,176

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	US$	(6,491)
Derivatives not designated as hedging instruments
Diesel contracts	Cost of sales, including buying and occupancy costs	US$	4,349
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	US$	(3,073)

Loss Recognized in Income			(3,147)

The counterparties to the forward exchange contracts and swap agreements are major international financial institutions, and the contracts contain rights of offset, which help minimize TJX’s exposure to credit loss in the event of nonperformance by one of the counterparties. TJX is not required by the counterparties, and TJX does not require that the counterparties, maintain collateral for these contracts. TJX periodically monitors its position and the credit ratings of the counterparties and does not anticipate losses resulting from the nonperformance of these institutions.

Note G. Segment Information
In the United States, T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright each is reported as a separate segment. TJX’s stores operated in Canada (Winners and HomeSense) are reported in the TJX Canada segment, and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported in the TJX Europe segment. TJX evaluates the performance of its segments based on “segment profit or loss,” which TJX defines as pre-tax income before general corporate expense and interest. “Segment profit or loss” as defined by TJX may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.
Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	October 31,	October 25,
In thousands	2009	2008
Net sales:
U.S. segments:
Marmaxx	$3,380,543	$3,058,207
HomeGoods	452,004	382,864
A.J. Wright	197,841	163,713
International segments:
TJX Canada	611,485	576,971
TJX Europe	603,073	579,775

	$5,244,946	$4,761,530

Segment profit (loss):
U.S. segments:
Marmaxx	$422,754	$278,661
HomeGoods	39,454	14,675
A.J. Wright	1,273	(788)
International segments:
TJX Canada	113,011	109,782
TJX Europe	48,790	48,212

	625,282	450,542

General corporate expenses	46,612	33,835
Provision (credit) for Computer Intrusion related costs	—	(7,000)
Interest expense, net	12,665	5,449

Income from continuing operations before provision for income taxes	$566,005	$418,258

	Thirty-Nine Weeks Ended
	October 31,	October 25,
In thousands	2009	2008
Net sales:
U.S. segments:
Marmaxx	$9,464,356	$8,817,687
HomeGoods	1,256,736	1,096,726
A.J. Wright	559,162	478,432
International segments:
TJX Canada	1,531,248	1,604,049
TJX Europe	1,535,196	1,622,586

	$14,346,698	$13,619,480

Segment profit (loss):
U.S. segments:
Marmaxx	$1,111,775	$855,222
HomeGoods	79,559	25,738
A.J. Wright	7,057	(2,438)
International segments:
TJX Canada	180,709	211,068
TJX Europe	82,803	63,420

	1,461,903	1,153,010

General corporate expenses	115,062	98,061
Provision (credit) for Computer Intrusion related costs	—	(7,000)
Interest expense, net	28,515	9,764

Income from continuing operations before provision for income taxes	$1,318,326	$1,052,185

Note H. Pension Plans and Other Retirement Obligations
The following represents TJX’s net periodic pension cost and related components:

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
	October 31,	October 25,	October 31,	October 25,
In thousands	2009	2008	2009	2008
Service cost	$6,406	$7,210	$274	$276
Interest cost	7,708	7,757	730	1,064
Expected return on plan assets	(7,157)	(8,594)	—	—
Amortization of prior service cost	4	4	31	32
Recognized actuarial losses	3,439	—	285	671
Settlement cost	—	—	579	—

Total expense	$10,400	$6,377	$1,899	$2,043

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	October 25,	October 31,	October 25,
In thousands	2009	2008	2009	2008
Service cost	$22,537	$22,804	$821	$801
Interest cost	23,490	21,534	2,189	2,524
Expected return on plan assets	(21,167)	(25,777)	—	—
Amortization of prior service cost	12	33	94	94
Recognized actuarial losses	10,242	—	854	953
Settlement cost	—	—	1,737	—

Total expense	$35,114	$18,594	$5,695	$4,372

In fiscal 2009 the Pension Protection Act (PPA) became effective in the U.S., and TJX’s policy is to fund, at a minimum, the amount required to maintain a funded status of 75% to 80% of the pension liability as defined by the PPA. During the nine months ended October 31, 2009, TJX has contributed $58 million to its funded plan and may make additional voluntary contributions during fiscal 2010. TJX anticipates making contributions of $13.1 million to fund current benefit and expense payments under the unfunded plan in fiscal 2010.
Note I. Long-Term Debt and Credit Lines
TJX has a $500 million revolving credit facility maturing in May 2010 and a $500 million revolving credit facility maturing in May 2011. TJX pays six basis points on an annual basis in commitment fees related to both of these facilities. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as backup to TJX’s commercial paper program. TJX had no borrowings outstanding at October 31, 2009 and had $105.9 million of commercial paper borrowings outstanding as of October 25, 2008. The availability under revolving credit facilities was $1 billion at October 31, 2009 and $894.1 million at October 25, 2008.
On April 7, 2009, TJX issued $375 million aggregate principal amount of 6.95% ten-year notes and shortly thereafter called for the redemption of its zero coupon convertible subordinated notes, originally due in 2021. Virtually all of the subordinated notes were converted into 15.1 million shares of TJX common stock by May 8, 2009, at the rate of 32.667 shares per $1,000 note. TJX used the proceeds from the 6.95% notes offering to repurchase additional common stock under its stock repurchase program in fiscal 2010.
On July 23, 2009, TJX issued $400 million aggregate principal amount of 4.20% six-year notes. TJX used a portion of the proceeds from the sale of the notes to refinance its C$235 million term credit facility on August 10, 2009, prior to its scheduled maturity, and expects to use the remainder, together with funds from operations, to pay its $200 million 7.45% notes due December 15, 2009 at maturity.
Note J. Income Taxes
TJX had unrecognized tax benefits of $119.9 million as of October 31, 2009 and $136.1 million as of October 25, 2008.
The effective income tax rate was 38.6% for the fiscal 2010 third quarter compared to 39.2% for last year’s third quarter, primarily due to the unfavorable impact last year of foreign currency gains and losses on certain intercompany loans between TJX and Winners.
The effective income tax rate for the nine months ended October 31, 2009 was 37.9% as compared to 36.9% for last year’s comparable period as a result of the absence in fiscal 2010 of tax benefits included in the fiscal 2009 effective rate, partially offset by the favorable impact in the current year due to the tax treatment of foreign exchange gains on certain intercompany loans. The nine months ended October 25, 2008 included a $15 million reversal of several uncertain tax positions as a result of federal and state filings and a $4 million benefit due to revised guidance on the deductibility of performance-based pay for executive officers and on tax benefits relating to TJX’s Puerto Rican subsidiary.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $50.0 million as of October 31, 2009 and $46.9 million as of October 25, 2008.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings, that reflect such positions taken by TJX, may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range of $5.0 million to $70.0 million.
Note K. Disclosures about Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Authoritative guidance classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are less active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability.

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

	October 31,	January 31,	October 25,
In thousands	2009	2009	2008

Level 1
Assets:
Cash equivalents	$830,405	$161,592	$60,893
Executive savings plan	52,981	40,636	39,771

Level 2
Assets:
Foreign currency exchange contracts	$5,855	$9,534	$154,838
Interest rate swaps	1,490	1,859	1,250

Liabilities:
Foreign currency exchange contracts	$4,594	$1,435	$65,777
Diesel fuel contracts	582	4,931	—
Interest rate swaps	—	—	386
The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market value quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of the current installments of long-term debt at October 31, 2009 was $201.9 million versus a carrying value of $200.4 million. The fair value of long-term debt at that date was $853.5 million versus a carrying value of $774.3 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
Our cash equivalents are stated at cost, which approximates fair value, due to the short maturities of these instruments.
Our executive savings plan is invested in securities traded in active markets and carried at unadjusted quoted prices.
As a result of its international operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect its operating results and financial position. When it deems appropriate, TJX seeks to manage risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are not used for trading or other speculative purposes, and TJX has not used leveraged derivative financial instruments. The forward foreign currency exchange contracts and interest rate swaps are valued using broker quotations which include observable market information and, in the instance of one contract, proprietary models. TJX makes no adjustments to quotes or prices obtained from brokers or pricing services but assesses the credit risk of counterparties and adjusts final valuations, when appropriate. Where independent pricing services provide fair values, TJX obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within level 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 31, 2009
Compared to
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 25, 2008
Business Overview
We are the leading off-price retailer of apparel and home fashions in the United States and worldwide. Our over 2,700 stores offer a rapidly changing assortment of quality, brand-name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices every day. We are known for our treasure hunt shopping experience and excellent values. The operating platforms and strategies of all of our retail concepts are synergistic. Therefore, we capitalize on our off-price expertise and systems throughout our business, leverage best practices, initiatives and new ideas across our concepts, utilize buying synergies of our concepts to enhance our global relationships with vendors, and develop talent by providing opportunities across our concepts.
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
Results of Operations
We entered fiscal 2010 faced with the challenges of a worldwide recession and established a three-pronged strategy for managing through the challenging economic times: plan same store sales conservatively, allowing better flow-through to the bottom line if we exceed plans; run with very lean inventories and buy closer to need than in the past, designed to increase inventory turns and drive traffic to our stores; and focus on cost cutting measures and controlling expenses. Implementing this strategy has proven successful and we posted third quarter and year-to-date results significantly above our expectations and ahead of last year. Highlights of our financial performance for the third quarter and first nine months of fiscal 2010 include the following:
•	Consolidated same store sales increased 7% for the third quarter and increased 5% for the nine-month period over last year’s comparable periods. Same store sales growth was driven by significant increases in customer traffic and strong performance by virtually all of our businesses.

•	Net sales increased 10% to $5.2 billion for the third quarter and 5% to $14.3 billion for the nine-month period over last year’s comparable periods. Stores in operation and total selling square footage were both up 4% as of October 31, 2009 when compared to the same period last year. For both the quarter and nine-month periods of fiscal 2010, increases in consolidated same store sales and the increases in our number of stores in operation were partially offset by foreign currency exchange rates, which negatively impacted sales growth.

•	Our fiscal 2010 third quarter pre-tax margin (the ratio of pre-tax income to net sales) was 10.8% compared to 8.8% for the same period last year. Year-to-date, our pre-tax margin was 9.2% compared to 7.7% for the same period last year. The improvement in both the third quarter and nine-month periods of fiscal 2010 was primarily driven by increased merchandise margins, which were achieved through well executed buying and faster turning inventories.

•	Our cost of sales ratios improved in both the third quarter and nine-month periods, primarily due to improved merchandise margins, partially offset by the negative impact of the mark-to-market adjustment of our inventory-related hedges. Selling, general and administrative expense ratios decreased for both the third quarter and nine-month periods, due to levering of expenses.

•	Income from continuing operations for the third quarter of fiscal 2010 was $347.8 million, or $0.81 per diluted share compared to $254.1 million, or $0.58 per diluted share, in last year’s third quarter. Income from continuing operations for the nine months ended October 31, 2009 was $818.6 million, or $1.91 per diluted share compared to $664.2 million, or $1.50 per diluted share, for the same period last year. Diluted earnings per share from continuing operations for the nine months ended last year benefited by $0.02 from tax related reserve adjustments. Both the third quarter and nine months ended October 25, 2008 benefited by $0.01 for adjustments related to the provision for costs associated with the Computer Intrusion that was discovered in fiscal 2007.

•	During the third quarter of fiscal 2010, we repurchased 8.2 million shares of our common stock at a cost of $304 million, and for the first nine months of fiscal 2010, we repurchased 16.1 million shares of our common stock at a cost of $541 million. Diluted earnings per share reflect the benefit of the stock repurchase program. In conjunction with a $375 million notes offering in our fiscal 2010 first quarter, we called for the redemption of our zero coupon convertible subordinated notes, originally due in 2021. Virtually all of the subordinated notes were converted into 15.1 million shares of TJX common stock. We used the net proceeds from the $375 million notes offering to repurchase common stock under our stock repurchase program.

•	Consolidated average per store inventories, including inventory on hand at our distribution centers, as of October 31, 2009 were down 5% from the prior year and were down 6% as of October 25, 2008 from the comparable prior year’s quarter end. Excluding the impact of foreign currency exchange, average per store inventories, including inventory on hand at our distribution centers, as of October 31, 2009 were down 7% compared to the prior year’s quarter end.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. All references to earnings per share are diluted earnings per share unless otherwise indicated.
Net sales: Consolidated net sales for the quarter ended October 31, 2009 were $5.2 billion, up 10% from $4.8 billion in last year’s third quarter. The increase in our fiscal 2010 third quarter sales reflected a 7% increase in same store sales, and a 4% increase from new stores, partially offset by a 1% decrease from the negative impact of foreign currency exchange rates. This compares to sales growth of 2% in last year’s third quarter which consisted of 1% from same store sales and a 3% increase in new stores, partially offset by a 2% negative impact from foreign currency exchange rates.
Consolidated net sales for the nine months ended October 31, 2009 were $14.3 billion, up 5% from $13.6 billion in last year’s comparable period. The increase in net sales for the nine months ended October 31, 2009 reflected a 5% increase in same store sales and a 3% increase from new stores, offset by 3% decrease from the negative impact of foreign currency exchange rates. This compares to sales growth of 5% in last year’s nine-month period which consisted of 2% from same store sales and 3% from new stores, with no material effect from foreign currency exchange rates.
New stores are a major source of sales growth. Both our consolidated store count and selling square footage increased by 4% as of October 31, 2009 as compared to October 25, 2008.
The same store sales increases for both the third quarter and nine months ended October 31, 2009 were driven by increased customer traffic across virtually all of our businesses. The increase in customer traffic has accelerated during the year. Juniors, dresses, children’s apparel, footwear and accessories performed particularly well in the third quarter and nine-month period. Home fashions, which had been negatively affected by the weak housing market, recorded strong same store sales increases in the third quarter. Geographically, same store sales increases in Europe and Canada trailed the consolidated average. In the U.S., sales were strong throughout the country with the Midwest, Southeast and West Coast above the average and New England and Florida below the average.
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

The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	October 25,	October 31,	October 25,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	72.5	74.3	74.0	75.3
Selling, general and administrative expenses	16.5	17.0	16.7	16.9
Provision (credit) for Computer Intrusion related costs	—	(0.1)	—	(0.1)
Interest expense, net	0.2	0.1	0.2	0.1

Income from continuing operations before provision for income taxes*	10.8%	8.8%	9.2%	7.7%

*	Due to rounding, the individual items may not sum to Income from continuing operations before provision for income taxes.
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
Inventory-related purchase commitment hedges: We routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our international divisions purchase goods in currencies other than their local currencies (primarily U.S. dollar purchases). As we have not elected “hedge accounting” as defined in generally accepted accounting principles, we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of these adjustments is effectively offset when the inventory being hedged is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect cost of sales, operating margins and reported earnings.
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 1.8 percentage points for the third quarter ended October 31, 2009 as compared to the same period last year. Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 1.3 percentage points for the first nine months of fiscal 2010. The improvement in both periods was due to improved consolidated merchandise margin, which increased 2.4 percentage points for the third quarter and increased 1.7 percentage points for the nine-month period. Merchandise margin improvement was due to an increase in markon along with a reduction in markdowns compared to the prior year. These increases were partially offset by the negative impact of the mark-to-market adjustments on inventory hedges in fiscal 2010, which increased this cost ratio by 0.4 percentage points in the third quarter and 0.2 percentage points in the year-to-date period. Additionally, for the periods ending October 31, 2009, buying and occupancy expense leverage was offset by higher accruals for performance-based benefit and incentive plans that cover many associates across our organization. The higher accruals are the result of operating performance that is well ahead of our objectives.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, decreased 0.5 percentage points to 16.5% for the third quarter ended October 31, 2009 and decreased 0.2 percentage points to 16.7% for the nine-month period ended October 31, 2009, as compared to the same periods last year. This improvement in the expense ratio is due to levering of expenses and savings from our expense reduction initiatives. The improvement in this expense ratio for both the third quarter and nine-month periods was partially offset by higher incentive and benefit plan accruals tied to performance, as discussed above. These increased costs reduced this expense ratio by 0.4 percentage points in the fiscal 2010 third quarter and 0.2 percentage points in the fiscal 2010 year-to-date period. We anticipate a savings of approximately $150 million for fiscal 2010 as a result of our expense reduction initiatives, some of which will benefit our cost of sales including buying and occupancy costs.
Interest expense, net: Interest expense, net, amounted to expense of $12.7 million for the third quarter of fiscal 2010 compared to expense of $5.4 million for the same period last year. Interest expense, net, amounted to expense of $28.5 million for the nine months ended October 31, 2009 compared to expense of $9.8 million for the same period last year. Net interest expense includes interest income of $1.9 million for the fiscal 2010 third quarter and $6.6 million for the fiscal 2010 year-to-date period. This compares to interest income of $3.4 million in the third quarter of fiscal 2009 and $17.6 million in the fiscal 2009 nine-month period. Interest income decreased as a result of lower interest income rates on investments, more than offsetting an increase in cash balances available for investment. Gross interest expense for fiscal 2010 increased over last year for both the third quarter and year-to-date as a result of the incremental interest cost of the $375 million aggregate principal amount of 6.95% notes issued in April 2009 and the $400 million aggregate principal amount of 4.20% notes issued in July 2009. The 6.95% notes were issued in connection with the call for redemption of our zero coupon convertible securities, and we repaid our C$235 million credit facility prior to its scheduled maturity upon issuance of the 4.20% notes. The impact of the incremental interest cost on earnings per share of these two debt issues will be partially offset by a benefit in our earnings per share, as the majority of the incremental shares issued upon redemption of the convertible notes were repurchased with the net proceeds of the 6.95% notes. For more information on these note offerings, see the discussion under Liquidity and Capital Resources.
Income taxes: The effective income tax rate was 38.6% for the fiscal 2010 third quarter, compared to 39.2% for last year’s third quarter. The decrease in rate for the third quarter was largely driven by the unfavorable impact in the prior year due to the tax treatment of foreign currency gains on certain intercompany loans between TJX and Winners.
The effective income tax rate for the nine months ended October 31, 2009 was 37.9% as compared to 36.9% for last year’s comparable period. The increase in the year-to-date effective income tax rate is due to the absence of tax benefits included in the fiscal 2009 effective rate, partially offset by the favorable impact in the current year due to the tax treatment of foreign currency gains on certain intercompany loans. The nine months ended October 25, 2008 included a $15 million reversal of several uncertain tax positions as a result of federal and state filings and a $4 million benefit due to revised guidance on the deductibility of performance-based pay for executive officers and tax benefits relating to TJX’s Puerto Rican subsidiary. On a combined basis, these tax benefits reduced the fiscal 2009 nine-month effective income tax rate by 1.8 percentage points.
Income from continuing operations: Income from continuing operations for the third quarter ended October 31, 2009 was $347.8 million, or $0.81 per diluted share, versus $254.1 million, or $0.58 per diluted share, in last year’s third quarter. Changes in foreign currency rates affected the comparability of results. The net effect of the foreign currency items described above benefited our fiscal 2010 third quarter earnings by $0.02 per share compared to a $0.05 per share favorable impact in last year’s third quarter. In addition, the adjustment to the provision for Computer Intrusion related costs last year increased earnings by $0.01 per share.
Income from continuing operations for the nine months ended October 31, 2009 was $818.6 million, or $1.91 per diluted share, versus $664.2 million, or $1.50 per diluted share, for the same period last year. Foreign currency items reduced our fiscal 2010 year-to-date earnings per share by $0.04 per share as compared to a benefit of $0.04 per share in the same period last year. Additionally, last year’s year-to-date period included a $0.02 per share benefit from first quarter tax related reserve adjustment and a $0.01 per share benefit due to the adjustment to the provision for Computer Intrusion related costs.
Our share repurchase program also affects the comparability of earnings per share. We repurchased 8.2 million shares of our stock at a cost of $303.9 million in the third quarter of fiscal 2010 and repurchased 16.1 million shares at a cost of $540.6 million in the first nine months of fiscal 2010. During the third quarter of fiscal 2009, we repurchased 7.2 million shares of our common stock at a cost of $226.0 million, and for the first nine months of fiscal 2009, we repurchased 21.2 million shares of our common stock at a cost of $676.1 million.
Discontinued operations and net income: Last year’s third quarter and year-to-date period include the loss on sale of the Bob’s Stores division in discontinued operations. In addition, the operating results for Bob’s Stores for all periods prior to the sales are included in discontinued operations. Including the impact of discontinued operations, net income was $347.8 million, or $0.81 per share, for the third quarter of fiscal 2010, compared to $235.8 million, or $0.54 per share, for the same period last year. Net income was $818.6 million, or $1.91 per share, for the nine months ended October 31, 2009, compared to $629.9 million, or $1.42 per share, for the same period last year.
Segment information: The following is a discussion of the operating results of our business segments. In the U.S., we have three segments: our T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright each is reported as a separate segment. TJX’s stores operated in Canada (Winners and HomeSense) are reported as the TJX Canada segment, and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported as the TJX Europe segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense, any Provision for Computer Intrusion related costs and interest. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments:
U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	October 25,	October 31,	October 25,
Dollars in millions	2009	2008	2009	2008

Net sales	$3,380.5	$3,058.2	$9,464.4	$8,817.7
Segment profit	$422.8	$278.7	$1,111.8	$855.2
Segment profit as a percentage of net sales	12.5%	9.1%	11.7%	9.7%
Percent increase in same store sales	9%	—	5%	1%
Stores in operation at end of period
T.J. Maxx			889	872
Marshalls			820	807

Total Marmaxx			1,709	1,679

Selling square footage at end of period (in thousands)
T.J. Maxx			20,859	20,500
Marshalls			20,658	20,430

Total			41,517	40,930

Net sales for Marmaxx increased 11% for the third quarter and increased 7% for the nine-month period of fiscal 2010 as compared to the same periods last year. Same store sales for Marmaxx increased 9% in the third quarter and 5% for the first nine months of fiscal 2010.
Sales at Marmaxx for both the third quarter and nine-month periods reflected increased customer traffic, partially offset by a decrease in the amount of the average transaction. Categories that posted strong same store sales increases included juniors, dresses, childrens, and footwear. Home categories also improved at Marmaxx during the third quarter, bringing same store sales increases for the category to just below the chain average for the nine-months ended October 31, 2009. Geographically, there were strong trends throughout the country. Same store sales were strongest in the Midwest, Southwest and Southeast, while New England and Florida were below the chain average for both the third quarter and first nine months of fiscal 2010.
Segment profit for the third quarter ended October 31, 2009 grew to $422.8 million, a 52% increase over segment profit in last year’s third quarter. Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) increased to 12.5% from 9.1% last year. Segment profit for the nine months ended October 31, 2009 increased to $1,111.8 million, up 30% compared to the same period last year. Segment profit margin was 11.7% for the nine-month period in fiscal 2010 versus 9.7% last year. The increase in segment margin for both periods was driven by improved merchandise margins, which were up 2.7 percentage points for the third quarter and 1.9 percentage points for the nine months ended October 31, 2009. Segment margin also improved due to expense levering on strong same store sales results, primarily occupancy and store operating costs. The improvement in segment margin for this year’s third quarter and nine-month periods was partially offset by an increase in administrative costs as a percentage of sales, primarily due to higher accruals for performance-based benefit and incentive plans as a result of operating performance well ahead of objectives.
As of October 31, 2009, Marmaxx’s average per store inventories, including inventory on hand at its distribution centers, were down 6% as compared to these inventory levels at the same time last year. This compares to average per store inventories at October 25, 2008 that were down 1% compared to those of the prior year period. As of October 31, 2009 Marmaxx, also had fewer dollars committed to inventory, as inventory on hand and merchandise on order were down on a per store basis from the end of last year’s third quarter.
This segment operates four ShoeMegaShop by Marshalls, a family shoe concept, in a stand-alone format, which are included in the Marshalls’ information above.
HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	October 25,	October 31,	October 25,
Dollars in millions	2009	2008	2009	2008

Net sales	$452.0	$382.9	$1,256.7	$1,096.7
Segment profit	$39.5	$14.7	$79.6	$25.7
Segment profit as a percentage of net sales	8.7%	3.8%	6.3%	2.3%
Percent increase (decrease) in same store sales	13%	(5)%	7%	(1)%
Stores in operation at end of period			324	315
Selling square footage at end of period (in thousands)			6,360	6,185
HomeGoods’ net sales for the third quarter of fiscal 2010 increased 18% compared to the same period last year, and for the first nine months of fiscal 2010, increased 15% over the same period last year. Same store sales increased 13% for the third quarter of fiscal 2010, versus a decrease of 5% for the same period last year. Segment margin for the quarter and nine-month periods was significantly up from the same periods last year. More than half of the increase in segment margin was the result of increased merchandise margins, driven by improved inventory management, resulting in lower markdowns as well as higher markon. The balance of the segment margin improvement was attributable to the levering of expenses due to strong same store sales, along with the effective expense control relating primarily to operational efficiencies, partially offset by higher accruals for performance-based benefit and incentive plans as a result of operating performance well ahead of objectives.
A.J. Wright

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	October 25,	October 31,	October 25,
Dollars in millions	2009	2008	2009	2008

Net sales	$197.8	$163.7	$559.2	$478.4
Segment profit (loss)	$1.3	$(0.8)	$7.1	$(2.4)
Segment profit (loss) as a percentage of net sales	0.6%	(0.5)%	1.3%	(0.5)%
Percent increase in same store sales	11%	5%	10%	6%
Stores in operation at end of period			148	135
Selling square footage at end of period (in thousands)			2,966	2,681
A.J. Wright’s net sales increased 21% for the fiscal 2010 third quarter and 17% for the nine-month period ending October 31, 2009 as compared to the same periods last year. Segment profit was $1.3 million in the fiscal 2010 third quarter and $7.1 million in the fiscal 2010 nine-month period, compared to losses in the same periods last year.

Segment margin increases in both periods were primarily due to improved merchandise margin. We believe we have had better merchandising and advertising effectiveness at A.J. Wright due to our improved understanding of its customers’ tastes and spending habits.
International Segments:
TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	October 25,	October 31,	October 25,
U.S. Dollars in millions	2009	2008	2009	2008

Net sales	$611.5	$577.0	$1,531.2	$1,604.0
Segment profit	$113.0	$109.8	$180.7	$211.1
Segment profit as a percentage of net sales	18.5%	19.0%	11.8%	13.2%
Percent increase in same store sales	1%	5%	1%	5%
Stores in operation at end of period
Winners			211	201
HomeSense			79	75

Total			290	276

Selling square footage at end of period (in thousands)
Winners			4,847	4,622
HomeSense			1,527	1,437

Total			6,374	6,059

Net sales for the Canadian segment (Winners and HomeSense) increased 6% for the third quarter ended October 31, 2009 versus last year’s third quarter. Net sales for the Canadian segment decreased 5% for the nine-month period versus the same period last year. The decrease was primarily due to foreign currency translation, which reduced nine-month sales by approximately $155 million. Same store sales were up 1% for both the third quarter and nine-month periods of fiscal 2010.
Segment profit increased slightly to $113 million for the third quarter of fiscal 2010 and decreased by $30 million for the nine-month period ended October 31, 2009. The impact of foreign currency translation was immaterial to segment profit for the third quarter but decreased segment profit by $15 million for the nine-month period of fiscal 2010 compared to the same periods in the prior year. Since currency translation generally impacts both sales and expenses, it had little or no impact on segment margin. Segment margin decreased 0.5 percentage points to 18.5% for this year’s third quarter and decreased 1.4 percentage points to 11.8% for the nine-month period ended October 31, 2009. The foreign currency impact of the mark-to-market adjustment on inventory-related hedges had a significant impact on segment profit and segment margin comparisons in both periods. The mark-to-market adjustment on inventory related hedges increased segment profit in the fiscal 2010 third quarter by $19 million compared to an increase of $28 million in last year’s third quarter. This differential resulted in a reduction in third quarter segment margin comparisons of 1.9 percentage points, more than offsetting improved merchandise margins in the fiscal 2010 third quarter. For the fiscal 2010 nine-month period, the mark-to-market adjustment on inventory-related hedges reduced segment profit by $1 million, compared to an increase of $24 million in last year’s nine-month period. This differential of $25 million reduced segment margin comparisons on a year-to-date basis by 1.6 percentage points. In addition for both the quarter and nine-month period of fiscal 2010, segment margin was unfavorably impacted by higher accruals for performance-based benefit and incentive plans.
This segment also operates three StyleSense stores, which are included in the Winners information in the above table.

TJX Europe

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	October 25,	October 31,	October 25,
U.S. Dollars in millions	2009	2008	2009	2008

Net sales	$603.1	$579.8	$1,535.2	$1,622.6
Segment profit	$48.8	$48.2	$82.8	$63.4
Segment profit as a percentage of net sales	8.1%	8.3%	5.4%	3.9%
Percent increase in same store sales	1%	4%	4%	5%
Stores in operation at end of period
T.K. Maxx			262	235
HomeSense			14	7

Total			276	242

Selling square footage at end of period (in thousands)
T.K. Maxx			6,089	5,379
HomeSense			222	107

Total			6,311	5,486

European net sales increased 4% for the third quarter of fiscal 2010 and decreased 5% for the nine months ended October 31, 2009 compared to the same periods last year. Currency exchange translation negatively impacted the fiscal 2010 results for both periods, reducing net sales in the third quarter by $58 million and reduced net sales in the nine-month period by $320 million. Same store sales increased 1% for the third quarter of fiscal 2010, compared to a 4% increase in the same period last year. Same store sales increased 4% for the nine-month period this year compared to a same store sales increase of 5% for the comparable period last year.
Segment profit increased to $48.8 million for the third quarter ended October 31, 2009 and to $82.8 million for the first nine months of fiscal 2010. Currency exchange translation negatively affected segment profit by approximately $5 million in the third quarter of fiscal 2010 and $14 million for the nine-month period compared to prior year. Segment margin decreased to 8.1% for the third quarter of fiscal 2010 and increased to 5.4% for the first nine months of fiscal 2010 as compared to the same periods last year. Segment margin for the fiscal 2010 third quarter reflected improved merchandise margins which were more than offset by the impact of the mark-to-market adjustment on inventory-related hedges and de-levering of expenses, primarily occupancy costs, on the 1% same store sales increase. The increases in segment margin for the nine months ended October 31, 2009 reflected improved merchandise margins, as well as expense leverage in distribution center costs, partially offset by the impact of the mark-to-market adjustment on inventory-related hedges and expansion costs for European development. In addition, like our other segments, segment margin was unfavorably impacted by higher accruals for performance-based benefit and incentive plans.
In the third quarter of fiscal 2010, TJX Europe opened four new stores in Poland.
General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	October 25,	October 31,	October 25,
Dollars in millions	2009	2008	2009	2008

General corporate expense	$46.6	$33.8	$115.1	$98.1
General corporate expense for segment reporting purposes refers to those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The increase in general corporate expense in the fiscal 2010 third quarter and nine-month periods compared to the same periods last year is primarily due to an $8 million contribution to the TJX Foundation in the fiscal 2010 third quarter, as well as higher performance-based incentive and benefit plan accruals. In addition, the fiscal 2010 year-to-date period, includes restructuring costs of $3 million related to our expense reduction initiatives.

Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $1,289 million for the nine months ended October 31, 2009, an increase of $562 million over the $727 million provided for the nine months ended October 25, 2008. Net income, together with the non-cash impact of depreciation and the pre-tax loss from discontinued operations in fiscal 2009 provided cash of $1,138 million in the first nine months of fiscal 2010 compared to $962 million last year. The change in deferred income taxes primarily attributable to accelerated tax depreciation and the funding of our pension plan favorably impacted cash flows in the first nine months this year by $131 million compared to a benefit of $27 million last year. Also favorably impacting the comparison of this year’s cash flow from operations to the prior year’s was the change in merchandise inventory, net of the related change in accounts payable, which resulted in a use of cash in fiscal 2010 that was $332 million less than the prior year. This year’s cash flow also benefited from a favorable change of $38 million due to the timing of our payments of current federal and state income taxes. Partially offsetting the favorable changes in cash flows was an unfavorable change in accrued expenses and other liabilities of $76 million due in part to voluntary contributions of $58 million to the Company’s defined benefit plan in fiscal 2010.
Investing activities relate primarily to property additions for new stores, store improvements and renovations and investment in our distribution network. Cash outlays for property additions amounted to $319 million in the nine months ended October 31, 2009, compared to $443 million in the same period last year. We anticipate that capital spending for fiscal 2010 will be approximately $500 million. Investing activities also reflect the net purchase of $73 million of short-term investments with an initial maturity in excess of three months, which are not classified as cash on the balance sheet.
Cash flows from financing activities for the nine months ended October 31, 2009 include the net proceeds of $774 million from two debt offerings. On April 7, 2009, we issued $375 million aggregate principal amount of 6.95% ten-year notes. Related to this transaction, TJX called for the redemption of its zero coupon convertible subordinated notes, virtually all of which converted into 15.1 million shares of common stock by May 8, 2009. We used the proceeds of the 6.95% notes to repurchase additional shares of common stock under our stock repurchase program. On July 23, 2009, we issued $400 million aggregate principal amount of 4.20% six-year notes. We used a portion of the proceeds of this offering to refinance our C$235 million term credit facility on August 10, 2009, prior to its scheduled maturity, and plan to use the remainder, together with funds from operations, to pay our 7.45% notes due December 15, 2009 at maturity.
We continued our share repurchase program, and during the nine months ended October 31, 2009, we repurchased and retired 16.1 million shares of our common stock at a cost of $541 million. We record the repurchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. In the nine months ended October 25, 2008, we repurchased and retired 21.2 million shares of our common stock at a cost of $676 million. As of October 31, 2009, $204 million remained available for purchase under the $1 billion program authorized by the Board of Directors in February 2008, together with $1 billion under a new stock repurchase program authorized in September 2009 by the Board of Directors. The timing of repurchases is determined by TJX from time to time based on its assessment of various factors including excess cash flow, liquidity and market conditions. Lastly, financing activities included $154 million of proceeds from the exercise of stock options in the first nine months this year compared to $141 million last year, and dividends paid on common stock were $147 million for the first nine months this year versus $131 million last year.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. We have a $500 million revolving credit facility maturing in May 2010 and a $500 million revolving credit facility maturing in May 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements have served as backup to our commercial paper program. We had no outstanding short-term borrowings at October 31, 2009 and had $105.9 million of commercial paper borrowings outstanding as of October 25, 2008. The availability under revolving credit facilities was $1 billion at October 31, 2009 and $894.1 million at October 25, 2008. We believe internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.

Contractual obligations: Our contractual obligations for long-term debt have changed significantly since the filing of our Annual Report on Form 10-K on March 31, 2009. As of October 31, 2009, we had payment obligations (including current installments) under long-term debt arrangements that will require cash outflows as follows (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Long-term debt obligations including estimated interest and current installments	$1,343,540	$250,671	$85,725	$85,725	$921,419
The long-term debt obligations above include estimated interest costs.
Provision for Computer Intrusion related costs: In the third quarter of fiscal 2008, we established a reserve to reflect our estimate of our probable losses in accordance with generally accepted accounting principles with respect to the Computer Intrusion. As of October 31, 2009, our reserve balance was $25.2 million, which reflects our current estimate of remaining probable losses with respect to the Computer Intrusion, including litigation, proceedings and other claims, as well as legal, monitoring, reporting and other costs. As an estimate, our reserve is subject to uncertainty, our actual costs may vary from our current estimate and such variations may be material. We may decrease or increase the amount of our reserve as a result of developments in litigation and claims, related expenses, receipt of insurance proceeds and for other changes.
Recently Issued Accounting Pronouncements
See New Accounting Standards in Note A to our unaudited consolidated financial statements included in this quarterly report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
Forward-looking Statements
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: effects of the current economic environment; changes in currency and exchange rates; our ability to successfully implement our opportunistic buying strategies and to manage our inventories effectively; our ability to successfully expand our store base and increase comparable store sales; failure to meet market expectations; successful advertising and promotion; consumer confidence, demand, spending habits and buying preferences; matters relating to the Computer Intrusion including potential losses that could differ from our reserve, potential effects on our reputation and sales, compliance with orders, and other consequences to the value of our Company and related value of our stock; competitive factors; effects of unseasonable weather; our ability to recruit and retain associates; success of our acquisition and divestiture activities; our ability to successfully implement technologies and systems and protect data; our ability to continue to generate adequate cash flows; issues with merchandise quality and safety; import risks; risks of expansion and costs of contraction; risks inherent in foreign operations; general economic conditions, including fluctuations in the price of oil; compliance with and changes in laws and regulations and accounting rules and principles; availability of store and distribution center locations on suitable terms; factors affecting expenses; our ability to execute our share repurchase program; availability and cost of financing; potential disruptions due to wars, natural disasters and other events beyond our control; adverse outcomes for any significant litigation; adequacy of reserves; asset impairments and other charges; closing adjustments; and other factors that may be described in our filings with the Securities and Exchange Commission.

We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not enter into derivatives for speculative or trading purposes.
Foreign Currency Exchange Risk
     We are exposed to foreign currency exchange rate risk on our investment in our Canadian and European operations on the translation of these foreign operations into the U.S. dollar and on purchases by our operations of goods in currencies that are not their local currencies. As more fully described in Notes A and E to the consolidated financial statements to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009, we hedge certain merchandise purchase commitments incurred by these operations with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of October 31, 2009, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income from continuing operations for the nine months ended October 31, 2009 by approximately $26 million.
Interest Rate Risk
     Our cash equivalents and short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We periodically enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding. As of October 31 2009, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Equity Price Risk
     The assets of our qualified pension plan, a large portion of which are invested in equity securities, are subject to the risks and uncertainties of the financial markets. We allocate the pension assets in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. As a result of the significant decline in the financial markets in 2009, the value of our pension plan assets decreased, which substantially increased the unfunded status of our plan, reduced shareholders’ equity on our balance sheet and required additional funding to the plan.
Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 31, 2009 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Not applicable.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2009, as filed with the SEC on March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
     The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2010 and the average price paid per share are as follows:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
	Total		Purchased as Part of a	May Yet be Purchased
	Number of Shares	Average Price Paid	Publicly Announced	Under the Plans or
	Repurchased (1)	Per Share (2)	Plan or Program(3)	Programs(3)
August 2, 2009 through August 29, 2009	1,807,000	$35.69	1,807,000	$443,690,304

August 30, 2009 through October 3, 2009	3,168,900	$36.67	3,168,900	$1,327,492,872

October 4, 2009 through October 31, 2009	3,194,965	$38.56	3,194,965	$1,204,300,070

Total:	8,170,865		8,170,865

(1)	All shares were purchased as part of publicly announced plans.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	The $304 million in stock repurchases during the fiscal 2010 third quarter were made under the multi-year stock repurchase plan of $1 billion authorized by TJX’s Board of Directors in February 2008, under which $204 million remained as of October 31, 2009. In September 2009, TJX’s Board of Directors approved a multi-year stock purchase plan of an additional $1 billion, all of which remained available as of October 31, 2009. Neither stock repurchase plan has an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 6. Exhibits

10.1	Letter Agreement dated as of September 17, 2009 with Ernie Herrman.

12.1	Form of Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan for certain executives.

12.2	Form of Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan for employees.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)

/s/ Jeffrey G. Naylor
Date: December 1, 2009	Jeffrey G. Naylor, Chief Financial and Administrative Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Letter Agreement dated as of September 17, 2009 with Ernie Herrman.

12.1	Form of Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan for certain executives.

12.2	Form of Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan for employees.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, formatted in XBRL (Extensible Business Reporting Language):
(i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.