Form 10-K
period 2010-01-30
TJX COMPANIES INC /DE/
filed 2010-03-30
CIK 109198

united states
securities and exchange commission
washington, dc 20549

form 10-k

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ x ] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ x ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [  ] NO [ x ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on August 1, 2009 was $15,271,706,337, based on the closing sale price as reported on the New York Stock Exchange.

There were 409,386,126 shares of the registrant’s common stock, $1.00 par value, outstanding as of January 30, 2010.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 2, 2010 (Part III).

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K and our 2009 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2009 Annual Report to Shareholders under “Letter to Shareholders” and “Financial Graphs.” Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. These “forward looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of this Form 10-K describe major risks to our business. A variety of factors including these risks could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should our underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made, and we do not undertake any obligation to update any forward-looking statement, whether to reflect new information, future events or otherwise. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission (‘SEC’), on our website, or otherwise.

Part I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. (REMOVED AND RESERVED)
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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Part IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EX-10.8 Employment Agreement dated as of January 29, 2010
EX-10.9 Employment Agreement dated as of January 29, 2010
EX-10.13 Form of a Performance-Based Restricted Stock Award Granted Under Stock Incentive Plan
EX-10.14 Form of a Performance-Based Deferred Stock Award Granted Under Stock Incentive Plan
EX-21 Subsidiaries
EX-23 Consents of Independent Registered Public Accounting Firm
EX-24 Power of Attorney
EX-31.1 Certification Statement of Chief Executive Officer pursuant to Section 302
EX-31.2 Certification Statement of Chief Financial Officer pursuant to Section 302
EX-32.1 Certification Statement of Chief Executive Officer pursuant to Section 906
EX-32.2 Certification Statement of Chief Financial Officer pursuant to Section 906
EX-101 INSTANCE DOCUMENT
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

Retail Concepts. We operate eight off-price retail chains in the U.S., Canada and Europe and are known for our treasure hunt shopping experience and excellent values on brand-name merchandise. We turn our inventories rapidly relative to traditional retailers to create a sense of urgency and excitement for our customers and to encourage frequent customer visits. Our flexible “no walls” business model allows us to expand and contract merchandise categories quickly in response to consumers’ changing tastes. The values we offer appeal to a broad range of customers across demographic groups and income levels. The operating platforms and strategies of all of our retail concepts are synergistic. As a result, we capitalize on our off-price expertise and systems throughout our business, leveraging best practices, initiatives and new ideas and developing talent across our concepts. We also leverage the substantial buying power of our businesses to develop our global relationships with vendors.

In the United States:

—	T.J. MAXX and MARSHALLS: T.J. Maxx and Marshalls (together known as Marmaxx) are the largest off-price retailers in the United States with a total of 1,703 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, accent furniture, lamps, rugs, wall décor, decorative accessories and giftware) and other merchandise, primarily targeting the middle to upper-middle income customer demographic. We differentiate T.J. Maxx and Marshalls through product assortment (including an expanded assortment of fine jewelry and accessories at T.J. Maxx and a full line of footwear and broader men’s and juniors’ offerings at Marshalls), in-store initiatives, marketing and store appearance. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains.

—	HOMEGOODS: HomeGoods, introduced in 1992, is an off-price retailer of home fashions in the U.S. Through 323 stores, it sells a broad array of home basics, giftware, accent furniture, lamps, rugs, wall décor, decorative accessories, children’s furniture, seasonal merchandise and other fashions for the home. The HomeGoods’ target customers are similar to those of T.J. Maxx and Marshalls.

—	A.J. WRIGHT: Launched in 1998, A.J. Wright, like T.J. Maxx and Marshalls, sells off-price family apparel, home fashions and other merchandise. Catering to the entire family, key apparel categories for A.J. Wright’s 150 stores include basics, children’s, women’s plus sizes, juniors, young men’s and footwear. Different from all of our other chains, A.J. Wright primarily targets the moderate-income customer demographic.

In Canada:

—	WINNERS: Acquired in 1990, Winners is the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 211 stores across Canada and its target customers are similar to T.J. Maxx and Marshalls. In 2008, Winners began testing StyleSense, a new concept that offers family footwear and accessories.

—	HOMESENSE: HomeSense introduced the home fashions off-price concept to Canada in 2001. The chain has 79 stores with a merchandise mix of home fashions and target customers similar to HomeGoods.

In Europe:

—	T.K. MAXX: Launched in 1994, T.K. Maxx introduced off-price to Europe and remains Europe’s only major off-price retailer of apparel and home fashions. With 263 stores, T.K. Maxx operates in the U.K. and Ireland as well as Germany, where it expanded in 2007, and Poland, where it expanded in 2009. T.K. Maxx offers a merchandise mix and targets customers similar to T.J. Maxx and Marshalls in the U.S. and Winners in Canada.

—	HOMESENSE: HomeSense introduced the home fashions off-price concept to the U.K. in 2008 and its 14 stores offer a merchandise mix of home fashions in the U.K. like that of HomeGoods in the U.S. and HomeSense in Canada. HomeSense primarily targets customers similar to those of HomeGoods in the U.S. and HomeSense in Canada.

Flexible Business Model. Our off-price business model is flexible, particularly for a company of our size, allowing us to react to market trends. Our opportunistic buying and inventory management strategies give us flexibility to adjust our assortments more frequently than traditional retailers, and our stores and distribution centers are built and designed to support this flexibility. By maintaining a liquid inventory position, our merchants can buy close to need, enabling them to buy into current market trends and to take advantage of opportunities in the marketplace. Buying close to need gives us the ability to turn our inventory more rapidly and adjust our pricing to the current market more frequently than conventional retailers. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments in response to customer demand, available merchandise and fashion trends. Our distribution facilities are designed to accommodate our methods of receiving and shipping both small and large quantities of product to our large store base quickly and efficiently.

Opportunistic Buying. We are differentiated from traditional retailers by our opportunistic buying of quality, brand name merchandise. We purchase the majority of our apparel inventory and a significant portion of our home fashion inventory opportunistically and purchase virtually all of our inventory at discounts from initial wholesale prices. Our merchant organization numbers over 700, and we operate 12 buying offices in the U.S. and abroad. We continue to open many new vendors each year, sourcing from a vendor universe of over 12,000 in fiscal 2010. In contrast to traditional retailers, which typically order goods far in advance of the time the product appears on the selling floor, our merchants are in the marketplace virtually every week, buying primarily for the current selling season, and to a limited extent, for a future selling season.

We have not experienced difficulty in obtaining adequate amounts of quality inventory for our business in either favorable or difficult retail environments and believe that we will continue to have adequate inventory as we continue to grow. Buying later in the inventory cycle than traditional retailers and maintaining flexibility in adapting to changing conditions, we are able to take advantage of opportunities to acquire merchandise at substantial discounts, such as order cancellations and manufacturer overruns, which regularly arise from the routine flow of inventory in the highly fragmented apparel and home fashions marketplace. As a result, we are able to buy the vast majority of our inventory opportunistically and directly from manufacturers, with some coming from retailers and other sources. A small percentage of the merchandise we sell is private label merchandise produced specifically for us by third party manufacturers.

We believe a number of factors make us an attractive outlet for the vendor community and provide us excellent access on an ongoing basis to leading branded merchandise. We are willing to purchase less-than-full assortments of items, styles and sizes, pay promptly and do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges. We are able to purchase quantities of inventory that range from small to very large, and we have the ability to sell product through a geographically diverse network of stores. Importantly, in TJX, we offer vendors an outlet with financial strength and an excellent credit rating.

Inventory Management. We offer our customers a rapidly changing selection of merchandise to create a “treasure hunt” experience in our stores. To achieve this, we seek to rapidly turn the inventory in our stores, regularly offering fresh selections of apparel and home fashions at excellent values. Our specialized inventory planning, purchasing, monitoring and markdown systems, coupled with distribution center storage, processing, handling and shipping systems, enable us to tailor the merchandise in our stores to local preferences, achieve rapid in-store inventory turnover on a vast array of products and sell substantially all merchandise within targeted selling periods. We make pricing and markdown decisions and store inventory replenishment determinations centrally, using information provided by specialized computer systems, designed to move inventory through our stores in a timely and disciplined manner. We do not generally engage in promotional pricing activity.

Low Cost Operations. We operate with a low cost structure compared to many other traditional retailers. We focus aggressively on expenses throughout our business. Our advertising budget as a percentage of sales is low compared to traditional retailers. We design our stores, generally located in community shopping centers, to provide a pleasant, convenient shopping environment but do not spend heavily on store fixtures. Additionally, our distribution network is designed to run cost effectively. We continue to pursue cost saving strategies in areas such as non-merchandise procurement, operating efficiencies in our distribution centers and stores, as well as efficiencies in our supply chain.

Customer Service. While we offer a self-service format, we train our store associates to provide friendly and helpful customer service. We also have customer-friendly return policies. We accept a variety of payment methods including cash, credit cards and debit cards. In the U.S., we offer a co-branded TJX credit card and a private label credit card, both through a major bank, but do not maintain customer credit receivables related to either program.

Distribution. We operate 13 distribution centers in the U.S., 2 in Canada and 4 in the U.K. Our distribution centers encompass approximately 11 million square feet. We ship substantially all of our merchandise to our stores through these distribution centers, which are large, highly automated and built to suit our specific, off-price business model, as well as warehouses operated by third parties. We shipped approximately 1.6 billion units to our stores during fiscal 2010.

Store Growth. Expansion of our business through the addition of new stores is an important part of our strategy for TJX as a global, off-price, value company. The following table provides information on the growth and potential growth of each of our chains:

	Approximate	Number of Stores at Year End			Estimated
	Average Store			Fiscal 2011	Ultimate Number
	Size (square feet)	Fiscal 2009	Fiscal 2010	(estimated)	of Stores

In the United States:
T.J. Maxx	30,000	874	890
Marshalls	32,000	806	813

Marmaxx		1,680	1,703	1,756	2,000
HomeGoods	25,000	318	323	332	550-600
A.J. Wright	25,000	135	150	158	500
In Canada:
Winners	29,000	202	211	215	240
HomeSense	24,000	75	79	81	90
In Europe:
T.K. Maxx	32,000	235	263	311	650-725	*
HomeSense	20,000	7	14	20	100-150	**

		2,652	2,743	2,873	4,130-4,305

*	U.K., Ireland, Germany and Poland only

**	U.K. and Ireland only

Included in the Marshalls store counts above are free-standing ShoeMegaShop by Marshalls stores, which sell family footwear (3 stores at fiscal 2010 year end). Included in the Winners store counts above are StyleSense stores in Canada, which sell family footwear and accessories (3 stores at fiscal 2010 year end). Some of our HomeGoods and HomeSense stores are co-located with one of our apparel stores in a superstore format. We count each of the stores in the superstore format as a separate store.

Revenue Information. The percentages of our consolidated revenues by geography for the last three fiscal years were as follows:

	Fiscal 2008		Fiscal 2009		Fiscal 2010

United States	77%		77%		78%
Northeast		26%		26%		26%
Midwest		13%		13%		13%
South (including Puerto Rico)		25%		25%		26%
West		13%		13%		13%
Canada	11%		11%		11%
Europe	12%		12%		11%

Total	100%		100%		100%

The percentages of our consolidated revenues by major product category for the last three fiscal years were as follows:

	Fiscal 2008	Fiscal 2009	Fiscal 2010

Clothing including footwear	62%	62%	61%
Home fashions	26%	25%	26%
Jewelry and accessories	12%	13%	13%

Total	100%	100%	100%

Segment Overview. We operate five business segments: three in the U.S. and one in each of Canada and Europe. Each of our segments has its own administrative, buying and merchandising organization and distribution network. Of our U.S.-based stores, T.J. Maxx and Marshalls, referred to as Marmaxx, are managed together and reported as a single segment, and A.J. Wright and HomeGoods each is reported as a separate segment. Outside the U.S., our chains in Canada are managed together, and our chains in Europe are managed together. Thus, Canada is reported as a segment and Europe is reported as a segment. More detailed information about our segments, including financial information for each of the last three fiscal years, can be found in Note Q to the consolidated financial statements.

STORE LOCATIONS

We operated stores in the following locations as of January 30, 2010:

Stores Located in the United States:

	T.J. Maxx*	Marshalls*	HomeGoods*	A. J. Wright

Alabama	18	4	2	—
Arizona	11	14	6	—
Arkansas	8	—	1	—
California	81	114	34	7
Colorado	11	7	4	—
Connecticut	25	23	10	7
Delaware	3	3	1	—
District of Columbia	1	1	—	1
Florida	67	71	33	3
Georgia	37	27	10	7
Idaho	5	1	1	—
Illinois	37	41	17	19
Indiana	17	10	2	8
Iowa	6	2	—	—
Kansas	6	3	1	—
Kentucky	10	4	3	2
Louisiana	9	10	—	—
Maine	8	4	3	—
Maryland	11	23	7	7
Massachusetts	47	49	21	20
Michigan	33	20	11	8
Minnesota	12	12	8	—
Mississippi	5	3	—	—
Missouri	13	12	6	—
Montana	3	—	—	—
Nebraska	4	2	—	—
Nevada	7	8	4	—
New Hampshire	14	8	5	1
New Jersey	31	40	23	8
New Mexico	3	3	—	—
New York	48	62	24	21
North Carolina	29	20	10	—
North Dakota	3	—	—	—
Ohio	38	18	9	8
Oklahoma	4	4	—	—
Oregon	8	5	3	—
Pennsylvania	39	31	12	6
Puerto Rico	—	16	6	—
Rhode Island	5	6	4	2
South Carolina	19	9	4	—
South Dakota	2	—	—	—
Tennessee	25	13	6	3
Texas	43	66	15	—
Utah	10	—	2	—
Vermont	4	1	1	—
Virginia	31	25	8	9
Washington	15	9	—	—
West Virginia	6	3	1	—
Wisconsin	17	6	5	3
Wyoming	1	—	—	—

Total Stores	890	813	323	150

*	Includes T.J. Maxx, Marshalls or HomeGoods portion of a superstore.

Stores Located in Canada:

	Winners*	HomeSense*

Alberta	24	9
British Columbia	27	14
Manitoba	6	1
New Brunswick	2	2
Newfoundland	3	1
Nova Scotia	8	2
Ontario	98	36
Prince Edward Island	1	—
Quebec	39	12
Saskatchewan	3	2

Total Stores	211	79

*	Includes Winners or HomeSense portion of a superstore.

Stores Located in Europe:

	T.K. Maxx	HomeSense

United Kingdom	220	14
Republic of Ireland	15	—
Germany	24	—
Poland	4	—

Total Stores	263	14

Competition.

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

Employees.

At January 30, 2010, we had approximately 154,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees during the peak back-to-school and holiday seasons.

Trademarks.

We have the right to use our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, HomeSense, T.K. Maxx and A.J. Wright, in relevant countries. Our rights in these trademarks and service marks endure for as long as they are used.

Seasonality.

Our business is subject to seasonal influences. In the second half of the year, which includes the back-to-school and holiday seasons, we generally realize higher levels of sales and income.

Sale of Bob’s Stores.

In fiscal 2009, we sold Bob’s Stores, a value-oriented, branded apparel chain we acquired in fiscal 2004. The loss on the sale and historical results of operations have been accounted for as discontinued operations.

SEC Filings and Certifications.

Copies of our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q and current reports on Form 8-K filed with or furnished to the SEC, and any amendments to those documents, are available free of charge on our website, www.tjx.com, under “SEC Filings,” as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. They are also available free of charge from TJX Investor Relations, 770 Cochituate Road, Framingham, Massachusetts, 01701. The public can read and copy materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, 1-800-SEC-0330. The SEC maintains a website containing all reports, proxies, information statements, and all other information regarding issuers that file electronically (http://www.sec.gov).

Information appearing on TJX’s website is not a part of, and is not incorporated by reference in, this Form 10-K.

Unless otherwise indicated, all store information in this Item 1 is as of January 30, 2010, and references to store square footage are to gross square feet. Fiscal 2008 means the fiscal year ended January 26, 2008, fiscal 2009 means the fiscal year ended January 31, 2009, fiscal 2010 means the fiscal year ended January 30, 2010 and fiscal 2011 means the fiscal year ending January 29, 2011.

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

Global economic conditions may adversely affect our financial performance.

In 2009, economies worldwide were in crisis, and global financial markets experienced extreme volatility, disruption and credit contraction. The volatility and disruption to the capital markets significantly adversely affected global economic conditions, resulting in additional significant recessionary pressures and declines in employment levels, disposable income and actual and perceived wealth. Although there has been some recent improvement, continuing or worsened adverse economic conditions, including higher unemployment, energy and health care costs, interest rates and taxes and tighter credit, could continue to affect consumer confidence and discretionary consumer spending adversely and may adversely affect our sales, cash flows and results of operations. Additionally, renewed financial turmoil in the financial and credit markets could adversely affect our costs of capital and the sources of liquidity available to us and could increase our pension funding requirements.

Fluctuations in foreign currency exchange rates may lead to lower revenues and earnings.

In addition to our U.S. businesses, we operate stores in Canada and Europe and plan to continue to expand our international operations. Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and changes in foreign exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in exchange rates have had and are expected to continue to have a significant impact on our net sales and earnings.

Additionally, we routinely enter into inventory-related hedging instruments to mitigate the impact of foreign exchange on merchandise margins of merchandise purchased by our international segments that is denominated in currencies other than their local currencies. In accordance with U.S. GAAP, we evaluate the fair value of these hedging instruments and make mark-to-market adjustments at the end of an accounting period. These adjustments are of a much greater magnitude when there is significant volatility in currency exchange rates and may have a significant impact on our earnings.

In addition, changes in foreign exchange rates can increase the cost of inventory purchases by our businesses that are denominated in a currency other than the local currency of the business. When these changes occur suddenly, it can be difficult for us to adjust retail prices accordingly, and gross margin can be adversely affected.

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

We purchase the majority of our apparel inventory and much of our home inventory opportunistically with our buyers purchasing close to need. To drive traffic to the stores and to increase same store sales, the treasure hunt nature of the off-price buying experience requires continued replenishment of fresh, high quality, attractively priced merchandise in our stores. While opportunistic buying provides our buyers the ability to buy at desirable times and prices, in the quantities we need and into market trends, it places considerable discretion in our buyers, subjecting us to risks on the timing, pricing, quantity and nature of inventory flowing to the stores. In addition, we base our purchases of inventory, in part, on sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and decreased profit margins if we have excess or slow-moving inventory, or we may have insufficient inventory to meet customer demand, either of which could adversely affect our financial performance. In addition to acquiring inventory, we must properly execute our inventory management strategies through effectively allocating merchandise among our stores, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns. Failure to execute our opportunistic inventory buying and inventory management well could adversely affect our performance and our relationship with our customers.

Failure to continue to expand our operations successfully could adversely affect our financial results.

We have steadily expanded the number of concepts and stores we operate. Our revenue growth is dependent, among other things, upon our ability to continue to expand successfully through new store openings as well as our ability to increase same store sales. Successful store growth requires acquisition and development of appropriate real estate including selection of store locations in appropriate geographies, availability of attractive stores or store sites in such locations and negotiation of acceptable terms. Competition for desirable sites, increases in real estate, construction and development costs and availability and costs of capital could limit our ability to open new stores in desirable locations in the future or adversely affect the economics of new stores. We may encounter difficulties in attracting customers in new markets for various reasons including customers’ lack of familiarity with our brands or our lack of familiarity with local customer preferences and cultural differences. New stores may not achieve the same sales or profit levels as our existing stores, and new and existing stores in a market area may adversely affect each other’s sales and profitability. Further, expansion places significant demands on the administrative, merchandising, store operations, distribution and other organizations in our businesses to manage rapid growth, and we may not do so successfully.

Failure to successfully identify customer trends and preferences to meet customer demand could negatively impact our performance.

Because our success depends on our ability to meet customer demand, we take various steps to keep up with customer trends and preferences including contacts with vendors, monitoring product category and fashion trends and comparison shopping. Our flexible business model allows us to buy close to need and in response to consumer preferences and trends and to expand and contract merchandise categories in response to consumers’ changing tastes. However, identifying consumer trends and preferences and successfully meeting customer demand is challenging, and we may not successfully do so, which could adversely affect our results.

Our quarterly operating results can be subject to significant fluctuations and may fall short of either a prior quarter or investors’ expectations.

Our operating results have fluctuated from quarter to quarter at points in the past, and they may continue to do so in the future. Our earnings may not continue to grow at rates we plan and may fall short of either a prior quarter or investors’ expectations. If we fail to meet the expectations of securities analysts or investors, our share price may decline. Factors that could cause us not to meet our securities analysts’ or investors’ earnings expectations include some factors that are within our control, such as the execution of our off-price buying; selection, pricing and mix of merchandise; and inventory management including flow, markon and markdowns; and some factors that are not within our control, including actions of competitors, weather conditions, economic conditions, consumer confidence and seasonality. In addition, if we do not repurchase the number of shares we contemplate pursuant to our stock repurchase program, our earnings per share may be adversely affected. Most of our operating expenses, such as rent expense and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter. We maintain a forecasting process that seeks to project sales and align expenses. If we do not correctly forecast sales or appropriately adjust to actual results, our financial performance could be adversely affected.

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

We use marketing, advertising and promotional programs to attract customers to our stores. We use various media for these programs, including print, television, database marketing and direct marketing. Some of our competitors may have substantially larger expenditures for their programs, which may provide them with a competitive advantage. There can be no assurance that we will be able to continue to execute our marketing, advertising and promotional programs effectively, and any failure to do so could have a material adverse effect on our revenue and results of operations.

Compromises of our data security could materially harm our reputation and business.

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and associates, and we process customer payment card and check information. We suffered an unauthorized intrusion or intrusions (such intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of our computer system that process and store information related to customer transactions, discovered late in fiscal 2007 in which we believe customer data were stolen. We have taken steps designed to further strengthen the security of our computer system and protocols and have instituted an ongoing program with respect to data security, consistent with a consent order with the Federal Trade Commission. Nevertheless, there can be no assurance that we will not suffer a future data compromise. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. This is also true for check information and approval. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company associate, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information may or inadvertently cause a breach involving such information. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach. Any such compromise of our data security and loss of personal or business information could disrupt our operations, damage our reputation and customers’ willingness to shop in our stores, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Our business is subject to seasonal influences; a decrease in sales or margins during the second half of the year could disproportionately adversely affect our operating results.

Our business is subject to seasonal influences; we generally realize higher levels of sales and income in the second half of the year, which includes the back-to-school and year-end holiday seasons. Any decrease in sales or margins during this period could have a disproportionately adverse effect on our results of operations.

We may experience risks associated with our substantial size and scale.

We operate eight retail chains in the U.S., Canada and Europe. Some aspects of the businesses and operations of the chains are conducted with relative autonomy. The large size of our operations, our multiple businesses and the autonomy afforded to the chains increase the risk that systems and practices will not be implemented uniformly throughout our company and that information will not be appropriately shared across different chains and countries.

Unseasonable weather in the markets in which our stores operate or our distribution centers are located could adversely affect our operating results.

Adverse and unseasonable weather affects customers’ willingness to shop and their demand for the merchandise in our stores. Severe weather could also affect our ability to transport merchandise to our stores from our distribution centers. As a result, frequent, unusually heavy, unseasonable or untimely weather in our markets, such as snow, ice or rain storms, severe cold or heat or extended periods of unseasonable temperatures, could adversely affect our sales and increase markdowns.

Our results may be adversely affected by serious disruptions or catastrophic events.

Unforeseen public health issues, such as pandemics and epidemics, as well as natural disasters such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt the operations of one or more of our vendors or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. Our ability to receive products from our vendors or transport products to our stores could be adversely affected or we could be required to close stores or distribution centers in the affected areas or in areas served by the affected distribution center. As a result, our business could be adversely affected.

We operate in highly competitive markets, and we may not be able to compete effectively.

The retail apparel and home fashion business is highly competitive. We compete with many other local, regional, national and international retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, through catalogues or media or over the internet. We compete on the basis of fashion, quality, price, value, merchandise selection and freshness, brand name recognition, service, reputation and store location. Other competitive factors that influence the demand for our merchandise include our advertising, marketing and promotional activities and the name recognition and reputation of our chains. If we fail to compete effectively, our sales and results of operations could be adversely affected.

Failure to attract and retain quality sales, distribution center and other associates in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, distribution center and other associates in large numbers as well as experienced buying and management personnel. Many of our associates are in entry level or part-time positions with historically high rates of turnover. The nature of the workforce in the retail industry subjects us to the risk of immigration law violations, which risk has increased in recent years. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. In addition, certain associates in our distribution centers are members of unions and therefore subject us to the risk of labor actions. Because of the distinctive nature of our off-price model, we must do significant internal training and development for a substantial number of our associates. The market for retail management is highly competitive and, in common with other retailers, we face challenges in securing sufficient management talent. If we do not continue to attract and retain quality associates and management personnel, our performance could be adversely affected.

If we engage in mergers or acquisitions of new businesses, or divest any of our current businesses, our business will be subject to additional risks.

We have grown our business in part through mergers and acquisitions and may acquire new businesses or divest current businesses. Acquisition or divestiture activities may divert attention of management from operating the existing businesses. We may do a less-than-optimal job of evaluating target companies and their risks and benefits, and integration of acquisitions can be difficult and time-consuming. Acquisitions may not meet our performance and other expectations or may expose us to unexpected or greater-than-expected liabilities and risks. Divestiture also involves risks, such as the risks of exposure on lease obligations, obligations undertaken in the disposition and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of the acquirer. Failure to execute on mergers or divestitures in a satisfactory manner could adversely affect our future results of operations and financial condition.

Failure to operate information systems and implement new technologies effectively could disrupt our business or reduce our sales or profitability.

The efficient operation and successful growth of our business depends on our information systems, including our ability to operate them effectively and to select and implement new technologies, systems, controls and adequate disaster recovery systems successfully. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.

We depend upon strong cash flows from our operations to supply capital to fund our expansion, operations, interest and debt repayment, stock repurchases and dividends.

Our business depends upon our operations to generate strong cash flow, and to some extent upon the availability of financing sources, to supply capital to fund our expansions, general operating activities, stock repurchases, dividends, interest and debt repayment. Our inability to continue to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms when needed could adversely affect our financial performance including our earnings per share.

General economic and other factors may adversely affect consumer spending, which could adversely affect our sales and operating results.

Interest rates; recession; inflation; deflation; consumer credit availability; consumer debt levels; energy costs; tax rates and policy; unemployment trends; threats or possibilities of war, terrorism or other global or national unrest; actual or threatened epidemics; political or financial instability; and general economic, political and other factors beyond our control have significant effects on consumer confidence and spending. Consumer spending, in turn, affects sales at retailers, which may include TJX. Although we benefit from being an off-price retailer, these factors could adversely affect our sales and performance if we are not able to implement strategies to mitigate them promptly and successfully.

Issues with merchandise quality or safety could damage our reputation, sales and financial results.

Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we sell in our stores. Regulations and standards in this area, including those related to the Consumer Product Safety Improvement Act of 2008 in the United States, may change from time to time. Our inability to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could have a material adverse effect on our financial results. Issues with the quality and safety and genuineness of merchandise, regardless of our fault, or customer concerns about such issues, could cause damage to our reputation and could result in lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results.

We are subject to import risks associated with importing merchandise from abroad.

Many of the products sold in our stores are sourced by our vendors and, to a limited extent, by us, in many foreign countries. As a result, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

—	potential disruptions in supply;

—	changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise;

—	strikes and other events affecting delivery;

—	consumer perceptions of the safety of imported merchandise;

—	product compliance with laws and regulations of the destination country;

—	concerns about human rights, working conditions and other labor rights and conditions in foreign countries where merchandise is produced;

—	compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act; and

—	economic, political or other problems in countries from or through which merchandise is imported.

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, transport capacity and costs, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise from abroad, there can be no assurance that our associates, contractors, agents, vendors or other third parties with whom we do business will not violate such laws and regulations or our policies, which could adversely affect our operations or operating results.

Our expanding international operations increasingly expose us to risks inherent in operating in foreign jurisdictions.

We have a significant retail presence in Canada and Europe, as well as buying offices around the world, and our goal as a global retailer is to continue to expand into other international markets in the future. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as understanding the retail climate and trends, local customs and competitive conditions in foreign markets, complying with foreign laws, rules and regulations, and foreign currency fluctuations, which could have an adverse impact on our profitability.

Our results may be adversely affected by fluctuations in the price of oil.

Prices of oil have fluctuated dramatically in the past. Fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Continued volatility in oil prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have an adverse effect on our performance.

Failure to comply with existing laws, regulations and orders or changes in existing laws and regulations could negatively affect our business operations and financial performance.

We are subject to federal, state, provincial and local laws, rules and regulations in the United States and abroad, any of which may change from time to time, as well as orders and assurances. If we fail to comply with these laws, rules, regulations and orders, we may be subject to fines or other penalties, which could materially adversely affect our operations and our financial results and condition. We must also comply with new and changing laws. Further, U.S. GAAP may change from time to time, and these changes could have material effects on our reported financial results and condition. In addition, there have been a large number of new legislative and regulatory initiatives and reforms introduced in the U.S., and the initiatives and reforms that have been and may be enacted may increase our costs.

Our results may be materially adversely affected by the outcomes of litigation and other legal proceedings.

We are periodically involved in various legal proceedings, which may involve local state and federal government inquiries and investigations; tax, employment, real estate, tort, consumer litigation and intellectual property litigation; or other disputes. In addition, we may be subject to investigations and other proceedings by regulatory agencies, including, but not limited to, consumer protection laws, advertising regulations, escheat and employment and wage and hour regulations. Results of legal and regulatory proceedings cannot be predicted with certainty and may differ from reserves we make estimating the probable outcome. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. Legal and regulatory proceedings and investigations could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.

Our real estate leases generally obligate us for long periods, which subjects us to various financial risks.

We lease virtually all of our store locations, generally for long terms and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with owning and leasing real estate. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we may be required to continue to perform obligations under the applicable leases, which may include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease leases, we can remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores.

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

Tax matters could adversely affect our results of operations and financial condition.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in U.S. tax legislation and regulation, foreign tax laws, regulations and treaties, exposure to additional tax liabilities, changes in accounting principles and interpretations relating to tax matters, which could adversely impact our results of operations and financial condition in future periods. In addition, we are subject to the continuous examination of our income tax returns by federal, state and local tax authorities in the U.S. and foreign countries, such authorities may challenge positions we take, and we are engaged in various proceedings with such authorities with respect to assessments, claims, deficiencies and refunds, and the results of these examinations, judicial proceedings or as a result of the expiration of statute of limitations in specific jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, it is possible that the actual results of proceedings with tax authorities and in courts, changes in facts, expiration of statutes of limitations or other resolutions of tax positions will differ from the amounts we have accrued in either a positive or a negative manner, which could materially affect our effective income tax rate in a given financial period, the amount of taxes we are required to pay and our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease virtually all of our over 2,700 store locations, generally for 10 years with options to extend the lease term for one or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified payments.

The following is a summary of our primary owned and leased distribution centers and primary administrative office locations by segment as of January 30, 2010. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied:

DISTRIBUTION CENTERS

Marmaxx
T.J. Maxx	Worcester, Massachusetts	494,000 s.f.—owned
	Evansville, Indiana	989,000 s.f.—owned
	Las Vegas, Nevada	713,000 s.f. shared with
Marshalls—owned
	Charlotte, North Carolina	595,000 s.f.—owned
	Pittston Township, Pennsylvania	1,017,000 s.f.—owned
Marshalls	Decatur, Georgia	780,000 s.f.—owned
	Woburn, Massachusetts	472,000 s.f.—leased
	Bridgewater, Virginia	562,000 s.f.—leased
	Philadelphia, Pennsylvania	1,001,000 s.f.—leased
HomeGoods	Brownsburg, Indiana	805,000 s.f.—owned
	Bloomfield, Connecticut	803,000 s.f.—owned
A.J. Wright	Fall River, Massachusetts	501,000 s.f.—owned
	South Bend, Indiana	542,000 s.f.—owned
TJX Canada	Brampton, Ontario	507,000 s.f.—leased
	Mississauga, Ontario	669,000 s.f.—leased
TJX Europe	Milton Keynes, England	108,000 s.f.—leased
	Wakefield, England	176,000 s.f.—leased
	Stoke, England	261,000 s.f.—leased
	Walsall, England	275,000 s.f.—leased

OFFICE SPACE

Corporate, Marmaxx, HomeGoods, A.J. Wright	Framingham and Westboro, Massachusetts	1,271,000 s.f.—leased in several buildings
TJX Canada	Mississauga, Ontario	171,000 s.f.—leased
TJX Europe	Watford, England	61,000 s.f.—leased
	Dusseldorf, Germany	14,000 s.f.—leased

ITEM 3. LEGAL PROCEEDINGS

The Company settled with the remaining financial institutions that either were or sought to be named plaintiffs in the financial track of the putative class action with respect to the Computer Intrusion, TJX Companies Retail Security Breach Litigation, Docket No. 07-10162-WGY, MDL Docket No. 1838, and that case and related state court litigation were dismissed. Under the settlement, the Company paid $525,000, which primarily reimbursed the settling financial institutions for a portion of their expenses, excluding attorneys’ fees, incurred in pursuing the putative financial institutions class action, and denied all wrongdoing.

ITEM 4. (REMOVED AND RESERVED)

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low sale prices for the equity for fiscal 2010 and fiscal 2009 are as follows:

	Fiscal 2010		Fiscal 2009
Quarter	High	Low	High	Low

First	$29.17	$19.19	$34.93	$29.44
Second	$37.00	$26.62	$36.44	$30.32
Third	$40.64	$33.80	$37.52	$23.20
Fourth	$39.75	$35.75	$28.01	$17.80

The approximate number of common shareholders at January 30, 2010 was 59,000.

We declared four quarterly dividends of $0.12 per share for fiscal 2010 and $0.11 per share for fiscal 2009. While our dividend policy is subject to periodic review by our Board of Directors, we are currently planning to pay a $0.15 per share quarterly dividend in fiscal 2011 and intend to continue to pay comparable dividends in the future.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2010 and the average price paid per share are as follows:

				Maximum Number
				(or Approximate
				Dollar Value) of
			Total Number of Shares	Shares that May Yet
	Total	Average Price Paid	Purchased as Part of a	be Purchased Under
	Number of Shares	Per	Publicly Announced	the Plans or
Period	Repurchased(1)	Share(2)	Plan or Program(3)	Programs

November 1, 2009 through November 28, 2009	2,891,700	$38.85	2,891,700	$1,091,951,792
November 29, 2009 through January 2, 2010	7,097,500	$37.22	7,097,500	$827,807,068
January 3, 2010 through January 30, 2010	873,300	$37.59	873,300	$794,975,793

Total:	10,862,500		10,862,500

(1)	All shares were purchased as part of publicly announced plans.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	Our fourth quarter fiscal 2010 repurchases completed the $1 billion stock repurchase program approved by the Board of Directors and announced in February 2008 and included the repurchase of 5.5 million shares at a cost of $205 million under the $1 billion stock repurchase program approved by the Board of Directors and announced in September 2009. As of January 30, 2010, $795 million remained available for purchase under the current $1 billion program. In February 2010, the Board of Directors approved and announced an additional $1 billion stock repurchase program.

The following table provides certain information as of January 30, 2010 with respect to our equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of Securities to	Weighted-Average Exercise	Number of Securities Remaining
	be Issued Upon Exercise	Price of Outstanding	Available for Future Issuance Under
	of Outstanding Options,	Options, Warrants and	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Rights	Securities Reflected in Column(a))

Equity compensation plans approved by security holders	27,975,194	$27.92	22,726,883
Equity compensation plans not approved by security holders(1)	N/A	N/A	N/A

Total	27,975,194	$27.92	22,726,883

(1)	All equity compensation plans have been approved by shareholders

For additional information concerning our equity compensation plans, see Note H to our consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year Ended January(1)
Amounts in thousands except per share amounts	2010	2009	2008	2007	2006

		(53 Weeks)

Income statement and per share data:
Net sales	$20,288,444	$18,999,505	$18,336,726	$17,104,013	$15,667,463
Income from continuing operations	$1,213,572	$914,886	$782,432	$787,172	$706,653
Weighted average common shares for diluted earnings per share calculation	427,619	442,255	468,046	480,045	491,500
Diluted earnings per share from continuing operations	$2.84	$2.08	$1.68	$1.65	$1.45
Cash dividends declared per share	$0.48	$0.44	$0.36	$0.28	$0.24
Balance sheet data:
Cash and cash equivalents	$1,614,607	$453,527	$732,612	$856,669	$465,649
Working capital	$1,908,870	$858,238	$1,231,301	$1,365,833	$888,276
Total assets	$7,463,977	$6,178,242	$6,599,934	$6,085,700	$5,496,305
Capital expenditures	$429,282	$582,932	$526,987	$378,011	$495,948
Long-term obligations(2)	$790,169	$383,782	$853,460	$808,027	$807,150
Shareholders’ equity	$2,889,276	$2,134,557	$2,131,245	$2,290,121	$1,892,654
Other financial data:
After-tax return (continuing operations) on average shareholders’ equity	48.3%	42.9%	35.4%	37.6%	38.8%
Total debt as a percentage of total capitalization(3)	21.5%	26.7%	28.6%	26.1%	29.9%
Stores in operation at fiscal year end:
In the United States:
T.J. Maxx	890	874	847	821	799
Marshalls	813	806	776	748	715
HomeGoods	323	318	289	270	251
A.J. Wright(4)	150	135	129	129	152
In Canada:
Winners	211	202	191	184	174
HomeSense	79	75	71	68	58
In Europe:
T.K. Maxx	263	235	226	210	197
HomeSense	14	7	—	—	—

Total	2,743	2,652	2,529	2,430	2,346

Selling Square Footage at year-end:
In the United States:
T.J. Maxx	20,890	20,543	20,025	19,390	18,781
Marshalls	20,513	20,388	19,759	19,078	18,206
HomeGoods	6,354	6,248	5,569	5,181	4,859
A.J. Wright(4)	3,012	2,680	2,576	2,577	3,054
In Canada:
Winners	4,847	4,647	4,389	4,214	4,012
HomeSense	1,527	1,437	1,358	1,280	1,100
In Europe:
T.K. Maxx	6,106	5,404	5,096	4,636	4,216
HomeSense	222	107	—	—	—

Total	63,471	61,454	58,772	56,356	54,228

(1)	Fiscal 2008 and prior fiscal years have been adjusted to reclassify the operating results of Bob’s Stores to discontinued operations. Fiscal 2006 has been adjusted to reclassify the operating results of the A.J. Wright store closings to discontinued operations.

(2)	Includes long-term debt, exclusive of current installments and capital lease obligation, less portion due within one year.

(3)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligation, including current maturities.

(4)	A.J. Wright stores in operation and selling square footage for fiscal 2006 include store counts and square footage for the stores that are part of discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows relates to our 52-week fiscal year ended January 30, 2010 (fiscal 2010), the 53-week fiscal year ended January 31, 2009 (fiscal 2009) and the 52-week fiscal year ended January 26, 2008 (fiscal 2008). Like most retailers we have a 53-week fiscal period every five to six years. This extra week of sales volume, which also provides a lift to pre-tax margins due to the flow of certain monthly and annual expenses, impacts comparisons to other fiscal periods.

RESULTS OF OPERATIONS

We entered fiscal 2010 faced with the challenges of a worldwide recession and established a three-pronged strategy for managing through the challenging economic times: conservatively plan same store sales, allowing better flow-through to the bottom line if we exceed plans; run with very lean inventories and buy closer to need than in the past, increasing inventory turns and protecting gross margins; and focus on cost-cutting measures and controlling expenses. Implementing this strategy has proven successful, and we posted results significantly above our expectations and ahead of last year on a consolidated basis and for each of our businesses. Customer traffic increased as the year progressed, driving sales. Additionally, we took advantage of opportunities the environment presented, opening more new stores than planned and adding many new vendors. We are confident in our ability to continue to grow both sales and earnings in fiscal 2011, driving market share with our value proposition and continuing the marketing, inventory management and cost reduction strategies that were successful in fiscal 2010.

Highlights of our financial performance for fiscal 2010 include the following:

—	Same store sales for fiscal 2010 increased 6% over the prior year. Same store sales growth was driven by significant increases in customer traffic, as we attracted new customers across various income levels, and strong performance by all of our businesses.

—	Net sales increased 7% to $20.3 billion for fiscal 2010. Stores in operation and selling square footage were both up 3% at the end of fiscal 2010 compared to last fiscal year end. Increases in consolidated same store sales and sales growth from our new stores were partially offset by foreign currency exchange rates, which negatively impacted sales growth by 2 percentage points. Unlike many other retailers, we had a 53rd week in fiscal 2009, which benefited fiscal 2009 sales but negatively impacted the fiscal 2010 comparison by approximately 1 percentage point.

—	Our fiscal 2010 pre-tax margin (the ratio of pre-tax income to net sales) was 9.6% compared to 7.6% for fiscal 2009. The improvement in fiscal 2010 was primarily driven by increased merchandise margins, which were achieved as a result of managing the business with substantially lower levels of inventory. The comparison of pre-tax margins for fiscal 2010 to fiscal 2009 was adversely impacted by the 53rd week in the fiscal 2009 calendar and a favorable adjustment to the Provision for Computer Intrusion related costs in fiscal 2009. Combined, these two items benefited the fiscal 2009 pre-tax margin by approximately 0.4 percentage points.

—	Our cost of sales ratio for fiscal 2010 decreased 2.1 percentage points, primarily due to improved merchandise margins and leverage of buying and occupancy costs on strong same store sales, partially offset by the benefit to fiscal 2009’s cost of sales ratio due to the 53rd week included in fiscal 2009. The selling, general and administrative expense ratio for fiscal 2010 decreased by 0.1 percentage points, with the benefit of cost reduction programs and expense leverage on strong same store sales in fiscal 2010, partially offset by a 0.5 percentage point increase due to performance-based incentive compensation.

—	Income from continuing operations was $1.2 billion, or $2.84 per diluted share, for fiscal 2010 compared to $914.9 million, or $2.08 per diluted share, for fiscal 2009. Fiscal 2009 diluted earnings per share from continuing operations benefited by $0.16 per share from a number of items, which affected the year-over-year comparison; the 53rd week added $0.09 per share, the credit to the Provision for Computer Intrusion related costs added $0.04 per share and a tax related adjustment added $0.03 per share.

—	During fiscal 2010, we repurchased 27.0 million shares of our common stock for $950 million. This year’s repurchases included the use of the $375 million proceeds from our April 2009 debt offering to repurchase a majority of the 15.1 million shares issued upon conversion of our zero coupon convertible subordinated notes called for redemption. Diluted earnings per share reflect the benefit of the stock repurchase program.

—	Consolidated average per store inventories from our continuing operations, including inventory on hand at our distribution centers, were down 10% at the end of fiscal 2010 over the prior year end as compared to a decrease of 6% at the end of fiscal 2009 over the prior year end.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for fiscal 2010 totaled $20.3 billion, a 7% increase over net sales of $19.0 billion in fiscal 2009. The increase reflected a 6% increase from same store sales and a 4% increase from new stores, offset by a 2% decline from the negative impact of foreign currency exchange rates and a 1% decrease from the 53rd week in fiscal 2009. Consolidated net sales for fiscal 2009 increased 4% over net sales of $18.3 billion for fiscal 2008. The increase reflected a 4% increase from new stores, a 1% increase from the 53rd week in fiscal 2009 and a 1% increase in same store sales, offset by a 2% decline from the negative impact of foreign currency exchange rates.

New stores have been a significant source of sales growth. Both our consolidated store count and our selling square footage increased by 3% in fiscal 2010 as compared to fiscal 2009. Both our consolidated store count and our selling square footage increased by 5% in fiscal 2009 over the prior fiscal year. We expect to add 130 stores (net of store closings) in fiscal 2011, a 5% increase in both our consolidated store base and our selling square footage.

The 6% same store sales increase in fiscal 2010 was driven by significant increases in customer traffic at all of our businesses, partially offset by a decline in the value of the average transaction. The increase in customer traffic accelerated during the course of the year. Juniors, dresses, children’s apparel, footwear, accessories and home fashions performed particularly well in fiscal 2010. Geographically, same store sales increases in Europe and Canada trailed the consolidated average. In the U.S., sales were strong throughout the country with the Midwest, Southeast and West Coast above the average, and New England and Florida below the average.

The 1% same store sales increase in fiscal 2009 reflected a strong first half performance, especially at our international segments, partially offset by same store sales decreases in the second half of the year largely due to the economic recession. Customer traffic increased at virtually all of our businesses in fiscal 2009, even in the third and fourth quarters, but was partially offset by a reduction in the value of the average transaction. As for merchandise categories, footwear, accessories and dresses were the strongest performers, while home fashions were adversely affected by the weak housing market and economic conditions. Geographically, same store sales in Canada and Europe were above the consolidated average for fiscal 2009, while in the U.S., same store sales in the West Coast and Florida trailed the consolidated average.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign divisions are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign divisions at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of divisional operating performance.

The following table sets forth our consolidated operating results as a percentage of net sales:

	Fiscal Year Ended January
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	73.8	75.9	75.7
Selling, general and administrative expenses	16.4	16.5	16.3
Provision for Computer Intrusion related costs	—	(0.2)	1.1
Interest (income) expense, net	0.2	0.1	—

Income from continuing operations before provision for income taxes*	9.6%	7.6%	6.9%

*	Due to rounding, the individual items may not foot to Income from continuing operations before provision for income taxes.

Impact of foreign currency exchange rates: Our operating results can benefit or be adversely affected by foreign currency exchange rates as a result of significant changes in the value of the U.S. dollar in relation to other currencies. Two of the more significant ways in which foreign currency impacts us are as follows:

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

Inventory hedges: We routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our international divisions purchase goods in currencies other than their local currencies (primarily U.S. dollar purchases). As we have not elected “hedge accounting” as defined by U.S. GAAP, we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of these adjustments is effectively offset when the inventory being hedged is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect cost of sales, operating margins and reported earnings.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 73.8% in fiscal 2010, 75.9% in fiscal 2009 and 75.7% in fiscal 2008. The improvement in fiscal 2010 was primarily due to improved consolidated merchandise margin, which increased 2.1 percentage points, along with expense leverage on the 6% same store sales increase, particularly in occupancy costs, which improved by 0.3 percentage points. Merchandise margin improvement was driven by our strategy of operating with leaner inventories and buying closer to need, which resulted in an increase in markon, along with a reduction in markdowns compared to the prior year. These improvements were partially offset by a benefit to this expense ratio in fiscal 2009 due to the 53rd week (approximately 0.2 percentage points). Additionally, for fiscal 2010, buying and occupancy expense leverage was offset by higher accruals for performance-based incentive compensation that covers many associates across our organization. The higher accruals are the result of operating performance that was well ahead of our objectives.

This ratio for fiscal 2009, as compared to fiscal 2008, increased 0.2 percentage points primarily due to deleverage of buying and occupancy costs on the 1% same store sales increase. This deleverage more than offset a benefit to this expense ratio due to the 53rd week in fiscal 2009 (approximately 0.2 percentage points) as well as an improvement in our consolidated merchandise margin of 0.2 percentage points. Throughout fiscal 2009, we effectively executed our off-price fundamentals, buying close to need, operating with leaner inventories and taking advantage of opportunities in the market place.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales were 16.4% in fiscal 2010, 16.5% in fiscal 2009 and 16.3% in fiscal 2008. The improvement in fiscal 2010 compared to fiscal 2009 was due to levering of expenses and savings from our expense reduction initiatives. These improvements were partially offset by the increase in performance-based incentive compensation mentioned above, which had an even greater impact on selling, general and administrative expense ratio increasing it by 0.5 percentage points.

The fiscal 2009 expense ratio increased slightly compared to fiscal 2008 due to deleverage from the low same store sales increase, primarily in store payroll and field costs, partially offset by savings from cost containment initiatives. Advertising costs as a percentage of net sales in fiscal 2009 were essentially flat compared to fiscal 2008.

Provision for Computer Intrusion related costs: In the second quarter of fiscal 2008, we established a reserve to reflect our estimate of our probable losses in accordance with U.S. GAAP with respect to the Computer Intrusion.

From the time of the discovery of the Computer Intrusion late in fiscal 2007, through the end of fiscal 2010, we cumulatively expensed $171.5 million (pre-tax) with respect to the Computer Intrusion, including a net charge of $159.2 million in fiscal 2008 to reserve for probable losses, costs of $42.8 million incurred prior to the establishment of the reserve ($5 million of which was recorded in fiscal 2007) and a $30.5 million reduction in the reserve in fiscal 2009 as a result of negotiations, settlements, insurance proceeds and adjustments in our estimated losses. Costs relating to the Computer Intrusion incurred and paid after establishment of the reserve were charged against the reserve, which is included in accrued expenses and other liabilities on our balance sheet.

As of January 30, 2010, our reserve balance was $23.5 million, which reflects our current estimate of remaining probable losses with respect to the Computer Intrusion, including litigation, proceedings and other claims, as well as legal, monitoring, reporting and other costs. As an estimate, our reserve is subject to uncertainty, our actual costs may vary from our current estimate and such variations may be material. We may decrease or increase the amount of our reserve as a result of developments in litigation and claims, related expenses, receipt of insurance proceeds and for other changes.

Interest expense (income), net: Interest expense (income), net amounted to expense of $39.5 million for fiscal 2010, expense of $14.3 million for fiscal 2009 and income of $1.6 million for fiscal 2008. The components of net interest expense (income) for the last three fiscal years are summarized below:

	Fiscal Year Ended January
Dollars in thousands	2010	2009	2008

Interest expense	$49,278	$38,123	$39,926
Capitalized interest	(758)	(1,647)	(799)
Interest (income)	(9,011)	(22,185)	(40,725)

Net interest expense (income)	$39,509	$14,291	$(1,598)

Gross interest expense for fiscal 2010 increased over fiscal 2009 as a result of the incremental interest cost of the $375 million aggregate principal amount of 6.95% notes issued in April 2009 and the $400 million aggregate principal amount of 4.20% notes issued in July 2009. The 6.95% notes were issued in conjunction with the call for redemption of our zero coupon convertible securities, and we refinanced our C$235 million credit facility prior to its scheduled maturity with a portion of the proceeds of the 4.20% notes. The impact on earnings per share of the incremental interest cost of these two debt issuances was partially offset by a benefit in our earnings per share, as the majority of the 15.1 million shares issued upon conversion of the convertible notes were repurchased with the net proceeds of the 6.95% notes. On a full year basis, we expect the benefit of the share repurchase to more than offset the impact on fully diluted earnings per share from the interest on the 6.95% notes. For more information on these note offerings, see the discussion under Liquidity and Capital Resources. In addition, interest income for fiscal 2010 was less than fiscal 2009 due to considerably lower rates of return on investments more than offsetting higher cash balances available for investment during fiscal 2010.

The change in net interest expense in fiscal 2009 compared to fiscal 2008 was driven by the change in interest income. In fiscal 2008, we generated more interest income due to higher cash balances available for investment as well as higher interest rates earned on our investments.

Income taxes: Our effective annual income tax rate was 37.8% in fiscal 2010, 36.9% in fiscal 2009 and 37.9% in fiscal 2008.

The increase in our effective income tax rate for fiscal 2010 as compared to fiscal 2009 is primarily attributed to the favorable impact in fiscal 2009 of a $19 million reduction in the reserve for uncertain tax positions arising from the settlement of several state tax audits. The absence of this fiscal 2009 benefit increased the effective income tax rate in fiscal 2010 by 1.3 percentage points, partially offset by a reduction in the effective income tax rate related to foreign income.

The decrease in the tax rate for fiscal 2009 as compared to fiscal 2008 reflected a 1.3 percentage point favorable impact of a reduction in the reserve for uncertain tax position. This benefit in the annual income tax rate in fiscal 2009 was offset by the absence of a fiscal 2008 favorable tax benefit of 0.4 percentage points relating to the tax treatment of our Puerto Rico subsidiary. See Note K to the consolidated financial statements.

TJX anticipates an effective annual income tax rate of 38.0% to 38.5% for fiscal 2011.

Income from continuing operations and income per share from continuing operations: Income from continuing operations was $1.2 billion in fiscal 2010, a 33% increase over the $914.9 million in fiscal 2009, which in turn was a 17% increase over the $782.4 million in fiscal 2008. Income from continuing operations per share was $2.84 in fiscal 2010, $2.08 in fiscal 2009 and $1.68 in fiscal 2008. Several items, discussed below, affected earnings per share comparisons for fiscal 2010, fiscal 2009 and fiscal 2008.

We estimate that the 53rd week in fiscal 2009 favorably affected earnings per share in that year by $0.09 per share.

The reduction in the Provision for Computer Intrusion related costs in fiscal 2009 benefited income from continuing operations in fiscal 2009 by approximately $0.04 per share. The charge relating to the Computer Intrusion related costs in fiscal 2008 adversely affected income from continuing operations in that year by $0.25 per share.

Foreign currency exchange rates also affected the comparability of our results. Foreign currency rates reduced earnings per share by $0.01 per share in fiscal 2010 compared to a $0.01 per share benefit in fiscal 2009. When comparing fiscal 2009 to fiscal 2008, foreign currency exchange rates reduced earnings per share by $0.05 per share in fiscal 2009 compared to a $0.01 per share benefit in fiscal 2008.

In addition, our weighted average diluted shares outstanding affect the comparability of earnings per share, which are benefited by our share repurchase programs. We repurchased 27.0 million shares of our stock at a cost of $950 million in fiscal 2010; 24.0 million shares at a cost of $741 million in fiscal 2009; and 33.3 million shares at a cost of $950 million in fiscal 2008. We significantly reduced our weighted average diluted shares outstanding from 442.3 million to 427.6 million in fiscal 2010 with the incremental purchase over those planned under our stock repurchase program by using the proceeds of our April 2009 debt offering to repurchase the majority of the 15.1 million shares issued on conversion of our zero coupon convertible subordinated notes following their call.

Discontinued operations and net income: Fiscal 2009 and prior periods include the loss on the sale of the Bob’s Stores division in discontinued operations. In addition, the operating results for Bob’s Stores for all periods prior to the sale are included in discontinued operations. Including the impact of discontinued operations, net income was $1.2 billion, or $2.84 per share, for fiscal 2010, $880.6 million, or $2.00 per share, for fiscal 2009 and $771.8 million, or $1.66 per share, for fiscal 2008.

Segment information: The following is a discussion of the operating results of our business segments. In the United States, our T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and each of HomeGoods and A.J. Wright is reported as a separate segment. TJX’s stores operated in Canada (Winners and HomeSense) are reported as the TJX Canada segment, and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported as the TJX Europe segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense, Provision for Computer Intrusion related costs and interest. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Fiscal Year Ended January
Dollars in millions	2010	2009	2008

Net sales	$13,270.9	$12,362.1	$11,966.7
Segment profit	$1,588.5	$1,155.8	$1,158.2
Segment profit as a percentage of net sales	12.0%	9.3%	9.7%
Percent increase in same store sales	7%	0%	1%
Stores in operation at end of period
T.J. Maxx	890	874	847
Marshalls	813	806	776

Total Marmaxx	1,703	1,680	1,623

Selling square footage at end of period (in thousands)
T.J. Maxx	20,890	20,543	20,025
Marshalls	20,513	20,388	19,759

Total Marmaxx	41,403	40,931	39,784

Net sales at Marmaxx increased 7% in fiscal 2010 as compared to fiscal 2009. Same store sales for Marmaxx were up 7% compared to being flat in fiscal 2009.

Sales at Marmaxx for fiscal 2010 reflected significantly increased customer traffic, partially offset by a decrease in the value of the average transaction. Categories that posted particularly strong same store sales increases included juniors, dresses, children’s apparel and footwear. Home categories improved significantly at Marmaxx during the year, with same store sales increases above the chain average for fiscal 2010. Geographically, there were strong trends throughout the country. Same store sales were strongest in the Midwest, West Coast and Southeast, while New England and Florida trailed the chain average for fiscal 2010. We also saw a lift in the net sales of stores renovated during the year, and we anticipate increasing our store renovation program in fiscal 2011.

Segment profit as a percentage of net sales (“segment margin” or “segment profit margin”) increased to 12.0% in fiscal 2010 from 9.3% in fiscal 2009. This increase in segment margin for fiscal 2010 was primarily due to an increase in merchandise margin of 2.4 percentage points driven by lower markdowns and higher markon. In addition, the 7% increase in same store sales provided expense leverage on numerous costs as a percentage of net sales, particularly occupancy costs, which improved by 0.3 percentage points. These increases were partially offset by an increase in administrative costs as a percentage of sales, primarily due to higher accruals for performance-based incentive compensation as a result of operating performance well ahead of objectives.

Segment margin decreased to 9.3% in fiscal 2009 from 9.7% in fiscal 2008. Segment margin was negatively impacted by an increase in occupancy costs as a percentage of net sales (0.5 percentage points) due to deleverage on the flat same store sales. This decrease was partially offset by an increase in merchandise margin (0.1 percentage point) due to increased markon.

As of January 30, 2010, Marmaxx’s average per store inventories, including inventory on hand at its distribution centers, were down 10% as compared to these inventory levels at the same time last year. Average per store inventories at January 31, 2009 were down 4% compared to those of the prior year period. As of January 30, 2010, inventory commitments (inventory on hand and merchandise on order) were essentially flat on a per store basis compared to the end of fiscal 2009.

We expect to open approximately 53 new stores (net of closings) in fiscal 2011, increasing the Marmaxx store base by 3% and increasing its selling square footage by 3%.

HomeGoods

	Fiscal Year Ended January
Dollars in millions	2010	2009	2008

Net sales	$1,794.4	$1,578.3	$1,480.4
Segment profit	$137.5	$42.4	$76.2
Segment profit as a percentage of net sales	7.7%	2.7%	5.1%
Percent increase (decrease) in same store sales	9%	(3)%	3%
Stores in operation at end of period	323	318	289
Selling square footage at end of period (in thousands)	6,354	6,248	5,569

HomeGoods’ net sales increased 14% in fiscal 2010 compared to fiscal 2009. Same store sales increased 9% in fiscal 2010, driven by significantly increased customer traffic, compared to a decrease of 3% in fiscal 2009. Segment margin of 7.7% was up significantly from 2.7% for fiscal 2009, due to increased merchandise margins driven by increased markon and decreased markdowns, levering of expenses on the 9% same store sales and operational efficiencies. The merchandise margin improvements were driven by managing this business with much lower inventory levels, which drove better off-price buying and increased inventory turns. These improvements were partially offset by higher accruals for performance-based incentive compensation as a result of operating performance well ahead of objectives.

HomeGoods’ net sales for fiscal 2009 increased 7% compared to fiscal 2008, and same store sales decreased 3%. Segment margin of 2.7% for fiscal 2009 was down from 5.1% for fiscal 2008. Merchandise margins declined in fiscal 2009, primarily due to increased markdowns and operating costs delevered as a result of the decline in same store sales.

In fiscal 2011, we plan to add a net of 9 HomeGoods stores and increase selling square footage by 3%.

A.J. Wright

	Fiscal Year Ended January
Dollars in millions	2010	2009	2008

Net sales	$779.8	$677.6	$632.7
Segment profit (loss)	$12.6	$2.9	$(1.8)
Segment profit (loss) as a percentage of net sales	1.6%	0.4%	(0.3)%
Percent increase in same store sales	9%	4%	2%
Stores in operation at end of period	150	135	129
Selling square footage at end of period (in thousands)	3,012	2,680	2,576

A.J. Wright’s net sales increased 15% in fiscal 2010 as compared to fiscal 2009, and same store sales increased 9%. A.J. Wright’s improvement in sales was driven by an increasingly better understanding of its customers’ tastes and shopping habits, which has led to improved merchandising and marketing. Segment profit increased significantly to $12.6 million in fiscal 2010, compared to segment profit of $2.9 million in fiscal 2009. The increase in segment margin in fiscal 2010 was primarily due to improved merchandise margin. Like our other divisions, cost reduction initiatives and the benefit of expense leverage on the same store sales increase was partially offset by higher accruals for performance-based incentive compensation.

A.J. Wright’s net sales increased 7% for fiscal 2009 compared to fiscal 2008, and segment profit increased to $2.9 million compared to a loss of $1.8 million in fiscal 2008. Same store sales increased 4% for fiscal 2009 and A.J. Wright recorded its first segment profit in fiscal 2009 compared to losses in the prior years.

In fiscal 2011, we plan to add a net of 8 A.J. Wright stores and increase selling square footage by 6%.

International Segments:

TJX Canada

	Fiscal Year Ended January
U.S. Dollars in millions	2010	2009	2008

Net sales	$2,167.9	$2,139.4	$2,040.8
Segment profit	$255.0	$236.1	$235.1
Segment profit as a percentage of net sales	11.8%	11.0%	11.5%
Percent increase in same store sales	2%	3%	5%
Stores in operation at end of period
Winners	211	202	191
HomeSense	79	75	71

Total	290	277	262

Selling square footage at end of period (in thousands)
Winners	4,847	4,647	4,389
HomeSense	1,527	1,437	1,358

Total	6,374	6,084	5,747

Net sales for TJX Canada (which includes Winners and HomeSense) increased 1% in fiscal 2010 as compared to fiscal 2009. Currency exchange translation reduced fiscal 2010 sales by approximately $62 million, or 3%, as compared to fiscal 2009. Same store sales were up 2% in fiscal 2010 compared to an increase of 3% in fiscal 2009. Same store sales of juniors, dresses, mens and footwear, as well as HomeSense on a standalone basis, were above the segment average for fiscal 2010.

Segment profit for fiscal 2010 increased to $255 million compared to $236 million in fiscal 2009. The impact of foreign currency translation decreased segment profit by $4 million, or 2%, in fiscal 2010 compared to fiscal 2009. The mark-to-market adjustment on inventory related hedges did not have a material impact on segment profit in fiscal 2010 compared to fiscal 2009. Segment margin increased 0.8 percentage points to 11.8% in fiscal 2010, compared to 11.0% in fiscal 2009, which was primarily due to an improvement in merchandise margins. Improvements in store payroll and distribution costs as a percentage of net sales in fiscal 2010 due to operating efficiencies were offset by higher accruals for performance-based incentive compensation as a result of operating performance well ahead of objectives.

Net sales for fiscal 2009 increased by 5% over fiscal 2008. Currency exchange translation reduced fiscal 2009 sales by approximately $68 million. Same store sales increased 3% in fiscal 2009 compared to an increase of 5% in fiscal 2008.

Segment profit for fiscal 2009 increased slightly to $236 million compared to $235 million in fiscal 2008, while segment margin decreased 0.5 percentage points to 11.0%. Currency exchange translation reduced segment profit by $11 million for fiscal 2009, as compared to fiscal 2008. However, because currency translation impacts both sales and expenses, it has little or no impact on segment margin. In addition, the mark-to-market adjustment of inventory related hedges reduced segment profit in fiscal 2009 by $1 million, in contrast to a $5 million benefit in fiscal 2008, which adversely impacted segment margin comparisons by 0.3 percentage points. Segment margin for fiscal 2009 reflected increases in distribution center costs and store payroll costs as a percentage of net sales, partially offset by an increase in merchandise margins.

We expect to add a net of 6 stores in Canada in fiscal 2011 and plan to increase selling square footage by 2%.

TJX Europe

	Fiscal Year Ended January
U.S. Dollars in millions	2010	2009	2008

Net sales	$2,275.4	$2,242.1	$2,216.2
Segment profit	$164.0	$137.6	$127.2
Segment profit as a percentage of net sales	7.2%	6.1%	5.7%
Percent increase in same store sales	5%	4%	6%
Stores in operation at end of period
T.K. Maxx	263	235	226
HomeSense	14	7	—

Total	277	242	226

Selling square footage at end of period (in thousands)
T.K. Maxx	6,106	5,404	5,096
HomeSense	222	107	—

Total	6,328	5,511	5,096

Net sales for TJX Europe increased in fiscal 2010 to $2.3 billion compared to $2.2 billion in fiscal 2009. Currency exchange rate translation reduced fiscal 2010 sales by approximately $252 million, or 11%, as compared to fiscal 2009. Same store sales increased 5% for fiscal 2010 compared to a 4% increase in fiscal 2009. Segment profit for fiscal 2010 increased 19% to $164 million, and segment profit margin increased 1.1 percentage points to 7.2%. The increase in segment margin for fiscal 2010 reflects improved merchandise margins and leverage of expenses on the 5% same store sales increase, partially offset by costs of operations in Germany and Poland along with higher accruals for performance-based incentive compensation. We are encouraged by the performance of our stores in Germany and Poland and our HomeSense stores in the U.K., but as newer operations, they reduce the segment margin generated by the more established T.K. Maxx stores in the U.K. and Ireland. We also invested in strengthening the shared services infrastructure for our planned European expansion. Foreign currency had an immaterial impact on fiscal 2010 segment profit, while segment profit for fiscal 2009 included a favorable mark-to-market adjustment of $10 million, primarily relating to the conversion of Euros to Pound Sterling.

Net sales for TJX Europe for fiscal 2009 were up 1% compared to fiscal 2008. Currency exchange rate translation negatively affected fiscal 2009 net sales by approximately $282 million. Segment profit for fiscal 2009 increased 8% to $137.6 million, and segment margin increased 0.4 percentage points to 6.1% compared to fiscal 2008. Currency exchange rate translation negatively affected segment profit by approximately $26 million in fiscal 2009 as compared to fiscal 2008. The increase in segment margin in fiscal 2009 reflected improved merchandise margins, partially offset by an increase in occupancy costs as a percentage of sales and the cost of operations in Germany. During fiscal 2009, T.K. Maxx added 4 more stores in Germany, following the opening of its first 5 stores in Germany in fiscal 2008. In fiscal 2009, T.K. Maxx also introduced the HomeSense concept into the U.K. with 7 new stores.

As a result of the performance of TJX Europe and the opportunity for off-price retail in Europe, we intend to increase the rate of expansion in Europe. In fiscal 2011, we plan to open a net of 48 new T.K. Maxx stores in Europe and a net of 6 HomeSense stores in the U.K. for a net total of 54 new stores in Europe. We also plan to expand total TJX Europe selling square footage by 16%.

General Corporate Expense:

	Fiscal Year Ended January
Dollars in millions	2010	2009	2008

General corporate expense	$166.4	$140.0	$139.4

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The increase in general corporate expense in fiscal 2010 compared to fiscal 2009 is primarily due to an $18 million contribution to the

TJX Foundation in fiscal 2010 compared to no contribution in fiscal 2009. Additionally, fiscal 2010 had higher performance-based incentive and benefit plan accruals as compared to fiscal 2009, which were partially offset by benefits related to hedging activity.

General corporate expense in fiscal 2009 versus fiscal 2008 was virtually flat.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities:

Net cash provided by operating activities was $2,272 million in fiscal 2010, $1,155 million in fiscal 2009 and $1,375 million in fiscal 2008. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings. The decrease in fiscal 2009 reflected the effects of the economic recession.

Operating cash flows for fiscal 2010 increased $1,117 million compared to fiscal 2009. Net income provided cash of $1,214 million in fiscal 2010, an increase of $333 million over net income of $881 million in fiscal 2009. The change in merchandise inventory, net of the related change in accounts payable, provided a source of cash of $345 million in fiscal 2010, compared to a $210 million use of cash in fiscal 2009. The reduction in inventory in fiscal 2010 was the result of the ongoing implementation of our strategy of operating with leaner inventories and buying closer to need, which, in turn, increased inventory turnover. Changes in current income taxes payable/recoverable increased cash in fiscal 2010 by $191 million compared to a decrease in cash of $49 million in fiscal 2009. The change in prepaid expenses and other current assets had a favorable impact on fiscal 2010 cash flows of $64 million, primarily due to the timing of February rental payments. The change in accrued expenses and other liabilities provided cash of $31 million in fiscal 2010, compared to a $35 million use of cash in fiscal 2009, reflecting higher accruals in fiscal 2010 for performance-based incentive compensation, partially offset by increased funding of the pension plan. Partially offsetting these favorable changes to fiscal 2010 operating cash flows was the change in the deferred income tax provision, which reduced cash flows by $79 million compared to fiscal 2009 and the unfavorable impact of $61 million of all other items, which primarily reflects unrealized gains on assets of the executive savings plan in fiscal 2010 versus unrealized losses in fiscal 2009.

Operating cash flows for fiscal 2009 decreased by $220 million as compared to fiscal 2008. Net income and the non-cash impact of depreciation and the sale of Bob’s Stores assets of $31 million in fiscal 2009 (including the benefit of the 53rd week), provided cash of $1,314 million, an increase of $173 million from the adjusted $1,141 million in fiscal 2008. The change in deferred income taxes favorably impacted cash flows in fiscal 2009 by $132 million, while last year’s deferred income taxes reduced cash flows by $102 million. Deferred taxes in fiscal 2008 reflected the non-cash tax benefit of $47 million relating to the establishment of the Computer Intrusion reserve. The favorable impact on deferred income taxes in fiscal 2009 reflected the tax treatment of payments against the Computer Intrusion reserve and favorable impact of tax depreciation. The change in merchandise inventory, net of the related change in accounts payable offset the favorable changes in cash flows in fiscal 2009, as it resulted in a use of cash of $210 million in fiscal 2009, compared to a source of cash of $5 million in fiscal 2008. The change in merchandise inventories and accounts payable in fiscal 2009 was primarily driven by a timing difference in the payment of our accounts payable due to a change in our buying pattern. The change in accrued expenses and other liabilities resulted in a use of cash of $35 million in fiscal 2009 versus a source of cash of $203 million in fiscal 2008. In fiscal 2008, the increase in accrued expenses and other liabilities reflected $117 million for the pre-tax reserve established for the Computer Intrusion, which favorably impacted cash flows, while fiscal 2009’s cash flows were reduced by $75 million for payments against and adjustments to this reserve. Changes in current income taxes payable/recoverable reduced cash in fiscal 2009 by $49 million compared to an increase of $56 million in fiscal 2008 and the change in prepaid expenses reduced fiscal 2009 operating cash flows by an additional $65 million, primarily due to the timing of February rental payments.

Discontinued operations reserve: We have a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with the closure of 34 A.J. Wright stores in fiscal 2007, as well as certain leases of former TJX businesses. The balance in the reserve and the activity for the last three fiscal years is presented below:

	Fiscal Year Ended January
In thousands	2010	2009	2008

Balance at beginning of year	$40,564	$46,076	$57,677
Additions to the reserve charged to net income:
A.J. Wright store closings	8	(2,908)	—
Other lease related obligations	(8)	2,908	—
Interest accretion	1,761	1,820	1,820
Charges against the reserve:
Lease-related obligations	(5,891)	(7,323)	(11,214)
Termination benefits and all other	(537)	(9)	(2,207)

Balance at end of year	$35,897	$40,564	$46,076

The charges against the reserve in fiscal 2010, fiscal 2009 and fiscal 2008 related primarily to the closed A.J. Wright stores. In fiscal 2009, we reserved an additional $3 million for exposure to properties related to the sale of Bob’s Stores, which was offset by a comparable amount due to favorable settlements on several A.J. Wright locations. The majority of the reserve relates to lease obligations with respect to the closure of the A.J. Wright stores and the sale of Bob’s Stores. The remainder of the reserve reflects our estimation of the cost of claims, updated quarterly, that have been, or we believe are likely to be, made against us for liability as an original lessee or guarantor of the leases of former businesses, after mitigation of the number and cost of these lease obligations. The actual net cost of the various lease obligations included in the reserve may differ from our initial estimate. Although our actual costs with respect to the lease obligations may exceed amounts estimated in our reserve, and we may incur costs for other leases from former discontinued operations, we do not expect to incur any material costs related to these discontinued operations in excess of the amounts estimated. We estimate that the majority of the discontinued operations reserve will be paid in the next three to five years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

We may also be contingently liable on up to 15 leases of BJ’s Wholesale Club and 7 additional Bob’s Stores leases, both former TJX businesses. Our reserve for discontinued operations does not reflect these leases, because we currently believe that the likelihood of any future liability to us is not probable.

Off-balance sheet liabilities: We have contingent obligations on leases, for which we were a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, we have assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of our former businesses for which we have reserved, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material adverse impact on our financial condition, results of operations or cash flows. We do not generally have sufficient information about these leases to estimate our potential contingent obligations under them, which could be triggered in the event that one or more of the current tenants do not fulfill their obligations related to one or more of these leases.

We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations, not reflected in our reserves, of leases of closed stores of continuing operations, BJ’s Wholesale Club and Bob’s Stores leases discussed above, and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, to be approximately $94 million as of January 30, 2010. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors.

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

Investing activities:

Our cash flows for investing activities include capital expenditures for the last three fiscal years as set forth in the table below:

	Fiscal Year Ended January
In millions	2010	2009	2008

New stores	$127.8	$147.6	$120.7
Store renovations and improvements	206.8	264.3	269.8
Office and distribution centers	94.7	171.0	136.5

Capital expenditures	$429.3	$582.9	$527.0

We expect that capital expenditures will approximate $750 million for fiscal 2011, which we expect to fund through internally generated funds. This includes $216 million for new stores, $289 million for store renovations, expansions and improvements and $245 million for our office and distribution centers. The planned increase in capital expenditures is attributable to investment in systems, distribution and other infrastructure to support growth as well as an increase in planned store openings, and increased spending on renovations and improvements to existing stores.

Investing activities for fiscal 2010 include the purchase and sale of some short-term investments by TJX Canada, as excess cash was invested in funds with initial maturities greater than three months to enhance investment returns. Investing activities for fiscal 2009 and 2008 also include cash flows associated with our net investment hedges. During fiscal 2009, we suspended our policy of hedging the net investment in our foreign subsidiaries and settled such hedges during the fourth quarter. The net cash received on net investment hedges during fiscal 2009 amounted to $14.4 million versus net cash payments of $13.7 million in fiscal 2008.

Financing activities:

Cash flows from financing activities resulted in net cash outflows of $584 million in fiscal 2010, $769 million in fiscal 2009 and $953 million in fiscal 2008. The majority of this outflow relates to our share repurchase programs.

Cash flows from financing activities for fiscal 2010 include the net proceeds of $774 million from two debt offerings. On April 7, 2009, we issued $375 million aggregate principal amount of 6.95% ten-year notes. Related to this transaction, TJX called for the redemption of its zero coupon convertible subordinated notes, virtually all of which were converted into 15.1 million shares of common stock. We used the proceeds of the 6.95% notes to repurchase additional shares of common stock under our stock repurchase program. On July 23, 2009, we issued $400 million aggregate principal amount of 4.20% six-year notes. We used a portion of the proceeds of this offering to refinance our C$235 million term credit facility on August 10, 2009, prior to its scheduled maturity, and used the remainder, together with funds from operations, to pay our 7.45% notes on their scheduled maturity of December 15, 2009.

We spent $950 million in fiscal 2010, $741 million in fiscal 2009 and $950 million in fiscal 2008 under our stock repurchase programs. We repurchased 27.0 million shares in fiscal 2010, 24.0 million shares in fiscal 2009 and 33.3 million shares in fiscal 2008. All shares repurchased were retired. We record the repurchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. During fiscal 2010, we completed the $1 billion stock repurchase program approved by the Board of Directors in fiscal 2009 and initiated another multi-year repurchase program that had been approved by the Board in September 2009. As of January 30, 2010, $795 million remained available for purchase under the program authorized in September 2009. In February 2010, the Board authorized an additional $1 billion stock repurchase program. We currently plan to repurchase up to approximately $900 million to $1 billion of our stock in fiscal 2011. We determine the timing and amount of repurchases and execution of Rule 10b5-1 plans from time to time based on our assessment of various factors including excess cash flow, liquidity, market conditions, the economic environment and prospects for the business and other factors, and the timing and amount of these purchases may change.

We declared quarterly dividends on our common stock which totaled $0.48 per share in fiscal 2010, $0.44 per share in fiscal 2009 and $0.36 per share in fiscal 2008. Cash payments for dividends on our common stock totaled

$198 million in fiscal 2010, $177 million in fiscal 2009 and $151 million in fiscal 2008. We announced our intention to increase the quarterly dividend on our common stock to $0.15 per share, effective with the dividend payable in June 2010, subject to the approval of our Board of Directors. Financing activities also included proceeds of $170 million in fiscal 2010, $142 million in fiscal 2009 and $134 million in fiscal 2008 from the exercise of employee stock options.

We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. We have a $500 million revolving credit facility maturing in May 2010 and a $500 million revolving credit facility maturing in May 2011. TJX pays six basis points annually on the committed amounts under each of these credit facilities. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as backup to our commercial paper program. As of January 30, 2010 and January 31, 2009 there were no outstanding short-term borrowings. The maximum amount of our U.S. short-term borrowings outstanding was $165 million during fiscal 2010 and $222 million during fiscal 2009. The weighted average interest rate on our U.S. short-term borrowings was 1.01% in fiscal 2010.

As of January 30, 2010 and January 31, 2009, our foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million credit facility for operating expenses and a C$10 million letter of credit facility. There were no borrowings under the Canadian credit line for operating expenses in fiscal 2010 or fiscal 2009. There were no amounts outstanding on the Canadian credit line for operating expenses at the end of fiscal 2010 or fiscal 2009. As of January 30, 2010 and January 31, 2009, TJX Europe had a credit line of £20 million for our European operations. The maximum amount outstanding under this U.K. credit line was £1.9 million in fiscal 2010 and £6.1 million in fiscal 2009. There were no outstanding borrowings on this U.K. credit line at the end of fiscal 2010 or fiscal 2009.

We believe that internally generated funds and our current credit facilities are more than adequate to meet our operating, debt and capital needs for at least the next twelve months. See Note D to the consolidated financial statements for further information regarding our long-term debt and other financing sources.

Contractual obligations: As of January 30, 2010, we had payment obligations (including current installments) under long-term debt arrangements, leases for property and equipment and purchase obligations that will require cash outflows as follows (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More Than
Tabular Disclosure of Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations including estimated interest and current installments	$1,135,751	$42,863	$85,725	$85,725	$921,438
Operating lease commitments	5,695,061	1,005,366	1,771,055	1,307,773	1,610,867
Capital lease obligation	22,945	3,726	7,809	7,824	3,586
Purchase obligations	2,329,719	2,264,578	62,028	3,113	—

Total Obligations	$9,183,476	$3,316,533	$1,926,617	$1,404,435	$2,535,891

The long-term debt obligations above include estimated interest costs. The lease commitments in the above table are for minimum rent and do not include costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for the fiscal year ended January 30, 2010.

Our purchase obligations primarily consist of purchase orders for merchandise; purchase orders for capital expenditures, supplies and other operating needs; commitments under contracts for maintenance needs and other services; and commitments under executive employment and other agreements. We exclude from purchase obligations long-term agreements for services and operating needs that can be cancelled without penalty.

We also have long-term liabilities which include $254.5 million for employee compensation and benefits, the majority of which will come due beyond five years, $151.0 million for accrued rent, the cash flow requirements of which are included in the lease commitments in the above table, and $181.7 million for uncertain tax positions for which it is not reasonably possible for us to predict when they may be paid.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP) which require us to make certain estimates and judgments that impact our reported results. These judgments and estimates are continually reviewed and based on historical experience and other factors which we believe are reasonable. We consider our most critical accounting policies, involving management estimates and judgments, to be those relating to the areas described below.

Inventory valuation: We use the retail method for valuing inventory on a first-in first-out basis. Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method is widely used in the retail industry and involves management estimates with regard to such things as markdowns and inventory shrinkage. A significant factor involves the recording and timing of permanent markdowns. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. We believe the retail method results in a more conservative inventory valuation than other inventory accounting methods. In addition, as a normal business practice, we have a specific policy as to when markdowns are to be taken, greatly reducing the need for management estimates. Inventory shortage involves estimating a shrinkage rate for interim periods, but is based on a full physical inventory near the fiscal year end. Thus, the difference between actual and estimated amounts of shrinkage may cause fluctuations in quarterly results, but is not a significant factor in full year results. Overall, we believe that the retail method, coupled with our disciplined permanent markdown policy and the full physical inventory taken at each fiscal year end, results in an inventory valuation that is fairly stated. Lastly, many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of inventory. We have historically not entered into such arrangements with our vendors in our continuing operations.

Impairment of long-lived assets: We review the recoverability of the carrying value of our long-lived assets at least annually and whenever events or circumstances occur that would indicate that the carrying amounts of those assets are not recoverable. Significant judgment is involved in projecting the cash flows of individual stores, as well as our business units, which involve a number of factors including historical trends, recent performance and general economic assumptions. If we determine that an impairment of long-lived assets has occurred, we record an impairment charge equal to the excess of the carrying value of those assets over the estimated fair value of the assets. We believe as of January 30, 2010 that the carrying value of our long-lived assets is appropriate.

Retirement obligations: Retirement costs are accrued over the service life of an employee and represent, in the aggregate, obligations that will ultimately be settled far in the future and are therefore subject to estimates. We are required to make assumptions regarding variables, such as the discount rate for valuing pension obligations and the long-term rate of return assumed to be earned on pension assets, both of which impact the net periodic pension cost for the period. The discount rate, which we determine annually based on market interest rates, and our estimated long-term rate of return, which can differ considerably from actual returns, are two factors that can have a considerable impact on the annual cost of retirement benefits and the funded status of our qualified pension plan. The market performance on plan assets during fiscal 2009 was considerably worse than our expected return, and as a result the unfunded status of our qualified plan increased significantly at the end of fiscal 2009. Despite this, we were not required to fund our plan during fiscal 2009, primarily due to voluntary funding in prior years. In fiscal 2010 we funded our qualified pension plan with $132.7 million and may make additional voluntary contributions during fiscal 2011.

Share-based compensation: In accordance with U.S. GAAP, TJX estimates the fair value of stock awards issued to employees and directors under its stock incentive plan. The fair value of the awards is amortized as “share-based compensation expense” over the vesting periods during which the recipients are required to provide service. We use the Black-Scholes option pricing model for determining the fair value of stock options granted, which requires management to make significant judgments and estimates. The use of different assumptions and estimates could have a material impact on the estimated fair value of stock option grants and the related expense.

Casualty insurance: In fiscal 2008, we initiated a fixed premium program for our casualty insurance. Previously, our casualty insurance program required us to estimate the total claims we would incur as a component of our annual insurance cost. The estimated claims are developed, with the assistance of an actuary, based on historical experience and other factors. These estimates involve significant judgments and assumptions, and actual results could differ from these estimates. A large portion of these claims are funded with a non-refundable payment during the policy year, offsetting our estimated claims accrual. We had a net accrual of $17.1 million for the unfunded portion of our casualty insurance program as of January 30, 2010.

Income taxes: Like many large corporations, our income tax returns are regularly audited by federal, state and local tax authorities in the United States and in foreign countries where we operate. Such authorities may challenge positions we take, and we are engaged in various proceedings with such authorities with respect to assessments, claims, deficiencies and refunds. In accordance with U.S. GAAP, we evaluate uncertain tax positions based on our understanding of the facts, circumstances and information available at the reporting date, and we accrue for exposure when we believe that it is more likely than not, based on the technical merits, that the positions will not be sustained upon examination. However, it is possible that amounts accrued or paid as the result of the final resolutions of examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, will differ either positively or negatively from the amounts we have accrued, and may result in accruals or payments for periods not currently under examination or for which no claims have been made. It is possible that such final resolutions or changes in accruals could have a material adverse impact on the results of operations of the period in which a examination or proceeding is resolved or in the period in which a changed outcome becomes probable and reasonably estimable.

Reserves for Computer Intrusion related costs and for discontinued operations: As discussed in Note B and Note N to the consolidated financial statements and elsewhere in the Management’s Discussion and Analysis, we have reserves for probable losses arising out of the Computer Intrusion and for leases relating to operations discontinued by us where we were the original lessee or a guarantor and which have been assigned or sublet to third parties. The Computer Intrusion reserve requires us to make estimates and assumptions about the outcome and costs of claims, litigation and investigations and costs and expenses we will incur. We make these estimates based on our best judgments of the outcome of such claims, litigation and investigations and of the amount of such costs and expenses. The leases relating to discontinued operations are long-term obligations, and the estimated cost to us involves numerous estimates and assumptions including whether and for how long we remain obligated with respect to particular leases, the extent to which assignees or subtenants will fulfill our financial and other obligations under the leases, how particular obligations may ultimately be settled and what mitigating factors, including indemnification, may exist to any liability we may have. We develop these assumptions based on past experience and by evaluating various probable outcomes and the circumstances surrounding each situation and location. We believe that our reserves are a reasonable estimate of the most likely outcomes arising out of the Computer Intrusion and the leases relating to discontinued operations and that the reserves should be adequate to cover the ultimate cash costs we will incur. However, actual results may differ from our current estimates, and such differences could be material. We may decrease or increase the amount of our reserves to adjust for developments relating to the underlying assumptions and other factors.

Loss contingencies: Certain conditions may exist as of the date the financial statements are issued that may result in a loss to us but will not be resolved until one or more future events occur or fail to occur. Our management, where relevant, with the assistance of our legal counsel, assesses such contingent liabilities, and such assessments inherently involve exercises of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or claims that may result in such proceedings, our legal counsel assists us in evaluating the perceived merits of any legal proceedings or claims as well as the perceived merits of the relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, then we will accrue for the estimated liability in the financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be reasonably estimated, then we will disclose the nature of the contingent liability, together with an estimate of the range of the possible loss or a statement that such loss is not reasonably estimable.

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

FOREIGN CURRENCY EXCHANGE RISK

We are exposed to foreign currency exchange rate risk on our investment in our Canadian and European operations on the translation of these foreign operations into the U.S. dollar and on purchases by our operations of goods in currencies that are not their local currencies. As more fully described in Note E to our consolidated financial statements, we hedge a portion of our intercompany transactions with foreign operations and certain merchandise purchase commitments incurred by these operations with derivative financial instruments. During fiscal 2009, we ceased hedging our net investment position in our foreign operations. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts designed to offset the gains or losses in the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of January 30, 2010, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income from continuing operations for fiscal 2010 by approximately $42 million.

INTEREST RATE RISK

Our cash equivalents, short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We periodically enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable-rate debt outstanding, cash and cash equivalents and short-term investments. As of January 30, 2010, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

EQUITY PRICE RISK

The assets of our qualified pension plan, a large portion of which are invested in equity securities, are subject to the risks and uncertainties of the financial markets. We allocate the pension assets in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. The significant decline in the financial markets over the last several years has impacted the value of our pension plan assets and the funded status of our plan, resulting in increased contributions to the plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-33 of this Annual Report on Form 10-K.

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

(b) Changes in Internal Control Over Financial Reporting

Effective January 1, 2010, we implemented a new payroll processing system for our domestic business operations within the Company which resulted in material changes to our processes and procedures affecting internal control over financial reporting. Otherwise there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2010 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of TJX;

—	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of TJX are being made only in accordance with authorizations of management and directors of TJX; and

—	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of TJX’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 30, 2010.

(d) Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 30, 2010, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the executive officers of TJX as of March 30, 2010:

Name	Age	Office and Employment During Last Five Years

Bernard Cammarata	70	Chairman of the Board since 1999. Acting Chief Executive Officer from September 2005 to January 2007 and Chief Executive Officer from 1989 to 2000. Led TJX and its former TJX subsidiary and T.J. Maxx Division from the organization of the business in 1976 until 2000, including serving as Chief Executive Officer and President of TJX, Chairman and President of TJX’s T.J. Maxx Division, and Chairman of The Marmaxx Group.
Ernie Herrman	49	Senior Executive Vice President, Group President since August 2008. Senior Executive Vice President since January 2007 and President, Marmaxx from January 2005 to August 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.
Carol Meyrowitz	56	Chief Executive Officer since January 2007, Director since September 2006 and President since October 2005. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President of Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004.
Jeffrey G. Naylor	51	Senior Executive Vice President, Chief Financial and Administrative Officer since February 2009. Senior Executive Vice President, Chief Administrative and Business Development Officer, June 2007 to February 2009. Chief Financial and Administrative Officer, September 2006 to June 2007. Senior Executive Vice President, Chief Financial Officer, from March 2004 to September 2006, Executive Vice President, Chief Financial Officer effective February 2004.
Jerome Rossi	66	Senior Executive Vice President, Group President, since January 2007. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2005 to January 2007. President, HomeGoods, from 2000 to 2005. Executive Vice President, Store Operations, Human Resources and Distribution Services, Marmaxx from 1996 to 2000.
Paul Sweetenham	45	Senior Executive Vice President, Group President, Europe, since January 2007. President, T.K. Maxx since 2001. Senior Vice President, Merchandising and Marketing, T.K. Maxx from 1999 to 2001. Various merchandising positions with T.K. Maxx from 1993 to 1999.

All officers hold office until the next annual meeting of the Board in June 2010 and until their successors are elected, or appointed, and qualified.

TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 30, 2010 (Proxy Statement). The information required by this Item and not given in this Item will appear under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Report” and “Beneficial Ownership” in our Proxy Statement, which sections are incorporated in this item by reference.

TJX has a Code of Ethics for TJX Executives governing its Chairman, Chief Executive Officer, President, Chief Financial and Administrative Officer, Principal Accounting Officer and other senior operating, financial and legal executives. The Code of Ethics for TJX Executives is designed to ensure integrity in its financial reports and public disclosures. TJX also has a Code of Conduct and Business Ethics for Directors which promotes honest and ethical conduct, compliance with applicable laws, rules and regulations and the avoidance of conflicts of interest. Both of these codes of conduct are published at www.tjx.com. We intend to disclose any future amendments to, or waivers from, the Code of Ethics for TJX Executives or the Code of Business Conduct and Ethics for Directors within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will appear under the heading “Executive Compensation” in our Proxy Statement, which section is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will appear under the heading “Beneficial Ownership” in our 2010 Proxy Statement, which section is incorporated in this item by reference.

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

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

Schedule II—Valuation and Qualifying Accounts

	Balance	Amounts	Write-Offs	Balance
	Beginning	Charged to	Against	End of
In thousands	of Period	Net Income	Reserve	Period

Sales Return Reserve:
Fiscal Year Ended January 30, 2010	$14,006	$1,015,470	$1,012,621	$16,855

Fiscal Year Ended January 31, 2009	$15,298	$934,017	$935,309	$14,006

Fiscal Year Ended January 26, 2008	$14,182	$913,036	$911,920	$15,298

Discontinued Operations Reserve:
Fiscal Year Ended January 30, 2010	$40,564	$1,761	$6,428	$35,897

Fiscal Year Ended January 31, 2009	$46,076	$1,820	$7,332	$40,564

Fiscal Year Ended January 26, 2008	$57,677	$1,820	$13,421	$46,076

Casualty Insurance Reserve:
Fiscal Year Ended January 30, 2010	$20,759	$1,093	$4,736	$17,116

Fiscal Year Ended January 31, 2009	$26,373	$1,232	$6,846	$20,759

Fiscal Year Ended January 26, 2008	$31,443	$17,673	$22,743	$26,373

Computer Intrusion Reserve:
Fiscal Year Ended January 30, 2010	$42,211	$—	$18,730	$23,481

Fiscal Year Ended January 31, 2009	$117,266	$(13,000)	$62,055	$42,211

Fiscal Year Ended January 26, 2008	$—	$159,200	$41,934	$117,266

(b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

Exhibit
No.	Description of Exhibit

3(i).1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed for the quarter ended July 28, 2005.
3(ii).1	By-laws of TJX, as amended, are incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on September 22, 2009.
4.1	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on April 2, 2009.
4.2	First Supplemental Indenture between TJX and U.S. Bank National Association dated as of April 7, 2009, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 7, 2009.
4.3	Second Supplemental Indenture between TJX and U.S. Bank National Association dated as of July 23, 2009, incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on July 23, 2009.
10.1	4-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 6, 2005. The related Amendment No. 1 to the 4-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2006.
10.2	5-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 6, 2005. The related Amendment No. 1 to the 5-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 17, 2006.
10.3	The Employment Agreement dated as of June 2, 2009 between Bernard Cammarata and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended August 1, 2009.*
10.4	The Employment Agreement dated as of February 1, 2009 between Carol Meyrowitz and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on February 1, 2009.*
10.5	The Employment Agreement dated as of April 5, 2008 between Jeffrey Naylor and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2008. The Amendment to Employment Agreement, dated April 21, 2009, between Jeffrey Naylor and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on April 24, 2009.*
10.6	The Amendment to Employment Agreement, dated April 21, 2009, between Ernie Herrman and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 24, 2009. The letter agreement, dated September 17, 2008, between Ernie Herrman and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 2009. The Employment Agreement dated as of January 29, 2010 between Ernie Herrman and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 29, 2010.*
10.7	The Form of 409A Amendment to Employment Agreements for the named executive officers is incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.8	The Employment Agreement dated as of January 29, 2010 between Jerome Rossi and TJX is filed herewith.*

Exhibit
No.	Description of Exhibit

10.9	The Employment Agreement dated as of January 29, 2010 between and among Paul Sweetenham, TJX U.K., and TJX is filed herewith.*
10.10	The Management Incentive Plan, as amended through April 5, 2007, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 28, 2007. The 409A Amendment to the Management Incentive Plan, effective as of January 1, 2008, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.11	The Stock Incentive Plan, as amended through June 2, 2009, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended August 1, 2009.*
10.12	The Form of a Non-Qualified Stock Option Certificate Granted Under the Stock Incentive Plan (for certain executives) is incorporated herein by reference to Exhibit 12.1 to the Form 10-Q filed for the quarter ended October 31, 2009. The Form of Non-Qualified Stock Option Terms and Conditions Granted Under the Stock Incentive Plan (for employees) is incorporated herein by reference to Exhibit 12.2 to the Form 10-Q filed for the quarter ended October 31, 2009.*
10.13	The Form of a Performance-Based Restricted Stock Award Granted Under Stock Incentive Plan is filed herewith.*
10.14	The Form of a Performance-Based Deferred Stock Award Granted Under Stock Incentive Plan is filed herewith.*
10.15	Description of Director Compensation Arrangements is incorporated herein by reference to Exhibit 10.15 to the Form 10-K for the fiscal year ended January 26, 2008.*
10.16	The Long Range Performance Incentive Plan, as amended through April 5, 2007, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended April 28, 2007. The 409A Amendment to the Long Range Performance Incentive Plan, effective as of January 1, 2008, is incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.17	The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The related Second Amendment, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The related Third and Fourth Amendments are incorporated herein by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 28, 2006. The related Fifth Amendment, effective January 1, 2008 is incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed the fiscal year ended January 31, 2009.*
10.18	The Supplemental Executive Retirement Plan (2008 Restatement) is incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.19	The Executive Savings Plan, as amended and restated, as of January 1, 2008, is incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.20	The form of Indemnification Agreement between TJX and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990.*
10.21	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.22	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.23	The Trust Agreement for Executive Savings Plan dated as of January 1, 2005 between TJX and Wells Fargo Bank, N.A. is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended January 29, 2005.*
21	Subsidiaries:
A list of the Registrant’s subsidiaries is filed herewith.

Exhibit
No.	Description of Exhibit

23	Consents of Independent Registered Public Accounting Firm:
The Consent of PricewaterhouseCoopers LLP is filed herewith.
24	Power of Attorney:
The Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

/s/  Jeffrey G. Naylor
Jeffrey G. Naylor, Senior Executive Vice President, Chief Financial and Administrative Officer, on behalf of The TJX Companies, Inc.

Dated: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ CAROL MEYROWITZ Carol Meyrowitz, President and Chief Executive Officer and Director	JEFFREY G. NAYLOR* Jeffrey G. Naylor, Chief Financial and Administrative Officer

JOSE B. ALVAREZ* Jose B. Alvarez, Director	AMY B. LANE* Amy B. Lane, Director

ALAN M. BENNETT* Alan M. Bennett, Director	JOHN F. O’BRIEN* John F. O’Brien, Director

DAVID A. BRANDON* David A. Brandon, Director	ROBERT F. SHAPIRO* Robert F. Shapiro, Director

BERNARD CAMMARATA* Bernard Cammarata, Chairman of the Board of Directors	WILLOW B. SHIRE* Willow B. Shire, Director

DAVID T. CHING* David T. Ching, Director	FLETCHER H. WILEY* Fletcher H. Wiley, Director

MICHAEL F. HINES* Michael F. Hines, Director

*BY	/S/ JEFFREY G. NAYLOR
Jeffrey G. Naylor
for himself and as attorney-in-fact

Dated: March 30, 2010

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended January 30, 2010, January 31, 2009 and January 26, 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of The TJX Companies, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 30, 2010

The TJX Companies, Inc.

Consolidated Statements of Income

	Fiscal Year Ended

Amounts in thousands	January 30,	January 31,	January 26,
except per share amounts	2010	2009	2008

	(53 weeks)

Net sales	$20,288,444	$18,999,505	$18,336,726

Cost of sales, including buying and occupancy costs	14,968,429	14,429,185	13,883,952
Selling, general and administrative expenses	3,328,944	3,135,589	2,997,263
Provision (credit) for Computer Intrusion related costs	—	(30,500)	197,022
Interest expense (income), net	39,509	14,291	(1,598)

Income from continuing operations before provision for income taxes	1,951,562	1,450,940	1,260,087
Provision for income taxes	737,990	536,054	477,655

Income from continuing operations	1,213,572	914,886	782,432
(Loss) from discontinued operations, net of income taxes	—	(34,269)	(10,682)

Net income	$1,213,572	$880,617	$771,750

Basic earnings per share:
Income from continuing operations	$2.90	$2.18	$1.77
(Loss) from discontinued operations, net of income taxes	$—	$(0.08)	$(0.03)
Net income	$2.90	$2.10	$1.74
Weighted average common shares—basic	417,796	419,076	443,050
Diluted earnings per share:
Income from continuing operations	$2.84	$2.08	$1.68
(Loss) from discontinued operations, net of income taxes	$—	$(0.08)	$(0.02)
Net income	$2.84	$2.00	$1.66
Weighted average common shares—diluted	427,619	442,255	468,046
Cash dividends declared per share	$0.48	$0.44	$0.36

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Balance Sheets

	Fiscal Year Ended

	January 30,	January 31,
In thousands	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$1,614,607	$453,527
Short-term investments	130,636	—
Accounts receivable, net	148,126	143,500
Merchandise inventories	2,532,318	2,619,336
Prepaid expenses and other current assets	255,707	274,091
Current deferred income taxes, net	122,462	135,675

Total current assets	4,803,856	3,626,129

Property at cost:
Land and buildings	281,527	280,278
Leasehold costs and improvements	1,930,977	1,728,362
Furniture, fixtures and equipment	3,087,419	2,784,316

Total property at cost	5,299,923	4,792,956
Less accumulated depreciation and amortization	3,026,041	2,607,200

Net property at cost	2,273,882	2,185,756

Property under capital lease, net of accumulated amortization of $19,357 and $17,124, respectively	13,215	15,448
Other assets	193,230	171,381
Goodwill and tradename, net of amortization	179,794	179,528

TOTAL ASSETS	$7,463,977	$6,178,242

LIABILITIES
Current liabilities:
Current installments of long-term debt	$—	$392,852
Obligation under capital lease due within one year	2,355	2,175
Accounts payable	1,507,892	1,276,098
Accrued expenses and other current liabilities	1,248,002	1,096,766
Federal, foreign and state income taxes payable	136,737	—

Total current liabilities	2,894,986	2,767,891

Other long-term liabilities	697,099	765,004
Non-current deferred income taxes, net	192,447	127,008
Obligation under capital lease, less portion due within one year	15,844	18,199
Long-term debt, exclusive of current installments	774,325	365,583
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 409,386,126 and 412,821,592, respectively	409,386	412,822
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(134,124)	(217,781)
Retained earnings	2,614,014	1,939,516

Total shareholders’ equity	2,889,276	2,134,557

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,463,977	$6,178,242

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended

	January 30,	January 31,	January 26,
In thousands	2010	2009	2008

	(53 weeks)

Cash flows from operating activities:
Net income	$1,213,572	$880,617	$771,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	435,218	401,707	369,396
Assets of discontinued operation sold	—	31,328	—
Loss on property disposals and impairment charges	10,270	23,903	25,944
Deferred income tax provision (benefit)	53,155	132,480	(101,799)
Amortization of share-based compensation expense	55,145	51,229	57,370
Excess tax benefits from stock compensation expense	(17,494)	(18,879)	(6,756)
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,862)	(8,245)	(25,516)
Decrease (increase) in merchandise inventories	147,805	(68,489)	(112,411)
Decrease (increase) in prepaid expenses and other current assets	21,219	(118,830)	2,144
Increase (decrease) in accounts payable	197,496	(141,580)	117,304
Increase (decrease) in accrued expenses and other liabilities	31,046	(34,525)	202,893
Increase (decrease) in income taxes payable	152,851	(10,488)	37,909
Other	(26,495)	34,344	36,546

Net cash provided by operating activities	2,271,926	1,154,572	1,374,774

Cash flows from investing activities:
Property additions	(429,282)	(582,932)	(526,987)
Proceeds (payments) to settle net investment hedges	—	14,379	(13,667)
Purchase of short-term investments	(278,692)	—	—
Sales and maturities of short-term investments	153,275	—	—
Other	(5,578)	(34)	753

Net cash (used in) investing activities	(560,277)	(568,587)	(539,901)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	774,263	—	—
Principal payments on current portion of long-term debt	(393,573)	—	—
Cash payments for debt issuance expenses	(7,202)	—	—
Payments on capital lease obligation	(2,174)	(2,008)	(1,854)
Cash payments for repurchase of common stock	(944,762)	(751,097)	(940,208)
Proceeds from sale and issuance of common stock	169,862	142,154	134,109
Excess tax benefits from stock compensation expense	17,494	18,879	6,756
Cash dividends paid	(197,662)	(176,749)	(151,492)

Net cash (used in) financing activities	(583,754)	(768,821)	(952,689)

Effect of exchange rate changes on cash	33,185	(96,249)	(6,241)

Net increase (decrease) in cash and cash equivalents	1,161,080	(279,085)	(124,057)
Cash and cash equivalents at beginning of year	453,527	732,612	856,669

Cash and cash equivalents at end of year	$1,614,607	$453,527	$732,612

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Statements of Shareholders’ Equity

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
In thousands	Shares	$1	Capital	Income (Loss)	Earnings	Total

Balance, January 27, 2007	453,650	$453,650	$—	$(33,989)	$1,870,460	$2,290,121
Comprehensive income:
Net income	—	—	—	—	771,750	771,750
Gain due to foreign currency translation adjustments	—	—	—	20,998	—	20,998
(Loss) on net investment hedge contracts	—	—	—	(15,823)	—	(15,823)
(Loss) on cash flow hedge contracts	—	—	—	(1,526)	—	(1,526)
Recognition of prior service cost and gains (losses)	—	—	—	1,393	—	1,393
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	—	—	429	—	429

Total comprehensive income						777,221
Implementation of accounting for uncertain tax positions (see note K)	—	—	—	—	(27,178)	(27,178)
Implementation of the measurement provisions relating to retirement obligations (see note L)	—	—	—	(167)	(1,641)	(1,808)
Cash dividends declared on common stock	—	—	—	—	(158,202)	(158,202)
Amortization of share-based compensation expense	—	—	57,370	—	—	57,370
Stock options repurchased by TJX	—	—	(3,266)	—	—	(3,266)
Issuance of common stock under stock incentive plan and related tax effect	7,253	7,253	129,942	—	—	137,195
Common stock repurchased	(32,953)	(32,953)	(184,046)	—	(723,209)	(940,208)

Balance, January 26, 2008	427,950	427,950	—	(28,685)	1,731,980	2,131,245
Comprehensive income:
Net income	—	—	—	—	880,617	880,617
(Loss) due to foreign currency translation adjustments	—	—	—	(171,225)	—	(171,225)
Gain on net investment hedge contracts	—	—	—	68,816	—	68,816
Recognition of prior service cost and gains (losses)	—	—	—	(1,206)	—	(1,206)
Recognition of unfunded post retirement liabilities	—	—	—	(86,158)	—	(86,158)
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	—	—	677	—	677

Total comprehensive income						691,521
Cash dividends declared on common stock	—	—	—	—	(183,694)	(183,694)
Amortization of share-based compensation expense	—	—	51,229	—	—	51,229
Issuance of common stock upon conversion of convertible debt	1,717	1,717	39,326	—	—	41,043
Stock options repurchased by TJX	—	—	(987)	—	—	(987)
Issuance of common stock under stock incentive plan and related tax effect	7,439	7,439	147,858	—	—	155,297
Common stock repurchased	(24,284)	(24,284)	(237,426)	—	(489,387)	(751,097)

Balance, January 31, 2009	412,822	412,822	—	(217,781)	1,939,516	2,134,557
Comprehensive income:
Net income	—	—	—	—	1,213,572	1,213,572
Gain due to foreign currency translation adjustments	—	—	—	76,678	—	76,678
Recognition of prior service cost and gains (losses)	—	—	—	8,191	—	8,191
Recognition of unfunded post retirement liabilities	—	—	—	(1,212)	—	(1,212)

Total comprehensive income						1,297,229
Cash dividends declared on common stock	—	—	—	—	(201,490)	(201,490)
Amortization of share-based compensation expense	—	—	55,145	—	—	55,145
Issuance of common stock upon conversion of convertible debt	15,094	15,094	349,994	—	—	365,088
Issuance of common stock under stock incentive plan and related tax effect	8,329	8,329	175,180	—	—	183,509
Common stock repurchased	(26,859)	(26,859)	(580,319)	—	(337,584)	(944,762)

Balance, January 30, 2010	409,386	$409,386	$—	$(134,124)	$2,614,014	$2,889,276

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Notes to Consolidated Financial Statements

A.	Summary of Accounting Policies

Basis of Presentation: The consolidated financial statements of The TJX Companies, Inc. (referred to as “TJX” or “we”) include the financial statements of all of TJX’s subsidiaries, all of which are wholly owned. All of its activities are conducted by TJX or its subsidiaries and are consolidated in these financial statements. All intercompany transactions have been eliminated in consolidation.

Fiscal Year: During fiscal 2010, TJX amended its bylaws to provide that its fiscal year will end on the Saturday nearest to the last day of January of each year. Prior to this TJX’s fiscal year ended on the last Saturday of January. This change only affects TJX prospectively by shifting the timing of its next 53 week fiscal year. The fiscal year ended January 30, 2010 (“fiscal 2010”) included 52 weeks, the fiscal year ended January 31, 2009 (“fiscal 2009”) included 53 weeks and the fiscal year ended January 26, 2008 (“fiscal 2008”) included 52 weeks.

Earnings Per Share: All earnings per share amounts discussed refer to diluted earnings per share unless otherwise indicated.

Use of Estimates: The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, impairments of long-lived assets, retirement obligations, share-based compensation, casualty insurance, income taxes, reserves for Computer Intrusion related costs and for discontinued operations, and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.

Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Proceeds from the sale of store cards as well as the value of store cards issued to customers as a result of a return or exchange, are deferred until the customers use the cards to acquire merchandise. Based on historical experience, we estimate the amount of store cards that will not be redeemed (“store card breakage”) and, to the extent allowed by local law, these amounts are amortized into income over the redemption period. Revenue recognized from store card breakage was $7.8 million in fiscal 2010, $10.7 million in fiscal 2009 and $10.1 million in fiscal 2008.

Consolidated Statements of Income Classifications: Cost of sales, including buying and occupancy costs, includes the cost of merchandise sold and gains and losses on inventory and fuel-related derivative contracts; store occupancy costs (including real estate taxes, utility and maintenance costs and fixed asset depreciation); the costs of operating our distribution centers; payroll, benefits and travel costs directly associated with buying inventory; and systems costs related to the buying and tracking of inventory.

Selling, general and administrative expenses include store payroll and benefit costs; communication costs; credit and check expenses; advertising; administrative and field management payroll, benefits and travel costs; corporate administrative costs and depreciation; gains and losses on non-inventory related foreign currency exchange contracts; and other miscellaneous income and expense items.

Cash and Cash Equivalents: TJX generally considers highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months but less than one year at the date of purchase are included in short-term investments. Our investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories on the first-in first-out basis. We almost exclusively utilize a permanent markdown strategy and lower the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in our stores. We accrue for inventory obligations at the time inventory is shipped rather than when received and accepted by TJX. At January 30, 2010 and January 31, 2009, in-transit inventory included in merchandise inventories was $396.8 million and $329.9 million, respectively. Comparable amounts were reflected in accounts payable at those dates.

Common Stock and Equity: Equity transactions consist primarily of the repurchase of our common stock under our stock repurchase programs and the amortization of expense and issuance of common stock under our stock incentive plan. In fiscal 2010, we also issued shares upon conversion of convertible notes called for redemption, discussed in Note D. Under our stock repurchase programs we repurchase our common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par first charged against any available additional paid-in capital (“APIC”) and the balance charged to retained earnings. Due to the high volume of repurchases over the past several years, we have no remaining balance in APIC in any of the years presented. All shares repurchased have been retired.

Shares issued under TJX’s stock incentive plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets to the extent that an asset for the related grant has been created. Any tax benefits greater than the deferred tax assets created at the time of expensing the options are credited to APIC; any deficiencies in the tax benefits are debited to APIC to the extent a pool for such deficiencies exists. In the absence of a pool any deficiencies are realized in the related periods’ statements of income through the provision for income taxes. Any excess income tax benefits are included in cash flows from financing activities in the statements of cash flows. The par value of restricted stock awards is also added to common stock when the stock is issued, generally at grant date. The fair value of the restricted stock awards in excess of par value is added to APIC as the awards are amortized into earnings over the related vesting periods. Upon the call of our convertible notes most holders of the notes chose to convert into TJX common stock. When converted the face value of the convertible notes less unamortized debt discount was relieved, common stock was credited with the par value of the shares issued and the excess of the carrying value of the convertible notes over par was added to APIC.

Share-Based Compensation: TJX accounts for share based compensation in accordance with U.S. GAAP whereby it estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. See Note H for a detailed discussion of share-based compensation.

Interest: TJX’s interest expense (income) is presented as a net amount. The following is a summary of net interest.

	Fiscal Year Ended
	January 30,	January 31,	January 26,
Dollars in thousands	2010	2009	2008

Interest expense	$49,278	$38,123	$39,926
Capitalized interest	(758)	(1,647)	(799)
Interest (income)	(9,011)	(22,185)	(40,725)

Net interest expense (income)	$39,509	$14,291	$(1,598)

We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets.

Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property by the use of the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $435.8 million for fiscal 2010, $398.0 million for fiscal 2009 and $364.2 million for fiscal 2008. Amortization expense for property held under a capital lease was $2.2 million in fiscal 2010, 2009 and 2008. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 3 to 10 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting: TJX begins to record rent expense when it takes possession of a store, which is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease.

Long-Lived Assets: Presented below is information related to carrying values of our long-lived assets by geographic location:

	January 30,	January 31,	January 26,
Dollars in thousands	2010	2009	2008

United States	$1,607,733	$1,631,370	$1,533,914
TJX Canada	195,434	178,176	217,342
TJX Europe	483,930	391,658	483,879

Total long-lived assets	$2,287,097	$2,201,204	$2,235,135

Goodwill and Tradename: Goodwill is primarily the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain. In addition, goodwill includes the excess of cost over the estimated fair market value of the net assets of Winners acquired by TJX in fiscal 1991.

Goodwill totaled $72.1 million as of January 30, 2010, $71.8 million as of January 31, 2009 and $72.2 million as of January 26, 2008. Goodwill is considered to have an indefinite life and accordingly is not amortized. Changes in goodwill are attributable to the effect of exchange rate changes on Winners’ reported goodwill.

Tradename is the value assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 as part of the acquisition of the Marshalls chain. The value of the tradename was determined by the discounted present value of assumed after-tax royalty payments, offset by a reduction for their pro-rata share of negative goodwill acquired. The Marshalls tradename is carried at a value of $107.7 million and is considered to have an indefinite life.

TJX occasionally acquires or licenses other trademarks to be used in connection with private label merchandise. Such trademarks are included in other assets and are amortized to cost of sales, including buying and occupancy costs, over their useful life, generally from 7 to 10 years.

Goodwill, tradename and trademarks, and the related amortization if any, are included in the respective operating segment to which they relate. There is no accumulated impairment related to our goodwill, tradename or trademarks.

Impairment of Long-Lived Assets, Goodwill and Tradename: TJX evaluates its long-lived assets and assets with indefinite lives (other than Goodwill and Tradename) for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable, and at least annually in the fourth quarter of each fiscal year. An impairment exists when the undiscounted cash flow of an asset or asset group is less than the carrying cost of that asset or asset group. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally at the individual store level. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if an impairment exists. The store-by-store evaluations did not indicate any recoverability issues (for any of our continuing operations) during the past three fiscal years.

Goodwill is tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year, by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying cost of the reporting unit. The fair value of our reporting units, using typical valuation models such as the discounted cash flow method, is considerably higher than the book values, and no impairment has occurred in the last three fiscal years.

Tradename is also tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the tradename may exceed its fair value and at least annually in the fourth quarter of each fiscal year. Testing is performed by comparing the discounted present value of assumed after-tax royalty payments to the carrying value of the tradename. No impairment has occurred in the last three fiscal years.

Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $227.5 million for fiscal 2010, $254.0 million for fiscal 2009 and $255.0 million for fiscal 2008.

Foreign Currency Translation: TJX’s foreign assets and liabilities are translated into U.S. dollars at fiscal year end exchange rates with resulting translation gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income (loss). Activity of the foreign operations that affects the statements of income and cash flows is translated at average exchange rates prevailing during the fiscal year.

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

New Accounting Standards: In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“Codification”), which was effective on July 1, 2009, to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of U.S. federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new standards for our fiscal year ending January 30, 2010.

In June 2009, FASB issued guidance related to accounting for transfers of financial assets, in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement in transferred financial assets. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date. TJX expects that the adoption of this guidance will have no impact on its financial statements.

Reclassifications: For comparative purposes TJX reclassified $34.4 million in the fiscal 2009 and $42.3 million in the fiscal 2008 Consolidated Statements of Income from “selling, general and administrative expenses” to “cost of sales, including buying and occupancy costs” to be consistent with the fiscal 2010 presentation. This reclassification had no impact on net income or total cash flows as previously reported.

B.	Provision for Computer Intrusion related costs

TJX incurred losses as a result of an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. During the first six months of fiscal 2008, we expensed pre-tax costs of $37.8 million for costs we incurred related to the Computer Intrusion. In the second quarter of fiscal 2008, we established a pre-tax reserve of $178.1 million to reflect our estimation of probable losses in accordance with U.S. GAAP with respect to the Computer Intrusion and recorded a pre-tax charge in that amount. We reduced the Provision for Computer Intrusion related costs by $30.5 million in fiscal 2009 and $18.9 million in fiscal 2008 as a result of negotiations, settlements, insurance proceeds and adjustments in our estimated losses. Our reserve of $23.5 million at January 30, 2010 reflected our current estimation of total potential cash liabilities from pending litigation, proceedings, investigations and other claims, as well as legal, ongoing monitoring and other costs and expenses, arising from the Computer Intrusion. As an estimate, our reserve is subject to uncertainty, and our actual costs may vary from our current estimate, and such variations may be material. We may decrease or increase the amount of our reserve to adjust for developments in the course and resolution of litigation, claims and investigations and related expenses, insurance proceeds and changes in our estimates.

C.	Discontinued Operations

Sale of Bob’s Stores: In fiscal 2009, TJX sold Bob’s Stores and recorded as a component of discontinued operations a loss on disposal (including expenses relating to the sale) of $19.0 million, net of tax benefits of $13.0 million. The net carrying value of Bob’s Stores assets sold was $33 million, which consisted primarily of merchandise inventory of $56 million, offset by merchandise payable of $21 million. The loss on disposal reflects sales proceeds of $7.2 million as well as expenses of $5.8 million relating to the sale. TJX remains contingently liable on 7 of the Bob’s Stores leases which are discussed in Note N to the consolidated financial statements.

TJX also reclassified the operating results of Bob’s Stores for all periods prior to the sale as a component of discontinued operations. The following table presents the net sales, segment profit (loss) and after-tax loss from operations reclassified to discontinued operations for all periods prior to the sale of Bob’s Stores:

	Fiscal Year Ended January
In thousands	2009	2008

Net sales	$148,040	$310,400
Segment (loss)	(25,524)	(17,398)
After-tax (loss) from operations	(15,314)	(10,682)

The table below summarizes the pre-tax and after-tax loss from discontinued operations for fiscal 2009 and fiscal 2008:

	Fiscal Year Ended January
In thousands	2009	2008

(Loss) from discontinued operations before provision for income taxes	$(56,980)	$(17,398)
Tax benefits	22,711	6,716

(Loss) from discontinued operations, net of income taxes	$(34,269)	$(10,682)

D.	Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of January 30, 2010 and January 31, 2009. All amounts are net of unamortized debt discounts. Capital lease obligations are separately presented in Note G.

	January 30,	January 31,
In thousands	2010	2009

General corporate debt:
4.20% senior unsecured notes, maturing August 15, 2015 (effective interest rate of 4.20% after reduction of unamortized debt discount of $29 in fiscal 2010)	$399,971	$—
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $646 in fiscal 2010)	374,354	—

Total general corporate debt	774,325	—

Subordinated debt:
Zero coupon convertible subordinated notes (net of reduction of unamortized debt discount of $99,360 in fiscal 2009)	—	365,583

Total subordinated debt	—	365,583

Long-term debt, exclusive of current installments	$774,325	$365,583

The aggregate maturities of long-term debt, exclusive of current installments at January 30, 2010 are as follows:

In thousands	Long-Term Debt

Fiscal Year
2012	$—
2013	—
2014	—
2015	—
Later years	775,000
Less amount representing unamortized debt discount	(675)

Aggregate maturities of long-term debt, exclusive of current installments	$774,325

In February 2001, TJX issued $517.5 million zero coupon convertible subordinated notes due in February 2021 and raised gross proceeds of $347.6 million. The issue price of the notes represented a yield to maturity of 2% per year. During fiscal 2010, TJX called for the redemption of these notes at the original issue price plus accrued original issue discount, and 462,057 of such notes with a carrying value of $365.1 million were converted into 15.1 million shares of TJX common stock at a rate of 32.667 shares per note. TJX paid $2.3 million to redeem the remaining 2,886 notes outstanding that were not converted. Prior to fiscal 2010, a total of 52,557 notes were either converted into common shares of TJX or put back to the Company.

On April 7, 2009, TJX issued $375 million aggregate principal amount of 6.95% ten-year notes and used the proceeds from the 6.95% notes offering to repurchase additional common stock under its stock repurchase program in fiscal 2010. Also in April 2009, prior to the issuance of the 6.95% notes, TJX entered into a rate-lock agreement to hedge the underlying treasury rate of those notes. The cost of this agreement is being amortized to interest expense over the term of the 6.95% notes and results in an effective fixed rate of 7.00% on those notes.

On July 23, 2009, TJX issued $400 million aggregate principal amount of 4.20% six-year notes. TJX used a portion of the proceeds from the sale of the notes to refinance its C$235 million term credit facility on August 10, 2009, prior to its scheduled maturity, and used the remainder, together with funds from operations, to repay its $200 million 7.45% notes due December 15, 2009, at maturity. Also in July 2009, prior to the issuance of the 4.20% notes, TJX entered into a rate-lock agreement to hedge the underlying treasury rate on $250 million of those notes. The cost of this agreement is being amortized to interest expense over the term of the 4.20% notes and results in an effective fixed rate of 4.19% on the notes.

TJX has a $500 million revolving credit facility maturing May 2010 and a $500 million revolving credit facility maturing May 2011. TJX pays six basis points annually on the committed amounts under each of the credit facilities. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as back up to TJX’s commercial paper program. As of January 30, 2010, there were no outstanding amounts under these credit facilities. The maximum amount of our U.S. short-term borrowings outstanding was $165.0 million during fiscal 2010 and $222.0 million in fiscal 2009. The weighted average interest rate on our U.S. short-term borrowings was 1.01% in fiscal 2010. We did not borrow under these credit facilities during fiscal 2008.

As of January 30, 2010 and January 31, 2009, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. There were no borrowings under the Canadian credit line for operating expenses in fiscal 2010 or fiscal 2009. The maximum amount outstanding under our Canadian credit line for operating expenses was C$5.7 million in fiscal 2008. There were no amounts outstanding on the Canadian credit line for operating expenses at the end of fiscal 2010 or fiscal 2009. As of January 30, 2010, TJX Europe had a credit line of £20 million. The maximum amount outstanding under this U.K. line was £1.9 million in fiscal 2010, £6.1 million in fiscal 2009 and £16.4 million in fiscal 2008. There were no outstanding borrowings on this U.K. credit line at the end of fiscal 2010 or fiscal 2009.

E.	Financial Instruments

TJX enters into financial instruments to manage its cost of borrowing and to manage its exposure to changes in fuel costs and foreign currency exchange rates. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Effective in the fourth quarter of fiscal 2009, TJX no longer entered into contracts to hedge its net investments in foreign subsidiaries and settled all existing contracts. As a result, there were no net investment contracts as of January 30, 2010 or January 31, 2009.

Interest Rate Contracts: During fiscal 2004, TJX entered into interest rate swaps on $100 million of the $200 million ten-year notes outstanding at that time, effectively converting the interest on that portion of the unsecured notes from fixed to a floating rate of interest indexed to the six-month LIBOR rate. The interest rate swaps settled in December 2009. Under these swaps, TJX paid a specific variable interest rate and received the fixed rate applicable to the underlying debt. The interest income/expense on the swaps was accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest rate swaps were designated as fair value hedges on the underlying debt. The fair value of the contracts, excluding the net interest accrual, amounted to an asset of $1.6 million as of January 31, 2009 and an asset of $1.2 million at January 26, 2008. The valuation of the swaps resulted in an offsetting fair value adjustment to the debt hedged. Accordingly, current installments of long-term debt was increased by $1.6 million in fiscal 2009 and by $1.2 million in fiscal 2008. The average effective interest rate on $100 million of the 7.45% unsecured notes, inclusive of the effect of hedging activity, was approximately 4.04% in fiscal 2010, 6.54% in fiscal 2009 and 8.77% in fiscal 2008.

Concurrent with the issuance of the C$235 million three-year note in fiscal 2006, TJX entered an interest rate swap on the principal amount of the note effectively converting the interest on the note from floating to a fixed rate. In January 2009 this interest rate swap settled, one year before the maturity date of the underlying debt, which was extended one year to January 2010 and subsequently repaid in the second quarter of fiscal 2010 before its scheduled maturity. Under this swap TJX paid a specified fixed interest rate and received the floating rate applicable to the underlying debt. The interest income/expense on the swap was accrued as earned and recorded as an adjustment to the interest expense accrued on the floating-rate debt. The interest rate swap was designated as a cash flow hedge of the underlying debt. The fair value of the interest rate swap, excluding the net interest accrual, amounted to an asset of $1.1 million (C$1.1 million) as of January 26, 2008. The valuation of the swap resulted in an adjustment to other comprehensive income of a similar amount. The average effective interest rate on the note, inclusive of the effect of hedging activity, was approximately 4.50% in both fiscal 2009 and 2008.

Diesel Fuel Contracts: During fiscal 2010, TJX entered into agreements to hedge a portion of its notional diesel requirements for fiscal 2011, based on the diesel fuel consumed by independent freight carriers transporting the Company’s inventory. These economic hedges relate to 10% of our notional diesel requirements in the second quarter of fiscal 2011 and 20% of our notional diesel requirements in the third and fourth quarters of fiscal 2011. These diesel fuel hedge agreements will settle during the last three quarters of fiscal 2011 and expire in February 2011. During fiscal 2009, TJX entered into agreements to hedge approximately 30% of its notional diesel fuel requirements for fiscal 2010, which settled throughout the year and terminated in February 2010. Independent freight carriers transporting the Company’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the year. TJX elected not to apply hedge accounting rules to these contracts. The change in the fair value of the hedge agreements resulted in a gain of $4.5 million in fiscal 2010 and a loss of $4.9 million in fiscal 2009 both of which are reflected in earnings as a component of cost of sales, including buying and occupancy costs.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on firm U.S. dollar and Euro denominated merchandise purchase commitments made by T.K. Maxx (United Kingdom, Ireland, Germany and Poland), Winners (Canada) and Marmaxx. These commitments are typically twelve months or less in duration. The contracts outstanding at January 30, 2010 cover certain commitments for the four quarters of fiscal 2011. TJX elected not to apply hedge accounting rules to these contracts in fiscal 2010, fiscal 2009 and fiscal 2008. The change in the fair value of these contracts resulted in income of $494,000 in fiscal 2010, a loss of $2.3 million in fiscal 2009 and income of $6.6 million in fiscal 2008 and is included in earnings as a component of cost of sales, including buying and occupancy costs.

Until the fourth quarter of fiscal 2009, TJX entered into foreign currency forward and swap contracts in both Canadian dollars and British pound sterling and accounted for them as hedges of the net investment in and between foreign subsidiaries or cash flow hedges of Winners long-term intercompany debt. TJX applied hedge accounting to these hedge contracts of our investment in foreign subsidiaries, and changes in fair value of these contracts, as well as gains and losses upon settlement, were recorded in accumulated other comprehensive income, offsetting changes in the cumulative foreign translation adjustments of the foreign subsidiaries. The change in fair value of the contracts designated as hedges of the investment in foreign subsidiaries resulted in a gain of $68.8 million, net of income taxes, in fiscal 2009, and a loss of $15.8 million, net of income taxes, in fiscal 2008. The ineffective portion of the net investment hedges resulted in pre-tax charges to the income statement of $2.2 million in fiscal 2009 and $9.1 million in fiscal 2008. The change in the cumulative foreign currency translation adjustment resulted in a loss of $76.7 million, net of income taxes, in fiscal 2010, a gain of $171.2 million, net of income taxes, in fiscal 2009, and a gain of $21.0 million, net of income taxes, in fiscal 2008. Amounts included in other comprehensive income relating to cash flow hedges were reclassified to earnings as the underlying exposure on the debt had an impact on earnings. The net amount reclassified from other comprehensive income to the income statement in fiscal 2009 related to cash flow hedges was $677,368, net of income taxes. The net loss recognized in fiscal 2008 related to cash flow hedges was $1.1 million, net of income taxes.

TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in selling, general and administrative expenses and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in selling, general and administrative expenses. There were no such contracts outstanding as of January 30, 2010. The net impact on the income statement of hedging activity related to these intercompany payables was income of $3.7 million in fiscal 2010, expense of $1.7 million in fiscal 2009 and income of $2.6 million in fiscal 2008.

Following is a summary of TJX’s derivative financial instruments and related fair values outstanding at January 30, 2010:

										Net Fair
										Value in
					Blended	Balance				US$ at
					Contract	Sheet		Asset	(Liability)	January
In thousands	Pay		Receive		Rate	Location		US$	US$	30, 2010

Hedge accounting not elected:
Diesel contracts		Fixed on 260K - 520K gal per month		Float on 260K - 520K gal per month	N/A	(Accrued Exp	)	$—	$(442)	$(442)
Merchandise purchase commitments
	C$	220,244	US$	210,476	0.9556	Prepaid Expense		4,719	—	4,719
	C$	2,264		€1,450	0.6406	(Accrued Exp	)	—	(105)	(105)
		£19,000	US$	31,307	1.6477	Prepaid Expense		923	—	923
		£16,074		€17,910	1.1142	(Accrued Exp	)	—	(882)	(882)
	US$	1,175		€818	1.4370	(Accrued Exp	)	—	(42)	(42)

Total fair value of all financial instruments										$4,171

Following is a summary of TJX’s derivative financial instruments and related fair values outstanding at January 31, 2009:

										Net Fair
										Value in
					Blended	Balance				US$ at
					Contract	Sheet		Asset	(Liability)	January
In thousands	Pay		Receive		Rate	Location		US$	US$	31, 2009

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000		LIBOR + 4.17%		7.45%	N/A	Int Rec/ Prepaid Exp		$766	$—	$766
Interest rate swap fixed to floating on notional of $50,000		LIBOR + 3.42%		7.45%	N/A	Int Rec/ Prepaid Exp		1,093	—	1,093
Intercompany balance hedges primarily short-term debt and related interest	C$	37,795	US$	33,826	0.8950	Prepaid Expense/ (Accrued Exp	)	3,157	(106)	3,051
	US$	114,990	C$	143,051	0.8038	Prepaid Expense/ (Accrued Exp	)	1,652	(352)	1,300
	US$	39,997		€30,936	1.2929	(Accrued Exp	)	—	(370)	(370)
Hedge accounting not elected:
Diesel contracts		Fixed on 750K gal per month		Float on 750K gal per month	N/A	(Accrued Exp	)	—	(4,931)	(4,931)
Merchandise purchase commitments	C$	206,109	US$	172,500	0.8369	Prepaid Expense/ (Accrued Exp	)	4,879	(42)	4,837
	C$	4,828		€2,950	0.6110	(Accrued Exp	)	—	(149)	(149)
		£19,394	US$	28,000	1.4437	Prepaid Expense/ (Accrued Exp	)	160	(364)	(204)
		£7,273		€8,000	1.1000	(Accrued Exp	)	—	(343)	(343)
	US$	441		€327	1.3486	Prepaid Expense/ (Accrued Exp	)	2	(25)	(23)

Total fair value of all financial instruments										$5,027

The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Following are the balance sheet classifications of the fair value of TJX’s derivatives:

	January 30,	January 31,
In thousands	2010	2009

Current assets	$5,642	$11,772
Non-current assets	—	—
Current liabilities	(1,471)	(6,745)
Non-current liabilities	—	—

Net fair value	$4,171	$5,027

The impact of derivative financial instruments on statements of income during fiscal 2010 is as follows:

		Amount of Gain
	Location of Gain	(Loss) Recognized
	(Loss) Recognized in	in Income by
In thousands	Income by Derivative	Derivative

Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	$1,092
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	1,422
Intercompany balances, primarily short-term debt and related interest	Selling, general & administrative expenses	(9,249)
Derivatives not designated as hedging instruments:
Diesel contracts	Cost of sales, including buying and occupancy costs	4,490
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	494

Gain (loss) recognized in income		$(1,751)

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

F.	Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). U.S. GAAP classifies the inputs used to measure fair value into the following hierarchy:

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

TJX endeavors to utilize the best available information in measuring fair value and classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. TJX has determined that its financial assets and liabilities are generally classified within level 1 or level 2 in the fair value hierarchy. The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	January 30,	January 31,
In thousands	2010	2009

Level 1
Assets:
Executive savings plan	$55,404	$40,636
Level 2
Assets:
Short-term investments	$130,636	$—
Foreign currency exchange contracts	5,642	9,534
Interest rate swaps	—	1,859
Liabilities:
Foreign currency exchange contracts	$1,029	$1,435
Diesel fuel contracts	442	4,931

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of the zero coupon convertible subordinated notes was estimated by obtaining market quotes. The fair value of long-term debt at January 30, 2010 was $862.3 million versus a carrying value of $774.3 million. The fair value of the current installments of long-term debt at January 31, 2009 was $399.9 million versus a carrying value of $392.9 million. The fair value of the subordinated notes as of January 31, 2009, was $358.3 million versus a carrying value of $365.6 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

Our cash equivalents are stated at cost, which approximates fair value, due to the short maturities of these instruments.

Investments designed to meet obligations under our executive savings plan are invested in securities traded in active markets and carried at unadjusted quoted prices.

As a result of its international operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect its operating results and financial position. When deemed appropriate, we minimize risk from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and TJX does not use leveraged derivative financial instruments. The forward foreign currency exchange contracts and interest rate swaps are valued using broker quotations which include observable market information. TJX makes no adjustments to quotes or prices obtained from brokers or pricing services but does assess the credit risk of counterparties and will adjust final valuations when appropriate. Where independent pricing services provide fair values, TJX obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within level 2.

G.	Commitments

TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of our leases are store operating leases with a ten-year initial term and options to extend for one or more five-year periods. Certain Marshalls leases, acquired in fiscal 1996, had then remaining terms ranging up to twenty-five years. T.K. Maxx leases are generally for ten to twenty-five years with ten-year kick-out options. Many of our leases contain escalation clauses and early termination penalties. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These expenses in the aggregate were approximately one-third of the total minimum rent in fiscal 2010, fiscal 2009 and fiscal 2008.

Following is a schedule of future minimum lease payments for continuing operations as of January 30, 2010:

	Capital	Operating
In thousands	Lease	Leases

Fiscal Year
2011	$3,726	$1,005,366
2012	3,897	940,063
2013	3,912	830,992
2014	3,912	721,111
2015	3,912	586,662
Later years	3,586	1,610,867

Total future minimum lease payments	22,945	$5,695,061

Less amount representing interest	4,746

Net present value of minimum capital lease payments	$18,199

The capital lease relates to a 283,000-square-foot addition to TJX’s home office facility. Rental payments commenced June 1, 2001, and we recognized a capital lease asset and related obligation equal to the present value of the lease payments of $32.6 million.

Rental expense under operating leases for continuing operations amounted to $962.0 million for fiscal 2010, $936.6 million for fiscal 2009 and $875.6 million for fiscal 2008. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $13.0 million in fiscal 2010, $8.3 million in fiscal 2009 and $9.7 million in fiscal 2008. Sublease income was $1.3 million in fiscal 2010, $2.1 million in fiscal 2009 and $2.9 million in fiscal 2008. The total net present value of TJX’s minimum operating lease obligations approximated $4,450.2 million as of January 30, 2010.

TJX had outstanding letters of credit totaling $37.6 million as of January 30, 2010 and $32.0 million as of January 31, 2009. Letters of credit are issued by TJX primarily for the purchase of inventory.

H.	Stock Incentive Plan

TJX has a stock incentive plan under which options and other share based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all stock compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, provides for the issuance of up to 160.9 million shares with 22.7 million shares available for future grants as of January 30, 2010. TJX issues shares from authorized but unissued common stock.

Total compensation cost related to share-based compensation was $33.5 million net of income taxes of $21.6 million in fiscal 2010, $31.2 million net of income taxes of $20.1 million in fiscal 2009 and $37.0 million net of income taxes of $20.3 million in fiscal 2008.

As of January 30, 2010, there was $87.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of two years.

Options for the purchase of common stock have been granted at 100% of market price on the grant date and generally vest in thirds over a three-year period starting one year after the grant, and have a ten-year term.

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2010	2009	2008

Risk-free interest rate	2.49%	2.96%	4.00%
Dividend yield	1.3%	1.3%	1.2%
Expected volatility factor	37.3%	33.9%	31.0%
Expected option life in years	5.0	4.8	4.5
Weighted average fair value of options issued	$12.27	$10.46	$8.38

Expected volatility is based on a combination of implied volatility from traded options on our stock, and historical volatility during a term approximating the expected term of the option granted. We use historical data to estimate option exercise, employee termination behavior and dividend yield within the valuation model. Employee groups and option characteristics are considered separately for valuation purposes when applicable. No such distinctions existed during the fiscal years presented. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical exercise trends. The risk-free rate is for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Options: A summary of the status of TJX’s stock options and related Weighted Average Exercise Prices (“WAEP”) is presented below (shares in thousands):

	January 30, 2010		Fiscal Year Ended January 31, 2009		January 26, 2008
	Options	WAEP	Options	WAEP	Options	WAEP

			(53 weeks)

Outstanding at beginning of year	31,773	$24.83	35,153	$22.17	37,854	$20.50
Granted	4,877	37.74	5,199	35.02	5,716	29.23
Exercised and repurchased	(8,012)	21.30	(7,533)	19.08	(7,473)	18.84
Forfeitures	(663)	31.79	(1,046)	27.59	(944)	24.25

Outstanding at end of year	27,975	$27.92	31,773	$24.83	35,153	$22.17

Options exercisable at end of year	18,372	$24.01	21,664	$21.56	24,243	$19.88

Included in the exercised and repurchased amount in the table above are approximately 77,000 options that were repurchased from optionees by TJX during fiscal 2009 and 341,000 options repurchased during fiscal 2008. There were no such option repurchases during fiscal 2010. Cash paid for such repurchased options amounted to $659,305 in fiscal 2009 and $2.3 million in fiscal 2008. The total intrinsic value of options exercised was $109.2 million in fiscal 2010, $108.1 million in fiscal 2009 and $79.7 million in fiscal 2008.

The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable at January 30, 2010. Options outstanding expected to vest represents total unvested options of 9.6 million adjusted for anticipated forfeitures.

			Weighted
			Average	Weighted
		Aggregate	Remaining	Average
		Intrinsic	Contract	Exercise
In thousands except years and per share amounts	Shares	Value	Life	Price

Options outstanding expected to vest	8,933	$24,048	8.9 years	$35.32
Options exercisable	18,372	$282,172	5.3 years	$24.01

Total outstanding options vested and expected to vest	27,305	$306,220	6.5 years	$27.71

Performance-Based Restricted Stock and Other Awards: TJX has issued performance-based restricted stock awards under the Stock Incentive Plan which are issued at no cost to the recipient of the award and have restrictions that generally lapse over one to four years from date of grant when and if specified performance criteria are met. The grant date fair value of the award is charged to income ratably over the period during which these awards vest. The fair value of the awards is determined at date of grant and assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

A summary of the status of our nonvested performance-based restricted stock and changes during fiscal 2010 is presented below:

	Performance	Weighted
	Based	Average
	Restricted	Grant Date
Shares in thousands	Stock	Fair Value

Nonvested at beginning of year	442	$28.38
Granted	470	25.91
Vested	(252)	26.43
Forfeited	(19)	29.53

Nonvested at end of year	641	$27.30

There were 470,000 shares of performance-based restricted stock, with a weighted average grant date fair value of $25.91, granted in fiscal 2010; 173,000 shares with a weighted average grant date fair value of $33.49 were granted in fiscal 2009 and 200,000 shares with a weighted average grant date fair value of $28.04 were granted in fiscal 2008. The fair value of performance-based restricted stock that vested was $6.7 million in fiscal 2010, $5.9 million in fiscal 2009 and $3.9 million in fiscal 2008.

TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. The outside directors are awarded two annual deferred share awards, each representing shares of TJX common stock valued at $50,000. One award vests immediately and is payable, with accumulated dividends, in stock at the earlier of separation from service as a director or change of control. The second award vests based on service as a director until the annual meeting that follows the award and is payable, with accumulated dividends, in stock at vesting date, unless an irrevocable advance election is made whereby it is payable at the same time as the first award. As of the end of fiscal 2010, a total of 174,577 deferred shares were outstanding under the plan.

I.	Capital Stock and Earnings Per Share

Capital Stock: In December 2009, we completed a $1 billion stock repurchase program which began in fiscal 2009 and initiated another multi-year $1 billion stock repurchase program approved in September 2009. We repurchased and retired 27.0 million shares of our common stock at a cost of $949.9 million during fiscal 2010. TJX reflects stock repurchases in its financial statements on a “settlement” basis. We had cash expenditures under our repurchase programs of $944.8 million in fiscal 2010, $751.1 million in fiscal 2009 and $940.2 million in fiscal 2008, funded primarily by cash generated from operations. We repurchased 26.9 million shares in fiscal 2010, 24.3 million shares in fiscal 2009 and 33.0 million shares in fiscal 2008. As of January 30, 2010, on a “trade date” basis, we had repurchased 5.5 million shares of our common stock at a cost of $205.0 million under the $1 billion stock repurchase program authorized in September 2009. All shares repurchased under our stock repurchase programs have been retired.

In February 2010, TJX’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $1 billion of TJX common stock from time to time.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share:  The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

Amounts in thousands	January 30,	January 31,	January 26,
except per share amounts	2010	2009	2008

	(53 weeks)

Basic earnings per share:
Income from continuing operations	$1,213,572	$914,886	$782,432

Weighted average common stock outstanding for basic earnings per share calculation	417,796	419,076	443,050
Basic earnings per share	$2.90	$2.18	$1.77
Diluted earnings per share:
Income from continuing operations	$1,213,572	$914,886	$782,432
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	1,073	4,653	4,716

Income from continuing operations used for diluted earnings per share calculation	$1,214,645	$919,539	$787,148

Weighted average common stock outstanding for basic earnings per share calculation	417,796	419,076	443,050
Assumed conversion/exercise of:
Convertible subordinated notes	3,901	16,434	16,905
Stock options and awards	5,922	6,745	8,091

Weighted average common stock outstanding for diluted earnings per share calculation	427,619	442,255	468,046

Diluted earnings per share	$2.84	$2.08	$1.68

In April 2009, TJX called for the redemption of its zero coupon convertible subordinated notes. There were 462,057 of such notes with a carrying value of $365.1 million that were converted into 15.1 million shares of TJX common stock at a conversion rate of 32.667 shares per note. TJX paid $2.3 million to redeem the remaining 2,886 notes outstanding that were not converted.

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal year’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. Excluded were 9.5 million options at January 30, 2010, 5.2 million at January 31, 2009 and 5.7 million at January 26, 2008.

J.	Accumulated Other Comprehensive Income

Cumulative foreign currency translation adjustments included in shareholders’ equity amounted to a loss of $76.3 million, net of related tax effect of $21.6 million, as of January 30, 2010; a loss of $152.9 million, net of related tax effect of $2.6 million, as of January 31, 2009; and a gain of $17.8 million, net of related tax effect of $23.7 million, as of January 26, 2008. Cumulative gains and losses on derivatives that hedged our net investment in foreign operations and deferred gains and losses on cash flow hedges that have been recorded in accumulated other comprehensive income amounted to a gain of $27.3 million, net of related tax effects of $18.2 million at both January 30, 2010 and January 31, 2009, and a loss of $42.1 million, net of related tax effects of $28.1 million at January 26, 2008.

In accordance with U.S. GAAP, TJX is required to recognize the funded status of its post retirement benefit plans which are discussed in Note L. Cumulative loss adjustments included in accumulated other comprehensive income was $85.2 million, net of related tax effects of $56.8 million at January 30, 2010, $92.2 million, net of related tax effects of $61.5 million at January 31, 2009, and $4.4 million, net of related tax effects of $3.7 million at January 26, 2008.

K.	Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
	January 30,	January 31,	January 26,
In thousands	2010	2009	2008

	(53 weeks)

Current:
Federal	$465,799	$259,857	$375,799
State	104,621	27,376	94,727
Foreign	114,195	97,976	87,260
Deferred:
Federal	54,544	126,816	(64,363)
State	1,773	23,955	(15,698)
Foreign	(2,942)	74	(70)

Provision for income taxes	$737,990	$536,054	$477,655

Income from continuing operations before income taxes includes foreign pre-tax income of $342.3 million in fiscal 2010, $292.6 million in fiscal 2009 and $260.8 million in fiscal 2008.

TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
	January 30,	January 31,
In thousands	2010	2009

Deferred tax assets:
Foreign tax credit carryforward	$89,796	$37,611
Reserve for discontinued operations	11,813	14,859
Pension, stock compensation, postretirement and employee benefits	253,926	238,557
Leases	39,635	38,889
Foreign currency and hedging	3,743	4,571
Computer Intrusion reserve	8,722	16,749
Other	88,447	83,483

Total deferred tax assets	$496,082	$434,719

Deferred tax liabilities:
Property, plant and equipment	$274,937	$215,462
Capitalized inventory	44,079	44,102
Tradename	42,873	42,873
Undistributed foreign earnings	193,252	111,506
Other	10,926	12,109

Total deferred tax liabilities	566,067	426,052

Net deferred tax (liability) asset	$(69,985)	$8,667

The fiscal 2010 net deferred tax liability is presented on the balance sheet as a current asset of $122.5 million and a non-current liability of $192.4 million. For fiscal 2009, the net deferred tax asset is presented on the balance sheet as a current asset of $135.7 million and a non-current liability of $127.0 million. TJX has provided for deferred U.S. taxes on all undistributed earnings from its Winners Canadian subsidiary, its Marshalls Puerto Rico subsidiary and its Italian subsidiary through January 30, 2010. All earnings of TJX’s other foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings. The net deferred tax (liability) asset summarized above includes deferred taxes relating to temporary differences at our foreign operations and amounted to an $18.9 million net liability as of January 30, 2010 and a $19.9 million net liability as of January 31, 2009.

In fiscal 2009, TJX’s HomeGoods subsidiary utilized a Puerto Rico net operating loss carryforward of approximately $1.1 million which had not been previously recognized. There were no further Puerto Rico net operating losses as of the fiscal year ended January 31, 2009. TJX’s German subsidiary, which is treated as a branch for U.S. tax purposes, incurred net operating losses of $11.4 million in fiscal 2010, $15.0 million in fiscal 2009 and $14.4 million in fiscal 2008 for tax and financial reporting purposes. The losses were fully utilized in each year to reduce TJX’s current U.S. taxable income. Any future utilization of the losses in Germany will result in a corresponding amount of taxable income for U.S. tax purposes.

TJX established valuation allowances against certain deferred tax assets which may not be realized in future years. The amount of the valuation allowances was $3.9 million as of January 30, 2010 and $6.2 million as of January 31, 2009.

TJX’s worldwide effective income tax rate was 37.8% for fiscal 2010, 36.9% for fiscal 2009, and 37.9% for fiscal 2008. The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	January 30,	January 31,	January 26,
	2010	2009	2008

	(53 weeks)

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	4.3	2.8	4.1
Impact of foreign operations	(0.6)	(0.1)	(0.6)
Impact of repatriation of foreign earnings	—	—	(0.4)
All other	(0.9)	(0.8)	(0.2)

Worldwide effective income tax rate	37.8%	36.9%	37.9%

The increase in TJX’s effective state income tax rate for fiscal 2010 as compared to fiscal 2009 is primarily attributed to the settlement, in fiscal 2009, of several state tax audits and the resulting reduction to our reserves for uncertain tax positions. In the first quarter of fiscal 2008, TJX adopted the provisions for recognizing and measuring tax positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. As a result of the implementation, TJX recognized a charge of approximately $27.2 million to its retained earnings balance at the beginning of fiscal 2008. TJX had net unrecognized tax benefits of $121.0 million as of January 30, 2010, $129.9 million as of January 31, 2009 and $140.7 million as of January 26, 2008.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	January 30,	January 31,	January 26,
In thousands	2010	2009	2008

Balance at beginning of year or date of implementation	$202,543	$232,859	$188,671
Additions for uncertain tax positions taken in current year	59,301	59,807	30,811
Additions for uncertain tax positions taken in prior years	1,444	1,848	52,328
Reductions for uncertain tax positions taken in prior years	(53,612)	(80,959)	(36,474)
Reductions resulting from lapse of statute of limitations	(3,267)	(2,002)	(307)
Settlements with tax authorities	(14,668)	(9,010)	(2,170)

Balance at end of year	$191,741	$202,543	$232,859

Included in the gross amount of unrecognized tax benefits are items that will not impact future effective tax rates upon recognition. These items amount to $57.6 million as of January 30, 2010, $49.3 million as of January 31, 2009 and $67.8 million as of January 26, 2008.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $7.6 million for the year ended January 30, 2010, $15.3 million for the year ended January 31, 2009 and $16.2 million for the year ended January 26, 2008. The accrued amounts for interest and penalties are $50.6 million as of January 30, 2010, $51.1 million as of January 31, 2009 and $52.5 million as of January 26, 2008.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions; it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of January 30, 2010. During the next twelve months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $1.0 million to $49.0 million.

L.	Pension Plans and Other Retirement Benefits

Pension: TJX has a funded defined benefit retirement plan covering the majority of its full-time U.S. employees. As a result of an amendment to the plan, employees hired after February 1, 2006 do not participate in this plan but are eligible to receive enhanced employer contributions to their 401(k) plans. This plan amendment has not had a material impact on pension expense in the periods presented, but is expected to reduce net periodic pension costs gradually in subsequent years due to a reduction in the number of participants. Employees who had attained twenty-one years of age and completed one year of service prior to amendment were, and remain, covered under the plan. No employee contributions are required, and benefits are based on compensation earned in each year of service. Our funded defined benefit retirement plan assets are invested in domestic and international equity and fixed income securities, both directly and through investment funds. The plan does not invest in the securities of TJX. TJX also has an unfunded supplemental retirement plan which covers certain key employees and provides additional retirement benefits based on average compensation for certain of those employees.

Presented below is financial information relating to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the fiscal years indicated:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended
	January 30,	January 31,	January 30,	January 31,
In thousands	2010	2009	2010	2009

	(53 weeks)		(53 weeks)

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$492,413	$447,684	$55,463	$51,588
Service cost	30,049	30,406	876	1,069
Interest cost	31,320	28,711	2,923	3,366
Actuarial losses (gains)	39,931	(1,411)	7,686	2,252
Settlements	—	—	(12,156)	—
Benefits paid	(11,403)	(10,713)	(3,065)	(2,812)
Expenses paid	(2,107)	(2,264)	—	—

Projected benefit obligation at end of year	$580,203	$492,413	$51,727	$55,463

Accumulated benefit obligation at end of year	$532,276	$451,260	$41,855	$42,560

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended
	January 30,	January 31,	January 30,	January 31,
In thousands	2010	2009	2010	2009

	(53 weeks)		(53 weeks)

Change in plan assets:
Fair value of plan assets at beginning of year	$314,212	$436,416	$—	$—
Actual return on plan assets	75,018	(109,227)	—	—
Employer contribution	132,700	—	15,221	2,812
Benefits paid	(11,403)	(10,713)	(3,065)	(2,812)
Settlements	—	—	(12,156)	—
Expenses paid	(2,107)	(2,264)	—	—

Fair value of plan assets at end of year	$508,420	$314,212	$—	$—

Reconciliation of funded status:
Projected benefit obligation at end of year	$580,203	$492,413	$51,727	$55,463
Fair value of plan assets at end of year	508,420	314,212	—	—

Funded status—excess obligation	$71,783	$178,201	$51,727	$55,463

Net liability recognized on consolidated balance sheets	$71,783	$178,201	$51,727	$55,463

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$—	$15	$93	$218
Accumulated actuarial losses	155,752	176,274	13,152	8,958

Amounts included in accumulated other comprehensive income (loss)	$155,752	$176,289	$13,245	$9,176

The consolidated balance sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $123.5 million at January 30, 2010 is reflected on the balance sheet as of that date as a current liability of $3.8 million and a long-term liability of $119.7 million.

The combined net accrued liability of $233.7 million at January 31, 2009 is reflected on the balance sheet as of that date as a current liability of $13.1 million and a long-term liability of $220.6 million.

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2011 for the unfunded plan is $81,000. There is no estimated amortization for the funded plan. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2011 is $10.8 million for the funded plan and $2.3 million for the unfunded plan.

Weighted average assumptions for measurement purposes for determining the obligation at the year end measurement date:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009

Discount rate	6.00%	6.50%	5.75%	6.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

TJX selects the assumed discount rate using the Citigroup Pension Liability Index. TJX develops its long-term rate of return assumption by evaluating input from professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions.

TJX made aggregate cash contributions of $147.9 million in fiscal 2010, $2.8 million in fiscal 2009 and $27.5 million in fiscal 2008 to the defined benefit retirement plan and to fund current benefit and expense payments under the unfunded supplemental retirement plan. The cash contributions made in fiscal 2009 were solely to fund current benefit and expense payments under the unfunded supplemental retirement plan. Through fiscal 2008, our funding policy for the funded plan was to fund any required contribution to the plan at the full funding limitation and generally to fund contributions in excess of any required contribution so as to fully fund the accumulated benefit obligation to the extent such contribution is allowed for tax purposes. As a result of voluntary funding contributions made in prior years, there was no required funding during fiscal 2009. In fiscal 2009, the Pension Protection Act (PPA) became effective and TJX’s policy became to fund, at a minimum, the amount required to maintain a funded status of 75% to 80% of the pension liability as defined by the PPA. As a result of funding in fiscal 2010, we do not anticipate any required funding in fiscal 2011 for the defined benefit retirement plan. We anticipate making contributions of $3.8 million to fund current benefit and expense payments under the unfunded supplemental retirement plan in fiscal 2011.

Following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to our pension plans:

	Funded Plan			Unfunded Plan
	Fiscal Year Ended			Fiscal Year Ended
	January 30,	January 31,	January 26,	January 30,	January 31,	January 26,
Dollars in thousands	2010	2009	2008	2010	2009	2008

	(53 weeks)			(53 weeks)

Net periodic pension cost:
Service cost	$30,049	$30,406	$34,704	$876	$1,069	$992
Interest cost	31,320	28,711	24,632	2,923	3,366	2,867
Expected return on plan assets	(28,222)	(34,369)	(32,259)	—	—	—
Settlement costs	—	—	—	2,447	—	168
Amortization of prior service costs	15	43	57	125	124	125
Amortization of net actuarial losses	13,656	—	—	1,045	1,270	789

Net periodic pension cost	$46,818	$24,791	$27,134	$7,416	$5,829	$4,941

Other Changes in Plan Assets and Benefit
Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$(6,866)	$142,186	$(482)	$7,686	$2,252	$(3,420)
Settlement costs	—	—	—	(2,447)	—	—
Amortization of net (loss) gain	(13,656)	—	—	(1,045)	(1,270)	(893)
Amortization of prior service cost	(15)	(44)	(62)	(125)	(125)	(135)

Total recognized in other comprehensive
income	$(20,537)	$142,142	$(544)	$4,069	$857	$(4,448)

Total recognized in net periodic benefit cost and other comprehensive income	$26,281	$166,933	$26,590	$11,485	$6,686	$493

Weighted average assumptions for expense purposes:
Discount rate	6.50%	6.50%	6.00%	6.50%	6.25%	5.75%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

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

Following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Funded Plan	Unfunded Plan
In thousands	Expected Benefit Payments	Expected Benefit Payments

Fiscal Year
2011	$15,662	$3,753
2012	17,493	3,682
2013	19,917	3,204
2014	22,527	3,367
2015	25,330	3,259
2016 through 2020	176,433	21,605

The following table presents the fair value hierarchy (See Note F) for pension and postretirement assets measured at fair value on a recurring basis as of January 30, 2010:

	Funded Plan
Dollars in thousands	Level 1	Level 2	Level 3	Total

Asset category

Short-term investments	$85,511	$—	$—	$85,511
Equity Securities:
Domestic equity	43,950	—	—	43,950
International equity	33,784	—	—	33,784
Emerging markets	—	—	—	—
Fixed Income Securities:
Corporate and government bond funds	—	21,787	—	21,787
Common/Collective Trusts	—	295,792	19,817	315,609
Limited Partnerships	—	—	7,779	7,779

Fair value of plan assets	$163,245	$317,579	$27,596	$508,420

The following table presents a reconciliation of level 3 plan assets measured at fair value for the year ended January 30, 2010:

Dollars in thousands	Common/Collective Trusts	Limited Partnerships

Beginning balance as of February 1, 2009	$35,200	$14,264
Earned income, net of management expenses	(261)	(570)
Unrealized gain (loss) on investment	(294)	(6,615)
Purchases, sales, issuances and settlements, net	(14,828)	700

Ending balance as of January 30, 2010	$19,817	$7,779

Pension plan assets are reported at fair value. Investments in equity securities traded on a national securities exchange are valued at the composite close price, as reported in the Wall Street Journal, as of the financial statement date. This information is provided by the independent pricing services IDC and Merrill Lynch.

Certain corporate and government bonds are valued at the closing price reported in the active market in which the bond is traded. Other bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks. All bonds are priced by IDC except for mortgage-backed pools which are priced by Merrill Lynch Pricing Service.

The investments in the limited partnerships are stated at the fair value of the Plan’s partnership interest based on information supplied by the partnerships as compared to financial statements of the limited partnership or other fair value information as determined by management. Cash equivalents are stated at cost which approximates fair value. The market value of the investments in the common/collective trusts are determined based on net asset value as reported by their fund managers.

The following is a summary of our target allocation for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation for
		Fiscal Year Ended
		January 30,	January 31,
	Target Allocation	2010	2009

Equity securities	50%	47%	48%
Fixed income	50%	37%	50%
All other—primarily cash	—	16%	2%

We employ a total return investment approach whereby a mix of equities and fixed income investments is used to seek to maximize the long-term return on plan assets with a prudent level of risk. Risks are sought to be mitigated through asset diversification and the use of multiple investment managers. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees. Assets under the plan totaled $676.4 million as of December 31, 2009 and $529.5 million as of December 31, 2008 and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay, subject to limitation. TJX matches employee contributions, up to 5% of eligible pay, at rates ranging from 25% to 50%, based upon TJX’s performance. Employees hired after February 1, 2006 are eligible for participation in the 401(k) plan with an enhanced matching formula beginning five years after hire date. TJX contributed $13.3 million in fiscal 2010, $8.6 million in fiscal 2009 and $10.2 million in fiscal 2008 to the 401(k) plan. Employees cannot invest their contributions in the TJX stock fund option in the 401(k) plan, and may elect to invest up to only 50% of TJX’s contribution in the TJX stock fund. The TJX stock fund has no other trading restrictions. The TJX stock fund represents 4.5% of plan investments at December 31, 2009, 3.3% at December 31, 2008 and 3.5% at December 31, 2007.

TJX also has a nonqualified savings plan for certain U.S. employees. TJX matches employee contributions at various rates which amounted to $1.9 million in fiscal 2010, $425,432 in fiscal 2009 and $1.2 million in fiscal 2008. TJX transfers employee withholdings and the related company match to a separate trust designated to fund the future obligations. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

In addition to the plans described above, we also maintain retirement/deferred savings plans for all eligible associates at our foreign subsidiaries. We contributed $4.6 million for these plans in fiscal 2010, $4.2 million in fiscal 2009 and $4.1 million in fiscal 2008.

Postretirement Medical: TJX has an unfunded postretirement medical plan that provides limited postretirement medical and life insurance benefits to retirees who participate in its retirement plan and who retired at age 55 or older with ten or more years of service. During the fourth quarter of fiscal 2006, TJX eliminated this benefit for all active associates and modified the benefit to cover only retirees enrolled in the plan at that time. The plan amendment replaces the previous medical benefits with a defined amount (up to $35.00 per month) that approximates the cost of enrollment in the Medicare Plan for retirees enrolled in the plan at the time of modification.

TJX paid $253,000 of benefits in fiscal 2010 and will pay similar amounts over the next several years. The post retirement medical liability as of January 30, 2010 is estimated at $1.6 million, of which $1.4 million is included in non-current liabilities on the balance sheet.

The amendment to plan benefits in fiscal 2006 resulted in a negative plan amendment of $46.8 million which is being amortized into income over the average remaining life of the active plan participants. The unamortized balance of $26.8 million as of January 30, 2010 is included in accumulated other comprehensive income (loss) of which

$3.8 million will be amortized into income in fiscal 2011. During fiscal 2010, there was a pre-tax net benefit of $3.4 million reflected in the income statement as it relates to this post retirement medical plan.

M.	Accrued Expenses and Other Liabilities, Current and Long-Term

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
	January 30,	January 31,
In thousands	2010	2009

Employee compensation and benefits, current	$394,070	$300,366
Computer Intrusion	23,481	42,211
Rent, utilities and occupancy, including real estate taxes	152,997	151,273
Merchandise credits and gift certificates	146,464	133,104
Insurance	39,302	40,428
Sales tax collections and V.A.T. taxes	97,167	88,528
All other current liabilities	394,521	340,856

Accrued expenses and other current liabilities	$1,248,002	$1,096,766

All other current liabilities include accruals for outstanding checks, advertising, property additions, dividends, freight, interest, reserve for sales returns, purchased services, and other items, each of which are individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
	January 30,	January 31,
In thousands	2010	2009

Employee compensation and benefits, long-term	$254,503	$272,881
Reserve related to discontinued operations	35,897	40,564
Accrued rent	151,006	137,876
Landlord allowances	57,693	53,761
Tax reserve, long-term	181,740	240,582
Long-term liabilities—other	16,260	19,340

Other long-term liabilities	$697,099	$765,004

N.	Discontinued Operations Reserve and Related Contingent Liabilities

TJX has a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with 34 discontinued A.J. Wright stores as well as leases of former TJX businesses. The balance in the reserve and the activity for the last three fiscal years is presented below:

	Fiscal Year Ended
	January 30,	January 31,	January 26,
In thousands	2010	2009	2008

Balance at beginning of year	$40,564	$46,076	$57,677
Additions (reductions) to the reserve charged to net income:
A.J. Wright store closings	8	(2,908)	—
Other lease related obligations	(8)	2,908	—
Interest accretion	1,761	1,820	1,820
Charges against the reserve:
Lease related obligations	(5,891)	(7,323)	(11,214)
Termination benefits and all other	(537)	(9)	(2,207)

Balance at end of year	$35,897	$40,564	$46,076

The charges against the reserve in fiscal 2010, fiscal 2009 and fiscal 2008 related primarily to the closed A.J. Wright stores. In fiscal 2009, we reserved an additional $2.9 million for exposure to certain properties related to the sale of Bob’s

Stores, which was offset by a comparable amount due to favorable settlements on several A.J. Wright locations. The majority of the reserve relates to lease obligations with respect to the closure of the A.J. Wright stores and the sale of Bob’s Stores. The remainder of the reserve reflects our estimation of the cost of claims, updated quarterly, that have been, or we believe are likely to be, made against us for liability as an original lessee or guarantor of the leases of former businesses, after mitigation of the number and cost of these lease obligations. The actual net cost of the various lease obligations included in the reserve may differ from our initial estimate. Although our actual costs with respect to the lease obligations may exceed amounts estimated in our reserve, and we may incur costs for other leases from former discontinued operations, we do not expect to incur any material costs related to these discontinued operations in excess of the amounts estimated. We estimate that the majority of the discontinued operations reserve will be paid in the next three to five years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

TJX may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, and on 7 additional Bob’s Stores leases both former TJX businesses. Our reserve for discontinued operations does not reflect these leases, because we currently believe that the likelihood of any future liability to TJX is not probable.

O.	Guarantees and Contingent Obligations

TJX has contingent obligations on leases, for which it was a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, we have assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of former businesses for which we have reserved, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material adverse impact on our financial condition, results of operations or cash flows. We do not generally have sufficient information about these leases to estimate our potential contingent obligations under them, which could be triggered in the event that one or more of the current tenants does not fulfill their obligations related to one or more of these leases.

TJX also has contingent obligations in connection with some assigned or sublet properties that TJX is able to estimate. We estimate the undiscounted obligations (not reflected in our reserves) of leases of closed stores of continuing operations, BJ’s Wholesale Club and Bob’s Stores leases (discussed in Note N) and properties of our discontinued operations that we have sublet, if the subtenants did not fulfill their obligations, is approximately $94 million as of January 30, 2010. We believe that most or all of these contingent obligations will not revert to TJX and, to the extent they do, will be resolved for substantially less due to mitigating factors.

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

P.	Supplemental Cash Flows Information

The cash flows required to satisfy contingent obligations of the discontinued operations as discussed in Note N, are classified as a reduction in cash provided by continuing operations. There are no remaining operating activities relating to these operations.

TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
	January 30,	January 31,	January 26,
In thousands	2010	2009	2008

	(53 weeks)

Cash paid for:
Interest on debt	$30,638	$28,269	$31,190
Income taxes	494,169	449,916	463,835
Changes in accrued expenses due to:
Dividends payable	$3,829	$6,945	$6,710
Property additions	37,060	(19,829)	23,557
Non-cash investing and financing activity:
Conversion of zero coupon convertible notes	$365,088	$—	$—

There were no non-cash financing or investing activities during fiscal 2009 or 2008.

Q.	Segment Information

TJX operates five business segments, three in the United States and one each in Canada and Europe. Each of our segments has its own administrative, buying and merchandising organization and distribution network. Of our U.S. based store chains, T.J. Maxx and Marshalls, referred to as Marmaxx, are managed together and reported as a single segment and A.J. Wright and HomeGoods each is reported as a separate segment. Outside the U.S., our store chains in Canada (Winners and HomeSense) are under common management and reported as the TJX Canada segment, and our store chains in Europe (T.K. Maxx and HomeSense) are also under common management and reported as the TJX Europe segment.

For fiscal 2010, TJX Canada and TJX Europe accounted for 22% of TJX’s net sales, 19% of segment profit and 22% of consolidated assets. All of our stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. The HomeGoods and HomeSense stores offer exclusively home fashions. By merchandise category, we derived approximately 61% of our sales from clothing (including footwear), 26% from home fashions and 13% from jewelry and accessories in fiscal 2010.

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

Presented below is selected financial information related to our business segments:

	Fiscal Year Ended
	January 30,	January 31,	January 26,
In thousands	2010	2009	2008

	(53 weeks)

Net sales:(1)
In the United States
Marmaxx	$13,270,863	$12,362,122	$11,966,651
HomeGoods	1,794,409	1,578,286	1,480,382
A.J. Wright	779,811	677,597	632,661
TJX Canada	2,167,912	2,139,443	2,040,814
TJX Europe	2,275,449	2,242,057	2,216,218

	$20,288,444	$18,999,505	$18,336,726

Segment profit (loss):(1)
In the United States
Marmaxx	$1,588,452	$1,155,838	$1,158,179
HomeGoods	137,525	42,370	76,224
A.J. Wright	12,565	2,862	(1,801)
TJX Canada	254,974	236,086	235,128
TJX Europe	163,969	137,612	127,218

	2,157,485	1,574,768	1,594,948
General corporate expense	166,414	140,037	139,437
Provision for Computer Intrusion related costs(2)	—	(30,500)	197,022
Interest expense (income), net	39,509	14,291	(1,598)

Income from continuing operations before provision for income taxes	$1,951,562	$1,450,940	$1,260,087

Identifiable assets:
In the United States
Marmaxx	$3,340,745	$3,538,663	$3,407,240
HomeGoods	415,230	455,045	435,605
A.J. Wright	269,190	242,657	204,808
TJX Canada	762,338	609,363	659,004
TJX Europe	861,122	675,283	847,107
Discontinued operations(1)	—	—	87,291
Corporate(3)	1,815,352	657,231	958,879

	$7,463,977	$6,178,242	$6,599,934

Capital expenditures:
In the United States
Marmaxx	$214,308	$328,965	$287,558
HomeGoods	25,769	47,519	50,062
A.J. Wright	34,285	19,098	15,425
TJX Canada	38,960	61,486	40,928
TJX Europe	115,960	122,902	127,646
Discontinued operations(1)	—	2,962	5,368

	$429,282	$582,932	$526,987

Depreciation and amortization:
In the United States
Marmaxx	$262,901	$241,940	$215,439
HomeGoods	32,876	28,892	24,261
A.J. Wright	19,542	16,298	15,296
TJX Canada	49,105	43,527	42,418
TJX Europe	67,783	59,949	56,163
Discontinued operations(1)	—	2,610	7,361
Corporate(4)	3,011	8,491	8,458

	$435,218	$401,707	$369,396

(1)	Fiscal 2009 and 2008 adjusted to reclassify the results of operations from Bob’s Stores through the date of sale to discontinued operations.
(2)	TJX has incurred losses as a result of the Computer Intrusion. In the second quarter of fiscal 2008, TJX established a pre-tax reserve of $178.1 million to reflect its estimation of probable losses. TJX reduced the reserve by $30.5 million in fiscal 2009 and $18.9 million in fiscal 2008.
(3)	Corporate identifiable assets consist primarily of cash, receivables, prepaid insurance, a note receivable, and reflects the increase in cash from fiscal 2009 to fiscal 2010 and the decrease in cash from fiscal 2008 to fiscal 2009.
(4)	Includes debt discount and debt expense amortization.

R.	Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly consolidated financial data for fiscal 2010 and 2009 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	First	Second	Third	Fourth
In thousands except per share amounts	Quarter	Quarter	Quarter	Quarter(3)

Fiscal Year Ended January 30, 2010 (52 weeks)
Net sales	$4,354,224	$4,747,528	$5,244,946	$5,941,746
Gross earnings(1)	1,080,878	1,213,226	1,442,767	1,583,144
Net income	209,214	261,561	347,799	394,998
Basic earnings per share	0.51	0.62	0.82	0.96
Diluted earnings per share	0.49	0.61	0.81	0.94
Fiscal Year Ended January 31, 2009 (53 weeks)
Net sales	$4,303,555	$4,554,395	$4,761,530	$5,380,025
Gross earnings(1)(2)	1,026,612	1,106,952	1,224,540	1,212,216
Income from continuing operations	198,000	212,073	254,117	250,696
Net income	193,849	200,223	235,849	250,696
Income from continuing operations
Basic earnings per share	0.47	0.50	0.61	0.61
Diluted earnings per share	0.44	0.48	0.58	0.58
Net income
Basic earnings per share	0.46	0.48	0.57	0.61
Diluted earnings per share	0.43	0.45	0.54	0.58

(1)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.

(2)	Certain amounts in the prior period statements of income have been reclassified from “selling, general and administrative expenses” to “cost of sales, including buying and occupancy costs” to be consistent with the fiscal 2010 presentation. Prior to this reclassification gross earnings in the fourth quarter of fiscal 2009 were reported as $1,219,313.

(3)	The fourth quarter of fiscal 2009 includes 14 weeks.