Form 10-Q
period 2010-05-01
TJX COMPANIES INC /DE/
filed 2010-05-28
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 1, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑  NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑.
The number of shares of registrant’s common stock outstanding as of May 1, 2010: 407,979,188

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
EX-10.1 5-year Revolving Credit Agreement dated May 5, 2005
EX-10.2 The Employment Agreement dated as of June 2, 2009 between Bernard Cammarata and TJX
EX-10.3 The Employment Agreement dated as of February 1, 2009 between Carol Meyrowitz and TJX
EX-10.4 The Employment Agreement dated as of April 5, 2008 between Jeffrey Naylor and TJX
EX-10.5 The Employment Agreement dated as of January 29, 2010 between Ernie Herrman and TJX
EX-10.6 The Employment Agreement dated as of January 29, 2010 between Jerome Rossi and TJX
EX-10.7 The Employment Agreement dated as of January 29, 2010 between and among Paul Sweetenham, TJX U.K., and TJX
EX-10.8 The Settlement Agreement by and between The TJX Companies, Inc. and Mastercard International Incorporated, dated April 2, 2008
EX-10.9 The Employment Agreement dated as of June 6, 2008 between Donald G. Campbell and TJX
EX-10.10 Amendment to The TJX Companies, Inc. Management Incentive Plan dated February 2, 2010
EX-10.11 The TJX Companies, Inc. Management Incentive Plan, as amended and restated effective as of March 5, 2010
EX-10.12 Amendment to The TJX Companies, Inc. Long Range Performance Incentive Plan dated February 2, 2010
EX-10.13 The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended and restated effective as of March 5, 2010
EX-10.14 The TJX Companies, Inc. Executive Savings Plan (2010 Restatement), effective as of January 1, 2010
EX-31.1 Certification of Chief Executive Officer pursuant to Section 302
EX-31.2 Certification of Chief Financial Officer pursuant to Section 302
EX-32.1 Certification of Chief Executive Officer pursuant to Section 906
EX-32.2 Certification of Chief Financial Officer pursuant to Section 906
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales	$5,016,540	$4,354,224

Cost of sales, including buying and occupancy costs	3,648,674	3,273,346
Selling, general and administrative expenses	821,363	735,057
Interest expense, net	10,202	6,601

Income before provision for income taxes	536,301	339,220
Provision for income taxes	204,867	130,006

Net income	$331,434	$209,214

Basic earnings per share:
Net income	$0.81	$0.51
Weighted average common shares – basic	408,053	412,544

Diluted earnings per share:
Net income	$0.80	$0.49
Weighted average common shares – diluted	414,400	431,920

Cash dividends declared per share	$0.15	$0.12
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	May 1,	January 30,	May 2,
	2010	2010	2009
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,833,270	$1,614,607	$1,012,495
Short-term investments	126,071	130,636	56,747
Accounts receivable, net	168,043	148,126	150,406
Merchandise inventories	2,615,079	2,532,318	2,817,711
Prepaid expenses and other current assets	240,415	255,707	231,067
Current deferred income taxes, net	122,539	122,462	138,487

Total current assets	5,105,417	4,803,856	4,406,913

Property at cost:
Land and buildings	282,296	281,527	277,087
Leasehold costs and improvements	1,953,608	1,930,977	1,767,692
Furniture, fixtures and equipment	3,141,442	3,087,419	2,833,906

Total property at cost	5,377,346	5,299,923	4,878,685
Less accumulated depreciation and amortization	3,122,971	3,026,041	2,725,948

Net property at cost	2,254,375	2,273,882	2,152,737

Property under capital lease, net of accumulated amortization of $19,916; $19,357 and $17,682, respectively	12,656	13,215	14,890
Other assets	202,161	193,230	184,734
Goodwill and tradename, net of amortization	179,901	179,794	179,593

TOTAL ASSETS	$7,754,510	$7,463,977	$6,938,867

LIABILITIES
Current liabilities:
Current installments of long-term debt	$—	$—	$742,227
Obligation under capital lease due within one year	2,434	2,355	2,218
Accounts payable	1,684,956	1,507,892	1,551,403
Accrued expenses and other liabilities	1,079,451	1,248,002	982,156
Federal, foreign and state income taxes payable	247,794	136,737	50,250

Total current liabilities	3,014,635	2,894,986	3,328,254

Other long-term liabilities	688,123	697,099	734,262
Non-current deferred income taxes, net	222,836	192,447	148,946
Obligation under capital lease, less portion due within one year	15,194	15,844	17,628
Long-term debt, exclusive of current installments	774,344	774,325	374,303
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 407,979,188; 409,386,126 and 413,533,634, respectively	407,979	409,386	413,534
Additional paid-in capital	—	—	11,668
Accumulated other comprehensive (loss)	(137,298)	(134,124)	(188,834)
Retained earnings	2,768,697	2,614,014	2,099,106

Total shareholders’ equity	3,039,378	2,889,276	2,335,474

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,754,510	$7,463,977	$6,938,867

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Cash flows from operating activities:
Net income	$331,434	$209,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,613	104,147
Loss on property disposals	1,788	326
Deferred income tax provision	18,159	18,301
Amortization of stock compensation expense	13,313	12,404
Excess tax benefits from stock compensation expense	(15,475)	(166)
Changes in assets and liabilities:
(Increase) in accounts receivable	(19,894)	(6,077)
(Increase) in merchandise inventories	(79,328)	(183,812)
Decrease in prepaid expenses and other current assets	7,456	37,828
Increase in accounts payable	175,234	267,451
(Decrease) in accrued expenses and other liabilities	(13,502)	(100,765)
Other	(5,382)	2,180

Net cash provided by operating activities	527,416	361,031

Cash flows from investing activities:
Property additions	(149,094)	(66,449)
Purchase of short-term investments	(29,192)	(56,747)
Sales and maturities of short-term investments	39,904	—
Proceeds from repayments on note receivable	227	212

Net cash (used in) investing activities	(138,155)	(122,984)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	374,295
Cash payments for debt issuance expenses	—	(3,234)
Payments on capital lease obligation	(571)	(528)
Cash payments for repurchase of common stock	(230,222)	(32,424)
Proceeds from issuance of common stock	88,090	10,245
Excess tax benefits from stock compensation expense	15,475	166
Cash dividends paid	(49,092)	(45,408)

Net cash (used in) provided by financing activities	(176,320)	303,112

Effect of exchange rate changes on cash	5,722	17,809

Net increase in cash and cash equivalents	218,663	558,968
Cash and cash equivalents at beginning of year	1,614,607	453,527

Cash and cash equivalents at end of period	$1,833,270	$1,012,495

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
	Shares	$1	Capital	Income (Loss)	Earnings	Total

Balance, January 30, 2010	409,386	$409,386	$—	$(134,124)	$2,614,014	$2,889,276
Comprehensive income:
Net income	—	—	—	—	331,434	331,434
Foreign currency translation adjustments	—	—	—	(4,712)	—	(4,712)
Recognition of prior service cost and deferred gains	—	—	—	1,538	—	1,538

Total comprehensive income						328,260
Cash dividends declared on common stock	—	—	—	—	(61,249)	(61,249)
Amortization of share-based compensation expense	—	—	13,313	—	—	13,313
Issuance of common stock under stock incentive plan and related tax effect	3,993	3,993	96,007	—	—	100,000
Common stock repurchased	(5,400)	(5,400)	(109,320)	—	(115,502)	(230,222)

Balance, May 1, 2010	407,979	$407,979	$—	$(137,298)	$2,768,697	$3,039,378

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note A. Summary of Significant Accounting Policies
Basis of Presentation — The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair presentation of its financial statements for the periods reported, all in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (“fiscal 2010”).
These interim results are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
Share-Based Compensation — Total share-based compensation expense was $13.3 million for the quarter ended May 1, 2010 and $12.4 million for the quarter ended May 2, 2009. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 3.8 million shares of common stock exercised during the first quarter ended May 1, 2010. There were options to purchase 24.0 million shares of common stock outstanding as of May 1, 2010.
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
Merchandise Inventories — TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $354.5 million at May 1, 2010, $396.8 million at January 30, 2010 and $317.3 million at May 2, 2009. A liability for a comparable amount is included in accounts payable for the respective periods.
New Accounting Standards — There were no new accounting standards issued during the first quarter ended May 1, 2010 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.
Note B. Commitments and Contingencies
Provision for Computer Intrusion related costs — TJX has a reserve for its estimate of the total probable losses arising from an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. The reserve balance was $22.5 million at May 1, 2010. As an estimate, the reserve is subject to uncertainty, actual costs may vary from the current estimate and such variations may be material. TJX may decrease or increase the amount of the reserve to adjust for matters such as developments in litigation, claims and related expenses, insurance proceeds and changes in the estimate.

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

	Thirteen Weeks Ended
	May 1,	May 2,
In thousands	2010	2009

Balance at beginning of year	$35,897	$40,564
Additions to the reserve charged to net income:
Interest accretion	369	440
Cash charges against the reserve:
Lease-related obligations	(2,996)	(1,320)
Termination benefits and all other	(51)	(35)

Balance at end of period	$33,219	$39,649

TJX may also be contingently liable on up to 15 leases of BJ’s Wholesale Club, a former TJX business, and up to seven additional Bob’s Stores leases. The reserve for discontinued operations does not reflect these leases because TJX does not believe that the likelihood of future liability to TJX is probable.
Note C. Other Comprehensive Income
TJX’s comprehensive income information, net of related tax effects, is presented below:

	Thirteen Weeks Ended
	May 1,	May 2,
In thousands	2010	2009

Net income	$331,434	$209,214
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,712)	28,477
Recognition of unfunded post retirement obligations	—	(1,212)
Recognition of prior service cost and deferred gains	1,538	1,682

Total comprehensive income	$328,260	$238,161

Note D. Capital Stock and Earnings Per Share
Capital Stock — During the quarter ended May 1, 2010, TJX repurchased and retired 5.5 million shares of its common stock at a cost of $234.1 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX’s expenditures for its repurchase programs were $230.2 million for the three months ended May 1, 2010 and $32.4 million for the three months ended May 2, 2009, funded primarily by cash generated from operations. As of May 1, 2010, on a “trade date” basis, TJX had repurchased 11.0 million shares of common stock at a cost of $439.1 million under a $1 billion stock repurchase program authorized in September 2009. All shares repurchased under the Company’s stock repurchase programs during the first quarters of fiscal 2011 and fiscal 2010 were retired.
In February 2010, TJX’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $1 billion of TJX common stock from time to time.
TJX has five million shares of authorized but unissued preferred stock, $1 par value.
Earnings per share — The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
	May 1,	May 2,
In thousands, except per share data	2010	2009

Basic earnings per share
Net income	$331,434	$209,214
Weighted average common shares outstanding for basic EPS	408,053	412,544

Basic earnings per share – continuing operations	$0.81	$0.51

Diluted earnings per share
Net income	$331,434	$209,214
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	—	1,072

Net income used for diluted EPS calculation	$331,434	$210,286

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	408,053	412,544
Assumed conversion/exercise/vesting of:
Stock options and awards	6,347	4,224
Zero coupon convertible subordinated notes	—	15,152

Weighted average common shares outstanding for diluted EPS	414,400	431,920

Diluted earnings per share	$0.80	$0.49
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
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. No such options were excluded for the thirteen weeks ended May 1, 2010. There were 14.3 million options excluded for the thirteen weeks ended May 2, 2009.

Note E. Financial Instruments
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
Interest Rate Contracts — During fiscal 2004, TJX entered into interest rate swaps with respect to $100 million of the $200 million ten-year notes outstanding at that time. Under these interest rate swaps, which settled in December 2009, TJX paid a specific variable interest rate indexed to the six-month LIBOR rate and received a fixed rate applicable to the underlying debt, effectively converting the interest on a portion of the notes from fixed to a floating rate of interest. The interest income/expense on the swaps was accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest rate swaps were designated as fair value hedges on the underlying debt.
Diesel Fuel Contracts — During fiscal 2010, TJX entered into agreements to hedge a portion of its notional diesel requirements for fiscal 2011 based on the diesel fuel consumed by independent freight carriers transporting the Company’s inventory. These economic hedges relate to 10% of TJX’s notional diesel requirements in the second quarter of fiscal 2011 and 20% of its notional diesel requirements in the third and fourth quarters of fiscal 2011. These diesel fuel hedge agreements will settle during the last three quarters of fiscal 2011 and expire in February 2011. During fiscal 2009, TJX entered into agreements to hedge approximately 30% of its notional diesel fuel requirements for fiscal 2010, which settled throughout the year and terminated in February 2010. Independent freight carriers transporting the Company’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the year. TJX elected not to apply hedge accounting rules to these contracts.
Foreign Currency Contracts — TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of firm U.S. dollar and Euro denominated merchandise purchase commitments made by T.K. Maxx (United Kingdom, Ireland, Germany and Poland), Winners (Canada) and Marmaxx. These commitments are typically twelve months or less in duration. The contracts outstanding at May 1, 2010 cover certain commitments for the three remaining quarters of fiscal 2011. TJX elected not to apply hedge accounting rules to these contracts.
TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in selling, general and administrative expenses and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in selling, general and administrative expenses. There were no such contracts outstanding as of May 1, 2010.

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 1, 2010:

									Net Fair
									Value in
					Blended		Current	Current	US$ at
					Contract	Balance Sheet	Asset	(Liability)	May 1,
In thousands	Pay		Receive		Rate	Location	US$	US$	2010

Hedge accounting not elected:
Diesel contracts	Fixed on 260K - 520K gal per month		Float on 260K - 520K gal per month		N/A	Prepaid Exp	$940	$—	$940
Merchandise purchase commitments
	C$	313,797	US$	307,012	0.9784	Prepaid Exp/ (Accrued Exp)	2,073	(3,149)	(1,076)
	C$	6,379		€4,650	0.7290	(Accrued Exp)	—	(85)	(85)
		£86,258	US$	132,236	1.5330	Prepaid Exp/ (Accrued Exp)	641	(109)	532
		£81,848		€92,868	1.1346	(Accrued Exp)	—	(1,496)	(1,496)
	US$	1,639		€1,167	1.4046	(Accrued Exp)	—	(88)	(88)

Total fair value of all financial instruments							$3,654	$(4,927)	$(1,273)

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 2, 2009:

									Net Fair
									Value in
					Blended		Current	Current	US$ at
					Contract	Balance Sheet	Asset	(Liability)	May 2,
In thousands	Pay		Receive		Rate	Location	US$	US$	2009

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000
	LIBOR + 4.17%			7.45%	N/A	Prepaid Exp	$822	$—	$822

Interest rate swap fixed to floating on notional of $50,000
	LIBOR + 3.42%			7.45%	N/A	Prepaid Expense	1,206	—	1,206
Intercompany balance hedges primarily short-term debt and related interest
	C$	49,415	US$	43,273	0.8757	Prepaid Exp/(Accrued Exp)	2,386	(848)	1,538
Hedge accounting not elected:
Diesel contracts	Fixed on 750K gal per month		Float on 750K gal per month		N/A	(Accrued Exp)	—	(4,251)	(4,251)
Merchandise purchase commitments
	C$	347,216	US$	283,500	0.8165	(Accrued Exp)	—	(9,717)	(9,717)
	C$	5,831		€3,650	0.6260	(Accrued Exp)	—	(80)	(80)
		£35,736	US$	52,000	1.4551	(Accrued Exp)	—	(1,337)	(1,337)
		£27,251		€30,400	1.1156	(Accrued Exp)	—	(344)	(344)
	US$	135		€105	1.2867	Prepaid Exp	4	—	4

Total fair value of all financial instruments							$4,418	$(16,577)	$(12,159)

The impact of derivative financial instruments on the statements of income during the first three months of fiscal 2011 and fiscal 2010 are as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
	Recognized in Income by	in Income by Derivative
In thousands	Derivative	May 1, 2010	May 2, 2009

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	$—	$341
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	—	485

Intercompany balances, primarily short-term debt and related interest	Selling, general & administrative expenses	—	(2,100)

Hedge accounting not elected:
Diesel contracts	Cost of sales, including buying and occupancy costs	1,382	680

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(6,826)	(15,592)

Gain (loss) recognized in income		$(5,444)	$(16,186)

The counterparties to the forward exchange contracts and swap agreements are major international financial institutions and the contracts contain rights of offset which minimize TJX’s exposure to credit loss in the event of nonperformance by one of the counterparties. TJX is not required by counterparties to maintain, and TJX does not require that counterparties maintain, collateral for these contracts. TJX periodically monitors its position and the credit ratings of the counterparties and does not anticipate losses resulting from potential nonperformance of these institutions.
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

TJX endeavors to utilize the best available information in measuring fair value and classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. TJX has determined that its financial assets and liabilities are classified within level 1 or level 2 in the fair value hierarchy. The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	May 1,	January 30,	May 2,
In thousands	2010	2010	2009

Level 1
Assets:
Executive savings plan	$63,886	$55,404	$44,981

Level 2
Assets:
Short-term investments	$126,071	$130,636	$56,747
Foreign currency exchange contracts	2,714	5,642	2,390
Diesel fuel contracts	940	—	—
Interest rate swaps	—	—	2,028

Liabilities:
Foreign currency exchange contracts	$4,927	$1,029	$12,326
Diesel fuel contracts	—	442	4,251
The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of the zero coupon convertible subordinated notes was estimated by obtaining market quotes. The fair value of long-term debt at May 1, 2010 was $868.1 million versus a carrying value of $774.3 million. The fair value of the current installments of long-term debt at May 2, 2009 was $800.5 million versus a carrying value of $742.2 million. The fair value of long-term debt as of May 2, 2009 was $386.6 million versus a carrying value of $374.3 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
TJX’s cash equivalents are stated at cost, which approximates fair value, due to the short maturities of these instruments.
Investments designed to meet obligations under the executive savings plan are invested in securities traded in active markets and are recorded at unadjusted quoted prices.
As a result of its international operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect its operating results and financial position. When deemed appropriate, TJX seeks to minimize risk from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are not used for trading or other speculative purposes. TJX does not use leveraged derivative financial instruments. The forward foreign currency exchange contracts and interest rate swaps are valued using broker quotations which include observable market information. TJX makes no adjustments to quotes or prices obtained from brokers or pricing services but does assess the credit risk of counterparties and will adjust final valuations when appropriate. Where independent pricing services provide fair values, TJX obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within level 2.

Note G. Segment Information
TJX operates five business segments, three in the United States and one each in Canada and Europe. Each of TJX’s segments has its own administrative, buying and merchandising organization and distribution network. Of the U.S. based store chains, T.J. Maxx and Marshalls, referred to as Marmaxx, are managed together and reported as a single segment and A.J. Wright and HomeGoods each is reported as a separate segment. Outside the U.S., store chains in Canada (Winners and HomeSense) are under common management and reported as the TJX Canada segment, and store chains in Europe (T.K. Maxx and HomeSense) are also under common management and reported as the TJX Europe segment.
TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income before general corporate expense and interest. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.
Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	May 1,	May 2,
In thousands	2010	2009

Net sales:
U.S. segments:
Marmaxx	$3,277,864	$2,938,309
HomeGoods	457,059	391,895
A.J. Wright	211,379	179,394
International segments:
TJX Canada	554,998	424,092
TJX Europe	515,240	420,534

	$5,016,540	$4,354,224

Segment profit:
U.S. segments:
Marmaxx	$468,480	$330,670
HomeGoods	40,593	15,573
A.J. Wright	9,786	4,413
International segments:
TJX Canada	54,359	19,727
TJX Europe	5,842	9,293

	579,060	379,676

General corporate expenses	32,557	33,855
Interest expense, net	10,202	6,601

Income before provision for income taxes	$536,301	$339,220

Note H. Pension Plans and Other Retirement Obligations
Presented below is financial information related to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown.

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 1,	May 2,	May 1,	May 2,
In thousands	2010	2009	2010	2009

Service cost	$7,750	$7,625	$206	$238
Interest cost	9,019	8,048	728	739
Expected return on plan assets	(9,991)	(6,500)	—	—
Amortization of prior service cost	—	4	20	31
Recognized actuarial losses	2,722	3,073	694	173
Settlement cost	—	—	—	319

Total expense	$9,500	$12,250	$1,648	$1,500

In fiscal 2009 the Pension Protection Act (PPA) became effective in the U.S., and TJX’s policy is to fund, at a minimum, the amount required to maintain a funded status of 75% to 80% of the pension liability as defined by the PPA. As a result of funding in fiscal 2010, TJX does not anticipate any required funding in fiscal 2011 for the defined benefit retirement plan. TJX anticipates making contributions of $3.8 million to fund current benefit and expense payments under the unfunded plan in fiscal 2011.
Note I. Long-Term Debt and Credit Lines
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
In February 2001, TJX issued $517.5 million zero coupon convertible subordinated notes due in February 2021 and raised gross proceeds of $347.6 million. The issue price of the notes represented a yield to maturity of 2% per year. During fiscal 2010, TJX called for the redemption of these notes at the original issue price plus accrued original issue discount, and 462,057 of such notes with a carrying value of $365.1 million were converted into 15.1 million shares of TJX common stock at a rate of 32.667 shares per note. TJX paid $2.3 million to redeem the remaining 2,886 notes outstanding that were not converted. Prior to fiscal 2010, a total of 52,557 notes were either converted into common shares of TJX or put back to TJX.
As of May 1, 2010, TJX had a $500 million revolving credit facility maturing May 2010 and a $500 million revolving credit facility maturing May 2011. These agreements require the payment of six basis points annually on the committed amounts, have no compensating balance requirements, have various covenants including a requirement of a specified ratio of debt to earnings, and serve as back up to TJX’s commercial paper program. There were no outstanding amounts under these credit facilities as of May 1, 2010 or May 2, 2009. The $500 million facility maturing in May 2010 was replaced at that time with a new $500 million, three-year revolving credit facility with similar terms and provisions but updated for market pricing.
As of May 1, 2010 and May 2, 2009, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of May 1, 2010 and May 2, 2009, there were no amounts outstanding on the Canadian credit line for operating expenses. As of May 1, 2010, TJX Europe had a credit line of £20 million. There were no outstanding borrowings on this U.K. credit line as of May 1, 2010 or May 2, 2009.
Note J. Income Taxes
TJX had unrecognized tax benefits of $125.0 million as of May 1, 2010 and $134.2 million as of May 2, 2009. The effective income tax rate was 38.2% for the fiscal 2011 first quarter and 38.3% for last year’s first quarter.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $53.1 million as of May 1, 2010 and $56.0 million as of May 2, 2009.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings, that reflect such positions taken by TJX, may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range of $1.0 million to $49.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (first quarter) Ended May 1, 2010
Compared to
The Thirteen Weeks (first quarter) Ended May 2, 2009
Business Overview
We are the leading off-price apparel and home fashions retailer in the United States and worldwide. Our more than 2,700 stores offer a rapidly changing assortment of quality, brand-name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices every day.
We operate eight off-price retail chains in the U.S., Canada and Europe and are known for our treasure hunt shopping experience and excellent values on brand-name merchandise. We turn our inventories rapidly relative to traditional retailers to create a sense of urgency and excitement for our customers, to encourage frequent customer visits and to drive merchandise margins. Our flexible “no walls” business model allows us to expand and contract merchandise categories quickly in response to consumers’ changing tastes. The values we offer appeal to a broad range of customers across demographic groups and income levels. The operating platforms and strategies of all of our retail concepts are synergistic. As a result, we capitalize on our off-price expertise and systems throughout our business, leveraging best practices, initiatives and new ideas and developing talent across our concepts. We also leverage the substantial buying power of our businesses and the geographic scope and depth of our merchant organization to develop our global relationships with vendors.
Results of Operations
Highlights of our financial performance for the first quarter of fiscal 2011 include the following:
•	Same store sales for the first quarter of fiscal 2011 increased 9% over the first quarter of fiscal 2010. Same store sales growth was driven by significant increases in customer traffic, as we continue to attract and retain new customers across a broad span of income levels.

•	Net sales for the first quarter of fiscal 2011 increased to $5.0 billion, up 15% over last year’s first quarter. Stores in operation and selling square footage were both up 3% at the end of the first quarter of fiscal 2011 compared to the same period in fiscal 2010. The movement in foreign currency exchange rates had a 3 percentage point favorable impact on consolidated net sales in the first quarter of fiscal 2011.

•	Our fiscal 2011 first quarter pre-tax margin (the ratio of pre-tax income to net sales) was 10.7% compared to 7.8% for the same period last year. The improvement was driven by the growth in merchandise margins, which were achieved as a result of managing the business with substantially lower levels of inventory (resulting in faster inventory turns), along with expense leverage from the 9% same store sales growth, as well as our continued cost reduction programs.

•	Our cost of sales ratio improved in the first quarter of fiscal 2011 by 2.5 percentage points due to improved merchandise margins and the leverage of buying and occupancy costs on strong same store sales. Selling, general and administrative expense as a percentage of net sales decreased 0.5 percentage points for the first quarter of fiscal 2011 compared to the same period last year, due to expense leverage on strong same store sales and the benefit of cost reduction programs.

•	Net income for the first quarter of fiscal 2011 was $331.4 million, or $0.80 per diluted share, compared to $209.2 million, or $0.49 per diluted share, in last year’s first quarter.

•	During the first quarter of fiscal 2011, we repurchased 5.5 million shares of our common stock at a cost of $234 million. Diluted earnings per share reflect the benefit of the stock repurchase program.

•	Consolidated per store inventories, including inventory on hand at our distribution centers, were down 12% at the end of the first quarter of fiscal 2011 from the prior year as compared to a decrease of 4% at the end of the first quarter of fiscal 2010 from the prior year’s first quarter end.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.
Net sales: Consolidated net sales for the first quarter ended May 1, 2010 totaled $5.0 billion, a 15% increase over net sales of $4.4 billion in the fiscal 2010 first quarter. The increase reflected a 9% increase in same store sales, a 3% increase from new stores and a 3% increase from the benefit of foreign currency exchange rates. This compares to sales growth of 1% in last year’s first quarter, which consisted of a 5% increase from new stores, a 2% increase in same store sales, offset by a 6% decline from the negative impact of foreign currency exchange rates.
New stores are a major source of sales growth. Both our consolidated store count and selling square footage as of May 1, 2010 increased 3% as compared to first quarter of fiscal 2010.
The 9% same store sales increase in fiscal 2011 was driven by significant increases in customer traffic at all of our businesses. Juniors, mens, jewelry and home fashions performed particularly well in the first quarter of fiscal 2011. Geographically, same store sales increases in Canada and Europe trailed the consolidated average. In the U.S., sales were strong throughout the country with the Midwest, Southeast and Southwest above the consolidated average, and New England and Florida below the average.
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

The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	72.7	75.2
Selling, general and administrative expenses	16.4	16.9
Interest expense, net	0.2	0.2

Income before provision for income taxes*	10.7%	7.8%

*	Due to rounding, the individual items may not foot to Income before provision for income taxes.
Impact of foreign currency exchange rates: Our operating results can be affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency affects our reported results are as follows:
Translation of foreign operating results into U.S. dollars: In our financial statements, we translate the operations of our segments in Canada and Europe from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of our Canadian and European segments. Currency translation generally does not affect operating margins, as sales and expenses of the foreign operations are translated at essentially the same rates in a given period.
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
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 2.5 percentage points to 72.7% for the first quarter ended May 1, 2010 as compared to the same period last year. The improvement in fiscal 2011 was primarily due to improved consolidated merchandise margin, which increased 1.7 percentage points, along with expense leverage on the 9% same store sales increase, particularly in occupancy costs, which improved by 0.5 percentage points. Merchandise margin improvement was driven by our strategy of operating with leaner inventories and buying closer to need, which resulted in an increase in markon and a reduction in markdowns compared to the first quarter of fiscal 2010.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, decreased 0.5 percentage points to 16.4% for the quarter ended May 1, 2010 as compared to the same period last year. The improvement in fiscal 2011 compared to fiscal 2010 was due to levering of expenses and savings from our expense reduction initiatives.

Interest expense, net: Interest expense, net amounted to expense of $10.2 million for the first quarter of fiscal 2011 compared to expense of $6.6 million for the same period last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
	May 1,	May 2,
Dollars in thousands	2010	2009

Interest expense	$11,969	$9,158
Capitalized interest	—	(244)
Interest (income)	(1,767)	(2,313)

Interest expense, net	$10,202	$6,601

Gross interest expense for the first quarter of fiscal 2011 increased over the same period of fiscal 2010 as a result of the incremental interest cost of the $375 million 6.95% notes issued in April 2009 over the interest cost of the zero coupon convertible debentures which were redeemed as a result of this debt issuance. This increase was partially offset by the lower interest cost of the $400 million 4.2% notes issued in July 2009, as compared to the interest cost of the long-term debt retired in fiscal 2010 subsequent to the first quarter.
Income taxes: The effective income tax rate was 38.2% for the first quarter this year, essentially flat to the 38.3% effective income tax rate for last year’s first quarter.
Net income and net income per share: Net income for the first quarter ended May 1, 2010 was $331.4 million, or $0.80 per diluted share, versus $209.2 million, or $0.49 per diluted share, in last year’s first quarter. Changes in foreign currency rates affected the comparability of our results. Foreign currency exchange rates benefited first quarter fiscal 2011 earnings per share by $0.01, compared with a $0.02 per share negative impact in the first quarter of fiscal 2010.
In addition, our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchase programs benefit our earnings per share. We repurchased 5.5 million shares of our stock at a cost of $234 million in fiscal 2011, and we repurchased 1.6 million shares at a cost of $43 million in the first quarter of fiscal 2010. Last year’s first quarter reflected the dilutive effect of 15.2 million shares issuable upon conversion of the zero coupon convertible subordinated notes. Most of these notes were converted to common stock in the second quarter of fiscal 2010, and we applied the proceeds of our $375 million notes offering to our stock repurchase programs.
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

U.S. Segments:
Marmaxx

	Thirteen Weeks Ended
	May 1,	May 2,
Dollars in millions	2010	2009

Net sales	$3,277.9	$2,938.3
Segment profit	$468.5	$330.7
Segment profit as a percentage of net sales	14.3%	11.3%
Percent increase in same store sales	10%	1%
Stores in operation at end of period
T.J. Maxx	896	882
Marshalls	817	809

Total Marmaxx	1,713	1,691

Selling square footage at end of period (in thousands)
T.J. Maxx	20,906	20,714
Marshalls	20,598	20,405

Total Marmaxx	41,504	41,119

Net sales for Marmaxx increased 12% for the first quarter of fiscal 2011 as compared to the same period last year. Same store sales for Marmaxx increased 10% in the first quarter compared to the prior year. We executed the fundamentals of our off-price business model during the first quarter by maintaining a highly liquid inventory position and buying close to need.
Sales at Marmaxx for the first quarter reflected increased customer traffic. Categories that posted particularly strong same store sales increases included juniors, mens, jewelry and home fashions. Geographically, same store sales in the Mid-West and Southwest regions were above the chain average, while same store sales in the New England and the Mid-Atlantic regions were slightly below the chain average. We have embarked on an effort to renovate existing Marmaxx stores, and will have approximately 700 stores in our new prototype by the Fall of fiscal 2011. We have seen a lift in sales in stores renovated to date and believe that the additional renovations planned this year should benefit us in the second half of the year.
Segment profit for the first quarter ended May 1, 2010 was $468.5 million, a 42% increase compared to the first quarter of fiscal 2010. Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) for the first quarter of fiscal 2011 increased to 14.3% from 11.3% for the same period last year, driven by strong merchandise margins (1.8 percentage points), leverage on the 10% same store sales increase (mainly improvement in occupancy costs as a percentage of net sales (0.6 percentage points)) and operating efficiencies.
As of May 1, 2010, Marmaxx’s per store inventories, including inventory on hand at its distribution centers, were down 15% as compared to those inventory levels at the same time last year. Per store inventories at May 2, 2009 were up 4% compared to those of the prior year period. As of May 1, 2010, inventory commitments (inventory on hand and merchandise on order) were up slightly on a per store basis compared to the end of the first quarter ended May 2, 2009.
HomeGoods

	Thirteen Weeks Ended
	May 1,	May 2,
Dollars in millions	2010	2009

Net sales	$457.1	$391.9
Segment profit	$40.6	$15.6
Segment profit as a percentage of net sales	8.9%	4.0%
Percent increase (decrease) in same store sales	15%	(1)%
Stores in operation at end of period	325	322
Selling square footage at end of period (in thousands)	6,391	6,321

HomeGoods continued to post strong results, with net sales for the first quarter of fiscal 2011 increasing 17% compared to the same period last year. Same store sales increased 15% for the first quarter of fiscal 2011, driven by significantly increased customer traffic, compared to a decrease of 1% in the first quarter of fiscal 2010. Segment margin for this year’s first quarter was up significantly from the same period last year, reaching 8.9%. The increase in segment margin was driven by increased merchandise margin resulting from increased markon and decreased markdowns, levering of expenses on the 15% same store sales increase and operational efficiencies.
A.J. Wright

	Thirteen Weeks Ended
	May 1,	May 2,
Dollars in millions	2010	2009

Net sales	$211.4	$179.4
Segment profit	$9.8	$4.4
Segment profit as a percentage of net sales	4.6%	2.5%
Percent increase in same store sales	7%	12%
Stores in operation at end of period	152	140
Selling square footage at end of period (in thousands)	3,065	2,786
A.J. Wright continued to post strong results, driven by increases in customer traffic. A.J. Wright’s net sales increased 18% for the first quarter ending May 1, 2010 as compared to the same period last year, and segment profit more than doubled to $9.8 million compared to the prior year. Same store sales increased 7% on top of a strong 12% increase in the prior year. Segment margin increased 2.1 percentage points, primarily due to improved merchandise margin and expense leverage on the 7% same store sales increase.
International Segments:
TJX Canada

	Thirteen Weeks Ended
	May 1,	May 2,
U.S. Dollars in millions	2010	2009

Net sales	$555.0	$424.1
Segment profit	$54.4	$19.7
Segment profit as a percentage of net sales	9.8%	4.7%
Percent increase in same store sales	6%	0%
Stores in operation at end of period
Winners	211	206
HomeSense	79	75

Total	290	281

Selling square footage at end of period (in thousands)
Winners	4,871	4,716
HomeSense	1,527	1,437

Total	6,398	6,153

Net sales for TJX Canada (which includes Winners and HomeSense) increased 31% for the first quarter ended May 1, 2010 compared to the same period last year. Currency exchange translation benefited first quarter sales growth by approximately 23 percentage points, as compared to the same period last year. Same store sales were up 6% for the first quarter of fiscal 2011 compared to being flat in the prior year.
Segment profit for the first quarter ended May 1, 2010 increased to $54.4 million compared to $19.7 million for the same period last year. The impact of foreign currency translation increased segment profit by approximately $11 million in the first quarter of fiscal 2011 compared to the prior year. The mark-to-market adjustment on inventory hedges decreased segment profit by $6 million in the first quarter of fiscal 2011 compared to a decrease of $14 million in segment profit for the fiscal 2010 first quarter. Segment margin for the fiscal 2011 first quarter increased 5.1 percentage points to 9.8% over last year’s first quarter. Of this 5.1 percentage point improvement, 2.4 percentage points were due to the favorable change in the mark-to-market adjustment of our inventory hedges, with the remainder primarily due to improved merchandise margins.
As of the end of the first quarter of fiscal 2011, we operated three StyleSense stores which are included in the Winners totals in the above table.
TJX Europe

	Thirteen Weeks Ended
	May 1,	May 2,
U.S. Dollars in millions	2010	2009

Net sales	$515.2	$420.5
Segment profit	$5.8	$9.3
Segment profit as a percentage of net sales	1.1%	2.2%
Percent increase in same store sales	1%	6%
Stores in operation at end of period
T.K. Maxx	272	238
HomeSense	14	8

Total	286	246

Selling square footage at end of period (in thousands)
T.K. Maxx	6,309	5,518
HomeSense	222	123

Total	6,531	5,641

Net sales for TJX Europe increased 23% for the first quarter of fiscal 2011 compared to the same period last year. Currency exchange rate translation benefited sales for the first quarter of fiscal 2011 by approximately 7 percentage points as compared to the same period last year. Same store sales increased 1% for the first quarter of fiscal 2011 compared to a 6% increase for the same period last year. Segment profit for the first quarter of fiscal 2011 decreased to $5.8 million, and segment profit margin decreased to 1.1%. We believe that unseasonable weather and certain execution issues in the U.K. and Ireland were the primary reasons for below-plan sales. Despite this shortfall in sales, fiscal 2011 first quarter segment profit for T.K. Maxx in the U.K. and Ireland was flat to last year’s first quarter. Segment profit and margin were also impacted by the expansion of T.K. Maxx in Germany and Poland and HomeSense in the U.K. We continue to be encouraged by the performance of these stores, but as newer operations, they reduce segment margin generated by the more established T.K. Maxx in the U.K. and Ireland. We also invested in strengthening the shared services infrastructure for our planned European expansion, which impacted segment profit. The impact of currency exchange rates was immaterial to segment profit in the first quarters of fiscal 2011 and fiscal 2010.
General corporate expense

	Thirteen Weeks Ended
	May 1,	May 2,
In millions	2010	2009

General corporate expense	$32.6	$33.9
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. General corporate expense for this year’s first quarter was down slightly compared to the same period in fiscal 2010 due to the inclusion of approximately $2 million in restructuring costs in last year’s first quarter.

Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $527 million for the quarter ended May 1, 2010, an increase of $166 million over the $361 million provided in the quarter ended May 2, 2009. Net income provided cash of $331 million in the first quarter of fiscal 2011, an increase of $122 million over net income of $209 million in last year’s first quarter. The change in merchandise inventory, net of the related change in accounts payable, resulted in a source of cash of $96 million in fiscal 2011 compared to a source of cash of $84 million in fiscal 2010. The reduction in inventory was the result of the ongoing implementation of our strategy of operating with leaner inventories and buying closer to need, which, in turn, increased inventory turnover. Changes in current income taxes payable/recoverable increased cash by $126 million in the first quarter of fiscal 2011 compared to an increase of $88 million in fiscal 2010.
Investing activities related primarily to property additions for new stores, store improvements and renovations, and investment in our distribution network. Cash outlays for property additions amounted to $149 million in the quarter ended May 1, 2010, compared to $66 million in the same period last year. We anticipate that capital spending for fiscal 2011 will be approximately $750 million, which includes our planned increase in new store openings and store renovations. We also purchased short-term investments that had a maturity, when purchased, in excess of 90 days and which, per our policy, were not classified as cash on the balance sheet. In the first quarter of fiscal 2011, we purchased $29 million in short-term investments, compared to $57 million in the same period in fiscal 2010. Additionally, $40 million of short-term investments were sold or matured during the first quarter of fiscal 2011.
Cash flows from financing activities resulted in cash outflow of $176 million in the fiscal 2011 first quarter, compared to cash inflow of $303 million in the fiscal 2010 first quarter. Last year’s first quarter cash flows from financing activities included the net proceeds received on the issuance of $375 million 6.95% notes due 2019. Related to this transaction, TJX also called for the redemption of its zero coupon convertible subordinated notes, carried at $343 million in current installments of long-term debt on the balance sheet as of May 1, 2009. Virtually all of the zero coupon notes were converted into 15.1 million shares of TJX common stock during the second quarter of fiscal 2010. We used the proceeds from the notes offering to repurchase TJX common stock under our stock repurchase program.
We spent $234 million to repurchase and retire 5.5 million shares in the first quarter of fiscal 2011 and $43 million to repurchase and retire 1.6 million shares in the first quarter of fiscal 2010 under our stock repurchase programs. We record the purchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. The fiscal 2011 stock repurchases were made under the $1 billion stock repurchase plan announced in September 2009. As of May 1, 2010, $561 million remained available for purchase under that program, as well as an additional $1 billion under another stock repurchase program approved in February 2010. We determine the timing and amount of repurchases directly and under Rule 10b5-1 plans from time to time based on our assessment of various factors including excess cash flow, liquidity, market conditions, the economic environment and prospects for the business, and other factors, and the timing and amount of these purchases may change. Lastly, financing activities included $88 million of proceeds from the exercise of stock options in the first quarter of fiscal 2011 versus $10 million in last year’s first quarter, and dividends paid on common stock in the first quarter of fiscal 2011 of $49 million versus $45 million in last year’s first quarter.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. In the first quarters of fiscal 2011 and fiscal 2010, we had a $500 million revolving credit facility maturing May 2010 and a $500 million revolving credit facility maturing May 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as backup to our commercial paper program. The availability under our revolving credit facilities was $1 billion at May 1, 2010 and May 2, 2009, and we had no borrowings outstanding at those dates under these agreements. The $500 million facility maturing in May 2010 was replaced at that time with a new $500 million, three-year revolving credit facility with similar terms and provisions but updated for market pricing. We believe existing cash balances, internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.

Provision for Computer Intrusion related costs: We have a reserve for our estimate of the remaining probable losses arising from the Computer Intrusion. The reserve balance was $22.5 million at May 1, 2010. As an estimate, the reserve is subject to uncertainty, actual costs may vary from the current estimate and such variations may be material. We may decrease or increase the amount of the reserve to adjust for matters such as developments in litigation, claims and related expenses, insurance proceeds and changes in the estimate.
Recently Issued Accounting Pronouncements
See Note A to our unaudited consolidated financial statements included in this quarterly report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
Forward-looking Statements
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: global economies and credit and financial markets; foreign currency exchange rates; buying and inventory management; customer trends and preferences; market, geographic and category expansion; quarterly operating results; marketing, advertising and promotional programs; data security; seasonal influences; large size and scale; unseasonable weather; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures; information systems and technology; cash flows; consumer spending; merchandise quality and safety; merchandise importing; international operations; oil prices; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings; real estate leasing; market expectations; tax matters and other factors that may be described in our filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not enter into derivatives for speculative or trading purposes.
Foreign Currency Exchange Risk
     We are exposed to foreign currency exchange rate risk on our investment in our Canadian and European operations on the translation of these foreign operations into the U.S. dollar and on purchases by our operations of goods in currencies that are not their local currencies. As more fully described in Note E to our consolidated financial statements to the Annual Report on Form 10-K for the fiscal year ended January 30, 2010, we hedge a portion of our intercompany transactions with foreign operations and certain merchandise purchase commitments incurred by these operations with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of May 1, 2010, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income for the first quarter of fiscal 2011 by approximately $6 million.
Interest Rate Risk
     Our cash equivalents, short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We periodically enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed-rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding, cash and cash equivalents and short-term investments. As of May 1, 2010, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position, results of operations or cash flows.
Equity Price Risk
     The assets of our qualified pension plan, a large portion of which is invested in equity securities, are subject to the risks and uncertainties of the financial markets. We allocate the pension assets in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. The significant decline in the financial markets over the last several years has impacted the value of our pension plan assets and the funded status of our pension plan, resulting in increased contributions to the plan.

Item 4. Controls and Procedures.
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 1, 2010 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended May 1, 2010 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable
Item 1A. Risk Factors.
     There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 30, 2010, as filed with the SEC on March 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Information on Share Repurchases
     The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2011 and the average price paid per share are as follows:

	(a)	(b)	(c)	(d)
				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
	Total		Purchased as Part of a	May Yet be Purchased
	Number of Shares	Average Price Paid	Publicly Announced	Under the Plans or
	Repurchased (1)	Per Share (2)	Plan or Program(3)	Programs

January 31, 2010 through February 27, 2010	1,287,100	$38.85	1,287,100	$1,744,978,065

February 28, 2010 through April 3, 2010	2,366,904	$42.61	2,366,904	$1,644,134,571

April 4, 2010 through May 1, 2010	1,803,100	$46.15	1,803,100	$1,560,917,938

Total:	5,457,104		5,457,104

(1)	All shares were purchased as part of publicly announced plans or programs.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	The $234 million in stock repurchases were made under the multi-year stock repurchase plan of $1 billion, authorized by our Board of Directors in September 2009, under which $561 million remained available for purchase as of May 1, 2010. In February 2010, the Board of Directors approved and announced an additional stock repurchase program that authorizes the repurchase of up to $1 billion of TJX common stock from time to time in addition to the current $1 billion stock repurchase program.
Item 6. Exhibits
     The Registrant is filing Exhibits 10.1-10.9 to this Report in order to include certain schedules and exhibits to those Exhibits that were not previously filed with the Exhibits.

10.1	5-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents. The related Amendment No. 1 to the 5-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 17, 2006.*

10.2	The Employment Agreement dated as of June 2, 2009 between Bernard Cammarata and TJX.* ±

10.3	The Employment Agreement dated as of February 1, 2009 between Carol Meyrowitz and TJX.*±

10.4	The Employment Agreement dated as of April 5, 2008 between Jeffrey Naylor and TJX. The Amendment to Employment Agreement, dated April 21, 2009, between Jeffrey Naylor and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on April 24, 2009.* ±

10.5	The Employment Agreement dated as of January 29, 2010 between Ernie Herrman and TJX.* ±

10.6	The Employment Agreement dated as of January 29, 2010 between Jerome Rossi and TJX.* ±

10.7	The Employment Agreement dated as of January 29, 2010 between and among Paul Sweetenham, TJX U.K., and TJX.*±

10.8	The Settlement Agreement by and between The TJX Companies, Inc. and MasterCard International Incorporated, dated April 2, 2008.

10.9	The Employment Agreement dated as of June 6, 2008 between Donald G. Campbell and TJX.*±

10.10	Amendment to The TJX Companies, Inc. Management Incentive Plan dated February 2, 2010.±

10.11	The TJX Companies, Inc. Management Incentive Plan, as amended and restated effective as of March 5, 2010. ±

10.12	Amendment to The TJX Companies, Inc. Long Range Performance Incentive Plan dated February 2, 2010. ±

10.13	The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended and restated effective as of March 5, 2010.

10.14	The TJX Companies, Inc. Executive Savings Plan (2010 Restatement), effective as of January 1, 2010. ±

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Portions of certain exhibits to this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Such information has been filed separately with the Securities and Exchange Commission.

±	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 28, 2010	/s/Jeffrey G. Naylor
Jeffrey G. Naylor, Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	5-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents. The related Amendment No. 1 to the 5-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed May 17, 2006.*

10.2	The Employment Agreement dated as of June 2, 2009 between Bernard Cammarata and TJX.* ±

10.3	The Employment Agreement dated as of February 1, 2009 between Carol Meyrowitz and TJX.*±

10.4	The Employment Agreement dated as of April 5, 2008 between Jeffrey Naylor and TJX. The Amendment to Employment Agreement, dated April 21, 2009, between Jeffrey Naylor and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on April 24, 2009.* ±

10.5	The Employment Agreement dated as of January 29, 2010 between Ernie Herrman and TJX.* ±

10.6	The Employment Agreement dated as of January 29, 2010 between Jerome Rossi and TJX.* ±

10.7	The Employment Agreement dated as of January 29, 2010 between and among Paul Sweetenham, TJX U.K., and TJX.*±

10.8	The Settlement Agreement by and between The TJX Companies, Inc. and MasterCard International Incorporated, dated April 2, 2008.

10.9	The Employment Agreement dated as of June 6, 2008 between Donald G. Campbell and TJX.*±

10.10	Amendment to The TJX Companies, Inc. Management Incentive Plan dated February 2, 2010.±

10.11	The TJX Companies, Inc. Management Incentive Plan, as amended and restated effective as of March 5, 2010. ±

10.12	Amendment to The TJX Companies, Inc. Long Range Performance Incentive Plan dated February 2, 2010. ±

10.13	The TJX Companies, Inc. Long Range Performance Incentive Plan, as amended and restated effective as of March 5, 2010. ±

10.14	The TJX Companies, Inc. Executive Savings Plan (2010 Restatement), effective as of January 1, 2010. ±

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Portions of certain exhibits to this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Such information has been filed separately with the Securities and Exchange Commission.

±	Management contract or compensatory plan or arrangement.