Form 10-Q
period 2010-07-31
TJX COMPANIES INC /DE/
filed 2010-08-27
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2010
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
The number of shares of registrant’s common stock outstanding as of July 31, 2010: 400,661,233

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	July 31,	August 1,
	2010	2009
Net sales	$5,068,080	$4,747,528

Cost of sales, including buying and occupancy costs	3,719,210	3,534,302
Selling, general and administrative expenses	853,801	790,876
Provision (credit) for Computer Intrusion related costs	(11,550)	—
Interest expense, net	10,272	9,249

Income before provision for income taxes	496,347	413,101
Provision for income taxes	191,363	151,540

Net income	$304,984	$261,561

Basic earnings per share:
Net income	$0.76	$0.62
Weighted average common shares — basic	403,708	423,891

Diluted earnings per share:
Net income	$0.74	$0.61
Weighted average common shares — diluted	409,742	430,453

Cash dividends declared per share	$0.15	$0.12
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2010	2009
Net sales	$10,084,620	$9,101,752

Cost of sales, including buying and occupancy costs	7,367,884	6,807,648
Selling, general and administrative expenses	1,675,164	1,525,933
Provision (credit) for Computer Intrusion related costs	(11,550)	—
Interest expense, net	20,474	15,850

Income before provision for income taxes	1,032,648	752,321
Provision for income taxes	396,230	281,546

Net income	$636,418	$470,775

Basic earnings per share:
Net income	$1.57	$1.13
Weighted average common shares — basic	405,880	418,212

Diluted earnings per share:
Net income	$1.54	$1.09
Weighted average common shares — diluted	412,394	431,091

Cash dividends declared per share	$0.30	$0.24
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	July 31,	January 30,	August 1,
	2010	2010	2009
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,380,169	$1,614,607	$1,426,895
Short-term investments	139,229	130,636	134,627
Accounts receivable, net	171,203	148,126	145,387
Merchandise inventories	2,884,602	2,532,318	3,100,175
Prepaid expenses and other current assets	277,766	255,707	295,766
Current deferred income taxes, net	95,950	122,462	108,852

Total current assets	4,948,919	4,803,856	5,211,702

Property at cost:
Land and buildings	286,056	281,527	277,463
Leasehold costs and improvements	2,017,064	1,930,977	1,865,203
Furniture, fixtures and equipment	3,229,120	3,087,419	2,958,867

Total property at cost	5,532,240	5,299,923	5,101,533
Less accumulated depreciation and amortization	3,193,958	3,026,041	2,872,297

Net property at cost	2,338,282	2,273,882	2,229,236

Property under capital lease, net of accumulated amortization of $20,474; $19,357 and $18,240, respectively	12,098	13,215	14,332
Other assets	207,535	193,230	200,951
Goodwill and tradename, net of amortization	179,875	179,794	179,779

TOTAL ASSETS	$7,686,709	$7,463,977	$7,836,000

LIABILITIES
Current liabilities:
Current installments of long-term debt	$—	$—	$418,943
Obligation under capital lease due within one year	2,529	2,355	2,263
Accounts payable	1,847,547	1,507,892	1,740,443
Accrued expenses and other liabilities	1,117,127	1,248,002	1,067,862
Federal, foreign and state income taxes payable	7,417	136,737	—

Total current liabilities	2,974,620	2,894,986	3,229,511

Other long-term liabilities	719,325	697,099	753,254
Non-current deferred income taxes, net	230,204	192,447	229,991
Obligation under capital lease, less portion due within one year	14,516	15,844	17,045
Long-term debt, exclusive of current installments	774,362	774,325	774,287
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 400,661,233; 409,386,126 and 423,853,927, respectively	400,661	409,386	423,854
Additional paid-in capital	—	—	215,568
Accumulated other comprehensive (loss)	(132,733)	(134,124)	(115,791)
Retained earnings	2,705,754	2,614,014	2,308,281

Total shareholders’ equity	2,973,682	2,889,276	2,831,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,686,709	$7,463,977	$7,836,000

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2010	2009
Cash flows from operating activities:
Net income	$636,418	$470,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,231	209,420
Loss on property disposals	4,989	867
Deferred income tax provision	55,047	108,326
Amortization of share-based compensation expense	28,029	25,859
Excess tax benefits from share-based compensation expense	(17,964)	(6,213)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(23,072)	1,573
(Increase) in merchandise inventories	(345,911)	(408,952)
(Increase) in prepaid expenses and other current assets	(29,730)	(23,275)
Increase in accounts payable	335,463	422,565
(Decrease) in accrued expenses and other liabilities	(211,350)	(91,869)
Other	6,819	(4,342)

Net cash provided by operating activities	665,969	704,734

Cash flows from investing activities:
Property additions	(326,856)	(163,637)
Purchase of short-term investments	(72,398)	(167,184)
Sales and maturities of short-term investments	67,914	42,756
Proceeds from repayments on note receivable	458	(5,438)

Net cash (used in) investing activities	(330,882)	(293,503)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	774,263
Principal payments on current portion of long-term debt	—	(2,283)
Cash payments for debt issuance expenses	(2,960)	(7,202)
Payments on capital lease obligation	(1,154)	(1,065)
Cash payments for repurchase of common stock	(574,651)	(236,713)
Proceeds from issuance of common stock	100,467	68,790
Excess tax benefits from share-based compensation expense	17,964	6,213
Cash dividends paid	(110,125)	(96,601)

Net cash (used in) provided by financing activities	(570,459)	505,402

Effect of exchange rate changes on cash and cash equivalents	934	56,735

Net (decrease) increase in cash and cash equivalents	(234,438)	973,368
Cash and cash equivalents at beginning of year	1,614,607	453,527

Cash and cash equivalents at end of period	$1,380,169	$1,426,895

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
	Shares	$1	Capital	Income (Loss)	Earnings	Total
Balance, January 30, 2010	409,386	$409,386	$—	$(134,124)	$2,614,014	$2,889,276
Comprehensive income:
Net income	—	—	—	—	636,418	636,418
Foreign currency translation adjustments	—	—	—	(1,684)	—	(1,684)
Recognition of prior service cost and deferred gains	—	—	—	3,075	—	3,075

Total comprehensive income						637,809
Cash dividends declared on common stock	—	—	—	—	(121,345)	(121,345)
Amortization of share-based compensation expense	—	—	28,029	—	—	28,029
Issuance of common stock under stock incentive plan and related tax effect	4,577	4,577	109,987	—	—	114,564
Common stock repurchased	(13,302)	(13,302)	(138,016)	—	(423,333)	(574,651)

Balance, July 31, 2010	400,661	$400,661	$—	$(132,733)	$2,705,754	$2,973,682

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
Share-Based Compensation — Total share-based compensation expense was $14.7 million for the quarter ended July 31, 2010 and $13.5 million for the quarter ended August 1, 2009. Total share-based compensation expense was $28.0 million for the six months ended July 31, 2010 and $25.9 million for the six months ended August 1, 2009. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 551,000 shares of common stock exercised during the second quarter ended July 31, 2010 and options to purchase 4.4 million shares of common stock exercised during the six months ended July 31, 2010. There were options to purchase 23.4 million shares of common stock outstanding as of July 31, 2010.
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
Merchandise Inventories — TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $465.1 million at July 31, 2010, $396.8 million at January 30, 2010 and $423.7 million at August 1, 2009. A liability for a comparable amount is included in accounts payable for the respective periods.
New Accounting Standards — There were no new accounting standards issued during the second quarter ended July 31, 2010 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.
Note B. Commitments and Contingencies
Provision (credit) for Computer Intrusion related costs — TJX has a reserve for its estimate of the total probable losses arising from an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. TJX reduced the Provision for Computer Intrusion related costs by $11.6 million during the second quarter ended July 31, 2010 primarily as a result of insurance proceeds and adjustments to our remaining reserve. The reserve balance was $19.6 million at July 31, 2010. As an estimate, the reserve is subject to uncertainty, actual costs may vary from the current estimate and such variations may be material. TJX may, in the future, decrease or increase the amount of the reserve to adjust for matters such as developments in litigation, claims and related expenses, insurance proceeds and changes in the estimate.

Reserve for Discontinued Operations — TJX has a reserve for future obligations of discontinued operations that relates primarily to real estate leases associated with former TJX businesses. The reserve balance was $32.2 million at July 31, 2010.
TJX may also be contingently liable on up to 14 leases of BJ’s Wholesale Club, a former TJX business, and up to seven leases of Bob’s Stores, also a former TJX business, in addition to those included in the reserve. The reserve for discontinued operations does not reflect these leases because TJX does not believe that the likelihood of future liability to TJX is probable.
Note C. Other Comprehensive Income
TJX’s comprehensive income information, net of related tax effects, is presented below:

	Thirteen Weeks Ended
	July 31,	August 1,
In thousands	2010	2009

Net income	$304,984	$261,561
Other comprehensive income (loss):
Foreign currency translation adjustments	3,029	71,823
Recognition of unfunded post retirement obligations	—	—
Recognition of prior service cost and deferred gains	1,536	1,220

Total comprehensive income	$309,549	$334,604

	Twenty-Six Weeks Ended
	July 31,	August 1,
In thousands	2010	2009

Net income	$636,418	$470,775
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,684)	100,300
Recognition of unfunded post retirement obligations	—	(1,212)
Recognition of prior service cost and deferred gains	3,075	2,902

Total comprehensive income	$637,809	$572,765

Note D. Capital Stock and Earnings Per Share
Capital Stock — During the quarter ended July 31, 2010, TJX repurchased and retired 8.2 million shares of its common stock at a cost of $355.5 million. For the six months ended July 31, 2010, TJX repurchased 13.7 million shares of its common stock at a cost of $589.6 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX’s expenditures for its repurchase programs were $574.7 million for the six months ended July 31, 2010 and $236.7 million for the six months ended August 1, 2009. These expenditures were funded primarily by cash generated from operations together, in 2009, with the proceeds of a debt issuance. As of July 31, 2010, on a “trade date” basis, TJX had repurchased 19.2 million shares of common stock at a cost of $794.6 million under a $1 billion stock repurchase program authorized in September 2009. All shares repurchased under TJX’s stock repurchase programs have been retired.
In February 2010, TJX’s Board of Directors approved another stock repurchase program that authorizes the repurchase of up to an additional $1 billion of TJX common stock from time to time.
TJX has five million shares of authorized but unissued preferred stock, $1 par value.
Earnings per share — The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
	July 31,	August 1,
In thousands, except per share data	2010	2009

Basic earnings per share
Net income	$304,984	$261,561
Weighted average common shares outstanding for basic EPS	403,708	423,891

Basic earnings per share – continuing operations	$0.76	$0.62

Diluted earnings per share
Net income	$304,984	$261,561
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	—	1

Net income used for diluted EPS calculation	$304,984	$261,562

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	403,708	423,891
Assumed conversion/exercise/vesting of:
Stock options and awards	6,034	6,026
Zero coupon convertible subordinated notes	—	536

Weighted average common shares outstanding for diluted EPS	409,742	430,453

Diluted earnings per share	$0.74	$0.61

	Twenty-Six Weeks Ended
	July 31,	August 1,
In thousands, except per share data	2010	2009

Basic earnings per share
Net income	$636,418	$470,775
Weighted average common shares outstanding for basic EPS	405,880	418,212

Basic earnings per share – continuing operations	$1.57	$1.13

Diluted earnings per share
Net income	$636,418	$470,775
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	—	1,073

Net income used for diluted EPS calculation	$636,418	$471,848

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	405,880	418,212
Assumed conversion/exercise/vesting of:
Stock options and awards	6,514	5,077
Zero coupon convertible subordinated notes	—	7,802

Weighted average common shares outstanding for diluted EPS	412,394	431,091

Diluted earnings per share	$1.54	$1.09
In April 2009, TJX called for the redemption of its zero coupon convertible subordinated notes. There were 462,057 notes with a carrying value of $365.1 million that were converted into 15.1 million shares of TJX common stock at a conversion rate of 32.667 shares per note, most during the second quarter of fiscal 2010. TJX paid $2.3 million to redeem the remaining 2,886 notes outstanding that were not converted.
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. No such options were excluded for the thirteen weeks or for the twenty-six weeks ended July 31, 2010. There were 4.9 million options excluded for the thirteen weeks ended August 1, 2009 and 9.8 million options excluded for the twenty-six weeks ended August 1, 2009.

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
Interest Rate Contracts — During fiscal 2004, TJX entered into interest rate swaps with respect to $100 million of the $200 million ten-year notes outstanding at that time. Under those interest rate swaps, which settled in December 2009, TJX paid a specific variable interest rate indexed to the six-month LIBOR rate and received a fixed rate applicable to the underlying debt, effectively converting the interest on a portion of the notes from fixed to a floating rate of interest. The interest income/expense on those swaps was accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest rate swaps were designated as fair value hedges on the underlying debt.
Diesel Fuel Contracts — During the fourth quarter of fiscal 2010 and second quarter of fiscal 2011, TJX entered into agreements to hedge a portion of its notional diesel requirements for fiscal 2011 based on the diesel fuel consumed by independent freight carriers transporting the Company’s inventory. These economic hedges at July 31, 2010 relate to 50% of its notional diesel requirements in the third and fourth quarters of fiscal 2011. These diesel fuel hedge agreements will settle during the last two quarters of fiscal 2011 and expire in February 2011. During fiscal 2009, TJX entered into agreements to hedge approximately 30% of its notional diesel fuel requirements for fiscal 2010, which settled throughout the year and terminated in February 2010. Independent freight carriers transporting the Company’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the year. TJX elected not to apply hedge accounting rules to these contracts.
Foreign Currency Contracts — TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made in currencies other than the functional currency of TJX Europe (operating in the United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada) and Marmaxx (U.S.). These contracts are typically twelve months or less in duration. The contracts outstanding at July 31, 2010 covered certain inventory purchases for the two remaining quarters of fiscal 2011. TJX elected not to apply hedge accounting rules to these contracts.
TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in selling, general and administrative expenses and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in selling, general and administrative expenses. There were no such contracts outstanding as of July 31, 2010.

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 31, 2010:

									Net Fair
									Value in
					Blended		Current	Current	US$ at
					Contract	Balance Sheet	Asset	(Liability)	July 31,
In thousands	Pay		Receive		Rate	Location	US$	US$	2010

Hedge accounting not elected:
Diesel contracts	Fixed on 260K — 1.3M gal per month		Float on 260K — 1.3M gal per month		N/A	Prepaid Exp	$164	$—	$164
Merchandise purchase commitments
	C$	225,158	US$	220,416	0.9789	Prepaid Exp/ (Accrued Exp)	2,765	(822)	1,943

	C$	3,228		€2,400	0.7435	Prepaid Exp/(Accrued Exp)	41	(44)	(3)

		£67,332	US$	102,872	1.5278	(Accrued Exp)	—	(2,742)	(2,742)

		£56,492		€64,539	1.1424	Prepaid Exp/(Accrued Exp)	48	(4,514)	(4,466)

		€24,456		£20,326	0.8311	Prepaid Exp/(Accrued Exp)	—	(30)	(30)

		€3,782	US$	4,935	1.3049	(Accrued Exp)	1	(2)	(1)

	US$	1,006		€783	1.2848	Prepaid Exp/(Accrued Exp)	43	(28)	15

Total fair value of all financial instruments							$3,062	$(8,182)	$(5,120)

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 1, 2009:

									Net Fair
									Value in
					Blended		Current	Current	US$ at
					Contract	Balance Sheet	Asset	(Liability)	August
In thousands	Pay		Receive		Rate	Location	US$	US$	1, 2009

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000

	LIBOR + 4.17%			7.45%	N/A	Prepaid Exp	$524	$—	$524

Interest rate swap fixed to floating on notional of $50,000

	LIBOR + 3.42%			7.45%	N/A	Prepaid Expense	712	—	712
Intercompany balance hedges primarily short-term debt and related interest

	C$	68,410	US$	63,224	0.9242	(Accrued Exp)		(317)	(317)
Hedge accounting not elected:
Diesel contracts	Fixed on 750K gal per month		Float on 750K gal per month		N/A	(Accrued Exp)	—	(1,217)	(1,217)
Merchandise purchase commitments
	C$	227,502	US$	196,125	0.8621	(Accrued Exp)	—	(15,132)	(15,132)
	C$	2,283		€1,450	0.6351	(Accrued Exp)	—	(53)	(53)
		£24,316	US$	39,100	1.6080	(Accrued Exp)	—	(1,539)	(1,539)
		£27,485		€32,000	1.1643	Prepaid Expense/(Accrued Exp)	11	(355)	(344)

	US$	334		€242	1.3805	Prepaid Exp	11	—	11

Total fair value of all financial instruments							$1,258	$(18,613)	$(17,355)

The impact of derivative financial instruments on the statements of income during the second quarter of fiscal 2011 and fiscal 2010 are as follows:

	Location of Gain (Loss)
	Recognized in Income by	Amount of Gain (Loss) Recognized
	Derivative	in Income by Derivative
In thousands		July 31, 2010	August 1, 2009

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	$—	$200
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	—	245

Intercompany balances, primarily short-term debt and related interest	Selling, general & administrative expenses	—	(4,923)

Hedge accounting not elected:

Diesel contracts	Cost of sales, including buying and occupancy costs	(776)	3,034

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(3,070)	(5,583)

Gain (loss) recognized in income		$(3,846)	$(7,027)

The impact of derivative financial instruments on the statements of income during the first six months of fiscal 2011 and fiscal 2010 are as follows:

	Location of Gain (Loss)
	Recognized in Income by	Amount of Gain (Loss) Recognized
	Derivative	in Income by Derivative
In thousands		July 31, 2010	August 1, 2009

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	$—	$541
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	—	730

Intercompany balances, primarily short-term debt and related interest	Selling, general & administrative expenses	—	(7,023)

Hedge accounting not elected:

Diesel contracts	Cost of sales, including buying and occupancy costs	606	3,714

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(9,896)	(21,175)

Gain (loss) recognized in income		$(9,290)	$(23,213)

The counterparties to the forward exchange contracts and swap agreements are major international financial institutions and the contracts contain rights of offset which are designed to minimize TJX’s exposure to credit loss in the event of nonperformance by one of the counterparties. TJX is not required by counterparties to maintain, and TJX does not require that counterparties maintain, collateral for these contracts. TJX monitors its position and the credit ratings of the counterparties on an ongoing basis and does not anticipate losses resulting from potential nonperformance of these institutions.
Note F. Disclosures about Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). U.S. GAAP classifies the inputs used to measure fair value into the following hierarchy:

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

	July 31,	January 30,	August 1,
In thousands	2010	2010	2009

Level 1
Assets:
Executive savings plan	$62,569	$55,404	$50,031

Level 2
Assets:
Short-term investments	$139,229	$130,636	$134,627
Foreign currency exchange contracts	2,898	5,642	22
Diesel fuel contracts	164	—	—
Interest rate swaps	—	—	1,236

Liabilities:
Foreign currency exchange contracts	$8,182	$1,029	$17,396
Diesel fuel contracts	—	442	1,217
The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of the zero coupon convertible subordinated notes was estimated by obtaining market quotes. The fair value of long-term debt at July 31, 2010 was $911.4 million versus a carrying value of $774.4 million. The fair value of the current installments of long-term debt at August 1, 2009 was $422.7 million versus a carrying value of $418.9 million. The fair value of long-term debt as of August 1, 2009 was $805.8 million versus a carrying value of $774.3 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
TJX’s cash equivalents are stated at cost, which approximates fair value, due to the short maturities of these instruments.
Investments designed to meet obligations under the executive savings plan are invested in securities traded in active markets and are recorded at unadjusted quoted prices.

As a result of its international operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect its operating results and financial position. When deemed appropriate, TJX seeks to minimize risk from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are not used for trading or other speculative purposes. TJX does not use leveraged derivative financial instruments. The forward foreign currency exchange contracts and interest rate swaps are valued using broker quotations which include observable market information. TJX does not make adjustments to quotes or prices obtained from brokers or pricing services but does assess the credit risk of counterparties and will adjust final valuations when appropriate. Where independent pricing services provide fair values, TJX obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within level 2.

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
TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income before general corporate expense, provision (credit) for Computer Intrusion related costs and interest. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.
Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	July 31,	August 1,
In thousands	2010	2009

Net sales:
U.S. segments:
Marmaxx	$3,309,549	$3,145,504
HomeGoods	455,685	412,837
A.J. Wright	193,219	181,927
International segments:
TJX Canada	581,447	495,671
TJX Europe	528,180	511,589

	$5,068,080	$4,747,528

Segment profit:
U.S. segments:
Marmaxx	$416,255	$358,351
HomeGoods	35,176	24,532
A.J. Wright	2,012	1,371
International segments:
TJX Canada	81,722	47,971
TJX Europe	2,122	24,720

	537,287	456,945

General corporate expenses	42,218	34,595
Provision (credit) for Computer Intrusion related costs	(11,550)	—
Interest expense, net	10,272	9,249

Income before provision for income taxes	$496,347	$413,101

     Financial information on TJX’s business segments (continued):

	Twenty-Six Weeks Ended
	July 31,	August 1,
In thousands	2010	2009

Net sales:
U.S. segments:
Marmaxx	$6,587,413	$6,083,813
HomeGoods	912,744	804,732
A.J. Wright	404,598	361,321
International segments:
TJX Canada	1,136,445	919,763
TJX Europe	1,043,420	932,123

	$10,084,620	$9,101,752

Segment profit:
U.S. segments:
Marmaxx	$884,735	$689,021
HomeGoods	75,769	40,105
A.J. Wright	11,798	5,784
International segments:
TJX Canada	136,081	67,698
TJX Europe	7,964	34,013

	1,116,347	836,621

General corporate expenses	74,775	68,450
Provision (credit) for Computer Intrusion related costs	(11,550)	—
Interest expense, net	20,474	15,850

Income before provision for income taxes	$1,032,648	$752,321

Note H. Pension Plans and Other Retirement Obligations
Presented below is financial information related to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown.

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
	July 31,	August 1,	July 31,	August 1,
In thousands	2010	2009	2010	2009

Service cost	$7,750	$8,507	$206	$309
Interest cost	9,019	7,734	728	720
Expected return on plan assets	(9,991)	(7,511)	—	—
Amortization of prior service cost	—	4	20	31
Recognized actuarial losses	2,722	3,730	694	396
Settlement cost	—	—	—	840

Total expense	$9,500	$12,464	$1,648	$2,296

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
In thousands	2010	2009	2010	2009

Service cost	$15,499	$16,132	$411	$547
Interest cost	18,038	15,783	1,457	1,460
Expected return on plan assets	(19,981)	(14,011)	—	—
Amortization of prior service cost	—	7	41	62
Recognized actuarial losses	5,444	6,803	1,388	570
Settlement cost	—	—	—	1,158

Total expense	$19,000	$24,714	$3,297	$3,797

In fiscal 2009 the Pension Protection Act (PPA) became effective in the U.S., and TJX’s policy is to fund, at a minimum, the amount required to maintain a funded status of 75% to 80% of the pension liability as defined by the PPA. As a result of funding in fiscal 2010, TJX does not anticipate any required funding in fiscal 2011 for the defined benefit retirement plan. TJX anticipates $3.8 million in cash expenditures to pay benefits under the unfunded plan in fiscal 2011.
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
In February 2001, TJX issued $517.5 million zero coupon convertible subordinated notes due in February 2021 and raised gross proceeds of $347.6 million. The issue price of the notes represented a yield to maturity of 2% per year. During fiscal 2010, TJX called for the redemption of these notes at the original issue price plus accrued original issue discount, and 462,057 notes with a carrying value of $365.1 million were converted into 15.1 million shares of TJX common stock at a rate of 32.667 shares per note. TJX paid $2.3 million to redeem the remaining 2,886 notes outstanding that were not converted. Prior to fiscal 2010, a total of 52,557 notes were either converted into common shares of TJX or put back to TJX.
In May 2010, TJX entered into a $500 million three-year revolving credit facility with similar terms and provisions as the $500 million facility it replaced, updated for market pricing. As of July 31, 2010, TJX also had a $500 million revolving credit facility maturing May 2011. The three-year agreement requires the payment of 17.5 basis points annually on the committed amounts. The agreement maturing in May 2011 requires the payment of six basis points annually on the committed amount. Both of these agreements have no compensating balance requirements, have various covenants including a requirement of a specified ratio of debt to earnings, and serve as back up to TJX’s commercial paper program. There were no outstanding amounts under these credit facilities as of July 31, 2010 or August 1, 2009.
As of July 31, 2010 and August 1, 2009, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of July 31, 2010 and August 1, 2009, there were no amounts outstanding on the Canadian credit line for operating expenses. As of July 31, 2010, TJX Europe had a credit line of £20 million. There were no outstanding borrowings on this U.K. credit line as of July 31, 2010 or August 1, 2009.
Note J. Income Taxes
TJX had unrecognized tax benefits of $127.4 million as of July 31, 2010 and $129.7 million as of August 1, 2009. The effective income tax rate was 38.6% for the fiscal 2011 second quarter and 36.7% for last year’s second quarter. The effective income tax rate was 38.4% for the six months ended July 31, 2010 and 37.4% for the comparable period last year. The increase in the income tax rate for both the second quarter and year-to-date periods of fiscal 2011 was largely driven by a fiscal 2010 favorable tax treatment of foreign currency gains on certain intercompany loans between TJX and TJX Canada that was absent in fiscal 2011.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $54.8 million as of July 31, 2010 and $53.0 million as of August 1, 2009.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns, or judicial or administrative proceedings that reflect such positions taken by TJX, may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range of $3.0 million to $74.0 million.

Note K. Supplemental Cash Flows Information
TJX’s non-cash investing and financing activities are as follows:

	Twenty-Six Weeks Ended
	July 31,	August 1,
In thousands	2010	2009

Conversion of zero coupon convertible notes	$—	$365,088

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 31, 2010
Compared to
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 1, 2009
Business Overview
We are the leading off-price apparel and home fashions retailer in the United States and worldwide. Our nearly 2,800 stores offer a rapidly changing assortment of quality, brand-name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices every day.
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
Results of Operations
Highlights of our financial performance for the second quarter and six months ended July 31, 2010 include the following:
•	Same store sales increased 3% for the second quarter and increased 6% for the six-month period ending July 31, 2010 over last year’s comparable periods. Our same store sales increases were on top of a 4% increase in the fiscal 2010 second quarter and 3% increase in the six months ended August 1, 2009. Same store sales growth was driven once again by increases in customer traffic over significant increases last year, as we continued to attract new customers and retain existing customers across a broad span of income levels.

•	Net sales increased 7% to $5.1 billion for the second quarter and 11% to $10.1 billion for the six-month period over last year’s comparable periods. Stores in operation and total selling square footage were both up 4% as of July 31, 2010 when compared to the same period last year. The movement in foreign currency exchange rates had a 1 percentage point favorable impact on net sales in the six months ended July 31, 2010. Foreign currency exchange rates had no significant impact on net sales in the second quarter of fiscal 2011.

•	Our fiscal 2011 second quarter pre-tax margin (the ratio of pre-tax income to net sales) was 9.8% compared to 8.7% for the same period last year. For the six months ended July 31, 2010, our pre-tax margin was 10.2% compared to 8.3% for the same period last year. The improvement in both the second quarter and six-month periods of fiscal 2011 was primarily driven by the growth in merchandise margins, which were achieved as a result of managing the business with substantially lower levels of inventory (resulting in faster inventory turns), along with expense leverage from the strong same store sales growth, as well as our continued cost reduction programs. The periods ended July 31, 2010 include a pre-tax benefit of $11.6 million due to a reduction in the Provision for Computer Intrusion related costs which increased pre-tax margin by 0.2 percentage points for the quarter and 0.1 percentage points for the six-month period.

•	Our cost of sales ratios improved in both the second quarter and six-month periods of fiscal 2011, primarily due to improved merchandise margins and the leverage of buying and occupancy costs on strong same store sales. Selling, general and administrative expense as a percentage of net sales increased 0.1 percentage points for the second quarter of fiscal 2011 compared to the same period last year. The costs of opening a greater number of new stores this year, the impact of our younger European businesses on cost ratios and increased investment in our field organization more than offset the impact of our cost reduction program. The selling, general and administrative expense as a percentage of net sales decreased 0.2 percentage points for the six months ended July 31, 2010 compared to the same period last year due to leverage on the 6% increase in same store sales and our cost reduction programs, partially offset by increased administrative and new store costs.

•	Net income for the second quarter of fiscal 2011 was $305.0 million, or $0.74 per diluted share, compared to $261.6 million, or $0.61 per diluted share, in last year’s second quarter. Net income for the six months ended July 31, 2010 was $636.4 million, or $1.54 per diluted share, compared to $470.8 million, or $1.09 per diluted share in the same period last year. The credit to the Provision for Computer Intrusion related costs increased earnings per share by $0.01 per share in both the current year’s second quarter and six-month period.

•	During the second quarter of fiscal 2011, we repurchased 8.2 million shares of our common stock at a cost of $355.5 million. For the first six months of fiscal 2011, we repurchased 13.7 million shares of our common stock at a cost of $589.6 million. Diluted earnings per share reflect the benefit of the stock repurchase program.

•	Consolidated per store inventories, including inventory on hand at our distribution centers, were down 13% at the end of the second quarter of fiscal 2011 from the prior year as compared to a decrease of 4% at the end of the second quarter of fiscal 2010 from the prior year’s second quarter end. We planned to operate with lower inventories to position us to take advantage of opportunities in the marketplace and to increase inventory turns.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.
Net sales: Consolidated net sales for the second quarter ended July 31, 2010 totaled $5.1 billion, a 7% increase over net sales of $4.7 billion in the fiscal 2010 second quarter. The increase reflected a 4% increase from new stores and a 3% increase in same store sales. Foreign currency exchange rates had an immaterial impact on fiscal 2011 second quarter sales. This compares to sales growth of 4% in last year’s second quarter, which consisted of a 4% increase from new stores and a 4% increase in same store sales, partially offset by a 4% decline from the negative impact of foreign currency exchange rates.
Consolidated net sales for the six months ended July 31, 2010 totaled $10.1 billion, an 11% increase over net sales of $9.1 billion in last year’s comparable period. The increase reflected a 6% increase in same store sales, a 4% increase from new stores and a 1% increase from the impact of foreign currency exchange rates. This compares to sales growth of 3% in last year’s six-month period, which consisted of a 4% increase from new stores, a 3% increase in same store sales and a 1% increase due to the shift in the fiscal calendar, partially offset by a 5% decline from the negative impact of foreign currency exchange rates.
New stores are a major source of sales growth. Both our consolidated store count and selling square footage increased by 4% as of July 31, 2010 as compared to August 1, 2009.
The same store sales increases for both the second quarter and six months ended July 31, 2010 were driven by significant increases in customer traffic at virtually all of our businesses. Juniors, jewelry and home fashions performed particularly well in the second quarter and six-month periods of fiscal 2011. For the second quarter of fiscal 2011, geographically, same store sales increases in Canada were above the consolidated average while European same store sales declined. In the U.S., same store sales increases were strong throughout the country with New England and the Midwest above the consolidated average, while the Southwest, Southeast and Florida were below the average.
For the six-month period of fiscal 2011, geographically, same store sales increases in Canada were in line with the consolidated average and same store sales in Europe declined. In the U.S., same store sales increases were strong across all regions, with Florida’s positive same store sales slightly below the consolidated average.
In the second half of fiscal 2011 we face more challenging comparisons as we recorded a double digit same stores sales increase in last year’s second half. As a result, we have planned a larger than normal portion of our advertising budget for the last six months of fiscal 2011.

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
The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	73.4	74.4	73.1	74.8
Selling, general and administrative expenses	16.8	16.7	16.6	16.8
Provision (credit) for Computer Intrusion related expenses	(0.2)	—	(0.1)	—
Interest expense, net	0.2	0.2	0.2	0.2

Income before provision for income taxes*	9.8%	8.7%	10.2%	8.3%

*	Due to rounding, the individual items may not foot to Income before provision for income taxes.
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
Inventory hedges: We routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our divisions, principally Europe and Canada, purchase goods in currencies other than their local currencies. As we have not elected “hedge accounting” as defined by U.S. GAAP, we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of these adjustments is effectively offset when the inventory being hedged is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect cost of sales, operating margins and reported earnings.
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 1.0 percentage points for the second quarter ended July 31, 2010 as compared to the same period last year. Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 1.7 percentage points for the first six months of fiscal 2011. The improvement in both periods of fiscal 2011 was due to improved consolidated merchandise margin, which increased 0.8 percentage points for the second quarter and increased 1.3 percentage points for the six-month period. Merchandise margin improvement was driven by our strategy of operating with leaner inventories and buying closer to need, which resulted in an increase in markon and a reduction in markdowns compared to the second quarter and six-month periods of fiscal 2010.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, increased 0.1 percentage points to 16.8% for the quarter ended July 31, 2010 and decreased 0.2 percentage points to 16.6% for the six-month period ended July 31, 2010, as compared to the same periods last year. The increase in expenses in the second quarter of fiscal 2011 was driven by a year-over-year increase in the number of new stores opened during the second quarter of fiscal 2011, the impact of our new European businesses on consolidated cost ratios and increased investment in our field organization more than offset the impact of our cost reduction program. The improvement in the six months ended July 31, 2010 compared to the same period last year was due to levering of expenses on the 6% same store sales increase and our cost reduction programs, partially offset by increased administrative and new store costs.
Interest expense, net: Interest expense, net amounted to expense of $10.3 million for the second quarter of fiscal 2011 compared to expense of $9.2 million for the same period last year and was expense of $20.5 million for the six-month period ended July 31, 2010 compared to expense of $15.9 million for the same period last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
Dollars in millions	2010	2009	2010	2009

Interest expense	$12,169	$11,823	$24,138	$20,981
Capitalized interest	—	(194)	—	(438)
Interest (income)	(1,897)	(2,380)	(3,664)	(4,693)

Interest expense, net	$10,272	$9,249	$20,474	$15,850

Gross interest expense for fiscal 2011 increased over last year for both the second quarter and six-month periods as a result of the incremental interest cost of the $375 million 6.95% notes issued in April 2009 over the interest cost of the zero coupon convertible debentures which were redeemed as a result of this debt issuance. This increase was partially offset by the lower interest cost of the $400 million 4.20% notes issued in July 2009, as compared to the interest cost of the long-term debt retired in fiscal 2010.
Income taxes: The effective income tax rate was 38.6% for the fiscal 2011 second quarter, compared to 36.7% for last year’s second quarter. The effective income tax rate for the six months ended July 31, 2010 was 38.4% as compared to 37.4% for last year’s comparable period. The increase in the income tax rate for both the second quarter and six-month periods of fiscal 2011 was largely driven by a fiscal 2010 favorable tax treatment of foreign currency gains on certain intercompany loans between TJX and TJX Canada that was absent in fiscal 2011.
Net income and net income per share: Net income for the second quarter ended July 31, 2010 was $305.0 million, or $0.74 per diluted share, versus $261.6 million, or $0.61 per diluted share, in last year’s second quarter. Net income for the six months ended July 31, 2010 was $636.4 million, or $1.54 per diluted share, compared to $470.8 million, or $1.09 per diluted share, in the same period last year. Diluted earnings per share for both the fiscal 2011 second quarter and six-month period benefited by $0.01 from the $7.1 million after-tax effect of the credit to our Provision for Computer Intrusion related costs. Changes in foreign currency rates also affected the comparability of our results. The effect of foreign currency exchange rates on the fiscal 2011 second quarter earnings per share was immaterial compared with a $0.01 per share negative impact on the fiscal 2010 second quarter earnings per share. For the six-month period ended July 31, 2010, changes in foreign currency rates benefited earnings per share by $0.01, compared with a $0.03 per share negative impact for the same period in fiscal 2010.
In addition, our weighted average diluted shares outstanding, which benefit from our stock repurchase programs, affect the comparability of earnings per share. Our stock repurchase programs benefit our earnings per share. We repurchased 8.2 million shares of our stock at a cost of $355.5 million in the second quarter of fiscal 2011 and we repurchased 13.7 million shares at a cost of $589.6 million in the first six months of fiscal 2011. During the second quarter of fiscal 2010, we repurchased 6.4 million shares at a cost of $193.8 million, and for the first six months of fiscal 2010, we repurchased 8.0 million shares at a cost of $236.7 million.

Segment information: The following is a discussion of the operating results of our business segments. In the United States, our T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright is each reported as a separate segment. TJX’s stores operated in Canada (Winners and HomeSense) are reported as the TJX Canada segment, and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported as the TJX Europe segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expense, Provision (credit) for Computer Intrusion related costs and interest. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments:
U.S. Segments:
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
Dollars in millions	2010	2009	2010	2009
| | | |
Net sales	$3,309.5	$3,145.5	$6,587.4	$6,083.8
Segment profit	$416.3	$358.4	$884.7	$689.0
Segment profit as a percentage of net sales	12.6%	11.4%	13.4%	11.3%
Percent increase in same store sales	3%	4%	7%	3%
Stores in operation at end of period
T.J. Maxx			903	882
Marshalls			820	811

Total Marmaxx			1,723	1,693

Selling square footage at end of period (in thousands)
T.J. Maxx			21,191	20,714
Marshalls			20,655	20,455

Total Marmaxx			41,846	41,169

Net sales for Marmaxx increased 5% for the second quarter of fiscal 2011 and increased 8% for the six-month period of fiscal 2011 as compared to the same periods last year. Same store sales for Marmaxx increased 3% in the second quarter and 7% for the first six months of fiscal 2011. We executed the fundamentals of our off-price business model well during the second quarter and first six months of fiscal 2011 by maintaining a lean inventory position, buying close to need and offering customers excellent values, which led to improved merchandise margins.
Sales at Marmaxx for both the second quarter and six-month periods ended July 31, 2010 were driven by significant increases in customer traffic. Categories that posted particularly strong same store sales increases included juniors, jewelry and home fashions. Geographically, same store sales increases in the New England and Midwest regions were above the chain average, while same store sales increases in the Southeast, Pacific and Florida were below the chain average. We continued our renovation program for existing Marmaxx stores, and expect to have approximately 700 stores in our new prototype during the fall of fiscal 2011.
Segment profit for the second quarter ended July 31, 2010 was $416.3 million, a 16% increase compared to the second quarter of fiscal 2010. Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) for the second quarter of fiscal 2011 increased to 12.6% from 11.4% for the same period last year. Segment profit for the six months ended July 31, 2010 increased to $884.7 million up 28% compared to the same period last year. Segment profit margin was 13.4% for the six-month period in fiscal 2011 versus 11.3% last year. The increase in segment margin for both periods was driven by strong merchandise margins, which were up 0.8 percentage points for the second quarter and 1.3 percentage points for the six months ended July 31, 2010. Segment margin also improved due to expense levering on strong same store sales, primarily occupancy and store operating costs, as well as our cost reduction efforts. The improvement in segment margin for this year’s second quarter was partially offset by the cost impact of a year-over-year increase in the number of new stores opened during the quarter.

As of July 31, 2010, Marmaxx’s per store inventories, including inventory on hand at its distribution centers, were down 14% as compared to those inventory levels at the same time last year. Per store inventories at August 1, 2009 were flat compared to those of the prior year period. As of July 31, 2010, inventory commitments (inventory on hand and merchandise on order) were down on a per store basis compared to the end of the second quarter ended August 1, 2009.
HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
Dollars in millions	2010	2009	2010	2009

Net sales	$455.7	$412.8	$912.7	$804.7
Segment profit	$35.2	$24.5	$75.8	$40.1
Segment profit as a percentage of net sales	7.7%	5.9%	8.3%	5.0%
Percent increase in same store sales	8%	9%	11%	4%
Stores in operation at end of period			328	323
Selling square footage at end of period (in thousands)			6,451	6,340
HomeGoods continued to post strong results, with net sales for the second quarter of fiscal 2011 increasing 10% compared to the same period last year, and for the first six months of fiscal 2011 increasing 13% over the same period last year. Same store sales increased 8% for the second quarter of fiscal 2011 and increased 11% for the six-month period of fiscal 2011, over strong increases in the comparable periods of fiscal 2010. Sales growth was driven by significantly increased customer traffic, reflecting our continued effective execution of our off-price merchandising strategies. Segment margin for the fiscal 2011 second quarter and six-month periods was up from the same periods last year due to improved merchandise margins, the levering of expenses on the strong same store sales increase and operational efficiencies. The improvement in merchandise margins (due to an increase in markon and a reduction in markdowns) accounted for more than half of the growth in the second quarter segment margin and approximately one third of the year-to-date growth in segment margin.
A.J. Wright

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
Dollars in millions	2010	2009	2010	2009

Net sales	$193.2	$181.9	$404.6	$361.3
Segment profit	$2.0	$1.4	$11.8	$5.8
Segment profit as a percentage of net sales	1.0%	0.8%	2.9%	1.6%
Percent increase in same store sales	0%	5%	4%	9%
Stores in operation at end of period			154	141
Selling square footage at end of period (in thousands)			3,108	2,808
A.J. Wright’s net sales increased 6% for the fiscal 2011 second quarter and 12% for the six-month period ending July 31, 2010 as compared to the same periods last year. Same store sales were flat for the second quarter of fiscal 2011 and up 4% for the six months ended July 31, 2010, which were on top of strong same store sales increases in the prior year comparable periods, and were driven by increases in customer traffic. Segment profit for the second quarter increased to $2.0 million compared to the prior year’s second quarter and more than doubled to $11.8 million for the six-month period ended July 31, 2010. Segment margin increases were primarily due to improved merchandise margins in both the second quarter and year-to-date periods of fiscal 2011 as compared to the same periods last year.

International Segments:
TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
U.S. Dollars in millions	2010	2009	2010	2009
Net sales	$581.4	$495.7	$1,136.4	$919.8
Segment profit	$81.7	$48.0	$136.1	$67.7
Segment profit as a percentage of net sales	14.1%	9.7%	12.0%	7.4%
Percent increase in same store sales	6%	1%	6%	1%
Stores in operation at end of period
Winners			211	206
HomeSense			79	75

Total			290	281

Selling square footage at end of period (in thousands)
Winners			4,871	4,727
HomeSense			1,527	1,437

Total			6,398	6,164

Net sales for TJX Canada (which includes Winners and HomeSense) increased 17% for the second quarter and increased 24% for the six-month period ended July 31, 2010 compared to the same periods last year. Currency exchange translation benefited second quarter sales growth by approximately 9 percentage points and benefited six-month sales growth by approximately 16 percentage points, as compared to the same periods last year. Same store sales were up 6% for both the second quarter and first six months of fiscal 2011.
Segment profit increased to $81.7 million for the second quarter ended July 31, 2010 and more than doubled to $136.1 million for the year-to-date period. The impact of foreign currency translation increased segment profit by $6 million in the second quarter of fiscal 2011 and $17 million in the six months ended July 31, 2010 as compared to the same periods last year. The foreign currency impact of the mark-to-market adjustment on inventory-related hedges impacted segment profit and segment margin comparisons in both periods. The mark-to-market adjustment on inventory-related hedges increased segment profit in the fiscal 2011 second quarter by $3 million compared to a decrease of $5 million in last year’s second quarter. For the fiscal 2011 six-month period, the mark-to-market adjustment on inventory-related hedges reduced segment profit by $3 million, compared to a reduction of $20 million in last year’s six-month period. The favorable change in the mark-to-market adjustment of our inventory hedges accounted for 1.6 percentage points of the increase in second quarter segment margin and 1.9 percentage points of the increase in the year-to-date segment margin. The remainder of the growth in the segment margin in both the quarter and year-to-date periods was attributable to improved merchandise margins. Merchandise margin improvement was favorably impacted by a reduction in the cost of merchandise denominated in U.S. dollars due to the change in currency rates year-over-year.
As of the end of the second quarter of fiscal 2011, we operated three StyleSense stores which are included in the Winners totals in the above table. As we recently disclosed, we intend to bring the Marshalls chain to Canada, with stores scheduled to begin opening in the spring of fiscal 2012. We believe that Canada can ultimately support 90 to 100 Marshalls stores.

TJX Europe

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
U.S. Dollars in millions	2010	2009	2010	2009
Net sales	$528.2	$511.6	$1,043.4	$932.1
Segment profit	$2.1	$24.7	$8.0	$34.0
Segment profit as a percentage of net sales	0.4%	4.8%	0.8%	3.6%
Percent (decrease) increase in same store sales	(4)%	6%	(1)%	6%
Stores in operation at end of period
T.K. Maxx			283	244
HomeSense			21	8

Total			304	252

Selling square footage at end of period (in thousands)
T.K. Maxx			6,490	5,671
HomeSense			353	123

Total			6,843	5,794

Net sales for TJX Europe increased 3% for the second quarter of fiscal 2011 and increased 12% for the six months ended July 31, 2010 compared to the same periods last year. Currency exchange rate translation negatively impacted the fiscal 2011 results for both periods, reducing net sales in the second quarter by $44 million and in the six-month period by $17 million. Same store sales were down 4% for the second quarter of fiscal 2011 and down 1% for the six-month period compared to strong 6% increases in each of the prior-year periods.
Segment profit decreased to $2.1 million for the second quarter ended July 31, 2010 and to $8.0 million for the first six months of fiscal 2011. Although unseasonable weather and economic uncertainty in the U.K. and Ireland affected sales, we believe that execution issues in the U.K. and Ireland were the primary reasons for below-plan sales. Segment profit and margin were also impacted by the expansion of T.K. Maxx in Germany and Poland and HomeSense in the U.K. We continue to be encouraged by the performance of these stores, but as newer operations, they reduce segment margin generated by the more established T.K. Maxx stores in the U.K. and Ireland. We also invested in strengthening the shared services infrastructure for our ongoing European expansion in the fiscal 2011 first quarter, which impacted segment profit for the six-month period ended July 31, 2010. Currency exchange translation had an immaterial impact on segment profit in the fiscal 2011 periods. However, the impact of the mark-to-market adjustment on inventory-related hedges decreased segment profit by $6 million in the fiscal 2011 second quarter compared to no impact last year. On a year-to-date basis the mark-to-market adjustment on inventory-related hedges decreased segment profit by $7 million this year versus a decrease of $1 million last year. The unfavorable change in the mark-to-market adjustment of our inventory hedges accounted for 1.1 percentage points of the decline in the fiscal 2011 second quarter segment margin and 0.6 percentage points of the decline in segment margin for the six-month period ended July 31, 2010. The balance of the change was primarily in merchandise margin.
General corporate expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
Dollars in millions	2010	2009	2010	2009

General corporate expense	$42.2	$34.6	$74.8	$68.5
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses, except for the mark-to-market adjustment on diesel fuel hedges, which is included in cost of sales. General corporate expense for both periods in fiscal 2011 was up compared to the same periods in fiscal 2010. This was primarily due to the unfavorable change in foreign currency gains and losses on intercompany balances with our foreign divisions and the unfavorable change in the mark-to-market adjustment of our diesel fuel hedge contracts.

Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $666 million for the six months ended July 31, 2010, a decrease of $39 million over the $705 million provided for the six months ended August 1, 2009. Net income provided cash of $636 million in the first six months of fiscal 2011, an increase of $165 million over net income of $471 million in the same period last year. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $10 million in fiscal 2011 compared to a source of cash of $14 million in fiscal 2010. The reduction in inventory was the result of the ongoing implementation of our strategy of operating with leaner inventories and buying closer to need, which, in turn, increased inventory turnover. Additionally, net cash provided by operations was reduced by $53 million this year as compared to last year due to a change in our deferred tax provision in fiscal 2011 and by $142 million due to the change in current income taxes payable/recoverable in fiscal 2011, which, in turn, decreased cash and cash equivalents by $112 million in the first six months of fiscal 2011 compared to an increase of $30 million in the same period last year.
Investing activities related primarily to property additions for new stores, store improvements and renovations, and investment in our distribution network. Cash outlays for property additions amounted to $327 million in the six months ended July 31, 2010, compared to $164 million in the same period last year. We anticipate that capital spending for fiscal 2011 will be approximately $750 million, which includes our planned increase in new store openings and store renovations. We also purchased short-term investments that had a maturity, when purchased, in excess of 90 days and which, per our policy, were not classified as cash on the balance sheet. In the first six months of fiscal 2011, we purchased $72 million in short-term investments, compared to $167 million in the same period in fiscal 2010. Additionally, $68 million of short-term investments were sold or matured during the first six months of fiscal 2011 compared to $43 million in the same period last year.
Cash flows from financing activities resulted in cash outflow of $570 million in the first six months of fiscal 2011, compared to cash inflow of $505 million in the same period last year, which included the $774 million of net proceeds from two debt offerings. In April 2009, we issued $375 million 6.95% ten-year notes and shortly thereafter called for the redemption of our zero coupon convertible subordinated notes. Virtually all of these notes were converted into 15.1 million shares of TJX common stock during the second quarter of fiscal 2010. We used the proceeds from the notes offering to repurchase TJX common stock under our stock repurchase program. In July 2009, we issued $400 million of 4.20% six-year notes. We used the proceeds of this offering to refinance substantially all of our C$235 million term credit facility, which was repaid on August 10, 2009, and used the remainder, together with funds from operations, to repay our 7.45% notes at maturity (December 15, 2009).
We spent $590 million to repurchase and retire 13.7 million shares of our common stock in the first six months of fiscal 2011 and $237 million to repurchase and retire 8.0 million shares in the first six months of fiscal 2010 under our stock repurchase programs. We record the purchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. The fiscal 2011 stock repurchases were made under the $1 billion stock repurchase plan announced in September 2009. As of July 31, 2010, $205 million remained available for purchase under that program, as well as an additional $1 billion under another stock repurchase program approved in February 2010. We anticipate repurchasing approximately $900 million to $1 billion of stock under our stock repurchase programs in fiscal 2011. We determine the timing and amount of repurchases made directly and under Rule 10b5-1 plans from time to time based on our assessment of various factors including anticipated excess cash flow, liquidity, market conditions, the economic environment and prospects for the business, and other factors, and the timing and amount of these purchases may change. Lastly, financing activities included $100 million of proceeds from the exercise of stock options in the first six months of fiscal 2011 versus $69 million in the first six months of fiscal 2010, and dividends paid on common stock in the first six months of fiscal 2011 of $110 million versus $97 million in the same period last year.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. As of July 31, 2010, we had a $500 million revolving credit facility maturing May 2013 and a $500 million revolving credit facility maturing May 2011. The three-year agreement maturing in May 2013 was entered into in May 2010 to replace a similar agreement that matured at that time. The three-year agreement requires the payment of 17.5 basis points annually on the committed amounts. The agreement maturing in May 2011 requires the payment of six basis points annually on the committed amount. Both of these agreements have no compensating balance requirements, have various covenants including a requirement of a specified ratio of debt to earnings, and serve as back up to TJX’s commercial paper program. The availability under our revolving credit facilities was $1 billion at July 31, 2010 and August 1, 2009, and we had no borrowings outstanding at those dates under these agreements. We believe existing cash balances, internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
Provision for Computer Intrusion related costs: We have a reserve for our estimate of the total probable losses arising from the Computer Intrusion. We reduced the Provision for Computer Intrusion related costs by $11.6 million during the second quarter ended July 31, 2010, primarily as a result of insurance proceeds and adjustments to our remaining reserve. The reserve balance was $19.6 million at July 31, 2010. As an estimate, the reserve is subject to uncertainty, actual costs may vary from the current estimate and such variations may be material. We may decrease or increase the amount of the reserve to adjust for matters such as developments in litigation, claims and related expenses, insurance proceeds and changes in the estimate.
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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We do not enter into derivatives for speculative or trading purposes.
Foreign Currency Exchange Risk
     We are exposed to foreign currency exchange rate risk on our investment in our Canadian and European operations on the translation of these foreign operations into the U.S. dollar and on purchases by our operations of goods in currencies that are not their local currencies. As more fully described in Note E to our consolidated financial statements to the Annual Report on Form 10-K for the fiscal year ended January 30, 2010, we hedge a portion of our intercompany transactions with foreign operations and certain merchandise purchase commitments incurred by these operations with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of July 31, 2010, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income for the six months ended July 31, 2010 by approximately $14 million.
Interest Rate Risk
     Our cash equivalents, short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We periodically enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed-rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding, cash and cash equivalents and short-term investments as of July 31, 2010. The analysis indicated that such an adverse movement as of that date would not have had a material effect on our consolidated financial position, results of operations or cash flows.
Equity Price Risk
     The assets of our qualified pension plan, a large portion of which are equity securities, are subject to the risks and uncertainties of the financial markets. We allocate the pension assets in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. The significant decline in the financial markets over the last several years adversely affected the value of our pension plan assets and the funded status of our pension plan has, and can result in, increased contributions to the plan.

Item 4.	Controls and Procedures.
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended July 31, 2010 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable

Item 1A.	Risk Factors.
     There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 30, 2010, as filed with the SEC on March 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Information on Share Repurchases
     The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2011 and the average price paid per share are as follows:

	(a)	(b)	(c)	(d)
				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
	Total		Purchased as Part of a	May Yet be Purchased
	Number of Shares	Average Price Paid	Publicly Announced	Under the Plans or
	Repurchased (1)	Per Share (2)	Plan or Program(3)	Programs

May 2, 2010 through May 29, 2010	2,404,505	$44.13	2,404,505	$1,454,804,208

May 30 through July 3, 2010	3,994,570	$43.71	3,994,570	$1,280,196,499

July 4, 2010 through July 31, 2010	1,801,700	$41.52	1,801,700	$1,205,396,229

Total:	8,200,775		8,200,775

(1)	All shares were purchased as part of publicly announced plans or programs.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	The $356 million in stock repurchases in fiscal 2011 were made under the $1 billion multi-year stock repurchase plan, authorized by the Board of Directors in September 2009, and $205 million remained available for purchase under that plan as of July 31, 2010. In February 2010, the Board of Directors approved and announced another $1 billion stock repurchase program in addition to the current $1 billion stock repurchase program.

Item 6.	Exhibits.
     The Registrant is filing Exhibits 10.1 and 10.2 to this Report in order to include certain schedules and exhibits to those Exhibits that were not previously filed with the Exhibits.
10.1	4-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents. The related Amendment No. 1 to the 4-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2006.*
10.2	Letter Agreement dated as of April 7, 2009 between Donald G. Campbell and The TJX Companies, Inc. ±
10.3	The TJX Companies, Inc. Stock Incentive Plan Rules for U.K. Employees dated August 19, 2009. ±

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

*	Portions of certain exhibits to this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Such information has been filed separately with the Securities and Exchange Commission.

±	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)
Date: August 27, 2010	By:	/s/ Jeffrey G. Naylor
Jeffrey G. Naylor, Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	4-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents. The related Amendment No. 1 to the 4-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2006.*

10.2	Letter Agreement dated as of April 7, 2009 between Donald G. Campbell and The TJX Companies, Inc.±

10.3	The TJX Companies, Inc. Stock Incentive Plan Rules for U.K. Employees dated August 19, 2009.±

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

*	Portions of certain exhibits to this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Such information has been filed separately with the Securities and Exchange Commission.

±	Management contract or compensatory plan or arrangement.