Form 10-Q
period 2010-10-30
TJX COMPANIES INC /DE/
filed 2010-11-24
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 30, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [   ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
   Large Accelerated Filer [X] Accelerated Filer [   ]
   Non-Accelerated Filer [   ] (Do not check if a smaller reporting company) Smaller Reporting Company [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          YES [   ]     NO [ X ].
The number of shares of registrant’s common stock outstanding as of October 30, 2010: 395,802,044

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	October 30,	October 31,
	2010	2009

Net sales	$ 5,525,847	$ 5,244,946

Cost of sales, including buying and occupancy costs	4,006,404	3,802,179
Selling, general and administrative expenses	912,808	864,097
Provision (credit) for Computer Intrusion related costs	-	-
Interest expense, net	9,518	12,665

Income before provision for income taxes	597,117	566,005
Provision for income taxes	224,808	218,206

Net income	$ 372,309	$ 347,799

Basic earnings per share:
Net income	$ 0.94	$ 0.82
Weighted average common shares – basic	397,217	421,654

Diluted earnings per share:
Net income	$ 0.92	$ 0.81
Weighted average common shares – diluted	403,040	428,092

Cash dividends declared per share	$ 0.15	$ 0.12
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2010	2009

Net sales	$15,610,467	$14,346,698

Cost of sales, including buying and occupancy costs	11,374,288	10,609,827
Selling, general and administrative expenses	2,587,972	2,390,030
Provision (credit) for Computer Intrusion related costs	(11,550)	-
Interest expense, net	29,992	28,515

Income before provision for income taxes	1,629,765	1,318,326
Provision for income taxes	621,038	499,752

Net income	$ 1,008,727	$ 818,574

Basic earnings per share:
Net income	$ 2.50	$ 1.95
Weighted average common shares – basic	402,969	419,398

Diluted earnings per share:
Net income	$ 2.46	$ 1.91
Weighted average common shares – diluted	409,284	430,136

Cash dividends declared per share	$ 0.45	$ 0.36
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	October 30,	January 30,	October 31,
	2010	2010	2009
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,339,065	$ 1,614,607	$ 1,445,648
Short-term investments	129,967	130,636	76,643
Accounts receivable, net	229,318	148,126	163,555
Merchandise inventories	3,272,960	2,532,318	3,267,667
Prepaid expenses and other current assets	290,465	255,707	259,357
Current deferred income taxes, net	34,867	122,462	117,787

Total current assets	5,296,642	4,803,856	5,330,657

Property at cost:
Land and buildings	289,158	281,527	277,586
Leasehold costs and improvements	2,121,958	1,930,977	1,910,909
Furniture, fixtures and equipment	3,345,501	3,087,419	3,019,725

Total property at cost	5,756,617	5,299,923	5,208,220
Less accumulated depreciation and amortization	3,286,189	3,026,041	2,947,688

Net property at cost	2,470,428	2,273,882	2,260,532

Property under capital lease, net of accumulated amortization of $21,032; $19,357 and $18,799, respectively	11,540	13,215	13,773
Other assets	223,641	193,230	198,335
Goodwill and tradename, net of amortization	179,897	179,794	179,767

TOTAL ASSETS	$ 8,182,148	$ 7,463,977	$ 7,983,064

LIABILITIES
Current liabilities:
Current installments of long-term debt	$ -	$ -	$ 200,358
Obligation under capital lease due within one year	2,627	2,355	2,309
Accounts payable	1,974,272	1,507,892	1,838,558
Accrued expenses and other liabilities	1,253,053	1,248,002	1,187,294
Federal, foreign and state income taxes payable	-	136,737	17,621

Total current liabilities	3,229,952	2,894,986	3,246,140

Other long-term liabilities	746,860	697,099	742,594
Non-current deferred income taxes, net	307,810	192,447	263,066
Obligation under capital lease, less portion due within one year	13,823	15,844	16,451
Long-term debt, exclusive of current installments	774,381	774,325	774,306
Commitments and contingencies	-	-	-

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 395,802,044; 409,386,126 and 419,708,634, respectively	395,802	409,386	419,709
Additional paid-in capital	-	-	34,719
Accumulated other comprehensive income (loss)	(101,494)	(134,124)	(119,636)
Retained earnings	2,815,014	2,614,014	2,605,715

Total shareholders’ equity	3,109,322	2,889,276	2,940,507

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 8,182,148	$ 7,463,977	$ 7,983,064

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2010	2009

Cash flows from operating activities:
Net income	$1,008,727	$ 818,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	341,069	318,940
Loss on property disposals	6,991	6,764
Deferred income tax provision	142,607	130,539
Amortization of share-based compensation expense	44,913	40,831
Excess tax benefits from share-based compensation expense	(23,410)	(15,755)
Changes in assets and liabilities:
(Increase) in accounts receivable	(43,943)	(16,466)
(Increase) in merchandise inventories	(719,710)	(577,469)
(Increase) decrease in prepaid expenses and other current assets	(41,536)	15,876
Increase in accounts payable	454,738	522,079
(Decrease) increase in accrued expenses and other liabilities	(81,030)	82,156
Other	9,776	(36,848)

Net cash provided by operating activities	1,099,192	1,289,221

Cash flows from investing activities:
Property additions	(540,351)	(318,948)
Purchase of short-term investments	(102,879)	(199,839)
Sales and maturities of short-term investments	108,844	126,741
Other	695	(5,802)

Net cash (used in) investing activities	(533,691)	(397,848)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	774,263
Principal payments on current portion of long-term debt	-	(193,573)
Cash payments for debt issuance expenses	(3,089)	(7,202)
Payments on capital lease obligation	(1,749)	(1,614)
Cash payments for repurchase of common stock	(845,522)	(530,501)
Proceeds from issuance of common stock	141,880	154,095
Excess tax benefits from share-based compensation expense	23,410	15,755
Cash dividends paid	(170,042)	(147,403)

Net cash (used in) provided by financing activities	(855,112)	63,820

Effect of exchange rate changes on cash and cash equivalents	14,069	36,928

Net (decrease) increase in cash and cash equivalents	(275,542)	992,121
Cash and cash equivalents at beginning of year	1,614,607	453,527

Cash and cash equivalents at end of period	$1,339,065	$1,445,648

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
	Shares	$1	Capital	Income (Loss)	Earnings	Total

Balance, January 30, 2010	409,386	$ 409,386	$-	$ (134,124)	$2,614,014	$2,889,276
Comprehensive income:
Net income	-	-	-	-	1,008,727	1,008,727
Foreign currency translation adjustments	-	-	-	28,716	-	28,716
Recognition of prior service cost and deferred gains	-	-	-	3,914	-	3,914

Total comprehensive income						1,041,357
Cash dividends declared on common stock	-	-	-	-	(180,558)	(180,558)
Amortization of share-based compensation expense	-	-	44,913	-	-	44,913
Issuance of common stock under stock incentive plan and related tax effect	6,141	6,141	153,715	-	-	159,856
Common stock repurchased	(19,725)	(19,725)	(198,628)	-	(627,169)	(845,522)

Balance, October 30, 2010	395,802	$ 395,802	$ -	$ (101,494)	$2,815,014	$3,109,322

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note A. Summary of Significant Accounting Policies
Basis of Presentation - The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair presentation of its financial statements for the periods reported, all in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (“fiscal 2010”).
These interim results are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
Share-Based Compensation - Total share-based compensation expense was $16.9 million for the quarter ended October 30, 2010 and $15.0 million for the quarter ended October 31, 2009. Total share-based compensation expense was $44.9 million for the nine months ended October 30, 2010 and $40.8 million for the nine months ended October 31, 2009. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 1.6 million shares of common stock exercised during the third quarter ended October 30, 2010 and options to purchase 6.0 million shares of common stock exercised during the nine months ended October 30, 2010. There were options to purchase 26.5 million shares of common stock outstanding as of October 30, 2010.
Cash and Cash Equivalents - TJX generally considers highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months but less than a year at the date of purchase are included in short-term investments. TJX’s investments are primarily high-grade commercial paper, government and corporate bonds, institutional money market funds and time deposits with major banks.
Merchandise Inventories - TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $493.8 million at October 30, 2010, $396.8 million at January 30, 2010 and $451.6 million at October 31, 2009. A liability for a comparable amount is included in accounts payable for the respective periods.
New Accounting Standards - There were no new accounting standards issued during the third quarter ended October 30, 2010 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.
Note B. Commitments and Contingencies
Provision (credit) for Computer Intrusion related costs - TJX has a reserve for its estimate of the total probable losses arising from an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. TJX reduced the Provision for Computer Intrusion related costs by $11.6 million during the second quarter ended July 31, 2010 primarily as a result of insurance proceeds and adjustments to our remaining reserve. The reserve balance was $18.8 million at October 30, 2010. As an estimate, the reserve is subject to uncertainty, actual costs may vary from the current estimate and such variations may be material. TJX may, in the future, decrease or increase the amount of the reserve to adjust for matters such as developments in litigation, claims and related expenses, insurance proceeds and changes in the estimate.

Reserve for Discontinued Operations - TJX has a reserve for the remaining future obligations of discontinued operations that relates primarily to real estate leases associated with former TJX businesses. The reserve balance was $31.2 million at October 30, 2010 and $38.2 million at October 31, 2009.
TJX may also be contingently liable on up to 14 leases of BJ’s Wholesale Club, a former TJX business, and up to seven leases of Bob’s Stores, also a former TJX business, in addition to those included in the reserve. The reserve for discontinued operations does not reflect these leases because TJX does not believe that the likelihood of future liability to TJX is probable.
Note C. Other Comprehensive Income
TJX’s comprehensive income information, net of related tax effects, is presented below:

	Thirteen Weeks Ended
	October 30,	October 31,
In thousands	2010	2009

Net income	$ 372,309	$ 347,799
Other comprehensive income (loss):
Foreign currency translation adjustments	30,399	(6,113)
Recognition of unfunded post retirement obligations	-	-
Recognition of prior service cost and deferred gains	840	2,267

Total comprehensive income	$ 403,548	$ 343,953

	Thirty-Nine Weeks Ended
	October 30,	October 31,
In thousands	2010	2009

Net income	$ 1,008,727	$ 818,574
Other comprehensive income (loss):
Foreign currency translation adjustments	28,716	94,187
Recognition of unfunded post retirement obligations	-	(1,212)
Recognition of prior service cost and deferred gains	3,914	5,170

Total comprehensive income	$ 1,041,357	$ 916,719

Note D. Capital Stock and Earnings Per Share
Capital Stock - During the quarter ended October 30, 2010, TJX repurchased and retired 6.0 million shares of its common stock at a cost of $255.8 million. For the nine months ended October 30, 2010, TJX repurchased and retired 19.7 million shares of its common stock at a cost of $845.3 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX’s cash expenditures for its repurchase programs were $845.5 million for the nine months ended October 30, 2010 and $530.5 million for the nine months ended October 31, 2009. These expenditures were funded primarily by cash generated from operations together, in 2009, with the proceeds of a debt issuance. In October 2010, TJX completed the $1 billion stock repurchase program authorized in September 2009 under which TJX repurchased 24.1 million shares of common stock. In February 2010, TJX’s Board of Directors approved another stock repurchase program that authorizes the repurchase of up to an additional $1 billion of TJX common stock from time to time. Under this plan, TJX repurchased 1.1 million shares of common stock at a cost of $50.4 million through the third quarter of fiscal 2011 and $949.6 million remained available at October 30, 2010. All shares repurchased under the stock repurchase programs have been retired.
TJX has five million shares of authorized but unissued preferred stock, par value $1 per share.
Earnings per share - The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
	October 30,	October 31,
In thousands, except per share data	2010	2009

Basic earnings per share
Net income	$ 372,309	$ 347,799
Weighted average common shares outstanding for basic EPS	397,217	421,654

Basic earnings per share – continuing operations	$ 0.94	$ 0.82

Diluted earnings per share
Net income	$ 372,309	$ 347,799
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	-	-

Net income used for diluted EPS calculation	$ 372,309	$ 347,799

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	397,217	421,654
Assumed conversion/exercise/vesting of:
Stock options and awards	5,823	6,438
Zero coupon convertible subordinated notes	-	-

Weighted average common shares outstanding for diluted EPS	403,040	428,092

Diluted earnings per share	$ 0.92	$ 0.81

	Thirty-Nine Weeks Ended
	October 30,	October 31,
In thousands, except per share data	2010	2009

Basic earnings per share
Net income	$ 1,008,727	$ 818,574
Weighted average common shares outstanding for basic EPS	402,969	419,398

Basic earnings per share – continuing operations	$ 2.50	$ 1.95

Diluted earnings per share
Net income	$ 1,008,727	$ 818,574
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	-	1,073

Net income used for diluted EPS calculation	$ 1,008,727	$ 819,647

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	402,969	419,398
Assumed conversion/exercise/vesting of:
Stock options and awards	6,315	5,537
Zero coupon convertible subordinated notes	-	5,201

Weighted average common shares outstanding for diluted EPS	409,284	430,136

Diluted earnings per share	$ 2.46	$ 1.91
In April 2009, TJX called for the redemption of its zero coupon convertible subordinated notes. There were 462,057 notes with a carrying value of $365.1 million that were converted into 15.1 million shares of TJX common stock at a conversion rate of 32.667 shares per note. TJX paid $2.3 million to redeem the remaining 2,886 notes outstanding that were not converted.
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. No such options were excluded for the thirteen weeks or for the thirty-nine weeks ended October 30, 2010. There were 4.8 million options excluded for the thirteen weeks ended October 31, 2009 and 9.6 million options excluded for the thirty-nine weeks ended October 31, 2009.

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
Interest Rate Contracts - During fiscal 2004, TJX entered into interest rate swaps with respect to $100 million of the $200 million ten-year notes outstanding at that time. Under those interest rate swaps, which settled in December 2009, TJX paid a specific variable interest rate indexed to the six-month LIBOR rate and received a fixed rate applicable to the underlying debt, effectively converting the interest on a portion of the notes from fixed to a floating rate of interest. The interest income/expense on those swaps was accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest rate swaps were designated as fair value hedges on the underlying debt.
Diesel Fuel Contracts - During the fourth quarter of fiscal 2010 and the second quarter of fiscal 2011, TJX entered into agreements to hedge a portion of its notional diesel requirements for fiscal 2011 based on the diesel fuel consumed by independent freight carriers transporting the Company’s inventory. These economic hedges at October 30, 2010 relate to 50% of TJX’s notional diesel requirements in the fourth quarter of fiscal 2011. These diesel fuel hedge agreements will settle during the last quarter of fiscal 2011 and expire in February 2011. During fiscal 2009, TJX entered into agreements to hedge approximately 30% of its notional diesel fuel requirements for fiscal 2010, which settled throughout the year and terminated in February 2010. Independent freight carriers transporting the Company’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the year. TJX elected not to apply hedge accounting rules to these contracts.
Foreign Currency Contracts - TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made in currencies other than the functional currency of TJX Europe (operating in the United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada) and Marmaxx (U.S.). These contracts are typically twelve months or less in duration. The contracts outstanding at October 30, 2010 covered a portion of the anticipated merchandise purchases for the remainder of fiscal 2011 and into fiscal 2012. TJX elected not to apply hedge accounting rules to these contracts.
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

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 30, 2010:

									Net Fair
									Value in
					Blended		Current	Current	US$ at
					Contract	Balance Sheet	Asset	(Liability)	October
In thousands	Pay		Receive		Rate	Location	US$	US$	30, 2010

Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	C$	21,208	US$	20,004	0.9432	(Accrued Exp)	$1	$(766)	$(765)

		€65,175	US$	89,682	1.3760	(Accrued Exp)	-	(1,177)	(1,177)

Economic hedges for which hedge accounting not elected:

Diesel contracts	Fixed on 1.3M gal per month		Float on 1.3M gal per month		N/A	Prepaid Exp	221	-	221

Merchandise purchase commitments

						Prepaid Exp
						or Other
	C$	309,142	US$	302,239	0.9777	Assets /	1,283	(1,538)	(255)
						(Accrued Exp)

	C$	3,828		€2,900	0.7576	Prepaid Exp	289	-	289

		£45,009	US$	69,697	1.5485	(Accrued Exp)	-	(2,475)	(2,475)

		£41,192		€47,542	1.1542	Prepaid	902	(715)	187
						Exp/(Accrued Exp)

		€35,623		£30,152	0.8464	Prepaid Exp/(Accrued	102	(1,424)	(1,322)
						Exp)

		€6,236	US$	8,301	1.3311	(Accrued Exp)	-	(393)	(393)

	US$	1,160		€873	1.3288	Prepaid Exp	57	-	57

Total fair value of all financial instruments							$ 2,855	$(8,488)	$(5,633)

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 31, 2009:

									Net Fair
									Value in
					Blended		Current	Current	US$ at
					Contract	Balance Sheet	Asset	(Liability)	October
In thousands	Pay		Receive		Rate	Location	US$	US$	31, 2009

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000
	LIBOR + 4.17%			7.45%	N/A	Prepaid Exp	$650	$-	$650

Interest rate swap fixed to floating on notional of $50,000
	LIBOR + 3.42%			7.45%	N/A	Prepaid Exp	840	-	840
Intercompany balance hedges primarily short-term debt and related interest
	C$	96,450	US$	89,161	0.9244	Prepaid Exp / (Accrued Exp)	499	(283)	216
Economic hedges for which hedge accounting not elected:

Diesel contracts	Fixed on 750K gal per month		Float on 750K gal per month		N/A	(Accrued Exp)	-	(582)	(582)
Merchandise purchase commitments
	C$	211,650	US$	198,601	0.9383	Prepaid Exp or Other Assets / (Accrued Exp)	4,605	(1,143)	3,462
	C$	1,896		€1,200	0.6329	Prepaid Exp	18	-	18
		£39,217	US$	63,393	1.6165	Prepaid Exp / (Accrued Exp)	276	(1,411)	(1,135)
		£40,521		€44,461	1.0972	Prepaid Exp / (Accrued Exp)	449	(1,748)	(1,299)
	US$	863		€586	0.6790	Prepaid Exp / (Accrued Exp)	8	(9)	(1)

Total fair value of all financial instruments							$7,345	$(5,176)	$2,169

The impact of derivative financial instruments on the statements of income during the third quarter of fiscal 2011 and fiscal 2010 are as follows:

	Location of Gain (Loss)
	Recognized in Income by	Amount of Gain (Loss) Recognized
	Derivative	in Income by Derivative

In thousands		October 30,	October 31,
		2010	2009

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	$-	$351
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	-	446

Intercompany balances, primarily short-term debt and related interest	Selling, general & administrative expenses	2,005	532

Economic hedges for which hedge accounting not elected:

Diesel contracts	Cost of sales, including buying and occupancy costs	57	635

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	1,373	18,102

Gain (loss) recognized in income		$3,435	$20,066

The impact of derivative financial instruments on the statements of income during the first nine months of fiscal 2011 and fiscal 2010 are as follows:

	Location of Gain (Loss)
	Recognized in Income by	Amount of Gain (Loss) Recognized
	Derivative	in Income by Derivative

In thousands		October 30,	October 31,
		2010	2009

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	$-	$892
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	-	1,176

Intercompany balances, primarily short-term debt and related interest	Selling, general & administrative expenses	2,005	(6,491)

Economic hedges for which hedge accounting not elected:

Diesel contracts	Cost of sales, including buying and occupancy costs	663	4,349

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(8,524)	(3,073)

Gain (loss) recognized in income		$(5,856)	$(3,147)

The counterparties to the forward exchange contracts and swap agreements are major international financial institutions and the contracts contain rights of offset which are designed to minimize TJX’s exposure to credit loss in the event of nonperformance by one of the counterparties. TJX is not required by counterparties to maintain, and

TJX does not require that counterparties maintain collateral for these contracts. TJX monitors its position and the credit ratings of the counterparties on an ongoing basis and does not anticipate losses resulting from potential nonperformance of these institutions.
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

	October 30,	January 30,	October 31,
In thousands	2010	2010	2009

Level 1
Assets:
Executive savings plan	$68,579	$55,404	$52,981

Level 2
Assets:
Short-term investments	$129,967	$130,636	$76,643
Foreign currency exchange contracts	2,634	5,642	5,855
Diesel fuel contracts	221	-	-
Interest rate swaps	-	-	1,490

Liabilities:
Foreign currency exchange contracts	$8,488	$1,029	$4,594
Diesel fuel contracts	-	442	582
The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of the zero coupon convertible subordinated notes was estimated by obtaining market quotes. The fair value of long-term debt at October 30, 2010 was $920.9 million compared to a carrying value of $774.4 million. The fair value of the current installments of long-term debt at October 31, 2009 was $201.9 million compared to a carrying value of $200.4 million. The fair value of long-term debt as of October 31, 2009 was $853.5 million compared to a carrying value of $774.3 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
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

Note G. Segment Information
TJX operates five business segments, three in the United States and one each in Canada and Europe. Each of TJX’s segments has its own administrative, buying and merchandising organization and distribution network. Of the U.S. based chains, T.J. Maxx and Marshalls, referred to as Marmaxx, are managed together and reported as a single segment and A.J. Wright and HomeGoods each is reported as a separate segment. Outside the U.S., chains in Canada (Winners, HomeSense and StyleSense) are under common management and reported as the TJX Canada segment, and chains in Europe (T.K. Maxx and HomeSense) are also under common management and reported as the TJX Europe segment.
TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income before general corporate expense, provision (credit) for Computer Intrusion related costs, and interest expense. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.
Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	October 30,	October 31,
In thousands	2010	2009

Net sales:
U.S. segments:
Marmaxx	$3,502,670	$3,380,543
HomeGoods	479,859	452,004
A.J. Wright	204,824	197,841
International segments:
TJX Canada	666,799	611,485
TJX Europe	671,695	603,073

	$5,525,847	$5,244,946

Segment profit (loss):
U.S. segments:
Marmaxx	$453,720	$422,754
HomeGoods	44,545	39,454
A.J. Wright	(1,183)	1,273
International segments:
TJX Canada	113,844	113,011
TJX Europe	41,214	48,790

	652,140	625,282

General corporate expenses	45,505	46,612
Interest expense, net	9,518	12,665

Income before provision for income taxes	$597,117	$566,005

     Financial information on TJX’s business segments (continued):

	Thirty-Nine Weeks Ended
	October 30,	October 31,
In thousands	2010	2009

Net sales:
U.S. segments:
Marmaxx	$10,090,083	$9,464,356
HomeGoods	1,392,603	1,256,736
A.J. Wright	609,422	559,162
International segments:
TJX Canada	1,803,244	1,531,248
TJX Europe	1,715,115	1,535,196

	$15,610,467	$14,346,698

Segment profit:
U.S. segments:
Marmaxx	$1,338,455	$1,111,775
HomeGoods	120,314	79,559
A.J. Wright	10,615	7,057
International segments:
TJX Canada	249,925	180,709
TJX Europe	49,178	82,803

	1,768,487	1,461,903

General corporate expenses	120,280	115,062
Provision (credit) for Computer Intrusion related costs	(11,550)	-
Interest expense, net	29,992	28,515

Income before provision for income taxes	$1,629,765	$1,318,326

Note H. Pension Plans and Other Retirement Obligations
Presented below is financial information related to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown.

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
	October 30,	October 31,	October 30,	October 31,
In thousands	2010	2009	2010	2009

Service cost	$8,607	$6,406	$491	$274
Interest cost	7,784	7,708	554	730
Expected return on plan assets	(10,051)	(7,157)	-	-
Amortization of prior service cost	-	4	20	31
Recognized actuarial losses (gains)	2,935	3,439	(682)	285
Settlement cost	-	-	-	579

Total expense	$9,275	$10,400	$383	$1,899

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
In thousands	2010	2009	2010	2009

Service cost	$24,106	$22,537	$902	$821
Interest cost	25,822	23,490	2,011	2,189
Expected return on plan assets	(30,032)	(21,167)	-	-
Amortization of prior service cost	-	12	61	94
Recognized actuarial losses	8,379	10,242	706	854
Settlement cost	-	-	-	1,737

Total expense	$28,275	$35,114	$3,680	$5,695

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
In May 2010, TJX entered into a $500 million three-year revolving credit facility with similar terms and provisions as the $500 million facility it replaced, updated for market pricing. As of October 30, 2010, TJX also had a $500 million revolving credit facility maturing May 2011. The three-year agreement requires the payment of 17.5 basis points annually on the committed amounts. The agreement maturing in May 2011 requires the payment of six basis points annually on the committed amount. Both of these agreements have no compensating balance requirements, have various covenants including a requirement of a specified ratio of debt to earnings, and serve as back up to TJX’s commercial paper program. There were no outstanding amounts under these credit facilities as of October 30, 2010 or October 31, 2009.
As of October 30, 2010 and October 31, 2009, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of October 30, 2010 and October 31, 2009, there were no amounts outstanding on the Canadian credit line for operating expenses. As of October 30, 2010, TJX Europe had a credit line of £20 million. There were no outstanding borrowings on this U.K. credit line as of October 30, 2010 or October 31, 2009.
Note J. Income Taxes
The effective income tax rate was 37.6% for the fiscal 2011 third quarter, compared to 38.6% for last year’s third quarter. The decrease in the rate for the third quarter was largely driven by the finalization of an Advance Pricing Agreement between Canada and the United States, a favorable Canadian Court ruling regarding withholding taxes on cross-border inter-company payments, approval of a change in tax accounting request by the IRS partly offset by the anticipated repatriation of cash from Europe and strengthening of a state tax reserve. The net reduction for these items in the quarter is $4 million or 0.7% rate reduction.
The effective income tax rate for the nine months ended October 30, 2010 was 38.1% as compared to 37.9% for last year’s comparable period. The increase in the effective income tax rate is due to the decrease this year of the favorable impact of the tax treatment of foreign currency gains on certain intercompany loans in fiscal 2011 and a higher percentage of U.S. profits compared to worldwide profits in fiscal 2011 than fiscal 2010, partially offset by the favorable impact of the fiscal 2011 third quarter adjustments mentioned above.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.
TJX had unrecognized tax benefits of $119.4 million as of October 30, 2010 and $119.9 million as of October 31, 2009.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $34.1 million as of October 30, 2010 and $50.0 million as of October 31, 2009.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns, or judicial or administrative proceedings that reflect such positions taken by TJX, may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings up to $44 million.
Note K. Supplemental Cash Flows Information
TJX’s non-cash investing and financing activities are as follows:

	Thirty-Nine Weeks Ended
	October 30,	October 31,
In thousands	2010	2009

Conversion of zero coupon convertible notes	$-	$365,088

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 30, 2010
Compared to
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 31, 2009
Business Overview
We are the leading off-price apparel and home fashions retailer in the United States and worldwide. Our over 2,800 stores offer a rapidly changing assortment of quality, brand-name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices every day.
We operate eight off-price retail chains in the U.S., Canada and Europe and are known for our treasure hunt shopping experience and excellent values on brand-name merchandise. We turn our inventories rapidly compared to traditional retailers to create a sense of urgency and excitement for our customers, to encourage frequent customer visits and to drive merchandise margins. Our flexible “no walls” business model allows us to expand and contract merchandise categories quickly in response to consumers’ changing tastes. The values we offer appeal to a broad range of customers across demographic groups and income levels. The operating platforms and strategies of all of our retail concepts are synergistic. As a result, we capitalize on our off-price expertise and systems throughout our business, leveraging best practices, initiatives and new ideas and developing talent across our concepts. We also leverage the substantial buying power of our businesses and the geographic scope and depth of our merchant organization to develop our global relationships with vendors.
Results of Operations
Highlights of our financial performance for the third quarter and nine months ended October 30, 2010 include the following:
•	Same store sales increased 1% for the fiscal 2011 third quarter over a 7% increase in the same period last year. Same store sales increased 4% for the nine-month period ending October 30, 2010 over last year’s 5% increase in the nine months ended October 31, 2009. Same store sales growth was driven by increases in customer traffic over significant increases in customer traffic last year, as we continued to attract new customers and retain existing customers across a broad span of income levels.

•	Net sales increased 5% to $5.5 billion for the fiscal 2011 third quarter and 9% to $15.6 billion for the nine-month period over last year’s comparable periods. At October 30, 2010, stores in operation increased 5% and total selling square footage was up 4% when compared to the end of last year’s third quarter. The movement in foreign currency exchange rates had an immaterial impact on net sales in the third quarter of fiscal 2011 and had a 1 percentage point favorable impact on net sales in the nine months ended October 30, 2010.

•	Our fiscal 2011 third quarter pre-tax margin (the ratio of pre-tax income to net sales) was flat to the prior year at 10.8%. For the nine months ended October 30, 2010, our pre-tax margin was 10.4% compared to 9.2% for the same period last year. The improvement in the nine-month period of fiscal 2011 was primarily driven by the growth in merchandise margins, on top of significant increases last year, which was achieved as a result of managing the business with substantially lower levels of inventory (resulting in faster inventory turns), expense leverage from the strong same store sales growth and our continued cost reduction programs.

•	Our cost of sales ratio for the fiscal 2011 third quarter was flat to last year and improved by 1.1 percentage points for the nine-month period. The flat cost of sales ratio for the third quarter reflects slight improvements in merchandise margins and buying and occupancy costs, offset by the impact of the mark-to-market adjustments on our inventory-related hedges. The improvement in the nine-month period of fiscal 2011 was primarily due to improved merchandise margins and the leverage of buying and occupancy costs on strong same store sales. Selling, general and administrative expense as a percentage of net sales for the third quarter of fiscal 2011 was also flat to last year. For the nine months ended October 30, 2010, selling, general and administrative expense as a percentage of net sales decreased 0.1 percentage points compared to the same period last year due to leverage on the 4% increase in same store sales and our cost reduction programs, partially offset by increased costs associated with opening more stores this year than last year and European investment.

•	Net income for the third quarter of fiscal 2011 was $372.3 million, or $0.92 per diluted share, compared to $347.8 million, or $0.81 per diluted share, in last year’s third quarter. Foreign currency negatively impacted third quarter earnings per share comparisons by $0.02 per share, which was offset by reduced interest costs and a lower effective income tax rate. Net income for the nine months ended October 30, 2010 was $1.0 billion, or $2.46 per diluted share, compared to $818.6 million, or $1.91 per diluted share in the same period last year. The credit to the Provision for Computer Intrusion related costs increased earnings per share by $0.01 per share in the current fiscal year’s nine-month period.

•	During the third quarter of fiscal 2011, we repurchased 6.0 million shares of our common stock at a cost of $255.8 million. For the first nine months of fiscal 2011, we repurchased 19.7 million shares of our common stock at a cost of $845.3 million. Diluted earnings per share reflect the benefit of the stock repurchase programs.

•	Consolidated per store inventories, including inventory on hand at our distribution centers, were down 6% at the end of the third quarter of fiscal 2011 from the prior year as compared to a decrease of 5% at the end of the third quarter of fiscal 2010 from the prior year’s third quarter end. We continue to operate with lower inventories which are turning faster, which enables us to take advantage of opportunities in the marketplace and make buying decisions with more visibility into market trends. This leads to higher markon and reduced markdowns and, therefore, stronger merchandise margins.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.
Net sales: Consolidated net sales for the third quarter ended October 30, 2010 totaled $5.5 billion, a 5% increase over net sales of $5.2 billion in the fiscal 2010 third quarter. The increase reflected a 4% increase from new stores and a 1% increase in same store sales. Foreign currency exchange rates had an immaterial impact on fiscal 2011 third quarter sales. This compares to sales growth of 10% in last year’s third quarter, which consisted of a 7% increase in same store sales and a 4% increase from new stores, partially offset by a 1% decline from the negative impact of foreign currency exchange rates.
Consolidated net sales for the nine months ended October 30, 2010 totaled $15.6 billion, a 9% increase over net sales of $14.3 billion in last year’s comparable period. The increase reflected a 4% increase in same store sales, a 4% increase from new stores and a 1% increase from the impact of foreign currency exchange rates. This compares to sales growth of 5% in last year’s nine-month period, which consisted of a 5% increase in same store sales and a 3% increase from new stores, offset by a 3% decline from the negative impact of foreign currency exchange rates.
New stores are a major source of sales growth. At October 30, 2010, our consolidated store count increased by 5% and our selling square footage increased by 4% as compared to October 31, 2009.
The same store sales increases for both the third quarter and nine months ended October 30, 2010 were driven by significant increases in customer traffic at virtually all of our businesses. Home fashions and other less weather-sensitive categories performed particularly well in the third quarter of fiscal 2011. For the third quarter of fiscal 2011, geographically, same store sales increases in Canada were above the consolidated average while European same store sales declined. In the U.S., same store sales increases in the Southwest and Pacific regions were above the consolidated average, while New England was below the consolidated average.
For the nine-month period of fiscal 2011, both apparel categories (particularly juniors) and home fashions drove year-to-date sales increases. Geographically, same store sales increases in Canada were above the consolidated average of 4%, while same store sales in Europe declined. In the U.S., same store sales increases were strong across most regions, particularly the Southwest.

In the fourth quarter of fiscal 2011, we face challenging comparisons, as we recorded a 12% same store sales increase in the fiscal 2010 fourth quarter. As a result, we have allocated a larger than normal portion of our advertising budget for the remainder of fiscal 2011.
We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are in at least their third fiscal year of operation. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign divisions are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign divisions at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of divisional operating performance.
The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	72.5	72.5	72.9	74.0
Selling, general and administrative expenses	16.5	16.5	16.6	16.7
Provision (credit) for Computer Intrusion related costs	-	-	(0.1)	-
Interest expense, net	0.2	0.2	0.2	0.2

Income before provision for income taxes*	10.8%	10.8%	10.4%	9.2%

*	Due to rounding, the individual items may not foot to Income before provision for income taxes.
Impact of foreign currency exchange rates: Our operating results can be affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency affects our reported results are as follows:
Translation of foreign operating results into U.S. dollars: In our financial statements we translate the operations of our segments in Canada and Europe from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of our Canadian and European segments. Currency translation generally does not affect operating margins, as sales and expenses of the foreign operations are translated at essentially the same rates within a given period.
Inventory hedges: We routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our divisions, principally in Europe and Canada, purchase goods in currencies other than their local currencies. As we have not elected “hedge accounting” as defined by U.S. GAAP, we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect cost of sales, operating margins and reported earnings.
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, were flat at 72.5% for the third quarter ended October 30, 2010 as compared to the same period last year. The flat cost of sales ratio for the third quarter reflects slight improvements in merchandise margins and buying and occupancy costs, offset by the impact of the mark-to-market adjustments on our inventory-related hedges. Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 1.1 percentage points for the first nine months of fiscal 2011. The improvement in the nine-month period ended October 30, 2010 was due to improved consolidated merchandise margin, which increased 0.9 percentage points. Merchandise margin improvement was driven by our strategy of operating with leaner inventories and buying closer to need, which resulted in a reduction in markdowns, as well as improvement in markon, compared to the third quarter and nine-month periods of fiscal 2010.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, was flat at 16.5% for the quarter ended October 30, 2010 and decreased 0.1 percentage points to 16.6% for the nine-month period ended October 30, 2010, as compared to the same periods last year. The improvement in the nine-month period was due to levering of expenses on the 4% same store sales increase, lower incentive compensation expense, and our cost reduction programs, partially offset by increased costs associated with more new store openings this year than last year and European investment.
Interest expense, net: Interest expense, net amounted to expense of $9.5 million for the third quarter of fiscal 2011 compared to expense of $12.7 million for the same period last year, and expense of $30.0 million for the nine-month period ended October 30, 2010 compared to expense of $28.5 million for the same period last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
Dollars in millions	2010	2009	2010	2009

Interest expense	$ 12,505	$ 14,734	$ 36,643	$ 35,715
Capitalized interest	-	(178)	-	(616)
Interest (income)	(2,987)	(1,891)	(6,651)	(6,584)

Interest expense, net	$ 9,518	$ 12,665	$ 29,992	$ 28,515

The reduction in interest expense in the third quarter of fiscal 2011 as compared to the prior year’s third quarter was a result of the payment of the 7.45% notes that matured on December 15, 2009. For the first nine months of fiscal 2011, incremental interest expense of the $375 million 6.95% notes issued in April 2009 over the interest expense of the zero coupon convertible debentures (redeemed as a result of this debt issuance) was largely offset by the lower interest expense of the $400 million 4.20% notes issued in July 2009, as compared to the interest expense of the long-term debt retired in fiscal 2010.
Income taxes: The effective income tax rate was 37.6% for the fiscal 2011 third quarter, compared to 38.6% for last year’s third quarter. The decrease in the rate for the third quarter was largely driven by the finalization of an Advance Pricing Agreement between Canada and the U.S., a favorable Canadian Court ruling regarding withholding taxes on cross-border intercompany payments, approval of a change in tax accounting request by the IRS, partly offset by the anticipated repatriation of cash from Europe and strengthening of a state tax reserve. The net reduction for these items in the third quarter was $4 million or 0.7% rate reduction.
The effective income tax rate for the nine months ended October 30, 2010 was 38.1%, compared to 37.9% for last year’s comparable period. The increase in the effective income tax rate compared to last year’s effective income tax rate is due to the decrease in fiscal 2011 of the favorable impact of the tax treatment of foreign currency gains on certain intercompany loans and a higher percentage of U.S. profits compared to worldwide profits in fiscal 2011 than in fiscal 2010, partially offset by the favorable impact of the fiscal 2011 third quarter adjustments mentioned above.
Net income and net income per share: Net income for the third quarter ended October 30, 2010 was $372.3 million, or $0.92 per diluted share, compared to $347.8 million, or $0.81 per diluted share, in last year’s third quarter. Net income for the nine months ended October 30, 2010 was $1.0 billion, or $2.46 per diluted share, compared to $818.6 million, or $1.91 per diluted share, in the same period last year. Diluted earnings per share for the nine-month period ended October 30, 2010 benefited by $0.01 from the $7.1 million after-tax effect of the credit to our Provision for Computer Intrusion related costs. Changes in foreign currency exchange rates also affected the comparability of our results. For the third quarter of fiscal 2011, changes in foreign currency rates benefited earnings per share by $0.01 compared to a $0.03 benefit in the fiscal 2010 earnings per share for the same period. For the nine-month period ended October 30, 2010, changes in foreign currency exchange rates benefited earnings per share by $0.02, compared with an immaterial impact for the same period in fiscal 2010.
In addition, our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchase programs benefit our earnings per share. We repurchased 6.0 million shares of our stock at a cost of $255.8 million in the third quarter of fiscal 2011 and we repurchased 19.7 million shares at a cost of $845.3 million in the first nine months of fiscal 2011. During the third quarter of fiscal 2010, we repurchased 8.2 million shares at a cost of $303.9 million, and for the first nine months of fiscal 2010, we repurchased 16.1 million shares at a cost of $540.6 million.
Segment information: The following is a discussion of the operating results of our business segments. In the United States, our T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright are each reported as a separate segment. TJX’s stores operated in Canada (Winners, HomeSense and StyleSense) are reported as the TJX Canada segment, and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported as the TJX Europe segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expenses, Provision (credit) for Computer Intrusion related costs, and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity. Presented below is selected financial information related to our business segments:
U.S. Segments:
Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
Dollars in millions	2010	2009	2010	2009

Net sales	$3,502.7	$3,380.5	$10,090.1	$9,464.4
Segment profit	$453.7	$422.8	$1,338.5	$1,111.8
Segment profit as a percentage of net sales	13.0%	12.5%	13.3%	11.7%
Percent increase in same store sales	1%	9%	5%	5%
Stores in operation at end of period
T.J. Maxx			919	889
Marshalls			832	820

Total Marmaxx			1,751	1,709

Selling square footage at end of period (in thousands)
T.J. Maxx			21,527	20,859
Marshalls			20,954	20,658

Total Marmaxx			42,481	41,517

Net sales for Marmaxx increased 4% for the third quarter of fiscal 2011 and increased 7% for the nine-month period of fiscal 2011 as compared to the same periods last year. Same store sales for Marmaxx increased 1% in the third quarter and 5% for the first nine months of fiscal 2011. We executed the fundamentals of our off-price business model at Marmaxx during the third quarter and first nine months of fiscal 2011 by maintaining a lean inventory position, buying close to need and offering customers excellent values, which led to improved merchandise margins.
Sales at Marmaxx for both the third quarter and nine-month periods ended October 30, 2010 were driven by significant increases in customer traffic. Categories that posted particularly strong same store sales increases included juniors and home fashions. Geographically, same store sales increases were strongest in the Southwest and the Pacific regions for both the quarter and nine-month periods. In the fiscal 2011 third quarter, New England and the Midwest trailed the chain average reflecting the unfavorable impact of unseasonably warm weather in September and October. During fiscal 2011, we continued our renovation program for existing Marmaxx stores, and now have approximately 700 stores in our new prototype. We also intend to accelerate square footage growth at Marmaxx in fiscal 2012.

Segment profit for the third quarter ended October 30, 2010 was $453.7 million, a 7% increase compared to the third quarter of fiscal 2010. Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) for the third quarter of fiscal 2011 increased to 13.0% from 12.5% for the same period last year. Segment profit for the nine months ended October 30, 2010 increased to $1.3 billion, up 20% compared to the same period last year. Segment profit margin was 13.3% for the nine-month period in fiscal 2011 versus 11.7% last year. The increase in segment margin for both periods was driven by strong merchandise margins, which increased 0.4 percentage points for the third quarter and 1.0 percentage points for the nine months ended October 30, 2010. Additionally, we saw improvement in expense ratios for both the quarter and year-to-date periods, which also benefited segment profit margin. This was due to cost containment programs, as well as, in the case of our year-to-date results, expense leverage on strong same store sales.
As of October 30, 2010, Marmaxx’s per store inventories, including inventory on hand at its distribution centers, were down 7% as compared to those inventory levels at the same time last year. Per store inventories at October 31, 2009 were down 6% compared to those of the prior year period.
HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
Dollars in millions	2010	2009	2010	2009

Net sales	$ 479.9	$ 452.0	$1,392.6	$1,256.7
Segment profit	$ 44.5	$ 39.5	$ 120.3	$ 79.6
Segment profit as a percentage of net sales	9.3%	8.7%	8.6%	6.3%
Percent increase in same store sales	3%	13%	8%	7%
Stores in operation at end of period			336	324
Selling square footage at end of period (in thousands)			6,619	6,360
HomeGoods continued to post strong results, with net sales for the third quarter of fiscal 2011 increasing 6% compared to the same period last year, and for the first nine months of fiscal 2011 increasing 11% over the same period last year. Same store sales increased 3% for the third quarter of fiscal 2011 and increased 8% for the nine-month period of fiscal 2011, over strong increases in the comparable periods of fiscal 2010. Sales growth was driven by significantly increased customer traffic, reflecting continued effective execution of our off-price merchandising strategies at HomeGoods. Segment margin for the fiscal 2011 third quarter and nine-month periods was up from the same periods last year due to improved merchandise margins, the levering of expenses due to the strong same store sales increase as well as operational efficiencies. The improvement in merchandise margins accounted for more than half of the growth in the third quarter segment margin and approximately one-half of the nine-month growth in segment margin. The levering of expenses, particularly occupancy costs, on strong same store sales growth also contributed to the increase in segment margin in both periods.
A.J. Wright

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
Dollars in millions	2010	2009	2010	2009

Net sales	$ 204.8	$ 197.8	$ 609.4	$ 559.2
Segment (loss) profit	$ (1.2)	$ 1.3	$ 10.6	$ 7.1
Segment (loss) profit as a percentage of net sales	(0.6)%	0.6%	1.7%	1.3%
Percent (decrease) increase in same store sales	(2)%	11%	2%	10%
Stores in operation at end of period			161	148
Selling square footage at end of period (in thousands)			3,265	2,966
A.J. Wright’s net sales increased 4% for the fiscal 2011 third quarter and 9% for the nine-month period ending October 30, 2010 as compared to the same periods last year. Same store sales were down 2% for the third quarter of fiscal 2011 and up 2% for the nine months ended October 30, 2010 compared to double-digit same store sales growth by A.J. Wright in both of the prior-year periods. A.J. Wright recorded a segment loss of $1.2 million in the third quarter of fiscal 2011 which we believe was largely due to the impact of weather. A.J Wright has a heavy concentration of stores in the Northeast and the warm weather in September and October in that area negatively impacted weather-sensitive categories, resulting in increased markdowns. Despite this, for the nine-month period, segment profit and segment margin increased over the prior year period, driven by improved merchandise margins.
International Segments:
TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
U.S. Dollars in millions	2010	2009	2010	2009

Net sales	$ 666.8	$ 611.5	$1,803.2	$1,531.2
Segment profit	$ 113.8	$ 113.0	$ 249.9	$ 180.7
Segment profit as a percentage of net sales	17.1%	18.5%	13.9%	11.8%
Percent increase in same store sales	3%	1%	5%	1%
Stores in operation at end of period
Winners			215	211
HomeSense			82	79

Total			297	290

Selling square footage at end of period (in thousands)
Winners			4,965	4,847
HomeSense			1,595	1,527

Total			6,560	6,374

Net sales for TJX Canada (which includes Winners and HomeSense) increased 9% for the third quarter and increased 18% for the nine-month period ended October 30, 2010 compared to the same periods last year. Currency translation benefited third quarter sales growth by approximately 4 percentage points and benefited nine-month sales growth by approximately 11 percentage points, as compared to the same periods last year. Same store sales increased 3% for the fiscal 2011 third quarter and 5% for the first nine months of fiscal 2011.
Segment profit increased to $113.8 million for the third quarter ended October 30, 2010 and increased 38% to $249.9 million for the fiscal 2011 nine-month period. The impact of foreign currency translation increased segment profit by $5 million in the third quarter of fiscal 2011 and $20 million in the nine months ended October 30, 2010 as compared to the same periods last year. The foreign currency impact of the mark-to-market adjustment on inventory-related hedges impacted segment profit and segment margin comparisons in both periods. The mark-to-market adjustment on inventory-related hedges reduced segment profit in the fiscal 2011 third quarter by $2 million compared to an increase of $19 million in last year’s third quarter. For the year-to-date fiscal 2011 period, the mark-to-market adjustment on inventory-related hedges reduced segment profit by $5 million, compared to a reduction of $1 million in last year’s nine-month period. The unfavorable change in the mark-to-market adjustment of our inventory hedges accounted for 3.3 percentage points of the decrease in third quarter segment margin. The increase in segment margin for the nine month period of fiscal 2011 was attributable to improved merchandise margin, slightly offset by the unfavorable change in the mark-to-market adjustment of our inventory-related hedges. Merchandise margin improvement was favorably impacted by a reduction in the cost of merchandise denominated in U.S. dollars due to the change in currency rates year-over-year.
As of the end of the third quarter of fiscal 2011, we operated three StyleSense stores which are included in the Winners totals in the above table. As we recently disclosed, we intend to bring the Marshalls chain to Canada, with six stores scheduled to open in fiscal 2012. We believe that Canada can ultimately support 90 to 100 Marshalls stores.

TJX Europe

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
U.S. Dollars in millions	2010	2009	2010	2009

Net sales	$ 671.7	$ 603.1	$1,715.1	$1,535.2
Segment profit	$ 41.2	$ 48.8	$ 49.2	$ 82.8
Segment profit as a percentage of net sales	6.1%	8.1%	2.9%	5.4%
Percent (decrease) increase in same store sales	(3)%	1%	(2)%	4%
Stores in operation at end of period
T.K. Maxx			304	262
HomeSense			24	14

Total			328	276

Selling square footage at end of period (in thousands)
T.K. Maxx			6,962	6,089
HomeSense			402	222

Total			7,364	6,311

Net sales for TJX Europe increased 11% for the third quarter of fiscal 2011 and increased 12% for the nine months ended October 30, 2010 compared to the same periods last year. Currency translation negatively impacted the fiscal 2011 results for both periods, reducing net sales in the third quarter by $33 million and in the nine-month period by $52 million. Same store sales were down 3% for the third quarter of fiscal 2011 and down 2% for the nine-month period compared to increases in both of the prior-year periods.
Segment profit decreased to $41.2 million for the third quarter ended October 30, 2010 and to $49.2 million for the first nine months of fiscal 2011. Although unseasonably warm weather and the effects of economic uncertainty in the U.K. and Ireland on consumer confidence affected sales, we believe that execution issues in the U.K. and Ireland were the primary reasons for below-plan sales and segment profit. Segment profit and margin were also negatively impacted by the expansion of T.K. Maxx in Germany and Poland, and HomeSense in the U.K. We continue to be encouraged by the performance of these stores, but as newer operations, they reduce segment margin generated by the more established T.K. Maxx stores in the U.K. and Ireland. In aggregate these newer businesses had only a slight loss in the third quarter, and we expect them to be profitable in the fourth quarter of fiscal 2011. We intend to slow square footage growth for TJX Europe next year. We also invested in strengthening the shared services infrastructure for our ongoing European expansion in the first quarter of fiscal 2011, which negatively impacted segment profit for the nine-month period ended October 30, 2010. Merchandise margins were down for both the quarter and nine-month periods, primarily due to increased markdowns.
Currency translation reduced segment profit in both the fiscal 2011 third quarter and nine-month periods by $1 million. The impact of the mark-to-market adjustment on inventory-related hedges increased segment profit by $3 million in the fiscal 2011 third quarter compared to a decrease of $1 million in the same period last year. For the nine months ended October 30, 2010, the mark-to-market adjustment on inventory-related hedges decreased segment profit by $4 million this year versus a decrease of $2 million last year.
General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
Dollars in millions	2010	2009	2010	2009

General corporate expense	$ 45.5	$ 46.6	$ 120.3	$ 115.1
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses, except for the mark-to-market adjustment on diesel fuel hedges, which is included in cost of sales. General corporate expense for the third quarter of fiscal 2011 was down slightly compared to the fiscal 2010 third quarter, but was up for the nine-month period compared to the prior year.
Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $1,099 million for the nine months ended October 30, 2010, a decrease of $190 million compared to the $1,289 million provided for the nine months ended October 31, 2009. Net income provided cash of $1,009 million in the first nine months of fiscal 2011, an increase of $190 million over net income of $819 million in the same period last year. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $265 million in fiscal 2011 compared to a use of cash of $55 million in fiscal 2010. Additionally, net cash provided by operations was reduced by $212 million this year as compared to last year due to the change in current income taxes payable/recoverable which decreased cash and cash equivalents by $141 million in the first nine months of fiscal 2011 compared to an increase of $71 million in the same period last year.
Investing activities related primarily to property additions for new stores, store improvements and renovations, and investment in our distribution network. Cash outlays for property additions amounted to $540 million in the nine months ended October 30, 2010, compared to $319 million in the same period last year. We anticipate that capital spending for fiscal 2011 will be approximately $750 million, which includes our planned increase in new store openings and store renovations. We also purchased short-term investments that had initial maturities in excess of 90 days and which, per our policy, were not classified as cash on the balance sheets presented. In the first nine months of fiscal 2011, we purchased $103 million of short-term investments, compared to $200 million in the same period in fiscal 2010. Additionally, $109 million of short-term investments were sold or matured during the first nine months of fiscal 2011 compared to $127 million in the same period last year.
Cash flows from financing activities resulted in cash outflows of $855 million in the first nine months of fiscal 2011, compared to cash inflows of $64 million in the same period last year. The first nine months of last year included $774 million of net proceeds from two debt offerings. In April 2009, we issued $375 million 6.95% ten-year notes and shortly thereafter called for the redemption of our zero coupon convertible subordinated notes. Virtually all of these notes were converted into 15.1 million shares of TJX common stock. We used the proceeds from the notes offering to repurchase TJX common stock under our stock repurchase program. In July 2009, we issued $400 million of 4.20% six-year notes. We used the proceeds of this offering to refinance substantially all of our C$235 million term credit facility, which was repaid on August 10, 2009, and used the remainder, together with funds from operations, to repay our 7.45% notes at maturity (December 15, 2009).
We spent $845 million to repurchase and retire 19.7 million shares of our common stock in the first nine months of fiscal 2011 and $541 million to repurchase and retire 16.1 million shares in the first nine months of fiscal 2010 under our stock repurchase programs. We record the purchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. During the third quarter of fiscal 2011, we completed the $1 billion stock repurchase program approved in September 2009 and initiated another $1 billion stock repurchase program approved in February 2010. As of October 30, 2010, $950 million remained available for purchase under that program. We now anticipate repurchasing approximately $1 billion to $1.2 billion of stock under our stock repurchase programs in fiscal 2011, more than we originally planned. We determine the timing and amount of repurchases made directly and under Rule 10b5-1 plans from time to time based on our assessment of various factors including anticipated excess cash flow, liquidity, market conditions, the economic environment and prospects for the business, and other factors, and the timing and amount of these purchases may change. Lastly, financing activities included $142 million of proceeds from the exercise of stock options in the first nine months of fiscal 2011 versus $154 million in the first nine months of fiscal 2010, and dividends paid on common stock in the first nine months of fiscal 2011 of $170 million versus $147 million in the same period last year.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. As of October 30, 2010, we had a $500 million revolving credit facility maturing May 2013 and a $500 million revolving credit facility maturing May 2011. The three-year agreement maturing in May 2013 was entered into in May 2010 to replace a similar agreement that matured at that time. The three-year agreement requires the payment of 17.5 basis points annually on the committed amount. The agreement maturing in May 2011 requires the payment of six basis points annually on the committed amount. Both of these agreements have no compensating balance requirements, have various covenants including a requirement of a specified ratio of debt to earnings, and serve as back up to TJX’s commercial paper program. The availability under our revolving credit facilities was $1 billion at October 30, 2010 and October 31, 2009, and we had no borrowings outstanding at those dates under these agreements. We believe existing cash balances, internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
Provision (credit) for Computer Intrusion related costs: We have a reserve for our estimate of the total probable losses arising from the Computer Intrusion. We reduced the Provision for Computer Intrusion related costs by $11.6 million during the second quarter of fiscal 2011, primarily as a result of insurance proceeds and adjustments to our remaining reserve. The reserve balance was $18.8 million at October 30, 2010. As an estimate, the reserve is subject to uncertainty, actual costs may vary from the current estimate and such variations may be material. We may decrease or increase the amount of the reserve to adjust for matters such as developments in litigation, claims and related expenses, insurance proceeds and changes in the estimate.
Recently Issued Accounting Pronouncements
There were no new accounting standards issued during the third quarter ended October 30, 2010 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.
Forward-looking Statements
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: global economies and credit and financial markets; foreign currency exchange rates; buying and inventory management; market, geographic and category expansion; customer trends and preferences; quarterly operating results; marketing, advertising and promotional programs; data security; seasonal influences; large size and scale; unseasonable weather; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures; information systems and technology; cash flows; consumer spending; merchandise quality and safety; merchandise importing; international operations; oil prices; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings; real estate leasing; market expectations; tax matters and other factors that may be described in our filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
We do not enter into derivatives for speculative or trading purposes.
Foreign Currency Exchange Risk
     We are exposed to foreign currency exchange rate risk on our investment in our Canadian and European operations on the translation of these foreign operations into the U.S. dollar and on purchases by our operations of goods in currencies that are not their local currencies. As more fully described in Note E to our consolidated financial statements to the Annual Report on Form 10-K for the fiscal year ended January 30, 2010, we hedge a portion of our intercompany transactions with foreign operations and certain merchandise purchase commitments incurred by these operations with derivative financial instruments. We enter into derivative contracts only when there is an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of October 30, 2010, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income for the nine months ended October 30, 2010 by approximately $30 million.
Interest Rate Risk
     Our cash equivalents, short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We periodically enter into financial instruments to manage our cost of borrowing; however, we believe that the use of primarily fixed-rate debt minimizes our exposure to market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the maximum variable rate debt outstanding, and to cash and cash equivalents and short-term investments held as of October 30, 2010. The analysis indicated that such an adverse movement as of that date would not have had a material effect on our consolidated financial position, results of operations or cash flows.
Equity Price Risk
     The assets of our qualified pension plan, a large portion of which are equity securities, are subject to the risks and uncertainties of the financial markets. We invest the pension assets in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. The significant decline in the financial markets over the last several years adversely affected the value of our pension plan assets and the funded status of our pension plan has, and can result in, increased contributions to the plan.

Item 4.  Controls and Procedures.
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2010 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 30, 2010 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 30, 2010, as filed with the SEC on March 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Information on Share Repurchases
     The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2011 and the average price paid per share are as follows:

	(a)	(b)	(c)	(d)
				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
	Total		Purchased as Part of a	May Yet be Purchased
	Number of Shares	Average Price Paid	Publicly Announced	Under the Plans or
	Repurchased (1)	Per Share (2)	Plan or Program(3)	Programs

August 1, 2010 through August 28, 2010	2,028,311	$ 41.40	2,028,311	$ 1,121,427,391

August 29, 2010 through October 2, 2010	2,230,212	$ 41.22	2,230,212	$ 1,029,504,024

October 3, 2010 through October 30, 2010	1,782,554	$ 44.81	1,782,554	$ 949,628,514

Total:	6,041,077		6,041,077
(1)  All shares were purchased as part of publicly announced plans or programs.
(2)  Average price paid per share includes commissions and is rounded to the nearest two decimal places.
(3)  During the third quarter of fiscal 2011, we completed a $1 billion stock repurchase program that was approved in September 2009 and initiated another multi-year $1 billion stock repurchase program, approved in February 2010. As of October 30, 2010, $950 million remained available for purchase under that program.

Item 6.  Exhibits.
10.1	4-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents. The related Amendment No. 1 to the 4-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2006.*

10.2	Form of Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan (as of September 9, 2010). ±

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.
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

THE TJX COMPANIES, INC. (Registrant)
Date: November 24, 2010	By: /s/ Jeffrey G. Naylor
Jeffrey G. Naylor, Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	4-year Revolving Credit Agreement dated May 5, 2005 among various financial institutions as lenders, including Bank of America, N.A., JP Morgan Chase Bank, National Association, The Bank of New York, Citizens Bank of Massachusetts, Key Bank National Association and Union Bank of California, N.A., as co-agents. The related Amendment No. 1 to the 4-year Revolving Credit Agreement dated May 12, 2006 is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2006.*

10.2	Form of Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan (as of September 9, 2010). ±

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.
*   Portions of certain exhibits to this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Such information has been filed separately with the Securities and Exchange Commission.
±   Management contract or compensatory plan or arrangement.