Form 10-K
period 2011-01-29
TJX COMPANIES INC /DE/
filed 2011-03-30
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 29, 2011
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

Large Accelerated Filer [ x ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [ x ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 31, 2010 was $16,542,276,373, based on the closing sale price as reported on the New York Stock Exchange.

There were 389,657,340 shares of the registrant’s common stock, $1.00 par value, outstanding as of January 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 14, 2011 (Part III).

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K and our 2010 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2010 Annual Report to Shareholders under “Letter to Shareholders” and “Financial Graphs.” Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. These “forward looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.

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

BUSINESS OVERVIEW

The TJX Companies, Inc. (TJX) is the leading off-price apparel and home fashions retailer in the United States and worldwide. Our over 2,700 stores offer a rapidly changing assortment of quality, brand-name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices, every day.

Retail Concepts. We operate multiple off-price retail chains in the U.S., Canada and Europe which are known for their treasure hunt shopping experience and excellent values on fashionable, brand-name merchandise. Our stores turn their inventories rapidly relative to traditional retailers to create a sense of urgency and excitement for our customers which encourages frequent customer visits. With our flexible “no walls” business model, we can quickly expand and contract merchandise categories in response to consumers’ changing tastes. Although our stores primarily target the middle to upper middle income customer, we reach a broad range of customers across many demographic groups and income levels with the values we offer. The operating platforms and strategies of all of our retail concepts are synergistic. As a result, we capitalize on our expertise and systems throughout our business, leveraging information, best practices, initiatives and new ideas, and developing talent across our concepts. We also leverage the substantial buying power of our businesses in our global relationships with vendors.

In the United States:

—	T.J. MAXX and MARSHALLS: T.J. Maxx and Marshalls (referred to together in the U.S. as Marmaxx) are the largest off-price retailers in the United States with a total of 1,753 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, accent furniture, lamps, rugs, wall décor, decorative accessories and giftware) and other merchandise. We differentiate T.J. Maxx and Marshalls through different product assortment (including an expanded assortment of fine jewelry and accessories and a designer section called The Runway at T.J. Maxx and a full line of footwear, a broader men’s offering and a juniors’ department called The Cube at Marshalls), in-store initiatives, marketing and store appearance. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains.

—	HOMEGOODS: HomeGoods, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through 336 stores, it sells a broad array of home basics, giftware, accent furniture, lamps, rugs, wall décor, decorative accessories, children’s furniture, seasonal merchandise and other merchandise.

In Canada:

—	WINNERS: Acquired in 1990, Winners is the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 215 stores across Canada is comparable to T.J. Maxx and Marshalls. In 2008, Winners opened 3 StyleSense stores, a concept that offers family footwear and accessories.

—	MARSHALLS: In March 2011, we brought the Marshalls chain to Canada, with six stores planned to open in Canada during Fiscal 2012.

—	HOMESENSE: HomeSense introduced the home fashions off-price concept to Canada in 2001. The chain has 82 stores with a merchandise mix of home fashions similar to HomeGoods.

In Europe:

—	T.K. MAXX: Launched in 1994, T.K. Maxx introduced off-price to Europe and remains Europe’s only major off-price retailer of apparel and home fashions. With 307 stores, T.K. Maxx operates in the U.K. and Ireland as well as Germany, to which it expanded in 2007, and Poland, to which it expanded in 2009. Through its stores and online website, T.K. Maxx offers a merchandise mix similar to T.J. Maxx, Marshalls and Winners.

—	HOMESENSE: HomeSense introduced the home fashions off-price concept to the U.K. in 2008 and its 24 stores offer a merchandise mix of home fashions in the U.K. similar to that of HomeGoods in the U.S. and HomeSense in Canada.

A.J. Wright Consolidation. In the fourth quarter of fiscal 2011, we announced our decision to consolidate A.J. Wright, an off-price retailer of family apparel and home fashions primarily targeting the lower middle income customer, by converting 90 of its stores to T.J. Maxx, Marshalls or HomeGoods banners and by closing the remaining 72 stores, two distribution centers and home office. We have increasingly improved our ability to reach the A.J. Wright customer demographic through our T.J. Maxx and Marshalls stores and have seen these stores perform well in markets with these demographics. Consolidating the A.J. Wright chain is expected to allow us to serve this customer demographic more efficiently, focus our financial and managerial resources on fewer, larger businesses with higher returns and enhance the growth prospects for the Company overall. For more detail on the A.J. Wright consolidation, see Note C to the consolidated financial statements.

Flexible Business Model. Our off-price business model is flexible, particularly for a company of our size, allowing us to react to market trends. Our opportunistic buying and inventory management strategies give us flexibility to adjust our merchandise assortments more frequently than traditional retailers, and the design and operation of our stores and distribution centers support this flexibility. By maintaining a liquid inventory position, our merchants can buy close to need, enabling them to buy into current market trends and take advantage of opportunities in the marketplace. Buying close to need gives us insight into consumer and fashion trends and current pricing at the time we make our purchases, helping us “buy smarter” and reduce our markdown exposure. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments in response to customer demand, as well as market and fashion trends. Our distribution facilities are designed to accommodate our methods of receiving and shipping broadly ranging quantities of product to our large store base quickly and efficiently.

Opportunistic Buying. We are differentiated from traditional retailers by our opportunistic buying of quality, fashionable, brand name merchandise, which permits us to buy into current trends and pricing. We purchase the majority of our apparel inventory and a significant portion of our home fashion inventory opportunistically. Virtually all of our opportunistic purchases are made at discounts from initial wholesale prices. Our merchant organization numbers over 700, and we operate 12 buying offices in nine countries. In contrast to traditional retailers, which typically order goods far in advance of the time the product appears on the selling floor, our merchants are in the marketplace virtually every week. They buy primarily for the current selling season, and to a limited extent, for a future selling season. Buying later in the inventory cycle than traditional retailers and using the flexibility of our stores to shift in and out of categories, we are able to take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from the routine flow of inventory in the highly fragmented apparel and home fashions marketplace, such as order cancellations, manufacturer overruns and special production. We operate with lean inventory levels compared to conventional retailers to give ourselves the flexibility to take advantage of these opportunities.

We buy most of our inventory directly from manufacturers, with some coming from retailers and other sources. A small percentage of the merchandise we sell is private label merchandise produced for us by third parties. Our expansive vendor universe, which is in excess of 14,000, provides us substantial and diversified access to merchandise. We have not historically experienced difficulty in obtaining adequate amounts of quality inventory for our business in either favorable or difficult retail environments and believe that we will continue to have adequate inventory as we continue to grow.

We believe a number of factors make us an attractive outlet for the vendor community and provide us excellent access on an ongoing basis to leading branded merchandise. We are typically willing to purchase less-than-full assortments of items, styles and sizes and quantities ranging from small to very large; we are able to disperse inventory across our geographically diverse network of stores; we pay promptly; and we generally do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges. Importantly, we provide vendors an outlet with financial strength and an excellent credit rating.

Inventory Management. We offer our customers a rapidly changing selection of merchandise to create a “treasure hunt” experience in our stores and spur customer visits. To achieve this, we seek to turn the inventory in our stores rapidly, regularly offering fresh selections of apparel and home fashions at excellent values. Our specialized inventory planning, purchasing, monitoring and markdown systems, coupled with distribution center storage, processing, handling and shipping systems, enable us to tailor the merchandise in our stores to local preferences and demographics, achieve rapid in-store inventory turnover on a vast array of products and sell substantially all merchandise within targeted selling periods. We make pricing and markdown decisions and store inventory replenishment determinations centrally, using information provided by specialized computer systems, designed to move inventory through our stores in a timely and disciplined manner. We do not generally engage in promotional pricing activity such as sales or coupons. Over the past several years, we have improved our supply chain, allowing us to reduce inventory levels and ship more efficiently and quickly. We plan to continue to invest in our supply chain with the goal of more precisely and effectively allocating the right merchandise to each store and delivering it quicker and more efficiently.

Pricing. Our mission is to offer retail prices in our stores generally 20% to 60% below department and specialty store regular retail prices. Through our opportunistic purchasing, we are generally able to react to price fluctuations in the wholesale market to maintain this pricing. For example, in a time of rising inventory prices, if conventional retailers increase retail prices to preserve merchandise margin, we typically are able to increase our retail prices correspondingly, while maintaining our value relative to conventional retailers and preserve our own merchandise margin. If conventional retailers do not raise prices to pass rising inventory costs on to consumers, we seek to buy inventory at prices that permit us to maintain our values relative to conventional retailers and sustain our merchandise margins.

Low Cost Operations. We operate with a low cost structure compared to many traditional retailers. We focus aggressively on expenses throughout our business. Although we have enhanced our advertising over the past several years to attract new customers to our stores, our advertising budget as a percentage of sales remains low compared to traditional retailers. We design our stores, generally located in community shopping centers, to provide a pleasant, convenient shopping environment but, relative to other retailers, do not spend heavily on store fixtures. Additionally, our distribution network is designed to run cost effectively. We continue to pursue cost savings in our operations.

Customer Service. While we offer a self-service format, we train our store associates to provide friendly and helpful customer service and seek to staff our stores to deliver a positive shopping experience. We typically offer customer-friendly return policies. We accept a variety of payment methods including cash, credit cards and debit cards. In the U.S., we offer a co-branded TJX credit card and a private label credit card, both through a bank, but do not own the customer receivables related to either program. We are engaged in a store upgrade program across our banners, designed to enhance the customer shopping experience and drive sales.

Distribution. We operate distribution centers encompassing approximately 10 million square feet in four countries, which are large, highly automated and built to suit our specific, off-price business model. We ship substantially all of our merchandise to our stores through these distribution centers as well as warehouses and shipping centers operated by third parties. We shipped approximately 1.8 billion units to our stores during fiscal 2011.

Store Growth. Expansion of our business through the addition of new stores is an important part of our strategy for TJX as a global, off-price, value Company. The following table provides information on the growth and potential growth of each of our current chains in their current geographies:

	Approximate	Number of Stores at Year End(1)			Estimated
	Average Store			Fiscal 2012	Ultimate Number
	Size (square feet)	Fiscal 2010	Fiscal 2011	(estimated)	of Stores

In the United States:
T.J. Maxx	30,000	890	923
Marshalls	32,000	813	830

Marmaxx		1,703	1,753	1,869	2,300-2,400
HomeGoods	25,000	323	336	374	600
In Canada:
Winners	29,000	211	215	220	240
HomeSense	24,000	79	82	86	90
Marshalls	33,000	—	—	6	90-100
In Europe:
T.K. Maxx	32,000	263	307	334	650-725	*
HomeSense	21,000	14	24	24	100-150	**

		2,593	2,717	2,913	4,070-4,305

(1)	The number of stores at fiscal year end in the above table does not include A.J. Wright stores, which were 150 for fiscal 2010 and 142 for fiscal 2011. The conversion of 90 A.J. Wright stores, of which 9 are relocations of existing T.J. Maxx and Marshalls’ stores, is included in the Fiscal 2012 (estimated) count for Marmaxx and HomeGoods.

*	U.K., Ireland, Germany and Poland only
**	U.K. and Ireland only

Included in the Marshalls store counts above are free-standing Marshalls Shoe Shop stores, which sell family footwear and accessories (six stores at fiscal 2011 year end). Included in the Winners store counts above are StyleSense stores in Canada, which sell family footwear and accessories (three stores at fiscal 2011 year end). Some of our HomeGoods and Canadian HomeSense stores are co-located with one of our apparel stores in a superstore format. We count each of the stores in the superstore format as a separate store.

Revenue Information. The percentages of our consolidated revenues by geography for the last three fiscal years are as follows:

	Fiscal 2009		Fiscal 2010		Fiscal 2011

United States	77%		78%		77%
Northeast		26%		26%		26%
Midwest		13%		13%		14%
South (including Puerto Rico)		25%		26%		24%
West		13%		13%		13%
Canada	11%		11%		12%
Europe	12%		11%		11%

Total	100%		100%		100%

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2009	Fiscal 2010	Fiscal 2011

Clothing including footwear	62%	61%	61%
Home fashions	25%	26%	26%
Jewelry and accessories	13%	13%	13%

Total	100%	100%	100%

Segment Overview. As of January 29, 2011, we operated five business segments: three in the U.S. and one in each of Canada and Europe. Each of our segments has its own administrative, buying and merchandising organization and distribution network. Of the U.S. based chains, T.J. Maxx and Marshalls, referred to as Marmaxx, are managed together and reported as a single segment and HomeGoods and A.J. Wright each is reported as a separate segment. As a result of the consolidation of A.J. Wright, it will cease to be a separate segment during fiscal 2012. Outside the U.S., chains in Canada (Winners, HomeSense and StyleSense) are under common management and reported as the TJX Canada segment, and chains in Europe (T.K. Maxx and HomeSense) are under common management and reported as the TJX Europe segment. More detailed information about our segments, including financial information for each of the last three fiscal years, can be found in Note H to the consolidated financial statements.

STORE LOCATIONS.

Our current chains operated stores in the following locations as of January 29, 2011:

Stores located in the United States:

	T.J. Maxx	Marshalls	HomeGoods

Alabama	20	4	2
Arizona	11	14	6
Arkansas	10	–	1
California	84	116	35
Colorado	11	7	4
Connecticut	25	23	10
Delaware	3	3	1
District of Columbia	1	1	–
Florida	69	72	35
Georgia	38	28	10
Idaho	5	1	1
Illinois	39	41	17
Indiana	18	10	2
Iowa	6	2	–
Kansas	6	3	1
Kentucky	11	4	3
Louisiana	9	10	–
Maine	8	4	3
Maryland	11	23	7
Massachusetts	48	49	21
Michigan	34	20	11
Minnesota	12	12	8
Mississippi	6	3	–
Missouri	14	13	6
Montana	3	–	–
Nebraska	4	2	–
Nevada	7	8	4
New Hampshire	14	8	6
New Jersey	31	41	24
New Mexico	3	3	–
New York	53	68	26
North Carolina	32	20	11
North Dakota	3	–	–
Ohio	38	20	9
Oklahoma	5	4	–
Oregon	8	5	3
Pennsylvania	39	32	14
Puerto Rico	2	17	6
Rhode Island	5	6	4
South Carolina	19	9	4
South Dakota	2	–	–
Tennessee	25	13	6
Texas	46	66	17
Utah	10	–	2
Vermont	5	1	1
Virginia	31	25	9
Washington	15	10	–
West Virginia	6	3	1
Wisconsin	17	6	5
Wyoming	1	–	–

Total Stores	923	830	336

Store counts above include the T.J. Maxx, Marshalls or HomeGoods portion of a superstore.

At January 29, 2011, we also operated 142 A.J. Wright stores, which we subsequently closed. We are converting 90 of these A.J. Wright locations to other banners (81 new stores and 9 relocations).

Stores Located in Canada:

	Winners	HomeSense

Alberta	25	9
British Columbia	27	15
Manitoba	6	1
New Brunswick	3	2
Newfoundland	2	1
Nova Scotia	8	2
Ontario	101	38
Prince Edward Island	1	–
Quebec	39	12
Saskatchewan	3	2

Total Stores	215	82

Store counts above include the Winners or HomeSense portion of a superstore.

Stores Located in Europe:

	T.K. Maxx	HomeSense

United Kingdom	237	24
Republic of Ireland	16	–
Germany	47	–
Poland	7	–

Total Stores	307	24

Competition. The retail apparel and home fashion business is highly competitive. We compete on the basis of fashion, quality, price, value, merchandise selection and freshness, brand name recognition, service, reputation and store location. We compete with local, regional, national and international department, specialty, off-price, discount, warehouse and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, through catalogues or other media or over the internet.

Employees. At January 29, 2011, we had approximately 166,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees, particularly during the peak back-to-school and holiday seasons.

Trademarks. We have the right to use our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, HomeSense and T.K. Maxx, in relevant countries. Our rights in these trademarks and service marks endure for as long as they are used.

Seasonality. Our business is subject to seasonal influences. In the second half of the year, which includes the back-to-school and holiday seasons, we generally realize higher levels of sales and income.

SEC Filings and Certifications. Copies of our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q and current reports on Form 8-K filed with, or furnished to, the SEC, and any amendments to those documents, are available free of charge on our website, www.tjx.com, under “SEC Filings,” as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. They are also available free of charge from TJX Investor Relations, 770 Cochituate Road, Framingham, Massachusetts 01701. The public can read and copy materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, 1-800-SEC-0330. The SEC maintains a website containing all reports, proxies, information statements, and all other information regarding issuers that file electronically (http://www.sec.gov).

Information appearing on www.tjx.com is not a part of, and is not incorporated by reference in, this Form 10-K.

Unless otherwise indicated, all store information in this Item 1 is as of January 29, 2011, and references to store square footage are to gross square feet. Fiscal 2009 means the fiscal year ended January 31, 2009, fiscal 2010 means the fiscal year ended January 30, 2010, fiscal 2011 means the fiscal year ended January 29, 2011 and fiscal 2012 means the fiscal year ending January 28, 2012.

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

During the recent economic recession, global financial markets experienced extreme volatility, disruption and credit contraction. The volatility and disruption to the capital markets significantly adversely affected global economic conditions, resulting in additional significant recessionary pressures and declines in employment levels, disposable income and actual and perceived wealth. Although there have been some recent improvements, continuing or worsened adverse economic conditions, including higher unemployment, energy and health care costs, interest rates and taxes and tighter credit, could continue to affect consumer confidence and discretionary consumer spending adversely and may adversely affect our sales, cash flows and results of operations. Additionally, renewed financial turmoil in the financial and credit markets could adversely affect our costs of capital and the sources of liquidity available to us and could increase our pension funding requirements.

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

Additionally, we routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins of merchandise purchased by our international segments that is denominated in currencies other than their local currencies. In accordance with U.S. GAAP, we evaluate the fair value of these hedging instruments and make mark-to-market adjustments at the end of an accounting period. These adjustments are of a much greater magnitude when there is significant volatility in currency exchange rates and may have a significant impact on our earnings.

Changes in foreign currency exchange rates can also increase the cost of inventory purchases by our businesses that are denominated in a currency other than the local currency of the business. When these changes occur suddenly, it can be difficult for us to adjust retail prices accordingly, and gross margin can be adversely affected. A significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of the Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which our stores are located could be particularly significant.

Although we implement foreign currency hedging and risk management strategies to reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates, we expect that foreign currency fluctuations could have a material adverse effect on our net sales and results of operations. In addition, fluctuations in foreign currency exchange rates may have a greater impact on our earnings and operating results if a counterparty to one of our hedging arrangements fails to perform.

Failure to execute our opportunistic buying and inventory management could adversely affect our business.

We purchase the majority of our apparel inventory and much of our home inventory opportunistically with our buyers purchasing close to need. To drive traffic to the stores and to increase same store sales, the treasure hunt nature of the off-price buying experience is enhanced by rapid inventory turns and continued replenishment of fresh, high quality, attractively priced merchandise in our stores. While opportunistic buying provides our buyers the ability to buy at desirable times and prices, in the quantities we need and into market trends, it places considerable discretion in our buyers, subjecting us to risks on the appropriate pricing, quantity, nature and timing of inventory flowing to our stores. In addition, we base our purchases of inventory, in part, on sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to take markdowns on excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand leading to lost sales, either of which could adversely affect our financial performance. Our pricing model requires that we purchase inventory sufficiently below conventional retail to maintain our pricing differential and margin, which we may not achieve at times. We must also properly execute our inventory management strategies through appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns. Our vendors and others in our supply chain are also subject to risks of labor issues, financial liquidity, weather and other natural disasters, economic, political and regulatory conditions and other matters that could affect our ability to receive and provide to our stores acceptable merchandise in adequate quantities on a timely basis. Failure to execute our opportunistic inventory buying and inventory management well could adversely affect our performance and our relationship with our customers.

Failure to continue to expand our operations successfully could adversely affect our financial results.

Our revenue growth is dependent, among other things, upon our ability to continue to expand successfully through successful new store openings as well as our ability to increase same store sales. Successful store growth requires acquisition and development of appropriate real estate including selection of store locations in appropriate geographies, availability of attractive stores or store sites in such locations and negotiation of acceptable terms. Competition for desirable sites, increases in real estate, construction and development costs and availability and costs of capital could limit our ability to open new stores in desirable locations in the future or adversely affect the economics of new stores. We may encounter difficulties in attracting customers in new markets for various reasons including decisions to open new banners, expansion into new geographies, customers’ lack of familiarity with our brands or our lack of familiarity with local customer preferences and cultural differences. New stores may not achieve the same sales or profit levels as our existing stores, and new and existing stores in a market area may adversely affect each other’s sales and profitability. Further, expansion places significant demands on the administrative, merchandising, store operations, distribution and other organizations in our businesses to manage rapid growth, and we may not do so successfully. As a result, we may need to reduce our rate of expansion or we may operate with decreased operational efficiency, and it may adversely affect our results.

Failure to successfully identify customer trends and preferences to meet customer demand could negatively impact our performance.

Because our success depends on our ability to meet customer demand, we take various steps to keep up with customer trends and preferences including contacts with vendors, monitoring product category and fashion trends and comparison shopping. Our flexible business model allows us to buy close to need and in response to consumer preferences and trends and to expand and contract merchandise categories in response to consumers’ changing tastes. However, identifying consumer trends and preferences in the various geographies in which we do business and successfully meeting customer demand is challenging, and we may not successfully do so, which could adversely affect our results.

Our quarterly operating results can be subject to significant fluctuations and may fall short of either a prior quarter or investors’ expectations.

Our operating results have fluctuated from quarter to quarter at points in the past, and they may continue to do so in the future. Our earnings may not continue to grow at rates we plan and may fall short of either a prior quarter or investors’ expectations. If we fail to meet the expectations of securities analysts or investors, our share price may decline. Factors that could cause us not to meet our securities analysts’ or investors’ earnings expectations include some factors that are within our control, such as the execution of our off-price buying; selection, pricing and mix of merchandise; and inventory management including flow, markon and markdowns; and some factors that are not within our control, including actions of competitors, weather conditions, economic conditions, consumer confidence, seasonality, and cost increases due, among other things, to government regulation and increased healthcare costs. In addition, if we do not repurchase the number of shares we contemplate pursuant to our stock repurchase program, our earnings per share may be adversely affected. Most of our operating expenses, such as rent expense and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter. We maintain a forecasting process that seeks to project sales and align expenses. If we do not correctly forecast sales and control costs or appropriately adjust costs to actual results, our financial performance could be adversely affected.

Our future performance is dependent upon our ability to continue to expand within our existing markets and to extend our off-price model in new product lines, chains and geographic regions.

Our strategy is to continue to expand within existing markets, to expand to new markets and geographies and to attract new customers in existing and new markets across demographics. This growth strategy includes developing new ways to sell more or different categories of merchandise within our existing stores, continued expansion of our existing chains in our existing markets and countries, expansion of these chains to new markets and countries, development and opening of new chains or potential expansion of e-commerce, all of which entail significant risk. Our growth is dependent upon our ability to successfully extend our business in these ways. If any of our expansion vehicles does not achieve the success we expect in whole or in part, we may be required to increase our investment or close stores or operations. Unsuccessful extension of our model could adversely affect growth and financial performance.

If we fail to successfully implement our marketing, advertising and promotional programs, or if our competitors are more effective with their programs than we are, our revenue may be adversely affected.

We use marketing, advertising and promotional programs to attract customers to our stores. We use various media for these programs, including print, television, social media, database marketing and direct marketing. Some of our competitors may have substantially larger expenditures for their programs, which may provide them with a competitive advantage. There can be no assurance that we will be able to continue to execute our marketing, advertising and promotional programs effectively, and any failure to do so could have a material adverse effect on our revenue and results of operations. Information posted about us and our merchandise on social media platforms and similar venues, including blogs, social media websites, and other forums for Internet-based communications that allow individuals access to a broad audience of consumers and other interested persons, may be inaccurate or may harm our brand, which could have a material effect on our revenue and results of operations.

Compromises of our data security could materially harm our reputation and business.

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and associates, and we process customer payment card and check information. We suffered an unauthorized intrusion or intrusions (such intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of our computer system that process and store information related to customer transactions, discovered late in fiscal 2007 in which we believe customer data were stolen. We have taken steps designed to further strengthen the security of our computer system and protocols and have instituted an ongoing program with respect to data security, consistent with a consent order with the Federal Trade Commission. Nevertheless, there can be no assurance that we will not suffer a future data compromise. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. This is also true for check information and approval. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company associate, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach. Any such compromise of our data security and loss of personal or business information could disrupt our operations, damage our reputation and customers’ willingness to shop in our stores, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

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

We operate multiple retail chains in the U.S., Canada and Europe. Some aspects of the businesses and operations of the chains are conducted with relative autonomy. The large size of our operations, our multiple businesses and the autonomy afforded to the chains increase the risk that systems and practices will not be implemented uniformly throughout our company and that information will not be appropriately shared across different chains and countries.

Unseasonable weather in the markets in which our stores operate or our distribution centers are located could adversely affect our operating results.

Adverse and unseasonable weather affects customers’ willingness to shop and their demand for the merchandise in our stores. Severe weather could also affect our ability to transport merchandise to our stores from our distribution and shipping centers. As a result, frequent, unusually heavy, unseasonable or untimely weather in our markets, such as snow, ice or rain storms, severe cold or heat or extended periods of unseasonable temperatures, could adversely affect our sales and increase markdowns. Increased governmental regulations focused on climate change could increase compliance costs.

Our results may be adversely affected by serious disruptions or catastrophic events.

Unforeseen public health issues, such as pandemics and epidemics, as well as natural disasters such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations or the operations of one or more of our vendors or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. Day to day operations, particularly our ability to receive products from our vendors or transport products to our stores could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by the affected distribution center. As a result, our business could be adversely affected.

We operate in highly competitive markets, and we may not be able to compete effectively.

The retail apparel and home fashion business is highly competitive. We compete with many other local, regional, national and international retailers that sell apparel, home fashions and other merchandise we sell, whether in stores, through catalogues or media or over the internet. We compete on the basis of fashion, quality, price, value, merchandise selection and freshness, brand name recognition, service, reputation and store location. Other competitive factors that influence the demand for our merchandise include our advertising, marketing and promotional activities and the name recognition and reputation of our chains. If we fail to compete effectively, our sales and results of operations could be adversely affected.

Failure to attract and retain quality sales, distribution center and other associates in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, distribution center and other associates in large numbers as well as experienced buying and management personnel. Many of our associates are in entry level or part-time positions with historically high rates of turnover. The nature of the workforce in the retail industry subjects us to the risk of immigration law violations, which risk has increased in recent years. In addition, any failure of third-parties that perform services on our behalf to comply with immigration, employment or other laws could damage our reputation or disrupt our ability to obtain needed labor. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. Recently enacted health care reform legislation could increase our costs. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. In addition, certain associates in our distribution centers are members of unions and therefore subject us to the risk of labor actions. Because of the distinctive nature of our off-price model, we must do significant internal training and development for a substantial number of our associates. The market for retail management is highly competitive and, in common with other retailers, we face challenges in securing sufficient management talent. If we do not continue to attract, train and retain quality associates and management personnel, our performance could be adversely affected.

If we engage in mergers or acquisitions of new businesses, or divest, close or consolidate any of our current businesses, our business will be subject to additional risks.

We have grown our business in part through mergers and acquisitions and may acquire new businesses or divest, close or consolidate current businesses. Acquisition or divestiture activities may divert attention of management from operating the existing businesses. We may do a less-than-optimal job of evaluating target companies and their risks and benefits, and integration of acquisitions can be difficult and time-consuming. Acquisitions may not meet our performance and other expectations or may expose us to unexpected or greater-than-expected liabilities and risks. Divestitures, closings and consolidations also involve risks, such as the risks of exposure on lease and other contractual, employment and severance obligations, obligations undertaken in the process and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of the acquirer. Failure to execute on mergers or divestitures, closings and consolidations in a satisfactory manner could adversely affect our future results of operations and financial condition.

Failure to operate information systems and implement new technologies effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information systems, data centers and software applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to plan and track inventory flow, and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our associates or contractors. The efficient operation and successful growth of our business depends upon these information systems, including our ability to operate them effectively and to select and implement appropriate new technologies, systems, controls, data centers and adequate disaster recovery systems successfully. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.

We depend upon strong cash flows from our operations to supply capital to fund our expansion, operations, interest and debt repayments, stock repurchases and dividends.

Our business depends upon our operations to generate strong cash flow, and to some extent upon the availability of financing sources, to supply capital to fund our expansions, general operating activities, stock repurchases, dividends, interest and debt repayments. Our inability to continue to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms when needed could adversely affect our financial performance including our earnings per share.

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

Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we sell in our stores. Regulations and standards in this area, including those related to the Consumer Product Safety Improvement Act of 2008 in the United States and similar legislation in other countries in which we operate, change from time to time. Our inability to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could have a material adverse effect on our financial results. We rely on our vendors to provide quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their contractual obligations to do so. Issues with the quality and safety of merchandise, particularly with food, bath and body and children’s products, or issues with the genuineness of merchandise, regardless of our fault, or customer concerns about such issues, could cause damage to our reputation and could result in lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results.

We are subject to import risks associated with importing merchandise from foreign countries.

Many of the products sold in our stores are sourced by our vendors and, to a lesser extent, by us, in many foreign countries, particularly southeastern Asia. Where we are the importer of record, we may be subject to regulatory or other requirements similar to those imposed upon the manufacturer of such products. We are subject to the various risks of doing business in foreign markets, importing merchandise from abroad and purchasing product made in foreign countries, such as:

—	potential disruptions in manufacturing, logistics and supply;

—	changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise;

—	strikes and other events affecting delivery;

—	consumer perceptions of the safety of imported merchandise;

—	product compliance with laws and regulations of the destination country;

—	product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;

—	concerns about human rights, working conditions and other labor rights and conditions in foreign countries where merchandise is produced, and changing labor, environmental and other laws in these countries;

—	compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act;

—	potentially greater exposure for product warranty and safety problems; and

—	economic, political or other problems in countries from or through which merchandise is imported.

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise from abroad, there can be no assurance that our associates, contractors, agents, vendors or other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our operations or operating results.

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

Our results may be adversely affected by increases in the price of oil and other commodities.

Prices of oil have fluctuated dramatically in the past and have recently risen significantly. Increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we have implemented a hedging strategy to manage a portion of our transportation costs, increases in oil and gasoline prices could adversely affect consumer spending and demand for our products and increase our operating costs, which could have an adverse effect on our performance. Similarly, other commodity prices have also fluctuated dramatically in the past. Cost of cotton and synthetic fabrics have recently risen significantly. Such increases are expected to increase the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.

Failure to comply with existing laws, regulations and orders or changes in existing laws and regulations could negatively affect our business operations and financial performance.

We are subject to federal, state, provincial and local laws, rules and regulations in the United States and abroad, any of which may change from time to time, as well as orders and assurances. If we fail to comply with these laws, rules, regulations and orders, we may be subject to fines or other penalties, which could materially adversely affect our operations and our financial results and condition. We must also comply with new and changing laws. Further, Generally

Accepted Accounting Principles (GAAP) in the U.S. may change from time to time, and the changes could have material effects on our reported financial results and condition. In addition, there have been a large number of new legislative and regulatory initiatives and reforms introduced in the U.S., and the initiatives and reforms that have been and may be enacted may increase our costs.

Our results may be materially adversely affected by the outcomes of litigation and other legal proceedings.

We are periodically involved in various legal proceedings, which may involve local, state and federal government inquiries and investigations; tax, employment, real estate, tort, consumer litigation and intellectual property litigation; or other disputes. There have been a growing number of employment-related lawsuits, including class actions, and we have been subject to these types of suits. In addition, we may be subject to investigations and other proceedings by regulatory agencies, including, but not limited to, consumer protection laws, advertising regulations, escheat and employment and wage and hour regulations. Results of legal and regulatory proceedings cannot be predicted with certainty and may differ from reserves we establish estimating the probable outcome. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. Legal and regulatory proceedings and investigations could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.

Our real estate leases generally obligate us for long periods, which subjects us to various financial risks.

We lease virtually all of our store locations, generally for long terms and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with owning and leasing real estate, which can have a material adverse effect on our results as reflected in our reserve for former operations. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally includes, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease leases, we can remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when leases for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores.

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

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our provision for income taxes and future tax liability could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory income tax rates and higher than anticipated in countries with higher statutory income tax rates, changes in income tax rates, changes in transfer pricing, changes in the valuation of deferred tax assets and liabilities, changes in U.S. tax legislation and regulation, foreign tax laws, regulations and treaties, exposure to additional tax liabilities, changes in accounting principles and interpretations relating to tax matters, which could adversely impact our results of operations and financial condition in future periods. In addition, we are subject to the continuous examination of our income tax returns by federal, state and local tax authorities in the U.S. and foreign countries, such authorities may challenge positions we take, and we are engaged in various proceedings with such authorities with respect to assessments, claims, deficiencies and refunds, and the results of these examinations, judicial proceedings or as a result of the expiration of statute of limitations in specific jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, it is possible that the actual results of proceedings with tax authorities and in courts, changes in facts, expiration of statutes of limitations or other resolutions of tax positions will differ from the amounts we have accrued in either a positive or a negative manner, which could materially affect our effective income tax rate in a given financial period, the amount of taxes we are required to pay and our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease virtually all of our over 2,700 store locations, generally for 10 years with options to extend the lease term for one or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified payments.

The following is a summary of our primary owned and leased distribution centers and primary administrative office locations of our current operations as of January 29, 2011. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied.

DISTRIBUTION CENTERS

Marmaxx
T.J. Maxx	Worcester, Massachusetts	494,000 s.f.—owned
	Evansville, Indiana	989,000 s.f.—owned
	Las Vegas, Nevada	713,000 s.f. shared with Marshalls—owned
	Charlotte, North Carolina	595,000 s.f.—owned
	Pittston Township, Pennsylvania	1,017,000 s.f.—owned

Marshalls	Decatur, Georgia	780,000 s.f.—owned
	Woburn, Massachusetts	472,000 s.f.—leased
	Bridgewater, Virginia	562,000 s.f.—leased
	Philadelphia, Pennsylvania	1,001,000 s.f.—leased

HomeGoods	Brownsburg, Indiana	805,000 s.f.—owned
	Bloomfield, Connecticut	803,000 s.f.—owned

TJX Canada	Brampton, Ontario	506,000 s.f.—leased
	Mississauga, Ontario	667,000 s.f.—leased

TJX Europe	Wakefield, England	176,000 s.f.—leased
	Stoke, England	261,000 s.f.—leased
	Walsall, England	277,000 s.f.—leased
	Bergheim, Germany	326,000 s.f.—leased

OFFICE SPACE

Corporate, Marmaxx, HomeGoods	Framingham and Westboro, Massachusetts	1,291,000 s.f.—leased in several buildings

TJX Canada	Mississauga, Ontario	174,000 s.f.—leased

TJX Europe	Watford, England	61,000 s.f.—leased
	Dusseldorf, Germany	21,000 s.f.—leased

In addition to the distribution centers listed above, TJX owns two distribution centers that were used by the A.J. Wright segment. These distribution centers, one in Fall River, Massachusetts and the other in South Bend, Indiana, were closed in fiscal 2011 as part of the A.J. Wright consolidation. The company is actively marketing these properties.

In addition to the office space listed above, TJX leases a limited amount of space for its numerous regional buying offices located worldwide.

ITEM 3.	LEGAL PROCEEDINGS

TJX is subject to certain legal proceedings and claims that rise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts in California, New York and Texas brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour statutes, including alleged misclassification of positions as exempt from overtime and alleged entitlement to additional wages for alleged off-the-clock work by hourly employees. The lawsuits seek unspecified monetary damages, injunctive relief and attorneys’ fees. TJX is vigorously defending these claims.

We provide the following additional information concerning these lawsuits, setting forth the name of the matter, the court in which the matter is pending, the related case number and the date on which the lawsuit was filed.

Wage and Hour Class Actions: Halton-Hurt et al. v. The TJX Companies, Inc. d/b/a T.J. Maxx, U.S. District Court, Northern District of Texas, 3:09-CV-02171-N, November 13, 2009; Ebo v. The TJX Companies, et al., Superior Court of CA, Los Angeles County Superior Court, BC380575, November 13, 2007.

Exempt Status Cases: Ahmed v. T.J. Maxx Corp. et al., U.S. District Court, Eastern District of New York, 10-CV-03609, August 5, 2010; Archibald, et al. v. Marshalls of MA, Inc., et al., U.S. District Court, Southern District of New York, 09-CV-2323, March 12, 2009; Guillen v. Marshalls of MA, Inc., et al., U.S. District Court, Southern District of New York, 09-CV-9575, November 18, 2009; Jenkins v. The TJX Companies, Inc. et al., U.S. District Court, Eastern District of New York, Case No. CV-10 3753, August 16, 2010.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low sale prices for our common stock for fiscal 2011 and fiscal 2010 are as follows:

	Fiscal 2011		Fiscal 2010
Quarter	High	Low	High	Low

First	$48.50	$37.12	$29.17	$19.19
Second	$47.49	$40.08	$37.00	$26.62
Third	$46.61	$39.56	$40.64	$33.80
Fourth	$48.75	$42.55	$39.75	$35.75

The approximate number of common shareholders at January 29, 2011 was 63,000.

We declared four quarterly dividends of $0.15 per share for fiscal 2011 and $0.12 per share for fiscal 2010. While our dividend policy is subject to periodic review by our Board of Directors, we are currently planning to pay a $0.19 per share quarterly dividend in fiscal 2012 and intend to continue to pay comparable dividends in the future.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2011 and the average price paid per share are as follows:

				Maximum Number
				(or Approximate
				Dollar Value) of
			Total Number of Shares	Shares that May Yet
	Total	Average Price Paid	Purchased as Part of a	be Purchased
	Number of Shares	Per	Publicly Announced	Under the Plans or
	Repurchased(1)	Share(2)	Plan or Program(3)	Programs(4)
Period	(a)	(b)	(c)	(d)

October 31, 2010 through November 27, 2010	1,981,470	$45.60	1,981,470	$859,267,857
November 28, 2010 through January 1, 2011	4,372,783	$44.59	4,372,783	$664,267,976
January 2, 2011 through January 29, 2011	1,512,456	$46.28	1,512,456	$594,268,098

Total:	7,866,709		7,866,709

(1)	All shares were purchased as part of publicly announced plans or programs.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	During the third quarter of fiscal 2011, we completed a $1 billion stock repurchase program that was approved in September 2009 and initiated another multi-year $1 billion stock repurchase program, approved in February 2010. As of January 29, 2011, $594 million remained available for purchase under that program.

(4)	In February 2011, TJX’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $1 billion of TJX common stock from time to time.

Equity Compensation Plan Information

The following table provides certain information as of January 29, 2011 with respect to our equity compensation plans:

	(a)	(b)	(c)
	Number of Securities to	Weighted-Average Exercise	Number of Securities Remaining
	be Issued Upon Exercise	Price of Outstanding	Available for Future Issuance Under
	of Outstanding Options,	Options, Warrants and	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Rights	Securities Reflected in Column (a))

Equity compensation plans approved by security holders	25,047,372	$31.41	16,945,286
Equity compensation plans not approved by security holders(1)	N/A	N/A	N/A

Total	25,047,372	$31.41	16,945,286

(1)	All equity compensation plans have been approved by shareholders.

For additional information concerning our equity compensation plans, see Note I to our consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Amounts in thousands	Fiscal Year Ended January(1)
except per share amounts	2011	2010	2009	2008	2007
	(53 Weeks)
Income statement and per share data:
Net sales	$21,942,193	$20,288,444	$18,999,505	$18,336,726	$17,104,013
Income from continuing operations	$1,339,530	$1,213,572	$914,886	$782,432	$787,172
Weighted average common shares for diluted earnings per share calculation	406,413	427,619	442,255	468,046	480,045
Diluted earnings per share from continuing operations	$3.30	$2.84	$2.08	$1.68	$1.65
Cash dividends declared per share	$0.60	$0.48	$0.44	$0.36	$0.28
Balance sheet data:
Cash and cash equivalents	$1,741,751	$1,614,607	$453,527	$732,612	$856,669
Working capital	$1,966,406	$1,908,870	$858,238	$1,231,301	$1,365,833
Total assets	$7,971,763	$7,463,977	$6,178,242	$6,599,934	$6,085,700
Capital expenditures	$707,134	$429,282	$582,932	$526,987	$378,011
Long-term obligations(2)	$787,517	$790,169	$383,782	$853,460	$808,027
Shareholders’ equity	$3,099,899	$2,889,276	$2,134,557	$2,131,245	$2,290,121
Other financial data:
After-tax return (continuing operations) on average shareholders’ equity	44.7%	48.3%	42.9%	35.4%	37.6%
Total debt as a percentage of total capitalization(3)	20.3%	21.5%	26.7%	28.6%	26.1%
Stores in operation at fiscal year end:
In the United States:
T.J. Maxx	923	890	874	847	821
Marshalls	830	813	806	776	748
HomeGoods	336	323	318	289	270
A.J. Wright(4)	142	150	135	129	129
In Canada:
Winners	215	211	202	191	184
HomeSense	82	79	75	71	68
In Europe:
T.K. Maxx	307	263	235	226	210
HomeSense	24	14	7	—	—

Total	2,859	2,743	2,652	2,529	2,430

Selling Square Footage at year-end:
In the United States:
T.J. Maxx	21,611	20,890	20,543	20,025	19,390
Marshalls	20,912	20,513	20,388	19,759	19,078
HomeGoods	6,619	6,354	6,248	5,569	5,181
A.J. Wright(4)	2,874	3,012	2,680	2,576	2,577
In Canada:
Winners	4,966	4,847	4,647	4,389	4,214
HomeSense	1,594	1,527	1,437	1,358	1,280
In Europe:
T.K. Maxx	7,052	6,106	5,404	5,096	4,636
HomeSense	402	222	107	—	—

Total	66,030	63,471	61,454	58,772	56,356

(1)	Fiscal 2008 and fiscal 2007 have been adjusted to reclassify the operating results of Bob’s Stores to discontinued operations.

(2)	Includes long-term debt, exclusive of current installments and capital lease obligation, less portion due within one year.

(3)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligation, including current maturities.

(4)	As a result of the consolidation of the A.J. Wright chain, all A.J. Wright stores ceased operations by the end of February, 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows relates to our 52-week fiscal years ended January 29, 2011 (fiscal 2011) and January 30, 2010 (fiscal 2010), and the 53-week fiscal year ended January 31, 2009 (fiscal 2009). Like most retailers we have a 53-week fiscal year every five to six years. This extra week of sales volume, which also provides a lift to pre-tax margins due to the flow of certain monthly and annual expenses, impacts comparisons to 52-week fiscal years.

RESULTS OF OPERATIONS

Highlights of our financial performance for fiscal 2011 include the following:

—	Same store sales for fiscal 2011 increased 4% over the prior year. This was achieved on top of a 6% same store sales increase in fiscal 2010. Our strategies of operating with lean inventories and buying close to need, which we managed even more aggressively in fiscal 2010 and continued in fiscal 2011, increased inventory turns and drove continued growth in customer traffic resulting in healthy gains in sales and profitability in both years.

—	Net sales increased 8% to $21.9 billion for fiscal 2011. Stores in operation and selling square footage were both up 4% at the end of fiscal 2011 compared to last fiscal year end. Foreign currency exchange rates benefitted fiscal 2011 sales growth by one percentage point.

—	We made the major decision in the fourth quarter of fiscal 2011 to consolidate the A.J. Wright business by converting 90 stores to other banners and closing the remaining 72 stores, its two distribution centers and home office. Although this transaction resulted in significant charges and operating losses to the A.J. Wright segment for the fiscal 2011 fourth quarter, we believe consolidating the A.J. Wright chain allows us to serve the A.J. Wright customer demographic more efficiently, focus our financial and managerial resources on fewer, larger businesses with higher returns and enhance our growth prospects overall.

—	Our fiscal 2011 pre-tax margin (the ratio of pre-tax income to net sales) was 9.9% compared to 9.6% for fiscal 2010. The fourth quarter results of the A.J. Wright segment decreased our fiscal 2011 pre-tax margin by 0.7 percentage points, which was more than offset by strong merchandise margin growth as well as expense leverage.

—	Our cost of sales ratio for fiscal 2011 improved 0.7 percentage points to 73.1%. Improved merchandise margins and leverage of buying and occupancy costs on strong same store sales more than offset the negative impact of 0.2 percentage points due to the fourth quarter results of the A.J. Wright segment. The selling, general and administrative expense ratio for fiscal 2011 increased by 0.5 percentage points to 16.9%. The fourth quarter A.J. Wright segment loss negatively impacted the selling, general and administrative ratio by 0.6 percentage points, which was almost entirely offset by the benefit of cost reduction programs and expense leverage on strong same store sales in fiscal 2011.

—	Income from continuing operations was $1.3 billion, or $3.30 per diluted share, for fiscal 2011 compared to $1.2 billion, or $2.84 per diluted share, for fiscal 2010. Fiscal 2011 diluted earnings per share includes the negative impact of the fourth quarter A.J. Wright segment loss of $0.21 per share and the benefit of $0.02 per share due to a reduction to the Provision for Computer Intrusion related costs.

—	During fiscal 2011, we repurchased 27.6 million shares of our common stock for $1.2 billion. Earnings per share reflect the benefit of the stock repurchase program.

—	Consolidated average per store inventories from our continuing operations, including inventory on hand at our distribution centers, were up 4% at the end of fiscal 2011 versus the prior year end as compared to a decrease of 10% at the end of fiscal 2010 over the prior fiscal year end. In fiscal 2010 and 2011, we managed inventory levels more aggressively than in prior years, which had a much greater impact on the year over year inventory comparison in fiscal 2010 to the prior year. The fiscal 2011 per-store inventories reflected larger available quantities of end-of-season branded product for future selling seasons based on greater market opportunities in fiscal 2011.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for fiscal 2011 totaled $21.9 billion, an 8% increase over net sales of $20.3 billion in fiscal 2010. The increase reflected a 4% increase from same store sales, a 3% increase from new stores and a 1% increase from foreign currency exchange rates. Consolidated net sales for fiscal 2010 totaled $20.3 billion, a 7% increase over net sales of $19.0 billion in fiscal 2009. The increase reflected a 6% increase from same store sales and a 4% increase from new stores, offset by a 2% decline from the negative impact of foreign currency exchange rates and a 1% decrease from the 53rd week in fiscal 2009.

New stores have been a significant source of sales growth. Both our consolidated store count and our selling square footage increased by 4% in fiscal 2011 as compared to fiscal 2010 and by 3% in fiscal 2010 over the prior fiscal year. We expect to end fiscal 2012 with 2,913 stores, which would represent a 2% increase in both our consolidated store base and in our selling square footage. The anticipated growth rate for fiscal 2012 will be negatively impacted by the closing of the 72 A.J. Wright stores that will not be converted to other banners.

The 4% same store sales increase in fiscal 2011 was driven entirely by continued growth in transactions, with the value of the average transaction down slightly for the year. Junior apparel, jewelry and home fashions performed particularly well in fiscal 2011. Geographically, same store sales increases in Canada were in line with the consolidated average while same store sales decreased in Europe. In the U.S., sales were strong throughout the country with the West Coast and Southwest above the consolidated average and the Northeast below the consolidated average.

The 6% same store sales increase in fiscal 2010 was driven by significant increases in customer transactions at all of our businesses, partially offset by a decline in the value of the average transaction. The increase in customer transactions accelerated during the course of fiscal 2010. Junior apparel, dresses, children’s apparel, footwear, accessories and home fashions performed particularly well in fiscal 2010. Geographically, same store sales increases in Europe and Canada trailed the consolidated average. In the U.S., sales were strong throughout the country with the Midwest, Southeast and West Coast above the average, and New England and Florida below the average.

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

The following table sets forth our consolidated operating results from continuing operations as a percentage of net sales:

	Fiscal Year Ended January
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	73.1	73.8	75.9
Selling, general and administrative expenses	16.9	16.4	16.5
Provision (credit) for Computer Intrusion related costs	(0.1)	—	(0.2)
Interest expense, net	0.2	0.2	0.1

Income from continuing operations before provision for income taxes*	9.9%	9.6%	7.6%

*	Due to rounding, the individual items may not foot to Income from continuing operations before provision for income taxes.

Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency affects our reported results are as follows:

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

Inventory hedges: We routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our divisions, principally in Europe and Canada, purchase goods in currencies other than their local currencies. As we have not elected “hedge accounting” as defined by U.S. GAAP, we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 73.1% in fiscal 2011, 73.8% in fiscal 2010 and 75.9% in fiscal 2009. In fiscal 2011, the 0.2 percentage point negative impact of the fourth quarter A.J. Wright segment loss was more than offset by improved consolidated merchandise margin, which increased 0.5 percentage points, along with expense leverage on the 4% same store sales increase. Merchandise margin improvement was driven by our strategy of operating with leaner inventories and buying closer to need, leading to lower markdowns compared to the prior year.

The improvement in fiscal 2010 was primarily due to improved consolidated merchandise margin, which increased 2.1 percentage points, along with expense leverage on the 6% same store sales increase, particularly in occupancy costs, which improved by 0.3 percentage points. Merchandise margin improvement was driven by our strategy of operating with leaner inventories and buying closer to need, which resulted in an increase in markon, along with a reduction in markdowns compared to the prior year. These improvements were partially offset by a benefit to this expense ratio in fiscal 2009 due to the 53rd week (approximately 0.2 percentage points). Additionally, for fiscal 2010, buying and occupancy expense leverage was offset by higher accruals for performance-based incentive compensation as a result of operating performance that was well ahead of our objectives.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales were 16.9% in fiscal 2011, 16.4% in fiscal 2010 and 16.5% in fiscal 2009. The increase in selling, general and administrative expenses in fiscal 2011 compared to fiscal 2010 was due to the 0.6 percentage point negative effect of the fourth quarter A.J. Wright segment loss. Fiscal 2011 selling, general and administrative expenses include impairment charges, severance and termination benefits, lease related obligations and other store closing costs in connection with the A.J. Wright consolidation, which was almost entirely offset by the benefit of cost reduction programs, a reduction in our fiscal 2011 incentive compensation versus the prior year and expense leverage on strong same store sales in fiscal 2011.

The improvement in fiscal 2010 compared to fiscal 2009 was due to levering of expenses and savings from our expense reduction initiatives. These improvements were partially offset by the increase in performance-based incentive compensation, which increased selling, general and administrative expense ratio by 0.5 percentage points in fiscal 2010.

Provision for Computer Intrusion related costs: In the second quarter of fiscal 2008, we established a reserve to reflect our estimate of our probable losses in accordance with U.S. GAAP with respect to the Computer Intrusion.

We reduced the Provision for Computer Intrusion related costs by $11.6 million during the second quarter of fiscal 2011, primarily as a result of insurance proceeds and adjustments to our remaining reserve. The reserve balance was $17.3 million at January 29, 2011. As an estimate, the reserve is subject to uncertainty, actual costs may vary from the current estimate, however such variations are not expected to be material to our results.

Interest expense, net: Interest expense, net amounted to $39.1 million for fiscal 2011, $39.5 million for fiscal 2010 and $14.3 million for fiscal 2009. The components of interest expense, net for the last three fiscal years are summarized below:

	Fiscal Year Ended January
Dollars in thousands	2011	2010	2009

Interest expense	$49,014	$49,278	$38,123
Capitalized interest	—	(758)	(1,647)
Interest (income)	(9,877)	(9,011)	(22,185)

Interest expense, net	$39,137	$39,509	$14,291

Gross interest expense and gross interest income for fiscal 2011 were flat to the prior period.

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

Income taxes: Our effective annual income tax rate was 38.1% in fiscal 2011, 37.8% in fiscal 2010 and 36.9% in fiscal 2009. The increase in our effective income tax rate for fiscal 2011 as compared to fiscal 2010 is primarily attributable to the effects of repatriation of cash from Europe and increasing state tax reserves, partially offset by the finalization of an advance pricing agreement between Canada and the United States (related to our intercompany transfer pricing) and a favorable Canadian court ruling regarding withholding taxes.

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

We anticipate an effective annual income tax rate for fiscal 2012 comparable to that for fiscal 2011.

Income from continuing operations and income per share from continuing operations: Income from continuing operations was $1.3 billion in fiscal 2011, a 10% increase over the $1.2 billion in fiscal 2010, which in turn was a 33% increase over the $914.9 million in fiscal 2009. Comparisons between fiscal 2011 and fiscal 2010 are negatively impacted by $86 million for the after tax impact of the A.J. Wright fourth quarter segment loss. Income from continuing operations per share was $3.30 in fiscal 2011, $2.84 in fiscal 2010 and $2.08 in fiscal 2009. Several items, discussed below, affected earnings per share comparisons for fiscal 2011, fiscal 2010 and fiscal 2009.

Fiscal 2011 earnings per share were adversely affected by the fiscal 2011 fourth quarter segment loss for A.J. Wright, which reduced earnings per share by $0.21 per share, offset in part by a $0.02 per share benefit for the fiscal 2011 reduction in the Provision for the Computer Intrusion related costs.

Fiscal 2009 earnings per share reflected an estimated $0.09 per share benefit from the 53rd week in fiscal 2009, as well as a $0.04 per share benefit from the fiscal 2009 reduction in the Provision for Computer Intrusion related costs.

Foreign currency exchange rates also affected the comparability of our results. Foreign currency exchange rates benefitted fiscal 2011 earnings per share by $0.02 per share compared to an immaterial impact in fiscal 2010. When comparing fiscal 2010 to fiscal 2009, foreign currency rates reduced earnings per share by $0.01 per share in fiscal 2010 compared to a $0.01 per share benefit in fiscal 2009.

In addition, our weighted average diluted shares outstanding affect the comparability of earnings per share, which are benefited by our share repurchase programs. We repurchased 27.6 million shares of our stock at a cost of $1.2 billion in fiscal 2011; 27.0 million shares at a cost of $950 million in fiscal 2010; and 24.0 million shares at a cost of $741 million in fiscal 2009.

Discontinued operations and net income: The fiscal 2011 net gain from discontinued operations reflects an after-tax benefit of $3.6 million, (which did not impact earnings per share) as a result of a $6 million pre-tax reduction for the estimated cost of settling lease-related obligations of former businesses. Fiscal 2009 net loss from discontinued operations reflects an after-tax loss of $34 million, or $0.08 per share, on the sale of Bob’s Stores. Including the impact of discontinued operations, net income was $1.3 billion, or $3.30 per share, for fiscal 2011, $1.2 billion, or $2.84 per share, for fiscal 2010 and $880.6 million, or $2.00 per share, for fiscal 2009.

Segment information: The following is a discussion of the operating results of our business segments. As of January 29, 2011, we operated five business segments: three in the United States and one in each of Canada and Europe. In the United States, our T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright are each reported as a separate segment. A.J. Wright will cease to be a business segment during fiscal 2012 as a result of its consolidation. TJX’s stores operated in Canada (Winners, HomeSense and StyleSense) are reported as the TJX Canada segment, and TJX’s stores operated in Europe (T.K. Maxx and HomeSense) are reported as the TJX Europe segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income before general corporate expenses, Provision (credit) for Computer Intrusion related costs, and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Fiscal Year Ended January
Dollars in millions	2011	2010	2009

Net sales	$14,092.2	$13,270.9	$12,362.1
Segment profit	$1,876.0	$1,588.5	$1,155.8
Segment profit as a percentage of net sales	13.3%	12.0%	9.3%
Percent increase in same store sales	4%	7%	0%
Stores in operation at end of period
T.J. Maxx	923	890	874
Marshalls	830	813	806

Total Marmaxx	1,753	1,703	1,680

Selling square footage at end of period (in thousands)
T.J. Maxx	21,611	20,890	20,543
Marshalls	20,912	20,513	20,388

Total Marmaxx	42,523	41,403	40,931

Net sales at Marmaxx increased 6% in fiscal 2011 as compared to fiscal 2010. Same store sales for Marmaxx were up 4%, which was on top of a strong 7% increase in the prior year.

Same store sales growth at Marmaxx for fiscal 2011 was driven by continued growth in customer transactions, partially offset by a slight decrease in the value of the average transaction. The growth in customer transactions in fiscal 2011 was on top of a significant increase in fiscal 2010. Same store sales for women’s apparel were above the chain average, with junior apparel particularly strong. Same store sales for men’s apparel were slightly below the chain average. Home categories improved significantly at Marmaxx, with same store sales increases above the chain average for fiscal 2011. Geographically, there were strong trends throughout the country. Same store sales were strongest in the West Coast and Southwest, while the Northeast trailed the chain average for fiscal 2011. We also saw a lift in the net sales of stores renovated during the year.

Segment profit as a percentage of net sales (“segment margin” or “segment profit margin”) increased to 13.3% in fiscal 2011 from 12.0% in fiscal 2010. This increase in segment margin for fiscal 2011 was primarily due to an increase in merchandise margin of 0.8 percentage points driven primarily by lower markdowns. In addition, the 4% increase in same store sales provided expense leverage as a percentage of net sales, particularly occupancy costs which improved by 0.2 percentage points.

Segment margin increased to 12.0% in fiscal 2010 from 9.3% in fiscal 2009. This increase in segment margin for fiscal 2010 was primarily due to an increase in merchandise margin of 2.4 percentage points driven by lower markdowns and higher markon. In addition, the 7% increase in same store sales provided expense leverage as a percentage of net sales, particularly occupancy costs, which improved by 0.3 percentage points. These increases were partially offset by an increase in administrative costs as a percentage of sales, primarily due to higher accruals for performance-based incentive compensation as a result of operating performance well ahead of objectives.

We expect to open approximately 116 new stores (net of closings and including the conversion of 65 A.J. Wright stores) in fiscal 2012, increasing the Marmaxx store base and selling square footage each by 7%.

HomeGoods

	Fiscal Year Ended January
Dollars in millions	2011	2010	2009

Net sales	$1,958.0	$1,794.4	$1,578.3
Segment profit	$186.5	$137.5	$42.4
Segment profit as a percentage of net sales	9.5%	7.7%	2.7%
Percent increase (decrease) in same store sales	6%	9%	(3)%
Stores in operation at end of period	336	323	318
Selling square footage at end of period (in thousands)	6,619	6,354	6,248

HomeGoods’ net sales increased 9% in fiscal 2011 compared to fiscal 2010. Same store sales increased 6% in fiscal 2011, driven by continued strong growth in customer traffic, compared to a same store sales increase of 9% in fiscal 2010. Segment margin of 9.5% was up from 7.7% for fiscal 2010, due to increased merchandise margins, driven by decreased markdowns, levering of expenses on the 6% same store sales and operational efficiencies. The merchandise margin improvements were driven by our continuing to manage this business with much lower inventory levels and increasing inventory turns.

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

In fiscal 2012, we plan to add a net of 38 HomeGoods stores (including the conversion of 16 A.J. Wright stores) and increase selling square footage by 11%.

A.J. Wright

In the fourth quarter of fiscal 2011, TJX announced that it would consolidate its A.J. Wright division by converting 90 of the A.J. Wright stores into T.J. Maxx, Marshalls or HomeGoods stores and by closing the remaining 72 stores, its two distribution centers and home office. TJX commenced the liquidation process in the fiscal 2011 fourth quarter and 20 stores had been closed as of January 29, 2011. All of the remaining stores ceased operation by February 13, 2011. See Note C to the consolidated financial statements for more information.

	Fiscal Year Ended January
Dollars in millions	2011	2010	2009

Net sales	$888.4	$779.8	$677.6
Segment profit (loss)	$(130.0)	$12.6	$2.9
Segment profit (loss) as a percentage of net sales	(14.6)%	1.6%	0.4%
Percent increase in same store sales	6%	9%	4%
Stores in operation at end of period	142	150	135
Selling square footage at end of period (in thousands)	2,874	3,012	2,680

A majority of the costs related to the closing of the A.J. Wright business were recorded in the fourth quarter. The operating results of the A.J. Wright segment for the full year of fiscal 2011 include a fourth quarter loss of $140.6 million, which includes the following:

Fiscal 2011
Dollars in thousands	Fourth Quarter

Fixed asset impairment charges—Non cash	$82,589
Severance and termination benefits	25,400
Lease obligations and other closing costs	11,700
Operating losses	20,912

Total segment loss	$140,601

In the first half of fiscal 2012, TJX will incur additional store closing costs and operating losses due to the completion of the A.J. Wright store closings as well as the costs to convert the A.J. Wright stores to other TJX banners and grand re-opening costs for those stores. TJX estimates that during fiscal 2012, it will incur additional A.J. Wright segment losses of approximately $66 million, primarily relating to the completion of store operations and lease related obligations, and conversion costs and grand re-opening costs of approximately $28 million, which will be reflected in the segments of the new banners into which the stores are converted. The majority of these charges are expected to be incurred in the first quarter of fiscal 2012.

A.J. Wright’s net sales increased 15% in fiscal 2010 as compared to fiscal 2009, and same store sales increased 9%. Segment profit increased to $12.6 million in fiscal 2010, compared to segment profit of $2.9 million in fiscal 2009. The increase in segment margin in fiscal 2010 was primarily due to improved merchandise margin. Like our other divisions, cost reduction initiatives and the benefit of expense leverage on the same store sales increase was partially offset by higher accruals for performance-based incentive compensation.

International Segments:

TJX Canada

	Fiscal Year Ended January
U.S. Dollars in millions	2011	2010	2009

Net sales	$2,510.2	$2,167.9	$2,139.4
Segment profit	$352.0	$255.0	$236.1
Segment profit as a percentage of net sales	14.0%	11.8%	11.0%
Percent increase in same store sales	4%	2%	3%
Stores in operation at end of period
Winners	215	211	202
HomeSense	82	79	75

Total	297	290	277

Selling square footage at end of period (in thousands)
Winners	4,966	4,847	4,647
HomeSense	1,594	1,527	1,437

Total	6,560	6,374	6,084

Net sales for TJX Canada (which includes Winners and HomeSense) increased 16% in fiscal 2011 as compared to fiscal 2010. Currency translation benefitted fiscal 2011 sales growth by approximately 9 percentage points, as compared to the same period last year. Same store sales were up 4% in fiscal 2011 compared to an increase of 2% in fiscal 2010. Same store sales of men’s apparel, dresses and home fashions were above the segment average for fiscal 2011.

Segment profit for fiscal 2011 increased to $352 million compared to $255 million in fiscal 2010. The impact of foreign currency translation increased segment profit by $25 million in fiscal 2011 as compared to fiscal 2010. The mark-to-market adjustment on inventory-related hedges reduced segment profit in fiscal 2011 by $7 million compared to an immaterial impact in fiscal 2010. The unfavorable change in the mark-to-market adjustment of our inventory hedges reduced fiscal 2011 segment margin by 0.3 percentage points. TJX Canada segment margin increased 2.2 percentage points to 14.0% in fiscal 2011, compared to 11.8% in fiscal 2010. The segment margin improvement in fiscal 2011 was driven by a strong improvement in merchandise margins.

Net sales increased 1% in fiscal 2010 as compared to fiscal 2009. Currency exchange translation reduced fiscal 2010 sales by approximately $62 million, or 3%, as compared to fiscal 2009. Same store sales were up 2% in fiscal 2010 compared to an increase of 3% in fiscal 2009. Same store sales of junior apparel, dresses, men’s apparel and footwear, as well as HomeSense on a standalone basis, were above the segment average for fiscal 2010.

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

As of the end of fiscal 2011, we operated three StyleSense stores which are included in the Winners totals in the above table. We are bringing the Marshalls chain to Canada, with six stores scheduled to open in fiscal 2012. We believe that Canada can ultimately support 90 to 100 Marshalls stores. We expect to add a net of 15 stores in Canada in fiscal 2012 (including the Marshalls stores) and plan to increase selling square footage by 5%.

TJX Europe

	Fiscal Year Ended January
U.S. Dollars in millions	2011	2010	2009

Net sales	$2,493.5	$2,275.4	$2,242.1
Segment profit	$75.8	$164.0	$137.6
Segment profit as a percentage of net sales	3.0%	7.2%	6.1%
Percent (decrease) increase in same store sales	(3)%	5%	4%
Stores in operation at end of period
T.K. Maxx	307	263	235
HomeSense	24	14	7

Total	331	277	242

Selling square footage at end of period (in thousands)
T.K. Maxx	7,052	6,106	5,404
HomeSense	402	222	107

Total	7,454	6,328	5,511

Net sales for TJX Europe increased in fiscal 2011 to $2.5 billion compared to $2.3 billion in fiscal 2010. Currency translation negatively impacted the fiscal 2011 results, reducing net sales by $86 million. Same store sales were down 3% in fiscal 2011 compared to a 5% increase in fiscal 2010.

Segment profit decreased to $75.8 million for fiscal 2011, and segment profit margin decreased to 3.0%. We believe that execution issues at TJX Europe were the primary reasons for below-plan sales and segment profit. We believe that our expansion in Europe took management’s focus off of the proper execution of the fundamentals of our off-price strategy and that as a result, consumers did not find the values they had come to expect at our stores. This led to same store sales declines, reduced merchandise margins, as a result of increased markdowns, and the de-levering of expenses. We intend to slow store growth for TJX Europe in fiscal 2012 and focus on correcting the execution issues. Despite this setback, we remain confident that Europe holds significant growth potential for TJX.

Net sales for TJX Europe increased in fiscal 2010 to $2.3 billion compared to $2.2 billion in fiscal 2009. Currency exchange rate translation reduced fiscal 2010 sales by approximately $252 million, or 11%, as compared to fiscal 2009. Same store sales increased 5% for fiscal 2010 compared to a 4% increase in fiscal 2009. Segment profit for fiscal 2010 increased 19% to $164 million, and segment profit margin increased 1.1 percentage points to 7.2%. The increase in segment margin for fiscal 2010 reflects improved merchandise margins and leverage of expenses on the 5% same store sales increase, partially offset by costs of operations in Germany and Poland along with higher accruals for performance- based incentive compensation in fiscal 2010. We also invested in strengthening our shared services infrastructure.

Foreign currency had an immaterial impact on fiscal 2010 segment profit, while segment profit for fiscal 2009 included a favorable mark-to-market adjustment of $10 million, primarily relating to the conversion of Euros to Pound Sterling.

As stated above, we intend to slow our growth in fiscal 2012. We plan to open a net of 27 new T.K. Maxx stores in Europe and to expand total TJX Europe selling square footage by 8%. This compares to a net increase of 54 stores and an 18% increase in selling square footage in fiscal 2011.

General Corporate Expense:

	Fiscal Year Ended January
Dollars in millions	2011	2010	2009

General corporate expense	$168.7	$166.4	$140.0

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses, except for the mark-to-market adjustment on diesel fuel hedges, which is included in cost of sales. Fiscal 2011 general corporate expense was relatively flat to the prior year. The slight increase in fiscal 2011 was due to increased investment in corporate systems, management training programs and normal expense growth offsetting the effect of higher charitable donations and incentive compensation incurred in fiscal 2010. The increase in general corporate expense in fiscal 2010 compared to fiscal 2009 was primarily due to an $18 million contribution to the TJX Foundation in fiscal 2010 and higher performance-based incentive and benefit plan accruals, partially offset by benefits related to hedging activity.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:

Net cash provided by operating activities was $1,976 million in fiscal 2011, $2,272 million in fiscal 2010 and $1,155 million in fiscal 2009. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.

Operating cash flows for fiscal 2011 decreased $295 million compared to fiscal 2010. Net income plus the non-cash impact of depreciation and impairment charges provided cash of $1,897 million in fiscal 2011 compared to $1,659 in fiscal 2010, an increase of $238 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $48 million in fiscal 2011, compared to a source of cash of $345 million in fiscal 2010. Although we continued to operate with leaner inventories throughout fiscal 2011, our strategy of being more aggressive with managing inventories had a much greater impact on cash flows in fiscal 2010. In addition, the increase in inventory in fiscal 2011 reflected our business growth, as well as a year-end increase in packaway merchandise to take advantage of market opportunities. Changes in current income taxes payable/recoverable unfavorably impacted fiscal 2011 cash flows, as compared to fiscal 2010, by $203 million due to the timing of tax payments. The change in accrued expenses and other liabilities provided cash of $78 million in fiscal 2011 compared to cash provided of $31 million in fiscal 2010.

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

Reserve for obligations of former operations: We have a reserve for the remaining future obligations of businesses we have closed, sold or otherwise disposed of including, among others, Bob’s Stores and A.J. Wright. The majority of these obligations relate to real estate leases associated with these businesses. The reserve balance was $54.7 million at January 29, 2011 and $35.9 million at January 30, 2010. See Note C to the consolidated financial statements for more information.

We may also be contingently liable on up to 13 leases of BJ’s Wholesale Club, a former TJX business, and up to seven leases of Bob’s Stores, in addition to those included in the reserve. The reserve for former operations does not reflect these leases because we do not believe that the likelihood of future liability to us is probable.

Off-balance sheet liabilities: We have contingent obligations on leases, for which we were a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, we have assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of our former businesses for which we have reserved, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material impact on our financial condition, results of operations or cash flows. We do not generally have sufficient information about these leases to estimate our potential contingent obligations under them that could be triggered in the event that one or more of the current tenants do not fulfill their obligations related to one or more of these leases.

We also have contingent obligations in connection with some assigned or sublet properties that we are able to estimate. We estimate the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our discontinued operations that we would expect to sublet, if the subtenants did not fulfill their obligations, is approximately $75 million as of January 29, 2011. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors.

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

Investing Activities:

Our cash flows for investing activities include capital expenditures for the last three fiscal years as set forth in the table below:

	Fiscal Year Ended January
In millions	2011	2010	2009

New stores	$196.3	$127.8	$147.6
Store renovations and improvements	301.0	206.8	264.3
Office and distribution centers	209.8	94.7	171.0

Capital expenditures	$707.1	$429.3	$582.9

We expect that capital expenditures will approximate $800 million to $825 million for fiscal 2012, which we expect to fund through internally generated funds. Fiscal 2012 capital expenditures are expected to include $239 million for new stores, $55 million of which is associated with converting the 90 A.J. Wright stores to other banners. Additionally, $269 million is for our offices and distribution centers to support growth and $317 million is for store renovations.

We also purchased short-term investments that had initial maturities in excess of 90 days which, per our policy, are not classified as cash on the balance sheets presented. In fiscal 2011, we purchased $120 million of such short-term investments, compared to $279 million in fiscal 2010. Additionally, $180 million of such short-term investments were sold or matured during fiscal 2011 compared to $153 million last year. No such short-term investments were held during fiscal 2009. Investing activities for fiscal 2009 also include cash flows associated with net investment hedges. During fiscal 2009, we suspended our policy of hedging the net investment in our foreign subsidiaries and settled such hedges during the fourth quarter of that year. The net cash received on net investment hedges during fiscal 2009 amounted to $14.4 million.

Financing Activities:

Cash flows from financing activities resulted in net cash outflows of $1,224 million in fiscal 2011, $584 million in fiscal 2010 and $769 million in fiscal 2009.

We spent $1,200 million to repurchase and retire 27.6 million shares of our stock in fiscal 2011, $950 million to repurchase and retire 27.0 million shares in fiscal 2010 and $741 million to repurchase and retire 24.0 million shares in fiscal 2009 under our stock repurchase programs. We record the purchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. During the third quarter of fiscal 2011, we completed the $1 billion stock repurchase program approved in September 2009 and initiated another $1 billion stock repurchase program approved in February 2010. As of January 29, 2011, $594 million remained available for purchase under that program, and in February 2011, our Board of Directors authorized an additional $1 billion stock repurchase program. We currently plan to repurchase approximately $1.2 billion of stock under our stock repurchase programs in fiscal 2012. We determine the timing and amount of repurchases made directly and under Rule 10b5-1 plans from time to time based on our assessment of various factors including anticipated excess cash flow, liquidity, market conditions, the economic environment and prospects for the business and other factors. The timing and amount of these purchases may change from our plans.

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

We declared quarterly dividends on our common stock which totaled $0.60 per share in fiscal 2011, $0.48 per share in fiscal 2010 and $0.44 per share in fiscal 2009. Cash payments for dividends on our common stock totaled $229 million in fiscal 2011, $198 million in fiscal 2010 and $177 million in fiscal 2009. We announced our intention to increase the quarterly dividend on our common stock to $0.19 per share, effective with the dividend payable in June 2011, subject to the approval of our Board of Directors. Financing activities also included proceeds from the exercise of employee stock options of $176 million in fiscal 2011, $170 million in fiscal 2010 and $142 million in fiscal 2009.

We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. As of January 29, 2011, we had a $500 million revolving credit facility maturing in May 2013 and a $500 million revolving credit facility maturing in May 2011. The three-year agreement maturing in May 2013 was entered into in May 2010 to replace a similar agreement that matured at that time. The three-year agreement requires the payment of 17.5 basis points annually on the unused committed amount. The agreement maturing in May 2011 requires the payment of six basis points annually on the committed amount (whether used or unused). Both of these agreements have no compensating balance requirements; contain various covenants, including a requirement of a specified ratio of debt to earnings and serve as back up to TJX’s commercial paper program. The availability under our revolving credit facilities was $1 billion at January 29, 2011 and January 30, 2010, and we had no borrowings outstanding at those dates under these agreements. We believe existing cash balances, internally-generated funds and our revolving credit facilities will meet our future operating needs. The maximum amount of our U.S. short-term borrowings outstanding was $165 million during fiscal 2010. There were no U.S. short-term borrowings outstanding during fiscal 2011.

As of January 29, 2011 and January 30, 2010, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of January 29, 2011 and January 30, 2010, there were no amounts outstanding on the Canadian credit line for operating expenses. As of January 29, 2011, TJX Europe had a credit line of £20 million. There were no outstanding borrowings on this European credit line as of January 29, 2011 or January 30, 2010.

We believe that internally-generated funds and our current credit facilities will adequately meet our operating, debt and capital needs for at least the next twelve months. See Note K to the consolidated financial statements for further information regarding our long-term debt and other financing sources.

Contractual obligations: As of January 29, 2011, we had payment obligations (including current installments) under long-term debt arrangements, leases for property and equipment and purchase obligations that will require cash outflows as follows (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More Than
Tabular Disclosure of Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations including estimated interest and current installments	$1,092,963	$42,863	$85,725	$485,701	$478,674
Operating lease commitments	6,800,093	1,092,709	1,938,020	1,464,690	2,304,674
Capital lease obligation	19,219	3,897	7,824	7,498	—
Purchase obligations	2,673,988	2,635,019	34,976	3,993	—

Total Obligations	$10,586,263	$3,774,488	$2,066,545	$1,961,882	$2,783,348

The long-term debt obligations above include estimated interest costs. The lease commitments in the above table are for minimum rent and do not include costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for the fiscal year ended January 29, 2011.

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

We also have long-term liabilities which include $209.0 million for employee compensation and benefits, the majority of which will come due beyond five years, $165.3 million for accrued rent, the cash flow requirements of which are included in the lease commitments in the above table, and $179.8 million for uncertain tax positions for which it is not reasonably possible for us to predict when they may be paid.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP) which require us to make certain estimates and judgments that impact our reported results. These judgments and estimates are based on historical experience and other factors which we continually review and believe are reasonable. We consider our most critical accounting policies, involving management estimates and judgments, to be those relating to the areas described below.

Inventory valuation: We use the retail method for valuing inventory, which results in a weighted average cost. Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method is widely used in the retail industry, and we believe the retail method results in a more conservative inventory valuation than other inventory accounting methods. It involves management estimates with regard to markdowns and inventory shrinkage. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. Typically, a significant area of judgment in the retail method is the amount and timing of permanent markdowns. However, as a normal business practice, we have a specific policy as to when and how markdowns are to be taken, greatly reducing management’s discretion and the need for management estimates as to markdowns. Inventory shrinkage requires estimating a shrinkage rate for interim periods, but we take a full physical inventory near the fiscal year end to determine shrinkage at year end. Thus, actual and estimated amounts of shrinkage may differ in quarterly results, but the difference is typically not a significant factor in full year results. Overall, we believe that the retail method, coupled with our disciplined permanent markdown policy and the full physical inventory taken at each fiscal year end, results in an inventory valuation that is fairly stated. Lastly, many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions that ultimately affect the value of inventory. We have generally not entered into such arrangements with our vendors in our continuing operations.

Impairment of long-lived assets: We evaluate the recoverability of the carrying value of our long-lived assets at least annually and whenever events or circumstances occur that would indicate that the carrying amounts of those assets are not recoverable. Significant judgment is involved in projecting the cash flows of individual stores, as well as our business units, which involve a number of factors including historical trends, recent performance and general economic assumptions. If we determine that an impairment of long-lived assets has occurred, we record an impairment charge equal to the excess of the carrying value of those assets over the estimated fair value of the assets. We believe as of January 29, 2011 that the carrying value of our long-lived assets was appropriate.

Retirement obligations: Retirement costs are accrued over the service life of an employee and represent, in the aggregate, obligations that will ultimately be settled far in the future and are therefore subject to estimates. We are required to make assumptions regarding variables, such as the discount rate for valuing pension obligations and the long-term rate of return assumed to be earned on pension assets, both of which impact the net periodic pension cost for the period. The discount rate, which we determine annually based on market interest rates, and our estimated long-term rate of return, which can differ considerably from actual returns, are two factors that can have a considerable impact on the annual cost of retirement benefits and the funded status of our qualified pension plan. When the market performance of our plan assets, discount rates or other factors have a negative impact on the funded status of our plan, we may make contributions to the plan in excess of mandatory funding requirements. In fiscal 2011 we funded our qualified pension plan with a voluntary contribution of $100 million.

Share-based compensation: In accordance with U.S. GAAP, we estimate the fair value of stock awards issued to employees and directors under our stock incentive plan. The fair value of the awards is amortized as “share-based compensation” over the vesting periods during which the recipients are required to provide service. We use the Black-Scholes option pricing model for determining the fair value of stock options granted, which requires management to make significant judgments and estimates. The use of different assumptions and estimates could have a material impact on the estimated fair value of stock option grants and the related compensation cost.

Casualty insurance: In fiscal 2008, we initiated a fixed premium program for our casualty insurance. Previously, our casualty insurance program required us to estimate the total claims we would incur as a component of our annual insurance cost. The estimated claims are developed, with the assistance of an actuary, based on historical experience and other factors. These estimates involve significant judgments and assumptions, and actual results could differ from these estimates. A large portion of these claims is funded with a non-refundable payment during the policy year, offsetting our estimated claims accrual. We had a net accrual of $14.2 million for the unfunded portion of our casualty insurance program as of January 29, 2011.

Income taxes: Like many large corporations, our income tax returns are regularly audited by federal, state and local tax authorities in the United States and in foreign countries where we operate. Such authorities may challenge positions we take, and we are engaged in various proceedings with such authorities with respect to assessments, claims, deficiencies and refunds. In accordance with U.S. GAAP, we evaluate uncertain tax positions based on our understanding of the facts, circumstances and information available at the reporting date, and we accrue for exposure when we believe that it is more likely than not, based on the technical merits, that the positions will not be sustained upon examination. However, it is possible that amounts accrued or paid as the result of the final resolutions of examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, will differ either positively or negatively from the amounts we have accrued, and may result in accruals or payments for periods not currently under examination or for which no claims have been made. It is possible that such final resolutions or changes in accruals could have a material adverse impact on the results of operations of the period in which an examination or proceeding is resolved or in the period in which a changed outcome becomes probable and reasonably estimable.

Reserves for Computer Intrusion related costs and for former operations: As discussed in Notes B and C to the consolidated financial statements and elsewhere in the Management’s Discussion and Analysis, we have reserves for probable losses arising out of the Computer Intrusion and for future obligations of former operations, primarily real estate leases. We must make estimates and assumptions about the costs and expenses we will incur in connection with the Computer Intrusion and in connection with the future obligations of our former operations. The leases relating to A.J. Wright and other former businesses are long-term obligations, and the estimated cost to us involves numerous estimates and assumptions including when and on what terms we will assign the lease, or sublease the leased properties, whether and for how long we remain obligated with respect to particular leases, the extent to which assignees or subtenants will fulfill our financial and other obligations under the leases, how particular obligations may ultimately be settled and what mitigating factors, including indemnification, may exist to any liability we may have. We develop these assumptions based on past experience and evaluation of various potential outcomes and the circumstances surrounding each situation and location. We believe that our reserves are reasonable estimates of the most likely outcomes of the future obligations arising out of the Computer Intrusion and the future obligations of our former operations and should be adequate to cover the ultimate costs we will incur. However, actual results may differ from our current estimates, and we may decrease or increase the amount of our reserves to adjust for future developments relating to the underlying assumptions and other factors, although we do not expect any such differences to be material to our results of operations.

Loss contingencies: Certain conditions may exist as of the date the financial statements are issued that may result in a loss to us but will not be resolved until one or more future events occur or fail to occur. Our management, with the assistance of our legal counsel, assesses such contingent liabilities. Such assessments inherently involve the exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or claims that may result in such proceedings, our legal counsel assists us in evaluating the perceived merits of any legal proceedings or claims as well as the perceived merits of the relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, we will accrue for the estimated liability in the financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be reasonably estimated, we will disclose the nature of the contingent liability, together with an estimate of the range of the possible loss or a statement that such loss is not reasonably estimable.

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

FOREIGN CURRENCY EXCHANGE RISK

We are exposed to foreign currency exchange rate risk on our investment in our Canadian and European operations on the translation of these foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold. As more fully described in Note F to our consolidated financial statements, we hedge a portion of our intercompany transactions with foreign operations and certain merchandise purchase commitments incurred by these operations with derivative financial instruments. We enter into derivative contracts only for the purpose of hedging an underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses in the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of January 29, 2011, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income for fiscal 2011 by approximately $43 million.

INTEREST RATE RISK

Our cash equivalents, short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We periodically enter into financial instruments to manage our cost of borrowing; however, we believe that fixed interest rates on most of our debt minimizes our exposure to changes in market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to our maximum variable rate debt outstanding, and to our cash and cash equivalents and short-term investments as of January 29, 2011. The analysis indicated that such an adverse movement as of that date would not have had a material effect on our consolidated financial position, results of operations or cash flows.

EQUITY PRICE RISK

The assets of our qualified pension plan, a large portion of which are equity securities, are subject to the risks and uncertainties of the financial markets. We invest the pension assets in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. A significant decline in the financial markets can adversely affect the value of our pension plan assets and the funded status of our pension plan, resulting in increased contributions to the plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-32 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2011 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems designed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 29, 2011.

(d) Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 29, 2011, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the executive officers of TJX as of March 29, 2011:

Name	Age	Office and Employment During Last Five Years

Bernard Cammarata	71	Chairman of the Board since 1999. Acting Chief Executive Officer from September 2005 to January 2007 and Chief Executive Officer from 1989 to 2000. Led TJX and its former TJX subsidiary and T.J. Maxx Division from the organization of the business in 1976 until 2000, including serving as Chief Executive Officer and President of TJX, Chairman and President of TJX’s T.J. Maxx Division, and Chairman of The Marmaxx Group.
Ernie Herrman	50	President since January 2011, Senior Executive Vice President, Group President from August 2008 to January 2011. Senior Executive Vice President since January 2007 and President, Marmaxx from January 2005 to August 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.
Michael MacMillan	54	Senior Executive Vice President, Group President since February 2011. President Marmaxx from August 2008 to January 2011. President, Winners Merchants International (WMI) from June 2003 to August 2008, Executive Vice President, WMI from 2000 to 2003. Various finance positions with TJX since joining in 1985.
Carol Meyrowitz	57	Chief Executive Officer since January 2007, Director since September 2006 and President from October 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President of Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004.
Jeffrey G. Naylor	52	Senior Executive Vice President, Chief Financial and Administrative Officer since February 2009. Senior Executive Vice President, Chief Administrative and Business Development Officer, June 2007 to February 2009. Chief Financial and Administrative Officer, September 2006 to June 2007. Senior Executive Vice President, Chief Financial Officer, from March 2004 to September 2006, Executive Vice President, Chief Financial Officer effective February 2004.
Jerome Rossi	67	Senior Executive Vice President, Group President, since January 2007. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2005 to January 2007. President, HomeGoods, from 2000 to 2005. Executive Vice President, Store Operations, Human Resources and Distribution Services, Marmaxx from 1996 to 2000.
Nan Stutz	53	Senior Executive Vice President, Group President since February 2011. Group President from 2010 to 2011. President, HomeGoods from 2007 to 2010, Executive Vice President, Merchandise and Marketing from 2006 to 2007 and Senior Vice President, Merchandise and Marketing from 2005 to 2006. Various merchandising positions with Marmaxx and HomeGoods since 1996.
Paul Sweetenham	46	Senior Executive Vice President, Group President, Europe, since January 2007. President, T.K. Maxx since 2001. Senior Vice President, Merchandising and Marketing, T.K. Maxx from 1999 to 2001. Various merchandising positions with T.K. Maxx from 1993 to 1999.

The executive officers hold office until the next annual meeting of the Board in June 2011 and until their successors are elected and qualified.

TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 29, 2011 (Proxy Statement). The information required by this Item and not given in this Item will appear under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Report” and “Beneficial Ownership” in our Proxy Statement, which sections are incorporated in this item by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

Schedule II—Valuation and Qualifying Accounts

	Balance	Amounts	Write-Offs	Balance
	Beginning	Charged to	Against	End of
In thousands	of Period	Net Income	Reserve	Period

Sales Return Reserve:
Fiscal Year Ended January 29, 2011	$16,855	$1,051,999	$1,051,703	$17,151

Fiscal Year Ended January 30, 2010	$14,006	$1,015,470	$1,012,621	$16,855

Fiscal Year Ended January 31, 2009	$15,298	$934,017	$935,309	$14,006

Reserves Related to Former Operations :
Fiscal Year Ended January 29, 2011	$35,897	$32,575	$13,777	$54,695

Fiscal Year Ended January 30, 2010	$40,564	$1,761	$6,428	$35,897

Fiscal Year Ended January 31, 2009	$46,076	$1,820	$7,332	$40,564

Casualty Insurance Reserve:
Fiscal Year Ended January 29, 2011	$17,116	$(555)	$2,320	$14,241

Fiscal Year Ended January 30, 2010	$20,759	$1,093	$4,736	$17,116

Fiscal Year Ended January 31, 2009	$26,373	$1,232	$6,846	$20,759

Computer Intrusion Reserve:
Fiscal Year Ended January 29, 2011	$23,481	$(1,550)	$4,591	$17,340

Fiscal Year Ended January 30, 2010	$42,211	$—	$18,730	$23,481

Fiscal Year Ended January 31, 2009	$117,266	$(13,000)	$62,055	$42,211

(b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

Exhibit
No.	Description of Exhibit

3(i).1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed for the quarter ended July 28, 2005.
3(ii).1	By-laws of TJX, as amended, are incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on September 22, 2009.
4.1	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on April 2, 2009.
4.2	First Supplemental Indenture between TJX and U.S. Bank National Association dated as of April 7, 2009, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 7, 2009.
4.3	Second Supplemental Indenture between TJX and U.S. Bank National Association dated as of July 23, 2009, incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on July 23, 2009.
10.1	The Employment Agreement dated as of June 2, 2009 between Bernard Cammarata and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 1, 2010.*
10.2	The Employment Agreement dated as of February 1, 2009 between Carol Meyrowitz and TJX is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended May 1, 2010. The Employment Agreement dated January 28, 2011 between Carol Meyrowitz and TJX is filed herewith.*
10.3	The Employment Agreement dated as of April 5, 2008 between Jeffrey Naylor and TJX is incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended May 1, 2010. The Amendment to Employment Agreement dated April 21, 2009 between Jeffrey Naylor and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on April 24, 2009. The Employment Agreement dated January 28, 2011 between Jeffrey Naylor and TJX is filed herewith.*
10.4	The Employment Agreement dated as of January 29, 2010 between Ernie Herrman and TJX is incorporated herein by reference to Exhibit 10.5 to the Form 10-Q filed for the quarter ended May 1, 2010. The Amended and Restated Employment Agreement dated January 28, 2011 between Ernie Herrman and TJX is filed herewith.*
10.5	The Form of 409A Amendment to Employment Agreements for the named executive officers is incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.6	The Employment Agreement dated as of January 29, 2010 between Jerome Rossi and TJX is incorporated herein by reference to Exhibit 10.6 to the Form 10-Q filed for the quarter ended May 1, 2010.*
10.7	The Employment Agreement dated as of January 29, 2010 between and among Paul Sweetenham, TJX UK, and TJX is incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed for the quarter ended May 1, 2010. The letter agreement dated November 29, 2010 between and among Paul Sweetenham, TJX UK, and TJX is filed herewith.*
10.8	The Employment Agreement dated January 28, 2011 between Michael MacMillan and TJX is filed herewith.*
10.9	The Amended and Restated Employment Agreement dated January 28, 2011 between Nan Stutz and TJX is filed herewith.*
10.10	The Management Incentive Plan, as amended and restated effective as of March 5, 2010, is incorporated herein by reference to Exhibit 10.11 to the Form 10-Q filed for the quarter ended May 1, 2010.*
10.11	The Stock Incentive Plan (2009 Restatement), as amended through June 2, 2009, is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended August 1, 2009.*
10.12	The Stock Incentive Plan Rules for UK Employees, as amended April 7, 2009, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ending July 31, 2010.*
10.13	The Form of Non-Qualified Stock Option Certificate Granted Under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.1 to the Form 10-Q filed for the quarter ended October 31, 2009. The Form of Non-Qualified Stock Option Terms and Conditions Granted Under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.2 to the Form 10-Q filed for the quarter ended October 31, 2009. The Form of Non-Qualified Stock Option Certificate Granted Under the Stock Incentive Plan as of September 9, 2010 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 30, 2010.*

Exhibit
No.	Description of Exhibit

10.14	The Form of Performance-Based Restricted Stock Award Granted Under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed for the fiscal year ended January 30, 2010.*
10.15	The Form of Performance-Based Deferred Stock Award Granted Under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed for the fiscal year ended January 30, 2010.*
10.16	Description of Director Compensation Arrangements is filed herewith.*
10.17	The Long Range Performance Incentive Plan, as amended through April 5, 2007, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended April 28, 2007. The 409A Amendment to the Long Range Performance Incentive Plan, effective as of January 1, 2008, is incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the fiscal year ended January 31, 2009. The Long Range Performance Incentive Plan, as amended and restated effective as of March 5, 2010, is filed herewith.*
10.18	The General Deferred Compensation Plan (1998 Restatement) and related First Amendment, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The related Second Amendment, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The related Third and Fourth Amendments are incorporated herein by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 28, 2006. The related Fifth Amendment, effective January 1, 2008 is incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed the fiscal year ended January 31, 2009.*
10.19	The Supplemental Executive Retirement Plan (2008 Restatement) is incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.20	The Executive Savings Plan (2010 Restatement) is incorporated herein by reference to Exhibit 10.14 to the Form 10-Q filed for the quarter ended May 1, 2010.*
10.21	The form of Indemnification Agreement between TJX and each of its officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990.*
10.22	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.23	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.24	The Trust Agreement for Executive Savings Plan dated as of January 1, 2005 between TJX and Wells Fargo Bank, N.A. is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended January 29, 2005.*
21	Subsidiaries:
A list of the Registrant’s subsidiaries is filed herewith.
23	Consents of Independent Registered Public Accounting Firm:
The Consent of PricewaterhouseCoopers LLP is filed herewith.
24	Power of Attorney:
The Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101	The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the year ended January 29, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

By	/s/ Jeffrey G. Naylor
Jeffrey G. Naylor, Chief Financial and
Administrative Officer
(Principal Financial and Accounting Officer)

Dated: March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ CAROL MEYROWITZ Carol Meyrowitz, Chief Executive Officer and Director (Principal Executive Officer)	JEFFREY G. NAYLOR* Jeffrey G. Naylor, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

JOSE B. ALVAREZ* Jose B. Alvarez, Director	MICHAEL F. HINES* Michael F. Hines, Director

ALAN M. BENNETT* Alan M. Bennett, Director	AMY B. LANE* Amy B. Lane, Director

DAVID A. BRANDON* David A. Brandon, Director	JOHN F. O’BRIEN* John F. O’Brien, Director

BERNARD CAMMARATA* Bernard Cammarata, Chairman of the Board of Directors	WILLOW B. SHIRE* Willow B. Shire, Director

DAVID T. CHING* David T. Ching, Director	FLETCHER H. WILEY* Fletcher H. Wiley, Director

*BY	/S/ JEFFREY G. NAYLOR
Jeffrey G. Naylor
for himself and as attorney-in-fact

Dated: March 29, 2011

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     For Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
of The TJX Companies, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
March 29, 2011

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

Amounts in thousands	January 29,	January 30,	January 31,
except per share amounts	2011	2010	2009

			(53 weeks)

Net sales	$21,942,193	$20,288,444	$18,999,505

Cost of sales, including buying and occupancy costs	16,040,461	14,968,429	14,429,185
Selling, general and administrative expenses	3,710,053	3,328,944	3,135,589
Provision (credit) for Computer Intrusion related costs	(11,550)	—	(30,500)
Interest expense, net	39,137	39,509	14,291

Income from continuing operations before provision for income taxes	2,164,092	1,951,562	1,450,940
Provision for income taxes	824,562	737,990	536,054

Income from continuing operations	1,339,530	1,213,572	914,886
Gain (loss) from discontinued operations, net of income taxes	3,611	—	(34,269)

Net income	$1,343,141	$1,213,572	$880,617

Basic earnings per share:
Income from continuing operations	$3.35	$2.90	$2.18
Gain (loss) from discontinued operations, net of income taxes	$0.01	$—	$(0.08)
Net income	$3.36	$2.90	$2.10
Weighted average common shares—basic	400,145	417,796	419,076
Diluted earnings per share:
Income from continuing operations	$3.30	$2.84	$2.08
Gain (loss) from discontinued operations, net of income taxes	$—	$—	$(0.08)
Net income	$3.30	$2.84	$2.00
Weighted average common shares—diluted	406,413	427,619	442,255
Cash dividends declared per share	$0.60	$0.48	$0.44

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED BALANCE SHEETS

	Fiscal Year Ended

	January 29,	January 30,
In thousands	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$1,741,751	$1,614,607
Short-term investments	76,261	130,636
Accounts receivable, net	200,147	148,126
Merchandise inventories	2,765,464	2,532,318
Prepaid expenses and other current assets	249,832	255,707
Current deferred income taxes, net	66,072	122,462

Total current assets	5,099,527	4,803,856

Property at cost:
Land and buildings	320,633	281,527
Leasehold costs and improvements	2,112,151	1,930,977
Furniture, fixtures and equipment	3,256,446	3,087,419

Total property at cost	5,689,230	5,299,923
Less accumulated depreciation and amortization	3,239,429	3,026,041

Net property at cost	2,449,801	2,273,882

Property under capital lease, net of accumulated amortization of $21,591 and $19,357, respectively	10,981	13,215
Other assets	231,518	193,230
Goodwill and tradename, net of amortization	179,936	179,794

TOTAL ASSETS	$7,971,763	$7,463,977

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$2,727	$2,355
Accounts payable	1,683,929	1,507,892
Accrued expenses and other current liabilities	1,347,951	1,248,002
Federal, foreign and state income taxes payable	98,514	136,737

Total current liabilities	3,133,121	2,894,986

Other long-term liabilities	709,321	697,099
Non-current deferred income taxes, net	241,905	192,447
Obligation under capital lease, less portion due within one year	13,117	15,844
Long-term debt, exclusive of current installments	774,400	774,325
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 389,657,340 and 409,386,126, respectively	389,657	409,386
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(91,755)	(134,124)
Retained earnings	2,801,997	2,614,014

Total shareholders’ equity	3,099,899	2,889,276

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,971,763	$7,463,977

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	January 29,	January 30,	January 31,
In thousands	2011	2010	2009

			(53 weeks)

Cash flows from operating activities:
Net income	$1,343,141	$1,213,572	$880,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458,052	435,218	401,707
Assets of discontinued operations sold	—	—	31,328
Loss on property disposals and impairment charges	96,073	10,270	23,903
Deferred income tax provision	50,641	53,155	132,480
Share-based compensation	58,804	55,145	51,229
Excess tax benefits from share-based compensation	(28,095)	(17,494)	(18,879)
Changes in assets and liabilities:
(Increase) in accounts receivable	(23,587)	(1,862)	(8,245)
Decrease (increase) in merchandise inventories	(211,823)	147,805	(68,489)
Decrease (increase) in prepaid expenses and other current assets	495	21,219	(118,830)
Increase (decrease) in accounts payable	163,823	197,496	(141,580)
Increase (decrease) in accrued expenses and other liabilities	77,846	31,046	(34,525)
(Decrease) increase in income taxes payable	(11,801)	152,851	(10,488)
Other	2,912	(26,495)	34,344

Net cash provided by operating activities	1,976,481	2,271,926	1,154,572

Cash flows from investing activities:
Property additions	(707,134)	(429,282)	(582,932)
Proceeds to settle net investment hedges	—	—	14,379
Purchase of short-term investments	(119,530)	(278,692)	—
Sales and maturities of short-term investments	180,116	153,275	—
Other	(1,065)	(5,578)	(34)

Net cash (used in) investing activities	(647,613)	(560,277)	(568,587)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	774,263	—
Principal payments on current portion of long-term debt	—	(393,573)	—
Cash payments for debt issuance expenses	(3,118)	(7,202)	—
Payments on capital lease obligation	(2,355)	(2,174)	(2,008)
Cash payments for repurchase of common stock	(1,193,380)	(944,762)	(751,097)
Proceeds from issuance of common stock	176,159	169,862	142,154
Excess tax benefits from share-based compensation	28,095	17,494	18,879
Cash dividends paid	(229,329)	(197,662)	(176,749)

Net cash (used in) financing activities	(1,223,928)	(583,754)	(768,821)

Effect of exchange rate changes on cash	22,204	33,185	(96,249)

Net increase (decrease) in cash and cash equivalents	127,144	1,161,080	(279,085)
Cash and cash equivalents at beginning of year	1,614,607	453,527	732,612

Cash and cash equivalents at end of year	$1,741,751	$1,614,607	$453,527

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
In thousands	Shares	$1	Capital	Income (Loss)	Earnings	Total

Balance, January 26, 2008	427,950	$427,950	$—	$(28,685)	$1,731,980	$2,131,245
Comprehensive income:
Net income	—	—	—	—	880,617	880,617
(Loss) due to foreign currency translation adjustments	—	—	—	(171,225)	—	(171,225)
Gain on net investment hedge contracts	—	—	—	68,816	—	68,816
Recognition of prior service cost and deferred gains	—	—	—	(1,206)	—	(1,206)
Recognition of unfunded post retirement obligations	—	—	—	(86,158)	—	(86,158)
Amount of cash flow hedge reclassified from other comprehensive income to net income	—	—	—	677	—	677

Total comprehensive income						691,521
Cash dividends declared on common stock	—	—	—	—	(183,694)	(183,694)
Recognition of share-based compensation	—	—	51,229	—	—	51,229
Issuance of common stock upon conversion of convertible debt	1,717	1,717	39,326	—	—	41,043
Stock options repurchased by TJX	—	—	(987)	—	—	(987)
Issuance of common stock under stock incentive plan and related tax effect	7,439	7,439	147,858	—	—	155,297
Common stock repurchased	(24,284)	(24,284)	(237,426)	—	(489,387)	(751,097)

Balance, January 31, 2009	412,822	412,822	—	(217,781)	1,939,516	2,134,557
Comprehensive income:
Net income	—	—	—	—	1,213,572	1,213,572
Gain due to foreign currency translation adjustments	—	—	—	76,678	—	76,678
Recognition of prior service cost and deferred gains	—	—	—	8,191	—	8,191
Recognition of unfunded post retirement obligations	—	—	—	(1,212)	—	(1,212)

Total comprehensive income						1,297,229
Cash dividends declared on common stock	—	—	—	—	(201,490)	(201,490)
Recognition of share-based compensation	—	—	55,145	—	—	55,145
Issuance of common stock upon conversion of convertible debt	15,094	15,094	349,994	—	—	365,088
Issuance of common stock under stock incentive plan and related tax effect	8,329	8,329	175,180	—	—	183,509
Common stock repurchased	(26,859)	(26,859)	(580,319)	—	(337,584)	(944,762)

Balance, January 30, 2010	409,386	409,386	—	(134,124)	2,614,014	2,889,276
Comprehensive income:
Net income	—	—	—	—	1,343,141	1,343,141
Gain due to foreign currency translation adjustments	—	—	—	38,325	—	38,325
Recognition of prior service cost and deferred gains	—	—	—	5,219	—	5,219
Recognition of unfunded post retirement obligations	—	—	—	(1,175)	—	(1,175)

Total comprehensive income						1,385,510
Cash dividends declared on common stock	—	—	—	—	(239,003)	(239,003)
Recognition of share-based compensation	—	—	58,804	—	—	58,804
Issuance of common stock under stock incentive plan and related tax effect	7,713	7,713	190,979	—	—	198,692
Common stock repurchased	(27,442)	(27,442)	(249,783)	—	(916,155)	(1,193,380)

Balance, January 29, 2011	389,657	$389,657	$—	$(91,755)	$2,801,997	$3,099,899

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.	Summary of Accounting Policies

Basis of Presentation: The consolidated financial statements of The TJX Companies, Inc. (referred to as “TJX” or “we”) include the financial statements of all of TJX’s subsidiaries, all of which are wholly owned. All of its activities are conducted by TJX or its subsidiaries and are consolidated in these financial statements. All intercompany transactions have been eliminated in consolidation.

Fiscal Year: During fiscal 2010, TJX amended its bylaws to change its fiscal year end to the Saturday nearest to the last day of January of each year. Previously TJX’s fiscal year ended on the last Saturday of January. The fiscal years ended January 29, 2011 (fiscal 2011) and January 30, 2010 (fiscal 2010) included 52 weeks, while the fiscal year ended January 31, 2009 (fiscal 2009) included 53 weeks. This change shifted the timing of TJX’s next 53 week fiscal year to the fiscal year ending February 2, 2013.

Earnings Per Share: All earnings per share amounts refer to diluted earnings per share unless otherwise indicated.

Use of Estimates: The preparation of the TJX financial statements, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, impairments of long-lived assets, retirement obligations, share-based compensation, casualty insurance, income taxes, reserves for Computer Intrusion related costs, disposal activity and discontinued operations, and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.

Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Proceeds from the sale of store cards as well as the value of store cards issued to customers as a result of a return or exchange are deferred until the customers use the cards to acquire merchandise. Based on historical experience, we estimate the amount of store cards that will not be redeemed (“store card breakage”) and, to the extent allowed by local law, these amounts are amortized into income over the redemption period. Revenue recognized from store card breakage was $10.1 million in fiscal 2011, $7.8 million in fiscal 2010 and $10.7 million in fiscal 2009.

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

Cash and Cash Equivalents: TJX generally considers highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months but less than one year at the date of purchase are included in short-term investments. Our investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks. At January 29, 2011, the Company had $14.6 million of restricted cash, all of which is reported in other assets on the consolidated balance sheets. The restricted cash serves as collateral that provides financial assurance that the Company will fulfill its obligations with respect to certain leases in Europe. The cash is held in an escrow account and is restricted as to withdrawal or use for a term as long as the underlying lease.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories which results in a weighted average cost. We utilize a permanent markdown strategy and lower the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in our stores. We accrue for inventory obligations at the time inventory is shipped. At January 29, 2011 and January 30, 2010, in-transit inventory included in merchandise inventories was $445.7 million and $396.8 million, respectively. Comparable amounts were reflected in accounts payable at those dates.

Common Stock and Equity: Equity transactions consist primarily of the repurchase by TJX of its common stock under its stock repurchase programs and the recognition of compensation expense and issuance of common stock under TJX’s stock incentive plan. In fiscal 2010, we also issued shares upon conversion of convertible notes that were called for redemption, discussed in Note K. Under our stock repurchase programs we repurchase our common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par first charged against any available additional paid-in capital (“APIC”) and the balance charged to retained earnings. Due to the high volume of repurchases over the past several years, we have no remaining balance in APIC in any of the years presented. All shares repurchased have been retired.

Shares issued under TJX’s stock incentive plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets to the extent that an asset for the related grant has been created. Any tax benefits greater than the deferred tax assets created at the time of expensing the options are credited to APIC; any deficiencies in the tax benefits are debited to APIC to the extent a pool for such deficiencies exists. In the absence of a pool any deficiencies are realized in the related periods’ statements of income through the provision for income taxes. Any excess income tax benefits are included in cash flows from financing activities in the statements of cash flows. The par value of restricted stock awards is also added to common stock when the stock is issued, generally at grant date. The fair value of the restricted stock awards in excess of par value is added to APIC as the awards are amortized into earnings over the related vesting periods. Upon the call of our convertible notes most holders of the notes converted them into TJX common stock. When converted the face value of the convertible notes less unamortized debt discount was relieved, common stock was credited with the par value of the shares issued, and the excess of the carrying value of the convertible notes over par was added to APIC.

Share-Based Compensation: TJX accounts for share-based compensation in accordance with U.S. GAAP whereby it estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. See Note I for a detailed discussion of share-based compensation.

Interest: TJX’s interest expense is presented as a net amount. The following is a summary of net interest expense:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
Dollars in thousands	2011	2010	2009

Interest expense	$49,014	$49,278	$38,123
Capitalized interest	—	(758)	(1,647)
Interest (income)	(9,877)	(9,011)	(22,185)

Interest expense, net	$39,137	$39,509	$14,291

We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets.

Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $461.5 million for fiscal 2011, $435.8 million for fiscal 2010 and $398.0 million for fiscal 2009. Amortization expense for property held under a capital lease was $2.2 million in each of fiscal 2011, 2010 and 2009. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 3 to 10 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting: TJX begins to record rent expense when it takes possession of a store, which is typically 30 to

60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease.

Long-Lived Assets: Presented below is information related to carrying values of our long-lived assets by geographic location:

	January 29,	January 30,	January 31,
Dollars in thousands	2011	2010	2009

United States	$1,657,090	$1,607,733	$1,631,370
TJX Canada	210,693	195,434	178,176
TJX Europe	592,999	483,930	391,658

Total long-lived assets	$2,460,782	$2,287,097	$2,201,204

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

Goodwill totaled $72.2 million as of January 29, 2011, $72.1 million as of January 30, 2010 and $71.8 million as of January 31, 2009. Goodwill is considered to have an indefinite life and accordingly is not amortized. Changes in goodwill are attributable to the effect of exchange rate changes on Winners’ reported goodwill.

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

Goodwill, tradename and trademarks, and the related accumulated amortization if any, are included in the respective operating segment to which they relate.

Impairment of Long-Lived Assets, Goodwill and Tradename: TJX evaluates its long-lived assets and assets with indefinite lives (other than goodwill and tradename) for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable, and at least annually in the fourth quarter of each fiscal year. An impairment exists when the undiscounted cash flow of an asset or asset group is less than the carrying cost of that asset or asset group. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally at the individual store level. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if an impairment exists. The store-by-store evaluations did not indicate any recoverability issues (for any of our continuing operations) during the past three fiscal years. Our decision to close the A.J. Wright chain (see Note C) resulted in the impairment of A.J. Wright’s fixed assets and impairment charges of $83 million are reflected in the A.J. Wright segment.

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

There was no impairment related to our goodwill, tradename or trademarks in fiscal 2011, 2010 or 2009.

Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $249.8 million for fiscal 2011, $227.5 million for fiscal 2010 and $254.0 million for fiscal 2009.

Foreign Currency Translation: TJX’s foreign assets and liabilities are translated into U.S. dollars at fiscal year end exchange rates with resulting translation gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income (loss). Activity of the foreign operations that affect the statements of income and cash flows is translated at average exchange rates prevailing during the fiscal year.

Loss Contingencies: TJX records a reserve for loss contingencies when it is both probable that a loss will be incurred and the amount of the loss is reasonably estimable. TJX evaluates pending litigation and other contingencies at least quarterly and adjusts the reserve for such contingencies for changes in probable and reasonably estimable losses. TJX includes an estimate for related legal costs at the time such costs are both probable and reasonably estimable.

New Accounting Standards: We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note B.	Provision (credit) for Computer Intrusion related costs

TJX has a reserve for its estimate of the remaining probable losses arising from an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. TJX reduced the Provision for Computer Intrusion related costs by $11.6 million in fiscal 2011 and by $30.5 million in fiscal 2009 as a result of negotiations, settlements, insurance proceeds and adjustments in our estimated losses. The reserve balance was $17.3 million at January 29, 2011 and $23.5 million at January 30, 2010. As an estimate, the reserve is subject to uncertainty, actual costs may vary from the current estimate however such variations are not expected to be material.

Note C.	Dispositions and Reserves Related to Former Operations

TJX has disposal activities relating to two businesses during the last three fiscal years.

Consolidation of A.J. Wright: On December 8, 2010, the Board of Directors approved the consolidation of the A.J. Wright division whereby TJX would convert 90 A.J. Wright stores into T.J. Maxx, Marshalls or HomeGoods stores and close the remaining 72 stores, its two distribution centers and home office. TJX has increasingly improved its ability to reach the A.J. Wright customer demographic through T.J. Maxx and Marshalls stores and has seen these stores perform well in markets with these demographics. Even though the A.J. Wright chain was profitable, consolidating the A.J. Wright chain is expected to allow TJX to serve this customer demographic more efficiently, focus TJX’s financial and managerial resources on fewer, larger businesses with higher returns and enhance the growth prospects for TJX overall. All A.J. Wright stores ceased operating by February 13, 2011 with the conversion to other banners expected to be completed by the end of the first half of fiscal 2012. Our fourth quarter segment results for A.J. Wright include impairment charges, severance and termination benefits, estimated lease obligations and other store closing costs as well as operating losses to liquidate store inventory.

The A.J. Wright consolidation is not classified as a discontinued operation due to our expectation that a significant portion of the sales of the A.J. Wright stores will migrate to other TJX stores. Thus the costs incurred in fiscal 2011 relating to the A.J. Wright consolidation are reflected in continuing operations as part of the A.J. Wright segment which reported a segment loss of $130 million for fiscal 2011. The fiscal 2011 segment loss includes the following:

Fixed asset impairment charges—Non cash	$82,589
Severance and termination benefits	25,400
Lease obligations and other closing costs	11,700
Operating losses	10,297

Total segment loss	$129,986

The impairment charges relate to furniture and fixtures and leasehold improvements that will be disposed of and are deemed to have no value, as well as A.J. Wright’s two owned distribution centers. The distribution centers were closed prior to the end of the fiscal year, are being held for sale and were adjusted to fair market value. The impairment charges, severance and termination benefits, lease obligations and other closing costs are included in selling, general and administrative expenses on the consolidated income statement.

In the first half of fiscal 2012, TJX will incur additional store closing costs and operating losses due to the completion of the A.J. Wright store closings as well as the costs to convert the A.J. Wright stores to other TJX banners and grand re-opening costs for those stores. TJX estimates that during fiscal 2012 it will incur additional A.J. Wright segment losses of approximately $65 million, primarily relating to the completion of store operations and lease related obligations and conversion costs and grand re-opening costs of approximately $28 million, which will be reflected in the segments of the new banners into which the stores are converted. The majority of these charges will occur in the first quarter of fiscal 2012.

Sale of Bob’s Stores: In fiscal 2009, TJX sold Bob’s Stores and recorded as a component of discontinued operations a loss on disposal (including expenses relating to the sale) of $19 million, net of tax benefits of $13 million. The net carrying value of Bob’s Stores assets sold was $33 million, which consisted primarily of merchandise inventory of $56 million, offset by merchandise payable of $21 million. The loss on disposal reflects sales proceeds of $7.2 million as well as expenses of $5.8 million relating to the sale. TJX also remains contingently liable on seven of the Bob’s Stores leases.

TJX reclassified the operating results of Bob’s Stores for all periods prior to the sale as a component of discontinued operations. The following table presents the net sales, segment profit (loss) and after-tax loss from operations reclassified to discontinued operations for all periods presented:

January 31,
In thousands	2009

Net sales	$148,040
Segment (loss)	(25,524)
After-tax (loss) from operations	(15,314)

The table below summarizes the pre-tax and after-tax loss from discontinued operations for fiscal 2009:

January 31,
In thousands	2009

(Loss) from discontinued operations before provision for income taxes	$(56,980)
Tax benefits	22,711

(Loss) from discontinued operations, net of income taxes	$(34,269)

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of business operations it has closed, sold or otherwise disposed of. The reserve activity for the last three fiscal years is presented below:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
In thousands	2011	2010	2009

Balance at beginning of year	$35,897	$40,564	$46,076
Additions (reductions) to the reserve charged to net income:
Reduction in reserve for lease related obligations of former operations classified as discontinued operations	(6,000)	—	—
A.J. Wright closing costs	37,100	—	—
Interest accretion	1,475	1,761	1,820
Charges against the reserve:
Lease related obligations	(7,155)	(5,891)	(7,323)
Termination benefits and all other	(6,622)	(537)	(9)

Balance at end of year	$54,695	$35,897	$40,564

In the fourth quarter of fiscal 2011 we reduced our reserve by $6 million to reflect a lower estimated cost for lease obligations for former operations classified as discontinued operations, which was recorded to discontinued operations on the income statement. We also added to the reserve the consolidation costs of the A.J. Wright chain detailed above. The reserve balance as of January 29, 2011 includes approximately $20 million for severance and termination benefits relating to the A.J. Wright consolidation. The lease related obligations reflects our estimation of lease costs, net of estimated subtenant income, and the cost of probable claims against us for liability as an original lessee or guarantor of the leases of former businesses, after mitigation of the number and cost of these lease obligations. The actual net cost of the various lease obligations included in the reserve may differ from our estimate. We estimate that the majority of the former operations reserve will be paid in the next three to five years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

TJX may also be contingently liable on up to 13 leases of BJ’s Wholesale Club, a former TJX business, and up to seven leases of Bob’s Stores, also a former TJX business, in addition to those included in the reserve. The reserve for discontinued operations does not reflect these leases because TJX does not believe that the likelihood of future liability to TJX is probable.

Note D.	Other Comprehensive Income

TJX’s comprehensive income information, net of related tax effects, is presented below:

	Fiscal Year Ended
	January 29,	January 30,
In thousands	2011	2010

Net income	$1,343,141	$1,213,572
Other comprehensive income (loss):
Foreign currency translation adjustments	38,325	76,678
Recognition of prior service cost and deferred gains	5,219	8,191
Recognition of unfunded post retirement obligations	(1,175)	(1,212)

Total comprehensive income	$1,385,510	$1,297,229

Note E.	Capital Stock and Earnings Per Share

Capital Stock: TJX repurchased and retired 27.6 million shares of its common stock at a cost of $1,200.7 million during fiscal 2011. TJX reflects stock repurchases in its financial statements on a “settlement” basis. We had cash expenditures under our repurchase programs of $1,193.4 million in fiscal 2011, $944.8 million in fiscal 2010 and $751.1 million in fiscal 2009. We repurchased 27.4 million shares in fiscal 2011, 26.9 million shares in fiscal 2010 and 24.3 million shares in fiscal 2009. These expenditures were funded primarily by cash generated from operations together, in fiscal 2009, with the proceeds of a debt issuance. In October 2010, TJX completed the $1 billion stock repurchase program authorized in September 2009 under which TJX repurchased 24.1 million shares of common stock. In February 2010, TJX’s Board of Directors approved another stock repurchase program that authorizes the repurchase of up to an additional $1 billion of TJX common stock from time to time. Under this plan, on a “trade date” basis, TJX repurchased 9.0 million shares of common stock at a cost of $405.7 million during fiscal 2011 and $594.3 million remained available at January 29, 2011. All shares repurchased under the stock repurchase programs have been retired.

In February 2011, TJX’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $1 billion of TJX common stock from time to time.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share: The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
Amounts in thousands except per share amounts	2011	2010	2009

			(53 weeks)

Basic earnings per share:
Income from continuing operations	$1,339,530	$1,213,572	$914,886

Weighted average common stock outstanding for basic earnings per share calculation	400,145	417,796	419,076
Basic earnings per share	$3.35	$2.90	$2.18
Diluted earnings per share:
Income from continuing operations	$1,339,530	$1,213,572	$914,886
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	—	1,073	4,653

Income from continuing operations used for diluted earnings per share calculation	$1,339,530	$1,214,645	$919,539

Weighted average common stock outstanding for basic earnings per share calculation	400,145	417,796	419,076
Assumed conversion/exercise of:
Convertible subordinated notes	—	3,901	16,434
Stock options and awards	6,268	5,922	6,745

Weighted average common stock outstanding for diluted earnings per share calculation	406,413	427,619	442,255

Diluted earnings per share	$3.30	$2.84	$2.08

In April 2009, TJX called for the redemption of its zero coupon convertible subordinated notes. There were 462,057 notes with a carrying value of $365.1 million that were converted into 15.1 million shares of TJX common stock at a conversion rate of 32.667 shares per note. TJX paid $2.3 million to redeem the remaining 2,886 notes outstanding that were not converted.

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. No such options were excluded at the end of fiscal 2011. There were 9.5 million options excluded at the end of fiscal 2010 and 5.2 million options were excluded at the end of fiscal 2009.

Note F.	Financial Instruments

As a result of its operating and financing activities TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. When deemed appropriate, TJX seeks to minimize risk from changes in interest and foreign currency exchange rates and fuel costs through the use of derivative financial instruments. Derivative financial instruments are not used for trading or other speculative purposes. TJX does not use leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Effective in the fourth quarter of fiscal 2009, TJX no longer entered into contracts to hedge its net investments in foreign subsidiaries and settled all existing contracts. As a result, there were no net investment contracts as of January 29, 2011 or January 30, 2010.

Interest Rate Contracts: During fiscal 2004, TJX entered into interest rate swaps with respect to $100 million of the $200 million ten-year notes outstanding at that time. Under those interest rate swaps, which settled in December 2009, TJX paid a specific variable interest rate indexed to the six-month LIBOR rate and received a fixed rate applicable to the underlying debt, effectively converting the interest on a portion of the notes from fixed to a floating rate of interest. The interest income/

expense on those swaps was accrued as earned and recorded as an adjustment to the interest expense accrued on the fixed-rate debt. The interest rate swaps were designated as fair value hedges on the underlying debt. The valuation of the swaps resulted in an offsetting fair value adjustment to the debt hedged. Accordingly, current installments of long-term debt were increased by $1.6 million in fiscal 2009. The average effective interest rate on $100 million of the 7.45% unsecured notes, inclusive of the effect of hedging activity, was approximately 4.04% in fiscal 2010 and 6.54% in fiscal 2009.

Diesel Fuel Contracts: During fiscal 2011, TJX entered into agreements to hedge a portion of its notional diesel requirements for fiscal 2012, based on the diesel fuel consumed by independent freight carriers transporting the Company’s inventory. These economic hedges at January 29, 2011 relate to 10% of TJX’s notional diesel requirement in the first quarter of fiscal 2012. These diesel fuel hedge agreements will settle during the first half of fiscal 2012. The fuel hedge agreements outstanding at January 30, 2010 hedged approximately 10% of our notional diesel fuel requirements in the second quarter of fiscal 2011 and 20% of our notional diesel requirement in the third and fourth quarter of fiscal 2011, which settled throughout the year and terminated in February 2011.

Independent freight carriers transporting the Company’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. TJX elected not to apply hedge accounting rules to these contracts. The change in the fair value of the hedge agreements resulted in a gain of $1.2 million in fiscal 2011, a gain of $4.5 million in fiscal 2010 and a loss of $4.9 million in fiscal 2009, all of which are reflected in earnings as a component of cost of sales, including buying and occupancy costs.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made in currencies other than the functional currency of TJX Europe (operating in the United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada) and Marmaxx (U.S.). These contracts are typically twelve months or less in duration. The contracts outstanding at January 29, 2011 cover certain commitments and anticipated needs throughout fiscal 2012. TJX elected not to apply hedge accounting rules to these contracts. The change in the fair value of these contracts resulted in a loss of $6.8 million in fiscal 2011, income of $0.5 million in fiscal 2010 and a loss of $2.3 million in fiscal 2009 and is included in earnings as a component of cost of sales, including buying and occupancy costs.

Until the fourth quarter of fiscal 2009, TJX entered into foreign currency forward and swap contracts in both Canadian dollars and British pounds sterling and accounted for them as hedges of the net investment in and between foreign subsidiaries or cash flow hedges of Winners’ long-term intercompany debt. TJX applied hedge accounting to these hedge contracts of our investment in foreign subsidiaries, and changes in fair value of these contracts, as well as gains and losses upon settlement, were recorded in accumulated other comprehensive income, offsetting changes in the cumulative foreign translation adjustments of the foreign subsidiaries. The change in fair value of the contracts designated as hedges of the investment in foreign subsidiaries resulted in a gain of $68.8 million, net of income taxes, in fiscal 2009. The ineffective portion of the net investment hedges resulted in pre-tax charges to the income statement of $2.2 million in fiscal 2009. The change in the cumulative foreign currency translation adjustment resulted in a loss of $38.3 million, net of income taxes, in fiscal 2011, a loss of $76.7 million, net of income taxes, in fiscal 2010, and a gain of $171.2 million, net of income taxes, in fiscal 2009. Amounts included in other comprehensive income relating to cash flow hedges were reclassified to earnings as the underlying exposure on the debt had an impact on earnings. The net amount reclassified from other comprehensive income to the income statement in fiscal 2009 related to cash flow hedges was $0.7 million, net of income taxes.

TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in selling, general and administrative expenses and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in selling, general and administrative expenses. The net impact on the income statement of hedging activity related to these intercompany payables was income of $0.1 million in fiscal 2011, income of $3.7 million in fiscal 2010 and expense of $1.7 million in fiscal 2009.

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 29, 2011:

										Net Fair
										Value in
					Blended	Balance		Current	Current	US$ at
					Contract	Sheet		Asset	(Liability)	January 29,
In thousands	Pay		Receive		Rate	Location		US$	US$	2011

Fair value hedges:
Intercompany balances, primarily short-term debt and related interest		€25,000		£21,265	0.8506	(Accrued Exp	)	$—	$(278)	$(278)
		€50,442	US$	66,363	1.3156	(Accrued Exp	)	—	(1,944)	(1,944)
	US$	85,894		£55,000	0.6403	Prepaid Exp/ (Accrued Exp	)	1,008	(77)	931
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 2.1M gal		Float on 2.1M gal	N/A	Prepaid Exp		746	—	746
Merchandise purchase commitments
	C$	403,031	US$	399,036	0.9901	Prepaid Exp/ (Accrued Exp	)	678	(2,938)	(2,260)
	C$	4,951		€3,700	0.7473	Prepaid Exp/ (Accrued Exp	)	102	(10)	92
		£42,813	US$	66,900	1.5626	(Accrued Exp	)	—	(986)	(986)
		£28,465		€33,900	1.1909	Prepaid Exp		976	—	976
	US $	420		€312	0.7429	Prepaid Exp		4	—	4

Total fair value of financial instruments								$3,514	$(6,233)	$(2,719)

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 30, 2010:

										Net Fair
										Value in
					Blended	Balance		Current	Current	US$ at
					Contract	Sheet		Asset	(Liability)	January 30,
In thousands	Pay		Receive		Rate	Location		US$	US$	2010

Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 260K- 520K gal per month		Floating on 260K- 520K gal per month	N/A	(Accrued Exp	)	—	(442)	(442)
Merchandise purchase commitments
	C$	220,244	US$	210,476	0.9556	Prepaid Exp		4,719	—	4,719
	C$	2,264		€1,450	0.6406	(Accrued Exp	)	—	(105)	(105)
		£19,000	US$	31,307	1.6477	Prepaid Exp		923	—	923
		£16,074		€17,910	1.1142	(Accrued Exp	)	—	(882)	(882)
	US$	1,175		€818	0.6962	(Accrued Exp	)	—	(42)	(42)

Total fair value of all financial instruments								$5,642	$(1,471)	$4,171

The impact of derivative financial instruments on the statements of income during fiscal 2011 and fiscal 2010 are as follows:

		Amount of Gain (Loss)
		Recognized in Income by
	Location of Gain	Derivative
	(Loss) Recognized in	January 29,	January 30,
In thousands	Income by Derivative	2011	2010

Fair value hedges:
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	$—	$1,092
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	—	1,422
Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	2,551	(9,249)
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Cost of sales, including buying and occupancy costs	1,188	4,490
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(6,786)	494

Gain (loss) recognized in income		$(3,047)	$(1,751)

Note G.	Disclosures about Fair Value of Financial Instruments

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	January 29,	January 30,
In thousands	2011	2010

Level 1
Assets:
Executive savings plan investments	$73,925	$55,404
Level 2
Assets:
Short-term investments	$76,261	$130,636
Foreign currency exchange contracts	2,768	5,642
Diesel fuel contracts	746	—
Liabilities:
Foreign currency exchange contracts	$6,233	$1,029
Diesel fuel contracts	—	442

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of long-term debt at January 29, 2011 was $881.7 million compared to a carrying value of $774.4 million. The fair value of long-term debt as of January 30, 2010 was $862.3 million compared to a carrying value of $774.3 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

TJX’s cash equivalents are stated at cost, which approximates fair value, due to the short maturities of these instruments.

Investments designed to meet obligations under the executive savings plan are invested in securities traded in active markets and are recorded at unadjusted quoted prices.

The foreign currency exchange contracts are valued using broker quotations which include observable market information. TJX does not make adjustments to quotes or prices obtained from brokers or pricing services but does assess the credit risk of counterparties and will adjust final valuations when appropriate. Where independent pricing services provide fair values, TJX obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within level 2.

Note H.	Segment Information

At January 29, 2011, TJX operated five business segments: three in the United States and one each in Canada and Europe. Each of TJX’s segments had its own administrative, buying and merchandising organization and distribution network. Of the U.S. based chains, T.J. Maxx and Marshalls, referred to as Marmaxx, are managed together and reported as a single segment and A.J. Wright and HomeGoods each is reported as a separate segment. As a result of the consolidation of A.J. Wright, it will cease to be a business segment after fiscal 2012 (see Note C). Outside the U.S., chains in Canada (Winners, HomeSense and StyleSense) are under common management and reported as the TJX Canada segment, and chains in Europe (T.K. Maxx and HomeSense) are under common management and reported as the TJX Europe segment.

For fiscal 2011, TJX Canada and TJX Europe accounted for 23% of TJX’s net sales, 18% of segment profit and 23% of consolidated assets. All of our stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. The HomeGoods and HomeSense stores offer exclusively home fashions. By merchandise category, we derived approximately 61% of our sales from clothing (including footwear), 26% from home fashions and 13% from jewelry and accessories in fiscal 2011.

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

Presented below is selected financial information related to our business segments:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
In thousands	2011	2010	2009

			(53 weeks)

Net sales:
In the United States
Marmaxx	$14,092,159	$13,270,863	$12,362,122
HomeGoods	1,958,007	1,794,409	1,578,286
A.J. Wright(1)	888,364	779,811	677,597
TJX Canada	2,510,201	2,167,912	2,139,443
TJX Europe	2,493,462	2,275,449	2,242,057

	$21,942,193	$20,288,444	$18,999,505

Segment profit (loss):
In the United States
Marmaxx	$1,875,951	$1,588,452	$1,155,838
HomeGoods	186,535	137,525	42,370
A.J. Wright(1)	(129,986)	12,565	2,862
TJX Canada	351,989	254,974	236,086
TJX Europe	75,849	163,969	137,612

	2,360,338	2,157,485	1,574,768
General corporate expense	168,659	166,414	140,037
Provision (credit) for Computer Intrusion related costs	(11,550)	—	(30,500)
Interest expense, net	39,137	39,509	14,291

Income from continuing operations before provision for income taxes	$2,164,092	$1,951,562	$1,450,940

Identifiable assets:
In the United States
Marmaxx	$3,625,780	$3,340,745	$3,538,663
HomeGoods	427,162	415,230	455,045
A.J. Wright(1)	71,194	269,190	242,657
TJX Canada	726,781	762,338	609,363
TJX Europe	1,088,399	861,122	675,283
Corporate(2)	2,032,447	1,815,352	657,231

	$7,971,763	$7,463,977	$6,178,242

Capital expenditures:
In the United States
Marmaxx	$360,296	$214,308	$328,965
HomeGoods	46,608	25,769	47,519
A.J. Wright(1)	29,135	34,285	19,098
TJX Canada	66,391	38,960	61,486
TJX Europe	204,704	115,960	122,902
Discontinued operations(3)	—	—	2,962

	$707,134	$429,282	$582,932

	Fiscal Year Ended
	January 29,	January 30,	January 31,
In thousands	2011	2010	2009

			(53 weeks)

Depreciation and amortization:
In the United States
Marmaxx	$272,037	$262,901	$241,940
HomeGoods	35,129	32,876	28,892
A.J. Wright(1)	18,981	19,542	16,298
TJX Canada	54,815	49,105	43,527
TJX Europe	74,868	67,783	59,949
Discontinued operations(3)	—	—	2,610
Corporate(4)	2,222	3,011	8,491

	$458,052	$435,218	$401,707

(1)	On December 8, 2010, the Board of Directors of TJX approved the consolidation of the A.J. Wright segment. All stores ceased operating under the A.J. Wright banner by February 13, 2011 with the conversion process expected to be completed by the end of the second quarter of fiscal 2012 (see Note C).

(2)	Corporate identifiable assets consist primarily of cash, receivables, prepaid insurance, a note receivable, ESP trust, deferred taxes and reflects a significant increase in cash from fiscal 2009 to fiscal 2010.

(3)	Reflects activity of Bob’s Stores through the date of sale in fiscal 2009 (see Note C).

(4)	Includes debt discount accretion and debt expense amortization.

Note I.	Stock Incentive Plan

TJX has a stock incentive plan under which options and other share-based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all stock compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, provides for the issuance of up to 160.9 million shares with 16.9 million shares available for future grants as of January 29, 2011. TJX issues shares from authorized but unissued common stock.

Total compensation cost related to share-based compensation was $37.7 million, net of income taxes of $21.1 million, in fiscal 2011, $33.5 million, net of income taxes of $21.6 million, in fiscal 2010 and $31.2 million, net of income taxes of $20.1 million, in fiscal 2009.

As of January 29, 2011, there was $108.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of two years.

Options for the purchase of common stock have been granted at 100% of market price on the grant date and generally vest in thirds over a three-year period starting one year after the grant, and have a ten-year term.

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2011	2010	2009

Risk-free interest rate	1.57%	2.49%	2.96%
Dividend yield	1.5%	1.3%	1.3%
Expected volatility factor	32.3%	37.3%	33.9%
Expected option life in years	5.0	5.0	4.8
Weighted average fair value of options issued	$10.84	$12.27	$10.46

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

Stock Options: A summary of the status of TJX’s stock options and related Weighted Average Exercise Prices (“WAEP”) is presented below (shares in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Options	WAEP	Options	WAEP	Options	WAEP

						(53 weeks)

Outstanding at beginning of year	27,975	$27.92	31,773	$24.83	35,153	$22.17
Granted	4,947	41.13	4,877	37.74	5,199	35.02
Exercised and repurchased	(7,368)	24.45	(8,012)	21.30	(7,533)	19.08
Forfeitures	(507)	35.19	(663)	31.79	(1,046)	27.59

Outstanding at end of year	25,047	$31.41	27,975	$27.92	31,773	$24.83

Options exercisable at end of year	15,613	$26.79	18,372	$24.01	21,664	$21.56

Included in the exercised and repurchased amount in the table above are approximately 77,000 options that were repurchased from optionees by TJX during fiscal 2009. There were no such option repurchases during fiscal 2011 or fiscal 2010. Cash paid for such repurchased options amounted to $0.7 million in fiscal 2009.

The total intrinsic value of options exercised was $143.3 million in fiscal 2011, $109.2 million in fiscal 2010 and $108.1 million in fiscal 2009.

The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable at January 29, 2011:

			Weighted	Weighted
		Aggregate	Average	Average
		Intrinsic	Remaining	Exercise
In thousands except years and per share amounts	Shares	Value	Contract Life	Price

Options outstanding expected to vest	8,766	$76,623	9.0 years	$38.97
Options exercisable	15,613	$408,345	5.3 years	$26.79

Total outstanding options vested and expected to vest	24,379	$484,968	6.6 years	$31.17

Options outstanding expected to vest represents total unvested options of 9.4 million adjusted for anticipated forfeitures.

Performance-Based Restricted Stock and Other Awards: TJX has issued performance-based restricted and deferred stock awards under the Stock Incentive Plan which are issued at no cost to the recipient of the award and are subject to achievement of specified performance criteria for a period of one to three fiscal years. The grant date fair value of the award is charged to income ratably over the requisite service period during which the recipient must remain employed. The fair value of the awards is determined at date of grant and assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

A summary of the status of our nonvested performance-based restricted stock and changes during fiscal 2011 is presented below:

	Performance	Weighted
	Based	Average
	Restricted	Grant Date
Shares in thousands	Stock	Fair Value

Nonvested at beginning of year	641	$27.30
Granted	621	46.17
Vested	(259)	27.06
Forfeited	(32)	35.11

Nonvested at end of year	971	$39.18

There were 621,000 shares of performance-based restricted stock, with a weighted average grant date fair value of $46.17, granted in fiscal 2011; 470,000 shares of performance-based restricted stock, with a weighted average grant date fair value of $25.91, granted in fiscal 2010; and 173,000 shares with a weighted average grant date fair value of $33.49 were granted in fiscal 2009. The fair value of performance-based restricted stock that vested was $7.0 million in fiscal 2011, $6.7 million in fiscal 2010 and $5.9 million in fiscal 2009.

TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. The outside directors are awarded two annual deferred share awards, each representing shares of TJX common stock valued at $50,000. One award vests immediately and is payable, with accumulated dividends, in stock at the earlier of separation from service as a director or change of control. The second award vests based on service as a director until the annual meeting that follows the award and is payable, with accumulated dividends, in stock at vesting date, unless an irrevocable advance election is made whereby it is payable at the same time as the first award. As of the end of fiscal 2011, a total of 157,619 deferred shares were outstanding under the plan.

Note J.	Pension Plans and Other Retirement Benefits

Pension: TJX has a funded defined benefit retirement plan which covered a majority of its full-time U.S. employees hired prior to February 1, 2006. As a result of an amendment to the plan, employees hired after February 1, 2006 do not participate in this plan but are eligible to receive enhanced employer contributions to their 401(k) plans. This plan amendment has not had a material impact on pension expense in the periods presented, but is expected to reduce net periodic pension costs gradually due to a reduction in the number of participants. Employees who had attained twenty-one years of age and completed one year of service prior to amendment were, and remain, covered under the plan. No employee contributions are required, and benefits are based principally on compensation earned in each year of service. Our funded defined benefit retirement plan assets are invested in domestic and international equity and fixed income securities, both directly and through investment funds. The plan does not invest in the securities of TJX. TJX also has an unfunded supplemental retirement plan which covers certain key employees and provides additional retirement benefits based on average compensation for certain of those employees or, alternatively based on benefits that would be provided under the funded retirement plan absent Internal Revenue Code limitations.

Presented below is financial information relating to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the fiscal years indicated:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended
	January 29,	January 30,	January 29,	January 30,
In thousands	2011	2010	2011	2010

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$580,203	$492,413	$51,727	$55,463
Service cost	32,142	30,049	1,202	876
Interest cost	34,429	31,320	2,682	2,923
Actuarial losses (gains)	34,246	39,931	(2,727)	7,686
Settlements	—	—	—	(12,156)
Benefits paid	(12,662)	(11,403)	(3,358)	(3,065)
Expenses paid	(2,002)	(2,107)	—	—

Projected benefit obligation at end of year	$666,356	$580,203	$49,526	$51,727

Accumulated benefit obligation at end of year	$614,584	$532,276	$43,229	$41,855

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended
	January 29,	January 30,	January 29,	January 30,
In thousands	2011	2010	2011	2010

Change in plan assets:
Fair value of plan assets at beginning of year	$508,420	$314,212	$—	$—
Actual return on plan assets	69,835	75,018	—	—
Employer contribution	100,000	132,700	3,358	15,221
Benefits paid	(12,662)	(11,403)	(3,358)	(3,065)
Settlements	—	—	—	(12,156)
Expenses paid	(2,002)	(2,107)	—	—

Fair value of plan assets at end of year	$663,591	$508,420	$—	$—

Reconciliation of funded status:
Projected benefit obligation at end of year	$666,356	$580,203	$49,526	$51,727
Fair value of plan assets at end of year	663,591	508,420	—	—

Funded status—excess obligation	$2,765	$71,783	$49,526	$51,727

Net liability recognized on consolidated balance sheets	$2,765	$71,783	$49,526	$51,727

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$—	$—	$12	$93
Accumulated actuarial losses	149,034	155,752	9,483	13,152

Amounts included in accumulated other comprehensive income (loss)	$149,034	$155,752	$9,495	$13,245

The consolidated balance sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $52.3 million at January 29, 2011 is reflected on the balance sheet as of that date as a current liability of $2.8 million and a long-term liability of $49.5 million.

The combined net accrued liability of $123.5 million at January 30, 2010 is reflected on the balance sheet as of that date as a current liability of $3.8 million and a long-term liability of $119.7 million.

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2012 for both the funded and unfunded plan is immaterial. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2012 is $9.3 million for the funded plan and $0.8 million for the unfunded plan.

Weighted average assumptions for measurement purposes for determining the obligation at the year end measurement date:

	Funded Plan		Unfunded Plan
	Fiscal Year Ended		Fiscal Year Ended
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010

Discount rate	5.75%	6.00%	5.25%	5.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

TJX determines the assumed discount rate using the Citigroup Pension Liability Index. TJX develops its long-term rate of return assumption by evaluating input from professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions.

TJX made aggregate cash contributions of $103.4 million in fiscal 2011, $147.9 million in fiscal 2010 and $2.8 million in fiscal 2009 to the defined benefit retirement plan and to fund current benefit and expense payments under the unfunded plan. The cash contributions made in fiscal 2009 were solely to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the qualified defined benefit plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target) or such other amount sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. As a result of funding in fiscal 2011, we do not anticipate any required funding in fiscal 2012 for the defined benefit retirement plan. We anticipate making contributions of $3.9 million to fund current benefit and expense payments under the unfunded plan in fiscal 2012.

Following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to our pension plans:

	Funded Plan			Unfunded Plan
	Fiscal Year Ended			Fiscal Year Ended
	January 29,	January 30,	January 31,	January 29,	January 30,	January 31,
Dollars in thousands	2011	2010	2009	2011	2010	2009

			(53 weeks)			(53 weeks)

Net periodic pension cost:
Service cost	$32,142	$30,049	$30,406	$1,202	$876	$1,069
Interest cost	34,429	31,320	28,711	2,682	2,923	3,366
Expected return on plan assets	(40,043)	(28,222)	(34,369)	—	—	—
Settlement costs	—	—	—	—	2,447	—
Amortization of prior service cost	—	15	43	81	125	124
Amortization of net actuarial loss	11,172	13,656	—	941	1,045	1,270

Net periodic pension cost	$37,700	$46,818	$24,791	$4,906	$7,416	$5,829

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	$4,454	$(6,866)	$142,186	$(2,727)	$7,686	$2,252
Settlement costs	—	—	—	—	(2,447)	—
Amortization of net (loss)	(11,172)	(13,656)	—	(941)	(1,045)	(1,270)
Amortization of prior service cost	—	(15)	(44)	(81)	(125)	(125)

Total recognized in other comprehensive income	$(6,718)	$(20,537)	$142,142	$(3,749)	$4,069	$857

Total recognized in net periodic benefit cost and other comprehensive income	$30,982	$26,281	$166,933	$1,157	$11,485	$6,686

Weighted average assumptions for expense purposes:
Discount rate	6.00%	6.50%	6.50%	5.75%	6.50%	6.25%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

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

Following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Funded Plan	Unfunded Plan
In thousands	Expected Benefit Payments	Expected Benefit Payments

Fiscal Year
2012	$17,537	$3,909
2013	20,055	3,532
2014	22,794	3,260
2015	25,672	3,194
2016	28,666	2,218
2017 through 2021	196,802	20,855

The following table presents the fair value hierarchy for pension and postretirement assets measured at fair value on a recurring basis as of January 29, 2011:

	Funded Plan
In thousands	Level 1	Level 2	Level 3	Total

Asset category:
Short-term investments	$108,414	$—	$—	$108,414
Equity Securities:
Domestic equity	83,793	—	—	83,793
International equity	37,016	—	—	37,016
Fixed Income Securities:
Corporate and government bond funds	—	25,968	—	25,968
Common/Collective Trusts	—	381,691	16,100	397,791
Limited Partnerships	—	—	10,609	10,609

Fair value of plan assets	$229,223	$407,659	$26,709	$663,591

The following table presents the fair value hierarchy for pension and postretirement assets measured at fair value on a recurring basis as of January 30, 2010:

	Funded Plan
In thousands	Level 1	Level 2	Level 3	Total

Asset category:
Short-term investments	$85,511	$—	$—	$85,511
Equity Securities:
Domestic equity	43,950	—	—	43,950
International equity	33,784	—	—	33,784
Fixed Income Securities:
Corporate and government bond funds	—	21,787	—	21,787
Common/Collective Trusts	—	295,792	19,817	315,609
Limited Partnerships	—	—	7,779	7,779

Fair value of plan assets	$163,245	$317,579	$27,596	$508,420

The following table presents a reconciliation of level 3 plan assets measured at fair value for the year ended January 29, 2011:

In thousands	Common/Collective Trusts	Limited Partnerships

Balance as of January 31, 2009	$35,200	$14,264
Earned income, net of management expenses	(261)	(570)
Unrealized (loss) on investment	(294)	(6,615)
Purchases, sales, issuances and settlements, net	(14,828)	700

Balance as of January 30, 2010	19,817	7,779
Earned income, net of management expenses	(269)	(416)
Unrealized gain on investment	2,233	2,896
Purchases, sales, issuances and settlements, net	(5,681)	350

Balance as of January 29, 2011	$16,100	$10,609

Pension plan assets are reported at fair value. Investments in equity securities traded on a national securities exchange are valued at the composite close price, as reported in the Wall Street Journal, as of the financial statement date. This information is provided by the independent pricing services IDC, Bloomberg and Reuters.

Certain corporate and government bonds are valued at the closing price reported in the active market in which the bond is traded. Other bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks. All bonds are priced by IDC, JP Morgan and Reuters.

The investments in the limited partnerships are stated at the fair value of the Plan’s partnership interest based on information supplied by the partnerships as compared to financial statements of the limited partnership or other fair value information as determined by management. Any cash equivalents or short-term investments are stated at cost which approximates fair value.

The fair value of the investments in the Common/Collective trusts is determined based on net asset value as reported by their fund managers.

The following is a summary of our target allocation for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation for
		Fiscal Year Ended
		January 29,	January 30,
	Target Allocation	2011	2010

Equity securities	50%	43%	47%
Fixed income	50%	41%	37%
All other—primarily cash	—	16%	16%

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

TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees and a similar type plan for eligible employees in Puerto Rico. Assets under the plans totaled $776.0 million as of December 31, 2010 and $676.4 million as of December 31, 2009 and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay, subject to limitation. TJX matches employee contributions, up to 5% of eligible pay, at rates ranging from 25% to 50%, based upon TJX’s performance and makes discretionary contributions from time to time. Employees hired after February 1, 2006 are eligible for participation in the savings plans with an enhanced matching formula beginning five years after hire date. TJX contributed $13.9 million in fiscal 2011, $13.3 million in fiscal 2010 and $8.6 million in fiscal 2009 to the employee savings plans. Employees cannot invest their contributions in the TJX stock fund option in the plans, and may elect to invest up to only 50% of TJX’s contribution in the TJX stock fund. The TJX stock fund has no other trading restrictions. The TJX stock fund represents 4.7% of plan investments at December 31, 2010, 4.5% at December 31, 2009 and 3.3% at December 31, 2008.

TJX also has a nonqualified savings plan for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $2.4 million in fiscal 2011, $1.9 million in fiscal 2010 and $425,432 in fiscal 2009. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

In addition to the plans described above, TJX also maintains retirement/deferred savings plans for eligible associates at its foreign subsidiaries. We contributed $5.2 million for these plans in fiscal 2011, $4.6 million for these plans in fiscal 2010 and $4.2 million in fiscal 2009.

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

TJX paid $233,000 of benefits in fiscal 2011 and will pay similar amounts over the next several years. The post retirement medical liability as of January 29, 2011 is estimated at $1.5 million, of which $1.3 million is included in non-current liabilities on the balance sheet.

The amendment to plan benefits in fiscal 2006 resulted in a negative plan amendment of $46.8 million which is being amortized into income over the average remaining life of the active plan participants. The unamortized balance of $23.3 million as of January 29, 2011 is included in accumulated other comprehensive income (loss) of which $3.8 million will be amortized into income in fiscal 2012. During fiscal 2011, there was a pre-tax net benefit of $3.4 million reflected in the income statement as it relates to this post retirement medical plan.

Note K.	Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of January 29, 2011 and January 30, 2010. All amounts are net of unamortized debt discounts. Capital lease obligations are separately presented in Note M.

	January 29,	January 30,
In thousands	2011	2010

General corporate debt:
4.20% senior unsecured notes, maturing August 15, 2015 (effective interest rate of 4.20% after reduction of unamortized debt discount of $24 and $29 in fiscal 2011 and 2010, respectively)	$399,976	$399,971
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $576 and $646 in fiscal 2011 and 2010, respectively)	374,424	374,354

Long-term debt, exclusive of current installments	$774,400	$774,325

The aggregate maturities of long-term debt, exclusive of current installments at January 29, 2011 are as follows:

Long-Term
In thousands	Debt

Fiscal Year
2013	$—
2014	—
2015	—
2016	400,000
Later years	375,000
Less amount representing unamortized debt discount	(600)

Aggregate maturities of long-term debt, exclusive of current installments	$774,400

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

In May 2010, TJX entered into a $500 million three-year revolving credit facility with similar terms and provisions as the $500 million facility it replaced, updated for market pricing. As of January 29, 2011, TJX also had a $500 million five-year revolving credit facility maturing in May 2011. The three-year agreement requires the payment of 17.5 basis points annually on the unused committed amount. The five-year agreement maturing in May 2011 requires the payment of six basis points annually on the committed amount (whether used or unused). There were no U.S. short-term borrowings outstanding during fiscal 2011. The maximum amount of our U.S. short-term borrowings outstanding was $165 million during fiscal 2010. Both of these agreements have no compensating balance requirements, have various covenants including a requirement of a specified ratio of debt to earnings, and serve as back up to TJX’s commercial paper program. There were no outstanding amounts under these credit facilities as of January 29, 2011 or January 30, 2010.

As of January 29, 2011 and January 30, 2010, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of January 29, 2011 and January 30, 2010, there were no amounts outstanding on the Canadian credit line for operating expenses and there were no short-term borrowings during fiscal 2011 or fiscal 2010. As of January 29, 2011, TJX Europe had a credit line of £20 million. There were no outstanding borrowings on this U.K. credit line as of January 29, 2011 and January 30, 2010. The maximum amount outstanding under this U.K. line was £1.0 million in fiscal 2011 and £1.9 million in fiscal 2010.

Note L.	Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
In thousands	2011	2010	2009

			(53 weeks)

Current:
Federal	$510,629	$465,799	$259,857
State	113,573	104,621	27,376
Foreign	105,489	114,195	97,976
Deferred:
Federal	91,568	54,544	126,816
State	1,731	1,773	23,955
Foreign	1,572	(2,942)	74

Provision for income taxes	$824,562	$737,990	$536,054

Income from continuing operations before income taxes includes foreign pre-tax income of $354.2 million in fiscal 2011, $342.3 million in fiscal 2010, and $292.6 million in fiscal 2009.

TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
	January 29,	January 30,
In thousands	2011	2010

Deferred tax assets:
Foreign tax credit carryforward	$43,088	$89,796
Reserve for former operations	17,641	11,813
Pension, stock compensation, postretirement and employee benefits	214,578	253,926
Leases	39,567	39,635
Foreign currency and hedging	3,973	3,743
Computer Intrusion reserve	6,285	8,722
Other	61,421	88,447

Total deferred tax assets	$386,553	$496,082

Deferred tax liabilities:
Property, plant and equipment	$274,725	$274,937
Capitalized inventory	45,871	44,079
Tradename	42,873	42,873
Undistributed foreign earnings	183,906	193,252
Other	15,011	10,926

Total deferred tax liabilities	$562,386	$566,067

Net deferred tax (liability)	$(175,833)	$(69,985)

The fiscal 2011 net deferred tax liability is presented on the balance sheet as a current asset of $66.1 million and a non-current liability of $241.9 million. The fiscal 2010 net deferred tax liability is presented on the balance sheet as a current asset of $122.5 million and a non-current liability of $192.4 million. TJX has provided for deferred U.S. taxes on all undistributed earnings from its Winners Canadian subsidiary, its Marshalls Puerto Rico subsidiary and its Italian subsidiary through January 29, 2011. All earnings of TJX’s other foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings. The net deferred tax liability summarized above includes deferred taxes relating to temporary differences at our foreign operations and amounted to a $20.1 million net liability as of January 29, 2011, and $18.9 million net liability as of January 30, 2010.

TJX established valuation allowances against certain deferred tax assets, primarily related to state tax net operating losses, which may not be realized in future years. The amount of the valuation allowances was $4.9 million as of January 29, 2011 and $3.9 million as of January 30, 2010.

TJX’s worldwide effective income tax rate was 38.1% for fiscal 2011, 37.8% for fiscal 2010 and 36.9% for fiscal 2009. The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	4.1	4.3	2.8
Impact of foreign operations	(0.5)	(0.6)	(0.1)
All Other	(0.5)	(0.9)	(0.8)

Worldwide effective income tax rate	38.1%	37.8%	36.9%

The increase in TJX’s effective income tax rate for fiscal 2011 as compared to fiscal 2010 is primarily attributed to the effects of repatriation of cash from Europe and the increase in state tax reserves, partially offset by the finalization of an advance pricing agreement between Canada and the United States and a favorable Canadian court ruling regarding withholding taxes. The increase in our effective income tax rate for fiscal 2010 as compared to fiscal 2009 is primarily attributed to the favorable impact in fiscal 2009 of a $19 million reduction in the reserve for uncertain tax positions arising from the settlement of several state tax audits. The absence of this fiscal 2009 benefit increased the effective income tax rate in fiscal 2010 by 1.3 percentage points, partially offset by a reduction in the effective income tax rate related to foreign income.

In the first quarter of fiscal 2008, TJX adopted the tax accounting provisions for recognizing and measuring tax positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. TJX had net unrecognized tax benefits of $122.9 million as of January 29, 2011, $121.0 million as of January 30, 2010 and $129.9 million as of January 31, 2009.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
In thousands	2011	2010	2009

Balance at beginning of year	$191,741	$202,543	$232,859
Additions for uncertain tax positions taken in current year	3,968	59,301	59,807
Additions for uncertain tax positions taken in prior years	23,730	1,444	1,848
Reductions for uncertain tax positions taken in prior years	(92,483)	(53,612)	(80,959)
Reductions resulting from lapse of statute of limitations	(1,123)	(3,267)	(2,002)
Settlements with tax authorities	(2,739)	(14,668)	(9,010)

Balance at end of year	$123,094	$191,741	$202,543

Included in the gross amount of unrecognized tax benefits are items that will not impact future effective tax rates upon recognition. These items amount to $11.0 million as of January 29, 2011, $57.6 million as of January 30, 2010 and $49.3 million as of January 31, 2009.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $1.9 million for the year ended January 29, 2011, $7.6 million for the year ended January 30, 2010 and $15.3 million for the year ended January 31, 2009. The accrued amounts for interest and penalties are $34.6 million as of January 29, 2011, $50.6 million as of January 30, 2010 and $51.1 million as of January 31, 2009.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of January 29, 2011. During the next twelve months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $1.0 million to $49.0 million.

Note M.	Commitments

TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of our leases are store operating leases with a ten-year initial term and options to extend for one or more five-year periods. TJX Europe generally enters leases for ten to fifteen years with five-or ten-year kick-out options. Many of our leases contain escalation clauses and some contain early termination penalties. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These expenses in the aggregate were approximately one-third of the total minimum rent in fiscal 2011, fiscal 2010 and fiscal 2009.

Following is a schedule of future minimum lease payments for continuing operations as of January 29, 2011:

	Capital	Operating
In thousands	Lease	Leases

Fiscal Year
2012	$3,897	$1,092,709
2013	3,912	1,022,364
2014	3,912	915,656
2015	3,912	794,253
2016	3,586	670,437
Later years	—	2,304,674

Total future minimum lease payments	19,219	$6,800,093

Less amount representing interest	3,375

Net present value of minimum capital lease payments	$15,844

The capital lease relates to a 283,000-square-foot portion of TJX’s home office facility. Rental payments commenced June 1, 2001, and we recognized a capital lease asset and related obligation equal to the present value of the lease payments of $32.6 million.

Rental expense under operating leases for continuing operations amounted to $1,031.4 million for fiscal 2011, $962.0 million for fiscal 2010 and $936.6 million for fiscal 2009. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $12.0 million in fiscal 2011, $13.0 million in fiscal 2010 and $8.3 million in fiscal 2009. Sublease income was $1.2 million in fiscal 2011, $1.3 million in fiscal 2010 and $2.1 million in fiscal 2009. The total net present value of TJX’s minimum operating lease obligations approximated $5,572.6 million as of January 29, 2011.

TJX had outstanding letters of credit totaling $39.1 million as of January 29, 2011 and $37.6 million as of January 30, 2010. Letters of credit are issued by TJX primarily for the purchase of inventory.

Note N.	Accrued Expenses and Other Liabilities, Current and Long Term

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
	January 29,	January 30,
In thousands	2011	2010

Employee compensation and benefits, current	$375,013	$394,070
Computer Intrusion	17,340	23,481
Reserve for former operations — short term	30,598	—
Rent, utilities and occupancy, including real estate taxes	164,459	152,997
Merchandise credits and gift certificates	167,675	146,464
Insurance	39,518	39,302
Sales tax collections and V.A.T. taxes	93,234	97,167
All other current liabilities	460,114	394,521

Accrued expenses and other current liabilities	$1,347,951	$1,248,002

All other current liabilities include accruals for advertising, property additions, dividends, freight, interest, reserve for sales returns, purchased services, and other items, each of which are individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
	January 29,	January 30,
In thousands	2011	2010

Employee compensation and benefits, long term	$209,042	$254,503
Reserve for former operations — long term	24,097	35,897
Accrued rent	165,284	151,006
Landlord allowances	76,236	57,693
Tax reserve, long term	179,758	181,740
Long-term liabilities — other	54,904	16,260

Other long-term liabilities	$709,321	$697,099

Note O.	Contingent Obligations and Contingencies

Contingent Obligations: TJX has contingent obligations on leases, for which it was a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, we have assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of former businesses for which we have reserved, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material adverse impact on our financial condition, results of operations or cash flows. We do not generally have sufficient information about these leases to estimate our potential contingent obligations under them, which could be triggered in the event that one or more of the current tenants does not fulfill their obligations related to one or more of these leases.

TJX also has contingent obligations in connection with some assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations that we would expect to sublet, if the subtenants did not fulfill their obligations, is approximately $75 million as of January 29, 2011. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors.

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

Contingencies: TJX is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. Among these, TJX is a defendant in several lawsuits filed in federal and state courts in California, New York and

Texas purportedly brought as class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour statutes, including alleged misclassification of positions as exempt from overtime and alleged entitlement to additional wages for alleged off-the-clock work by hourly employees. The lawsuits seek unspecified monetary damages, injunctive relief and attorneys’ fees. TJX is vigorously defending these claims. At this time, TJX is not able to predict the outcome of these lawsuits or the amount of any loss that may arise from them.

Note P.	Supplemental Cash Flows Information

The cash flows required to satisfy contingent obligations of the discontinued operations as discussed in Note C, are classified as a reduction in cash provided by continuing operations. There are no remaining operating activities relating to these operations.

TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
In thousands	2011	2010	2009

			(53 weeks)

Cash paid for:
Interest on debt	$48,501	$30,638	$28,269
Income taxes	787,273	494,169	449,916
Changes in accrued expenses due to:
Dividends payable	$9,675	$3,829	$6,945
Property additions	14,568	37,060	(19,829)
Non-cash investing and financing activity:
Conversion of zero coupon convertible notes	$—	$365,088	$—

There were no non-cash financing or investing activities during fiscal 2011 and fiscal 2009.

Note Q.	Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly consolidated financial data for fiscal 2011 and fiscal 2010 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	First	Second	Third	Fourth
In thousands except per share amounts	Quarter	Quarter	Quarter	Quarter

Fiscal Year Ended January 29, 2011
Net sales	$5,016,540	$5,068,080	$5,525,847	$6,331,726
Gross earnings(1)	1,367,866	1,348,870	1,519,443	1,665,553
Income from continuing operations(2)	331,434	304,984	372,309	330,803
Net income(3)	331,434	304,984	372,309	334,414
Income from continuing operations
Basic earnings per share	0.81	0.76	0.94	0.84
Diluted earnings per share	0.80	0.74	0.92	0.83
Net income
Basic earnings per share	0.81	0.76	0.94	0.85
Diluted earnings per share	0.80	0.74	0.92	0.84
Fiscal Year Ended January 30, 2010
Net sales	$4,354,224	$4,747,528	$5,244,946	$5,941,746
Gross earnings(1)	1,080,878	1,213,226	1,442,767	1,583,144
Net income	209,214	261,561	347,799	394,998
Basic earnings per share	0.51	0.62	0.82	0.96
Diluted earnings per share	0.49	0.61	0.81	0.94

(1)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.

(2)	The fourth quarter of fiscal 2011 income from continuing operations includes a pre-tax $141 million negative impact from the A.J. Wright segment, or $0.21 per share (see Note C). The second quarter of fiscal 2011 income from continuing operations includes a pre-tax $12 million benefit from a reduction in the Company’s provision related to the previously announced Computer Intrusion(s), or $0.02 per share (see Note B).

(3)	The fourth quarter of fiscal 2011 net income includes a $4 million, net of income taxes of $2 million, or $0.01 per share, benefit from a reduction in the Company’s reserve related to discontinued operations.