Form 10-Q
period 2011-04-30
TJX COMPANIES INC /DE/
filed 2011-05-27
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2011
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ___________
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
The number of shares of registrant’s common stock outstanding as of April 30, 2011: 386,107,203

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
SIGNATURE
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Net sales	$5,220,295	$5,016,540

Cost of sales, including buying and occupancy costs	3,827,258	3,648,674
Selling, general and administrative expenses	954,474	821,363
Interest expense, net	8,917	10,202

Income before provision for income taxes	429,646	536,301
Provision for income taxes	163,695	204,867

Net income	$265,951	$331,434

Basic earnings per share:
Net income	$0.69	$0.81
Weighted average common shares — basic	387,978	408,053

Diluted earnings per share:
Net income	$0.67	$0.80
Weighted average common shares — diluted	394,004	414,400

Cash dividends declared per share	$0.19	$0.15
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	April 30,	January 29,	May 1,
	2011	2011	2010
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,377,146	$1,741,751	$1,833,270
Short-term investments	85,349	76,261	126,071
Accounts receivable, net	231,119	200,147	168,043
Merchandise inventories	3,014,809	2,765,464	2,615,079
Prepaid expenses and other current assets	227,066	249,832	240,415
Current deferred income taxes, net	72,932	66,072	122,539

Total current assets	5,008,421	5,099,527	5,105,417

Property at cost:
Land and buildings	337,049	320,633	282,296
Leasehold costs and improvements	2,214,031	2,112,151	1,953,608
Furniture, fixtures and equipment	3,398,233	3,256,446	3,141,442

Total property at cost	5,949,313	5,689,230	5,377,346
Less accumulated depreciation and amortization	3,384,840	3,239,429	3,122,971

Net property at cost	2,564,473	2,449,801	2,254,375

Property under capital lease, net of accumulated amortization of $22,149; $21,591 and $19,916, respectively	10,423	10,981	12,656
Other assets	221,085	231,518	202,161
Goodwill and tradename, net of amortization	180,068	179,936	179,901

TOTAL ASSETS	$7,984,470	$7,971,763	$7,754,510

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$2,798	$2,727	$2,434
Accounts payable	1,786,417	1,683,929	1,684,956
Accrued expenses and other liabilities	1,216,546	1,347,951	1,079,451
Federal, foreign and state income taxes payable	96,094	98,514	247,794

Total current liabilities	3,101,855	3,133,121	3,014,635

Other long-term liabilities	716,329	709,321	688,123
Non-current deferred income taxes, net	256,076	241,905	222,836
Obligation under capital lease, less portion due within one year	12,397	13,117	15,194
Long-term debt, exclusive of current installments	774,419	774,400	774,344
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 386,107,203; 389,657,340 and 407,979,188, respectively	386,107	389,657	407,979
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(30,800)	(91,755)	(137,298)
Retained earnings	2,768,087	2,801,997	2,768,697

Total shareholders’ equity	3,123,394	3,099,899	3,039,378

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,984,470	$7,971,763	$7,754,510

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Cash flows from operating activities:
Net income	$265,951	$331,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,228	113,613
Loss on property disposals	985	1,788
Deferred income tax (benefit) provision	(8,452)	18,159
Share-based compensation	15,448	13,313
Excess tax benefits from stock compensation expense	(17,460)	(15,475)
Changes in assets and liabilities:
(Increase) in accounts receivable	(28,522)	(19,894)
(Increase) in merchandise inventories	(209,293)	(79,328)
Decrease in prepaid expenses and other current assets	32,141	7,456
Increase in accounts payable	80,623	175,234
(Decrease) in accrued expenses and other liabilities	(134,987)	(13,502)
Other	30,432	(5,382)

Net cash provided by operating activities	143,094	527,416

Cash flows from investing activities:
Property additions	(226,053)	(149,094)
Purchase of short-term investments	(27,498)	(29,192)
Sales and maturities of short-term investments	22,923	39,904
Proceeds from repayments on note receivable	244	227

Net cash (used in) investing activities	(230,384)	(138,155)

Cash flows from financing activities:
Cash payments for debt issuance expenses	(72)	—
Payments on capital lease obligation	(650)	(571)
Cash payments for repurchase of common stock	(338,324)	(230,222)
Proceeds from issuance of common stock	79,987	88,090
Excess tax benefits from stock compensation expense	17,460	15,475
Cash dividends paid	(58,614)	(49,092)

Net cash (used in) financing activities	(300,213)	(176,320)

Effect of exchange rate changes on cash	22,898	5,722

Net (decrease) increase in cash and cash equivalents	(364,605)	218,663
Cash and cash equivalents at beginning of year	1,741,751	1,614,607

Cash and cash equivalents at end of period	$1,377,146	$1,833,270

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
	Shares	$1	Capital	Income (Loss)	Earnings	Total
Balance, January 29, 2011	389,657	$389,657	$—	$(91,755)	$2,801,997	$3,099,899
Comprehensive income:
Net income	—	—	—	—	265,951	265,951
Foreign currency translation adjustments	—	—	—	59,963	—	59,963
Recognition of prior service cost and deferred gains	—	—	—	992	—	992

Total comprehensive income						326,906
Cash dividends declared on common stock	—	—	—	—	(73,360)	(73,360)
Share-based compensation	—	—	15,448	—	—	15,448
Issuance of common stock under stock incentive plan and related tax effect	3,192	3,192	89,633	—	—	92,825
Common stock repurchased	(6,742)	(6,742)	(105,081)	—	(226,501)	(338,324)

Balance, April 30, 2011	386,107	$386,107	$—	$(30,800)	$2,768,087	$3,123,394

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note A. Summary of Significant Accounting Policies
Basis of Presentation: The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair presentation of its financial statements for the periods reported, all in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (“fiscal 2011”).
These interim results are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
The January 29, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Fiscal Year: During fiscal 2010, TJX amended its bylaws to change its fiscal year end to the Saturday nearest to the last day of January of each year. Previously, TJX’s fiscal year ended on the last Saturday of January. The fiscal year ended January 29, 2011 and the fiscal year ending January 28, 2012 (“fiscal 2012”) are each 52 week fiscal years. This change shifted the timing of TJX’s next 53-week fiscal year to the year ending February 2, 2013.
Share-Based Compensation: Total share-based compensation expense was $15.5 million for the quarter ended April 30, 2011 and $13.3 million for the quarter ended May 1, 2010. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 3.1 million shares of common stock exercised during the quarter ended April 30, 2011, leaving options to purchase 21.7 million shares of common stock outstanding as of April 30, 2011.
Cash and Cash Equivalents: TJX generally considers highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months but less than one year at the date of purchase are included in short-term investments. TJX’s investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks.
Merchandise Inventories: TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $423.9 million at April 30, 2011, $445.7 million at January 29, 2011 and $354.5 million at May 1, 2010. Comparable amounts were reflected in accounts payable at those dates.
New Accounting Standards: There were no new accounting standards issued during the first quarter ended April 30, 2011 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.
Note B. Provision (credit) for Computer Intrusion related costs
TJX has a reserve for its estimate of the remaining probable losses arising from an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. The reserve balance was $17.2 million at April 30, 2011. As an estimate, the reserve is subject to uncertainty, actual costs may vary from the current estimate however such variations are not expected to be material.

Note C. Dispositions and Reserves related to Former Operations
Consolidation of A.J. Wright: On December 8, 2010, the Board of Directors approved the consolidation of the A.J. Wright division whereby TJX would convert 90 A.J. Wright stores into T.J. Maxx, Marshalls or HomeGoods stores and close the remaining 72 stores, A.J. Wright’s two distribution centers and its home office. The liquidation process commenced in the fourth quarter of fiscal 2011 and 20 stores had been closed as of January 29, 2011. The first quarter of fiscal 2012 includes a $49 million A.J. Wright segment loss which reflects the cost to close the remaining stores. The first quarter of fiscal 2012 also includes $20 million of costs to convert the 90 stores to other banners, with $17 million incurred by the Marmaxx segment and $3 million by the HomeGoods segment. The A.J. Wright consolidation was not classified as a discontinued operation due to TJX’s expectation that a significant portion of the sales of the A.J. Wright stores will migrate to other TJX stores.
Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of business operations it has closed, sold or otherwise disposed of. The reserve activity is presented below:

	Thirteen Weeks Ended
	April 30,	May 1,
In thousands	2011	2010
Balance at beginning of year	$54,695	$35,897
Additions (reductions) to the reserve charged to net income:

A.J. Wright closing costs	32,686	—
Interest accretion	215	369
Charges against the reserve:
Lease-related obligations	(4,882)	(2,996)
Termination benefits and all other	(8,928)	(51)

Balance at end of period	$73,786	$33,219

In the first quarter of fiscal 2012, TJX increased the reserve by $33 million for the estimated cost of closing the remaining A.J. Wright stores that were not converted to other banners. The reserve balance as of April 30, 2011 includes approximately $11 million for severance and termination benefits relating to the A.J. Wright consolidation. The lease-related obligations reflect our estimation of lease costs, net of estimated subtenant income, and the cost of probable claims against TJX for liability as an original lessee or guarantor of the leases of former businesses, after mitigation of the number and cost of these lease obligations. The actual net cost of the various lease obligations included in the reserve may differ from TJX’s estimate. TJX estimates that the majority of the former operations reserve will be paid in the next three to five years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.
TJX may also be contingently liable on up to 13 leases of BJ’s Wholesale Club, a former TJX business, and up to seven leases of Bob’s Stores, also a former TJX business, in addition to those included in the reserve. The reserve for discontinued operations does not reflect these leases because TJX believes that the likelihood of future liability to TJX is remote.

Note D. Other Comprehensive Income
TJX’s comprehensive income information, net of related tax effects, is presented below:

	Thirteen Weeks Ended
	April 30,	May 1,
In thousands	2011	2010
Net income	$265,951	$331,434
Other comprehensive income (loss):
Foreign currency translation adjustments	59,963	(4,712)
Recognition of prior service cost and deferred gains	992	1,538

Total comprehensive income	$326,906	$328,260

Note E. Capital Stock and Earnings Per Share
Capital Stock: During the quarter ended April 30, 2011, TJX repurchased and retired 7.1 million shares of its common stock at a cost of $361.1 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its repurchase programs of $338.3 million for the quarter ended April 30, 2011 and $230.2 million for the quarter ended May 1, 2010. These expenditures were funded primarily by cash generated from operations. In October 2010, TJX completed the $1 billion stock repurchase program authorized in September 2009 under which TJX repurchased 24.1 million shares of common stock. In February 2010, TJX’s Board of Directors approved another stock repurchase program that authorizes the repurchase of up to $1 billion of TJX common stock from time to time. Under this plan, on a “trade date” basis, TJX repurchased 16.1 million shares of common stock at a cost of $766.8 million and $233.2 million remained available under this plan at April 30, 2011. All shares repurchased under the stock repurchase programs have been retired.
In February 2011, TJX’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $1 billion of TJX common stock from time to time.
TJX has five million shares of authorized but unissued preferred stock, $1 par value.
Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
	April 30,	May 1,
In thousands, except per share data	2011	2010
Basic earnings per share
Net income	$265,951	$331,434
Weighted average common shares outstanding for basic EPS	387,978	408,053

Basic earnings per share — continuing operations	$0.69	$0.81

Diluted earnings per share
Net income	$265,951	$331,434

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	387,978	408,053
Assumed conversion/exercise/vesting of:
Stock options and awards	6,026	6,347

Weighted average common shares outstanding for diluted EPS	394,004	414,400

Diluted earnings per share	$0.67	$0.80

The weighted average common shares for the diluted earnings per share calculation excludes the impact of any outstanding stock options for which the assumed proceeds per share are in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. No such options were excluded for the quarter ended April 30, 2011 or May 1, 2010.
Note F. Financial Instruments
As a result of its operating and financing activities, TJX is exposed to market risks from changes in diesel fuel costs, interest rates and foreign currency exchange rates. These market risks may adversely affect TJX’s operating results and financial position. When deemed appropriate, TJX seeks to minimize such risks through the use of derivative financial instruments. TJX does not use derivative financial instruments for trading or other speculative purposes, and does not use leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivatives that do not qualify for hedge accounting are reported in earnings in the period of the change. Changes in the fair value of derivatives that qualify for hedge accounting are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged.
Diesel Fuel Contracts: During fiscal 2011 and the first quarter of fiscal 2012, TJX entered into agreements to hedge a portion of the notional diesel fuel requirements for fiscal 2012 expected to be consumed by independent freight carriers transporting the Company’s inventory. TJX has hedged approximately 18% of these expected notional diesel fuel requirements for fiscal 2012 with agreements that settle throughout fiscal 2012. Independent freight carriers transporting the Company’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the surcharges payable by TJX arising from volatility of diesel fuel pricing by setting a fixed price per gallon for the year for a portion of the requirements. TJX elected not to apply hedge accounting rules to these contracts.
Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (operating in the United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada) and Marmaxx (U.S.) in currencies other than their functional currencies. The contracts outstanding at April 30, 2011 cover certain commitments and anticipated needs throughout fiscal 2012. TJX elected not to apply hedge accounting rules to these contracts.
TJX has also entered into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in selling, general and administrative expenses and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in selling, general and administrative expenses.

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at April 30, 2011:

					Blended		Current	Current	Net Fair Value
					Contract	Balance Sheet	Asset	(Liability)	in US$ at
In thousands	Pay		Receive		Rate	Location	US$	US$	April 30, 2011

Hedge accounting not elected

Intercompany balances, primarily short-term debt						Prepaid Exp /
		£70,000	C$	110,907	1.5844	(Accrued Exp)	$471	$(122)	$349
		€25,000		£21,265	0.8506	(Accrued Exp)	—	(1,367)	(1,367)
						Prepaid Exp /
		€65,292	US$	86,985	1.3322	(Accrued Exp)	13	(9,042)	(9,029)
	US$	85,894		£55,000	0.6403	Prepaid Exp	5,640	—	5,640

Diesel fuel contracts	Fixed on 5.7M gal		Float on 5.7M gal
	per month		per month		N/A	Prepaid Exp	2,008	—	2,008

Merchandise purchase commitments
	C$	407,470	US$	410,100	1.0065	(Accrued Exp)	—	(19,962)	(19,962)
	C$	7,821		€5,800	0.7416	Prepaid Exp	308		308
		£51,736	US$	83,500	1.6140	(Accrued Exp)	—	(2,876)	(2,876)
		£5,827		€7,000	1.2013	Prepaid Exp	620	—	620
		€4,323	US$	5,950	1.3764	(Accrued Exp)	—	(446)	(446)
		€2,359		£2,000	0.8478	(Accrued Exp)	—	(152)	(152)
	US$	1,257		€911	0.7247	Prepaid Exp	90	—	90

Total fair value of all financial instruments							$9,150	$(33,967)	$(24,817)

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 1, 2010:

					Blended				Net Fair Value
					Contract	Balance Sheet	Current	Current	in US$ at
In thousands	Pay		Receive		Rate	Location	Asset US$	(Liability) US$	May 1, 2010

Hedge accounting not elected

Diesel fuel contracts	Fixed on 260K-		Float on 260K-
	520K gal per month		520K gal per month		N/A	Prepaid Exp	$940	$—	$940

Merchandise purchase commitments						Prepaid Exp /
	C$	313,797	US$	307,012	0.9784	(Accrued Exp)	2,073	(3,149)	(1,076)
	C$	6,379		€4,650	0.7290	(Accrued Exp)	—	(85)	(85)
						Prepaid Exp /
		£86,258	US$	132,236	1.5330	(Accrued Exp)	641	(109)	532
		£81,848		€92,868	1.1346	(Accrued Exp)	—	(1,496)	(1,496)
	US$	1,639		€1,167	0.7133	(Accrued Exp)	—	(88)	(88)

Total fair value of all financial instruments							$3,654	$(4,927)	$(1,273)

The impact of derivative financial instruments on the statements of income during the first three months of fiscal 2012 and fiscal 2011 are as follows:

	Location of Gain (Loss)
	Recognized in Income by	Amount of Gain (Loss) Recognized
	Derivative	in Income by Derivative
In thousands		April 30, 2011	May 1, 2010

Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$(3,169)	$—

Hedge accounting not elected:

Diesel fuel contracts	Cost of sales, including buying and occupancy costs	1,262	1,382

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(20,243)	(6,826)

Gain (loss) recognized in income		$(22,150)	$(5,444)

Note G. Disclosures about Fair Value of Financial Instruments
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	April 30,	January 29,	May 1,
In thousands	2011	2011	2010

Level 1
Assets:
Executive savings plan	$82,826	$73,925	$63,886

Level 2
Assets:
Short-term investments	$85,349	$76,261	$126,071
Foreign currency exchange contracts	7,142	2,768	2,714
Diesel fuel contracts	2,008	746	940

Liabilities:
Foreign currency exchange contracts	$33,967	$6,233	$4 ,927
The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of long-term debt as of April 30, 2011 was $885.2 million versus a carrying value of $774.4 million. The fair value of long-term debt as of May 1, 2010 was $868.1 million versus a carrying value of $774.3 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
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

Note H. Segment Information
At April 30, 2011, TJX operated five business segments, three in the United States and one each in Canada and Europe. Each of TJX’s segments has its own administrative, buying and merchandising organization and distribution network. Of the U.S.-based store chains, T.J. Maxx and Marshalls, referred to as Marmaxx, are managed together and reported as a single segment and A.J. Wright and HomeGoods each is reported as a separate segment. As a result of the consolidation of A.J. Wright, it will cease to be a business segment after fiscal 2012. Outside the U.S., store chains in Canada (Winners, HomeSense and Marshalls) are managed together and reported as the TJX Canada segment, and store chains in Europe (T.K. Maxx and HomeSense) are also managed together and reported as the TJX Europe segment.
TJX evaluates the performance of its segments based on their respective “segment profit or loss,” which TJX defines as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, these measures of performance should not be considered an alternative to TJX’s net income or cash flows from operating activities as an indicator of its performance or as a measure of its liquidity.
Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	April 30,	May 1,
In thousands	2011	2010

Net sales:
U.S. segments:
Marmaxx	$3,525,209	$3,277,864
HomeGoods	503,283	457,059
A.J. Wright	9,229	211,379
International segments:
TJX Canada	592,069	554,998
TJX Europe	590,505	515,240

	$5,220,295	$5,016,540

Segment profit (loss):
U.S. segments:
Marmaxx	$490,981	$468,480
HomeGoods	45,459	40,593
A.J. Wright	(49,291)	9,786
International segments:
TJX Canada	36,083	54,359
TJX Europe	(31,315)	5,842

	491,917	579,060

General corporate expenses	53,354	32,557
Interest expense, net	8,917	10,202

Income before provision for income taxes	$429,646	$536,301

Note I. Pension Plans and Other Retirement Benefits
Presented below is financial information related to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown.

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
	April 30,	May 1,	April 30,	May 1,
In thousands	2011	2010	2011	2010

Service cost	$8,250	$7,750	$266	$206
Interest cost	9,453	9,019	624	728
Expected return on plan assets	(12,259)	(9,991)	—	—
Amortization of prior service cost	—	—	1	20
Recognized actuarial losses	2,313	2,722	207	694

Total expense	$7,757	$9,500	$1,098	$1,648

TJX’s policy is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target) or such other amount sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. As a result of funding in fiscal 2011, TJX does not anticipate any required funding in fiscal 2012 for the funded plan. TJX anticipates making contributions of $3.9 million to fund current benefit and expense payments under the unfunded plan in fiscal 2012.
Note J. Long-Term Debt and Credit Lines
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
We traditionally have funded our seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. In the first quarter of fiscal 2012, we had a $500 million revolving credit facility maturing in May 2013 and a $500 million revolving credit facility maturing in May 2011. We had two $500 million revolving credit facilities at May 1, 2010. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as backup to our commercial paper program. The availability under our revolving credit facilities was $1 billion at April 30, 2011 and May 1, 2010, and we had no borrowings outstanding at those dates under these agreements. The $500 million facility maturing in May 2011 was replaced at that time with a new $500 million, five-year revolving credit facility with similar terms and provisions but updated for market pricing.
As of April 30, 2011 and May 1, 2010, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of April 30, 2011 and May 1, 2010, there were no amounts outstanding on the Canadian credit line for operating expenses. As of April 30, 2011, TJX Europe had a credit line of £20 million. There were no outstanding borrowings on this U.K. credit line as of April 30, 2011 or May 1, 2010.
Note K. Income Taxes
TJX had net unrecognized tax benefits of $124.1 million as of April 30, 2011 and $125.0 million as of May 1, 2010. The effective income tax rate was 38.1% for the fiscal 2012 first quarter and 38.2% for last year’s first quarter.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2003 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $36.1 million as of April 30, 2011 and $53.1 million as of May 1, 2010.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $42.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (first quarter) Ended April 30, 2011
Compared to
The Thirteen Weeks (first quarter) Ended May 1, 2010
Business Overview
We are the leading off-price apparel and home fashions retailer in the United States and worldwide. Our over 2,800 stores offer a rapidly changing assortment of quality, brand-name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices every day.
We operate multiple off-price retail chains within four major divisions, in the U.S., Canada and Europe which are known for their treasure hunt shopping experience and excellent values on fashionable, brand-name merchandise. Our stores turn their inventories rapidly relative to traditional retailers to create a sense of urgency and excitement for our customers which encourages frequent customer visits. With our flexible “no walls” business model, we can quickly expand and contract merchandise categories in response to consumers’ changing tastes. Although our stores primarily target the middle to upper middle income customer, we reach a broad range of customers across many demographic groups and income levels. The operating platforms and strategies of all of our retail concepts are synergistic. As a result, we capitalize on our expertise and systems throughout our business, leveraging information, best practices, initiatives and new ideas, and developing talent across our concepts. We also leverage the substantial buying power of our businesses in our global relationships with vendors.
Results of Operations
The following is a summary of our financial performance for the first quarter of fiscal 2012:
•	In our first quarter of fiscal 2012, we posted strong consolidated net sales and same store sales growth on top of challenging comparisons in the prior year and despite unseasonably cool weather in many markets in the U.S. and Canada.

•	Several factors that affected our fiscal 2012 first quarter results were the A.J. Wright consolidation, changes in foreign currency exchange rates and the performance of our European segment:
o	In the fourth quarter of fiscal 2011, we decided to consolidate our A.J. Wright division by converting 90 A.J. Wright stores into T.J. Maxx, Marshalls or HomeGoods stores and closing the remaining 72 stores, A.J. Wright’s two distribution centers and its home office. Our first quarter results include a $49 million A.J. Wright segment loss which reflects the cost to complete the liquidation and close the vast majority of the stores not converted, and $20 million of costs to convert the majority of the 90 A.J. Wright stores to other banners. Despite the short-term costs of the A.J. Wright consolidation, we expect it will allow us to focus managerial and financial resources on our larger, more profitable businesses, all of which have major growth potential, let us serve the A.J. Wright customer demographic more efficiently, and improve our overall profitability beginning in the second quarter of this year.

o	Our fiscal 2012 first quarter was also affected by changes in foreign currency exchange rates. Although net sales for the quarter benefited by 1 percentage point, foreign currency exchange adversely affected first quarter fiscal 2012 earnings per share by $0.03 per share compared with a $0.01 per share negative impact last year as well as adversely affecting cost of sales and operating margins. These charges arose from marking our inventory-related hedges to market, the impact of which will effectively reverse later, primarily in the second quarter of fiscal 2012.

o	Our TJX Europe business reported a segment loss, compared to a profit last year, which impacted our margins, operating ratios and earnings. In the quarter, we took aggressive markdowns to clear out inventory, start fresh in the new season and improve our brands and values. In the long term, we remain confident that Europe continues to represent a significant growth opportunity for us.

•	Same store sales for the first quarter of fiscal 2012 increased 2% over the prior year. This was achieved on top of a 9% same store sales increase in the first quarter of fiscal 2011. Customer traffic continued to be up over strong increases in prior years, while the average ticket was essentially flat.

•	Net sales for the first quarter of fiscal 2012 increased to $5.2 billion, up 4% over last year’s first quarter. Stores in operation and selling square footage were each up 2% at the end of the first quarter of fiscal 2012 compared to the same period in fiscal 2011.

•	Our fiscal 2012 first quarter pre-tax margin (the ratio of pre-tax income to net sales) decreased to 8.2% compared to 10.7% for the same period last year. The A.J. Wright consolidation reduced pre-tax margin by 1.4 percentage points. In addition, pre-tax margin was adversely affected by the year-over-year impact of the mark-to-market adjustments on our inventory-related hedges and deleverage from our European business.

•	Our cost of sales ratio increased in the first quarter of fiscal 2012 by 0.6 percentage points to 73.3%. This increase was primarily due to the year-over-year impact of the mark-to-market adjustments on our inventory-related hedges, the impact of the A.J. Wright closing costs and reduced merchandise margins at our European business. The selling, general and administrative expense ratio for the first quarter of fiscal 2012 increased by 1.9 percentage points to 18.3%, primarily due to the A.J. Wright store consolidation.

•	Net income for the first quarter of fiscal 2012 was $266.0 million, or $0.67 per diluted share, compared to $331.4 million, or $0.80 per diluted share, in last year’s first quarter. Fiscal 2012 earnings per share reflect the $0.11 negative impact of the A.J. Wright consolidation and the $0.03 per share negative impact due to foreign currency. The fiscal 2011 first quarter earnings per share were negatively impacted by $0.01 per share due to foreign currency.

•	During the first quarter of fiscal 2012, we repurchased 7.1 million shares of our common stock at a cost of $361 million. Earnings per share reflect the benefit of the stock repurchase program.

•	Consolidated per store inventories, including the distribution centers, were up 12% at the end of the first quarter of fiscal 2012, compared to a decrease of 12% at the end of the first quarter of fiscal 2011, over the prior year’s first quarter end. The fiscal 2012 increase is primarily due to a larger quantity of end-of-season, branded packaway inventory relative to last year, as a result of our taking advantage of the abundance of high quality merchandise available in the marketplace. Inventories in the stores at the end of the fiscal 2012 first quarter were lower than last year on a per-store basis, and we entered the fiscal 2012 second quarter with a more liquid inventory position than at this time last year.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.
Net sales: Consolidated net sales for the quarter ended April 30, 2011 totaled $5.2 billion, a 4% increase over net sales of $5.0 billion in the fiscal 2011 first quarter. The increase reflected a 4% increase from new stores, a 2% increase in same store sales and a 1% increase from the benefit of foreign currency exchange rates, offset by a 3% decrease due to the elimination of sales from the A.J. Wright stores. This compares to sales growth of 15% in last year’s first quarter, which consisted of a 9% increase in same stores sales, a 3% increase from new stores and a 3% increase from the benefit of foreign currency exchange rates.
New stores are a major source of sales growth. Both our consolidated store count and selling square footage as of April 30, 2011 increased 2% as compared to the first quarter of fiscal 2011. This level of increase, lower than our historical levels, is due to the 72 A.J. Wright stores that were closed and not converted to other banners.
The 2% same store sales increase in fiscal 2012 was driven by increases in customer traffic. For the first quarter of fiscal 2012, the average ticket was essentially flat. We believe that unseasonably cool weather hindered sales, especially at TJX Canada, where same store sales decreased, as well as the Northeast and Midwest in the U.S., where same store sales increases trailed the consolidated average. Same store sales in the less-weather sensitive home fashions category outpaced apparel same store sales during the fiscal 2012 first quarter. Same store sales decreased at TJX Europe.
We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Of the 90 A. J. Wright stores that were converted to other banners, 82 will be classified as new stores and 8 as relocations. Same store sales of our foreign divisions are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign divisions at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of divisional operating performance.
The following table sets forth our consolidated operating results expressed as a percentage of net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	73.3	72.7
Selling, general and administrative expenses	18.3	16.4
Interest expense, net	0.2	0.2

Income before provision for income taxes	8.2%	10.7%

Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency affects our reported results are as follows:
•	Translation of foreign operating results into U.S. dollars: In our financial statements we translate the operations of our segments in Canada and Europe from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of our Canadian and European segments. Currency translation generally does not affect operating margins, as sales and expenses of the foreign operations are translated at essentially the same rates within a given period.

•	Inventory hedges: We routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our divisions, principally in Europe and Canada, purchase goods in currencies other than their local currencies. As we have not elected “hedge accounting” as defined by U.S. GAAP, we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, increased 0.6 percentage points to 73.3% for the quarter ended April 30, 2011 as compared to the same period last year. The increase in this expense ratio includes 0.3 percentage points due to the year-over-year change in the mark-to-market adjustment of inventory hedges and 0.2 percentage points for the costs associated with the A.J. Wright store closings. Additionally, consolidated merchandise margins decreased by 0.5 percentage points, primarily due to our European business, partially offset by improved buying and occupancy cost leverage at Marmaxx and HomeGoods.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, increased 1.9 percentage points to 18.3% for the quarter ended April 30, 2011 as compared to the same period last year, due primarily to the 1.2 percentage point negative effect of costs associated with the A.J. Wright store closing and conversion costs. This expense ratio was also negatively impacted by cost deleverage at TJX Europe, as well as certain expense items, as we absorb talent and certain costs from the A.J. Wright division into other TJX divisions, and the absence of sales from the converted A.J. Wright stores for most of the first quarter of fiscal 2012.
Interest expense, net: Interest expense, net amounted to expense of $8.9 million for the first quarter of fiscal 2012 compared to expense of $10.2 million for the same period last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
	April 30,	May 1,
Dollars in thousands	2011	2010

Interest expense	$12,121	$11,969
Capitalized interest	(659)	—
Interest (income)	(2,545)	(1,767)

Interest expense, net	$8,917	$10,202

Income taxes: The effective income tax rate was 38.1% for the first quarter this year, essentially flat compared to the 38.2% effective income tax rate for last year’s first quarter.
Net income and net income per share: Net income for the quarter ended April 30, 2011 was $266.0 million, or $0.67 per diluted share, versus $331.4 million, or $0.80 per diluted share, in last year’s first quarter. Foreign currency exchange rates negatively impacted first quarter fiscal 2012 earnings per share by $0.03, compared with a $0.01 per share negative impact in the first quarter of fiscal 2011. In addition, fiscal 2012 earnings per share include the $0.08 negative impact of closing the A.J. Wright stores as well as the $0.03 negative impact of the costs associated with converting the A.J. Wright stores to other banners and grand re-opening costs.
In addition, our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchase programs benefit our earnings per share. We repurchased 7.1 million shares of our stock at a cost of $361 million in the first quarter of fiscal 2012, and we repurchased 5.5 million shares at a cost of $234 million in the first quarter of fiscal 2011.
Segment information: The following is a discussion of the operating results of our business segments. In the United States, our T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and HomeGoods and A.J. Wright are each reported as a separate segment. A.J. Wright will cease to be a business segment during this fiscal year as a result of its consolidation. Our stores operated in Canada (Winners, HomeSense, and Marshalls) are reported as the TJX Canada segment, and our stores operated in Europe (T.K. Maxx and HomeSense) are reported as the TJX Europe segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our overall performance or as a measure of our liquidity.

Presented below is selected financial information related to our business segments:
U.S. Segments:
Marmaxx

	Thirteen Weeks Ended
	April 30,	May 1,
Dollars in millions	2011	2010

Net sales	$3,525.2	$3,277.9
Segment profit	$491.0	$468.5
Segment profit as a percentage of net sales	13.9%	14.3%
Percent increase in same store sales	4%	10%
Stores in operation at end of period
T.J. Maxx	956	896
Marshalls	872	817

Total Marmaxx	1,828	1,713

Selling square footage at end of period (in thousands)
T.J. Maxx	22,291	20,906
Marshalls	21,703	20,598

Total Marmaxx	43,994	41,504

Net sales for Marmaxx increased 8% for the first quarter of fiscal 2012 as compared to the same period last year. Same store sales for Marmaxx were up 4% in the first quarter of fiscal 2012, which was on top of a strong 10% increase for the same period last year.
Same store sales growth at Marmaxx for the first quarter of fiscal 2012 was driven by continued growth in customer traffic. We believe our marketing, both from a message standpoint and in the level of market penetration, has continued to aid in driving customers to our stores. Same store sales for less-weather-sensitive home fashions as well as dresses and jewelry were above the chain average. Geographically, same store sales in the Southeast, Mid-Atlantic and Southwest regions were above the chain average, while same store sales in the Northeast and the Midwest regions, where weather was unseasonably cold, were below the chain average.
Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) decreased to 13.9% for the first quarter of fiscal 2012 compared to 14.3% for the same period last year. The decrease in segment margin reflected a 0.5 percentage point negative impact of costs to convert A.J. Wright stores to T.J. Maxx and Marshalls stores. Merchandise margin decreased by 0.2 percentage points, which was more than offset by expense leverage, particularly occupancy costs.
HomeGoods

	Thirteen Weeks Ended
	April 30,	May 1,
Dollars in millions	2011	2010

Net sales	$503.3	$457.1
Segment profit	$45.5	$40.6
Segment profit as a percentage of net sales	9.0%	8.9%
Percent increase in same store sales	6%	15%
Stores in operation at end of period	350	325
Selling square footage at end of period (in thousands)	6,920	6,391
HomeGoods net sales increased 10% in the first quarter of fiscal 2012 compared to the same period last year. Same store sales increased 6% in the first quarter of fiscal 2012, driven by continued growth in customer traffic, which was on top of a significant same store sales increase of 15% in the first quarter of fiscal 2011. Segment margin for this year’s first quarter was 9.0% compared to 8.9% in the prior year. The fiscal 2012 segment margin was negatively impacted by 0.7 percentage points due to the costs to convert A.J. Wright stores to the HomeGoods banner. This decrease in segment margin was more than offset by an increase in merchandise margins and expense leverage on the 6% same store sales increase.
A.J. Wright
In the first quarter of fiscal 2012, we completed the A.J. Wright store closings with the remaining stores not being converted to other banners ceasing operation by February 13, 2011.

	Thirteen Weeks Ended
	April 30,	May 1,
Dollars in millions	2011	2010

Net sales	$9.2	$211.4
Segment (loss) profit	$(49.3)	$9.8
Segment (loss) profit as a percentage of net sales	n/m	4.6%
Percent increase in same store sales	—	7%
Stores in operation at end of period	—	152
Selling square footage at end of period (in thousands)	—	3,065
The majority of the costs to consolidate A.J. Wright were recognized in the fourth quarter of fiscal 2011. Because of the timing of the store closings, the remainder of the closing costs (primarily lease related obligations) and additional operating losses were reported as the A.J. Wright segment loss in the first quarter of fiscal 2012.
International Segments:
TJX Canada

	Thirteen Weeks Ended
	April 30,	May 1,
U.S. Dollars in millions	2011	2010

Net sales	$592.1	$555.0
Segment profit	$36.1	$54.4
Segment profit as a percentage of net sales	6.1%	9.8%
Percent (decrease) increase in same store sales	(3)%	6%
Stores in operation at end of period
Winners	216	211
HomeSense	82	79
Marshalls	5	—

Total	303	290

Selling square footage at end of period (in thousands)
Winners	4,995	4,871
HomeSense	1,594	1,527
Marshalls	132	—

Total	6,721	6,398

Net sales for TJX Canada increased 7% for the quarter ended April 30, 2011 compared to the same period last year. Currency exchange translation benefited first quarter sales growth by approximately 6 percentage points, as compared to the same period last year. Same store sales decreased 3% for the first quarter of fiscal 2012 compared to an increase of 6% in the first quarter of fiscal 2011, primarily due to the negative impact of unseasonably cold weather across the region. The less-weather-sensitive home businesses in Canada performed well in the first quarter of fiscal 2012, which we believe underscored the impact of the weather.
Segment profit for the quarter ended April 30, 2011 decreased to $36.1 million compared to $54.4 million for the same period last year. The impact of foreign currency translation increased segment profit by approximately $3 million in the first quarter of fiscal 2012 compared to the prior year. The mark-to-market adjustment on inventory-related hedges decreased segment profit by $17 million in the first quarter of fiscal 2012 compared to a decrease of $6 million in segment profit for the fiscal 2011 first quarter. TJX Canada segment margin decreased 3.7 percentage points to 6.1% for the fiscal 2012 first quarter, compared to 9.8% for the same period last year. The unfavorable change in the mark-to-market adjustment of our inventory-related hedges reduced the segment margin for the first quarter of fiscal 2012 by 1.9 percentage points. Segment margin also reflects a decrease in merchandise margins and expense deleverage due to the decrease in same store sales.
As of April 30, 2011, we operated three StyleSense stores which are included in the Winners totals in the above table. Additionally, we are encouraged by the openings of the five Marshalls stores we launched in Canada during the first quarter of fiscal 2012.
TJX Europe

	Thirteen Weeks Ended
	April 30,	May 1,
U.S. Dollars in millions	2011	2010

Net sales	$590.5	$515.2
Segment (loss) profit	$(31.3)	$5.8
Segment (loss) profit as a percentage of net sales	(5.3)%	1.1%
Percent (decrease) increase in same store sales	(5)%	1%
Stores in operation at end of period
T.K. Maxx	316	272
HomeSense	24	14

Total	340	286

Selling square footage at end of period (in thousands)
T.K. Maxx	7,260	6,309
HomeSense	402	222

Total	7,662	6,531

Net sales for TJX Europe increased 15% for the first quarter of fiscal 2012 compared to the same period last year. Currency translation benefited fiscal 2012 first quarter net sales by $30 million. Same store sales were down 5% in the first quarter of fiscal 2012 compared to a 1% increase in the same period last year.
Segment loss for the first quarter of fiscal 2012 was $31.3 million compared to segment profit of $5.8 million last year. We continue to believe that our expansion in Europe took management’s focus off of the proper execution of the merchandising fundamentals of our off-price strategy, which we believe hurt sales when consumers did not find the values they had expected to see at our stores. Our fiscal 2012 first quarter reflects aggressive markdowns taken to clear out inventory and adjust our merchandise mix.
General corporate expense

	Thirteen Weeks Ended
	April 30,	May 1,
In millions	2011	2010

General corporate expense	$53.4	$32.6
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. General corporate expense for this year’s first quarter was up compared to the same period in fiscal 2011 due to a variety of factors including cost of talent retained from A.J. Wright, an increase in stock-based compensation, increased investment in associate training, costs related to a new data center and other systems investments, and the relocation of a buying office.

Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $143 million for the quarter ended April 30, 2011, a decrease of $384 million from the $527 million provided in the quarter ended May 1, 2010. Net income provided cash of $266 million in the first quarter of fiscal 2011, a decrease of $65 million from net income of $331 million in last year’s first quarter. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $129 million in the first quarter of fiscal 2012 compared to a source of cash of $96 million in fiscal 2011. The increase in inventory was primarily driven by a significant increase in packaway inventory reflecting an abundance of attractive product in the market. Changes in current income taxes payable increased cash by $16 million in the first quarter of fiscal 2012 compared to an increase of $126 million in the first quarter of fiscal 2011, primarily due to the timing of estimated tax payments.
Investing activities related primarily to property additions for new stores, store improvements and renovations and investment in the distribution network. Cash outlays for property additions amounted to $226 million in the quarter ended April 30, 2011, compared to $149 million in the same period last year. We anticipate that capital spending for fiscal 2012 will be approximately $800 million to $825 million, which includes our planned new store openings and store renovations. We also purchased short-term investments that had a maturity, when purchased, in excess of 90 days and which, per our policy, were not classified as cash on the balance sheet. In the first quarter of fiscal 2012, we purchased $27 million in these short-term investments, compared to $29 million in the same period in fiscal 2011. Additionally, $23 million of these short-term investments were sold or matured during the first quarter of fiscal 2012 compared to $40 million during the first quarter of fiscal 2011.
Cash flows from financing activities resulted in cash outflow of $300 million in the fiscal 2012 first quarter, compared to cash outflow of $176 million in the fiscal 2011 first quarter. We spent $361 million to repurchase and retire 7.1 million shares in the first quarter of fiscal 2012 and $234 million to repurchase and retire 5.5 million shares in the first quarter of fiscal 2011 under our stock repurchase programs. We record the purchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. As of April 30, 2011, $1.2 billion was available for purchase under our stock repurchase programs. We determine the timing and amount of repurchases including amounts authorized under Rule 10b5-1 plans from time to time based on our assessment of various factors including excess cash flow, liquidity, market conditions, the economic environment, our assessment of prospects for our business, and other factors, and the timing and amount of these purchases may change. Lastly, financing activities included $80 million of proceeds from the exercise of stock options in the first quarter of fiscal 2012 versus $88 million in proceeds in last year’s first quarter, and dividends paid on common stock in the first quarter of fiscal 2012 were $59 million versus $49 million in last year’s first quarter.
We traditionally have funded our seasonal merchandise requirements through cash generated from operations and the issuance of short-term commercial paper. We also have $1 billion in revolving credit facilities described in Note J to the consolidated financial statements, which serve as back up to our commercial paper program. We believe existing cash balances, internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs.
Provision for Computer Intrusion related costs: We have a reserve for our estimate of the remaining probable losses arising from the Computer Intrusion. The reserve balance was $17.2 million at April 30, 2011. As an estimate, the reserve is subject to uncertainty, actual costs may vary from the current estimate, however such variations are not expected to be material to our results.

Recently Issued Accounting Pronouncements
As discussed in Note A to our unaudited consolidated financial statements included in this quarterly report, there were no recently issued accounting standards which we expect to have a material impact on our consolidated financial statements.
Forward-looking Statements
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: global economies and credit and financial markets; foreign currency exchange rates; buying and inventory management; market, geographic and category expansion; customer trends and preferences; quarterly operating results; marketing, advertising and promotional programs; data security; seasonal influences; large size and scale; unseasonable weather; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures; information systems and technology; cash flows; consumer spending; merchandise quality and safety; merchandise importing; international operations; commodity prices; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings; real estate leasing; market expectations; tax matters and other factors that may be described in our filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 29, 2011.
Item 4. Controls and Procedures.
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Effective January 30, 2011, we implemented a new financial reporting system at TJX Europe that resulted in material changes to our processes and procedures affecting internal control over financial reporting. Otherwise there were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended April 30, 2011 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable
Item 1A. Risk Factors.
     There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 29, 2011, as filed with the SEC on March 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Information on Share Repurchases
     The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2012 and the average price paid per share are as follows:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
	Total		Purchased as Part of a	May Yet be Purchased
	Number of Shares	Average Price Paid	Publicly Announced	Under the Plans or
	Repurchased (1)	Per Share (2)	Plan or Program(3)	Programs(4)
	(a)	(b)	(c)	(d)

January 30, 2011 through February 26, 2011	514,202	$48.93	514,202	$1,569,109,081

February 27, 2011 through April 2, 2011	3,559,053	$49.45	3,559,053	$1,393,125,513

April 3, 2011 through April 30, 2011	3,071,822	$52.08	3,071,822	$1,233,157,286

Total:	7,145,077		7,145,077

(1)	All shares were purchased as part of publicly announced plans or programs.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	During the third quarter of fiscal 2011, we completed a $1 billion stock repurchase program that was approved in September 2009 and initiated another $1 billion stock repurchase program, approved in February 2010. As of April 30, 2011, $233 million remained available for purchase under that program.

(4)	In February 2011, TJX’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $1 billion of TJX common stock from time to time.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 27, 2011	/s/ Jeffrey G. Naylor
Jeffrey G. Naylor, Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.