Form 10-Q
period 2011-07-30
TJX COMPANIES INC /DE/
filed 2011-08-26
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 30, 2011
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
The number of shares of registrant’s common stock outstanding as of July 30, 2011: 380,980,395

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
SIGNATURE
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	July 30,	July 31,
	2011	2010
Net sales	$5,468,274	$5,068,080

Cost of sales, including buying and occupancy costs	3,976,035	3,719,210
Selling, general and administrative expenses	923,693	853,801
Provision (credit) for Computer Intrusion related costs	—	(11,550)
Interest expense, net	9,109	10,272

Income before provision for income taxes	559,437	496,347
Provision for income taxes	211,099	191,363

Net income	$348,338	$304,984

Basic earnings per share:
Net income	$0.91	$0.76
Weighted average common shares — basic	381,857	403,708

Diluted earnings per share:
Net income	$0.90	$0.74
Weighted average common shares — diluted	387,625	409,742

Cash dividends declared per share	$0.19	$0.15
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2011	2010
Net sales	$10,688,569	$10,084,620

Cost of sales, including buying and occupancy costs	7,803,293	7,367,884
Selling, general and administrative expenses	1,878,167	1,675,164
Provision (credit) for Computer Intrusion related costs	—	(11,550)
Interest expense, net	18,026	20,474

Income before provision for income taxes	989,083	1,032,648
Provision for income taxes	374,794	396,230

Net income	$614,289	$636,418

Basic earnings per share:
Net income	$1.60	$1.57
Weighted average common shares — basic	384,918	405,880

Diluted earnings per share:
Net income	$1.57	$1.54
Weighted average common shares — diluted	391,091	412,394

Cash dividends declared per share	$0.38	$0.30
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	July 30,	January 29,	July 31,
	2011	2011	2010
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$977,763	$1,741,751	$1,380,169
Short-term investments	82,096	76,261	139,229
Accounts receivable, net	218,083	200,147	171,203
Merchandise inventories	3,368,082	2,765,464	2,884,602
Prepaid expenses and other current assets	316,632	249,832	277,766
Current deferred income taxes, net	66,413	66,072	95,950

Total current assets	5,029,069	5,099,527	4,948,919

Property at cost:
Land and buildings	359,213	320,633	286,056
Leasehold costs and improvements	2,263,632	2,112,151	2,017,064
Furniture, fixtures and equipment	3,495,346	3,256,446	3,229,120

Total property at cost	6,118,191	5,689,230	5,532,240
Less accumulated depreciation and amortization	3,467,623	3,239,429	3,193,958

Net property at cost	2,650,568	2,449,801	2,338,282

Property under capital lease, net of accumulated amortization of $22,707; $21,591 and $20,474, respectively	9,865	10,981	12,098
Other assets	227,581	231,518	207,535
Goodwill and tradename, net of amortization	180,043	179,936	179,875

TOTAL ASSETS	$8,097,126	$7,971,763	$7,686,709

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$2,854	$2,727	$2,529
Accounts payable	1,922,305	1,683,929	1,847,547
Accrued expenses and other liabilities	1,259,271	1,347,951	1,117,127
Federal, foreign and state income taxes payable	6,914	98,514	7,417

Total current liabilities	3,191,344	3,133,121	2,974,620

Other long-term liabilities	718,721	709,321	719,325
Non-current deferred income taxes, net	295,972	241,905	230,204
Obligation under capital lease, less portion due within one year	11,662	13,117	14,516
Long-term debt, exclusive of current installments	774,438	774,400	774,362
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 380,980,395; 389,657,340 and 400,661,233, respectively	380,980	389,657	400,661
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(46,473)	(91,755)	(132,733)
Retained earnings	2,770,482	2,801,997	2,705,754

Total shareholders’ equity	3,104,989	3,099,899	2,973,682

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,097,126	$7,971,763	$7,686,709

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2011	2010
Cash flows from operating activities:
Net income	$614,289	$636,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,442	227,231
Loss on property disposals	649	4,989
Deferred income tax provision	46,535	55,047
Share-based compensation	31,704	28,029
Excess tax benefits from stock compensation expense	(24,710)	(17,964)
Changes in assets and liabilities:
(Increase) in accounts receivable	(16,373)	(23,072)
(Increase) in merchandise inventories	(571,873)	(345,911)
(Increase) in prepaid expenses and other current assets	(60,312)	(29,730)
Increase in accounts payable	220,283	335,463
(Decrease) in accrued expenses and other liabilities	(156,849)	(211,350)
Other	5,936	6,819

Net cash provided by operating activities	325,721	665,969

Cash flows from investing activities:
Property additions	(439,217)	(326,856)
Purchase of short-term investments	(56,169)	(72,398)
Sales and maturities of short-term investments	53,780	67,914
Proceeds from repayments on note receivable	494	458

Net cash (used in) investing activities	(441,112)	(330,882)

Cash flows from financing activities:
Cash payments for debt issuance expenses	(2,295)	(2,960)
Payments on capital lease obligation	(1,328)	(1,154)
Cash payments for repurchase of common stock	(671,321)	(574,651)
Proceeds from issuance of common stock	110,840	100,467
Excess tax benefits from stock compensation expense	24,710	17,964
Cash dividends paid	(131,622)	(110,125)

Net cash (used in) financing activities	(671,016)	(570,459)

Effect of exchange rate changes on cash	22,419	934

Net (decrease) in cash and cash equivalents	(763,988)	(234,438)
Cash and cash equivalents at beginning of year	1,741,751	1,614,607

Cash and cash equivalents at end of period	$977,763	$1,380,169

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
	Shares	$1	Capital	Income (Loss)	Earnings	Total
Balance, January 29, 2011	389,657	$389,657	$—	$(91,755)	$2,801,997	$3,099,899
Comprehensive income:
Net income	—	—	—	—	614,289	614,289
Foreign currency translation adjustments	—	—	—	43,297	—	43,297
Recognition of prior service cost and deferred gains	—	—	—	1,985	—	1,985

Total comprehensive income						659,571
Cash dividends declared on common stock	—	—	—	—	(145,789)	(145,789)
Recognition of share-based compensation	—	—	31,704	—	—	31,704
Issuance of common stock under stock incentive plan and related tax effect	4,424	4,424	126,501	—	—	130,925
Common stock repurchased	(13,101)	(13,101)	(158,205)	—	(500,015)	(671,321)

Balance, July 30, 2011	380,980	$380,980	$—	$(46,473)	$2,770,482	$3,104,989

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note A. Summary of Significant Accounting Policies
Basis of Presentation: The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair presentation of its financial statements for the periods reported, all in conformity with accounting principles generally accepted in the United States of America (“GAAP”) consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (“fiscal 2011”).
These interim results are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
The January 29, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Fiscal Year: During fiscal 2010, TJX amended its bylaws to change its fiscal year end to the Saturday nearest to the last day of January of each year. Previously, TJX’s fiscal year ended on the last Saturday of January. This change shifted the timing of TJX’s next 53-week fiscal year to the year ending February 2, 2013. Fiscal 2011 and the fiscal year ending January 28, 2012 (“fiscal 2012”) are each 52-week fiscal years.
Share-Based Compensation: Total share-based compensation expense was $16.2 million for the quarter ended July 30, 2011 and $14.7 million for the quarter ended July 31, 2010. Total share-based compensation expense was $31.7 million for the six months ended July 30, 2011 and $28.0 million for the six months ended July 31, 2010. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 1.2 million shares of common stock exercised during the quarter ended July 30, 2011 and options to purchase 4.3 million shares of common stock exercised during the six months ended July 30, 2011, leaving options to purchase 20.4 million shares of common stock outstanding as of July 30, 2011.
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
Merchandise Inventories: TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $497.5 million at July 30, 2011, $445.7 million at January 29, 2011 and $465.1 million at July 31, 2010. Comparable amounts were reflected in accounts payable at those dates.
New Accounting Standards: There were no new accounting standards issued during the second quarter ended July 30, 2011 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.
Note B. Provision (credit) for Computer Intrusion related costs
TJX has a reserve for its estimate of the remaining probable losses arising from an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. The reserve balance was $16.8 million at July 30, 2011 and $19.6 million at July 31, 2010. As an estimate, the reserve is subject to uncertainty, and actual costs may vary from the current estimate, although such variations are not expected to be material.

Note C. Dispositions and Reserves related to Former Operations
Consolidation of A.J. Wright: On December 8, 2010, TJX’s Board of Directors approved the consolidation of the A.J. Wright division, converting 90 A.J. Wright stores into T.J. Maxx, Marshalls or HomeGoods stores and closing A.J. Wright’s remaining 72 stores, two distribution centers and home office. The liquidation process commenced in the fourth quarter of fiscal 2011 and 20 stores had been closed as of January 29, 2011. The first quarter and the first six months of fiscal 2012 include a $49 million A.J. Wright segment loss which includes the cost to close the remaining stores. The first six months of fiscal 2012 also includes $20 million of costs to convert the 90 stores to other banners, with $17 million incurred by the Marmaxx segment and $3 million by the HomeGoods segment. The consolidation of A.J. Wright was completed during the first quarter of fiscal 2012. The A.J. Wright consolidation was not classified as a discontinued operation due to TJX’s expectation that a significant portion of the sales of the A.J. Wright stores will migrate to other TJX stores.
Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of business operations it has closed, sold or otherwise disposed of. The reserve activity is presented below:

	Twenty-Six Weeks Ended
	July 30,	July 31,
In thousands	2011	2010

Balance at beginning of year	$54,695	$35,897
Additions to the reserve charged to net income:

A.J. Wright closing costs	32,686	—
Interest accretion	430	737
Charges against the reserve:
Lease-related obligations	(14,123)	(4,395)
Termination benefits and all other	(15,471)	(72)

Balance at end of period	$58,217	$32,167

In the first quarter of fiscal 2012, TJX increased this reserve by $33 million for the estimated cost of closing the remaining A.J. Wright stores that were not converted to other banners or closed in fiscal 2011. The lease-related obligations reflect TJX’s estimation of lease costs, net of estimated subtenant income, and the cost of probable claims against TJX for liability as an original lessee or guarantor of the leases of former businesses, after mitigation of the number and cost of these lease obligations. The actual net cost of the various lease obligations included in the reserve may differ from TJX’s estimate. TJX estimates that the majority of the former operations reserve will be paid in the next three to five years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.
In addition to those obligations included in the reserve, TJX may also be contingently liable on up to 13 leases of BJ’s Wholesale Club, and up to seven leases of Bob’s Stores, both former TJX businesses. The reserve for discontinued operations does not reflect these leases because TJX believes that the likelihood of future liability to TJX is remote.

Note D. Other Comprehensive Income
TJX’s comprehensive income information, net of related tax effects, is presented below:

	Thirteen Weeks Ended
	July 30,	July 31,
In thousands	2011	2010

Net income	$348,338	$304,984
Other comprehensive income (loss):
Foreign currency translation adjustments	(16,666)	3,029
Recognition of prior service cost and deferred gains	993	1,536

Total comprehensive income	$332,665	$309,549

	Twenty-Six Weeks Ended
	July 30,	July 31,
In thousands	2011	2010

Net income	$614,289	$636,418
Other comprehensive income (loss):
Foreign currency translation adjustments	43,297	(1,684)
Recognition of prior service cost and deferred gains	1,985	3,075

Total comprehensive income	$659,571	$637,809

Note E. Capital Stock and Earnings Per Share
Capital Stock: During the quarter ended July 30, 2011, TJX repurchased and retired 5.9 million shares of its common stock at a cost of $311.4 million. For the six months ended July 30, 2011, TJX repurchased and retired 13.1 million shares of its common stock at a cost of $672.5 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its repurchase programs of $671.3 million for the six months ended July 30, 2011 and $574.7 million for the six months ended July 31, 2010. These expenditures were funded primarily by cash generated from operations. In June 2011, TJX completed the $1 billion stock repurchase program authorized in February 2010 under which TJX repurchased 20.6 million shares of common stock.
In February 2011, TJX’s Board of Directors approved another stock repurchase program that authorizes the repurchase of up to $1 billion of TJX common stock from time to time. Under this plan, on a “trade date” basis at July 30, 2011, TJX repurchased 1.4 million shares of common stock at a cost of $78.3 million and $921.7 million remained available under this plan. All shares repurchased under the stock repurchase programs have been retired.
TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
	July 30,	July 31,
In thousands, except per share data	2011	2010

Basic earnings per share
Net income	$348,338	$304,984
Weighted average common shares outstanding for basic EPS	381,857	403,708

Basic earnings per share	$0.91	$0.76

Diluted earnings per share
Net income	$348,338	$304,984

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	381,857	403,708
Assumed exercise/vesting of:
Stock options and awards	5,768	6,034

Weighted average common shares outstanding for diluted EPS	387,625	409,742

Diluted earnings per share	$0.90	$0.74

	Twenty-Six Weeks Ended
	July 30,	July 31,
In thousands, except per share data	2011	2010

Basic earnings per share
Net income	$614,289	$636,418
Weighted average common shares outstanding for basic EPS	384,918	405,880

Basic earnings per share	$1.60	$1.57

Diluted earnings per share
Net income	$614,289	$636,418

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	384,918	405,880
Assumed exercise/vesting of:
Stock options and awards	6,173	6,514

Weighted average common shares outstanding for diluted EPS	391,091	412,394

Diluted earnings per share	$1.57	$1.54
The weighted average common shares for the diluted earnings per share calculation would exclude the impact of any outstanding stock options for which the assumed proceeds per share are in excess of the related fiscal period’s average price of TJX’s common stock because they would have an antidilutive effect. There were no such options for the thirteen weeks or the twenty-six weeks ended July 30, 2011 and July 31, 2010.

Note F. Financial Instruments
As a result of its operating and financing activities, TJX is exposed to market risks from changes in diesel fuel costs, foreign currency exchange rates and interest rates. These market risks may adversely affect TJX’s operating results and financial position. When deemed appropriate, TJX seeks to minimize such risks through the use of derivative financial instruments. TJX does not use derivative financial instruments for trading or other speculative purposes, and does not use leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivatives that do not qualify for hedge accounting are reported in earnings in the period of the change. Changes in the fair value of derivatives for which TJX has elected hedge accounting are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged.
Diesel Fuel Contracts: During the first half of fiscal 2012, TJX entered into agreements to hedge a portion of the notional diesel fuel requirements expected to be consumed by independent freight carriers transporting the Company’s inventory for the second half of fiscal 2012 and first quarter of fiscal 2013. TJX has hedged approximately 50% of these expected notional diesel fuel requirements for fiscal 2012 with agreements that settle throughout the remainder of fiscal 2012 and 20% of expected notional diesel fuel requirement for the first quarter of fiscal 2013. Independent freight carriers transporting the Company’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the surcharges payable by TJX arising from volatility of diesel fuel pricing by setting a fixed price per gallon for the year for a portion of the requirements. TJX elected not to apply hedge accounting rules to these agreements.
Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (operating in the United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada) and Marmaxx (U.S.) in currencies other than their functional currencies. The contracts outstanding at July 30, 2011 cover certain commitments and anticipated needs throughout fiscal 2012. TJX elected not to apply hedge accounting rules to these contracts.
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

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 30, 2011:

					Blended		Current	Current	Net Fair Value
					Contract	Balance Sheet	Asset	(Liability)	in US$ at
In thousands	Pay		Receive		Rate	Location	US$	US$	July 30, 2011
Fair value hedges:

Intercompany balances, primarily short-term debt
		£70,000	C$	110,336	1.5762	Prepaid Exp	$324	$—	$324
		€25,000		£21,265	0.8506	(Accrued Exp)	—	(1,006)	(1,006)
		€75,292	US$	101,227	1.3445	Prepaid Exp / (Accrued Exp)	8	(6,856)	(6,848)
	US$	85,894		£55,000	0.6403	Prepaid Exp	4,290	—	4,290

Hedge accounting not elected:

Diesel fuel contracts	Fixed on 11.4M gal		Float on 11.4M gal
	per month		per month		N/A	Prepaid Exp	1,750	—	1,750
Merchandise purchase commitments
	C$	441,733	US$	452,345	1.0240	Prepaid Exp / (Accrued Exp)	610	(9,637)	(9,027)
	C$	9,163		€6,700	0.7312	Prepaid Exp/	64	(14)	50
						(Accrued Exp)
						Prepaid Exp /
		£45,905	US$	75,000	1.6338	(Accrued Exp)	126	(515)	(389)
		£39,582		€44,700	1.1293	(Accrued Exp)	—	(709)	(709)
						Prepaid Exp /
	US$	4,185		€2,916	0.6968	(Accrued Exp)	32	(24)	8

Total fair value of all financial instruments							$7,204	$(18,761)	$(11,557)

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 31, 2010:

					Blended				Net Fair Value
					Contract	Balance Sheet	Current	Current	in US$ at
In thousands	Pay		Receive		Rate	Location	Asset US$	(Liability) US$	July 31, 2010
Hedge accounting not elected:

	Fixed on 260K-		Float on 260K-
Diesel fuel contracts	1.3M gal per month		1.3M gal per month		N/A	Prepaid Exp	$164	$—	$164

Merchandise purchase commitments
	C$	225,158	US$	220,416	0.9789	Prepaid Exp / (Accrued Exp)	2,765	(822)	1,943
	C$	3,228		€2,400	0.7435	Prepaid Exp / (Accrued Exp)	41	(44)	(3)
		£67,332	US$	102,872	1.5278	(Accrued Exp)	—	(2,742)	(2,742)
		£56,492		€64,539	1.1424	Prepaid Exp / (Accrued Exp)	48	(4,514)	(4,466)
		€24,456		£20,326	0.8311	(Accrued Exp)	—	(30)	(30)
		€3,782	US$	4,935	1.3049	Prepaid Exp / (Accrued Exp)	1	(2)	(1)
	US$	1,006		€783	0.7783	Prepaid Exp / (Accrued Exp)	43	(28)	15

Total fair value of all financial instruments							$3,062	$(8,182)	$(5,120)

The impact of derivative financial instruments on the statements of income during the second quarter of fiscal 2012 and fiscal 2011 are as follows:

	Location of Gain (Loss)
	Recognized in Income by	Amount of Gain (Loss) Recognized
	Derivative	in Income by Derivative
In thousands		July 30, 2011	July 31, 2010
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$2,194	$—

Hedge accounting not elected:

Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(259)	(776)

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	12,351	(3,070)

Gain (loss) recognized in income		$14,286	$(3,846)

The impact of derivative financial instruments on the statements of income during the first six months of fiscal 2012 and fiscal 2011 are as follows:

	Location of Gain (Loss)
	Recognized in Income by	Amount of Gain (Loss) Recognized
	Derivative	in Income by Derivative
In thousands		July 30, 2011	July 31, 2010
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$(975)	$—

Hedge accounting not elected:

Diesel fuel contracts	Cost of sales, including buying and occupancy costs	1,003	606

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(7,892)	(9,896)

(Loss) recognized in income		$(7,864)	$(9,290)

Note G. Disclosures about Fair Value of Financial Instruments
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	July 30,	January 29,	July 31,
In thousands	2011	2011	2010

Level 1
Assets:
Executive savings plan	$81,244	$73,925	$62,569

Level 2
Assets:
Short-term investments	$82,096	$76,261	$139,229
Foreign currency exchange contracts	5,454	2,768	2,898
Diesel fuel contracts	1,750	746	164

Liabilities:
Foreign currency exchange contracts	$18,761	$6,233	$8,182
The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of long-term debt as of July 30, 2011 was $908.8 million versus a carrying value of $774.4 million and as of July 31, 2010 was $911.4 million versus a carrying value of $774.4 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
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

Note H. Segment Information
At July 30, 2011, TJX operated five business segments, three in the United States and one each in Canada and Europe. Each of TJX’s segments has its own administrative, buying and merchandising organization and distribution network. Of the U.S.-based store chains, T.J. Maxx and Marshalls, referred to as Marmaxx, are managed together and reported as a single segment, and each of HomeGoods and A.J. Wright is reported as a separate segment. As a result of its consolidation, A.J. Wright will cease to be a business segment after fiscal 2012. Outside the U.S., store chains in Canada (Winners, HomeSense and Marshalls) are managed together and reported as the TJX Canada segment, and store chains in Europe (T.K. Maxx and HomeSense) are also managed together and reported as the TJX Europe segment.
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
Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	July 30,	July 31,
In thousands	2011	2010

Net sales:
U.S. segments:
Marmaxx	$3,653,586	$3,309,549
HomeGoods	515,309	455,685
A.J. Wright	—	193,219
International segments:
TJX Canada	637,691	581,447
TJX Europe	661,688	528,180

	$5,468,274	$5,068,080

Segment profit (loss):
U.S. segments:
Marmaxx	$478,922	$416,255
HomeGoods	37,472	35,176
A.J. Wright	—	2,012
International segments:
TJX Canada	92,309	81,722
TJX Europe	7,322	2,122

	616,025	537,287

General corporate expenses	47,479	42,218
Provision (credit) for Computer Intrusion related costs	—	(11,550)
Interest expense, net	9,109	10,272

Income before provision for income taxes	$559,437	$496,347

Financial information on TJX’s business segments (continued):

	Twenty-Six Weeks Ended
	July 30,	July 31,
In thousands	2011	2010

Net sales:
U.S. segments:
Marmaxx	$7,178,795	$6,587,413
HomeGoods	1,018,592	912,744
A.J. Wright	9,229	404,598
International segments:
TJX Canada	1,229,760	1,136,445
TJX Europe	1,252,193	1,043,420

	$10,688,569	$10,084,620

Segment profit (loss):
U.S. segments:
Marmaxx	$969,903	$884,735
HomeGoods	82,931	75,769
A.J. Wright	(49,291)	11,798
International segments:
TJX Canada	128,392	136,081
TJX Europe	(23,993)	7,964

	1,107,942	1,116,347

General corporate expenses	100,833	74,775
Provision (credit) for Computer Intrusion related costs	—	(11,550)
Interest expense, net	18,026	20,474

Income before provision for income taxes	$989,083	$1,032,648

Note I. Pension Plans and Other Retirement Benefits
Presented below is financial information related to TJX’s funded defined benefit retirement plan (“funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown.

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
	July 30,	July 31,	July 30,	July 31,
In thousands	2011	2010	2011	2010

Service cost	$8,250	$7,750	$267	$206
Interest cost	9,453	9,019	625	728
Expected return on plan assets	(12,260)	(9,991)	—	—
Amortization of prior service cost	—	—	1	20
Recognized actuarial losses	2,313	2,722	207	694

Total expense	$7,756	$9,500	$1,100	$1,648

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
In thousands	2011	2010	2011	2010

Service cost	$16,500	$15,499	$533	$411
Interest cost	18,906	18,038	1,249	1,457
Expected return on plan assets	(24,519)	(19,981)	—	—
Amortization of prior service cost	—	—	2	41
Recognized actuarial losses	4,626	5,444	414	1,388

Total expense	$15,513	$19,000	$2,198	$3,297

TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability or such other amount sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. TJX does not anticipate any required funding in fiscal 2012 for the funded plan, although TJX may make contributions to the funded plan, and anticipates making contributions of $3.9 million to fund current benefit and expense payments under the unfunded plan in fiscal 2012.
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

TJX traditionally has funded seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. TJX had two $500 million revolving credit facilities at July 30, 2011 one which matures in May 2016 and one which matures in May 2013. TJX also had two $500 million revolving credit facilities at July 31, 2010. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as backup to the commercial paper program. The availability under these revolving credit facilities was $1 billion at July 30, 2011 and July 31, 2010. One of the $500 million facilities at July 31, 2010 matured in May 2011 and was replaced at that time with a new $500 million, five-year revolving credit facility with similar terms and provisions but updated for market pricing.
As of July 30, 2011 and July 31, 2010, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of July 30, 2011 and July 31, 2010, there were no amounts outstanding on the Canadian credit line for operating expenses. As of July 30, 2011 and July 31, 2010, TJX Europe had a credit line of £20 million. There were no outstanding borrowings on this U.K. credit line as of July 30, 2011 or July 31, 2010.
Note K. Income Taxes
TJX is subject to income tax in the U.S. and foreign jurisdictions. TJX’s effective income tax rate was 37.7% for the fiscal 2012 second quarter and 38.6% for last year’s second quarter. The effective income tax rate for the six months ended July 30, 2011 was 37.9% as compared to 38.4% for last year’s comparable period. The decrease in the income tax rate for both the second quarter and year-to-date periods of fiscal 2012 was primarily due to a lower statutory rate in the United Kingdom.
TJX is engaged in ongoing discussions and proceedings with taxing authorities in the U.S. and foreign countries. In nearly all jurisdictions, TJX’s income taxes for the tax years through fiscal 2003 are no longer subject to examination. In evaluating the tax benefits associated with various tax filing positions, TJX records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized and records liability for unrecognized tax benefits, including accrued penalties and interest, on its consolidated balance sheets. TJX had net unrecognized tax benefits of $126.3 million as of July 30, 2011 and $127.4 million as of July 31, 2010.
TJX adjusts its liability for unrecognized tax benefits based on the outcome of tax examinations or judicial or administrative proceedings, as a result of the expiration of statute of limitations or when more information becomes available, and such adjustments may be material. During the next 12 months, it is reasonably possible that as a result of tax examinations of prior years’ tax returns and related proceedings, the total net amount of unrecognized tax benefits may decrease by a range of zero to $42.0 million, which would reduce the provision for taxes on earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 30, 2011
Compared to
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
We operate multiple off-price retail chains within four major divisions, in the U.S., Canada and Europe, which are known for their treasure hunt shopping experience and excellent values on fashionable, brand-name merchandise. Our stores turn their inventories rapidly relative to traditional retailers to create a sense of urgency and excitement for our customers and encourage frequent customer visits. With our flexible “no walls” business model, we can quickly expand and contract merchandise categories in response to consumers’ changing tastes. Although our stores primarily target the middle to upper middle income customer, we reach a broad range of customers across many demographic groups and income levels. The operating platforms and strategies of all of our retail concepts are synergistic. As a result, we capitalize on our expertise and systems throughout our business, leveraging information, best practices, initiatives and new ideas and developing talent across our concepts. We also leverage the substantial buying power of our businesses in our global relationships with vendors.
We consolidated our A.J. Wright division by converting 90 A.J. Wright stores into T.J. Maxx, Marshalls or HomeGoods stores and closing the remaining 72 A.J. Wright stores, two distribution centers and home office in order to focus managerial and financial resources on our larger, more profitable businesses, all of which have major growth potential, to serve the A.J. Wright customer demographic more efficiently, and to improve our overall profit potential. In addition to presenting our financial results in conformity with GAAP, we are also presenting them on an “adjusted” basis to exclude from the fiscal 2012 six-month period, the $69 million of costs related to the A.J. Wright consolidation and from the fiscal 2011 periods, the benefit of a $12 million reduction to the provision for the Computer Intrusion that occurred over four years ago. These adjusted financial results are non-GAAP financial measures. We believe that the presentation of adjusted financial results provides additional information on comparisons between periods including underlying trends of our business by excluding these items that affect overall comparability. Non- GAAP financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Reconciliations of each of the adjusted financial measures to the financial measures in accordance with GAAP are provided below under “Adjusted Financial Measures.”
Results of Operations
The following is a summary of our financial performance for the second quarter and six months ended July 30, 2011:
•	In the second quarter and first half of fiscal 2012, we posted strong consolidated net sales and same store sales growth on top of challenging comparisons in the prior year.
•	Net sales increased 8% to $5.5 billion for the fiscal 2012 second quarter and increased 6% for the six-month period over last year’s comparable periods. At July 30, 2011, both stores in operation and selling square footage were up 2% compared to the same period in fiscal 2011.
•	Same store sales increased 4% for the fiscal 2012 second quarter over a 3% increase in the same period last year. Same store sales increased 3% for the six-month period ending July 30, 2011 over last year’s 6% increase in the six months ended July 31, 2010. Same store sales growth reflected an increase in the average transaction along with increases in customer traffic, which continued to be up over strong increases in each of the last two years.
•	Our fiscal 2012 second quarter pre-tax margin (the ratio of pre-tax income to net sales) increased to 10.2% compared to 9.8% for the same period last year, up 0.4 percentage points, and up 0.6 percentage points on an adjusted basis. For the six months ended July 30, 2011, our pre-tax margin was 9.3%, a 0.9 percentage point decrease from 10.2% for the same period last year, and was 9.9%, down 0.3 percentage points on an adjusted basis.
•	Our cost of sales ratio for the second quarter of fiscal 2012 decreased by 0.7 percentage points to 72.7%. For the six-months ended July 30, 2011, the cost of sales ratio was 73.0% (72.9% on an adjusted basis) compared to 73.1% for the same period last year. The improvements in the second quarter were primarily due to buying and occupancy expense leverage as well as the year-over-year impact of the mark-to-market adjustments on our inventory-related hedges.
•	The selling, general and administrative expense ratio for the second quarter of fiscal 2012 increased 0.1 percentage points to 16.9%. For the six months ended July 30, 2011, the selling, general and administrative expense ratio increased 1.0 percentage point to 17.6%, or increased 0.4 percentage points to 17.0% on an adjusted basis. The second quarter expense ratio was up slightly due to increased advertising expenses. The year-to-date expense ratio increased due to the A.J. Wright consolidation costs, higher administrative costs, increased advertising costs and deleverage at TJX Canada and TJX Europe.
•	Net income for the second quarter of fiscal 2012 was $348.3 million, or $0.90 per diluted share, compared to $305.0 million, or $0.74 per diluted share, in last year’s second quarter. Foreign currency translation benefited the second quarter fiscal 2012 earnings per share by $0.03 per share compared to an immaterial impact in the same period last year. Net income for the six months ended July 30, 2011 was $614.3 million, or $1.57 per diluted share, compared to $636.4 million, or $1.54 per diluted share in the same period last year. Adjusted diluted earnings per share for the six-month period were $1.68 in fiscal 2012 compared to $1.53 in fiscal 2011. Foreign currency translation had an immaterial impact on the six months ended July 30, 2011, compared to a $0.01 per share negative impact in the same period last year.
•	During the second quarter of fiscal 2012, we repurchased 5.9 million shares of our common stock at a cost of $311 million. For the first six months of fiscal 2012, we repurchased 13.1 million shares of our common stock at a cost of $673 million. Earnings per share reflect the benefit of our stock repurchase programs.
•	Consolidated per store inventories, including the distribution centers, were up 16% at the end of the second quarter of fiscal 2012 (1% due to foreign currency exchange rates), compared to a decrease of 13% at the end of the second quarter of fiscal 2011 over the prior year’s second quarter end. The fiscal 2012 increase is primarily due to a larger quantity of end-of-season branded product that was packed away as the current fiscal year began, versus very low quantities in the prior year. These pack-away goods will generally begin flowing to the stores in the third quarter of fiscal 2012. This increase was entirely in our distribution centers as store inventories were lower than last year. In addition, at the end of the second quarter, our forward inventory purchase commitments for the second half of fiscal 2012 were significantly lower than at the same time last year.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.
Net sales: Consolidated net sales for the quarter ended July 30, 2011 totaled $5.5 billion, an 8% increase over net sales of $5.1 billion in the fiscal 2011 second quarter. The increase reflected a 4% increase in same store sales, a 4% increase in new stores, and a 2% increase from the benefit of foreign currency exchange rates, offset in part by a 2% decrease due to the elimination of sales from the A.J. Wright stores (net of sales from the converted stores). This compares to sales growth of 7% in last year’s second quarter, which reflected a 4% increase from new stores and a 3% increase in same store sales. Foreign currency exchange rates had an immaterial impact on fiscal 2011 second quarter sales.
Consolidated net sales for the six months ended July 30, 2011 totaled $10.7 billion, a 6% increase over net sales of $10.1 billion in last year’s comparable period. The increase reflected a 4% increase from new stores, a 3% increase in same store sales and a 2% increase from the benefit of foreign currency exchange rates, offset in part by a 3% decrease due to the elimination of sales from the A.J. Wright stores (net of sales from the converted stores). This compares to sales growth of 11% in the six month period of fiscal 2011, which consisted of a 6% increase in same store sales, a 4% increase from new stores and a 1% increase from the impact of foreign currency exchange rates.
Our consolidated store count and selling square footage as of July 30, 2011 each increased 2% as compared to July 31, 2010. This level of increase, lower than our historical levels, is due to the 72 A.J. Wright stores that were closed and not converted to other banners.
In the U.S., the same store sales increases for both the second quarter and six months ended July 30, 2011 reflected increases in both the average transaction and customer traffic. Dresses, activewear, shoes and accessories performed particularly well in the second quarter of fiscal 2012. For the second quarter of fiscal 2012, geographically, all regions in the U.S. recorded same store sales increases, with New England and the Southwest above the consolidated average and the Midwest below the consolidated average. TJX Europe same store sales were flat and TJX Canada same store sales decreased.
For the six-month period of fiscal 2012, dresses and activewear recorded the strongest same store sales increases. Geographically, in the U.S. same store sales were strongest in Florida and the Southwest while same store sales increases in the Northeast and Midwest trailed the consolidated average. Same store sales decreased at both TJX Europe and TJX Canada.
We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Of the 90 A.J. Wright stores that were converted to other banners, 82 are classified as new stores and 8 as relocations. Same store sales of our foreign divisions are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign divisions at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of divisional operating performance.

Presented below are both our reported and our adjusted consolidated operating results expressed as a percentage of net sales for the thirteen weeks and six months ended July 30, 2011 and July 31, 2010 (see “Adjusted Financial Measures” below for more information):

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirteen Weeks Ended
	As reported		As adjusted
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	72.7	73.4	72.7	73.4
Selling, general and administrative expenses	16.9	16.8	16.9	16.8
Provision (credit) for Computer Intrusion related expenses	—	(0.2)	—	—
Interest expense, net	0.2	0.2	0.2	0.2

Income before provision for income taxes*	10.2%	9.8%	10.2%	9.6%

Diluted Earnings per share — Net Income	$0.90	$0.74	$0.90	$0.73

	Percentage of Net Sales		Percentage of Net Sales
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	As reported		As adjusted
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	73.0	73.1	72.9	73.1
Selling, general and administrative expenses	17.6	16.6	17.0	16.6
Provision (credit) for Computer Intrusion related expenses	—	(0.1)	—	—
Interest expense, net	0.2	0.2	0.2	0.2

Income before provision for income taxes*	9.3%	10.2%	9.9%	10.1%

Diluted Earnings per share — Net Income	$1.57	$1.54	$1.68	$1.53

*	Figures may not foot due to rounding
Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency affects our reported results are as follows:
•	Translation of foreign operating results into U.S. dollars: In our financial statements we translate the operations of our segments in Canada and Europe from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of our Canadian and European segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at essentially the same rates within a given period.
•	Inventory hedges: We routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our divisions, principally in Europe and Canada, purchase goods in currencies other than their local currencies. As we have not elected “hedge accounting” as defined by GAAP, we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is sold.

While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 0.7 percentage points to 72.7% for the quarter ended July 30, 2011 as compared to the same period last year. The decrease in this expense ratio includes 0.3 percentage points due to the year-over-year change in the mark-to-market adjustment of inventory hedges as well as leverage on buying and occupancy costs. Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 0.1 percentage point to 73.0% (0.2 percentage points to 72.9% on an adjusted basis) for the six months ended July 30, 2011 as compared to the same period last year. The decrease in the expense ratio is due to expense leverage on buying and occupancy costs (particularly at Marmaxx) partially offset by the costs associated with the A.J. Wright conversion and lower merchandise margins at TJX Europe and TJX Canada.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, increased 0.1 percentage point to 16.9% for the quarter ended July 30, 2011 as compared to the same period last year, primarily due to an increase in our advertising expenses.
Selling, general and administrative expenses, as a percentage of net sales, increased 1.0 percentage point to 17.6% (0.4 percentage points to 17.0% on an adjusted basis) for the six months ended July 30, 2011 as compared to the same period last year. The increase in the expense ratio reflects higher administrative costs, deleverage at our international segments and the costs of the A.J. Wright consolidation.
Interest expense, net: Interest expense, net amounted to expense of $9.1 million for the second quarter of fiscal 2012 compared to expense of $10.3 million for the same period last year, and expense of $18.0 million for the six-month period ended July 30, 2011 compared to expense of $20.5 million for the same period last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
Dollars in thousands	2011	2010	2011	2010

Interest expense	$12,314	$12,169	$24,435	$24,138
Capitalized interest	(996)	—	(1,655)	—
Interest (income)	(2,209)	(1,897)	(4,754)	(3,664)

Interest expense, net	$9,109	$10,272	$18,026	$20,474

Income taxes: The effective income tax rate was 37.7% for the second quarter this year, compared to the 38.6% effective income tax rate for last year’s second quarter. The effective income tax rate for the six months ended July 30, 2011 was 37.9% as compared to 38.4% for last year’s comparable period. The decrease in the effective rate in both the quarter and six month period was primarily due to a reduction in the income tax rate in the United Kingdom.
Net income and net income per share: Net income for the second quarter of fiscal 2012 was $348.3 million, or $0.90 per diluted share, compared to $305.0 million, or $0.74 per diluted share ($0.73 on an adjusted basis), in last year’s second quarter. Foreign currency translation benefited the second quarter fiscal 2012 earnings per share by $0.03 per share compared to an immaterial impact in the same period last year. Net income for the six months ended July 30, 2011 was $614.3 million, or $1.57 per diluted share, compared to $636.4 million, or $1.54 per diluted share in the same period last year. The fiscal 2012 six months include the $0.08 negative impact of closing the A.J. Wright stores as well as the $0.03 negative impact of the costs associated with converting the A.J. Wright stores to other banners and grand re-opening costs, while the fiscal 2011 six months reflect the $0.01 benefit of a reduction in the reserve for the Computer Intrusion occurring over four years ago. Adjusted diluted earnings per share for the six-month period were $1.68 in fiscal 2012 compared to adjusted diluted earnings per share of $1.53 in the six months ended July 31, 2010. Foreign currency translation had an immaterial impact on the six months ended July 30, 2011, compared to a $0.01 per share negative impact in the same period last year.
In addition, our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. During the second quarter of fiscal 2012, we repurchased 5.9 million shares of our common stock at a cost of $311 million. For the first six months of fiscal 2012, we repurchased 13.1 million shares of our common stock at a cost of $673 million.
Adjusted Financial Measures: In addition to presenting our financial results in conformity with GAAP, we are also presenting them on an “adjusted” basis. We adjusted them to exclude:
•	from the fiscal 2012 six-month period, the costs related to the A.J. Wright consolidation, including closing costs and additional operating losses related to the closure of A.J. Wright stores in fiscal 2012 and the costs incurred by the Marmaxx and HomeGoods segments to convert former A.J. Wright stores to their banners and hold grand re-opening events for these stores, and
•	from the fiscal 2011 periods, the benefit of a reduction to the provision for the Computer Intrusion that occurred over four years ago.
These adjusted financial results are non-GAAP financial measures. We believe that the presentation of adjusted financial results provides additional information on comparisons between periods including underlying trends of our business by excluding these items that affect overall comparability. We use these adjusted measures in making financial, operating and planning decisions and in evaluating our performance, and our Board uses them in making compensation decisions. Non-GAAP financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Reconciliations of each of the adjusted financial measures to the financial measures in accordance with GAAP are provided below. (Dollars in millions, except per share data).

	Twenty-Six Weeks Ended				Twenty-Six Weeks Ended
	July 30, 2011				July 30, 2011
	As reported				As adjusted
		% of Net				% of Net
	U.S.$	Sales	Adjustments		U.S.$*	Sales

Net Sales	$10,689		$(9	)(1)	$10,679
Cost of sales, including buying and occupancy costs	7,803	73.0%	(16	)(2)	7,787	72.9%
Gross profit margin	—	27.0%			—	27.1%
Selling, general and administrative expenses	1,878	17.6%	(63	)(3)	1,816	17.0%
Income before income tax	$989	9.3%	$69		$1,058	9.9%
Earnings per share	$1.57		$0.11	(4)	$1.68

	Thirteen Weeks Ended				Thirteen Weeks Ended
	July 31, 2010				July 31, 2010
	As reported				As adjusted
		% of Net				% of Net
	U.S.$	Sales	Adjustments		U.S.$*	Sales

Net Sales	$5,068				$5,068
Cost of sales, including buying and occupancy costs	3,719	73.4%			3,719	73.4%
Gross profit margin	—	26.6%			—	26.6%
Selling, general and administrative expenses	854	16.8%			854	16.8%
Provision (credit) for Computer Intrusion related costs	(12)		$12	(5)	—
Income before income tax	$496	9.8%	$(12)		$485	9.6%
Earnings per share	$0.74		$(0.01	) (5)	$0.73

	Twenty-Six Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2010				July 31, 2010
	As reported				As adjusted
		% of Net				% of Net
	U.S.$	Sales	Adjustments		U.S.$*	Sales
| | | | |
Net Sales	$10,085				$10,085
Cost of sales, including buying and occupancy costs	7,368	73.1%			7,368	73.1%
Gross profit margin	—	26.9%			—	26.9%
Selling, general and administrative expenses	1,675	16.6%			1,675	16.6%
Provision (credit) for Computer Intrusion related costs	(12)		$12	(5)	—
Income before income tax	$1,033	10.2%	$(12)		$1,021	10.1%
Earnings per share	$1.54		$(0.01	)(5)	$1.53

*	Figures may not cross-foot due to rounding.

(1)	Sales of A.J. Wright stores through closing ($9 million).

(2)	Cost of sales and buying and occupancy costs of A.J. Wright through closing ($15 million) and applicable conversion costs of A.J. Wright stores converted to Marmaxx and HomeGoods banners ($1 million).

(3)	Operating costs of A.J. Wright through closing and costs to close A.J. Wright stores not converted to other banners ($44 million) and applicable conversion costs and grand re-opening costs for A.J. Wright stores converted to Marmaxx and HomeGoods banners ($19 million).

(4)	Impact on earnings per share of operating loss and closing costs of A.J. Wright stores ($0.08 per share) and conversion and grand re-opening costs at Marmaxx and HomeGoods ($0.03 per share).

(5)	Reduction of the Provision for Computer Intrusion related costs, primarily as a result of insurance proceeds and adjustments to our remaining reserve ($12 million) and related impact on earnings per share ($0.01 per share).
Segment information: The following is a discussion of the operating results of our business segments. In the United States, our T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and each of HomeGoods and A.J. Wright is reported as a separate segment. A.J. Wright will cease to be a business segment after this fiscal year as a result of its consolidation. Our stores operated in Canada (Winners, HomeSense, StyleSense and Marshalls) are reported as the TJX Canada segment, and our stores operated in Europe (T.K. Maxx and HomeSense) are reported as the TJX Europe segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our overall performance or as a measure of our liquidity.

Presented below is selected financial information related to our business segments:
U.S. Segments:
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
Dollars in millions	2011	2010	2011	2010

Net sales	$3,653.6	$3,309.5	$7,178.8	$6,587.4
Segment profit	$478.9	$416.3	$969.9	$884.7
Segment profit as a percentage of net sales	13.1%	12.6%	13.5%	13.4%
Adjusted segment profit as a percentage of net sales	13.1%	12.6%	13.7%	13.4%
Percent increase in same store sales	5%	3%	5%	7%
Stores in operation at end of period
T.J. Maxx			963	903
Marshalls			875	820

Total Marmaxx			1,838	1,723

Selling square footage at end of period (in thousands)
T.J. Maxx			22,439	21,191
Marshalls			21,767	20,655

Total Marmaxx			44,206	41,846

Net sales for Marmaxx increased 10% for the second quarter of fiscal 2012 and increased 9% for the six-month period as compared to the same periods last year. Same store sales for Marmaxx were up 5% in both the second quarter and the first six months of fiscal 2012, on top of a 3% increase for the fiscal 2011 second quarter and 7% increase for the six-month period last year.
Same store sales growth at Marmaxx for the both the second quarter and six-month periods ended July 30, 2011 were driven by an increase in the average transaction along with increases in customer traffic. We believe the values we offer customers have been the major driver of these increases, which has been aided by well-executed marketing. Our dresses, men’s and accessories categories posted particularly strong same store sales increases. Geographically, for the second quarter, there was strength throughout the U.S., with New England and the Southwest posting same store sales that were above the chain average. For the six months ended July 30, 2011, same store sales in the Southwest and Florida were above the chain average, while the increases in New England and the Midwest, where weather was unseasonably cold for part of the period, were below the chain average.
Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) increased to 13.1% for the second quarter of fiscal 2012 compared to 12.6% for the same period last year. The increase was driven by expense leverage on strong same store sales growth, primarily in occupancy costs (0.5 percentage points) as well as an increase in merchandise margins (0.1 percentage point).
Segment margin was relatively flat at 13.5% for the six months ended July 30, 2011 compared to 13.4% for the same period last year, primarily due to expense leverage (particularly occupancy costs) on strong same store sales growth, offset in part by the costs of the A.J. Wright store conversions and grand re-openings. Adjusted segment profit margin, which excludes these conversion and grand re-opening costs, increased 0.3 percentage points to 13.7% for the six months ended July 30, 2011.
The reconciliation of adjusted segment margin, a non-GAAP financial measure, to segment margin in accordance with GAAP is as follows:

	Twenty-Six Weeks Ended				Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011				July 30, 2011		July 31, 2010
	As reported				As adjusted		As reported
	US$ in	% of Net			US$ in	% of Net	US$ in	% of Net
	Millions	Sales	Adjustments		Millions	Sales	Millions	Sales

Marmaxx segment profit	$970	13.5%	$17	(1)	$987	13.7%	$885	13.4%

(1)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a T.J. Maxx or Marshalls store.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
Dollars in millions	2011	2010	2011	2010

Net sales	$515.3	$455.7	$1,018.6	$912.7
Segment profit	$37.5	$35.2	$82.9	$75.8
Segment profit as a percentage of net sales	7.3%	7.7%	8.1%	8.3%
Adjusted segment profit as a percentage of net sales	7.3%	7.7%	8.5%	8.3%
Percent increase in same store sales	3%	8%	4%	11%
Stores in operation at end of period			366	328
Selling square footage at end of period (in thousands)			7,231	6,451
HomeGoods net sales increased 13% in the second quarter of fiscal 2012 compared to the same period last year, and 12% for the six months of fiscal 2012 over the same period last year. Same store sales increased 3% for the second quarter of fiscal 2012 and increased 4% for the six-month period of fiscal 2012, over strong increases in the comparable periods of fiscal 2011.
Segment margin decreased to 7.3% for the second quarter of fiscal 2012 compared to 7.7% for the same period last year, primarily due to higher advertising expense. Segment profit margin for the six months ended July 30, 2011 was 8.1%, slightly lower than 8.3% for the same period last year. The decrease was due to the conversion and grand re-opening costs of the former A.J. Wright stores and increased advertising costs, substantially offset by expense leverage on the 4% same store sales increase and an increase in merchandise margins. Adjusted segment profit margin for the six months ended July 30, 2011 increased 0.2 percentage points to 8.5%.
The reconciliation of adjusted segment margin, a non- GAAP financial measure, to segment margin in accordance with GAAP is as follows:

	Twenty-Six Weeks Ended				Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011				July 30, 2011		July 31, 2010
	As reported				As adjusted		As reported
	US$ in	% of Net			US$ in	% of Net	US$ in	% of Net
	Millions	Sales	Adjustments		Millions	Sales	Millions	Sales

HomeGoods segment profit	$83	8.1%	$3	(1)	$86	8.5%	$76	8.3%

(1)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a HomeGoods store.
A.J. Wright
In the first quarter of fiscal 2012, we closed the A.J. Wright stores not being converted to other banners that were not closed in the fourth quarter of fiscal 2011.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 30,		July 31,	July 30,	July 31,
Dollars in millions	2011		2010	2011	2010

Net sales	$—		$193.2	$9.2	$404.6
Segment profit (loss)	$—		$2.0	$(49.3)	$11.8
Segment profit (loss) as a percentage of net sales	n/a	%	1.0%	n/m	2.9%
Percent increase in same store sales	n/a	%	0%	0%	4%
Stores in operation at end of period				—	154
Selling square footage at end of period (in thousands)				—	3,108
The majority of the costs to consolidate A.J. Wright were recognized in the fourth quarter of fiscal 2011. Because of the timing of the store closings, the remainder of the closing costs (primarily lease-related obligations) and A.J. Wright operating losses were incurred in the first quarter of fiscal 2012 and reported as an A.J. Wright segment loss.

International Segments:
TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
U.S. Dollars in millions	2011	2010	2011	2010

Net sales	$637.7	$581.4	$1,229.8	$1,136.4
Segment profit	$92.3	$81.7	$128.4	$136.1
Segment profit as a percentage of net sales	14.5%	14.1%	10.4%	12.0%
Percent (decrease) increase in same store sales	(3)%	6%	(3)%	6%
Stores in operation at end of period
Winners			216	211
HomeSense			82	79
Marshalls			5	—

Total			303	290

Selling square footage at end of period (in thousands)
Winners			4,995	4,871
HomeSense			1,594	1,527
Marshalls			132	—

Total			6,721	6,398

Net sales for TJX Canada increased 10% for the second quarter and increased 8% for the six-month period ended July 30, 2011 compared to the same periods last year. Currency exchange translation benefited second quarter sales growth by approximately 8 percentage points and benefited six-month sales growth by approximately 6 percentage points, as compared to the same periods last year. Same store sales decreased 3% for both the second quarter and six-months ended July 30, 2011, compared to increases of 6% in the same periods last year. We believe the decreases are largely due to execution issues, especially in our women’s and children’s categories.
Segment profit increased $10.6 million to $92.3 million for the second quarter ended July 30, 2011. The impact of foreign currency translation increased segment profit by $6 million in the second quarter of fiscal 2012 and the mark-to-market adjustment on inventory-related hedges increased segment profit by $11 million in the second quarter of fiscal 2012 compared to an increase of $3 million in segment profit for the fiscal 2011 second quarter. The increase in segment margin for the fiscal 2012 second quarter was due to the favorable year-over-year impact of the change in the mark-to-market adjustment of inventory-related hedges, partially offset by expense deleverage on the same store sales decrease.
Segment profit decreased $7.7 million to $128.4 million for the fiscal 2012 six-month period. The impact of foreign currency translation increased segment profit by $8 million in the fiscal 2012 six-month period and the mark-to-market adjustment on inventory-related hedges decreased segment profit by $7 million in the first six months of fiscal 2012, compared to a decrease of $3 million in the same period last year. The decrease in segment margin for the six months ended July 2011 as compared to last year’s six-month period is primarily due to expense deleverage and the unfavorable change in the mark-to-market adjustment of our inventory-related hedges. Strong inventory and expense management mitigated the effects of the same store sales decline in both the second quarter and first six months of fiscal 2012.
As of July 30, 2011, we operated three StyleSense stores which are included in the Winners totals in the above table. Additionally, we are encouraged by the openings of the five Marshalls stores we launched in Canada during the first quarter of fiscal 2012.

TJX Europe

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
U.S. Dollars in millions	2011	2010	2011	2010

Net sales	$661.7	$528.2	$1,252.2	$1,043.4
Segment profit (loss)	$7.3	$2.1	$(24.0)	$8.0
Segment profit (loss) as a percentage of net sales	1.1%	0.4%	(1.9)%	0.8%
Percent (decrease) in same store sales	0%	(4)%	(2)%	(1)%
Stores in operation at end of period
T.K. Maxx			322	283
HomeSense			24	21

Total			346	304

Selling square footage at end of period (in thousands)
T.K. Maxx			7,384	6,490
HomeSense			402	353

Total			7,786	6,843

Net sales for TJX Europe increased 25% for the second quarter of fiscal 2012 and increased 20% for the six months ended July 30, 2011 compared to the same periods last year. Currency translation benefited the fiscal 2012 results for both periods, increasing net sales in the second quarter by $61 million and in the six-month period by $90 million. Same store sales were flat for the second quarter of fiscal 2012 and were down 2% for the six month period of fiscal 2012.
Segment profit for the second quarter of fiscal 2012 was $7.3 million compared to $2.1 million last year. The mark-to-market adjustment on our inventory-related hedges increased segment profit in the second quarter by $2 million, compared to a reduction of $6 million in the same period last year.
For the six months ended July 30, 2011, segment loss was $24.0 million, compared to segment profit of $8.0 million in the same period last year. For the six months ended July 30, 2011, the impact of foreign currency translation increased the segment loss by $2 million and the mark-to-market adjustment on inventory-related hedges increased the segment loss by $1 million compared to a $7 million reduction of the segment profit last year. Our fiscal 2012 six-month results reflect aggressive markdowns taken in the first quarter to clear inventory and adjust our merchandise mix.
We believe that the pace of European growth in fiscal 2011 led to execution issues that adversely affected this business. We have slowed our European growth and focused on execution of our off-price fundamentals in Europe, resulting in performance improvement consistent with our expectations.
General corporate expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
Dollars in millions	2011	2010	2011	2010

General corporate expense	$47.5	$42.2	$100.8	$74.8
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. General corporate expense for this year’s second quarter was flat compared to the same period in fiscal 2011. For the six months ended July 30, 2011, general corporate expense increased to $100.8 million, due to a variety of factors including cost of talent retained from A.J. Wright, an increase in stock-based compensation, increased investment in associate training, costs related to a new data center and other systems investments, and the relocation of a buying office.

Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $326 million for the six months ended July 30, 2011, a decrease of $340 million from the $666 million provided in the six months ended July 31, 2010. Net income provided cash of $614 million in the first six months of fiscal 2012, a decrease of $22 million from net income of $636 million in the same period last year. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $352 million in the fiscal 2012 compared to a use of cash of $10 million in fiscal 2011. The increase in inventory was primarily driven by a significant increase in packaway inventory reflecting an abundance of attractive product in the market. Changes in current income taxes payable decreased cash by $67 million in the first six months of fiscal 2012 compared to a decrease of $112 million in the same period of fiscal 2011, primarily due to the timing of estimated tax payments.
Investing activities related primarily to property additions for new stores, store improvements and renovations and investment in the distribution network. Cash outlays for property additions amounted to $439 million in the six months ended July 30, 2011, compared to $327 million in the same period last year. We anticipate that capital spending for fiscal 2012 will be approximately $800 million to $825 million, which includes our planned new store openings and store renovations. We also purchased short-term investments that had a maturity, when purchased, in excess of 90 days and which, per our policy, were not classified as cash on the balance sheet. In the first six months of fiscal 2012, we purchased $56 million in these short-term investments, compared to $72 million in the same period in fiscal 2011. Additionally, $54 million of these short-term investments were sold or matured during the first six months of fiscal 2012 compared to $68 million during the same period of fiscal 2011.
Cash flows from financing activities resulted in cash outflow of $671 million in the first six months of fiscal 2012, compared to cash outflow of $570 million in the same period last year. We spent $673 million to repurchase and retire 13.1 million shares in the first six months of fiscal 2012 and $590 million to repurchase and retire 13.7 million shares in the same period of fiscal 2011 under our stock repurchase programs. We record the purchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. As of July 30, 2011, $922 million was available for purchase under our stock repurchase programs. We determine the timing and amount of repurchases including amounts authorized under Rule 10b5-1 plans from time to time based on our assessment of various factors including excess cash flow, liquidity, market conditions, the economic environment, our assessment of prospects for our business, and other factors, and the timing and amount of these purchases may change. Lastly, financing activities included $111 million of proceeds from the exercise of stock options in the first six months of fiscal 2012 versus $100 million in proceeds in last year’s six-month period, and dividends paid on common stock in the first six months of fiscal 2012 were $132 million versus $110 million in last year’s six-month period.
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
Item 4. Controls and Procedures.
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2011 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended July 30, 2011 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable
Item 1A. Risk Factors.
     There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 29, 2011, as filed with the SEC on March 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Information on Share Repurchases
     The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2012 and the average price paid per share are as follows:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
	Total		Purchased as Part of a	May Yet be Purchased
	Number of Shares	Average Price Paid	Publicly Announced	Under the Plans or
	Repurchased (1)	Per Share (2)	Plan or Program(3)	Programs(4)
	(a)	(b)	(c)	(d)

May 1, 2011 through May 28, 2011	2,344,846	$53.02	2,344,846	$1,108,836,867
May 29, 2011 through June 2, 2011	2,542,900	$50.57	2,542,900	$980,242,992
June 3, 2011 through July 30, 2011	1,058,070	$55.29	1,058,070	$921,745,800
Total:	5,945,816		5,945,816

(1)	All shares were purchased as part of publicly announced plans or programs.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	(4) During the second quarter of fiscal 2012, we completed a $1 billion stock repurchase program that was approved in February 2010 and initiated another $1 billion stock repurchase program, approved in February 2011. Under this new plan, we repurchased 1.4 million shares of common stock at a cost of $78 million. As of July 30, 2011, $922 million remained available for purchase under that program.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)
Date: August 26, 2011	/s/ Jeffrey G. Naylor
Jeffrey G. Naylor, Chief Financial and Administrative
Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.