Form 10-Q
period 2011-10-29
TJX COMPANIES INC /DE/
filed 2011-12-01
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 29, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of registrant’s common stock outstanding as of October 29, 2011: 377,140,120

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
SIGNATURE
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	October 29,	October 30,
	2011	2010
Net sales	$5,793,128	$5,525,847

Cost of sales, including buying and occupancy costs	4,166,587	4,006,404
Selling, general and administrative expenses	954,238	912,808
Interest expense, net	8,551	9,518

Income before provision for income taxes	663,752	597,117
Provision for income taxes	257,265	224,808

Net income	$406,487	$372,309

Basic earnings per share:
Net income	$1.08	$0.94
Weighted average common shares — basic	377,137	397,217

Diluted earnings per share:
Net income	$1.06	$0.92
Weighted average common shares — diluted	383,026	403,040

Cash dividends declared per share	$0.19	$0.15
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF INCOME
(UNAUDITED)
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2011	2010
Net sales	$16,481,697	$15,610,467

Cost of sales, including buying and occupancy costs	11,969,880	11,374,288
Selling, general and administrative expenses	2,832,405	2,587,972
Provision (credit) for Computer Intrusion related costs	—	(11,550)
Interest expense, net	26,577	29,992

Income before provision for income taxes	1,652,835	1,629,765
Provision for income taxes	632,059	621,038

Net income	$1,020,776	$1,008,727

Basic earnings per share:
Net income	$2.67	$2.50
Weighted average common shares — basic	382,324	402,969

Diluted earnings per share:
Net income	$2.63	$2.46
Weighted average common shares — diluted	388,489	409,284

Cash dividends declared per share	$0.57	$0.45
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	October 29,	January 29,	October 30,
	2011	2011	2010
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$956,932	$1,741,751	$1,339,065
Short-term investments	71,737	76,261	129,967
Accounts receivable, net	235,975	200,147	229,318
Merchandise inventories	3,706,022	2,765,464	3,272,960
Prepaid expenses and other current assets	366,183	249,832	290,465
Current deferred income taxes, net	81,202	66,072	34,867

Total current assets	5,418,051	5,099,527	5,296,642

Property at cost:
Land and buildings	344,880	320,633	289,158
Leasehold costs and improvements	2,300,188	2,112,151	2,121,958
Furniture, fixtures and equipment	3,406,787	3,256,446	3,345,501

Total property at cost	6,051,855	5,689,230	5,756,617
Less accumulated depreciation and amortization	3,352,877	3,239,429	3,286,189

Net property at cost	2,698,978	2,449,801	2,470,428

Property under capital lease, net of accumulated amortization of $23,266; $21,591 and $21,032, respectively	9,306	10,981	11,540
Other assets	224,687	231,518	223,641
Goodwill and tradename, net of amortization	179,958	179,936	179,897

TOTAL ASSETS	$8,530,980	$7,971,763	$8,182,148

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$2,912	$2,727	$2,627
Accounts payable	2,048,362	1,683,929	1,974,272
Accrued expenses and other liabilities	1,328,226	1,347,951	1,253,053
Federal, foreign and state income taxes payable	—	98,514	—

Total current liabilities	3,379,500	3,133,121	3,229,952

Other long-term liabilities	720,399	709,321	746,860
Non-current deferred income taxes, net	462,384	241,905	307,810
Obligation under capital lease, less portion due within one year	10,912	13,117	13,823
Long-term debt, exclusive of current installments	774,457	774,400	774,381
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 377,140,120; 389,657,340 and 395,802,044, respectively	377,140	389,657	395,802
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(82,685)	(91,755)	(101,494)
Retained earnings	2,888,873	2,801,997	2,815,014

Total shareholders’ equity	3,183,328	3,099,899	3,109,322

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,530,980	$7,971,763	$8,182,148

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,020,776	$1,008,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	356,943	341,069
Loss on property disposals	4,498	6,991
Deferred income tax provision	197,286	142,607
Share-based compensation	49,799	44,913
Excess tax benefits from share-based compensation	(34,063)	(23,410)
Changes in assets and liabilities:
(Increase) in accounts receivable	(35,518)	(43,943)
(Increase) in merchandise inventories	(931,492)	(719,710)
(Increase) in prepaid expenses and other current assets	(106,999)	(41,536)
Increase in accounts payable	358,899	454,738
(Decrease) in accrued expenses and other liabilities	(46,695)	(81,030)
Other	(2,604)	9,776

Net cash provided by operating activities	830,830	1,099,192

Cash flows from investing activities:
Property additions	(661,419)	(540,351)
Purchase of short-term investments	(112,826)	(102,879)
Sales and maturities of short-term investments	117,696	108,844
Proceeds from sale of fixed assets	10,647	—
Proceeds from repayments on note receivable	747	695

Net cash (used in) investing activities	(645,155)	(533,691)

Cash flows from financing activities:
Cash payments for debt issuance expenses	(2,299)	(3,089)
Payments on capital lease obligation	(2,021)	(1,749)
Cash payments for repurchase of common stock	(974,756)	(845,522)
Proceeds from issuance of common stock	168,004	141,880
Excess tax benefits from share-based compensation	34,063	23,410
Cash dividends paid	(203,518)	(170,042)

Net cash (used in) financing activities	(980,527)	(855,112)

Effect of exchange rate changes on cash	10,033	14,069

Net (decrease) in cash and cash equivalents	(784,819)	(275,542)
Cash and cash equivalents at beginning of year	1,741,751	1,614,607

Cash and cash equivalents at end of period	$956,932	$1,339,065

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

				Accumulated
	Common Stock		Additional	Other
		Par Value	Paid-In	Comprehensive	Retained
	Shares	$1	Capital	Income (Loss)	Earnings	Total

Balance, January 29, 2011	389,657	$389,657	$—	$(91,755)	$2,801,997	$3,099,899
Comprehensive income:
Net income	—	—	—	—	1,020,776	1,020,776
Foreign currency translation adjustments	—	—	—	5,446	—	5,446
Recognition of prior service cost and deferred gains	—	—	—	3,624	—	3,624

Total comprehensive income						1,029,846
Cash dividends declared on common stock	—	—	—	—	(217,179)	(217,179)
Recognition of share-based compensation	—	—	49,799	—	—	49,799
Issuance of common stock under stock incentive plan and related tax effect	6,233	6,233	189,486	—	—	195,719
Common stock repurchased	(18,750)	(18,750)	(239,285)	—	(716,721)	(974,756)

Balance, October 29, 2011	377,140	$377,140	$—	$(82,685)	$2,888,873	$3,183,328

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
The January 29, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Share-Based Compensation: Total share-based compensation expense was $18.1 million for the quarter ended October 29, 2011 and $16.9 million for the quarter ended October 30, 2010. Total share-based compensation expense was $49.8 million for the nine months ended October 29, 2011 and $44.9 million for the nine months ended October 30, 2010. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 1.8 million shares of common stock exercised during the quarter ended October 29, 2011 and options to purchase 6.1 million shares of common stock exercised during the nine months ended October 29, 2011, leaving options to purchase 22.3 million shares of common stock outstanding as of October 29, 2011.
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
Merchandise Inventories: TJX accrues for inventory purchase obligations at the time of shipment by the vendor. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $504.3 million at October 29, 2011, $445.7 million at January 29, 2011 and $493.8 million at October 30, 2010. Comparable amounts were reflected in accounts payable at those dates.
New Accounting Standards: There were no new accounting standards issued during the third quarter ended October 29, 2011 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.
Note B. Provision (credit) for Computer Intrusion Related Costs
TJX has a reserve for its estimate of the remaining probable losses arising from an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. The reserve balance was $16.4 million at October 29, 2011 and $18.8 million at October 30, 2010. As an estimate, the reserve is subject to uncertainty, and actual costs may vary from the current estimate, although such variations are not expected to be material.
Note C. Dispositions and Reserves related to Former Operations
Consolidation of A.J. Wright: On December 8, 2010, TJX’s Board of Directors approved the consolidation of TJX’s A.J. Wright division, converting 90 A.J. Wright stores into T.J. Maxx, Marshalls or HomeGoods stores and closing A.J. Wright’s remaining 72 stores, two distribution centers and home office. The liquidation process commenced in the fourth quarter of fiscal 2011 and 20 stores had been closed as of January 29, 2011. The first quarter and the first nine months of fiscal 2012 include a $49 million A.J. Wright segment loss which includes operating losses and the cost to close the remaining stores. The first nine months of fiscal 2012 also includes $20 million of costs to convert the 90 A.J. Wright stores to other banners, with $17 million incurred by the Marmaxx segment and $3 million incurred by the HomeGoods segment. The consolidation of A.J. Wright was completed during the first quarter of fiscal 2012. The A.J. Wright consolidation was not classified as a discontinued operation due to TJX’s expectation that a significant portion of the sales of the A.J. Wright stores would migrate to other TJX stores.
Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of business operations it has closed, sold or otherwise disposed of. The reserve activity is presented below:

	Thirty-Nine Weeks Ended
	October 29,	October 30,
In thousands	2011	2010

Balance at beginning of year	$54,695	$35,897
Additions to the reserve charged to net income:
A.J. Wright closing costs	32,686	—
Interest accretion	646	1,106
Charges against the reserve:
Lease-related obligations	(18,952)	(5,661)
Termination benefits and all other	(16,761)	(116)

Balance at end of period	$52,314	$31,226

In the first quarter of fiscal 2012, TJX increased this reserve by $33 million for the estimated costs of closing the A.J. Wright stores that were not converted to other banners or closed in fiscal 2011 including lease-related obligations and severance and termination benefits. The lease-related obligations included in the reserve reflect TJX’s estimation of lease costs, net of estimated subtenant income, and the cost of probable claims against TJX for liability, as an original lessee or guarantor of the leases of A.J. Wright and other former TJX businesses, after mitigation of the number and cost of these lease obligations. The actual net cost of these lease-related obligations may differ from TJX’s estimate. TJX estimates that the majority of the former operations reserve will be paid in the next three to five years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.
In addition to the lease-related obligations included in the reserve, TJX may also be contingently liable on up to 13 leases of BJ’s Wholesale Club, and up to seven leases of Bob’s Stores, both former TJX businesses. The reserve for discontinued operations does not reflect these leases because TJX believes that the likelihood of future liability to TJX is remote.

Note D. Other Comprehensive Income
TJX’s comprehensive income information, net of related tax effects, is presented below:

	Thirteen Weeks Ended
	October 29,	October 30,
In thousands	2011	2010

Net income	$406,487	$372,309
Other comprehensive income (loss):
Foreign currency translation adjustments	(37,851)	30,399
Recognition of prior service cost and deferred gains	1,640	840

Total comprehensive income	$370,276	$403,548

	Thirty-Nine Weeks Ended
	October 29,	October 30,
In thousands	2011	2010

Net income	$1,020,776	$1,008,727
Other comprehensive income (loss):
Foreign currency translation adjustments	5,446	28,716
Recognition of prior service cost and deferred gains	3,624	3,914

Total comprehensive income	$1,029,846	$1,041,357

Note E. Capital Stock and Earnings Per Share
Capital Stock: During the quarter ended October 29, 2011, TJX repurchased and retired 5.5 million shares of its common stock at a cost of $295.1 million. For the nine months ended October 29, 2011, TJX repurchased and retired 18.6 million shares of its common stock at a cost of $967.7 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its repurchase programs of $974.8 million for the nine months ended October 29, 2011 and $845.5 million for the nine months ended October 30, 2010. These expenditures were funded primarily by cash generated from operations. In June 2011, TJX completed the $1 billion stock repurchase program authorized in February 2010 under which TJX repurchased 20.6 million shares of common stock.
In February 2011, TJX’s Board of Directors approved another stock repurchase program that authorizes the repurchase of up to $1 billion of TJX common stock from time to time. Under this program, on a “trade date” basis at October 29, 2011, TJX repurchased 6.9 million shares of common stock at a cost of $373.4 million and $626.6 million remained available under this plan. All shares repurchased under the stock repurchase programs have been retired.
TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
	October 29,	October 30,
In thousands, except per share data	2011	2010

Basic earnings per share
Net income	$406,487	$372,309
Weighted average common shares outstanding for basic EPS	377,137	397,217

Basic earnings per share	$1.08	$0.94

Diluted earnings per share
Net income	$406,487	$372,309
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	377,137	397,217
Assumed exercise/vesting of:
Stock options and awards	5,889	5,823

Weighted average common shares outstanding for diluted EPS	383,026	403,040

Diluted earnings per share	$1.06	$0.92

	Thirty-Nine Weeks Ended
	October 29,	October 30,
In thousands, except per share data	2011	2010

Basic earnings per share
Net income	$1,020,776	$1,008,727
Weighted average common shares outstanding for basic EPS	382,324	402,969

Basic earnings per share	$2.67	$2.50

Diluted earnings per share
Net income	$1,020,776	$1,008,727
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	382,324	402,969
Assumed exercise/vesting of:
Stock options and awards	6,165	6,315

Weighted average common shares outstanding for diluted EPS	388,489	409,284

Diluted earnings per share	$2.63	$2.46
The weighted average common shares for the diluted earnings per share calculation would exclude the impact of any outstanding stock options for which the assumed proceeds per share are in excess of the related fiscal period’s average price of TJX’s common stock because they would have an antidilutive effect. There were no such options for the thirteen weeks ended October 29, 2011. There were 3.9 million options excluded for the thirty-nine weeks ended October 29, 2011. There were no such options for the thirteen weeks or the thirty-nine weeks ended October 30, 2010.

Note F. Financial Instruments
As a result of its operating and financing activities, TJX is exposed to market risks from changes in diesel fuel costs, foreign currency exchange rates and interest rates, which may adversely affect TJX’s operating results and financial position. When deemed appropriate, TJX seeks to minimize such risks through the use of derivative financial instruments. TJX does not use derivative financial instruments for trading or other speculative purposes, and does not use leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivatives that do not qualify for hedge accounting are reported in earnings in the period of the change. Changes in the fair value of derivatives for which TJX has elected hedge accounting are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged.
Diesel Fuel Contracts: Independent freight carriers transporting the Company’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. During the first nine months of fiscal 2012, TJX entered into agreements to hedge a portion of the notional diesel fuel requirements expected to be consumed by such independent freight carriers transporting the Company’s inventory throughout fiscal 2012 and the first three quarters of fiscal 2013. TJX hedged approximately 36% of these expected notional diesel fuel requirements for fiscal 2012 with agreements that settle throughout the remainder of fiscal 2012 and approximately 25% of the expected notional diesel fuel requirement for the first three quarters of fiscal 2013. The hedge agreements are designed to mitigate the surcharges payable by TJX arising from volatility of diesel fuel pricing by setting a fixed price per gallon for the year for a portion of the requirements. TJX elected not to apply hedge accounting rules to these agreements.
Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (operating in the United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada) and Marmaxx (U.S.) in currencies other than their functional currencies. The contracts outstanding at October 29, 2011 cover certain commitments and anticipated needs throughout fiscal 2012 and into fiscal 2013. TJX elected not to apply hedge accounting rules to these contracts.
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

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 29, 2011:

									Net Fair Value
					Blended		Current	Current	in US$ at
					Contract	Balance Sheet	Asset	(Liability)	October 29,
In thousands	Pay		Receive		Rate	Location	US$	US$	$2011

Fair value hedges:

Intercompany balances, primarily short-term debt
		£85,000	C$	134,892	1.5870	Prepaid Exp / (Accrued Exp)	$395	$(1,628)	$(1,233)
		€25,000		£21,265	0.8506	(Accrued Exp)	—	(1,094)	(1,094)
		€75,292	US $	101,227	1.3445	Prepaid Exp / (Accrued Exp)	103	(5,375)	(5,272)
	US $	85,894		£55,000	0.6403	Prepaid Exp	2,744	—	2,744

Hedge accounting not elected:
Diesel fuel contracts	Fixed on 400K – 1.5M gal per month		Float on 400K – 1.5M gal per month		N/A	Prepaid Exp	775	—	775
Merchandise purchase commitments
	C$	303,058	US$	309,945	1.0227	Prepaid Exp / (Accrued Exp)	6,128	(1,246)	4,882

	C$	6,173		€4,500	0.7290	Prepaid Exp	142	—	142

		£41,615	US $	67,000	1.6100	Prepaid Exp / (Accrued Exp)	780	(899)	(119)

		£42,422		€49,000	1.1551	Prepaid Exp	878	—	878

	US $	3,838		€2,693	0.7017	Prepaid Exp / (Accrued Exp)	5	(34)	(29)

Total fair value of all financial instruments							$11,950	$(10,276)	$1,674

Following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 30, 2010:

									Net Fair Value
					Blended			Current	in US$ at
					Contract	Balance Sheet	Current	(Liability)	October 30,
In thousands	Pay		Receive		Rate	Location	Asset US$	US$	$2010

Fair value hedges:

Intercompany balances, primarily short-term debt
	C$	21,208	US$	20,004	0.9432	(Accrued Exp)	$1	$(766)	$(765)
		€65,175	US$	89,682	1.3760	(Accrued Exp)	—	(1,177)	(1,177)

Hedge accounting not elected:
Diesel fuel contracts	Fixed on 1.3M gal per month		Float on 1.3M gal per month		N/A	Prepaid Exp	$221	$—	$221

Merchandise purchase commitments
	C$	309,142	US$	302,239	0.9777	Prepaid Exp or Other Assets / (Accrued Exp)	1,283	(1,538)	(255)
	C$	3,828		€2,900	0.7576	Prepaid Exp	289	—	289
		£45,009	US$	69,697	1.5485	(Accrued Exp)	—	(2,475)	(2,475)
		£41,192		€47,542	1.1542	Prepaid Exp / (Accrued Exp)	902	(715)	187
		€35,623		£30,152	0.8464	Prepaid Exp / (Accrued Exp)	102	(1,424)	(1,322)
		€6,236	US$	8,301	1.3311	(Accrued Exp)	—	(393)	(393)
	US$	1,160		€873	0.7526	Prepaid Exp	57	—	57

Total fair value of all financial instruments							$2,855	$(8,488)	$(5,633)

The impact of derivative financial instruments on the statements of income during the third quarter of fiscal 2012 and fiscal 2011 are as follows:

	Location of Gain (Loss)
	Recognized in Income by	Amount of Gain (Loss) Recognized
	Derivative	in Income by Derivative
In thousands		October 29, 2011	October 30, 2010
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$(2,162)	$2,005

Hedge accounting not elected:

Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(975)	57

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	15,819	1,373

Gain (loss) recognized in income		$12,682	$3,435

The impact of derivative financial instruments on the statements of income during the first nine months of fiscal 2012 and fiscal 2011 are as follows:

	Location of Gain (Loss)
	Recognized in Income by	Amount of Gain (Loss) Recognized
	Derivative	in Income by Derivative
In thousands		October 29, 2011	October 30, 2010
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$(3,140)	$2,005

Hedge accounting not elected:

Diesel fuel contracts	Cost of sales, including buying and occupancy costs	28	663

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	7,927	(8,524)

Gain (loss) recognized in income		$4,815	$(5,856)

Note G. Disclosures about Fair Value of Financial Instruments
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	October 29,	January 29,	October 30,
In thousands	2011	2011	2010

Level 1
Assets:
Executive savings plan	$79,139	$73,925	$68,579

Level 2
Assets:
Short-term investments	$71,737	$76,261	$129,967
Foreign currency exchange contracts	11,175	2,768	2,634
Diesel fuel contracts	775	746	221

Liabilities:
Foreign currency exchange contracts	$10,276	$6,233	$8,488
The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of long-term debt as of October 29, 2011 was $916.1 million versus a carrying value of $774.5 million and as of October 30, 2010 was $920.9 million versus a carrying value of $774.4 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
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

Note H. Segment Information
At October 29, 2011, TJX operated five business segments, three in the United States and one each in Canada and Europe. Each of TJX’s segments has its own administrative, buying and merchandising organization and distribution network. Of the U.S.-based store chains, T.J. Maxx and Marshalls, referred to as Marmaxx, are managed together and reported as a single segment, and each of HomeGoods and A.J. Wright is reported as a separate segment. As a result of its consolidation, A.J. Wright will cease to be a business segment after fiscal 2012. Outside the U.S., store chains in Canada (Winners, HomeSense and Marshalls) are managed together and reported as the TJX Canada segment, and store chains in Europe (T.K. Maxx and HomeSense) are also managed together and reported as the TJX Europe segment.
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
Presented below is financial information on TJX’s business segments:

	Thirteen Weeks Ended
	October 29,	October 30,
In thousands	2011	2010

Net sales:
U.S. segments:
Marmaxx	$3,790,340	$3,502,670
HomeGoods	551,066	479,859
A.J. Wright	—	204,824
International segments:
TJX Canada	705,061	666,799
TJX Europe	746,661	671,695

	$5,793,128	$5,525,847

Segment profit (loss):
U.S. segments:
Marmaxx	$501,559	$453,720
HomeGoods	63,128	44,545
A.J. Wright	—	(1,183)
International segments:
TJX Canada	125,936	113,844
TJX Europe	42,391	41,214

	733,014	652,140

General corporate expenses	60,711	45,505
Interest expense, net	8,551	9,518

Income before provision for income taxes	$663,752	$597,117

Financial information on TJX’s business segments (continued):

	Thirty-Nine Weeks Ended
	October 29,	October 30,
In thousands	2011	2010

Net sales:
U.S. segments:
Marmaxx	$10,969,135	$10,090,083
HomeGoods	1,569,658	1,392,603
A.J. Wright	9,229	609,422
International segments:
TJX Canada	1,934,821	1,803,244
TJX Europe	1,998,854	1,715,115

	$16,481,697	$15,610,467

Segment profit (loss):
U.S. segments:
Marmaxx	$1,471,462	$1,338,455
HomeGoods	146,059	120,314
A.J. Wright	(49,291)	10,615
International segments:
TJX Canada	254,328	249,925
TJX Europe	18,398	49,178

	1,840,956	1,768,487

General corporate expenses	161,544	120,280
Provision (credit) for Computer Intrusion related costs	—	(11,550)
Interest expense, net	26,577	29,992

Income before provision for income taxes	$1,652,835	$1,629,765

Note I. Pension Plans and Other Retirement Benefits
Presented below is financial information related to TJX’s funded defined benefit retirement plan (“funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown.

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
	October 29,	October 30,	October 29,	October 30,
In thousands	2011	2010	2011	2010

Service cost	$8,893	$8,607	$359	$491
Interest cost	10,019	7,784	558	554
Expected return on plan assets	(12,275)	(10,051)	—	—
Amortization of prior service cost	—	—	1	20
Recognized actuarial losses	3,515	2,935	86	(682)

Total expense	$10,152	$9,275	$1,004	$383

	Pension		Pension
	(Funded Plan)		(Unfunded Plan)
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
In thousands	2011	2010	2011	2010

Service cost	$25,393	$24,106	$892	$902
Interest cost	28,925	25,822	1,807	2,011
Expected return on plan assets	(36,794)	(30,032)	—	—
Amortization of prior service cost	—	—	3	61
Recognized actuarial losses	8,141	8,379	500	706

Total expense	$25,665	$28,275	$3,202	$3,680

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
Note J. Long-Term Debt and Credit Lines
In April 2009, TJX issued $375 million aggregate principal amount of 6.95% ten-year notes and used the proceeds from the 6.95% notes offering to repurchase additional common stock under its stock repurchase program in fiscal 2010. Also in April 2009, prior to the issuance of the 6.95% notes, TJX entered into a rate-lock agreement to hedge the underlying treasury rate of those notes. The cost of this agreement is being amortized to interest expense over the term of the 6.95% notes and results in an effective fixed rate of 7.00% on those notes.
In July 2009, TJX issued $400 million aggregate principal amount of 4.20% six-year notes. TJX used a portion of the proceeds from the sale of the notes to refinance its C$235 million term credit facility in August 2009, prior to its scheduled maturity, and used the remainder, together with funds from operations, to repay its $200 million 7.45% notes due December 15, 2009, at maturity. Also in July 2009, prior to the issuance of the 4.20% notes, TJX entered into a rate-lock agreement to hedge the underlying treasury rate on $250 million of those notes. The cost of this agreement is being amortized to interest expense over the term of the 4.20% notes and results in an effective fixed rate of 4.19% on the notes.

TJX traditionally has funded seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. TJX had two $500 million revolving credit facilities at October 29, 2011 one which matures in May 2016 and one which matures in May 2013. TJX also had two $500 million revolving credit facilities at October 30, 2010. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. These agreements serve as backup to the commercial paper program. The availability under these revolving credit facilities was $1 billion at October 29, 2011 and October 30, 2010. One of the $500 million facilities at October 30, 2010 matured in May 2011 and was replaced at that time with a new $500 million, five-year revolving credit facility with similar terms and provisions but updated for market pricing.
As of October 29, 2011 and October 30, 2010, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of October 29, 2011 and October 30, 2010, there were no amounts outstanding on the Canadian credit line for operating expenses. As of October 29, 2011 and October 30, 2010, TJX Europe had a credit line of £20 million and there were no outstanding borrowings on this U.K. credit line at those dates.
Note K. Income Taxes
TJX is subject to income tax in the U.S. and foreign jurisdictions. TJX’s effective income tax rate was 38.8% for the fiscal 2012 third quarter and 37.6% for last year’s third quarter. The effective income tax rate for the nine months ended October 29, 2011 was 38.2% as compared to 38.1% for last year’s comparable period. The increase in the income tax rate for both the third quarter and year-to-date periods of fiscal 2012 was primarily due to the recognition of previously disclosed one-time favorable discrete items in the third quarter of fiscal 2011.
TJX is engaged in ongoing discussions and proceedings with taxing authorities in the U.S. and foreign countries. In nearly all jurisdictions, TJX’s income taxes for the tax years through fiscal 2003 are no longer subject to examination. In evaluating the tax benefits associated with various tax filing positions, TJX records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized and records a liability for unrecognized tax benefits, including accrued penalties and interest, on its consolidated balance sheets. TJX had net unrecognized tax benefits of $125.1 million as of October 29, 2011 and $119.4 million as of October 30, 2010.
TJX adjusts its liability for unrecognized tax benefits based on the outcome of tax examinations or judicial or administrative proceedings, as a result of the expiration of statute of limitations or when more information becomes available, and such adjustments may be material. During the next twelve months, it is reasonably possible that as a result of tax examinations of prior years’ tax returns and related proceedings, the total net amount of unrecognized tax benefits may decrease by a range of $1.0 million to $42.0 million, which would reduce the provision for taxes on earnings correspondingly.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 29, 2011 Compared to
     The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 30, 2010
Business Overview
We are the leading off-price apparel and home fashions retailer in the United States and worldwide. Our over 2,900 stores offer a rapidly changing assortment of quality, brand-name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices every day.
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
In December 2010, we decided to consolidate our A.J. Wright division in order to focus managerial and financial resources on our larger, more profitable businesses, all of which have major growth potential, to serve the A.J. Wright customer demographic more efficiently, and to improve our overall profit potential. In the first half of fiscal 2012, we completed the consolidation, in which we converted 90 A.J. Wright stores into T.J. Maxx, Marshalls or HomeGoods stores and closed A.J. Wright’s remaining 72 stores, two distribution centers and home office.
In addition to presenting our financial results for the fiscal 2011 and fiscal 2012 nine months in conformity with GAAP, we are also presenting them on an “adjusted” basis to exclude the $69 million of costs related to the A.J. Wright consolidation from the fiscal 2012 nine-month period and the benefit of a $12 million reduction to the provision for the Computer Intrusion (that occurred over four years ago) from the fiscal 2011 nine-month period. These adjusted financial results are non-GAAP financial measures. We believe that the presentation of adjusted financial results provides additional information on comparisons between periods including underlying trends of our business by excluding these items that affect overall comparability. Non- GAAP financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Reconciliations of each of the adjusted financial measures to the financial measures in accordance with GAAP are provided below under “Adjusted Financial Measures.”
Results of Operations
The following is a summary of our financial performance for the third quarter and nine months ended October 29, 2011:
•	In the third quarter and first nine months of fiscal 2012, we posted strong consolidated net sales and same store sales growth.

•	Net sales increased 5% to $5.8 billion for the fiscal 2012 third quarter and increased 6% for the nine-month period over last year’s comparable periods. At October 29, 2011, both stores in operation and selling square footage were up 1% compared to the same period in fiscal 2011.

•	Same store sales increased 3% for the fiscal 2012 third quarter over a 1% increase in the same period last year. Same store sales increased 3% for the nine-month period ending October 29, 2011 over last year’s 4% increase in the nine months ended October 30, 2010. Same store sales growth was driven by an increase in the average transaction while customer traffic was essentially flat compared to strong increases in customer traffic in the prior year. We believe unseasonably warm weather in several key markets affected customer traffic during the fiscal 2012 third quarter.

•	Our fiscal 2012 third quarter pre-tax margin (the ratio of pre-tax income to net sales) increased to 11.5% compared to 10.8% for the same period last year, up 0.7 percentage points, primarily reflecting improvement in gross profit margin as well as the benefit of the mark-to-market adjustment on inventory-related hedges. For the nine months ended October 29, 2011, our pre-tax margin was 10.0%, a 0.4 percentage point decrease from 10.4% for the same period last year, while our adjusted pre-tax margin was 10.5%, up 0.1 percentage point compared to last year.

•	Our cost of sales ratio for the third quarter of fiscal 2012 compared to the same period last year decreased by 0.6 percentage points to 71.9%. For the nine-months ended October 29, 2011, the cost of sales ratio compared to the same period last year decreased by 0.3 percentage points to 72.6%. The improvements in both the third quarter and nine-month periods over last year were primarily due to buying and occupancy expense leverage as well as the year-over-year impact of the mark-to-market adjustments on our inventory-related hedges.

•	The selling, general and administrative expense ratio for the third quarter of fiscal 2012 was flat at 16.5% compared to last year. For the nine months ended October 29, 2011, the selling, general and administrative expense ratio increased 0.6 percentage points to 17.2% and 0.2 percentage points to 16.8% on an adjusted basis. The year-to-date expense ratio increased due to the A.J. Wright consolidation costs and an increase in general corporate expenses.

•	Net income for the third quarter of fiscal 2012 was $406.5 million, or $1.06 per diluted share, compared to $372.3 million, or $0.92 per diluted share, in last year’s third quarter. Foreign currency exchange rates benefited the third quarter fiscal 2012 earnings per share by $0.03 per share compared to an immaterial impact in the same period last year. Net income for both the nine months ended October 29, 2011 and October 30, 2010 was $1.0 billion, which was $2.63 per diluted share in the fiscal 2012 period, and $2.46 per diluted share in the fiscal 2011 period. Adjusted diluted earnings per share for the nine-month period were $2.74 in fiscal 2012 compared to $2.45 in fiscal 2011. Foreign currency exchange rates benefited earnings per share for the nine months ended October 29, 2011 by $0.03 compared to a $0.01 per share negative impact in the same period last year.

•	During the third quarter of fiscal 2012, we repurchased 5.5 million shares of our common stock at a cost of $295 million. For the first nine months of fiscal 2012, we repurchased 18.6 million shares of our common stock at a cost of $968 million. Earnings per share reflect the benefit of our stock repurchase programs.

•	Consolidated per store inventories, including the distribution centers, were up 14% at the end of the third quarter of fiscal 2012, compared to a decrease of 6% at the end of the third quarter of fiscal 2011 over the prior year’s third quarter end. The fiscal 2012 increase was entirely in our distribution centers, as in-store inventories at the end of the quarter were lower than last year. The increase at our distribution centers was primarily due to merchandise purchased as pack-away to hold for future seasons as a result of our selectively taking advantage of the continued availability of large quantities of branded product. Our forward inventory purchase commitments for the remainder of fiscal 2012 as of October 29, 2011 were significantly lower than at the same time last year.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.
Net sales: Consolidated net sales for the quarter ended October 29, 2011 totaled $5.8 billion, a 5% increase over net sales of $5.5 billion in the fiscal 2011 third quarter. The increase reflected a 3% increase in same store sales, a 3% increase in new stores, and a 1% increase from the benefit of foreign currency exchange rates, offset in part by a 2% decrease due to the elimination of sales from the A.J. Wright stores that were closed and not converted to other banners. This compares to sales growth of 5% in last year’s third quarter, which reflected a 4% increase from new stores and a 1% increase in same store sales. Foreign currency exchange rates had an immaterial impact on fiscal 2011 third quarter sales.

Consolidated net sales for the nine months ended October 29, 2011 totaled $16.5 billion, a 6% increase over net sales of $15.6 billion in last year’s comparable period. The increase reflected a 4% increase from new stores, a 3% increase in same store sales and a 1% increase from the benefit of foreign currency exchange rates, offset in part by a 2% decrease due to the elimination of sales from the A.J. Wright stores that were closed and not converted to other banners. This compares to sales growth of 9% in the nine-month period of fiscal 2011, which consisted of a 4% increase in same store sales, a 4% increase from new stores and a 1% increase from the impact of foreign currency exchange rates.
Our consolidated store count and selling square footage as of October 29, 2011 each increased 1% as compared to October 30, 2010. This level of increase, lower than our historical levels, was due to the 72 A.J. Wright stores that were closed and not converted to other banners.
In the U.S., the same store sales increases for the third quarter ended October 29, 2011 reflected an increase in the value of the average transaction. Categories that performed particularly well during the third quarter were home, men’s, activewear and shoes. For the third quarter of fiscal 2012, geographically, all regions in the U.S. recorded same store sales increases, with the Southeast and the Southwest regions above the consolidated average and New England and the Midwest below the consolidated average. TJX Europe same store sales were flat and TJX Canada same store sales decreased in the fiscal 2012 third quarter.
Same store sales increases in the U.S. for the nine months ended October 29, 2011 also reflected an increase in the value of the average transaction. For the nine-month period, same store sales of home, men’s, dresses, activewear, shoes and accessories categories were particularly strong. Geographically, during the nine-month period, same store sales increases in the U.S. were strongest in Florida and the Southwest while same store sales increases in the Northeast and Midwest trailed the consolidated average. Same store sales decreased at both TJX Europe and TJX Canada for the fiscal 2012 nine-month period.
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

Presented below are our reported consolidated operating results expressed as a percentage of net sales for the thirteen weeks and thirty-nine weeks ended October 29, 2011 and October 30, 2010.

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	As reported		As reported
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.9	72.5	72.6	72.9
Selling, general and administrative expenses	16.5	16.5	17.2	16.6
Provision (credit) for Computer Intrusion related expenses	—	—	—	(0.1)
Interest expense, net	0.1	0.2	0.2	0.2

Income before provision for income taxes*	11.5%	10.8%	10.0%	10.4%

Diluted Earnings per share — Net Income	$1.06	$0.92	$2.63	$2.46
Presented below are our adjusted consolidated operating results expressed as a percentage of net sales for the thirty-nine weeks ended October 29, 2011 and October 30, 2010. There were no adjustments to the thirteen weeks ended October 29, 2011 or October 30, 2010. (see “Adjusted Financial Measures” below for more information).

	Percentage of Net Sales
	Thirty-Nine Weeks Ended
	As adjusted
	October 29,	October 30,
	2011	2010
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	72.6	72.9
Selling, general and administrative expenses	16.8	16.6
Provision (credit) for Computer Intrusion related expenses	—	—
Interest expense, net	0.2	0.2

Income before provision for income taxes*	10.5%	10.4%

Diluted Earnings per share — Net Income	$2.74	$2.45

*	Figures may not foot due to rounding
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
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 0.6 percentage points to 71.9% for the quarter ended October 29, 2011 as compared to the same period last year. The decrease in this expense ratio includes 0.2 percentage points due to the year-over-year change in the mark-to-market adjustment of inventory hedges as well as leverage on buying and occupancy costs. Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 0.3 percentage point to 72.6% for the nine months ended October 29, 2011 as compared to the same period last year. The decrease in the expense ratio is due to expense leverage on buying and occupancy costs (particularly at Marmaxx and HomeGoods) partially offset by lower merchandise margins at TJX Europe and TJX Canada.
Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, was flat at 16.5% for the quarter ended October 29, 2011 as compared to the same period last year, despite an increase in general corporate expenses due to our investment in new systems, talent and e-commerce.
Selling, general and administrative expenses, as a percentage of net sales, increased 0.6 percentage points to 17.2% (up 0.2 percentage points to 16.8% on an adjusted basis) for the nine months ended October 29, 2011 as compared to the same period last year. The increase in the expense ratio reflects the costs of the A.J. Wright consolidation (0.4 percentage points) and the increase in general corporate expenses.
Interest expense, net: Interest expense, net amounted to expense of $8.6 million for the third quarter of fiscal 2012 compared to expense of $9.5 million for the same period last year, and expense of $26.6 million for the nine-month period ended October 29, 2011 compared to expense of $30.0 million for the same period last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
Dollars in thousands	2011	2010	2011	2010
Interest expense	$12,278	$12,505	$36,713	$36,643
Capitalized interest	(373)	—	(2,028)	—
Interest (income)	(3,354)	(2,987)	(8,108)	(6,651)

Interest expense, net	$8,551	$9,518	$26,577	$29,992

Income taxes: The effective income tax rate was 38.8% for the third quarter this year, compared to the 37.6% effective income tax rate for last year’s third quarter. The effective income tax rate for the nine months ended October 29, 2011 was 38.2% as compared to 38.1% for last year’s comparable period. The increase in the income tax rate for both the third quarter and year-to-date periods of fiscal 2012 was primarily due to the recognition of one-time favorable discrete items in the third quarter of fiscal 2011. We expect the fiscal 2012 effective income tax rate to be higher than anticipated due to a higher ratio of earnings in the U.S (which has a higher income tax rate) to earnings from our international operations.
Net income and net income per share: Net income for the third quarter of fiscal 2012 was $406.5 million, or $1.06 per diluted share, compared to $372.3 million, or $0.92 per diluted share, in last year’s third quarter. Foreign currency exchange rates benefited the third quarter fiscal 2012 earnings per share by $0.03 per share compared to an immaterial impact in the same period last year. Net income for the nine months ended October 29, 2011 was $1.0 billion, or $2.63 per diluted share, compared to $1.0 billion, or $2.46 per diluted share in the same period last year. The fiscal 2012 nine months include the $0.08 negative impact of closing the remainder of the A.J. Wright stores as well as the $0.03 negative impact of the costs associated with converting A.J. Wright stores to other banners and grand re-opening costs, while the fiscal 2011 nine months reflect the $0.01 benefit of a reduction in the reserve for the Computer Intrusion which occurred over four years ago. Adjusted diluted earnings per share for the nine-month period were $2.74 in fiscal 2012 compared to $2.45 in the nine months ended October 30, 2010. Foreign currency exchange rates benefited the nine months ended October 29, 2011 by $0.03, compared to a $0.01 per share negative impact in the same period last year.
In addition, our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. During the third quarter of fiscal 2012, we repurchased 5.5 million shares of our common stock at a cost of $295 million. For the first nine months of fiscal 2012, we repurchased 18.6 million shares of our common stock at a cost of $968 million.
Adjusted Financial Measures: In addition to presenting our nine-month financial results in conformity with GAAP, we are also presenting them on an “adjusted” basis. We adjusted them to exclude:
•	from the fiscal 2012 nine-month period, the costs related to the A.J. Wright consolidation, including closing costs and additional operating losses related to the A.J. Wright stores closed in fiscal 2012 and the costs incurred by the Marmaxx and HomeGoods segments to convert former A.J. Wright stores to their banners and hold grand re-opening events for these stores, and

•	from the fiscal 2011 nine-month period, the benefit of a reduction to the provision for the Computer Intrusion which occurred over four years ago.
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
(Dollars in millions, except per share data).

	Thirty-Nine Weeks Ended				Thirty-Nine Weeks Ended
	October 29, 2011				October 29, 2011
	As reported				As adjusted
	U.S.$	% of Net Sales	Adjustments		U.S.$*	% of Net Sales
Net Sales	$16,482		$(9	)(1)	$16,472
Cost of sales, including buying and occupancy costs	11,970	72.6%	(16	)(2)	11,954	72.6%
Gross profit margin	—	27.4%			—	27.4%
Selling, general and administrative expenses	2,832	17.2%	(63	)(3)	2,770	16.8%
Income before provision for income taxes	$1,653	10.0%	$69		$1,722	10.5%
Diluted earnings per share	$2.63		$0.11	(4)	$2.74

	Thirty-Nine Weeks Ended				Thirty-Nine Weeks Ended
	October 30, 2010				October 30, 2010
	As reported				As adjusted
	U.S.$	% of Net Sales	Adjustments		U.S.$*	% of Net Sales
Net Sales	$15,610				$15,610
Cost of sales, including buying and occupancy costs	11,374	72.9%			11,374	72.9%
Gross profit margin	—	27.1%			—	27.1%
Selling, general and administrative expenses	2,588	16.6%			2,588	16.6%
Provision (credit) for Computer Intrusion related costs	(12)	(0.1)%	$12	(5)	—
Income before provision for income taxes	$1,630	10.4%	$(12)		$1,618	10.4%
Diluted earnings per share	$2.46		$(0.01	)(5)	$2.45

*	Figures may not cross-foot due to rounding.

(1)	Sales of A.J. Wright stores through closing ($9 million).

(2)	Cost of sales and buying and occupancy costs of A.J. Wright through closing ($15 million) and applicable conversion costs of A.J. Wright stores converted to Marmaxx and HomeGoods banners ($1 million).

(3)	Operating costs of A.J. Wright through closing and costs to close A.J. Wright stores not converted to other banners ($44 million) and applicable conversion costs and grand re-opening costs for A.J. Wright stores converted to Marmaxx and HomeGoods banners ($19 million).

(4)	Impact on earnings per share of operating loss and closing costs of A.J. Wright stores ($0.08 per share) and conversion and grand re-opening costs at Marmaxx and HomeGoods ($0.03 per share).

(5)	Reduction of the Provision for Computer Intrusion related costs, primarily as a result of insurance proceeds and adjustments to our remaining reserve ($12 million) and related impact on earnings per share ($0.01 per share).
Segment information: The following is a discussion of the operating results of our business segments. In the United States, our T.J. Maxx and Marshalls stores are aggregated as the Marmaxx segment, and each of the HomeGoods chain and the A.J. Wright chain is reported as a separate segment. Although the consolidation of the A.J. Wright chain was completed in the first quarter of fiscal 2012, A.J. Wright will be reported as a business segment until the end of fiscal 2012. Our stores operated in Canada (Winners, HomeSense, StyleSense and Marshalls) are reported as the TJX Canada segment, and our stores operated in Europe (T.K. Maxx and HomeSense) are reported as the TJX Europe segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our overall performance or as a measure of our liquidity.
Presented below is selected financial information related to our business segments:
U.S. Segments:
Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
Dollars in millions	2011	2010	2011	2010
Net sales	$3,790.3	$3,502.7	$10,969.1	$10,090.1
Segment profit	$501.6	$453.7	$1,471.5	$1,338.5
Segment profit as a percentage of net sales	13.2%	13.0%	13.4%	13.3%
Adjusted segment profit as a percentage of net sales	13.2%	13.0%	13.6%	13.3%
Percent increase in same store sales	4%	1%	4%	5%
Stores in operation at end of period
T.J. Maxx			980	919
Marshalls			884	832

Total Marmaxx			1,864	1,751

Selling square footage at end of period (in thousands)
T.J. Maxx			22,781	21,527
Marshalls			21,950	20,954

Total Marmaxx			44,731	42,481

Net sales for Marmaxx increased 8% for the third quarter of fiscal 2012 and increased 9% for the nine-month period as compared to the same periods last year. Same store sales for Marmaxx were up 4% in both the third quarter and the first nine months of fiscal 2012, on top of a 1% increase for the fiscal 2011 third quarter and 5% increase for the nine-month period last year.
Same store sales growth at Marmaxx for both the third quarter and nine-month periods ended October 29, 2011 was driven by an increase in the value of the average transaction. The categories of activewear, men’s, shoes and accessories posted particularly strong same store sales increases in both the fiscal 2012 quarter and nine-month period. Geographically, for the third quarter, there was strength throughout the U.S., with increases in Florida, the Southeast and the Southwest regions above the chain average and, in New England and the Midwest, where weather was unseasonably warm for part of the third quarter; increases were below the chain average. For the nine months ended October 29, 2011, same store sales increases were strongest in Florida and the Southwest while the Northeast and Midwest were below the chain average.

Segment profit as a percentage of net sales (“segment profit margin” or “segment margin”) increased to 13.2% for the third quarter of fiscal 2012 compared to 13.0% for the same period last year. The increase was driven by expense leverage on strong same store sales growth, primarily in occupancy costs.
Segment margin was relatively flat at 13.4% for the nine months ended October 29, 2011 compared to 13.3% for the same period last year, primarily due to expense leverage (particularly occupancy costs) on strong same store sales growth, offset in part by the store conversion and grand re-opening costs of former A.J. Wright stores converted to T.J. Maxx or Marshalls. Adjusted segment profit margin, which excludes these costs, increased 0.3 percentage points to 13.6% for the nine months ended October 29, 2011.
The reconciliation of adjusted segment margin, a non-GAAP financial measure, to segment margin in accordance with GAAP is as follows:

	Thirty-Nine Weeks Ended				Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011				October 29, 2011		October 30, 2010
	As reported				As adjusted		As reported
	US$ in Millions	% of Net Sales	Adjustments		US$ in Millions	% of Net Sales	US$ in Millions	% of Net Sales
Marmaxx segment profit	$1,472	13.4%	$17	(1)	$1,488	13.6%	$1,338	13.3%

(1)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a T.J. Maxx or Marshalls store.
HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
Dollars in millions	2011	2010	2011	2010
Net sales	$551.1	$479.9	$1,569.7	$1,392.6
Segment profit	$63.1	$44.5	$146.1	$120.3
Segment profit as a percentage of net sales	11.5%	9.3%	9.3%	8.6%
Adjusted segment profit as a percentage of net sales	11.5%	9.3%	9.5%	8.6%
Percent increase in same store sales	5%	3%	5%	8%
Stores in operation at end of period			375	336
Selling square footage at end of period (in thousands)			7,412	6,619
     HomeGoods net sales increased 15% in the third quarter of fiscal 2012 compared to the same period last year, and 13% for the nine months of fiscal 2012 over the same period last year. Same store sales increased 5% for both the third quarter and nine-month period of fiscal 2012, over strong increases in the comparable periods of fiscal 2011.
Segment margin increased to 11.5% for the third quarter of fiscal 2012 compared to 9.3% for the same period last year, primarily due to expense leverage on the 5% same store sales increase (particularly in occupancy costs and distribution expenses) as well as increased merchandise margins. Segment profit margin for the nine months ended October 29, 2011 was 9.3% up from 8.6% for the same period last year. The increase was due to expense leverage on the 5% same store sales increase and an increase in merchandise margins, partially offset by the conversion and grand re-opening costs of former A.J. Wright stores converted to HomeGoods. Adjusted segment profit margin for the nine months ended October 29, 2011 increased 0.9 percentage points to 9.5%.
We increased our view of the long-term potential size of the HomeGoods chain. We believe that over time, HomeGoods can grow to approximately 750 stores in the U.S.

The reconciliation of adjusted segment margin, a non- GAAP financial measure, to segment margin in accordance with GAAP is as follows:

	Thirty-Nine Weeks Ended				Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011				October 29, 2011		October 30, 2010
	As reported				As adjusted		As reported
	US$ in Millions	% of Net Sales	Adjustments		US$ in Millions	% of Net Sales	US$ in Millions	% of Net Sales
HomeGoods segment profit	$146	9.3%	$3	(1)	$149	9.5%	$120	8.6%

(1)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a HomeGoods store.
A.J. Wright
The closing of the A.J. Wright division was completed in the first quarter of fiscal 2012. The majority of the costs to consolidate A.J. Wright were recognized in the fourth quarter of fiscal 2011. Because of the timing of the store closings, the remainder of the closing costs (primarily lease-related obligations) and A.J. Wright operating losses incurred in the first quarter of fiscal 2012 were reported as an A.J. Wright segment loss in the first quarter of fiscal 2012.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 29,		October 30,	October 29,	October 30,
Dollars in millions	2011		2010	2011	2010
Net sales	$—		$204.8	$9.2	$609.4
Segment profit (loss)	$—		$(1.2)	$(49.3)	$10.6
Segment profit (loss) as a percentage of net sales	n/a	%	(0.6)%	n/m	1.7%
Percent (decrease) increase in same store sales	n/a	%	(2)%	0%	2%
Stores in operation at end of period				—	161
Selling square footage at end of period (in thousands)				—	3,265
International Segments:
TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
U.S. Dollars in millions	2011	2010	2011	2010
Net sales	$705.1	$666.8	$1,934.8	$1,803.2
Segment profit	$125.9	$113.8	$254.3	$249.9
Segment profit as a percentage of net sales	17.9%	17.1%	13.1%	13.9%
Percent (decrease) increase in same store sales	(2)%	3%	(2)%	5%
Stores in operation at end of period
Winners			218	215
HomeSense			85	82
Marshalls			6	—

Total			309	297

Selling square footage at end of period (in thousands)
Winners			5,038	4,965
HomeSense			1,649	1,595
Marshalls			162	—

Total			6,849	6,560

Net sales for TJX Canada increased 6% for the third quarter and 7% for the nine-month period ended October 29, 2011 compared to the same periods last year. Foreign currency translation benefited third quarter sales growth by approximately 3 percentage points and benefited nine-month sales growth by approximately 5 percentage points, as compared to the same periods last year. Same store sales decreased 2% for both the third quarter and nine-months ended October 29, 2011, compared to increases in the same periods last year. We believe the same store sales decreases are largely due to the previously disclosed execution issues in our women’s and, to a lesser extent, children’s categories, but were also impacted by unseasonably warm weather during much of the third quarter.
Segment profit increased 11% to $125.9 million for the third quarter ended October 29, 2011. Foreign currency translation favorably impacted segment profit by $3 million in the third quarter of fiscal 2012. The mark-to-market adjustment on inventory-related hedges increased segment profit by $14 million in the third quarter of fiscal 2012 compared to a decrease of $2 million in segment profit for the fiscal 2011 third quarter. The increase in segment margin for the fiscal 2012 third quarter was entirely due to the favorable year-over-year impact of the change in the mark-to-market adjustment of inventory-related hedges, partially offset by lower merchandise margins and expense deleverage on the same store sales decrease.
Segment profit increased slightly to $254.3 million for the fiscal 2012 nine-month period which was entirely due to the impact of foreign currency. The impact of foreign currency translation increased segment profit by $11 million in the fiscal 2012 nine-month period. The mark-to-market adjustment on inventory-related hedges increased segment profit by $7 million in the first nine months of fiscal 2012, compared to a decrease of $5 million in the same period last year. The decrease in segment margin for the nine months ended October 29, 2011 as compared to last year’s nine-month period is due to expense deleverage and lower merchandise margins more than offsetting the favorable change in the mark-to-market adjustment of our inventory-related hedges. Strong inventory and expense management mitigated the effects of the same store sales decline in both the third quarter and first nine months of fiscal 2012.
We began the launch of Marshalls in Canada in the first quarter of fiscal 2012 and are encouraged by the openings of the six Marshalls stores in Canada. As of October 29, 2011, we operated three StyleSense stores which are included in the Winners totals in the above table.
TJX Europe

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
U.S. Dollars in millions	2011	2010	2011	2010
Net sales	$746.7	$671.7	$1,998.9	$1,715.1
Segment profit	$42.4	$41.2	$18.4	$49.2
Segment profit as a percentage of net sales	5.7%	6.1%	0.9%	2.9%
Percent (decrease) in same store sales	0%	(3)%	(2)%	(2)%
Stores in operation at end of period
T.K. Maxx			333	304
HomeSense			24	24

Total			357	328

Selling square footage at end of period (in thousands)
T.K. Maxx			7,673	6,962
HomeSense			402	402

Total			8,075	7,364

Net sales for TJX Europe increased 11% for the third quarter of fiscal 2012 and increased 17% for the nine months ended October 29, 2011 compared to the same periods last year. Foreign currency translation benefited third quarter sales growth by approximately 2 percentage points and benefited nine-month sales growth by approximately 6 percentage points, as compared to the same periods last year. Same store sales were flat for the third quarter of fiscal 2012 and were down 2% for the nine-month period of fiscal 2012.
Segment profit for the third quarter of fiscal 2012 was $42.4 million compared to $41.2 million last year. The mark-to-market adjustment on our inventory-related hedges increased segment profit in the third quarter by $2 million, compared to an increase of $3 million in the same period last year. Segment margin decreased as a result of expense deleverage which was partially offset by an increase in merchandise margin.
For the nine months ended October 29, 2011, segment profit was $18.4 million, compared to $49.2 million in the same period last year. For the nine months ended October 29, 2011, the impact of foreign currency translation decreased segment profit by $1 million. The mark-to-market adjustment on inventory-related hedges increased the segment profit by $1 million compared to a $4 million reduction of segment profit last year. Our fiscal 2012 nine-month results reflect aggressive markdowns taken in the first quarter to clear inventory and adjust our merchandise mix, which is the primary reason for the decrease in segment profit and segment margin.
We believe that the pace of European growth in fiscal 2011 led to execution issues that adversely affected this business beginning in fiscal 2011. We have slowed our European growth and are working to improve performance at TJX Europe. We have focused on improved execution of our off-price fundamentals in Europe, starting particularly in the U.K., and then moving to other parts of our European operations, which we believe is beginning to result in improved performance.
General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
Dollars in millions	2011	2010	2011	2010
General corporate expense	$60.7	$45.5	$161.5	$120.3
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The increase in general corporate expense for the fiscal 2012 third quarter and nine-month period was primarily due to our investment in systems and technology, talent and associate training expenses and costs related to our e-commerce initiative.
Analysis of Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities was $831 million for the nine months ended October 29, 2011, a decrease of $268 million from the $1,099 million provided in the nine months ended October 30, 2010. Net income and depreciation provided cash of $1,378 million in the first nine months of fiscal 2012, an increase of $28 million from net income and depreciation of $1,350 million in the same period last year. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $573 million in the fiscal 2012 compared to a use of cash of $265 million in fiscal 2011. The increase in inventory was in our distribution centers and was primarily driven by a significant increase in pack-away inventory reflecting an abundance of attractive product in the market. The impact of the changes in all other assets and liabilities reduced operating cash flows and was largely offset by the favorable impact of a higher deferred income tax provision.
Investing activities related primarily to property additions for new stores, store improvements and renovations and investment in the distribution network. Cash outlays for property additions amounted to $661 million in the nine months ended October 29, 2011, compared to $540 million in the same period last year. We anticipate that capital spending for fiscal 2012 will be approximately $800 million to $825 million, which includes our planned new store openings and store renovations. We also purchased short-term investments that had a maturity, when purchased, in excess of 90 days and which, per our policy, were not classified as cash on the balance sheet. In the first nine months of fiscal 2012, we purchased $113 million of these short-term investments, compared to $103 million in the same period in fiscal 2011. Additionally, $118 million of these short-term investments were sold or matured during the first nine months of fiscal 2012 compared to $109 million during the same period of fiscal 2011. Investing activities for fiscal 2012 also includes proceeds of $11 million from the sale of one of the former A.J. Wright distribution centers.
Cash flows from financing activities resulted in cash outflow of $981 million in the first nine months of fiscal 2012, compared to cash outflow of $855 million in the same period last year. We spent $968 million to repurchase and retire 18.6 million shares in the first nine months of fiscal 2012 and $845 million to repurchase and retire 19.7 million shares in the same period of fiscal 2011 under our stock repurchase programs. We record the purchase of our stock on a cash basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. As of October 29, 2011, $627 million was available for purchase under our stock repurchase programs. We determine the timing and amount of repurchases including amounts authorized under Rule 10b5-1 plans from time to time based on our assessment of various factors including excess cash flow, liquidity, market conditions, the economic environment, our assessment of prospects for our business, and other factors, and the timing and amount of these purchases may change. Lastly, financing activities included $168 million of proceeds from the exercise of stock options in the first nine months of fiscal 2012 versus $142 million in proceeds in last year’s nine-month period, and dividends paid on common stock in the first nine months of fiscal 2012 were $204 million versus $170 million in last year’s nine-month period.
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
Forward-Looking Statements
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: global economies and credit and financial markets; foreign currency exchange rates; buying and inventory management; market, geographic and category expansion; customer trends and preferences; quarterly operating results; marketing, advertising and promotional programs; data security; seasonal influences; large size and scale; unseasonable weather; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures; information systems and technology; cash flows; consumer spending; merchandise quality and safety; merchandise importing; international operations; commodity prices; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings; real estate leasing; market expectations; tax matters and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 29, 2011.
Item 4. Controls and Procedures.
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2011 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 29, 2011 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable
Item 1A. Risk Factors.
     There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 29, 2011, as filed with the SEC on March 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Information on Share Repurchases
     The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2012 and the average price paid per share are as follows:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
	Total		Purchased as Part of a	May Yet be Purchased
	Number of Shares	Average Price Paid	Publicly Announced	Under the Plans or
	Repurchased (1)	Per Share (2)	Plan or Program(3)	Programs(3)
	(a)	(b)	(c)	(d)
July 31, 2011 through August 27, 2011	3,458,300	$52.63	3,458,300	$739,740,055

August 28, 2011 through October 1, 2011	1,200,377	$54.35	1,200,377	$674,502,354

October 2, 2011 through October 29, 2011	833,500	$57.47	833,500	$626,603,267

Total:	5,492,177		5,492,177

(1)	All shares were purchased as part of publicly announced plans or programs.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(3)	During the second quarter of fiscal 2012, we completed a $1 billion stock repurchase program that was approved in February 2010 and initiated another $1 billion stock repurchase program, approved in February 2011. Under this new plan, we have repurchased a total of 6.9 million shares of common stock (including 5.5 million shares in the third quarter) at a cost of $373 million. As of October 29, 2011, $627 million remained available for purchase under that program.

Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)
Date: December 1, 2011	/s/ Jeffrey G. Naylor
Jeffrey G. Naylor, Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.