Form 10-K
period 2012-01-28
TJX COMPANIES INC /DE/
filed 2012-03-27
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ x ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2012

or

[    ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to                                                  Commission file number 1-4908

THE TJX COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2207613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
770 Cochituate Road
Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (508) 390-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ x ]  NO [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [  ]  NO [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ x ]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ x ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ]  NO [ x ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 30, 2011 was $20,932,228,111 based on the closing sale price as reported on the New York Stock Exchange.

There were 746,702,028 shares (adjusted for the two-for-one stock split) of the registrant’s common stock, $1.00 par value, outstanding as of January 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 13, 2012 (Part III).

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K and our 2011 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2011 Annual Report to Shareholders under our letter to shareholders and our performance graphs. Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words indicative of the future such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. These “forward-looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.

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

Our forward-looking statements speak only as of the dates on which they are made, and we do not undertake any obligation to update any forward-looking statement, whether to reflect new information, future events or otherwise. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission (“SEC”), on our website, or otherwise.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

The TJX Companies, Inc. (TJX) is the leading off-price apparel and home fashions retailer in the United States and worldwide. Our over 2,900 stores offer a rapidly changing assortment of quality, fashionable, brand-name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices, every day.

Retail Concept. We operate apparel and home fashions off-price retail chains which are known for their treasure hunt shopping experience and excellent values on fashionable, brand-name merchandise within four major divisions: the Marmaxx Group (or Marmaxx) and HomeGoods in the U.S., TJX Canada and TJX Europe. Inventories turn rapidly in our stores relative to traditional retailers to create a sense of urgency and excitement for our customers which encourages frequent customer visits. With our flexible “no walls” business model, we can quickly expand and contract merchandise categories in response to consumers’ changing tastes and market conditions. Although our stores primarily target the middle to upper middle income customer, we reach a broad range of customers across many demographic groups and income levels with the values we offer. The operating platforms and strategies of all of our retail concepts are synergistic. As a result, we capitalize on our expertise and systems throughout our business, leveraging information, best practices, initiatives and new ideas, and developing talent across our concepts. We also leverage the substantial buying power of our businesses in our global relationships with vendors.

In the United States:

—

T.J. MAXX and MARSHALLS (MARMAXX): T.J. Maxx and Marshalls (referred to together in the U.S. as Marmaxx) are collectively the largest off-price retailer in the United States with a total of 1,867 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, accent furniture, lamps, rugs, wall décor, decorative accessories and giftware) and other merchandise. We differentiate T.J. Maxx and Marshalls through different product assortment (including an expanded assortment of fine jewelry and accessories and a designer section called The Runway at T.J. Maxx and a full line of footwear, a broader men’s offering and a juniors’ department called The Cube at Marshalls), in-store initiatives, marketing and store appearance. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains.

—

HOMEGOODS: HomeGoods, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 374 stores, the chain offers a broad array of home basics, giftware, accent furniture, lamps, rugs, wall décor, decorative accessories, children’s furniture, seasonal and other merchandise.

TJX Canada:

—

WINNERS: Acquired in 1990, Winners is the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 216 stores across Canada is comparable to T.J. Maxx and Marshalls.

—

MARSHALLS: In March 2011, we brought the Marshalls chain to Canada, and successfully opened a total of six Canadian Marshalls stores during fiscal 2012. Like Marshalls in the U.S., our Canadian Marshalls stores offer an expanded footwear department and a juniors’ department called The Cube, differentiating it from the Winners chain.

—	HOMESENSE: HomeSense introduced the home fashions off-price concept to Canada in 2001. The chain has 86 stores with a merchandise mix of home fashions similar to HomeGoods.

TJX Europe:

—

T.K. MAXX: Launched in 1994, T.K. Maxx introduced off-price to Europe and remains Europe’s only major off-price retailer of apparel and home fashions. With 332 stores, T.K. Maxx operates in the U.K. and Ireland as well as Germany, to which it expanded in 2007, and Poland, to which it expanded in 2009. Through its stores and online website, T.K. Maxx offers a merchandise mix similar to T.J. Maxx, Marshalls and Winners.

—

HOMESENSE: HomeSense brought the home fashions off-price concept to Europe, opening in the U.K. in 2008. Its 24 stores offer a merchandise mix of home fashions in the U.K. similar to that of HomeGoods in the U.S. and HomeSense in Canada.

A.J. Wright Consolidation. In the first quarter of fiscal 2012, we completed the consolidation of A.J. Wright, converting 90 of the A.J. Wright stores to T.J. Maxx, Marshalls or HomeGoods banners and closing the remaining 72 stores, two distribution centers and home office. We continue to serve the customer demographic previously targeted by A.J. Wright through our other banners.

Flexible Business Model. Our off-price business model is flexible, particularly for a company of our size, allowing us to react to market trends. Our opportunistic buying and inventory management strategies give us flexibility to adjust our merchandise assortments more frequently than traditional retailers, and the design and operation of our stores and distribution centers support this flexibility. By maintaining a liquid inventory position, our merchants can buy close to need, enabling them to buy into current market trends and take advantage of opportunities in the marketplace. Buying close to need gives us visibility into consumer and fashion trends and current pricing at the time we make our purchases, helping us “buy smarter” and reduce our markdown exposure. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments in response to customer demand, as well as market and fashion trends. Our distribution facilities are designed to accommodate our methods of receiving and shipping broadly ranging quantities of product to our large store base quickly and efficiently.

Opportunistic Buying. We are differentiated from traditional retailers by our opportunistic buying of quality, fashionable, brand name merchandise, which permits us to buy into current trends and pricing. We purchase the majority of our apparel inventory and a significant portion of our home fashion inventory opportunistically. Virtually all of our opportunistic purchases are made at discounts from initial wholesale prices. Our buying organization numbers over 700, and we operate 12 buying offices in nine countries. In contrast to traditional retailers, which typically order goods far in advance of the time the product appears on the selling floor, our merchants are in the marketplace virtually every week. They buy primarily for the current selling season, and to a limited extent, for a future selling season. Buying later in the inventory cycle than traditional retailers and using the flexibility of our stores to shift in and out of categories, we are able to take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from the routine flow of inventory in the highly fragmented apparel and home fashions marketplace, such as order cancellations, manufacturer overruns and special production. We operate with lean inventory levels compared to conventional retailers to give ourselves the flexibility to take advantage of these opportunities.

We buy most of our inventory directly from manufacturers, with some coming from retailers and other sources. A small percentage of the merchandise we sell is private label merchandise produced for us by third parties. Our expansive vendor universe, which is in excess of 15,000, provides us substantial and diversified access to merchandise. We have not historically experienced difficulty in obtaining adequate amounts of quality inventory for our business in either favorable or difficult retail environments and believe that we will continue to have adequate inventory as we continue to grow.

We believe a number of factors make us an attractive outlet for the vendor community and provide us excellent access on an ongoing basis to leading branded merchandise. We are typically willing to purchase less-than-full assortments of items, styles and sizes and quantities ranging from small to very large; we are able to disperse inventory across our geographically diverse network of stores or to specific markets; we pay promptly; and we generally do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges. Importantly, we provide vendors an outlet with financial strength and an excellent credit rating.

Inventory Management. We offer our customers a rapidly changing selection of merchandise to create a “treasure hunt” experience in our stores and spur customer visits. To achieve this, we seek to turn the inventory in our stores rapidly, regularly offering fresh selections of apparel and home fashions at excellent values. Our specialized inventory planning, purchasing, monitoring and markdown systems, coupled with distribution center storage, processing, handling and shipping systems, enable us to tailor the merchandise in our stores to local preferences and demographics, achieve rapid in-store inventory turnover on a vast array of products and sell substantially all merchandise within targeted selling periods. We make pricing and markdown decisions and store inventory replenishment determinations centrally, using information provided by specialized computer systems, designed to move inventory through our stores in a timely and disciplined manner. We do not generally engage in promotional pricing activity such as sales or coupons. Over the past several years, we have improved our supply chain, allowing us to reduce inventory levels and ship more efficiently and quickly. We plan to continue to invest in our supply chain with the goal of more precisely and effectively allocating the right merchandise to each store and delivering it even more quickly and efficiently.

Pricing. Our mission is to offer retail prices in our stores generally 20% to 60% below department and specialty store regular retail prices. Through our opportunistic purchasing, we are generally able to react to price fluctuations in the wholesale market to maintain our pricing gap relative to prices offered by other retailers. For example, in a time of rising inventory prices, if conventional retailers increase retail prices to preserve merchandise margin, we typically are able to increase our retail prices correspondingly, while maintaining our value relative to conventional retailers and preserve our own merchandise margin. If conventional retailers do not raise prices to pass rising inventory costs on to consumers, we seek to buy inventory at prices that permit us to maintain our values relative to conventional retailers and sustain our merchandise margins.

Low Cost Operations. We operate with a low cost structure compared to many traditional retailers. We focus aggressively on expenses throughout our business. Our advertising is focused on our banners rather than individual products, and partially as a result, our advertising budget as a percentage of sales remains low compared to traditional retailers. We design our stores, generally located in community shopping centers, to provide a pleasant, convenient shopping environment but, relative to other retailers, do not spend heavily on store fixtures. Additionally, our distribution network is designed to run cost effectively. We continue to pursue cost savings in our operations.

Customer Service/Shopping Experience. While we offer a self-service format, we train our store associates to provide friendly and helpful customer service and seek to staff our stores to deliver a positive shopping experience. We typically offer customer-friendly return policies. We accept a variety of payment methods including cash, credit cards and debit cards. In the U.S., we offer a co-branded TJX credit card and a private label credit card, both through a bank, but do not own the customer receivables related to either program. We plan to continue our program of renovating and upgrading stores across our banners, which we believe has enhanced our customers’ shopping experience and has helped to drive sales.

Distribution. We operate distribution centers encompassing approximately 11 million square feet in four countries. These centers are large, highly automated and built to suit our specific, off-price business model. We ship substantially all of our merchandise to our stores through these distribution centers as well as warehouses and shipping centers operated by third parties. We shipped approximately 1.8 billion units to our stores during fiscal 2012.

Store Growth. Expansion of our business through the addition of new stores is an important part of our strategy for TJX as a global, off-price, value company. The following table provides information on the growth and potential growth of each of our current chains in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year End(1)			Estimated Ultimate Number of Stores
		Fiscal 2011	Fiscal 2012	Fiscal 2013 (estimated)
In the United States:
T.J. Maxx	29,000	923	983
Marshalls	31,000	830	884
Marmaxx		1,753	1,867	1,952	2,300-2,400
HomeGoods	25,000	336	374	414	750
In Canada:
Winners	29,000	215	216	221	240
HomeSense	24,000	82	86	87	90
Marshalls	33,000	—	6	15	90-100
In Europe:
T.K. Maxx	32,000	307	332	342	650-725	*
HomeSense	21,000	24	24	24	100-150	**
		2,717	2,905	3,055	4,220-4,455
(1)	Does not include stores operating under A.J. Wright banner. Winners fiscal 2011 count includes 3 StyleSense stores.

*	Estimates include U.K., Ireland, Germany and Poland only
**	Estimates include U.K. and Ireland only

Included in the Marshalls store counts above are free-standing Marshalls Shoe MegaShop stores, which sell family footwear and accessories (nine stores at fiscal 2012 year end). Some of our HomeGoods and Canadian HomeSense stores are co-located with one of our apparel stores in a superstore format. We count each of the stores in the superstore format as a separate store.

Revenue Information. The percentages of our consolidated revenues by geography for the last three fiscal years are as follows:

	Fiscal 2010		Fiscal 2011		Fiscal 2012
United States	78%		77%		76%
Northeast		26%		26%		24%
Midwest		13%		14%		13%
South (including Puerto Rico)		26%		24%		25%
West		13%		13%		14%
Canada	11%		12%		12%
Europe	11%		11%		12%
Total	100%		100%		100%

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2010	Fiscal 2011	Fiscal 2012
Clothing including footwear	61%	61%	60%
Home fashions	26%	26%	27%
Jewelry and accessories	13%	13%	13%
Total	100%	100%	100%

Segment Overview. We operate four business segments. We have two segments in the U.S., Marmaxx (T.J. Maxx and Marshalls) and HomeGoods; one in Canada, TJX Canada (Winners, Marshalls and HomeSense) and one in Europe, TJX Europe (T.K. Maxx and HomeSense). Each of our segments has its own management, administrative, buying and merchandising organization and distribution network. The A.J. Wright chain was also reported as a separate segment through the first quarter of fiscal 2012, when the consolidation of A.J. Wright was completed. More detailed information about our segments, including financial information for each of the last three fiscal years, can be found in Note H to the consolidated financial statements.

STORE LOCATIONS

Our chains operated stores in the following locations as of January 28, 2012:

Stores located in the United States:

	T.J. Maxx	Marshalls	HomeGoods
Alabama	20	4	2
Arizona	11	14	7
Arkansas	10	—	2
California	90	120	38
Colorado	12	7	4
Connecticut	27	24	10
Delaware	3	3	2
District of Columbia	2	1	—
Florida	71	75	36
Georgia	41	30	14
Idaho	5	1	1
Illinois	45	45	21
Indiana	19	12	3
Iowa	8	2	—
Kansas	6	3	1
Kentucky	13	4	3
Louisiana	10	10	—
Maine	9	4	3
Maryland	15	27	9
Massachusetts	51	52	25
Michigan	36	21	12
Minnesota	12	12	8
Mississippi	7	3	—
Missouri	15	13	6
Montana	3	—	—
Nebraska	4	2	—
Nevada	7	8	4
New Hampshire	14	8	6
New Jersey	34	46	24
New Mexico	3	3	—
New York	60	72	32
North Carolina	31	20	12
North Dakota	3	—	—
Ohio	40	24	9
Oklahoma	5	5	—
Oregon	8	7	3
Pennsylvania	41	33	17
Puerto Rico	6	17	6
Rhode Island	6	6	4
South Carolina	20	9	4
South Dakota	2	—	—
Tennessee	25	14	6
Texas	47	71	19
Utah	10	1	4
Vermont	5	1	1
Virginia	32	28	11
Washington	15	11	—
West Virginia	6	3	1
Wisconsin	17	8	4
Wyoming	1	—	—
Total Stores	983	884	374

Store counts above include the T.J. Maxx, Marshalls or HomeGoods portion of a superstore.

Stores Located in Canada:

	Winners	HomeSense	Marshalls
Alberta	26	10	—
British Columbia	28	16	—
Manitoba	6	1	—
New Brunswick	3	2	—
Newfoundland	2	1	—
Nova Scotia	8	2	—
Ontario	100	40	6
Prince Edward Island	1	—	—
Quebec	39	12	—
Saskatchewan	3	2	—
Total Stores	216	86	6

Store counts above include the Winners or HomeSense portion of a superstore.

Stores Located in Europe:

	T.K. Maxx	HomeSense
United Kingdom	245	24
Republic of Ireland	16	—
Germany	54	—
Poland	17	—
Total Stores	332	24

Competition. The retail apparel and home fashion business is highly competitive. We compete on the basis of factors such as fashion, quality, price, value, merchandise selection and freshness, brand-name recognition, service, reputation and store location. We compete with local, regional, national and international department, specialty, off-price, discount, warehouse and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, through catalogues or other media or over the internet.

Employees. At January 28, 2012, we had approximately 168,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees, particularly during the peak back-to-school and holiday seasons.

Trademarks. We have the right to use our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, HomeSense and T.K. Maxx, in relevant countries. Our rights in these trademarks and service marks endure for as long as they are used.

Seasonality. Our business is subject to seasonal influences. In the second half of the year, which includes the back-to-school and year-end holiday seasons, we generally realize higher levels of sales and income.

SEC Filings and Certifications. Copies of our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q and current reports on Form 8-K filed with or furnished to the SEC, and any amendments to those documents, are available free of charge on our website, www.tjx.com, under “SEC Filings,” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. They are also available free of charge from TJX Global Communications, 770 Cochituate Road, Framingham, Massachusetts 01701. The public can read and copy materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, 1-800-SEC-0330. The SEC maintains a website containing all reports, proxies, information statements, and all other information regarding issuers that file electronically (http://www.sec.gov).

Information appearing on www.tjx.com is not a part of, and is not incorporated by reference in, this Form 10-K.

Unless otherwise indicated, all store information in this Item 1 is as of January 28, 2012, and references to store square footage are to gross square feet. Fiscal 2010 means the fiscal year ended January 30, 2010, fiscal 2011 means the fiscal year ended January 29, 2011, fiscal 2012 means the fiscal year ended January 28, 2012 and fiscal 2013 means the fiscal year ending February 2, 2013.

Unless otherwise stated or the context otherwise requires, references in this Form 10-K to “TJX” and “we,” refer to The TJX Companies, Inc. and its subsidiaries.

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

We purchase the majority of our apparel inventory and much of our home inventory opportunistically with our buyers purchasing close to need. Establishing the treasure hunt nature of the off-price buying experience to drive traffic to the stores and to increase same store sales requires us to offer rapidly changing assortments of merchandise in our stores. While opportunistic buying provides our buyers the ability to buy at desirable times and prices, in the quantities we need and into market trends, it places considerable discretion in our buyers, subjecting us to risks related to the pricing, quantity, nature and timing of inventory flowing to our stores. If we are unable to provide frequent replenishment of fresh, high quality, attractively priced merchandise in our stores, it could adversely affect traffic to the stores as well as our sales and margins. We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to take markdowns on excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance. We need to purchase inventory sufficiently below conventional retail to maintain our pricing differential to regular department and specialty store prices and to attract customers and sustain our margins, which we may not achieve at various times or in some divisions or geographies and which could adversely affect our results or those of one of our segments.

We must also properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. In addition to our own execution, inventory flow may be adversely affected by factors outside our control, such as extreme weather or natural disasters or other changes in conditions affecting our vendors and others in our supply chain, such as political instability, labor issues or increasing cost or regulations. If we are not able to adjust appropriately to such factors, our merchandise distribution may be affected. Failure to execute our opportunistic inventory buying and inventory management well could adversely affect our performance and our relationship with our customers.

Failure to continue to expand our operations successfully or to manage our substantial size and scale effectively could adversely affect our financial results.

Our revenue growth is dependent, among other things, on our ability to continue to expand successfully through successfully opening new stores as well as increasing the sales of our existing stores. Successful store growth requires acquisition and development of appropriate store real estate including availability and selection of appropriate sites in appropriate geographies and negotiation of acceptable terms. Competition for desirable sites; increases in real estate, construction and development costs; variations in or changes to zoning or other land use regulations as well as costs and availability of capital could limit our ability to open new stores successfully in various markets or adversely affect the economics of new stores in various markets. We may encounter difficulties in attracting customers when we enter new markets for various reasons, including customers’ lack of familiarity with our brands or our lack of familiarity with local customer preferences or cultural differences. New stores may not achieve the same sales or profit levels as our existing stores, and new and existing stores in a market may adversely affect each other’s sales and profitability.

Further, expansion places significant demands on management and the administrative, merchandising, store operations, distribution, compliance and other organizations in our businesses, and we may not successfully manage our growth. Under our business model, some aspects of the businesses and operations of our chains in the U.S., Canada and Europe are conducted with relative autonomy. The large size and scale of our operations, our multiple businesses in the U.S., Canada and Europe and the autonomy afforded to the chains increase the risk that our systems and practices will not be implemented appropriately throughout our company and that information may not be appropriately shared across our operations, which risks may increase as we continue to grow, particularly in different countries. If business information is not shared effectively or we are otherwise unable to manage our growth effectively, we may operate with decreased operational efficiency, may need to reduce our rate of expansion of one or more operations or otherwise curtail growth in one or more markets, which may adversely affect our success in executing our business goals and adversely impact our sales and results.

Failure to identify customer trends and preferences to meet customer demand could negatively impact our performance.

Because our success depends on our ability to meet customer demand, we work to follow customer trends and preferences on an ongoing basis and to buy inventory in response to those trends and preferences. However, identifying consumer trends and preferences in the diverse product lines and many markets in which we do business and successfully meeting customer demand across those lines and for those markets on a timely basis is challenging. Although our flexible business model allows us to buy close to need and in response to consumer preferences and trends and to expand and contract merchandise categories in response to consumers’ changing tastes, we may not successfully do so, which could adversely affect our results.

Our future performance is dependent upon our ability to continue to expand within our existing markets and to extend our off-price model in new product lines, banners and geographic regions.

Our strategy is to continue to expand within existing markets, to expand to new markets and geographies and to attract new customers in existing and new markets across demographics. In addition to the risks associated with finding appropriate locations and managing our existing business effectively, this growth strategy includes developing new ways to sell more or different categories of merchandise within our existing stores, continued expansion of our existing chains in our existing markets and countries, expansion of these chains to new markets and countries, and development or acquisition of new banners or businesses, including our planned expansion into e-commerce, all of which entail significant risk. Our growth is dependent upon our ability to successfully extend our business in these ways and on managing the timing and implementation of our growth effectively. If any aspect of our expansion strategy does not achieve the success we expect in whole or in part, we may be required to increase our investment or close stores or operations. Unsuccessful expansion of our model could adversely affect growth and financial performance.

If we fail to successfully implement our marketing, advertising and promotional programs, or if our competitors are more effective with their programs than we are, our revenue may be adversely affected.

Although we use marketing, advertising and promotional programs to attract customers to our stores through various media including print, television, social media, database marketing and direct marketing, some of our competitors expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. There can be no assurance that we will be able to continue to execute our marketing, advertising and promotional programs effectively, and any failure to do so could have a material adverse effect on our revenue and results of operations. In addition, internet-based communication channels are evolving rapidly, and we may not adjust our programs effectively to reflect the changing forms of social media and other methods of communication.

We operate in highly competitive markets, and we may not be able to compete effectively.

The retail apparel and home fashion business is highly competitive. We compete with many other local, regional, national and international retailers that sell apparel, home fashions and other merchandise we sell, whether in stores, through catalogues or other media or over the internet. Some of our competitors are larger than we are, have more experience in selling certain products or have greater financial resources than we do; new competitors frequently enter the market, and existing competitors enter or increase their presence in the markets in which we operate, expand their merchandise offerings or change their pricing methods. We compete on the basis of fashion, quality, price, value, merchandise selection and freshness, brand-name recognition, service, reputation and store location. Other competitive factors that influence the demand for our merchandise include our advertising, marketing and promotional activities and the name recognition and reputation of our chains. If we fail to compete effectively, our sales and results of operations could be adversely affected.

Failure to attract, train and retain quality sales, distribution center and other associates in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, systems, distribution center and other associates in large numbers as well as experienced buying and management personnel. Many of our associates are in entry level or part-time positions with historically high rates of turnover. Availability and skill of associates may differ across markets in which we do business and as we enter new markets, and our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health care reform, health and other insurance costs and governmental labor and employment requirements. The nature of the workforce in the retail industry also subjects us to the risk of immigration law violations, which risk has increased in recent years, and certain associates in our distribution centers are members of unions and therefore subject us to the risk of labor actions. In addition, any failure of third-parties that perform services on our behalf to comply with immigration, employment or other laws could damage our reputation or disrupt our ability to obtain needed labor. In the event of increasing wage rates in a market, failure to increase our wages competitively could result in a decline in the quality of our workforce, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease.

In addition, because of the distinctive nature of our off-price model, we must do significant internal training and development for key associates. The market for retail management is highly competitive and, similar to other retailers, we face challenges in securing sufficient management talent. If we do not continue to attract, train and retain management personnel and other quality associates, our performance could be adversely affected.

Global economic conditions may adversely affect our financial performance.

During the recent economic recession, global financial markets experienced extreme volatility, disruption and credit contraction, which adversely affected global economic conditions. Renewed financial turmoil in the financial and credit markets could adversely affect our costs of capital and the sources of liquidity available to us and could increase our pension funding requirements. Economic conditions, both on a global level and in particular markets, including continued unemployment, decreased disposable income and actual and perceived wealth, high energy and health care costs, interest and tax rates and policies, weakness in the housing market, volatility in capital markets and tighter credit, as well as political or other factors beyond our control such as threats or possibilities of war, terrorism global or national unrest, actual or threatened epidemics, and political or financial instability also have significant effects on consumer confidence and spending. Consumer spending, in turn, affects retail sales. These conditions and factors could adversely affect discretionary consumer spending and, although we benefit from being an off-price retailer, may adversely affect our sales, cash flows and results of operations and performance.

Compromises of our data security could materially harm our reputation and business.

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and associates, and we process customer payment card and check information.

We suffered an unauthorized intrusion or intrusions (such intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of our computer system that process and store information related to customer transactions, discovered late in fiscal 2007, in which we believe customer data were stolen. We have taken steps designed to further strengthen the security of our computer system and protocols and have instituted an ongoing program with respect to data security, consistent with a consent order with the Federal Trade Commission, to assess the ongoing effectiveness of our information security program and to maintain and enhance our program as appropriate. Nevertheless, there can be no assurance that we will not suffer a future data compromise, that unauthorized parties will not gain access to personal information, or that any such data compromise or access will be discovered in a timely way.

We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. This is also true for check information and approval. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential business information of our company. In addition, our associates, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach.

Compromise of our data security, failure to prevent or mitigate the loss of personal or business information and delays in detecting any such compromise or loss could disrupt our operations, damage our reputation and customers’ willingness to shop in our stores, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Failure to operate information systems and implement new technologies effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information systems, data centers and software applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to plan and track inventory flow, and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, cyber-attacks, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our associates or contractors. We incur expenses to maintain our systems and to address the risk of interruptions in service. Interruptions or shutdowns of our systems could lead to delays in our business operations and, if significant or extreme, affect our results of operations.

We modify and update our systems and infrastructure, such as with new data centers, replace or update legacy systems and may acquire new systems with additional functionality, such as for the development of an e-commerce business. Although we believe we are diligent in selecting vendors, systems and procedures to enable us to maintain the integrity of our systems, we recognize that there are inherent risks associated with these modifications and acquisitions, including accurately capturing and maintaining data, realizing the expected benefit of the change and the possibility of system disruptions as the changes are implemented.

The efficient operation and successful growth of our business depends upon these information systems, including our ability to operate and maintain them effectively and to select and implement appropriate new technologies, systems, controls, data centers and adequate disaster recovery systems successfully. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.

As our business is subject to seasonal influences, a decrease in sales or margins during the second half of the year could have a disproportionately adverse affect on our operating results.

Our business is subject to seasonal influences; we generally realize higher levels of sales and income in the second half of the year, which includes the back-to-school and year-end holiday seasons. Any decrease in sales or margins during this period could have a disproportionately adverse effect on our results of operations.

Adverse or unseasonable weather in the markets in which our stores operate or our distribution centers are located could adversely affect our operating results.

Both adverse and unseasonable weather affect customers’ buying patterns and willingness to shop and accordingly the demand for the merchandise in our stores, particularly in seasonal apparel. Severe weather can also affect our ability to transport merchandise to our stores from our distribution and shipping centers or elsewhere in our supply chain. As a result, unusually extreme or unseasonable weather in our markets, such as snow, ice or rain storms, severe cold or heat or extended periods of unseasonable temperatures, could adversely affect our sales, increase markdowns and adversely affect our operating results.

Our results may be adversely affected by serious disruptions or catastrophic events.

Unforeseen public health issues, such as pandemics and epidemics, as well as natural disasters such as hurricanes, tornadoes, floods, earthquakes and other extreme weather and climate conditions in any of our markets could disrupt our operations or the operations of one or more of our vendors or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by affected distribution centers. As a result, our business could be adversely affected.

Damage to our corporate reputation or those of our banners could adversely affect our sales and operating results.

We believe that building the brand reputation of our retail banners is an important part of our marketing efforts and we expend resources building relationships with our customers through our print marketing, websites, social media and other means. We also develop private label brands for certain merchandise sold in our stores. Reputational value is based, in part, on perceptions of subjective qualities, so isolated incidents involving us or our merchandise that erode trust or confidence could adversely affect our reputation and our business, particularly if the incidents result in significant adverse publicity or governmental inquiry. Similarly, information posted about us, our banners or our merchandise, including our private label brands, on social media platforms and similar venues, including blogs, social media websites, and other forums for internet-based communications that allow individuals access to a broad audience of consumers and other interested persons may adversely affect our reputation and brand, even if the information is inaccurate. Damage to the perception or reputation of our company and our banners could result in declines in customer loyalty and sales, affect our vendor relationships, development opportunities and associate retention and otherwise adversely affect our business.

Issues with merchandise quality or safety could damage our reputation, sales and financial results.

Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we sell in our stores. Regulations and standards in this area, including those related to the Consumer Product Safety Improvement Act of 2008 in the United States and similar legislation in other countries in which we operate, change from time to time. Also, new state or local regulations that may affect our business are contemplated and enacted with some regularity. Our inability to comply with regulatory requirements on a timely basis or at all could result in significant fines or penalties, which could have a material adverse effect on our financial results. We rely on our vendors to provide quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their contractual obligations with us to do so. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the quality and safety of merchandise, particularly with food, bath and body and children’s products, or issues with the genuineness of merchandise, regardless of our fault, or customer concerns about such issues, could cause damage to our reputation and could result in lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results.

Our expanding international operations increasingly expose us to risks inherent in operating in foreign jurisdictions.

We have a significant retail presence in Canada and Europe and have established buying offices around the world, and our goal as a global retailer is to continue to expand our operations into other international markets in the future. In addition to facing risks similar to our U.S. operations, our foreign operations encounter risks inherent in foreign operations, such as understanding the retail climate and trends, local customs and competitive conditions in foreign markets, complying with foreign laws, rules and regulations, as well as risks from foreign currency fluctuations, adverse tax consequences or limitations on the repatriation and investment of funds, which could have an adverse impact on our operations or profitability. Complying with foreign and U.S. laws and our own internal policies may require us to spend additional time and resources to implement new procedures and financial controls, conduct audits, train associates and third parties on our compliance methods or take other actions, which could adversely impact our operations.

We are subject to risks associated with importing merchandise from foreign countries.

Many of the products sold in our stores are sourced by our vendors and, to a lesser extent, by us, in many foreign countries, particularly southeastern Asia. Where we are the importer of record, we may be subject to regulatory or other requirements similar to those imposed upon the manufacturer of such products. We are subject to the various risks of importing merchandise from abroad and purchasing product made in foreign countries, such as:

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

—	compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

—	exposure for product warranty and intellectual property issues; and

—	economic, political or other problems in countries from or through which merchandise is imported.

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise from abroad, there can be no assurance that contractors, agents, vendors or other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our operations or operating results.

Our results may be adversely affected by reduced availability or increases in the price of oil or other fuels, raw materials and other commodities.

Energy and fuel costs have fluctuated dramatically in the past, particularly the price of oil and gasoline, which have recently risen significantly. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we have implemented a hedging strategy designed to manage a portion of our transportation costs, increases in oil and gasoline prices could adversely affect consumer spending and demand for our products and increase our operating costs, which could have an adverse effect on our performance. Increased regulation related to environmental costs, including cap and trade or other emissions management systems could also affect the costs of doing business, including utility costs, transportation and logistics.

Similarly, other commodity prices can fluctuate dramatically, such as the cost of cotton and synthetic fabrics, which at times have risen significantly. Such increases can increase the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.

Fluctuations in foreign currency exchange rates may lead to lower revenues and earnings.

In addition to our U.S. businesses, we operate stores in Canada and Europe and plan to continue to expand our international operations. Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and changes in foreign exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in exchange rates have had and are expected to continue to have a significant impact on our consolidated and segment results from time to time.

Changes in foreign currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business. When these changes occur suddenly, it can be difficult for us to adjust retail prices accordingly, and gross margin can be adversely affected. A significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of the Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which our stores are located could be particularly significant.

Additionally, we routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins of merchandise purchased by our segments that is denominated in currencies other than their local currencies. In accordance with GAAP, we evaluate the fair value of these hedging instruments and make mark-to-market adjustments at the end of an accounting period. These adjustments are of a much greater magnitude when there is significant volatility in currency exchange rates and may have a significant impact on our earnings.

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

Our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of securities analysts or investors, which could adversely affect our stock price.

Our operating results have fluctuated from quarter to quarter at points in the past, and they may continue to do so in the future. The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of increased net income and earnings per share. Our results have at points in the past fallen short of results in prior periods, our projections or the expectations of securities analysts or investors, and they may do so in the future. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our share price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Factors that could cause us not to do so include some factors that are within our control, such as the execution of our off-price buying; selection, pricing and mix of merchandise; inventory management including flow, pricing markon and markdowns; and management of our growth; and some factors that are not within our control, including actions of competitors, weather conditions, economic conditions, consumer confidence, seasonality, and cost increases due, among other things, to government regulation and increased healthcare costs. Most of our operating expenses, such as rent expense and associate salaries, do not vary directly with the amount of our sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not be able to proportionately reduce operating expenses for that quarter, resulting in a disproportionate effect on our net income for the quarter. We maintain a forecasting process that seeks to project sales and align expenses. If we do not correctly forecast sales and control costs or appropriately adjust costs to actual results, our financial performance could be adversely affected. In addition, if we do not repurchase the number of shares we contemplate pursuant to our stock repurchase programs, our earnings per share may be adversely affected.

If we engage in mergers or acquisitions of new businesses, or divest, close or consolidate any of our current businesses, our business will be subject to additional risks.

We have grown our business in part through mergers and acquisitions and may acquire new businesses or divest, close or consolidate current businesses. Acquisition or divestiture activities may divert attention of management from operating the existing businesses. We may not effectively evaluate target companies or assess the risks, benefits and cost of integration of acquisitions, which can be difficult, time-consuming and dilutive. Acquisitions may not meet our performance and other expectations or may expose us to unexpected or greater-than-expected liabilities and risks. Divestitures, closings and consolidations also involve risks, such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment and severance obligations, and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of an acquirer. Failure to execute on mergers, acquisitions, divestitures, closings and consolidations in a satisfactory manner could adversely affect our future results of operations and financial condition.

Failure to comply with existing laws, regulations and orders or changes in existing laws and regulations could negatively affect our business operations and financial performance.

We are subject to federal, state, provincial and local laws, rules and regulations in the United States and abroad, any of which may change from time to time, as well as orders and assurances. These legal, regulatory and administrative requirements collectively affect multiple aspects of our business, from cost of health care, workforce management, logistics, marketing, import/export and others. If we fail to comply with these laws, rules, regulations and orders, we may be subject to fines or other penalties, which could materially adversely affect our operations and our financial results and condition. Further, GAAP may change from time to time, and the changes could have material effects on our reported financial results and condition.

We must also comply with new and changing laws and regulations. New legislative and regulatory initiatives and reforms in the U.S. and internationally could increase our costs of compliance or of doing business and could adversely affect our operating results, including those involving:

—	labor and employment rights, including addressing rights of labor unions;

—	consumer protection and financial regulations;

—	data protection and privacy;

—	climate change, energy or waste, at local, state or federal level;

—	internet regulations, including regarding e-commerce, electronic communications and privacy; and

—	protection of third party intellectual property rights.

Our results may be materially adversely affected by the outcomes of litigation, legal proceedings and other legal matters.

We are involved, or may in the future become involved, in various legal proceedings, regulatory reviews and audits. These may involve local, state and federal government inquiries and investigations; tax, employment, real estate, tort, consumer and intellectual property litigation; or other disputes. There have been a growing number of employment-related lawsuits, including class actions, in the United States, and we are subject to these types of suits. In addition, we may be subject to investigations and other proceedings by regulatory agencies, including consumer protection laws, product safety laws, advertising regulations, escheat and employment and wage and hour regulations. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from reserves we establish estimating the probable outcome. Regardless of merit, litigation can be both time-consuming and disruptive to our operations and may cause significant expense and diversion of management attention. Legal and regulatory proceedings and investigations could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.

Tax matters could adversely affect our results of operations and financial condition.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate and future tax liability could be adversely affected by numerous factors including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory income tax rates and higher than anticipated in countries with higher statutory income tax rates, changes in income tax rates, changes in transfer pricing, changes in the valuation of deferred tax assets and liabilities, changes in U.S. tax legislation and regulation, changes in foreign tax laws, regulations and treaties, exposure to additional tax liabilities, changes in accounting principles and interpretations relating to tax matters, which could adversely impact our results of operations and financial condition in future periods.

We are subject to the continuous examination of our tax returns and reports by federal, state and local tax authorities in the U.S. and foreign countries, and the examining authorities may challenge positions we take. We are engaged in various proceedings with such authorities and in court with respect to assessments, claims, deficiencies and refunds. We regularly assess the likely outcomes of these proceedings to determine the adequacy and appropriateness of our provision for income taxes, and increase and decrease our provision as a result of these assessments. However, the actual results of proceedings as the result of rulings by or settlements with tax authorities and courts or due to changes in facts, law or legal interpretations, expiration of applicable statutes of limitations or other resolutions of tax positions could differ from the amounts we have accrued for such proceedings in either a positive or a negative manner, which could materially affect our effective income tax rate in a given financial period, the amount of taxes we are required to pay and our results of operations.

In addition, we are subject to tax audits and examinations for payroll, value added, sales- based and other taxes relating to our businesses.

Our real estate leases generally obligate us for long periods, which subjects us to various financial risks.

We lease virtually all of our store locations, generally for long terms, and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate, which can have a material adverse effect on our results, for example, as has been reflected in our reserve for former operations. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally includes, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease leases, we can remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when leases for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores.

We depend upon strong cash flows from our operations to supply capital to fund our expansion, operations, interest and debt repayments, stock repurchases and dividends.

Our business depends upon our operations to generate strong cash flow, and to some extent upon the availability of financing sources, to supply capital to fund our expansions, general operating activities, stock repurchases, dividends, interest and debt repayments. Our inability to continue to generate sufficient cash flows to support these activities, to access cash across our international operations or the lack of availability of financing in adequate amounts and on appropriate terms when needed could adversely affect our financial performance including our earnings per share.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease virtually all of our over 2,900 store locations, generally for 10 years with options to extend the lease term for one or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified payments.

The following is a summary of our primary owned and leased distribution centers and primary administrative office locations as of January 28, 2012. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied.

DISTRIBUTION CENTERS

Marmaxx
T.J. Maxx	Worcester, Massachusetts	494,000 s.f.—owned
	Evansville, Indiana	989,000 s.f.—owned
	Las Vegas, Nevada	713,000 s.f. shared with Marshalls—owned
	Charlotte, North Carolina	595,000 s.f.—owned
	Pittston Township, Pennsylvania	1,017,000 s.f.—owned

Marshalls	Tolleson, Arizona Decatur, Georgia	303,000 s.f.—leased 780,000 s.f.—owned
	Woburn, Massachusetts	472,000 s.f.—leased
	Bridgewater, Virginia	562,000 s.f.—leased
	Philadelphia, Pennsylvania	1,001,000 s.f.—leased

HomeGoods	Brownsburg, Indiana	805,000 s.f.—owned
	Bloomfield, Connecticut	803,000 s.f.—owned

TJX Canada	Brampton, Ontario	506,000 s.f.—leased
	Mississauga, Ontario	679,000 s.f.—leased

TJX Europe	Wakefield, England	176,000 s.f.—leased
	Stoke, England	261,000 s.f.—leased
	Walsall, England	277,000 s.f.—leased
	Bergheim, Germany	322,000 s.f.—leased

OFFICE SPACE

Corporate, Marmaxx, HomeGoods	Framingham and Westboro, Massachusetts	1,290,000 s.f.—leased in several buildings

TJX Canada	Mississauga, Ontario	180,000 s.f.—leased

TJX Europe	Watford, England	61,000 s.f.—leased
	Dusseldorf, Germany	21,000 s.f.—leased

ITEM 3. LEGAL PROCEEDINGS

TJX is subject to certain legal proceedings and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts in California, Nevada, New York and Texas brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour statutes, including alleged misclassification of positions as exempt from overtime and alleged entitlement to additional wages for alleged off-the-clock work by hourly employees. The lawsuits seek unspecified monetary damages, injunctive relief and attorneys’ fees. TJX is vigorously defending these claims.

We provide the following additional information concerning these lawsuits, setting forth the name of the matter, the court in which the matter is pending, the related case number and the date on which the lawsuit was filed.

Wage and Hour Class Actions: Bunch v. T.J. Maxx of CA, LLC, et al., Superior Court of the State of California, County of Orange, Case No. 30 2011-00505750-CU-WT-CXC, September 1, 2011; Halton-Hurt et al. v. The TJX Companies, Inc. d/b/a T.J. Maxx, U.S. District Court, Northern District of Texas, 3:09-CV-02171-N, November 13, 2009; Ebo v. The TJX Companies, et al., Superior Court of CA, Los Angeles County Superior Court, BC380575, November 13, 2007.

Exempt Status Cases: Cusenza v. The TJX Companies, Inc., et al., United States District Court for the Southern District of New York, 1:11-CV-08725, September 15, 2011; Luksza, et. al v. The TJX Companies, Inc., U.S. District Court, District of Nevada, 2:11-CV-01359, August 22, 2011; Ahmed v. T.J. Maxx Corp. et al., U.S. District Court, Eastern District of New York, 10-CV-03609, August 5, 2010; Archibald, et al. v. Marshalls of MA, Inc., et al., U.S. District Court, Southern District of New York, 09-CV-2323, March 12, 2009; Guillen v. Marshalls of MA, Inc., et al., U.S. District Court, Southern District of New York, 09-CV-9575, November 18, 2009; Jenkins v. The TJX Companies, Inc. et al., U.S. District Court, Eastern District of New York, Case No. CV-10 3753, August 16, 2010.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 2, 2012, we affected a two-for-one stock split in the form of a stock dividend to shareholders of record as of January 17, 2012. All share and per share information has been retroactively adjusted to reflect the stock split.

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low sale prices for our common stock for fiscal 2012 and fiscal 2011 are as follows:

	Fiscal 2012		Fiscal 2011
Quarter	High	Low	High	Low
First	$27.00	$23.48	$24.25	$18.56
Second	$28.39	$24.60	$23.75	$20.04
Third	$30.64	$25.07	$23.31	$19.78
Fourth	$34.22	$28.60	$24.38	$21.28

The approximate number of common shareholders at January 28, 2012 was 73,000.

Our Board of Directors declared four quarterly dividends of $0.095 per share for fiscal 2012 and $0.075 per share for fiscal 2011. While our dividend policy is subject to periodic review by our Board of Directors, we are currently planning to pay a $0.115 per share quarterly dividend in fiscal 2013, subject to declaration and approval by our Board of Directors, and currently intend to continue to pay comparable dividends in the future.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2012 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(1) (a)	Average Price Paid Per Share(2) (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(3) (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(4) (d)
October 30, 2011 through November 26, 2011	2,173,838	$29.90	2,173,838	$561,608,609
November 27, 2011 through December 31, 2011	2,876,044	$31.34	2,876,044	$471,471,804
January 1, 2012 through January 28, 2012	7,435,666	$33.20	7,435,666	$224,596,515
Total:	12,485,548		12,485,548

(1)	All shares were repurchased as part of publicly announced stock repurchase programs.

(2)	Average price paid per share includes commissions for shares repurchased under stock repurchase programs and is rounded to the nearest two decimal places.

(3)	During the second quarter of fiscal 2012, we completed a $1 billion stock repurchase program approved in February 2010 and initiated another $1 billion stock repurchase program approved in February 2011. Under this new program, we repurchased a total of 26.4 million shares of common stock (including 12.5 million shares in the fourth quarter) at a cost of $775 million.

(4)	As of January 28, 2012, $225 million remained available for purchase under the current stock repurchase program. In February 2012, we announced that our Board of Directors had approved an additional $2 billion stock repurchase program.

Equity Compensation Plan Information

The following table provides certain information as of January 28, 2012 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	40,943,800	$18.27	29,595,824
Equity compensation plans not approved by security holders(1)	N/A	N/A	N/A
Total	40,943,800	$18.27	29,595,824
(1)	All equity compensation plans have been approved by shareholders.

For additional information concerning our equity compensation plans, see Note I to our consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Amounts in thousands		Fiscal Year Ended January(1)
except per share amounts	2012	2011	2010	2009	2008
				(53 Weeks)
Income statement and per share data:
Net sales	$23,191,455	$21,942,193	$20,288,444	$18,999,505	$18,336,726
Income from continuing operations	$1,496,090	$1,339,530	$1,213,572	$914,886	$782,432
Weighted average common shares for diluted earnings per share calculation(2)	773,772	812,826	855,239	884,510	936,092
Diluted earnings per share from continuing operations(2)	$1.93	$1.65	$1.42	$1.04	$0.84
Cash dividends declared per share(2)	$0.38	$0.30	$0.24	$0.22	$0.18
Balance sheet data:
Cash and cash equivalents	$1,507,112	$1,741,751	$1,614,607	$453,527	$732,612
Working capital	$2,069,209	$1,966,406	$1,908,870	$858,238	$1,231,301
Total assets	$8,281,605	$7,971,763	$7,463,977	$6,178,242	$6,599,934
Capital expenditures	$803,330	$707,134	$429,282	$582,932	$526,987
Long-term obligations(3)	$784,623	$787,517	$790,169	$383,782	$853,460
Shareholders’ equity	$3,209,290	$3,099,899	$2,889,276	$2,134,557	$2,131,245
Other financial data:
After-tax return (continuing operations) on average shareholders’ equity	47.4%	44.7%	48.3%	42.9%	35.4%
Total debt as a percentage of total capitalization(4)	19.7%	20.3%	21.5%	26.7%	28.6%
Stores in operation at fiscal year end:
In the United States:
T.J. Maxx	983	923	890	874	847
Marshalls	884	830	813	806	776
HomeGoods	374	336	323	318	289
A.J. Wright(5)	—	142	150	135	129
In Canada:
Winners	216	215	211	202	191
HomeSense	86	82	79	75	71
Marshalls	6	—	—	—	—
In Europe:
T.K. Maxx	332	307	263	235	226
HomeSense	24	24	14	7	—
Total	2,905	2,859	2,743	2,652	2,529
Selling Square Footage at year-end:
In the United States:
T.J. Maxx	22,894	21,611	20,890	20,543	20,025
Marshalls	22,042	20,912	20,513	20,388	19,759
HomeGoods	7,391	6,619	6,354	6,248	5,569
A.J. Wright(5)	—	2,874	3,012	2,680	2,576
In Canada:
Winners	5,008	4,966	4,847	4,647	4,389
HomeSense	1,670	1,594	1,527	1,437	1,358
Marshalls	162	—	—	—	—
In Europe:
T.K. Maxx	7,588	7,052	6,106	5,404	5,096
HomeSense	402	402	222	107	—
Total	67,157	66,030	63,471	61,454	58,772

(1)	Fiscal 2008 has been adjusted to reclassify the operating results of Bob’s Stores to discontinued operations.

(2)	Fiscal 2011 and prior have been restated to reflect the two-for-one stock split announced in January 2012.

(3)	Includes long-term debt, exclusive of current installments and capital lease obligation, less portion due within one year.

(4)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligation, including current maturities.

(5)	As a result of the consolidation of the A.J. Wright chain, all A.J. Wright stores ceased operations by the end of February 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows relates to our 52-week fiscal years ended January 28, 2012 (fiscal 2012), January 29, 2011 (fiscal 2011) and January 30, 2010 (fiscal 2010).

OVERVIEW

The TJX Companies, Inc. is the largest off-price retailer of apparel and home fashions in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise through our four segments: in the U.S., Marmaxx (which operates T.J. Maxx and Marshalls) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls); and TJX Europe (which operates T.K. Maxx and HomeSense). Fiscal 2012 was another record year for us. Highlights of our financial performance for fiscal 2012 include the following:

—	In fiscal 2012, we posted strong gains in same store sales, net sales and earnings per share on top of significant increases in the last two fiscal years.

•

Same store sales increased 4% in fiscal 2012 over increases of 4% and 6% in the previous two years. The fiscal 2012 increase reflected an increase in both the value of the average transaction and an increase in customer traffic as we continued to grow our customer base.

•	Net sales increased to $23.2 billion for fiscal 2012, up 6% over last year’s comparable period.

•

Earnings per share for fiscal 2012 were $1.93 per diluted share, up 17% compared to $1.65 per diluted share in fiscal 2011. Diluted earnings per share, adjusted to exclude the items under “Adjusted Financial Measures” below, were $1.99 in fiscal 2012 compared to $1.75 in fiscal 2011, up 14%. Foreign currency exchange rates benefited fiscal 2012 earnings by $0.01 per share compared to a $0.01 negative impact last year.

•

Our U.S. businesses continued to exceed our expectations in fiscal 2012, posting strong same store sales increases on top of significant increases in the prior two years and increasing their segment profits.

•

Both of our international businesses recovered momentum at the end of fiscal 2012. TJX Europe returned to a strong same store sales increase in the fourth quarter of fiscal 2012 after issues with the execution of our off-price fundamentals, as well as growth which we believe was too aggressive and had led to performance issues that had begun in fiscal 2011. TJX Canada also posted a positive same store sales increase in the fourth quarter of fiscal 2012 following execution issues in women’s and, to a lesser extent, children’s categories earlier in the year.

—	In fiscal 2012, we continued to drive the growth of our chains.

•	At January 28, 2012, both stores in operation and selling square footage were up 2% over the end of fiscal 2011 including the effect of store closures from our A.J. Wright consolidation.

•

We increased our long-term potential growth estimates in the U.S. for HomeGoods from 600 to 750 stores and believe we have widened the demographic reach of our customer base. We completed the consolidation of our A.J. Wright business, which has focused our financial and managerial resources on fewer, larger businesses with higher returns and enhanced the growth prospects of the overall company.

•

We introduced the Marshalls chain to Canada, which we believe can ultimately grow to be a 90 to 100 store chain in Canada. We ended fiscal 2012 with six Canadian Marshalls stores and closed our three StyleSense stores to focus our shoe business on the much larger and more profitable shoe categories at Winners and Marshalls.

•	We slowed growth at TJX Europe in fiscal 2012 to permit the business to focus on improving its operating results and saw improvements by the end of the fiscal year. We continue to believe in the significant growth opportunities for our business in Europe, estimating a total of 750 to 875 stores long-term, with just our current banners in the countries in which we currently operate.

—

We continued to work to strengthen the execution of our business model of buying opportunistically and close to need, operating with lean inventories and rapid merchandise turns and controlling expenses.

•

Our fiscal 2012 pre-tax margin (the ratio of pre-tax income to net sales) was 10.4%, a 0.5 percentage point increase from 9.9% in fiscal 2011, while our adjusted pre-tax margin was 10.7%, a 0.1 percentage point increase from an adjusted 10.6% for fiscal 2011. See “Adjusted Financial Measures” below for definition of adjustments.

•

Our cost of sales ratio for fiscal 2012 compared to the same period last year improved 0.4 percentage points to 72.7% and improved 0.3 percentage points from 72.9% to 72.6% on an adjusted basis. The improvements over last year were primarily due to buying and occupancy expense leverage.

•	Our selling, general and administrative expense ratio for fiscal 2012 decreased 0.1 percentage points to 16.8% and, on an adjusted basis, increased 0.2 percentage points from 16.3% to 16.5%.

•	Our consolidated average per store inventories for our existing businesses, including inventory on hand at our distribution centers, were up 3% at the end of fiscal 2012.

—	We continue to use cash to return value to our shareholders.

•

During fiscal 2012, we repurchased 49.7 million shares of our common stock for $1.4 billion. Earnings per share reflect the benefit of the stock repurchase program. On January 31, 2012, our Board of Directors authorized our 13th stock repurchase program for an additional $2 billion. In the first quarter of fiscal 2013, we announced our expectation to repurchase approximately $1.2 to $1.3 billion in fiscal 2013.

•

We paid quarterly dividends of $0.095 per share, aggregating $275 million, for fiscal 2012. We expect to pay quarterly dividends for fiscal 2013 of $0.115 per share, or an annual dividend of $0.46, up 21% over the prior year, subject to the declaration and approval of our Board of Directors.

•

Our Board of Directors approved a two-for-one stock split of our common stock, reflecting our strong performance and confidence in our future. (All share and related data have been adjusted to reflect the split.)

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for fiscal 2012 totaled $23.2 billion, a 6% increase over $21.9 billion in fiscal 2011. The increase reflected a 5% increase from new stores, a 4% increase from same store sales and a 1% increase from foreign currency exchange rates, offset in part by a 4% decrease due to the elimination of sales from stores operating under the A.J. Wright banner. (The fiscal 2012 sales from the converted A.J. Wright stores are included in new stores.) Consolidated net sales for fiscal 2011 totaled $21.9 billion, an 8% increase over $20.3 billion in fiscal 2010. The increase reflected a 4% increase from same store sales, a 3% increase from new stores and a 1% increase from foreign currency exchange rates.

Our consolidated store count and selling square footage as of January 28, 2012 each increased 2% as compared to the same period last year. These levels of increase, lower than our historical levels, were primarily due to the 72 A.J. Wright stores that were closed and not converted to other banners. We expect to end fiscal 2013 with 3,055 stores, which would represent a 5% increase in both our consolidated store base and our selling square footage.

Same store sales increases in the U.S. for fiscal 2012 reflected an increase in both the value of the average transaction and the number of transactions, which in turn reflected an increase in customer traffic. Same store sales of our home, dresses, men’s, shoes and accessories categories were particularly strong. Geographically, same store sales increases in the U.S. were strong throughout most regions with Florida and the Southwest performing above the consolidated average and the Midwest trailing the consolidated average. Although for the full fiscal year 2012, the same store sales increase for TJX Europe was well below the consolidated average, and same store sales at TJX Canada decreased from the prior year, both Europe and Canada posted strong same store sales gains in the fourth quarter of fiscal 2012.

The 4% same store sales increase in fiscal 2011 was driven entirely by growth in the number of transactions, with the value of the average transaction down slightly for the year. Juniors, jewelry and home performed particularly well in fiscal 2011. Geographically, in the U.S., same store sales were strong throughout the country with the West Coast and Southwest above the consolidated average and the Northeast below the consolidated average. The same store sales increase in Canada was in line with the consolidated average, while same store sales decreased in Europe.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance.

The following table sets forth our consolidated operating results from continuing operations as a percentage of net sales on an as reported and as adjusted basis:

	Percentage of Net Sales Fiscal Year 2012		Percentage of Net Sales Fiscal Year 2011		Percentage of Net Sales Fiscal Year 2010***
	As reported	As adjusted*	As reported	As adjusted*	As reported	As adjusted*
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	n/a
Cost of sales, including buying and occupancy costs	72.7	72.6	73.1	72.9	73.8	n/a
Selling, general and administrative expenses	16.8	16.5	16.9	16.3	16.4	n/a
Provision (credit) for Computer Intrusion related expenses	—	—	(0.1)	—	—	n/a
Interest expense, net	0.2	0.2	0.2	0.2	0.2	n/a
Income from continuing operations before provision for income taxes**	10.4%	10.7%	9.9%	10.6%	9.6%	n/a
Diluted earnings per share-continuing operations	$1.93	$1.99	$1.65	$1.75	$1.42	n/a
*	See “Adjusted Financial Measures” below.

**	Figures may not foot due to rounding.

***	There were no adjustments for fiscal 2010.

Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency affects our reported results are as follows:

—

Translation of foreign operating results into U.S. dollars: In our financial statements we translate the operations of TJX Canada and TJX Europe from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at essentially the same rates within a given period.

—

Inventory hedges: We routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our divisions, principally in Europe and Canada, purchase goods in currencies other than their local currencies. As we have not elected “hedge accounting” for these instruments as defined by GAAP, we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 72.7% in fiscal 2012, 73.1% in fiscal 2011 and 73.8% in fiscal 2010. The improvement in this ratio for fiscal 2012 was due to expense leverage on buying and occupancy costs (particularly at Marmaxx and HomeGoods) partially offset by lower merchandise margins at TJX Europe and TJX Canada.

The improvement in this ratio for fiscal 2011 reflected improved consolidated merchandise margin, which increased 0.5 percentage points over the prior year, along with expense leverage on the 4% same store sales increase, partially offset by a 0.2 percentage point negative impact from the A.J. Wright segment loss in the fiscal 2011 fourth quarter arising from the A.J. Wright consolidation. Merchandise margin improvement was driven by our strategy of operating with leaner inventories and buying closer to need, leading to lower markdowns compared to the prior year.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales were 16.8% in fiscal 2012, 16.9% in fiscal 2011 and 16.4% in fiscal 2010. The A.J. Wright consolidation had a significant impact on this ratio in fiscal 2012 and fiscal 2011, increasing the ratio by 0.3 percentage points in fiscal 2012 and 0.6 percentage points in fiscal 2011. Excluding the impact of the A.J. Wright consolidation, selling, general and administrative expenses as a percentage of net sales increased by 0.2 percentage points in fiscal 2012 and decreased 0.1 percentage points in fiscal 2011. The increase in the adjusted selling, general and administrative expense ratio in fiscal 2012 compared to fiscal 2011 was due to increased general corporate expenses, primarily investment in new systems, talent and e-commerce, costs associated with a voluntary retirement program and fourth quarter charges and write-offs at TJX Canada and TJX Europe (see segment discussions below), offset in part by expense leverage on strong same store sales, particularly at HomeGoods.

The decrease in selling, general and administrative expenses in fiscal 2011 as a percentage of net sales, on an adjusted basis, compared to fiscal 2010 reflected the benefit of cost reduction programs, a reduction in incentive compensation versus the prior year and expense leverage on strong same store sales.

Interest expense, net: Interest expense, net was an expense of $35.6 million for fiscal 2012, $39.1 million for fiscal 2011 and $39.5 million for fiscal 2010. The components of interest expense, net for the last three fiscal years are summarized below:

	Fiscal Year Ended January
Dollars in thousands	2012	2011	2010
Interest expense	$49,276	$49,014	$49,278
Capitalized interest	(2,593)	—	(758)
Interest (income)	(11,035)	(9,877)	(9,011)
Interest expense, net	$35,648	$39,137	$39,509

Gross interest expense for both fiscal 2012 and fiscal 2011 was essentially flat to the respective prior periods.

Income taxes: Our effective annual income tax rate was 38.0% in fiscal 2012, 38.1% in fiscal 2011 and 37.8% in fiscal 2010. The decrease in the effective income tax rate for fiscal 2012 as compared to fiscal 2011 is primarily attributable to a reduction in tax reserves related to the resolution of U.S. Federal tax audits, partially offset by an increase in state and federal tax reserves, for a net decrease in the provision.

The increase in our effective income tax rate for fiscal 2011 as compared to fiscal 2010 is primarily attributable to the effects of repatriation of cash from Europe and an increase in our state tax reserves, partially offset by the finalization of an advance pricing agreement between Canada and the United States (related to our intercompany transfer pricing) and a favorable Canadian court ruling regarding withholding taxes.

We anticipate our effective annual income tax rate for fiscal 2013 will increase to 38.5% primarily due to the expiration of the U.S. Work Opportunity Tax Credit legislation and the absence of the fiscal 2012 net benefit due to a reduction in our tax reserves.

Income from continuing operations and diluted earnings per share from continuing operations: Income from continuing operations was $1.5 billion in fiscal 2012, a 12% increase over $1.3 billion in fiscal 2011, which in turn was a 10% increase over $1.2 billion in fiscal 2010.

Fiscal 2012 diluted earnings per share from continuing operations were $1.93. Our adjusted diluted earnings per share for fiscal 2012 were $1.99, which exclude the negative impact of $0.04 of costs related to closing the A.J. Wright stores not closed in fiscal 2011 and $0.02 of costs to convert and re-open A.J. Wright stores under other banners.

Fiscal 2011 diluted earnings per share from continuing operations were $1.65. Our adjusted diluted earnings per share for fiscal 2011 were $1.75, which exclude the negative effect of the fiscal 2011 fourth quarter segment loss for A.J. Wright arising from closing A.J. Wright, which reduced earnings per share by $0.11, offset in part by a $0.01 per share benefit for a reduction in the provision for the Computer Intrusion related costs.

Foreign currency exchange rates also affected the comparability of our results. When comparing fiscal 2012 to fiscal 2011, foreign currency exchange rates benefitted fiscal 2012 earnings per share by $0.01 per share compared with a $0.01 per share negative impact in fiscal 2011. When comparing fiscal 2011 to fiscal 2010, foreign currency exchange rates benefited fiscal 2011 earnings per share by $0.02 per share compared to an immaterial impact in fiscal 2010.

In addition, our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. We repurchased 49.7 million shares of our stock at a cost of $1.4 billion in fiscal 2012, 55.1 million shares of our stock at a cost of $1.2 billion in fiscal 2011, and 54.0 million shares at a cost of $950 million in fiscal 2010.

Discontinued operations and net income: In fiscal 2011, we had a net gain from discontinued operations reflecting an after-tax benefit of $3.6 million (which did not impact diluted earnings per share) as a result of a $6 million pre-tax reduction of the estimated cost of settling lease-related obligations of former businesses. Net income, which includes the impact of these discontinued operations, was $1.5 billion, or $1.93 per share, for fiscal 2012, $1.3 billion, or $1.65 per share, for fiscal 2011, and $1.2 billion, or $1.42 per share, for fiscal 2010.

Adjusted Financial Measures: In addition to presenting financial results in conformity with GAAP, we are also presenting them on an “adjusted” basis. We adjusted them to exclude:

—

from the fiscal 2012 results, the costs related to the A.J. Wright consolidation, including closing costs and additional operating losses related to the A.J. Wright stores closed in fiscal 2012 and the costs incurred by the Marmaxx and HomeGoods segments to convert former A.J. Wright stores to their banners and hold grand re-opening events for these stores, and

—

from the fiscal 2011 results, the operating loss of the A.J. Wright segment for the fourth quarter of fiscal 2011, which included a majority of the costs related to closing the A.J. Wright business, and the benefit of a reduction to the provision for the Computer Intrusion which occurred over four years ago.

These adjusted financial results are non-GAAP financial measures. We believe that the presentation of adjusted financial results provides additional information on comparisons between periods including underlying trends of our business by excluding these items that affect overall comparability. We use these adjusted measures in making financial, operating and planning decisions and in evaluating our performance, and our Board of Directors use them in assessing our business and making compensation decisions. Non-GAAP financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP.

Reconciliations of each of the adjusted financial measures to the financial measures in accordance with GAAP are provided below.

	Fiscal year ended 2012 As reported				Fiscal year ended 2012 As adjusted
Dollars in millions, except per share data	U.S.$	% of Net Sales	Adjustments		U.S.$*	% of Net Sales
Net sales	$23,191		$(9	)(1)	$23,182
Cost of sales, including buying and occupancy costs	16,854	72.7%	(16	)(2)	16,838	72.6%
Gross profit margin	—	27.3%			—	27.4%
Selling, general and administrative expenses	3,890	16.8%	(63	)(3)	3,828	16.5%
Income from continuing operations before provision for income taxes	$2,411	10.4%	$69		$2,481	10.7%
Diluted earnings per share-continuing operations	$1.93		$0.06	(4)	$1.99

	Fiscal year ended 2011 As reported				Fiscal year ended 2011 As adjusted
Dollars in millions, except per share data	U.S.$	% of Net Sales	Adjustments		U.S.$*	% of Net Sales
Net sales	$21,942		$(279	)(5)	$21,663
Cost of sales, including buying and occupancy costs	16,040	73.1%	(242	)(6)	15,798	72.9%
Gross profit margin	—	26.9%			—	27.1%
Selling, general and administrative expenses	3,710	16.9%	(177	)(7)	3,533	16.3%
Provision (credit) for Computer Intrusion related costs	(12)	(0.1)%	12	(8)	—
Income from continuing operations before provision for income taxes	$2,164	9.9%	$129		$2,293	10.6%
Diluted earnings per share-continuing operations	$1.65		$0.10	(9)	$1.75
*	Figures may not cross-foot due to rounding.

(1)	Sales of A.J. Wright stores prior to closing ($9 million).

(2)	Cost of sales, including buying and occupancy costs of A.J. Wright prior to closing ($15 million) and applicable conversion costs of A.J. Wright stores converted to Marmaxx and HomeGoods banners ($1 million).

(3)	Operating costs of A.J. Wright prior to closing and costs to close A.J. Wright stores not converted to other banners ($44 million) and applicable conversion and grand re-opening costs for A.J. Wright stores converted to Marmaxx and HomeGoods banners ($19 million).

(4)	Impact on earnings per share of operating loss and closing costs of A.J. Wright stores ($0.04 per share) and conversion and grand re-opening costs at Marmaxx and HomeGoods ($0.02 per share). Effective tax rate used in computation.

(5)	Sales associated with A.J. Wright prior to closing ($279 million).

(6)	Cost of sales, including buying and occupancy costs associated with closing A.J. Wright stores, distribution centers and home office ($242 million).

(7)	Operating costs of A.J. Wright prior to closing and costs to close A.J. Wright stores not being converted to other banners ($177 million).

(8)	Reduction of the provision for Computer Intrusion related costs, primarily as a result of insurance proceeds and adjustments to our remaining reserve ($12 million).

(9)	Impact on earnings per share of operating losses and closing costs of A.J. Wright stores ($0.11 per share) and impact on earnings per share of the reduction to the provision for Computer Intrusion related costs ($0.01 per share). Effective tax rate used in computation.

The costs to convert A.J. Wright stores to other banners and to hold grand re-openings affected our Marmaxx and HomeGoods segments in fiscal 2012. A reconciliation of adjusted segment margin, a non-GAAP financial measure, to segment margin as reported in accordance with GAAP for each of these segments is as follows:

	Fiscal 2012 As reported				Fiscal 2012 As adjusted		Fiscal 2011 As reported
	US$ in Millions	% of Net Sales	Adjustments		US$ in Millions*	% of Net Sales	US$ in Millions	% of Net Sales
Marmaxx segment profit	$2,073	13.5%	$17	(1)	$2,090	13.6%	$1,876	13.3%
HomeGoods segment profit	$234	10.4%	$3	(2)	$238	10.6%	$187	9.5%
*	Figures may not cross-foot due to rounding.
(1)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a T.J. Maxx or Marshalls store.
(2)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a HomeGoods store.

Segment information: We operate four business segments. In the United States, our two segments are Marmaxx (T.J. Maxx and Marshalls stores) and HomeGoods. Our TJX Canada segment operates our stores in Canada (Winners, HomeSense and Marshalls), and our TJX Europe segment operates our stores in Europe (T.K. Maxx and HomeSense). A. J. Wright ceased to be a segment following its consolidation. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Fiscal Year Ended January
Dollars in millions	2012	2011	2010
Net sales	$15,367.5	$14,092.2	$13,270.9
Segment profit	$2,073.4	$1,876.0	$1,588.5
Segment profit as a percentage of net sales	13.5%	13.3%	12.0%
Adjusted segment profit as a percentage of net sales*	13.6%	n/a	n/a
Percent increase in same store sales	5%	4%	7%
Stores in operation at end of period
T.J. Maxx	983	923	890
Marshalls	884	830	813
Total Marmaxx	1,867	1,753	1,703
Selling square footage at end of period (in thousands)
T.J. Maxx	22,894	21,611	20,890
Marshalls	22,042	20,912	20,513
Total Marmaxx	44,936	42,523	41,403
*	See reconciliation under “Adjusted Financial Measures.”

Net sales at Marmaxx increased 9% in fiscal 2012 as compared to fiscal 2011. Same store sales for Marmaxx were up 5%, on top of a 4% increase in the prior year.

Same store sales growth at Marmaxx for fiscal 2012 was driven by a balanced increase in the value of the average transaction and an increase in customer traffic. Customer transactions grew in fiscal 2012 on top of a significant increase in fiscal 2011. The categories that posted particularly strong same store sales increases in fiscal 2012 were dresses, men’s, shoes and accessories. Geographically, there were strong same store sales increases throughout the country, with Florida and the Southwest the strongest and the Midwest below the chain average.

Segment margin was up 0.2 percentage points to 13.5% for fiscal 2012 compared to 13.3% for fiscal 2011, primarily due to expense leverage (particularly occupancy costs, which improved by 0.3 percentage points) on strong same store sales growth. This improvement was offset in part by slightly lower merchandise margins and the store conversion and grand re-opening costs of former A.J. Wright stores converted to T.J. Maxx or Marshalls. Adjusted segment profit margin, which excludes the A.J. Wright conversion costs, increased 0.3 percentage points to 13.6% for fiscal 2012.

Segment margin increased to 13.3% in fiscal 2011 from 12.0% in fiscal 2010. This increase in segment margin for fiscal 2011 was primarily due to an increase in merchandise margins of 0.8 percentage points, largely as a result of lower markdowns. In addition, the 4% increase in same store sales for this period provided expense leverage as a percentage of net sales, particularly occupancy costs, which improved by 0.2 percentage points.

In fiscal 2013, we expect to open approximately 85 new Marmaxx stores (net of closings) and increase selling square footage by 4%.

HomeGoods

	Fiscal Year Ended January
Dollars in millions	2012	2011	2010
Net sales	$2,244.0	$1,958.0	$1,794.4
Segment profit	$234.4	$186.5	$137.5
Segment profit as a percentage of net sales	10.4%	9.5%	7.7%
Adjusted segment profit as a percentage of net sales*	10.6%	n/a	n/a
Percent increase in same store sales	6%	6%	9%
Stores in operation at end of period	374	336	323
Selling square footage at end of period (in thousands)	7,391	6,619	6,354
*	See reconciliation under “Adjusted Financial Measures.”

HomeGoods’ net sales increased 15% in fiscal 2012 compared to fiscal 2011. Same store sales increased 6% in fiscal 2012, on top of a strong same store sales increase of 6% in fiscal 2011 resulting from a strong increase in customer traffic along with an increase in the value of the average transaction. Segment profit margin for fiscal 2012 was 10.4% up from 9.5% for fiscal 2011. The increase was due to expense leverage on the 6% same store sales increase and an increase in merchandise margins (primarily due to lower markdowns), partially offset by the conversion and grand re-opening costs of former A.J. Wright stores converted to HomeGoods. Adjusted segment profit margin for fiscal 2012 excluding the A.J. Wright conversion costs increased 1.1 percentage points to 10.6%.

HomeGoods’ net sales increased 9% in fiscal 2011 compared to fiscal 2010. Same store sales increased 6% in fiscal 2011, driven by continued strong growth in customer traffic, compared to a same store sales increase of 9% in fiscal 2010. Segment margin of 9.5% was up from 7.7% for fiscal 2010, due to increased merchandise margins, driven by decreased markdowns, levering of expenses on the 6% same store sales and operational efficiencies. The merchandise margin improvements were driven by efforts to manage this business with much lower inventory levels than in previous years and by increasing our inventory turns.

In fiscal 2013, we plan a net increase of approximately 40 HomeGoods stores and plan to increase selling square footage by 11%.

A.J. Wright

We completed the consolidation of the A.J. Wright division in the first quarter of fiscal 2012, closing the remaining stores not being converted to other banners. These closing costs (primarily lease-related obligations) and A.J. Wright operating losses incurred in the first quarter of fiscal 2012 were reported as an A.J. Wright segment loss in the first quarter of fiscal 2012.

Due to the anticipated migration of customers to other chains, A.J. Wright was not treated as a discontinued operation for financial reporting purposes.

	Fiscal Year Ended January
Dollars in millions	2012	2011	2010
Net sales	$9.2	$888.4	$779.8
Segment profit (loss)	$(49.3)	$(130.0)	$12.6
Percent increase in same store sales	—	6%	9%
Stores in operation at end of period	—	142	150
Selling square footage at end of period (in thousands)	—	2,874	3,012

A majority of the costs related to the closing of the A.J. Wright business were recorded in the fourth quarter of fiscal 2011. The operating results of the A.J. Wright segment for the full year of fiscal 2011 include a fourth quarter loss of $140.6 million, which includes the following:

Dollars in thousands	Fiscal 2011 Fourth Quarter
Fixed asset impairment charges—Non cash	$82,589
Severance and termination benefits	25,400
Lease obligations and other closing costs	11,700
Operating losses	20,912
Total segment loss	$140,601

International Segments:

TJX Canada

	Fiscal Year Ended January
U.S. Dollars in millions	2012	2011	2010
Net sales	$2,680.1	$2,510.2	$2,167.9
Segment profit	$348.0	$352.0	$255.0
Segment profit as a percentage of net sales	13.0%	14.0%	11.8%
Percent (decrease) increase in same store sales	(1)%	4%	2%
Stores in operation at end of period
Winners	216	215	211
HomeSense	86	82	79
Marshalls	6	—	—
Total	308	297	290
Selling square footage at end of period (in thousands)
Winners	5,008	4,966	4,847
HomeSense	1,670	1,594	1,527
Marshalls	162	—	—
Total	6,840	6,560	6,374

Net sales for TJX Canada increased 7% in fiscal 2012 as compared to fiscal 2011. Currency translation benefitted fiscal 2012 sales growth by approximately 4 percentage points, as compared to the same period last year. Same store sales decreased 1% in fiscal 2012 compared to an increase of 4% in fiscal 2011 largely due to execution issues in women’s and, to a lesser extent, children’s categories. Our efforts to address these issues showed improved results in the fourth quarter of fiscal 2012 with same store sales growth of 3%.

Segment profit for fiscal 2012 decreased to $348.0 million, due to weak sales volume in the first three quarters (mitigated in part by strong inventory and expense management) and, to a lesser extent, a fourth quarter charge of $6 million for the closure of our StyleSense stores. These decreases in segment profit more than offset a $10 million benefit from foreign currency translation and a $4 million benefit from mark-to-market adjustment on inventory-related hedges. The decrease in segment margin for fiscal 2012 as compared to fiscal 2011 was due to expense deleverage and lower merchandise margins, which more than offset the favorable change in the mark-to-market adjustment of our inventory-related hedges.

Net sales for TJX Canada increased 16% in fiscal 2011 as compared to fiscal 2010. Currency translation benefitted fiscal 2011 sales growth by approximately 9 percentage points, as compared to the same period in the prior year. Same store sales were up 4% in fiscal 2011 compared to an increase of 2% in fiscal 2010. Same store sales of men’s apparel, dresses and home fashions were above the segment average for fiscal 2011.

Segment profit for fiscal 2011 increased to $352 million, compared to $255 million in fiscal 2010. The impact of foreign currency translation increased segment profit by $25 million in fiscal 2011 as compared to fiscal 2010. The mark-to-market adjustment on inventory-related hedges reduced segment profit in fiscal 2011 by $7 million compared to an immaterial impact in fiscal 2010. Segment margin increased 2.2 percentage points to 14.0% in fiscal 2011, compared to 11.8% in fiscal 2010. The segment margin improvement in fiscal 2011 was driven by a strong improvement in merchandise margins, offset by the unfavorable change in the mark-to-market adjustment of our inventory hedges, which reduced fiscal 2011 segment margin by 0.3 percentage points.

We opened our first six Marshalls stores in Canada in fiscal 2012. We expect to add a net of 15 stores in Canada in fiscal 2013 and plan to increase selling square footage by 5%.

TJX Europe

	Fiscal Year Ended January
U.S. Dollars in millions	2012	2011	2010
Net sales	$2,890.7	$2,493.5	$2,275.4
Segment profit	$68.7	$75.8	$164.0
Segment profit as a percentage of net sales	2.4%	3.0%	7.2%
Percent increase (decrease) in same store sales	2%	(3)%	5%
Stores in operation at end of period
T.K. Maxx	332	307	263
HomeSense	24	24	14
Total	356	331	277
Selling square footage at end of period (in thousands)
T.K. Maxx	7,588	7,052	6,106
HomeSense	402	402	222
Total	7,990	7,454	6,328

Net sales for TJX Europe increased 16% in fiscal 2012 to $2.9 billion compared to $2.5 billion in fiscal 2011. Currency translation benefited fiscal 2012 sales growth by 4 percentage points. Same store sales were up 2% in fiscal 2012 compared to a decrease of 3% in fiscal 2011. TJX Europe ended fiscal 2012 by posting a fourth quarter same store sales increase of 10%. We believe the improvement at the end of fiscal 2012 reflected the benefits of our strategy of slowing growth in Europe and re-focusing on execution of our off-price fundamentals.

Segment profit decreased to $68.7 million for fiscal 2012, and segment profit margin decreased to 2.4%. For fiscal 2012, the impact of foreign currency translation and the mark-to-market adjustment on inventory-related hedges was immaterial. Our fiscal 2012 results reflect aggressive markdowns, primarily taken in the first quarter to clear inventory and adjust our merchandise mix. In addition, during the fourth quarter of fiscal 2012 TJX Europe incurred charges for the closing of an office facility and the write-off of certain technology systems and other adjustments, which contributed to the decrease in segment profit and segment margin. Despite these fourth quarter charges, segment profit for the fourth quarter of fiscal 2012 nearly doubled reflecting the effects of the changes we made to address the execution issues that adversely affected fiscal 2011 and earlier parts of fiscal 2012.

Net sales for TJX Europe increased in fiscal 2011 to $2.5 billion compared to $2.3 billion in fiscal 2010. Currency translation negatively impacted the fiscal 2011 results, reducing net sales by $86 million. Same store sales were down 3% in fiscal 2011 compared to a 5% increase in fiscal 2010. Segment profit decreased to $75.8 million for fiscal 2011, and segment profit margin decreased to 3.0%. Issues with the execution of our off-price fundamentals as well as growth, which we believe was too aggressive, led to TJX Europe’s below-plan sales and segment profit in fiscal 2011.

In fiscal 2013, we plan to keep our growth rate modest with a net of 10 new T.K. Maxx stores in Europe, expanding selling square footage by 2%. Longer term, we continue to believe that TJX Europe holds significant growth potential for our Company.

General Corporate Expense:

	Fiscal Year Ended January
Dollars in millions	2012	2011	2010
General corporate expense	$228.3	$168.7	$166.4

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The increase in general corporate expense for fiscal 2012 was primarily due to our investments in systems and technology, talent and associate training expenses, costs related to our e-commerce initiative and costs related to a fourth quarter voluntary retirement program and an executive separation agreement. Collectively, these items accounted for approximately $40 million of the increase in general corporate expenses for fiscal 2012. Fiscal 2011 general corporate expense was relatively flat to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities:

Net cash provided by operating activities was $1,916 million in fiscal 2012, $1,976 million in fiscal 2011 and $2,272 million in fiscal 2010. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.

Operating cash flows for fiscal 2012 decreased $60 million compared to fiscal 2011. Net income plus the non-cash impact of depreciation and impairment charges provided cash of $1,995 million in fiscal 2012 compared to $1,897 in fiscal 2011, an increase of $98 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $224 million in fiscal 2012, compared to $48 million in fiscal 2011. The increase in inventory was in our distribution centers, primarily due to higher pack-away inventory as we continued to take advantage of market opportunities. The average inventory in our stores at the end of fiscal 2012 was below fiscal 2011 levels. The additional cash outlay for the net change in inventory and accounts payable is due to the timing of payments. The impact of the changes in all other assets and liabilities, which reduced operating cash flows by $77 million year-over-year, was more than offset by the favorable impact on cash flows of $94 million due to a higher deferred income tax provision.

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

We have a reserve for the remaining future obligations of operations we have closed, sold or otherwise disposed of including, among others, Bob’s Stores and A.J. Wright. The majority of these obligations relate to real estate leases associated with these operations. The reserve balance was $45.4 million at January 28, 2012 and $54.7 million at January 29, 2011. The cash flows required to satisfy obligations of former operations are classified as a reduction in cash provided by operating activities. See Note C to the consolidated financial statements for more information.

Investing activities:

Our cash flows for investing activities include capital expenditures for the last three fiscal years as set forth in the table below:

	Fiscal Year Ended January
In millions	2012	2011	2010
New stores	$211.6	$196.3	$127.8
Store renovations and improvements	319.8	301.0	206.8
Office and distribution centers	271.9	209.8	94.7
Capital expenditures	$803.3	$707.1	$429.3

We expect that we will spend approximately $875 million to $900 million on capital expenditures in fiscal 2013, including approximately $415 million for our offices and distribution centers (including information systems) to support growth, $305 million for store renovations and $180 million for new stores. We plan to fund these expenditures through internally generated funds.

We also purchased short-term investments that had initial maturities in excess of 90 days which, per our policy, are not classified as cash on the balance sheets presented. In fiscal 2012, we purchased $152 million of such short-term investments, compared to $120 million in fiscal 2011. Additionally, $133 million of such short-term investments were sold or matured during fiscal 2012 compared to $180 million last year.

Financing activities:

Cash flows from financing activities resulted in net cash outflows of $1,336 million in fiscal 2012, $1,224 million in fiscal 2011 and $584 million in fiscal 2010.

Under our stock repurchase programs, we spent $1,370 million to repurchase 49.7 million shares of our stock in fiscal 2012, $1,201 million to repurchase 55.1 million shares in fiscal 2011 and $950 million to repurchase 54.0 million shares in fiscal 2010, all of which were retired. We record the purchase of our stock on a settlement basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. All share information disclosed is on a post-split basis. As of January 28, 2012, $225 million was available for purchase under the stock repurchase program approved in February 2011. On January 31, 2012, our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $2 billion of TJX stock. We currently plan to repurchase approximately $1.2 billion to $1.3 billion of stock under our stock repurchase programs in fiscal 2013. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change.

Cash flows from financing activities for fiscal 2010 include the net proceeds of $774 million from two debt offerings. In April 2009, we issued $375 million aggregate principal amount of 6.95% ten-year notes. In connection with this issuance, we called for the redemption of our zero coupon convertible subordinated notes, virtually all of which were converted into 30.2 million shares of common stock. We used the proceeds of the 6.95% notes to repurchase additional shares of common stock under our stock repurchase program. In July 2009, we issued $400 million aggregate principal amount of 4.20% six-year notes. We used a portion of the proceeds of this offering to refinance our C$235 million term credit facility in August 2009, prior to its scheduled maturity, and used the remainder, together with funds from operations, to pay our 7.45% notes on their scheduled maturity date in December 2009.

We declared quarterly dividends on our common stock which totaled $0.38 per share in fiscal 2012, $0.30 per share in fiscal 2011 and $0.24 per share in fiscal 2010. Cash payments for dividends on our common stock totaled $275 million in fiscal 2012, $229 million in fiscal 2011 and $198 million in fiscal 2010. We announced our intention to increase the quarterly dividend on our common stock to $0.115 per share, effective with the dividend to be declared in April 2012 and payable in May 2012, subject to the approval and declaration of our Board of Directors. We also received proceeds from the exercise of employee stock options of $219 million in fiscal 2012, $176 million in fiscal 2011 and $170 million in fiscal 2010.

We traditionally have funded our seasonal merchandise requirements primarily through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. We also have $1 billion in revolving credit facilities, which are described in Note K to the consolidated financial statements. We believe our existing cash and cash equivalents, internally generated funds and our revolving credit facilities are more than adequate to meet our operating needs over the next fiscal year.

Contractual obligations: As of January 28, 2012, we had payment obligations (including current installments) under long-term debt arrangements, leases for property and equipment and purchase obligations requiring cash outflows as follows (in thousands):

		Payments Due by Period
Tabular Disclosure of Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations including estimated interest and current installments	$1,037,669	$42,863	$85,725	$468,925	$440,156
Operating lease commitments	6,985,102	1,124,042	1,999,174	1,500,107	2,361,779
Capital lease obligation	15,322	3,912	7,824	3,586	—
Purchase obligations	2,486,221	2,466,278	19,690	210	43
Total Obligations	$10,524,314	$3,637,095	$2,112,413	$1,972,828	$2,801,978

The long-term debt obligations above include estimated interest costs. The operating lease commitments above are for minimum rent and do not include costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2012. Purchase obligations include obligations under purchase orders for merchandise, capital items, supplies and other operating items, contracts for maintenance needs and other services, and executive employment and other agreements. Our purchase obligations do not include agreements that can be cancelled without penalty.

We also have long-term liabilities which include $302.2 million for employee compensation and benefits, the majority of which will come due beyond five years, $163.6 million for accrued rent, the cash flow requirements of which are included in the lease commitments in the above table, and $249.6 million for uncertain tax positions for which it is not reasonably possible for us to predict when they may be paid.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) which require us to make certain estimates and judgments that impact our reported results. These judgments and estimates are based on historical experience and other factors which we continually review and believe are reasonable. We consider our most critical accounting policies, involving management estimates and judgments, to be those relating to the areas described below.

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

Impairment of long-lived assets: We evaluate the recoverability of the carrying value of our long-lived assets at least annually and whenever events or circumstances occur that would indicate that the carrying amounts of those assets are not recoverable. Significant judgment is involved in projecting the cash flows of individual stores, as well as of our business units, which involve a number of factors including historical trends, recent performance and general economic assumptions. If we determine that an impairment of long-lived assets has occurred, we record an impairment charge equal to the excess of the carrying value of those assets over the estimated fair value of the assets. We believe as of January 28, 2012 that the carrying value of our long-lived assets was appropriate.

Retirement obligations: Retirement costs are accrued over the service life of an employee and represent, in the aggregate, obligations that will ultimately be settled far in the future and are therefore subject to estimates. We are required to make assumptions regarding variables, such as the discount rate for valuing pension obligations and the long-term rate of return assumed to be earned on pension assets, both of which impact the net periodic pension cost for the period. The discount rate, which we determine annually based on market interest rates, and our estimated long-term rate of return, which can differ considerably from actual returns, are two factors that can have a significant impact on the annual cost of retirement benefits and the funded status of our qualified pension plan. When the market performance of our plan assets, discount rates or other factors have a negative impact on the funded status of our plan, we may make contributions to the plan in excess of mandatory funding requirements. In fiscal 2012 we funded our qualified pension plan with a voluntary contribution of $75 million.

Share-based compensation: In accordance with GAAP, we estimate the fair value of stock awards issued to employees and directors under our stock incentive plan. The fair value of the awards is amortized as “share-based compensation” over the vesting periods during which the recipients are required to provide service. We use the Black-Scholes option pricing model for determining the fair value of stock options granted, which requires management to make significant judgments and estimates such as participant activity and market results. The use of different assumptions and estimates could have a material impact on the estimated fair value of stock option grants and the related compensation cost.

Reserves for uncertain tax positions: Like many large corporations, our income and other tax returns and reports are regularly audited by federal, state and local tax authorities in the United States and in foreign jurisdictions where we operate and such authorities may challenge positions we take. We are engaged in various administrative and judicial proceedings in multiple jurisdictions with respect to assessments, claims, deficiencies and refunds and other tax matters, which proceedings are in various stages of negotiation, assessment, examination, litigation and settlement. The outcomes of these proceedings are uncertain. In accordance with GAAP, we evaluate our uncertain tax positions based on our understanding of the facts, circumstances and information available at the reporting date, and we accrue for exposure when we believe that it is more likely than not, based on the technical merits, that the positions we have taken will not be sustained. However, in the next twelve months and in future periods, the amounts we accrue for uncertain tax positions from time to time or ultimately pay, as the result of the final resolutions of examinations, judicial or administrative proceedings, changes in facts, law, or legal interpretations, expirations of applicable statute of limitations or other resolutions of, or changes in, tax positions may differ either positively or negatively from the amounts we have accrued, and may result in a reduction to or additional accruals, refund claims or payments for periods not currently under examination or for which no claims have been made. Final resolutions of our tax positions or changes in accruals for uncertain tax positions could result in additional tax expense or benefit and could have a material impact on our results of operations of the period in which an examination or proceeding is resolved or in the period in which a changed outcome becomes probable and reasonably estimable.

Reserves for former operations: As discussed in Note C to the consolidated financial statements and elsewhere in the Management’s Discussion and Analysis, we have reserves for probable losses arising for future obligations of former operations, primarily real estate leases. We must make estimates and assumptions about the costs and expenses we will incur in connection with the future obligations of our former operations. The leases relating to A.J. Wright and other former operations are long-term obligations, and the estimated cost to us involves numerous estimates and assumptions including when and on what terms we will assign the lease, or sublease the leased properties, whether and for how long we remain obligated with respect to particular leases, the extent to which assignees or subtenants will fulfill our financial and other obligations under the leases, how particular obligations may ultimately be settled and what mitigating factors, including indemnification, may exist to any liability we may have. We develop these assumptions based on past experience and evaluation of various potential outcomes and the circumstances surrounding each situation and location. We believe that our reserves are reasonable estimates of the most likely outcomes of the future obligations arising out of the future obligations of our former operations and should be adequate to cover the ultimate costs we will incur. However, actual results may differ from our current estimates, and we may decrease or increase the amount of our reserves to adjust for future developments relating to the underlying assumptions and other factors, although we do not expect any such differences to be material to our results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

TJX is exposed to market risks in the ordinary course of business, some potential market risks are discussed below:

FOREIGN CURRENCY EXCHANGE RISK

We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between our domestic and international operations. As more fully described in Note F to our consolidated financial statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and intercompany transactions with our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of January 28, 2012, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income for fiscal 2012 by approximately $42 million.

INTEREST RATE RISK

Our cash equivalents, short-term investments and certain lines of credit bear variable interest rates. Changes in interest rates affect interest earned and paid by us. In addition, changes in the gross amount of our borrowings and future changes in interest rates will affect our future interest expense. We periodically use financial instruments to manage our cost of borrowing; however, we believe that fixed interest rates on most of our debt minimizes our exposure to changes in market conditions. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to our cash and cash equivalents and short-term investments as of January 28, 2012. There were no variable rate borrowings outstanding as of January 28, 2012. The analysis indicated that such an adverse movement as of that date would not have had a material effect on our consolidated financial position, results of operations or cash flows.

EQUITY PRICE RISK

The assets of our qualified pension plan, a large portion of which are equity securities, are subject to the risks and uncertainties of the financial markets. We invest the pension assets in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. A significant decline in the financial markets could adversely affect the value of our pension plan assets and the funded status of our pension plan, resulting in increased contributions to the plan.

We do not enter into derivatives for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-33 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2012 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of TJX;

—

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of TJX are being made only in accordance with authorizations of management and directors of TJX; and

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 28, 2012.

(d) Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 28, 2012, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the executive officers of TJX as of March 27, 2012:

Name	Age	Office and Employment During Last Five Years
Bernard Cammarata	72	Chairman of the Board since 1999. Acting Chief Executive Officer from September 2005 to January 2007 and Chief Executive Officer from 1989 to 2000. Led TJX and its former TJX subsidiary and T.J. Maxx Division from the organization of the business in 1976 until 2000, including serving as Chief Executive Officer and President of TJX, Chairman and President of TJX’s T.J. Maxx Division, and Chairman of The Marmaxx Group.
Ernie Herrman	51	President since January 2011. Senior Executive Vice President, Group President from August 2008 to January 2011. Senior Executive Vice President since January 2007 and President, Marmaxx from January 2005 to August 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.
Scott Goldenberg	58	Executive Vice President and Chief Financial Officer since January 2012. Executive Vice President, Finance from June 2009 to January 2012. Senior Vice President, Corporate Controller from May 2007 to June 2009 and Senior Vice President, Director of Finance, Marmaxx, from 2000 to 2007. Various financial positions with TJX from 1983 to 1988 and 1997 to 2000.
Michael MacMillan	55	Senior Executive Vice President, Group President, TJX Europe since January 2012. Senior Executive Vice President, Group President from February 2011 to January 2012. President, Marmaxx from August 2008 to January 2011. President, Winners Merchants International (WMI) from June 2003 to August 2008, Executive Vice President, WMI from 2000 to 2003. Various finance positions with TJX since joining in 1985.
Carol Meyrowitz	58	Chief Executive Officer since January 2007, Director since September 2006 and President from October 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004.
Jeffrey G. Naylor	53	Senior Executive Vice President, Chief Administrative Officer since January 2012. Senior Executive Vice President, Chief Financial and Administrative Officer from February 2009 to January 2012. Senior Executive Vice President, Chief Administrative and Business Development Officer, June 2007 to February 2009. Chief Financial and Administrative Officer, September 2006 to June 2007. Senior Executive Vice President, Chief Financial Officer, from March 2004 to September 2006, Executive Vice President, Chief Financial Officer effective February 2004.
Jerome Rossi	68	Senior Executive Vice President, Group President, since January 2007. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2005 to January 2007. President, HomeGoods, from 2000 to 2005. Executive Vice President, Store Operations, Human Resources and Distribution Services, Marmaxx from 1996 to 2000.
Richard Sherr	54	Senior Executive Vice President, Group President, since January 2012. President, HomeGoods from 2010 to January 2012. Chief Operating Officer, Marmaxx from 2007 until 2010. Various merchandising positions at TJX since 1992.
Nan Stutz	54	Senior Executive Vice President, Group President, since February 2011. Group President from 2010 to 2011. President, HomeGoods from 2007 to 2010, Executive Vice President, Merchandise and Marketing from 2006 to 2007 and Senior Vice President, Merchandise and Marketing from 2005 to 2006. Various merchandising positions with Marmaxx and HomeGoods since 1996.

The executive officers hold office until the next annual meeting of the Board in June 2012 and until their successors are elected and qualified.

TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 28, 2012 (Proxy Statement). The information required by this Item and not given in this Item will appear under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Report” and “Beneficial Ownership” in our Proxy Statement, which sections are incorporated in this item by reference.

TJX has a Code of Ethics for TJX Executives governing its Chairman, Chief Executive Officer, President, Chief Administrative Officer, Chief Financial Officer, Principal Accounting Officer and other senior operating, financial and legal executives. The Code of Ethics for TJX Executives is designed to ensure integrity in its financial reports and public disclosures. TJX also has a Code of Conduct and Business Ethics for Directors which promotes honest and ethical conduct, compliance with applicable laws, rules and regulations and the avoidance of conflicts of interest. Both of these codes of conduct are published at www.tjx.com. We intend to disclose any future amendments to, or waivers from, the Code of Ethics for TJX Executives or the Code of Business Conduct and Ethics for Directors within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the Securities and Exchange Commission.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

Schedule II—Valuation and Qualifying Accounts

In thousands	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended January 28, 2012	$17,151	$1,387,956	$1,382,759	$22,348
Fiscal Year Ended January 29, 2011	$16,855	$1,051,999	$1,051,703	$17,151
Fiscal Year Ended January 30, 2010	$14,006	$1,015,470	$1,012,621	$16,855
Reserves Related to Former Operations:
Fiscal Year Ended January 28, 2012	$54,695	$33,547	$42,861	$45,381
Fiscal Year Ended January 29, 2011	$35,897	$32,575	$13,777	$54,695
Fiscal Year Ended January 30, 2010	$40,564	$1,761	$6,428	$35,897
Casualty Insurance Reserve:
Fiscal Year Ended January 28, 2012	$14,241	$(3,942)	$1,220	$9,079
Fiscal Year Ended January 29, 2011	$17,116	$(555)	$2,320	$14,241
Fiscal Year Ended January 30, 2010	$20,759	$1,093	$4,736	$17,116
Computer Intrusion Reserve:
Fiscal Year Ended January 28, 2012	$17,340	$—	$1,476	$15,864
Fiscal Year Ended January 29, 2011	$23,481	$(1,550)	$4,591	$17,340
Fiscal Year Ended January 30, 2010	$42,211	$—	$18,730	$23,481

(b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description of Exhibit
3(i).1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed for the quarter ended July 28, 2005.
3(ii).1	By-laws of TJX, as amended, are incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on September 22, 2009.
4.1	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on April 2, 2009.
4.2	First Supplemental Indenture between TJX and U.S. Bank National Association dated as of April 7, 2009, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 7, 2009.
4.3	Second Supplemental Indenture between TJX and U.S. Bank National Association dated as of July 23, 2009, incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on July 23, 2009.
10.1	The Employment Agreement dated as of June 2, 2009 between Bernard Cammarata and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 1, 2010.*
10.2	The Employment Agreement dated January 28, 2011 between Carol Meyrowitz and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the year ended January 29, 2011.*
10.3	The Employment Agreement dated January 28, 2011 between Jeffrey Naylor and TJX is incorporated herein by reference to Exhibit 10.3 to the Form 10-K filed for the year ended January 29, 2011.*
10.4	The Amended and Restated Employment Agreement dated January 28, 2011 between Ernie Herrman and TJX is incorporated herein by reference to Exhibit 10.4 to the Form 10-K filed for the year ended January 29, 2011.*
10.5

The Employment Agreement dated as of January 29, 2010 between Jerome Rossi and TJX is incorporated herein by reference to Exhibit 10.6 to the Form 10-Q filed for the quarter ended May 1, 2010. The Amendment, to Employment Agreement dated November 30, 2011 between Jerome Rossi and TJX is filed herewith.*

10.6	The Employment Agreement dated as of January 29, 2012 between Jerome Rossi and TJX is filed herewith.*
10.7	The Employment Agreement dated as of January 29, 2010 between and among Paul Sweetenham, TJX UK, and TJX is incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed for the quarter ended May 1, 2010. The letter agreement dated November 29, 2010 between and among Paul Sweetenham, TJX UK, and TJX is incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed for the year ended January 29, 2011.*
10.8	The Letter Agreement dated December 30, 2011 between Paul Sweetenham and TJX is filed herewith.*
10.9	The Compromise Agreement dated December 30, 2011 between Paul Sweetenham and TJX Europe is filed herewith.*
10.10	The Employment Agreement dated January 28, 2011 between Michael MacMillan and TJX is incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed for the year ended January 29, 2011. The Letter Agreement dated January 10, 2012 between and among Michael MacMillan, TJX and NBC Attire, Inc. is filed herewith.*
10.11	The Amended and Restated Employment Agreement dated January 28, 2011 between Nan Stutz and TJX is incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed for the year ended January 29, 2011.*
10.12	The Employment Agreement effective as of January 29, 2012 between Richard Sherr and TJX is filed herewith.*

Exhibit No.	Description of Exhibit
10.13	The Employment Agreement effective as of January 29, 2012 between Scott Goldenberg and TJX is filed herewith.*
10.14	The Management Incentive Plan, as amended and restated effective as of March 5, 2010, is incorporated herein by reference to Exhibit 10.11 to the Form 10-Q filed for the quarter ended May 1, 2010.*
10.15	The Stock Incentive Plan (2009 Restatement), as amended and restated effective as of February 2, 2012, is filed herewith.*
10.16	The Stock Incentive Plan Rules for U.K. Employees, as amended April 7, 2009, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ending July 31, 2010.*
10.17	The Form of a Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan as amended and restated through June 1, 2004 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.18	The Form of Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.1 to the Form 10-Q filed for the quarter ended October 31, 2009. The Form of Non-Qualified Stock Option Terms and Conditions Granted under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.2 to the Form 10-Q filed for the quarter ended October 31, 2009.*
10.19	The Form of Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan as of September 9, 2010 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 30, 2010. The Form of Non-Qualified Stock Option Terms and Conditions Granted under the Stock Incentive Plan as of September 9, 2010 is filed herewith.*
10.20	The Form of Performance-Based Restricted Stock Award Granted Under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed for the fiscal year ended January 30, 2010.*
10.21	The Form of Performance-Based Deferred Stock Award Granted Under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed for the fiscal year ended January 30, 2010.*
10.22	Description of Director Compensation Arrangements is filed herewith.*
10.23	The Long Range Performance Incentive Plan, as amended through April 5, 2007, is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended April 28, 2007. The 409A Amendment to the Long Range Performance Incentive Plan, effective as of January 1, 2008, is incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the fiscal year ended January 31, 2009. The Long Range Performance Incentive Plan, as amended and restated effective as of March 5, 2010, is incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the year ended January 29, 2011.*
10.24	The General Deferred Compensation Plan (1998 Restatement) (the “GDCP”) and First Amendment to the GDCP, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The Second Amendment to the GDCP, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The Third and Fourth Amendments to the GDCP are incorporated herein by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 28, 2006. The Fifth Amendment to the GDCP, effective January 1, 2008 is incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed the fiscal year ended January 31, 2009.*
10.25	The Supplemental Executive Retirement Plan (2008 Restatement) is incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.26	The Executive Savings Plan (2010 Restatement) is incorporated herein by reference to Exhibit 10.14 to the Form 10-Q filed for the quarter ended May 1, 2010.*
10.27	The form of TJX Indemnification Agreement for its executive officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *

Exhibit No.	Description of Exhibit
10.28	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.29	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.30	The Trust Agreement for Executive Savings Plan dated as of January 1, 2005 between TJX and Wells Fargo Bank, N.A. is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended January 29, 2005.*
21	Subsidiaries of TJX, filed herewith.
23	Consent of Independent Registered Public Accounting Firm is filed herewith.
24	Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101	The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year January 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

By	/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ CAROL MEYROWITZ	SCOTT GOLDENBERG*
Carol Meyrowitz, Chief Executive Officer and Director (Principal Executive Officer)	Scott Goldenberg, Chief Financial Officer (Principal Financial and Accounting Officer)

ZEIN ABDALLA*	MICHAEL F. HINES*
Zein Abdalla, Director	Michael F. Hines, Director

JOSE B. ALVAREZ*	AMY B. LANE*
José B. Alvarez, Director	Amy B. Lane, Director

ALAN M. BENNETT*	JOHN F. O’BRIEN*
Alan M. Bennett, Director	John F. O’Brien, Director

BERNARD CAMMARATA*	WILLOW B. SHIRE*
Bernard Cammarata, Chairman of the Board of Directors	Willow B. Shire, Director

DAVID T. CHING*
David T. Ching, Director

*BY	/s/ SCOTT GOLDENBERG
Scott Goldenberg,
for himself and as attorney-in-fact

Dated: March 27, 2012

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of The TJX Companies, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries (the “Company”) at January 28, 2012, and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 27, 2012

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
Amounts in thousands except per share amounts	January 28, 2012	January 29, 2011	January 30, 2010

Net sales	$23,191,455	$21,942,193	$20,288,444

Cost of sales, including buying and occupancy costs	16,854,249	16,040,461	14,968,429
Selling, general and administrative expenses	3,890,144	3,710,053	3,328,944
Provision (credit) for Computer Intrusion related costs	—	(11,550)	—
Interest expense, net	35,648	39,137	39,509

Income from continuing operations before provision for income taxes	2,411,414	2,164,092	1,951,562
Provision for income taxes	915,324	824,562	737,990

Income from continuing operations	1,496,090	1,339,530	1,213,572
Gain from discontinued operations, net of income taxes	—	3,611	—

Net income	$1,496,090	$1,343,141	$1,213,572

Basic earnings per share:
Income from continuing operations	$1.97	$1.67	$1.45
Gain from discontinued operations, net of income taxes	$—	$0.01	$—
Net income	$1.97	$1.68	$1.45
Weighted average common shares—basic	761,109	800,291	835,592
Diluted earnings per share:
Income from continuing operations	$1.93	$1.65	$1.42
Gain from discontinued operations, net of income taxes	$—	$—	$—
Net income	$1.93	$1.65	$1.42
Weighted average common shares—diluted	773,772	812,826	855,239
Cash dividends declared per share	$0.38	$0.30	$0.24

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED BALANCE SHEETS

	Fiscal Year Ended
Amounts in thousands except share amounts	January 28, 2012	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,507,112	$1,741,751
Short-term investments	94,691	76,261
Accounts receivable, net	204,304	200,147
Merchandise inventories	2,950,523	2,765,464
Prepaid expenses and other current assets	270,133	249,832
Current deferred income taxes, net	105,869	66,072
Total current assets	5,132,632	5,099,527
Property at cost:
Land and buildings	349,778	320,633
Leasehold costs and improvements	2,311,813	2,112,151
Furniture, fixtures and equipment	3,426,966	3,256,446
Total property at cost	6,088,557	5,689,230
Less accumulated depreciation and amortization	3,382,180	3,239,429
Net property at cost	2,706,377	2,449,801
Property under capital lease, net of accumulated amortization of $23,824 and $21,591, respectively	8,748	10,981
Other assets	253,913	231,518
Goodwill and tradename, net of amortization	179,935	179,936
TOTAL ASSETS	$8,281,605	$7,971,763
LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$2,970	$2,727
Accounts payable	1,645,324	1,683,929
Accrued expenses and other current liabilities	1,364,705	1,347,951
Federal, foreign and state income taxes payable	50,424	98,514
Total current liabilities	3,063,423	3,133,121
Other long-term liabilities	861,768	709,321
Non-current deferred income taxes, net	362,501	241,905
Obligation under capital lease, less portion due within one year	10,147	13,117
Long-term debt, exclusive of current installments	774,476	774,400
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 746,702,028 and 389,657,340, respectively	746,702	389,657
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(192,575)	(91,755)
Retained earnings	2,655,163	2,801,997
Total shareholders’ equity	3,209,290	3,099,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,281,605	$7,971,763

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011	January 30, 2010
Cash flows from operating activities:
Net income	$1,496,090	$1,343,141	$1,213,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	485,701	458,052	435,218
Loss on property disposals and impairment charges	13,559	96,073	10,270
Deferred income tax provision	144,762	50,641	53,155
Share-based compensation	64,175	58,804	55,145
Excess tax benefits from share-based compensation	(46,143)	(28,095)	(17,494)
Changes in assets and liabilities:
(Increase) in accounts receivable	(4,410)	(23,587)	(1,862)
Decrease (increase) in merchandise inventories	(187,157)	(211,823)	147,805
Decrease (increase) in prepaid expenses and other current assets	(20,709)	495	21,219
Increase (decrease) in accounts payable	(36,553)	163,823	197,496
Increase in accrued expenses and other liabilities	13,747	77,846	31,046
Increase (decrease) in income taxes payable	(3,097)	(11,801)	152,851
Other	(3,931)	2,912	(26,495)
Net cash provided by operating activities	1,916,034	1,976,481	2,271,926
Cash flows from investing activities:
Property additions	(803,330)	(707,134)	(429,282)
Purchase of short-term investments	(152,042)	(119,530)	(278,692)
Sales and maturities of short-term investments	132,679	180,116	153,275
Other	11,652	(1,065)	(5,578)
Net cash (used in) investing activities	(811,041)	(647,613)	(560,277)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	774,263
Principal payments on current portion of long-term debt	—	—	(393,573)
Cash payments for debt issuance expenses	(2,299)	(3,118)	(7,202)
Payments on capital lease obligation	(2,727)	(2,355)	(2,174)
Cash payments for repurchase of common stock	(1,320,812)	(1,193,380)	(944,762)
Proceeds from issuance of common stock	218,999	176,159	169,862
Excess tax benefits from share-based compensation	46,143	28,095	17,494
Cash dividends paid	(275,016)	(229,329)	(197,662)
Net cash (used in) financing activities	(1,335,712)	(1,223,928)	(583,754)
Effect of exchange rate changes on cash	(3,920)	22,204	33,185
Net (decrease) increase in cash and cash equivalents	(234,639)	127,144	1,161,080
Cash and cash equivalents at beginning of year	1,741,751	1,614,607	453,527
Cash and cash equivalents at end of year	$1,507,112	$1,741,751	$1,614,607

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
In thousands	Shares	Par Value $1
Balance, January 31, 2009	412,822	$412,822	$—	$(217,781)	$1,939,516	$2,134,557
Comprehensive income:
Net income	—	—	—	—	1,213,572	1,213,572
Foreign currency translation adjustments	—	—	—	76,678	—	76,678
Recognition of prior service cost and deferred gains/losses	—	—	—	8,191	—	8,191
Recognition of unfunded post retirement obligations	—	—	—	(1,212)	—	(1,212)

Total comprehensive income						1,297,229
Cash dividends declared on common stock	—	—	—	—	(201,490)	(201,490)
Recognition of share-based compensation	—	—	55,145	—	—	55,145
Issuance of common stock upon conversion of convertible debt	15,094	15,094	349,994	—	—	365,088
Issuance of common stock under stock incentive plan and related tax effect	8,329	8,329	175,180	—	—	183,509
Common stock repurchased	(26,859)	(26,859)	(580,319)	—	(337,584)	(944,762)
Balance, January 30, 2010	409,386	409,386	—	(134,124)	2,614,014	2,889,276
Comprehensive income:
Net income	—	—	—	—	1,343,141	1,343,141
Foreign currency translation adjustments	—	—	—	38,325	—	38,325
Recognition of prior service cost and deferred gains/losses	—	—	—	5,219	—	5,219
Recognition of unfunded post retirement obligations	—	—	—	(1,175)	—	(1,175)

Total comprehensive income						1,385,510
Cash dividends declared on common stock	—	—	—	—	(239,003)	(239,003)
Recognition of share-based compensation	—	—	58,804	—	—	58,804
Issuance of common stock under stock incentive plan and related tax effect	7,713	7,713	190,979	—	—	198,692
Common stock repurchased	(27,442)	(27,442)	(249,783)	—	(916,155)	(1,193,380)
Balance, January 29, 2011	389,657	389,657	—	(91,755)	2,801,997	3,099,899
Comprehensive income:
Net income	—	—	—	—	1,496,090	1,496,090
Foreign currency translation adjustments	—	—	—	(14,253)	—	(14,253)
Recognition of prior service cost and deferred gains/losses	—	—	—	4,833	—	4,833
Recognition of unfunded post retirement obligations	—	—	—	(91,400)	—	(91,400)

Total comprehensive income						1,395,270
Cash dividends declared on common stock	—	—	—	—	(288,035)	(288,035)
Recognition of share-based compensation	—	—	64,175	—	—	64,175
Issuance of common stock under stock incentive plan and related tax effect	7,872	7,872	250,921	—	—	258,793
Common stock repurchased	(24,178)	(24,178)	(315,096)	—	(981,538)	(1,320,812)
Adjustment to effect stock split, two-for-one	373,351	373,351	—	—	(373,351)	—
Balance, January 28, 2012	746,702	$746,702	$—	$(192,575)	$2,655,163	$3,209,290

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

Fiscal Year: During fiscal 2010, TJX amended its bylaws to change its fiscal year end to the Saturday nearest to the last day of January of each year. Previously TJX’s fiscal year ended on the last Saturday of January. The fiscal years ended January 28, 2012 (fiscal 2012), January 29, 2011 (fiscal 2011) and January 30, 2010 (fiscal 2010) all included 52 weeks. This change shifted the timing of TJX’s next 53 week fiscal year to the fiscal year ending February 2, 2013 (fiscal 2013).

Earnings Per Share: All earnings per share amounts refer to diluted earnings per share, unless otherwise indicated, and have been adjusted to reflect the two-for-one stock split in the form of a dividend announced on January 5, 2012.

Use of Estimates: The preparation of the TJX financial statements, in conformity with accounting principles generally accepted in the United States of America (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, impairments of long-lived assets, retirement obligations, share-based compensation, reserves for uncertain tax positions, reserves for former operations and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.

Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Proceeds from the sale of store cards as well as the value of store cards issued to customers as a result of a return or exchange are deferred until the customers use the cards to acquire merchandise. Based on historical experience, we estimate the amount of store cards that will not be redeemed (“store card breakage”) and, to the extent allowed by local law, these amounts are amortized into income over the redemption period. Revenue recognized from store card breakage was $10.9 million in fiscal 2012, $10.1 million in fiscal 2011 and $7.8 million in fiscal 2010.

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

Cash and Cash Equivalents: TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Investments with maturities greater than 90 days but less than one year at the date of purchase are included in short-term investments. Our investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks.

TJX had $15.1 million of restricted cash at January 28, 2012, and $14.6 million of restricted cash at January 29, 2011 all of which is reported in other assets on the consolidated balance sheets. The restricted cash is held in escrow to secure TJX’s performance of its obligations under certain leases in Europe.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories which results in a weighted average cost. We utilize a permanent markdown strategy and lower the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in our stores. We accrue for inventory obligations at the time inventory is shipped. At January 28, 2012 and January 29, 2011, in-transit inventory included in merchandise inventories was $395.9 million and $445.7 million, respectively. Comparable amounts are reflected in accounts payable at those dates.

Common Stock and Equity: On January 5, 2012, TJX announced that its Board of Directors approved a two-for-one stock split of the Company’s common stock in the form of a stock dividend. One additional share was paid for each share held by holders of record as of the close of business on January 17, 2012. The shares were distributed on February 2, 2012 and resulted in the issuance of 373 million shares of common stock and a corresponding decrease of $373 million to retained earnings. The balance sheet as of January 28, 2012 has been adjusted to retroactively present the two-for-one stock split. In addition, all historical per share amounts and references to common stock activity, as well as basic and diluted share amounts utilized in the calculation of earnings per share in this report, have been adjusted to reflect this stock split.

Equity transactions consist primarily of the repurchase by TJX of its common stock under its stock repurchase programs and the recognition of compensation expense and issuance of common stock under TJX’s stock incentive plan. In fiscal 2010, we also issued shares upon conversion of convertible notes that were called for redemption, discussed in Note K. Under our stock repurchase programs we repurchase our common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par first charged against any available additional paid-in capital (“APIC”) and the balance charged to retained earnings. Due to the high volume of repurchases over the past several years, we have no remaining balance in APIC at the end of any of the years presented. All shares repurchased have been retired.

Shares issued under TJX’s stock incentive plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets to the extent that an asset for the related grant has been created. Any tax benefits greater than the deferred tax assets created at the time of expensing the options are credited to APIC; any deficiencies in the tax benefits are debited to APIC to the extent a pool for such deficiencies exists. In the absence of a pool any deficiencies are realized in the related periods’ statements of income through the provision for income taxes. Any excess income tax benefits are included in cash flows from financing activities in the statements of cash flows. The par value of restricted stock awards is also added to common stock when the stock is issued, generally at grant date. The fair value of the restricted stock awards in excess of par value is added to APIC as the awards are amortized into earnings over the related vesting periods. Upon the call of our convertible notes in fiscal 2010 most holders of the notes converted them into TJX common stock. When converted the face value of the convertible notes less unamortized debt discount was relieved, common stock was credited with the par value of the shares issued, and the excess of the carrying value of the convertible notes over par was added to APIC.

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for options awarded and for performance-based restricted stock awards TJX uses the market price on the date of the award. See Note I for a detailed discussion of share-based compensation.

Interest: TJX’s interest expense is presented as a net amount. The following is a summary of net interest expense:

	Fiscal Year Ended
Dollars in thousands	January 28, 2012	January 29, 2011	January 30, 2010
Interest expense	$49,276	$49,014	$49,278
Capitalized interest	(2,593)	—	(758)
Interest (income)	(11,035)	(9,877)	(9,011)
Interest expense, net	$35,648	$39,137	$39,509

We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. Capitalized interest relates to construction of a data center and implementation of a merchandising system in fiscal 2012 and the implementation of a finance system in fiscal 2010. There was no capitalized interest in fiscal 2011.

Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $490.6 million for fiscal 2012, $461.5 million for fiscal 2011 and $435.8 million for fiscal 2010. Amortization expense for property held under a capital lease was $2.2 million in each of fiscal 2012, 2011 and 2010. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 3 to 10 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting: TJX begins to record rent expense when it takes possession of a store, which is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease.

Long-Lived Assets: Information related to carrying values of our long-lived assets by geographic location is presented below:

Dollars in thousands	January 28, 2012	January 29, 2011	January 30, 2010
United States	$1,879,176	$1,657,090	$1,607,733
Canada	220,522	210,693	195,434
Europe	615,427	592,999	483,930
Total long-lived assets	$2,715,125	$2,460,782	$2,287,097

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

Goodwill totaled $72.2 million as of January 28, 2012, $72.2 million as of January 29, 2011 and $72.1 million as of January 30, 2010. Goodwill is considered to have an indefinite life and accordingly is not amortized. Changes in goodwill are attributable to the effect of exchange rate changes on Winners’ reported goodwill.

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

Impairment of Long-Lived Assets, Goodwill and Tradename: TJX evaluates its long-lived assets and assets with indefinite lives (other than goodwill and tradename) for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable, and at least annually in the fourth quarter of each fiscal year. An impairment exists when the undiscounted cash flow of an asset or asset group is less than the carrying cost of that asset or asset group. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally at the individual store level. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if an impairment exists. The store-by-store evaluations did not indicate any recoverability issues (for any of our continuing operations) during the past three fiscal years. Our decision to close the A.J. Wright chain (see Note C) resulted in the impairment of A.J. Wright’s fixed assets and impairment charges of $83 million are reflected in the A.J. Wright segment for fiscal 2011.

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

There was no impairment related to our goodwill, tradename or trademarks in fiscal 2012, 2011 or 2010.

Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $271.6 million for fiscal 2012, $249.8 million for fiscal 2011 and $227.5 million for fiscal 2010.

Foreign Currency Translation: TJX’s foreign assets and liabilities are translated into U.S. dollars at fiscal year-end exchange rates with resulting translation gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income (loss). Activity of the foreign operations that affect the statements of income and cash flows is translated at average exchange rates prevailing during the fiscal year.

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

Subsequent Events: On February 2, 2012, one additional share of TJX stock was paid for each share held by holders of record as of the close of business on January 17, 2012 in accordance with a Board of Directors approved two-for-one stock split announced on January 5, 2012. As a result of the stock split TJX issued 373 million shares of its common stock and recorded a corresponding decrease of $373 million to retained earnings. The balance sheet as of January 28, 2012 has been adjusted to retroactively present the two-for-one stock split.

Note B.    Provision (Credit) for Computer Intrusion Related Costs

TJX has a reserve for its estimate of the remaining probable losses arising from an unauthorized intrusion or intrusions (the intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of its computer system, which was discovered late in fiscal 2007 and in which TJX believes customer data were stolen. TJX reduced the Provision for Computer Intrusion related costs by $11.6 million in fiscal 2011 as a result of negotiations, settlements, insurance proceeds and adjustments in our estimated losses. The reserve balance was $15.9 million at January 28, 2012 and $17.3 million at January 29, 2011. As an estimate, the reserve is subject to uncertainty, actual costs may vary from the current estimate however such variations are not expected to be material.

Note C.    Dispositions and Reserves Related to Former Operations

Consolidation of A.J. Wright: On December 8, 2010, the Board of Directors approved the consolidation of the A.J. Wright division whereby TJX would convert 90 A.J. Wright stores into T.J. Maxx, Marshalls or HomeGoods stores and close A.J. Wright’s remaining 72 stores, two distribution centers and home office. The liquidation process commenced in the fourth quarter of fiscal 2011 and was completed during the first quarter of fiscal 2012. Even though the A.J. Wright chain was profitable, consolidating the A.J. Wright chain was intended to allow TJX to focus its financial and managerial resources on fewer, larger businesses with higher returns and enhance the growth prospects for TJX overall.

The A.J. Wright consolidation was not classified as a discontinued operation due to our expectation that a significant portion of the sales of the A.J. Wright stores would migrate to other TJX stores. Thus the costs incurred in fiscal 2012 and fiscal 2011 relating to the A.J. Wright consolidation are reflected in continuing operations as part of the A.J. Wright segment which reported a segment loss of $49 million for fiscal 2012 and $130 million for fiscal 2011 including the following:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011
Fixed asset impairment charges—Non cash	$—	$82,589
Severance and termination benefits	—	25,400
Lease obligations and other closing costs	32,686	11,700
Operating losses	16,605	10,297
Total segment loss	$49,291	$129,986

The impairment charges relate to furniture and fixtures and leasehold improvements that were disposed of and deemed to have no value, as well as A.J. Wright’s two owned distribution centers. The distribution centers were closed prior to the end of fiscal 2011, were held for sale during fiscal 2012 and adjusted to fair market value. In the third quarter of fiscal 2012 the A.J. Wright Fall River, Massachusetts distribution center was sold and an immaterial loss was recorded. The impairment charges, severance and termination benefits, lease obligations and other closing costs are included in selling, general and administrative expenses on the consolidated statements of income.

Fiscal 2012 also included $20 million of costs to convert the 90 A.J. Wright stores to other banners, with $17 million incurred by the Marmaxx segment and $3 million incurred by the HomeGoods segment.

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of business operations it has closed, sold or otherwise disposed of. The reserve activity for the last three fiscal years is presented below:

	Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011	January 30, 2010
Balance at beginning of year	$54,695	$35,897	$40,564
Additions (reductions) to the reserve charged to net income:
Reduction in reserve for lease related obligations of former operations classified as discontinued operations	—	(6,000)	—
A.J. Wright closing costs	32,686	37,100	—
Interest accretion	861	1,475	1,761
Charges against the reserve:
Lease related obligations	(21,821)	(7,155)	(5,891)
Termination benefits and all other	(21,040)	(6,622)	(537)
Balance at end of year	$45,381	$54,695	$35,897

In the first quarter of fiscal 2012, TJX increased this reserve by $33 million for the estimated costs of closing the A.J. Wright stores that were not converted to other banners or closed in fiscal 2011.

In the fourth quarter of fiscal 2011 TJX reduced its reserve by $6 million to reflect a lower estimated cost for lease obligations for former operations classified as discontinued operations, which was recorded to discontinued operations on the consolidated statements of income. TJX also added to the reserve the consolidation costs of the A.J. Wright chain detailed above. The reserve balance as of January 29, 2011 includes approximately $20 million for severance and termination benefits relating to the A.J. Wright consolidation.

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

Note D.    Other Comprehensive Income

TJX’s comprehensive income information, net of related tax effects, is presented below:

	Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011
Net income	$1,496,090	$1,343,141
Other comprehensive income (loss):
Foreign currency translation adjustments	(14,253)	38,325
Recognition of prior service cost and deferred gains	4,833	5,219
Recognition of unfunded post retirement obligations	(91,400)	(1,175)
Total comprehensive income	$1,395,270	$1,385,510

Note E.    Capital Stock and Earnings Per Share

Capital Stock: On January 5, 2012, TJX announced that its Board of Directors approved a two-for-one stock split of the Company’s common stock in the form of a stock dividend. One additional share was paid for each share held by holders of record as of the close of business on January 17, 2012. The shares were distributed on February 2, 2012 and resulted in the issuance of 373 million shares of common stock. The balance sheet as of January 28, 2012 has been adjusted to retroactively present the two-for-one stock split. Also, all historical per share amounts and references to common stock activity, as well as basic and diluted share amounts utilized in the calculation of earnings per share, have been adjusted to reflect the two-for-one stock split.

TJX repurchased and retired 49.7 million shares of its common stock at a cost of $1.4 billion during fiscal 2012. TJX reflects stock repurchases in its financial statements on a “settlement” basis. We had cash expenditures under our repurchase programs of $1.3 billion in fiscal 2012, $1.2 billion in fiscal 2011 and $944.8 million in fiscal 2010. We repurchased 48.4 million shares in fiscal 2012, 54.9 million shares in fiscal 2011 and 53.7 million shares in fiscal 2010. These expenditures were funded primarily by cash generated from operations. In June 2011, TJX completed the $1 billion stock repurchase program authorized in February 2010 under which TJX repurchased 41.3 million shares of common stock. In February 2011, TJX’s Board of Directors approved another stock repurchase program that authorizes the repurchase of up to an additional $1 billion of TJX common stock from time to time.

Under the repurchase program authorized in February 2011, on a “trade date” basis, TJX repurchased 26.4 million shares of common stock at a cost of $775.4 million during fiscal 2012 and $224.6 million remained available at January 28, 2012 under this program.

All shares repurchased under the stock repurchase programs have been retired.

In the first quarter of fiscal 2013, TJX’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $2 billion of TJX common stock from time to time.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share: The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

	Fiscal Year Ended
Amounts in thousands except per share amounts	January 28, 2012	January 29, 2011	January 30, 2010
Basic earnings per share:
Income from continuing operations	$1,496,090	$1,339,530	$1,213,572
Weighted average common stock outstanding for basic earnings per share calculation	761,109	800,291	835,592
Basic earnings per share	$1.97	$1.67	$1.45
Diluted earnings per share:
Income from continuing operations	$1,496,090	$1,339,530	$1,213,572
Add back: Interest expense on zero coupon convertible subordinated notes, net of income taxes	—	—	1,073
Income from continuing operations used for diluted earnings per share calculation	$1,496,090	$1,339,530	$1,214,645
Weighted average common stock outstanding for basic earnings per share calculation	761,109	800,291	835,592
Assumed conversion / exercise of:
Convertible subordinated notes	—	—	7,802
Stock options and awards	12,663	12,535	11,845
Weighted average common stock outstanding for diluted earnings per share calculation	773,772	812,826	855,239
Diluted earnings per share	$1.93	$1.65	$1.42

In fiscal 2010, TJX issued 30.2 million shares of common stock upon conversion of 462,057 zero coupon convertible subordinated notes which had a carrying value of $365.1 million. TJX redeemed the remaining 2,886 notes that were not converted for $2.3 million.

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were no such options excluded at the end of fiscal 2012 or 2011. There were 19.1 million such options excluded at the end of fiscal 2010.

Note F.    Financial Instruments

As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. When deemed appropriate, TJX seeks to minimize risk from changes in interest and foreign currency exchange rates and fuel costs through the use of derivative financial instruments. Derivative financial instruments are not used for trading or other speculative purposes. TJX does not use leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. TJX does not hedge its net investments in foreign subsidiaries.

Interest Rate Contracts: During fiscal 2004, TJX entered into interest rate swaps with respect to $100 million of the $200 million ten-year notes outstanding at that time. Under those interest rate swaps, which settled in December 2009, TJX paid a specific variable interest rate indexed to the six-month LIBOR rate and received a fixed rate applicable to the underlying debt, effectively converting the interest on a portion of the notes from fixed to a floating rate of interest. The interest rate swaps were designated as fair value hedges on the underlying debt. The valuation of the swaps resulted in an offsetting fair value adjustment to the debt hedged. The average effective interest rate on $100 million of the 7.45% unsecured notes, inclusive of the effect of hedging activity, was approximately 4.04% in fiscal 2010.

Diesel Fuel Contracts: During fiscal 2012, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2013, based on the diesel fuel consumed by independent freight carriers transporting the Company’s inventory. The hedge agreements outstanding at January 28, 2012 relate to 49% of TJX’s estimated notional diesel requirements in the first half of fiscal 2013 and 21% of TJX’s estimated notional diesel requirements in the second half of fiscal 2013. These diesel fuel hedge agreements will settle throughout fiscal 2013. The fuel hedge agreements outstanding at January 29, 2011 hedged approximately 10% of TJX’s notional diesel fuel requirements in the first quarter of fiscal 2012, and settled during the first half of fiscal 2012.

Independent freight carriers transporting the Company’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. TJX elected not to apply hedge accounting rules to these contracts. The change in the fair value of the hedge agreements resulted in income of $0.95 million in fiscal 2012, income of $1.2 million in fiscal 2011 and income of $4.5 million in fiscal 2010, all of which are reflected in earnings as a component of cost of sales, including buying and occupancy costs.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made in currencies other than the functional currency of TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx and HomeGoods (U.S.). These contracts are typically twelve months or less in duration. The contracts outstanding at January 28, 2012 cover certain commitments and anticipated needs throughout fiscal 2013. TJX elected not to apply hedge accounting rules to these contracts. The change in the fair value of these contracts resulted in income of $3.3 million in fiscal 2012, loss of $6.8 million in fiscal 2011 and income of $0.5 million in fiscal 2010 and is included in earnings as a component of cost of sales, including buying and occupancy costs.

TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in selling, general and administrative expenses and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in selling, general and administrative expenses. The net impact on the income statement of hedging activity related to these intercompany payables was income of $0.1 million in fiscal 2012, income of $0.1 million in fiscal 2011 and income of $3.7 million in fiscal 2010.

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 28, 2012:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset US$	Current (Liability) US$	Net Fair Value in US$ at January 28, 2012
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest
	z	62,000	C$	18,237	0.2941	(Accrued Exp)	$—	$(784)	$(784)
		€25,000		£21,335	0.8534	Prepaid Exp	333	—	333
		€75,292	US$	100,781	1.3385	Prepaid Exp / (Accrued Exp)	1,156	(98)	1,058
	US$	85,389		£55,000	0.6441	Prepaid Exp	796	—	796
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 450K- 1.5M gal per month		Float on 450K- 1.5M gal per month	N/A	Prepaid Exp	1,698	—	1,698
Merchandise purchase commitments
	C$	272,210	US$	273,356	1.0042	Prepaid Exp / (Accrued Exp)	4,201	(2,175)	2,026
	C$	8,475		€6,300	0.7434	Prepaid Exp / (Accrued Exp)	53	(178)	(125)
		£40,401	US$	63,000	1.5594	(Accrued Exp)	—	(541)	(541)
		£33,793		€40,000	1.1837	Prepaid Exp / (Accrued Exp)	135	(405)	(270)
	US$	3,135		€2,366	0.7547	Prepaid Exp / (Accrued Exp)	28	(36)	(8)
Total fair value of financial instruments							$8,400	$(4,217)	$4,183

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 29, 2011:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset US$	Current (Liability) US$	Net Fair Value in US$ at January 29, 2011
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest
		€25,000		£21,265	0.8506	(Accrued Exp)	$—	$(278)	$(278)
		€50,442	US$	66,363	1.3156	(Accrued Exp)	—	(1,944)	(1,944)
	US	$ 85,894		£55,000	0.6403	Prepaid Exp / (Accrued Exp)	1,008	(77)	931
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 2.1M gal		Float on 2.1M gal	N/A	Prepaid Exp	746	—	746
Merchandise purchase commitments
	C$	403,031	US$	399,036	0.9901	Prepaid Exp / (Accrued Exp)	678	(2,938)	(2,260)
	C$	4,951		€3,700	0.7473	Prepaid Exp / (Accrued Exp)	102	(10)	92
		£42,813	US$	66,900	1.5626	(Accrued Exp)	—	(986)	(986)
		£28,465		€33,900	1.1909	Prepaid Exp	976	—	976
	US$	420		€312	0.7429	Prepaid Exp	4	—	4
Total fair value of financial instruments							$3,514	$(6,233)	$(2,719)

The impact of derivative financial instruments on the statements of income during fiscal 2012, fiscal 2011 and fiscal 2010 are as follows:

	Location of Gain (Loss) Recognized in Income by Derivative	Amount of Gain (Loss) Recognized in Income by Derivative
In thousands		January 28, 2012	January 29, 2011	January 30, 2010
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$4,313	$2,551	$(9,249)
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	—	—	1,092
Interest rate swap fixed to floating on notional of $50,000	Interest expense, net	—	—	1,422
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Cost of sales, including buying and occupancy costs	951	1,188	4,490
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	3,256	(6,786)	494
Gain (loss) recognized in income		$8,520	$(3,047)	$(1,751)

Note G.    Disclosures about Fair Value of Financial Instruments

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	January 28, 2012	January 29, 2011
Level 1
Assets:
Executive Savings Plan investments	$81,702	$73,925
Level 2
Assets:
Short-term investments	$94,691	$76,261
Foreign currency exchange contracts	6,702	2,768
Diesel fuel contracts	1,698	746
Liabilities:
Foreign currency exchange contracts	$4,217	$6,233

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. The fair value of long-term debt at January 28, 2012 was $936.8 million compared to a carrying value of $774.5 million. The fair value of long-term debt as of January 29, 2011 was $881.7 million compared to a carrying value of $774.4 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

TJX’s cash equivalents are stated at cost, which approximates fair value, due to the short maturities of these instruments.

Investments designed to meet obligations under the Executive Savings Plan are invested in securities traded in active markets and are recorded at unadjusted quoted prices.

Foreign currency exchange and diesel fuel contracts are valued using broker quotations which include observable market information. TJX does not make adjustments to quotes or prices obtained from brokers or pricing services but does assess the credit risk of counterparties and will adjust final valuations when appropriate. Where independent pricing services provide fair values, TJX obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within level 2.

Note H.    Segment Information

TJX operates four business segments. In the United States, its two segments are Marmaxx (T.J. Maxx and Marshalls) and HomeGoods. TJX Canada operates its stores in Canada (Winners, HomeSense and Marshalls), and TJX Europe operates its stores in Europe (T.K. Maxx and HomeSense). A.J. Wright ceased to be a segment following its consolidation.

For fiscal 2012, TJX Canada and TJX Europe accounted for 24% of TJX’s net sales, 16% of segment profit and 22% of consolidated assets. All of our stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. HomeGoods and HomeSense offer exclusively home fashions. By merchandise category, we derived approximately 60% of our sales from clothing (including footwear), 27% from home fashions and 13% from jewelry and accessories in fiscal 2012.

TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income before general corporate expense, provision (credit) for Computer Intrusion related costs, and interest expense, net. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

	Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011	January 30, 2010
Net sales:
In the United States
Marmaxx	$15,367,519	$14,092,159	$13,270,863
HomeGoods	2,243,986	1,958,007	1,794,409
A.J. Wright(1)	9,229	888,364	779,811
TJX Canada	2,680,071	2,510,201	2,167,912
TJX Europe	2,890,650	2,493,462	2,275,449
	$23,191,455	$21,942,193	$20,288,444
Segment profit (loss):
In the United States
Marmaxx	$2,073,430	$1,875,951	$1,588,452
HomeGoods	234,445	186,535	137,525
A.J. Wright(1)	(49,291)	(129,986)	12,565
TJX Canada	348,028	351,989	254,974
TJX Europe	68,739	75,849	163,969
	2,675,351	2,360,338	2,157,485
General corporate expense	228,289	168,659	166,414
Provision (credit) for Computer Intrusion related costs	—	(11,550)	—
Interest expense, net	35,648	39,137	39,509
Income from continuing operations before provision for income taxes	$2,411,414	$2,164,092	$1,951,562
Identifiable assets:
In the United States
Marmaxx	$4,115,124	$3,625,780	$3,340,745
HomeGoods	488,405	427,162	415,230
A.J. Wright(1)	—	71,194	269,190
TJX Canada	746,593	726,781	762,338
TJX Europe	1,070,655	1,088,399	861,122
Corporate(2)	1,860,828	2,032,447	1,815,352
	$8,281,605	$7,971,763	$7,463,977
Capital expenditures:
In the United States
Marmaxx	$458,720	$360,296	$214,308
HomeGoods	77,863	46,608	25,769
A.J. Wright(1)	—	29,135	34,285
TJX Canada	92,846	66,391	38,960
TJX Europe	173,901	204,704	115,960
	$803,330	$707,134	$429,282
Depreciation and amortization:
In the United States
Marmaxx	$289,921	$272,037	$262,901
HomeGoods	37,881	35,129	32,876
A.J. Wright(1)	—	18,981	19,542
TJX Canada	59,112	54,815	49,105
TJX Europe	96,370	74,868	67,783
Corporate(3)	2,417	2,222	3,011
	$485,701	$458,052	$435,218
(1)	On December 8, 2010, the Board of Directors of TJX approved the consolidation of the A.J. Wright segment. All stores operating under the A.J. Wright banner closed by February 13, 2011 and the conversion process of certain stores to other banners was completed during the first quarter of fiscal 2012 (see Note C).

(2)	Corporate identifiable assets consist primarily of cash, receivables, prepaid insurance, a note receivable, the trust maintained in connection with the Executive Savings Plan and deferred taxes.

(3)	Includes debt discount accretion and debt expense amortization.

Note I.    Stock Incentive Plan

TJX has a stock incentive plan under which options and other share-based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all stock compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 321.8 million shares with 29.6 million shares available for future grants as of January 28, 2012. TJX issues shares under the plan from authorized but unissued common stock. All share amounts and per share data presented have been adjusted to reflect the two-for-one stock split distributed on February 2, 2012.

As of January 28, 2012, there was $97.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of two years.

Options for the purchase of common stock are granted at 100% of market price on the grant date and generally vest in thirds over a three-year period starting one year after the grant, and have a ten-year maximum term.

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2012	2011	2010
Risk-free interest rate	0.92%	1.57%	2.49%
Dividend yield	1.4%	1.5%	1.3%
Expected volatility factor	31.1%	32.3%	37.3%
Expected option life in years	5.0	5.0	5.0
Weighted average fair value of options issued	$6.55	$5.42	$6.14

Expected volatility is based on a combination of implied volatility from traded options on our stock, and historical volatility during a term approximating the expected term of the option granted. We use historical data to estimate option exercises, employee termination behavior and dividend yield within the valuation model. Employee groups and option characteristics are considered separately for valuation purposes when applicable. These distinctions did not apply during the fiscal years presented. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical exercise trends. The risk-free interest rate is for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Options: A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below (shares in thousands):

			Fiscal Year Ended
	January 28, 2012		January 29, 2011		January 30, 2010
	Options	WAEP	Options	WAEP	Options	WAEP
Outstanding at beginning of year	50,095	$15.70	55,950	$13.96	63,545	$12.41
Granted	7,922	26.56	9,893	20.56	9,754	18.87
Exercised	(15,433)	13.98	(14,735)	12.22	(16,025)	10.65
Forfeitures	(1,640)	20.29	(1,013)	17.60	(1,324)	15.89
Outstanding at end of year	40,944	$18.27	50,095	$15.70	55,950	$13.96
Options exercisable at end of year	24,540	$15.04	31,226	$13.40	36,743	$12.00

The total intrinsic value of options exercised was $210.9 million in fiscal 2012, $143.3 million in fiscal 2011 and $109.2 million in fiscal 2010.

The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable at January 28, 2012:

Shares in thousands	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest	15,281	$163,512	8.9 years	$22.98
Options exercisable	24,540	$631,234	5.3 years	$15.04
Total outstanding options vested and expected to vest	39,821	$794,746	6.7 years	$18.09

Options outstanding expected to vest represents total unvested options of 16.4 million adjusted for anticipated forfeitures.

Performance-Based Restricted Stock and Performance-Based Deferred Stock Awards: TJX issues performance-based restricted stock and performance-based deferred stock awards under the Stock Incentive Plan which are granted without a purchase price to the recipient of the award and are subject to achievement of specified performance criteria for a period of one to three fiscal years. The grant date fair value of the award is charged to income ratably over the requisite service period during which the recipient must remain employed. The fair value of the awards is determined at date of grant and assumes that performance goals will be achieved. If such goals are not met, awards and related compensation costs recognized are reduced pro rata on a straight-line basis to zero if threshold targets are not met.

A summary of the status of our nonvested performance-based restricted stock and performance-based deferred stock awards and changes during fiscal 2012 is presented below:

Shares in thousands	Restricted and Deferred Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,942	$19.59
Granted	299	24.81
Vested	(615)	16.32
Forfeited	(144)	20.50
Nonvested at end of year	1,482	$21.91

There were 298,500 shares of performance-based restricted stock and performance-based deferred stock awards, with a weighted average grant date fair value of $24.81, granted in fiscal 2012; 1,242,000 shares, with a weighted average grant date fair value of $23.08, granted in fiscal 2011; and 940,500 shares with a weighted average grant date fair value of $12.96, granted in fiscal 2010. The fair value of performance-based restricted stock and performance-based deferred stock awards that vested was $10.0 million in fiscal 2012, $7.0 million in fiscal 2011 and $6.7 million in fiscal 2010.

Other Awards: TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. The outside directors are awarded two annual deferred share awards, each representing shares of TJX common stock valued at $62,500. One award vests immediately and is payable, with accumulated dividends, in stock at the earlier of separation from service as a director or a change of control. The second award vests based on service as a director until the annual meeting that follows the award and is payable, with accumulated dividends, in stock following the vesting date, unless an irrevocable advance election is made whereby it is payable at the same time as the first award. As of the end of fiscal 2012, a total of 232,434 of these deferred shares were outstanding under the plan.

Note J.    Pension Plans and Other Retirement Benefits

Pension: TJX has a funded defined benefit retirement plan which covers a majority of its full-time U.S. employees hired prior to February 1, 2006. As a result of an amendment to the plan, employees hired on or after February 1, 2006 do not participate in this plan but are eligible to receive enhanced employer contributions to their 401(k) plans. This plan amendment has not had a material impact on pension expense in the periods presented, but is expected to reduce net periodic pension costs gradually due to a reduction in the number of participants. Eligible employees who had attained twenty-one years of age and completed one year of service, remain covered under the plan. No employee contributions are required, and benefits are based principally on compensation earned in each year of service. Our funded defined benefit retirement plan assets are invested in domestic and international equity and fixed income securities, both directly and through investment funds. The plan does not invest in the securities of TJX. TJX also has an unfunded supplemental retirement plan which covers certain key employees and provides additional retirement benefits based on average compensation for certain of those employees or, alternatively based on benefits that would be provided under the funded retirement plan absent Internal Revenue Code limitations.

Presented below is financial information relating to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the fiscal years indicated:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$666,356	$580,203	$49,526	$51,727
Service cost	33,858	32,142	1,188	1,202
Interest cost	38,567	34,429	2,410	2,682
Actuarial losses (gains)	128,154	34,246	3,582	(2,727)
Settlements	—	—	—	—
Benefits paid	(14,151)	(12,662)	(3,355)	(3,358)
Expenses paid	(2,097)	(2,002)	—	—
Projected benefit obligation at end of year	$850,687	$666,356	$53,351	$49,526
Accumulated benefit obligation at end of year	$785,402	$614,584	$46,775	$43,229

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Change in plan assets:
Fair value of plan assets at beginning of year	$663,591	$508,420	$—	$—
Actual return on plan assets	28,454	69,835	—	—
Employer contribution	75,000	100,000	3,355	3,358
Benefits paid	(14,151)	(12,662)	(3,355)	(3,358)
Settlements	—	—	—	—
Expenses paid	(2,097)	(2,002)	—	—
Fair value of plan assets at end of year	$750,797	$663,591	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$850,687	$666,356	$53,351	$49,526
Fair value of plan assets at end of year	750,797	663,591	—	—
Funded status—excess obligation	$99,890	$2,765	$53,351	$49,526
Net liability recognized on consolidated balance sheets	$99,890	$2,765	$53,351	$49,526
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$—	$—	$8	$12
Accumulated actuarial losses	286,939	149,034	12,400	9,483
Amounts included in accumulated other comprehensive income (loss)	$286,939	$149,034	$12,408	$9,495

The consolidated balance sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $153.2 million at January 28, 2012 is reflected on the balance sheet as of that date as a current liability of $2.4 million and a long-term liability of $150.8 million.

The combined net accrued liability of $52.3 million at January 29, 2011 is reflected on the balance sheet as of that date as a current liability of $2.8 million and a long-term liability of $49.5 million.

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2013 for both the funded and unfunded plan is immaterial. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2013 is $24.9 million for the funded plan and $2.0 million for the unfunded plan.

Weighted average assumptions for measurement purposes for determining the obligation at the year end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Discount rate	4.80%	5.75%	4.40%	5.25%
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

At January 28, 2012 TJX changed its method for determining its discount rate by using the RATE: Link model which TJX believes provides a more reasonable discount rate. For fiscal 2011 and prior we used the Citigroup Pension Liability Index.

TJX made aggregate cash contributions of $78.4 million in fiscal 2012, $103.4 million in fiscal 2011 and $147.9 million in fiscal 2010 to the defined benefit retirement plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the qualified defined benefit plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target) or such other amount sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. As a result of funding in fiscal 2012, we do not anticipate any required funding in fiscal 2013 for the defined benefit retirement plan. We anticipate making contributions of $3.4 million to fund current benefit and expense payments under the unfunded plan in fiscal 2013.

The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to our pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
Dollars in thousands	January 28, 2012	January 29, 2011	January 30, 2010	January 28, 2012	January 29, 2011	January 30, 2010
Net periodic pension cost:
Service cost	$33,858	$32,142	$30,049	$1,188	$1,202	$876
Interest cost	38,567	34,429	31,320	2,410	2,682	2,923
Expected return on plan assets	(49,059)	(40,043)	(28,222)	—	—	—
Settlement costs	—	—	—	—	—	2,447
Amortization of prior service cost	—	—	15	4	81	125
Amortization of net actuarial loss	10,854	11,172	13,656	666	941	1,045
Net periodic pension cost	$34,220	$37,700	$46,818	$4,268	$4,906	$7,416
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$148,759	$4,454	$(6,866)	$3,582	$(2,727)	$7,686
Settlement costs	—	—	—	—	—	(2,447)
Amortization of net (loss)	(10,854)	(11,172)	(13,656)	(666)	(941)	(1,045)
Amortization of prior service cost	—	—	(15)	(4)	(81)	(125)
Total recognized in other comprehensive income	$137,905	$(6,718)	$(20,537)	$2,912	$(3,749)	$4,069
Total recognized in net periodic benefit cost and other comprehensive income	$172,125	$30,982	$26,281	$7,180	$1,157	$11,485
Weighted average assumptions for expense purposes:
Discount rate	5.75%	6.00%	6.50%	5.25%	5.75%	6.50%
Expected rate of return on plan assets	7.50%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

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

The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In thousands	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year
2013	$ 20,849	$ 3,421
2014	23,260	3,141
2015	25,854	3,089
2016	28,730	2,110
2017	32,027	4,206
2018 through 2022	214,986	20,137

The following table presents the fair value hierarchy for pension and postretirement assets measured at fair value on a recurring basis as of January 28, 2012:

	Funded Plan
In thousands	Level 1	Level 2	Level 3	Total
Asset category:
Short-term investments	$82,220	$—	$—	$82,220
Equity Securities:
Domestic equity	98,386	—	—	98,386
International equity	44,679	—	—	44,679
Fixed Income Securities:
Corporate and government bond funds	—	31,349	—	31,349
Common/Collective Trusts	—	467,346	14,775	482,121
Limited Partnerships	—	—	12,042	12,042
Fair value of plan assets	$225,285	$498,695	$26,817	$750,797

The following table presents the fair value hierarchy for pension and postretirement assets measured at fair value on a recurring basis as of January 29, 2011:

	Funded Plan
In thousands	Level 1	Level 2	Level 3	Total
Asset category:
Short-term investments	$108,414	$—	$—	$108,414
Equity Securities:
Domestic equity	83,793	—	—	83,793
International equity	37,016	—	—	37,016
Fixed Income Securities:
Corporate and government bond funds	—	25,968	—	25,968
Common/Collective Trusts	—	381,691	16,100	397,791
Limited Partnerships	—	—	10,609	10,609
Fair value of plan assets	$229,223	$407,659	$26,709	$663,591

The following table presents a reconciliation of level 3 plan assets measured at fair value for the year ended January 28, 2012:

In thousands	Common/Collective Trusts	Limited Partnerships
Balance as of January 30, 2010	$19,817	$7,779
Earned income, net of management expenses	(269)	(416)
Unrealized gain on investment	2,233	2,896
Purchases, sales, issuances and settlements, net	(5,681)	350
Balance as of January 29, 2011	16,100	10,609
Earned income, net of management expenses	517	230
Unrealized gain on investment	1,427	2,291
Purchases, sales, issuances and settlements, net	(3,269)	(1,088)
Balance as of January 28, 2012	$14,775	$12,042

Pension plan assets are reported at fair value. Investments in equity securities traded on a national securities exchange are valued at the composite close price, as reported in the Wall Street Journal, as of the financial statement date. This information is provided by the independent pricing services IDC, Bloomberg and Reuters.

Certain corporate and government bonds are valued at the closing price reported in the active market in which the bond is traded. Other bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks. All bonds are priced by IDC, JP Morgan and Reuters.

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

The following is a summary of our target allocation for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation for Fiscal Year Ended
	Target Allocation	January 28, 2012	January 29, 2011
Equity securities	50%	44%	43%
Fixed income	50%	46%	41%
All other—primarily cash	—	10%	16%

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

TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees and a similar type plan for eligible employees in Puerto Rico. Assets under the plans totaled $787.1 million as of December 31, 2011 and $776.0 million as of December 31, 2010 and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay, subject to limitation. TJX matches employee contributions, up to 5% of eligible pay, at rates generally ranging from 25% to 50%, based upon TJX’s performance. Employees hired after February 1, 2006 are eligible for participation in the savings plans with an enhanced matching formula beginning five years after hire date. TJX contributed $11.8 million in fiscal 2012, $13.9 million in fiscal 2011 and $13.3 million in fiscal 2010 to the employee savings plans. Employees cannot invest their contributions in the TJX stock fund option in the plans, and may elect to invest up to only 50% of TJX’s contribution in the TJX stock fund. The TJX stock fund has no other trading restrictions. The TJX stock fund represents 6.6% of plan investments at December 31, 2011, 4.7% at December 31, 2010 and 4.5% at December 31, 2009.

TJX also has a nonqualified savings plan for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $2.6 million in fiscal 2012, $2.4 million in fiscal 2011 and $1.9 million in fiscal 2010. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

In addition to the plans described above, TJX also maintains retirement/deferred savings plans for eligible associates at its foreign subsidiaries. We contributed $5.8 million for these plans in fiscal 2012, $5.2 million in fiscal 2011 and $4.6 million in fiscal 2010.

Multiemployer Pension plans: TJX contributes to the National Retirement Fund (EIN #13-6130178) a multiemployer defined benefit pension plan under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $10.8 million in fiscal 2012, $9.9 million in fiscal 2011 and $9.2 million in fiscal 2010 to the fund. TJX was listed in the plans’ forms 5500 as providing more than 5% of the total contributions for the plan year ending December 31, 2010. The Pension Protection Act Zone Status of the plan is Critical and a rehabilitation plan has been implemented.

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

TJX paid $217,000 of benefits in fiscal 2012 and will pay similar amounts over the next several years. The postretirement medical liability as of January 28, 2012 is estimated at $1.4 million, of which $1.2 million is included in non-current liabilities on the balance sheet.

The amendment to plan benefits in fiscal 2006 resulted in a negative plan amendment of $46.8 million which is being amortized into income over the average remaining life of the active plan participants. The unamortized balance of $19.9 million as of January 28, 2012 is included in accumulated other comprehensive income (loss) of which $3.8 million will be amortized into income in fiscal 2013. During fiscal 2012, there was a pre-tax net benefit of $3.4 million reflected in the consolidated statements of income as it relates to this post retirement medical plan.

Note K.    Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of January 28, 2012 and January 29, 2011. All amounts are net of unamortized debt discounts. Capital lease obligations are separately presented in Note M.

In thousands	January 28, 2012	January 29, 2011
General corporate debt:
4.20% senior unsecured notes, maturing August 15, 2015 (effective interest rate of 4.20% after reduction of unamortized debt discount of $19 and $24 in fiscal 2012 and 2011, respectively)	$399,981	$399,976
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $505 and $576 in fiscal 2012 and 2011, respectively)	374,495	374,424
Long-term debt, exclusive of current installments	$774,476	$774,400

The aggregate maturities of long-term debt, exclusive of current installments at January 28, 2012 are as follows:

In thousands	Long-Term Debt
Fiscal Year
2014	$—
2015	—
2016	400,000
2017	—
Later years	375,000
Less amount representing unamortized debt discount	(524)
Aggregate maturities of long-term debt, exclusive of current installments	$774,476

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

In February 2001, TJX issued $517.5 million zero coupon convertible subordinated notes due in February 2021 and raised gross proceeds of $347.6 million. The issue price of the notes represented a yield to maturity of 2% per year. During fiscal 2010, TJX called for the redemption of these notes at the original issue price plus accrued original issue discount, and 462,057 notes with a carrying value of $365.1 million were converted into 30.2 million shares of TJX common stock at a rate of 32.667 shares (65.334 on a two-for-one split basis) per note. TJX paid $2.3 million to redeem the remaining 2,886 notes outstanding that were not converted. Prior to fiscal 2010, a total of 52,557 notes were either converted into common shares of TJX or put back to TJX.

TJX traditionally has funded seasonal merchandise requirements through cash generated from operations, short-term bank borrowings and the issuance of short-term commercial paper. TJX had two $500 million revolving credit facilities at January 28, 2012 one which matures in May 2016 and one which matures in May 2013. TJX also had two $500 million revolving credit facilities at January 29, 2011. One of the $500 million facilities at January 29, 2011 matured in May 2011 and was replaced at that time with a new $500 million, five-year revolving credit facility with similar terms and provisions but updated for market pricing. The agreement maturing in 2013 requires the payment of 17.5 basis points annually on the unused committed amount. The five-year agreement requires the payment of 12.5 basis points annually on the unused committed amount. There were no U.S. short-term borrowings outstanding during fiscal 2012 or fiscal 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings and serve as backup to the commercial paper program. There were no outstanding amounts under these credit facilities as of January 28, 2012 or January 29, 2011.

As of January 28, 2012 and January 29, 2011, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of January 28, 2012 and January 29, 2011, there were no amounts outstanding on the Canadian credit line for operating expenses and there were no short-term borrowings during fiscal 2012 or fiscal 2011. As of January 28, 2012, TJX Europe had a credit line of £20 million. There were no borrowings under this credit line in fiscal 2012 and the maximum amount outstanding under this U.K. line was £1.0 million in fiscal 2011. There were no outstanding borrowings on this U.K. credit line as of January 28, 2012 or January 29, 2011.

Note L.    Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011	January 30, 2010
Current:
Federal	$554,847	$510,629	$465,799
State	126,237	113,573	104,621
Foreign	99,463	105,489	114,195
Deferred:
Federal	131,527	91,568	54,544
State	6,202	1,731	1,773
Foreign	(2,952)	1,572	(2,942)
Provision for income taxes	$915,324	$824,562	$737,990

Income from continuing operations before income taxes includes foreign pre-tax income of $319.4 million in fiscal 2012, $354.2 million in fiscal 2011, and $342.3 million in fiscal 2010.

TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011
Deferred tax assets:
Foreign tax credit carryforward	$24,861	$43,088
Reserve for former operations	4,555	17,641
Pension, stock compensation, postretirement and employee benefits	265,397	214,578
Leases	39,778	39,567
Foreign currency and hedging	3,407	3,973
Computer Intrusion reserve	5,699	6,285
Other	65,371	61,421
Total deferred tax assets	$409,068	$386,553
Deferred tax liabilities:
Property, plant and equipment	$360,629	$274,725
Capitalized inventory	46,864	45,871
Tradename	42,873	42,873
Undistributed foreign earnings	201,012	183,906
Other	14,322	15,011
Total deferred tax liabilities	$665,700	$562,386
Net deferred tax (liability)	$(256,632)	$(175,833)

The fiscal 2012 net deferred tax liability is presented on the balance sheet as a current asset of $105.9 million and a non-current liability of $362.5 million. The fiscal 2011 net deferred tax liability is presented on the balance sheet as a current asset of $66.1 million and a non-current liability of $241.9 million. TJX has provided for deferred U.S. taxes on all undistributed earnings from its Winners Canadian subsidiary, its Marshalls Puerto Rico subsidiary and its subsidiaries in Italy, India, Hong Kong, and Australia through January 28, 2012. The net deferred tax liability summarized above includes deferred taxes relating to temporary differences at our foreign operations and amounted to a $17.0 million net liability as of January 28, 2012, and $20.1 million net liability as of January 29, 2011.

No income taxes have been provided on the approximately $346 million of undistributed earnings of foreign subsidiaries as of January 28, 2012, because such earnings are considered to be indefinitely reinvested in the business. A determination of the amount of unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with the hypothetical calculations.

TJX established valuation allowances against certain deferred tax assets, primarily related to state tax net operating losses from non operational subsidiaries, which may not be realized in future years. The amount of the valuation allowances was $5.9 million as of January 28, 2012 and $4.9 million as of January 29, 2011.

TJX’s worldwide effective income tax rate was 38.0% for fiscal 2012, 38.1% for fiscal 2011 and 37.8% for fiscal 2010. The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	4.1	4.1	4.3
Impact of foreign operations	(0.6)	(0.5)	(0.6)
All Other	(0.5)	(0.5)	(0.9)
Worldwide effective income tax rate	38.0%	38.1%	37.8%

The decrease in TJX’s effective rate for fiscal 2012 as compared to fiscal 2011 is primarily attributed to the resolution of U.S. Federal tax audit partially offset by an increase in the U.S. federal and state tax reserves. The increase in our effective income tax rate for fiscal 2011 as compared to fiscal 2010 is primarily attributed to the effects of repatriation of cash from Europe and the increase in state tax reserves, partially offset by the finalization of an advance pricing agreement between Canada and the United States and a favorable Canadian court ruling regarding withholding taxes.

TJX had net unrecognized tax benefits of $116.6 million as of January 28, 2012, $122.9 million as of January 29, 2011 and $121.0 million as of January 30, 2010.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011	January 30, 2010
Balance at beginning of year	$123,094	$191,741	$202,543
Additions for uncertain tax positions taken in current year	1,131	3,968	59,301
Additions for uncertain tax positions taken in prior years	63,463	23,730	1,444
Reductions for uncertain tax positions taken in prior years	(40,558)	(92,483)	(53,612)
Reductions resulting from lapse of statute of limitations	—	(1,123)	(3,267)
Settlements with tax authorities	(2,625)	(2,739)	(14,668)
Balance at end of year	$144,505	$123,094	$191,741

Included in the gross amount of unrecognized tax benefits are items that will not impact future effective tax rates upon recognition. These items amount to $20.0 million as of January 28, 2012, $11.0 million as of January 29, 2011 and $57.6 million as of January 30, 2010.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $5.8 million for the year ended January 28, 2012; $1.9 million for the year ended January 29, 2011 and $7.6 million for the year ended January 30, 2010. The accrued amounts for interest and penalties are $33.0 million as of January 28, 2012, $34.6 million as of January 29, 2011 and $50.6 million as of January 30, 2010.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of January 28, 2012. During the next twelve months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $1.0 million to $50 million.

Note M.    Commitments

TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of our leases are store operating leases with a ten-year initial term and options to extend for one or more five-year periods. TJX Europe generally enters leases for ten to fifteen years with five or ten-year kick-out options. Many of our leases contain escalation clauses and some contain early termination penalties. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These expenses in the aggregate were approximately one-third of the total minimum rent in fiscal 2012, fiscal 2011 and fiscal 2010 and are not included in the table below.

The following is a schedule of future minimum lease payments for continuing operations as of January 28, 2012:

In thousands	Capital Lease	Operating Leases
Fiscal Year
2013	$3,912	$1,124,042
2014	3,912	1,057,770
2015	3,912	941,404
2016	3,586	819,481
2017	—	680,626
Later years	—	2,361,779
Total future minimum lease payments	15,322	$6,985,102
Less amount representing interest	2,205
Net present value of minimum capital lease payments	$13,117

The capital lease relates to a 283,000-square-foot portion of TJX’s home office facility. Rental payments commenced June 1, 2001, and we recognized a capital lease asset and related obligation equal to the present value of the lease payments of $32.6 million.

Rental expense under operating leases for continuing operations amounted to $1,086.0 million for fiscal 2012, $1,031.4 million for fiscal 2011 and $962.0 million for fiscal 2010. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $12.9 million in fiscal 2012, $12.0 million in fiscal 2011 and $13.0 million in fiscal 2010. Sublease income was $1.3 million in fiscal 2012, $1.2 million in fiscal 2011 and $1.3 million in fiscal 2010. The total net present value of TJX’s minimum operating lease obligations approximated $5,951.8 million as of January 28, 2012.

TJX had outstanding letters of credit totaling $36.5 million as of January 28, 2012 and $39.1 million as of January 29, 2011. Letters of credit are issued by TJX primarily for the purchase of inventory.

Note N.    Accrued Expenses and Other Liabilities, Current and Long Term

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011
Employee compensation and benefits, current	$403,200	$375,013
Computer Intrusion reserve	15,863	17,340
Reserve for former operations — short term	13,338	30,598
Rent, utilities and occupancy, including real estate taxes	157,303	164,459
Merchandise credits and gift certificates	189,554	167,675
Insurance	29,558	39,518
Sales tax collections and V.A.T. taxes	119,293	93,234
All other current liabilities	436,596	460,114
Accrued expenses and other current liabilities	$1,364,705	$1,347,951

All other current liabilities include accruals for advertising, property additions, dividends, freight, interest, reserve for sales returns, purchased services, and other items, each of which are individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011
Employee compensation and benefits, long term	$302,217	$209,042
Reserve for former operations — long term	32,043	24,097
Accrued rent	163,630	165,284
Landlord allowances	82,465	76,236
Tax reserve, long term	249,566	179,758
Long-term liabilities — other	31,847	54,904
Other long-term liabilities	$861,768	$709,321

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

TJX also has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations that we would expect to sublet, if the subtenants did not fulfill their obligations, are approximately $105 million as of January 28, 2012. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors.

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

Contingencies: TJX is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. Among these, TJX is a defendant in several lawsuits filed in federal and state courts in California, Nevada, New York and Texas purportedly brought as class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour statutes, including alleged misclassification of positions as exempt from overtime and alleged entitlement to additional wages for alleged off-the-clock work by hourly employees. The lawsuits seek unspecified monetary damages, injunctive relief and attorneys’ fees. TJX is vigorously defending these claims. At this time, TJX is not able to predict the outcome of these lawsuits or the amount of any loss that may arise from them.

Note P.    Supplemental Cash Flows Information

The cash flows required to satisfy obligations of former operations as discussed in Note C, are classified as a reduction in cash provided by operating activities. There are no remaining operating activities relating to these operations.

TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011	January 30, 2010
Cash paid for:
Interest on debt	$46,691	$48,501	$30,638
Income taxes	781,170	787,273	494,169
Changes in accrued expenses due to:
Dividends payable	$13,018	$9,675	$3,829
Property additions	(23,746)	14,568	37,060
Non-cash investing and financing activity:
Conversion of zero coupon convertible notes	$—	$—	$365,088

There were no non-cash financing or investing activities during fiscal 2012 and fiscal 2011.

Note Q.    Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly consolidated financial data for fiscal 2012 and fiscal 2011 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

In thousands except per share amounts	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 28, 2012
Net sales	$5,220,295	$5,468,274	$5,793,128	$6,709,758
Gross earnings(2)	1,393,037	1,492,239	1,626,541	1,825,389
Income from continuing operations	265,951	348,338	406,487	475,314
Net income	265,951	348,338	406,487	475,314
Income from continuing operations—As Adjusted(3)
Basic earnings per share	0.34	0.46	0.54	0.63
Diluted earnings per share	0.34	0.45	0.53	0.62
Net income—As Adjusted(3)
Basic earnings per share	0.34	0.46	0.54	0.63
Diluted earnings per share	0.34	0.45	0.53	0.62
Income from continuing operations—As Reported
Basic earnings per share	0.69	0.91	1.08	0.63
Diluted earnings per share	0.67	0.90	1.06	0.62
Net income—As Reported
Basic earnings per share	0.69	0.91	1.08	0.63
Diluted earnings per share	0.67	0.90	1.06	0.62
Fiscal Year Ended January 29, 2011
Net sales	$5,016,540	$5,068,080	$5,525,847	$6,331,726
Gross earnings(2)	1,367,866	1,348,870	1,519,443	1,665,553
Income from continuing operations(4)	331,434	304,984	372,309	330,803
Net income(5)	331,434	304,984	372,309	334,414
Income from continuing operations—As Adjusted(3)
Basic earnings per share	0.41	0.38	0.47	0.42
Diluted earnings per share	0.40	0.37	0.46	0.42
Net income—As Adjusted(3)
Basic earnings per share	0.41	0.38	0.47	0.43
Diluted earnings per share	0.40	0.37	0.46	0.42
Income from continuing operations—As Reported
Basic earnings per share	0.81	0.76	0.94	0.84
Diluted earnings per share	0.80	0.74	0.92	0.83
Net income—As Reported
Basic earnings per share	0.81	0.76	0.94	0.85
Diluted earnings per share	0.80	0.74	0.92	0.84

(1)	First quarter of fiscal 2012 includes operating results of A.J. Wright. See Note C.
(2)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.

(3)	Adjusted for two-for-one stock split announced by TJX on January 5, 2012. See Note A.

(4)	The fourth quarter of fiscal 2011 income from continuing operations includes a pre-tax $141 million negative impact from the A.J. Wright segment, or $0.11 per share (see Note C). The second quarter of fiscal 2011 income from continuing operations includes a pre-tax $12 million benefit from a reduction in TJX’s provision for Computer Intrusion related costs, or $0.01 per share (see Note B).

(5)	The fourth quarter of fiscal 2011 net income includes a $4 million, net of income taxes of $2 million (immaterial per share impact), benefit from a reduction in TJX’s reserve related to former businesses.