Form 10-Q
period 2012-04-28
TJX COMPANIES INC /DE/
filed 2012-05-25
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 28, 2012

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to              Commission file number 1-4908

The TJX Companies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	04-2207613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Cochituate Road Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of registrant’s common stock outstanding as of April 28, 2012: 740,952,103

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE TJX COMPANIES, INC.

STATEMENTS OF INCOME

(UNAUDITED)

AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011

Net sales	$5,798,086	$5,220,295

Cost of sales, including buying and occupancy costs	4,165,728	3,827,258
Selling, general and administrative expenses	942,126	954,474
Interest expense, net	8,827	8,917

Income before provision for income taxes	681,405	429,646
Provision for income taxes	262,205	163,695

Net income	$419,200	$265,951

Basic earnings per share:
Net income	$0.56	$0.34
Weighted average common shares – basic	742,233	775,956

Diluted earnings per share:
Net income	$0.55	$0.34
Weighted average common shares – diluted	756,016	788,009

Cash dividends declared per share	$0.115	$0.095

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.

STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

AMOUNTS IN THOUSANDS

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011

Net income	$419,200	$265,951

Other comprehensive income, net of related tax effects:
Foreign currency translation adjustments	35,255	59,963
Recognition of prior service cost and deferred gains/losses	4,025	992

Total comprehensive income	$458,480	$326,906

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.

BALANCE SHEETS

IN THOUSANDS, EXCEPT SHARE DATA

	April 28, 2012	January 28, 2012	April 30, 2011
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,563,691	$1,507,112	$1,377,146
Short-term investments	174,872	94,691	85,349
Accounts receivable, net	232,884	204,304	231,119
Merchandise inventories	2,909,805	2,950,523	3,014,809
Prepaid expenses and other current assets	242,069	270,133	227,066
Current deferred income taxes, net	108,495	105,869	72,932

Total current assets	5,231,816	5,132,632	5,008,421

Property at cost:
Land and buildings	412,540	349,778	337,049
Leasehold costs and improvements	2,385,736	2,311,813	2,214,031
Furniture, fixtures and equipment	3,528,969	3,426,966	3,398,233

Total property at cost	6,327,245	6,088,557	5,949,313
Less accumulated depreciation and amortization	3,507,706	3,382,180	3,384,840

Net property at cost	2,819,539	2,706,377	2,564,473

Property under capital lease, net of accumulated amortization of $24,383; $23,824 and $22,149, respectively	8,189	8,748	10,423
Other assets	263,552	253,913	221,085
Goodwill and tradename, net of amortization	179,983	179,935	180,068

TOTAL ASSETS	$8,503,079	$8,281,605	$7,984,470

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$3,030	$2,970	$2,798
Accounts payable	1,757,871	1,645,324	1,786,417
Accrued expenses and other current liabilities	1,215,651	1,364,705	1,216,546
Federal, foreign and state income taxes payable	175,164	50,424	96,094

Total current liabilities	3,151,716	3,063,423	3,101,855

Other long-term liabilities	852,760	861,768	716,329
Non-current deferred income taxes, net	382,928	362,501	256,076
Obligation under capital lease, less portion due within one year	9,367	10,147	12,397
Long-term debt, exclusive of current installments	774,495	774,476	774,419

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 740,952,103; 746,702,028 and 386,107,203, respectively	740,952	746,702	386,107
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(153,295)	(192,575)	(30,800)
Retained earnings	2,744,156	2,655,163	2,768,087

Total shareholders’ equity	3,331,813	3,209,290	3,123,394

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,503,079	$8,281,605	$7,984,470

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011

Cash flows from operating activities:
Net income	$419,200	$265,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,638	116,228
Loss on property disposals	835	985
Deferred income tax provision (benefit)	10,908	(8,452)
Share-based compensation	14,271	15,448
Excess tax benefits from share-based compensation expense	(8,600)	(17,460)
Changes in assets and liabilities:
(Increase) in accounts receivable	(27,536)	(28,522)
(Increase) decrease in merchandise inventories	57,521	(209,293)
Decrease in prepaid expenses and other current assets	33,600	32,141
Increase in accounts payable	100,850	80,623
(Decrease) in accrued expenses and other liabilities	(15,254)	(134,987)
Other	(1,875)	30,432

Net cash provided by operating activities	704,558	143,094

Cash flows from investing activities:
Property additions	(254,261)	(226,053)
Purchase of short-term investments	(92,919)	(27,498)
Sales and maturities of short-term investments	15,362	22,923
Proceeds from repayments on note receivable	263	244

Net cash (used in) investing activities	(331,555)	(230,384)

Cash flows from financing activities:
Cash payments for debt issuance expenses	—	(72)
Payments on capital lease obligation	(721)	(650)
Cash payments for repurchase of common stock	(297,259)	(338,324)
Proceeds from issuance of common stock	28,315	79,987
Excess tax benefits from share-based compensation expense	8,600	17,460
Cash dividends paid	(70,760)	(58,614)

Net cash (used in) financing activities	(331,825)	(300,213)

Effect of exchange rate changes on cash	15,401	22,898

Net increase (decrease) in cash and cash equivalents	56,579	(364,605)
Cash and cash equivalents at beginning of year	1,507,112	1,741,751

Cash and cash equivalents at end of period	$1,563,691	$1,377,146

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional	Accumulated Other	Retained Earnings	Total
	Shares	Par Value $1	Paid-In Capital	Comprehensive Income (Loss)

Balance, January 28, 2012	746,702	$746,702	$—	$(192,575)	$2,655,163	$3,209,290
Comprehensive income:
Net income	—	—	—	—	419,200	419,200
Foreign currency translation adjustments	—	—	—	35,255	—	35,255
Recognition of prior service cost and deferred gains/losses	—	—	—	4,025	—	4,025

Total comprehensive income						458,480
Cash dividends declared on common stock	—	—	—	—	(85,368)	(85,368)
Share-based compensation	—	—	14,271	—	—	14,271
Adjustment to actual shares issued to effect two-for-one stock split	(983)	(983)	—	—	983	—
Issuance of common stock under stock incentive plan and related tax effect	2,181	2,181	30,218	—	—	32,399
Common stock repurchased	(6,948)	(6,948)	(44,489)	—	(245,822)	(297,259)

Balance, April 28, 2012	740,952	$740,952	$—	$(153,295)	$2,744,156	$3,331,813

The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note A. Summary of Significant Accounting Policies

Basis of Presentation: The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair presentation of its financial statements for the periods reported, all in conformity with accounting principles generally accepted in the United States of America (“GAAP”) consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (“fiscal 2012”).

These interim results are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

The January 28, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends February 2, 2013 (“fiscal 2013”) and is a 53-week fiscal year. Fiscal 2012 was a 52-week fiscal year.

Share-Based Compensation: Total share-based compensation expense was $14.3 million for the quarter ended April 28, 2012 and $15.5 million for the quarter ended April 30, 2011. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 1.9 million shares of common stock exercised during the quarter ended April 28, 2012, leaving options to purchase 38.6 million shares of common stock outstanding as of April 28, 2012.

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

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories which results in a weighted average cost. TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $401.1 million at April 28, 2012, $395.9 million at January 28, 2012 and $423.9 million at April 30, 2011. Comparable amounts were reflected in accounts payable at those dates.

New Accounting Standards: There were no new accounting standards issued during the first quarter ended April 28, 2012 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.

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

The A.J. Wright consolidation was not classified as a discontinued operation due to TJX’s expectation that a significant portion of the sales of the A.J. Wright stores would migrate to other TJX stores. Thus the costs incurred in fiscal 2012 relating to the A.J. Wright consolidation were reflected in continuing operations as part of the A.J. Wright segment. The first quarter of fiscal 2012 included a $49 million A.J. Wright segment loss which includes operating losses and the cost to close the remaining stores.

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of business operations it has closed, sold or otherwise disposed of. The reserve activity is presented below:

	Thirteen Weeks Ended
In thousands	April 28, 2012	April 30, 2011

Balance at beginning of year	$45,381	$54,695
Additions to the reserve charged to net income:
A.J. Wright closing costs	—	32,686
Interest accretion	215	215
Charges against the reserve:
Lease-related obligations	(3,516)	(4,882)
Termination benefits and all other	(1,047)	(8,928)

Balance at end of period	$41,033	$73,786

In the first quarter of fiscal 2012, TJX increased the reserve by $33 million for the estimated cost of closing the A.J. Wright stores that remained open in fiscal 2012 and were not converted to other banners.

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

TJX may also be contingently liable on up to 13 leases of BJ’s Wholesale Club, a former TJX business, and up to five leases of Bob’s Stores, also a former TJX business, in addition to leases included in the reserve. The reserve for former operations does not reflect these leases because TJX believes that the likelihood of future liability to TJX is remote.

Note C. Capital Stock and Earnings Per Share

Capital Stock: On January 5, 2012, TJX announced that its Board of Directors approved a two-for-one stock split of its common stock in the form of a stock dividend. One additional share was paid for each share held by holders of record as of the close of business on January 17, 2012. The shares were distributed on February 2, 2012 and resulted in the issuance of 372 million shares of common stock. The balance sheet as of January 28, 2012 has been adjusted to retroactively present the two-for-one stock split. Also, all historical per share amounts and references to common stock activity, as well as basic and diluted share amounts utilized in the calculation of earnings per share, have been adjusted to reflect the split.

During the quarter ended April 28, 2012, TJX repurchased and retired 6.5 million shares of its common stock at a cost of $250.0 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its stock repurchase programs of $297.3 million for the quarter ended April 28, 2012 and $338.3 million for the quarter ended April 30, 2011. These expenditures were funded primarily by cash generated from operations.

In February 2012, TJX announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to an additional $2 billion of TJX common stock from time to time. On a “trade date” basis, TJX repurchased 0.6 million shares of common stock at a cost of $25.4 million during the quarter ended April 28, 2012, and $1,974.6 million remained available at April 28, 2012 under this program. In April 2012, TJX completed the $1 billion stock repurchase program authorized in February 2011 under which TJX repurchased 32.3 million shares of common stock. All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	April 28, 2012	April 30, 2011

Basic earnings per share
Net income	$419,200	$265,951
Weighted average common shares outstanding for basic EPS	742,233	775,956

Basic earnings per share	$0.56	$0.34

Diluted earnings per share
Net income	$419,200	$265,951

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	742,233	775,956
Assumed exercise/vesting of:
Stock options and awards	13,783	12,053

Weighted average common shares outstanding for diluted EPS	756,016	788,009

Diluted earnings per share	$0.55	$0.34

The weighted average common shares for the diluted earnings per share calculation excludes the impact of any outstanding stock options for which the assumed proceeds per share are in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were no such options to exclude for the quarter ended April 28, 2012 or April 30, 2011.

Note D. Financial Instruments

As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. When deemed appropriate, TJX seeks to minimize risk from changes in interest and foreign currency exchange rates and fuel costs through the use of derivative financial instruments. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. TJX does not hedge its net investments in foreign subsidiaries.

Diesel Fuel Contracts: During fiscal 2012 and the first quarter of fiscal 2013, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2013, based on the diesel fuel expected to be consumed by independent freight carriers transporting the Company’s inventory. The hedge agreements outstanding at April 28, 2012 relate to 49% of TJX’s estimated notional diesel requirements for the first half of fiscal 2013 and 26% of TJX’s estimated notional diesel requirements for the second half of fiscal 2013. These diesel fuel hedge agreements will settle throughout fiscal 2013.

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

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at April 28, 2012 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2013. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at April 28, 2012:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset US$	Current (Liability) US$	Net Fair Value in US$ at April 28, 2012

Fair value hedges:

Intercompany balances, primarily short-term debt and related interest

		£40,000	C$	63,330	1.5833	(Accrued Exp)	$—	$(883)	(883)

	zł	80,000	C$	23,874	0.2984	Prepaid Exp / (Accrued Exp)	135	(762)	(627)

		€25,000		£21,335	0.8534	Prepaid Exp	1,427	—	1,427

		€100,292	US$	134,506	1.3411	Prepaid Exp / (Accrued Exp)	1,411	(138)	1,273

	US$	85,389		£55,000	0.6441	Prepaid Exp	3,874	—	3,874

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 615K – 1.4M gal per month		Float on 615K – 1.4M gal per month	N/A	Prepaid Exp	3,216	—	3,216

Merchandise purchase commitments

	C$	321,256	US$	324,247	1.0093	Prepaid Exp / (Accrued Exp)	807	(3,504)	(2,697)

	C$	7,850		€6,000	0.7643	Prepaid Exp / (Accrued Exp)	5	(54)	(49)

		£71,404	US$	113,000	1.5825	(Accrued Exp)	—	(3,109)	(3,109)

		£36,475		€44,000	1.2063	(Accrued Exp)	—	(965)	(965)

	US$	5,719		€4,349	0.7604	Prepaid Exp	45	—	45

Total fair value of financial instruments							$10,920	$(9,415)	$1,505

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at April 30, 2011:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset US$	Current (Liability) US$	Net Fair Value in US$ at April 30, 2011

Fair value hedges:

Intercompany balances, primarily short-term debt and related interest

		£70,000	C$	110,907	1.5844	Prepaid Exp / (Accrued Exp)	$471	$(122)	$349

		€25,000		£21,265	0.8506	(Accrued Exp)	—	(1,367)	(1,367)

		€65,292	US$	86,985	1.3322	Prepaid Exp / (Accrued Exp)	13	(9,042)	(9,029)

	US$	85,894		£55,000	0.6403	Prepaid Exp	5,640	—	5,640

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 5.7M gal per month		Float on 5.7M gal per month	N/A	Prepaid Exp	2,008	—	2,008

Merchandise purchase commitments

	C$	407,470	US$	410,100	1.0065	(Accrued Exp)	—	(19,962)	(19,962)

	C$	7,821		€5,800	0.7416	Prepaid Exp	308	—	308

		£51,736	US$	83,500	1.6140	(Accrued Exp)	—	(2,876)	(2,876)

		£5,827		€7,000	1.2013	Prepaid Exp	620	—	620

		€4,323	US$	5,950	1.3764	(Accrued Exp)	—	(446)	(446)

		€2,359		£2,000	0.8478	(Accrued Exp)	—	(152)	(152)

	US$	1,257		€911	0.7247	Prepaid Exp	90	—	90

Total fair value of financial instruments							$9,150	$(33,967)	$(24,817)

The impact of derivative financial instruments on the statements of income during the first quarter of fiscal 2013 and fiscal 2012 is as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	April 28, 2012	April 30, 2011
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$3,652	$(3,169)

Economic hedges for which hedge accounting was not elected:

Diesel fuel contracts	Cost of sales, including buying and occupancy costs	1,517	1,262

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(7,856)	(20,243)

Gain (loss) recognized in income		$(2,687)	$(22,150)

Note E. Disclosures about Fair Value of Financial Instruments

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	April 28, 2012	January 28, 2012	April 30, 2011
Level 1
Assets:
Executive Savings Plan investments	$91,391	$81,702	$82,826

Level 2
Assets:
Short-term investments	$174,872	$94,691	$85,349
Foreign currency exchange contracts	7,704	6,702	7,142
Diesel fuel contracts	3,216	1,698	2,008

Liabilities:
Foreign currency exchange contracts	$9,415	$4,217	$33,967

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of April 28, 2012 was $927.2 million versus a carrying value of $774.5 million. The fair value of long-term debt as of April 30, 2011 was $885.2 million versus a carrying value of $774.4 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

TJX’s cash equivalents are stated at cost, which approximates fair value, due to the short maturities of these instruments.

Investments designed to meet obligations under the Executive Savings Plan are invested in securities traded in active markets and are recorded at unadjusted quoted prices.

Foreign currency exchange contracts and diesel fuel contracts are valued using broker quotations which include observable market information. TJX does not make adjustments to quotes or prices obtained from brokers or pricing services but does assess the credit risk of counterparties and will adjust final valuations when appropriate. Where independent pricing services provide fair values, TJX obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within Level 2.

Note F. Segment Information

TJX operates four business segments. In the United States, TJX’s two segments are Marmaxx (T.J. Maxx and Marshalls stores) and HomeGoods. The TJX Canada segment operates stores in Canada (Winners, HomeSense and Marshalls), and the TJX Europe segment operates stores in Europe (T.K. Maxx and HomeSense). A.J. Wright ceased to be a segment following its consolidation. TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. In addition, this measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	April 28, 2012	April 30, 2011

Net sales:
U.S. segments:
Marmaxx	$3,889,058	$3,525,209
HomeGoods	595,722	503,283
A.J. Wright (1)	—	9,229
International segments:
TJX Canada	640,209	592,069
TJX Europe	673,097	590,505

	$5,798,086	$5,220,295

Segment profit (loss):
U.S. segments:
Marmaxx	$604,628	$490,981
HomeGoods	69,433	45,459
A.J. Wright(1)	—	(49,291)
International segments:
TJX Canada	71,065	36,083
TJX Europe	11,729	(31,315)

	756,855	491,917

General corporate expenses	66,623	53,354
Interest expense, net	8,827	8,917

Income before provision for income taxes	$681,405	$429,646

(1)	The consolidation of the A.J. Wright segment was completed in fiscal 2012 (see Note B).

Note G. Pension Plans and Other Retirement Benefits

Presented below is financial information related to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown.

	Pension (Funded Plan)		Pension (Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Service cost	$9,825	$8,250	$339	$266
Interest cost	10,263	9,453	570	624
Expected return on plan assets	(13,926)	(12,259)	—	—
Amortization of prior service cost	—	—	1	1
Recognized actuarial losses	7,097	2,313	475	207

Total expense	$13,259	$7,757	$1,385	$1,098

TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the funding target pursuant to the Internal Revenue Code section 430) or such other amount sufficient to avoid restrictions with respect to the funding of TJX’s nonqualified plans under the Internal Revenue Code. As a result of funding in fiscal 2012, TJX does not anticipate any required funding in fiscal 2013 for the funded plan. TJX anticipates making payments of $3.4 million to provide current benefits coming due under the unfunded plan in fiscal 2013.

Note H. Long-Term Debt and Credit Lines

At April 28, 2012, TJX had outstanding, $375 million aggregate principal amount of 6.95% ten-year notes due April 2019 and $400 million aggregate principal amount of 4.20% six-year notes due August 2015. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 6.95% notes and $250 million of the 4.20% notes prior to the issuance of the notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 7.00% for the 6.95% notes and 4.19% for the 4.20% notes.

At April 28, 2012, TJX had two $500 million revolving credit facilities, one which matures in May 2016 and one which matures in May 2013. The agreement maturing in 2013 requires the payment of 17.5 basis points annually on the unused committed amount. The agreement maturing in 2016 requires the payment of 12.5 basis points annually on the unused committed amount. TJX also had two $500 million revolving credit facilities at April 30, 2011, one of which matured in May 2011 and was replaced at that time with the $500 million credit facility maturing in 2016. As of April 28, 2012 and April 30, 2011 there were no amounts outstanding under these facilities. Also, there were no borrowings on these facilities during the quarter ended April 28, 2012 or April 30, 2011. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings.

As of April 28, 2012 and April 30, 2011, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of April 28, 2012 and April 30, 2011, TJX Europe had a credit line of £20 million. There were no outstanding borrowings on these Canadian or U.K. credit facilities as of April 28, 2012 or April 30, 2011.

Note I. Income Taxes

TJX had net unrecognized tax benefits of $118.0 million as of April 28, 2012, $116.6 million as of January 28, 2012 and $124.1 million as of April 30, 2011. The effective income tax rate was 38.5% for the fiscal 2013 first quarter and 38.1% for last year’s first quarter.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $34.0 million as of April 28, 2012, $33.0 million as of January 28, 2012 and $36.1 million as of April 30, 2011.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of $1.0 million to $50.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Thirteen Weeks (first quarter) Ended April 28, 2012

Compared to

The Thirteen Weeks (first quarter) Ended April 30, 2011

Business Overview

We are the largest off-price retailer of apparel and home fashions in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise through our four segments: in the U.S., Marmaxx (which operates T.J. Maxx and Marshalls) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls); and TJX Europe (which operates T.K. Maxx and HomeSense).

In addition to presenting our financial results in conformity with GAAP, we are also presenting certain financial measures from fiscal 2012 on an “adjusted” basis to exclude the A.J. Wright consolidation. These adjusted financial measures are non-GAAP financial measures. See “Adjusted Financial Measures” below for more information, including reconciliations.

Results of Operations

In the first quarter of fiscal 2013, our performance was very strong, with all of our segments delivering excellent results. We posted strong gains in same store sales, net sales and earnings per share. Highlights of our financial performance for the first quarter of fiscal 2013 include the following:

•

Same store sales increased 8% in the first quarter of fiscal 2013 over an increase of 2% in the fiscal 2012 first quarter. The fiscal 2013 increase reflected a strong increase in customer traffic as well as slight increase in the value of the average transaction.

•

Net sales increased to $5.8 billion for the first quarter of fiscal 2013, up 11% over last year’s comparable period. At April 28, 2012, both stores in operation and selling square footage were up 4% over the same period last year.

•

Earnings per share for the first quarter of fiscal 2013 were $0.55 per diluted share, up 62% compared to $0.34 per diluted share in fiscal 2012, or up 41% compared to $0.39 adjusted diluted earnings per share in the same period last year. Foreign currency exchange rates, primarily related to mark-to-market adjustments on our inventory related hedges, had a positive impact on year-over-year comparisons, with a $0.01 negative impact on earnings per share in this year’s first quarter versus last year’s $0.02 negative impact.

•

Our pre-tax margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2013 was 11.8%, a 3.6 percentage point increase from 8.2% for the same period last year, and increased 2.2 percentage points from an adjusted 9.6% for the first quarter of fiscal 2012, primarily as a result of strong flow-through of our above-plan sales as well as the positive impact of the foreign exchange comparison.

•

Our cost of sales ratio for the first quarter of fiscal 2013 compared to the same period last year improved 1.5 percentage points to 71.8%, or improved 1.3 percentage points against last year’s adjusted ratio. The improvements over last year were primarily due to increased merchandise margins, as well as buying and occupancy expense leverage and the benefit from foreign currency exchange rates.

•

Our selling, general and administrative expense ratio for the first quarter of fiscal 2013 decreased 2.1 percentage points to 16.2% and, decreased 0.9 percentage points compared to last year’s adjusted ratio, primarily driven by expense leverage on the above-plan same store sales.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers, were down 7% at the end of the first quarter of fiscal 2013.

•

During the first quarter of fiscal 2013, we repurchased 6.5 million shares of our common stock at a cost of $250 million. Earnings per share reflect the benefit of our stock repurchase programs. In the fiscal 2013 first quarter, we completed a $1 billion stock repurchase program authorized in February 2011 and commenced our 13th stock repurchase program for up to $2 billion. We expect to repurchase a total of approximately $1.2 to $1.3 billion of our common stock under these programs in fiscal 2013.

•

In the first quarter of fiscal 2013 we split our common stock on a two-for-one stock basis. All earnings per share data and related activity for periods prior to the two-for-one split have been adjusted to reflect the split.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the quarter ended April 28, 2012 totaled $5.8 billion, an 11% increase over net sales of $5.2 billion in the fiscal 2012 first quarter. The increase reflected an 8% increase from same store sales and a 4% increase from new stores, offset by a 1% decrease from the negative impact of foreign currency exchange rates. This compares to sales growth of 4% in last year’s first quarter, which consisted of a 2% increase in same stores sales, a 4% increase from new stores and a 1% increase from the benefit of foreign currency exchange rates, offset in part by a 3% decrease due to the elimination of sales from stores operating under the A.J. Wright banner. (The fiscal 2012 sales from A.J. Wright stores converted to other banners are included in new stores.)

Our consolidated store count and selling square footage as of April 28, 2012 each increased 4% as compared to the same period last year.

Same store sales increases for the first quarter of fiscal 2013 reflected a significant increase in customer traffic. Same store sales of our home, men’s, shoes and misses’ categories were particularly strong. Geographically, same store sales increases were strong throughout the U.S. Our foreign divisions both posted same store sales increases, with TJX Europe above the consolidated average and TJX Canada slightly below the consolidated average.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance. We measure customer traffic by number of transactions at our comparable stores.

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales on an as reported and as adjusted basis:

	Percentage of Net Sales Thirteen Weeks Ended April 28, 2012	Percentage of Net Sales Thirteen Weeks Ended April 30, 2011
	As reported	As reported	As adjusted*

Net sales	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.8	73.3	73.1
Selling, general and administrative expenses	16.2	18.3	17.1
Interest expense, net	0.2	0.2	0.2

Income before provision for income taxes	11.8%	8.2%	9.6%

Diluted Earnings per share – Net Income	$0.55	$0.34	$0.39

*	See “Adjusted Financial Measures” below.

Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency affects our reported results are as follows:

•

Translation of foreign operating results into U.S. dollars: In our financial statements we translate the operations of TJX Canada and TJX Europe from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of these segments. However, currency translation generally only affects operating margins slightly, if at all, as sales and expenses of the foreign operations are translated at essentially the same rates within a given period.

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales improved 1.5 percentage points to 71.8% for the first quarter of fiscal 2013 as compared to the same period last year. The improvement in this ratio for fiscal 2013 was driven by an increase in merchandise margin of 0.8 percentage points, primarily at TJX Canada and TJX Europe. This ratio also reflects the favorable impact of 0.3 percentage points due to the year-over-year change in the mark-to-market adjustment of inventory hedges as well as expense leverage on buying and occupancy costs partially offset by increased administrative costs. On an adjusted basis, the cost of sales ratio improved 1.3 percentage points as compared to the first quarter of fiscal 2012.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales, improved 2.1 percentage points to 16.2% for the quarter ended April 28, 2012 as compared to the same period last year. The A.J. Wright consolidation had a significant impact on this ratio in the first quarter of fiscal 2012, increasing the ratio by 1.2 percentage points. Excluding the impact of the A.J. Wright consolidation, adjusted selling, general and administrative expenses as a percentage of net sales, improved 0.9 percentage points. The improvement in the fiscal 2013 selling, general and administrative expense ratio was primarily due to expense leverage on our strong same store sales increase, particularly store payroll costs. This ratio improvement also reflects the absence in fiscal

2013 of certain costs we incurred in last year’s first quarter, primarily talent and other costs from our former A.J. Wright division, which had the effect of offsetting increased costs this year related to our growth initiatives. We anticipate general corporate expenses, which were up significantly in the fiscal 2013 first quarter, to increase substantially in the fiscal 2013 second quarter, but then to moderate in the remainder of the fiscal year on a year-over-year basis due to timing of our planned growth-related investment spending.

Interest expense, net: Interest expense, net was $8.8 million for the first quarter of fiscal 2013 compared to $8.9 million for the same period last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
Dollars in thousands	April 28, 2012	April 30, 2011

Interest expense	$12,335	$12,121
Capitalized interest	(743)	(659)
Interest (income)	(2,765)	(2,545)

Interest expense, net	$8,827	$8,917

Gross interest expense for the first quarter of fiscal 2013 was flat compared to the same period last year.

Income taxes: The effective income tax rate was 38.5% for the first quarter this year, an increase compared to the 38.1% effective income tax rate for last year’s first quarter. The increase was primarily due to the expiration of the legislation allowing for the U.S. Work Opportunity Tax credit.

Net income and diluted earnings per share from net income: Net income for the quarter ended April 28, 2012 was $419.2 million, or $0.55 per diluted share, versus $266.0 million, or $0.34 per diluted share, for last year’s first quarter. Foreign currency exchange rates negatively impacted first quarter fiscal 2013 earnings per share by $0.01 per share, compared with a $0.02 per share negative impact in the first quarter of fiscal 2012. Also, the fiscal 2012 earnings per share include a $0.04 negative impact of closing the A.J. Wright stores as well as a $0.02 negative impact of the costs associated with converting the A.J. Wright stores to other banners and grand re-opening costs for those stores.

Our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. We repurchased 6.5 million shares of our stock at a cost of $250 million in the first quarter of fiscal 2013, and we repurchased 14.3 million shares at a cost of $361 million in the first quarter of fiscal 2012.

Adjusted Financial Measures: In addition to presenting certain fiscal 2012 first quarter financial measures in conformity with GAAP, we are also presenting them on an “adjusted” basis. We adjusted them to exclude the A.J. Wright consolidation, including closing costs and additional operating losses related to the A.J. Wright stores closed in fiscal 2012 and the costs incurred by the Marmaxx and HomeGoods segments in that quarter to convert former A.J. Wright stores to their banners and hold grand re-opening events for these stores.

These adjusted financial measures are non-GAAP financial measures. We believe that the presentation of adjusted financial measures provides additional information on comparisons between periods including underlying trends of our business by excluding these items that affect overall comparability. We use these adjusted measures in making financial, operating and planning decisions and in evaluating our performance, and our Board of Directors uses them in assessing our business and making compensation decisions. Non-GAAP financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP.

Reconciliations of each of the adjusted financial measures to the financial measures in accordance with GAAP are provided below.

	Thirteen weeks ended April 30, 2011 As reported				Thirteen weeks ended April 30, 2011 As adjusted
Dollars in millions, except per share data	U.S.$	% of Net Sales	Adjustments		U.S.$*	% of Adjusted Net Sales

Net sales	$5,220		$(9	)(1)	$5,211
Cost of sales, including buying and occupancy costs	3,827	73.3%	(16	)(2)	3,811	73.1%
Gross profit margin	—	26.7%			—	26.9%
Selling, general and administrative expenses	954	18.3%	(63	)(3)	892	17.1%
Income before provision for income taxes	$430	8.2%	$69		$499	9.6%
Diluted earnings per share-Net Income	$0.34		$0.05	(4)	$0.39

*	Figures may not cross-foot due to rounding.
(1)	Sales of A.J. Wright stores prior to closing.
(2)	Cost of sales, including buying and occupancy costs of A.J. Wright prior to closing ($15 million) and applicable conversion costs of A.J. Wright stores converted to Marmaxx and HomeGoods banners ($1 million).
(3)	Operating costs of A.J. Wright prior to closing and costs to close A.J. Wright stores not converted to other banners ($44 million) and applicable conversion and grand re-opening costs for A.J. Wright stores converted to Marmaxx and HomeGoods banners ($19 million).
(4)	Impact on earnings per share (computed using the effective income tax rate) of operating loss and closing costs of A.J. Wright stores ($0.04 per share) and conversion and grand re-opening costs at Marmaxx and HomeGoods ($0.02 per share), which together round to $0.05 per share.

The costs to convert A.J. Wright stores to other banners and to hold grand re-openings affected our Marmaxx and HomeGoods segments in the first quarter of fiscal 2012. A reconciliation of adjusted segment margin, a non-GAAP financial measure, to segment margin as reported in accordance with GAAP for each of these segments is as follows:

	Thirteen weeks ended April 30, 2011 As reported				Thirteen weeks ended April 30, 2011 As adjusted
	U.S.$ in Millions	% of Net Sales	Adjustments		U.S.$ in Millions	% of Net Sales

Marmaxx segment profit	$491	13.9%	17	(1)	$508	14.4%

HomeGoods segment profit	$45	9.0%	3	(2)	$49	9.7%

*	Figures may not cross-foot due to rounding.
(1)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a T.J. Maxx or Marshalls store.
(2)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a HomeGoods store.

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

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended
Dollars in millions	April 28, 2012	April 30, 2011

Net sales	$3,889.1	$3,525.2
Segment profit	$604.6	$491.0
Segment profit as a percentage of net sales	15.5%	13.9%
Adjusted segment profit as a percentage of net sales*	n/a	14.4%
Percent increase in same store sales	8%	4%
Stores in operation at end of period
T.J. Maxx	990	956
Marshalls	888	872

Total Marmaxx	1,878	1,828

Selling square footage at end of period (in thousands)
T.J. Maxx	22,987	22,291
Marshalls	21,970	21,703

Total Marmaxx	44,957	43,994

*	See “Adjusted Financial Measures” Above.

Net sales for Marmaxx increased 10% for the first quarter of fiscal 2013 as compared to the same period last year. Same store sales for Marmaxx were up 8% in the first quarter of fiscal 2013, on top of a 4% increase for the same period last year.

Same store sales growth at Marmaxx for the first quarter of fiscal 2013 was driven by significant growth in customer traffic. Same store sales for misses’, men’s and shoes were above the chain average. Geographically, same store sales were strong throughout the country.

Segment profit margin increased to 15.5% for the first quarter of fiscal 2013 compared to 13.9% for the same period last year. On an adjusted basis, which excludes the conversion and grand re-opening costs of former A.J. Wright stores converted to a T.J. Maxx or Marshalls from the fiscal 2012 first quarter, segment margin increased 1.1 percentage points. The improvement was due to expense leverage on the strong same store sales growth, particularly occupancy costs and store payroll, which collectively improved by 0.9 percentage points.

We believe our store remodel program has benefited our sales in this segment. We expect to have approximately 75% of Marmaxx’s stores in the new prototype by the end of the fiscal year.

HomeGoods

	Thirteen Weeks Ended
Dollars in millions	April 28, 2011	April 30, 2010

Net sales	$595.7	$503.3
Segment profit	$69.4	$45.5
Segment profit as a percentage of net sales	11.7%	9.0%
Adjusted segment profit as a percentage of net sales*	n/a	9.7%
Percent increase in same store sales	9%	6%
Stores in operation at end of period	383	350
Selling square footage at end of period (in thousands)	7,576	6,920

*	See “Adjusted Financial Measures” above.

HomeGoods net sales increased 18% in the first quarter of fiscal 2013 compared to the same period last year. Same store sales increased 9% in the first quarter of fiscal 2013, driven by continued growth in customer traffic, which was on top of a strong same store sales increase of 6% in the first quarter of fiscal 2012. HomeGoods segment margin for the first quarter of fiscal 2013 increased to 11.7% compared to 9.0% in the prior year. On an adjusted basis, which excludes the conversion and grand re-opening costs of former A.J. Wright stores converted to HomeGoods from the fiscal 2012 first quarter, segment margin increased 2.0 percentage points. The improvement was due to expense leverage on the strong same store sales growth, particularly occupancy costs, as well as an increase in merchandise margin.

A.J. Wright

We completed the consolidation of the A.J. Wright division in the first quarter of fiscal 2012, closing the remaining stores not being converted to other banners. These closing costs (primarily lease-related obligations) and A.J. Wright operating losses totaled $49.3 million and were reported as an A.J. Wright segment loss in the first quarter of fiscal 2012.

Due to the anticipated migration of customers to other chains, A.J. Wright was not treated as a discontinued operation for financial reporting purposes.

International Segments:

TJX Canada

	Thirteen Weeks Ended
U.S. Dollars in millions	April 28, 2012	April 30, 2011

Net sales	$640.2	$592.1
Segment profit	$71.1	$36.1
Segment profit as a percentage of net sales	11.1%	6.1%
Percent increase (decrease) in same store sales	6%	(3)%
Stores in operation at end of period
Winners	220	216
HomeSense	86	82
Marshalls	12	5

Total	318	303

Selling square footage at end of period (in thousands)
Winners	5,066	4,995
HomeSense	1,670	1,594
Marshalls	312	132

Total	7,048	6,721

Net sales for TJX Canada increased 8% for the quarter ended April 28, 2012 compared to the same period last year. Currency exchange translation negatively impacted first quarter sales growth by approximately 2 percentage points, as compared to the same period last year. Same store sales increased 6% for the first quarter of fiscal 2013, with increases across most categories, including women’s and children’s, compared to a decrease of 3% in the first quarter of fiscal 2012.

Segment profit for the quarter ended April 28, 2012 almost doubled to $71.1 million compared to $36.1 million for the same period last year. The impact of foreign currency translation decreased segment profit by approximately $2 million in the first quarter of fiscal 2013 compared to the prior year. The mark-to-market adjustment on inventory-related hedges decreased segment profit by $5 million for the first quarter of fiscal 2013 compared to a decrease of $17 million in segment profit for the fiscal 2012 first quarter. TJX Canada segment margin increased 5.0 percentage points to 11.1% for the fiscal 2013 first quarter, compared to 6.1% for the same period last year. In addition to improved merchandise margins and leverage on strong same store sales, the favorable change in the mark-to-market adjustment of inventory-related hedges increased segment margin for the first quarter of fiscal 2013 by 2.2 percentage points.

We opened our first six Marshalls stores in Canada in fiscal 2012 and ended the first quarter of fiscal 2013 with 12 Canadian Marshalls stores.

TJX Europe

	Thirteen Weeks Ended
U.S. Dollars in millions	April 28, 2012	April 30, 2011

Net sales	$673.1	$590.5
Segment profit (loss)	$11.7	$(31.3)
Segment profit (loss) as a percentage of net sales	1.7%	(5.3)%
Percent increase (decrease) in same store sales	13%	(5)%
Stores in operation at end of period
T.K. Maxx	335	316
HomeSense	24	24

Total	359	340

Selling square footage at end of period (in thousands)
T.K. Maxx	7,653	7,260
HomeSense	402	402

Total	8,055	7,662

Net sales for TJX Europe increased 14% for the first quarter of fiscal 2013 compared to the same period last year, driven primarily by increased customer traffic. Currency translation negatively impacted fiscal 2013 first quarter net sales by 3.8 percentage points. Same store sales increased a very strong 13% in the first quarter of fiscal 2013 compared to a 5% decrease in the same period last year. The improvement in fiscal 2013 primarily reflected the results of our improving the execution of our off-price fundamentals.

Segment profit for the first quarter of fiscal 2013 was $11.7 million, compared to segment loss of $31.3 million last year. The improvement was primarily due to increased merchandise margins and expense leverage on strong same store sales, particularly occupancy costs. The mark-to-market adjustment on our inventory-related hedges decreased segment profit by $3 million in both the first quarter of fiscal 2013 and fiscal 2012.

General corporate expense

	Thirteen Weeks Ended
In millions	April 28, 2012	April 30, 2011

General corporate expense	$66.6	$53.4

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The increase in general corporate expense was primarily due to a $10 million contribution to The TJX Foundation and costs related to initiatives in support of the Company’s growth. These increases were partially offset by the timing of certain costs incurred last year that did not impact the fiscal 2013 first quarter, primarily talent and certain other costs from our former A.J. Wright division and costs to relocate a buying office.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $705 million for the quarter ended April 28, 2012, an increase of $562 million from the $143 million provided in the quarter ended April 30, 2011. Net income plus the non-cash impact of depreciation provided cash of $540 million in the first quarter of fiscal 2013 compared to $382 million in the same period last year, an increase of $158 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a source of cash of $158 million in the first quarter of fiscal 2013 compared to a use of cash of $129 million in fiscal 2012. This favorable impact on cash is a result of faster inventory turns and a reduction in consolidated inventories on a per store basis, including inventories in the warehouses. The increase in current income taxes payable increased cash by $134 million in the first quarter of fiscal 2013 compared to an increase of $16 million in the first quarter of fiscal 2012, which reflects an increase in the first quarter income tax provision as compared to last year’s first quarter, as well as the timing of tax payments.

Investing activities in the first quarter of fiscal 2013 related primarily to property additions for new stores, store improvements and renovations and investment in the home office and distribution network. Cash outflows for property additions amounted to $254 million in the quarter ended April 28, 2012, compared to $226 million in the same period last year. In the first quarter of fiscal 2013, we purchased additional office space for approximately $62.5 million, which is included in the above cash outflows. We anticipate that capital spending for fiscal 2013 will be approximately $875 million to $900 million, which includes improvements to our offices and distribution centers, store renovations and new stores. We also purchased short-term investments that had initial maturities in excess of 90 days which, per our policy, are not classified as cash on the balance sheets presented. In the first quarter of fiscal 2013, we purchased $93 million in these short-term investments, compared to $27 million in the same period in fiscal 2012. Additionally, $15 million of these short-term investments were sold or matured during the first quarter of fiscal 2013 compared to $23 million during the first quarter of fiscal 2012.

Cash flows from financing activities resulted in cash outflows of $332 million in the fiscal 2013 first quarter, compared to cash outflows of $300 million in the fiscal 2012 first quarter. We spent $250 million to repurchase and retire 6.5 million shares in the first quarter of fiscal 2013 and $361 million to repurchase and retire 14.3 million shares in the first quarter of fiscal 2012 under our stock repurchase programs. We record the purchase of our stock on a settlement basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. All share information disclosed is on a post-split basis. As of April 28, 2012, $1,975 million was available for purchase under the stock repurchase program announced in February 2012. We currently plan to repurchase a total of approximately $1.2 billion to $1.3 billion of stock under our stock repurchase programs in fiscal 2013. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $28 million of proceeds from the exercise of stock options in the first quarter of fiscal 2013 versus $80 million in proceeds in last year’s first quarter. Dividends paid on common stock in the first quarter of fiscal 2013 were $71 million versus $59 million in last year’s first quarter.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note H to the consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Recently Issued Accounting Pronouncements

As discussed in Note A to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, there were no recently issued accounting standards which we expect to have a material impact on our consolidated financial statements.

Forward-looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: buying and inventory management; operational expansion and management of large size and scale; customer trends and preferences; market, banner, geographic and category expansion; marketing, advertising and promotional programs; competition; personnel recruitment and retention; global economic conditions and consumer spending; data security; information systems and technology; seasonal influences; adverse or unseasonable weather; serious disruptions and catastrophic events; corporate and banner reputation; merchandise quality and safety; international operations; merchandise importing; commodity pricing; foreign currency exchange rates; fluctuations in quarterly operating results; market expectations; acquisitions and divestitures; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation, legal matters and proceedings; tax matters; real estate leasing; cash flow and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 28, 2012.

Item 4.	Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 28, 2012 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended April 28, 2012 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 28, 2012, as filed with the SEC on March 27, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

All share and per share information has been retroactively adjusted to reflect the two-for-one stock split in the form of a stock dividend in February 2012.

The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2013 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1) (a)	Average Price Paid Per Share (2) (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(3) (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)

January 29, 2012 through February 25, 2012	1,294,586	$34.76	1,294,586	$2,179,595,853

February 26, 2012 through March 31, 2012	2,972,044	$38.25	2,871,964	$2,069,596,899

April 1, 2012 through April 28, 2012	2,374,148	$40.36	2,353,250	$1,974,595,901

Total:	6,640,778		6,519,800

(1)	Consists of shares repurchased under publicly announced stock repurchase programs and 120,978 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2)	Average price paid per share includes commissions for the shares repurchased under stock repurchase programs.
(3)	During the first quarter of fiscal 2013, we completed a $1 billion stock repurchase program announced in February 2011 and initiated a $2 billion stock repurchase program announced in February 2012. Under this new program, we repurchased a total of 0.6 million shares of common stock at a cost of $25 million.

Item 6.	Exhibits

10.1	Amendment to Management Incentive Plan dated April 20, 2012.

10.2	Amendment to Long Range Performance Incentive Plan dated April 20, 2012.

10.3	Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan, as of April 2, 2012.

10.4	Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan, as of April 2, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 25, 2012

By /s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment to Management Incentive Plan dated April 20, 2012.

10.2	Amendment to Long Range Performance Incentive Plan dated April 20, 2012.

10.3	Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan, as of April 2, 2012.

10.4	Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan, as of April 2, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.