Form 10-Q
period 2012-07-28
TJX COMPANIES INC /DE/
filed 2012-08-24
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 28, 2012

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

The number of shares of registrant’s common stock outstanding as of July 28, 2012: 736,100,493

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	July 28,	July 30,
	2012	2011
Net sales	$5,945,559	$5,468,274

Cost of sales, including buying and occupancy costs	4,275,073	3,976,035
Selling, general and administrative expenses	978,514	923,693
Interest expense, net	9,182	9,109

Income before provision for income taxes	682,790	559,437
Provision for income taxes	261,698	211,099

Net income	$421,092	$348,338

Basic earnings per share:
Net income	$0.57	$0.46
Weighted average common shares – basic	736,830	763,715

Diluted earnings per share:
Net income	$0.56	$0.45
Weighted average common shares – diluted	751,243	775,251

Cash dividends declared per share	$0.115	$0.095

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	July 28,	July 30,
	2012	2011
Net sales	$11,743,645	$10,688,569

Cost of sales, including buying and occupancy costs	8,440,801	7,803,293
Selling, general and administrative expenses	1,920,640	1,878,167
Interest expense, net	18,009	18,026

Income before provision for income taxes	1,364,195	989,083
Provision for income taxes	523,903	374,794

Net income	$840,292	$614,289

Basic earnings per share:
Net income	$1.14	$0.80
Weighted average common shares – basic	739,531	769,835

Diluted earnings per share:
Net income	$1.11	$0.79
Weighted average common shares – diluted	753,721	782,182

Cash dividends declared per share	$0.23	$0.19

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

AMOUNTS IN THOUSANDS

	Thirteen Weeks Ended
	July 28,	July 30,
	2012	2011
Net income	$421,092	$348,338
Other comprehensive income, net of related tax effects:
Foreign currency translation adjustments	(49,711)	(16,666)
Recognition of prior service cost and deferred gains/losses	4,025	993

Total comprehensive income	$375,406	$332,665

	Twenty-Six Weeks Ended
	July 28,	July 30,
	2012	2011
Net income	$840,292	$614,289
Other comprehensive income, net of related tax effects:
Foreign currency translation adjustments	(14,456)	43,297
Recognition of prior service cost and deferred gains/losses	8,050	1,985

Total comprehensive income	$833,886	$659,571

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS, EXCEPT SHARE DATA

	July 28,	January 28,	July 30,
	2012	2012	2011
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,620,402	$1,507,112	$977,763
Short-term investments	176,295	94,691	82,096
Accounts receivable, net	202,140	204,304	218,083
Merchandise inventories	3,007,731	2,950,523	3,368,082
Prepaid expenses and other current assets	250,694	270,133	316,632
Current deferred income taxes, net	83,528	105,869	66,413

Total current assets	5,340,790	5,132,632	5,029,069

Property at cost:
Land and buildings	406,517	349,778	359,213
Leasehold costs and improvements	2,406,264	2,311,813	2,263,632
Furniture, fixtures and equipment	3,612,550	3,426,966	3,495,346

Total property at cost	6,425,331	6,088,557	6,118,191
Less accumulated depreciation and amortization	3,577,135	3,382,180	3,467,623

Net property at cost	2,848,196	2,706,377	2,650,568

Property under capital lease, net of accumulated amortization of $24,941; $23,824 and $22,707, respectively	7,631	8,748	9,865
Other assets	260,092	253,913	227,581
Goodwill and tradename, net of amortization	179,932	179,935	180,043

TOTAL ASSETS	$8,636,641	$8,281,605	$8,097,126

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$11,662	$2,970	$2,854
Accounts payable	1,863,108	1,645,324	1,922,305
Accrued expenses and other current liabilities	1,337,959	1,364,705	1,259,271
Federal, foreign and state income taxes payable	12,760	50,424	6,914

Total current liabilities	3,225,489	3,063,423	3,191,344

Other long-term liabilities	860,139	861,768	718,721
Non-current deferred income taxes, net	386,482	362,501	295,972
Obligation under capital lease, less portion due within one year	—	10,147	11,662
Long-term debt, exclusive of current installments	774,514	774,476	774,438

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 736,100,493; 746,702,028 and 380,980,395, respectively	736,100	746,702	380,980
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(198,981)	(192,575)	(46,473)
Retained earnings	2,852,898	2,655,163	2,770,482

Total shareholders’ equity	3,390,017	3,209,290	3,104,989

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,636,641	$8,281,605	$8,097,126

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Twenty-Six Weeks Ended
	July 28,	July 30,
	2012	2011
Cash flows from operating activities:
Net income	$840,292	$614,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,461	236,442
Loss on property disposals	1,009	649
Deferred income tax provision	30,750	46,535
Share-based compensation	29,879	31,704
Excess tax benefits from share-based compensation expense	(27,319)	(24,710)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,952	(16,373)
(Increase) in merchandise inventories	(59,688)	(571,873)
Decrease (increase) in prepaid expenses and other current assets	30,619	(60,312)
Increase in accounts payable	218,646	220,283
(Decrease) in accrued expenses and other liabilities	(10,670)	(156,849)
Other	5,809	5,936

Net cash provided by operating activities	1,307,740	325,721

Cash flows from investing activities:
Property additions	(438,913)	(439,217)
Purchase of short-term investments	(136,613)	(56,169)
Sales and maturities of short-term investments	53,966	53,780
Proceeds from repayments on note receivable	530	494

Net cash (used in) investing activities	(521,030)	(441,112)

Cash flows from financing activities:
Cash payments for debt issuance expenses	(1,316)	(2,295)
Payments on capital lease obligation	(1,456)	(1,328)
Cash payments for repurchase of common stock	(596,971)	(671,321)
Proceeds from issuance of common stock	61,266	110,840
Excess tax benefits from share-based compensation expense	27,319	24,710
Cash dividends paid	(155,713)	(131,622)

Net cash (used in) financing activities	(666,871)	(671,016)

Effect of exchange rate changes on cash	(6,549)	22,419

Net increase (decrease) in cash and cash equivalents	113,290	(763,988)
Cash and cash equivalents at beginning of year	1,507,112	1,741,751

Cash and cash equivalents at end of period	$1,620,402	$977,763

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional	Accumulated Other
	Shares	Par Value $1	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 28, 2012	746,702	$746,702	$—	$(192,575)	$2,655,163	$3,209,290
Comprehensive income:
Net income	—	—	—	—	840,292	840,292
Foreign currency translation adjustments	—	—	—	(14,456)	—	(14,456)
Recognition of prior service cost and deferred gains/losses	—	—	—	8,050	—	8,050

Total comprehensive income						833,886
Cash dividends declared on common stock	—	—	—	—	(170,136)	(170,136)
Share-based compensation	—	—	29,879	—	—	29,879
Adjustment to actual shares issued to effect two-for-one stock split	(983)	(983)	—	—	983	—
Issuance of common stock under stock incentive plan and related tax effect	4,416	4,416	79,653	—	—	84,069
Common stock repurchased	(14,035)	(14,035)	(109,532)	—	(473,404)	(596,971)

Balance, July 28, 2012	736,100	$736,100	$—	$(198,981)	$2,852,898	$3,390,017

The accompanying notes are an integral part of the unaudited consolidated financial statements.

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

Share-Based Compensation: Total share-based compensation expense was $15.6 million for the quarter ended July 28, 2012 and $16.2 million for the quarter ended July 30, 2011. Total share-based compensation expense was $29.9 million for the six months ended July 28, 2012 and $31.7 million for the six months ended July 30, 2011. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 2.2 million shares of common stock exercised during the quarter ended July 28, 2012 and options to purchase 4.1 million shares of common stock exercised during the six months ended July 28, 2012, leaving options to purchase 36.3 million shares of common stock outstanding as of July 28, 2012.

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

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories which results in a weighted average cost. TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $382.0 million at July 28, 2012, $395.9 million at January 28, 2012 and $497.5 million at July 30, 2011. Comparable amounts were reflected in accounts payable at those dates.

New Accounting Standards: There were no new accounting standards issued during the second quarter ended July 28, 2012 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.

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

The A.J. Wright consolidation was not classified as a discontinued operation due to TJX’s expectation that a significant portion of the sales of the A.J. Wright stores would migrate to other TJX stores. As a result, the costs incurred in fiscal 2012 relating to the A.J. Wright consolidation were reflected in continuing operations as part of the A.J. Wright segment. The first quarter of fiscal 2012 included a $49 million A.J. Wright segment loss which includes operating losses and the cost to close the remaining stores.

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of former business operations that TJX has either closed or sold. The reserve activity is presented below:

	Twenty-Six Weeks Ended
	July 28,	July 30,
In thousands	2012	2011
Balance at beginning of year	$45,381	$54,695
Additions to the reserve charged to net income:
A.J. Wright closing costs	—	32,686
Interest accretion	356	430
Charges against the reserve:
Lease-related obligations	(6,929)	(14,123)
Termination benefits and all other	(1,153)	(15,471)

Balance at end of period	$37,655	$58,217

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

During the quarter ended July 28, 2012, TJX repurchased and retired 7.1 million shares of its common stock at a cost of $299.9 million. For the six months ended July 28, 2012, TJX repurchased and retired 13.6 million shares of its common stock at a cost of $549.9 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its stock repurchase programs of $597.0 million for the six months ended July 28, 2012 and $671.3 million for the six months ended July 30, 2011. These expenditures were funded primarily by cash generated from operations.

In April 2012, TJX completed the $1 billion stock repurchase program authorized by its Board of Directors in February 2011 under which TJX repurchased 32.3 million shares of common stock.

In February 2012, TJX announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to an additional $2 billion of TJX common stock from time to time. At July 28, 2012 $1,674.7 million remained available for repurchase under this program. All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
	July 28,	July 30,
In thousands, except per share data	2012	2011
Basic earnings per share
Net income	$421,092	$348,338
Weighted average common shares outstanding for basic EPS	736,830	763,715

Basic earnings per share	$0.57	$0.46

Diluted earnings per share
Net income	$421,092	$348,338

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	736,830	763,715
Assumed exercise/vesting of:
Stock options and awards	14,413	11,536

Weighted average common shares outstanding for diluted EPS	751,243	775,251

Diluted earnings per share	$0.56	$0.45

	Twenty-Six Weeks Ended
	July 28,	July 30,
In thousands, except per share data	2012	2011
Basic earnings per share
Net income	$840,292	$614,289
Weighted average common shares outstanding for basic EPS	739,531	769,835

Basic earnings per share	$1.14	$0.80

Diluted earnings per share
Net income	$840,292	$614,289

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	739,531	769,835
Assumed exercise/vesting of:
Stock options and awards	14,190	12,347

Weighted average common shares outstanding for diluted EPS	753,721	782,182

Diluted earnings per share	$1.11	$0.79

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were no such options to exclude for the thirteen weeks or the twenty-six weeks ended July 28, 2012 and July 30, 2011.

Note D. Financial Instruments

As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. When and to the extent deemed appropriate, TJX seeks to minimize risk from changes in interest and foreign currency exchange rates and fuel costs through the use of derivative financial instruments. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. TJX does not hedge its net investments in foreign subsidiaries.

Diesel Fuel Contracts: During fiscal 2012 and the first half of fiscal 2013, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2013, based on the diesel fuel expected to be consumed by independent freight carriers transporting the Company’s inventory. The hedge agreements outstanding at July 28, 2012 relate to 50% of TJX’s estimated notional diesel requirements for the second half of fiscal 2013 and 32% of TJX’s estimated notional diesel requirements for the first half of fiscal 2014. These diesel fuel hedge agreements will settle throughout the second half of fiscal 2013 and the first half of fiscal 2014.

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

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at July 28, 2012 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2013. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 28, 2012:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location		Current Asset US$	Current (Liability) US$	Net Fair Value in US$ at July 28, 2012
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest
		£40,000	C$	63,330	1.5833	(Accrued Exp	)	$—	$(167)	$(167)

	zł	91,500	C$	27,247	0.2978	Prepaid Exp / (Accrued Exp)		344	(178)	166

		€25,000		£21,335	0.8534	Prepaid Exp		2,722	—	2,722

		€102,002	US$	136,656	1.3397	Prepaid Exp		10,746	—	10,746

	US$	85,389		£55,000	0.6441	Prepaid Exp		1,191	—	1,191

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 430K – 1.7M gal per month		Float on 430K –1.7M gal per month	N/A	(Accrued Exp	)	—	(4)	(4)
Merchandise purchase commitments
	C$	277,963	US$	277,245	0.9974	Prepaid Exp / (Accrued Exp)		2,053	(1,559)	494

	C$	6,425		€5,050	0.7860	Prepaid Exp / (Accrued Exp)		3	(179)	(176)

		£81,860	US$	129,500	1.5820	Prepaid Exp / (Accrued Exp)		1,129	(553)	576

		£31,094		€38,000	1.2221	Prepaid Exp / (Accrued Exp)		220	(2,367)	(2,147)

	US$	15,197		€12,166	0.8006	Prepaid Exp / (Accrued Exp)		67	(264)	(197)

Total fair value of financial instruments								$18,475	$(5,271)	$13,204

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 30, 2011:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location		Current Asset US$	Current (Liability) US$	Net Fair Value in US$ at July 30, 2011
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest
		£70,000	C$	110,336	1.5762	Prepaid Exp		$324	$—	$324
		€25,000		£21,265	0.8506	(Accrued Exp	)	—	(1,006)	(1,006)
		€75,292	US$	101,227	1.3445	Prepaid Exp / (Accrued Exp)		8	(6,856)	(6,848)
	US$	85,894		£55,000	0.6403	Prepaid Exp		4,290	—	4,290

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 11.4M gal per month		Float on 11.4M gal per month	N/A	Prepaid Exp		1,750	—	1,750

Merchandise purchase commitments
	C$	441,733	US$	452,345	1.0240	Prepaid Exp / (Accrued Exp)		610	(9,637)	(9,027)

	C$	9,163		€6,700	0.7312	Prepaid Exp / (Accrued Exp)		64	(14)	50

		£45,905	US$	75,000	1.6338	Prepaid Exp / (Accrued Exp)		126	(515)	(389)

		£39,582		€44,700	1.1293	(Accrued Exp)		—	(709)	(709)

	US$	4,185		€2,916	0.6968	Prepaid Exp / (Accrued Exp)		32	(24)	8

Total fair value of financial instruments								$7,204	$(18,761)	$(11,557)

The impact of derivative financial instruments on the statements of income during the second quarter of fiscal 2013 and fiscal 2012 are as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income by Derivative
	Recognized in Income by	Thirteen Weeks Ended
In thousands	Derivative	July 28, 2012	July 30, 2011
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$9,613	$2,194

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(3,220)	(259)

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	5,325	12,351

Gain (loss) recognized in income		$11,718	$14,286

The impact of derivative financial instruments on the statements of income during the first six months of fiscal 2013 and fiscal 2012 are as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income by Derivative
	Recognized in Income by	Twenty-Six Weeks Ended
In thousands	Derivative	July 28, 2012	July 30, 2011
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$13,265	$(975)

Economic hedges for which hedge accounting was not elected:

Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(1,703)	1,003

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(2,531)	(7,892)

Gain (loss) recognized in income		$9,031	$(7,864)

Note E. Disclosures about Fair Value of Financial Instruments

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	July 28, 2012	January 28, 2012	July 30, 2011
Level 1
Assets:
Executive Savings Plan investments	$89,479	$81,702	$81,244

Level 2
Assets:
Short-term investments	$176,295	$94,691	$82,096
Foreign currency exchange contracts	18,475	6,702	5,454
Diesel fuel contracts	—	1,698	1,750

Liabilities:
Foreign currency exchange contracts	$5,267	$4,217	$18,761
Diesel fuel contracts	4	—	—

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of July 28, 2012 was $935.4 million versus a carrying value of $774.5 million. The fair value of long-term debt as of July 30, 2011 was $908.8 million versus a carrying value of $774.4 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

TJX’s cash equivalents are stated at cost, which approximates fair value, due to the short maturities of these instruments.

Investments designed to meet obligations under the Executive Savings Plan are invested in securities traded in active markets and are recorded at unadjusted quoted prices.

Short-term investments, foreign currency exchange contracts and diesel fuel contracts are valued using broker quotations which include observable market information. TJX does not make adjustments to quotes or prices obtained from brokers or pricing services but does assess the credit risk of counterparties and will adjust final valuations when appropriate. Where independent pricing services provide fair values, TJX obtains an understanding of the methods used in pricing. As such, these instruments are classified within Level 2.

Note F. Segment Information

TJX operates four business segments. In the United States, TJX’s two segments are Marmaxx (T.J. Maxx and Marshalls stores) and HomeGoods. The TJX Canada segment operates stores in Canada (Winners, HomeSense and Marshalls), and the TJX Europe segment operates stores in Europe (T.K. Maxx and HomeSense). A.J. Wright ceased to be a segment following its consolidation. TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered alternatives to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
	July 28,	July 30,
In thousands	2012	2011
Net sales:
U.S. segments:
Marmaxx	$3,976,051	$3,653,586
HomeGoods	597,714	515,309
International segments:
TJX Canada	660,703	637,691
TJX Europe	711,091	661,688

	$5,945,559	$5,468,274

Segment profit:
U.S. segments:
Marmaxx	$581,379	$478,922
HomeGoods	60,531	37,472
International segments:
TJX Canada	92,661	92,309
TJX Europe	24,724	7,322

	759,295	616,025

General corporate expense	67,323	47,479
Interest expense, net	9,182	9,109

Income before provision for income taxes	$682,790	$559,437

Financial information on TJX’s business segments (continued):

	Twenty-Six Weeks Ended
In thousands	July 28, 2012	July 30, 2011
Net sales:
U.S. segments:
Marmaxx	$7,865,109	$7,178,795
HomeGoods	1,193,436	1,018,592
A.J. Wright (1)	—	9,229
International segments:
TJX Canada	1,300,912	1,229,760
TJX Europe	1,384,188	1,252,193

	$11,743,645	$10,688,569

Segment profit (loss):
U.S. segments:
Marmaxx	$1,186,007	$969,903
HomeGoods	129,964	82,931
A.J. Wright (1)	—	(49,291)
International segments:
TJX Canada	163,726	128,392
TJX Europe	36,453	(23,993)

	1,516,150	1,107,942

General corporate expense	133,946	100,833
Interest expense, net	18,009	18,026

Income before provision for income taxes	$1,364,195	$989,083

(1)	The consolidation of the A.J. Wright segment was completed in fiscal 2012 (see Note B).

Note G. Pension Plans and Other Retirement Benefits

Presented below is financial information related to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown.

	Pension (Funded Plan)		Pension (Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Service cost	$9,825	$8,250	$339	$267
Interest cost	10,263	9,453	570	625
Expected return on plan assets	(13,926)	(12,260)	—	—
Amortization of prior service cost	—	—	1	1
Recognized actuarial losses	7,097	2,313	475	207

Total expense	$13,259	$7,756	$1,385	$1,100

	Pension (Funded Plan)		Pension (Unfunded Plan)
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
In thousands	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Service cost	$19,651	$16,500	$679	$533
Interest cost	20,525	18,906	1,140	1,249
Expected return on plan assets	(27,853)	(24,519)	—	—
Amortization of prior service cost	—	—	2	2
Recognized actuarial losses	14,195	4,626	950	414

Total expense	$26,518	$15,513	$2,771	$2,198

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

Note H. Long-Term Debt and Credit Lines

At July 28, 2012, TJX had outstanding, $375 million aggregate principal amount of 6.95% ten-year notes due April 2019 and $400 million aggregate principal amount of 4.20% six-year notes due August 2015. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 6.95% notes and $250 million of the 4.20% notes prior to the issuance of the notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 7.00% for the 6.95% notes and 4.19% for the 4.20% notes.

At July 28, 2012, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. The agreement maturing in 2017 replaced a revolving credit agreement maturing in May 2013. As of July 28, 2012 and July 30, 2011 and during the six-month periods then ended, there were no amounts outstanding under these facilities. The agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016 at July 28, 2012. These rates are based on the credit ratings of TJX’s long-term debt and would vary with changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings.

As of July 28, 2012 and July 30, 2011, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of July 28, 2012 and July 30, 2011, there were no amounts outstanding on the Canadian credit line for operating expenses and there were no short-term borrowings during those six-month periods. As of July 28, 2012 and July 30, 2011, TJX Europe had a credit line of £20 million. As of July 28, 2012 and July 30, 2011 there were no amounts outstanding under this U.K. credit line and there were no borrowings during those six-month periods.

Note I. Income Taxes

TJX had net unrecognized tax benefits of $119.5 million as of July 28, 2012, $116.6 million as of January 28, 2012 and $126.3 million as of July 30, 2011. The effective income tax rate was 38.3% for the fiscal 2013 second quarter and 37.7% for last year’s second quarter. The effective income tax rate for the six months ended July 28, 2012 was 38.4% as compared to 37.9% for last year’s comparable period. The increases in the income tax rates for both the second quarter and year-to-date periods of fiscal 2013 were primarily due to the expiration of the legislation allowing for the U.S. Work Opportunity Tax credit, a difference in the mix of earnings between our domestic and foreign segments, and a lower tax benefit received in fiscal 2013 from the reduction in the United Kingdom statutory tax rate than received in fiscal 2012’s United Kingdom tax rate reduction.

TJX is subject to U.S. federal income tax as well as income tax in multiple states, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $35.1 million as of July 28, 2012, $33.0 million as of January 28, 2012 and $37.6 million as of July 30, 2011.

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

The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 28, 2012

Compared to

The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 30, 2011

Overview

We are the largest off-price retailer of apparel and home fashions in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices, every day. We operate over 2,900 stores through our four segments: in the U.S., Marmaxx (which operates T.J. Maxx and Marshalls) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX Europe (which operates T.K. Maxx and HomeSense in Europe).

Results of Operations

Our performance in the second quarter and first six months of fiscal 2013 was very strong. Our earnings per share and consolidated comparable store sales grew significantly. All of our segments in the U.S., Canada and Europe posted excellent results for both periods, with customer traffic up significantly. Highlights of our financial performance for the second quarter and six months ended July 28, 2012 include the following:

•

Same store sales increased 7% in the second quarter of fiscal 2013 over an increase of 4% in the fiscal 2012 second quarter. Same store sales increased 8% for the six-month period ending July 28, 2012 over last year’s 3% increase in the six months ended July 30, 2011. The fiscal 2013 increases were driven by a strong increase in customer traffic as well as a slight increase in the value of the average transaction.

•

Net sales increased 9% to $5.9 billion for the fiscal 2013 second quarter and increased 10% to $11.7 billion for the six-month period over last year’s comparable periods. At July 28, 2012, both stores in operation and selling square footage were up 4% compared to the same period in fiscal 2012.

•

Earnings per share for the second quarter of fiscal 2013 were $0.56 per diluted share, up 24% compared to $0.45 per diluted share in fiscal 2012. Earnings per share for the six-month period ended July 28, 2012 were $1.11 per diluted share, up 41% compared to $0.79 per diluted share in fiscal 2012, or up 32% compared to $0.84 adjusted* diluted earnings per share in the same period last year. Foreign currency exchange rates had an immaterial impact on earnings per share in this year’s second quarter versus a $0.01 positive impact in last year’s second quarter. Foreign currency exchange rates had a negative impact of $0.01 on earnings per share in the first six months of both fiscal 2013 and fiscal 2012.

•

Our pre-tax margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2013 was 11.5%, a 1.3 percentage point increase from 10.2% for the same period last year, primarily as a result of strong flow-through of our above-plan sales. For the six months ended July 28, 2012, our pre-tax margin was 11.6%, a 2.3 percentage point increase from 9.3% for the same period last year, and increased 1.7 percentage points from an adjusted 9.9% for the six months of fiscal 2012.

•

Our cost of sales ratio for the second quarter and the first six months of fiscal 2013 was 71.9%, a 0.8 percentage point improvement over the second quarter last year and a 1.0 percentage point improvement over last year’s first six months adjusted ratio. The improvements over last year were primarily due to increased merchandise margins.

•

Our selling, general and administrative expense ratio for the second quarter of fiscal 2013 decreased 0.4 percentage points to 16.5%. For the six months ended July 28, 2012, the selling, general and administrative expense ratio decreased 1.2 percentage points to 16.4% and decreased 0.6 percentage points compared to last year’s adjusted ratio. The improvements over last year were primarily driven by expense leverage on the above-plan same store sales.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers, were down 12% at the end of the second quarter of fiscal 2013.

•

During the second quarter of fiscal 2013, we repurchased 7.1 million shares of our common stock at a cost of $300 million. For the six months ended July 28, 2012 we repurchased 13.6 million shares of our common stock at a cost of $550 million. Earnings per share reflect the benefit of our stock repurchase programs. In the fiscal 2013 first quarter, we completed a $1 billion stock repurchase program authorized in February 2011 and commenced our 13th stock repurchase program for up to $2 billion. We expect to repurchase a total of approximately $1.2 to $1.3 billion of our common stock under these programs in fiscal 2013.

•

In the first quarter of fiscal 2013 we split our common stock on a two-for-one stock basis. All earnings per share data and related activity for periods prior to the two-for-one split have been adjusted to reflect the split.

*	Adjusted to exclude A.J. Wright consolidation. See “Adjusted Financial Measures” below.

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

Net sales: Consolidated net sales for the quarter ended July 28, 2012 totaled $5.9 billion, a 9% increase over consolidated net sales of $5.5 billion in the fiscal 2012 second quarter. The increase reflected a 7% increase in same store sales and a 3% increase in new store sales, offset by a 1% decrease from the negative impact of foreign currency exchange rates. This compares to sales growth of 8% in last year’s second quarter, which consisted of a 4% increase in same store sales, a 4% increase in new store sales, and a 2% increase from the benefit of foreign currency exchange rates, offset in part by a 2% decrease due to the elimination of sales from stores operating under the A.J. Wright banner. (The fiscal 2012 sales from A.J. Wright stores converted to other banners are included in new store sales.)

Consolidated net sales for the six months ended July 28, 2012 totaled $11.7 billion, a 10% increase over $10.7 billion in last year’s comparable period. The increase reflected an 8% increase in same store sales, a 3% increase in new store sales, offset by a 1% decrease from the negative impact of foreign currency exchange rates. This compares to sales growth of 6% in the six month period of fiscal 2012, which reflected a 4% increase from new store sales, a 3% increase in same store sales and a 2% increase from the benefit of foreign currency exchange rates, offset in part by a 3% decrease due to the elimination of sales from stores operating under the A.J. Wright banner.

Our consolidated store count and selling square footage as of July 28, 2012 each increased 4% as compared to the end of the second quarter last year.

Same store sales increases for the both the second quarter and first six months of fiscal 2013 reflected a significant increase in customer traffic. Although there was generally broad –based strength in both apparel and home fashion categories, same store sales of our men’s, juniors’ and misses’ were particularly strong. Geographically, same store sales increases were strong throughout the U.S., and our foreign segments both posted same store sales increases, with TJX Europe above the consolidated average and TJX Canada slightly below the consolidated average.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance. We measure customer traffic by the number of transactions at our comparable stores.

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales on an “as reported” and “as adjusted” basis:

	Percentage of Net Sales Thirteen Weeks Ended July 28, 2012	Percentage of Net Sales Thirteen Weeks Ended July 30, 2011
	As reported	As reported
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.9	72.7
Selling, general and administrative expenses	16.5	16.9
Interest expense, net	0.2	0.2

Income before provision for income taxes*	11.5%	10.2%

Diluted Earnings per share – Net Income	$0.56	$0.45

	Percentage of Net Sales Twenty-Six Weeks Ended July 28, 2012	Percentage of Net Sales Twenty-Six Weeks Ended July 30, 2011
	As reported	As reported	As Adjusted**
Net sales	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.9	73.0	72.9
Selling, general and administrative expenses	16.4	17.6	17.0
Interest expense, net	0.2	0.2	0.2

Income before provision for income taxes*	11.6%	9.3%	9.9%

Diluted Earnings per share – Net Income	$1.11	$0.79	$0.84

*	Figures may not foot due to rounding
**	See “Adjusted Financial Measures” below.

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

•

Inventory hedges: We routinely enter into inventory-related hedging instruments designed to mitigate the impact of foreign currency exchange rates on merchandise margins when our divisions, principally in Europe and Canada, purchase goods in currencies other than their local currencies. As we have not elected “hedge accounting” as defined by GAAP, for these instruments, we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect cost of sales, operating margins and earnings.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales improved 0.8 percentage points to 71.9% for the second quarter of fiscal 2013 as compared to the same period last year. The improvement in this ratio for fiscal 2013 was primarily driven by an increase in merchandise margin of 1.1 percentage points. This ratio also reflected expense leverage on occupancy costs, offset by increased administrative costs (primarily incentive compensation accruals) and a negative impact of 0.1 percentage points due to the year-over-year change in the mark-to-market adjustment of inventory hedges. The increase in incentive compensation accruals was a result of our above-plan results through the first six months and expectations for the fiscal year. Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 1.1 percentage point (1.0 percentage points on an adjusted basis) to 71.9% for the six months ended July 28, 2012 as compared to the same period last year. The decrease in this ratio was primarily due to the increase in merchandise margin of 1.0 percentage points. This ratio also reflected expense leverage on occupancy costs partially offset by increased administrative costs (primarily incentive compensation accruals).

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, decreased 0.4 percentage point to 16.5% for the quarter ended July 28, 2012 as compared to the same period last year, primarily due to expense leverage on our strong same store sales increase, particularly store payroll costs. The benefit of expense leverage was partially offset by costs associated with our growth initiatives (primarily for technology initiatives, data center and e-commerce development), as well as development of talent and increased accruals for incentive compensation.

Selling, general and administrative expenses, as a percentage of net sales, decreased 1.2 percentage points (0.6 percentage points on an adjusted basis) to 16.4% for the six months ended July 28, 2012 as compared to the same period last year. The improvement in the fiscal 2013 selling, general and administrative expense ratios was primarily due to expense leverage on our strong same store sales increase, particularly store payroll costs, partially offset by increased costs this year related to our growth initiatives. We anticipate general corporate expenses, which were up significantly in the first six months of fiscal 2013 to moderate in the remainder of the fiscal year on a year-over-year basis.

Interest expense, net: Interest expense, net for both the second quarter and six months of fiscal 2013 were relatively flat compared to the same periods last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
Dollars in thousands	2012	2011	2012	2011
Interest expense	$13,062	$12,314	$25,397	$24,435
Capitalized interest	(988)	(996)	(1,731)	(1,655)
Interest (income)	(2,892)	(2,209)	(5,657)	(4,754)

Interest expense, net	$9,182	$9,109	$18,009	$18,026

Income taxes: The effective income tax rate was 38.3% for the second quarter this year, compared to the 37.7% effective income tax rate for last year’s second quarter. The effective income tax rate for the six months ended July 28, 2012 was 38.4% as compared to 37.9% for last year’s comparable period. The increases for both periods were primarily due to the expiration of the legislation allowing for the U.S. Work Opportunity Tax credit, a difference in the mix of earnings between our domestic and foreign segments, and a lower tax benefit received in fiscal 2013 from the reduction in the United Kingdom statutory tax rate than received in fiscal 2012’s United Kingdom tax rate reduction.

Net income and net income per share: Net income for the second quarter of fiscal 2013 was $421.1 million, or $0.56 per diluted share, versus $348.3 million, or $0.45 per diluted share, in last year’s second quarter. Foreign currency translation had an immaterial impact in the second quarter of fiscal 2013 compared to a $0.01 benefit in the same period last year. Net income for the six months ended July 28, 2012 was $840.3 million, or $1.11 per diluted share, compared to $614.3 million, or $0.79 per diluted share in the same period last year. Adjusted diluted earnings per share for the first six months of fiscal 2013 increased 32% over the adjusted $0.84 last year.

Our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. During the second quarter of fiscal 2013, we repurchased 7.1 million shares of our common stock at a cost of $300 million. For the first six months of fiscal 2013, we repurchased 13.6 million shares of our common stock at a cost of $550 million.

Adjusted Financial Measures: In addition to presenting certain financial measures for the first six months of fiscal 2012 in conformity with GAAP, we are also presenting them on an “adjusted” basis. We adjusted consolidated financial measures to exclude the effect of the A.J. Wright consolidation, including closing costs and additional operating losses related to the A.J. Wright stores closed in the first quarter of fiscal 2012 and the costs incurred by the Marmaxx and HomeGoods segments in that quarter to convert former A.J. Wright stores to their banners and hold grand re-opening events for these stores. Reconciliations of each of the adjusted financial measures for the fiscal 2012 six-month period to the financial measures in accordance with GAAP are provided below.

	Twenty-Six Weeks Ended July 30, 2011 As reported				Twenty-Six Weeks Ended July 30, 2011 As adjusted
Dollars in millions, except per share data	U.S.$	% of Net Sales	Adjustments		U.S.$*	% of Adjusted Net Sales
Net sales	$10,689		$(9	)(1)	$10,679
Cost of sales, including buying and occupancy costs	7,803	73.0%	(16	)(2)	7,787	72.9%
Gross profit margin	—	27.0%			—	27.1%
Selling, general and administrative expenses	1,878	17.6%	(63	)(3)	1,816	17.0%
Income before provision for income taxes	$989	9.3%	$69		$1,058	9.9%
Diluted earnings per share-Net Income	$0.79		$0.05	(4)	$0.84

*	Figures may not cross-foot due to rounding.
(1)	Sales of A.J. Wright stores prior to closing.
(2)	Cost of sales, including buying and occupancy costs of A.J. Wright prior to closing ($15 million) and applicable conversion costs of A.J. Wright stores converted to Marmaxx and HomeGoods banners ($1 million).
(3)	Operating costs of A.J. Wright prior to closing and costs to close A.J. Wright stores not converted to other banners ($44 million) and applicable conversion and grand re-opening costs for A.J. Wright stores converted to Marmaxx and HomeGoods banners ($19 million).
(4)	Impact on earnings per share (computed using the effective income tax rate) of operating loss and closing costs of A.J. Wright stores ($0.04 per share) and conversion and grand re-opening costs at Marmaxx and HomeGoods ($0.02 per share), which together round to $0.05 per share.

We also adjusted the segment profit of our Marmaxx and HomeGoods segments to reflect the costs incurred to convert A.J. Wright stores to those banners and to hold grand re-openings in the first quarter of fiscal 2012. A reconciliation of adjusted segment margin, a non-GAAP financial measure, to segment margin as reported in accordance with GAAP for each of these segments is as follows:

	Twenty-Six Weeks Ended July 30, 2011 As reported				Twenty-Six Weeks Ended July 30, 2011 As adjusted
	U.S.$ in Millions	% of Net Sales	Adjustments		U.S.$ in Millions	% of Net Sales
Marmaxx segment profit	$970	13.5%	17	(1)	$987	13.7%

HomeGoods segment profit	$83	8.1%	3	(2)	$86	8.5%

(1)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a T.J. Maxx or Marshalls store.
(2)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a HomeGoods store.

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

Segment information: We operate four business segments. In the United States, our two segments are Marmaxx (T.J. Maxx and Marshalls stores) and HomeGoods. Our TJX Canada segment operates our stores in Canada (Winners, HomeSense and Marshalls), and our TJX Europe segment operates our stores in Europe (T.K. Maxx and HomeSense). (A.J. Wright ceased to be a segment following its consolidation.) We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
Dollars in millions	2012	2011	2012	2011
Net sales	$3,976.1	$3,653.6	$7,865.1	$7,178.8
Segment profit	$581.4	$478.9	$1,186.0	$969.9
Segment profit as a percentage of net sales	14.6%	13.1%	15.1%	13.5%
Adjusted segment profit as a percentage of net sales*	n/a	n/a	n/a	13.7%
Percent increase in same store sales	7%	5%	7%	5%
Stores in operation at end of period
T.J. Maxx			1,005	963
Marshalls			891	875

Total Marmaxx			1,896	1,838

Selling square footage at end of period (in thousands)
T.J. Maxx			23,311	22,439
Marshalls			22,091	21,767

Total Marmaxx			45,402	44,206

*	See “Adjusted Financial Measures” above.

Net sales for Marmaxx increased 9% for the second quarter of fiscal 2013 and increased 10% for the six-month period as compared to the comparable periods last year. Same store sales for Marmaxx were up 7% in both the second quarter and the first six months of fiscal 2013, on top of a 5% increase for the comparable periods last year.

Same store sales growth at Marmaxx for both the second quarter and six-months ended July 28, 2012 were driven by significant growth in customer traffic. Geographically, same store sales were strong throughout the country with Florida and the Midwest performing above the chain average. Additionally, sales were strong in both apparel and home fashions.

Segment profit margin increased to 14.6% for the second quarter of fiscal 2013 compared to 13.1% for the same period last year. The improvements in segment profit for the second quarter were primarily due to an increase of 0.7 percentage points in merchandise margin, as well as expense leverage on the strong same store sales growth, particularly in occupancy and store payroll costs. Segment margin increased to 15.1% for the six months ended July 28, 2012 compared to 13.5% for the same period last year. On an adjusted basis, segment margin increased 1.4 percentage points. The improvement in segment profit for the six month period was primarily due to increase of 0.4 percentage points in merchandise margin, as well as expense leverage on the strong same store sales growth, particularly in occupancy and store payroll costs.

We believe our store remodel program has benefited our sales in this segment. As a result of the remodel program and our new store openings we expect to have approximately 75% of Marmaxx’s stores in the new prototype by the end of the fiscal year.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
Dollars in millions	2012	2011	2012	2011
Net sales	$597.7	$515.3	$1,193.4	$1,018.6
Segment profit	$60.5	$37.5	$130.0	$82.9
Segment profit as a percentage of net sales	10.1%	7.3%	10.9%	8.1%
Adjusted segment profit as a percentage of net sales*	n/a	n/a	n/a	8.5%
Percent increase in same store sales	9%	3%	9%	4%
Stores in operation at end of period			393	366
Selling square footage at end of period (in thousands)			7,774	7,231

*	See “Adjusted Financial Measures” above.

HomeGoods net sales increased 16% in the second quarter of fiscal 2013 compared to the same period last year, and 17% for the six months of fiscal 2013 over the same period last year. Same store sales increased 9% for both the second quarter and six months ended July 28, 2012, driven by continued growth in customer traffic, and on top of same store sales increases of 3% in last year’s second quarter and 4% in last year’s six-month period.

Segment margin increased to 10.1% for the second quarter of fiscal 2013 compared to 7.3% for the same period last year. Segment profit margin for the six months ended July 28, 2012 increased 2.8 percentage points to 10.9%, compared to 8.1% for the same period last year. On an adjusted basis, segment margin increased 2.4 percentage points for the six month period. The growth in segment margin for both the quarter and year-to-date periods was driven by expense leverage on most expense categories as a result of strong same store sales growth, as well as an increase in merchandise margin.

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

International Segments:

TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
U.S. Dollars in millions	2012	2011	2012	2011
Net sales	$660.7	$637.7	$1,300.9	$1,229.8
Segment profit	$92.7	$92.3	$163.7	$128.4
Segment profit as a percentage of net sales	14.0%	14.5%	12.6%	10.4%
Percent increase (decrease) in same store sales	5%	(3)%	6%	(3)%
Stores in operation at end of period
Winners			220	216
HomeSense			87	82
Marshalls			12	5

Total			319	303

Selling square footage at end of period (in thousands)
Winners			5,076	4,995
HomeSense			1,682	1,594
Marshalls			312	132

Total			7,070	6,721

Net sales for TJX Canada increased 4% for the second quarter and increased 6% for the six-month period ended July 28, 2012 compared to the respective periods last year. Currency exchange translation negatively impacted second quarter sales growth by approximately 5 percentage points and negatively impacted six-month sales growth by approximately 4 percentage points, as compared to the respective periods last year. Same store sales increased 5% for the second quarter of fiscal 2013 and 6% for the six-months ended July 28, 2012

Due to the effects of foreign currency, segment profit decreased to 14.0% for the second quarter ended July 28, 2012 compared to 14.5% last year. Segment profit margin for this year’s second quarter benefited from improvement in merchandise margin and expense leverage on same store sales growth over the prior year’s quarter, but foreign currency negatively affected the year-over-year comparison by 1.3 percentage points. The negative impact due to foreign currency included a $5 million decrease in this year’s second quarter segment profit due to foreign currency translation and the mark-to-market adjustment on inventory-related hedges which, on a year-over-year comparison, negatively impacted this year’s second quarter segment profit by $8 million.

Segment profit increased $35.3 million to $163.7 million for the fiscal 2013 six-month period. The impact of foreign currency translation decreased segment profit by $6 million in the fiscal 2013 six-month period and the mark-to-market adjustment on inventory-related hedges decreased segment profit by $2 million in the first six months of fiscal 2013, compared to a decrease of $7 million in the same period last year. The increase in segment margin for the six months ended July 28, 2012 as compared to last year’s six-month period was primarily due to improvement in merchandise margin and expense leverage on the same store sales, primarily occupancy costs.

TJX Europe

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
U.S. Dollars in millions	2012	2011	2012	2011
Net sales	$711.1	$661.7	$1,384.2	$1,252.2
Segment profit (loss)	$24.7	$7.3	$36.5	$(24.0)
Segment profit (loss) as a percentage of net sales	3.5%	1.1%	2.6%	(1.9)%
Percent increase (decrease) in same store sales	10%	0%	11%	(2)%
Stores in operation at end of period
T.K. Maxx			338	322
HomeSense			24	24

Total			362	346

Selling square footage at end of period (in thousands)
T.K. Maxx			7,741	7,384
HomeSense			402	402

Total			8,143	7,786

Net sales for TJX Europe increased 7% for the second quarter of fiscal 2013 and 11% for the six months ended July 28, 2012 compared to the same periods last year. Currency translation negatively impacted the fiscal 2013 results for both periods, decreasing net sales in the second quarter by $44 million and in the six-month period by $67 million. Same store sales increased 10% in the second quarter of fiscal 2013 compared to being flat a year earlier and increased 11% for the six months ended July 28, 2012, compared to being down 2% in the same period last year. We believe the improvement in fiscal 2013 primarily reflected the results of our improved execution of off-price fundamentals.

Segment profit for the second quarter of fiscal 2013 was $24.7 million compared to $7.3 million last year. The mark-to-market adjustment on inventory-related hedges increased segment profit in the second quarter by $3 million, compared to an increase of $2 million in the same period last year. For the six months ended July 28, 2012, segment profit was $36.5 million, compared to segment loss of $24.0 million in the same period last year. For the six months ended July 28, 2012, the impact of foreign currency translation decreased segment profit by $2 million and the mark-to-market adjustment on inventory-related hedges decreased segment profit by $1 million compared to $1 million increase of segment loss last year. The increases in segment margin for both the second quarter and six months ended July 28, 2012, as compared to last year’s comparable periods, were driven by strong growth in merchandise margin as well as expense leverage on the strong same store sales growth, primarily occupancy costs. These improvements were partially offset by an increase in the accrual for our incentive compensation plans as a result of our above-plan results and estimates for the full year.

General corporate expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
Dollars in millions	2012	2011	2012	2011
General corporate expense	$67.3	$47.5	$133.9	$100.8

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The increase in general corporate expense for this year’s second quarter and year-to-date period over the prior year’s comparable periods was primarily due to our investment in systems and costs related to initiatives in support of our growth as well as an increase in the accrual for our incentive compensation plans. General corporate expense for the six months ended July 28, 2012 also included a $10 million contribution to The TJX Foundation made in the first quarter of fiscal 2013.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $1,308 million for the six months ended July 28, 2012, an increase of $982 million from the $326 million provided in the six months ended July 30, 2011. Net income plus the non-cash impact of depreciation provided cash of $1,087 million in the first six months of fiscal 2013 compared to $851 million in the same period last year, an increase of $236 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a source of cash of $159 million in the first six months of fiscal 2013 compared to a use of cash of $352 million in fiscal 2012. This favorable impact on cash in the first six months of fiscal 2013 was a result a reduction in consolidated inventories on a per store basis, including inventories in the warehouses than in the same period a year earlier. Changes in current income taxes payable decreased cash by $10 million in the first six months of fiscal 2013 compared to a decrease of $67 million in the same period in fiscal 2012, which reflected the higher income tax provision for the fiscal 2013 six-month period as compared to last year. In addition this year’s cash flow was favorably impacted by $79 million due to the timing of rental payments and by $90 million due to the change in accrued expenses and other liabilities.

Investing activities in the first six months of fiscal 2013 primarily reflected property additions for new stores, store improvements and renovations and investment in our home office and our distribution network. Cash outflows for property additions amounted to $439 million in the six months ended July 28, 2012 and July 30, 2011. In the first quarter of fiscal 2013, we purchased additional office space for approximately $62.5 million, which was included in the above cash outflows. We anticipate that capital spending for fiscal 2013 will now approximate $1 billion, which includes the purchase of our Framingham home office early in the third quarter of fiscal 2013. We also purchased short-term investments that had initial maturities in excess of 90 days which, per our policy, are not classified as cash on the balance sheets presented. In the first six months of fiscal 2013, we purchased $137 million in these short-term investments, compared to $56 million in the same period in fiscal 2012. Additionally, $54 million of these short-term investments were sold or matured during the six months of fiscal 2013 and fiscal 2012.

Cash flows from financing activities resulted in cash outflows of $667 million in the first six months of fiscal 2013, compared to cash outflows of $671 million in the same period last year. We spent $550 million to repurchase and retire 13.6 million shares in fiscal 2013 and $673 million to repurchase and retire 26.2 million shares in the same period of fiscal 2012 under our stock repurchase programs. We record the purchase of our stock on a settlement basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. As of July 28, 2012, $1,675 million was available for purchase under the stock repurchase program announced in February 2012. We currently plan to repurchase a total of approximately $1.2 billion to $1.3 billion of stock under our stock repurchase programs in fiscal 2013. We determine the timing and amount of repurchases based on our assessment of various factors, including, among others, excess cash flow, liquidity, economic and market conditions, business needs, including result of and prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $61 million of proceeds from the exercise of stock options in the first six months of fiscal 2013 versus $111 million in proceeds in last year’s first quarter. Dividends paid on common stock in the first six months of fiscal 2013 were $156 million versus $132 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note H to the consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Recently Issued Accounting Pronouncements

As discussed in Note A to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, there were no recently issued accounting standards which we expect to have a material impact on our consolidated financial statements.

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: buying and inventory management; operational expansion and management of large size and scale; customer trends and preferences; market, banner, geographic and category expansion; marketing, advertising and promotional programs; competition; personnel recruitment and retention; global economic conditions and consumer spending; data security; information systems and technology; seasonal influences; adverse or unseasonable weather; serious disruptions and catastrophic events; corporate and banner reputation; merchandise quality and safety; international operations; merchandise importing; commodity pricing; foreign currency exchange rates; fluctuations in quarterly operating results; market expectations; acquisitions and divestitures; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation, legal matters and proceedings; tax matters; real estate activities; cash flow and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our

Form 10-K for the fiscal year ended January 28, 2012.

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 28, 2012 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended July 28, 2012 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2013 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1) (a)	Average Price Paid Per Share (2) (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(3) (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)
April 29, 2012 through May 26, 2012	2,181,785	$41.25	2,181,785	$1,884,597,377

May 27, 2012 through June 30 2012	2,852,182	$42.03	2,852,182	$1,764,718,419

July 1, 2012 through July 28, 2012	2,034,377	$44.24	2,034,377	$1,674,718,470

Total:	7,068,344		7,068,344

(1)	Consists of shares repurchased under publicly announced stock repurchase programs.
(2)	Average price paid per share includes commissions for the shares repurchased under stock repurchase programs.
(3)	During the first quarter of fiscal 2013, we completed a $1 billion stock repurchase program announced in February 2011 and initiated a $2 billion stock repurchase program announced in February 2012. Under this new program, we repurchased a total of 7.7 million shares of common stock (including 7.1 million in shares in the second quarter) at a cost of $325 million.

Item 6. Exhibits

10.1	Employment Agreement dated as of June 13, 2012 between Bernard Cammarata and The TJX Companies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 24, 2012	By /s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Employment Agreement dated as of June 13, 2012 between Bernard Cammarata and The TJX Companies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10- Q for the quarter ended July 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.