Form 10-Q
period 2012-10-27
TJX COMPANIES INC /DE/
filed 2012-11-29
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 27, 2012

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

The number of shares of registrant’s common stock outstanding as of October 27, 2012: 729,252,705

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011

Net sales	$6,410,913	$5,793,128

Cost of sales, including buying and occupancy costs	4,566,073	4,166,587
Selling, general and administrative expenses	1,090,282	954,238
Interest expense, net	6,089	8,551

Income before provision for income taxes	748,469	663,752
Provision for income taxes	286,918	257,265

Net income	$461,551	$406,487

Basic earnings per share:
Net income	$0.63	$0.54
Weighted average common shares – basic	731,575	754,273

Diluted earnings per share:
Net income	$0.62	$0.53
Weighted average common shares – diluted	745,741	766,052

Cash dividends declared per share	$0.115	$0.095

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011

Net sales	$18,154,558	$16,481,697

Cost of sales, including buying and occupancy costs	13,006,874	11,969,880
Selling, general and administrative expenses	3,010,922	2,832,405
Interest expense, net	24,098	26,577

Income before provision for income taxes	2,112,664	1,652,835
Provision for income taxes	810,821	632,059

Net income	$1,301,843	$1,020,776

Basic earnings per share:
Net income	$1.77	$1.33
Weighted average common shares – basic	736,846	764,648

Diluted earnings per share:
Net income	$1.73	$1.31
Weighted average common shares – diluted	751,034	776,978

Cash dividends declared per share	$0.345	$0.285

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

AMOUNTS IN THOUSANDS

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011

Net income	$461,551	$406,487
Other comprehensive income, net of related tax effects:
Foreign currency translation adjustments	31,096	(37,851)
Recognition of prior service cost and deferred gains/losses	2,971	1,639

Total comprehensive income	$495,618	$370,275

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011

Net income	$1,301,843	$1,020,776
Other comprehensive income, net of related tax effects:
Foreign currency translation adjustments	16,640	5,446
Recognition of prior service cost and deferred gains/losses	11,021	3,624

Total comprehensive income	$1,329,504	$1,029,846

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	October 27, 2012	January 28, 2012	October 29, 2011

ASSETS
Current assets:
Cash and cash equivalents	$1,641,915	$1,507,112	$956,932
Short-term investments	200,986	94,691	71,737
Accounts receivable, net	238,251	204,304	235,975
Merchandise inventories	3,297,119	2,950,523	3,706,022
Prepaid expenses and other current assets	231,756	270,133	366,183
Current deferred income taxes, net	84,638	105,869	81,202

Total current assets	5,694,665	5,132,632	5,418,051

Property at cost:
Land and buildings	529,859	349,778	344,880
Leasehold costs and improvements	2,482,837	2,311,813	2,300,188
Furniture, fixtures and equipment	3,718,976	3,426,966	3,406,787

Total property at cost	6,731,672	6,088,557	6,051,855
Less accumulated depreciation and amortization	3,676,003	3,382,180	3,352,877

Net property at cost	3,055,669	2,706,377	2,698,978

Property under capital lease, net of accumulated amortization of $23,824 and $23,266, at January 28, 2012 and October 29, 2011, respectively	—	8,748	9,306
Other assets	241,809	253,913	224,687
Goodwill and tradename, net of amortization	179,946	179,935	179,958

TOTAL ASSETS	$9,172,089	$8,281,605	$8,530,980

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$—	$2,970	$2,912
Accounts payable	2,059,200	1,645,324	2,048,362
Accrued expenses and other current liabilities	1,513,038	1,364,705	1,328,226
Federal, foreign and state income taxes payable	26,753	50,424	—

Total current liabilities	3,598,991	3,063,423	3,379,500

Other long-term liabilities	920,859	861,768	720,399
Non-current deferred income taxes, net	411,314	362,501	462,384
Obligation under capital lease, less portion due within one year	—	10,147	10,912
Long-term debt, exclusive of current installments	774,533	774,476	774,457

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 729,252,705; 746,702,028 and 754,280,240, respectively	729,253	746,702	754,280
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(164,914)	(192,575)	(82,685)
Retained earnings	2,902,053	2,655,163	2,511,733

Total shareholders’ equity	3,466,392	3,209,290	3,183,328

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,172,089	$8,281,605	$8,530,980

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011

Cash flows from operating activities:
Net income	$1,301,843	$1,020,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372,367	356,943
Loss on property disposals	4,298	4,498
Deferred income tax provision	62,102	197,286
Share-based compensation	49,600	49,799
Excess tax benefits from share-based compensation	(43,901)	(34,063)
Changes in assets and liabilities:
(Increase) in accounts receivable	(33,367)	(35,518)
(Increase) in merchandise inventories	(336,998)	(931,492)
Decrease (increase) in prepaid expenses and other current assets	47,333	(106,999)
Increase in accounts payable	407,015	358,899
Increase (decrease) in accrued expenses and other liabilities	253,921	(46,695)
Other	(4,250)	(2,604)

Net cash provided by operating activities	2,079,963	830,830

Cash flows from investing activities:
Property additions	(775,597)	(661,419)
Purchase of short-term investments	(262,523)	(112,826)
Sales and maturities of short-term investments	155,480	117,696
Proceeds from sale of fixed assets	7,035	10,647
Proceeds from repayments on note receivable	27,455	747

Net cash (used in) investing activities	(848,150)	(645,155)

Cash flows from financing activities:
Cash payments for debt issuance expenses	(1,316)	(2,299)
Payments on capital lease obligation	(1,456)	(2,021)
Cash payments for repurchase of common stock	(1,004,432)	(974,756)
Proceeds from issuance of common stock	100,944	168,004
Excess tax benefits from share-based compensation	43,901	34,063
Cash dividends paid	(240,316)	(203,518)

Net cash (used in) financing activities	(1,102,675)	(980,527)

Effect of exchange rate changes on cash	5,665	10,033

Net increase (decrease) in cash and cash equivalents	134,803	(784,819)
Cash and cash equivalents at beginning of year	1,507,112	1,741,751

Cash and cash equivalents at end of period	$1,641,915	$956,932

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional	Accumulated Other
	Shares	Par Value $1	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total

Balance, January 28, 2012	746,702	$746,702	$—	$(192,575)	$2,655,163	$3,209,290
Comprehensive income:
Net income	—	—	—	—	1,301,843	1,301,843
Foreign currency translation adjustments	—	—	—	16,640	—	16,640
Recognition of prior service cost and deferred gains/losses	—	—	—	11,021	—	11,021

Total comprehensive income						1,329,504
Cash dividends declared on common stock	—	—	—	—	(253,830)	(253,830)
Recognition of share-based compensation	—	—	49,600	—	—	49,600
Issuance of common stock under stock incentive plan and related tax effect	6,603	6,603	129,657	—	—	136,260
Common stock repurchased	(24,052)	(24,052)	(179,257)	—	(801,123)	(1,004,432)

Balance, October 27, 2012	729,253	$729,253	$—	$(164,914)	$2,902,053	$3,466,392

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

The January 28, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends February 2, 2013 (“fiscal 2013”) and is a 53-week fiscal year. Fiscal 2012 was a 52-week fiscal year.

Share-Based Compensation: Total share-based compensation expense was $19.7 million for the quarter ended October 27, 2012 and $18.1 million for the quarter ended October 29, 2011. Total share-based compensation expense was $49.6 million for the nine months ended October 27, 2012 and $49.8 million for the nine months ended October 29, 2011. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 2.2 million shares of common stock exercised during the quarter ended October 27, 2012 and options to purchase 6.3 million shares of common stock exercised during the nine months ended October 27, 2012, leaving options to purchase 38.8 million shares of common stock outstanding as of October 27, 2012.

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

As of October 27, 2012, TJX’s cash and cash equivalents held outside the U.S. was $828.4 million of which $317.9 million was held in countries where TJX has the intention to indefinitely reinvest any undistributed earnings.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories which results in a weighted average cost. TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $394.1 million at October 27, 2012, $395.9 million at January 28, 2012 and $504.3 million at October 29, 2011. Comparable amounts were reflected in accounts payable at those dates.

New Accounting Standards: There were no new accounting standards issued during the nine-month period ended October 27, 2012 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.

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

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of former business operations that TJX has either closed or sold. The reserve activity is presented below:

	Thirty-Nine Weeks Ended
In thousands	October 27, 2012	October 29, 2011

Balance at beginning of year	$45,381	$54,695
Additions to the reserve charged to net income:
A.J. Wright closing costs	16,000	32,686
Interest accretion	536	646
Charges against the reserve:
Lease-related obligations	(10,008)	(18,952)
Termination benefits and all other	(1,124)	(16,761)

Balance at end of period	$50,785	$52,314

During the third quarter of fiscal 2013 TJX increased this reserve by $16 million to reflect a change in the Company’s estimate of lease related obligations. In the first quarter of fiscal 2012, TJX increased the reserve by $33 million for the estimated cost of closing the A.J. Wright stores that remained open in fiscal 2012 and were not converted to other banners.

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

Note C. Capital Stock and Earnings Per Share

Capital Stock: On January 5, 2012, TJX announced that its Board of Directors approved a two-for-one stock split of its common stock in the form of a stock dividend. One additional share was paid for each share held by holders of record as of the close of business on January 17, 2012. The shares were distributed on February 2, 2012 and resulted in the issuance of 372 million shares of common stock. The balance sheets as of January 28, 2012 and October 29, 2011 have been adjusted to retroactively present the two-for-one stock split. Also, all historical per share amounts and references to common stock activity, as well as basic and diluted share amounts utilized in the calculation of earnings per share, have been adjusted to reflect the split.

During the quarter ended October 27, 2012, TJX repurchased and retired 8.9 million shares of its common stock at a cost of $400.0 million. For the nine months ended October 27, 2012, TJX repurchased and retired 22.5 million shares of its common stock at a cost of $949.9 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its stock repurchase programs of $1,004.4 million for the nine months ended October 27, 2012 and $974.8 million for the nine months ended October 29, 2011. These expenditures were funded primarily by cash generated from operations.

In April 2012, TJX completed the $1 billion stock repurchase program authorized by its Board of Directors in February 2011 under which TJX repurchased 32.3 million shares of common stock.

In February 2012, TJX announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to an additional $2 billion of TJX common stock from time to time. At October 27, 2012, on a “trade” basis, $1,274.7 million remained available for repurchase under this program. All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	October 27, 2012	October 29, 2011

Basic earnings per share
Net income	$461,551	$406,487
Weighted average common shares outstanding for basic EPS	731,575	754,273

Basic earnings per share	$0.63	$0.54

Diluted earnings per share
Net income	$461,551	$406,487

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	731,575	754,273
Assumed exercise/vesting of:
Stock options and awards	14,166	11,779

Weighted average common shares outstanding for diluted EPS	745,741	766,052

Diluted earnings per share	$0.62	$0.53

	Thirty-Nine Weeks Ended
In thousands, except per share data	October 27, 2012	October 29, 2011

Basic earnings per share
Net income	$1,301,843	$1,020,776
Weighted average common shares outstanding for basic EPS	736,846	764,648

Basic earnings per share	$1.77	$1.33

Diluted earnings per share
Net income	$1,301,843	$1,020,776

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	736,846	764,648
Assumed exercise/vesting of:
Stock options and awards	14,188	12,330

Weighted average common shares outstanding for diluted EPS	751,034	776,978

Diluted earnings per share	$1.73	$1.31

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 4.9 million such options excluded for the thirteen weeks and thirty-nine weeks ended October 27, 2012. There were no such options to exclude for the thirteen weeks ended October 29, 2011. There were 7.8 million such options excluded for the thirty-nine weeks ended October 29, 2011.

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

Diesel Fuel Contracts: During fiscal 2012 and the first nine months of fiscal 2013, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2013 and the first three quarters of fiscal 2014, based on the diesel fuel expected to be consumed by independent freight carriers transporting the Company’s inventory. The hedge agreements outstanding at October 27, 2012 relate to 49% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2013 and 29% of TJX’s estimated notional diesel requirements for the first three quarters of fiscal 2014. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2013 and the first three quarters of fiscal 2014.

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

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at October 27, 2012 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2013 and first half of fiscal 2014. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 27, 2012:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 27, 2012

Fair value hedges:

Intercompany balances, primarily short-term debt and related interest

		£40,000	C$	63,330	1.5833	(Accrued Exp)	$—	$(1,082)	$(1,082)

	zł	141,500	C$	42,120	0.2977	Prepaid Exp / (Accrued Exp)	72	(1,844)	(1,772)

		€44,281		£36,742	0.8297	Prepaid Exp / (Accrued Exp)	1,975	(163)	1,812

		€90,292	U.S.$	122,237	1.3538	Prepaid Exp	5,369	—	5,369

	U.S.$	85,389		£55,000	0.6441	Prepaid Exp	3,150	—	3,150

	zł	16,324		£3,131	0.1918	(Accrued Exp)	—	(61)	(61)

Economic hedges for which hedge accounting was not elected:

Diesel contracts	Fixed on 300K – 1.7M gal per month			Float on 300K – 1.7M gal per month	N/A	Prepaid Exp	1,832	—	1,832

Merchandise purchase commitments

	C$	346,351	U.S.$	348,853	1.0072	Prepaid Exp / (Accrued Exp)	2,888	(801)	2,087

	C$	6,130		€4,900	0.7993	Prepaid Exp	200	—	200

		£93,494	U.S.$	149,400	1.5980	Prepaid Exp / (Accrued Exp)	300	(1,462)	(1,162)

		£8,126		€10,000	1.2306	Prepaid Exp / (Accrued Exp)	53	(212)	(159)

	U.S.$	8,232		€6,543	0.7948	Prepaid Exp / (Accrued Exp)	240	(6)	234

Total fair value of financial instruments							$16,079	$(5,631)	$10,448

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 29, 2011:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 29, 2011

Fair value hedges:

Intercompany balances, primarily short-term debt and related interest

		£85,000	C$	134,892	1.5870	Prepaid Exp / (Accrued Exp)	$395	$(1,628)	$(1,233)

		€25,000		£21,265	0.8506	(Accrued Exp)	—	(1,094)	(1,094)

		€75,292	U.S.$	101,227	1.3445	Prepaid Exp / (Accrued Exp)	103	(5,375)	(5,272)

	U.S.$	85,894		£55,000	0.6403	Prepaid Exp	2,744	—	2,744

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 400K – 1.5M gal per month		Float on 400K – 1.5M gal per month	N/A	Prepaid Exp	775	—	775

Merchandise purchase commitments

	C$	303,058	U.S.$	309,945	1.0227	Prepaid Exp / (Accrued Exp)	6,128	(1,246)	4,882

	C$	6,173		€4,500	0.7290	Prepaid Exp	142	—	142

		£41,615	U.S.$	67,000	1.6100	Prepaid Exp / (Accrued Exp)	780	(899)	(119)

		£42,422		€49,000	1.1551	Prepaid Exp	878	—	878

	U.S.$	3,838		€2,693	0.7017	Prepaid Exp / (Accrued Exp)	5	(34)	(29)

Total fair value of financial instruments							$11,950	$(10,276)	$1,674

The impact of derivative financial instruments on the statements of income during the third quarter of fiscal 2013 and fiscal 2012 are as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	October 27, 2012	October 29, 2011
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$(7,227)	$(2,162)

Economic hedges for which hedge accounting was not elected:

Diesel fuel contracts	Cost of sales, including buying and occupancy costs	1,837	(975)

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	2,649	15,819

Gain (loss) recognized in income		$(2,741)	$12,682

The impact of derivative financial instruments on the statements of income during the first nine months of fiscal 2013 and fiscal 2012 are as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirty-Nine Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	October 27, 2012	October 29, 2011
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$6,038	$(3,140)

Economic hedges for which hedge accounting was not elected:

Diesel fuel contracts	Cost of sales, including buying and occupancy costs	134	28

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	118	7,927

Gain (loss) recognized in income		$6,290	$4,815

Note E. Disclosures about Fair Value of Financial Instruments

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	October 27, 2012	January 28, 2012	October 29, 2011
Level 1
Assets:
Executive Savings Plan investments	$94,037	$81,702	$79,139

Level 2
Assets:
Short-term investments	$200,986	$94,691	$71,737
Foreign currency exchange contracts	14,247	6,702	11,175
Diesel fuel contracts	1,832	1,698	775

Liabilities:
Foreign currency exchange contracts	$5,631	$4,217	$10,276

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of October 27, 2012 was $936.2 million versus a carrying value of $774.5 million. The fair value of long-term debt as of January 28, 2012 was $936.8 million versus a carrying value of $$774.5 million. The fair value of long-term debt as of October 29, 2011 was $916.1 million versus a carrying value of $774.5 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	October 27, 2012	October 29, 2011

Net sales:
U.S. segments:
Marmaxx	$4,161,409	$3,790,340
HomeGoods	637,514	551,066
International segments:
TJX Canada	768,967	705,061
TJX Europe	843,023	746,661

	$6,410,913	$5,793,128

Segment profit:
U.S. segments:
Marmaxx	$576,505	$501,559
HomeGoods	76,790	63,128
International segments:
TJX Canada	127,212	125,936
TJX Europe	76,840	42,391

	857,347	733,014

General corporate expense	102,789	60,711
Interest expense, net	6,089	8,551

Income before provision for income taxes	$748,469	$663,752

Financial information on TJX’s business segments (continued):

	Thirty-Nine Weeks Ended
In thousands	October 27, 2012	October 29, 2011

Net sales:
U.S. segments:
Marmaxx	$12,026,518	$10,969,135
HomeGoods	1,830,950	1,569,658
A.J. Wright (1)	—	9,229
International segments:
TJX Canada	2,069,879	1,934,821
TJX Europe	2,227,211	1,998,854

	$18,154,558	$16,481,697

Segment profit (loss):
U.S. segments:
Marmaxx	$1,762,512	$1,471,462
HomeGoods	206,754	146,059
A.J. Wright (1)	—	(49,291)
International segments:
TJX Canada	290,938	254,328
TJX Europe	113,293	18,398

	2,373,497	1,840,956

General corporate expense	236,735	161,544
Interest expense, net	24,098	26,577

Income before provision for income taxes	$2,112,664	$1,652,835

(1)	The consolidation of the A.J. Wright segment was completed in fiscal 2012 (see Note B).

Note G. Pension Plans and Other Retirement Benefits

Presented below is financial information related to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown.

	Pension (Funded Plan)		Pension (Unfunded Plan)
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Service cost	$11,709	$8,893	$407	$359
Interest cost	10,856	10,019	609	558
Expected return on plan assets	(13,216)	(12,275)	—	—
Amortization of prior service cost	—	—	1	1
Recognized actuarial losses	4,926	3,515	894	86

Expense related to current period	14,275	10,152	1,911	1,004
Correction of prior years pension accruals	22,317	—	—	—

Total expense	$36,592	$10,152	$1,911	$1,004

	Pension (Funded Plan)		Pension (Unfunded Plan)
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
In thousands	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Service cost	$31,359	$25,393	$1,086	$892
Interest cost	31,381	28,925	1,749	1,807
Expected return on plan assets	(41,068)	(36,794)	—	—
Amortization of prior service cost	—	—	2	3
Recognized actuarial losses	19,121	8,141	1,844	500

Expense related to current period	40,793	25,665	4,681	3,202
Correction of prior years pension accruals	22,317	—	—	—

Total expense	$63,110	$25,665	$4,681	$3,202

During the fiscal 2013 third quarter, TJX recorded an adjustment to its pension accrual to correct an understatement related to a computational error that commenced in fiscal 2008. The cumulative impact to correct the understatement of pension expense through the end of fiscal 2012 totaled $22.3 million and was recorded in the fiscal 2013 third quarter. Management evaluated the error and determined that there was no material impact on the current year or prior year financial statements as reported.

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

Note H. Long-Term Debt and Credit Lines

At October 27, 2012, TJX had outstanding $375 million aggregate principal amount of 6.95% ten-year notes due April 2019 and $400 million aggregate principal amount of 4.20% six-year notes due August 2015. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 6.95% notes and $250 million of the 4.20% notes prior to the issuance of the notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 7.00% for the 6.95% notes and 4.19% for the 4.20% notes.

At October 27, 2012, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. The agreement maturing in 2017 replaced a revolving credit agreement maturing in May 2013. As of October 27, 2012 and October 29, 2011 and during the nine-month periods then ended, there were no amounts outstanding under these facilities. The agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016 at October 27, 2012. These rates are based on the credit ratings of TJX’s long-term debt and would vary with changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings.

As of October 27, 2012 and October 29, 2011, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of October 27, 2012 and October 29, 2011, there were no amounts outstanding on the Canadian credit line for operating expenses and there were no short-term borrowings during the nine-month periods then ended. As of October 27, 2012 and October 29, 2011, TJX Europe had a credit line of £20 million. As of October 27, 2012 and October 29, 2011 there were no amounts outstanding under this U.K. credit line and there were no borrowings during the nine months then ended.

Note I. Income Taxes

TJX had net unrecognized tax benefits of $120.9 million as of October 27, 2012, $116.6 million as of January 28, 2012 and $125.1 million as of October 29, 2011. The effective income tax rate was 38.3% for the fiscal 2013 third quarter and 38.8% for last year’s third quarter. The decrease in the effective income tax rate for the third quarter was primarily due to the mix of earnings between the Company’s domestic and foreign segments. The effective income tax rate for the nine months ended October 27, 2012 was 38.4% as compared to 38.2% for last year’s comparable period. The increase in the income tax rate for the year-to-date period of fiscal 2013 was primarily due to the expiration of the legislation allowing for the U.S. Work Opportunity Tax credit, and the absence of favorable discrete items recognized in the third quarter of fiscal 2012, offset partially by the benefit of the mix of earnings between TJX’s domestic and foreign segments.

TJX is subject to U.S. federal income tax as well as income tax in multiple states, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $36.2 million as of October 27, 2012, $33.0 million as of January 28, 2012 and $37.9 million as of October 29, 2011.

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

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 27, 2012

Compared to

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 29, 2011

Overview

We are the largest off-price retailer of apparel and home fashions in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices, every day. We operate over 3,000 stores through our four segments: in the U.S., Marmaxx (which operates T.J. Maxx and Marshalls) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX Europe (which operates T.K. Maxx and HomeSense in Europe).

Results of Operations

Our third quarter and nine month performance for fiscal 2013 resulted in significant growth in our earnings per share and increases in our consolidated comparable store sales. All of our segments in the U.S., Canada and Europe posted increased same store sales and segment profit for both periods, with continued growth in customer traffic. Highlights of our financial performance for the third quarter and nine months ended October 27, 2012 include the following:

•

Same store sales increased 7% in the third quarter of fiscal 2013 over an increase of 3% in the fiscal 2012 third quarter. Same store sales increased 8% for the nine-month period ended October 27, 2012 over a 3% increase in the nine months ended October 29, 2011. The fiscal 2013 increases were due to a strong increase in customer traffic as well as a slight increase in the value of the average transaction.

•

Net sales increased 11% to $6.4 billion for the fiscal 2013 third quarter and increased 10% to $18.2 billion for the nine-month period over last year’s comparable period. At October 27, 2012, stores in operation were up 5% and selling square footage was up 4% compared to the same period in fiscal 2012.

•

Diluted earnings per share for the third quarter of fiscal 2013 were $0.62, up 17% compared to $0.53 in fiscal 2012. Diluted earnings per share for the nine-month period ended October 27, 2012 were $1.73, up 32% compared to $1.31 in fiscal 2012, or up 26% compared to $1.37 adjusted* diluted earnings per share in the same period last year. Earnings per share for both of the fiscal 2013 periods were reduced by $0.03 per share for two third quarter charges not related to current period operations: a $0.02 per share non-cash charge for the cumulative impact of a correction to our pension accrual for prior fiscal years and a $0.01 per share charge due to an adjustment to our reserve for former operations relating to closed stores. Foreign currency exchange rates had a neutral impact on earnings per share in this year’s third quarter and nine-month period compared to a $0.01 positive impact in both last year’s third quarter and nine-month periods.

•

Our pre-tax margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2013 was 11.7%, a 0.2 percentage point increase from 11.5% for the same period last year. This year’s third quarter margin was negatively impacted by 0.6 percentage points for the third quarter charges and by 0.2 percentage points due to the mark-to-market adjustment of inventory hedges. For the nine months ended October 27, 2012, our pre-tax margin was 11.6%, a 1.6 percentage point increase from 10.0% for the same period last year, and a 1.1 percentage point increase from an adjusted 10.5% for the nine months of fiscal 2012.

•

Our cost of sales ratio for the third quarter of fiscal 2013 was 71.2%, a 0.7 percentage point improvement over the third quarter last year. For the nine months ended October 27, 2012, the cost of sales ratio was 71.6%, a 1.0 percentage point improvement over last year’s first nine months adjusted ratio. The improvements over last year were primarily due to increased merchandise margins.

•

Our selling, general and administrative expense ratio for the third quarter of fiscal 2013 increased 0.5 percentage points to 17.0%. For the nine months ended October 27, 2012, the selling, general and administrative expense ratio decreased 0.6 percentage points to 16.6% and decreased 0.2 percentage points compared to last year’s adjusted ratio. The third quarter charges increased the fiscal 2013 expense ratios by 0.6 percentage points for the third quarter and 0.2 percentage points for the nine month period. In addition, our fiscal 2013 expense ratio reflected increased incentive compensation accruals due to our above-plan results as well as investments to support our growth.

•

Our consolidated average per store inventories, including inventory on hand at our distribution centers, were down 14% at the end of the third quarter of fiscal 2013 as compared to the prior year. The decrease reflected a reduction in the level of inventory carried in our stores.

•

During the third quarter of fiscal 2013, we repurchased 8.9 million shares of our common stock at a cost of $400 million. For the nine months ended October 27, 2012 we repurchased 22.5 million shares of our common stock at a cost of $950 million. Earnings per share reflect the benefit of our stock repurchase programs. In the fiscal 2013 first quarter, we completed a $1 billion stock repurchase program authorized in February 2011 and commenced our 13th stock repurchase program for up to $2 billion. We expect to repurchase a total of approximately $1.2 to $1.3 billion of our common stock under these programs in fiscal 2013.

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

Net sales: Consolidated net sales for the quarter ended October 27, 2012 totaled $6.4 billion, an 11% increase over consolidated net sales of $5.8 billion in the fiscal 2012 third quarter. The increase reflected a 7% increase in same store sales and a 4% increase in new store sales. Foreign currency exchange rates had a neutral impact on fiscal 2013 third quarter sales growth. This increase compares to sales growth of 5% in last year’s third quarter, which reflected a 3% increase in same store sales, a 3% increase in new store sales, and a 1% increase from the benefit of foreign currency exchange rates, offset in part by a 2% decrease due to the elimination of sales from stores operated under the A.J. Wright banner. (The fiscal 2012 sales from former A.J. Wright stores converted to other banners are included in new store sales.)

Consolidated net sales for the nine months ended October 27, 2012 totaled $18.2 billion, a 10% increase over $16.5 billion in last year’s comparable period. The increase reflected an 8% increase in same store sales, a 3% increase in new store sales, partially offset by a 1% decrease from the negative impact of foreign currency exchange rates. This compares to sales growth of 6% in the nine-month period of fiscal 2012, which reflected a 4% increase from new store sales, a 3% increase in same store sales and a 1% increase from the benefit of foreign currency exchange rates, offset in part by a 2% decrease due to the elimination of sales from stores operating under the former A.J. Wright banner.

As of October 27, 2012, our consolidated store count increased 5% and selling square footage increased 4% as compared to the end of the third quarter last year.

Same store sales increases for the both the third quarter and first nine months of fiscal 2013 were driven by a significant increase in customer traffic. Although there was broad-based strength in both apparel and home fashion categories, same store sales growth of our juniors’ and misses sportswear categories was particularly strong. Geographically, same store sales increases were strong throughout the U.S., and our foreign segments both posted same store sales increases, with TJX Europe above the consolidated average and TJX Canada below the consolidated average.

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

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales on an “as reported” basis and, for the nine-month period of fiscal 2012, on an “as adjusted” basis:

	Percentage of Net Sales Thirteen Weeks Ended October 27, 2012	Percentage of Net Sales Thirteen Weeks Ended October 29, 2011

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.2	71.9
Selling, general and administrative expenses	17.0	16.5
Interest expense, net	0.1	0.1

Income before provision for income taxes*	11.7%	11.5%

Diluted Earnings per share – Net Income	$0.62	$0.53

	Percentage of Net Sales Thirty-Nine Weeks Ended October 27, 2012	Percentage of Net Sales Thirty-Nine Weeks Ended October 29, 2011
	As reported	As reported	As Adjusted**

Net sales	100.0%	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.6	72.6	72.6
Selling, general and administrative expenses	16.6	17.2	16.8
Interest expense, net	0.1	0.2	0.2

Income before provision for income taxes*	11.6%	10.0%	10.5%

Diluted Earnings per share – Net Income	$1.73	$1.31	$1.37

*	Figures may not foot due to rounding
**	See “Adjusted Financial Measures” below.

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

•

Inventory hedges: We routinely enter into inventory-related hedging instruments designed to mitigate the impact of foreign currency exchange rates on merchandise margins when our divisions, principally in Europe and Canada, purchase goods in currencies other than their local currencies. As we have not elected “hedge accounting” as defined by GAAP for these instruments, we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect cost of sales, operating margins and earnings.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales improved 0.7 percentage points to 71.2% for the third quarter of fiscal 2013 as compared to the same period last year. The improvement in this ratio for fiscal 2013 was primarily driven by an increase in merchandise margin of 1.0 percentage points. This ratio also reflected expense leverage on occupancy costs, offset by increased administrative costs (primarily incentive compensation accruals) and a negative impact of 0.2 percentage points due to the year-over-year change in the mark-to-market adjustment of inventory hedges. The increased incentive compensation accruals resulted from our above-plan results through the first nine months of fiscal 2013.

Cost of sales, including buying and occupancy costs, as a percentage of net sales, decreased 1.0 percentage points to 71.6% for the nine months ended October 27, 2012 as compared to the same period last year. The decrease in this ratio was primarily due to the increase in merchandise margin of 1.0 percentage points. This ratio also reflected expense leverage on occupancy costs partially offset by increased administrative costs (primarily incentive compensation accruals).

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, increased 0.5 percentage points to 17.0% for the quarter ended October 27, 2012 as compared to the same period last year. Expense leverage on our same store sales increase was more than offset by a 0.6 percentage point increase due to the third quarter non-operating charges for the correction of our pension accrual and the charge to adjust our reserve for former operations as well as a 0.5 percentage point increase for increased incentive compensation accruals and investments to support our growth, including talent and infrastructure.

Selling, general and administrative expenses, as a percentage of net sales, decreased 0.6 percentage points (0.2 percentage points on an adjusted basis) to 16.6% for the nine months ended October 27, 2012 as compared to the same period last year. The improvement in the fiscal 2013 selling, general and administrative expense ratios was primarily due to expense leverage on our strong same store sales increase, particularly store payroll costs, partially offset by the third quarter charges, increased incentive compensation accruals and investments to support our growth.

Interest expense, net: Gross interest expense and interest income for both the third quarter and nine months of fiscal 2013 were essentially flat compared to the same periods last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Interest expense	$11,677	$12,278	$37,074	$36,713
Capitalized interest	(3,108)	(373)	(4,839)	(2,028)
Interest (income)	(2,480)	(3,354)	(8,137)	(8,108)

Interest expense, net	$6,089	$8,551	$24,098	$26,577

Income taxes: The effective income tax rate was 38.3% for the third quarter this year, down from 38.8% for last year’s third quarter, primarily due to the mix of earnings between our domestic and foreign segments. The effective income tax rate for the nine months ended October 27, 2012 was 38.4%, an increase from 38.2% for last year’s comparable period, primarily due to the expiration of the legislation allowing for the U.S. Work Opportunity Tax Credit, and the absence of favorable discrete items recognized in the third quarter of fiscal 2012, offset partially by the benefit of the mix of earnings between our domestic and foreign segments.

Net income and net income per share: Net income for the third quarter of fiscal 2013 was $461.6 million, or $0.62 per diluted share, versus $406.5 million, or $0.53 per diluted share, in last year’s third quarter. Foreign currency translation had an immaterial impact in the third quarter of fiscal 2013 compared to a $0.01 benefit in the same period last year. Net income for the nine months ended October 27, 2012 was $1.3 billion, or $1.73 per diluted share, compared to $1.0 billion, or $1.31 per diluted share in the same period last year. Diluted earnings per share for the first nine months of fiscal 2013 increased 26% over the adjusted $1.37 last year. The third quarter charges, not related to current period operations, reduced diluted earnings per share by $0.03 for the fiscal 2013 third quarter and nine-month period.

Our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. During the third quarter of fiscal 2013, we repurchased 8.9 million shares of our common stock at a cost of $400 million. For the first nine months of fiscal 2013, we repurchased 22.5 million shares of our common stock at a cost of $950 million.

Adjusted Financial Measures: In addition to presenting certain financial measures for the first nine months of fiscal 2012 in conformity with GAAP, we are also presenting them on an “adjusted” basis. We adjusted consolidated financial measures to exclude the effect of the A.J. Wright consolidation, including closing costs and additional operating losses related to the A.J. Wright stores closed in the first quarter of fiscal 2012 and the costs incurred by the Marmaxx and HomeGoods segments in that quarter to convert former A.J. Wright stores to their banners and hold grand re-opening events for these stores. Reconciliations of each of the adjusted financial measures for the fiscal 2012 nine-month period to the financial measures in accordance with GAAP are provided below.

	Thirty-Nine Weeks Ended October 29, 2011 As reported				Thirty-Nine Weeks Ended October 29, 2011 As adjusted
Dollars in millions, except per share data	U.S.$	% of Net Sales	Adjustments		U.S.$*	% of Adjusted Net Sales

Net sales	$16,482		$(9	)(1)	$16,472
Cost of sales, including buying and occupancy costs	11,970	72.6%	(16	)(2)	11,954	72.6%
Gross profit margin	—	27.4%			—	27.4%
Selling, general and administrative expenses	2,832	17.2%	(63	)(3)	2,770	16.8%
Income before provision for income taxes	$1,653	10.0%	$69		$1,722	10.5%
Diluted earnings per share-Net Income	$1.31		$0.05	(4)	$1.37

*	Figures may not cross-foot due to rounding.
(1)	Sales of A.J. Wright stores prior to closing.
(2)	Cost of sales, including buying and occupancy costs of A.J. Wright prior to closing ($15 million) and applicable conversion costs of A.J. Wright stores converted to Marmaxx and HomeGoods banners ($1 million).
(3)	Operating costs of A.J. Wright prior to closing and costs to close A.J. Wright stores not converted to other banners ($44 million) and applicable conversion and grand re-opening costs for A.J. Wright stores converted to Marmaxx and HomeGoods banners ($19 million).
(4)	Impact on earnings per share (computed using the effective income tax rate) of operating loss and closing costs of A.J. Wright stores ($0.04 per share) and conversion and grand re-opening costs at Marmaxx and HomeGoods ($0.02 per share), which together round to $0.05 per share.

We also adjusted the segment profit of our Marmaxx and HomeGoods segments to reflect the costs incurred to convert A.J. Wright stores to those banners and to hold grand re-openings in the first quarter of fiscal 2012. A reconciliation of adjusted segment margin, a non-GAAP financial measure, to segment margin as reported in accordance with GAAP for each of these segments for the first nine months of fiscal 2012 is as follows:

	Thirty-Nine Weeks Ended October 29, 2011 As reported				Thirty-Nine Weeks Ended October 29, 2011 As adjusted
	U.S.$ in Millions	% of Net Sales	Adjustments		U.S.$ in Millions	% of Net Sales

Marmaxx segment profit	$1,472	13.4%	17	(1)	$1,488	13.6%

HomeGoods segment profit	$146	9.3%	3	(2)	$149	9.5%

(1)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a T.J. Maxx or Marshalls store.
(2)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a HomeGoods store.

Adjusted financial measures are non-GAAP financial measures. We believe that the presentation of adjusted financial measures provides additional information on comparisons between periods including underlying trends of our business by excluding these items that affect overall comparability. Among other things, we use these adjusted measures in making financial, operating and planning decisions and in evaluating our performance, and our Board of Directors uses them in assessing our business and making compensation decisions. Non-GAAP financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP.

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

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net sales	$4,161.4	$3,790.3	$12,026.5	$10,969.1
Segment profit	$576.5	$501.6	$1,762.5	$1,471.5
Segment profit as a percentage of net sales	13.9%	13.2%	14.7%	13.4%
Adjusted segment profit as a percentage of net sales*	n/a	n/a	n/a	13.6%
Percent increase in same store sales	7%	4%	7%	4%
Stores in operation at end of period
T.J. Maxx			1,030	980
Marshalls			911	884

Total Marmaxx			1,941	1,864

Selling square footage at end of period (in thousands)
T.J. Maxx			23,779	22,781
Marshalls			22,490	21,950

Total Marmaxx			46,269	44,731

*	See “Adjusted Financial Measures” above.

Net sales for Marmaxx increased 10% for both the third quarter and the nine-month period of fiscal 2013 as compared to the comparable periods last year. Same store sales for Marmaxx were up 7% in both the third quarter and the first nine months of fiscal 2013, on top of a 4% increase for the comparable periods last year.

Same store sales growth at Marmaxx for both the third quarter and nine-months ended October 27, 2012 were driven by significant growth in customer traffic. Geographically, same store sales were strong throughout the country with Florida and the Southwest performing above the chain average. Additionally, sales were strong in both apparel and home fashions. Our junior and misses sportswear merchandise categories were the strongest performers within apparel.

Segment profit margin increased to 13.9% for the third quarter of fiscal 2013 compared to 13.2% for the same period last year. The improvement in segment profit for the third quarter was all due to an increase of 0.7 percentage points in merchandise margin. Expense leverage on the strong same store sales growth, particularly in occupancy and store payroll costs, was essentially offset by Marmaxx’s share of the correction to our pension accrual as well as an increase in incentive compensation accruals due to this division’s above plan performance. Segment margin increased to 14.7% for the nine months ended October 27, 2012 compared to 13.4% for the same period last year. On an adjusted basis, segment margin increased 1.1 percentage points. The improvement in segment profit for the nine-month period was primarily due to an increase of 0.5 percentage points in merchandise margin, as well as expense leverage on the strong same store sales growth, particularly in occupancy and store payroll costs.

We believe our ongoing store remodel program has benefited our sales in this segment. As a result of the remodel program and our new store openings, we expect to have approximately 75% of Marmaxx’s stores in the new prototype by the end of the fiscal year.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net sales	$637.5	$551.1	$1,831.0	$1,569.7
Segment profit	$76.8	$63.1	$206.8	$146.1
Segment profit as a percentage of net sales	12.0%	11.5%	11.3%	9.3%
Adjusted segment profit as a percentage of net sales*	n/a	n/a	n/a	9.5%
Percent increase in same store sales	6%	5%	8%	5%
Stores in operation at end of period			414	375
Selling square footage at end of period (in thousands)			8,192	7,412

*	See “Adjusted Financial Measures” above.

HomeGoods net sales increased 16% in the third quarter of fiscal 2013 compared to the same period last year, and 17% for the nine months of fiscal 2013 over the same period last year. Same store sales increased 6% for the third quarter and 8% for the nine months ended October 27, 2012, driven by continued growth in customer traffic.

Segment profit margin increased to 12.0% for the third quarter of fiscal 2013 compared to 11.5% for the same period last year. Segment profit margin for the nine months ended October 27, 2012 increased 2.0 percentage points to 11.3%, compared to 9.3% for the same period last year. On an adjusted basis, segment margin increased 1.8 percentage points for the nine-month period. The growth in segment margin for the quarter was driven by 0.4 percentage point improvement in merchandise margin. For the year-to-date period the growth in segment margin was driven by expense leverage on most expense categories as a result of strong same store sales growth, as well as an increase in merchandise margin.

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

International Segments:

TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. Dollars in millions	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net sales	$769.0	$705.1	$2,069.9	$1,934.8
Segment profit	$127.2	$125.9	$290.9	$254.3
Segment profit as a percentage of net sales	16.5%	17.9%	14.1%	13.1%
Percent increase (decrease) in same store sales	4%	(2)%	5%	(2)%
Stores in operation at end of period
Winners			222	218
HomeSense			88	85
Marshalls			14	6

Total			324	309

Selling square footage at end of period (in thousands)
Winners			5,115	5,038
HomeSense			1,698	1,649
Marshalls			363	162

Total			7,176	6,849

Net sales for TJX Canada increased 9% for the third quarter and increased 7% for the nine-month period ended October 27, 2012 compared to the respective periods last year. Currency exchange translation favorably impacted third quarter sales growth by approximately 2 percentage points and negatively impacted nine-month sales growth by approximately 2 percentage points, as compared to the respective periods last year. Same store sales increased 4% for the third quarter of fiscal 2013 and 5% for the nine-months ended October 27, 2012, driven by increases in customer traffic.

Due to the effects of foreign currency, segment profit decreased to 16.5% for the third quarter ended October 27, 2012 compared to 17.9% last year. Segment profit margin for this year’s third quarter benefited from improvement in merchandise margin and expense leverage on same store sales growth over the prior year’s quarter, but foreign currency negatively affected the year-over-year comparison by 1.7 percentage points. The mark-to-market adjustment on inventory hedges added $2 million to segment profit this year compared to $14 million in last year’s third quarter. Thus, on a year-over-year comparison, the mark-to-market adjustment negatively impacted this year’s third quarter segment profit growth by $12 million.

Segment profit margin for the fiscal 2013 nine-month period increased to 14.1%, a 1.0 percentage point improvement over the prior year nine-month period. The impact of foreign currency translation decreased segment profit by $4 million in the fiscal 2013 nine-month period as compared to the prior year. The mark-to-market adjustment on inventory-related hedges had a neutral impact on segment profit in the first nine months of fiscal 2013, compared to a favorable impact of $7 million in the same period last year. The net effect of foreign currency negatively impacted the year-over-year comparison of segment margin by 0.3 percentage points. The increase in segment margin for the nine months ended October 27, 2012 as compared to last year’s nine-month period was primarily due to solid growth in merchandise margin.

TJX Europe

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. Dollars in millions	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net sales	$843.0	$746.7	$2,227.2	$1,998.9
Segment profit	$76.8	$42.4	$113.3	$18.4
Segment profit as a percentage of net sales	9.1%	5.7%	5.1%	0.9%
Percent increase (decrease) in same store sales	11%	0%	11%	(2)%
Stores in operation at end of period
T.K. Maxx			343	333
HomeSense			24	24

Total			367	357

Selling square footage at end of period (in thousands)
T.K. Maxx			7,839	7,673
HomeSense			411	402

Total			8,250	8,075

Net sales for TJX Europe increased 13% for the third quarter of fiscal 2013 and 11% for the nine months ended October 27, 2012 compared to the same periods last year. Currency exchange translation negatively impacted third quarter sales growth by approximately 2 percentage points and negatively impacted nine-month sales growth by approximately 4 percentage points, as compared to the respective periods last year. Same store sales increased 11% in the third quarter of fiscal 2013 compared to being flat a year earlier and increased 11% for the nine months ended October 27, 2012, compared to being down 2% in the same period last year, driven by increases in customer traffic. We believe the improvement in fiscal 2013 primarily reflected the results of our improved execution of off-price fundamentals.

Segment profit for the third quarter of fiscal 2013 was $76.8 million compared to $42.4 million last year and segment margin increased 3.4 percentage points to 9.1%. For the nine months ended October 27, 2012, segment profit was $113.3 million, compared to $18.4 million in the same period last year. Segment margin for both the third quarter and nine months ended October 27, 2012 increased as compared to last year’s comparable periods, primarily due to strong growth in merchandise margin as well as expense leverage on the strong same store sales growth, primarily occupancy costs. These improvements were partially offset by an increase in the accrual for our incentive compensation plans as a result of our above-plan results. The impact of foreign currency in the period-over-period comparison was not a significant factor in the quarter or year-to-date periods.

General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

General corporate expense	$102.8	$60.7	$236.7	$161.5

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The increase in general corporate expense for this year’s third quarter and year-to-date period over the prior year’s comparable periods was due to the third quarter adjustment to our reserve for former operations, contributions to the TJX Foundation ($10 million for the third quarter and $20 million year-to-date), increased incentive compensation accruals for our incentive compensation plans due to our above-plan performance, as well as our investment in systems and costs related to initiatives in support of our growth.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $2,080 million for the nine months ended October 27, 2012, an increase of $1,249 million from the $831 million provided in the nine months ended October 29, 2011. Net income plus the non-cash impact of depreciation provided cash of $1,674 million in the first nine months of fiscal 2013 compared to $1,378 million in the same period last year, an increase of $296 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a source of cash of $70 million in the first nine months of fiscal 2013 compared to a use of cash of $573 million in fiscal 2012. This favorable impact on cash in the first nine months of fiscal 2013 was the result of a reduction of the inventory levels carried in our stores at October 27, 2012 versus October 29, 2011. Our deferred income tax provision provided $62 million of cash in fiscal 2013 compared to $197 million in fiscal 2012, due to a greater fiscal 2012 benefit from tax depreciation. Changes in current income taxes payable/recoverable increased cash by $21 million in the first nine months of fiscal 2013 compared to a decrease of $146 million in the same period in fiscal 2012. This change was largely due to the timing of our estimated tax payments. In addition this year’s cash flow was favorably impacted by $70 million due to the timing of rental payments and by $215 million due to the change in accrued expenses and other liabilities. The increase in accrued expenses and other liabilities reflected higher incentive compensation accruals, the non-operating charges recorded in the third quarter to correct our pension accruals and adjust our reserve for former operations, as well as normal growth.

Investing activities in the first nine months of fiscal 2013 primarily reflected property additions for new stores, store improvements and renovations and investment in our home office and our distribution network. Cash outflows for property additions amounted to $776 million in the nine months ended October 27, 2012, compared to $661 million in the same period last year. In the first quarter of fiscal 2013, we purchased additional office space for approximately $62.5 million, which was included in the above cash outflows. We anticipate that capital spending for fiscal 2013 will approximate $1 billion, including the purchase of our Framingham home office early in the third quarter of fiscal 2013. We also purchased short-term investments that had initial maturities in excess of 90 days which, per our policy, are not classified as cash on the balance sheets presented. In the first nine months of fiscal 2013, we purchased $263 million in these short-term investments, compared to $113 million in the same period in fiscal 2012. $155 million of these short-term investments were sold or matured during the nine months of fiscal 2013, compared to $118 million in the same period of fiscal 2012. Additionally, investing activities for fiscal 2013 included proceeds of $27 million due to the settlement of a note receivable and $7 million from the sale of the remaining A.J. Wright distribution center.

Cash flows from financing activities resulted in cash outflow of $1,103 million in the first nine months of fiscal 2013, compared to cash outflow of $981 million in the same period last year. We spent $950 million to repurchase and retire 22.5 million shares in fiscal 2013 and $968 million to repurchase and retire 37.2 million shares in the same period of fiscal 2012 under our stock repurchase programs. We record the purchase of our stock on a settlement basis, and the amounts reflected in the financial statements may vary from the above due to the timing of the settlement of our repurchases. As of October 27, 2012, $1,275 million was available for purchase under the stock repurchase program announced in February 2012. We currently plan to repurchase a total of approximately $1.2 billion to $1.3 billion of stock under our stock repurchase programs in fiscal 2013. We determine the timing and amount of repurchases, including amounts under Rule 10b5-1 plans, from time to time based on our assessment of various factors, including, among others, excess cash flow, liquidity, economic and market conditions, business needs, including result of and prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $101 million of proceeds from the exercise of stock options in the first nine months of fiscal 2013 versus $168 million in proceeds in last year’s nine-month period. Dividends paid on common stock in the first nine months of fiscal 2013 were $240 million versus $204 million in the same period last year.

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

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 27, 2012 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 27, 2012 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 28, 2012, as filed with the Securities Exchange Commission on March 27, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

All share and per share information has been retroactively adjusted to reflect the two-for-one stock split in the form of a stock dividend in February 2012.

The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2013 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1) (a)	Average Price Paid Per Share (2) (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(3) (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)

July 29, 2012 through August 25, 2012	2,343,047	$45.24	2,343,047	$1,568,719,053

August 26, 2012 through September 29, 2012	3,777,434	$45.55	3,689,509	$1,400,719,147

September 30, 2012 through October 27, 2012	2,844,019	$44.30	2,844,019	$1,274,719,231

Total:	8,964,500		8,876,575

(1)	Consists of shares repurchased under publicly announced stock repurchase programs and 87,925 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2)	Average price paid per share includes commissions for the shares repurchased under stock repurchase programs.
(3)	During the first quarter of fiscal 2013, we completed a $1 billion stock repurchase program announced in February 2011 and initiated a $2 billion stock repurchase program announced in February 2012. Under this new program, we have repurchased a total of 16.6 million shares of common stock (including 8.9 million in shares in the third quarter) at a cost of $725 million.

Item 6.	Exhibits

10.1	Form of Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan as of September 20, 2012

10.2	Form of Non-Qualified Stock Option Terms and Conditions Granted under the Stock Incentive Plan as of September 20, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: November 29, 2012
By /s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Form of Non-Qualified Stock Option Certificate Granted under the Stock Incentive Plan as of September 20, 2012

10.2	Form of Non-Qualified Stock Option Terms and Conditions Granted under the Stock Incentive Plan as of September 20, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.