Form 10-K
period 2013-02-02
TJX COMPANIES INC /DE/
filed 2013-04-02
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ x ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ]  NO [ x ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 28, 2012 was $32,702,582,804 based on the closing sale price as reported on the New York Stock Exchange.

There were 723,902,001 shares of the registrant’s common stock, $1.00 par value, outstanding as of February 2, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 11, 2013 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2012 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2012 Annual Report to Shareholders under our letter to shareholders and our performance graphs. Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words indicative of the future such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. These “forward-looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.

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

PART I

ITEM 1. Business

BUSINESS OVERVIEW

The TJX Companies, Inc. (TJX) is the leading off-price apparel and home fashions retailer in the United States and worldwide. Our over 3,000 stores offer a rapidly changing assortment of quality, fashionable, brand-name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices, every day.

Our stores are known for our value proposition of brand, fashion, quality and price and offer a treasure hunt shopping experience through the rapid turn of inventories relative to traditional retailers. Our goal is to create a sense of excitement and urgency for our customers and encourage frequent customer visits. We reach a broad range of customers across many income levels and other demographic groups with our value proposition. Our strategies and operating platforms are synergistic across all of our retail chains. As a result, we are able to leverage our expertise throughout our business, sharing information, best practices, initiatives and new ideas, and developing talent across our Company. We also leverage the substantial buying power of our businesses in our global relationships with vendors.

Our Businesses. We operate our business in four major divisions: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX Europe.

MARMAXX:

Our T.J. Maxx and Marshalls chains in the United States (referred to together as The Marmaxx Group or Marmaxx) are collectively the largest off-price retailer in the United States with a total of 1,940 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, accent furniture, lamps, rugs, wall décor, decorative accessories and giftware) and other merchandise. We primarily differentiate T.J. Maxx and Marshalls through different product assortment (including an expanded assortment of fine jewelry and accessories and a designer section called The Runway at T.J. Maxx and a full line of footwear, a broader men’s offering and a juniors’ department called The Cube at Marshalls) and in-store initiatives. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains. We intend to launch, in a small, controlled mode, a T.J. Maxx website in fiscal 2014.

HOMEGOODS:

Our HomeGoods chain, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 415 stores, HomeGoods offers a broad array of home basics, giftware, accent furniture, lamps, rugs, wall décor, decorative accessories from around the world, seasonal and other merchandise.

TJX CANADA:

Our TJX Canada division operates the Winners, Marshalls and HomeSense chains in Canada. Acquired in 1990, Winners is the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 222 stores across Canada is comparable to T.J. Maxx. We opened our HomeSense chain in 2001, bringing the home fashions off-price concept to Canada. HomeSense has 88 stores with a merchandise mix of home fashions similar to HomeGoods. We brought Marshalls to Canada in fiscal 2012 and operate 14 Marshalls stores in Canada. Like Marshalls in the U.S., our Canadian Marshalls stores offer an expanded footwear department and The Cube juniors’ department, differentiating them from Winners stores.

TJX EUROPE:

Our TJX Europe division operates the T.K. Maxx and HomeSense chains in Europe. Launched in 1994, T.K. Maxx introduced off-price to Europe and remains Europe’s only major off-price retailer of apparel and home fashions. With 343 stores, T.K. Maxx operates in the U.K., Ireland, Germany and Poland. Through its stores and, for the U.K, an online website, T.K. Maxx offers a merchandise mix similar to T.J. Maxx, Marshalls and Winners. We brought the off-price home fashions concept to Europe, opening HomeSense in the U.K. in 2008. Its 24 stores in the U.K. offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada.

In December 2012, we acquired Sierra Trading Post, an off-price on-line retailer of apparel and home fashions, which we are maintaining as a separate banner.

Flexible Business Model. Our flexible off-price business model, including our opportunistic buying, inventory management, logistics and store layouts, is designed to deliver our customers a compelling value proposition of fashionable quality brand-name and designer merchandise at excellent values. Our buying and inventory management strategies give us flexibility to adjust our merchandise assortments more frequently than traditional retailers, and the design and operation of our stores and distribution centers support this flexibility. Our merchants have more visibility into consumer, fashion and market trends and pricing when we buy closer to need, which can help us “buy smarter” and reduce our markdown exposure. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments to accommodate the merchandise we purchase. Our logistics and distribution operations are designed to support our buying strategies and to facilitate quick, efficient and differentiated delivery of merchandise to our stores, with a goal of getting the right merchandise to the right stores at the right times.

Opportunistic Buying. As an off-price retailer, our buying practices, which we refer to as opportunistic buying, differentiate us from traditional retailers. Our overall opportunistic buying strategy is to acquire merchandise on an ongoing basis that will enable us to offer a desirable and rapidly changing mix of branded, designer and other quality merchandise in our stores at prices below regular prices for comparable merchandise at department and specialty stores. We seek out and select from the broad range of opportunities in the marketplace to achieve this end. Our buying organization, which numbers over 800 individuals in 13 buying offices in ten countries, executes this opportunistic buying strategy in a variety of ways, depending on market conditions and other factors.

We take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from the production and flow of inventory in the apparel and home fashions marketplace, which include, among others, order cancellations, manufacturer overruns, closeouts and special production. Our buying strategies are intentionally flexible to allow us to react to frequently changing opportunities and trends in the market and to adjust how and what we source as well as when we source it. Our goal is to operate with lean inventory levels compared to conventional retailers to give us the flexibility to seek out and to take advantage of these opportunities as they arise. In contrast to traditional retailers, which typically order goods far in advance of the time the product appears on the selling floor, our merchants are in the marketplace frequently looking for opportunities to buy merchandise. We buy much of our merchandise for the current or immediately upcoming selling season. We also buy some merchandise, which we refer to as “packaway,” with the intention of storing it for sale in future selling seasons. We generally make these packaway purchases in response to opportunities in the marketplace to buy merchandise that we believe has the right combination of brand, fashion, quality and price to supplement the product we expect to be available to purchase later for those future seasons. We also develop some merchandise, which we refer to as private label, that is produced for us under in-house and licensed brands. We generally acquire this type of merchandise to supplement the depth of or fill gaps in our expected merchandise assortment.

Our expansive vendor universe is in excess of 16,000, consists primarily of manufacturers along with retailers and others, and provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue as we continue to grow. We believe a number of factors make us an attractive outlet for the vendor community and provide us excellent access on an ongoing basis to leading branded merchandise. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we pay promptly; and we generally do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges. We provide vendors an outlet with financial strength and an excellent credit rating.

Inventory Management. We offer our customers a rapidly changing selection of merchandise to create a treasure hunt experience in our stores and spur customer visits. To achieve this, we seek to turn the inventory in our stores rapidly, regularly offering fresh selections of apparel and home fashions at excellent values. Our specialized inventory planning, purchasing, monitoring and markdown systems, coupled with distribution center storage, processing, handling and shipping systems, enable us to tailor the merchandise in our stores to local preferences and demographics, achieve rapid in-store inventory turnover on a vast array of products and generally sell within the period we planned. We make pricing and markdown decisions and store inventory replenishment determinations centrally, using information provided by specialized computer systems designed to move inventory through our stores in a timely and disciplined manner. Over the past several years, we have been investing in our supply chain with the goal of continuing to operate with low inventory levels, to ship more efficiently and quickly and to more precisely and effectively allocate merchandise to each store.

Pricing. Our mission is to offer quality, fashionable, brand-name and designer merchandise in our stores with retail prices that are generally 20% to 60% below department and specialty store regular retail prices, every day. We do not generally engage in promotional pricing activity such as sales or coupons. We have generally been able to react to price fluctuations in the wholesale market to maintain our pricing gap relative to prices offered by traditional retailers as well as our merchandise margins through various economic cycles.

Low Cost Operations. We operate with a low cost structure compared to many traditional retailers. We focus aggressively on expenses throughout our business. Our advertising is generally focused on our banners rather than individual products, including at times promoting all banners in each division together, which contributes to our advertising budget as a percentage of sales remaining low compared to many traditional retailers. We design our stores to provide a pleasant, convenient shopping environment but, relative to other retailers, do not spend heavily on store fixtures. Additionally, our distribution network is designed to run cost effectively.

Customer Service/Shopping Experience. We are in the process of renovating and upgrading stores across our banners to enhance our customers’ shopping experience and help drive sales. Although we offer a self-service format, we train our store associates to provide friendly and helpful customer service and seek to staff our stores to deliver a positive shopping experience. We typically offer customer-friendly return policies. We accept a variety of payment methods including cash, credit cards and debit cards, and offer TJX-branded credit cards in the U.S. through a bank, but do not own the customer receivables.

Distribution. We operate distribution centers encompassing approximately 11 million square feet in five countries. These centers are large, highly automated and built to suit our specific, off-price business model. We ship substantially all of our merchandise to our stores through these distribution centers as well as warehouses and shipping centers operated by third parties. We shipped approximately 2.0 billion units to our stores during fiscal 2013.

Store Growth. Expansion of our business through the addition of new stores continues to be an important part of our growth strategy. The following table provides information on the store growth of our four divisions in the last two fiscal years, our growth estimates for fiscal 2014 and our estimates of the store growth potential of the current chains in these divisions in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year End					Estimated Store Growth Potential
		Fiscal 2012	Fiscal 2013		Fiscal 2014 (estimated)
Marmaxx
T.J. Maxx	29,000	983	1,036
Marshalls	31,000	884	904
		1,867	1,940		2,015		2,400-2,600

HomeGoods	25,000	374	415		445		750-825

TJX Canada
Winners	29,000	216	222				240
HomeSense	24,000	86	88				90
Marshalls	32,000	6	14				90-100
		308	324		344		420-430
TJX Europe
T.K. Maxx	32,000	332	343				650-725	(1)
HomeSense	21,000	24	24				100-150	(2)
		356	367		392		750-875
TJX Total		2,905	3,050	(3)	3,200	(3)	4,320-4,730

(1)	Includes U.K., Ireland, Germany and Poland only
(2)	Includes U.K. and Ireland only
(3)	Included in the fiscal 2013 and estimated fiscal 2014 TJX Total are four Sierra Trading Post stores.

Some of our HomeGoods and Canadian HomeSense stores are co-located with one of our apparel stores in a superstore format. We count each of the stores in the superstore format as a separate store.

Revenue Information. The percentages of our consolidated revenues by geography for the last three fiscal years are as follows:

	Fiscal 2011	Fiscal 2012	Fiscal 2013
United States
Northeast	26%	24%	24%
Midwest	14	13	13
South (including Puerto Rico)	24	25	25
West	13	14	14
	77%	76%	76%
Canada	12%	12%	11%
Europe	11%	12%	13%
Total	100%	100%	100%

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Clothing including footwear	61%	60%	59%
Home fashions	26%	27%	28%
Jewelry and accessories	13%	13%	13%
Total	100%	100%	100%

A.J. Wright Consolidation. In the first quarter of fiscal 2012, we completed the consolidation of A.J. Wright, our former off-price chain targeting lower middle income customers, converting 90 of the A.J. Wright stores to

T.J. Maxx, Marshalls or HomeGoods banners and closing A.J.Wright’s remaining 72 stores, two distribution centers and home office. We continue to serve the customer demographic previously targeted by A.J. Wright through our other U.S. banners.

Segment Overview. We operate four main business segments: Marmaxx, HomeGoods, TJX Canada and TJX Europe. Marmaxx operates our T.J. Maxx and Marshalls chains in the United States. HomeGoods operates our HomeGoods chain in the U.S. TJX Canada operates our Winners, HomeSense and Marshalls chains in Canada. TJX Europe operates our T.K. Maxx and HomeSense chains in Europe. A.J. Wright ceased to be a segment following its consolidation. Sierra Trading Post is reported as part of the Marmaxx segment. Each of our segments has its own management, administrative, buying and merchandising organization and distribution network. More detailed information about our segments, including financial information for each of the last three fiscal years, can be found in Note G to the consolidated financial statements.

Store Locations. Our major chains operated stores in the following locations at the end of fiscal 2013:

United States:

	T.J. Maxx	Marshalls	HomeGoods
Alabama	20	4	3
Arizona	11	14	9
Arkansas	10	1	2
California	98	126	45
Colorado	15	7	5
Connecticut	26	24	11
Delaware	3	3	2
District of Columbia	3	1	—
Florida	73	79	39
Georgia	45	30	12
Hawaii	3	—	—
Idaho	6	1	1
Illinois	44	45	21
Indiana	21	11	4
Iowa	8	2	—
Kansas	6	4	1
Kentucky	14	4	4
Louisiana	10	10	—
Maine	9	4	3
Maryland	16	27	10
Massachusetts	52	53	25
Michigan	38	22	12
Minnesota	12	12	9
Mississippi	10	3	1
Missouri	16	13	8
Montana	4	—	—
Nebraska	4	2	1
Nevada	8	8	4
New Hampshire	14	9	6
New Jersey	33	45	25
New Mexico	3	3	1
New York	63	71	35
North Carolina	33	21	13
North Dakota	3	—	—
Ohio	42	24	10
Oklahoma	6	5	—
Oregon	9	6	3
Pennsylvania	43	35	18
Puerto Rico	7	19	6
Rhode Island	6	6	4
South Carolina	20	10	5
South Dakota	2	—	—
Tennessee	25	14	8
Texas	51	73	26
Utah	10	2	4
Vermont	5	1	1
Virginia	32	27	11
Washington	17	13	2
West Virginia	6	3	1
Wisconsin	20	7	4
Wyoming	1	—	—
Total Stores	1,036	904	415

Store counts above include the T.J. Maxx, Marshalls or HomeGoods portion of a superstore. Additionally, TJX operates four Sierra Trading Post stores, 1 in Idaho, 1 in Nevada and 2 in Wyoming.

Canada:

	Winners	HomeSense	Marshalls
Alberta	28	10	—
British Columbia	29	16	—
Manitoba	6	1	—
New Brunswick	3	2	—
Newfoundland	2	1	—
Nova Scotia	8	2	—
Ontario	101	41	14
Prince Edward Island	1	—	—
Quebec	40	13	—
Saskatchewan	4	2	—
Total Stores	222	88	14

Store counts above include the Winners or HomeSense portion of a superstore.

Europe:

	T.K. Maxx	HomeSense
United Kingdom	252	24
Republic of Ireland	16	—
Germany	57	—
Poland	18	—
Total Stores	343	24

Competition. The retail apparel and home fashion business is highly competitive. We compete on the basis of factors including merchandise fashion, quality, brand-name, price, selection and freshness; in-store service and shopping experience; reputation and store location. We compete with local, regional, national and international department, specialty, off-price, discount, warehouse and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, through catalogues, on-line or other media.

Employees. At February 2, 2013, we had approximately 179,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees, particularly during the peak back-to-school and holiday seasons.

Trademarks. We have the right to use our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, HomeSense, T.K. Maxx and Sierra Trading Post, in relevant countries. Our rights in these trademarks and service marks endure for as long as they are used.

Seasonality. Our business is subject to seasonal influences. In the second half of the year, which includes the back-to-school and year-end holiday seasons, we generally realize higher levels of sales and income.

SEC Filings and Certifications. Copies of our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q and current reports on Form 8-K filed with or furnished to the SEC, and any amendments to those documents, are available free of charge on our website, www.tjx.com, under “SEC Filings,” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. They are also available free of charge from TJX Global Communications, 770 Cochituate Road, Framingham, Massachusetts 01701. The public can read and copy materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and obtain information on the operation of the reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website containing all reports, proxies, information statements, and all other information regarding issuers that file electronically (http://www.sec.gov).

Information appearing on www.tjx.com is not a part of, and is not incorporated by reference in, this Form 10-K.

Fiscal 2011 means the fiscal year ended January 29, 2011, fiscal 2012 means the fiscal year ended January 28, 2012, fiscal 2013 means the fiscal year ended February 2, 2013 and fiscal 2014 means the fiscal year ending February 1, 2014. Unless otherwise indicated, all store information in this Item 1 is as of February 2, 2013, and references to store square footage are to gross square feet. Unless otherwise stated or the context otherwise requires, references in this Form 10-K to “TJX” and “we,” refer to The TJX Companies, Inc. and its subsidiaries.

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

Failure to execute our opportunistic buying strategy and inventory management could adversely affect our business.

While our opportunistic buying strategy and our goals of operating with lean inventory levels and frequent inventory turns are key elements of our off-price business, they subject us to risks related to the pricing, quantity, nature and timing of inventory flowing to our stores. Our merchants are in the marketplace frequently, as much of our merchandise is purchased for the current or immediately upcoming season. Our opportunistic buying places considerable discretion in our merchants. They react to frequently changing opportunities and trends in the market, assess the desirability and value of merchandise and generally make determinations of how and what we source as well as when we source it. If we do not obtain the right fresh, desirable merchandise at the right times, quantities and prices, it could adversely affect traffic to our stores as well as our sales and margins.

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

If we are unable to generally purchase inventory at prices sufficiently below prices paid by conventional retailers to allow us to maintain our overall pricing differential to regular department and specialty stores, our ability to attract customers and sustain our margins may be adversely affected. We may not achieve this at various times or in some divisions or geographies, which could adversely affect our results or those of one of our segments.

We must also properly execute our inventory management strategy of delivering the right product to the right stores at the right time. We need to appropriately allocate merchandise among our stores, timely and efficiently distribute inventory to stores, maintain an appropriate mix and level of inventory in each store, appropriately change the allocation of floor space of stores among product categories to respond to customer demand and effectively manage pricing and markdowns. There is no assurance we will be able to do so.

In addition to our own execution, we may need to react to factors affecting inventory flow that are outside our control, such as extreme weather and natural disasters or other changes in conditions affecting our vendors and others in our supply chain, such as political instability, labor issues, including strikes or threats of strikes, or increasing cost of regulations. If we are not able to adjust appropriately to such factors, our merchandise distribution may be affected. Failure to execute our opportunistic inventory buying and inventory management well could adversely affect our performance and our relationship with our customers.

Failure to continue to expand our operations successfully or to manage our substantial size and scale effectively could adversely affect our financial results.

Our revenue growth is dependent, among other things, on our ability to continue to expand through successfully opening new stores. Successful store growth requires us to lease appropriate real estate on attractive terms in each of the locations where we seek to open stores. Our ability to do so depends, among other things, on availability and selection of appropriate sites in appropriate geographies; competition for sites; factors affecting costs such as real estate, construction and development costs, as well as costs and availability of capital; and variations in or changes to zoning or other land use regulations. If we cannot lease appropriate sites on attractive terms, it could limit our ability to successfully grow in various markets or adversely affect the economics of new stores in various markets. Further, we may encounter difficulties in attracting customers when we enter new markets for a variety of reasons, including customers’ lack of familiarity with our brands or our lack of familiarity with local customer preferences or cultural differences. New stores may not achieve the same sales or profit levels as our existing stores, and new and existing stores in a market may adversely affect each other’s sales and profitability.

Further, our substantial size imposes demands on maintaining appropriate internal resources and third party providers to support our business effectively and expansion places increased demands on management and the administrative, merchandising, store operations, distribution, compliance and other organizations in our businesses, and we may not efficiently manage our business or successfully manage our growth. In addition, under our business model, some aspects of the businesses and operations of our chains in the U.S., Canada and Europe are conducted with relative autonomy. The large size and scale of our operations, our multiple chains in the U.S., Canada and Europe and the autonomy afforded to the chains increase the risk that our systems and practices will not be implemented appropriately throughout our company and that information may not be appropriately shared across our operations, which risks may increase as we continue to grow, particularly in different countries. If business information is not shared effectively, or if we are otherwise unable to manage our growth effectively, we may operate with decreased operational efficiency, may need to reduce our rate of expansion of one or more operations or otherwise curtail growth in one or more markets, which may adversely affect our success in executing our business goals and adversely impact our sales and results.

Failure to identify customer trends and preferences to meet customer demand could negatively impact our performance.

Because our success depends on our ability to meet customer demand, we work to follow customer trends and preferences on an ongoing basis and to offer inventory that meets those trends and preferences. However, identifying consumer trends and preferences and successfully meeting customer demand across our diverse merchandise categories and in the many markets in the United States, Canada and Europe in which we do business on a timely basis is challenging. Although our business model allows us greater flexibility than many traditional retailers to meet consumer preferences and trends and to expand and contract merchandise categories in response to consumers’ changing tastes, we may not successfully do so, which could adversely affect our results.

Our future performance is dependent upon our ability to continue to expand within our existing markets and to extend our off-price model in new product lines, and geographic regions and businesses.

Our growth strategy is to continue to successfully expand the number of stores in our existing markets, to continue to successfully expand our existing chains to new markets and geographies and, as appropriate, to successfully develop or acquire new businesses, including our planned expansion into e-commerce, all of which entail significant risk. There are significant risks associated with both our ability to continue to successfully extend our current business and to enter new businesses, including managing the implementation of this growth effectively. If any aspect of our expansion strategy does not achieve the success we expect in whole or in part, we may be required to increase our investment, slow our planned growth or close stores or operations and our growth and financial performance could be adversely affected.

If we fail to successfully implement our marketing, advertising and promotional programs, or if our competitors are more effective with their programs than we are, our revenue may be adversely affected.

Although we use marketing, advertising and promotional programs to attract customers to our stores through various media including television, social media, database marketing, print and direct marketing, some of our competitors expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Our marketing, advertising and promotional programs may not be effective or could require increased expenditures, which could have a material adverse effect on our revenue and results of operations. We may need to adjust our marketing, advertising and promotional programs effectively as internet-based and other digital or mobile communication channels rapidly evolve, and there is no assurance that we will successfully do so.

We operate in highly competitive markets, and we may not be able to compete effectively.

The retail apparel and home fashion business is highly competitive. We compete with local, regional, national and international retailers that sell apparel, home fashions and other merchandise we sell, including in stores, through catalogues or other media or over the internet. Some of our competitors are larger than we are or have more experience in selling certain product lines than we do. New competitors frequently enter the market, and existing competitors enter or increase their presence in the markets in which we operate, expand their merchandise offerings or change their pricing methods, all of which increase competition for customers. We compete on the basis of fashion, quality, price, value, merchandise selection and freshness, brand-name recognition, service, reputation and store location. Our competitiveness is highly dependent on our effective execution of our off-price model of offering the customer a fresh, rapidly changing and attractive mix of merchandise delivering value. The demand for our merchandise is also influenced by our advertising, marketing and promotional activities, the name recognition and reputation of our chains and the location of and service offered in our stores. If we fail to compete effectively, our sales and results of operations could be adversely affected.

Failure to attract, train and retain quality associates in appropriate numbers, including management, buying, sales, distribution center and other personnel, and increased costs from our existing or expanding labor force, could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, systems, distribution center and other associates in large numbers as well as experienced buying and management personnel.

Many of our associates are in entry level or part-time positions with historically high rates of turnover. Availability and skill of associates may differ across markets in which we do business and in new markets we enter, and our ability to meet our labor needs while controlling labor costs, including costs of retirement, health and other employee benefits, is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, economic conditions, health care legislation, health and other insurance costs and governmental labor and employment and employee benefits requirements. The nature of the workforce in the retail industry also subjects us to the risk of immigration law violations, which risk has increased in recent years. Certain associates in our distribution centers are members of unions and therefore subject us to the risk of labor actions of various kinds as well as risks and potential expenses associated with multiemployer plans, including from potential withdrawal liability and potential insolvency of other participating employers, and other associates are members of works councils, which may subject us to additional actions or expense. In addition, any failure of third-parties that perform services on our behalf to comply with immigration, employment or other laws could damage our reputation or disrupt our ability to obtain needed labor. In the event of increasing wage rates in a market, failure to increase our wages competitively could result in a decline in the quality of our workforce, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease.

Because of the distinctive nature of our off-price model, we must provide significant internal training and development for key associates, including within our buying organization. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition in the retail industry generally and for talent in various geographic markets. If we do not continue to attract qualified individuals, train them in our business model, support their development and retain them, our performance could be adversely affected or our growth could be limited.

Global economic conditions may adversely affect our financial performance.

During the economic recession, global financial markets experienced extreme volatility, disruption and credit contraction, which adversely affected global economic conditions. Renewed financial turmoil in the financial and credit markets or other changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital and could adversely affect plan asset values and investment performance, increasing our pension liabilities, expenses and funding requirements with respect to company-sponsored and multiemployer pension plans. Economic conditions, both on a global level and in particular markets, including unemployment, decreased disposable income and actual and perceived wealth, energy and health care costs, interest and tax rates and policies, weakness in the housing market, volatility in capital markets, decreased credit availability, inflation and deflation, as well as political or other factors beyond our control such as threats or possibilities of war, terrorism, global or national unrest, actual or threatened epidemics, and political instability also have significant effects on consumer confidence and spending. Consumer spending, in turn, affects retail sales. These conditions and factors could adversely affect discretionary consumer spending and, although we believe our flexible off-price model helps us respond, they may adversely affect our sales, cash flows and results of operations and performance.

Compromises of our data security could materially harm our reputation and business.

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and associates, and we process customer payment card and check information.

We suffered an unauthorized intrusion or intrusions (such intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of our computer system that process and store information related to customer transactions, discovered late in 2006, in which we believe customer data were stolen. We have taken steps designed to further strengthen the security of our computer system and protocols and have instituted an ongoing program with respect to data security, consistent with a consent order with the Federal Trade Commission, to assess the ongoing effectiveness of our information security program and to maintain and enhance our program as appropriate. Nevertheless, there can be no assurance that we will not suffer a future data compromise, that unauthorized parties will not gain access to personal information, or that any such data compromise or access will be discovered in a timely way.

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

Compromise of our data security or of third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information and delays in detecting any such compromise or loss could disrupt our operations, damage our reputation and customers’ willingness to shop in our stores, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Failure to operate information systems and implement new technologies effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information systems, data centers and software applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to plan and track inventory flow, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer systems and the third party systems we rely on are subject to damage or interruption from power outages; computer and telecommunications failures; computer viruses; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and usage errors by our associates or contractors. Although we seek to maintain our systems effectively and to successfully address the risk of compromises of the integrity, security and consistent operations of our systems, we may not be successful in doing so. Compromises, interruptions or shutdowns of our systems, including those managed by third parties, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.

We modify, update, and replace our systems and infrastructure from time to time, including adding new data centers, replacing or updating legacy programs, converting to global systems, integrating new service providers, such as for cloud computing technologies, adding additional functionality, such as for the development of our e-commerce business, and adding new systems when we acquire new businesses. We also modify and change our procedures for, and add and change vendors who assist us with, designing, implementing and maintaining our systems and infrastructure. Although we believe we are diligent in selecting systems, vendors and procedures to enable us to maintain the integrity of our systems and infrastructure when we modify them, there are inherent risks associated with managing and changing systems, infrastructure and relationships and with acquisitions, including accurately capturing and maintaining data, realizing the expected benefit of the change and potentially disrupting the operation of the systems as the changes are implemented. Additionally, potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new systems could reduce the efficiency of our operations in the short term.

The efficient operation and successful growth of our business depends upon these information systems, including our ability to operate and maintain them effectively and to select and implement appropriate new technologies, systems, controls, data centers and adequate disaster recovery systems successfully. The failure of our information systems and the third party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby harm our profitability.

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

Both adverse and unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures, affect customers’ buying patterns and willingness to shop certain categories or at all, and accordingly, can adversely affect the demand for the merchandise in our stores, particularly in apparel and seasonal merchandise. Weather can also affect our ability to transport merchandise to our stores from our distribution and shipping centers or elsewhere in our supply chain. As a result, adverse or unseasonable weather in our markets could adversely affect our sales, increase markdowns and adversely affect our operating results.

Our results may be adversely affected by serious disruptions or catastrophic events.

Unforeseen public health issues, such as pandemics and epidemics, as well as natural disasters, such as hurricanes, tornadoes, floods, earthquakes and other extreme weather and climate conditions, in any of our markets could disrupt our operations or the operations of one or more of our vendors or of our supply chain or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by affected distribution centers for a short or extended period of time. As a result, our business could be adversely affected.

Damage to our corporate reputation or those of our banners could adversely affect our sales and operating results.

We believe that building the brand reputation of our retail banners is an important part of our marketing efforts, and we expend resources building relationships with our customers through social media and other advertising and promotional activities. Our reputation is based, in part, on perceptions of subjective qualities, so incidents involving us or our merchandise, that erode trust or confidence could adversely affect our reputation and our business, particularly if the incidents result in significant adverse publicity or governmental inquiry. Similarly, information posted about us, our banners and the merchandise we sell, including our private label brands, on social media platforms and similar venues, including blogs, websites, and other forums for internet-based communications that allow individuals access to a broad audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is inaccurate. The reputation of our company and our retail banners may be damaged by adverse events at the corporate level or by adverse events at our other banners. Damage to the reputation of our company and our banners could result in declines in customer loyalty and sales, affect our vendor relationships, development opportunities and associate retention and otherwise adversely affect our business.

Issues with merchandise quality or safety could damage our reputation, sales and financial results.

Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we sell to consumers. Regulations and standards in this area, including those related to the U.S. Consumer Product Safety Improvement Act of 2008, state regulations like California’s Proposition 65, and similar legislation in other countries in which we operate, impose restrictions and requirements on the merchandise we sell in our stores and through e-commerce and change from time to time. Also, new federal, state, provincial or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. If we are unable to comply with regulatory requirements on a timely basis or at all or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our financial results. We rely on our vendors to provide quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their obligations to do so. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the quality and safety of merchandise, particularly with food, bath and body and children’s products, or issues with the genuineness of merchandise, regardless of our fault, or customer concerns about such issues, could cause damage to our reputation and could result in lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results.

Our expanding international operations may expose us to risks inherent in operating in new countries.

We have a significant retail presence in Canada and Europe and have established buying offices around the world, and our goal is to continue to expand our operations into other international markets in the future. It can be costly and complex to establish, develop and maintain international operations and promote business in new international jurisdictions, which may differ significantly from the U.S. and other countries in which we currently operate. In addition to facing risks similar to our U.S. and current international operations, such as with regulations such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, we face additional risks inherent in operating in new countries, such as understanding the retail climate and trends, local customs and competitive conditions; and complying with new laws, rules and regulations; developing the appropriate infrastructure for local operations; as well as financial risks including currency exchange fluctuations and adverse tax consequences or limitations on the repatriation and investment of funds outside of the country where earned, which could have an adverse impact on our operations or profitability. Complying with applicable laws and our own internal policies may require us to spend additional time and resources to implement new procedures and financial controls, conduct audits, train associates and third parties on our compliance methods or take other actions, which could adversely impact our operations.

We are subject to risks associated with importing merchandise from other countries.

Many of the products sold in our stores are sourced by our vendors and, to a lesser extent, by us, in many countries outside of the country where the stores are located, particularly southeastern Asia. Where we are the importer of record, we may be subject to regulatory or other requirements similar to those imposed upon the manufacturer of such products. We are subject to the various risks of importing merchandise from other countries and purchasing product made in other countries, such as:

—	potential disruptions in manufacturing, logistics and supply;

—	changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise;

—	strikes, threats of strikes and other events affecting delivery;

—	consumer perceptions of the safety of imported merchandise;

—	product compliance with laws and regulations of the destination country;

—	product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;

—	concerns about human rights, working conditions and other labor rights and conditions in countries where merchandise is produced, and changing labor, environmental and other laws in these countries;

—	compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

—	exposure for product warranty and intellectual property issues; and

—	economic, political or other problems in countries from or through which merchandise is imported.

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to operating in non-U.S. jurisdictions and importing merchandise, there can be no assurance that contractors, agents, vendors or other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our operations or operating results.

Our results may be adversely affected by reduced availability or increases in the price of oil or other fuels, raw materials and other commodities.

Energy and fuel costs have fluctuated dramatically and had significant cost increases in the past, particularly the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we have implemented a hedging strategy designed to manage a portion of our transportation costs, that strategy may not be effective or sufficient and increases in oil and gasoline prices could adversely affect consumer spending and demand for our products and increase our operating costs, which could have an adverse effect on our performance. Increased regulation related to environmental costs, including cap and trade or other emissions management systems could also adversely affect our costs of doing business, including utility costs, transportation and logistics.

Similarly, other commodity prices can fluctuate dramatically, such as the cost of cotton and synthetic fabrics, which at times have risen significantly. Such increases can increase the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.

Fluctuations in currency exchange rates may lead to lower revenues and earnings.

Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and changes in currency exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in currency exchange rates have had and are expected to continue to have a significant impact on our consolidated and segment results from time to time. Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When these changes occur suddenly, it can be difficult for us to adjust retail prices accordingly, and gross margin can be adversely affected. A significant amount of merchandise we offer for sale is made in China, and accordingly, a revaluation of the Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which our stores are located, could be significant.

Additionally, we routinely enter into inventory-related hedging instruments to mitigate the impact of currency exchange rates on merchandise margins of merchandise purchases by our divisions denominated in currencies other than their local currencies. In accordance with GAAP, we evaluate the fair value of these hedging instruments and make mark-to-market adjustments at the end of each accounting period. These adjustments are of a much greater magnitude when there is significant volatility in currency exchange rates and may have a significant impact on our earnings.

Although we implement foreign currency hedging and risk management strategies to reduce our exposure to fluctuations in earnings and cash flows associated with changes in currency exchange rates, we expect that currency exchange rate fluctuations could have a material adverse effect on our sales and results of operations from time to time. In addition, fluctuations in currency exchange rates may have a greater impact on our earnings and operating results if a counterparty to one of our hedging arrangements fails to perform.

Our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of securities analysts or investors, which could adversely affect our stock price.

Our operating results have fluctuated from quarter to quarter at points in the past, and they may continue to do so in the future. If we fail to increase our results over prior periods, to achieve our projected results or goals or to meet the expectations of securities analysts or investors, our share price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by factors we can control, such as the execution of our off-price buying, including selection, pricing and mix of merchandise; inventory management including flow, pricing markon and markdowns; and management of our growth, but also may be affected by some factors that are not within our control, including actions of competitors, weather conditions, economic conditions, consumer confidence, seasonality, and cost increases due, for example, to government regulation and increased healthcare and benefits costs. Most of our operating expenses, such as rent expense and associate salaries, do not vary directly with the amount of our sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below our expectations for that quarter, we generally are not able to proportionately reduce operating expenses for that quarter, resulting in a disproportionate effect on our net income for the quarter. We maintain a forecasting process that seeks to project sales and align expenses. If we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our financial performance could be adversely affected. In addition, if we do not repurchase the number of shares we contemplated pursuant to our stock repurchase programs, our earnings per share may be adversely affected.

If we engage in mergers or acquisitions or investments in new businesses, or divest, close or consolidate any of our current businesses, our business will be subject to additional risks.

We may acquire new businesses (as in our recent acquisition of Sierra Trading Post), invest in or enter into joint ventures with other businesses, develop new businesses internally and divest, close or consolidate businesses. Acquisition, investment or divestiture activities may divert attention of management from operating the existing businesses, and we may not effectively evaluate target companies or investments or assess the risks, benefits and cost of buying, investing in or closing businesses or of the integration of acquired businesses, all of which can be difficult, time-consuming and dilutive. Acquisitions, investments, closings and divestitures may not meet our performance and other expectations or may expose us to unexpected or greater-than-expected costs, liabilities and risks. Divestitures, closings and consolidations also involve risks, such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of an acquirer. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in a satisfactory manner could adversely affect our future results of operations and financial condition.

Failure to comply with existing laws, regulations and orders or changes in existing laws and regulations could negatively affect our business operations and financial performance.

We are subject to federal, state, provincial and local laws, rules and regulations in the United States and other countries, any of which may change from time to time, as well as orders and assurances. These legal, regulatory and administrative requirements collectively affect multiple aspects of our business, from cost of health care and retirement benefits, workforce management, logistics, marketing, import/export, sourcing and manufacturing, data protection and others. If we fail to comply with these laws, rules, regulations and orders, we may be subject to fines or other penalties, which could materially adversely affect our operations and our financial results and condition. Further, applicable accounting principles and interpretations may change from time to time, and the changes could have material effects on our reported financial results and condition.

We must also comply with new and changing laws and regulations. New legislative and regulatory initiatives and reforms in jurisdictions where we do business could increase our costs of compliance or of doing business and could adversely affect our operating results, including those involving:

—	labor and employment and employment benefits, including regarding labor unions and works councils;

—	consumer protection and financial regulations;

—	data protection and privacy;

—	climate change, energy and waste;

—	internet, including e-commerce, electronic communications and privacy; and

—	protection of third party intellectual property rights.

Our results may be materially adversely affected by the outcomes of litigation, legal proceedings and other legal matters.

We are involved, or may in the future become involved, in legal proceedings, regulatory reviews and audits. These may involve inquiries, investigations, law suits and other proceedings by local, provincial, state and federal governmental entities (in the United States and other countries) and private plaintiffs, including with respect to tax, escheat, whistleblower claims, employment and employee benefits including classification, employment rights, discrimination, wage and hour and retaliation, securities, disclosure, real estate, tort, consumer protection, product safety, advertising, and intellectual property. There continue to be a number of employment-related lawsuits, including class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, litigation can be both time-consuming and disruptive to our operations and may cause significant expense and diversion of management attention. Legal and regulatory proceedings and investigations could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.

Tax matters could adversely affect our results of operations and financial condition.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate and future tax liability could be adversely affected by numerous factors including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory income tax rates and higher than anticipated in countries with higher statutory income tax rates, changes in income tax rates, changes in transfer pricing, changes in the valuation of deferred tax assets and liabilities, changes in applicable tax legislation, regulations and treaties, exposure to additional tax liabilities, including interest and penalties, and changes in accounting principles and interpretations relating to tax matters, any of which could adversely impact our results of operations and financial condition in future periods. Significant judgment is required in evaluating and estimating our worldwide provision and accruals for taxes, and actual results may differ from our estimations.

We are subject to the continuous examination of our tax returns and reports by federal, state, provincial and local tax authorities in the U.S. and foreign countries, and the examining authorities may challenge positions we take. We are engaged in various proceedings with such authorities and in court with respect to assessments, claims, deficiencies and refunds. We regularly assess the likely outcomes of these proceedings to determine the adequacy and appropriateness of our provision for income taxes, and increase and decrease our provision as a result of these assessments. However, the developments in and actual results of proceedings or the result of rulings by or settlements with tax authorities and courts or due to changes in facts, law or legal interpretations, expiration of applicable statutes of limitations or other resolutions of tax positions could differ from the amounts we have accrued for such proceedings in either a positive or a negative manner, which could materially affect our effective income tax rate in a given financial period, the amount of taxes we are required to pay and our results of operations.

In addition, we are subject to tax audits and examinations for payroll, value added, sales-based and other taxes relating to our businesses.

Our real estate leases generally obligate us for long periods, which subjects us to financial risks.

We lease virtually all of our store locations, generally for an initial terms of ten years, with options to renew the term, and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate, which can adversely affect our results as, for example, was the case in the closure of various of our former operations. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally includes, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign leases or sublease space to third parties, we can remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when the lease term for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms.

We depend upon strong cash flows from our operations to supply capital to fund our operations, growth, stock repurchases and dividends and interest and debt repayment.

Our business depends upon our operations to continue to generate strong cash flow to supply capital to support our general operating activities, to fund our growth and our return to stockholders through our stock repurchase programs and dividends, and to pay our interest and debt repayments. Our inability to continue to generate sufficient cash flows to support these activities, to repatriate cash from our international operations in a manner that is cost effective could adversely affect our growth plans and financial performance including our earnings per share. We borrow on occasion to finance our activities and if financing were not available to us in adequate amounts and on appropriate terms when needed, it could also adversely affect our financial performance.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We lease virtually all of our over 3,000 store locations, generally for 10-year terms with options to extend the lease term for one or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified payments.

The following is a summary of our primary owned and leased distribution centers and primary administrative office locations as of February 2, 2013. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied.

Distribution Centers

Marmaxx
T.J. Maxx	Worcester, Massachusetts	494,000 s.f.—owned
	Evansville, Indiana	989,000 s.f.—owned
	Las Vegas, Nevada	713,000 s.f. shared with Marshalls – owned
	Charlotte, North Carolina	595,000 s.f.—owned
	Pittston Township, Pennsylvania	1,017,000 s.f.—owned

Marshalls	Tolleson, Arizona Decatur, Georgia	303,000 s.f.—leased 780,000 s.f.—owned
	Woburn, Massachusetts	472,000 s.f.—leased
	Bridgewater, Virginia	562,000 s.f.—leased
	Philadelphia, Pennsylvania	1,001,000 s.f. – leased

HomeGoods	Brownsburg, Indiana	805,000 s.f.—owned
	Bloomfield, Connecticut	803,000 s.f.—owned

TJX Canada	Brampton, Ontario	506,000 s.f.—leased
	Mississauga, Ontario	679,000 s.f.—leased

TJX Europe	Wakefield, England	176,000 s.f.—leased
	Stoke, England	261,000 s.f.—leased
	Walsall, England	277,000 s.f.—leased
	Bergheim, Germany Wroclaw, Poland	322,000 s.f.—leased 303,000 s.f.—leased

Office Space

Corporate, Marmaxx, HomeGoods	Framingham and Westboro, Massachusetts	1,290,000 s.f.—leased/owned in several buildings

TJX Canada	Mississauga, Ontario	198,000 s.f.—leased

TJX Europe	Watford, England	81,000 s.f.—leased
	Dusseldorf, Germany	21,000 s.f.—leased

In addition to the office space listed above, TJX acquired approximately 700,000 square feet of office space in Marlborough, Massachusetts during fiscal 2013, which when ready for use is expected to replace some of the leased space in Framingham and Westboro, Massachusetts.

Sierra Trading Post, acquired in December 2012, is located in Cheyenne, Wyoming and owns a 60,000 square foot home office facility and a 223,000 square foot fulfillment center.

ITEM 3. Legal Proceedings

TJX is subject to certain legal proceedings and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes, including alleged misclassification of positions as exempt from overtime, alleged entitlement to additional wages for alleged off-the-clock work by hourly employees and alleged failure to pay all wages due upon termination. The lawsuits seek unspecified monetary damages, injunctive relief and attorneys’ fees. TJX is vigorously defending these claims. These lawsuits include Ebo v. The TJX Companies, et al., Superior Court of CA, Los Angeles County Superior Court, BC380575, November 13, 2007 and Ahmed v. T.J. Maxx Corp. et al., U.S. District Court, Eastern District of New York, 10-CV-03609, August 5, 2010. Case No 4:12 cv 558, May 17, 2012.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

On February 2, 2012, we effected a two-for-one stock split in the form of a stock dividend to shareholders of record as of January 17, 2012. All share and per share information has been retroactively adjusted to reflect the stock split.

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low sale prices for our common stock for fiscal 2013 and fiscal 2012 are as follows:

	Fiscal 2013		Fiscal 2012
Quarter	High	Low	High	Low
First	$42.56	$33.41	$27.00	$23.48
Second	$45.39	$39.46	$28.39	$24.60
Third	$46.67	$40.38	$30.64	$25.07
Fourth	$45.64	$40.08	$34.22	$28.60

The approximate number of common shareholders at February 2, 2013 was 107,800.

Our Board of Directors declared four quarterly dividends of $0.115 per share for fiscal 2013 and $0.095 per share for fiscal 2012. While our dividend policy is subject to periodic review by our Board of Directors, we are currently planning to pay a $0.145 per share quarterly dividend in fiscal 2014, subject to declaration and approval by our Board of Directors, and currently intend to continue to pay comparable dividends in the future.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2013 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(1) (a)	Average Price Paid Per Share(2) (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(3) (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)
October 28, 2012 through November 24, 2012	2,239,417	$41.98	2,239,417	$1,180,719,276
November 25, 2012 through December 29, 2012	2,974,339	$43.03	2,974,339	$1,052,719,350
December 30, 2012 through February 2, 2013	2,885,100	$44.37	2,885,100	$924,719,463
Total:	8,098,856		8,098,856

(1)	Repurchased under publicly announced stock repurchase programs.

(2)	Includes commissions for the shares repurchased under stock repurchase programs.

(3)

During the first quarter of fiscal 2013, we completed a $1 billion stock repurchase program announced in February 2011 and initiated a $2 billion stock repurchase program announced in February 2012. Under this new program, we repurchased a total of 24.7 million shares of common stock (including 8.1 million in shares in the fourth quarter) at a cost of $1.1 billion in fiscal 2013. Additionally, in February 2013, we announced our 14th stock repurchase program for an additional $1.5 billion.

ITEM 6. Selected Financial Data

Dollars in millions		Fiscal Year Ended January
except per share amounts	2013	2012	2011	2010	2009
	(53 Weeks)				(53 Weeks)
Income statement and per share data:
Net sales	$25,878	$23,191	$21,942	$20,288	$19,000
Income from continuing operations	$1,907	$1,496	$1,340	$1,214	$915
Weighted average common shares for diluted earnings per share calculation (in thousands)(1)	747,555	773,772	812,826	855,239	884,510
Diluted earnings per share from continuing operations(1)	$2.55	$1.93	$1.65	$1.42	$1.04
Cash dividends declared per share(1)	$0.46	$0.38	$0.30	$0.24	$0.22
Balance sheet data:
Cash and cash equivalents	$1,812	$1,507	$1,742	$1,615	$454
Working capital	$1,951	$2,069	$1,966	$1,909	$858
Total assets	$9,512	$8,282	$7,972	$7,464	$6,178
Capital expenditures	$978	$803	$707	$429	$583
Long-term obligations(2)	$775	$785	$788	$790	$384
Shareholders’ equity	$3,666	$3,209	$3,100	$2,889	$2,135
Other financial data:
After-tax return (continuing operations) on average shareholders’ equity	55.5%	47.4%	44.7%	48.3%	42.9%
Total debt as a percentage of total capitalization(3)	17.4%	19.7%	20.3%	21.5%	26.7%
Stores in operation:
In the United States:
T.J. Maxx	1,036	983	923	890	874
Marshalls	904	884	830	813	806
Sierra Trading Post	4	—	—	—	—
HomeGoods	415	374	336	323	318
A.J. Wright(4)	—	—	142	150	135
In Canada:
Winners	222	216	215	211	202
HomeSense	88	86	82	79	75
Marshalls	14	6	—	—	—
In Europe:
T.K. Maxx	343	332	307	263	235
HomeSense	24	24	24	14	7
Total	3,050	2,905	2,859	2,743	2,652
Selling square footage (in thousands):
In the United States:
T.J. Maxx	23,894	22,894	21,611	20,890	20,543
Marshalls	22,380	22,042	20,912	20,513	20,388
Sierra Trading Post	83	—	—	—	—
HomeGoods	8,210	7,391	6,619	6,354	6,248
A.J. Wright(4)	—	—	2,874	3,012	2,680
In Canada:
Winners	5,115	5,008	4,966	4,847	4,647
HomeSense	1,698	1,670	1,594	1,527	1,437
Marshalls	363	162	—	—	—
In Europe:
T.K. Maxx	7,830	7,588	7,052	6,106	5,404
HomeSense	411	402	402	222	107
Total	69,984	67,157	66,030	63,471	61,454

(1)	Fiscal 2011, fiscal 2010 and fiscal 2009 have been restated to reflect the two-for-one stock split effected in February 2012.

(2)	Includes long-term debt, exclusive of current installments and capital lease obligation, less portion due within one year.

(3)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligation, including current maturities.

(4)	As a result of the consolidation of the A.J. Wright chain, all A.J. Wright stores ceased operations by the end of February 2011.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows relates to our 53-week fiscal year ended February 2, 2013 (fiscal 2013) and our 52-week fiscal years ended January 28, 2012 (fiscal 2012) and January 29, 2011 (fiscal 2011).

OVERVIEW

The TJX Companies, Inc. is the largest off-price retailer of apparel and home fashions in the U.S. and worldwide. Our over 3,000 stores offer a rapidly changing assortment of quality, fashionable, brand-name and designer apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices, every day. We operate our business in four divisions: Marmaxx (which operates T.J. Maxx and Marshalls) and HomeGoods, both in the United States; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX Europe (which operates T.K. Maxx and HomeSense in Europe).

Fiscal 2013 was another record year for us. Highlights of our financial performance for fiscal 2013 include the following:

—	In fiscal 2013, we posted strong gains in same store sales, net sales and earnings per share on top of significant increases in the last two fiscal years.

•	Net sales increased to $25.9 billion for fiscal 2013, up 12% over fiscal 2012. The 53rd week in fiscal 2013 increased net sales by 2%.

•

Same store sales, on a 52-week basis, increased 7% in fiscal 2013 over increases of 4% in each of the previous two years. The fiscal 2013 increase was driven by an increase in customer traffic as we continued to grow our customer base.

•

Earnings per share for fiscal 2013 were $2.55 per diluted share, up 32% compared to $1.93 per diluted share in fiscal 2012, or up 28% compared to fiscal 2012 adjusted* diluted earnings per share of $1.99. The 53rd week added approximately $0.08 per share to fiscal 2013 earnings.

•	All of our divisions exceeded our expectations in fiscal 2013, posting strong same store sales increases and increases in segment profits.

*	Adjusted measures exclude certain items affecting comparability. See “Adjusted Financial Measures” below.

—	In fiscal 2013, we continued to drive the growth of our divisions.

•

At February 2, 2013, the number of stores in operation was up 5% and selling square footage was up 4% over the end of fiscal 2012. We expect to end fiscal 2014 with 3,200 stores, which would represent a 5% increase in our consolidated store base and a 4% increase in our selling square footage.

•

All of our divisions posted strong same store sales increases, driven by increases in customer traffic. New T.J. Maxx and Marshalls stores performed well as we expanded into more rural markets as well as major cities. The Marshalls chain in Canada also has performed well and TJX Europe regained its momentum with a very strong 10% same store sales increase.

•

We invested in e-commerce. In December, 2012, we purchased Sierra Trading Post, an off-price internet retailer. We expect to launch our T.J. Maxx website in a small, controlled mode in the second half of fiscal 2014.

—	We continued our focus on operating with lean inventories, driving rapid merchandise turns and controlling expenses.

•

Our fiscal 2013 pre-tax margin (the ratio of pre-tax income to net sales) was 11.9%, a 1.5 percentage point increase compared to fiscal 2012, and a 1.2 percentage point increase from an adjusted 10.7% for fiscal 2012. The 53rd week benefited the fiscal 2013 pre-tax margin by approximately 0.2 percentage points.

•

Our cost of sales ratio for fiscal 2013 improved 1.1 percentage points to 71.6% compared to fiscal 2012 and improved 1.0 percentage points compared to an adjusted basis for fiscal 2012. The improvements over last year were primarily due to improved merchandise margins and buying and occupancy expense leverage.

•

Our selling, general and administrative expense ratio for fiscal 2013 decreased 0.4 percentage points from 16.8% in fiscal 2012 to 16.4%. On an adjusted basis, this ratio decreased 0.1 percentage points from an adjusted16.5% in fiscal 2012.

•

Our consolidated average per store inventories, including inventory on hand at our distribution centers, but excluding our internet based business Sierra Trading Post, were down 6% at the end of fiscal 2013.

—	We continued to use cash to return value to our shareholders.

•

During fiscal 2013, we repurchased 30.6 million shares of our common stock for $1.3 billion. Earnings per share reflect the benefit of the stock repurchase program. In February 2013, our Board of Directors authorized our 14th stock repurchase program for an additional $1.5 billion. We expect to repurchase approximately $1.3 to $1.4 billion of our stock in fiscal 2014.

•

We paid quarterly dividends of $0.115 per share for fiscal 2013. We expect to pay quarterly dividends for fiscal 2014 of $0.145 per share, or an annual dividend of $0.58 per share, which would represent a 26% increase over the prior year, subject to the declaration and approval of our Board of Directors.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for fiscal 2013 totaled $25.9 billion, a 12% increase over $23.2 billion in fiscal 2012. The increase reflected a 7% increase from same store sales, a 3% increase from new stores and a 2% increase from the impact of the 53rd week in the fiscal 2013 calendar. Foreign currency exchange rates had an immaterial impact on fiscal 2013 net sales. Consolidated net sales for fiscal 2012 totaled $23.2 billion, a 6% increase over $21.9 billion in fiscal 2011. The increase reflected a 5% increase from new stores, a 4% increase from same store sales and a 1% increase from foreign currency exchange rates, offset in part by a 4% decrease due to the elimination of sales from stores operating under the A.J. Wright banner. (The fiscal 2012 sales from the converted A.J. Wright stores are included in new store sales.)

Same store sales increases in the U.S. for fiscal 2013 were driven by an increase in customer traffic, and to a lesser extent an increase in the value of the average transaction. Sales of both apparel and home fashions were equally strong. Geographically, same store sales increases in the U.S. were strong throughout most regions with Florida and the Southwest performing above the consolidated average and virtually all other regions close to the consolidated average. Our foreign segments both posted same store sales increases, with TJX Europe above the consolidated average and TJX Canada below the consolidated average.

Same store sales increases in the U.S. for fiscal 2012 reflected an increase in both the value of the average transaction and an increase in customer traffic. Same store sales of our home, dresses, men’s, shoes and accessories categories were particularly strong. Geographically, same store sales increases in the U.S. were strong throughout most regions, with Florida and the Southwest performing above the consolidated average and the Midwest trailing the consolidated average. For the full fiscal year 2012, the same store sales increase for TJX Europe was well below the consolidated average, and same store sales at TJX Canada decreased from the prior year, but both Europe and Canada posted strong same store sales gains in the fourth quarter of fiscal 2012.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance. We define customer traffic to be the number of transactions in stores included in the same store sales calculation.

The following table sets forth our consolidated operating results from continuing operations as a percentage of net sales on an as reported and as adjusted basis:

	Percentage of Net Sales Fiscal Year 2013	Percentage of Net Sales Fiscal Year 2012		Percentage of Net Sales Fiscal Year 2011
	As reported	As reported	As adjusted*	As reported	As adjusted*
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.6	72.7	72.6	73.1	72.9
Selling, general and administrative expenses	16.4	16.8	16.5	16.9	16.3
Provision (credit) for Computer Intrusion related expenses	—	—	—	(0.1)	—
Interest expense, net	0.1	0.2	0.2	0.2	0.2
Income from continuing operations before provision for income taxes**	11.9%	10.4%	10.7%	9.9%	10.6%
Diluted earnings per share-continuing operations	$2.55	$1.93	$1.99	$1.65	$1.75
*	See “Adjusted Financial Measures” below.

**	Figures may not foot due to rounding.

Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency exchange rates affect our reported results are as follows:

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

—

Inventory hedges: We routinely enter into inventory-related hedging instruments to mitigate the impact of foreign currency exchange rates on merchandise margins when our divisions, principally in Europe and Canada, purchase goods in currencies other than their local currencies. As we have not elected “hedge accounting” for these instruments as defined by generally accepted accounting principles (GAAP), we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is sold. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.6% in fiscal 2013, 72.7% in fiscal 2012 and 73.1% in fiscal 2011. The 1.1 percentage point improvement in this ratio for fiscal 2013 was primarily due to improved merchandise margins, driven by lower markdowns, as well as expense leverage on the strong same store sales increase. In addition, the 53rd week in fiscal 2013 benefitted this expense ratio by approximately 0.2 percentage points.

The improvement in this ratio for fiscal 2012 was due to expense leverage on buying and occupancy costs (particularly at Marmaxx and HomeGoods), partially offset by a decrease in merchandise margins at TJX Europe and TJX Canada.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales were 16.4% in fiscal 2013, 16.8% in fiscal 2012 and 16.9% in fiscal 2011. On an adjusted basis, this ratio was 16.5% in fiscal 2012 and 16.3% in fiscal 2011. The improvement in this ratio for fiscal 2013 was primarily due to expense leverage on strong same store sales, partially offset by contributions to the TJX Foundation and by expenses related to two third quarter items: a non-cash charge for the cumulative impact of a correction to our pension accrual for prior years and a non-operating charge due to the adjustment in our reserve for former operations relating to closed stores.

The increase in the adjusted selling, general and administrative expense ratio in fiscal 2012 compared to fiscal 2011 was driven by increased general corporate expenses, primarily investment in new systems, talent and e-commerce, costs associated with a voluntary retirement program and fourth quarter charges and write-offs at TJX Canada and TJX Europe (see segment discussions below), offset in part by expense leverage on strong same store sales, particularly at HomeGoods.

Interest expense, net: The components of interest expense, net for the last three fiscal years are summarized below:

	Fiscal Year Ended
Dollars in thousands	February 2, 2013	January 28, 2012	January 29, 2011
Interest expense	$48,582	$49,276	$49,014
Capitalized interest	(7,750)	(2,593)	—
Interest (income)	(11,657)	(11,035)	(9,877)
Interest expense, net	$29,175	$35,648	$39,137

Gross interest expense has remained fairly constant over the last three fiscal years. The reduction in our net interest expense position in both fiscal 2013 and in fiscal 2012 was due to capitalized interest on major capital projects that have not yet been placed in service.

Income taxes: Our effective annual income tax rate was 38.0% in fiscal 2013, 38.0% in fiscal 2012 and 38.1% in fiscal 2011. TJX’s effective rate remained constant for fiscal 2013 as compared to fiscal 2012. The fiscal 2013 effective tax rate benefitted from an increase in foreign earnings, which are taxed at lower rates, but this benefit was offset by the absence of the benefit in fiscal 2012 due to a net reduction in federal and state tax reserves. The decrease in the effective income tax rate for fiscal 2012 as compared to fiscal 2011 is primarily attributable to a reduction in the fiscal 2012 tax reserves related to the favorable resolution of U.S. Federal tax audits, partially offset by an increase in state and U.S. Federal tax reserves, for a net decrease in the provision.

Income from continuing operations and diluted earnings per share from continuing operations: Income from continuing operations was $1.9 billion in fiscal 2013, a 27% increase over $1.5 billion in fiscal 2012, which in turn was a 12% increase over $1.3 billion in fiscal 2011. Diluted earnings per share were $2.55 in fiscal 2013, $1.93 in fiscal 2012 and $1.65 in fiscal 2011.

Fiscal 2013 diluted earnings per share included an approximate $0.08 per share benefit due to the impact of the 53rd week in the fiscal 2013 calendar. Adjusted diluted earnings per share were $1.99 for fiscal 2012 and $1.75 for fiscal 2011 (see Adjusted Financial Measures).

Foreign currency exchange rates also affected the comparability of our results. Foreign currency exchange rates had an immaterial impact on earnings per share in fiscal 2013 compared to fiscal 2012 but benefitted fiscal 2012 earnings per share by $0.01 per share compared with a $0.01 per share negative impact in fiscal 2011.

In addition, our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. We repurchased 30.6 million shares of our stock at a cost of $1.3 billion in fiscal 2013, 49.7 million shares of our stock at a cost of $1.4 billion in fiscal 2012, and 55.1 million shares at a cost of $1.2 billion in fiscal 2011.

Discontinued operations and net income: In fiscal 2011, we had a net gain from discontinued operations reflecting an after-tax benefit of $3.6 million (which did not impact diluted earnings per share) as a result of a $6 million pre-tax reduction of the estimated cost of settling lease-related obligations of former businesses. Net income, which includes the impact of these discontinued operations, was $1.9 billion, or $2.55 per share, for fiscal 2013, $1.5 billion, or $1.93 per share, for fiscal 2012, and $1.3 billion, or $1.65 per share, for fiscal 2011.

Adjusted Financial Measures: In addition to presenting financial results in conformity with GAAP, we are also presenting certain measures on an “adjusted” basis. We adjusted them to exclude:

•

from the fiscal 2012 results, costs related to the A.J. Wright consolidation incurred in fiscal 2012, including closing costs, additional operating losses related to the A.J. Wright stores closed in fiscal 2012 and the costs incurred by the Marmaxx and HomeGoods segments to convert former A.J. Wright stores to their banners and hold grand re-opening events for these stores, and

•

from the fiscal 2011 results, costs related to the A.J. Wright consolidation incurred in fiscal 2011 (which included a majority of the costs related to closing the A.J. Wright business and the operating loss of the A.J. Wright segment for the fourth quarter of fiscal 2011), and the benefit of a reduction to the provision for the Computer Intrusion which occurred over four years ago.

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

Reconciliations of each of the adjusted financial measures to the financial measures in accordance with GAAP for fiscal 2012 and fiscal 2011 are provided below.

	Fiscal year 2012 As reported				Fiscal year 2012 As adjusted
Dollars in millions, except per share data	U.S.$	% of Net Sales	Adjustments		U.S.$*	% of Net Sales
Net sales	$23,191		$(9	)(1)	$23,182
Cost of sales, including buying and occupancy costs	16,854	72.7%	(16	)(2)	16,838	72.6%
Gross profit margin	—	27.3%			—	27.4%
Selling, general and administrative expenses	3,890	16.8%	(63	)(3)	3,828	16.5%
Income from continuing operations before provision for income taxes	$2,411	10.4%	$69		$2,481	10.7%
Diluted earnings per share-continuing operations	$1.93		$0.06	(4)	$1.99

	Fiscal year 2011 As reported				Fiscal year 2011 As adjusted
Dollars in millions, except per share data	U.S.$	% of Net Sales	Adjustments		U.S.$*	% of Net Sales
Net sales	$21,942		$(279	)(5)	$21,663
Cost of sales, including buying and occupancy costs	16,040	73.1%	(242	)(6)	15,798	72.9%
Gross profit margin	—	26.9%			—	27.1%
Selling, general and administrative expenses	3,710	16.9%	(177	)(7)	3,533	16.3%
Provision (credit) for Computer Intrusion related costs	(12)	(0.1)%	12	(8)	—
Income from continuing operations before provision for income taxes	$2,164	9.9%	$129		$2,293	10.6%
Diluted earnings per share-continuing operations	$1.65		$0.10	(9)	$1.75
*	Figures may not cross-foot due to rounding.

(1)	Sales of A.J. Wright stores prior to closing ($9 million).

(2)	Cost of sales, including buying and occupancy costs of A.J. Wright prior to closing ($15 million) and applicable conversion costs of A.J. Wright stores converted to Marmaxx and HomeGoods banners ($1 million).

(3)	Operating costs of A.J. Wright prior to closing and costs to close A.J. Wright stores not converted to other banners ($44 million) and applicable conversion and grand re-opening costs for A.J. Wright stores converted to Marmaxx and HomeGoods banners ($19 million).

(4)	Impact on earnings per share of operating loss and closing costs of A.J. Wright stores ($0.04 per share) and conversion and grand re-opening costs at Marmaxx and HomeGoods ($0.02 per share). 2012 effective tax rate used in computation.

(5)	Sales associated with A.J. Wright prior to closing ($279 million).

(6)	Cost of sales, including and buying and occupancy costs associated with closing A.J. Wright stores, distribution centers and home office ($242 million).

(7)	Operating costs of A.J. Wright prior to closing and costs to close A.J. Wright stores not being converted to other banners ($177 million).

(8)	Reduction of the provision for Computer Intrusion related costs, primarily as a result of insurance proceeds and adjustments to our remaining reserve ($12 million).

(9)	Impact on earnings per share of operating losses and closing costs of A.J. Wright stores ($0.11 per share) and impact on earnings per share of the reduction to the provision for Computer Intrusion related costs ($0.01 per share). 2011 effective tax rate used in computation.

The costs to convert A.J. Wright stores to other banners and to hold grand re-openings affected our Marmaxx and HomeGoods segments in fiscal 2012. A reconciliation of adjusted segment margin, a non-GAAP financial measure, to segment margin as reported in accordance with GAAP for each of these segments is as follows:

	Fiscal 2012 As reported				Fiscal 2012 As adjusted		Fiscal 2011 As reported
	U.S.$ in Millions	% of Net Sales	Adjustments		U.S.$ in Millions*	% of Net Sales	U.S.$ in Millions	% of Net Sales
Marmaxx segment profit	$2,073	13.5%	$17	(1)	$2,090	13.6%	$1,876	13.3%
HomeGoods segment profit	$234	10.4%	$3	(2)	$238	10.6%	$187	9.5%
*	Figures may not cross-foot due to rounding.

(1)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a T.J. Maxx or Marshalls store.

(2)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a HomeGoods store.

Segment information: We operate four main business segments. Marmaxx (T.J. Maxx and Marshalls) and HomeGoods both operate stores in the United States. Our TJX Canada segment operates our stores in Canada (Winners, HomeSense and Marshalls), and our TJX Europe segment operates our stores in Europe (T.K. Maxx and HomeSense). (A.J. Wright ceased to be a segment following its consolidation.) Late in fiscal 2013 we acquired Sierra Trading Post (STP), an off-price internet retailer. The results of STP are not material and have been included with our Marmaxx segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Fiscal Year Ended
Dollars in millions	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$17,011.4	$15,367.5	$14,092.2
Segment profit	$2,486.3	$2,073.4	$1,876.0
Segment profit as a percentage of net sales	14.6%	13.5%	13.3%
Adjusted segment profit as a percentage of net sales*	n/a	13.6%	n/a
Percent increase in same store sales	6%	5%	4%
Stores in operation at end of period
T.J. Maxx	1,036	983	923
Marshalls	904	884	830
Total Marmaxx	1,940	1,867	1,753
Selling square footage at end of period (in thousands)
T.J. Maxx	23,894	22,894	21,611
Marshalls	22,380	22,042	20,912
Total Marmaxx	46,274	44,936	42,523

*	See “Adjusted Financial Measures” above.

At February 2, 2013, STP operated 4 stores with a selling square footage of 83,000.

Net sales at Marmaxx increased 11% in fiscal 2013 as compared to fiscal 2012. Same store sales for Marmaxx were up 6% in fiscal 2013, on top of a 5% increase in the prior year. Same store sales growth at Marmaxx for fiscal 2013 was driven by an increase in customer traffic, with both apparel and home fashions posting solid same store sales gains. Geographically, same store sales were strong throughout the country.

Same store sales growth at Marmaxx for fiscal 2012 was driven by a balanced increase in the value of the average transaction and an increase in customer traffic. The categories that posted particularly strong same store sales increases in fiscal 2012 were dresses, men’s, shoes and accessories. Geographically, same store sales increases were strong throughout the country, with Florida and the Southwest the strongest and the Midwest below the chain average.

Segment margin was up 1.1 percentage points to 14.6% for fiscal 2013 compared to 13.5% for fiscal 2012. This increase was primarily due to a 0.6 percentage point improvement in merchandise margin, largely due to lower markdowns. The fiscal 2013 segment margin also benefitted from expense leverage (particularly occupancy costs, which improved by 0.4 percentage points) on strong same store sales growth and the 53rd week which lifted the fiscal 2013 segment margin by approximately 0.2 percentage points.

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

We believe our ongoing store remodel program has benefited our sales in this segment. As a result of the remodel program and our new store openings, approximately 75% of T.J. Maxx and Marshall’s stores were in the new prototype at the end of fiscal 2013.

In fiscal 2014, we expect to open approximately 75 new Marmaxx stores (net of closings) and increase selling square footage by approximately 3%.

HomeGoods

	Fiscal Year Ended
Dollars in millions	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$2,657.1	$2,244.0	$1,958.0
Segment profit	$324.6	$234.4	$186.5
Segment profit as a percentage of net sales	12.2%	10.4%	9.5%
Adjusted segment profit as a percentage of net sales*	n/a	10.6%	n/a
Percent increase in same store sales	7%	6%	6%
Stores in operation at end of period	415	374	336
Selling square footage at end of period (in thousands)	8,210	7,391	6,619
*	See “Adjusted Financial Measures” above.

HomeGoods’ net sales increased 18% in fiscal 2013 compared to fiscal 2012, on top of a 15% increase in fiscal 2012 when compared to fiscal 2011. Same store sales increased 7% in fiscal 2013, on top of a same store sales increase of 6% in fiscal 2012. Same store sales growth was driven by an increase in customer traffic and, to a lesser extent, an increase in the value of the average transaction in both years. Segment profit margin for fiscal 2013 was 12.2%, up from 10.4% for fiscal 2012. The increase was driven by expense leverage on the 7% same store sales increase, particularly occupancy and administrative costs, and an increase in merchandise margins. Segment profit margin for fiscal 2012 was 10.4% up from 9.5% for fiscal 2011. The increase was due to expense leverage on the same store sales increase and an increase in merchandise margins (primarily due to lower markdowns), partially offset by the conversion and grand re-opening costs of former A.J. Wright stores converted to HomeGoods. Adjusted segment profit margin for fiscal 2012 (which excludes the A.J. Wright conversion costs) increased 1.1 percentage points to 10.6%.

In fiscal 2014, we plan a net increase of approximately 30 HomeGoods stores and plan to increase selling square footage by approximately 7%.

A.J. Wright

We completed the consolidation of the A.J. Wright division in the first quarter of fiscal 2012, closing the remaining stores not being converted to other banners. These closing costs (primarily lease-related obligations) and A.J. Wright operating losses totaled $49.3 million and were reported as an A.J. Wright segment loss in the first quarter of fiscal 2012.

In fiscal 2011 A.J. Wright had a segment loss of $130.0 million on net sales of $888.4 million. A majority of the costs related to the closing of A.J. Wright were recorded in the fourth quarter of fiscal 2011. The fiscal 2011 segment loss includes a fourth quarter loss of $140.6 million.

Due to the anticipated migration of A.J. Wright customers to our other U.S. segments, A.J. Wright was not treated as a discontinued operation for financial reporting purposes.

International Segments:

TJX Canada

	Fiscal Year Ended
U.S. Dollars in millions	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$2,926.0	$2,680.1	$2,510.2
Segment profit	$414.9	$348.0	$352.0
Segment profit as a percentage of net sales	14.2%	13.0%	14.0%
Percent increase (decrease) in same store sales	5%	(1)%	4%
Stores in operation at end of period
Winners	222	216	215
HomeSense	88	86	82
Marshalls	14	6	—
Total	324	308	297
Selling square footage at end of period (in thousands)
Winners	5,115	5,008	4,966
HomeSense	1,698	1,670	1,594
Marshalls	363	162	—
Total	7,176	6,840	6,560

Net sales for TJX Canada increased 9% in fiscal 2013 as compared to fiscal 2012. Currency translation negatively impacted sales growth by 1 percentage point in fiscal 2013, as compared to the same period last year. Same store sales increased 5% in fiscal 2013 compared to a decrease of 1% in fiscal 2012.

Segment profit for fiscal 2013 increased to $414.9 million, and segment profit margin increased 1.2 percentage points to 14.2%. The improvement in segment margin was driven by increased merchandise margin, largely due to lower markdowns. This increase in segment margin was partially offset by increased incentive compensation accruals in fiscal 2013 as compared to fiscal 2012. Foreign currency translation and the mark-to-market adjustment on inventory related hedges did not have a significant impact on fiscal 2013 segment profit and segment margin.

Net sales for TJX Canada increased 7% in fiscal 2012 as compared to fiscal 2011. Currency translation benefitted fiscal 2012 sales growth by approximately 4 percentage points, as compared to the same period in fiscal 2011. Same store sales decreased 1% in fiscal 2012 compared to an increase of 4% in fiscal 2011 largely due to execution issues in women’s and, to a lesser extent, children’s categories.

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

We expect to add a net of approximately 20 stores in Canada in fiscal 2014 and plan to increase selling square footage by approximately 6%.

TJX Europe

	Fiscal Year Ended
U.S. Dollars in millions	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$3,283.9	$2,890.7	$2,493.5
Segment profit	$215.7	$68.7	$75.8
Segment profit as a percentage of net sales	6.6%	2.4%	3.0%
Percent increase (decrease) in same store sales	10%	2%	(3)%
Stores in operation at end of period
T.K. Maxx	343	332	307
HomeSense	24	24	24
Total	367	356	331
Selling square footage at end of period (in thousands)
T.K. Maxx	7,830	7,588	7,052
HomeSense	411	402	402
Total	8,241	7,990	7,454

Net sales for TJX Europe increased 14% in fiscal 2013 to $3.3 billion compared to $2.9 billion in fiscal 2012. Currency translation negatively impacted fiscal 2013 sales growth by 2 percentage points. Fiscal 2013 same store sales increased 10% compared to an increase of 2% in fiscal 2012.

Segment profit more than tripled to $215.7 million for fiscal 2013, and segment profit margin increased to 6.6%. The improvements we saw in the fourth quarter of fiscal 2012 in this segment’s performance as we slowed growth and re-focused on off-price fundamentals continued throughout fiscal 2013. More than half of the improvement in segment margin came from improved merchandise margins, which was virtually all due to lower markdowns. Segment profit and segment margin for fiscal 2013 as compared to 2012, benefitted from the absence of the fiscal 2012 charges for closing an office facility and the write-off of certain technology systems and other adjustments. The impact of foreign currency translation and the mark-to-market adjustment on inventory-related hedges was immaterial for fiscal 2013.

Net sales for TJX Europe increased 16% in fiscal 2012 to $2.9 billion compared to $2.5 billion in fiscal 2011. Currency translation benefited fiscal 2012 sales growth by 4 percentage points. Same store sales were up 2% in fiscal 2012 compared to a decrease of 3% in fiscal 2011. TJX Europe ended fiscal 2012 by posting a fourth quarter same store sales increase of 10%.

Segment profit decreased to $68.7 million for fiscal 2012, and segment profit margin decreased to 2.4%. For fiscal 2012, the impact of foreign currency translation and the mark-to-market adjustment on inventory-related hedges was immaterial. Our fiscal 2012 results reflect aggressive markdowns, primarily taken in the first quarter to clear inventory and adjust our merchandise mix and the charges and write-offs referenced above. Despite these fourth quarter charges, segment profit for the fourth quarter of fiscal 2012 nearly doubled reflecting the effects of the changes we made to address the execution issues that adversely affected fiscal 2011 and earlier parts of fiscal 2012.

We expect to add approximately 25 net stores in Europe in fiscal 2014 and plan to increase selling square footage by approximately 6%.

General Corporate Expense:

	Fiscal Year Ended
Dollars in millions	February 2, 2013	January 28, 2012	January 29, 2011
General corporate expense	$335.0	$228.3	$168.7

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The increase in general corporate expense for fiscal 2013 includes contributions to the TJX Foundation, an adjustment to our reserve for former operations and the acquisition costs of Sierra Trading Post. These items account for $56 million of the increase in general corporate expense. In addition, general corporate expense for fiscal 2013 includes increased incentive compensation accruals under our performance-based plans, additional investments in systems and technology and additional costs related to the expansion of our home office facilities.

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

Liquidity and Capital Resources

Operating activities: Net cash provided by operating activities was $3,046 million in fiscal 2013, $1,916 million in fiscal 2012 and $1,976 million in fiscal 2011. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.

Operating cash flows for fiscal 2013 increased $1,130 million compared to fiscal 2012. Net income plus the non-cash impact of depreciation and impairment charges provided cash of $2,427 million in fiscal 2013 compared to $1,995 million in fiscal 2012, an increase of $432 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a source of cash of $239 million in fiscal 2013, compared to a use of cash of $224 million in fiscal 2012. This change was attributable to faster inventory turns and a reduction in consolidated inventories on a per-store basis, including the distribution centers, which was down 6% at the end of fiscal 2013 as compared to fiscal 2012 (excluding Sierra Trading Post). The increase in accrued expenses and other liabilities favorably impacted cash by $269 million in fiscal 2013 versus $14 million in fiscal 2012, which was primarily driven by an increase in accrued incentive compensation and accrued pension. Additionally, operating cash flows increased by $48 million year-over-year due to the change in deferred income tax provision and income taxes payable which was largely offset by a reduction in operating cash flows of $47 million due to an increase in accounts receivable and prepaid expenses. The increase in prepaid expenses was primarily due to the timing of rental payments.

Operating cash flows for fiscal 2012 decreased $60 million compared to fiscal 2011. Net income plus the non-cash impact of depreciation and impairment charges provided cash of $1,995 million in fiscal 2012 compared to $1,897 million in fiscal 2011, an increase of $98 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $224 million in fiscal 2012, compared to $48 million in fiscal 2011. The increase in inventory was in our distribution centers, primarily due to higher pack-away inventory as we continued to take advantage of market opportunities. The average inventory in our stores at the end of fiscal 2012 was below fiscal 2011 levels. The additional cash outlay for the net change in inventory and accounts payable is due to the timing of payments. The impact of the changes in all other assets and liabilities, which reduced operating cash flows by $77 million year-over-year, was more than offset by the favorable impact on cash flows of $94 million due to a higher deferred income tax provision.

We have a reserve for the remaining future obligations of operations we have closed, sold or otherwise disposed of including, among others, Bob’s Stores and A.J. Wright. The majority of these obligations relate to real estate leases associated with these operations. The reserve balance was $45.2 million at February 2, 2013 and $45.4 million at January 28, 2012. The cash flows required to satisfy obligations of former operations are classified as a reduction in cash provided by operating activities. See Note C to the consolidated financial statements for more information.

Investing activities: Our cash flows for investing activities include capital expenditures for the last three fiscal years as set forth in the table below:

	Fiscal Year Ended
In millions	February 2, 2013	January 28, 2012	January 29, 2011
New stores	$170.7	$211.6	$196.3
Store renovations and improvements	282.7	319.8	301.0
Office and distribution centers	524.8	271.9	209.8
Capital expenditures	$978.2	$803.3	$707.1

We expect that we will spend approximately $925 million to $950 million on capital expenditures in fiscal 2014, including approximately $444 million for our offices and distribution centers (including buying and merchandising systems and information systems) to support growth, $316 million for store renovations and $190 million for new stores. We plan to fund these expenditures through internally generated funds.

We also purchased short-term investments that had initial maturities in excess of 90 days which, per our policy, are not classified as cash on the balance sheets presented. In fiscal 2013, we purchased $356 million of such short-term investments, compared to $152 million in fiscal 2012. Additionally, $213 million of such short-term investments were sold or matured during fiscal 2013 compared to $133 million last year.

Investing activities for fiscal 2013 also included the net cash paid in December 2012 for the acquisition of STP, an off-price internet retailer. The purchase price, net of cash acquired was $190 million which is subject to customary post-closing adjustments. See Note B to the consolidated financial statements for more information.

Financing activities: Cash flows from financing activities resulted in net cash outflows of $1,476 million in fiscal 2013; $1,336 million in fiscal 2012 and $1,224 million in fiscal 2011.

Under our stock repurchase programs, we spent $1,300 million to repurchase 30.6 million shares of our stock in fiscal 2013, $1,370 million to repurchase 49.7 million shares in fiscal 2012 and $1,201 million to repurchase 55.1 million shares in fiscal 2011. See Note D to the consolidated financial statements for more information. In February 2013, our Board of Directors authorized an additional repurchase program authorizing the repurchase of up to an additional $1.5 billion of TJX stock. We currently plan to repurchase approximately $1.3 billion to $1.4 billion of stock under our stock repurchase programs in fiscal 2014. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change.

We declared quarterly dividends on our common stock which totaled $0.46 per share in fiscal 2013, $0.38 per share in fiscal 2012 and $0.30 per share in fiscal 2011. Cash payments for dividends on our common stock totaled $324 million in fiscal 2013, $275 million in fiscal 2012 and $229 million in fiscal 2011. We also received proceeds from the exercise of employee stock options of $134 million in fiscal 2013, $219 million in fiscal 2012 and $176 million in fiscal 2011.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note J to the consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Contractual obligations: As of February 2, 2013, we had known contractual obligations (including current installments) under long-term debt arrangements, operating leases for property and equipment and purchase obligations as follows (in thousands):

		Payments Due by Period
Tabular Disclosure of Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$1,007,838	$42,863	$485,725	$52,125	$427,125
Operating lease commitments(2)	6,719,214	1,185,379	2,080,098	1,487,253	1,966,484
Purchase obligations(3)	2,956,330	2,823,533	119,250	13,495	52
Total Obligations	$10,683,382	$4,051,775	$2,685,073	$1,552,873	$2,393,661

(1)	Includes estimated interest costs.

(2)	Reflects minimum rent. Does not include costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2013. Does not include leases reflected in our reserve for former operations.

(3)	Includes estimated obligations under purchase orders for merchandise and under agreements for capital items, products and services used in our business, including executive employment and other agreements. Excludes agreements that can be cancelled without penalty.

We also have long-term liabilities for which it is not reasonably possible for us to predict when they may be paid which include $395.3 million for employee compensation and benefits and $257.2 million for uncertain tax positions.

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

Inventory valuation: We use the retail method for valuing inventory, which results in a weighted average cost. Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. This method is widely used in the retail industry, and we believe the retail method results in a more conservative inventory valuation than other inventory accounting methods. It involves management estimates with regard to markdowns and inventory shrinkage. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. Typically, a significant area of judgment in the retail method is the amount and timing of permanent markdowns. However, as a normal business practice, we have a specific policy as to when and how markdowns are to be taken, greatly reducing management’s discretion and the need for management estimates as to markdowns. Inventory shrinkage requires estimating a shrinkage rate for interim periods, but we take a full physical inventory near the fiscal year end to determine shrinkage at year end. Thus, actual and estimated amounts of shrinkage may differ in quarterly results, but the difference is typically not a significant factor in full year results. We do not generally enter into arrangements with vendors that provide for rebates and allowances that could ultimately affect the value of inventory.

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

We are required to make assumptions regarding variables, such as the discount rate for valuing pension obligations and the long-term rate of return assumed to be earned on pension assets, both of which impact the net periodic pension cost for the period. The discount rate, which we determine annually based on market interest rates, and our estimated long-term rate of return, which can differ considerably from actual returns, can have a significant impact on the annual cost of retirement benefits and the funded status of our qualified pension plan. When the discount rate, market performance of our plan assets, changes in tax or other benefits laws and regulations, or other factors have a negative impact on the funded status of our plan, our required contributions may increase. We also consider these factors in determining the amount of voluntary contributions we may make to the plan in excess of mandatory funding requirements. In fiscal 2013 we funded our qualified pension plan with a voluntary contribution of $75 million.

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

Reserves for uncertain tax positions: Like many large corporations, our income and other tax returns and reports are regularly audited by federal, state and local tax authorities in the United States and in foreign jurisdictions where we operate and such authorities may challenge positions we take. We are engaged in various administrative and judicial proceedings in multiple jurisdictions with respect to assessments, claims, deficiencies and refunds and other tax matters, which proceedings are in various stages of negotiation, assessment, examination, litigation and settlement. The outcomes of these proceedings are uncertain. In accordance with GAAP, we evaluate our uncertain tax positions based on our understanding of the facts, circumstances and information available at the reporting date, and we accrue for exposure when we believe that it is more likely than not, based on the technical merits, that the positions we have taken will not be sustained. However, in the next twelve months and in future periods, the amounts we accrue for uncertain tax positions from time to time or ultimately pay, as the result of the final resolutions of examinations, judicial or administrative proceedings, changes in facts, law, or legal interpretations, expirations of applicable statute of limitations or other resolutions of, or changes in, tax positions may differ either positively or negatively from the amounts we have accrued, and may result in reductions to or additions to accruals, refund claims or payments for periods not currently under examination or for which no claims have been made. Final resolutions of our tax positions or changes in accruals for uncertain tax positions could result in additional tax expense or benefit and could have a material impact on our results of operations of the period in which an examination or proceeding is resolved or in the period in which a changed outcome becomes probable and reasonably estimable.

Reserves for former operations: As discussed in Note C to the consolidated financial statements and elsewhere in the Management’s Discussion and Analysis, we have reserves for probable losses arising for future obligations of former operations, primarily real estate leases. We must make estimates and assumptions about the costs and expenses we will incur in connection with the future obligations of our former operations. The leases relating to A.J. Wright and other former operations are long-term obligations, and the estimated cost to us involves numerous estimates and assumptions including when and on what terms we will assign the leases, or sublease the leased properties, whether and for how long we remain obligated with respect to particular leases, the extent to which assignees or subtenants will fulfill our financial and other obligations under the leases, how particular obligations may ultimately be settled and what mitigating factors, including indemnification, may exist to any liability we may have. We develop these assumptions based on past experience and evaluation of various potential outcomes and the circumstances surrounding each situation and location. Actual results may differ from our current estimates, and we may decrease or increase the amount of our reserves to adjust for future developments relating to the underlying assumptions and other factors, although we do not expect any such differences to be material to our results of operations.

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

TJX is exposed to market risks in the ordinary course of business, some potential market risks are discussed below:

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between our domestic and international operations. As more fully described in Note E to our consolidated financial statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and intercompany transactions with our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of February 2, 2013, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income for fiscal 2013 by approximately $65 million.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2013 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of February 2, 2013.

(d)	Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of February 2, 2013, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following are the executive officers of TJX as of April 2, 2013:

Name	Age	Office and Employment During Last Five Years
Bernard Cammarata	73	Chairman of the Board since 1999. Acting Chief Executive Officer from September 2005 to January 2007 and Chief Executive Officer from 1989 to 2000. Led TJX and its former TJX subsidiary and T.J. Maxx Division from the organization of the business in 1976 until 2000, including serving as Chief Executive Officer and President of TJX, Chairman and President of TJX’s T.J. Maxx Division, and Chairman of The Marmaxx Group.

Ernie Herrman	52	President since January 2011. Senior Executive Vice President, Group President from August 2008 to January 2011. Senior Executive Vice President from 2007 to 2008 and President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.

Scott Goldenberg	59	Executive Vice President and Chief Financial Officer since January 2012. Executive Vice President, Finance from June 2009 to January 2012. Senior Vice President, Corporate Controller from 2007 to 2009 and Senior Vice President, Director of Finance, Marmaxx, from 2000 to 2007. Various financial positions with TJX from 1983 to 1988 and 1997 to 2000.

Michael MacMillan	56	Senior Executive Vice President, Group President, TJX Europe since January 2012. Senior Executive Vice President, Group President from 2011 to January 2012. President, Marmaxx from 2008 to 2011. President, Winners Merchants International (WMI) from 2003 to 2008, Executive Vice President, WMI from 2000 to 2003. Previous finance positions from 1985 to 2000.

Carol Meyrowitz	59	Chief Executive Officer since January 2007, Director since 2006 and President from 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Various merchandising positions with TJX since joining in 1987.

Jerome Rossi	69	Senior Executive Vice President, Group President, since January 2007. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2005 to 2007. President, HomeGoods, from 2000 to 2005. Executive Vice President, Store Operations, Human Resources and Distribution Services, Marmaxx from 1996 to 2000.

Richard Sherr	55	Senior Executive Vice President, Group President, since January 2012. President, HomeGoods from 2010 to 2012. Chief Operating Officer, Marmaxx from 2007 until 2010. Various merchandising positions at TJX from 1992 to 2007.

Nan Stutz	55	Senior Executive Vice President, Group President, since February 2011. Group President from 2010 to 2011. President, HomeGoods from 2007 to 2010, Executive Vice President, Merchandise and Marketing from 2006 to 2007 and Senior Vice President, Merchandise and Marketing from 2005 to 2006. Various merchandising positions with TJX since 1990.

The executive officers hold office until the next annual meeting of the Board in June 2013 and until their successors are elected and qualified.

TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended February 2, 2013 (Proxy Statement). The information required by this Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate

Governance,” including in “Board Committees and Meetings”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated in this item by reference.

TJX has a Code of Ethics for TJX Executives governing its Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer and other senior operating, financial and legal executives. The Code of Ethics for TJX Executives is designed to ensure integrity in its financial reports and public disclosures. TJX also has a Code of Conduct and Business Ethics for Directors which promotes honest and ethical conduct, compliance with applicable laws, rules and regulations and the avoidance of conflicts of interest. Both of these codes of conduct are published at www.tjx.com. We intend to disclose any future amendments to, or waivers from, the Code of Ethics for TJX Executives or the Code of Business Conduct and Ethics for Directors within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the Securities and Exchange Commission.

ITEM 11.	Executive Compensation

The information required by this Item will appear under the headings “Executive Compensation” and “Director Compensation” in our Proxy Statement, which sections are incorporated in this item by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will appear under the headings “Equity Compensation Plan Information” and “Beneficial Ownership” in our Proxy Statement, which sections are incorporated in this item by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will appear under the heading “Corporate Governance,” including in “Transactions with Related Persons” and “Board Independence,” in our Proxy Statement, which section is incorporated in this item by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item will appear under the heading “Audit Committee Report” in our Proxy Statement, which section is incorporated in this item by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

Schedule II – Valuation and Qualifying Accounts

In thousands	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended February 2, 2013	$22,348	$1,603,462	$1,589,192	$36,618
Fiscal Year Ended January 28, 2012	$17,151	$1,387,956	$1,382,759	$22,348
Fiscal Year Ended January 29, 2011	$16,855	$1,051,999	$1,051,703	$17,151
Reserves Related to Former Operations :
Fiscal Year Ended February 2, 2013	$45,381	$16,996	$17,148	$45,229
Fiscal Year Ended January 28, 2012	$54,695	$33,547	$42,861	$45,381
Fiscal Year Ended January 29, 2011	$35,897	$32,575	$13,777	$54,695
Casualty Insurance Reserve:
Fiscal Year Ended February 2, 2013	$9,079	$6,436	$883	$14,632
Fiscal Year Ended January 28, 2012	$14,241	$(3,942)	$1,220	$9,079
Fiscal Year Ended January 29, 2011	$17,116	$(555)	$2,320	$14,241
Computer Intrusion Reserve:
Fiscal Year Ended February 2, 2013	$15,864	$—	$97	$15,767
Fiscal Year Ended January 28, 2012	$17,340	$—	$1,476	$15,864
Fiscal Year Ended January 29, 2011	$23,481	$(1,550)	$4,591	$17,340

(b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description of Exhibit
3(i).1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed for the quarter ended July 28, 2005.
3(ii).1	By-laws of TJX, as amended, are incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on September 22, 2009.
4.1	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on April 2, 2009 (File 333-158360).
4.2	First Supplemental Indenture between TJX and U.S. Bank National Association dated as of April 7, 2009, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 7, 2009.
4.3	Second Supplemental Indenture between TJX and U.S. Bank National Association dated as of July 23, 2009, incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on July 23, 2009.
10.1	The Employment Agreement dated as of June 13, 2012 between Bernard Cammarata and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 28, 2012.*
10.2	The Employment Agreement dated February 1, 2013 between Carol Meyrowitz and TJX is filed herewith.*
10.3	The Employment Agreement dated January 28, 2011 between Jeffrey Naylor and TJX is incorporated herein by reference to Exhibit 10.3 to the Form 10-K filed for the year ended January 29, 2011. The Letter Agreement between Jeffrey Naylor and TJX dated February 1, 2013 is filed herewith.*
10.4	The Employment Agreement dated February 1, 2013 between Ernie Herrman and TJX is filed herewith.*
10.5	The Employment Agreement dated as of January 29, 2012 between Jerome Rossi and TJX is incorporated herein by reference to Exhibit 10.6 to the Form 10-K filed for the year ended January 28, 2012.*
10.6	The Employment Agreement dated January 28, 2011 between Michael MacMillan and TJX is incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed for the year ended January 29, 2011. The Letter Agreement dated January 10, 2012 between and among Michael MacMillan, TJX and NBC Attire, Inc. is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the year ended January 28, 2012.*
10.7	The Employment Agreement dated February 1, 2013 between Nan Stutz and TJX is filed herewith.*
10.8	The Employment Agreement effective as of January 29, 2012 between Richard Sherr and TJX is incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the year ended January 28, 2012.*
10.9	The Employment Agreement effective as of January 29, 2012 between Scott Goldenberg and TJX is incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed for the year ended January 28, 2012.*
10.10	The Stock Incentive Plan (2009 Restatement), as amended and restated effective as of February 2, 2012, is incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed for the year ended January 28, 2012.*

10.11	The Stock Incentive Plan Rules for U.K. Employees, as amended April 7, 2009, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ending July 31, 2010.*
10.12	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as amended and restated through June 1, 2004 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.13	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.1 to the Form 10-Q filed for the quarter ended October 31, 2009. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.2 to the Form 10-Q filed for the quarter ended October 31, 2009.*
10.14	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 9, 2010 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 30, 2010. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 9, 2010 is incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed for the year ended January 28, 2012.*
10.15	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 20, 2012 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 27, 2012. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 20, 2012 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 27, 2012.*
10.16	The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed for the fiscal year ended January 30, 2010. The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of April 2, 2012 is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended April 28, 2012. The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of February 1, 2013 is filed herewith.*
10.17	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed for the fiscal year ended January 30, 2010. The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of April 2, 2012 is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended April 28, 2012.*
10.18	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan is filed herewith.*
10.19	Description of Director Compensation Arrangements is filed herewith.*
10.20	The Management Incentive Plan, as amended and restated effective as of March 5, 2010, is incorporated herein by reference to Exhibit 10.11 to the Form 10-Q filed for the quarter ended May 1, 2010. The Amendment to the Management Incentive Plan dated April 20, 2012 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 28, 2012.*
10.21	The Long Range Performance Incentive Plan, as amended and restated effective as of March 5, 2010, is incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the year ended January 29, 2011. The Amendment to the Long Range Performance Incentive Plan dated April 20, 2012 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended April 28, 2012.*
10.22	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement) is filed herewith.*
10.23	The General Deferred Compensation Plan (1998 Restatement) (the “GDCP”) and First Amendment to the GDCP, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The Second Amendment to the GDCP, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The Third and Fourth Amendments to the GDCP are incorporated herein by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 28, 2006. The Fifth Amendment to the GDCP, effective January 1, 2008 is incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed the fiscal year ended January 31, 2009.*

10.24	The Supplemental Executive Retirement Plan (2008 Restatement) is incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.25	The Executive Savings Plan (2010 Restatement) is incorporated herein by reference to Exhibit 10.14 to the Form 10-Q filed for the quarter ended May 1, 2010.*
10.26	The Canadian Executive Savings Plan (effective November 1, 1999) of Winners Merchants International, LP (successor to Winners Apparel Ltd.) is filed herewith.*
10.27	The form of TJX Indemnification Agreement for its executive officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *
10.28	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.29	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.30	The Trust Agreement for Executive Savings Plan dated as of January 1, 2005 between TJX and Wells Fargo Bank, N.A. is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended January 29, 2005.*
21	Subsidiaries of TJX, filed herewith.
23	Consent of Independent Registered Public Accounting Firm is filed herewith.
24	Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101	The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year February 2, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.
*	Management contract or compensatory plan or arrangement.

Unless otherwise indicated, exhibits incorporated by reference were filed under Commission File Number 001-04908.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

By	/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 2, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Carol Meyrowitz Carol Meyrowitz, Chief Executive Officer and Director (Principal Executive Officer)	SCOTT GOLDENBERG* Scott Goldenberg, Chief Financial Officer (Principal Financial and Accounting Officer)

ZEIN ABDALLA* Zein Abdalla, Director	MICHAEL F. HINES* Michael F. Hines, Director

JOSE B. ALVAREZ* José B. Alvarez, Director	AMY B. LANE* Amy B. Lane, Director

ALAN M. BENNETT* Alan M. Bennett, Director	JOHN F. O’BRIEN* John F. O’Brien, Director

BERNARD CAMMARATA* Bernard Cammarata, Chairman of the Board of Directors	WILLOW B. SHIRE* Willow B. Shire, Director

DAVID T. CHING* David T. Ching, Director

*BY	/s/ Scott Goldenberg
Scott Goldenberg,
for himself and as attorney-in-fact

Dated: April 2, 2013

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended February 2, 2013, January 28, 2012 and January 29, 2011.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of The TJX Companies, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries (the “Company”) at February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

April 2, 2013

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
Amounts in thousands except per share amounts	February 2, 2013		January 28, 2012	January 29, 2011
	(53 weeks	)
Net sales	$25,878,372		$23,191,455	$21,942,193

Cost of sales, including buying and occupancy costs	18,521,400		16,854,249	16,040,461
Selling, general and administrative expenses	4,250,446		3,890,144	3,710,053
Provision (credit) for Computer Intrusion related costs	—		—	(11,550)
Interest expense, net	29,175		35,648	39,137

Income from continuing operations before provision for income taxes	3,077,351		2,411,414	2,164,092
Provision for income taxes	1,170,664		915,324	824,562

Income from continuing operations	1,906,687		1,496,090	1,339,530
Gain from discontinued operations, net of income taxes	—		—	3,611

Net income	$1,906,687		$1,496,090	$1,343,141

Basic earnings per share:
Income from continuing operations	$2.60		$1.97	$1.67
Gain from discontinued operations, net of income taxes	$—		$—	$0.01
Net income	$2.60		$1.97	$1.68
Weighted average common shares – basic	733,588		761,109	800,291
Diluted earnings per share:
Income from continuing operations	$2.55		$1.93	$1.65
Gain from discontinued operations, net of income taxes	$—		$—	$—
Net income	$2.55		$1.93	$1.65
Weighted average common shares – diluted	747,555		773,772	812,826
Cash dividends declared per share	$0.46		$0.38	$0.30

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
Amounts in thousands	February 2, 2013		January 28, 2012	January 29, 2011
	(53 weeks	)
Net income	$1,906,687		$1,496,090	$1,343,141
Other comprehensive income, net of related tax benefits of $16,727; $54,792 in fiscal 2013 and 2012, respectively and tax provision of $9,132 in fiscal 2011:
Foreign currency translation adjustments	6,200		(14,253)	38,325
Amortization of actuarial losses	14,026		4,833	5,219
Recognition of unfunded post retirement obligations	(41,043)		(91,400)	(1,175)

Total comprehensive income	$1,885,870		$1,395,270	$1,385,510

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED BALANCE SHEETS

	Fiscal Year Ended
Amounts in thousands except share amounts	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,811,957	$1,507,112
Short-term investments	235,853	94,691
Accounts receivable, net	222,788	204,304
Merchandise inventories	3,014,214	2,950,523
Prepaid expenses and other current assets	330,512	270,133
Current deferred income taxes, net	96,219	105,869
Total current assets	5,711,543	5,132,632
Property at cost:
Land and buildings	607,759	349,778
Leasehold costs and improvements	2,514,998	2,311,813
Furniture, fixtures and equipment	3,771,999	3,426,966
Total property at cost	6,894,756	6,088,557
Less accumulated depreciation and amortization	3,671,514	3,382,180
Net property at cost	3,223,242	2,706,377
Property under capital lease, net of accumulated amortization of $23,824 at January 28, 2012	—	8,748
Other assets	260,801	253,913
Goodwill and tradename, net of amortization	316,269	179,935
TOTAL ASSETS	$9,511,855	$8,281,605
LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$—	$2,970
Accounts payable	1,930,568	1,645,324
Accrued expenses and other current liabilities	1,666,216	1,364,705
Federal, foreign and state income taxes payable	163,812	50,424
Total current liabilities	3,760,596	3,063,423
Other long-term liabilities	961,284	861,768
Non-current deferred income taxes, net	349,486	362,501
Obligation under capital lease, less portion due within one year	—	10,147
Long-term debt, exclusive of current installments	774,552	774,476
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 723,902,001 and 746,702,028, respectively	723,902	746,702
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(213,392)	(192,575)
Retained earnings	3,155,427	2,655,163
Total shareholders’ equity	3,665,937	3,209,290

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,511,855	$8,281,605

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
Amounts in thousands	February 2, 2013	January 28, 2012	January 29, 2011
	(53 weeks)
Cash flows from operating activities:
Net income	$1,906,687	$1,496,090	$1,343,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	508,929	485,701	458,052
Loss on property disposals and impairment charges	11,876	13,559	96,073
Deferred income tax provision	13,265	144,762	50,641
Share-based compensation	64,416	64,175	58,804
Excess tax benefits from share-based compensation	(62,472)	(46,143)	(28,095)
Changes in assets and liabilities:
(Increase) in accounts receivable	(18,418)	(4,410)	(23,587)
Decrease (increase) in merchandise inventories	27,186	(187,157)	(211,823)
Decrease (increase) in prepaid expenses and other current assets	(53,705)	(20,709)	495
Increase (decrease) in accounts payable	211,689	(36,553)	163,823
Increase in accrued expenses and other liabilities	268,901	13,747	77,846
Increase (decrease) in income taxes payable	176,076	(3,097)	(11,801)
Other	(8,816)	(3,931)	2,912
Net cash provided by operating activities	3,045,614	1,916,034	1,976,481
Cash flows from investing activities:
Property additions	(978,228)	(803,330)	(707,134)
Purchase of short-term investments	(355,736)	(152,042)	(119,530)
Sales and maturities of short-term investments	213,000	132,679	180,116
Cash paid for acquisition of Sierra Trading Post, net of cash received	(190,374)	—	—
Other	34,490	11,652	(1,065)
Net cash (used in) investing activities	(1,276,848)	(811,041)	(647,613)
Cash flows from financing activities:
Cash payments for debt issuance expenses	(1,370)	(2,299)	(3,118)
Payments on capital lease obligation	(1,456)	(2,727)	(2,355)
Cash payments for repurchase of common stock	(1,345,082)	(1,320,812)	(1,193,380)
Proceeds from issuance of common stock	133,771	218,999	176,159
Excess tax benefits from share-based compensation	62,472	46,143	28,095
Cash dividends paid	(323,922)	(275,016)	(229,329)
Net cash (used in) financing activities	(1,475,587)	(1,335,712)	(1,223,928)
Effect of exchange rate changes on cash	11,666	(3,920)	22,204
Net increase (decrease) in cash and cash equivalents	304,845	(234,639)	127,144
Cash and cash equivalents at beginning of year	1,507,112	1,741,751	1,614,607
Cash and cash equivalents at end of year	$1,811,957	$1,507,112	$1,741,751

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
Amounts in thousands	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 30, 2010	818,772	$818,772	$—	$(134,124)	$2,204,628	$2,889,276
Comprehensive income:
Net income	—	—	—	—	1,343,141	1,343,141
Foreign currency translation adjustments	—	—	—	38,325	—	38,325
Recognition of prior service cost and deferred gains/losses	—	—	—	5,219	—	5,219
Recognition of unfunded post retirement obligations	—	—	—	(1,175)	—	(1,175)

Total comprehensive income						1,385,510
Cash dividends declared on common stock	—	—	—	—	(239,003)	(239,003)
Share-based compensation	—	—	58,804	—	—	58,804
Issuance of common stock under stock incentive plan and related tax effect	15,426	15,426	183,266	—	—	198,692
Common stock repurchased	(54,884)	(54,884)	(242,070)	—	(896,426)	(1,193,380)
Balance, January 29, 2011	779,314	779,314	—	(91,755)	2,412,340	3,099,899
Comprehensive income:
Net income	—	—	—	—	1,496,090	1,496,090
Foreign currency translation adjustments	—	—	—	(14,253)	—	(14,253)
Recognition of prior service cost and deferred gains/losses	—	—	—	4,833	—	4,833
Recognition of unfunded post retirement obligations	—	—	—	(91,400)	—	(91,400)

Total comprehensive income						1,395,270
Cash dividends declared on common stock	—	—	—	—	(288,035)	(288,035)
Share-based compensation	—	—	64,175	—	—	64,175
Issuance of common stock under stock incentive plan and related tax effect	15,744	15,744	243,049	—	—	258,793
Common stock repurchased	(48,356)	(48,356)	(307,224)	—	(965,232)	(1,320,812)
Balance, January 28, 2012	746,702	746,702	—	(192,575)	2,655,163	3,209,290
Comprehensive income:
Net income	—	—	—	—	1,906,687	1,906,687
Foreign currency translation adjustments	—	—	—	6,200	—	6,200
Recognition of prior service cost and deferred gains/losses	—	—	—	14,026	—	14,026
Recognition of unfunded post retirement obligations	—	—	—	(41,043)	—	(41,043)

Total comprehensive income						1,885,870
Cash dividends declared on common stock	—	—	—	—	(336,214)	(336,214)
Share-based compensation	—	—	64,416	—	—	64,416
Issuance of common stock under stock incentive plan and related tax effect	9,159	9,159	178,498	—	—	187,657
Common stock repurchased	(31,959)	(31,959)	(242,914)	—	(1,070,209)	(1,345,082)
Balance, February 2, 2013	723,902	$723,902	$—	$(213,392)	$3,155,427	$3,665,937

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

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal years ended January 28, 2012 (fiscal 2012) and January 29, 2011 (fiscal 2011) each included 52 weeks. The fiscal year ended February 2, 2013 (fiscal 2013) included 53 weeks.

Earnings Per Share: All earnings per share amounts refer to diluted earnings per share, unless otherwise indicated, and have been adjusted to reflect the two-for-one stock split in the form of a dividend effected in February, 2012.

Use of Estimates: The preparation of the TJX financial statements, in conformity with accounting principles generally accepted in the United States of America (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, impairments of long-lived assets, retirement obligations, share-based compensation, reserves for uncertain tax positions, reserves for former operations and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.

Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Proceeds from the sale of store cards as well as the value of store cards issued to customers as a result of a return or exchange are deferred until the customers use the cards to acquire merchandise. Based on historical experience, we estimate the amount of store cards that will not be redeemed (“store card breakage”) and, to the extent allowed by local law, these amounts are amortized into income over the redemption period. Revenue recognized from store card breakage was $13.9 million in fiscal 2013, $10.9 million in fiscal 2012 and $10.1 million in fiscal 2011.

Consolidated Statements of Income Classifications: Cost of sales, including buying and occupancy costs, includes the cost of merchandise sold and gains and losses on inventory and fuel-related derivative contracts; store occupancy costs (including real estate taxes, utility and maintenance costs and fixed asset depreciation); the costs of operating distribution centers; payroll, benefits and travel costs directly associated with buying inventory; and systems costs related to the buying and tracking of inventory.

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

As of February 2, 2013, TJX’s cash and cash equivalents held outside the U.S. were $948.6 million, of which $338.8 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories which results in a weighted average cost. TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $418.3 million at February 2, 2013 and $395.9 million at January 28, 2012. Comparable amounts were reflected in accounts payable at those dates.

Common Stock and Equity: In February 2012, TJX effected a two-for-one stock split of its common stock in the form of a stock dividend resulting in the issuance of 372 million shares of common stock. The balance sheets and statement of shareholders’ equity for fiscal 2012 and prior have been adjusted to retroactively reflect the two-for-one stock split. In addition, all historical per share amounts and references to common stock activity, as well as basic and diluted share amounts utilized in the calculation of earnings per share in this report, have been adjusted to reflect this stock split.

Equity transactions consist primarily of the repurchase by TJX of its common stock under its stock repurchase programs and the recognition of compensation expense and issuance of common stock under TJX’s stock incentive plan. Under TJX’s stock repurchase programs the Company repurchases its common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par first charged against any available additional paid-in capital (“APIC”) and the balance charged to retained earnings. Due to the high volume of repurchases over the past several years, TJX has no remaining balance in APIC at the end of any of the years presented. All shares repurchased have been retired.

Shares issued under TJX’s stock incentive plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets up to the amount that an asset for the related grant has been created. Any tax benefits greater than the deferred tax assets created at the time of expensing the options are credited to APIC; any deficiencies in the tax benefits are debited to APIC to the extent a pool for such deficiencies exists. In the absence of a pool any deficiencies are realized in the related periods’ statements of income through the provision for income taxes. Any excess income tax benefits are included in cash flows from financing activities in the statements of cash flows. The par value of restricted stock awards is also added to common stock when the stock is issued, generally at grant date. The fair value of the restricted stock awards in excess of par value is added to APIC as the awards are amortized into earnings over the related vesting periods.

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for options awarded and for performance-based restricted stock awards TJX uses the market price on the date of the award. See Note H for a detailed discussion of share-based compensation.

Interest: TJX’s interest expense is presented as a net amount. The following is a summary of net interest expense:

	Fiscal Year Ended
Dollars in thousands	February 2, 2013	January 28, 2012	January 29, 2011
	(53 weeks)
Interest expense	$48,582	$49,276	$49,014
Capitalized interest	(7,750)	(2,593)	—
Interest (income)	(11,657)	(11,035)	(9,877)
Interest expense, net	$29,175	$35,648	$39,137

TJX capitalizes interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. Capitalized interest in fiscal 2013 and 2012 relates to costs on active owned real estate projects and development costs on a merchandising system. There was no capitalized interest in fiscal 2011.

Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $515.9 million for fiscal 2013, $490.6 million for fiscal 2012 and $461.5 million for fiscal 2011. Amortization expense for property held under a capital lease was $1.7 million in fiscal 2013, $2.2 million in fiscal 2012 and $2.2 million in fiscal 2011. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 3 to 10 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting: TJX begins to record rent expense when it takes possession of a store, which is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease.

Long-Lived Assets: Information related to carrying values of TJX’s long-lived assets by geographic location is presented below:

Dollars in thousands	February 2, 2013	January 28, 2012	January 29, 2011
United States	$2,350,539	$1,879,176	$1,657,090
Canada	237,232	220,522	210,693
Europe	635,471	615,427	592,999
Total long-lived assets	$3,223,242	$2,715,125	$2,460,782

Goodwill and Tradename: Goodwill includes the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain, as well as the excess of cost over the estimated fair market value of the net assets acquired by TJX in the purchase of Winners in fiscal 1991 and the purchase of Sierra Trading Post in fiscal 2013 (See Note B).

Goodwill totaled $170.3 million as of February 2, 2013, $72.2 million as of January 28, 2012 and $72.2 million as of January 29, 2011. Goodwill is considered to have an indefinite life and accordingly is not amortized.

Tradename is the value assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 as part of the acquisition of the Marshalls chain and the value assigned to the name “Sierra Trading Post,” acquired by TJX in fiscal 2013. The value of the tradename was determined by the discounted present value of assumed after-tax royalty payments, offset by a reduction in the case of Marshalls, for the pro-rata share of negative goodwill acquired. The Marshalls tradename is carried at a value of $107.7 million and is considered to have an indefinite life and the Sierra Trading Post tradename is carried at a value of $38.3 million and is being amortized over 15 years.

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

Impairment of Long-Lived Assets, Goodwill and Tradename: TJX evaluates its long-lived assets and assets with indefinite lives (other than goodwill and tradename) for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable, and at least annually in the fourth quarter of each fiscal year. An impairment exists when the undiscounted cash flow of an asset or asset group is less than the carrying cost of that asset or asset group. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally at the individual store level. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if an impairment exists. The store-by-store evaluations did not indicate any recoverability issues (for any of our continuing operations) in each of the past three fiscal years. Our decision to close the A.J. Wright chain (see Note C) resulted in the impairment of A.J. Wright’s fixed assets, and impairment charges of $83 million are reflected in the A.J. Wright segment for fiscal 2011.

Goodwill is tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year, using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying cost of the reporting unit. We may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. We may bypass the qualitative assessment in any period and perform the first step of the quantitative goodwill impairment test as we did in fiscal 2013.

Tradename is also tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the tradename may exceed its fair value and at least annually in the fourth quarter of each fiscal year. Testing is performed by comparing the discounted present value of assumed after-tax royalty payments to the carrying value of the tradename.

There was no impairment related to our goodwill, tradename or trademarks in fiscal 2013, 2012 or 2011.

Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $298.6 million for fiscal 2013, $271.6 million for fiscal 2012 and $249.8 million for fiscal 2011.

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

New Accounting Standards: TJX does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note B.    Acquisition of Sierra Trading Post

On December 21, 2012, TJX acquired Sierra Trading Post (STP), an off-price Internet retailer, which includes the operating assets of its online business and four retail locations for $196 million, subject to customary post-closing adjustments.

The acquisition was accounted for using the purchase method of accounting, accordingly, the purchase price has been allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values.

The following table presents the allocation of the purchase price to the assets and liabilities acquired based on their estimated fair values as of December 21, 2012:

Dollars in thousands	As of December 21, 2012
Current assets	$100,920
Property and equipment	39,862
Other assets	1,153
Intangible assets	144,536
Total assets acquired	286,471
Total liabilities assumed	90,689
Net assets acquired	$195,782

The intangible assets include identified intangible assets of $39 million for the value of the tradename “Sierra Trading Post” which is being amortized over 15 years and $8 million for customer relationships which is being amortized over 6 years. The balance of the intangible assets is goodwill of $98 million.

The results of STP have been included in TJX’s consolidated financial statements from the date of acquisition and were not material to our consolidated results for the period ended February 2, 2013 and have been included with the Marmaxx segment. Pro forma results of operations assuming the acquisition of STP occurred as of the beginning of fiscal 2013 have not been presented, as the inclusion of the results of operations for the acquired business would not have produced a material impact on the reported sales, net income or earnings per share of TJX.

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

	Fiscal Year Ended
In thousands	January 28, 2012	January 29, 2011
Fixed asset impairment charges – Non cash	$—	$82,589
Severance and termination benefits	—	25,400
Lease obligations and other closing costs	32,686	11,700
Operating losses	16,605	10,297
Total segment loss	$49,291	$129,986

The impairment charges relate to furniture and fixtures and leasehold improvements that were disposed of and deemed to have no value, as well as the costs of closure and adjustment to fair market value of A.J. Wright’s two owned distribution centers, which were then classified as ‘held for sale’. Both distribution centers had been sold as of February 2, 2013.

Fiscal 2012 also included $20 million of costs to convert the 90 A.J. Wright stores to other banners, with $17 million incurred by the Marmaxx segment and $3 million incurred by the HomeGoods segment.

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of business operations it has closed or sold. The reserve activity for the last three fiscal years is presented below:

	Fiscal Year Ended
In thousands	February 2, 2013	January 28, 2012	January 29, 2011
Balance at beginning of year	$45,381	$54,695	$35,897
Additions (reductions) to the reserve charged to net income:
Reduction in reserve for lease related obligations of former operations classified as discontinued operations	—	—	(6,000)
A.J. Wright closing costs	16,000	32,686	37,100
Interest accretion	996	861	1,475
Charges against the reserve:
Lease related obligations	(15,682)	(21,821)	(7,155)
Termination benefits and all other	(1,466)	(21,040)	(6,622)
Balance at end of year	$45,229	$45,381	$54,695

In the third quarter of fiscal 2013, TJX increased this reserve by $16 million to reflect a change in TJX’s estimate of lease related obligations. In the first quarter of fiscal 2012, TJX increased this reserve by $33 million for the estimated costs of closing the A.J. Wright stores that were not converted to other banners or closed in fiscal 2011. In the fourth quarter of fiscal 2011 TJX reduced its reserve by $6 million to reflect a lower estimated cost for lease obligations for former operations. TJX also added to the reserve the consolidation costs of the A.J. Wright chain detailed above.

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

TJX may also be contingently liable on up to 12 leases of BJ’s Wholesale Club, a former TJX business, and up to four leases of Bob’s Stores, also a former TJX business, in addition to leases included in the reserve. The reserve for former operations does not reflect these leases because TJX believes that the likelihood of future liability to TJX is remote.

Note D.    Capital Stock and Earnings Per Share

Capital Stock: In February 2012, TJX effected a two-for-one stock split in the form of a stock dividend. All share and per share information has been retroactively adjusted to reflect the stock split (see Note A).

TJX repurchased and retired 30.6 million shares of its common stock at a cost of $1.3 billion during fiscal 2013. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under repurchase programs of $1.3 billion in fiscal 2013, $1.3 billion in fiscal 2012 and $1.2 billion in fiscal 2011 and repurchased 32.0 million shares in fiscal 2013, 48.4 million shares in fiscal 2012 and 54.9 million shares in fiscal 2011. These expenditures were funded primarily by cash generated from operations. In April 2012, TJX completed the $1 billion stock repurchase program authorized in February 2011. In February 2012, TJX’s Board of Directors approved another stock repurchase program that authorizes the repurchase of up to an additional $2 billion of TJX common stock from time to time.

Under the repurchase program authorized in February 2012, on a “trade date” basis, TJX repurchased 24.7 million shares of common stock at a cost of $1,075.3 million during fiscal 2013 and $924.7 million remained available at February 2, 2013 under this program.

All shares repurchased under the stock repurchase programs have been retired.

In the first quarter of fiscal 2014, TJX’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share: The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

	Fiscal Year Ended
Amounts in thousands except per share amounts	February 2, 2013	January 28, 2012	January 29, 2011
	(53 weeks)
Basic earnings per share:
Income from continuing operations	$1,906,687	$1,496,090	$1,339,530
Weighted average common stock outstanding for basic earnings per share calculation	733,588	761,109	800,291
Basic earnings per share	$2.60	$1.97	$1.67
Diluted earnings per share:
Income from continuing operations	$1,906,687	$1,496,090	$1,339,530
Weighted average common stock outstanding for basic earnings per share calculation	733,588	761,109	800,291
Assumed exercise / vesting of:
Stock options and awards	13,967	12,663	12,535
Weighted average common stock outstanding for diluted earnings per share calculation	747,555	773,772	812,826
Diluted earnings per share	$2.55	$1.93	$1.65

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 4.9 million such options excluded at the end of fiscal 2013. There were no such options excluded at the end of fiscal 2012 or 2011.

Note E.    Financial Instruments

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

Diesel Fuel Contracts: During fiscal 2012 and fiscal 2013, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2013 and fiscal 2014, based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. TJX elected not to apply hedge accounting rules to these contracts. The hedge agreements outstanding at February 2, 2013 relate to 29% of TJX’s estimated notional diesel requirements for fiscal 2014. These diesel fuel hedge agreements will settle throughout fiscal 2014.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at February 2, 2013 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2014. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 2, 2013:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 2, 2013
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest
	zł 141,500	C$ 44,551	0.3148	(Accrued Exp)	$—	$(1,357)	$(1,357)
	€ 44,281	£ 35,781	0.8080	(Accrued Exp)	—	(4,531)	(4,531)
	€ 90,292	U.S.$ 118,511	1.3125	(Accrued Exp)	—	(4,823)	(4,823)
	U.S.$ 87,117	£ 55,000	0.6313	(Accrued Exp)	—	(974)	(974)
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 1.1M —1.7M gal per month	Float on 1.1M —1.7M gal per month	N/A	Prepaid Exp	3,372	—	3,372
Merchandise purchase commitments
	C$ 238,273	U.S.$ 240,814	1.0107	Prepaid Exp / (Accrued Exp)	2,205	(189)	2,016
	C$ 4,752	€ 3,700	0.7786	Prepaid Exp	282	—	282
	£ 67,746	U.S.$ 108,900	1.6075	Prepaid Exp	2,602	—	2,602
	£ 10,935	€ 13,000	1.1888	Prepaid Exp	565	—	565
	U.S.$ 7,099	€ 5,443	0.7667	Prepaid Exp	326	—	326
Total fair value of financial instruments					$9,352	$(11,874)	$(2,522)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 28, 2012:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 28, 2012
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest
	zł 62,000	C$ 18,237	0.2941	(Accrued Exp)	$—	$(784)	$(784)
	€ 25,000	£ 21,335	0.8534	Prepaid Exp	333	—	333
	€ 75,292	U.S.$ 100,781	1.3385	Prepaid Exp / (Accrued Exp)	1,156	(98)	1,058
	U.S.$ 85,389	£ 55,000	0.6441	Prepaid Exp	796	—	796
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 450K—1.5M gal per month	Float on 450K—1.5M gal per month	N/A	Prepaid Exp	1,698	—	1,698
Merchandise purchase commitments
	C$ 272,210	US$ 273,356	1.0042	Prepaid Exp / (Accrued Exp)	4,201	(2,175)	2,026
	C$ 8,475	€ 6,300	0.7434	Prepaid Exp / (Accrued Exp)	53	(178)	(125)
	£ 40,401	U.S.$ 63,000	1.5594	(Accrued Exp)	—	(541)	(541)
	£ 33,793	€ 40,000	1.1837	Prepaid Exp / (Accrued Exp)	135	(405)	(270)
	U.S.$ 3,135	€ 2,366	0.7547	Prepaid Exp / (Accrued Exp)	28	(36)	(8)
Total fair value of financial instruments					$8,400	$(4,217)	$4,183

The impact of derivative financial instruments on the statements of income during fiscal 2013, fiscal 2012 and fiscal 2011 are as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	February 2, 2013	January 28, 2012	January 29, 2011
		(53 weeks)
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$(7,661)	$4,313	$2,551
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Cost of sales, including buying and occupancy costs	4,261	1,626	(2,872)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(2,084)	(1,345)	(15,688)
Gain (loss) recognized in income		$(5,484)	$4,594	$(16,009)

Note F.    Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or ‘exit price’. The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	February 2, 2013	January 28, 2012
Level 1
Assets:
Executive Savings Plan investments	$101,903	$81,702
Level 2
Assets:
Short-term investments	$235,853	$94,691
Foreign currency exchange contracts	5,980	6,702
Diesel fuel contracts	3,372	1,698
Liabilities:
Foreign currency exchange contracts	$11,874	$4,217

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt at February 2, 2013 was $911.0 million compared to a carrying value of $774.6 million. The fair value of long-term debt at January 28, 2012 was $936.8 million compared to a carrying value of $774.5 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Note G.    Segment Information

TJX operates four reportable business segments. In the United States, TJX’s two segments are Marmaxx (T.J. Maxx and Marshalls stores) and HomeGoods. The TJX Canada segment operates stores in Canada (Winners, HomeSense and Marshalls), and the TJX Europe segment operates stores in Europe (T.K. Maxx and HomeSense). A.J. Wright ceased to be a segment following its consolidation. Sierra Trading Post is reported as part of the Marmaxx segment.

All of TJX’s stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. HomeGoods and HomeSense offer exclusively home fashions. For fiscal 2013, TJX Canada and TJX Europe accounted for 24% of TJX’s net sales, 18% of segment profit and 24% of consolidated assets. By merchandise category, approximately 59% of TJX’s sales were derived from clothing (including footwear), 28% from home fashions and 13% from jewelry and accessories in fiscal 2013.

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

Presented below is financial information with respect to TJX’s business segments:

	Fiscal Year Ended
In thousands	February 2, 2013	January 28, 2012	January 29, 2011
	(53 weeks)
Net sales:
In the United States
Marmaxx	$17,011,409	$15,367,519	$14,092,159
HomeGoods	2,657,111	2,243,986	1,958,007
A.J. Wright(1)	—	9,229	888,364
TJX Canada	2,925,991	2,680,071	2,510,201
TJX Europe	3,283,861	2,890,650	2,493,462
	$25,878,372	$23,191,455	$21,942,193
Segment profit (loss):
In the United States
Marmaxx	$2,486,274	$2,073,430	$1,875,951
HomeGoods	324,623	234,445	186,535
A.J. Wright(1)	—	(49,291)	(129,986)
TJX Canada	414,914	348,028	351,989
TJX Europe	215,713	68,739	75,849
	3,441,524	2,675,351	2,360,338
General corporate expense	334,998	228,289	168,659
Provision (credit) for Computer Intrusion related costs	—	—	(11,550)
Interest expense, net	29,175	35,648	39,137
Income from continuing operations before provision for income taxes	$3,077,351	$2,411,414	$2,164,092

Identifiable assets:
In the United States
Marmaxx	$4,569,887	$4,115,124	$3,625,780
HomeGoods	569,476	488,405	427,162
A.J. Wright(1)	—	—	71,194
TJX Canada	978,577	746,593	726,781
TJX Europe	1,261,556	1,070,655	1,088,399
Corporate (2)	2,132,359	1,860,828	2,032,447
	$9,511,855	$8,281,605	$7,971,763
Capital expenditures:
In the United States
Marmaxx	$590,307	$458,720	$360,296
HomeGoods	90,291	77,863	46,608
A.J. Wright(1)	—	—	29,135
TJX Canada	132,874	92,846	66,391
TJX Europe	164,756	173,901	204,704
	$978,228	$803,330	$707,134
Depreciation and amortization:
In the United States
Marmaxx	$293,820	$289,921	$272,037
HomeGoods	47,915	37,881	35,129
A.J. Wright(1)	—	—	18,981
TJX Canada	64,810	59,112	54,815
TJX Europe	99,487	96,370	74,868
Corporate (3)	2,897	2,417	2,222
	$508,929	$485,701	$458,052

(1)	On December 8, 2010, the Board of Directors of TJX approved the consolidation of the A.J. Wright segment. All stores operating under the A.J. Wright banner closed by February 13, 2011 and the conversion process of certain stores to other banners was completed during the first quarter of fiscal 2012 (see Note C).
(2)	Corporate identifiable assets consist primarily of cash, receivables, prepaid insurance, a note receivable, the trust maintained in connection with the Executive Savings Plan and deferred taxes.
(3)	Includes debt discount accretion and debt expense amortization.

Note H.    Stock Incentive Plan

TJX has a stock incentive plan under which options and other share-based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 321.8 million shares with 24.4 million shares available for future grants as of February 2, 2013. TJX issues shares under the plan from authorized but unissued common stock. All share amounts and per share data presented have been adjusted to reflect the two-for-one stock split effected in February 2012 (see Note A).

As of February 2, 2013, there was $102.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of two years.

Options for the purchase of common stock are granted at 100% of market price on the grant date and generally vest in thirds over a three-year period starting one year after the grant, and have a ten-year maximum term.

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Risk-free interest rate	0.70%	0.92%	1.57%
Dividend yield	1.0%	1.4%	1.5%
Expected volatility factor	29.0%	31.1%	32.3%
Expected option life in years	4.5	5.0	5.0
Weighted average fair value of options issued	$10.28	$6.55	$5.42

Expected volatility is based on a combination of implied volatility from traded options on our stock, and historical volatility during a term approximating the expected life of the option granted. We use historical data to estimate option exercises, employee termination behavior and dividend yield within the valuation model. Employee groups and option characteristics are considered separately for valuation purposes when applicable. These distinctions were not applicable during the fiscal years presented. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical exercise trends. The risk-free interest rate is for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Options: A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below (shares in thousands):

	Fiscal Year Ended
	February 2, 2013		January 28, 2012		January 29, 2011
	Options	WAEP	Options	WAEP	Options	WAEP
	(53 weeks)
Outstanding at beginning of year	40,944	$18.27	50,095	$15.70	55,950	$13.96
Granted	4,951	45.09	7,922	26.56	9,893	20.56
Exercised	(8,385)	15.90	(15,433)	13.98	(14,735)	12.22
Forfeitures	(890)	23.35	(1,640)	20.29	(1,013)	17.60
Outstanding at end of year	36,620	$22.31	40,944	$18.27	50,095	$15.70
Options exercisable at end of year	24,050	$17.02	24,540	$15.04	31,226	$13.40

The total intrinsic value of options exercised was $223.8 million in fiscal 2013, $210.9 million in fiscal 2012 and $143.3 million in fiscal 2011.

The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of February 2, 2013:

Shares in thousands	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest	11,783	$155,514	8.7 years	$32.10
Options exercisable	24,050	$841,753	5.3 years	$17.02
Total outstanding options vested and expected to vest	35,833	$997,267	6.5 years	$21.98

Options outstanding expected to vest represents total unvested options of 12.6 million adjusted for anticipated forfeitures.

Performance-Based Restricted Stock and Performance-Based Deferred Stock Awards: TJX issues performance-based restricted stock and performance-based deferred stock awards under the Stock Incentive Plan. These awards are granted without a purchase price to the recipient and are subject to vesting conditions, including specified performance criteria for a period generally of one to three years. The grant date fair value of the award is charged to income ratably over the requisite service period during which the recipient must remain employed. The fair value of the awards is determined at date of grant in accordance with ASC Topic 718 and assumes that performance goals will be achieved. If such goals are not met, awards and related compensation costs recognized are reduced pro rata on a straight-line basis to zero.

A summary of the status of our nonvested performance-based restricted stock and performance-based deferred stock awards and changes during fiscal 2013 is presented below:

Shares in thousands	Restricted and Deferred Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,482	$21.91
Granted	731	41.74
Vested	(508)	19.03
Forfeited	(28)	20.25
Nonvested at end of year	1,677	$31.45

There were 730,500 shares of performance-based restricted stock and performance-based deferred stock awards, with a weighted average grant date fair value of $41.74, granted in fiscal 2013; 298,500 shares of performance-based restricted stock and performance-based deferred stock awards, with a weighted average grant date fair value of $24.81, granted in fiscal 2012; and 1,242,000 shares, with a weighted average grant date fair value of $23.08, granted in fiscal 2011. The fair value of performance-based restricted stock and performance-based deferred stock awards that vested was $9.7 million in fiscal 2013, $10.0 million in fiscal 2012 and $7.0 million in fiscal 2011. In fiscal 2013, TJX also awarded 281,076 shares of performance-based restricted stock which were not recognized under ASC Topic 718 as having been granted during fiscal 2013 because all of the applicable performance terms had not been established during the fiscal year.

Other Awards: TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. The outside directors are awarded two annual deferred share awards, each representing shares of TJX common stock valued at $62,500. One award vests immediately and is payable, with accumulated dividends, in stock at the earlier of separation from service as a director or a change of control. The second award vests based on service as a director until the annual meeting that follows the award and is payable, with accumulated dividends, in stock following the vesting date, unless an irrevocable advance election is made whereby it is payable at the same time as the first award. As of the end of fiscal 2013, a total of 249,325 of these deferred shares were outstanding under the plan.

Note I.    Pension Plans and Other Retirement Benefits

Pension: TJX has a funded defined benefit retirement plan that covers a majority of its full-time U.S. employees hired prior to February 1, 2006. No employee contributions are required, and benefits are based principally on compensation earned in each year of service. TJX’s funded defined benefit retirement plan assets are invested in domestic and international equity and fixed income securities, both directly and through investment funds. The plan does not invest in TJX securities. TJX also has an unfunded supplemental retirement plan that covers certain key employees and provides additional retirement benefits based on average compensation for certain of those employees or, alternatively based on benefits that would be provided under the funded retirement plan absent Internal Revenue Code limitations.

Presented below is financial information relating to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the fiscal years indicated:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
	(53 weeks)		(53 weeks)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$850,687	$666,356	$53,351	$49,526
Service cost	41,813	33,858	1,448	1,188
Interest cost	42,029	38,567	2,321	2,410
Correction of prior years pension accruals	33,788	—	—	—
Actuarial losses (gains)	70,438	128,154	6,666	3,582
Benefits paid	(17,989)	(14,151)	(2,753)	(3,355)
Expenses paid	(2,054)	(2,097)	—	—
Projected benefit obligation at end of year	$1,018,712	$850,687	$61,033	$53,351
Accumulated benefit obligation at end of year	$939,905	$785,402	$49,879	$46,775

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
	(53 weeks)		(53 weeks)
Change in plan assets:
Fair value of plan assets at beginning of year	$750,797	$663,591	$—	$—
Actual return on plan assets	70,329	28,454	—	—
Employer contribution	75,000	75,000	2,753	3,355
Benefits paid	(17,989)	(14,151)	(2,753)	(3,355)
Expenses paid	(2,054)	(2,097)	—	—
Fair value of plan assets at end of year	$876,083	$750,797	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,018,712	$850,687	$61,033	$53,351
Fair value of plan assets at end of year	876,083	750,797	—	—
Funded status – excess obligation	$142,629	$99,890	$61,033	$53,351
Net liability recognized on consolidated balance sheets	$142,629	$99,890	$61,033	$53,351
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$—	$—	$5	$8
Accumulated actuarial losses	323,258	286,939	17,601	12,400
Amounts included in accumulated other comprehensive income (loss)	$323,258	$286,939	$17,606	$12,408

The consolidated balance sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $203.7 million at February 2, 2013 is reflected on the balance sheet as of that date as a current liability of $2.4 million and a long-term liability of $201.3 million.

The combined net accrued liability of $153.2 million at January 28, 2012 is reflected on the balance sheet as of that date as a current liability of $2.4 million and a long-term liability of $150.8 million.

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2014 for both the funded and unfunded plan is immaterial. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2014 is $27.7 million for the funded plan and $2.2 million for the unfunded plan.

TJX determines the assumed discount rate using the RATE:Link model. Weighted average assumptions for measurement purposes for determining the obligation at the year end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
Discount rate	4.40%	4.80%	4.00%	4.40%
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

TJX made aggregate cash contributions of $77.8 million in fiscal 2013, $78.4 million in fiscal 2012 and $103.4 million in fiscal 2011 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. We do not anticipate any required funding in fiscal 2014 for the funded plan. We anticipate making contributions of $3.5 million to provide current benefits coming due under the unfunded plan in fiscal 2014.

The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to our pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
Dollars in thousands	February 2, 2013	January 28, 2012	January 29, 2011	February 2, 2013	January 28, 2012	January 29, 2011
	(53 weeks)			(53 weeks)
Net periodic pension cost:
Service cost	$41,813	$33,858	$32,142	$1,448	$1,188	$1,202
Interest cost	42,029	38,567	34,429	2,321	2,410	2,682
Expected return on plan assets	(54,759)	(49,059)	(40,043)	—	—	—
Amortization of prior service cost	—	—	—	3	4	81
Amortization of net actuarial loss	25,373	10,854	11,172	1,465	666	941
Expense related to current period	54,456	34,220	37,700	5,237	4,268	4,906
Correction of prior years pension accruals	26,964	—	—	—	—	—
Total expense	$81,420	$34,220	$37,700	$5,237	$4,268	$4,906
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$61,692	$148,759	$4,454	$6,666	$3,582	$(2,727)
Amortization of net (loss)	(25,373)	(10,854)	(11,172)	(1,465)	(666)	(941)
Amortization of prior service cost	—	—	—	(3)	(4)	(81)
Total recognized in other comprehensive income	$36,319	$137,905	$(6,718)	$5,198	$2,912	$(3,749)
Total recognized in net periodic benefit cost and other comprehensive income	$117,739	$172,125	$30,982	$10,435	$7,180	$1,157
Weighted average assumptions for expense purposes:
Discount rate	4.80%	5.75%	6.00%	4.40%	5.25%	5.75%
Expected rate of return on plan assets	7.40%	7.50%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

During fiscal 2013, TJX recorded an adjustment to its pension accrual to correct an understatement related to a computational error that commenced in fiscal 2008. The cumulative impact through fiscal 2012 of correcting for the error resulted in incremental pension expense of $27.0 million and an increase in the projected benefit obligation of $33.8 million. Management evaluated the impact of correcting the error in the current period and determined that there was no material impact on the current year or the prior year financial statements as reported.

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

The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In thousands	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year
2014	$23,766	$3,517
2015	26,424	3,433
2016	29,492	2,462
2017	32,938	4,797
2018	36,714	4,859
2019 through 2023	244,079	22,738

The following table presents the fair value hierarchy (see Note F) for pension assets measured at fair value on a recurring basis as of February 2, 2013:

	Funded Plan
In thousands	Level 1	Level 2	Level 3	Total
Asset category:
Short-term investments	$144,008	$—	$—	$144,008
Equity Securities:
Domestic equity	65,105	—	—	65,105
International equity	61,944	—	—	61,944
Fixed Income Securities:
Corporate and government bond funds	—	203,931	—	203,931
Common/Collective Trusts	—	376,873	13,158	390,031
Limited Partnerships	—	—	11,064	11,064
Fair value of plan assets	$271,057	$580,804	$24,222	$876,083

The following table presents the fair value hierarchy for pension assets measured at fair value on a recurring basis as of January 28, 2012:

	Funded Plan
In thousands	Level 1	Level 2	Level 3	Total
Asset category:
Short-term investments	$82,220	$—	$—	$82,220
Equity Securities:
Domestic equity	98,386	—	—	98,386
International equity	44,679	—	—	44,679
Fixed Income Securities:
Corporate and government bond funds	—	31,349	—	31,349
Common/Collective Trusts	—	467,346	14,775	482,121
Limited Partnerships	—	—	12,042	12,042
Fair value of plan assets	$225,285	$498,695	$26,817	$750,797

The following table presents a reconciliation of Level 3 plan assets measured at fair value for the years ended February 2, 2013 and January 28, 2012:

In thousands	Common/Collective Trusts	Limited Partnerships
Balance as of January 29, 2011	$16,100	$10,609
Earned income, net of management expenses	517	230
Unrealized gain on investment	1,427	2,291
Purchases, sales, issuances and settlements, net	(3,269)	(1,088)
Balance as of January 28, 2012	$14,775	$12,042
Earned income, net of management expenses	1,258	348
Unrealized gain on investment	39	595
Purchases, sales, issuances and settlements, net	(2,914)	(1,921)
Balance as of February 2, 2013	$13,158	$11,064

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

The following is a summary of TJX’s target allocation for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation for Fiscal Year Ended
	Target Allocation	February 2, 2013	January 28, 2012
Equity securities	50%	46%	44%
Fixed income	50%	44%	46%
All other – primarily cash	—	10%	10%

TJX employs a total return investment approach whereby a mix of equities and fixed income investments is used to seek to maximize the long-term return on plan assets with a prudent level of risk. Risks are sought to be mitigated through asset diversification and the use of multiple investment managers. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees and a similar type plan for eligible employees in Puerto Rico. Assets under the plans totaled $903.7 million as of December 31, 2012 and $787.1 million as of December 31, 2011 and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay, subject to limitation. TJX matches employee contributions, up to 5% of eligible pay, including a basic match at rates between 25% and 75% (based upon date of hire and other eligibility criteria) plus a discretionary match, generally up to 25%, based on TJX’s performance. As of February 2, 2013 eligible employees are automatically enrolled in the U.S. plan at a 2% deferral rate, unless the employee elects otherwise. TJX contributed $16.1 million in fiscal 2013, $11.8 million in fiscal 2012 and $13.9 million in fiscal 2011 to these employee savings plans. Employees cannot invest their contributions in the TJX stock fund option in the plans, and may elect to invest no more than 50% of TJX’s contribution in the TJX stock fund. The TJX stock fund represents 7.2% of plan investments at December 31, 2012, 6.6% at December 31, 2011 and 4.7% at December 31, 2010.

TJX also has a nonqualified savings plan for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $4.0 million in fiscal 2013, $2.6 million in fiscal 2012 and $2.4 million in fiscal 2011. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

In addition to the plans described above, TJX also maintains retirement/deferred savings plans for eligible associates at its foreign subsidiaries. We contributed $7.1 million for these plans in fiscal 2013, $5.8 million in fiscal 2012 and $5.2 million in fiscal 2011. TJX also maintains a 401(k) plan for eligible associates of Sierra Trading Post, assets under this plan totaled $1.9 million as of February 2, 2013.

Multiemployer Pension plans: TJX contributes to the National Retirement Fund (EIN #13-6130178), a multiemployer defined benefit pension plan under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $10.9 million in fiscal 2013, $10.8 million in fiscal 2012 and $9.9 million in fiscal 2011 to the fund. TJX was listed in the plan’s forms 5500 as providing more than 5% of the total contributions for the plan year ending December 31, 2011. The Pension Protection Act Zone Status of the plan is Critical and a rehabilitation plan has been implemented.

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

TJX paid $196,000 of benefits in fiscal 2013 and will pay similar amounts over the next several years. The postretirement medical liability as of February 2, 2013 is estimated at $1.3 million, all of which is included in non-current liabilities on the balance sheet.

The amendment to plan benefits in fiscal 2006 resulted in a negative plan amendment of $46.8 million which is being amortized into income over the average remaining life of the active plan participants. The unamortized balance of $16.3 million as of February 2, 2013 is included in accumulated other comprehensive income (loss) of which approximately $3.5 million will be amortized into income in fiscal 2014. During fiscal 2013, there was a pre-tax net benefit of $3.5 million reflected in the consolidated statements of income as it relates to this postretirement medical plan.

Note J.    Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of February 2, 2013 and January 28, 2012. All amounts are net of unamortized debt discounts.

In thousands	February 2, 2013	January 28, 2012
General corporate debt:
4.20% senior unsecured notes, maturing August 15, 2015 (effective interest rate of 4.20% after reduction of unamortized debt discount of $13 and $19 in fiscal 2013 and 2012, respectively)	$399,987	$399,981
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $435 and $505 in fiscal 2013 and 2012, respectively)	374,565	374,495
Long-term debt, exclusive of current installments	$774,552	$774,476

The aggregate maturities of long-term debt, exclusive of current installments at February 2, 2013 are as follows:

In thousands	Long- Term Debt
Fiscal Year
2015	$—
2016	400,000
2017	—
2018	—
Later years	375,000
Less amount representing unamortized debt discount	(448)
Aggregate maturities of long-term debt, exclusive of current installments	$774,552

At February 2, 2013, TJX had outstanding $375 million aggregate principal amount of 6.95% ten-year notes due April 2019 and $400 million aggregate principal amount of 4.20% six-year notes due August 2015. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 6.95% notes and $250 million of the 4.20% notes prior to the issuance of the notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 7.00% for the 6.95% notes and 4.19% for the 4.20% notes.

At February 2, 2013, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. The agreement maturing in 2017 replaced a revolving credit agreement maturing in May 2013. As of February 2, 2013 and January 28, 2012 and during the years then ended, there were no amounts outstanding under these facilities. At February 2, 2013 the agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016. These rates are based on the credit ratings of TJX’s long-term debt and would vary with changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings.

As of February 2, 2013 and January 28, 2012, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of February 2, 2013 and January 28, 2012, and during the years then ended there were no amounts outstanding on the Canadian credit line for operating expenses. As of February 2, 2013 and January 28, 2012, TJX Europe had a credit line of £20 million. The maximum amount outstanding under this U.K. line was £7.3 million in fiscal 2013 and there were no borrowings under this credit line in fiscal 2012. There were no amounts outstanding under this U.K. credit line at the end of fiscal 2013 or fiscal 2012.

Note K.    Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
In thousands	February 2, 2013	January 28, 2012	January 29, 2011
	(53 weeks)
Current:
Federal	$842,149	$554,847	$510,629
State	162,200	126,237	113,573
Foreign	153,083	99,463	105,489
Deferred:
Federal	22,394	131,527	91,568
State	1,583	6,202	1,731
Foreign	(10,745)	(2,952)	1,572
Provision for income taxes	$1,170,664	$915,324	$824,562

Income from continuing operations before income taxes includes foreign pre-tax income of $559.7 million in fiscal 2013, $319.4 million in fiscal 2012 and $354.2 million in fiscal 2011.

TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
In thousands	February 2, 2013	January 28, 2012
Deferred tax assets:
Foreign tax credit carryforward	$—	$24,861
Reserve for former operations	19,565	7,363
Pension, stock compensation, postretirement and employee benefits	313,597	265,397
Leases	40,440	39,778
Computer Intrusion reserve	5,661	5,699
Other	64,393	65,970
Total deferred tax assets	$443,656	$409,068
Deferred tax liabilities:
Property, plant and equipment	$360,282	$360,629
Capitalized inventory	47,903	46,864
Tradename	43,520	42,873
Undistributed foreign earnings	233,002	201,012
Other	12,216	14,322
Total deferred tax liabilities	$696,923	$665,700
Net deferred tax (liability)	$(253,267)	$(256,632)

The fiscal 2013 net deferred tax liability is presented on the balance sheet as a current asset of $96.2 million and a non-current liability of $349.5 million. The fiscal 2012 net deferred tax liability is presented on the balance sheet as a current asset of $105.9 million and a non-current liability of $362.5 million. TJX has provided for deferred U.S. taxes on all undistributed earnings from its Winners Canadian subsidiary, its Puerto Rico subsidiary and its subsidiaries in Italy, India, Hong Kong, and Australia through February 2, 2013. The net deferred tax liability summarized above includes deferred taxes relating to temporary differences at our foreign operations and amounted to a $5.2 million net liability as of February 2, 2013 and $17.0 million net liability as of January 28, 2012.

No income taxes have been provided on the approximately $385.4 million of undistributed earnings of foreign subsidiaries as of February 2, 2013, because such earnings are considered to be indefinitely reinvested in the business. A determination of the amount of unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with the hypothetical calculations.

TJX established valuation allowances against certain deferred tax assets, primarily related to state tax net operating losses from non operational subsidiaries, which may not be realized in future years. The amount of the valuation allowances was $4.6 million as of February 2, 2013 and $5.9 million as of January 28, 2012.

TJX’s worldwide effective income tax rate was 38.0% for fiscal 2013, 38.0% for fiscal 2012 and 38.1% for fiscal 2011. The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(53 weeks)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	4.2	4.1	4.1
Impact of foreign operations	(0.9)	(0.6)	(0.5)
All Other	(0.3)	(0.5)	(0.5)
Worldwide effective income tax rate	38.0%	38.0%	38.1%

TJX’s effective rate remained constant for fiscal 2013 as compared to fiscal 2012. The fiscal 2013 effective tax rate benefitted from an increase in foreign earnings, which are taxed at lower rates, but this benefit was offset by the absence of the benefit in fiscal 2012 due to a net reduction in federal and state tax reserves. The decrease in TJX’s effective rate for fiscal 2012 as compared to fiscal 2011 is primarily attributed to the favorable resolution of U.S. Federal tax audits partially offset by an increase in the U.S. federal and state tax reserves.

TJX had net unrecognized tax benefits of $125.3 million as of February 2, 2013, $116.6 million as of January 28, 2012 and $122.9 million as of January 29, 2011.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In thousands	February 2, 2013	January 28, 2012	January 29, 2011
Balance at beginning of year	$144,505	$123,094	$191,741
Additions for uncertain tax positions taken in current year	1,949	1,131	3,968
Additions for uncertain tax positions taken in prior years	3,009	63,463	23,730
Reductions for uncertain tax positions taken in prior years	—	(40,558)	(92,483)
Reductions resulting from lapse of statute of limitations	(129)	—	(1,123)
Settlements with tax authorities	(557)	(2,625)	(2,739)
Balance at end of year	$148,777	$144,505	$123,094

Included in the gross amount of unrecognized tax benefits are items that will not impact future effective tax rates upon recognition. These items amounted to $19.8 million as of February 2, 2013, $20.0 million as of January 28, 2012 and $11.0 million as of January 29, 2011.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2001 are no longer subject to examination.

TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $4.7 million for the year ended February 2, 2013; $5.8 million for the year ended January 28, 2012 and $1.9 million for the year ended January 29, 2011. The accrued amounts for interest and penalties are $38.6 million as of February 2, 2013, $33.0 million as of January 28, 2012 and $34.6 million as of January 29, 2011.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of February 2, 2013. During the next twelve months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $1.0 million to $50 million.

Note L.    Commitments

TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of TJX’s leases are store operating leases with ten-year terms and options to extend for one or more five-year periods in the U.S. and Canada and ten to fifteen year terms with five or ten-year kick-out options in Europe. Many of the Company’s leases contain escalation clauses and some contain early termination penalties. In addition, TJX is generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These expenses in the aggregate were approximately one-third of the total minimum rent in fiscal 2013, fiscal 2012 and fiscal 2011 and are not included in the table below.

The following is a schedule of future minimum lease payments for continuing operations as of February 2, 2013:

In thousands	Operating Leases
Fiscal Year
2014	$1,185,379
2015	1,104,693
2016	975,405
2017	819,532
2018	667,721
Later years	1,966,484
Total future minimum lease payments	$6,719,214

Rental expense under operating leases for continuing operations amounted to $1,171.6 million for fiscal 2013, $1,086.0 million for fiscal 2012 and $1,031.4 million for fiscal 2011. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $15.0 million in fiscal 2013, $12.9 million in fiscal 2012 and $12.0 million in fiscal 2011. Sublease income was $0.9 million in fiscal 2013, $1.3 million in fiscal 2012 and $1.2 million in fiscal 2011. The total net present value of TJX’s minimum operating lease obligations approximated $5,992.8 million as of February 2, 2013.

TJX had outstanding letters of credit totaling $48.5 million as of February 2, 2013 and $36.5 million as of January 28, 2012. Letters of credit are issued by TJX primarily for the purchase of inventory.

Note M.    Accrued Expenses and Other Liabilities, Current and Long Term

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In thousands	February 2, 2013	January 28, 2012
Employee compensation and benefits, current	$513,999	$403,200
Computer Intrusion reserve	15,767	15,863
Reserve for former operations – short term	17,648	13,338
Rent, utilities and occupancy, including real estate taxes	177,693	157,303
Merchandise credits and gift certificates	218,488	189,554
Insurance	31,423	29,558
Sales tax collections and V.A.T. taxes	109,874	119,293
All other current liabilities	581,324	436,596
Accrued expenses and other current liabilities	$1,666,216	$1,364,705

All other current liabilities include accruals for advertising, property additions, dividends, freight, interest, reserve for sales returns, expense payables, purchased services and other items, each of which is individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In thousands	February 2, 2013	January 28, 2012
Employee compensation and benefits, long term	$395,282	$302,217
Reserve for former operations – long term	27,581	32,043
Accrued rent	164,593	163,630
Landlord allowances	94,570	82,465
Tax reserve, long term	257,190	249,566
Long-term liabilities – other	22,068	31,847
Other long-term liabilities	$961,284	$861,768

Note N.    Contingent Obligations and Contingencies

Contingent Obligations: TJX has contingent obligations on leases, for which it was a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, TJX has assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of former businesses for which TJX has reserved, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material adverse impact on our financial condition, results of operations or cash flows. TJX does not generally have sufficient information about these leases to estimate our potential contingent obligations under them, which could be triggered in the event that one or more of the current tenants does not fulfill their obligations related to one or more of these leases.

TJX also has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $60 million as of February 2, 2013. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

TJX is a party to various agreements under which it may be obligated to indemnify the other party with respect to breach of warranty or losses related to such matters as title to assets sold, specified environmental matters or certain income taxes. These obligations are typically limited in time and amount. There are no amounts reflected in our balance sheets with respect to these contingent obligations.

Contingencies: TJX is subject to certain legal proceedings and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes, including alleged misclassification of positions as exempt from overtime, alleged entitlement to additional wages for alleged off-the-clock work by hourly employees and alleged failure to pay all wages due upon termination. The lawsuits seek unspecified monetary damages, injunctive relief and attorneys’ fees. TJX is vigorously defending these claims. At this time, TJX is not able to predict the outcome of these lawsuits or the amount of any loss that may arise from them.

Note O.     Supplemental Cash Flows Information

The cash flows required to satisfy obligations of former operations discussed in Note C are classified as a reduction in cash provided by operating activities. There are no remaining operating activities relating to these operations.

TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In thousands	February 2, 2013	January 28, 2012	January 29, 2011
	(53 weeks)
Cash paid for:
Interest on debt	$45,653	$46,691	$48,501
Income taxes	971,732	781,170	787,273
Changes in accrued expenses due to:
Dividends payable	$12,291	$13,018	$9,675
Property additions	33,615	(23,746)	14,568

There were no non-cash financing or investing activities during fiscal 2013, 2012 or 2011.

Note P.    Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly consolidated financial data for fiscal 2013 and fiscal 2012 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

In thousands except per share amounts	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter(4)
Fiscal Year Ended February 2, 2013 (53 weeks)
Net sales	$5,798,086	$5,945,559	$6,410,913	$7,723,814
Gross earnings(2)	1,632,358	1,670,486	1,844,840	2,209,288
Net income	419,200	421,092	461,551	604,844
Basic earnings per share	0.56	0.57	0.63	0.83
Diluted earnings per share	0.55	0.56	0.62	0.82
Fiscal Year Ended January 28, 2012 (52 weeks)
Net sales	$5,220,295	$5,468,274	$5,793,128	$6,709,758
Gross earnings(2)	1,393,037	1,492,239	1,626,541	1,825,389
Net income	265,951	348,338	406,487	475,314
Basic earnings per share(3)	0.34	0.46	0.54	0.63
Diluted earnings per share(3)	0.34	0.45	0.53	0.62

(1)	First quarter of fiscal 2012 includes operating results of A.J. Wright. See Note C.
(2)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.
(3)	Adjusted for two-for-one stock split in February 2012. See Note A.
(4)	The fourth quarter of fiscal 2013 included 14 weeks.