Form 10-Q
period 2013-05-04
TJX COMPANIES INC /DE/
filed 2013-05-31
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares of registrant’s common stock outstanding as of May 4, 2013: 719,773,253

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012

Net sales	$6,189,609	$5,798,086

Cost of sales, including buying and occupancy costs	4,433,533	4,165,728
Selling, general and administrative expenses	1,018,909	942,126
Interest expense, net	5,282	8,827

Income before provision for income taxes	731,885	681,405
Provision for income taxes	278,995	262,205

Net income	$452,890	$419,200

Basic earnings per share:
Net income	$0.63	$0.56
Weighted average common shares – basic	719,528	742,233

Diluted earnings per share:
Net income	$0.62	$0.55
Weighted average common shares – diluted	732,555	756,016

Cash dividends declared per share	$0.145	$0.115

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012

Net income	$452,890	$419,200
Other comprehensive income, net of related tax benefits of $905 in fiscal 2014 and tax provision of $6,706 in 2013:
Foreign currency translation adjustments	(19,827)	35,255
Amortization of actuarial losses	3,971	4,025

Total comprehensive income	$437,034	$458,480

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	May 4, 2013	February 2, 2013	April 28, 2012

ASSETS
Current assets:
Cash and cash equivalents	$1,989,835	$1,811,957	$1,563,691
Short-term investments	238,043	235,853	174,872
Accounts receivable, net	257,985	222,788	232,884
Merchandise inventories	3,091,473	3,014,214	2,909,805
Prepaid expenses and other current assets	291,108	330,512	242,069
Current deferred income taxes, net	107,699	96,219	108,495

Total current assets	5,976,143	5,711,543	5,231,816

Property at cost:
Land and buildings	630,555	607,759	412,540
Leasehold costs and improvements	2,541,763	2,514,998	2,385,736
Furniture, fixtures and equipment	3,879,633	3,771,999	3,528,969

Total property at cost	7,051,951	6,894,756	6,327,245
Less accumulated depreciation and amortization	3,778,629	3,671,514	3,507,706

Net property at cost	3,273,322	3,223,242	2,819,539

Property under capital lease, net of accumulated amortization of $24,383 at April 28, 2012	—	—	8,189
Other assets	277,951	260,801	263,552
Goodwill and tradename, net of amortization	312,948	316,269	179,983

TOTAL ASSETS	$9,840,364	$9,511,855	$8,503,079

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$—	$—	$3,030
Accounts payable	1,846,568	1,930,568	1,757,871
Accrued expenses and other current liabilities	1,442,080	1,666,216	1,215,651
Federal, foreign and state income taxes payable	209,969	163,812	175,164

Total current liabilities	3,498,617	3,760,596	3,151,716

Other long-term liabilities	936,712	961,284	852,760
Non-current deferred income taxes, net	368,244	349,486	382,928
Obligation under capital lease, less portion due within one year	—	—	9,367
Long-term debt, exclusive of current installments	1,274,126	774,552	774,495

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 719,773,253; 723,902,001 and 740,952,103, respectively	719,773	723,902	740,952
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(229,248)	(213,392)	(153,295)
Retained earnings	3,272,140	3,155,427	2,744,156

Total shareholders’ equity	3,762,665	3,665,937	3,331,813

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,840,364	$9,511,855	$8,503,079

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012

Cash flows from operating activities:
Net income	$452,890	$419,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,543	120,638
(Gain) loss on property disposals	(26)	835
Deferred income tax provision	8,661	10,908
Share-based compensation	16,549	14,271
Excess tax benefits from share-based compensation	(17,222)	(8,600)
Changes in assets and liabilities:
(Increase) in accounts receivable	(35,606)	(27,536)
(Increase) decrease in merchandise inventories	(84,885)	57,521
Decrease in prepaid expenses and other current assets	30,159	33,600
(Decrease) increase in accounts payable	(79,011)	100,850
(Decrease) increase in accrued expenses and other liabilities	(148,455)	(15,254)
Other	7,152	(1,875)

Net cash provided by operating activities	280,749	704,558

Cash flows from investing activities:
Property additions	(238,515)	(254,261)
Purchase of short-term investments	(80,728)	(92,919)
Sales and maturities of short-term investments	75,023	15,362
Proceeds from repayments on note receivable	—	263
Other	2,653	—

Net cash (used in) investing activities	(241,567)	(331,555)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	499,555	—
Cash payments for repurchase of common stock	(302,635)	(297,259)
Cash payments for debt issuance expenses	(3,318)	—
Proceeds from issuance of common stock	34,746	28,315
Excess tax benefits from share-based compensation	17,222	8,600
Cash dividends paid	(83,211)	(70,760)
Other	(3,251)	(721)

Net cash provided by (used in) financing activities	159,108	(331,825)

Effect of exchange rate changes on cash	(20,412)	15,401

Net increase in cash and cash equivalents	177,878	56,579
Cash and cash equivalents at beginning of year	1,811,957	1,507,112

Cash and cash equivalents at end of period	$1,989,835	$1,563,691

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value $1			Retained Earnings	Total

Balance, February 2, 2013	723,902	$723,902	$—	$(213,392)	$3,155,427	$3,665,937
Comprehensive income	—	—	—	(15,856)	452,890	437,034
Cash dividends declared on common stock	—	—	—	—	(104,501)	(104,501)
Recognition of share-based compensation	—	—	16,549	—	—	16,549
Issuance of common stock under stock incentive plan and related tax effect	2,451	2,451	47,830	—	—	50,281
Common stock repurchased	(6,580)	(6,580)	(64,379)	—	(231,676)	(302,635)

Balance, May 4, 2013	719,773	$719,773	$—	$(229,248)	$3,272,140	$3,762,665

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note A. Summary of Significant Accounting Policies

Basis of Presentation: The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its financial statements for the periods reported, all in conformity with accounting principles generally accepted in the United States of America (“GAAP”) consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (“fiscal 2013”).

These interim results are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

The February 2, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends February 1, 2014 (“fiscal 2014”) and is a 52-week fiscal year. Fiscal 2013 was a 53-week fiscal year.

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock option awards and the market price on the date of the award for performance-based restricted stock awards. Total share-based compensation expense was $16.5 million for the quarter ended May 4, 2013 and $14.3 million for the quarter ended April 28, 2012. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 2.2 million shares of common stock exercised during the quarter ended May 4, 2013, leaving options to purchase 34.2 million shares of common stock outstanding as of May 4, 2013.

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

As of May 4, 2013, TJX’s cash and cash equivalents held outside the U.S. were $822.5 million, of which $276.2 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories which results in a weighted average cost. TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $433.5 million at May 4, 2013, $418.3 million at February 2, 2013 and $401.1 million at April 28, 2012. Comparable amounts were reflected in accounts payable at those dates.

New Accounting Standards: There were no new accounting standards issued during the three-month period ended May 4, 2013 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.

Note B. Reserves related to Former Operations

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of former business operations that TJX has either closed or sold. The reserve activity is presented below:

	Thirteen Weeks Ended
In thousands	May 4, 2013	April 28, 2012

Balance at beginning of year	$45,229	$45,381
Additions to the reserve charged to net income:
Interest accretion	360	215
Charges against the reserve:
Lease-related obligations	(4,775)	(3,516)
Termination benefits and all other	(490)	(1,047)

Balance at end of period	$40,324	$41,033

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

Note C. Capital Stock and Earnings Per Share

Capital Stock: During the quarter ended May 4, 2013, TJX repurchased and retired 6.5 million shares of its common stock at a cost of $300.0 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its stock repurchase programs of $302.6 million for the thirteen weeks ended May 4, 2013 and $297.3 million for the thirteen weeks ended April 28, 2012. These expenditures were funded primarily by cash generated from operations. In February 2012, TJX’s Board of Directors approved a stock repurchase program that authorized the repurchase of up to $2 billion of TJX common stock from time to time. As of May 4, 2013, $624.7 million remained available for repurchase under this program. In the first quarter of fiscal 2014, TJX’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time, all of which remains available for repurchase at May 4, 2013.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	May 4, 2013	April 28, 2012

Basic earnings per share
Net income	$452,890	$419,200
Weighted average common shares outstanding for basic EPS	719,528	742,233

Basic earnings per share	$0.63	$0.56

Diluted earnings per share
Net income	$452,890	$419,200

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	719,528	742,233
Assumed exercise/vesting of:
Stock options and awards	13,027	13,783

Weighted average common shares outstanding for diluted EPS	732,555	756,016

Diluted earnings per share	$0.62	$0.55

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 4.8 million such options excluded for the thirteen weeks ended May 4, 2013. There were no such options excluded for the thirteen weeks ended April 28, 2012.

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

Diesel Fuel Contracts: During fiscal 2013 and the first quarter of fiscal 2014, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2014, based on the diesel fuel expected to be consumed by independent freight carriers transporting the Company’s inventory. The hedge agreements outstanding at May 4, 2013 relate to approximately 50% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2014. These diesel fuel hedge agreements will settle throughout fiscal 2014.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at May 4, 2013 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2014. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 4, 2013:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 4, 2013

Fair value hedges:

Intercompany balances, primarily short-term debt and related interest
	zł	141,500	C$	44,551	0.3148	(Accrued Exp)	$—	$(604)	$(604)

		£25,000	C$	38,946	1.5578	(Accrued Exp)	—	(475)	(475)

		€44,281		£35,781	0.8080	(Accrued Exp)	—	(2,537)	(2,537)

		€90,292	U.S.$	118,511	1.3125	(Accrued Exp)	—	(111)	(111)

	U.S.$	87,117		£55,000	0.6313	(Accrued Exp)	—	(1,572)	(1,572)

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 1.5M - 1.7M gal per month		Float on 1.5M - 1.7M gal per month	N/A	(Accrued Exp)	—	(427)	(427)
Merchandise purchase commitments
	C$	323,489	U.S.$	319,678	0.9882	Prepaid Exp / (Accrued Exp)	1,954	(2,757)	(803)

	C$	8,149		€6,100	0.7486	(Accrued Exp)	—	(79)	(79)

		£111,217	U.S.$	171,000	1.5375	Prepaid Exp / (Accrued Exp)	717	(2,875)	(2,158)

		£4,289		€5,000	1.1658	(Accrued Exp)	—	(123)	(123)

		£12,823	zł	62,813	4.8985	Prepaid Exp	168	—	168

	U.S.$	9,907		€7,580	0.7651	Prepaid Exp / (Accrued Exp)	71	(35)	36

Total fair value of financial instruments							$2,910	$(11,595)	$(8,685)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at April 28, 2012:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at April 28, 2012

Fair value hedges:

Intercompany balances, primarily short-term debt and related interest
		£40,000	C$	63,330	1.5833	(Accrued Exp)	$—	$(883)	$(883)

	zł	80,000	C$	23,874	0.2984	Prepaid Exp / (Accrued Exp)	135	(762)	(627)

		€25,000		£21,335	0.8534	Prepaid Exp	1,427	—	1,427

		€100,292	U.S.$	134,506	1.3411	Prepaid Exp / (Accrued Exp)	1,411	(138)	1,273

	U.S.$	85,389		£55,000	0.6441	Prepaid Exp	3,874	—	3,874

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 615K - 1.4M gal per month		Float on 615K - 1.4M gal per month	N/A	Prepaid Exp	3,216	—	3,216
Merchandise purchase commitments
	C$	321,256	U.S.$	324,247	1.0093	Prepaid Exp / (Accrued Exp)	807	(3,504)	(2,697)

	C$	7,850		€6,000	0.7643	Prepaid Exp / (Accrued Exp)	5	(54)	(49)

		£71,404	U.S.$	113,000	1.5825	(Accrued Exp)	—	(3,109)	(3,109)

		£36,475		€44,000	1.2063	(Accrued Exp)	—	(965)	(965)

	U.S.$	5,719		€4,349	0.7604	Prepaid Exp	45	—	45

Total fair value of financial instruments							$10,920	$(9,415)	$1,505

The impact of derivative financial instruments on the statements of income during the first quarter of fiscal 2014 and the first quarter of fiscal 2013 is as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	May 4, 2013	April 28, 2012
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$6,286	$3,652

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(2,961)	2,550

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	1,007	(10,403)

Gain (loss) recognized in income		$4,332	$(4,201)

Note E. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price”. The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	May 4, 2013	February 2, 2013	April 28, 2012
Level 1
Assets:
Executive Savings Plan investments	$114,106	$101,903	$91,391

Level 2
Assets:
Short-term investments	$238,043	$235,853	$174,872
Foreign currency exchange contracts	2,910	5,980	7,704
Diesel fuel contracts	—	3,372	3,216

Liabilities:
Foreign currency exchange contracts	$11,168	$11,874	$9,415
Diesel fuel contracts	427	—	—

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of May 4, 2013 was $1.4 billion compared to a carrying value of $1.3 billion. The fair value of long-term debt as of February 2, 2013 was $911.0 million compared to a carrying value of $774.6 million. The fair value of long-term debt as of April 28, 2012 was $927.2 million compared to a carrying value of $774.5 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Note F. Segment Information

TJX operates four main business segments. The Marmaxx segment (T.J. Maxx and Marshalls) and the HomeGoods segment both operate stores in the United States, the TJX Canada segment operates stores in Canada (Winners, HomeSense and Marshalls), and the TJX Europe segment operates stores in Europe (T.K. Maxx and HomeSense). Late in fiscal 2013 we acquired Sierra Trading Post (STP), an off-price internet retailer. The results of STP have been included with our Marmaxx segment.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	May 4, 2013	April 28, 2012

Net sales:
In the United States:
Marmaxx	$4,135,749	$3,889,058
HomeGoods	689,530	595,722
TJX Canada	645,496	640,209
TJX Europe	718,834	673,097

	$6,189,609	$5,798,086

Segment profit:
In the United States:
Marmaxx	$634,300	$604,628
HomeGoods	89,063	69,433
TJX Canada	74,306	71,065
TJX Europe	16,364	11,729

	814,033	756,855

General corporate expense	76,866	66,623
Interest expense, net	5,282	8,827

Income before provision for income taxes	$731,885	$681,405

Note G. Pension Plans and Other Retirement Benefits

Presented below is financial information related to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown.

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	May 4, 2013	April 28, 2012	May 4, 2013	April 28, 2012

Service cost	$11,274	$9,825	$521	$339
Interest cost	11,325	10,263	593	570
Expected return on plan assets	(14,624)	(13,926)	—	—
Amortization of prior service cost	—	—	1	1
Recognized actuarial losses	6,918	7,097	560	475

Total expense	$14,893	$13,259	$1,675	$1,385

TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the funding target pursuant to the Internal Revenue Code section 430) or such other amount sufficient to avoid restrictions with respect to the funding of TJX’s nonqualified plans under the Internal Revenue Code. TJX does not anticipate any required funding in fiscal 2014 for the funded plan. TJX anticipates making payments of $3.5 million to provide current benefits coming due under the unfunded plan in fiscal 2014.

The amounts included in amortization of prior service cost and recognized actuarial losses in the table above have been reclassified in their entirety from other comprehensive income to the statements of income, net of related tax effects, for both periods presented.

Note H. Long-Term Debt and Credit Lines

On May 2, 2013 TJX issued $500 million of 2.50% ten year notes, all of which was outstanding at May 4, 2013. The Company intends to use the proceeds from the notes offering for working capital and other general corporate purposes. TJX entered into rate-lock agreements to hedge $250 million of the 2.50% notes prior to their issuance. The costs of these agreements are being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.57%.

At May 4, 2013, TJX also had outstanding $375 million aggregate principal amount of 6.95% ten-year notes due April 2019 and $400 million aggregate principal amount of 4.20% six-year notes due August 2015. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 6.95% notes and $250 million of the 4.20% notes prior to the issuance of the notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 7.00% for the 6.95% notes and 4.19% for the 4.20% notes.

At May 4, 2013, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. As of May 4, 2013, February 2, 2013 and April 28, 2012 and during the quarters and year then ended, there were no amounts outstanding under these facilities. At May 4, 2013 the agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016. These rates are based on the credit ratings of TJX’s long-term debt and would vary with changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings.

As of May 4, 2013 and April 28, 2012, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of May 4, 2013 and April 28, 2012, and during the quarters then ended there were no amounts outstanding on the Canadian credit line for operating expenses. As of May 4, 2013 and April 28, 2012, TJX Europe had a credit line of £20 million. As of May 4, 2013 and April 28, 2012, and during the quarters then ended there were no amounts outstanding on the European credit line.

Note I. Income Taxes

TJX had net unrecognized tax benefits of $124.8 million as of May 4, 2013, $125.3 million as of February 2, 2013 and $118.0 million as of April 28, 2012. The effective income tax rate was 38.1% for the fiscal 2014 first quarter and 38.5% for last year’s first quarter. The decrease in the effective income tax rate for the first quarter of fiscal 2014 was primarily due to the extension of legislation allowing for the U.S. Work Opportunity Tax Credit, in addition to favorable audit settlements in this year’s first quarter. The Work Opportunity Tax Credit had expired as of the first quarter last year and was not extended until the fourth quarter of fiscal 2013.

TJX is subject to U.S. federal income tax as well as income tax in multiple states, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2005 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $38.8 million as of May 4, 2013; $38.6 million as of February 2, 2013 and $34.0 million as of April 28, 2012.

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

The Thirteen Weeks (first quarter) Ended May 4, 2013

Compared to

The Thirteen Weeks (first quarter) Ended April 28, 2012

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

Results of Operations

We reported same store sales gains and strong earnings per share growth for the first quarter of fiscal 2014. These results were obtained over a very strong first quarter last year which provided the most challenging year-over-year comparisons of the prior fiscal year. Segment profit also increased at all our divisions for the fiscal 2014 first quarter over last year. We achieved these results despite the unfavorable weather in many of our U.S., Canadian and European regions for much of the quarter. Our flexible business model and tight inventory control helped to limit markdowns and maintain solid merchandise margins. With our broad geographic reach and diverse mix of merchandise, our results benefited from geographies and merchandise categories not affected by the weather. Highlights of our financial performance for the first quarter of fiscal 2014 include the following:

•

Same store sales increased 2% in the first quarter of fiscal 2014 over an increase of 8% in the fiscal 2013 first quarter. The fiscal 2014 increase was driven by an increase in the value of the average transaction along with a slight increase in customer traffic.

•

Net sales increased 7% to $6.2 billion for the fiscal 2014 first quarter over last year. At May 4, 2013, stores in operation increased 6% and selling square footage was up 5% compared to the same period in fiscal 2013.

•	Diluted earnings per share for the first quarter of fiscal 2014 were $0.62, up 13% compared to $0.55 in fiscal 2013.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2014 was 11.8%, flat compared to the same period last year.

•

Our cost of sales ratio for the first quarter of fiscal 2014 was 71.6%, a 0.2 percentage point improvement over the first quarter last year. The improvement over last year was primarily due to increased merchandise margins, which showed an increase over strong merchandise margins in the prior year’s first quarter.

•

Our selling, general and administrative expense ratio for the first quarter of fiscal 2014 increased 0.3 percentage points to 16.5%, compared to the first quarter last year, primarily due to increased marketing spend and the impact of our e-commerce businesses.

•

Our consolidated average per store inventories, including inventory on hand at our distribution centers, but excluding our e-commerce businesses, were down 3% at the end of the first quarter of fiscal 2014 as compared to the prior year. The decrease reflected a reduction in the level of inventory carried in our stores.

•

During the first quarter of fiscal 2014, we repurchased 6.5 million shares of our common stock at a cost of $300 million. Earnings per share reflect the benefit of our stock repurchase programs. We expect to repurchase a total of approximately $1.3 to $1.4 billion of our common stock under these programs in fiscal 2014.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the quarter ended May 4, 2013 totaled $6.2 billion, a 7% increase over consolidated net sales of $5.8 billion in the fiscal 2013 first quarter. The increase reflected a 2% increase in same store sales and a 5% increase in new store sales. Foreign currency exchange impact was neutral for fiscal 2014 first quarter sales growth. This increase compares to sales growth of 11% in last year’s first quarter, which reflected an 8% increase in same store sales, a 4% increase in new store sales, offset by a 1% decrease from the negative impact of foreign currency exchange rates.

As of May 4, 2013, our consolidated store count increased 6% and selling square footage increased 5% as compared to the end of the first quarter last year.

The same store sales increase for the first quarter of fiscal 2014 was driven by an increase in the value of the average transaction along with a slight increase in customer traffic. We achieved these results despite the unfavorable weather in many of our U.S., Canadian and European regions for much of the quarter. Regions not impacted by the weather, such as Florida and the West Coast in the U.S., had same store sales gains above the average. Likewise, the less-weather sensitive home fashions category performed very well.

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

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended May 4, 2013	Percentage of Net Sales Thirteen Weeks Ended April 28, 2012

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.6	71.8
Selling, general and administrative expenses	16.5	16.2
Interest expense, net	0.1	0.2

Income before provision for income taxes	11.8%	11.8%

Diluted Earnings per share – Net Income	$0.62	$0.55

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

•

Inventory hedges: We routinely enter into inventory-related hedging instruments to mitigate the income statement impact of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Europe and TJX Canada. As we have not elected “hedge accounting” for these instruments as defined by U.S. generally accepted accounting principles (GAAP), we record a mark-to-market gain or loss on the hedging instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these hedges does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales improved 0.2 percentage points to 71.6% for the first quarter of fiscal 2014 as compared to the same period last year. The improvement in this ratio for fiscal 2014 was primarily driven by an increase in merchandise margin, which was on top of a strong increase in the first quarter of fiscal 2013 over the prior year.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 16.5% in the first quarter of fiscal 2014, a 0.3 percentage point increase over last year’s ratio primarily due to increased marketing spending and the impact of our e-commerce businesses.

Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
Dollars in thousands	May 4, 2013	April 28, 2012

Interest expense	$11,797	$12,335
Capitalized interest	(3,445)	(743)
Interest (income)	(3,070)	(2,765)

Interest expense, net	$5,282	$8,827

The reduction in net interest expense was primarily due to capitalized interest costs on major capital projects not yet placed in service.

Income taxes: The effective income tax rate was 38.1% for the first quarter this year, down from 38.5% for last year’s first quarter. The decrease in the effective income tax rate for the first quarter of fiscal 2014 was primarily due to the extension of legislation allowing for the U.S. Work Opportunity Tax Credit, in addition to favorable audit settlements in this year’s first quarter. The Work Opportunity Tax Credit had expired as of the first quarter last year and was not extended until the fourth quarter of fiscal 2013.

Net income and net income per share: Net income for the first quarter of fiscal 2013 was $452.9 million, or $0.62 per diluted share, versus $419.2 million, or $0.55 per diluted share, in last year’s first quarter. Foreign currency had a $0.01 negative impact in both the first quarter of fiscal 2014 and fiscal 2013.

Our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. During the first quarter of fiscal 2014, we repurchased 6.5 million shares of our common stock at a cost of $300 million.

Segment information: We operate four main business segments. Marmaxx (T.J. Maxx and Marshalls) and HomeGoods both operate stores in the United States. Our TJX Canada segment operates our stores in Canada (Winners, HomeSense and Marshalls), and our TJX Europe segment operates our stores in Europe (T.K. Maxx and HomeSense). Late in fiscal 2013 we acquired Sierra Trading Post (STP), an off-price internet retailer. The results of STP have been included with our Marmaxx segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended
Dollars in millions	May 4, 2013	April 28, 2012

Net sales	$4,135.7	$3,889.1
Segment profit	$634.3	$604.6
Segment profit as a percentage of net sales	15.3%	15.5%
Percent increase in same store sales	1%	8%
Stores in operation at end of period
T.J. Maxx	1,047	990
Marshalls	911	888
Sierra Trading Post	4	—

Total	1,962	1,878

Selling square footage at end of period (in thousands)
T.J. Maxx	24,093	22,987
Marshalls	22,513	21,970
Sierra Trading Post	83	—

Total	46,689	44,957

Net sales for Marmaxx increased 6% for the first quarter of fiscal 2014 as compared to the same period last year. Same store sales for Marmaxx were up 1% in the first quarter of fiscal 2014, on top of an 8% increase for the comparable period last year.

Same store sales growth at Marmaxx for the first quarter of fiscal 2014 was driven by a slight increase in average ticket. Geographically, same store sales were strong in Florida and the West Coast, while the unseasonably cold weather hindered same store sales growth in other regions of the U.S. Our home fashions and accessories categories performed very well.

Segment profit margin decreased to 15.3% for the first quarter of fiscal 2014 compared to 15.5% for the same period last year reflecting a 0.3 percentage point increase in merchandise margin, offset by expense deleverage on the 1% same store sales growth, primarily occupancy costs and store payroll, and deleverage from our e-commerce businesses.

We believe our ongoing store remodel program has benefited our sales in this segment. As a result of the remodel program and our new store openings, we expect to have approximately 85% of Marmaxx’s stores in the new prototype by the end of the fiscal year.

HomeGoods

	Thirteen Weeks Ended
Dollars in millions	May 4, 2013	April 28, 2012

Net sales	$689.5	$595.7
Segment profit	$89.1	$69.4
Segment profit as a percentage of net sales	12.9%	11.7%
Percent increase in same store sales	7%	9%
Stores in operation at end of period	426	383
Selling square footage at end of period (in thousands)	8,417	7,576

HomeGoods net sales increased 16% in the first quarter of fiscal 2014 compared to the same period last year. Same store sales increased 7% for the first quarter, with nearly half of this increase due to further growth in customer traffic.

Segment profit margin increased to 12.9% for the first quarter of fiscal 2014 compared to 11.7% for the same period last year. The growth in segment margin for the quarter was due to expense leverage on strong same store sales, particularly occupancy and buying costs, along with a slight increase in merchandise margin.

International Segments:

TJX Canada

	Thirteen Weeks Ended
U.S. Dollars in millions	May 4, 2013	April 28, 2012

Net sales	$645.5	$640.2
Segment profit	$74.3	$71.1
Segment profit as a percentage of net sales	11.5%	11.1%
Percent increase (decrease) in same store sales	(1)%	6%
Stores in operation at end of period
Winners	226	220
HomeSense	89	86
Marshalls	21	12

Total	336	318

Selling square footage at end of period (in thousands)
Winners	5,179	5,066
HomeSense	1,710	1,670
Marshalls	529	312

Total	7,418	7,048

Net sales for TJX Canada increased 1% for the first quarter ended May 4, 2013 compared to the same period last year. Currency exchange translation negatively impacted first quarter sales growth by approximately 2 percentage points as compared to the same period last year. Same store sales decreased 1% for the first quarter of fiscal 2014, reflecting unseasonably cold weather for much of the quarter.

Segment profit increased to 11.5% for the first quarter ended May 4, 2013 compared to 11.1% last year. Segment profit margin for this year’s first quarter increased due to an improvement in merchandise margin partially offset by expense deleverage on negative 1% same store sales. The mark-to-market adjustment on inventory hedges had a favorable impact on year-over-year comparison of segment margin of 0.2 percentage points.

TJX Europe

	Thirteen Weeks Ended
U.S. Dollars in millions	May 4, 2013	April 28, 2012

Net sales	$718.8	$673.1
Segment profit	$16.4	$11.7
Segment profit as a percentage of net sales	2.3%	1.7%
Percent increase in same store sales	4%	13%
Stores in operation at end of period
T.K. Maxx	352	335
HomeSense	24	24

Total	376	359

Selling square footage at end of period (in thousands)
T.K. Maxx	8,020	7,653
HomeSense	411	402

Total	8,431	8,055

Net sales for TJX Europe increased 7% for the first quarter of fiscal 2014 compared to the same period last year despite colder weather for much of the quarter. Currency exchange translation negatively impacted first quarter sales growth by approximately 3.0 percentage points, as compared to the same period last year. Same store sales increased 4% in the first quarter of fiscal 2014 compared to a 13% increase in the same period last year, driven by increases in customer traffic.

Segment profit for the first quarter of fiscal 2014 was $16.4 million compared to $11.7 million last year, and segment margin increased 0.6 percentage points to 2.3%. Segment margin for the first quarter ended May 4, 2013 increased as compared to last year’s comparable period primarily due to strong growth in merchandise margin as well as expense leverage on the strong same store sales growth, primarily occupancy costs. The mark-to-market adjustment on inventory hedges in the year-over-year comparison had a negative impact of 0.2 percentage points on segment margin.

General corporate expense

	Thirteen Weeks Ended
Dollars in millions	May 4, 2013	April 28, 2012

General corporate expense	$76.9	$66.6

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The increase in general corporate expense for this year’s first quarter over the prior year’s comparable period was due to an increase in systems and technology costs, stock compensation costs and the negative impact of a mark-to-market adjustment of fuel hedge contracts. The company anticipates that general corporate expenses for the second half of fiscal 2014 will be less than the prior year, offsetting these increases.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $281 million for the three months ended May 4, 2013, a decrease of $424 million from the $705 million provided in the three months ended April 28, 2012. Net income plus the non-cash impact of depreciation provided cash of $583 million in the first three months of fiscal 2014 compared to $540 million in the same period last year, an increase of $43 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $164 million in the first three months of fiscal 2014 compared to a source of cash of $158 million in fiscal 2013, a decrease of $322 million. This decrease in operating cash flows year over year is driven by the timing of our inventory purchases and a higher inventory level at the beginning of the fiscal 2013 first quarter as compared to inventory levels at the beginning of this year’s first quarter. Additionally, the change in accrued expenses and taxes payable negatively impacted the year-over-year comparison of cash from operations by $133 million. This reduction in cash was primarily due to the timing of tax payments as well as the payment of the fiscal 2013 incentive cash compensation accruals during the fiscal 2014 first quarter.

Investing activities in the first three months of fiscal 2014 primarily reflected property additions for new stores, store improvements and renovations and investment in our home office and our distribution network. Cash outflows for property additions amounted to $239 million in the three months ended May 4, 2013, compared to $254 million in the same period last year. We anticipate that capital spending for fiscal 2014 will approximate $925 million to $950 million. We also purchased short-term investments that had initial maturities in excess of 90 days which, per our policy, are not classified as cash on the balance sheets presented. In the first three months of fiscal 2014, we purchased $81 million in these short-term investments, compared to $93 million in the same period in fiscal 2013. $75 million of these short-term investments were sold or matured during the three months of fiscal 2013, compared to $15 million in the same period of fiscal 2013.

Cash flows from financing activities resulted in a net cash inflow of $159 million in the first three months of fiscal 2014, compared to a net cash outflow of $332 million in the same period last year. In the first quarter of fiscal 2014 we issued $500 million of 2.5% ten-year notes generating proceeds, net of debt issuance expenses, of $496 million. The net proceeds will be used for working capital and general corporate purposes. See note H for more information. Under our stock repurchase program, we spent $300 million to repurchase 6.5 million shares of our stock in the first three months of fiscal 2014 compared to $250 million to repurchase 6.5 million shares in the same period last year. See Note C to our unaudited consolidated financial statements for more information. In February 2013, our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $1.5 billion of TJX stock. We currently plan to repurchase approximately $1.3 billion to $1.4 billion of stock under our stock repurchase programs in fiscal 2014. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $35 million of proceeds from the exercise of stock options in the first three months of fiscal 2014, versus $28 million in proceeds in last year’s first quarter, as well as dividend payments on common stock in the first quarter of fiscal 2014 of $83 million, versus $71 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of May 4, 2013 approximately 40% of our cash remains outside the United States with $276 million held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note H to the consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Recently Issued Accounting Pronouncements

As discussed in Note A to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, there were no recently issued accounting standards which we expect to have a material impact on our consolidated financial statements.

Forward-looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: execution of buying and inventory management; operational expansion and management of large size and scale; customer trends and preferences; market, banner, geographic and category expansion; marketing, advertising and promotional programs; competition; personnel recruitment and retention and costs of labor; global economic conditions and consumer spending; data security; information systems and technology; seasonal influences; adverse or unseasonable weather; serious disruptions and catastrophic events; corporate and banner reputation; merchandise quality and safety; expanding international operations; merchandise importing; commodity pricing; foreign currency exchange rates; fluctuations in quarterly operating results, and market expectations; acquisitions, business investments and divestitures; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation, legal matters and proceedings; tax matters; real estate activities; cash flow and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended February 2, 2013.

Item 4.	Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 4, 2013 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended May 4, 2013 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 2, 2013, as filed with the Securities Exchange Commission on April 2, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2014 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1) (a)	Average Price Paid Per Share (2) (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (3) (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)

February 3, 2013 through March 2, 2013	2,003,219	$44.93	2,003,219	$2,334,719,468

March 3, 2013 through April 6, 2013	2,620,801	$45.79	2,620,801	$2,214,719,483

April 7, 2013 through May 4, 2013	1,876,446	$47.96	1,876,446	$2,124,719,528

Total:	6,500,466		6,500,466

(1)	Repurchased under publicly announced stock repurchase programs.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)

All of the shares repurchased during the first quarter of fiscal 2014 were repurchased under the $2 billion program authorized in February 2012. As of May 4, 2013, $625 million remained available for purchase under that program. Additionally, in February 2013, we announced our 14th stock repurchase program for an additional $1.5 billion.

Item 6.	Exhibits

4.1	Third Supplemental Indenture, dated as of May 2, 2013 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed May 2, 2013.

10.1	Stock Incentive Plan (2013 Restatement).

10.2	Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of April 2, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 31, 2013

	By	/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index:

4.1	Third Supplemental Indenture, dated as of May 2, 2013 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed May 2, 2013.

10.1	Stock Incentive Plan (2013 Restatement).

10.2	Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of April 2, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.