Form 10-Q
period 2013-08-03
TJX COMPANIES INC /DE/
filed 2013-08-30
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of registrant’s common stock outstanding as of August 3, 2013: 715,235,621

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	August 3,	July 28,
	2013	2012
Net sales	$6,442,424	$5,945,559

Cost of sales, including buying and occupancy costs	4,586,739	4,275,073
Selling, general and administrative expenses	1,074,320	978,514
Interest expense, net	8,919	9,182

Income before provision for income taxes	772,446	682,790
Provision for income taxes	292,887	261,698

Net income	$479,559	$421,092

Basic earnings per share:
Net income	$0.67	$0.57
Weighted average common shares – basic	715,706	736,830
Diluted earnings per share:
Net income	$0.66	$0.56
Weighted average common shares – diluted	728,599	751,243
Cash dividends declared per share	$0.145	$0.115

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	August 3,	July 28,
	2013	2012
Net sales	$12,632,033	$11,743,645

Cost of sales, including buying and occupancy costs	9,020,272	8,440,801
Selling, general and administrative expenses	2,093,229	1,920,640
Interest expense, net	14,201	18,009

Income before provision for income taxes	1,504,331	1,364,195
Provision for income taxes	571,882	523,903

Net income	$932,449	$840,292

Basic earnings per share:
Net income	$1.30	$1.14
Weighted average common shares – basic	717,754	739,531
Diluted earnings per share:
Net income	$1.28	$1.11
Weighted average common shares – diluted	730,750	753,721
Cash dividends declared per share	$0.29	$0.23

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	August 3,	July 28,
	2013	2012
Net income	$479,559	$421,092
Other comprehensive income (loss), net of related tax benefits of $7,934 in fiscal 2014 and tax provision of $9,072 in fiscal 2013:
Foreign currency translation adjustments	(34,805)	(49,711)
Amortization of actuarial losses	3,950	4,025

Total comprehensive income	$448,704	$375,406

	Twenty-Six Weeks Ended
	August 3,	July 28,
	2013	2012
Net income	$932,449	$840,292
Other comprehensive income (loss), net of related tax benefits of $8,839 in fiscal 2014 and tax provision of $15,778 in fiscal 2013:
Foreign currency translation adjustments	(54,632)	(14,456)
Amortization of actuarial losses	7,921	8,050

Total comprehensive income	$885,738	$833,886

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	August 3,	February 2,	July 28,
	2013	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,858,798	$1,811,957	$1,620,402
Short-term investments	231,213	235,853	176,295
Accounts receivable, net	221,164	222,788	202,140
Merchandise inventories	3,188,489	3,014,214	3,007,731
Prepaid expenses and other current assets	359,021	330,512	250,694
Current deferred income taxes, net	91,559	96,219	83,528

Total current assets	5,950,244	5,711,543	5,340,790

Property at cost:
Land and buildings	660,933	607,759	406,517
Leasehold costs and improvements	2,587,988	2,514,998	2,406,264
Furniture, fixtures and equipment	4,005,100	3,771,999	3,612,550

Total property at cost	7,254,021	6,894,756	6,425,331
Less accumulated depreciation and amortization	3,876,182	3,671,514	3,577,135

Net property at cost	3,377,839	3,223,242	2,848,196

Property under capital lease, net of accumulated amortization of $24,941 at July 28, 2012	—	—	7,631
Other assets	283,847	260,801	260,092
Goodwill and tradename, net of amortization	314,113	316,269	179,932

TOTAL ASSETS	$9,926,043	$9,511,855	$8,636,641

LIABILITIES
Current liabilities:
Obligation under capital lease due within one year	$—	$—	$11,662
Accounts payable	1,940,245	1,930,568	1,863,108
Accrued expenses and other current liabilities	1,481,204	1,666,216	1,337,959
Federal, foreign and state income taxes payable	21,432	163,812	12,760

Total current liabilities	3,442,881	3,760,596	3,225,489

Other long-term liabilities	983,515	961,284	860,139
Non-current deferred income taxes, net	375,352	349,486	386,482
Long-term debt, exclusive of current installments	1,274,156	774,552	774,514
SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 715,235,621; 723,902,001 and 736,100,493, respectively	715,236	723,902	736,100
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(260,103)	(213,392)	(198,981)
Retained earnings	3,395,006	3,155,427	2,852,898

Total shareholders’ equity	3,850,139	3,665,937	3,390,017

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,926,043	$9,511,855	$8,636,641

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Twenty-Six Weeks Ended
	August 3,	July 28,
	2013	2012
Cash flows from operating activities:
Net income	$932,449	$840,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,970	246,461
Loss on property disposals	5,666	1,009
Deferred income tax provision	42,818	30,750
Share-based compensation	35,679	29,879
Excess tax benefits from share-based compensation	(36,449)	(27,319)
Changes in assets and liabilities:
Decrease in accounts receivable	238	1,952
(Increase) in merchandise inventories	(198,447)	(59,688)
(Increase) decrease in prepaid expenses and other current assets	(34,399)	30,619
Increase in accounts payable	24,312	218,646
(Decrease) in accrued expenses and other liabilities	(226,602)	(10,670)
Other	44	5,809

Net cash provided by operating activities	811,279	1,307,740

Cash flows from investing activities:
Property additions	(497,014)	(438,913)
Purchase of short-term investments	(196,205)	(136,613)
Sales and maturities of short-term investments	189,441	53,966
Proceeds from repayments on note receivable	—	530
Other	2,653	—

Net cash (used in) investing activities	(501,125)	(521,030)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	499,555	—
Cash payments for repurchase of common stock	(627,574)	(596,971)
Cash payments for debt issuance expenses	(4,288)	(1,316)
Payments on capital lease obligation	—	(1,456)
Proceeds from issuance of common stock	64,310	61,266
Excess tax benefits from share-based compensation	36,449	27,319
Cash dividends paid	(187,264)	(155,713)
Other	(3,250)	—

Net cash (used in) financing activities	(222,062)	(666,871)

Effect of exchange rate changes on cash	(41,251)	(6,549)

Net increase in cash and cash equivalents	46,841	113,290
Cash and cash equivalents at beginning of year	1,811,957	1,507,112

Cash and cash equivalents at end of period	$1,858,798	$1,620,402

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional	Accumulated Other
	Shares	Par Value $1	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balance, February 2, 2013	723,902	$723,902	$—	$(213,392)	$3,155,427	$3,665,937
Comprehensive income	—	—	—	(46,711)	932,449	885,738
Cash dividends declared on common stock	—	—	—	—	(208,387)	(208,387)
Recognition of share-based compensation	—	—	35,679	—	—	35,679
Issuance of common stock under stock incentive plan and related tax effect	4,341	4,341	94,405	—	—	98,746
Common stock repurchased	(13,007)	(13,007)	(130,084)	—	(484,483)	(627,574)

Balance, August 3, 2013	715,236	$715,236	$—	$(260,103)	$3,395,006	$3,850,139

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

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock option awards and the market price on the date of the award for performance-based restricted stock awards. Total share-based compensation expense was $19.2 million for the quarter ended August 3, 2013 and $15.6 million for the quarter ended July 28, 2012. Total share-based compensation expense was $35.7 million for the six months ended August 3, 2013 and $29.9 million for the six months ended July 28, 2012. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 1.9 million shares of common stock exercised during the quarter ended August 3, 2013 and options to purchase 4.1 million shares during the six months ended August 3, 2013, leaving options to purchase 32.1 million shares of common stock outstanding as of August 3, 2013.

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

As of August 3, 2013, TJX’s cash and cash equivalents held outside the U.S. were $844.6 million, of which $236.6 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories which results in a weighted average cost. TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $467.2 million at August 3, 2013, $418.3 million at February 2, 2013 and $382.0 million at July 28, 2012. Comparable amounts were reflected in accounts payable at those dates.

New Accounting Standards: There were no new accounting standards issued during the second quarter ended August 3, 2013 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.

Note B. Reserves related to Former Operations

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of former business operations that TJX has either closed or sold. The reserve activity is presented below:

	Twenty-Six Weeks Ended
	August 3,	July 28,
In thousands	2013	2012
Balance at beginning of year	$45,229	$45,381
Additions to the reserve charged to net income:
Interest accretion	720	356
Charges against the reserve:
Lease-related obligations	(7,814)	(6,929)
Termination benefits and all other	(504)	(1,153)

Balance at end of period	$37,631	$37,655

The lease-related obligations included in the reserve reflect TJX’s estimation of lease costs, net of estimated subtenant income, and the cost of probable claims against TJX for liability, as an original lessee or guarantor of the leases of A.J. Wright and other former TJX businesses, after mitigation of the number and cost of these lease obligations. The actual net cost of these lease-related obligations may differ from TJX’s estimate. TJX estimates that the majority of the former operations reserve will be paid in the next three years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

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

Note C. Capital Stock and Earnings Per Share

Capital Stock: During the quarter ended August 3, 2013, TJX repurchased and retired 6.4 million shares of its common stock at a cost of $325.0 million. For the six months ended August 3, 2013, TJX repurchased and retired 12.9 million shares of its common stock at a cost of $625.0 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its stock repurchase programs of $627.6 million for the six months ended August 3, 2013 and $597.0 million for the six months ended July 28, 2012. In February 2012, TJX’s Board of Directors approved a stock repurchase program that authorized the repurchase of up to $2 billion of TJX common stock from time to time. As of August 3, 2013, $299.7 million remained available for repurchase under this program. In the first quarter of fiscal 2014, TJX’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time, all of which remained available for repurchase at August 3, 2013.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
	August 3,	July 28,
In thousands, except per share data	2013	2012
Basic earnings per share
Net income	$479,559	$421,092
Weighted average common shares outstanding for basic EPS	715,706	736,830
Basic earnings per share	$0.67	$0.57
Diluted earnings per share
Net income	$479,559	$421,092
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	715,706	736,830
Assumed exercise/vesting of:
Stock options and awards	12,893	14,413

Weighted average common shares outstanding for diluted EPS	728,599	751,243

Diluted earnings per share	$0.66	$0.56

	Twenty-Six Weeks Ended
	August 3,	July 28,
In thousands, except per share data	2013	2012
Basic earnings per share
Net income	$932,449	$840,292
Weighted average common shares outstanding for basic EPS	717,754	739,531
Basic earnings per share	$1.30	$1.14
Diluted earnings per share
Net income	$932,449	$840,292
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	717,754	739,531
Assumed exercise/vesting of:
Stock options and awards	12,996	14,190

Weighted average common shares outstanding for diluted EPS	730,750	753,721

Diluted earnings per share	$1.28	$1.11

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were no such options excluded for the thirteen weeks or the twenty-six weeks ended August 3, 2013 and July 28, 2012.

Note D. Financial Instruments

As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. When and to the extent deemed appropriate, TJX seeks to minimize risk from changes in interest, foreign currency exchange rates and fuel costs through the use of derivative financial instruments. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. TJX does not hedge its net investments in foreign subsidiaries.

Diesel Fuel Contracts: During fiscal 2013 and the first half of fiscal 2014, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2014, based on the diesel fuel expected to be consumed by independent freight carriers transporting the Company’s inventory. The hedge agreements outstanding at August 3, 2013 relate to approximately 50% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2014 and approximately 10% of TJX’s estimated notional diesel requirements for the first quarter of fiscal 2015. These diesel fuel hedge agreements will settle throughout the second half of fiscal 2014 and the first quarter of fiscal 2015. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at August 3, 2013 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2014. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 3, 2013:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location		Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 3, 2013
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest
	zł	94,073	C$	29,598	0.3146	(Accrued Exp	)	$—	$(930)	$(930)
		£25,000	C$	38,946	1.5578	(Accrued Exp	)	—	(859)	(859)
		€44,281		£35,781	0.8080	(Accrued Exp	)	—	(4,191)	(4,191)
		€44,850	U.S.$	59,273	1.3216	Prepaid Exp / (Accrued Exp)		1,112	(1,424)	(312)
	U.S.$	87,117		£55,000	0.6313	(Accrued Exp	)	—	(3,095)	(3,095)
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 350K - 1.9M gal per month		Float on 350K - 1.9M gal per month	N/A	Prepaid Exp		1,443	—	1,443
Merchandise purchase commitments
	C$	351,970	U.S.$	340,731	0.9681	Prepaid Exp / (Accrued Exp)		3,459	(921)	2,538
	C$	7,234		€5,350	0.7396	Prepaid Exp		141	—	141
		£99,797	U.S.$	152,500	1.5281	Prepaid Exp / (Accrued Exp)		838	(920)	(82)
		£27,346	zł	135,214	4.9446	(Accrued Exp)		—	(432)	(432)
	U.S.$	19,497		€14,917	0.7651	Prepaid Exp / (Accrued Exp)		314	(6)	308

Total fair value of financial instruments								$7,307	$(12,778)	$(5,471)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 28, 2012:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at July 28, 2012
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest
		£40,000	C$	63,330	1.5833	(Accrued Exp)	$—	$(167)	$(167)
	zł	91,500	C$	27,247	0.2978	Prepaid Exp / (Accrued Exp)	344	(178)	166
		€25,000		£21,335	0.8534	Prepaid Exp	2,722	—	2,722
		€102,002	U.S.$	136,656	1.3397	Prepaid Exp	10,746	—	10,746
	U.S.$	85,389		£55,000	0.6441	Prepaid Exp	1,191	—	1,191
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 430K - 1.7M gal per month		Float on 430K - 1.7M gal per month	N/A	(Accrued Exp)	—	(4)	(4)
Merchandise purchase commitments
	C$	277,963	U.S.$	277,245	0.9974	Prepaid Exp / (Accrued Exp)	2,053	(1,559)	494
	C$	6,425		€5,050	0.7860	Prepaid Exp / (Accrued Exp)	3	(179)	(176)
		£81,860	U.S.$	129,500	1.5820	Prepaid Exp / (Accrued Exp)	1,129	(553)	576
		£31,094		€38,000	1.2221	Prepaid Exp / (Accrued Exp)	220	(2,367)	(2,147)
	U.S.$	15,197		€12,166	0.8006	Prepaid Exp / (Accrued Exp)	67	(264)	(197)

Total fair value of financial instruments							$18,475	$(5,271)	$13,204

The impact of derivative financial instruments on the statements of income during the second quarter of fiscal 2014 and the second quarter of fiscal 2013 is as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	August 3, 2013	July 28, 2012
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$(4,423)	$9,613
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	2,206	(3,218)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	11,796	8,917

Gain recognized in income		$9,579	$15,312

		Amount of Gain (Loss) Recognized in Income by Derivative
		Twenty-Six Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	August 3, 2013	July 28, 2012
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$1,863	$13,265
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(755)	(668)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	12,803	(1,486)

Gain recognized in income		$13,911	$11,111

Note E. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	August 3, 2013	February 2, 2013	July 28, 2012
Level 1
Assets:
Executive Savings Plan investments	$122,359	$101,903	$89,479
Level 2
Assets:
Short-term investments	$231,213	$235,853	$176,295
Foreign currency exchange contracts	5,864	5,980	18,475
Diesel fuel contracts	1,443	3,372	—
Liabilities:
Foreign currency exchange contracts	$12,778	$11,874	$5,267
Diesel fuel contracts	—	—	4

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of August 3, 2013 was $1.4 billion compared to a carrying value of $1.3 billion. The fair value of long-term debt as of February 2, 2013 was $911.0 million compared to a carrying value of $774.6 million. The fair value of long-term debt as of July 28, 2012 was $935.4 million compared to a carrying value of $774.5 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Note F. Segment Information

TJX operates four main business segments. The Marmaxx segment (T.J. Maxx and Marshalls) and the HomeGoods segment both operate stores in the United States, the TJX Canada segment operates stores in Canada (Winners, HomeSense and Marshalls), and the TJX Europe segment operates stores in Europe (T.K. Maxx and HomeSense). Late in fiscal 2013 TJX acquired Sierra Trading Post (STP), an off-price internet retailer. The results of STP have been included with the Marmaxx segment.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
	August 3,	July 28,
In thousands	2013	2012
Net sales:
In the United States:
Marmaxx	$4,295,346	$3,976,051
HomeGoods	690,123	597,714
TJX Canada	679,364	660,703
TJX Europe	777,591	711,091

	$6,442,424	$5,945,559

Segment profit:
In the United States:
Marmaxx	$647,978	$581,379
HomeGoods	81,170	60,531
TJX Canada	90,776	92,661
TJX Europe	40,529	24,724

	860,453	759,295
General corporate expense	79,088	67,323
Interest expense, net	8,919	9,182

Income before provision for income taxes	$772,446	$682,790

	Twenty-Six Weeks Ended
	August 3,	July 28,
In thousands	2013	2012
Net sales:
In the United States:
Marmaxx	$8,431,095	$7,865,109
HomeGoods	1,379,653	1,193,436
TJX Canada	1,324,860	1,300,912
TJX Europe	1,496,425	1,384,188

	$12,632,033	$11,743,645

Segment profit:
In the United States:
Marmaxx	$1,282,278	$1,186,007
HomeGoods	170,233	129,964
TJX Canada	165,082	163,726
TJX Europe	56,893	36,453

	1,674,486	1,516,150
General corporate expense	155,954	133,946
Interest expense, net	14,201	18,009

Income before provision for income taxes	$1,504,331	$1,364,195

Note G. Pension Plans and Other Retirement Benefits

Presented below is financial information related to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown.

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 3,	July 28,	August 3,	July 28,
In thousands	2013	2012	2013	2012
Service cost	$11,274	$9,825	$521	$339
Interest cost	11,325	10,263	593	570
Expected return on plan assets	(14,624)	(13,926)	—	—
Amortization of prior service cost	—	—	1	1
Recognized actuarial losses	6,919	7,097	560	475

Total expense	$14,894	$13,259	$1,675	$1,385

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
In thousands	2013	2012	2013	2012
Service cost	$22,548	$19,651	$1,042	$679
Interest cost	22,650	20,525	1,186	1,140
Expected return on plan assets	(29,247)	(27,853)	—	—
Amortization of prior service cost	—	—	2	2
Recognized actuarial losses	13,837	14,195	1,120	950

Total expense	$29,788	$26,518	$3,350	$2,771

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

Note H. Long-Term Debt and Credit Lines

On May 2, 2013 TJX issued $500 million of 2.50% ten-year notes, all of which was outstanding at August 3, 2013. The Company intends to use the proceeds from the notes offering for working capital and other general corporate purposes. TJX entered into rate-lock agreements to hedge $250 million of the 2.50% notes prior to their issuance. The costs of these agreements are being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.57%.

At August 3, 2013, TJX also had outstanding $375 million aggregate principal amount of 6.95% ten-year notes due April 2019 and $400 million aggregate principal amount of 4.20% six-year notes due August 2015. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 6.95% notes and $250 million of the 4.20% notes prior to the issuance of the notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 7.00% for the 6.95% notes and 4.19% for the 4.20% notes.

At August 3, 2013, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. As of August 3, 2013, February 2, 2013 and July 28, 2012 and during the quarters and year then ended, there were no amounts outstanding under these facilities. At August 3, 2013 the agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016. These rates are based on the credit ratings of TJX’s long-term debt and would vary with changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings.

As of August 3, 2013 and July 28, 2012, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of August 3, 2013 and July 28, 2012, and during the quarters then ended there were no amounts outstanding on the Canadian credit line for operating expenses. As of August 3, 2013 and July 28, 2012, TJX Europe had a credit line of £20 million. As of August 3, 2013 and July 28, 2012, and during the quarters then ended there were no amounts outstanding on the European credit line.

Note I. Income Taxes

TJX had net unrecognized tax benefits of $127.8 million as of August 3, 2013, $125.3 million as of February 2, 2013 and $119.5 million as of July 28, 2012. The effective income tax rate was 37.9% for the fiscal 2014 second quarter and 38.3% for last year’s second quarter. The effective income tax rate for the six months ended August 3, 2013 was 38.0% as compared to 38.4% for last year’s comparable period. The decrease in the effective income tax rate for both periods was primarily due to an increase in foreign earnings, which are taxed at lower rates, and the extension of legislation allowing for the U.S. Work Opportunity Tax Credit. The Work Opportunity Tax Credit had expired as of the beginning of last year and was not extended until the fourth quarter of fiscal 2013.

TJX is subject to U.S. federal income tax as well as income tax in multiple states, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2005 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $40.1 million as of August 3, 2013; $38.6 million as of February 2, 2013 and $35.1 million as of July 28, 2012.

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

The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 3, 2013

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

Results of Operations

We reported strong same store sales gains and strong earnings per share growth for the second quarter and first six months of fiscal 2014. These results were obtained over a very strong second quarter last year, which continues several quarters of strong year-over-year second quarter comparisons. We achieved these results in a generally challenging retail environment, focusing on execution and capitalizing on the flexibility of our business model. During the quarter, we also continued to invest in our systems, talent and e-commerce businesses and returned cash to our shareholders. Highlights of our financial performance for the second quarter and six months ended August 3, 2013 include the following:

•

Same store sales increased 4% in the second quarter of fiscal 2014 over an increase of 7% in the fiscal 2013 second quarter. Same store sales increased 3% in the six-month period ending August 3, 2013 over last year’s 8% increase in the six months ended July 28, 2012. The fiscal 2014 increases were driven by an increase in the value of the average ticket (average unit retail) along with an increase in customer traffic.

•

Net sales increased 8% to $6.4 billion for the fiscal 2014 second quarter and increased 8% to $12.6 billion for the six-month period over last year’s comparable periods. At August 3, 2013, stores in operation increased 5% and selling square footage was up 4% compared to the same period in fiscal 2013. We performed well in both apparel and home fashion categories.

•

Diluted earnings per share for the second quarter of fiscal 2014 were $0.66, up 18% compared to $0.56 in fiscal 2013. Diluted earnings per share for the six-month period ended August 3, 2013 were $1.28, up 15% compared to $1.11 in the same period in fiscal 2013.

•

Our pre-tax margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2014 was 12.0%, a 0.5 percentage point increase from 11.5% for the same period last year. For the six months ended August 3, 2013, our pre-tax margin was 11.9%, a 0.3 percentage point increase from 11.6% for the same period last year.

•

Our cost of sales ratio for the second quarter of fiscal 2014 was 71.2%, a 0.7 percentage point improvement over the second quarter last year. Our cost of sales ratio for the six-month period ended August 3, 2013 was 71.4%, a 0.5 percentage point improvement over the same period last year. The improvements over last year were primarily due to increased merchandise margins and buying and occupancy expense leverage on same store sales growth.

•

Our selling, general and administrative expense ratio for the second quarter of fiscal 2014 increased 0.2 percentage points to 16.7%. For the six months ended August 3, 2013, the selling, general and administrative expense ratio increased 0.2 percentage points to 16.6%. The increases over last year were primarily driven by increased marketing spend and the impact of our e-commerce businesses.

•

Our consolidated average per store inventories, including inventory on hand at our distribution centers, but excluding our e-commerce businesses, were down 5% at the end of the second quarter of fiscal 2014 as compared to the prior year.

•

During the second quarter of fiscal 2014, we repurchased 6.4 million shares of our common stock at a cost of $325 million. For the six months ended August 3, 2013 we repurchased 12.9 million shares of our common stock at a cost of $625 million. Earnings per share reflect the benefit of our stock repurchase programs. We expect to repurchase a total of approximately $1.3 to $1.4 billion of our common stock under these programs in fiscal 2014.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the second quarter ended August 3, 2013 totaled $6.4 billion, an 8% increase over consolidated net sales of $5.9 billion in the fiscal 2013 second quarter. The increase reflected a 5% increase in new store sales and a 4% increase in same store sales, offset by a 1% decrease from the negative impact of foreign currency exchange rates. This increase compares to sales growth of 9% in last year’s second quarter, which reflected a 7% increase in same store sales and a 3% increase in new store sales, offset by a 1% decrease from the negative impact of foreign currency exchange rates.

Consolidated net sales for the six months ended August 3, 2013 totaled $12.6 billion, an 8% increase over $11.7 billion in last year’s comparable period. The increase reflected a 5% increase in new store sales and a 3% increase in same store sales. Foreign currency exchange had a neutral impact on the fiscal 2014 sales. This compares to sales growth of 10% in the six-month period of fiscal 2013, which reflected an 8% increase in same store sales and a 3% increase in new store sales, offset by a 1% decrease from the negative impact of foreign currency exchange rates.

As of August 3, 2013, our consolidated store count increased 5% and selling square footage increased 4% as compared to the end of the second quarter last year.

The same store sales increases for both the second quarter and six months ended August 3, 2013 were driven by an increase in the value of the average ticket along with an increase in customer traffic. In the U.S., same store sales in most regions were near the consolidated average, with Florida and the West Coast particularly strong. In Europe, same store sales were above the consolidated average and in Canada same store sales were below the consolidated average.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance. We define customer traffic to be the number of transactions in stores included in the same store sales calculation and use average ticket to mean the average retail price of the units sold.

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended August 3, 2013	Percentage of Net Sales Thirteen Weeks Ended July 28, 2012
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.2	71.9
Selling, general and administrative expenses	16.7	16.5
Interest expense, net	0.1	0.2

Income before provision for income taxes*	12.0%	11.5%

	Percentage of Net Sales Twenty-Six Weeks Ended August 3, 2013	Percentage of Net Sales Twenty-Six Weeks Ended July 28, 2012
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.4	71.9
Selling, general and administrative expenses	16.6	16.4
Interest expense, net	0.1	0.2

Income before provision for income taxes*	11.9%	11.6%

*	Figures may not foot due to rounding

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

•

Inventory hedges: We routinely enter into inventory-related hedging instruments to mitigate the income statement impact of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Europe and TJX Canada. As we have not elected “hedge accounting” for these instruments as defined by U.S. generally accepted accounting principles (GAAP), we record a mark-to-market gain or loss on the derivative instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these derivatives does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales improved 0.7 percentage points to 71.2% for the second quarter of fiscal 2014 as compared to the same period last year. Cost of sales, including buying and occupancy costs, as a percentage of net sales improved 0.5 percentage points to 71.4% for the six months ended August 3, 2013 as compared to the same period last year. The improvements in this ratio for both fiscal 2014 periods were primarily driven by increased merchandise margins and buying and occupancy expense leverage on same store sales growth. We believe our strong merchandise margins continued in part due to our lean, fast-turning inventory and flow of fresh merchandise.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 16.7% in the second quarter of fiscal 2014, a 0.2 percentage point increase over last year’s ratio. Selling, general and administrative expenses, as a percentage of net sales, increased 0.2 percentage points to 16.6% for the six months ended August 3, 2013 as compared to the same period last year. The increase in our selling, general and administrative expense ratio for both periods was primarily due to increased investments in marketing and the impact of our e-commerce businesses. Additionally, in the second quarter of fiscal 2014 this expense ratio also reflects our contribution to The TJX Foundation.

Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
Dollars in thousands	2013	2012	2013	2012
Interest expense	$15,111	$13,062	$26,905	$25,397
Capitalized interest	(3,272)	(988)	(6,717)	(1,731)
Interest (income)	(2,920)	(2,892)	(5,987)	(5,657)

Interest expense, net	$8,919	$9,182	$14,201	$18,009

Interest expense for both the second quarter and first six months reflects the interest cost on the $500 million of 2.5% ten year notes. The reduction in net interest expense for the six months ended August 3, 2013 was primarily due to capitalized interest costs on major capital projects not yet placed in service.

Income taxes: The effective income tax rate was 37.9% for the second quarter this year, compared to 38.3% for last year’s second quarter. The effective income tax rate for the six months ended August 3, 2013 was 38.0% as compared to 38.4% for last year’s comparable period. The decrease in the effective income tax rate for both periods was primarily due to an increase in foreign earnings, which are taxed at lower rates, and the extension of legislation allowing for the U.S. Work Opportunity Tax Credit. The Work Opportunity Tax Credit had expired as of the beginning of last year and was not extended until the fourth quarter of fiscal 2013.

Net income and net income per share: Net income for the second quarter of fiscal 2014 was $479.6 million, or $0.66 per diluted share, versus $421.1 million, or $0.56 per diluted share, in last year’s second quarter. Foreign currency had a neutral impact on earnings per share in the second quarter of fiscal 2014 as well as in the second quarter of fiscal 2013. Net income for the six months ended August 3, 2013 was $932.4 million, or $1.28 per diluted share, versus $840.3 million, or $1.11 per diluted share, in the same period last year. The impact of foreign currency exchange rates reduced diluted earnings per share by $0.01 per diluted share in fiscal 2014, compared to a neutral impact in the same period last year.

Our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. During the second quarter of fiscal 2014, we repurchased 6.4 million shares of our common stock at a cost of $325 million. For the first six months of fiscal 2014, we repurchased 12.9 million shares of our common stock at a cost of $625 million.

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

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
Dollars in millions	2013	2012	2013	2012
Net sales	$4,295.3	$3,976.1	$8,431.1	$7,865.1
Segment profit	$648.0	$581.4	$1,282.3	$1,186.0
Segment profit as a percentage of net sales	15.1%	14.6%	15.2%	15.1%
Percent increase in same store sales	4%	7%	2%	7%
Stores in operation at end of period
T.J. Maxx			1,052	1,005
Marshalls			914	891
Sierra Trading Post			4	—

Total			1,970	1,896

Selling square footage at end of period (in thousands)
T.J. Maxx			24,187	23,311
Marshalls			22,561	22,091
Sierra Trading Post			83	—

Total			46,831	45,402

Net sales for Marmaxx increased 8% for the second quarter of fiscal 2014 and increased 7% for the six-month period as compared to the same periods last year. Same store sales for Marmaxx were up 4% in the second quarter of fiscal 2014 and up 2% for the first six months of fiscal 2014, on top of a 7% increase for both comparable periods last year.

Same store sales growth at Marmaxx for both the second quarter and six-months ended August 3, 2013 were driven by increases in the value of the average ticket. Geographically, same store sales were generally strong across the U.S., with Florida and the West Coast outperforming the chain average. Our apparel and home fashion categories both performed well.

Segment profit margin increased to 15.1% for the second quarter of fiscal 2014 compared to 14.6% for the same period last year. This improvement reflects an increase in merchandise margin of 0.5 percentage points as well as expense leverage on the strong same store sales growth, particularly in occupancy costs, partially offset by the impact of our e-commerce businesses. Segment margin increased to 15.2% for the six months ended August 3, 2013 compared to 15.1% for the same period last year. The six-month segment margin improvement was due to increased merchandise margins of 0.4 percentage points, partially offset by the impact of our e-commerce businesses.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
Dollars in millions	2013	2012	2013	2012
Net sales	$690.1	$597.7	$1,379.7	$1,193.4
Segment profit	$81.2	$60.5	$170.2	$130.0
Segment profit as a percentage of net sales	11.8%	10.1%	12.3%	10.9%
Percent increase in same store sales	8%	9%	7%	9%
Stores in operation at end of period			430	393
Selling square footage at end of period (in thousands)			8,492	7,774

HomeGoods net sales increased 15% in the second quarter of fiscal 2014 compared to the same period last year, and 16% for the six months of fiscal 2014 over the same period last year. Same store sales increased 8% for the second quarter and increased 7% for the six months ended August 3, 2013, driven by increases in customer traffic and average ticket, and on top of same store sales increases of 9% in both comparable periods last year.

Segment profit margin increased to 11.8% for the second quarter of fiscal 2014 compared to 10.1% for the same period last year. Segment profit margin for the six months ended August 3, 2013 increased 1.4 percentage points to 12.3%, compared to 10.9% for the same period last year. The growth in segment margin for both the quarter and year-to-date periods was driven by expense leverage on strong same store sales, particularly occupancy and buying costs, along with a slight increase in merchandise margin.

International Segments:

TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
U.S. Dollars in millions	2013	2012	2013	2012
Net sales	$679.4	$660.7	$1,324.9	$1,300.9
Segment profit	$90.8	$92.7	$165.1	$163.7
Segment profit as a percentage of net sales	13.4%	14.0%	12.5%	12.6%
Percent increase in same store sales	2%	5%	0%	6%
Stores in operation at end of period
Winners			226	220
HomeSense			89	87
Marshalls			22	12

Total			337	319

Selling square footage at end of period (in thousands)
Winners			5,179	5,076
HomeSense			1,710	1,682
Marshalls			551	312

Total			7,440	7,070

Net sales for TJX Canada increased 3% for the second quarter and increased 2% for the six-month period ended August 3, 2013 compared to the respective periods last year. Currency exchange translation negatively impacted second quarter sales growth by approximately 1 percentage point and negatively impacted six-month sales growth by approximately 2 percentage points, as compared to the respective periods last year. Same store sales increased 2% for the second quarter of fiscal 2014 and were flat for the six months ended August 3, 2013.

Segment profit margin decreased to 13.4% for the second quarter ended August 3, 2013 compared to 14.0% last year and for the six months ended August 3, 2013 segment profit margin decreased slightly to 12.5% compared to 12.6% in the same period last year. The decrease in segment profit margin for the second quarter was driven by a reduction in merchandise margin as the change in the U.S. currency exchange rate during the second quarter increased our cost of merchandise and put pressure on our mark-on. In addition, the decline in segment margin in both periods reflects expense deleverage on the low single-digit same store sales increase, particularly in investments in talent as TJX Canada grows the Marshalls chain. The mark-to-market adjustment on inventory hedges had a favorable impact on year-over-year comparison of segment margin of 0.2 percentage points in both the second quarter and first six months of fiscal 2014.

TJX Europe

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
U.S. Dollars in millions	2013	2012	2013	2012
Net sales	$777.6	$711.1	$1,496.4	$1,384.2
Segment profit	$40.5	$24.7	$56.9	$36.5
Segment profit as a percentage of net sales	5.2%	3.5%	3.8%	2.6%
Percent increase in same store sales	6%	10%	5%	11%
Stores in operation at end of period
T.K. Maxx			355	338
HomeSense			27	24

Total			382	362

Selling square footage at end of period (in thousands)
T.K. Maxx			8,090	7,741
HomeSense			447	402

Total			8,537	8,143

Net sales for TJX Europe increased 9% for the second quarter of fiscal 2014 and 8% for the six months ended August 3, 2013, compared to the same periods last year. Currency exchange translation negatively impacted second quarter sales growth by approximately 1 percentage point and negatively impacted six-month sales growth by approximately 2 percentage points. Same store sales increased 6% in the second quarter of fiscal 2014 and increased 5% for the six months ended August 3, 2013 compared to increases of 10% and 11% in the same periods last year. The same store sales growth in both periods was driven by increases in customer traffic.

Segment profit for the second quarter of fiscal 2014 was $40.5 million compared to $24.7 million last year, and segment margin increased 1.7 percentage points to 5.2%. For the six months ended August 3, 2013, segment profit was $56.9 million, compared to $36.5 million last year and segment margin increased 1.2 percentage points to 3.8%. Segment margin for the second quarter and six months ended August 3, 2013 increased as compared to last year’s comparable period primarily due to strong growth in merchandise margin as well as expense leverage on the strong same store sales growth, primarily occupancy costs and store payroll costs. The mark-to-market adjustment on inventory hedges had a negative impact of 0.2 percentage points on the year-over-year comparison of segment margin for the second quarter and a negative impact of 0.1 percentage point for the first six months.

General corporate expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
Dollars in millions	2013	2012	2013	2012
General corporate expense	$79.1	$67.3	$156.0	$133.9

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. The increase in general corporate expense for this year’s second quarter as compared to last year reflects a contribution to the TJX Foundation and an increase in share-based compensation costs. On a year-to-date basis, the increase in general corporate expense over the prior year’s comparable period was primarily due to increases in systems and technology costs and share-based compensation costs. The company anticipates that general corporate expenses for the second half of fiscal 2014 will be less than the prior year, offsetting these increases.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $811 million for the six months ended August 3, 2013, a decrease of $497 million from the $1,308 million provided in the six months ended July 28, 2012. Net income plus the non-cash impact of depreciation provided cash of $1,198 million in the first six months of fiscal 2014 compared to $1,087 million in the same period last year, an increase of $111 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $174 million in the first six months of fiscal 2014 compared to a source of cash of $159 million in fiscal 2013, a decrease of $333 million. This decrease in operating cash flows year over year was driven by the timing of our inventory purchases and a higher inventory level at the beginning of the fiscal 2013 as compared to inventory levels at the beginning of fiscal 2014.

Additionally, the change in prepaid expenses and other current assets negatively impacted the year-over-year comparison of cash from operations by $65 million and the change in accrued expenses and taxes payable negatively impacted the year-over-year comparison of cash from operations by $216 million. The cash impact of the change in prepaid expenses and other current assets was driven by the timing of payment of monthly store rent. The cash impact of the change in accrued expenses and taxes payable was primarily due to the timing of tax payments as well as the payment of the fiscal 2013 incentive cash compensation accruals during the fiscal 2014 second quarter.

Investing activities in the first six months of fiscal 2014 primarily reflected property additions for new stores, store improvements and renovations and investment in our home office and our distribution network. Cash outflows for property additions amounted to $497 million in the six months ended August 3, 2013, compared to $439 million in the same period last year. We anticipate that capital spending for fiscal 2014 will be approximately $925 million to $950 million. We also purchased short-term investments that had initial maturities in excess of 90 days, which, per our policy, are not classified as cash on the balance sheets presented. In the first six months of fiscal 2014, we purchased $196 million in these short-term investments, compared to $137 million in the same period in fiscal 2013. $189 million of these short-term investments were sold or matured during the six months of fiscal 2014, compared to $54 million in the same period of fiscal 2013.

Cash flows from financing activities resulted in a net cash outflow of $222 million in the first six months of fiscal 2014, compared to a net cash outflow of $667 million in the same period last year. In fiscal 2014 we issued $500 million of 2.5% ten-year notes generating proceeds, net of debt issuance expenses and fees, of $495 million. The net proceeds will be used for working capital and general corporate purposes. See Note H to the consolidated financial statements for more information. Under our stock repurchase program, we spent $625 million to repurchase 12.9 million shares of our stock in the first six months of fiscal 2014 compared to $550 million to repurchase 13.6 million shares in the same period last year. See Note C to our unaudited consolidated financial statements for more information. In February 2013, our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $1.5 billion of TJX stock. We currently plan to repurchase approximately $1.3 billion to $1.4 billion of stock under our stock repurchase programs in fiscal 2014. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $64 million of proceeds from the exercise of stock options in the first six months of fiscal 2014, versus $61 million in proceeds in the same period last year. Dividends paid on common stock in the first six months of fiscal 2014 were $187 million, versus $156 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of August 3, 2013 approximately 45% of our cash remains outside the United States with $237 million held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note H to the consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Recently Issued Accounting Pronouncements

As discussed in Note A to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, there were no recently issued accounting standards that we expect to have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 3, 2013 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended August 3, 2013 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 2, 2013, as filed with the Securities Exchange Commission on April 2, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2014 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1) (a)	Average Price Paid Per Share (2) (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(3) (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)
May 5, 2013 through June 1, 2013	1,775,913	$50.68	1,775,913	$2,034,719,022
June 2, 2013 through July 6, 2013	2,911,125	$49.91	2,904,605	$1,889,719,731
July 7, 2013 through August 3, 2013	1,726,896	$52.12	1,726,896	$1,799,719,769

Total:	6,413,934		6,407,414

(1)	Consists of shares repurchased under publicly announced stock repurchase programs and 6,520 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)

All of the shares repurchased during the second quarter of fiscal 2014 were repurchased under the $2 billion program authorized in February 2012. As of August 3, 2013, approximately $300 million remained available for purchase under that program. Additionally, in February 2013, we announced our 14th stock repurchase program for an additional $1.5 billion.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)

Date: August 30, 2013	By	/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.