Form 10-Q
period 2013-11-02
TJX COMPANIES INC /DE/
filed 2013-12-03
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2013

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

The number of shares of registrant’s common stock outstanding as of November 2, 2013: 711,198,843

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	November 2, 2013	October 27, 2012

Net sales	$6,981,876	$6,410,913

Cost of sales, including buying and occupancy costs	4,934,465	4,566,073
Selling, general and administrative expenses	1,158,668	1,090,282
Interest expense, net	9,371	6,089

Income before provision for income taxes	879,372	748,469
Provision for income taxes	256,717	286,918

Net income	$622,655	$461,551

Basic earnings per share:
Net income	$0.88	$0.63
Weighted average common shares – basic	711,595	731,575

Diluted earnings per share:
Net income	$0.86	$0.62
Weighted average common shares – diluted	724,108	745,741

Cash dividends declared per share	$0.145	$0.115

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012

Net sales	$19,613,909	$18,154,558

Cost of sales, including buying and occupancy costs	13,954,737	13,006,874
Selling, general and administrative expenses	3,251,897	3,010,922
Interest expense, net	23,572	24,098

Income before provision for income taxes	2,383,703	2,112,664
Provision for income taxes	828,599	810,821

Net income	$1,555,104	$1,301,843

Basic earnings per share:
Net income	$2.17	$1.77
Weighted average common shares – basic	715,657	736,846

Diluted earnings per share:
Net income	$2.14	$1.73
Weighted average common shares – diluted	728,283	751,034

Cash dividends declared per share	$0.435	$0.345

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	November 2, 2013	October 27, 2012

Net income	$622,655	$461,551
Other comprehensive income (loss), net of related tax provision of $1,890 in fiscal 2014 and tax benefits of $7,942 in fiscal 2013:
Foreign currency translation adjustments	27,005	31,096
Amortization of actuarial losses	4,331	2,971

Total comprehensive income	$653,991	$495,618

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012

Net income	$1,555,104	$1,301,843
Other comprehensive income (loss), net of related tax benefits of $6,948 in fiscal 2014 and tax provision of $7,836 in fiscal 2013:
Foreign currency translation adjustments	(27,627)	16,640
Amortization of actuarial losses	12,252	11,021

Total comprehensive income	$1,539,729	$1,329,504

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	November 2, 2013	February 2, 2013	October 27, 2012

ASSETS
Current assets:
Cash and cash equivalents	$2,010,752	$1,811,957	$1,641,915
Short-term investments	251,276	235,853	200,986
Accounts receivable, net	250,886	222,788	238,251
Merchandise inventories	3,663,171	3,014,214	3,297,119
Prepaid expenses and other current assets	345,044	330,512	231,756
Current deferred income taxes, net	102,446	96,219	84,638

Total current assets	6,623,575	5,711,543	5,694,665

Property at cost:
Land and buildings	694,348	607,759	529,859
Leasehold costs and improvements	2,676,279	2,514,998	2,482,837
Furniture, fixtures and equipment	4,156,963	3,771,999	3,718,976

Total property at cost	7,527,590	6,894,756	6,731,672
Less accumulated depreciation and amortization	3,987,058	3,671,514	3,676,003

Net property at cost	3,540,532	3,223,242	3,055,669

Other assets	191,667	260,801	241,809
Goodwill and tradename, net of amortization	313,465	316,269	179,946

TOTAL ASSETS	$10,669,239	$9,511,855	$9,172,089

LIABILITIES
Current liabilities:
Accounts payable	$2,346,366	$1,930,568	$2,059,200
Accrued expenses and other current liabilities	1,668,406	1,666,216	1,513,038
Federal, foreign and state income taxes payable	28,969	163,812	26,753

Total current liabilities	4,043,741	3,760,596	3,598,991

Other long-term liabilities	831,228	961,284	920,859
Non-current deferred income taxes, net	396,313	349,486	411,314
Long-term debt, exclusive of current installments	1,274,186	774,552	774,533

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 711,198,843; 723,902,001 and 729,252,705, respectively	711,198	723,902	729,253
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(228,767)	(213,392)	(164,914)
Retained earnings	3,641,340	3,155,427	2,902,053

Total shareholders’ equity	4,123,771	3,665,937	3,466,392

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,669,239	$9,511,855	$9,172,089

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012

Cash flows from operating activities:
Net income	$1,555,104	$1,301,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407,282	372,367
Loss on property disposals and impairments	6,667	4,298
Deferred income tax provision	47,073	62,102
Share-based compensation	56,638	49,600
Excess tax benefits from share-based compensation	(61,074)	(43,901)
Changes in assets and liabilities:
(Increase) in accounts receivable	(28,288)	(33,367)
(Increase) in merchandise inventories	(654,795)	(336,998)
(Increase) decrease in prepaid expenses and other current assets	(18,467)	47,333
Increase in accounts payable	417,681	407,015
(Decrease) increase in accrued expenses and other liabilities	(6,486)	253,921
Other	(87,963)	(4,250)

Net cash provided by operating activities	1,633,372	2,079,963

Cash flows from investing activities:
Property additions	(759,283)	(775,597)
Purchase of short-term investments	(307,078)	(262,523)
Sales and maturities of short-term investments	278,911	155,480
Proceeds from repayments on note receivable	—	7,035
Other	2,653	27,455

Net cash (used in) investing activities	(784,797)	(848,150)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	499,555	—
Cash payments for repurchase of common stock	(998,119)	(1,004,432)
Cash payments for debt issuance expenses	(4,297)	(1,316)
Payments on capital lease obligation	—	(1,456)
Proceeds from issuance of common stock	117,686	100,944
Excess tax benefits from share-based compensation	61,074	43,901
Cash dividends paid	(290,968)	(240,316)
Other	(3,251)	—

Net cash (used in) financing activities	(618,320)	(1,102,675)

Effect of exchange rate changes on cash	(31,460)	5,665

Net increase in cash and cash equivalents	198,795	134,803
Cash and cash equivalents at beginning of year	1,811,957	1,507,112

Cash and cash equivalents at end of period	$2,010,752	$1,641,915

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional	Accumulated Other
	Shares	Par Value $1	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total

Balance, February 2, 2013	723,902	$723,902	$—	$(213,392)	$3,155,427	$3,665,937
Comprehensive income	—	—	—	(15,375)	1,555,104	1,539,729
Cash dividends declared on common stock	—	—	—	—	(310,982)	(310,982)
Recognition of share-based compensation	—	—	56,638	—	—	56,638
Issuance of common stock under stock incentive plan and related tax effect	7,043	7,043	163,525	—	—	170,568
Common stock repurchased	(19,747)	(19,747)	(220,163)	—	(758,209)	(998,119)

Balance, November 2, 2013	711,198	$711,198	$—	$(228,767)	$3,641,340	$4,123,771

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

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock option awards and the market price on the date of the award for performance-based restricted stock awards. Total share-based compensation expense was $20.9 million for the quarter ended November 2, 2013 and $19.7 million for the quarter ended October 27, 2012. Total share-based compensation expense was $56.6 million for the nine months ended November 2, 2013 and $49.6 million for the nine months ended October 27, 2012. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 2.8 million shares of common stock exercised during the quarter ended November 2, 2013 and options to purchase 6.9 million shares of common stock exercised during the nine months ended November 2, 2013. There were options to purchase 34.1 million shares of common stock outstanding as of November 2, 2013.

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

As of November 2, 2013, TJX’s cash and cash equivalents held outside the U.S. were $1,031.5 million, of which $351.2 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories which results in a weighted average cost. TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $622.5 million at November 2, 2013, $418.3 million at February 2, 2013 and $394.1 million at October 27, 2012. Comparable amounts were reflected in accounts payable at those dates.

New Accounting Standards: There were no new accounting standards issued during the third quarter ended November 2, 2013 that are expected to have a material impact on TJX’s financial condition, results of operations or cash flows.

Note B. Reserves related to Former Operations

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of former business operations that TJX has either closed or sold. The reserve activity is presented below:

	Thirty-Nine Weeks Ended
In thousands	November 2, 2013	October 27, 2012

Balance at beginning of year	$45,229	$45,381
Additions to the reserve charged to net income:
A.J. Wright closing costs	—	16,000
Interest accretion	1,080	536
Charges against the reserve:
Lease-related obligations	(9,591)	(10,008)
Termination benefits and all other	(516)	(1,124)

Balance at end of period	$36,202	$50,785

During the third quarter of fiscal 2013 TJX increased this reserve by $16 million to reflect a change in the Company’s estimate of lease-related obligations. The lease-related obligations included in the reserve reflect TJX’s estimation of lease costs, net of estimated subtenant income, and the cost of probable claims against TJX for liability, as an original lessee or guarantor of the leases of A.J. Wright and other former TJX businesses, after mitigation of the number and cost of these lease obligations. The actual net cost of these lease-related obligations may differ from TJX’s estimate. TJX estimates that the majority of the former operations reserve will be paid in the next three years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

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

Note C. Capital Stock and Earnings Per Share

Capital Stock: During the quarter ended November 2, 2013, TJX repurchased and retired 6.8 million shares of its common stock at a cost of $375.0 million. For the nine months ended November 2, 2013, TJX repurchased and retired 19.7 million shares of its common stock at a cost of $1,000.0 million. TJX reflects stock repurchases in its financial statements on a “settlement” basis. TJX had cash expenditures under its stock repurchase programs of $998.1 million for the nine months ended November 2, 2013 and $1,004.4 million for the nine months ended October 27, 2012.

In October 2013, TJX completed the $2 billion stock repurchase program authorized in February 2012 under which TJX purchased 43.1 million shares of common stock.

In February 2013, the Company’s Board of Directors approved a stock repurchase program that authorized the repurchase of up to $1.5 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through November 2, 2013, TJX repurchased 1.3 million shares of common stock at a cost of $75.3 million and $1,424.7 million remained available under this plan.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	November 2, 2013	October 27, 2012

Basic earnings per share
Net income	$622,655	$461,551
Weighted average common shares outstanding for basic EPS	711,595	731,575

Basic earnings per share	$0.88	$0.63

Diluted earnings per share
Net income	$622,655	$461,551

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	711,595	731,575
Assumed exercise/vesting of:
Stock options and awards	12,513	14,166

Weighted average common shares outstanding for diluted EPS	724,108	745,741

Diluted earnings per share	$0.86	$0.62

	Thirty-Nine Weeks Ended
In thousands, except per share data	November 2, 2013	October 27, 2012

Basic earnings per share
Net income	$1,555,104	$1,301,843
Weighted average common shares outstanding for basic EPS	715,657	736,846

Basic earnings per share	$2.17	$1.77

Diluted earnings per share
Net income	$1,555,104	$1,301,843

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	715,657	736,846
Assumed exercise/vesting of:
Stock options and awards	12,626	14,188

Weighted average common shares outstanding for diluted EPS	728,283	751,034

Diluted earnings per share	$2.14	$1.73

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 4.7 million options excluded for each of the thirteen weeks and the thirty-nine weeks ended November 2, 2013. There were 4.9 million options excluded for each of the thirteen weeks and the thirty-nine weeks ended October 27, 2012.

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

Diesel Fuel Contracts: During fiscal 2013 and the first nine months of fiscal 2014, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2014 and fiscal 2015, based on the diesel fuel expected to be consumed by independent freight carriers transporting the Company’s inventory. The hedge agreements outstanding at November 2, 2013 relate to approximately 49% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2014 and approximately 24% of TJX’s estimated notional diesel requirements for the first nine months of fiscal 2015. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2014 and the first nine months of fiscal 2015. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at November 2, 2013 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2014 and during the first nine months of fiscal 2015. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at November 2, 2013:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at November 2, 2013

Fair value hedges:

Intercompany balances, primarily short-term debt and related interest
		£25,000	C$	38,946	1.5578	(Accrued Exp)	$—	$(2,486)	$(2,486)

	zł	84,073	C$	26,440	0.3145	(Accrued Exp)	—	(1,628)	(1,628)

		€44,281		£35,781	0.8080	(Accrued Exp)	—	(2,778)	(2,778)

		€44,850	U.S.$	59,273	1.3216	Prepaid Exp / (Accrued Exp)	2,048	(3,274)	(1,226)

	U.S.$	87,117		£55,000	0.6313	Prepaid Exp	413	—	413

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 175K - 1.9M gal per month		Float on 175K - 1.9M gal per month	N/A	(Accrued Exp)	—	(733)	(733)
Merchandise purchase commitments
	C$	342,060	U.S.$	328,680	0.9609	Prepaid Exp / (Accrued Exp)	2,277	(1,382)	895

	C$	12,867		€9,250	0.7189	Prepaid Exp / (Accrued Exp)	171	(35)	136

		£185,934	U.S.$	295,200	1.5877	Prepaid Exp, / (Accrued Exp)	2,032	(2,675)	(643)

	zł	126,753		£25,321	0.1998	Prepaid Exp / (Accrued Exp)	54	(363)	(309)

	U.S.$	16,843		€12,647	0.7509	Prepaid Exp / (Accrued Exp)	276	(63)	213

Total fair value of financial instruments							$7,271	$(15,417)	$(8,146)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 27, 2012:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 27, 2012

Fair value hedges:

Intercompany balances, primarily short-term debt and related interest
		£40,000	C$	63,330	1.5833	(Accrued Exp)	$—	$(1,082)	$(1,082)

	zł	141,500	C$	42,120	0.2977	Prepaid Exp / (Accrued Exp)	72	(1,844)	(1,772)

		€44,281		£36,742	0.8297	Prepaid Exp / (Accrued Exp)	1,975	(163)	1,812

		€90,292	U.S.$	122,237	1.3538	Prepaid Exp	5,369	—	5,369

	U.S.$	85,389		£55,000	0.6441	Prepaid Exp	3,150	—	3,150

	zł	16,324		£3,131	0.1918	(Accrued Exp)	—	(61)	(61)

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 300K - 1.7M gal per month		Float on 300K - 1.7M gal per month	N/A	Prepaid Exp	1,832	—	1,832
Merchandise purchase commitments
	C$	346,351	U.S.$	348,853	1.0072	Prepaid Exp / (Accrued Exp)	2,888	(801)	2,087

	C$	6,130		€4,900	0.7993	Prepaid Exp	200	—	200

		£93,494	U.S.$	149,400	1.5980	Prepaid Exp / (Accrued Exp)	300	(1,462)	(1,162)

		£8,126		€10,000	1.2306	Prepaid Exp / (Accrued Exp)	53	(212)	(159)

	U.S.$	8,232		€6,543	0.7948	Prepaid Exp / (Accrued Exp)	240	(6)	234

Total fair value of financial instruments							$16,079	$(5,631)	$10,448

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	November 2, 2013	October 27, 2012
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$1,504	$(7,227)

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(2,012)	2,900

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(2,687)	(2,694)

Loss recognized in income		$(3,195)	$(7,021)

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirty-Nine Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	November 2, 2013	October 27, 2012
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$3,367	$6,038

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(2,767)	2,232

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	10,116	(4,180)

Gain recognized in income		$10,716	$4,090

Note E. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	November 2, 2013	February 2, 2013	October 27, 2012
Level 1
Assets:
Executive Savings Plan investments	$129,676	$101,903	$94,037

Level 2
Assets:
Short-term investments	$251,276	$235,853	$200,986
Foreign currency exchange contracts	7,271	5,980	14,247
Diesel fuel contracts	—	3,372	1,832

Liabilities:
Foreign currency exchange contracts	$14,684	$11,874	$5,631
Diesel fuel contracts	733	—	—

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of November 2, 2013 was $1,348.2 million compared to a carrying value of $1,274.2 million. The fair value of long-term debt as of February 2, 2013 was $911.0 million compared to a carrying value of $774.6 million. The fair value of long-term debt as of October 27, 2012 was $936.2 million compared to a carrying value of $774.5 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Note F. Segment Information

TJX operates four main business segments. The Marmaxx segment (T.J. Maxx , Marshalls and www.tjmaxx.com ) and the HomeGoods segment both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX Europe segment operates T.K. Maxx, HomeSense and www.tkmaxx.com in Europe. Late in fiscal 2013 TJX acquired Sierra Trading Post (STP), an off-price internet retailer. The results of STP have been included with the Marmaxx segment.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
	November 2,	October 27,
In thousands	2013	2012

Net sales:
In the United States:
Marmaxx	$4,484,174	$4,161,409
HomeGoods	739,537	637,514
TJX Canada	785,883	768,967
TJX Europe	972,282	843,023

	$6,981,876	$6,410,913

Segment profit:
In the United States:
Marmaxx	$658,369	$576,505
HomeGoods	96,937	76,790
TJX Canada	128,692	127,212
TJX Europe	101,043	76,840

	985,041	857,347

General corporate expense	96,298	102,789
Interest expense, net	9,371	6,089

Income before provision for income taxes	$879,372	$748,469

	Thirty-Nine Weeks Ended
	November 2,	October 27,
In thousands	2013	2012

Net sales:
In the United States:
Marmaxx	$12,915,269	$12,026,518
HomeGoods	2,119,190	1,830,950
TJX Canada	2,110,743	2,069,879
TJX Europe	2,468,707	2,227,211

	$19,613,909	$18,154,558

Segment profit:
In the United States:
Marmaxx	$1,940,647	$1,762,512
HomeGoods	267,170	206,754
TJX Canada	293,774	290,938
TJX Europe	157,936	113,293

	2,659,527	2,373,497

General corporate expense	252,252	236,735
Interest expense, net	23,572	24,098

Income before provision for income taxes	$2,383,703	$2,112,664

Note G. Pension Plans and Other Retirement Benefits

Presented below is financial information related to TJX’s funded defined benefit retirement plan (funded plan) and its unfunded supplemental retirement plan (unfunded plan) for the periods shown.

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 2,	October 27,	November 2,	October 27,
In thousands	2013	2012	2013	2012

Service cost	$10,919	$11,709	$245	$407
Interest cost	10,758	10,856	650	609
Expected return on plan assets	(16,108)	(13,216)	—	—
Amortization of prior service cost	—	—	—	1
Recognized actuarial losses	7,009	4,926	1,041	894

Expense related to current period	12,578	14,275	1,936	1,911
Correction of prior years pension accruals	—	22,317	—	—

Total expense	$12,578	$36,592	$1,936	$1,911

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
In thousands	2013	2012	2013	2012

Service cost	$33,467	$31,359	$1,287	$1,086
Interest cost	33,408	31,381	1,835	1,749
Expected return on plan assets	(45,355)	(41,068)	—	—
Amortization of prior service cost	—	—	2	2
Recognized actuarial losses	20,846	19,121	2,163	1,844

Expense related to current period	42,366	40,793	5,287	4,681
Correction of prior years pension accruals	—	22,317	—	—

Total expense	$42,366	$63,110	$5,287	$4,681

During the fiscal 2013 third quarter, TJX recorded an adjustment to its pension accrual to correct an understatement related to a computational error that commenced in fiscal 2008. The cumulative impact to correct the understatement of pension expense through the end of fiscal 2012 totaled $27.0 million of which $22.3 million was recorded in the fiscal 2013 third quarter. Management evaluated the impact of correcting the error and determined that there was no material impact on the prior year financial statements as reported.

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

Note H. Long-Term Debt and Credit Lines

On May 2, 2013 TJX issued $500 million of 2.50% ten-year notes, all of which was outstanding at November 2, 2013. The Company intends to use the proceeds from the notes offering for working capital and other general corporate purposes. TJX entered into rate-lock agreements to hedge $250 million of the 2.50% notes prior to their issuance. The costs of these agreements are being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.57%.

At November 2, 2013, TJX also had outstanding $375 million aggregate principal amount of 6.95% ten-year notes due April 2019 and $400 million aggregate principal amount of 4.20% six-year notes due August 2015. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 6.95% notes and $250 million of the 4.20% notes prior to the issuance of the notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 7.00% for the 6.95% notes and 4.19% for the 4.20% notes.

At November 2, 2013, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. As of November 2, 2013, February 2, 2013 and October 27, 2012 and during the quarters, nine months and year then ended, there were no amounts outstanding under these facilities. At November 2, 2013 the agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016. These rates are based on the credit ratings of TJX’s long-term debt and would vary with changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings.

As of November 2, 2013 and October 27, 2012, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of November 2, 2013, February 2, 2013 and October 27, 2012, and during the quarters, nine months and year then ended there were no amounts outstanding on the Canadian credit line for operating expenses. As of November 2, 2013 and October 27, 2012, TJX Europe had a credit line of £20 million. As of November 2, 2013, February 2, 2013, and October 27, 2012, and during the quarters, nine months and year then ended there were no amounts outstanding on the European credit line.

Note I. Income Taxes

The effective income tax rate was 29.2% for the fiscal 2014 third quarter and 38.3% for last year’s third quarter. The effective income tax rate for the nine months ended November 2, 2013 was 34.8% as compared to 38.4% for last year’s comparable period. The decrease in the effective income tax rate for both periods was primarily due to fiscal 2014 third quarter tax benefits of approximately $80 million, primarily due to a reduction in our reserve for uncertain tax positions and the reversal of a valuation allowance against a foreign net operating loss carryfoward. These benefits reduced the third quarter effective tax rate by 8.9 percentage points and the year-to-date effective income tax rate by 3.3 percentage points. This year’s effective income tax rate also benefitted from the extension of legislation allowing for the U.S. Work Opportunity Tax Credit, which had expired as of the beginning of last year and was not extended until the fourth quarter of fiscal 2013.

TJX had net unrecognized tax benefits of $23.6 million as of November 2, 2013, $125.3 million as of February 2, 2013 and $120.9 million as of October 27, 2012. During the third quarter of fiscal 2014, the net reserve for uncertain tax positions was reduced by $104 million as a result of a settlement with state taxing authorities. The remainder of the change in the reserve during fiscal 2014 is due to various additions for uncertain tax positions taken in the current and prior years, reductions resulting from the lapse of statutes of limitations, and other settlements with taxing authorities.

TJX is subject to U.S. federal income tax as well as income tax in multiple states, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2005 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $6.2 million as of November 2, 2013; $38.6 million as of February 2, 2013 and $36.2 million as of October 27, 2012.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of $1.0 million to $7.0 million.

On September 13, 2013, the U.S. Department of the Treasury and Internal Revenue Service released final tangible property regulations that provide guidance on the tax treatment regarding the deduction and capitalization of expenditures related to tangible property. While early adoption is available, the effective date to implement these regulations is for tax years beginning on or after January 1, 2014. The Company is currently assessing these rules and the impact to its financial statements, if any, but believes adoption of these regulations will not have a material impact on its consolidated results of operations, cash flows or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended November 2, 2013

Compared to

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 27, 2012

Overview

We are the largest off-price retailer of apparel and home fashions in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices, every day. We operate over 3,200 stores through our four segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and www.tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX Europe (which operates T.K. Maxx, HomeSense and www.tkmaxx.com in Europe). Late in fiscal 2013 TJX acquired Sierra Trading Post (STP), an off-price internet retailer. The results of STP have been included with the Marmaxx segment.

Results of Operations

We reported strong same store sales gains and strong earnings per share growth for the third quarter and first nine months of fiscal 2014. These results were obtained over a very strong third quarter last year, which continues several quarters of strong year-over-year third quarter comparisons. We achieved these results in a generally challenging retail and uncertain economic environment, focusing on sharp execution of our flexible business model. Highlights of our financial performance for the third quarter and nine months ended November 2, 2013 include the following:

•

Same store sales increased 5% in the third quarter of fiscal 2014 over an increase of 7% in the fiscal 2013 third quarter. Same store sales increased 3% in the nine-month period ending November 2, 2013 over last year’s 8% increase in the nine months ended October 27, 2012. The fiscal 2014 increases were driven primarily by an increase in the value of the average ticket (average unit retail) along with an increase in customer traffic.

•

Net sales increased 9% to $7.0 billion for the fiscal 2014 third quarter and increased 8% to $19.6 billion for the nine-month period over last year’s comparable periods. At November 2, 2013, stores in operation and selling square footage each increased 5% compared to the end of the third quarter in fiscal 2013. We performed well in both apparel and home fashion categories.

•

Diluted earnings per share for the third quarter of fiscal 2014 were $0.86, up 39% compared to $0.62 in fiscal 2013. Diluted earnings per share for the nine-month period ended November 2, 2013 were $2.14, up 24% compared to $1.73 in the same period in fiscal 2013.

•

Our pre-tax margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2014 was 12.6%, a 0.9 percentage point increase from 11.7% for the same period last year. For the nine months ended November 2, 2013, our pre-tax margin was 12.2%, a 0.6 percentage point increase from 11.6% for the same period last year.

•

Our cost of sales ratio for the third quarter of fiscal 2014 was 70.7%, a 0.5 percentage point improvement over the third quarter last year. Our cost of sales ratio for the nine-month period ended November 2, 2013 was 71.1%, a 0.5 percentage point improvement over the same period last year. The improvements over last year were primarily due to increased merchandise margins and buying and occupancy expense leverage on same store sales growth.

•

Our selling, general and administrative expense ratio for the third quarter of fiscal 2014 decreased 0.4 percentage points to 16.6% primarily due to several items that negatively impacted last year’s ratio. For the nine months ended November 2, 2013, the selling, general and administrative expense ratio was 16.6%, flat compared to the same period last year.

•

Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit), and excluding our e-commerce businesses, were down 4% at the end of the third quarter of fiscal 2014 as compared to the prior year.

•

During the third quarter of fiscal 2014, we repurchased 6.8 million shares of our common stock at a cost of $375 million and completed one of our repurchase programs. For the nine months ended November 2, 2013 we repurchased 19.7 million shares of our common stock at a cost of $1.0 billion. Earnings per share reflect the benefit of our stock repurchase programs. We expect to repurchase a total of approximately $1.4 billion to $1.5 billion of our common stock under these programs in fiscal 2014.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the third quarter ended November 2, 2013 totaled $7.0 billion, a 9% increase over consolidated net sales of $6.4 billion in the fiscal 2013 third quarter. The increase reflected a 5% increase in same store sales and a 4% increase in new store sales. Foreign currency exchange had a neutral impact on the fiscal 2014 sales. This increase compares to sales growth of 11% in last year’s third quarter, which reflected a 7% increase in same store sales and a 4% increase in new store sales. Foreign currency exchange rates had a neutral impact on fiscal 2013 third quarter sales growth.

Consolidated net sales for the nine months ended November 2, 2013 totaled $19.6 billion, an 8% increase over $18.2 billion in last year’s comparable period. The increase reflected a 5% increase in new store sales and a 3% increase in same store sales, partially offset by approximately 1% from the negative impact of foreign currency exchange rates. This compares to sales growth of 10% in the nine-month period of fiscal 2013, which reflected an 8% increase in same store sales, a 3% increase from new store sales, offset by a 1% decrease from the negative impact of foreign currency exchange rates.

As of November 2, 2013, our consolidated store count increased 5% and selling square footage increased 5% as compared to the end of the third quarter last year.

The same store sales increases for both the third quarter and nine-month period ended November 2, 2013 were driven by increases in the value of the average ticket along with increases in customer traffic. In the U.S., virtually all regions posted same store sales increases for the quarter and year-to-date periods with the strongest regions being the Northeast and West Coast. In Europe, same store sales were at the consolidated average and in Canada same store sales were below the consolidated average.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance. We define customer traffic to be the number of transactions in stores included in the same store sales calculation and define “average ticket” to be the average retail price of the units sold.

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended November 2, 2013	Percentage of Net Sales Thirteen Weeks Ended October 27, 2012

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	70.7	71.2
Selling, general and administrative expenses	16.6	17.0
Interest expense, net	0.1	0.1

Income before provision for income taxes*	12.6%	11.7%

	Percentage of Net Sales Thirty-Nine Weeks Ended November 2, 2013	Percentage of Net Sales Thirty-Nine Weeks Ended October 27, 2012

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.1	71.6
Selling, general and administrative expenses	16.6	16.6
Interest expense, net	0.1	0.1

Income before provision for income taxes*	12.2%	11.6%

*	Figures may not foot due to rounding

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales improved 0.5 percentage points to 70.7% for the third quarter of fiscal 2014 as compared to the same period last year. Cost of sales, including buying and occupancy costs, as a percentage of net sales improved 0.5 percentage points to 71.1% for the nine months ended November 2, 2013 as compared to the same period last year. The improvements in this ratio for both fiscal 2014 periods were primarily driven by increased merchandise margins and buying and occupancy expense leverage on same store sales growth.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 16.6% in the third quarter of fiscal 2014, a 0.4 percentage point improvement over last year’s ratio. The improvement was due to levering of expenses on the 5% same store sales increase, particularly store payroll costs and due to lower incentive compensation accrual compared to the same period in fiscal 2013. In addition, this year’s expense ratio compared favorably to last year’s ratio due to the impact of non-operating charges included in the fiscal 2013 third quarter for the correction of our pension accrual and a charge to adjust our reserve for former operations. These benefits to the third quarter expense ratio were partially offset by an increase in advertising expense, costs associated with our home office relocations and the unfavorable impact on this ratio of our ecommerce businesses.

Selling, general and administrative expenses, as a percentage of net sales, was flat at 16.6% for the nine months ended November 2, 2013 as compared to the same period last year. Many of the same items impacting the quarter impacted the year-to-date expense ratio. The favorable impact on the expense ratio comparison due to the non-operating charges included in the fiscal 2013 third quarter were mostly offset by an increase in advertising expense, costs associated with our home office relocations and the unfavorable impact on this ratio of our ecommerce businesses for the fiscal 2014 year-to-date period.

Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Interest expense	$15,138	$11,677	$42,043	$37,074
Capitalized interest	(2,531)	(3,108)	(9,248)	(4,839)
Interest (income)	(3,236)	(2,480)	(9,223)	(8,137)

Interest expense, net	$9,371	$6,089	$23,572	$24,098

Interest expense for both the third quarter and first nine months reflects the interest cost on the $500 million of 2.5% ten year notes. The reduction in net interest expense for the nine months ended November 2, 2013 was primarily due to capitalized interest costs on major capital projects not yet placed in service.

Income taxes: The effective income tax rate was 29.2% for the third quarter this year, compared to 38.3% for last year’s third quarter. The effective income tax rate for the nine months ended November 2, 2013 was 34.8% as compared to 38.4% for last year’s comparable period. The decrease in the effective income tax rate for both periods was primarily due to fiscal 2014 third quarter tax benefits of approximately $80 million, which were primarily due to a reduction in our reserve for uncertain tax positions and the reversal of a valuation allowance against a foreign net operating loss carryfoward. These benefits reduced the third quarter effective tax rate by 8.9 percentage points and the year-to-date effective income tax rate by 3.3 percentage points. This year’s effective income tax rate also benefitted from the extension of legislation allowing for the U.S. Work Opportunity Tax Credit, which had expired as of the beginning of last year and was not extended until the fourth quarter of fiscal 2013.

Net income and net income per share: Net income for the third quarter of fiscal 2014 was $622.7 million, or $0.86 per diluted share, versus $461.6 million, or $0.62 per diluted share, in last year’s third quarter. Foreign currency had a $0.01 negative impact on earnings per share in the third quarter of fiscal 2014 compared to a neutral impact in the third quarter of fiscal 2013. Net income for the nine months ended November 2, 2013 was $1,555.1 million, or $2.14 per diluted share, versus $1,301.8 million, or $1.73 per diluted share, in the same period last year. The third quarter tax benefits referred to above added $0.11 per share to net income for both the fiscal 2014 quarter and year-to-date periods. The impact of foreign currency exchange rates for the year-to-date period reduced diluted earnings per share by $0.01 per diluted share in fiscal 2014, compared to a neutral impact in the same period last year.

Our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. During the third quarter of fiscal 2014, we repurchased 6.8 million shares of our common stock at a cost of $375 million. For the first nine months of fiscal 2014, we repurchased 19.7 million shares of our common stock at a cost of $1 billion.

Segment information: We operate four main business segments. Marmaxx (T.J. Maxx, Marshalls and www.tjmaxx.com) and HomeGoods both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX Europe segment operates T.K. Maxx, HomeSense and www.tkmaxx.com in Europe. Late in fiscal 2013 we acquired Sierra Trading Post (STP), an off-price internet retailer. The results of STP have been included with our Marmaxx segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Net sales	$4,484.2	$4,161.4	$12,915.3	$12,026.5
Segment profit	$658.4	$576.5	$1,940.6	$1,762.5
Segment profit as a percentage of net sales	14.7%	13.9%	15.0%	14.7%
Percent increase in same store sales	4%	7%	3%	7%
Stores in operation at end of period
T.J. Maxx			1,075	1,030
Marshalls			941	911
Sierra Trading Post			4	—

Total			2,020	1,941

Selling square footage at end of period (in thousands)
T.J. Maxx			24,636	23,779
Marshalls			23,074	22,490
Sierra Trading Post			83	—

Total			47,793	46,269

Net sales for Marmaxx increased 8% for the third quarter of fiscal 2014 and increased 7% for the nine-month period as compared to the same periods last year. Same store sales for Marmaxx were up 4% in the third quarter of fiscal 2014 and up 3% for the first nine months of fiscal 2014, on top of a 7% increase for both comparable periods last year.

Same store sales growth at Marmaxx for both the third quarter and nine-months ended November 2, 2013 were driven by increases in the value of the average ticket. Geographically, same store sales were generally at the chain average with the Northeast and West Coast particularly strong. Apparel same store sales increased 4% for the quarter and 2% for the nine months while home fashions increased 6% for both the quarter and year-to-date period. During the third quarter of fiscal 2014 Marmaxx made online shopping available at www.tjmaxx.com, its new e-commerce website.

Segment profit margin increased to 14.7% for the third quarter of fiscal 2014 compared to 13.9% for the same period last year. This improvement reflects an increase in merchandise margin of 0.4 percentage points as well as expense leverage on the strong same store sales growth of 4% and lower incentive compensation as compared to the prior year, partially offset by the impact of our e-commerce businesses. Segment margin increased to 15.0% for the nine months ended November 2, 2013 compared to 14.7% for the same period last year. The nine-month segment margin improvement was primarily due to increased merchandise margin of 0.4 percentage points, partially offset by the impact of our e-commerce businesses and increased advertising.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Net sales	$739.5	$637.5	$2,119.2	$1,831.0
Segment profit	$96.9	$76.8	$267.2	$206.8
Segment profit as a percentage of net sales	13.1%	12.0%	12.6%	11.3%
Percent increase in same store sales	10%	6%	8%	8%
Stores in operation at end of period			448	414
Selling square footage at end of period (in thousands)			8,830	8,192

HomeGoods net sales increased 16% in both the third quarter and for the nine months of fiscal 2014 over the same period last year. Same store sales increased 10% for the third quarter and increased 8% for the nine months ended November 2, 2013, driven by increases in customer traffic and average ticket, and on top of strong same store sales increases last year.

Segment profit margin increased to 13.1% for the third quarter of fiscal 2014 compared to 12.0% for the same period last year. Segment profit margin for the nine months ended November 2, 2013 increased 1.3 percentage points to 12.6%, compared to 11.3% for the same period last year. The growth in segment margin for both the quarter and year-to-date periods was driven by expense leverage on strong same store sales, particularly buying and occupancy costs.

International Segments:

TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. Dollars in millions	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Net sales	$785.9	$769.0	$2,110.7	$2,069.9
Segment profit	$128.7	$127.2	$293.8	$290.9
Segment profit as a percentage of net sales	16.4%	16.5%	13.9%	14.1%
Percent increase in same store sales	2%	4%	1%	5%
Stores in operation at end of period
Winners			227	222
HomeSense			91	88
Marshalls			27	14

Total			345	324

Selling square footage at end of period (in thousands)
Winners			5,195	5,115
HomeSense			1,748	1,698
Marshalls			666	363

Total			7,609	7,176

Net sales for TJX Canada increased 2% for both the third quarter and for the nine-month period ended November 2, 2013 compared to the same periods last year. Currency exchange translation negatively impacted third quarter sales growth by approximately 5 percentage points and negatively impacted nine-month sales growth by approximately 3 percentage points, as compared to the respective periods last year. Same store sales increased 2% for the third quarter of fiscal 2014 and increased 1% for the nine months ended November 2, 2013 on top of strong same store sales increases last year.

Segment profit margin decreased to 16.4% for the third quarter ended November 2, 2013 compared to 16.5% last year. For the nine months ended November 2, 2013, segment profit margin decreased to 13.9% compared to 14.1% for the same period last year. The decline in segment margin for the quarter is primarily due to the mark-to-market adjustment on inventory hedges, partially offset by an improvement in merchandise margin. On a year-to-date basis the decline in segment margin is primarily due to expense deleverage on the 1% same store sales increase and an increase in costs for talent as Canada grows the Marshalls chain, partially offset by an increase in merchandise margin.

TJX Europe

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
U.S. Dollars in millions	2013	2012	2013	2012

Net sales	$972.3	$843.0	$2,468.7	$2,227.2
Segment profit	$101.0	$76.8	$157.9	$113.3
Segment profit as a percentage of net sales	10.4%	9.1%	6.4%	5.1%
Percent increase in same store sales	5%	11%	5%	11%
Stores in operation at end of period
T.K. Maxx			371	343
HomeSense			28	24

Total			399	367

Selling square footage at end of period (in thousands)
T.K. Maxx			8,383	7,839
HomeSense			464	411

Total			8,847	8,250

Net sales for TJX Europe increased 15% for the third quarter of fiscal 2014 and 11% for the nine months ended November 2, 2013, compared to the same periods last year. Currency exchange translation had a positive impact on the third quarter sales growth by approximately 1 percentage point and negatively impacted nine-month sales growth by approximately 1 percentage point. Same store sales increased 5% in both the third quarter and for the nine months ended November 2, 2013 compared to increases of 11% in the same periods last year. The same store sales growth in both periods was driven primarily by increases in customer traffic.

Segment profit for the third quarter of fiscal 2014 was $101.0 million compared to $76.8 million last year, and segment margin increased 1.3 percentage points to 10.4%. For the nine months ended November 2, 2013, segment profit was $157.9 million, compared to $113.3 million last year and segment margin increased 1.3 percentage points to 6.4%. Segment margin for the third quarter and nine months ended November 2, 2013 increased as compared to last year’s comparable period primarily due to strong growth in merchandise margin as well as expense leverage on the strong same store sales growth, primarily occupancy costs. The mark-to-market adjustment on inventory hedges had a negative impact of 0.1 percentage points on the year-over-year comparison of segment margin for the third quarter and for the nine months ended November 2, 2013.

General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
Dollars in millions	2013	2012	2013	2012

General corporate expense	$96.3	$102.8	$252.3	$236.7

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. General corporate expense for the fiscal 2014 third quarter decreased from the prior year due to charges in last year’s third quarter for an increase in our reserve for former operations as well as higher contributions to the TJX charitable foundation. These savings were partially offset by costs incurred in the fiscal 2014 third quarter relating to higher systems and technology costs and costs relating to our home office relocations. On a year-to-date basis, the increase in general corporate expense over the prior year’s comparable period was primarily due to increases in systems and technology costs.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $1,633 million for the nine months ended November 2, 2013, a decrease of $447 million from the $2,080 million provided in the nine months ended October 27, 2012. Net income plus the non-cash impact of depreciation provided cash of $1,962 million in the first nine months of fiscal 2014 compared to $1,674 million in the same period last year, an increase of $288 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $237 million in the first nine months of fiscal 2014 compared to a source of cash of $70 million in fiscal 2013, a decrease of $307 million. The favorable impact on cash flows last year was due to a significant drop in inventory levels carried in our stores at the end of last year’s third quarter versus the prior year.

Additionally, the change in prepaid expenses and other current assets negatively impacted the year-over-year comparison of cash from operations by $66 million and the change in accrued expenses and taxes payable negatively impacted the year-over-year comparison of cash from operations by $260 million. The cash impact of the change in prepaid expenses and other current assets was driven by the timing of payment of monthly store rent. The cash impact of the change in accrued expenses and taxes payable was primarily due to the timing of tax payments, payment of the fiscal 2013 incentive compensation accruals during fiscal 2014, as well as a reduction in our reserve for uncertain tax positions. Cash flows from operations were also reduced by approximately $80 million for settlements with tax authorities, which had been reserved for in prior years, and is included in “Other” on the Consolidated Statements of Cash Flows.

Investing activities in the first nine months of fiscal 2014 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network. Cash outflows for property additions amounted to $759 million in the nine months ended November 2, 2013, compared to $776 million in the same period last year. We anticipate that capital spending for fiscal 2014 will be approximately $925 million to $950 million. We also purchased short-term investments that had initial maturities in excess of 90 days, which, per our policy, are not classified as cash on the balance sheets presented. In the first nine months of fiscal 2014, we purchased $307 million in our short-term investments, compared to $263 million in the same period in fiscal 2013. $279 million of these short-term investments were sold or matured during the nine months of fiscal 2014, compared to $155 million in the same period of fiscal 2013.

Cash flows from financing activities resulted in a net cash outflow of $618 million in the first nine months of fiscal 2014, compared to a net cash outflow of $1,103 million in the same period last year. In fiscal 2014 we issued $500 million of 2.5% ten-year notes generating proceeds, net of debt issuance expenses and fees, of $495 million. The net proceeds will be used for working capital and general corporate purposes. See Note H to the consolidated financial statements for more information. Under our stock repurchase programs, on a trade date basis, we spent $1,000 million to repurchase 19.7 million shares of our stock in the first nine months of fiscal 2014 compared to $950 million to repurchase 22.5 million shares in the same period last year. See Note C to our unaudited consolidated financial statements for more information. In February 2013, our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $1.5 billion of TJX stock. We currently plan to repurchase approximately $1.4 billion to $1.5 billion of stock under our stock repurchase programs in fiscal 2014. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $118 million of proceeds from the exercise of stock options in the first nine months of fiscal 2014, versus $101 million in proceeds in the same period last year. Dividends paid on common stock in the first nine months of fiscal 2014 were $291 million, versus $240 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of November 2, 2013 approximately 51% of our cash remains outside the United States with $351 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note H to the consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 2, 2013 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended November 2, 2013 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 2, 2013, as filed with the Securities Exchange Commission on April 2, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2014 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1) (a)	Average Price Paid Per Share (2) (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(3) (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)

August 4, 2013 through August 31, 2013	1,897,837	$52.69	1,897,837	$1,699,730,465

September 1, 2013 through October 5, 2013	2,911,764	$55.30	2,800,005	$1,544,730,571

October 6, 2013 through November 2, 2013	2,082,806	$57.61	2,082,806	$1,424,740,188

Total:	6,892,407		6,780,648

(1)	Consists of shares repurchased under publicly announced stock repurchase programs and 111,759 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	During the third quarter of fiscal 2014, TJX completed the $2 billion program authorized in February 2012 and initiated a $1.5 billion stock repurchase program announced in February 2013. Under this new program as of November 2, 2013 approximately $1,425 million remained available for purchase.

Item 6.	Exhibits

10.1	Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 19, 2013.

10.2	Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2013.

10.3	Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of September 19, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: December 3, 2013
	By	/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 19, 2013.

10.2	Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2013.

10.3	Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of September 19, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.