Form 10-K
period 2014-02-01
TJX COMPANIES INC /DE/
filed 2014-04-01
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ x ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ]  NO [ X ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on August 3, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $38,305,480,702 based on the closing sale price as reported on the New York Stock Exchange.

There were 703,683,274 shares of the registrant’s common stock, $1.00 par value, outstanding as of March 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 10, 2014 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2013 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2013 Annual Report to Shareholders under our letter to shareholders and our performance graphs. Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words indicative of the future such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. These “forward-looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.

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

PART I

ITEM 1. Business

BUSINESS OVERVIEW

The TJX Companies, Inc. (TJX) is the leading off-price apparel and home fashions retailer in the United States and worldwide. Our over 3,200 stores offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day.

Our stores are known for our value proposition of brand, fashion, quality and price and offer a treasure hunt shopping experience through the rapid turn of inventories relative to traditional retailers. Our opportunistic buying strategies and flexible business model also differentiate us from traditional retailers. Our goal is to create a sense of excitement and urgency for our customers and encourage frequent customer visits. We acquire merchandise in a variety of ways to support that goal. We reach a broad range of customers across many income levels and other demographic groups with our value proposition. Our strategies and operating platforms are synergistic across all of our retail chains. As a result, we are able to leverage our expertise throughout our business, sharing information, best practices, initiatives and new ideas, and developing talent across our Company. We also leverage the substantial buying power of our businesses in our global relationships with vendors.

Our Businesses. We operate our business in four major divisions: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX Europe.

MARMAXX:

Our T.J. Maxx and Marshalls chains in the United States (referred to together as The Marmaxx Group or Marmaxx) are collectively the largest off-price retailer in the United States with a total of 2,021 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, accent furniture, lamps, rugs, wall décor, decorative accessories and giftware) and other merchandise. We primarily differentiate T.J. Maxx and Marshalls through different product assortment (including an expanded assortment of fine jewelry and accessories and a designer section called The Runway at T.J. Maxx and a full line of footwear, a broader men’s offering and a juniors’ department called The Cube at Marshalls) and in-store initiatives. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains. We launched our new e-commerce website, tjmaxx.com in 2013.

HOMEGOODS:

Our HomeGoods chain, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 450 stores, HomeGoods offers a broad array of home fashions, including home basics, giftware, accent furniture, lamps, rugs, wall décor, decorative accessories from around the world, seasonal and other merchandise.

TJX CANADA:

Our TJX Canada division operates the Winners, HomeSense and Marshalls chains in Canada. Acquired in 1990, Winners is the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 227 stores across Canada is comparable to T.J. Maxx, with select stores offering fine jewelry and The Runway, a designer section. We opened our HomeSense chain in 2001, bringing the home fashions off-price concept to Canada. HomeSense has 91 stores with a merchandise mix of home fashions similar to HomeGoods. We brought Marshalls to Canada in 2011 and operate 27 Marshalls stores in Canada. Like Marshalls in the U.S., our Canadian Marshalls stores offer an expanded footwear department and The Cube juniors’ department, differentiating them from Winners stores.

TJX EUROPE:

Our TJX Europe division operates the T.K. Maxx and HomeSense chains in Europe. Launched in 1994, T.K. Maxx introduced off-price to Europe and remains Europe’s only major brick-and-mortar off-price retailer of apparel and home fashions. With 371 stores, T.K. Maxx operates in the U.K., Ireland, Germany and Poland. Through its stores and its e-commerce website for the U.K., tkmaxx.com, T.K. Maxx offers a merchandise mix similar to T.J. Maxx, Marshalls and Winners. We brought the off-price home fashions concept to Europe, opening HomeSense in the U.K. in 2008. Its 28 stores in the U.K. offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada.

Additionally, we operate Sierra Trading Post, acquired in 2012, a leading off-price Internet retailer of brand name outdoor gear, family apparel and footwear, sporting goods and home fashions. Sierra Trading Post launched its e-commerce site, sierratradingpost.com, in 1998 and operates four retail stores in the U.S.

Flexible Business Model. Our flexible off-price business model, including our opportunistic buying, inventory management, logistics and store layouts, is designed to deliver our customers a compelling value proposition of fashionable, quality, brand name and designer merchandise at excellent values. Our buying and inventory management strategies give us flexibility to adjust our merchandise assortments more frequently than traditional retailers, and the design and operation of our stores and distribution centers support this flexibility. Our merchants have more visibility into consumer, fashion and market trends and pricing when we buy closer to need, which can help us “buy smarter” and reduce our markdown exposure. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments to accommodate the merchandise we purchase. Our logistics and distribution operations are designed to support our buying strategies and to facilitate quick, efficient and differentiated delivery of merchandise to our stores, with a goal of getting the right merchandise to the right stores at the right times.

Opportunistic Buying. As an off-price retailer, our buying practices, which we refer to as opportunistic buying, differentiate us from traditional retailers. Our overall opportunistic buying strategy is to acquire merchandise on an ongoing basis that will enable us to offer a desirable and rapidly changing mix of branded, designer and other quality merchandise in our stores at prices below regular prices for comparable merchandise at department and specialty stores. We seek out and select merchandise from the broad range of opportunities in the marketplace to achieve this end. Our buying organization, which numbers over 900 associates in 13 buying offices in ten countries, executes this opportunistic buying strategy in a variety of ways, depending on market conditions and other factors.

We take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from the production and flow of inventory in the apparel and home fashions marketplace, which include, among others, order cancellations, manufacturer overruns, closeouts and special production direct from brands and factories. Our buying strategies are intentionally flexible to allow us to react to frequently changing opportunities and trends in the market and to adjust how and what we source as well as when we source it. Our goal is to operate with lean inventory levels compared to conventional retailers to give us the flexibility to seek out and to take advantage of these opportunities as they arise. In contrast to traditional retailers, which tend to order most of their goods far in advance of the time the product appears on the selling floor, our merchants remain in the marketplace throughout the year, frequently looking for opportunities to buy merchandise. We buy much of our merchandise for the current or immediately upcoming selling season. We also buy some merchandise that is available in the market with the intention of storing it for sale, typically in future selling seasons. We generally make these purchases, referred to as packaway, in response to opportunities in the marketplace to buy merchandise that we believe has the right combination of brand, fashion, quality and price to supplement the product we expect to be available to purchase later for those future seasons. We also develop some merchandise that is produced for us under in-house and licensed brands. We generally acquire this type of merchandise, referred to as private label, to supplement the depth of, or fill gaps, in our expected merchandise assortment.

Our expansive vendor universe, which is in excess of 16,000, consists primarily of manufacturers along with retailers and other vendors, and provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue as we continue to grow. We believe a number of factors provide us excellent access on an ongoing basis to leading branded merchandise and make us an attractive channel for many vendors in the market. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we pay promptly; we generally do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges and we have financial strength and an excellent credit rating.

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

Pricing. Our mission is to offer quality, fashionable, brand name and designer merchandise in our stores with retail prices that are generally 20% to 60% below department and specialty store regular retail prices on comparable merchandise, every day. We do not generally engage in promotional pricing activity such as sales or coupons. We have generally been able to react to price fluctuations in the wholesale market to maintain our pricing gap relative to prices offered by traditional retailers as well as our merchandise margins through various economic cycles.

Low Cost Operations. We operate with a low cost structure compared to many traditional retailers. We focus aggressively on expenses throughout our business. Our advertising is generally focused on promoting our retail banners rather than individual products, including at times promoting multiple banners together, which contributes to our advertising budget (as a percentage of sales) remaining low compared to many traditional retailers. We design our stores to provide a pleasant, convenient shopping environment but, relative to other retailers, do not spend heavily on store fixtures. Additionally, our distribution network is designed to run cost effectively.

Customer Service/Shopping Experience. We are in the process of renovating and upgrading stores across our retail banners to enhance our customers’ shopping experience and help drive sales. Although we offer a self-service format, we train our store associates to provide friendly and helpful customer service and seek to staff our stores to deliver a positive shopping experience. We typically offer customer-friendly return policies. We accept a variety of payment methods including cash, credit cards and debit cards, and offer TJX-branded credit cards in the U.S. through a bank, but do not own the customer receivables.

Distribution. We operate distribution centers encompassing approximately 12 million square feet in five countries. These centers are large, highly automated and built to suit our specific, off-price business model. We ship substantially all of our merchandise to our stores through these distribution centers as well as warehouses and shipping centers operated by third parties. We shipped approximately 2 billion units to our stores during fiscal 2014.

Store Growth. Expansion of our business through the addition of new stores continues to be an important part of our growth strategy. The following table provides information on the store growth of our four divisions in the last two fiscal years, our growth estimates for fiscal 2015 and our estimates of the store growth potential of these divisions in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year End						Estimated Store Growth Potential
		Fiscal 2013		Fiscal 2014		Fiscal 2015 (estimated)
Marmaxx
T.J. Maxx	29,000	1,036		1,079
Marshalls	31,000	904		942
		1,940		2,021		2,096		3,000

HomeGoods	25,000	415		450		485		825

TJX Canada
Winners	29,000	222		227
HomeSense	24,000	88		91
Marshalls	31,000	14		27
		324		345		365		450
TJX Europe
T.K. Maxx	31,000	343		371
HomeSense	21,000	24		28
		367		399		439		875
TJX Total		3,050	(1)	3,219	(1)	3,391	(1)	5,150

(1)	Included in the fiscal 2013 and 2014 TJX Total are four Sierra Trading Post stores. Included in the estimated fiscal 2015 TJX Total are six Sierra Trading Post stores.

Some of our HomeGoods and Canadian HomeSense stores are co-located with one of our apparel stores in a superstore format. We count each of the stores in the superstore format as a separate store.

Revenue Information. The percentages of our consolidated revenues by geography for the last three fiscal years are as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
United States
Northeast	24%	24%	24%
Midwest	12	13	13
South (including Puerto Rico)	25	25	25
West	15	14	14
	76%	76%	76%
Canada	11%	11%	12%
Europe	13%	13%	12%
Total	100%	100%	100%

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Apparel
Clothing including footwear	58%	59%	60%
Jewelry and accessories	14%	13%	13%
Home fashions	28%	28%	27%
Total	100%	100%	100%

A.J. Wright Consolidation. In the first quarter of fiscal 2012, we completed the consolidation of A.J. Wright, our former off-price chain targeting lower middle income customers, converting 90 of the A.J. Wright stores to T.J. Maxx, Marshalls or HomeGoods banners and closing A.J. Wright’s remaining 72 stores, two distribution centers and home office. We continue to serve the customer demographic previously targeted by A.J. Wright through our other U.S. banners.

Segment Overview. We operate four main business segments. Marmaxx (T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. Late in fiscal 2013 we acquired Sierra Trading Post (STP), an off-price Internet retailer in the U.S. The results of STP are reported in our Marmaxx segment. Each of our segments has its own management, administrative, buying and merchandising organization and distribution network. More detailed information about our segments, including financial information for each of the last three fiscal years, can be found in Note H to the consolidated financial statements.

Store Locations. Our major chains operated stores in the following locations at the end of fiscal 2014:

United States:

	T.J. Maxx	Marshalls	HomeGoods
Alabama	20	5	3
Arizona	12	15	9
Arkansas	11	3	3
California	107	127	52
Colorado	15	8	5
Connecticut	26	24	12
Delaware	3	3	2
District of Columbia	4	2	1
Florida	76	82	41
Georgia	46	32	12
Hawaii	3	—	—
Idaho	6	1	1
Illinois	44	45	22
Indiana	22	12	4
Iowa	10	4	—
Kansas	6	6	1
Kentucky	13	4	4
Louisiana	10	10	1
Maine	9	4	3
Maryland	18	28	11
Massachusetts	51	54	24
Michigan	39	23	12
Minnesota	14	12	10
Mississippi	9	3	3
Missouri	17	14	7
Montana	5	—	—
Nebraska	4	2	1
Nevada	8	9	4
New Hampshire	16	9	6
New Jersey	34	46	29
New Mexico	3	4	1
New York	64	71	38
North Carolina	34	24	14
North Dakota	3	—	—
Ohio	44	26	12
Oklahoma	8	5	1
Oregon	10	7	3
Pennsylvania	43	37	19
Puerto Rico	9	20	6
Rhode Island	6	6	4
South Carolina	20	11	6
South Dakota	2	—	—
Tennessee	25	14	8
Texas	56	74	28
Utah	10	2	4
Vermont	5	1	1
Virginia	32	28	14
Washington	19	14	3
West Virginia	6	3	1
Wisconsin	21	7	4
Wyoming	1	1	—
Total Stores	1,079	942	450

Store counts above include the T.J. Maxx, Marshalls or HomeGoods portion of a superstore. Additionally, TJX operates four Sierra Trading Post stores, one in Idaho, one in Nevada and two in Wyoming.

Canada:

	Winners	HomeSense	Marshalls
Alberta	28	12	2
British Columbia	30	16	2
Manitoba	6	1	1
New Brunswick	3	2	—
Newfoundland	2	1	—
Nova Scotia	8	2	—
Ontario	104	42	20
Prince Edward Island	1	—	—
Quebec	41	13	2
Saskatchewan	4	2	—
Total Stores	227	91	27

Store counts above include the Winners or HomeSense portion of a superstore.

Europe:

	T.K. Maxx	HomeSense
United Kingdom	270	28
Republic of Ireland	17	—
Germany	63	—
Poland	21	—
Total Stores	371	28

Competition. The retail apparel and home fashion business is highly competitive. We compete on the basis of factors including merchandise fashion, quality, brand name, price, selection and freshness; in-store service and shopping experience; reputation and store location. We compete with local, regional, national and international department, specialty, off-price, discount, warehouse and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, through catalogues, on-line or other media.

Employees. At February 1, 2014, we had approximately 191,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees, particularly during the peak back-to-school and holiday seasons.

Trademarks. We have the right to use our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, HomeSense, T.K. Maxx and Sierra Trading Post, in relevant countries. We expect our rights in these trademarks and service marks to endure in locations where we use them for as long as we continue to do so.

Seasonality. Our business is subject to seasonal influences. In the second half of the year, which includes the back-to-school and year-end holiday seasons, we generally realize higher levels of sales and income.

SEC Filings and Certifications. Copies of our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q and current reports on Form 8-K filed with or furnished to the SEC, and any amendments to those documents, are available free of charge on our website, tjx.com, under “SEC Filings,” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. They are also available free of charge from TJX Global Communications, 770 Cochituate Road, Framingham, Massachusetts 01701. The public can read and copy materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and obtain information on the operation of the reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website containing all reports, proxies, information statements, and all other information regarding issuers that file electronically (www.sec.gov).

Information appearing on tjx.com is not a part of, and is not incorporated by reference in, this Form 10-K.

Fiscal 2012 means the fiscal year ended January 28, 2012, fiscal 2013 means the fiscal year ended February 2, 2013, fiscal 2014 means the fiscal year ended February 1, 2014 and fiscal 2015 means the year ending January 31, 2015. Unless otherwise indicated, all store information in this Item 1 is as of February 1, 2014, and references to store square footage are to gross square feet. Unless otherwise stated or the context otherwise requires, references in this Form 10-K to “TJX” and “we,” refer to The TJX Companies, Inc. and its subsidiaries.

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

While opportunistic buying, operating with lean inventory levels and frequent inventory turns are key elements of our off-price business strategy, they subject us to risks related to the pricing, quantity, mix, nature and timing of inventory flowing to our stores. Our merchants are in the marketplace frequently, as much of our merchandise is purchased for the current or immediately upcoming season. Our opportunistic buying places considerable discretion in our merchants. They react to frequently changing opportunities and trends in the market, assess the desirability and value of merchandise and generally make determinations of how and what we source as well as when we source it. If we do not obtain the right fresh, desirable merchandise at the right times, quantities and prices, it could adversely affect traffic to our stores as well as our sales and margins.

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

If we are unable to generally purchase inventory at prices sufficiently below prices paid by conventional retailers, we may not be able to maintain an overall pricing differential to regular department and specialty stores, and our ability to attract customers and sustain our margins may be adversely affected. We may not achieve this at various times or in some divisions or geographies, which could adversely affect our results or those of one of our segments.

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

In addition to our own execution, we may need to react to factors affecting inventory flow that are outside our control, discussed further below, such as extreme weather and natural disasters or other changes in conditions affecting our vendors and others in our supply chain, such as political instability, labor issues, including strikes or threats of strikes, or increasing cost of regulations. If we are not able to adjust appropriately to such factors, our inventory management may be affected, which could impact our performance and our relationship with our customers.

Failure to continue to expand our business and operations successfully or to manage our substantial size and scale effectively could adversely affect our financial results.

Our growth strategy includes successfully expanding our off-price model in our current markets and in new geographic regions, product lines, businesses and channels and, as appropriate, adding new businesses, whether by development, investment or acquisition. There are significant risks associated with our ability to continue to successfully extend our current business and to enter new businesses, including managing the implementation of this growth effectively. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may be required to increase our investment, slow our planned growth or close stores or operations, which could adversely affect our financial performance. Successful store growth requires us to find and lease appropriate real estate on attractive terms in each of the locations where we seek to open stores. Our ability to do so depends, among other things, on availability and selection of appropriate sites in appropriate geographies; degree of competition for sites; factors affecting costs such as real estate, construction and development costs, and costs and availability of capital; and variations in or changes to zoning or other land use regulations. If we cannot lease appropriate sites on attractive terms, it could limit our ability to successfully grow in various markets or adversely affect the economics of new stores in various markets. We also may encounter difficulties in attracting customers when we enter new markets, as discussed further below. New stores may not achieve the same sales or profit levels as our existing stores and adding stores to existing markets may adversely affect stores’ sales and profitability. As we expand our model, we may have difficulty effectively meeting customer expectations, which may change rapidly and differ from those we anticipate.

Further, our substantial size imposes demands on maintaining appropriate internal resources and third party providers to support our business effectively. Expansion places increased demands on management and various functions across our business, including administration, merchandising, store operations, distribution and compliance and on appropriately staffing and training personnel in these areas as we grow. In addition, under our business model, some aspects of the businesses and operations of our chains in the U.S., Canada and Europe are conducted with relative autonomy. The large size and scale of our operations, our multiple chains in the U.S., Canada and Europe and the autonomy afforded to the chains increase the risk that our systems and practices will not be implemented appropriately throughout our company and that information may not be appropriately shared across our operations, which risks may increase as we continue to grow. If business information is not shared effectively, or if we are otherwise unable to manage our growth effectively, we may operate with decreased operational efficiency, may need to reduce our rate of expansion of one or more operations or otherwise curtail growth in one or more markets, which may adversely affect our success in executing our business goals and adversely impact our sales and results. Each of these risks may increase as we continue to grow, particularly as we expand into additional countries.

Failure to identify customer trends and preferences to meet customer demand in new or existing markets or channels could negatively impact our performance.

Because our success depends on our ability to meet customer demand, we work to identify customer trends and preferences on an ongoing basis and to offer inventory that meets those trends and preferences. However, doing so across our diverse merchandise categories and in the many markets in the United States, Canada and Europe in which we do business on a timely basis is challenging. Trends and preferences in new markets may differ from what we anticipate. Although our business model allows us greater flexibility than many traditional retailers to meet consumer preferences and trends and to expand and contract merchandise categories in response to consumers’ changing tastes, we may not successfully do so, which could adversely affect our results. Customers may also have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels or media (through Internet-based and other digital or mobile communication channels or other forms of social media), which may vary across demographics and may evolve rapidly. Meeting demand effectively involves identifying the right opportunities and making the right investments at the right time and speed, among other things, and failure to do so may impact our reputation and our financial results.

If we fail to successfully implement our marketing, advertising and promotional programs, or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected.

Customer traffic and demand for our merchandise is influenced by our advertising, marketing and promotional activities, the name recognition and reputation of our chains and the location of and service offered in our stores. Although we use marketing, advertising and promotional programs to attract customers to our stores through various media including television, social media, database marketing, print and direct marketing, and loyalty programs, some of our competitors expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Our marketing, advertising and promotional programs may not be effective or could require increased expenditures, which could have a material adverse effect on our revenue and results of operations. We may need to adjust our marketing, advertising and promotional programs effectively and more quickly as Internet-based and other digital or mobile communication channels and other social media rapidly evolve, and we may not successfully do so.

We operate in highly competitive markets, and we may not be able to compete effectively.

The retail apparel and home fashion business is highly competitive. We compete with local, regional, national and international retailers that sell apparel, home fashions and other merchandise we sell, including in stores, through catalogues or other media or over the Internet. Some of our competitors are larger than we are or have more experience in selling certain product lines than we do. New competitors frequently enter the market and existing competitors enter or increase their presence in the markets in which we operate, expand their merchandise offerings, add new sales channels or change their pricing methods, all of which increase competition for customers. We compete on the basis of fashion, quality, price, value; merchandise selection and freshness; brand name recognition; customer service, reputation and store location. Our competitiveness is highly dependent on our effective execution of our off-price model of offering our customers a fresh, rapidly changing and attractive mix of merchandise delivering value. If we fail to compete effectively, our sales and results of operations could be adversely affected.

Failure to attract, train and retain quality associates in appropriate numbers, including key associates and management, as well as costs related to our labor force, could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, systems, distribution center and other associates in large numbers as well as experienced buying and management personnel.

Many of our associates are in entry level or part-time positions with historically high rates of turnover. Availability and skill of associates may differ across markets in which we do business and in new markets we enter, and our ability to meet our labor needs while controlling labor costs, including costs of providing retirement, health and other employee benefits, is subject to external factors such as unemployment levels, prevailing wage rates and minimum wage requirements, changing demographics, economic conditions, health and other insurance costs and the regulatory environment, including health care legislation, immigration law, and governmental labor and employment and employee benefits requirements. Certain associates in our distribution centers are members of unions and therefore subject us to the risk of labor actions of various kinds as well as risks and potential expenses associated with multiemployer plans, including from potential withdrawal liability and potential insolvency of other participating employers. Other associates are members of works councils, which may subject us to additional actions or expense. In addition, any failure of third parties that perform services on our behalf to comply with immigration, employment or other laws and regulations could damage our reputation or disrupt our ability to obtain needed labor. When wage rates or benefit levels increase in a market, failing to increase our wages or benefits competitively could result in a decline in the quality of our workforce, causing our customer service to suffer, while increasing our wages or benefits could cause our earnings to decrease.

Because of the distinctive nature of our off-price model, we must provide significant internal training and development for key associates across the company, including within our buying organization. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition in the retail industry generally and for talent in various geographic markets. If we do not continue to attract qualified individuals, train them in our business model, support their development and retain them, our performance could be adversely affected or our growth could be limited.

Global economic conditions may adversely affect our financial performance.

Global financial markets can experience extreme volatility, disruption and credit contraction, which adversely affect global economic conditions. Turmoil in the financial and credit markets or other changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital and could adversely affect plan asset values and investment performance, increasing our pension liabilities, expenses and funding requirements with respect to company-sponsored and multiemployer pension plans. Economic conditions, both on a global level and in particular markets, including unemployment, decreased disposable income and actual and perceived wealth, energy and health care costs, interest and tax rates and policies, weakness in the housing market, volatility in capital markets, decreased credit availability, inflation and deflation, as well as political or other factors beyond our control such as threats or possibilities of war, terrorism, global or national unrest, actual or threatened epidemics, and political instability may also have significant effects on consumer confidence and spending. Consumer spending, in turn, affects retail sales. These conditions and factors could adversely affect discretionary consumer spending and, although we believe our flexible off-price model helps us react, they may adversely affect our sales, cash flows and results of operations and performance.

Compromises of our data security could materially harm our reputation and business.

In the ordinary course of our business, we collect, store, process and transmit certain information from individuals, such as our customers and associates, including, for example, customer payment card and check information.

We suffered an unauthorized intrusion or intrusions (such intrusion or intrusions, collectively, the “Computer Intrusion”) into portions of our computer system that process and store information related to customer transactions, discovered late in 2006, in which we believe customer data were stolen. We have taken steps designed to further strengthen the security of our computer system and protocols and have instituted an ongoing program with respect to data security, consistent with a consent order with the Federal Trade Commission, to assess the ongoing effectiveness of our information security program and to maintain and enhance our program as appropriate. Nevertheless, there can be no assurance that we will not suffer a future data compromise, that unauthorized parties will not gain access to the information that we collect, store, process or transmit, or that any such data compromise or access will be discovered in a timely way.

We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of personal and/or confidential information. Further, the systems and processes currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the banking and payment card industry, not by us. This is also true for check information and approval. Computer hackers may, for example, attempt to penetrate our computer systems and, if successful, misappropriate customer or associate information or confidential business information of our company. In addition, an associate, contractor or third party with whom we do business or to whom we outsource business operations may fail to monitor the systems effectively, misuse the personal or confidential information to which they have access, attempt to circumvent our security measures in order to access or misappropriate such types of information or may purposefully or inadvertently cause a breach involving such information. Advances in computer and software technology and capabilities, new tools and other developments, including the increasing sophistication of cyber criminals generally, may increase the risk of such a breach.

Compromise of our data security or that of third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information and delays in detecting any such compromise or loss could disrupt our operations, damage our reputation and customers’ willingness to shop in our stores, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Failure to operate information systems and implement new technologies effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information systems, including data centers, hardware and software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to plan and track inventory flow, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer systems and the third-party systems we rely on are subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and design or usage errors by our associates or contractors. Although we seek to maintain our systems effectively and to successfully address the risk of compromises of the integrity, security and consistent operations of our systems, we may not be successful in doing so. Compromises, interruptions or shutdowns of our systems, including those managed by third parties, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.

We modify, update, and replace our systems and its infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to global systems; integrating new service providers, and adding enhanced or new functionality, such as for cloud computing technologies and for the continued operation and development of our e-commerce businesses; and adding new systems when we acquire new businesses. We also modify and change our procedures for, and add and change vendors and internal teams who assist us with, designing, implementing and maintaining our systems. Although we believe we are diligent in selecting systems, vendors and procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, with new or changed relationships and with changes from acquisitions, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems and diversion to internal teams’ attention as the changes are implemented. Potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new elements of our systems and its infrastructure could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our e-commerce websites could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption. The efficient operation and successful growth of our business depends upon our information systems, including our ability to operate and maintain them effectively, to select appropriate vendors to maintain or enhance them and to select and implement appropriate new technologies, systems, controls, hardware, software and applications and adequate disaster recovery systems successfully. The failure of our information systems and the third party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby harm our profitability.

As our business is subject to seasonal influences, a decrease in sales or margins during the second half of the year could have a disproportionately adverse effect on our operating results.

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

Both adverse and unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures, affect customers’ buying patterns and willingness to shop certain categories or at all, and accordingly, can adversely affect the demand for the merchandise in our stores, particularly in apparel and seasonal merchandise. Weather can also affect the ability to transport merchandise to our stores from our distribution and shipping centers or elsewhere in our supply chain efficiently or in a timely way. As a result, adverse or unseasonable weather in our markets could adversely affect our sales, increase markdowns and adversely affect our operating results.

Our results may be adversely affected by serious disruptions or catastrophic events.

Unforeseen public health issues, such as pandemics and epidemics, natural or other disasters, such as hurricanes, tornadoes, floods, earthquakes and other extreme weather and climate conditions, or fires, explosions and acts of war or terrorism, in any of our markets could disrupt our operations or the operations of one or more of our vendors or of our supply chain or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by affected distribution centers for a short or extended period of time. As a result, our business could be adversely affected.

Damage to our corporate reputation or those of our retail banners could adversely affect our sales and operating results.

We believe that building the brand reputation of our retail banners is important to our continuing success, and we expend resources building relationships with our customers through traditional and social media and other advertising and promotional activities. Our reputation is based, in part, on perceptions of subjective qualities, so incidents involving us, merchandise that we carry or our industry more generally that erode trust or confidence could adversely affect our reputation and our business, particularly if the incidents result in rapid or significant adverse publicity or governmental inquiry. Similarly, information about us, our retail banners and the merchandise we sell, including our licensed or owned brands, publicized through traditional or social media platforms and similar venues, including blogs, websites, and other forums for Internet-based communications that allow individuals almost immediate access to a broad audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is unverified or inaccurate. The reputation of our company and our retail banners may be damaged by adverse events at the corporate level or at our retail banners. Damage to the reputation of our company and our banners could result in declines in customer loyalty and sales, affect our vendor relationships, development opportunities and associate retention and otherwise adversely affect our business.

Issues with merchandise quality or safety could damage our reputation, sales and financial results.

Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we sell to consumers. Regulations and standards in this area, including those related to the U.S. Consumer Product Safety Improvement Act of 2008, state regulations like California’s Proposition 65, and similar legislation in other countries in which we operate, impose restrictions and requirements on the merchandise we sell in our stores and through e-commerce. These regulations change from time to time and new federal, state, provincial or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. If we are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our financial results. We rely on our vendors to provide quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their obligations to do so. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the quality and safety of merchandise, particularly with food, bath and body and children’s products, and issues with the genuineness of merchandise, or customer concerns about such issues, regardless of our fault, could cause damage to our reputation and could result in lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results.

Our expanding international operations may expose us to risks inherent in operating in new countries.

We have a significant retail presence in Canada and countries in Europe and have established buying offices around the world, and our goal is to continue to expand our operations into other international markets in the future (such as continued expansion in Europe). It can be costly and complex to establish, develop and maintain international operations and promote business in new international jurisdictions, which may differ significantly from the U.S. and other countries in which we currently operate. In addition to facing risks similar to our U.S. and current international operations, such as with regulations such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, we face additional risks inherent in operating in new countries, such as understanding the retail climate and trends, local customs and competitive conditions; and complying with relevant laws, rules and regulations; developing the appropriate infrastructure for local operations; as well as financial risks including currency exchange fluctuations and adverse tax consequences or limitations on the repatriation and investment of funds outside of the country where earned, which could have an adverse impact on our operations, profitability or liquidity. Complying with applicable laws and our own internal policies may require us to spend additional time and resources to implement new procedures and financial controls, conduct audits, train associates and third parties on our compliance methods or take other actions, which could adversely impact our operations.

We are subject to risks associated with importing merchandise from other countries.

Many of the products sold in our stores are sourced by our vendors and, to a lesser extent, by us, in many countries outside of the country where the stores are located, particularly southeastern Asia. Where we are the importer of record, we may be subject to regulatory or other requirements similar to those imposed upon the manufacturer of such products. We are subject to the various risks of importing merchandise from other countries and purchasing product made in other countries, such as:

—	potential disruptions in manufacturing, logistics and supply;

—	changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise;

—	strikes, threats of strikes and other events affecting delivery;

—	consumer perceptions of the safety of imported merchandise;

—	product compliance with laws and regulations of the destination country;

—	product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;

—	concerns about human rights, working conditions and other labor rights and conditions in countries where merchandise is produced or about transparent sourcing and supply chains;

—

compliance with laws and regulations including changing labor, environmental and other laws in those countries and those concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

—	exposure for product warranty and intellectual property issues; and

—	economic, political or other problems in countries from or through which merchandise is imported.

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, transport capacity and costs, systems issues, problems in third-party distribution and warehousing and other interruptions of the supply chain, compliance with laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to operating in non-U.S. jurisdictions and importing merchandise, there can be no assurance that contractors, agents, vendors or other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our operations or operating results.

Our results may be adversely affected by reduced availability or increases in the price of oil or other fuels, raw materials and other commodities.

Energy and fuel costs have fluctuated dramatically and had significant cost increases in the past, particularly the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we implement a hedging strategy designed to manage a portion of our transportation costs, that strategy may not be effective or sufficient and increases in oil and gasoline prices could adversely affect consumer spending and demand for our products and increase our operating costs, which could have an adverse effect on our performance. Increased regulation related to environmental costs, including cap and trade or other emissions management systems could also adversely affect our costs of doing business, including utility costs, transportation and logistics.

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

Additionally, we routinely enter into inventory-related derivative instruments to mitigate the impact of currency exchange rates on merchandise margins of merchandise purchases by our divisions denominated in currencies other than their local currencies. In accordance with GAAP, we evaluate the fair value of these derivative instruments and make mark-to-market adjustments at the end of each accounting period. These adjustments are of a much greater magnitude when there is significant volatility in currency exchange rates and may have a significant impact on our earnings.

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

Our operating results have fluctuated from quarter to quarter at points in the past, and they may continue to do so in the future. If we fail to increase our results over prior periods, to achieve our projected results or goals or to meet the expectations of securities analysts or investors, our share price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. Most of our operating expenses, such as rent expense and associate salaries, do not vary directly with the amount of our sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below our expectations for that quarter, we generally are not able to proportionately reduce operating expenses for that quarter, resulting in a disproportionate effect on our net income for the quarter. We maintain a forecasting process that seeks to project sales and align expenses. If we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our financial performance could be adversely affected. In addition, if we do not repurchase the number of shares we contemplated pursuant to our stock repurchase programs, our earnings per share may be adversely affected.

If we engage in mergers or acquisitions or investments in new businesses, or divest, close or consolidate any of our current businesses, our business will be subject to additional risks.

We may acquire new businesses, invest in or enter into joint ventures with other businesses, develop new businesses internally and divest, close or consolidate businesses. Acquisition, investment or divestiture activities may divert attention of management from operating the existing businesses, and we may not effectively evaluate target companies or investments or assess the risks, benefits and cost of buying, investing in or closing businesses or of the integration of acquired businesses, all of which can be difficult, time-consuming and dilutive. Acquisitions and investments may not meet our performance and other expectations and acquisition, investments, closings and divestitures may expose us to unexpected or greater-than-expected costs, liabilities and risks. Divestitures, closings and consolidations also involve risks, such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of an acquirer. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in a satisfactory manner could adversely affect our future results of operations and financial condition.

Failure to comply with existing laws, regulations and orders or changes in existing laws and regulations could negatively affect our business operations and financial performance.

We are subject to federal, state, provincial, regional and local laws, rules and regulations in the United States and other countries, any of which may change from time to time, as well as orders and assurances. These legal, regulatory and administrative requirements collectively affect multiple aspects of our business, from cost of health care and retirement benefits, workforce management, logistics, marketing, import/export, sourcing and manufacturing, data protection and others. If we fail to comply with these laws, rules, regulations and orders, we may be subject to fines or other costs or penalties, which could materially adversely affect our operations and our financial results and condition. Further, applicable accounting principles and interpretations may change from time to time, and the changes could have material effects on our reported financial results and condition.

We must also comply with new and changing laws and regulations, new regulatory initiatives, evolving interpretation of existing laws by judicial and regulatory authorities, and reforms in jurisdictions where we do business. These changes could increase our costs of compliance or of doing business and could adversely affect our operating results including those involving:

—	labor and employment benefits, including regarding labor unions and works councils;

—	health and welfare and financial regulations;

—	consumer protection and product safety;

—	data protection and privacy;

—	climate change, supply chain, energy and waste;

—	internet regulations, including e-commerce, electronic communications and privacy; and

—	protection of third party intellectual property rights.

Our results may be materially adversely affected by the outcomes of litigation, legal proceedings and other legal matters.

We are involved, or may in the future become involved, in legal proceedings, regulatory reviews, audits or other legal matters. These may involve inquiries, investigations, lawsuits and other proceedings by local, provincial, state and federal governmental entities (in the United States and other countries) and private plaintiffs, including with respect to tax, escheat, whistleblower claims, employment and employee benefits including classification, employment rights, discrimination, wage and hour and retaliation, securities, disclosure, real estate, tort, consumer protection, privacy, product safety, advertising, and intellectual property. There continue to be a number of employment-related lawsuits, including putative class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, litigation can be both time-consuming and disruptive to our operations and may cause significant expense and diversion of management attention. Legal and regulatory proceedings and investigations could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.

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

We are subject to the continuous examination of our tax returns and reports by federal, state, provincial and local tax authorities in the U.S. and foreign countries, and the examining authorities may challenge positions we take. We are engaged in various proceedings, which are at various stages, with such authorities with respect to assessments, claims, deficiencies and refunds. We regularly assess the likely outcomes of these proceedings to determine the adequacy and appropriateness of our provision for income taxes, and increase and decrease our provision as a result of these assessments. However, the developments in and actual results of proceedings or the result of rulings by or settlements with tax authorities and courts or due to changes in facts, law or legal interpretations, expiration of applicable statutes of limitations or other resolutions of tax positions could differ from the amounts we have accrued for such proceedings in either a positive or a negative manner, which could materially affect our effective income tax rate in a given financial period, the amount of taxes we are required to pay and our results of operations. In addition, we are subject to tax audits and examinations for payroll, value added, sales-based and other taxes relating to our businesses.

Our real estate leases generally obligate us for long periods, which subjects us to financial risks.

We lease virtually all of our store locations, generally for an initial term of ten years, with options to renew the term, and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate, which can adversely affect our results as, for example, was the case in the closure of various of our former operations. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally includes, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign leases or sublease space to third parties, we can remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when the lease term for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms.

We depend upon strong cash flows from our operations to supply capital to fund our operations, growth, stock repurchases and dividends and interest and debt repayment.

Our business depends upon our operations to continue to generate strong cash flow to supply capital to support our general operating activities, to fund our growth and our return of cash to stockholders through our stock repurchase programs and dividends, and to pay our interest and debt repayments. Our inability to continue to generate sufficient cash flows to support these activities or to repatriate cash from our international operations in a manner that is cost effective could adversely affect our growth plans and financial performance including our earnings per share. We borrow on occasion to finance our activities and if financing were not available to us in adequate amounts and on appropriate terms when needed, it could also adversely affect our financial performance.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We lease virtually all of our over 3,200 store locations, generally for 10-year terms with options to extend the lease term for one or more 5-year periods in the U.S. and Canada, and 10 to 15-year terms with options to end the lease after 5 or 10 years in Europe. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified payments.

The following is a summary of our primary owned and leased distribution centers and primary administrative office locations as of February 1, 2014. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied.

Distribution Centers

Marmaxx
T.J. Maxx	Worcester, Massachusetts	494,000 s.f.—owned
	Evansville, Indiana	989,000 s.f.—owned
	Las Vegas, Nevada	713,000 s.f. – owned
	Charlotte, North Carolina	595,000 s.f.—owned
	Pittston Township, Pennsylvania	1,017,000 s.f.—owned

Marshalls	Decatur, Georgia	780,000 s.f.—owned
	Woburn, Massachusetts	472,000 s.f.—leased
	Bridgewater, Virginia	562,000 s.f.—leased
	Philadelphia, Pennsylvania	1,001,000 s.f. – leased
	Phoenix, Arizona	1,139,000 s.f.—owned

HomeGoods	Brownsburg, Indiana	805,000 s.f.—owned
	Bloomfield, Connecticut	803,000 s.f.—owned

TJX Canada	Brampton, Ontario	506,000 s.f.—leased
	Mississauga, Ontario	679,000 s.f.—leased

TJX Europe	Wakefield, England	176,000 s.f.—leased
	Stoke, England	261,000 s.f.—leased
	Walsall, England	274,000 s.f.—leased
	Bergheim, Germany	322,000 s.f.—leased
	Wroclaw, Poland	303,000 s.f.—leased

Office Space

Corporate, Marmaxx, HomeGoods	Framingham and Marlborough, Massachusetts	1,576,000 s.f.—owned in several buildings

TJX Canada	Mississauga, Ontario	198,000 s.f.—leased

TJX Europe	Watford, England	154,000 s.f.—leased
	Dusseldorf, Germany	29,000 s.f.—leased

Sierra Trading Post, acquired late in fiscal 2013, owns two fulfillment centers in Wyoming totaling approximately 300,000 square feet and a 60,000 square foot home office facility in Cheyenne, Wyoming.

ITEM 3. Legal Proceedings

TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes, including alleged misclassification of positions as exempt from overtime, alleged entitlement to additional wages for alleged off-the-clock work by hourly employees and alleged failure to pay all wages due upon termination. The lawsuits are in various procedural stages and seek unspecified monetary damages, injunctive relief and attorneys’ fees.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low sale prices for our common stock for fiscal 2014 and fiscal 2013 are as follows:

	Fiscal 2014		Fiscal 2013
Quarter	High	Low	High	Low
First	$49.71	$43.43	$42.56	$33.41
Second	$54.08	$48.71	$45.39	$39.46
Third	$61.29	$50.31	$46.67	$40.38
Fourth	$64.38	$56.47	$45.64	$40.08

The approximate number of common shareholders at February 1, 2014 was 142,700.

Our Board of Directors declared four quarterly dividends of $0.145 per share for fiscal 2014 and $0.115 per share for fiscal 2013. While our dividend policy is subject to periodic review by our Board of Directors, we are currently planning to pay a $0.175 per share quarterly dividend in fiscal 2015, subject to declaration and approval by our Board of Directors, and currently intend to continue to pay comparable dividends in the future.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2014 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(1) (a)	Average Price Paid Per Share(2) (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(3) (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)
November 3, 2013 through November 30, 2013	1,645,791	$62.57	1,645,791	$1,321,755,068
December 1, 2013 through January 4, 2014	3,165,900	$62.54	3,165,900	$1,123,760,477
January 5, 2014 through February 1, 2014	2,491,326	$61.81	2,491,326	$969,760,788
Total:	7,303,017		7,303,017

(1)	Repurchased under publicly announced stock repurchase programs.

(2)	Includes commissions for the shares repurchased under stock repurchase programs.

(3)

During the third quarter of fiscal 2014, TJX completed the $2 billion program authorized in January 2012 and initiated a $1.5 billion stock repurchase program announced in February 2013. Under this program, we repurchased a total of 8.6 million shares (including 7.3 million in the fourth quarter) at a cost of $530 million in fiscal 2014 and as of February 1, 2014 approximately $970 million remained available for purchase. Additionally, on February 26, 2014, we announced our 15th stock repurchase program authorizing an additional $2.0 billion in repurchases from time to time.

ITEM 6. Selected Financial Data

Dollars in millions	Fiscal Year Ended January
except per share amounts	2014	2013	2012	2011	2010
		(53 Weeks)
Income statement and per share data:
Net sales	$27,423	$25,878	$23,191	$21,942	$20,288
Income from continuing operations	$2,137	$1,907	$1,496	$1,340	$1,214
Weighted average common shares for diluted earnings per share calculation (in thousands)(1)	726,376	747,555	773,772	812,826	855,239
Diluted earnings per share from continuing operations(1)	$2.94	$2.55	$1.93	$1.65	$1.42
Cash dividends declared per share(1)	$0.58	$0.46	$0.38	$0.30	$0.24
Balance sheet data:
Cash and cash equivalents	$2,150	$1,812	$1,507	$1,742	$1,615
Working capital	$2,550	$1,951	$2,069	$1,966	$1,909
Total assets	$10,201	$9,512	$8,282	$7,972	$7,464
Capital expenditures	$947	$978	$803	$707	$429
Long-term obligations(2)	$1,274	$775	$785	$788	$790
Shareholders’ equity	$4,230	$3,666	$3,209	$3,100	$2,889
Other financial data:
After-tax return (continuing operations) on average shareholders’ equity	54.1%	55.5%	47.4%	44.7%	48.3%
Total debt as a percentage of total capitalization(3)	23.2%	17.4%	19.7%	20.3%	21.5%
Stores in operation:
In the United States:
T.J. Maxx	1,079	1,036	983	923	890
Marshalls	942	904	884	830	813
Sierra Trading Post	4	4	—	—	—
HomeGoods	450	415	374	336	323
A.J. Wright(4)	—	—	—	142	150
In Canada:
Winners	227	222	216	215	211
HomeSense	91	88	86	82	79
Marshalls	27	14	6	—	—
In Europe:
T.K. Maxx	371	343	332	307	263
HomeSense	28	24	24	24	14

Total	3,219	3,050	2,905	2,859	2,743

Selling square footage (in thousands):
In the United States:
T.J. Maxx	24,712	23,894	22,894	21,611	20,890
Marshalls	23,092	22,380	22,042	20,912	20,513
Sierra Trading Post	83	83	—	—	—
HomeGoods	8,865	8,210	7,391	6,619	6,354
A.J. Wright(4)	—	—	—	2,874	3,012
In Canada:
Winners	5,196	5,115	5,008	4,966	4,847
HomeSense	1,748	1,698	1,670	1,594	1,527
Marshalls	666	363	162	—	—
In Europe:
T.K. Maxx	8,383	7,830	7,588	7,052	6,106
HomeSense	464	411	402	402	222

Total	73,209	69,984	67,157	66,030	63,471

(1)	Fiscal 2011 and fiscal 2010 have been restated to reflect the two-for-one stock split effected in February 2012.

(2)	Includes long-term debt, exclusive of current installments and capital lease obligation, less portion due within one year.

(3)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligation, including current maturities.

(4)	As a result of the consolidation of the A.J. Wright chain, all A.J. Wright stores ceased operations by the end of February 2011.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows relates to our 52-week fiscal year ended February 1, 2014 (fiscal 2014), our 53-week fiscal year ended February 2, 2013 (fiscal 2013) and our 52-week fiscal year ended January 28, 2012 (fiscal 2012).

OVERVIEW

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,200 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX Europe (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe). Late in fiscal 2013 TJX acquired Sierra Trading Post (STP), a leading off-price Internet retailer, which operates four stores and sierratradingpost.com in the U.S. The results of STP have been reported with the Marmaxx segment.

Fiscal 2014 was another successful year for TJX as we posted solid gains in same store sales, net sales and earnings per share on top of strong increases in both fiscal 2013 and fiscal 2012. We increased our e-commerce presence by launching our new e-commerce website tjmaxx.com during the third quarter of fiscal 2014 and successfully transitioned STP into the TJX family. We continued our focus on operating with lean inventory levels and reinvesting in our business by adding new stores, remodeling existing ones and strengthening our infrastructure to support our next level of growth. We also continued using cash to return value to our shareholders. Highlights of our financial performance for fiscal 2014 include the following:

—

Same store sales, on a 52-week basis, increased 3% in fiscal 2014 over an increase of 7% in fiscal 2013 and an increase of 4% in fiscal 2012. The fiscal 2014 increase was driven by an increase in the value of average ticket (average unit retail) and a slight increase in customer traffic.

—

Net sales increased to $27.4 billion for fiscal 2014, up 6% over the 53-week fiscal period last year. The 53rd week increased net sales by 2% in fiscal 2013. At February 1, 2014, the number of stores in operation increased 6% and selling square footage was up 5% over the end of fiscal 2013.

—

Earnings per share for fiscal 2014 were $2.94 per diluted share, up 15% compared to $2.55 per diluted share in fiscal 2013. This year’s earnings were favorably impacted by $0.11 per share from tax benefits in the third quarter, while the 53rd week in fiscal 2013 added approximately $0.08 per share to that year’s earnings.

—

Our fiscal 2014 pre-tax margin (the ratio of pre-tax income to net sales) was 12.1%, a 0.2 percentage point increase compared to our fiscal 2013 pre-tax margin, which benefitted from the 53rd week by approximately 0.2 percentage points.

—

Our cost of sales ratio for fiscal 2014 improved 0.1 percentage point to 71.5% compared to our fiscal 2013 ratio, which benefitted from the 53rd week by approximately 0.2 percentage points. The improvement over last year was primarily due to levering of expenses on the 3% comp sales increase.

—	Our selling, general and administrative expense ratio for fiscal 2014 decreased 0.1 percentage point from 16.4% in fiscal 2013 to 16.3%.

—

Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, were down 8% at the end of fiscal 2014.

—

During fiscal 2014, we repurchased 27.0 million shares of our common stock for $1.5 billion. Earnings per share reflect the benefit of the stock repurchase program. In January 2014, our Board of Directors authorized our 15th stock repurchase program for an additional $2 billion.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. Adjusted measures exclude certain items affecting comparability. See “Adjusted Financial Measures” below.

Net sales: Consolidated net sales for fiscal 2014 totaled $27.4 billion, a 6% increase over $25.9 billion in fiscal 2013. The increase reflected a 4% increase from new stores, a 3% increase from same store sales and a 1% increase from STP, offset by a 2% decrease attributable to the 53rd week included in fiscal 2013. Foreign currency exchange rates had an immaterial impact on fiscal 2014 net sales. Consolidated net sales for fiscal 2013 totaled $25.9 billion, a 12% increase over $23.2 billion in fiscal 2012. The increase reflected a 7% increase from same store sales, a 3% increase from new stores and a 2% increase from the impact of the 53rd week in the fiscal 2013 calendar. Foreign currency exchange rates had an immaterial impact on fiscal 2013 net sales.

Same store sales increases in the U.S. for fiscal 2014 were driven by an increase in average ticket as well as a slight increase in customer traffic. We believe unfavorable weather in many regions where we operate had a negative impact on sales during the first and fourth quarters of fiscal 2014. Sales from jewelry and accessories, and home fashions performed particularly well in fiscal 2014. Geographically, in the U.S., sales were strongest in the West Coast and Florida. Same store sales at TJX Europe were above the consolidated average while same store sales at TJX Canada were below the consolidated average.

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

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance. We define customer traffic to be the number of transactions in stores included in the same store sales calculation and define average ticket to be the average retail price of the units sold. We define average transaction to be the average dollar value of transactions included in the same store sales calculation.

The following table sets forth our consolidated operating results from continuing operations as a percentage of net sales on an as reported and as adjusted basis:

	Percentage of Net Sales Fiscal Year 2014	Percentage of Net Sales Fiscal Year 2013	Percentage of Net Sales Fiscal Year 2012

	As reported	As reported	As reported	As adjusted*

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.5	71.6	72.7	72.6
Selling, general and administrative expenses	16.3	16.4	16.8	16.5
Interest expense, net	0.1	0.1	0.2	0.2

Income before provision for income taxes**	12.1%	11.9%	10.4%	10.7%

Diluted earnings per share	$2.94	$2.55	$1.93	$1.99

*	See “Adjusted Financial Measures” below.

**	Figures may not foot due to rounding.

Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency exchange rates affect our reported results are as follows:

—

Translation of foreign operating results into U.S. dollars: In our financial statements, we translate the operations of TJX Canada and TJX Europe from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at essentially the same rates within a given period.

—

Inventory hedges: We routinely enter into inventory-related hedging instruments to mitigate the impact on earnings of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Europe and TJX Canada. As we have not elected “hedge accounting” for these instruments as defined by U.S. generally accepted accounting principles (GAAP), we record a mark-to-market gain or loss on the derivative instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these derivatives does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.5% in fiscal 2014, 71.6% in fiscal 2013 and 72.7% in fiscal 2012. The 53rd week in fiscal 2013, which benefitted that year’s expense ratio by approximately 0.2 percentage points, impacts year-over-year comparisons. The 0.1 percentage point improvement in this ratio for fiscal 2014 was primarily due to slight expense leverage in buying and occupancy costs, as merchandise margins were comparable to the prior year.

The 1.1 percentage point improvement in this ratio for fiscal 2013 was primarily due to improved merchandise margins, driven by lower markdowns, as well as expense leverage on the strong same store sales increase and the approximately 0.2 percentage points benefit from the 53rd week in fiscal 2013.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales were 16.3% in fiscal 2014, 16.4% in fiscal 2013 and 16.8% in fiscal 2012. On an adjusted basis, this ratio was 16.5% in fiscal 2012. The improvement in this ratio for fiscal 2014 was primarily due to year-over-year favorability from a combination of items that negatively impacted last year’s expense ratio as described below.

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

Interest expense, net: The components of interest expense, net for the last three fiscal years are summarized below:

	Fiscal Year Ended
Dollars in thousands	February 1, 2014	February 2, 2013	January 28, 2012
Interest expense	$57,084	$48,582	$49,276
Capitalized interest	(10,993)	(7,750)	(2,593)
Interest (income)	(15,010)	(11,657)	(11,035)
Interest expense, net	$31,081	$29,175	$35,648

Interest expense, net increased in fiscal 2014 as a result of the interest cost of the $500 million 2.50% ten-year notes that were issued on May 2, 2013, partially offset by an increase in interest income and an increase in capitalized interest on major capital projects that have not yet been placed in service.

Income taxes: Our effective annual income tax rate was 35.6% in fiscal 2014, 38.0% in fiscal 2013 and 38.0% in fiscal 2012. The decrease in the fiscal 2014 effective income tax rate as compared to fiscal 2013 was primarily due to fiscal 2014 third quarter tax benefits of approximately $80 million, which were primarily due to a reduction in our reserve for uncertain tax positions as a result of settlements with state taxing authorities and the reversal of valuation allowances against foreign net operating loss carryfowards. See Note L to the consolidated financial statements for more information. These benefits reduced the fiscal 2014 effective income tax rate by 1.4 percentage points and 0.8 percentage points respectively. TJX’s effective rate remained constant for fiscal 2013 as compared to fiscal 2012. The fiscal 2013 effective tax rate benefitted from an increase in foreign earnings, which are taxed at lower rates, but this benefit was offset by the absence of the benefit in fiscal 2012 due to a net reduction in federal and state tax reserves.

Net income and diluted earnings per share: Net income was $2.1 billion in fiscal 2014, a 12% increase over $1.9 billion in fiscal 2013, which in turn was a 27% increase over $1.5 billion in fiscal 2012. Diluted earnings per share were $2.94 in fiscal 2014, $2.55 in fiscal 2013 and $1.93 in fiscal 2012. The tax benefits referred to above added $0.11 per share to net income for fiscal 2014, while the 53rd week benefitted fiscal 2013 earnings per share by $0.08 per share. Foreign currency exchange rates also affected the comparability of our results. Foreign currency exchange rates had a $0.01 negative impact on earnings per share in fiscal 2014 as compared to fiscal 2013 and an immaterial impact on earnings per share in fiscal 2013 as compared to fiscal 2012.

Our stock repurchase program, which reduces our weighted average diluted shares outstanding, benefits our earnings per share. We repurchased 27.0 million shares of our stock at a cost of $1.5 billion in fiscal 2014, 30.6 million shares of our stock at a cost of $1.3 billion in fiscal 2013 and 49.7 million shares of our stock at a cost of $1.4 billion in fiscal 2012.

Adjusted Financial Measures: In addition to presenting financial results in conformity with GAAP, we are also presenting certain measures on an “adjusted” basis. We have adjusted certain measures for fiscal 2012 by excluding costs related to the A.J. Wright consolidation incurred in fiscal 2012. These costs include store closing costs, additional operating losses related to the A.J. Wright stores closed in fiscal 2012 and the costs incurred by the Marmaxx and HomeGoods segments to convert former A.J. Wright stores to their banners and hold grand re-opening events for these stores.

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

Reconciliation of the adjusted financial measures to the financial measures in accordance with GAAP for fiscal 2012 is provided below:

	Fiscal Year 2012				Fiscal Year 2012
	As reported				As adjusted
Dollars in millions, except per share data	U.S.$	% of Net Sales	Adjustments		U.S.$*	% of Net Sales
Net sales	$23,191		$(9	)(1)	$23,182
Cost of sales, including buying and occupancy costs	16,854	72.7%	(16	)(2)	16,838	72.6%
Gross profit margin	—	27.3%			—	27.4%
Selling, general and administrative expenses	3,890	16.8%	(63	)(3)	3,828	16.5%
Income before provision for income taxes	$2,411	10.4%	$69		$2,481	10.7%
Diluted earnings per share	$1.93		$0.06	(4)	$1.99
*	Figures may not cross-foot due to rounding.

(1)	Sales of A.J. Wright stores prior to closing ($9 million).

(2)	Cost of sales, including buying and occupancy costs of A.J. Wright prior to closing ($15 million) and applicable conversion costs of A.J. Wright stores converted to Marmaxx and HomeGoods banners ($1 million).

(3)	Operating costs of A.J. Wright prior to closing and costs to close A.J. Wright stores not converted to other banners ($44 million) and applicable conversion and grand re-opening costs for A.J. Wright stores converted to Marmaxx and HomeGoods banners ($19 million).

(4)	Impact on earnings per share of operating loss and closing costs of A.J. Wright stores ($0.04 per share) and conversion and grand re-opening costs at Marmaxx and HomeGoods ($0.02 per share). 2012 effective tax rate used in computation.

The costs to convert A.J. Wright stores to other banners and to hold grand re-openings affected our Marmaxx and HomeGoods segments in fiscal 2012. A reconciliation of adjusted segment margin, a non-GAAP financial measure, to segment margin as reported in accordance with GAAP for each of these segments is as follows:

	Fiscal 2012				Fiscal 2012
	As reported				As adjusted
	U.S.$ in Millions	% of Net Sales	Adjustments		U.S.$ in Millions*	% of Net Sales
Marmaxx segment profit	$2,073	13.5%	$17	(1)	$2,090	13.6%
HomeGoods segment profit	$234	10.4%	$3	(2)	$238	10.6%
*	Figures may not cross-foot due to rounding.

(1)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a T.J. Maxx or Marshalls store.

(2)	Conversion costs and grand re-opening costs for A.J. Wright stores converted to a HomeGoods store.

Segment information: We operate four main business segments. Marmaxx (T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. Late in fiscal 2013 we acquired STP, an off-price Internet retailer in the U.S. The results of STP have been reported with our Marmaxx segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Fiscal Year Ended
Dollars in millions	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$17,929.6	$17,011.4	$15,367.5
Segment profit	$2,612.7	$2,486.3	$2,073.4
Segment profit as a percentage of net sales	14.6%	14.6%	13.5%
Adjusted segment profit as a percentage of net sales*	n/a	n/a	13.6%
Increase in same store sales	3%	6%	5%
Stores in operation at end of period
T.J. Maxx	1,079	1,036	983
Marshalls	942	904	884

Total Marmaxx	2,021	1,940	1,867

Selling square footage at end of period (in thousands)
T.J. Maxx	24,712	23,894	22,894
Marshalls	23,092	22,380	22,042

Total Marmaxx	47,804	46,274	44,936

*	See “Adjusted Financial Measures” above.

At February 1, 2014 and February 2, 2013 STP operated 4 stores with a selling square footage of 83,000.

Net sales at Marmaxx increased 5% in fiscal 2014 as compared to fiscal 2013. Same store sales for Marmaxx were up 3% in fiscal 2014, on top of a 6% increase in the prior year. Same store sales growth at Marmaxx for fiscal 2014 was driven by an increase in average ticket. We believe severe winter weather in many regions of the country, particularly in the fourth quarter, impacted our sales in fiscal 2014. Same store sales were above the chain average for home fashions, and while apparel overall was below the chain average, within apparel, jewelry and accessories were well above the average. Geographically, same store sales were strongest in the West Coast and Florida. In addition, in the third quarter of fiscal 2014 we launched our new e-commerce site, tjmaxx.com.

Same store sales for Marmaxx were up 6% in fiscal 2013, on top of a 5% increase in the prior year. Same store sales growth at Marmaxx for fiscal 2013 was driven by an increase in customer traffic, with both apparel and home fashions posting solid same store sales gains. Geographically, same store sales were strong throughout the country.

Segment margin in fiscal 2014 was 14.6%, flat compared to fiscal 2013. The 53rd week increased the fiscal 2013 segment margin by approximately 0.2 percentage points. Excluding the extra week last year, the improvement in segment margin was primarily due to an increase in merchandise margin for fiscal 2014, despite higher markdowns taken in the fourth quarter. Fiscal 2014 segment margin was reduced by 0.2 percentage points due to the impact of our e-commerce businesses but this decline in margin was largely offset by the benefit of some expense leverage and reduced incentive compensation costs as compared to the prior year.

Segment margin was up 1.1 percentage points to 14.6% for fiscal 2013 compared to 13.5% for fiscal 2012. This increase was primarily due to a 0.6 percentage point improvement in merchandise margin, largely due to lower markdowns. The fiscal 2013 segment margin also benefitted from expense leverage (particularly occupancy costs, which improved by 0.4 percentage points) on strong same store sales growth and the 53rd week which increased the fiscal 2013 segment margin by approximately 0.2 percentage points.

In fiscal 2015, we expect to open approximately 75 new Marmaxx stores (net of closings) and increase selling square footage by approximately 3%.

HomeGoods

	Fiscal Year Ended
Dollars in millions	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$2,993.7	$2,657.1	$2,244.0
Segment profit	$386.5	$324.6	$234.4
Segment profit as a percentage of net sales	12.9%	12.2%	10.4%
Adjusted segment profit as a percentage of net sales*	n/a	n/a	10.6%
Increase in same store sales	7%	7%	6%
Stores in operation at end of period	450	415	374
Selling square footage at end of period (in thousands)	8,865	8,210	7,391
*	See “Adjusted Financial Measures” above.

HomeGoods’ net sales increased 13% in fiscal 2014 compared to fiscal 2013, on top of an 18% increase in fiscal 2013 when compared to fiscal 2012. Same store sales increased 7% in fiscal 2014, on top of a same store sales increase of 7% in fiscal 2013. Same store sales growth was driven by an increase in the value of the average transaction along with an increase in customer traffic for fiscal 2014, while same store sales growth in fiscal 2013 was driven by an increase in customer traffic and to a lesser extent, an increase in the value of the average transaction.

Segment profit margin for fiscal 2014 was 12.9%, up from 12.2% for fiscal 2013. The increase was driven by expense leverage on the 7% same store sales increase, primarily buying and occupancy costs. Segment profit margin for fiscal 2013 was 12.2%, up from 10.4% for fiscal 2012. The increase was also driven by expense leverage on the 7% same store sales increase, particularly occupancy and administrative costs, as well as an increase in merchandise margins. The 53rd week increased the fiscal 2013 segment margin by approximately 0.2 percentage points. Adjusted segment profit margin for fiscal 2012 (which excludes the A.J. Wright conversion costs) was 10.6%.

In fiscal 2015, we plan a net increase of approximately 35 HomeGoods stores and plan to increase selling square footage by approximately 7%.

A.J. Wright

In the first quarter of fiscal 2012, we completed the consolidation of A.J. Wright, our former off-price chain targeting lower middle income customers, converting 90 of the A.J. Wright stores to T.J. Maxx, Marshalls or HomeGoods banners and closing A.J. Wright’s remaining 72 stores, two distribution centers and home office. These closing costs (primarily lease-related obligations) and A.J. Wright operating losses totaled $49.3 million and were reported as an A.J. Wright segment loss in the first quarter of fiscal 2012. Due to the anticipated migration of A.J. Wright customers to our other U.S. segments, A.J. Wright was not treated as a discontinued operation for financial reporting purposes.

International Segments:

TJX Canada

	Fiscal Year Ended
U.S. Dollars in millions	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$2,877.8	$2,926.0	$2,680.1
Segment profit	$405.4	$414.9	$348.0
Segment profit as a percentage of net sales	14.1%	14.2%	13.0%
Increase (decrease) in same store sales	0%	5%	(1)%
Stores in operation at end of period
Winners	227	222	216
HomeSense	91	88	86
Marshalls	27	14	6
Total	345	324	308

Selling square footage at end of period (in thousands)
Winners	5,196	5,115	5,008
HomeSense	1,748	1,698	1,670
Marshalls	666	363	162
Total	7,610	7,176	6,840

Net sales for TJX Canada decreased 2% in fiscal 2014 as compared to fiscal 2013. Currency translation negatively impacted sales growth by $121 million, or 4 percentage points, in fiscal 2014, as compared to last year. On a constant currency basis, net sales for fiscal 2014 increased 2% as compared to fiscal 2013. Same store sales were flat in fiscal 2014 compared to an increase of 5% in fiscal 2013. We believe that unfavorable weather in the first and fourth quarters had a negative impact on same store sales. Net sales for TJX Canada increased 9% in fiscal 2013 as compared to fiscal 2012. Currency translation negatively impacted sales growth by 1 percentage point in fiscal 2013, as compared to the same period in the prior year. Same store sales increased 5% in fiscal 2013 compared to a decrease of 1% in fiscal 2012.

Segment profit margin decreased 0.1 percentage point to 14.1% in fiscal 2014. The decrease in segment margin was due to expense deleverage on the flat same store sales, particularly occupancy and administrative costs and the absence of the 53rd week which benefitted fiscal 2013 segment margin by 0.2 percentage points. These factors more than offset the year-over-year favorable impact of the mark-to-market adjustment on inventory-related hedges of $14 million and an increase in merchandise margin. Merchandise margin increased for the full year in fiscal 2014 despite the negative impact on fourth quarter merchandise margins caused by the decline in the value of the Canadian dollar. TJX Canada buys a significant portion of its merchandise in U.S. dollars. While our inventory hedges help mitigate the impact of currency fluctuations, during fiscal 2014, the value of the Canadian dollar depreciated more dramatically beyond the hedges we placed throughout the year and effectively increased the cost of merchandise bought in U.S. dollars during the latter half of fiscal 2014.

Segment profit for fiscal 2013 increased to $414.9 million, and segment profit margin increased 1.2 percentage points to 14.2%. The improvement in segment margin was driven by increased merchandise margin, largely due to lower markdowns. This increase in segment margin was partially offset by increased incentive compensation accruals in fiscal 2013 as compared to fiscal 2012. Foreign currency translation and the mark-to-market adjustment on inventory-related hedges did not have a significant impact on fiscal 2013 segment profit and segment margin.

We expect to add a net of approximately 20 stores in Canada in fiscal 2015, including 10 new Marshalls stores, and plan to increase selling square footage by approximately 5%.

TJX Europe

	Fiscal Year Ended
U.S. Dollars in millions	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$3,621.6	$3,283.9	$2,890.7
Segment profit	$275.5	$215.7	$68.7
Segment profit as a percentage of net sales	7.6%	6.6%	2.4%
Increase in same store sales	6%	10%	2%
Stores in operation at end of period
T.K. Maxx	371	343	332
HomeSense	28	24	24

Total	399	367	356

Selling square footage at end of period (in thousands)
T.K. Maxx	8,383	7,830	7,588
HomeSense	464	411	402

Total	8,847	8,241	7,990

Net sales for TJX Europe increased 10% in fiscal 2014 to $3.6 billion compared to $3.3 billion in fiscal 2013. Currency translation had an immaterial impact on sales growth in fiscal 2014. Fiscal 2014 same store sales increased 6% compared to an increase of 10% in fiscal 2013. The increase in same store sales for fiscal 2014 was driven by an increase in customer traffic along with an increase in the average transaction. Net sales for TJX Europe increased 14% in fiscal 2013 to $3.3 billion compared to $2.9 billion in fiscal 2012. Currency translation negatively impacted fiscal 2013 sales growth by 2 percentage points. Fiscal 2013 same store sales increased 10% compared to an increase of 2% in fiscal 2012.

Segment profit increased 28% to $275.5 million for fiscal 2014, and segment profit margin increased to 7.6%. The improvement in segment margin was due primarily to expense leverage on strong same store sales, particularly occupancy and buying costs and a lower incentive compensation accrual. The mark-to-market adjustment on inventory hedges had a negative impact of 0.3 percentage points and the 53rd week last year had a negative impact of 0.2 percentage points, on the year-over-year comparison of segment margin for fiscal 2014.

Segment profit more than tripled to $215.7 million for fiscal 2013, and segment profit margin increased to 6.6%. The improvements we saw in the fourth quarter of fiscal 2012 in this segment’s performance as we slowed growth and re-focused on off-price fundamentals continued throughout fiscal 2013. More than half of the improvement in segment margin came from improved merchandise margins, which was virtually all due to lower markdowns. Segment profit and segment margin for fiscal 2013 as compared to fiscal 2012, benefitted from the absence of the fiscal 2012 charges for closing an office facility and the write-off of certain technology systems and other adjustments. The impact of foreign currency translation and the mark-to-market adjustment on inventory-related hedges was immaterial for fiscal 2013.

We expect to add approximately 40 net stores in Europe in fiscal 2015 and plan to increase selling square footage by approximately 9%.

General Corporate Expense:

	Fiscal Year Ended
Dollars in millions	February 1, 2014	February 2, 2013	January 28, 2012
General corporate expense	$329.5	$335.0	$228.3

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments and is included in selling, general and administrative expenses. Overall general corporate expense in fiscal 2014 decreased slightly from the prior year. This decrease was primarily due to the absence in fiscal 2014 of approximately $56 million of costs incurred in fiscal 2013 (described below). This decline in general corporate expense was largely offset by increases in systems and technology costs, stock compensation and costs relating to our home office relocations.

General corporate expense for fiscal 2013 included contributions to the TJX Foundation, an adjustment to our reserve for former operations and the acquisition costs of STP. These items account for $56 million of the increase in general corporate expense as compared to fiscal 2012. In addition, general corporate expense for fiscal 2013 includes increased incentive compensation accruals under our performance-based plans, additional investments in systems and technology and additional costs related to the expansion of our home office facilities.

Liquidity and Capital Resources

Operating activities: Net cash provided by operating activities was $2,590 million in fiscal 2014, $3,046 million in fiscal 2013 and $1,916 million in fiscal 2012. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.

Operating cash flows for fiscal 2014 decreased $456 million compared to fiscal 2013. Net income plus the non-cash impact of depreciation provided cash of $2,686 million in fiscal 2014 compared to $2,416 million in fiscal 2013, an increase of $270 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $117 million in fiscal 2014, compared to a source of cash of $239 million in fiscal 2013. This unfavorable impact of $356 million in year-over-year cash flow from operations was primarily due to the timing of the acquisition and payment of year-end inventory. The change in accrued expenses and other liabilities unfavorably impacted cash flows by $30 million in fiscal 2014 versus a favorable impact of $269 million in fiscal 2013. This unfavorable impact of $299 million in year-over-year cash flow from operations reflects the change in accrued incentive compensation and a reduction in our reserve for uncertain tax positions as the result of a settlement with tax authorities. Additionally, operating cash flows decreased by $165 million year-over-year due to the change in income taxes payable which was partially offset by an increase in operating cash flows of $81 million from the change in accounts receivable and prepaid expenses.

Operating cash flows for fiscal 2013 increased $1,130 million compared to fiscal 2012. Net income plus the non-cash impact of depreciation and impairment charges provided cash of $2,427 million in fiscal 2013 compared to $1,995 million in fiscal 2012, an increase of $432 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a source of cash of $239 million in fiscal 2013, compared to a use of cash of $224 million in fiscal 2012. This change was attributable to faster inventory turns and a reduction in consolidated inventories on a per-store basis, including the distribution centers, which was down 6% at the end of fiscal 2013 as compared to fiscal 2012 (excluding STP). The increase in accrued expenses and other liabilities favorably impacted cash by $269 million in fiscal 2013 versus $14 million in fiscal 2012, which was primarily driven by an increase in accrued incentive compensation and accrued pension. Additionally, operating cash flows increased by $48 million year-over-year due to the change in deferred income tax provision and income taxes payable which was largely offset by a reduction in operating cash flows of $47 million due to an increase in accounts receivable and prepaid expenses. The increase in prepaid expenses was primarily due to the timing of rental payments.

We have a reserve for the remaining future obligations of operations we have closed, sold or otherwise disposed of including, among others, Bob’s Stores and A.J. Wright. The majority of these obligations relate to real estate leases associated with these operations. The reserve balance was $31.4 million at February 1, 2014 and $45.2 million at February 2, 2013. The cash flows required to satisfy obligations of former operations are classified as a reduction in cash provided by operating activities. See Note C to the consolidated financial statements for more information.

Investing activities: Our cash flows for investing activities include capital expenditures for the last three fiscal years as set forth in the table below:

	Fiscal Year Ended
In millions	February 1, 2014	February 2, 2013	January 28, 2012
New stores	$185.4	$170.7	$211.6
Store renovations and improvements	308.0	282.7	319.8
Office and distribution centers	453.3	524.8	271.9

Capital expenditures	$946.7	$978.2	$803.3

We expect that we will spend approximately $975 million on capital expenditures in fiscal 2015, including approximately $466 million for our offices and distribution centers (including buying and merchandising systems and information systems) to support growth, $299 million for store renovations and $210 million for new stores. We plan to fund these expenditures through internally generated funds.

We also purchased short-term investments that had initial maturities in excess of 90 days which, per our policy, are not classified as cash on the consolidated balance sheets presented. In fiscal 2014, we purchased $478 million of such short-term investments, compared to $356 million in fiscal 2013. Additionally, $387 million of such short-term investments were sold or matured during fiscal 2014 compared to $213 million last year.

Investing activities for fiscal 2013 also included the net cash paid in December 2012 for the acquisition of STP, an off-price Internet retailer. During fiscal 2014, after customary post-closing adjustments, the estimated purchase price was reduced by $3 million. The final purchase price, net of cash acquired was $188 million. See Note B to the consolidated financial statements for more information.

Financing activities: Cash flows from financing activities resulted in net cash outflows of $1,144 million in fiscal 2014, $1,476 million in fiscal 2013 and $1,336 million in fiscal 2012.

In fiscal 2014 we issued $500 million of 2.5% ten-year notes generating proceeds, net of debt issuance expenses and fees, of $495 million. See Note K to the consolidated financial statements for more information.

TJX repurchased and retired 27.0 million shares of its common stock at a cost of $1.5 billion during fiscal 2014, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. Under our stock repurchase programs, we spent $1,471 million to repurchase 27.3 million shares of our stock in fiscal 2014, $1,345 million to repurchase 32.0 million shares of our stock in fiscal 2013 and $1,321 million to repurchase 48.4 million shares of our stock in fiscal 2012. See Note E to the consolidated financial statements for more information. In January 2014, our Board of Directors authorized an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX stock. We currently plan to repurchase approximately $1.6 billion to $1.7 billion of stock under our stock repurchase programs in fiscal 2015. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change.

We declared quarterly dividends on our common stock which totaled $0.58 per share in fiscal 2014, $0.46 per share in fiscal 2013 and $0.38 per share in fiscal 2012. Cash payments for dividends on our common stock totaled $394 million in fiscal 2014, $324 million in fiscal 2013 and $275 million in fiscal 2012. We also received proceeds from the exercise of employee stock options of $146 million in fiscal 2014, $134 million in fiscal 2013 and $219 million in fiscal 2012. We expect to pay quarterly dividends for fiscal 2015 of $0.175 per share, or an annual dividend of $0.70 per share, subject to the declaration and approval of our Board of Directors. This would represent a 21% increase over the per share dividends declared and paid for fiscal 2014.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of February 1, 2014, our cash and cash equivalents held outside the U.S. were $1.1 billion, of which $395.2 million was held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note K to the consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Contractual obligations: As of February 1, 2014, we had known contractual obligations (including current installments) under long-term debt arrangements, operating leases for property and equipment and purchase obligations as follows (in thousands):

		Payments Due by Period
Tabular Disclosure of Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$1,552,789	$55,363	$486,225	$77,125	$934,076
Operating lease commitments(2)	7,391,388	1,272,948	2,221,721	1,627,915	2,268,804
Purchase obligations(3)	3,384,821	3,244,330	134,080	6,393	18

Total Obligations	$12,328,998	$4,572,641	$2,842,026	$1,711,433	$3,202,898

(1)	Includes estimated interest costs.

(2)	Reflects minimum rent. Does not include costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2014. Does not include leases reflected in our reserve for former operations.

(3)	Includes estimated obligations under purchase orders for merchandise and under agreements for capital items, products and services used in our business, including executive employment and other agreements. Excludes agreements that can be cancelled without penalty.

We also have long-term liabilities for which it is not reasonably possible for us to predict when they may be paid which include $334.8 million for employee compensation and benefits and $50.2 million for uncertain tax positions.

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

Inventory valuation: We use the retail method for valuing inventory for all our businesses except STP. Under the retail method, which results in a weighted average cost, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. It involves management estimates with regard to markdowns and inventory shrinkage. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. Typically, a significant area of judgment in the retail method is the amount and timing of permanent markdowns. However, as a normal business practice, we have a specific policy as to when and how markdowns are to be taken, greatly reducing management’s discretion and the need for management estimates as to markdowns. Inventory shrinkage requires estimating a shrinkage rate for interim periods, but we take a full physical inventory near the fiscal year end to determine shrinkage at year end. Thus, actual and estimated amounts of shrinkage may differ in quarterly results, but the difference is typically not a significant factor in full year results. We do not generally enter into arrangements with vendors that provide for rebates and allowances that could ultimately affect the value of inventory.

Impairment of long-lived assets, goodwill and tradenames: We evaluate the recoverability of the carrying value of our long-lived assets, goodwill and tradenames at least annually and whenever events or circumstances occur that would indicate that the carrying amounts of those assets are not recoverable. Significant judgment is involved in projecting the cash flows of individual stores, as well as of our business units, which involve a number of factors including historical trends, recent performance and general economic assumptions. If we determine that an impairment of long-lived assets has occurred, we record an impairment charge equal to the excess of the carrying value of those assets over the estimated fair value of the assets.

Retirement obligations: Retirement costs are accrued over the service life of an employee and represent, in the aggregate, obligations that will ultimately be settled far in the future and are therefore subject to estimates. We are required to make assumptions regarding variables, such as the discount rate for valuing pension obligations and the long-term rate of return assumed to be earned on pension assets, both of which impact the net periodic pension cost for the period. The discount rate, which we determine annually based on market interest rates, and our estimated long-term rate of return, which can differ considerably from actual returns, can have a significant impact on the annual cost of retirement benefits and the funded status of our qualified pension plan. If our discount rate were decreased .25 percentage points our fiscal 2014 pension cost for our funded plan would have increased by approximately $6 million. A change of .25 percentage points in our long-term rate of return would increase or decrease our fiscal 2014 pension cost by approximately $2 million. When the discount rate, market performance of our plan assets, changes in tax or other benefits laws and regulations, or other factors have a negative impact on the funded status of our plan, our required contributions may increase. We also consider these factors in determining the amount of voluntary contributions we may make to the plan in excess of mandatory funding requirements. In fiscal 2014 we funded our qualified pension plan with a voluntary contribution of $30 million.

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

Casualty insurance: In fiscal 2013, our casualty insurance program was changed from a fixed premium program to a self-insured program. A self-insured casualty insurance program requires us to estimate the total claims we would incur as a component of our annual insurance cost. The estimated claims are developed, with the assistance of an actuary, based on historical experience and other factors. These estimates involve significant judgments and assumptions, and actual results could differ from these estimates. If our estimate for the claims component of our casualty insurance for fiscal 2014 were to change by 5%, the fiscal 2014 pre-tax cost would increase or decrease by approximately $3 million. A large portion of these claims is funded with a non-refundable payment during the policy year, offsetting our estimated claims accrual. We had a net accrual of $14.7 million for the unfunded portion of our casualty insurance program as of February 1, 2014.

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

Recent Accounting Pronouncements

TJX has reviewed recently issued accounting pronouncements and does not expect their adoption to have a significant impact on the Company’s results of operations, financial position or cash flow.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

TJX is exposed to market risks in the ordinary course of business. Some potential market risks are discussed below:

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. As more fully described in Note F to our consolidated financial statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of February 1, 2014, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income for fiscal 2014 by approximately $68 million.

Equity Price and Other Market Risk

The assets of our funded qualified pension plan, a large portion of which are equity securities, are subject to the risks and uncertainties of the financial markets. We invest the pension assets (described further in Note J to the consolidated financial statements) in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. A significant decline in the financial markets could adversely affect the value of our pension plan assets and the funded status of our pension plan, which could result in increased required contributions to the plan or increase other plan-related liabilities. Our pension plan investment policy prohibits the use of derivatives for speculative purposes.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2014 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2014 based on the framework in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of February 1, 2014.

(d)	Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of February 1, 2014, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following are the executive officers of TJX as of April 1, 2014:

Name	Age	Office and Employment During Last Five Years
Bernard Cammarata	74	Chairman of the Board since 1999. Acting Chief Executive Officer from September 2005 to January 2007 and Chief Executive Officer from 1989 to 2000. Led TJX and its former TJX subsidiary and T.J. Maxx Division from the organization of the business in 1976 until 2000, including serving as Chief Executive Officer and President of TJX, Chairman and President of TJX’s T.J. Maxx Division, and Chairman of The Marmaxx Group.

Scott Goldenberg	60	Executive Vice President and Chief Financial Officer since January 2012. Executive Vice President, Finance from June 2009 to January 2012. Senior Vice President, Corporate Controller from 2007 to 2009 and Senior Vice President, Director of Finance, Marmaxx, from 2000 to 2007. Various financial positions with TJX from 1983 to 1988 and 1997 to 2000.

Ernie Herrman	53	President since January 2011. Senior Executive Vice President, Group President from August 2008 to January 2011. Senior Executive Vice President from 2007 to 2008 and President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since 1989.

Michael MacMillan	57	Senior Executive Vice President, Group President, TJX Europe since January 2012. Senior Executive Vice President, Group President from 2011 to January 2012. President, Marmaxx from 2008 to 2011. President, Winners Merchants International (WMI) from 2003 to 2008, Executive Vice President, WMI from 2000 to 2003. Previous finance positions from 1985 to 2000.

Carol Meyrowitz	60	Chief Executive Officer since January 2007, Director since 2006 and President from 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Various senior management and merchandising positions with TJX since joining in 1983.

Jerome Rossi	70	Senior Executive Vice President, Group President, since January 2007. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2005 to 2007. President, HomeGoods, from 2000 to 2005. Executive Vice President, Store Operations, Human Resources and Distribution Services, Marmaxx from 1996 to 2000.

Richard Sherr	56	Senior Executive Vice President, Group President, since January 2012. President, HomeGoods from 2010 to 2012. Chief Operating Officer, Marmaxx from 2007 until 2010. Various merchandising positions at TJX from 1992 to 2007.

Nan Stutz	56	Senior Executive Vice President, Group President, since February 2011. Group President from 2010 to 2011. President, HomeGoods from 2007 to 2010, Executive Vice President, Merchandise and Marketing from 2006 to 2007 and Senior Vice President, Merchandise and Marketing from 2005 to 2006. Various merchandising positions with TJX since 1990.

The executive officers hold office until the next annual meeting of the Board in June 2014 and until their successors are elected and qualified.

TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended February 1, 2014 (Proxy Statement). The information required by this

Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate Governance,” including in “Board Committees and Meetings,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated in this item by reference.

TJX has a Code of Ethics for TJX Executives governing its Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer and other senior operating, financial and legal executives. The Code of Ethics for TJX Executives is designed to ensure integrity in its financial reports and public disclosures. TJX also has a Code of Conduct and Business Ethics for Directors which promotes honest and ethical conduct, compliance with applicable laws, rules and regulations and the avoidance of conflicts of interest. Both of these codes of conduct are published at tjx.com. We intend to disclose any future amendments to, or waivers from, the Code of Ethics for TJX Executives or the Code of Business Conduct and Ethics for Directors within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the Securities and Exchange Commission.

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

ITEM 14. Principal Accountant Fees and Services

The information required by this Item will appear under the headings “Audit Committee Report” and “Auditor Fees” in our Proxy Statement, which sections are incorporated in this item by reference.

PART IV

I TEM 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

Schedule II – Valuation and Qualifying Accounts

In thousands	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended February 1, 2014	$36,618	$1,667,466	$1,666,655	$37,429

Fiscal Year Ended February 2, 2013	$22,348	$1,603,462	$1,589,192	$36,618

Fiscal Year Ended January 28, 2012	$17,151	$1,387,956	$1,382,759	$22,348

Reserves Related to Former Operations:
Fiscal Year Ended February 1, 2014	$45,229	$(1,872)	$11,994	$31,363

Fiscal Year Ended February 2, 2013	$45,381	$16,996	$17,148	$45,229

Fiscal Year Ended January 28, 2012	$54,695	$33,547	$42,861	$45,381

Casualty Insurance Reserve:
Fiscal Year Ended February 1, 2014	$14,632	$71,093	$71,029	$14,696

Fiscal Year Ended February 2, 2013	$9,079	$50,730	$45,177	$14,632

Fiscal Year Ended January 28, 2012	$14,241	$(3,942)	$1,220	$9,079

Computer Intrusion Reserve:
Fiscal Year Ended February 1, 2014	$15,767	$—	$2,913	$12,854

Fiscal Year Ended February 2, 2013	$15,864	$—	$97	$15,767

Fiscal Year Ended January 28, 2012	$17,340	$—	$1,476	$15,864

(b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description of Exhibit
3(i).1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed for the quarter ended July 28, 2005.
3(ii).1	By-laws of TJX, as amended, are incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on September 22, 2009.
4.1	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on April 2, 2009 (File 333-158360).
4.2	First Supplemental Indenture between TJX and U.S. Bank National Association dated as of April 7, 2009, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 7, 2009.
4.3	Second Supplemental Indenture between TJX and U.S. Bank National Association dated as of July 23, 2009, incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on July 23, 2009.
4.4	Third Supplemental Indenture, dated as of May 2, 2013 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed on May 2, 2013.
10.1	The Employment Agreement dated as of June 13, 2012 between Bernard Cammarata and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 28, 2012.*
10.2	The Employment Agreement dated February 1, 2013 between Carol Meyrowitz and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the year ended February 2, 2013.*
10.3	The Employment Agreement dated February 1, 2013 between Ernie Herrman and TJX is incorporated herein by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 2, 2013.*
10.4	The Employment Agreement dated as of January 29, 2012 between Jerome Rossi and TJX is incorporated herein by reference to Exhibit 10.6 to the Form 10-K filed for the year ended January 28, 2012. The Letter Agreement dated January 31, 2014 between Jerome Rossi and TJX is filed herewith.*
10.5	The Employment Agreement dated January 31, 2014 between and among Michael MacMillan, NBC Attire, Inc. and TJX is filed herewith.*
10.6	The Employment Agreement dated February 1, 2013 between Nan Stutz and TJX is incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed for the year ended February 2, 2013.*
10.7	The Employment Agreement effective as of January 29, 2012 between Richard Sherr and TJX is incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed for the year ended January 28, 2012.*
10.8	The Employment Agreement effective as of January 29, 2012 between Scott Goldenberg and TJX is incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed for the year ended January 28, 2012.*
10.9	The Stock Incentive Plan (2013 Restatement) is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 4, 2013.*
10.10	The Stock Incentive Plan Rules for U.K. Employees, as amended April 7, 2009, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 31, 2010.*

10.11	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as amended and restated through June 1, 2004 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.12	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.1 to the Form 10-Q filed for the quarter ended October 31, 2009. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.2 to the Form 10-Q filed for the quarter ended October 31, 2009.*
10.13	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 9, 2010 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 30, 2010. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 9, 2010 is incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed for the year ended January 28, 2012.*
10.14	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 20, 2012 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 27, 2012. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 20, 2012 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 27, 2012.*
10.15	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 19, 2013 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended November 2, 2013. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2013 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended November 2, 2013.*
10.16	The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed for the fiscal year ended January 30, 2010. The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of April 2, 2012 is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended April 28, 2012. The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of February 1, 2013 is incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the year ended February 2, 2013. The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of September 19, 2013 is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended November 2, 2013.*
10.17	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed for the fiscal year ended January 30, 2010. The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of April 2, 2012 is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended April 28, 2012. The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of April 2, 2013 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 4, 2013.*
10.18	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed for the year ended February 2, 2013.*
10.19	Description of Director Compensation Arrangements is filed herewith.*
10.20	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the year ended February 2, 2013.*

10.21	The General Deferred Compensation Plan (1998 Restatement) (the “GDCP”) and First Amendment to the GDCP, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The Second Amendment to the GDCP, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The Third and Fourth Amendments to the GDCP are incorporated herein by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 28, 2006. The Fifth Amendment to the GDCP, effective January 1, 2008 is incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed the fiscal year ended January 31, 2009.*
10.22	The Supplemental Executive Retirement Plan (2008 Restatement) is incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.23	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2014) is filed herewith.*
10.24	The Canadian Executive Savings Plan (effective November 1, 1999) of Winners Merchants International, LP (successor to Winners Apparel Ltd.) is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the year ended February 2, 2013.*
10.25	The form of TJX Indemnification Agreement for its executive officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *
10.26	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.27	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.28	The Trust Agreement for Executive Savings Plan dated as of January 1, 2005 between TJX and Wells Fargo Bank, N.A. is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended January 29, 2005.*
21	Subsidiaries of TJX, is filed herewith.
23	Consent of Independent Registered Public Accounting Firm is filed herewith.
24	Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101	The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.
*	Management contract or compensatory plan or arrangement.

Unless otherwise indicated, exhibits incorporated by reference were filed under Commission File Number 001-04908.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

Dated: April 1, 2014

	By	/s/ SCOTT GOLDENBERG
Scott Goldenberg, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ CAROL MEYROWITZ Carol Meyrowitz, Chief Executive Officer and Director (Principal Executive Officer)	SCOTT GOLDENBERG* Scott Goldenberg, Chief Financial Officer (Principal Financial and Accounting Officer)

ZEIN ABDALLA* Zein Abdalla, Director	MICHAEL F. HINES* Michael F. Hines, Director

JOSE B. ALVAREZ* José B. Alvarez, Director	AMY B. LANE* Amy B. Lane, Director

ALAN M. BENNETT* Alan M. Bennett, Director	DAWN LEPORE* Dawn Lepore, Director

BERNARD CAMMARATA* Bernard Cammarata, Chairman of the Board of Directors	JOHN F. O’BRIEN* John F. O’Brien, Director

DAVID T. CHING* David T. Ching, Director	WILLOW B. SHIRE* Willow B. Shire, Director

	*BY	/s/ SCOTT GOLDENBERG
Dated: April 1, 2014		Scott Goldenberg,
for himself and as attorney-in-fact

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended February 1, 2014, February 2, 2013 and January 28, 2012.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of The TJX Companies, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries (the “Company”) at February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

April 1, 2014

The TJX Companies, Inc.

Consolidated Statements of Income

	Fiscal Year Ended
Amounts in thousands except per share amounts	February 1, 2014	February 2, 2013	January 28, 2012
		(53 weeks)
Net sales	$27,422,696	$25,878,372	$23,191,455

Cost of sales, including buying and occupancy costs	19,605,037	18,521,400	16,854,249
Selling, general and administrative expenses	4,467,089	4,250,446	3,890,144
Interest expense, net	31,081	29,175	35,648

Income before provision for income taxes	3,319,489	3,077,351	2,411,414
Provision for income taxes	1,182,093	1,170,664	915,324

Net income	$2,137,396	$1,906,687	$1,496,090

Basic earnings per share:
Net income	$3.00	$2.60	$1.97
Weighted average common shares – basic	713,470	733,588	761,109
Diluted earnings per share:
Net income	$2.94	$2.55	$1.93
Weighted average common shares – diluted	726,376	747,555	773,772
Cash dividends declared per share	$0.58	$0.46	$0.38

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
Amounts in thousands	February 1, 2014	February 2, 2013	January 28, 2012
		(53 weeks)
Net income	$2,137,396	$1,906,687	$1,496,090
Other comprehensive income, net of related tax benefits/provisions:
Foreign currency translation adjustments, net of related tax benefit of $41,713, and provisions of $1,285 and $2,918 in fiscal 2014, 2013 and 2012, respectively	(57,926)	6,200	(14,253)
Recognition of prior service cost and deferred gains/losses, net of related tax provisions of $11,001; $9,350 and $3,224, in fiscal 2014, 2013 and 2012, respectively	16,501	14,026	4,833
Recognition of unfunded post retirement obligations, net of related tax provision of $36,856, and benefits of $27,362 and $60,933 in fiscal 2014, 2013 and 2012, respectively	55,285	(41,043)	(91,400)

Total comprehensive income	$2,151,256	$1,885,870	$1,395,270

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Balance Sheets

	Fiscal Year Ended
Amounts in thousands except share amounts	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,149,746	$1,811,957
Short-term investments	294,702	235,853
Accounts receivable, net	210,094	222,788
Merchandise inventories	2,966,490	3,014,214
Prepaid expenses and other current assets	345,327	330,512
Current deferred income taxes, net	101,639	96,219
Total current assets	6,067,998	5,711,543
Property at cost:
Land and buildings	722,645	607,759
Leasehold costs and improvements	2,720,391	2,514,998
Furniture, fixtures and equipment	4,255,210	3,771,999
Total property at cost	7,698,246	6,894,756
Less accumulated depreciation and amortization	4,103,745	3,671,514
Net property at cost	3,594,501	3,223,242
Non-current deferred income taxes, net	31,508	—
Other assets	194,328	260,801
Goodwill and tradenames, net of amortization	312,687	316,269
TOTAL ASSETS	$10,201,022	$9,511,855

LIABILITIES
Current liabilities:
Accounts payable	$1,771,294	$1,930,568
Accrued expenses and other current liabilities	1,681,834	1,666,216
Federal, foreign and state income taxes payable	64,715	163,812
Total current liabilities	3,517,843	3,760,596
Other long-term liabilities	732,999	961,284
Non-current deferred income taxes, net	446,071	349,486
Long-term debt, exclusive of current installments	1,274,216	774,552
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 705,016,838 and 723,902,001, respectively	705,017	723,902
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(199,532)	(213,392)
Retained earnings	3,724,408	3,155,427
Total shareholders’ equity	4,229,893	3,665,937

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,201,022	$9,511,855

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
Amounts in thousands	February 1, 2014	February 2, 2013	January 28, 2012

		(53 weeks)
Cash flows from operating activities:
Net income	$2,137,396	$1,906,687	$1,496,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	548,823	508,929	485,701
Loss on property disposals and impairment charges	7,914	11,876	13,559
Deferred income tax provision	52,233	13,265	144,762
Share-based compensation	76,080	64,416	64,175
Excess tax benefits from share-based compensation	(82,546)	(62,472)	(46,143)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	11,979	(18,418)	(4,410)
Decrease (increase) in merchandise inventories	35,233	27,186	(187,157)
(Increase) in prepaid expenses and other current assets	(3,354)	(53,705)	(20,709)
(Decrease) increase in accounts payable	(152,271)	211,689	(36,553)
(Decrease) increase in accrued expenses and other liabilities	(29,590)	268,901	13,747
Increase (decrease) in income taxes payable	10,994	176,076	(3,097)
Other	(22,562)	(8,816)	(3,931)

Net cash provided by operating activities	2,590,329	3,045,614	1,916,034

Cash flows from investing activities:
Property additions	(946,678)	(978,228)	(803,330)
Purchase of short-term investments	(478,136)	(355,736)	(152,042)
Sales and maturities of short-term investments	386,530	213,000	132,679
Cash paid for acquisition of Sierra Trading Post, net of cash received	2,653	(190,374)	—
Other	—	34,490	11,652

Net cash (used in) investing activities	(1,035,631)	(1,276,848)	(811,041)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	499,555	—	—
Cash payments for debt issuance expenses	(4,297)	(1,370)	(2,299)
Cash payments for rate lock agreement	(3,251)	—	—
Cash payments on capital lease obligation	—	(1,456)	(2,727)
Cash payments for repurchase of common stock	(1,471,096)	(1,345,082)	(1,320,812)
Proceeds from issuance of common stock	146,495	133,771	218,999
Excess tax benefits from share-based compensation	82,546	62,472	46,143
Cash dividends paid	(393,755)	(323,922)	(275,016)

Net cash (used in) financing activities	(1,143,803)	(1,475,587)	(1,335,712)

Effect of exchange rate changes on cash	(73,106)	11,666	(3,920)

Net increase (decrease) in cash and cash equivalents	337,789	304,845	(234,639)
Cash and cash equivalents at beginning of year	1,811,957	1,507,112	1,741,751

Cash and cash equivalents at end of year	$2,149,746	$1,811,957	$1,507,112

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Amounts in thousands	Shares	Par Value $1
Balance, January 29, 2011	779,314	$779,314	$—	$(91,755)	$2,412,340	$3,099,899
Comprehensive income:
Net income	—	—	—	—	1,496,090	1,496,090
Foreign currency translation adjustments	—	—	—	(14,253)	—	(14,253)
Recognition of prior service cost and deferred gains/losses	—	—	—	4,833	—	4,833
Recognition of unfunded post retirement obligations	—	—	—	(91,400)	—	(91,400)

Total comprehensive income						1,395,270
Cash dividends declared on common stock	—	—	—	—	(288,035)	(288,035)
Recognition of share-based compensation	—	—	64,175	—	—	64,175
Issuance of common stock under stock incentive plan and related tax effect	15,744	15,744	243,049	—	—	258,793
Common stock repurchased	(48,356)	(48,356)	(307,224)	—	(965,232)	(1,320,812)

Balance, January 28, 2012	746,702	746,702	—	(192,575)	2,655,163	3,209,290
Comprehensive income:
Net income	—	—	—	—	1,906,687	1,906,687
Foreign currency translation adjustments	—	—	—	6,200	—	6,200
Recognition of prior service cost and deferred gains/losses	—	—	—	14,026	—	14,026
Recognition of unfunded post retirement obligations	—	—	—	(41,043)	—	(41,043)

Total comprehensive income						1,885,870
Cash dividends declared on common stock	—	—	—	—	(336,214)	(336,214)
Recognition of share-based compensation	—	—	64,416	—	—	64,416
Issuance of common stock under stock incentive plan and related tax effect	9,159	9,159	178,498	—	—	187,657
Common stock repurchased	(31,959)	(31,959)	(242,914)	—	(1,070,209)	(1,345,082)

Balance, February 2, 2013	723,902	723,902	—	(213,392)	3,155,427	3,665,937
Comprehensive income:
Net income	—	—	—	—	2,137,396	2,137,396
Foreign currency translation adjustments	—	—	—	(57,926)	—	(57,926)
Recognition of unfunded post retirement obligations	—	—	—	55,285	—	55,285
Recognition of prior service cost and deferred gains/losses	—	—	—	16,501	—	16,501

Total comprehensive income						2,151,256
Cash dividends declared on common stock	—	—	—	—	(413,134)	(413,134)
Recognition of share-based compensation	—	—	76,080	—	—	76,080
Issuance of common stock under stock incentive plan and related tax effect	8,462	8,462	212,388	—	—	220,850
Common stock repurchased	(27,347)	(27,347)	(288,468)	—	(1,155,281)	(1,471,096)

Balance, February 1, 2014	705,017	$705,017	$—	$(199,532)	$3,724,408	$4,229,893

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

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal years ended February 1, 2014 (fiscal 2014) and January 28, 2012 (fiscal 2012) each included 52 weeks. The fiscal year ended February 2, 2013 (fiscal 2013) included 53 weeks.

Earnings Per Share: All earnings per share amounts refer to diluted earnings per share, unless otherwise indicated, and have been adjusted to reflect the two-for-one stock split in the form of a dividend effected in February, 2012.

Use of Estimates: The preparation of the TJX financial statements, in conformity with accounting principles generally accepted in the United States of America (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, impairments of long-lived assets, goodwill and tradenames, retirement obligations, share-based compensation, casualty insurance, reserves for uncertain tax positions, reserves for former operations and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.

Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Proceeds from the sale of gift cards as well as the value of store cards issued to customers as a result of a return or exchange are deferred until the customers use the cards to acquire merchandise. Based on historical experience, we estimate the amount of gift cards and store cards that will not be redeemed (“breakage”) and, to the extent allowed by local law; these amounts are amortized into income over the redemption period. Revenue recognized from breakage was $17.5 million in fiscal 2014, $13.9 million in fiscal 2013 and $10.9 million in fiscal 2012. We estimate the date of receipt by the customer when recognizing revenue from sales by our e-commerce operations and shipping and handling costs charged to the customer are included in revenue. The shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs.

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

Cash and Cash Equivalents: TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Investments with maturities greater than 90 days but less than one year at the date of purchase are included in short-term investments. These investments are classified as trading securities and are stated at fair value. Investments are classified as either short- or long-term based on their original maturities. TJX’s investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks.

As of February 1, 2014, TJX’s cash and cash equivalents held outside the U.S. were $1.1 billion, of which $395.2 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its divisions, except STP, which results in a weighted average cost. TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $451.6 million at February 1, 2014 and $418.3 million at February 2, 2013. Comparable amounts were reflected in accounts payable at those dates.

Common Stock and Equity: In February 2012, TJX effected a two-for-one stock split of its common stock in the form of a stock dividend resulting in the issuance of 372 million shares of common stock. The statements of shareholders’ equity for fiscal 2012 have been adjusted to retroactively reflect the two-for-one stock split. In addition, all historical per share amounts and references to common stock activity, as well as basic and diluted share amounts utilized in the calculation of earnings per share in this report, have been adjusted to reflect this stock split.

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

Shares issued under TJX’s stock incentive plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets up to the amount that an asset for the related grant has been created. Any tax benefits greater than the deferred tax assets created at the time of expensing the options are credited to APIC; any deficiencies in the tax benefits are debited to APIC to the extent a pool for such deficiencies exists. In the absence of a pool any deficiencies are realized in the related periods’ statements of income through the provision for income taxes. Any excess income tax benefits are included in cash flows from financing activities in the statements of cash flows. The par value of restricted stock awards is also added to common stock when the stock is issued, generally at grant date. The fair value of the restricted stock awards in excess of par value is added to APIC as the awards are amortized into earnings over the related requisite service periods.

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for options awarded and for performance-based restricted stock awards TJX uses the market price on the grant date. See Note I for a detailed discussion of share-based compensation.

Interest: TJX’s interest expense is presented as a net amount. The following is a summary of net interest expense:

	Fiscal Year Ended
Dollars in thousands	February 1, 2014	February 2, 2013	January 28, 2012

	(53 weeks)
Interest expense	$57,084	$48,582	$49,276
Capitalized interest	(10,993)	(7,750)	(2,593)
Interest (income)	(15,010)	(11,657)	(11,035)

Interest expense, net	$31,081	$29,175	$35,648

TJX capitalizes interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. Capitalized interest in fiscal 2014, 2013 and 2012 relates to costs on active owned real estate projects and development costs on a merchandising system.

Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $555.8 million in fiscal 2014, $515.9 million for fiscal 2013 and $490.6 million for fiscal 2012. Amortization expense for property held under a capital lease was $1.7 million in fiscal 2013 and $2.2 million in fiscal 2012. TJX had no property held under capital lease during fiscal 2014. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 3 to 10 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting: TJX begins to record rent expense when it takes possession of a store, which is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease.

Long-Lived Assets: Information related to carrying values of TJX’s long-lived assets by geographic location is presented below:

	Fiscal Year Ended
Dollars in thousands	February 1, 2014	February 2, 2013	January 28, 2012
United States	$2,693,670	$2,350,539	$1,879,176
Canada	214,459	237,232	220,522
Europe	686,372	635,471	615,427
Total long-lived assets	$3,594,501	$3,223,242	$2,715,125

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

Goodwill totaled $169.3 million as of February 1, 2014, $170.3 million as of February 2, 2013 and $72.2 million as of January 28, 2012. Goodwill is considered to have an indefinite life and accordingly is not amortized.

Tradename is the value assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 as part of the acquisition of the Marshalls chain and the value assigned to the name “Sierra Trading Post,” acquired by TJX in fiscal 2013. The value of the tradename was determined by the discounted present value of assumed after-tax royalty payments, offset by a reduction in the case of Marshalls, for the pro-rata share of negative goodwill acquired. The Marshalls tradename is carried at a value of $107.7 million and is considered to have an indefinite life. The Sierra Trading Post tradename is being amortized over 15 years and is carried at a value of $35.7 million in fiscal 2014 and $38.3 million in fiscal 2013 net of amortization of $2.8 million and $0.2 million, respectively.

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

Impairment of Long-Lived Assets, Goodwill and Tradename: TJX evaluates its long-lived assets, goodwill and tradename for indicators of impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, and at least annually in the fourth quarter of each fiscal year. An impairment exists when the undiscounted cash flow of an asset or asset group is less than the carrying cost of that asset or asset group. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally at the individual store level. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if an impairment exists. The store-by-store evaluations did not indicate any recoverability issues (for any of our continuing operations) in each of the past three fiscal years.

Goodwill is tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year, using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying cost of the reporting unit. We may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. We may bypass the qualitative assessment in any period and perform the first step of the quantitative goodwill impairment test as we did in fiscal 2014.

Tradename is also tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the tradename may exceed its fair value and at least annually in the fourth quarter of each fiscal year. Testing is performed by comparing the discounted present value of assumed after-tax royalty payments to the carrying value of the tradename.

There was no impairment related to our goodwill or tradename in fiscal 2014, 2013 or 2012.

Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $333.5 million for fiscal 2014, $298.6 million for fiscal 2013 and $271.6 million for fiscal 2012.

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

New Accounting Standards: TJX has reviewed recently issued accounting pronouncements and does not expect their adoption to have a significant impact on the Company’s results of operations, financial position or cash flow.

Reclassifications: We have reclassified certain prior year amounts in Note L for comparative purposes.

Note B.    Acquisition of Sierra Trading Post

On December 21, 2012, TJX acquired Sierra Trading Post (STP), an off-price Internet retailer, which includes the operating assets of its online business, sierratradingpost.com and four retail locations. The final purchase price, after adjusting for customary post-closing adjustments, amounted to $193 million.

The acquisition was accounted for using the purchase method of accounting, accordingly, the purchase price has been allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values.

The following table presents the allocation of the final purchase price, after adjusting for customary post-closing adjustments, to the assets and liabilities acquired based on their estimated fair values as of December 21, 2012:

Dollars in thousands	Allocation of purchase price
Current assets	$100,575
Property and equipment	39,862
Other assets	497
Intangible assets	143,754

Total assets acquired	284,688

Total liabilities assumed	91,559

Net assets acquired	$193,129

The intangible assets include identified intangible assets of $39 million for the value of the tradename “Sierra Trading Post” which is being amortized over 15 years (See Note A) and $8 million for customer relationships which is being amortized over 6 years. The remaining balance of the intangible assets is goodwill of $97 million.

The results of STP have been included in TJX’s consolidated financial statements from the date of acquisition and have been included with the Marmaxx segment. Pro forma results of operations assuming the acquisition of STP occurred as of the beginning of fiscal 2013 have not been presented, as the inclusion of the results of operations for the acquired business would not have produced a material impact on the reported sales, net income or earnings per share of TJX.

Note C.    Dispositions and Reserves Related to Former Operations

Consolidation of A.J. Wright: In fiscal 2011, TJX’s Board of Directors approved the consolidation of the A.J. Wright division whereby TJX would convert 90 A.J. Wright stores into T.J. Maxx, Marshalls or HomeGoods stores and close the remaining 72 A.J. Wright stores, two distribution centers and home office. The liquidation process commenced in the fourth quarter of fiscal 2011 and was completed during the first quarter of fiscal 2012. Both distribution centers had been sold by February 2, 2013.

The A.J. Wright consolidation was not classified as a discontinued operation due to our expectation that a significant portion of the sales of the A.J. Wright stores would migrate to other TJX stores. Thus the costs incurred in fiscal 2012 relating to the A.J. Wright consolidation are reflected in continuing operations as part of the A.J. Wright segment which reported a segment loss of $49 million for the first quarter of fiscal 2012 including the following:

Fiscal Year Ended
In thousands	January 28, 2012
Lease obligations and other closing costs	$32,686
Operating losses	16,605

Total segment loss	$49,291

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

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations of business operations it has closed or sold. The reserve activity for the last three fiscal years is presented below:

	Fiscal Year Ended
In thousands	February 1, 2014	February 2, 2013	January 28, 2012
Balance at beginning of year	$45,229	$45,381	$54,695
Additions (reductions) to the reserve charged to net income:
A.J. Wright closing costs	(3,312)	16,000	32,686
Interest accretion	1,440	996	861
Charges against the reserve:
Lease-related obligations	(11,088)	(15,682)	(21,821)
Termination benefits and all other	(906)	(1,466)	(21,040)
Balance at end of year	$31,363	$45,229	$45,381

In the fourth quarter of fiscal 2014, TJX decreased this reserve by $3.3 million and in the third quarter of fiscal 2013, TJX increased this reserve by $16 million. These adjustments were required to reflect a change in TJX’s estimate of lease-related obligations. In the first quarter of fiscal 2012, TJX increased this reserve by $33 million for the initial estimated costs of closing the A.J. Wright stores that were not converted to other banners or closed in fiscal 2011.

The lease-related obligations included in the reserve reflect TJX’s estimation of lease costs, net of estimated subtenant income, and the cost of probable claims against TJX for liability, as an original lessee or guarantor of the leases of A.J. Wright and other former TJX businesses, after mitigation of the number and cost of these lease obligations. The actual net cost of these lease-related obligations may differ from TJX’s estimate. TJX estimates that the majority of the former operations reserve will be paid in the next two to three years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

TJX may also be contingently liable on up to 11 leases of BJ’s Wholesale Club, a former TJX business, and up to four leases of Bob’s Stores, also a former TJX business, in addition to leases included in the reserve. The reserve for former operations does not reflect these leases because TJX believes that the likelihood of future liability to TJX is remote.

Note D.    Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) related to the Company’s foreign currency translation adjustments and minimum pension and other post-retirement liabilities are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for fiscal 2014, fiscal 2013 and fiscal 2012:

Amounts in thousands	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance, January 29, 2011	$(10,590)	$(81,165)	$(91,755)
Foreign currency translation adjustments (net of taxes of $2,918)	(14,253)	—	(14,253)
Deferred pension and other post-retirement benefit costs (net of taxes of $60,933)	—	(91,400)	(91,400)
Reclassification adjustments	—	—	—
Amortization of deferred benefit costs (net of taxes of $3,224)	—	4,833	4,833
Balance, January 28, 2012	(24,843)	(167,732)	(192,575)
Foreign currency translation adjustments (net of taxes of $1,285)	6,200	—	6,200
Deferred pension and other post-retirement benefit costs (net of taxes of $27,362)	—	(41,043)	(41,043)
Reclassification adjustments	—	—	—
Amortization of deferred benefit costs (net of taxes of $9,350)	—	14,026	14,026
Balance, February 2, 2013	(18,643)	(194,749)	(213,392)
Foreign currency translation adjustments (net of taxes of $41,713)	(57,926)	—	(57,926)
Deferred pension and other post-retirement benefit costs (net of taxes of $36,856)	—	55,285	55,285
Reclassification adjustments	—	—	—
Amortization of deferred benefit costs (net of taxes of $11,001)	—	16,501	16,501
Balance, February 1, 2014	$(76,569)	$(122,963)	$(199,532)

Note E.    Capital Stock and Earnings Per Share

Capital Stock: In February 2012, TJX effected a two-for-one stock split in the form of a stock dividend. All share and per share information has been retroactively adjusted to reflect the stock split (See Note A).

TJX repurchased and retired 27.0 million shares of its common stock at a cost of $1.5 billion during fiscal 2014, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.5 billion in fiscal 2014, $1.3 billion in fiscal 2013 and $1.3 billion in fiscal 2012 and repurchased 27.3 million shares in fiscal 2014, 32.0 million shares in fiscal 2013 and 48.4 million shares in fiscal 2012. These expenditures were funded primarily by cash generated from operations. In April 2012, TJX completed the $1 billion stock repurchase program authorized in February 2011 and in October 2013 TJX completed the $2 billion stock repurchase program authorized in January 2012. In February 2013, TJX’s Board of Directors approved another stock repurchase program that authorized the repurchase of up to an additional $1.5 billion of TJX common stock from time to time.

Under the repurchase program authorized in February 2013, on a “trade date” basis, TJX repurchased 8.6 million shares of common stock at a cost of $530.2 million during fiscal 2014 and $969.8 million remained available at February 1, 2014 under this program.

All shares repurchased under the stock repurchase programs have been retired.

On January 31, 2014, TJX’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $2.0 billion of TJX common stock from time to time.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share: The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

	Fiscal Year Ended
Amounts in thousands except per share amounts	February 1, 2014	February 2, 2013	January 28, 2012
	(53 weeks)
Basic earnings per share:
Net income	$2,137,396	$1,906,687	$1,496,090

Weighted average common stock outstanding for basic earnings per share calculation	713,470	733,588	761,109
Basic earnings per share	$3.00	$2.60	$1.97
Diluted earnings per share:
Net income	$2,137,396	$1,906,687	$1,496,090

Weighted average common stock outstanding for basic earnings per share calculation	713,470	733,588	761,109
Assumed exercise / vesting of:
Stock options and awards	12,906	13,967	12,663

Weighted average common stock outstanding for diluted earnings per share calculation	726,376	747,555	773,772

Diluted earnings per share	$2.94	$2.55	$1.93

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 4.7 million and 4.9 million such options excluded at the end of fiscal 2014 and fiscal 2013, respectively. There were no such options excluded at the end of fiscal 2012.

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

Diesel Fuel Contracts: TJX hedges portions of its estimated notional diesel requirements, based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. TJX elected not to apply hedge accounting rules to these contracts. During fiscal 2013, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2014. Similarly, during fiscal 2014, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2015. As of February 1, 2014, TJX had hedge contracts outstanding relating to 42% of its estimated notional diesel requirements for fiscal 2015. These diesel fuel hedge agreements will settle throughout fiscal 2015.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at February 1, 2014 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2015. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 1, 2014:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 1, 2014
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest
	zł 84,073	C$ 29,082	0.3459	(Accrued Exp)	$—	$(348)	$(348)
	€ 39,000	£ 32,646	0.8371	Prepaid Exp	1,015	—	1,015
	€ 44,850	U.S.$ 60,827	1.3562	Prepaid Exp	335	—	335
	U.S.$ 90,309	£ 55,000	0.6090	(Accrued Exp)	—	(182)	(182)
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 1.2M —1.9M gal per month	Float on 1.2M —1.9M gal per month	N/A	Prepaid Exp	137	—	137
Merchandise purchase commitments
	C$ 388,745	U.S.$ 365,100	0.9392	Prepaid Exp / (Accrued Exp)	16,466	(40)	16,426
	C$ 15,202	€ 10,500	0.6907	Prepaid Exp / (Accrued Exp)	548	(38)	510
	£ 174,102	U.S.$ 280,700	1.6123	Prepaid Exp / (Accrued Exp)	132	(5,385)	(5,253)
	zł 113,571	£ 22,442	0.1976	Prepaid Exp	984	—	984
	U.S.$ 442	¥ 2,680	6.0633	Prepaid Exp	—	—	—
	U.S.$ 12,464	€ 9,159	0.7348	Prepaid Exp / (Accrued Exp)	2	(114)	(112)
Total fair value of financial instruments					$19,619	$(6,107)	$13,512

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 2, 2013:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 2, 2013
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest
	zł 141,500	C$ 44,551	0.3148	(Accrued Exp)	$—	$(1,357)	$(1,357)
	€ 44,281	£ 35,781	0.8080	(Accrued Exp)	—	(4,531)	(4,531)
	€ 90,292	U.S.$ 118,511	1.3125	(Accrued Exp)	—	(4,823)	(4,823)
	U.S.$ 87,117	£ 55,000	0.6313	(Accrued Exp)	—	(974)	(974)
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 1.1M —1.7M gal per month	Float on 1.1M —1.7M gal per month	N/A	Prepaid Exp	3,372	—	3,372
Merchandise purchase commitments
	C$ 238,273	U.S.$ 240,814	1.0107	Prepaid Exp / (Accrued Exp)	2,205	(189)	2,016
	C$ 4,752	€ 3,700	0.7786	Prepaid Exp	282	—	282
	£ 67,746	U.S.$ 108,900	1.6075	Prepaid Exp	2,602	—	2,602
	£ 10,935	€ 13,000	1.1888	Prepaid Exp	565	—	565
	U.S.$ 7,099	€ 5,443	0.7667	Prepaid Exp	326	—	326

Total fair value of financial instruments					$9,352	$(11,874)	$(2,522)

The impact of derivative financial instruments on the statements of income during fiscal 2014, fiscal 2013 and fiscal 2012 are as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	February 1, 2014	February 2, 2013	January 28, 2012
		(53 weeks)
Fair value hedges:
Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$6,099	$(7,661)	$4,313
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Cost of sales, including buying and occupancy costs	(1,831)	4,261	1,626
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	22,338	(2,084)	(1,345)

Gain (loss) recognized in income		$26,606	$(5,484)	$4,594

Included in the table above are realized gains of $10.7 million in fiscal 2014, gains of $1.2 million in fiscal 2013 and losses of $1.2 million in fiscal 2012 all of which were largely offset by gains and losses on the underlying hedged item.

Note G.    Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In thousands	February 1, 2014	February 2, 2013	January 28, 2012
		(53 weeks)
Level 1
Assets:
Executive Savings Plan investments	$131,049	$101,903	$81,702
Level 2
Assets:
Short-term investments	$294,702	$235,853	$94,691
Foreign currency exchange contracts	19,482	5,980	6,702
Diesel fuel contracts	137	3,372	1,698
Liabilities:
Foreign currency exchange contracts	$6,107	$11,874	$4,217

The fair value of TJX’s general corporate debt, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt at February 1, 2014 was $1.34 billion compared to a carrying value of $1.27 billion. The fair value of long-term debt at February 2, 2013 was $911.0 million compared to a carrying value of $774.6 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Note H.    Segment Information

TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. Late in fiscal 2013 TJX acquired STP, an off-price Internet retailer in the U.S. The results of STP are reported in the Marmaxx segment.

All of TJX’s stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. HomeGoods and HomeSense offer exclusively home fashions.

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Apparel
Clothing including footwear	58%	59%	60%
Jewelry and accessories	14%	13%	13%
Home fashions	28%	28%	27%
Total	100%	100%	100%

For fiscal 2014, TJX Canada and TJX Europe accounted for 24% of TJX’s net sales, 19% of segment profit and 24% of consolidated assets.

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

Presented below is financial information with respect to TJX’s business segments:

	Fiscal Year Ended
In thousands	February 1, 2014	February 2, 2013	January 28, 2012
		(53 weeks)
Net sales:
In the United States
Marmaxx	$17,929,576	$17,011,409	$15,367,519
HomeGoods	2,993,718	2,657,111	2,243,986
A.J. Wright(1)	—	—	9,229
TJX Canada	2,877,834	2,925,991	2,680,071
TJX Europe	3,621,568	3,283,861	2,890,650
	$27,422,696	$25,878,372	$23,191,455

Segment profit (loss):
In the United States
Marmaxx	$2,612,693	$2,486,274	$2,073,430
HomeGoods	386,541	324,623	234,445
A.J. Wright(1)	—	—	(49,291)
TJX Canada	405,363	414,914	348,028
TJX Europe	275,453	215,713	68,739
	3,680,050	3,441,524	2,675,351
General corporate expense	329,480	334,998	228,289
Interest expense, net	31,081	29,175	35,648
Income before provision for income taxes	$3,319,489	$3,077,351	$2,411,414

Business segment information (continued):

	Fiscal Year Ended
In thousands	February 1, 2014	February 2, 2013	January 28, 2012
		(53 weeks)

Identifiable assets:
In the United States
Marmaxx	$4,700,347	$4,569,887	$4,115,124
HomeGoods	638,742	569,476	488,405
TJX Canada	962,101	978,577	746,593
TJX Europe	1,510,132	1,261,556	1,070,655
Corporate (2)	2,389,700	2,132,359	1,860,828

	$10,201,022	$9,511,855	$8,281,605

Capital expenditures:
In the United States
Marmaxx	$551,839	$590,307	$458,720
HomeGoods	99,828	90,291	77,863
TJX Canada	104,888	132,874	92,846
TJX Europe	190,123	164,756	173,901

	$946,678	$978,228	$803,330

Depreciation and amortization:
In the United States
Marmaxx	$318,414	$293,820	$289,921
HomeGoods	47,176	47,915	37,881
TJX Canada	66,295	64,810	59,112
TJX Europe	114,651	99,487	96,370
Corporate (3)	2,287	2,897	2,417

	$548,823	$508,929	$485,701

(1)	On December 8, 2010, the Board of Directors of TJX approved the consolidation of the A.J. Wright segment. All stores operating under the A.J. Wright banner closed by February 13, 2011 and the conversion process of certain stores to other banners was completed during the first quarter of fiscal 2012 (See Note C).
(2)	Corporate identifiable assets consist primarily of cash, receivables, prepaid insurance, the trust assets in connection with the Executive Savings Plan and deferred taxes. Consolidated cash, including cash held in our foreign entities, is included with Corporate assets for consistency with the reporting of cash for our segments in the U.S.
(3)	Includes debt discount accretion and debt expense amortization.

Note I.    Stock Incentive Plan

TJX has a stock incentive plan under which options and other share-based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 347.8 million shares with 45.6 million shares available for future grants as of February 1, 2014. TJX issues shares under the plan from authorized but unissued common stock. All share amounts and per share data presented have been adjusted to reflect the two-for-one stock split effected in February 2012 (See Note A).

As of February 1, 2014, there was $115.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of two years.

Options for the purchase of common stock are granted at 100% of market price on the grant date and generally vest in thirds over a three-year period starting one year after the grant, and have a ten-year maximum term. When options are granted with other vesting terms (as in fiscal 2014, when certain options granted are scheduled to vest in full on the first anniversary of the grant date), such information is incorporated into the valuation.

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Risk-free interest rate	1.42%	0.70%	0.92%
Dividend yield	1.0%	1.0%	1.4%
Expected volatility factor	25.9%	29.0%	31.1%
Expected option life in years	4.4	4.5	5.0
Weighted average fair value of options issued	$11.92	$10.28	$6.55

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

Stock Options: A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below (shares in thousands):

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Options	WAEP	Options	WAEP	Options	WAEP
	(53 weeks)
Outstanding at beginning of year	36,620	$22.31	40,944	$18.27	50,095	$15.70
Granted	4,742	56.71	4,951	45.09	7,922	26.56
Exercised	(8,258)	17.71	(8,385)	15.90	(15,433)	13.98
Forfeitures	(476)	34.74	(890)	23.35	(1,640)	20.29

Outstanding at end of year	32,628	$28.30	36,620	$22.31	40,944	$18.27

Options exercisable at end of year	22,473	$20.19	24,050	$17.02	24,540	$15.04

The total intrinsic value of options exercised was $289.8 million in fiscal 2014, $223.8 million in fiscal 2013 and $210.9 million in fiscal 2012.

The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of February 1, 2014:

Shares in thousands	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest	9,484	$109,443	8.8 years	$45.82
Options exercisable	22,473	$835,215	5.2 years	$20.19

Total outstanding options vested and expected to vest	31,957	$944,658	6.3 years	$27.80

Options outstanding expected to vest represents total unvested options of 10.2 million adjusted for anticipated forfeitures.

Performance-Based Restricted Stock and Performance-Based Deferred Stock Awards: TJX issues performance-based restricted stock and performance-based deferred stock awards (collectively, “performance-based stock awards”) under the Stock Incentive Plan. These awards are granted without a purchase price to the recipient and are subject to vesting conditions, including specified performance criteria for a period generally of one to three years. The grant date fair value of the award is charged to income over the requisite service period during which the recipient must remain employed. The fair value of the awards is determined at date of grant in accordance with ASC Topic 718 and assumes that performance goals will be achieved. If such goals are not met, or only partially met, awards and related compensation costs recognized are reduced on a pro rata basis.

A summary of the status of our nonvested performance-based stock awards and changes during fiscal 2014 is presented below:

Shares in thousands	Restricted and Deferred Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,677	$31.45
Granted	744	51.02
Vested	(586)	24.26
Forfeited	(29)	30.86

Nonvested at end of year	1,806	$41.85

There were 743,576 shares of performance-based stock awards, with a weighted average grant date fair value of $51.02, granted in fiscal 2014, 730,500 shares of performance-based stock awards, with a weighted average grant date fair value of $41.74, granted in fiscal 2013 and 298,500 shares of performance-based stock awards, with a weighted average grant date fair value of $24.81, granted in fiscal 2012. The fair value of performance-based stock awards that vested was $14.2 million in fiscal 2014, $9.7 million in fiscal 2013 and $10.0 million in fiscal 2012. In fiscal 2013, TJX also awarded 281,076 shares of performance-based restricted stock which were not recognized under ASC Topic 718 as granted during fiscal 2013 because all of the applicable performance terms had not been established during the fiscal year. These shares were recognized as having been granted in fiscal 2014.

Other Awards: TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. The outside directors are awarded two annual deferred share awards, each representing shares of TJX common stock valued at $70,000. One award vests immediately and is payable, with accumulated dividends, in stock at the earlier of separation from service as a director or a change of control. The second award vests based on service as a director until the annual meeting that follows the award and is payable, with accumulated dividends, in stock following the vesting date, unless an irrevocable advance election is made whereby it is payable at the same time as the first award. As of the end of fiscal 2014, a total of 269,405 of these deferred shares were outstanding under the plan.

Note J.    Pension Plans and Other Retirement Benefits

Pension: TJX has a funded defined benefit retirement plan that covers a majority of its full-time U.S. employees hired prior to February 1, 2006. No employee contributions are required, or permitted, and benefits are based principally on compensation earned in each year of service. TJX’s funded defined benefit retirement plan assets are invested in domestic and international equity and fixed income securities, both directly and through investment funds. The plan does not invest in TJX securities. TJX also has an unfunded supplemental retirement plan that covers certain key employees and provides additional retirement benefits based on final average compensation for certain of those employees (the primary benefit) or, alternatively, based on benefits that would be provided under the funded retirement plan absent Internal Revenue Code limitations (the alternative benefit).

Presented below is financial information relating to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental pension plan (unfunded plan) for the fiscal years indicated:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
		(53 weeks)		(53 weeks)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,018,712	$850,687	$61,033	$53,351
Service cost	44,623	41,813	1,716	1,448
Interest cost	44,654	42,029	2,447	2,321
Correction of prior years pension accruals	—	33,788	—	—
Actuarial losses (gains)	(84,970)	70,438	(2,925)	6,666
Benefits paid	(23,431)	(17,989)	(2,705)	(2,753)
Expenses paid	(2,620)	(2,054)	—	—
Projected benefit obligation at end of year	$996,968	$1,018,712	$59,566	$61,033
Accumulated benefit obligation at end of year	$921,723	$939,905	$49,957	$49,879

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
		(53 weeks)		(53 weeks)
Change in plan assets:
Fair value of plan assets at beginning of year	$876,083	$750,797	$—	$—
Actual return on plan assets	64,769	70,329	—	—
Employer contribution	30,000	75,000	2,705	2,753
Benefits paid	(23,431)	(17,989)	(2,705)	(2,753)
Expenses paid	(2,620)	(2,054)	—	—
Fair value of plan assets at end of year	$944,801	$876,083	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$996,968	$1,018,712	$59,566	$61,033
Fair value of plan assets at end of year	944,801	876,083	—	—
Funded status – excess obligation	$52,167	$142,629	$59,566	$61,033
Net liability recognized on consolidated balance sheets	$52,167	$142,629	$59,566	$61,033

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$—	$—	$2	$5
Accumulated actuarial losses	205,923	323,258	11,792	17,601
Amounts included in accumulated other comprehensive income (loss)	$205,923	$323,258	$11,794	$17,606

The consolidated balance sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $111.7 million at February 1, 2014 is reflected on the balance sheet as of that date as a current liability of $3.4 million and a long-term liability of $108.3 million.

The combined net accrued liability of $203.7 million at February 2, 2013 is reflected on the balance sheet as of that date as a current liability of $2.4 million and a long-term liability of $201.3 million.

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2015 for both the funded and unfunded plan is immaterial. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2015 is $13.0 million for the funded plan and $1.2 million for the unfunded plan.

TJX determined the assumed discount rate using the BOND: Link model in fiscal 2014 and the RATE: Link model in fiscal 2013. TJX changed to the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
Discount rate	5.00%	4.40%	4.80%	4.00%
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

TJX made aggregate cash contributions of $32.7 million in fiscal 2014, $77.8 million in fiscal 2013 and $78.4 million in fiscal 2012 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. We do not anticipate any required funding in fiscal 2015 for the funded plan. We anticipate making contributions of $3.4 million to provide current benefits coming due under the unfunded plan in fiscal 2015.

The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to our pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
Dollars in thousands	February 1, 2014	February 2, 2013	January 28, 2012	February 1, 2014	February 2, 2013	January 28, 2012
		(53 weeks)			(53 weeks)
Net periodic pension cost:
Service cost	$44,623	$41,813	$33,858	$1,716	$1,448	$1,188
Interest cost	44,654	42,029	38,567	2,447	2,321	2,410
Expected return on plan assets	(60,474)	(54,759)	(49,059)	—	—	—
Amortization of prior service cost	—	—	—	3	3	4
Amortization of net actuarial loss	28,070	25,373	10,854	2,884	1,465	666

Expense related to current period	56,873	54,456	34,220	7,050	5,237	4,268
Correction of prior years pension accruals	—	26,964	—	—	—	—

Total expense	$56,873	$81,420	$34,220	$7,050	$5,237	$4,268

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(89,265)	$61,692	$148,759	$(2,925)	$6,666	$3,582
Amortization of net (loss)	(28,070)	(25,373)	(10,854)	(2,884)	(1,465)	(666)
Amortization of prior service cost	—	—	—	(3)	(3)	(4)

Total recognized in other comprehensive income	$(117,335)	$36,319	$137,905	$(5,812)	$5,198	$2,912

Total recognized in net periodic benefit cost and other comprehensive income	$(60,462)	$117,739	$172,125	$1,238	$10,435	$7,180

Weighted average assumptions for expense purposes:
Discount rate	4.40%	4.80%	5.75%	4.00%	4.40%	5.25%
Expected rate of return on plan assets	7.00%	7.40%	7.50%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

The rate of compensation increase presented for the unfunded plan (for measurement purposes and expense purposes) is the rate assumed for participants eligible for the primary benefit. The assumed rate of compensation increase for participants eligible for the alternative benefit under the unfunded plan is the same rate as assumed for the funded plan.

During fiscal 2013, TJX recorded an adjustment to its pension accrual to correct an understatement related to a computational error that commenced in fiscal 2008. The cumulative impact through fiscal 2012 of correcting for the error resulted in incremental pension expense of $27.0 million and an increase in the projected benefit obligation of $33.8 million. Management evaluated the impact of correcting the error in fiscal 2013 and determined that there was no material impact on that year, or the prior year financial statements as reported.

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

The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In thousands	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year
2015	$26,650	$3,395
2016	29,667	2,418
2017	33,045	4,513
2018	36,970	4,591
2019	40,952	4,735
2020 through 2024	268,314	21,163

The following table presents the fair value hierarchy (See Note G) for pension assets measured at fair value on a recurring basis as of February 1, 2014:

	Funded Plan
In thousands	Level 1	Level 2	Level 3	Total
Asset category:
Short-term investments	$57,217	$—	$—	$57,217
Equity Securities:
Domestic equity	74,415	—	—	74,415
International equity	150,149	—	—	150,149
Fixed Income Securities:
Corporate and government bond funds	—	214,752	—	214,752
Futures Contracts	—	202	—	202
Common/Collective Trusts	—	429,932	10,421	440,353
Limited Partnerships	—	—	7,713	7,713

Fair value of plan assets	$281,781	$644,886	$18,134	$944,801

The following table presents the fair value hierarchy for pension assets measured at fair value on a recurring basis as of February 2, 2013:

	Funded Plan
In thousands	Level 1	Level 2	Level 3	Total
Asset category:
Short-term investments	$144,008	$—	$—	$144,008
Equity Securities:
Domestic equity	65,105	—	—	65,105
International equity	61,944	—	—	61,944
Fixed Income Securities:
Corporate and government bond funds	—	203,931	—	203,931
Common/Collective Trusts	—	376,873	13,158	390,031
Limited Partnerships	—	—	11,064	11,064

Fair value of plan assets	$271,057	$580,804	$24,222	$876,083

The following table presents a reconciliation of Level 3 plan assets measured at fair value for the years ended February 1, 2014 and February 2, 2013:

In thousands	Common/Collective Trusts	Limited Partnerships
Balance as of January 28, 2012	$14,775	$12,042
Earned income, net of management expenses	1,258	348
Unrealized gain on investment	39	595
Purchases, sales, issuances and settlements, net	(2,914)	(1,921)
Balance as of February 2, 2013	$13,158	$11,064
Earned income, net of management expenses	671	312
Unrealized gain on investment	676	507
Purchases, sales, issuances and settlements, net	(4,084)	(4,170)
Balance as of February 1, 2014	$10,421	$7,713

Pension plan assets are reported at fair value. Investments in equity securities traded on a national securities exchange are valued at the composite close price, as reported in the Wall Street Journal, as of the financial statement date. This information is provided by the independent pricing sources.

Certain corporate and government bonds are valued at the closing price reported in the active market in which the bond is traded. Other bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks. All bonds are priced by independent pricing sources.

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

The following is a summary of TJX’s target allocation for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation for Fiscal Year Ended
	Target Allocation	February 1, 2014	February 2, 2013
Equity securities	50%	51%	46%
Fixed income	50%	44%	44%
All other – primarily cash	—	5%	10%

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

TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees and a similar type plan for eligible employees in Puerto Rico. Assets under the plans totaled $1,137.3 million as of December 31, 2013 and $903.7 million as of December 31, 2012 and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay, subject to limitation. TJX matches employee contributions, up to 5% of eligible pay, including a basic match at rates between 25% and 75% (based upon date of hire and other eligibility criteria) plus a discretionary match, generally up to 25%, based on TJX’s performance. Eligible employees are automatically enrolled in the U.S. plan at a 2% deferral rate, unless the employee elects otherwise. TJX contributed $29.7 million in fiscal 2014, $16.1 million in fiscal 2013 and $11.8 million in fiscal 2012 to these employee savings plans. Employees cannot invest their contributions in the TJX stock fund option in the plans, and may elect to invest no more than 50% of TJX’s contribution in the TJX stock fund. The TJX stock fund represents 8.3% of plan investments at December 31, 2013, 7.2% of plan investments at December 31, 2012 and 6.6% at December 31, 2011. In addition, TJX also maintained a 401(k) plan for eligible associates of Sierra Trading Post. Assets under this plan totaled $13.4 million through December 31, 2013, all of which had been transferred to the TJX 401(k) Plan as of January 1, 2014.

TJX also has a nonqualified savings plan for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $2.4 million in fiscal 2014, $4.0 million in fiscal 2013 and $2.6 million in fiscal 2012. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

In addition to the plans described above, TJX also maintains retirement/deferred savings plans for eligible associates at its foreign subsidiaries. We contributed $8.1 million for these plans in fiscal 2014, $7.1 million in fiscal 2013 and $5.8 million in fiscal 2012.

Multiemployer Pension Plans: TJX contributes to the National Retirement Fund (EIN #13-6130178), a multiemployer defined benefit pension plan under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $11.5 million in fiscal 2014, $10.9 million in fiscal 2013 and $10.8 million in fiscal 2012 to the fund. TJX was listed in the plan’s Form 5500 as providing more than 5% of the total contributions for the plan year ending December 31, 2012. The Pension Protection Act Zone Status of the plan is Critical and a rehabilitation plan has been implemented.

Postretirement Medical: TJX has an unfunded postretirement medical plan that provides limited postretirement medical and life insurance benefits to retirees who participate in its retirement plan and who retired at age 55 or older with ten or more years of service. During fiscal 2006, TJX eliminated this benefit for all active associates and modified the benefit to cover only retirees enrolled in the plan at that time.

TJX paid $184,000 of benefits in fiscal 2014 and will pay similar amounts over the next several years. The postretirement medical liability as of February 1, 2014 is estimated at $1.2 million, all of which is included in non-current liabilities on the balance sheet.

The amendment to plan benefits in fiscal 2006 resulted in a negative plan amendment of $46.8 million which is being amortized into income over the average remaining life of the active plan participants. The unamortized balance of $12.8 million as of February 1, 2014 is included in accumulated other comprehensive income (loss) of which approximately $3.5 million will be amortized into income in fiscal 2015. During fiscal 2014, there was a pre-tax net benefit of $3.5 million reflected in the consolidated statements of income as it relates to this postretirement medical plan.

Note K.    Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of February 1, 2014 and February 2, 2013. All amounts are net of unamortized debt discounts.

In thousands	February 1, 2014	February 2, 2013
General corporate debt:
4.20% senior unsecured notes, maturing August 15, 2015 (effective interest rate of 4.20% after reduction of unamortized debt discount of $8 and $13 in fiscal 2014 and 2013, respectively)	$399,992	$399,987
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $364 and $435 in fiscal 2014 and 2013, respectively)	374,636	374,565
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $412 in fiscal 2014)	499,588	—

Long-term debt, exclusive of current installments	$1,274,216	$774,552

The aggregate maturities of long-term debt, exclusive of current installments at February 1, 2014 are as follows:

In thousands	Long-Term Debt
Fiscal Year
2016	$400,000
2017	—
2018	—
2019	—
Later years	875,000
Less amount representing unamortized debt discount	(784)

Aggregate maturities of long-term debt, exclusive of current installments	$1,274,216

At February 1, 2014, TJX had outstanding $375 million aggregate principal amount of 6.95% ten-year notes due April 2019, $400 million aggregate principal amount of 4.20% six-year notes due August 2015 and $500 million 2.50% ten-year notes due May 2023. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 6.95% notes and $250 million of the 4.20% notes prior to the issuance of the notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 7.00% for the 6.95% notes and 4.19% for the 4.20% notes. TJX entered into rate-lock agreements to hedge $250 million of the 2.50% notes prior to their issuance. The costs of these agreements are being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.57%.

At February 1, 2014, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. As of February 1, 2014 and February 2, 2013 and during the years then ended, there were no amounts outstanding under these facilities. At February 1, 2014 the agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016. These rates are based on the credit ratings of TJX’s long-term debt and would vary with changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants including a requirement of a specified ratio of debt to earnings. Each of these facilities requires TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, consolidated rentals, depreciation and amortization (“EBITDAR”) of not more than 2.75 to 1.0 on a rolling four-quarter basis. The term “EBITDAR” which includes certain adjustments, is defined in the facility agreements previously filed with the Securities and Exchange Commission. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.

As of February 1, 2014 and February 2, 2013, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility.

As of February 1, 2014 and February 2, 2013, and during the years then ended there were no amounts outstanding on the Canadian credit line for operating expenses. As of February 1, 2014 and February 2, 2013, TJX Europe had a credit line of £20 million. The maximum amount outstanding under this U.K. line was £7.3 million in fiscal 2013 and there were no borrowings under this credit line in fiscal 2014. There were no amounts outstanding under this U.K. credit line at the end of fiscal 2014 or fiscal 2013.

Note L.    Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
In thousands	February 1, 2014	February 2, 2013	January 28, 2012

		(53 weeks)
Current:
Federal	$815,811	$842,149	$554,847
State	177,009	162,200	126,237
Foreign	136,626	153,083	99,463
Deferred:
Federal	73,206	22,394	131,527
State	5,928	1,583	6,202
Foreign	(26,487)	(10,745)	(2,952)

Provision for income taxes	$1,182,093	$1,170,664	$915,324

Income from continuing operations before income taxes includes foreign pre-tax income of $572.6 million in fiscal 2014, $559.7 million in fiscal 2013 and $319.4 million in fiscal 2012.

TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
In thousands	February 1, 2014	February 2, 2013

Deferred tax assets:
Net operating loss carryforwards	$25,711	$33,461
Reserve for former operations	24,603	21,856
Pension, stock compensation, postretirement and employee benefits	280,381	313,671
Leases	43,966	40,440
Computer Intrusion reserve	4,505	5,661
Other	66,984	64,394

Total gross deferred tax assets	446,150	479,483

Valuation allowance	(4,359)	(35,941)

Net deferred tax assets	$441,791	$443,542

Deferred tax liabilities:
Property, plant and equipment	$432,262	$360,167
Capitalized inventory	48,612	47,903
Tradename / Intangibles	45,528	43,520
Undistributed foreign earnings	217,916	233,002
Other	10,397	12,217

Total deferred tax liabilities	$754,715	$696,809

Net deferred tax (liability)	$(312,924)	$(253,267)

The fiscal 2014 net deferred tax liability is presented on the balance sheet as a current asset of $101.6 million and a non-current asset of $31.5 million and a non-current liability of $446.1 million. The fiscal 2013 net deferred tax liability is presented on the balance sheet as a current asset of $96.2 million and a non-current liability of $349.5 million.

TJX has provided for deferred U.S. taxes on all undistributed earnings through February 1, 2014 from its subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong, and Australia. For all other foreign subsidiaries, no income taxes have been provided on the approximately $528.2 million of undistributed earnings as of February 1, 2014 because such earnings are considered to be indefinitely reinvested in the business. A determination of the amount of unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with the hypothetical calculations.

As of February 1, 2014, and February 2, 2013, the Company had available for state income tax purposes net operating loss carryforwards of $35.9 million which expire, if unused, in the years 2015 through 2033. The Company has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided for the deferred tax asset as of February 1, 2014, and February 2, 2013 in the amount of $4.4 million and $4.6 million respectively.

As of February 1, 2014, the Company had available for foreign tax purposes (primarily related to Germany and Poland) net operating loss carryforwards of $77.1 million of which $7.6 million expire, if unused, in the years 2015 through 2018 and the remaining loss carryforwards do not expire. As of February 2, 2013, the Company had available for foreign tax purposes (primarily related to Germany and Poland) net operating loss carryforwards of $108.3 million.

As of February 1, 2014, the Company determined that it is more-likely-than-not that it will realize the deferred tax assets and reversed the valuation allowance previously recorded. As of February 2, 2013, the Company determined that it was more-likely-than-not that all of the net operating loss carryforwards would not be realized and a valuation allowance had been provided for the net deferred tax assets in the amount of $31.3 million.

In making the assessment to reverse the valuation allowances, TJX considered and weighed all available evidence, both positive and negative. The positive and negative evidence includes the entity’s history of losses, recent profitability, and projections of future income. During fiscal 2014 it became evident that the foreign entities, which had a history of losses prior to fiscal 2013, continued to be profitable and that reversal of the valuation allowance was appropriate.

TJX’s worldwide effective income tax rate was 35.6% for fiscal 2014, 38.0% for fiscal 2013 and 38.0% for fiscal 2012. The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
		(53 weeks)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	3.6	3.5	3.6
Impact of foreign operations	(0.8)	(0.3)	(0.2)
All other	(2.2)	(0.2)	(0.4)
Worldwide effective income tax rate	35.6%	38.0%	38.0%

TJX’s effective income tax rate decreased for fiscal 2014 as compared to fiscal 2013. The fiscal 2014 effective income tax rate decreased primarily due to fiscal 2014 third quarter tax benefits of approximately $80 million, primarily due to a reduction in our reserve for uncertain tax positions as a result of settlements with state taxing authorities and the reversal of valuation allowances against foreign net operating loss carryforwards. These benefits reduced our year-to-date effective income tax rate by 1.4 percentage points and 0.8 percentage points respectively.

TJX had net unrecognized tax benefits, net of federal benefit on state issues, of $26.2 million as of February 1, 2014, $125.3 million as of February 2, 2013 and $116.6 million as of January 28, 2012. During the third quarter of fiscal 2014, the net reserve for uncertain tax positions was reduced by $104 million as a result of a settlement with state taxing authorities. The remainder of the change in the reserve during fiscal 2014 is due to various additions for uncertain tax positions taken in the current and prior years, reductions resulting from the lapse of statutes of limitations and other settlements with taxing authorities.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In thousands	February 1, 2014	February 2, 2013	January 28, 2012

Balance at beginning of year	$148,777	$144,505	$123,094
Additions for uncertain tax positions taken in current year	4,212	1,949	1,131
Additions for uncertain tax positions taken in prior years	5,096	3,009	63,463
Reductions for uncertain tax positions taken in prior years	(69,292)	—	(40,558)
Reductions resulting from lapse of statute of limitations	(317)	(129)	—
Settlements with tax authorities	(39,796)	(557)	(2,625)

Balance at end of year	$48,680	$148,777	$144,505

Included in the gross amount of unrecognized tax benefits are items that will not impact future effective tax rates upon recognition. These items amounted to $20.8 million as of February 1, 2014, $19.8 million as of February 2, 2013 and $20.0 million as of January 28, 2012.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2006 are no longer subject to examination.

TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $4.0 million for the year ended February 1, 2014, $4.7 million for the year ended February 2, 2013 and $5.8 million for the year ended January 28, 2012. The accrued amounts for interest and penalties are $8.1 million as of February 1, 2014, $38.6 million as of February 2, 2013 and $33.0 million as of January 28, 2012.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of February 1, 2014. During the next twelve months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $0 million to $10.4 million.

On September 13, 2013 the U.S. Department of the Treasury and Internal Revenue Service released final tangible property regulations that provide guidance on the tax treatment regarding the deduction and capitalization of expenditures related to tangible property. While early adoption is available, the effective date to implement these regulations is for tax years beginning on or after January 1, 2014. The Company is currently assessing these rules and the impact to its financial statements, if any, but believes adoption of these regulations will not have a material impact on its consolidated results of operations, cash flows or financial position.

Note M.    Commitments

TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of TJX’s leases are store operating leases with ten-year terms and options to extend for one or more five-year periods in the U.S. and Canada and ten to fifteen year terms with options to end the lease after five or ten-years in Europe. Many of the Company’s leases contain escalation clauses and some contain early termination penalties. In addition, TJX is generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These expenses in the aggregate were approximately one-third of the total minimum rent in fiscal 2014, fiscal 2013 and fiscal 2012 and are not included in the table below.

The following is a schedule of future minimum lease payments for continuing operations as of February 1, 2014:

In thousands	Operating Leases
Fiscal Year
2015	$1,272,948
2016	1,182,809
2017	1,038,912
2018	885,594
2019	742,321
Later years	2,268,804

Total future minimum lease payments	$7,391,388

Rental expense under operating leases for continuing operations amounted to $1,238.2 million for fiscal 2014, $1,171.6 million for fiscal 2013 and $1,086.0 million for fiscal 2012. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $15.7 million in fiscal 2014, $15.0 million in fiscal 2013 and $12.9 million in fiscal 2012. Sublease income was $0.9 million in fiscal 2014 and in fiscal 2013 and $1.3 million in fiscal 2012. The total net present value of TJX’s minimum operating lease obligations approximated $6,317.4 million as of February 1, 2014.

TJX had outstanding letters of credit totaling $55.3 million as of February 1, 2014 and $48.5 million as of February 2, 2013. Letters of credit are issued by TJX primarily for the purchase of inventory.

Note N.    Accrued Expenses and Other Liabilities, Current and Long Term

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In thousands	February 1, 2014	February 2, 2013
Employee compensation and benefits, current	$479,003	$513,999
Computer Intrusion reserve	12,854	15,767
Reserve for former operations – short term	14,586	17,648
Rent, utilities and occupancy, including real estate taxes	179,953	177,693
Merchandise credits and gift certificates	246,438	218,488
Insurance	34,364	31,423
Sales tax collections and V.A.T. taxes	102,572	109,874
All other current liabilities	612,064	581,324

Accrued expenses and other current liabilities	$1,681,834	$1,666,216

All other current liabilities include accruals for advertising, property additions, dividends, freight, interest, reserve for sales returns, expense payables, purchased services and other items, each of which is individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In thousands	February 1, 2014	February 2, 2013
Employee compensation and benefits, long term	$334,847	$395,282
Reserve for former operations – long term	16,777	27,581
Accrued rent	195,586	164,593
Landlord allowances	106,151	94,570
Tax reserve, long term	50,227	257,190
All other long-term liabilities	29,411	22,068

Other long-term liabilities	$732,999	$961,284

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

TJX also has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $95 million as of February 1, 2014. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

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

Contingencies: TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes, including alleged misclassification of positions as exempt from overtime, alleged entitlement to additional wages for alleged off-the-clock work by hourly employees and alleged failure to pay all wages due upon termination. The lawsuits are in various procedural stages and seek unspecified monetary damages, injunctive relief and attorneys’ fees. At this time, TJX is not able to predict the outcome of these lawsuits or the amount of any loss that may arise from them.

Note P.    Supplemental Cash Flows Information

The cash flows required to satisfy obligations of former operations discussed in Note C are classified as a reduction in cash provided by operating activities. There are no remaining operating activities relating to these operations.

TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In thousands	February 1, 2014	February 2, 2013	January 28, 2012
		(53 weeks)
Cash paid for:
Interest on debt	$52,196	$45,653	$46,691
Income taxes	1,240,377	971,732	781,170
Changes in accrued expenses due to:
Dividends payable	$19,380	$12,291	$13,018
Property additions	(6,432)	33,615	(23,746)

There were no non-cash financing or investing activities during fiscal 2014, 2013 or 2012.

Note Q.    Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly consolidated financial data for fiscal 2014 and fiscal 2013 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Fiscal Year Ended February 1, 2014 (52 weeks)
Net sales	$6,189,609	$6,442,424	$6,981,876	$7,808,787
Gross earnings(1)	1,756,076	1,855,685	2,047,411	2,158,487
Net income	452,890	479,559	622,655	582,292
Basic earnings per share	0.63	0.67	0.88	0.82
Diluted earnings per share	0.62	0.66	0.86	0.81
Fiscal Year Ended February 2, 2013 (53 weeks)
Net sales	$5,798,086	$5,945,559	$6,410,913	$7,723,814
Gross earnings(1)	1,632,358	1,670,486	1,844,840	2,209,288
Net income	419,200	421,092	461,551	604,844
Basic earnings per share	0.56	0.57	0.63	0.83
Diluted earnings per share	0.55	0.56	0.62	0.82

(1)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.
(2)	The fourth quarter of fiscal 2013 included 14 weeks.