Form 10-Q
period 2014-05-03
TJX COMPANIES INC /DE/
filed 2014-05-30
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2014

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

The number of shares of registrant’s common stock outstanding as of May 3, 2014: 700,312,077

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	$6,491,176	$6,189,609

Cost of sales, including buying and occupancy costs	4,678,000	4,433,533
Selling, general and administrative expenses	1,073,050	1,018,909
Interest expense, net	9,595	5,282

Income before provision for income taxes	730,531	731,885
Provision for income taxes	276,214	278,995

Net income	$454,317	$452,890

Basic earnings per share:
Net income	$0.65	$0.63
Weighted average common shares – basic	701,027	719,528

Diluted earnings per share:
Net income	$0.64	$0.62
Weighted average common shares – diluted	712,902	732,555

Cash dividends declared per share	$0.175	$0.145

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net income	$454,317	$452,890
Other comprehensive income, net of related tax benefits/provisions:
Foreign currency translation adjustments, net of related tax provision of $6,144 in fiscal 2015 and benefit of $3,552 in fiscal 2014.	36,091	(19,827)
Recognition of prior service cost and deferred gains/losses, net of related tax provisions of $1,079 and $2,646 in fiscal 2015 and 2014, respectively.	1,618	3,971

Total comprehensive income	$492,026	$437,034

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,059,296	$2,149,746	$1,989,835
Short-term investments	259,887	294,702	238,043
Accounts receivable, net	255,775	210,094	257,985
Merchandise inventories	3,208,460	2,966,490	3,091,473
Prepaid expenses and other current assets	319,019	345,327	291,108
Current deferred income taxes, net	133,113	101,639	107,699

Total current assets	6,235,550	6,067,998	5,976,143

Property at cost:
Land and buildings	732,442	722,645	630,555
Leasehold costs and improvements	2,773,144	2,720,391	2,541,763
Furniture, fixtures and equipment	4,401,722	4,255,210	3,879,633

Total property at cost	7,907,308	7,698,246	7,051,951
Less accumulated depreciation and amortization	4,261,738	4,103,745	3,778,629

Net property at cost	3,645,570	3,594,501	3,273,322

Non-current deferred income taxes, net	29,605	31,508	—
Other assets	207,139	194,328	277,951
Goodwill and tradename, net of amortization	312,074	312,687	312,948

TOTAL ASSETS	$10,429,938	$10,201,022	$9,840,364

LIABILITIES
Current liabilities:
Accounts payable	$1,956,384	$1,771,294	$1,846,568
Accrued expenses and other current liabilities	1,532,592	1,681,834	1,442,080
Federal, foreign and state income taxes payable	216,284	64,715	209,969

Total current liabilities	3,705,260	3,517,843	3,498,617

Other long-term liabilities	691,871	732,999	936,712
Non-current deferred income taxes, net	475,068	446,071	368,244
Long-term debt, exclusive of current installments	1,274,245	1,274,216	1,274,126
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 700,312,077; 705,016,838 and 719,773,253, respectively	700,312	705,017	719,773
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(161,823)	(199,532)	(229,248)
Retained earnings	3,745,005	3,724,408	3,272,140

Total shareholders’ equity	4,283,494	4,229,893	3,762,665

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,429,938	$10,201,022	$9,840,364

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net income	$454,317	$452,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,155	130,543
Loss (gain) on property disposals and impairments	737	(26)
Deferred income tax (benefit) provision	(6,736)	8,661
Share-based compensation	19,785	16,549
Excess tax benefits from share-based compensation	(12,833)	(17,222)
Changes in assets and liabilities:
(Increase) in accounts receivable	(44,779)	(35,606)
(Increase) in merchandise inventories	(225,953)	(84,885)
Decrease in prepaid expenses and other current assets	18,553	30,159
Increase (decrease) in accounts payable	175,384	(79,011)
(Decrease) in accrued expenses and other liabilities	(46,631)	(148,455)
Other	(2,250)	7,152

Net cash provided by operating activities	473,749	280,749

Cash flows from investing activities:
Property additions	(193,361)	(238,515)
Purchase of short-term investments	(81,765)	(80,728)
Sales and maturities of short-term investments	120,066	75,023
Other	—	2,653

Net cash (used in) investing activities	(155,060)	(241,567)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	499,555
Cash payments for repurchase of common stock	(359,996)	(302,635)
Cash payments for debt issuance expenses	—	(3,318)
Proceeds from issuance of common stock	20,509	34,746
Excess tax benefits from share-based compensation	12,833	17,222
Cash dividends paid	(102,181)	(83,211)
Other	—	(3,251)

Net cash (used in) provided by financing activities	(428,835)	159,108

Effect of exchange rate changes on cash	19,696	(20,412)

Net (decrease) increase in cash and cash equivalents	(90,450)	177,878
Cash and cash equivalents at beginning of year	2,149,746	1,811,957

Cash and cash equivalents at end of period	$2,059,296	$1,989,835

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value $1
Balance, February 1, 2014	705,017	$705,017	$—	$(199,532)	$3,724,408	$4,229,893
Comprehensive income	—	—	—	37,709	454,317	492,026
Cash dividends declared on common stock	—	—	—	—	(121,872)	(121,872)
Recognition of share-based compensation	—	—	19,785	—	—	19,785
Issuance of common stock under stock incentive plan and related tax effect	1,321	1,321	22,337	—	—	23,658
Common stock repurchased	(6,026)	(6,026)	(42,122)	—	(311,848)	(359,996)

Balance, May 3, 2014	700,312	$700,312	$—	$(161,823)	$3,745,005	$4,283,494

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note A. Summary of Significant Accounting Policies

Basis of Presentation: The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, the use of retail statistics, and accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its financial statements for the periods reported, all in conformity with accounting principles generally accepted in the United States of America (“GAAP”) consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (“fiscal 2014”).

These interim results are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

The February 1, 2014 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends January 31, 2015 (“fiscal 2015”) and is a 52-week fiscal year. Fiscal 2014 was also a 52-week fiscal year.

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock options awarded and uses the market price on the grant date for performance-based restricted stock awards. Total share-based compensation expense was $19.8 million for the quarter ended May 3, 2014 and $16.5 million for the quarter ended May 4, 2013. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 1.1 million shares of common stock exercised during the quarter ended May 3, 2014. There were options to purchase 31.4 million shares of common stock outstanding as of May 3, 2014.

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

As of May 3, 2014, TJX’s cash and cash equivalents held outside the U.S. were $991.8 million, of which $281.9 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its divisions, except at Sierra Trading Post (STP). The retail method results in a weighted average cost. TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $409.3 million at May 3, 2014, $451.6 million at February 1, 2014 and $433.5 million at May 4, 2013. Comparable amounts were reflected in accounts payable at those dates.

New Accounting Standards: TJX has reviewed recently issued accounting pronouncements and does not expect their adoption to have a material impact on the TJX’s results of operations, financial position or cash flows.

Note B. Reserves related to Former Operations

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations relating to former business operations it has closed or sold. The reserve activity is presented below:

	Thirteen Weeks Ended
In thousands	May 3, 2014	May 4, 2013
Balance at beginning of year	$31,363	$45,229
Additions (reductions) to the reserve charged to net income:
A.J. Wright closing costs	(1,400)	—
Interest accretion	360	360
Charges against the reserve:
Lease-related obligations	(2,079)	(4,775)
Termination benefits and all other	(4)	(490)

Balance at end of period	$28,240	$40,324

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

TJX may also be contingently liable on up to 11 leases of BJ’s Wholesale Club, a former TJX business, and up to 4 leases of Bob’s Stores, also a former TJX business, in addition to leases included in the reserve. The reserve for former operations does not reflect these leases because TJX believes that the likelihood of future liability to TJX is remote.

Note C. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for the related periods:

Amounts in thousands	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance, February 1, 2014	$(76,569)	$(122,963)	$(199,532)
Foreign currency translation adjustments (net of taxes of $6,144)	36,091	—	36,091
Amortization of deferred benefit costs (net of taxes of $1,079)	—	1,618	1,618

Balance, May 3, 2014	$(40,478)	$(121,345)	$(161,823)

Note D. Capital Stock and Earnings Per Share

Capital Stock: TJX repurchased and retired 6.0 million shares of its common stock at a cost of $360.0 million during the quarter ended May 3, 2014, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $360.0 million for the three months ended May 3, 2014 and $302.6 million for the three months ended May 4, 2013.

In February 2013, TJX’s Board of Directors approved a stock repurchase program that authorized the repurchase of up to an additional $1.5 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through May 3, 2014, TJX repurchased 14.6 million shares of common stock at a cost of $890.2 million. At May 3, 2014 $609.8 million remained available for purchase under this program.

All shares repurchased under the stock repurchase programs have been retired.

In January 2014, TJX’s Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX common stock from time to time.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
In thousands, except per share data
Basic earnings per share
Net income	$454,317	$452,890
Weighted average common shares outstanding for basic EPS	701,027	719,528

Basic earnings per share	$0.65	$0.63

Diluted earnings per share
Net income	$454,317	$452,890

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	701,027	719,528
Assumed exercise/vesting of:
Stock options and awards	11,875	13,027

Weighted average common shares outstanding for diluted EPS	712,902	732,555

Diluted earnings per share	$0.64	$0.62

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 4.2 million such options excluded for the thirteen weeks ended May 3, 2014. There were 4.8 million such options excluded for the thirteen weeks ended May 4, 2013.

Note E. Financial Instruments

As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. When and to the extent deemed appropriate, TJX seeks to minimize risk from changes in interest rates and foreign currency exchange rates and fuel costs through the use of derivative financial instruments. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. TJX does not hedge its net investments in foreign subsidiaries.

Diesel Fuel Contracts: TJX hedges portions of its estimated notional diesel requirements, based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2014 and the first quarter of fiscal 2015, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2015. The hedge agreements outstanding at May 3, 2014 relate to approximately 49% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2015. These diesel fuel hedge agreements will settle throughout fiscal 2015. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at May 3, 2014 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2015. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 3, 2014:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 3, 2014
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest
	zł 87,073	C$	30,585	0.3513	Prepaid Exp / (Accrued Exp)	$26	$(651)	$(625)
	€ 39,000		£32,369	0.8300	Prepaid Exp / (Accrued Exp)	513	(49)	464
	€ 44,850	U.S.$	61,842	1.3789	(Accrued Exp)	—	(350)	(350)
	U.S.$ 90,309		£55,000	0.6090	Prepaid Exp	2,248	—	2,248

Economic hedges for which hedge accounting was not elected:

Diesel contracts	Fixed on 1.6M - 1.8M gal per month		Float on 1.6M - 1.8M gal per month	N/A	Prepaid Exp	1,001	—	1,001
Merchandise purchase commitments
	C$ 411,075	U.S.$	374,675	0.9115	Prepaid Exp / (Accrued Exp)	3,346	(2,621)	725
	C$ 15,483		€10,200	0.6588	Prepaid Exp / (Accrued Exp)	56	(8)	48
	£ 145,258	U.S.$	236,200	1.6261	(Accrued Exp)	—	(8,698)	(8,698)
	zł 128,099		£25,079	0.1958	Prepaid Exp / (Accrued Exp)	265	(54)	211
	U.S.$ 23,376		€17,001	0.7273	Prepaid Exp / (Accrued Exp)	207	(8)	199
	U.S.$ 844		¥5,138	6.0877	(Accrued Exp)	—	(24)	(24)

Total fair value of financial instruments						$7,662	$(12,463)	$(4,801)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 4, 2013:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location		Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 4, 2013
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest
	zł 141,500	C$ 44,551	0.3148	(Accrued Exp	)	$—	$(604)	$(604)
	£ 25,000	C$ 38,946	1.5578	(Accrued Exp	)	—	(475)	(475)
	€ 44,281	£ 35,781	0.8080	(Accrued Exp	)	—	(2,537)	(2,537)
	€ 90,292	U.S.$ 118,511	1.3125	(Accrued Exp	)	—	(111)	(111)
	U.S.$ 87,117	£ 55,000	0.6313	(Accrued Exp	)	—	(1,572)	(1,572)

Economic hedges for which hedge accounting was not elected:

Diesel contracts	Fixed on 1.5M - 1.7M gal per month	Float on 1.5M - 1.7M gal per month	N/A	(Accrued Exp	)	—	(427)	(427)
Merchandise purchase commitments
	C$ 323,489	U.S.$ 319,678	0.9882	Prepaid Exp / (Accrued Exp	)	1,954	(2,757)	(803)
	C$ 8,149	€ 6,100	0.7486	(Accrued Exp	)	—	(79)	(79)
	£ 111,217	U.S.$ 171,000	1.5375	Prepaid Exp / (Accrued Exp	)	717	(2,875)	(2,158)
	£ 4,289	€ 5,000	1.1658	(Accrued Exp	)	—	(123)	(123)
	£ 12,823	zł 62,813	4.8985	Prepaid Exp		168	—	168
	U.S.$ 9,907	€ 7,580	0.7651	Prepaid Exp / (Accrued Exp	)	71	(35)	36

Total fair value of financial instruments						$2,910	$(11,595)	$(8,685)

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

	Location of Gain (Loss) Recognized in Income by Derivative	Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands		May 3, 2014	May 4, 2013
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$(58)	$6,286

Economic hedges for which hedge accounting was not elected:
Diesel contracts	Cost of sales, including buying and occupancy costs	1,226	(2,961)

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(12,318)	1,007

(Loss) gain recognized in income		$(11,150)	$4,332

Included in the table above are realized gains of $7.2 million in the first quarter of fiscal 2015 and gains of $10.6 million in the first quarter of fiscal 2014 all of which were largely offset by gains and losses on the underlying hedged item.

Note F. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	May 3, 2014	February 1, 2014	May 4, 2013
Level 1
Assets:
Executive Savings Plan investments	$144,587	$131,049	$114,106
Level 2
Assets:
Short-term investments	$259,887	$294,702	$238,043
Foreign currency exchange contracts	6,661	19,482	2,910
Diesel fuel contracts	1,001	137	—

Liabilities:
Foreign currency exchange contracts	$12,463	$6,107	$11,168
Diesel fuel contracts	—	—	427

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt at May 3, 2014 was $1.35 billion compared to a carrying value of $1.27 billion. The fair value of long-term debt as of February 1, 2014 was $1.34 billion compared to a carrying value of $1.27 billion. The fair value of long-term debt as of May 4, 2013 was $1.41 billion compared to a carrying value of $1.27 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Note G. Segment Information

TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. Late in fiscal 2013 TJX acquired STP, an off-price Internet retailer in the U.S. The results of STP are included in the Marmaxx segment.

All of TJX’s stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. HomeGoods and HomeSense offer home fashions.

TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income or loss before general corporate expense and interest expense, net. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered alternatives to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	May 3, 2014	May 4, 2013
Net sales:
In the United States:
Marmaxx	$4,234,755	$4,135,749
HomeGoods	757,152	689,530
TJX Canada	608,420	645,496
TJX Europe	890,849	718,834

	$6,491,176	$6,189,609

Segment profit:
In the United States:
Marmaxx	$623,074	$634,300
HomeGoods	98,205	89,063
TJX Canada	44,023	74,306
TJX Europe	38,261	16,364

	803,563	814,033

General corporate expense	63,437	76,866
Interest expense, net	9,595	5,282

Income before provision for income taxes	$730,531	$731,885

Note H. Pension Plans and Other Retirement Benefits

Presented below is financial information related to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental retirement plan (unfunded plan) for the periods shown.

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Service cost	$10,123	$11,274	$450	$521
Interest cost	12,297	11,325	694	593
Expected return on plan assets	(16,303)	(14,624)	—	—
Amortization of prior service cost	—	—	1	1
Recognized actuarial losses	3,257	6,918	303	560

Total expense	$9,374	$14,893	$1,448	$1,675

TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the funding target pursuant to the Internal Revenue Code section 430) or such other amount sufficient to avoid restrictions with respect to the funding of TJX’s nonqualified plans under the Internal Revenue Code. TJX does not anticipate any required funding in fiscal 2015 for the funded plan. TJX anticipates making payments of $3.4 million to provide current benefits coming due under the unfunded plan in fiscal 2015.

The amounts included in amortization of prior service cost and recognized actuarial losses in the table above have been reclassified in their entirety from other comprehensive income to the statements of income, net of related tax effects, for both periods presented.

TJX also has an unfunded postretirement medical plan which was closed to new benefits in fiscal 2006. The liability as of May 3, 2014 is estimated at $1.2 million, all of which is included in non-current liabilities on the balance sheet.

The amendment to the plan benefits in fiscal 2006 resulted in a negative plan amendment which is being amortized to income over the estimated average remaining life of the active plan participants. Amortization from other comprehensive income to net income was $864,226 for the thirteen weeks ended May 3, 2014 and $862,856 for the thirteen weeks ended May 4, 2013.

Note I. Long-Term Debt and Credit Lines

At May 3, 2014, TJX had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023, $375 million aggregate principal amount of 6.95% ten-year notes due April 2019 and $400 million aggregate principal amount of 4.20% six-year notes due August 2015. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes, all of the 6.95% notes and $250 million of the 4.20% notes prior to the issuance of the notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes, 7.00% for the 6.95% notes and 4.19% for the 4.20% notes.

At May 3, 2014, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. As of May 3, 2014, February 1, 2014 and May 4, 2013 and during the quarters and year then ended, there were no amounts outstanding under these facilities. At May 3, 2014 the agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016. These rates are based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities requires TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, consolidated rentals, depreciation and amortization (“EBITDAR”) of not more that 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.

As of May 3, 2014, February 1, 2014 and May 4, 2013, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of May 3, 2014, February 1, 2014 and May 4, 2013, and during the quarters and year then ended there were no amounts outstanding on the Canadian credit line for operating expenses. As of May 3, 2014, February 1, 2014 and May 4, 2013, TJX Europe had a credit line of £20 million. As of May 3, 2014, February 1, 2014, and May 4, 2013, and during the quarters and year then ended there were no amounts outstanding on the European credit line.

Note J. Income Taxes

The effective income tax rate was 37.8% for the fiscal 2015 first quarter and 38.1% for last year’s first quarter. The decrease in the effective income tax rate for the first quarter of fiscal 2015 was primarily due to the jurisdictional mix of income, partially offset by the expiration of legislation allowing for the U.S. Work Opportunity Tax Credit. The Work Opportunity Tax Credit expired on December 31, 2013.

TJX had net unrecognized tax benefits, net of federal benefit on state issues of $27.0 million as of May 3, 2014, $26.2 million as of February 1, 2014 and $124.8 million as of May 4, 2013.

TJX is subject to U.S. federal income tax as well as income tax in multiple states, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2006 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $8.5 million as of May 3, 2014; $8.1 million as of February 1, 2014 and $38.8 million as of May 4, 2013.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of May 3, 2014. During the next twelve months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range of $0 million to $11.0 million.

On September 13, 2013 the U.S. Department of the Treasury and Internal Revenue Service released final tangible property regulations that provide guidance on the tax treatment regarding the deduction and capitalization of expenditures related to tangible property. The effective date to implement these regulations is for tax years beginning on or after January 1, 2014. TJX is currently assessing these rules and the impact to its financial statements, if any, but believes adoption of these regulations will not have a material impact on its consolidated results of operations, cash flows or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Thirteen Weeks (first quarter) Ended May 3, 2014

Compared to

The Thirteen Weeks (first quarter) Ended May 4, 2013

Overview

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,200 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX Europe (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe). We also operate Sierra Trading Post (STP), an off-price Internet retailer, which operates four stores and sierratradingpost.com in the U.S. The results of STP have been included with the Marmaxx segment.

Results of Operations

We reported same store sales gains and earnings per share growth for the first quarter of fiscal 2015 over last year’s first quarter. Highlights of our financial performance for the first quarter ended May 3, 2014 include the following:

•	Same store sales increased 1% in the first quarter of fiscal 2015 over an increase of 2% in the fiscal 2014 first quarter. The fiscal 2015 increase was driven by an increase in the average ticket partially offset by a decline in customer traffic.

•	Net sales increased 5% to $6.5 billion for the fiscal 2015 first quarter over last year’s comparable period. At May 3, 2014, stores in operation increased by 5% and selling square footage increased by 4% compared to the end of the first quarter in fiscal 2014. Home fashions overall outperformed apparel categories and our European segment recorded the strongest sales gains.

•	Diluted earnings per share for the first quarter of fiscal 2015 were $0.64, up 3% compared to $0.62 in fiscal 2014.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2015 was 11.3%, a 0.5 percentage point decrease from 11.8% for the same period last year, due primarily to a decline in gross margin.

•	Our cost of sales ratio for the first quarter of fiscal 2015 was 72.1%, an increase of 0.5 percentage points compared to the first quarter last year. The increase was primarily due to decreased merchandise margins and buying and occupancy expense deleverage on 1% same store sales growth.

•	Our selling, general and administrative expense ratio for the first quarter of fiscal 2015 was flat compared to the same period last year at 16.5%.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit), and excluding our e-commerce businesses, was flat at the end of the first quarter of fiscal 2015 as compared to the prior year.

•	During the first quarter of fiscal 2015, we repurchased 6.0 million shares of our common stock at a cost of $360 million under our stock buyback program.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results:

Net sales: Consolidated net sales for the first quarter ended May 3, 2014 totaled $6.5 billion, a 5% increase over consolidated net sales of $6.2 billion in the fiscal 2014 first quarter. The increase reflected a 4% increase in new store sales and 1% increase in same store sales. This increase compares to sales growth of 7% in last year’s first quarter, which reflected a 5% increase in new store sales and a 2% increase in same store sales. Foreign currency exchange rates had a neutral impact on first quarter sales growth for both fiscal 2015 and fiscal 2014.

As of May 3, 2014, our consolidated store count increased 5% and selling square footage increased 4% as compared to the end of the first quarter last year.

The same store sales increase in the fiscal 2015 first quarter was driven by increases in the value of the average ticket, partially offset by a decline in customer traffic. Overall, home fashions outperformed apparel categories. We believe unseasonable weather in parts of the U.S. and Canada had an unfavorable impact on sales. Our European division posted strong same store sales, while the U.S. and Canada trailed the consolidated average.

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

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended May 3, 2014	Percentage of Net Sales Thirteen Weeks Ended May 4, 2013
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	72.1	71.6
Selling, general and administrative expenses	16.5	16.5
Interest expense, net	0.1	0.1

Income before provision for income taxes	11.3%	11.8%

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales increased by 0.5 percentage points to 72.1% for the first quarter of fiscal 2015 as compared to the same period last year. The increase in this ratio was due primarily to the decrease in merchandise margins (0.3 percentage points) and buying and occupancy expense deleverage on the 1% same store sales growth, and to a lesser extent, the mark-to-market adjustment on our inventory-related hedges.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, was 16.5% in the first quarter of fiscal 2015, flat compared to the same period last year. Expense deleverage on the 1% same store sales growth was essentially offset by expense controls and a reduction in general corporate expenses.

Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
Dollars in thousands	May 3, 2014	May 4, 2013
Interest expense	$15,324	$11,797
Capitalized interest	(2,141)	(3,445)
Interest (income)	(3,588)	(3,070)

Interest expense, net	$9,595	$5,282

The increase in net interest expense for the first quarter of fiscal 2015 was due to the interest cost on the $500 million of 2.5% ten-year notes which were issued late in last year’s first quarter.

Income taxes: The effective income tax rate was 37.8% for the first quarter this year, compared to 38.1% for last year’s first quarter. The decrease in the effective income tax rate for the first quarter was primarily due to the jurisdictional mix of income, partially offset by the expiration of legislation allowing for the U.S. Work Opportunity Tax Credit. The Work Opportunity Tax Credit expired on December 31, 2013.

Net income and net income per share: Net income for the first quarter of fiscal 2015 was $454.3 million, or $0.64 per diluted share, versus $452.9 million, or $0.62 per diluted share, in last year’s first quarter. Foreign currency had a $0.02 negative impact on earnings per share in the first quarter of fiscal 2015 compared to a $0.01 negative impact in the first quarter of fiscal 2014.

Our stock repurchase program, which reduces our weighted average diluted shares outstanding, benefits our earnings per share. During the first quarter of fiscal 2015, we repurchased 6.0 million shares of our common stock at a cost of $360 million.

Segment information: We operate four main business segments. Marmaxx (T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX Europe segment operates T.K. Maxx, HomeSense and

tkmaxx.com in Europe. We also operate STP, an off-price Internet retailer in the U.S. The results of STP have been included with our Marmaxx segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended
Dollars in millions	May 3, 2014	May 4, 2013
Net sales	$4,234.8	$4,135.7
Segment profit	$623.1	$634.3
Segment profit as a percentage of net sales	14.7%	15.3%
Increase in same store sales	0%	1%
Stores in operation at end of period
T.J. Maxx	1,085	1,047
Marshalls	947	911
Sierra Trading Post	4	4

Total	2,036	1,962

Selling square footage at end of period (in thousands)
T.J. Maxx	24,806	24,093
Marshalls	23,192	22,513
Sierra Trading Post	83	83

Total	48,081	46,689

Net sales for Marmaxx increased 2% for the first quarter of fiscal 2015 as compared to the same period last year.

Same store sales at Marmaxx for the first quarter ended May 3, 2014 were flat to the prior year. Our home fashions and apparel categories had similar same store sales performances. Geographically, the West Coast, Southwest and Florida were above the chain average while the rest of the regions, where we believe weather was a negative factor, were in line with or below the chain average. During the third quarter of fiscal 2014 TJX made online shopping available at tjmaxx.com, its new e-commerce website. Sales from this website, along with sales of STP (which is included within the Marmaxx segment) were not material.

Segment profit margin decreased to 14.7% for the first quarter of fiscal 2015 compared to 15.3% for the same period last year. This decrease was primarily due to expense deleverage on flat same store sales, particularly occupancy costs (0.2 percentage points) and store payroll costs (0.2 percentage points). In addition, the year-over-year comparison of segment margin was negatively impacted by 0.1 percentage points due to the impact of our e-commerce businesses. Merchandise margin for the first quarter was relatively flat to the prior year.

HomeGoods

	Thirteen Weeks Ended
Dollars in millions	May 3, 2014	May 4, 2013
Net sales	$757.2	$689.5
Segment profit	$98.2	$89.1
Segment profit as a percentage of net sales	13.0%	12.9%
Increase in same store sales	3%	7%
Stores in operation at end of period	458	426
Selling square footage at end of period (in thousands)	9,010	8,417

HomeGoods net sales increased 10% in the first quarter of fiscal 2015 over the same period last year. Same store sales increased 3% for the first quarter of fiscal 2015, over a 7% increase in the same period last year, driven by an increase in average ticket.

Segment profit margin increased to 13.0% for the first quarter of fiscal 2015 compared to 12.9% for the same period last year. The growth in segment margin for the quarter was driven by expense leverage on same store sales growth, particularly in distribution costs.

International Segments:

TJX Canada

	Thirteen Weeks Ended
U.S. Dollars in millions	May 3, 2014	May 4, 2013
Net sales	$608.4	$645.5
Segment profit	$44.0	$74.3
Segment profit as a percentage of net sales	7.2%	11.5%
Decrease in same store sales	(1)%	(1)%
Stores in operation at end of period
Winners	230	226
HomeSense	92	89
Marshalls	32	21

Total	354	336

Selling square footage at end of period (in thousands)
Winners	5,254	5,179
HomeSense	1,769	1,710
Marshalls	778	529

Total	7,801	7,418

Net sales for TJX Canada decreased by 6% in the first quarter ended May 3, 2014 compared to the same period last year. Currency exchange translation negatively impacted fiscal 2015 first quarter sales by $52 million, or 8 percentage points, as compared to the same period last year. Same store sales decreased 1% for the first quarter of fiscal 2015.

Segment profit margin decreased 4.3 percentage points to 7.2% for the first quarter of fiscal 2015. The mark-to-market adjustment on inventory hedges had an unfavorable impact on the year-over-year comparison of segment margin of 2.2 percentage points. Merchandise margin decreased by 0.8 percentage points primarily due to the increased cost of U.S. denominated purchases caused by the decline in the Canadian dollar. Lastly, segment margin also reflected expense deleverage on the 1% negative same store sales, particularly in occupancy, store payroll and administrative costs.

TJX Europe

	Thirteen Weeks Ended
U.S. Dollars in millions	May 3, 2014	May 4, 2013
Net sales	$890.8	$718.8
Segment profit	$38.3	$16.4
Segment profit as a percentage of net sales	4.3%	2.3%
Increase in same store sales	8%	4%
Stores in operation at end of period
T.K. Maxx	380	352
HomeSense	28	24

Total	408	376

Selling square footage at end of period (in thousands)
T.K. Maxx	8,579	8,020
HomeSense	464	411

Total	9,043	8,431

Net sales for TJX Europe increased 24% for the first quarter of fiscal 2015, compared to the same period last year. Currency exchange translation had a positive impact on first quarter fiscal 2015 sales growth of approximately 9 percentage points. Same store sales increased 8% in the first quarter of fiscal 2015, on top of a 4% increase last year. The same store sales growth was driven by both an increase in customer traffic and an increase in average ticket.

Segment profit for the first quarter of fiscal 2015 was $38.3 million compared to $16.4 million last year, and segment margin increased 2.0 percentage points to 4.3%. Segment margin for the first quarter ended May 3, 2014 increased as compared to last year’s comparable period, primarily due to expense leverage on strong same store sales, particularly occupancy and distribution costs. The mark-to-market adjustment on inventory hedges had a positive impact of 0.2 percentage points on the year-over-year comparison of segment margin for the first quarter ended May 3, 2014.

General corporate expense

	Thirteen Weeks Ended
Dollars in millions	May 3, 2014	May 4, 2013
General corporate expense	$63.4	$76.9

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. All general corporate expenses except for the value of fuel hedge contracts are included in selling, general and administrative expenses. General corporate expense for the fiscal 2015 first quarter decreased from the prior year, primarily due to lower systems and technology costs and the positive impact of a mark-to-market adjustment of fuel hedge contracts in the first quarter of fiscal 2015 as compared to last year’s first quarter.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $474 million for the three months ended May 3, 2014, an increase of $193 million from the $281 million provided in the three months ended May 4, 2013. Net income plus the non-cash impact of depreciation provided cash of $598 million in the first three months of fiscal 2015 compared to $583 million in the same period last year, an increase of $15 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $51 million in the first three months of fiscal 2015 compared to a use of cash of $164 million in fiscal 2014, which favorably impacted year-over-year cash flows by $113 million. Additionally, the change in accrued expenses and other current liabilities resulted in a use of cash of $47 million in the first three months of fiscal 2015 compared to a use of cash of $148 million in the same period last year, favorably impacting cash flow comparisons by $101 million. This favorable impact on cash flows was primarily due to the timing of tax payments, which were higher in last year’s first quarter.

Investing activities in the first three months of fiscal 2015 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network. Cash outflows for property additions amounted to $193 million in the three months ended May 3, 2014, compared to $239 million in the same period last year. We anticipate that capital spending for fiscal 2015 will be approximately $975 million. We also purchased short-term investments that had initial maturities in excess of 90 days, which, per our policy, are not classified as cash on the balance sheets presented. In the first three months of fiscal 2015, we purchased $82 million in short-term investments, compared to $81 million in the same period in fiscal 2014. In addition, $120 million of short-term investments either matured or were sold during the first three months of fiscal 2015, as compared to $75 million in the same period of fiscal 2014.

Cash flows from financing activities resulted in a net cash outflow of $429 million in the first three months of fiscal 2015, compared to a net cash inflow of $159 million in the same period last year. During the first quarter of fiscal 2014 we issued $500 million of 2.5% ten-year notes generating proceeds, net of debt issuance expenses and fees, of $495 million. See Note I to the unaudited consolidated financial statements for more information. Under our stock repurchase programs, we spent $360 million to repurchase 6.0 million shares of our stock in the first three months of fiscal 2015 compared to $303 million to repurchase 6.6 million shares in the same period last year. See Note D to our unaudited consolidated financial statements for more information. In January 2014, our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX stock from time to time. We currently plan to repurchase approximately $1.6 billion to $1.7 billion of stock under our stock repurchase programs in fiscal 2015. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $21 million of proceeds from the exercise of stock options in the first three months of fiscal 2015, versus $35 million in proceeds in the same period last year. Dividends paid on common stock in the first three months of fiscal 2015 were $102 million, versus $83 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of May 3, 2014 approximately 48% of our cash remains outside the United States with $282 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I to the unaudited consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Recently Issued Accounting Pronouncements

As discussed in Note A to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, there were no recently issued accounting standards that we expect to have a material impact on TJX’s results of operations, financial position or cash flows.

Forward-looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: execution of buying and inventory management; operational and business expansion and management of large size and scale; customer trends and preferences; marketing, advertising and promotional programs; competition; personnel recruitment and retention and costs of labor; global economic conditions and consumer spending; data security; information systems and technology; seasonal influences; adverse or unseasonable weather; serious disruptions and catastrophic events; corporate and retail banner reputation; merchandise quality and safety; expanding international operations; merchandise importing; commodity pricing; foreign currency exchange rates; fluctuations in quarterly operating results, and market expectations; mergers, acquisitions or, business investments and divestitures, closings or business consolidations; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation, legal matters and proceedings; tax matters; real estate activities; cash flow and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended February 1, 2014.

Item 4.	Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 3, 2014 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended May 3, 2014 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 1, 2014, as filed with the Securities Exchange Commission on April 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2015 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1) (a)	Average Price Paid Per Share (2) (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(3) (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)
February 2, 2014 through March 1, 2014	1,529,535	$57.84	1,529,535	$2,879,761,611
March 2, 2014 through April 5, 2014	2,626,300	$60.02	2,480,500	$2,728,619,619
April 6, 2014 through May 3, 2014	2,027,618	$58.97	2,015,500	$2,609,765,059

Total:	6,183,453		6,025,535

(1)	Consists of shares repurchased under publicly announced stock repurchase programs and 157,918 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	During the third quarter of fiscal 2014, TJX completed the $2 billion program authorized in January 2012 and initiated a $1.5 billion stock repurchase program announced in February 2013. Under this new program as of May 3, 2014 approximately $610 million remained available for purchase. Additionally, in February 2014, TJX announced that the Board of Directors had authorized our 15th stock repurchase program for an additional $2 billion.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)
Date: May 30, 2014

	By	/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.