Form 10-Q
period 2014-08-02
TJX COMPANIES INC /DE/
filed 2014-08-29
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2014

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

The number of shares of registrant’s common stock outstanding as of August 2, 2014: 692,941,647

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013

Net sales	$6,917,212	$6,442,424

Cost of sales, including buying and occupancy costs	4,935,856	4,586,739
Selling, general and administrative expenses	1,122,758	1,074,320
Loss on early extinguishment of debt	16,830	—
Interest expense, net	11,150	8,919

Income before provision for income taxes	830,618	772,446
Provision for income taxes	312,994	292,887

Net income	$517,624	$479,559

Basic earnings per share:
Net income	$0.75	$0.67
Weighted average common shares – basic	694,217	715,706

Diluted earnings per share:
Net income	$0.73	$0.66
Weighted average common shares – diluted	705,200	728,599

Cash dividends declared per share	$0.175	$0.145

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013

Net sales	$13,408,388	$12,632,033

Cost of sales, including buying and occupancy costs	9,613,856	9,020,272
Selling, general and administrative expenses	2,195,808	2,093,229
Loss on early extinguishment of debt	16,830	—
Interest expense, net	20,745	14,201

Income before provision for income taxes	1,561,149	1,504,331
Provision for income taxes	589,208	571,882

Net income	$971,941	$932,449

Basic earnings per share:
Net income	$1.39	$1.30
Weighted average common shares – basic	697,622	717,754

Diluted earnings per share:
Net income	$1.37	$1.28
Weighted average common shares – diluted	709,220	730,750

Cash dividends declared per share	$0.350	$0.290

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013

Net income	$517,624	$479,559
Other comprehensive income, net of related tax benefits/provisions:
Foreign currency translation adjustments, net of related tax provision of $2,075 in fiscal 2015 and benefit of $10,598 in fiscal 2014	(2,641)	(34,805)
Recognition of prior service cost and deferred gains/losses, net of related tax provisions of $1,078 and $2,664 in fiscal 2015 and 2014, respectively	1,618	3,950
Rate lock on debt issued in June 2014, net of related tax benefit of $3,175 in fiscal 2015	(4,762)	—
Rate lock amortization on debt issued in June 2014, net of related tax provision of $76 in fiscal 2015	113	—

Total comprehensive income	$511,952	$448,704

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013

Net income	$971,941	$932,449
Other comprehensive income, net of related tax benefits/provisions:
Foreign currency translation adjustments, net of related tax provision of $8,219 in fiscal 2015 and benefit of $14,150 in fiscal 2014	33,450	(54,632)
Recognition of prior service cost and deferred gains/losses, net of related tax provisions of $2,157 and $5,311 in fiscal 2015 and 2014, respectively	3,236	7,921
Rate lock on debt issued in June 2014, net of related tax benefit of $3,175 in fiscal 2015	(4,762)	—
Rate lock amortization on debt issued in June 2014, net of related tax provision of $76 in fiscal 2015	113	—

Total comprehensive income	$1,003,978	$885,738

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	August 2, 2014	February 1, 2014	August 3, 2013

ASSETS
Current assets:
Cash and cash equivalents	$2,183,330	$2,149,746	$1,858,798
Short-term investments	285,003	294,702	231,213
Accounts receivable, net	242,549	210,094	221,164
Merchandise inventories	3,388,182	2,966,490	3,188,489
Prepaid expenses and other current assets	380,671	345,327	359,021
Current deferred income taxes, net	114,028	101,639	91,559

Total current assets	6,593,763	6,067,998	5,950,244

Property at cost:
Land and buildings	755,892	722,645	660,933
Leasehold costs and improvements	2,829,345	2,720,391	2,587,988
Furniture, fixtures and equipment	4,564,882	4,255,210	4,005,100

Total property at cost	8,150,119	7,698,246	7,254,021
Less accumulated depreciation and amortization	4,374,082	4,103,745	3,876,182

Net property at cost	3,776,037	3,594,501	3,377,839

Non-current deferred income taxes, net	27,703	31,508	—
Other assets	213,051	194,328	283,847
Goodwill and tradename, net of amortization	311,443	312,687	314,113

TOTAL ASSETS	$10,921,997	$10,201,022	$9,926,043

LIABILITIES
Current liabilities:
Accounts payable	$2,148,432	$1,771,294	$1,940,245
Accrued expenses and other current liabilities	1,645,976	1,681,834	1,481,204
Federal, foreign and state income taxes payable	30,521	64,715	21,432

Total current liabilities	3,824,929	3,517,843	3,442,881

Other long-term liabilities	727,910	732,999	983,515
Non-current deferred income taxes, net	470,737	446,071	375,352
Long-term debt, exclusive of current installments	1,623,769	1,274,216	1,274,156
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 692,941,647; 705,016,838 and 715,235,621, respectively	692,942	705,017	715,236
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(167,495)	(199,532)	(260,103)
Retained earnings	3,749,205	3,724,408	3,395,006

Total shareholders’ equity	4,274,652	4,229,893	3,850,139

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,921,997	$10,201,022	$9,926,043

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net income	$971,941	$932,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291,651	265,970
Loss on property disposals and impairments	1,734	5,666
Deferred income tax provision	9,647	42,818
Share-based compensation	42,000	35,679
Excess tax benefits from share-based compensation	(21,025)	(36,449)
Loss on early extinguishment of debt	16,830	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(31,778)	238
(Increase) in merchandise inventories	(406,861)	(198,447)
(Increase) in prepaid expenses and other current assets	(42,664)	(34,399)
Increase in accounts payable	367,191	24,312
(Decrease) in accrued expenses and other liabilities	(122,526)	(226,602)
Other	(156)	44

Net cash provided by operating activities	1,075,984	811,279

Cash flows from investing activities:
Property additions	(425,115)	(497,014)
Purchase of short-term investments	(178,875)	(196,205)
Sales and maturities of short-term investments	193,020	189,441
Other	—	2,653

Net cash (used in) investing activities	(410,970)	(501,125)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	749,475	499,555
Cash payments for extinguishment of debt	(416,357)	—
Cash payments for repurchase of common stock	(799,785)	(627,574)
Cash payments for debt issuance expenses	(6,185)	(4,288)
Proceeds from issuance of common stock	30,470	64,310
Excess tax benefits from share-based compensation	21,025	36,449
Cash dividends paid	(224,268)	(187,264)
Other	(7,937)	(3,250)

Net cash (used in) financing activities	(653,562)	(222,062)

Effect of exchange rate changes on cash	22,132	(41,251)

Net increase in cash and cash equivalents	33,584	46,841
Cash and cash equivalents at beginning of year	2,149,746	1,811,957

Cash and cash equivalents at end of period	$2,183,330	$1,858,798

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional	Accumulated Other
	Shares	Par Value $1	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total

Balance, February 1, 2014	705,017	$705,017	$—	$(199,532)	$3,724,408	$4,229,893
Comprehensive income	—	—	—	32,037	971,941	1,003,978
Cash dividends declared on common stock	—	—	—	—	(243,245)	(243,245)
Recognition of share-based compensation	—	—	42,000	—	—	42,000
Issuance of common stock under stock incentive plan and related tax effect	1,911	1,911	39,900	—	—	41,811
Common stock repurchased	(13,986)	(13,986)	(81,900)	—	(703,899)	(799,785)

Balance, August 2, 2014	692,942	$692,942	$—	$(167,495)	$3,749,205	$4,274,652

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

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock options awarded and uses the market price on the grant date for performance-based restricted stock awards. Total share-based compensation expense was $22.2 million for the quarter ended August 2, 2014 and $19.2 million for the quarter ended August 3, 2013. Total share-based compensation expense was $42.0 million for the six months ended August 2, 2014 and $35.7 million for the six months ended August 3, 2013. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 0.6 million shares of common stock exercised during the quarter ended August 2, 2014 and options to purchase 1.7 million shares of common stock exercised during the six months ended August 2, 2014. There were options outstanding to purchase 30.7 million shares of common stock as of August 2, 2014.

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

As of August 2, 2014, TJX’s cash and cash equivalents held outside the U.S. were $1,068.6 million, of which $322.6 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its divisions, except at Sierra Trading Post (“STP”). The retail method results in a weighted average cost. TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $472.6 million at August 2, 2014, $451.6 million at February 1, 2014 and $467.2 million at August 3, 2013. Comparable amounts were reflected in accounts payable at those dates.

New Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue From Contracts with Customers,” which creates common revenue recognition guidance for GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For TJX, the standard will be effective in the first quarter of fiscal 2018. The Company is currently evaluating the impact of the new pronouncement on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in this Update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Management is currently evaluating the impact of this guidance on the consolidated financial statements.

Note B. Reserves related to Former Operations

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations related to former business operations that TJX has either closed or sold. The reserve activity is presented below:

	Twenty-Six Weeks Ended
In thousands	August 2, 2014	August 3, 2013

Balance at beginning of year	$31,363	$45,229
Additions (reductions) to the reserve charged to net income:
A.J. Wright closing costs	(6,500)	—
Interest accretion	415	720
Charges against the reserve:
Lease-related obligations	(3,232)	(7,814)
Termination benefits and all other	(34)	(504)

Balance at end of period	$22,012	$37,631

The lease-related obligations included in the reserve reflect TJX’s estimation of lease costs, net of estimated subtenant income, and the cost of probable claims against TJX for liability, as an original lessee or guarantor of the leases of A.J. Wright and other former TJX businesses, after mitigation of the number and cost of these lease obligations. During the first six months of fiscal 2015 TJX decreased this reserve by $6.5 million to reflect a change in the Company’s estimate of the subtenant income. The actual net cost of these lease-related obligations may differ from TJX’s estimate. TJX estimates that the majority of the former operations reserve will be paid in the next two to three years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

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

Note C. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for the related periods:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Rate Lock on Debt	Accumulated Other Comprehensive Income (Loss)

Balance, February 1, 2014	$(76,569)	$(122,963)	$—	$(199,532)
Foreign currency translation adjustments (net of taxes of $8,219)	33,450	—	—	33,450
Amortization of deferred benefit costs (net of taxes of $2,157)	—	3,236	—	3,236
Rate lock on debt (net of taxes of $3,175)	—	—	(4,762)	(4,762)
Rate lock amortization (net of taxes of $76)	—	—	113	113

Balance, August 2, 2014	$(43,119)	$(119,727)	$(4,649)	$(167,495)

Note D. Capital Stock and Earnings Per Share

TJX repurchased and retired 8.0 million shares of its common stock at a cost of $439.8 million during the quarter ended August 2, 2014, on a “trade date” basis. During the six months ended August 2, 2014, TJX repurchased and retired 14.0 million shares of its common stock at a cost of $799.8 million, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $799.8 for the six months ended August 2, 2014 and $627.6 million for the six months ended August 3, 2013.

In February 2013, TJX’s Board of Directors approved a stock repurchase program that authorized the repurchase of up to an additional $1.5 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through August 2, 2014, TJX repurchased 22.6 million shares of common stock at a cost of $1.3 billion. At August 2, 2014, $170.0 million remained available for purchase under this program.

All shares repurchased under the stock repurchase programs have been retired.

In January 2014, TJX’s Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX common stock from time to time.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	August 2, 2014	August 3, 2013

Basic earnings per share
Net income	$517,624	$479,559
Weighted average common shares outstanding for basic EPS	694,217	715,706

Basic earnings per share	$0.75	$0.67

Diluted earnings per share
Net income	$517,624	$479,559

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	694,217	715,706
Assumed exercise/vesting of:
Stock options and awards	10,983	12,893

Weighted average common shares outstanding for diluted EPS	705,200	728,599

Diluted earnings per share	$0.73	$0.66

	Twenty-Six Weeks Ended
In thousands, except per share data	August 2, 2014	August 3, 2013

Basic earnings per share
Net income	$971,941	$932,449
Weighted average common shares outstanding for basic EPS	697,622	717,754

Basic earnings per share	$1.39	$1.30

Diluted earnings per share
Net income	$971,941	$932,449

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	697,622	717,754
Assumed exercise/vesting of:
Stock options and awards	11,598	12,996

Weighted average common shares outstanding for diluted EPS	709,220	730,750

Diluted earnings per share	$1.37	$1.28

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 4.6 million options excluded for the thirteen weeks ended August 2, 2014 and 4.2 million options excluded for the twenty-six weeks ended August 2, 2014. There were no such options excluded for each of the thirteen weeks or the twenty-six weeks ended August 3, 2013.

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

Diesel Fuel Contracts: TJX hedges portions of its estimated notional diesel requirements, based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2014 and the first six months of fiscal 2015, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2015. The hedge agreements outstanding at August 2, 2014 relate to approximately 50% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2015 and approximately 17% of TJX’s estimated notional diesel requirements for the first three months of the fiscal year ended January 30, 2016 (fiscal 2016). These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2015 and the first four months of fiscal 2016. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at August 2, 2014 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2015. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 2, 2014:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 2, 2014

Fair value hedges:

Intercompany balances, primarily short-term debt and related interest
	zł	87,073	C$	30,585	0.3513	Prepaid Exp / (Accrued Exp)	$375	$(192)	$183

		€39,000		£31,968	0.8197	Prepaid Exp	1,191	—	1,191

		€44,850	U.S.$	61,842	1.3789	Prepaid Exp	1,576	—	1,576

	U.S.$	90,309		£55,000	0.6090	Prepaid Exp	2,041	—	2,041

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 525K - 1.8M gal per month		Float on 525K - 1.8M gal per month	N/A	Prepaid Exp	273	—	273

Merchandise purchase commitments
	C$	360,131	U.S.$	327,800	0.9102	Prepaid Exp / (Accrued Exp)	1,171	(2,870)	(1,699)

	C$	16,255		€10,800	0.6644	Prepaid Exp / (Accrued Exp)	18	(398)	(380)

		£105,657	U.S.$	174,000	1.6468	Prepaid Exp / (Accrued Exp)	554	(4,207)	(3,653)

	zł	168,860		£32,535	0.1927	Prepaid Exp / (Accrued Exp)	724	(20)	704

	U.S.$	28,980		€21,243	0.7330	(Accrued Exp)	—	(453)	(453)

	U.S.$	113		¥691	6.1216	(Accrued Exp)	—	(1)	(1)

Total fair value of financial instruments							$7,923	$(8,141)	$(218)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 3, 2013:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 3, 2013

Fair value hedges:

Intercompany balances, primarily short-term debt and related interest
	zł	94,073	C$	29,598	0.3146	(Accrued Exp)	$—	$(930)	$(930)

		£25,000	C$	38,946	1.5578	(Accrued Exp)	—	(859)	(859)

		€44,281		£35,781	0.8080	(Accrued Exp)	—	(4,191)	(4,191)

		€44,850	U.S.$	59,273	1.3216	Prepaid Exp / (Accrued Exp)	1,112	(1,424)	(312)

	U.S.$	87,117		£55,000	0.6313	(Accrued Exp)	—	(3,095)	(3,095)

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 350K - 1.9M gal per month		Float on 350K - 1.9M gal per month	N/A	Prepaid Exp	1,443	—	1,443
Merchandise purchase commitments
	C$	351,970	U.S.$	340,731	0.9681	Prepaid Exp / (Accrued Exp)	3,459	(921)	2,538

	C$	7,234		€5,350	0.7396	Prepaid Exp	141	—	141

		£99,797	U.S.$	152,500	1.5281	Prepaid Exp / (Accrued Exp)	838	(920)	(82)

		£27,346	zł	135,214	4.9446	(Accrued Exp)	—	(432)	(432)

	U.S.$	19,497		€14,917	0.7651	Prepaid Exp / (Accrued Exp)	314	(6)	308

Total fair value of financial instruments							$7,307	$(12,778)	$(5,471)

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	August 2, 2014	August 3, 2013
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$3,936	$(4,423)

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(321)	2,206

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(3,378)	11,796

(Loss) / gain recognized in income		$237	$9,579

		Amount of Gain (Loss) Recognized in Income by Derivative
		Twenty-Six Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	August 2, 2014	August 3, 2013
Fair value hedges:

Intercompany balances, primarily short-term debt and related interest	Selling, general and administrative expenses	$3,878	$1,863

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	905	(755)

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(15,696)	12,803

(Loss) / gain recognized in income		$(10,913)	$13,911

Note F. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	August 2, 2014	February 1, 2014	August 3, 2013
Level 1
Assets:
Executive Savings Plan investments	$150,193	$131,049	$122,359

Level 2
Assets:
Short-term investments	$285,003	$294,702	$231,213
Foreign currency exchange contracts	7,650	19,482	5,864
Diesel fuel contracts	273	137	1,443

Liabilities:
Foreign currency exchange contracts	$8,141	$6,107	$12,778

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of August 2, 2014 was $1.68 billion compared to a carrying value of $1.62 billion. The fair value of long-term debt as of February 1, 2014 was $1.34 billion compared to a carrying value of $1.27 billion. The fair value of long-term debt as of August 3, 2013 was $1.35 billion compared to a carrying value of $1.27 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income or loss before general corporate expense, loss on early extinguishment of debt and interest expense, net. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered alternatives to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	August 2, 2014	August 3, 2013

Net sales:
In the United States:
Marmaxx	$4,493,878	$4,295,346
HomeGoods	773,071	690,123
TJX Canada	695,924	679,364
TJX Europe	954,339	777,591

	$6,917,212	$6,442,424

Segment profit:
In the United States:
Marmaxx	$685,614	$647,978
HomeGoods	94,635	81,170
TJX Canada	95,024	90,776
TJX Europe	55,614	40,529

	930,887	860,453

General corporate expense	72,289	79,088
Loss on early extinguishment of debt	16,830	—
Interest expense, net	11,150	8,919

Income before provision for income taxes	$830,618	$772,446

	Twenty-Six Weeks Ended
In thousands	August 2, 2014	August 3, 2013

Net sales:
In the United States:
Marmaxx	$8,728,633	$8,431,095
HomeGoods	1,530,223	1,379,653
TJX Canada	1,304,344	1,324,860
TJX Europe	1,845,188	1,496,425

	$13,408,388	$12,632,033

Segment profit:
In the United States:
Marmaxx	$1,308,688	$1,282,278
HomeGoods	192,840	170,233
TJX Canada	139,047	165,082
TJX Europe	93,875	56,893

	1,734,450	1,674,486

General corporate expense	135,726	155,954
Loss on early extinguishment of debt	16,830	—
Interest expense, net	20,745	14,201

Income before provision for income taxes	$1,561,149	$1,504,331

Note H. Pension Plans and Other Retirement Benefits

Presented below is financial information related to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental retirement plan (unfunded plan) for the periods shown.

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Service cost	$10,123	$11,274	$449	$521
Interest cost	12,297	11,325	694	593
Expected return on plan assets	(16,302)	(14,624)	—	—
Amortization of prior service cost	—	—	—	1
Recognized actuarial losses	3,256	6,919	306	560

Total expense	$9,374	$14,894	$1,449	$1,675

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Service cost	$20,246	$22,548	$899	$1,042
Interest cost	24,594	22,650	1,388	1,186
Expected return on plan assets	(32,605)	(29,247)	—	—
Amortization of prior service cost	—	—	1	2
Recognized actuarial losses	6,513	13,837	609	1,120

Total expense	$18,748	$29,788	$2,897	$3,350

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

TJX also has an unfunded postretirement medical plan which was closed to new benefits in fiscal 2006. The liability as of August 2, 2014 is estimated at $1.2 million, all of which is included in non-current liabilities on the balance sheet.

The amendment to the plan benefits in fiscal 2006 resulted in a negative plan amendment which is being amortized to income over the estimated average remaining life of the active plan participants. Amortization from other comprehensive income to net income was $864,226 for the quarter ended August 2, 2014 and $862,856 for the quarter ended August 3, 2013. Amortization from other comprehensive income to net income was $1.7 million for the both the twenty six weeks ended August 2, 2014 and the twenty six weeks ended August 3, 2013.

Note I. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of August 2, 2014, February 1, 2014 and August 3, 2013. All amounts are net of unamortized debt discounts.

In thousands	August 2, 2014	February 1, 2014	August 3, 2013

General corporate debt:
4.20% senior unsecured notes, redeemed on July 8, 2014 (effective interest rate of 4.20% after reduction of unamortized debt discount of $8 at February 1, 2014 and $11 at August 3, 2013)	$—	$399,992	$399,989
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $329 at August 2, 2014, $364 at February 1, 2014 and $399 at August 3, 2013)	374,671	374,636	374,601
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $389 at August 2, 2014, $412 at February 1, 2014 and $434 at August 3, 2013)	499,611	499,588	499,566
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $513 at August 2, 2014)	749,487	—	—

Long-term debt, exclusive of current installments	$1,623,769	$1,274,216	$1,274,156

On June 5, 2014, TJX issued $750 million aggregate principal amount of 2.75% seven-year notes, all of which were outstanding at August 2, 2014. TJX entered into rate-lock agreements to hedge all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%. On July 8, 2014 TJX used a portion of the proceeds of the 2.75% seven-year notes to redeem the 4.2% notes and recorded pre-tax loss on the early extinguishment of debt of $16.8 million, which includes $16.4 million of redemption premium and $0.4 million to write off unamortized debt expenses and discount.

At August 2, 2014, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $375 million aggregate principal amount of 6.95% ten-year notes due April 2019. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes and all of the 6.95% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes and 7.00% for the 6.95% notes.

At August 2, 2014, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. As of August 2, 2014, February 1, 2014 and August 3, 2013 and during the quarters and year then ended, there were no amounts outstanding under these facilities. At August 2, 2014, the agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016. These rates are based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities requires TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, consolidated rentals, depreciation and amortization (“EBITDAR”) of not more that 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.

As of August 2, 2014, February 1, 2014 and August 3, 2013, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of August 2, 2014, February 1, 2014 and August 3, 2013, and during the quarters and year then ended there were no amounts outstanding on the Canadian credit line for operating expenses. As of August 2, 2014, February 1, 2014 and August 3, 2013, TJX Europe had a credit line of £20 million. As of August 2, 2014, February 1, 2014, and August 3, 2013, and during the quarters and year then ended there were no amounts outstanding on the European credit line.

Note J. Income Taxes

The effective income tax rate was 37.7% for the fiscal 2015 second quarter and 37.9% for last year’s second quarter. The effective income tax rate for the six months ended August 2, 2014 was 37.7% as compared to 38.0% for last year’s comparable period. The decrease in the effective income tax rate for the second quarter of fiscal 2015 was primarily due to the jurisdictional mix of income, partially offset by the expiration of legislation allowing for the U.S. Work Opportunity Tax Credit. The Work Opportunity Tax Credit expired on December 31, 2013.

TJX had net unrecognized tax benefits of $28.1 million as of August 2, 2014, $26.2 million as of February 1, 2014 and $127.8 million as of August 3, 2013.

TJX is subject to U.S. federal income tax as well as income tax in multiple states, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2006 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $8.8 million as of August 2, 2014; $8.1 million as of February 1, 2014 and $40.1 million as of August 3, 2013.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of $0 million to $11.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 2, 2014

Compared to

The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 3, 2013

Overview

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,200 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX Europe (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe). We also operate Sierra Trading Post (STP), an off-price Internet retailer, which operates a small number of stores and sierratradingpost.com in the U.S. The results of STP have been included with the Marmaxx segment.

Results of Operations

We reported same store sales gains and strong earnings per share growth for the second quarter and first six months of fiscal 2015. Details of our financial performance for the second quarter and six months ended August 2, 2014 include the following:

•	Same store sales increased 3% in the second quarter of fiscal 2015 over an increase of 4% in the fiscal 2014 second quarter. Same store sales increased 2% in the six-month period ending August 2, 2014 over last year’s 3% increase in the six months ended August 3, 2013. The fiscal 2015 increases were driven by an increase in the value of the average ticket (average unit retail). Customer traffic was down slightly for the first six months and was essentially flat for the second quarter compared to last year’s comparable periods.

•	Net sales increased 7% to $6.9 billion for the fiscal 2015 second quarter and increased 6% to $13.4 billion for the six-month period over last year’s comparable periods. At August 2, 2014, stores in operation increased 5% and selling square footage increased 4% compared to the end of the second quarter in fiscal 2014. Overall, for the three- and six-month periods, home and apparel performed similarly.

•	Diluted earnings per share for the second quarter of fiscal 2015 were $0.73, up 11% compared to $0.66 in fiscal 2014. Diluted earnings per share for the six-month period ended August 2, 2014 were $1.37, up 7% compared to $1.28 in the same period in fiscal 2014.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2015 was 12.0%, equal to the same period last year. The fiscal 2015 second quarter pre-tax margin was reduced by 0.3 percentage points due to the loss on extinguishment of debt related to the early payment of our 4.20% notes due August 15, 2015. For the six months ended August 2, 2014, our pre-tax margin was 11.6%, a 0.3 percentage point decrease from 11.9% for the same period last year, primarily due to a reduction in gross margin.

•	Our cost of sales ratio for the second quarter of fiscal 2015 was 71.4%, a 0.2 percentage point increase over the second quarter last year. Our cost of sales ratio for the six-month period ended August 2, 2014 was 71.7%, a 0.3 percentage point increase over the same period last year. Both increases over last year were primarily due to the unfavorable impact of the mark-to-market adjustment of inventory-related hedges and buying and occupancy expense deleverage.

•	Our selling, general and administrative expense ratio for the second quarter of fiscal 2015 improved by 0.5 percentage points to 16.2% and for the six months ended August 2, 2014, the selling, general and administrative expense ratio was 16.4%, an improvement of 0.2 percentage points compared to the same period last year. These improvements reflect numerous factors, the most significant being a reduction in our insurance loss reserves as a result of favorable claims experience.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit), and excluding our e-commerce businesses, were up 1% (flat on a constant currency basis) at the end of the second quarter of fiscal 2015 as compared to the prior year.

•	During the second quarter of fiscal 2015, we repurchased 8.0 million shares of our common stock at a cost of $440 million. For the six months ended August 2, 2014 we repurchased 14.0 million shares of our common stock at a cost of $800 million.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the second quarter ended August 2, 2014 totaled $6.9 billion, a 7% increase over consolidated net sales of $6.4 billion in the fiscal 2014 second quarter. The increase reflected a 4% increase in new store sales and a 3% increase in same store sales. Foreign currency exchange had a neutral impact on the fiscal 2015 sales growth. This increase compares to sales growth of 8% in last year’s second quarter, which reflected a 4% increase in same store sales and a 5% increase in new store sales (including 1% attributable to the inclusion of STP) offset by a 1% decrease from the negative impact of foreign currency exchange rates.

Consolidated net sales for the six months ended August 2, 2014 totaled $13.4 billion, a 6% increase over $12.6 billion in last year’s comparable period. The increase reflected a 4% increase in new store sales and a 2% increase in same store sales. Foreign currency exchange had a neutral impact on the fiscal 2015 sales. This compares to sales growth of 8% in the six-month period of fiscal 2014, which reflected a 5% increase from new store sales (including 1% attributable to the inclusion of STP) and a 3% increase in same store sales. Foreign currency exchange had a neutral impact on the fiscal 2014 sales.

As of August 2, 2014, our consolidated store count increased 5% and selling square footage increased 4% as compared to the end of the second quarter last year.

The same store sales increases for both the second quarter and six-month period ended August 2, 2014 were driven by increases in the value of the average ticket. Customer traffic was down on a year-to-date basis but essentially flat for the second quarter. In the U.S., Northeast and Southeast regions posted the strongest same stores sales for the second quarter with the West Coast particularly strong for the year-to-date period. In Europe, same store sales were well above the consolidated average. In Canada, same store sales were at the consolidated average for the second quarter and slightly below the consolidated average for the year-to-date period.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. Tjmaxx.com and tkmaxx.com are treated as stores of the related divisions that they support. Revenue from our Sierra Trading Post business is not included in same store sales. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance. We define customer traffic to be the number of transactions in stores included in the same store sales calculation and define average ticket to be the average retail price of the units sold. We define average transaction to be the average dollar value of transactions included in the same store sales calculation.

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended August 2, 2014	Percentage of Net Sales Thirteen Weeks Ended August 3, 2013

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.4	71.2
Selling, general and administrative expenses	16.2	16.7
Loss on early extinguishment of debt	0.2	—
Interest expense, net	0.2	0.1

Income before provision for income taxes *	12.0%	12.0%

	Percentage of Net Sales Twenty-Six Weeks Ended August 2, 2014	Percentage of Net Sales Twenty-Six Weeks Ended August 3, 2013

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.7	71.4
Selling, general and administrative expenses	16.4	16.6
Loss on early extinguishment of debt	0.1	—
Interest expense, net	0.2	0.1

Income before provision for income taxes *	11.6%	11.9%

*	Figures may not foot due to rounding

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales increased by 0.2 percentage points to 71.4% for the second quarter of fiscal 2015 as compared to the same period last year and increased by 0.3 percentage points to 71.7% for the six months ended August 2, 2014 as compared to the same period last year. The increase in this ratio for both fiscal 2015 periods reflects the negative impact of 0.1 percentage point from the mark-to-market adjustment on inventory-related hedges as well as the negative impact of our e-commerce businesses on this expense ratio which generate lower merchandise and gross margins than our store operations. Despite the impact of our e-commerce operations, merchandise margins were flat for the fiscal 2015 second quarter and down slightly for the year-to-date period. The fiscal 2015 expense ratio for both the quarter and year-to-date periods also reflects the impact of an increase in occupancy expense as a percentage of sales at the Marmaxx division.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 16.2% in the second quarter of fiscal 2015, a 0.5 percentage point improvement over last year’s ratio and improved by 0.2 percentage points to 16.4% for the six months ended August 2, 2014 as compared to the same period last year. There are numerous factors contributing to the improvement in this expense ratio. The most significant item was the favorable impact of a reduction in our casualty insurance loss reserves due to favorable claims experience which reduced this year’s cost by approximately $10 million. We also experienced cost savings in store supplies and pension expense, which collectively reduced selling, general and administrative expenses by approximately $7 million for the second quarter of fiscal 2015 and $10 million for the year-to-date period ended August 2, 2014. In addition general corporate expenses were less than the fiscal 2014 comparable periods primarily due to costs in connection with the migration to our new technology center incurred last year as well as a contribution to the TJX Foundation made in last year’s second quarter.

Loss on early extinguishment of debt: On July 8, 2014 we redeemed our $400 million aggregate principal amount of 4.20% notes and recorded pre-tax loss on the early extinguishment of debt of $16.8 million.

Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Interest expense	$17,131	$15,111	$32,455	$26,905
Capitalized interest	(2,265)	(3,272)	(4,406)	(6,717)
Interest (income)	(3,716)	(2,920)	(7,304)	(5,987)

Interest expense, net	$11,150	$8,919	$20,745	$14,201

The increase in net interest expense for the second quarter and first six months reflects the interest cost from the date of issuance (June 5, 2014) on the $750 million of 2.75% seven-year notes, partially offset by interest savings for approximately one month due to the redemption for the $400 million 4.20% notes. In addition, year-to-date net interest expense reflects six months of interest expense on the $500 million 2.5% ten-year notes in fiscal 2015, compared to fiscal 2014, which only reflects three months of interest expense. A reduction in capitalized interest costs on ongoing capital projects was largely offset by an increase in interest income driven by higher cash balances.

Income taxes: The effective income tax rate was 37.7% for the fiscal 2015 second quarter and 37.9% for last year’s second quarter. The effective income tax rate for the six months ended August 2, 2014 was 37.7% as compared to 38.0% for last year’s comparable period. The decrease in the effective income tax rate for the second quarter and first six month of fiscal 2015 was primarily due to the jurisdictional mix of income, partially offset by the expiration of legislation allowing for the U.S. Work Opportunity Tax Credit. The Work Opportunity Tax Credit expired on December 31, 2013.

Net income and net income per share: Net income for the second quarter of fiscal 2015 was $517.6 million, or $0.73 per diluted share, versus $479.6 million, or $0.66 per diluted share, in last year’s second quarter. The after tax cost of $10.2 million for the loss on early extinguishment of debt reduced earnings for the fiscal 2015 second quarter by $0.02 per share. Foreign currency had a neutral impact on earnings per share in the second quarter of fiscal 2015 as well as the second quarter of fiscal 2014. Net income for the six months ended August 2, 2014 was $971.9 million, or $1.37 per diluted share, versus $932.4 million, or $1.28 per diluted share, in the same period last year. The impact of foreign currency exchange rates for the year-to-date period reduced diluted earnings per share by $0.02 per diluted share in fiscal 2015, compared to a neutral impact in the same period last year. The after tax cost for the loss on early extinguishment of debt reduced earnings for the first six months of fiscal 2015 by $0.01 per share.

Our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. During the second quarter of fiscal 2015, we repurchased 8.0 million shares of our common stock at a cost of $440 million. For the first six months of fiscal 2015, we repurchased 14.0 million shares of our common stock at a cost of $800 million.

Segment information: We operate four main business segments. Marmaxx (T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. We also operate STP, an off-price Internet retailer in the U.S. The results of STP have been included with our Marmaxx segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense, loss on early extinguishment of debt and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in millions	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net sales	$4,493.9	$4,295.3	$8,728.6	$8,431.1
Segment profit	$685.6	$648.0	$1,308.7	$1,282.3
Segment profit as a percentage of net sales	15.3%	15.1%	15.0%	15.2%
Increase in same store sales	2%	4%	1%	2%
Stores in operation at end of period
T.J. Maxx			1,090	1,052
Marshalls			956	914
Sierra Trading Post			4	4

Total			2,050	1,970

Selling square footage at end of period (in thousands)
T.J. Maxx			24,890	24,187
Marshalls			23,366	22,561
Sierra Trading Post			83	83

Total			48,339	46,831

Net sales for Marmaxx increased 5% for the second quarter of fiscal 2015 and increased 4% for the six-month period as compared to the same periods last year. Same store sales for Marmaxx were up 2% in the second quarter of fiscal 2015 compared to a 4% increase in last year’s second quarter. Same stores sales were up 1% for the first six months of fiscal 2015, on top of a 2% increase for the comparable period last year.

Same store sales growth at Marmaxx for both the second quarter and six months ended August 2, 2014 were driven by increases in the value of the average ticket. Geographically, same store sales in were strongest in the Northeast, Southeast and Southwest regions. Sales in the Midwest were below the chain average. Apparel sales outperformed home during the second quarter.

Segment profit margin increased to 15.3% for the second quarter of fiscal 2015 compared to 15.1% for the same period last year. Segment margin decreased to 15.0% for the six months ended August 2, 2014 compared to 15.2% for the same period last year. The second quarter segment margin was favorably impacted by a reduction in our casualty insurance reserves due to favorable claims experience as well as savings in store supply costs and pension expense. Collectively these benefits improved segment margin by 0.3 percentage points. Merchandise margins were flat for both the quarter and year-to date periods of fiscal 2015 as compared to the prior year despite pressure from our e-commerce businesses which reduced year over year segment margin by 0.1 percentage point. The second quarter expense benefits mentioned above also aided the year-to-date segment margin but to a lesser extent and were more than offset by expense deleverage on the 1% same store sales, particularly in occupancy and store payroll costs.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in millions	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net sales	$773.1	$690.1	$1,530.2	$1,379.7
Segment profit	$94.6	$81.2	$192.8	$170.2
Segment profit as a percentage of net sales	12.2%	11.8%	12.6%	12.3%
Increase in same store sales	5%	8%	4%	7%
Stores in operation at end of period			464	430
Selling square footage at end of period (in thousands)			9,106	8,492

HomeGoods net sales increased 12% in the second quarter and 11% for the six months of fiscal 2015 over the same periods last year. Same store sales increased 5% for the second quarter and increased 4% for the six months ended August 2, 2014 over increases of 8% and 7% in the comparable periods ended in August 3, 2013. The increase in both the second quarter and six month periods of fiscal 2015 was driven by an increase in average ticket.

Segment profit margin increased to 12.2% for the second quarter of fiscal 2015 compared to 11.8% for the same period last year. Segment profit margin for the six months ended August 2, 2014 increased 0.3 percentage points to 12.6%, compared to 12.3% for the same period last year. The growth in segment margin for the second quarter was driven by expense leverage on strong same store sales, particularly occupancy costs (0.2 percentage points), a reduction in insurance costs as a result of a favorable adjustment to our casualty insurance reserves (0.2 percentage points) and a slight increase in merchandise margin. These benefits were partially offset by an increase in distribution costs as a percentage of sales. The increase in the year-to-date period was primarily due to expense leverage on the strong same store sales, particularly buying and occupancy costs, along with the reduction in insurance costs due to the favorable adjustment of our insurance reserves.

International Segments:

TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. Dollars in millions	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net sales	$695.9	$679.4	$1,304.3	$1,324.9
Segment profit	$95.0	$90.8	$139.0	$165.1
Segment profit as a percentage of net sales	13.7%	13.4%	10.7%	12.5%
Increase in same store sales	3%	2%	1%	0%
Stores in operation at end of period
Winners			230	226
HomeSense			92	89
Marshalls			33	22

Total			355	337

Selling square footage at end of period (in thousands)
Winners			5,254	5,179
HomeSense			1,769	1,710
Marshalls			800	551

Total			7,823	7,440

Net sales for TJX Canada increased 2% for the second quarter and decreased 2% for the six-month periods ended August 2, 2014 compared to the same periods last year. Currency exchange translation negatively impacted sales growth by 5 percentage points in the second quarter and 7 percentage points for the six-month periods ended August 2, 2014. Same store sales increased 3% for the second quarter of fiscal 2015 and increased 1% for the six months ended August 2, 2014.

Segment profit margin increased to 13.7% for the second quarter ended August 2, 2014 compared to 13.4% last year. For the six months ended August 2, 2014, segment profit margin decreased to 10.7% compared to 12.5% for the same period last year. The improvement in segment margin for the quarter is primarily due to an increase in merchandise margin and expense leverage on same store sales, primarily, buying and occupancy costs, offset by a negative impact of the mark-to-market adjustment on inventory hedges. On a year-to-date basis the decline in segment margin was primarily due to the negative impact of the mark-to-market adjustment which reduced year-over-year segment margin comparison by 1.5 percentage points as well as expense deleverage on the 1% same store sales increase.

TJX Europe

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. Dollars in millions	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net sales	$954.3	$777.6	$1,845.2	$1,496.4
Segment profit	$55.6	$40.5	$93.9	$56.9
Segment profit as a percentage of net sales	5.8%	5.2%	5.1%	3.8%
Increase in same store sales	6%	6%	7%	5%
Stores in operation at end of period
T.K. Maxx			382	355
HomeSense			28	27

Total			410	382

Selling square footage at end of period (in thousands)
T.K. Maxx			8,631	8,090
HomeSense			464	447

Total			9,095	8,537

Net sales for TJX Europe increased 23% for both the second quarter and the six-month periods ended August 2, 2014, compared to the same periods last year. Currency exchange translation had a positive impact on the second quarter sales growth of 10 percentage points and a positive impact on year-to-date sales growth of 9 percentage points. Same store sales increased 6% in the second quarter and 7% in the six months ended August 2, 2014 over increases of 6% and 5% in the same periods last year, respectively. The same store sales growth in both periods was driven by increases in the average ticket as well as increases in customer traffic.

Segment profit for the second quarter of fiscal 2015 was $55.6 million compared to $40.5 million last year, and segment margin increased 0.6 percentage points to 5.8%. For the six months ended August 2, 2014, segment profit was $93.9 million, compared to $56.9 million last year and segment margin increased 1.3 percentage points to 5.1%. Segment margin for the second quarter and six months ended August 2, 2014 increased as compared to last year’s comparable periods primarily due to expense leverage on the strong same stores sales primarily on occupancy costs and distribution costs. The second quarter and the six-month periods included a positive impact on the mark-market adjustment of inventory related hedges which was essentially offset by a decrease in merchandise margin. The decline in merchandise margin for both periods was driven by a decrease on initial mark-on.

General corporate expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in millions	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

General corporate expense	$72.3	$79.1	$135.7	$156.0

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses.

General corporate expense for the quarter decreased from the prior year primarily due to a $5 million contribution to the TJX Foundation included in last year’s second quarter. On a year-to-date basis, the reduction in general corporate expense was primarily due to costs incurred last year in connection with our new technology center, the prior year’s second quarter contribution to the TJX Foundation and a reduction in pension expense which collectively reduced general corporate expense by approximately $19 million.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $1,076 million for the six months ended August 2, 2014, an increase of $265 million from the $811 million provided in the six months ended August 3, 2013. Net income plus the non-cash impact of depreciation provided cash of $1,264 million in the first six months of fiscal 2015 compared to $1,198 million in the same period last year, an increase of $66 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $40 million in the first six months of fiscal 2015 compared to a use of cash of $174 million in fiscal 2014, an increase in cash provided by operating activities of $134 million. This change was driven by the timing of the receipt and payment of our merchandise purchases. Additionally, the change in taxes payable in fiscal 2015 resulted in a use of cash of $13 million compared to use of cash of $106 million for the same period last year, resulting in an increase in operating cash flows of $93 million compared to last year. This was primarily due to the timing of tax payments. The change in accounts receivable and prepaid expenses negatively impacted the year-over-year comparison of cash from operation by $40 million primarily due to the growth in credit card receivables.

Investing activities in the first six months of fiscal 2015 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network. Cash outflows for property additions amounted to $425 million in the six months ended August 2, 2014, compared to $497 million in the same period last year. We anticipate that capital spending for fiscal 2015 will be approximately $975 million. We also purchased short-term investments that had initial maturities in excess of 90 days, which, per our policy, are not classified as cash on the balance sheets presented. In the first six months of fiscal 2015, we purchased $179 million in short-term investments, compared to $196 million in the same period in fiscal 2014. $193 million of these short-term investments were sold or matured during the six months of fiscal 2015, compared to $189 million in the same period of fiscal 2014.

Cash flows from financing activities resulted in a net cash outflow of $654 million in the first six months of fiscal 2015, compared to a net cash outflow of $222 million in the same period last year. In June of fiscal 2015, we issued $750 million aggregate principal amount of 2.75% seven-year notes generating proceeds, net of debt issuance expenses and fees, of $743 million. On July 8, 2014, we used a portion of the proceeds from the 2.75% seven-year notes to redeem the 4.20% notes paying $416.4 million to the note holders for the present value of principal and future remaining interest payments due on the notes. In fiscal 2014, we issued $500 million aggregate principal amount of 2.5% ten-year notes generating proceeds, net of debt issuance expenses and fees, of $495 million. See Note I to the unaudited consolidated financial statements for more information.

Financing activities also include the cash flows relating to our common stock and our stock incentive plan. We spent $800 million to repurchase 14.0 million shares of our stock in the first six months of fiscal 2015 compared to $628 million to repurchase 13.0 million shares in the same period last year. See Note D to our unaudited consolidated financial statements for more information. In January 2014, our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX stock from time to time. We currently plan to repurchase approximately $1.6 billion to $1.7 billion of stock under our stock repurchase programs in fiscal 2015. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Lastly, financing activities included $30 million of proceeds from the exercise of stock options in the first six months of fiscal 2015, versus $64 million in proceeds in the same period last year and dividends paid on common stock in the first six months of fiscal 2015 were $224 million, versus $187 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of August 2, 2014 approximately 49% of our cash remains outside the United States with $323 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Australia. If we repatriate cash from such subsidiaries, we should not incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I to the consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Recently Issued Accounting Pronouncements

See Note A to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, for recently issued accounting standards, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows.

Forward-looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: execution of buying and inventory management; operational and business expansion and management of large size and scale; customer trends and preferences; marketing, advertising and promotional programs; competition; personnel recruitment and retention and costs of labor; global economic conditions and consumer spending; data security; information systems and technology; seasonal influences; adverse or unseasonable weather; serious disruptions and catastrophic events; corporate and retail banner reputation; merchandise quality and safety; expanding international operations; merchandise importing; commodity pricing; foreign currency exchange rates; fluctuations in quarterly operating results, and market expectations; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation, legal matters and proceedings; tax matters; real estate activities; cash flow and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended February 1, 2014.

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 2, 2014 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended August 2, 2014 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 1, 2014, as filed with the Securities Exchange Commission on April 1, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2015 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1) (a)	Average Price Paid Per Share (2) (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (3) (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)

May 4, 2014 through May 31, 2014	3,829,752	$56.16	3,829,752	$2,394,675,776

June 1, 2014 through July 5, 2014	2,352,742	$55.13	2,352,742	$2,264,975,731

July 6, 2014 through August 2, 2014	1,778,171	$53.43	1,778,171	$2,169,975,777

Total:	7,960,665		7,960,665

(1)	Consists of shares repurchased under publicly announced stock repurchase programs.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	During the third quarter of fiscal 2014, TJX completed the $2 billion program authorized in January 2012 and initiated a $1.5 billion stock repurchase program announced in February 2013. Under this program as of August 2, 2014 approximately $170 million remained available for purchase. Additionally, in February 2014, TJX announced that the Board of Directors had authorized our 15th stock repurchase program for an additional $2 billion.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 29, 2014
	By	/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.