Form 10-Q
period 2014-11-01
TJX COMPANIES INC /DE/
filed 2014-12-02
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2014

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

The number of shares of registrant’s common stock outstanding as of November 1, 2014: 688,900,341

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013

Net sales	$7,366,066	$6,981,876

Cost of sales, including buying and occupancy costs	5,203,629	4,934,465
Selling, general and administrative expenses	1,193,297	1,158,668
Loss on early extinguishment of debt	—	—
Interest expense, net	10,040	9,371

Income before provision for income taxes	959,100	879,372
Provision for income taxes	364,143	256,717

Net income	$594,957	$622,655

Basic earnings per share:
Net income	$0.86	$0.88
Weighted average common shares – basic	690,183	711,595

Diluted earnings per share:
Net income	$0.85	$0.86
Weighted average common shares – diluted	701,005	724,108

Cash dividends declared per share	$0.175	$0.145

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013

Net sales	$20,774,454	$19,613,909

Cost of sales, including buying and occupancy costs	14,817,485	13,954,737
Selling, general and administrative expenses	3,389,105	3,251,897
Loss on early extinguishment of debt	16,830	—
Interest expense, net	30,785	23,572

Income before provision for income taxes	2,520,249	2,383,703
Provision for income taxes	953,351	828,599

Net income	$1,566,898	$1,555,104

Basic earnings per share:
Net income	$2.25	$2.17
Weighted average common shares – basic	695,142	715,657

Diluted earnings per share:
Net income	$2.22	$2.14
Weighted average common shares – diluted	706,122	728,283

Cash dividends declared per share	$0.525	$0.435

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013

Net income	$594,957	$622,655
Other comprehensive income, net of related tax benefits/provisions:
Foreign currency translation adjustments, net of related tax benefits of $14,275 in fiscal 2015 and $967 in fiscal 2014	(79,552)	27,005
Recognition of prior service cost and deferred gains/losses, net of related tax provisions of $1,604 in fiscal 2015 and $2,857 in fiscal 2014	2,406	4,331
Rate lock amortization on debt issued in June 2014, net of related tax provision of $113 in fiscal 2015	170	—

Total comprehensive income	$517,981	$653,991

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013

Net income	$1,566,898	$1,555,104
Other comprehensive income, net of related tax benefits/provisions:
Foreign currency translation adjustments, net of related tax benefits of $6,056 in fiscal 2015 and $15,116 in fiscal 2014	(46,102)	(27,627)
Recognition of prior service cost and deferred gains/losses, net of related tax provisions of $3,761 in fiscal 2015 and $8,168 in fiscal 2014	5,642	12,252
Rate lock on debt issued in June 2014, net of related tax benefit of $3,175 in fiscal 2015	(4,762)	—
Rate lock amortization on debt issued in June 2014, net of related tax provision of $189 in fiscal 2015	283	—

Total comprehensive income	$1,521,959	$1,539,729

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	November 1, 2014	February 1, 2014	November 2, 2013

ASSETS
Current assets:
Cash and cash equivalents	$2,153,625	$2,149,746	$2,010,752
Short-term investments	277,225	294,702	251,276
Accounts receivable, net	260,940	210,094	250,886
Merchandise inventories	3,958,648	2,966,490	3,663,171
Prepaid expenses and other current assets	381,241	345,327	345,044
Current deferred income taxes, net	122,943	101,639	102,446

Total current assets	7,154,622	6,067,998	6,623,575

Property at cost:
Land and buildings	808,356	722,645	694,348
Leasehold costs and improvements	2,836,059	2,720,391	2,676,279
Furniture, fixtures and equipment	4,652,208	4,255,210	4,156,963

Total property at cost	8,296,623	7,698,246	7,527,590
Less accumulated depreciation and amortization	4,446,819	4,103,745	3,987,058

Net property at cost	3,849,804	3,594,501	3,540,532

Non-current deferred income taxes, net	25,800	31,508	—
Other assets	251,084	194,328	191,667
Goodwill and tradename, net of amortization	310,738	312,687	313,465

TOTAL ASSETS	$11,592,048	$10,201,022	$10,669,239

LIABILITIES
Current liabilities:
Accounts payable	$2,554,416	$1,771,294	$2,346,366
Accrued expenses and other current liabilities	1,787,225	1,681,834	1,668,406
Federal, foreign and state income taxes payable	47,941	64,715	28,969

Total current liabilities	4,389,582	3,517,843	4,043,741

Other long-term liabilities	741,097	732,999	831,228
Non-current deferred income taxes, net	463,744	446,071	396,313
Long-term debt, exclusive of current installments	1,623,817	1,274,216	1,274,186
Commitments and contingencies	—	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 688,900,341; 705,016,838 and 711,198,843, respectively	688,900	705,017	711,198
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(244,471)	(199,532)	(228,767)
Retained earnings	3,929,379	3,724,408	3,641,340

Total shareholders’ equity	4,373,808	4,229,893	4,123,771

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,592,048	$10,201,022	$10,669,239

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net income	$1,566,898	$1,555,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438,162	407,282
Loss on property disposals and impairments	2,690	6,667
Deferred income tax provision	7,527	47,073
Share-based compensation	67,671	56,638
Excess tax benefits from share-based compensation	(59,998)	(61,074)
Loss on early extinguishment of debt	16,830	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(52,695)	(28,288)
(Increase) in merchandise inventories	(1,019,406)	(654,795)
(Increase) in prepaid expenses and other current assets	(34,665)	(18,467)
Increase in accounts payable	799,785	417,681
Increase (decrease) in accrued expenses and other liabilities	95,491	(85,891)
Other	(15,953)	(8,558)

Net cash provided by operating activities	1,812,337	1,633,372

Cash flows from investing activities:
Property additions	(705,899)	(759,283)
Purchase of short-term investments	(297,763)	(307,078)
Sales and maturities of short-term investments	309,841	278,911
Other	—	2,653

Net cash (used in) investing activities	(693,821)	(784,797)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	749,475	499,555
Cash payments for extinguishment of debt	(416,357)	—
Cash payments for repurchase of common stock	(1,214,209)	(998,119)
Cash payments for debt issuance expenses	(6,185)	(4,297)
Proceeds from issuance of common stock	90,329	117,686
Excess tax benefits from share-based compensation	59,998	61,074
Cash dividends paid	(345,698)	(290,968)
Other	(7,937)	(3,251)

Net cash (used in) financing activities	(1,090,584)	(618,320)

Effect of exchange rate changes on cash	(24,053)	(31,460)

Net increase in cash and cash equivalents	3,879	198,795
Cash and cash equivalents at beginning of year	2,149,746	1,811,957

Cash and cash equivalents at end of period	$2,153,625	$2,010,752

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional	Accumulated Other
	Shares	Par Value $1	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total

Balance, February 1, 2014	705,017	$705,017	$—	$(199,532)	$3,724,408	$4,229,893
Comprehensive income	—	—	—	(44,939)	1,566,898	1,521,959
Cash dividends declared on common stock	—	—	—	—	(363,885)	(363,885)
Recognition of share-based compensation	—	—	67,671	—	—	67,671
Issuance of common stock under stock incentive plan and related tax effect	4,821	4,821	127,558	—	—	132,379
Common stock repurchased	(20,938)	(20,938)	(195,229)	—	(998,042)	(1,214,209)

Balance, November 1, 2014	688,900	$688,900	$—	$(244,471)	$3,929,379	$4,373,808

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note A. Summary of Significant Accounting Policies

Basis of Presentation: The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its financial statements for the periods reported, all in conformity with accounting principles generally accepted in the United States of America (“GAAP”) consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (“fiscal 2014”).

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

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock options awarded and uses the market price on the grant date for performance-based restricted stock awards. Total share-based compensation expense was $25.7 million for the quarter ended November 1, 2014 and $20.9 million for the quarter ended November 2, 2013. Total share-based compensation expense was $67.7 million for the nine months ended November 1, 2014 and $56.6 million for the nine months ended November 2, 2013. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 3.0 million shares of common stock exercised during the quarter ended November 1, 2014 and options to purchase 4.7 million shares of common stock exercised during the nine months ended November 1, 2014. There were options outstanding to purchase 32.3 million shares of common stock as of November 1, 2014.

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

As of November 1, 2014, TJX’s cash and cash equivalents held outside the U.S. were $1,241.2 million, of which $351.2 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its divisions, except at Sierra Trading Post (“STP”). TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $661.1 million at November 1, 2014, $451.6 million at February 1, 2014 and $622.5 million at November 2, 2013. Comparable amounts were reflected in accounts payable at those dates.

New Accounting Standards: In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For TJX, the standard will be effective in the first quarter of fiscal 2018. TJX is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

The cash flow impact on operating activities in the prior year’s statement of cash flows, of approximately $80.0 million relating to settlements with tax authorities, has been adjusted from ‘other’ to ‘increase (decrease) in accrued expenses and other liabilities.’

Note B. Reserves related to Former Operations

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations related to former business operations that TJX has either closed or sold. The reserve activity is presented below:

	Thirty-Nine Weeks Ended
In thousands	November 1, 2014	November 2, 2013

Balance at beginning of year	$31,363	$45,229
Additions (reductions) to the reserve charged to net income:
A.J. Wright closing costs	(10,313)	—
Interest accretion	470	1,080
Charges against the reserve:
Lease-related obligations	(4,267)	(9,591)
Termination benefits and all other	(77)	(516)

Balance at end of period	$17,176	$36,202

The lease-related obligations included in the reserve reflect TJX’s estimation of lease costs, net of estimated assignee/subtenant income, and the cost of probable claims against TJX for liability, as an original lessee and/or guarantor of the leases of A.J. Wright and other former TJX businesses, after mitigation of the number and cost of these lease obligations. During the first nine months of fiscal 2015 TJX decreased this reserve by $10.3 million to reflect a change in the Company’s estimate of the assignee/subtenant income. The actual net cost of these lease-related obligations may differ from TJX’s estimate. TJX estimates that the majority of the former operations reserve will be paid in the next two years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

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

Note C. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for the related periods:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Rate Lock on Debt	Accumulated Other Comprehensive Income (Loss)

Balance, February 1, 2014	$(76,569)	$(122,963)	$—	$(199,532)
Foreign currency translation adjustments (net of taxes of $6,056)	(46,102)	—	—	(46,102)
Amortization of deferred benefit costs (net of taxes of $3,761)	—	5,642	—	5,642
Rate lock on debt (net of taxes of $3,175)	—	—	(4,762)	(4,762)
Rate lock amortization (net of taxes of $189)	—	—	283	283

Balance, November 1, 2014	$(122,671)	$(117,321)	$(4,479)	$(244,471)

Note D. Capital Stock and Earnings Per Share

TJX repurchased and retired 7.5 million shares of its common stock at a cost of $448.3 million during the quarter ended November 1, 2014, on a “trade date” basis. During the nine months ended November 1, 2014, TJX repurchased and retired 21.5 million shares of its common stock at a cost of $1.2 billion, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.2 billion for the nine months ended November 1, 2014 and $998.1 million for the nine months ended November 2, 2013.

In September 2014, TJX completed the $1.5 billion stock repurchase program announced in February 2013 under which TJX purchased 25.5 million shares of common stock.

In February 2014, TJX’s Board of Directors announced a stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through November 1, 2014, TJX repurchased 4.6 million shares of common stock at a cost of $278.3 million. At November 1, 2014, $1.7 billion remained available for purchase under this program.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	November 1, 2014	November 2, 2013

Basic earnings per share
Net income	$594,957	$622,655
Weighted average common shares outstanding for basic EPS	690,183	711,595

Basic earnings per share	$0.86	$0.88

Diluted earnings per share
Net income	$594,957	$622,655

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	690,183	711,595
Assumed exercise/vesting of:
Stock options and awards	10,822	12,513

Weighted average common shares outstanding for diluted EPS	701,005	724,108

Diluted earnings per share	$0.85	$0.86

	Thirty-Nine Weeks Ended
In thousands, except per share data	November 1, 2014	November 2, 2013

Basic earnings per share
Net income	$1,566,898	$1,555,104
Weighted average common shares outstanding for basic EPS	695,142	715,657

Basic earnings per share	$2.25	$2.17

Diluted earnings per share
Net income	$1,566,898	$1,555,104

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	695,142	715,657
Assumed exercise/vesting of:
Stock options and awards	10,980	12,626

Weighted average common shares outstanding for diluted EPS	706,122	728,283

Diluted earnings per share	$2.22	$2.14

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 8.9 million options excluded for the thirteen weeks and thirty-nine weeks ended November 1, 2014. There were 4.7 million options excluded for the thirteen weeks and thirty-nine weeks ended November 2, 2013.

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

Diesel Fuel Contracts: TJX hedges portions of its estimated notional diesel requirements, based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2014 and the first nine months of fiscal 2015, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2015 and for the fiscal year ending January 30, 2016 (“fiscal 2016”). The hedge agreements outstanding at November 1, 2014 relate to approximately 50% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2015 and approximately 37% of TJX’s estimated notional diesel requirements for the first nine months of fiscal 2016. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2015 and the first nine months of fiscal 2016. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at November 1, 2014 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2015 and a portion of fiscal 2016. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at November 1, 2014:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at November 1, 2014

Fair value hedges:

Intercompany balances, primarily debt and related interest

	zł	87,073	C$	30,519	0.3505	Prepaid Exp	$1,313	$—	$1,313

		€39,000		£31,968	0.8197	Prepaid Exp	2,151	—	2,151

		€44,850	U.S.$	61,842	1.3789	Prepaid Exp	5,635	—	5,635

	U.S.$	90,309		£55,000	0.6090	(Accrued Exp)	—	(2,393)	(2,393)

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 390K - 1.8M gal per month		Float on 390K - 1.8M gal per month	N/A	(Accrued Exp)	—	(5,360)	(5,360)

Merchandise purchase commitments

	C$	293,187	U.S.$	267,020	0.9107	Prepaid Exp	7,060	—	7,060

	C$	7,206		€5,000	0.6939	Prepaid Exp / (Accrued Exp)	4	(135)	(131)

		£103,088	U.S.$	168,500	1.6345	Prepaid Exp / (Accrued Exp)	3,690	(5)	3,685

	zł	151,572		£28,638	0.1889	Prepaid Exp	992	—	992

	U.S.$	21,525		€16,401	0.7620	(Accrued Exp)	—	(981)	(981)

Total fair value of financial instruments							$20,845	$(8,874)	$11,971

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at November 2, 2013:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at November 2, 2013

Fair value hedges:

Intercompany balances, primarily debt and related interest

		£25,000	C$	38,946	1.5578	(Accrued Exp)	$—	$(2,486)	$(2,486)

	zł	84,073	C$	26,440	0.3145	(Accrued Exp)	—	(1,628)	(1,628)

		€44,281		£35,781	0.8080	(Accrued Exp)	—	(2,778)	(2,778)

		€44,850	U.S.$	59,273	1.3216	Prepaid Exp / (Accrued Exp)	2,048	(3,274)	(1,226)

	U.S.$	87,117		£55,000	0.6313	Prepaid Exp	413	—	413

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 175K - 1.9M gal per month		Float on 175K - 1.9M gal per month	N/A	(Accrued Exp)	—	(733)	(733)

Merchandise purchase commitments

	C$	342,060	U.S.$	328,680	0.9609	Prepaid Exp / (Accrued Exp)	2,277	(1,382)	895

	C$	12,867		€9,250	0.7189	Prepaid Exp / (Accrued Exp)	171	(35)	136

		£185,934	U.S.$	295,200	1.5877	Prepaid Exp / (Accrued Exp)	2,032	(2,675)	(643)

	zł	126,753		£25,321	0.1998	Prepaid Exp / (Accrued Exp)	54	(363)	(309)

	U.S.$	16,843		€12,647	0.7509	Prepaid Exp / (Accrued Exp)	276	(63)	213

Total fair value of financial instruments							$7,271	$(15,417)	$(8,146)

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	November 1, 2014	November 2, 2013
Fair value hedges:

Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$1,842	$1,504

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(5,614)	(2,012)

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	16,476	(2,687)

Gain / (loss) recognized in income		$12,704	$(3,195)

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirty-Nine Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	November 1, 2014	November 2, 2013
Fair value hedges:

Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$5,720	$3,367

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(4,709)	(2,767)

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	780	10,116

Gain/ (loss) recognized in income		$1,791	$10,716

Note F. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	November 1, 2014	February 1, 2014	November 2, 2013
Level 1
Assets:
Executive Savings Plan investments	$153,917	$131,049	$129,676

Level 2
Assets:
Short-term investments	$277,225	$294,702	$251,276
Foreign currency exchange contracts	20,845	19,482	7,271
Diesel fuel contracts	—	137	—

Liabilities:
Foreign currency exchange contracts	$3,514	$6,107	$14,684
Diesel fuel contracts	5,360	—	733

The fair value of TJX’s general corporate debt, including current installments, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of November 1, 2014 was $1.69 billion compared to a carrying value of $1.62 billion. The fair value of long-term debt as of February 1, 2014 was $1.34 billion compared to a carrying value of $1.27 billion. The fair value of long-term debt as of November 2, 2013 was $1.35 billion compared to a carrying value of $1.27 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Note G. Segment Information

TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. TJX also operates STP, an off-price Internet retailer in the U.S. that operates a small number of stores. The results of STP are included in the Marmaxx segment.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	November 1, 2014	November 2, 2013

Net sales:
In the United States:
Marmaxx	$4,673,718	$4,484,174
HomeGoods	851,045	739,537
TJX Canada	791,725	785,883
TJX Europe	1,049,578	972,282

	$7,366,066	$6,981,876

Segment profit:
In the United States:
Marmaxx	$679,929	$658,369
HomeGoods	117,922	96,937
TJX Canada	136,480	128,692
TJX Europe	115,313	101,043

	1,049,644	985,041

General corporate expense	80,504	96,298
Interest expense, net	10,040	9,371

Income before provision for income taxes	$959,100	$879,372

	Thirty-Nine Weeks Ended
In thousands	November 1, 2014	November 2, 2013

Net sales:
In the United States:
Marmaxx	$13,402,351	$12,915,269
HomeGoods	2,381,268	2,119,190
TJX Canada	2,096,069	2,110,743
TJX Europe	2,894,766	2,468,707

	$20,774,454	$19,613,909

Segment profit:
In the United States:
Marmaxx	$1,988,617	$1,940,647
HomeGoods	310,762	267,170
TJX Canada	275,527	293,774
TJX Europe	209,188	157,936

	2,784,094	2,659,527

General corporate expense	216,230	252,252
Loss on early extinguishment of debt	16,830	—
Interest expense, net	30,785	23,572

Income before provision for income taxes	$2,520,249	$2,383,703

Note H. Pension Plans and Other Retirement Benefits

Presented below is financial information related to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental retirement plan (unfunded plan) for the periods shown.

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 1,	November 2,	November 1,	November 2,
In thousands	2014	2013	2014	2013

Service cost	$10,115	$10,919	$149	$245
Interest cost	12,547	10,758	863	650
Expected return on plan assets	(16,285)	(16,108)	—	—
Amortization of prior service cost	—	—	1	—
Recognized actuarial losses	3,873	7,009	1,000	1,041

Total expense	$10,250	$12,578	$2,013	$1,936

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
In thousands	2014	2013	2014	2013

Service cost	$30,361	$33,467	$1,048	$1,287
Interest cost	37,141	33,408	2,251	1,835
Expected return on plan assets	(48,890)	(45,355)	—	—
Amortization of prior service cost	—	—	2	2
Recognized actuarial losses	10,386	20,846	1,609	2,163

Total expense	$28,998	$42,366	$4,910	$5,287

TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the funding target pursuant to the Internal Revenue Code section 430) or such other amount sufficient to avoid restrictions with respect to the funding of TJX’s nonqualified plans under the Internal Revenue Code. TJX does not anticipate any required funding in fiscal 2015 for the funded plan. TJX made a voluntary contribution of $25.0 million to the funded plan in September 2014. TJX anticipates making payments of $3.4 million to provide current benefits coming due under the unfunded plan in fiscal 2015.

The amounts included in amortization of prior service cost and recognized actuarial losses in the table above have been reclassified in their entirety from other comprehensive income to the statements of income, net of related tax effects, for both periods presented.

TJX also has an unfunded postretirement medical plan which was closed to new benefits in fiscal 2006. The liability as of November 1, 2014 is estimated at $1.2 million, all of which is included in non-current liabilities on the balance sheet.

The amendment to the plan benefits in fiscal 2006 resulted in a negative plan amendment which is being amortized to income over the estimated average remaining life of the eligible plan participants. Amortization from other comprehensive income to net income was $864,000 for the quarter ended November 1, 2014 and $863,000 for the quarter ended November 2, 2013. Amortization from other comprehensive income to net income was $2.6 million for both the thirty nine weeks ended November 1, 2014 and the thirty nine weeks ended November 2, 2013.

Note I. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of November 1, 2014, February 1, 2014 and November 2, 2013. All amounts are net of unamortized debt discounts.

In thousands	November 1, 2014	February 1, 2014	November 2, 2013

General corporate debt:
4.20% senior unsecured notes, redeemed on July 8, 2014 (effective interest rate of 4.20% after reduction of unamortized debt discount of $8 at February 1, 2014 and $9 at November 2, 2013)	$—	$399,992	$399,991
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $311 at November 1, 2014, $364 at February 1, 2014 and $382 at November 2, 2013)	374,689	374,636	374,618
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $378 at November 1, 2014, $412 at February 1, 2014 and $423 at November 2, 2013)	499,622	499,588	499,577
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $494 at November 1, 2014)	749,506	—	—

Long-term debt, exclusive of current installments	$1,623,817	$1,274,216	$1,274,186

At November 1, 2014, TJX had outstanding $750 million aggregate principal amount of 2.75% seven-year notes, due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%. On July 8, 2014 TJX used a portion of the proceeds of the 2.75% seven-year notes to redeem the 4.2% notes and recorded pre-tax loss on the early extinguishment of debt of $16.8 million, which includes $16.4 million of redemption premium and $0.4 million to write off unamortized debt expenses and discount.

At November 1, 2014, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $375 million aggregate principal amount of 6.95% ten-year notes due April 2019. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes and all of the 6.95% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes and 7.00% for the 6.95% notes.

At November 1, 2014, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. As of November 1, 2014, February 1, 2014 and November 2, 2013 and during the quarters and year then ended, there were no amounts outstanding under these facilities. At November 1, 2014, the agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016. These rates are based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities requires TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, consolidated rentals, depreciation and amortization (“EBITDAR”) of not more that 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.

As of November 1, 2014, February 1, 2014 and November 2, 2013, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of November 1, 2014, February 1, 2014 and November 2, 2013, and during the quarters and year then ended there were no amounts outstanding on the Canadian credit line for operating expenses. As of November 1, 2014, February 1, 2014 and November 2, 2013, TJX Europe had a credit line of £20 million. As of November 1, 2014, February 1, 2014, and November 2, 2013, and during the quarters and year then ended there were no amounts outstanding on the European credit line.

Note J. Income Taxes

The effective income tax rate was 38.0% for the fiscal 2015 third quarter and 29.2% for last year’s third quarter. The effective income tax rate for the nine months ended November 1, 2014 was 37.8% as compared to 34.8% for last year’s comparable period. The increase in the effective income tax rate for both periods was primarily due to the impact of last year’s third quarter tax benefits of approximately $80 million, primarily due to a reduction in our reserve for uncertain tax positions as a result of settlements with state taxing authorities and the reversal of a valuation allowance against a foreign net operating loss carryfoward. These benefits reduced last year’s third quarter effective tax rate by 8.9 percentage points and the effective income tax rate for the nine-month period ended November 2, 2013 by 3.3 percentage points. In addition, the effective income tax rate for the third quarter of fiscal 2015 increased due to the expiration of legislation allowing for the U.S. Work Opportunity Tax Credit on December 31, 2013, offset by a difference in the jurisdictional mix of income.

TJX had net unrecognized tax benefits of $29.3 million as of November 1, 2014, $26.2 million as of February 1, 2014 and $23.6 million as of November 2, 2013.

TJX is subject to U.S. federal income tax as well as income tax in multiple states, local and foreign jurisdictions. In nearly all jurisdictions, the tax years through fiscal 2006 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $9.3 million as of November 1, 2014; $8.1 million as of February 1, 2014 and $6.2 million as of November 2, 2013.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of $0 million to $11.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended November 1, 2014

Compared to

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended November 2, 2013

Overview

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,300 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX Europe (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe). We also operate Sierra Trading Post (STP), an off-price Internet retailer, which operates a small number of stores in the U.S. and sierratradingpost.com in the U.S. The results of STP have been included with the Marmaxx segment.

Results of Operations

Details of our financial performance for the third quarter and nine months ended November 1, 2014 include the following:

•	Same store sales increased 2% in the third quarter of fiscal 2015 over a strong increase of 5% in the fiscal 2014 third quarter. Same store sales increased 2% in the nine-month period ending November 1, 2014 over last year’s 3% increase in the nine months ended November 2, 2013. The increase in the third quarter same store sales was driven by an increase in units sold and a slight increase in customer traffic.

•	Net sales increased 6% to $7.4 billion for the fiscal 2015 third quarter and increased 6% to $20.8 billion for the nine-month period over last year’s comparable periods. At November 1, 2014, stores in operation increased 5% and selling square footage increased 4% compared to the end of the fiscal 2014 third quarter. Home fashions outperformed apparel for both the third quarter and nine-month periods.

•	Diluted earnings per share for the third quarter of fiscal 2015 were $0.85, compared to $0.86 in the third quarter of fiscal 2014. Diluted earnings per share for the nine-month period ended November 1, 2014 were $2.22, up 4% compared to $2.14 in the same period in fiscal 2014. Diluted earnings per share for both the quarter and nine-month period last year included an $0.11 per share benefit resulting from tax benefits recognized in the fiscal 2014 third quarter.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2015 was 13.0%, a 0.4 percentage point increase from 12.6% for the same period last year. For the nine months ended November 1, 2014, our pre-tax margin was 12.1%, a 0.1 percentage point decrease from 12.2% for the same period last year. The fiscal 2015 pre-tax margin for the nine-month period was reduced by 0.1 percentage points due to the loss on extinguishment of debt related to the early redemption of our 4.20% notes due August 15, 2015.

•	Our cost of sales ratio for the third quarter of fiscal 2015 was 70.6%, a 0.1 percentage point improvement over the third quarter last year. Our cost of sales ratio for the nine-month period ended November 1, 2014 was 71.3%, a 0.2 percentage point increase over the same period last year. The improvement in the third quarter was primarily due to the favorable impact of the mark-to-market adjustment of inventory-related hedges. The increase in this expense ratio over last year for the nine-month period was primarily due to a slight decline in merchandise margins and occupancy expense deleverage.

•	Our selling, general and administrative expense ratio for the third quarter of fiscal 2015 improved by 0.4 percentage points to 16.2% and for the nine months ended November 1, 2014, the selling, general and administrative expense ratio was 16.3%, an improvement of 0.3 percentage points compared to the same period last year. These improvements are due to certain items that impacted last year’s third quarter as well as expense favorability.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit), and excluding our e-commerce businesses, were up 2% (up 3% on a constant currency basis) at the end of the third quarter of fiscal 2015 as compared to the prior year.

•	During the third quarter of fiscal 2015, we repurchased 7.5 million shares of our common stock at a cost of $448 million. For the nine months ended November 1, 2014 we repurchased 21.5 million shares of our common stock at a cost of $1.2 billion.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the third quarter ended November 1, 2014 totaled $7.4 billion, a 6% increase over consolidated net sales of $7.0 billion in the fiscal 2014 third quarter. The increase reflected a 4% increase in new store sales and a 2% increase in same store sales. This increase compares to sales growth of 9% in last year’s third quarter, which reflected a 5% increase in same store sales and a 4% increase in new store sales (including 1% attributable to the inclusion of STP). Foreign currency exchange had a neutral impact on the fiscal 2015 and fiscal 2014 sales growth.

Consolidated net sales for the nine months ended November 1, 2014 totaled $20.8 billion, a 6% increase over $19.6 billion in last year’s comparable period. The increase reflected a 4% increase in new store sales and a 2% increase in same store sales. Foreign currency exchange had a neutral impact on the fiscal 2015 sales growth. This compares to sales growth of 8% in the nine-month period of fiscal 2014, which reflected a 5% increase from new store sales (including 1% attributable to the inclusion of STP) and a 3% increase in same store sales.

As of November 1, 2014, our consolidated store count increased 5% and selling square footage increased 4% as compared to the end of the third quarter last year.

The same store sales increase for the third quarter was driven by an increase in units sold and a slight increase in traffic. Same store sales growth for nine-month period ended November 1, 2014 was driven by an increase in the average ticket and to a lesser extent an increase in units sold. Customer traffic was down slightly for the nine-month period, compared to last year. In the U.S., the Southeast and Southwest regions posted the strongest same stores sales for the third quarter and nine-month period. We believe same store sales were negatively impacted by unseasonable weather late in the third quarter of fiscal 2015 in parts of the U.S. and parts of the third quarter throughout much of Europe. In Europe, same store sales were down for the third quarter but well above the consolidated average for the nine-month period. In Canada, same store sales were slightly above the consolidated average for the third quarter and were at the consolidated average for the nine-month period.

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

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended November 1, 2014	Percentage of Net Sales Thirteen Weeks Ended November 2, 2013

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	70.6	70.7
Selling, general and administrative expenses	16.2	16.6
Interest expense, net	0.1	0.1

Income before provision for income taxes *	13.0%	12.6%

	Percentage of Net Sales Thirty-Nine Weeks Ended November 1, 2014	Percentage of Net Sales Thirty-Nine Weeks Ended November 2, 2013

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.3	71.1
Selling, general and administrative expenses	16.3	16.6
Loss on early extinguishment of debt	0.1	—
Interest expense, net	0.1	0.1

Income before provision for income taxes *	12.1%	12.2%

*	Figures may not foot due to rounding

Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency exchange rates affect our reported results are as follows:

•	Translation of foreign operating results into U.S. dollars: In our financial statements, we translate the operations of TJX Canada and TJX Europe from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at essentially the same rates within a given period.

•	Inventory-related derivatives: We routinely enter into inventory-related hedging instruments to mitigate the impact on earnings of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Europe and TJX Canada. As we have not elected “hedge accounting” for these instruments as defined by U.S. generally accepted accounting principles (GAAP), we record a mark-to-market gain or loss on the derivative instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is received and paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these derivatives does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales improved by 0.1 percentage points to 70.6% for the third quarter of fiscal 2015 as compared to the same period last year and increased by 0.2 percentage points to 71.3% for the nine months ended November 1, 2014 as compared to the same period last year. The improvement in this ratio for the third quarter of fiscal 2015 reflects the positive impact of 0.2 percentage points from the mark-to-market adjustment on inventory-related hedges, partially offset by a slight decrease in merchandise margin. The increase in this ratio for the first nine months of fiscal 2015 was due to a lower consolidated merchandise margin and some expense de-leverage on buying and occupancy costs. The decrease in the merchandise margin in both the quarter and year-to-date periods was primarily due to TJX Canada where the change in foreign currency rates caused an increase in cost of merchandise purchased in U.S. dollars.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 16.2% in the third quarter of fiscal 2015, a 0.4 percentage point improvement over last year’s ratio and improved by 0.3 percentage points to 16.3% for the nine months ended November 1, 2014 as compared to the same period last year. The improvement in this expense ratio for both periods was due to certain costs incurred last year as well as expense favorability this year. Last year’s third quarter included costs in connection with the move to our new home office facility. In addition, both the quarter and nine-month periods included costs in connection with the migration to our new technology center incurred last year as well as contributions to the TJX Foundation. Collectively the absence of these costs in fiscal 2015 benefitted this expense ratio by 0.3 percentage points in the third quarter and by 0.2 percentage points in the nine-month period. The year-over-year comparison of this expense ratio also reflects some expense favorability, primarily advertising and pension costs in the third quarter of this year and insurance costs and pension cost for the nine-month period of this year.

Loss on early extinguishment of debt: On July 8, 2014, we redeemed our $400 million aggregate principal amount of 4.20% notes and recorded a pre-tax loss on the early extinguishment of debt of $16.8 million.

Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Interest expense	$16,169	$15,138	$48,624	$42,043
Capitalized interest	(2,497)	(2,531)	(6,903)	(9,248)
Interest (income)	(3,632)	(3,236)	(10,936)	(9,223)

Interest expense, net	$10,040	$9,371	$30,785	$23,572

The increase in net interest expense for the third quarter and first nine months of fiscal 2015 reflected the interest cost from the date of issuance (June 5, 2014) on the $750 million of 2.75% seven-year notes, partially offset by interest savings due to the redemption for the $400 million 4.20% notes. In addition, year-to-date net interest expense reflected nine months of interest expense on the $500 million 2.5% ten-year notes in fiscal 2015, compared to fiscal 2014, which only reflects six months of interest expense. For the nine-month period, the reduction in capitalized interest on ongoing capital projects was largely offset by an increase in interest income driven by higher cash balances.

Income taxes: The effective income tax rate was 38.0% for the fiscal 2015 third quarter and 29.2% for last year’s third quarter. The effective income tax rate for the nine months ended November 1, 2014 was 37.8% as compared to 34.8% for last year’s comparable period. The increase in the effective income tax rates for both periods of fiscal 2015 was primarily due to the impact of tax benefits recognized in the fiscal 2014 third quarter. Last year’s third quarter tax provision included tax benefits of approximately $80 million, which were primarily due to a reduction in our reserve for uncertain tax positions as a result of settlements with state taxing authorities and the reversal of a valuation allowance against a foreign net operating loss carryfoward. These benefits reduced the fiscal 2014 third quarter effective tax rate by 8.9 percentage points and the fiscal 2014 nine-month period effective income tax rate by 3.3 percentage points. In addition, the effective income tax rate for the third quarter of fiscal 2015 increased due to the expiration of legislation allowing for the U.S. Work Opportunity Tax Credit which expired on December 31, 2013, offset by a difference in the jurisdictional mix of income.

Net income and net income per share: Net income for the third quarter of fiscal 2015 was $595.0 million, or $0.85 per diluted share, versus $622.7 million, or $0.86 per diluted share, in last year’s third quarter. Foreign currency had a neutral impact on earnings per share in the third quarter of fiscal 2015 and fiscal 2014. Net income for the nine months ended November 1, 2014 was $1,566.9 million, or $2.22 per diluted share, versus $1,555.1 million, or $2.14 per diluted share, in the same period last year. Foreign currency had a $0.01 negative impact for the nine-month period in fiscal 2015 compared to a neutral impact for the nine-month period of fiscal 2014. The after tax cost for the loss on early extinguishment of debt reduced earnings per share for the first nine months of fiscal 2015 by $0.01 per share. The tax benefits referred to above added $0.11 per share to net income for both the third quarter and nine-month periods in fiscal 2014.

Our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. During the third quarter of fiscal 2015, we repurchased 7.5 million shares of our common stock at a cost of $448 million. For the first nine months of fiscal 2015, we repurchased 21.5 million shares of our common stock at a cost of $1.2 billion.

Segment information: We operate four main business segments. Marmaxx (T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. We also operate STP, an off-price Internet retailer with a small number of stores in the U.S. The results of STP have been included with our Marmaxx segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense, loss on early extinguishment of debt and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Net sales	$4,673.7	$4,484.2	$13,402.4	$12,915.3
Segment profit	$679.9	$658.4	$1,988.6	$1,940.6
Segment profit as a percentage of net sales	14.5%	14.7%	14.8%	15.0%
Increase in same store sales	1%	4%	1%	3%
Stores in operation at end of period
T.J. Maxx			1,113	1,075
Marshalls			973	941
Sierra Trading Post			6	4

Total			2,092	2,020

Selling square footage at end of period (in thousands)
T.J. Maxx			25,354	24,636
Marshalls			23,684	23,074
Sierra Trading Post			122	83

Total			49,160	47,793

Net sales for Marmaxx increased 4% for the third quarter and nine-month periods of fiscal 2015 as compared to the same periods last year. Same store sales for Marmaxx were up 1% in the third quarter of fiscal 2015 compared to a 4% increase in last year’s third quarter. Same stores sales were up 1% for the first nine months of fiscal 2015, on top of a 3% increase for the comparable period last year.

Same store sales growth at Marmaxx for both the third quarter and nine months ended November 1, 2014 were driven by increases in the value of the average transaction. There was also a slight increase in customer traffic in the third quarter. Geographically, same store sales were strongest in the Southeast, and Southwest regions in the third quarter and nine-month periods. We believe warm weather in month of October across much of the country had a negative impact on apparel sales in the third quarter. Home fashions outperformed apparel during the third quarter, however within apparel, the less weather sensitive categories such as jewelry and accessories performed well.

Segment profit margin decreased to 14.5% for the third quarter of fiscal 2015 compared to 14.7% for the same period last year. Segment margin decreased to 14.8% for the nine months ended November 1, 2014 compared to 15.0% for the same period last year. The decrease in both periods was primarily due to expense deleverage on the 1% same-store sales, particularly, occupancy costs as well as a slight decrease in merchandise margins. The decline in merchandise margins was primarily due to the impact of our e-commerce operations. E-commerce overall had a negative impact in year-over-year segment margin comparisons, offsetting the benefit of some expense favorability, primarily in insurance costs.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Net sales	$851.0	$739.5	$2,381.3	$2,119.2
Segment profit	$117.9	$96.9	$310.8	$267.2
Segment profit as a percentage of net sales	13.9%	13.1%	13.1%	12.6%
Increase in same store sales	7%	10%	5%	8%
Stores in operation at end of period			485	448
Selling square footage at end of period (in thousands)			9,501	8,830

HomeGoods net sales increased 15% in the third quarter and 12% for the first nine months of fiscal 2015 over the same periods last year. Same store sales increased 7% for the third quarter and increased 5% for the nine months ended November 1, 2014 over increases of 10% and 8% in the comparable periods ended November 2, 2013. The increases in both the third quarter and nine-month periods of fiscal 2015 were driven by an increase in average ticket along with an increase in customer traffic in the third quarter.

Segment profit margin increased to 13.9% for the third quarter of fiscal 2015 compared to 13.1% for the same period last year. Segment profit margin for the nine months ended November 1, 2014 increased 0.5 percentage points to 13.1%, compared to 12.6% for the same period last year. The growth in segment margin for the third quarter and year-to-date periods was driven by expense leverage on strong same store sales, particularly occupancy costs and store payroll, along with expense favorability, primarily in advertising and insurance costs. The third quarter benefits to segment margin were partially offset by an increase in distribution costs as a percentage of sales, as HomeGoods brought its new distribution center into service, in the third quarter of fiscal 2015.

International Segments:

TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. Dollars in millions	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Net sales	$791.7	$785.9	$2,096.1	$2,110.7
Segment profit	$136.5	$128.7	$275.5	$293.8
Segment profit as a percentage of net sales	17.2%	16.4%	13.1%	13.9%
Increase in same store sales	3%	2%	2%	1%
Stores in operation at end of period
Winners			234	227
HomeSense			96	91
Marshalls			38	27

Total			368	345

Selling square footage at end of period (in thousands)
Winners			5,310	5,195
HomeSense			1,824	1,748
Marshalls			914	666

Total			8,048	7,609

Net sales for TJX Canada increased 1% for the third quarter and decreased 1% for the nine-month period ended November 1, 2014 compared to the same periods last year. Currency exchange translation negatively impacted sales growth by 6 percentage points in the third quarter and 7 percentage points for the nine-month period ended November 1, 2014. Same store sales, which are presented on a constant currency basis, increased 3% for the third quarter of fiscal 2015 and increased 2% for the nine months ended November 1, 2014.

Segment profit margin increased to 17.2% for the third quarter ended November 1, 2014 compared to 16.4% last year. For the nine months ended November 1, 2014, segment profit margin decreased to 13.1% compared to 13.9% for the same period last year. The improvement in segment margin for the quarter was due to the positive impact of the mark-market adjustment of inventory related hedges of 0.8 percentage points. Merchandise margins decreased for the third quarter but this decline was largely offset by expense leverage on strong same store sales, particularly buying and occupancy costs, along with a reduction in advertising costs. For the nine-month period, the decline in segment margin was primarily due to the negative impact of the mark-to-market adjustment, which reduced year-over-year segment margin comparison by 0.5 percentage points, along with a decrease in merchandise margin. The decrease in merchandise margins for both the quarter and nine-month period was driven primarily by changes in the currency exchange rate which, increased TJX Canada’s cost for merchandise purchased in U.S. dollars.

TJX Europe

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. Dollars in millions	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Net sales	$1,049.6	$972.3	$2,894.8	$2,468.7
Segment profit	$115.3	$101.0	$209.2	$157.9
Segment profit as a percentage of net sales	11.0%	10.4%	7.2%	6.4%
(Decrease) increase in same store sales	(1)%	5%	4%	5%
Stores in operation at end of period
T.K. Maxx			407	371
HomeSense			33	28

Total			440	399

Selling square footage at end of period (in thousands)
T.K. Maxx			9,109	8,383
HomeSense			545	464

Total			9,654	8,847

Net sales for TJX Europe increased 8% for the third quarter and 17% for the nine-month period ended November 1, 2014, compared to the same periods last year. Currency exchange translation had a positive impact on the third quarter sales growth of 1 percentage point and a positive impact on the nine-month sales growth of 6 percentage points. Same store sales decreased 1% in the third quarter and increased 4% in the nine months ended November 1, 2014 over increases of 5% in the comparable periods last year. We believe that unseasonably warm weather in much of Europe during parts of the third quarter had a negative impact on third quarter sales. The same store sales growth in the nine-month period was driven by increases in the value of average transaction as well as increases in customer traffic.

Segment profit for the third quarter of fiscal 2015 was $115.3 million compared to $101.0 million last year, and segment margin increased 0.6 percentage points to 11.0%. For the nine months ended November 1, 2014, segment profit was $209.2 million, compared to $157.9 million last year and segment margin increased 0.8 percentage points to 7.2%. Segment margin for the third quarter ended November 1, 2014 increased 0.7 percentage points compared to last year’s third quarter, due to the positive impact of the mark-to-market adjustment of inventory-related hedges. These benefits were offset by expense deleverage due to decline in third quarter same store sales. Segment margin for the nine-month period included a positive impact of 0.5 percentage points due to the mark-to-market adjustment of inventory related hedges and expense leverage on strong year-to-date same store sales, particularly buying and occupancy costs, partially offset by a decrease in merchandise margin.

General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

General corporate expense	$80.5	$96.3	$216.2	$252.3

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses.

General corporate expense for the quarter and nine-month period decreased from the prior year periods due to; charges in last year’s third quarter for costs related to our home office relocations, costs incurred in connection with our new technology center and contributions to the TJX charitable foundation. Collectively these items accounted for increased costs in fiscal 2014 of $19 million in the quarter and $29 million for the nine months. The decrease in general corporate expense for both periods also reflected a reduction in our reserve for former operations in fiscal 2015. This reserve adjustment was more than offset in the third quarter, and partially offset in the nine-month period, by an increase in stock-based compensation and the mark-to-mark adjustment of our diesel fuel hedges in fiscal 2015.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $1,812 million for the nine months ended November 1, 2014, an increase of $179 million from the $1,633 million provided in the nine months ended November 2, 2013. Net income plus the non-cash impact of depreciation provided cash of $2,005 million in the first nine months of fiscal 2015 compared to $1,962 million in the same period last year, an increase of $43 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $220 million in the first nine months of fiscal 2015 compared to a use of cash of $237 million in fiscal 2014, an increase in cash provided by operating activities of $17 million. Additionally, the change in current income taxes payable in fiscal 2015 provided cash of $43 million compared to a use of cash of $46 million for the same period last year, resulting in an increase in operating cash flows of $89 million compared to last year. This was primarily due to the timing of tax payments. The change in accrued expenses provided cash of $53 million compared to use of cash of $40 million for the same period last year, resulting in an increase in operating cash flows of $93 million. This favorable change in cash flows was driven by last year’s payment of approximately $80 million for settlements with tax authorities reducing our fiscal 2014 reserve for uncertain tax positions. The change in accounts receivable and prepaid expenses negatively impacted the year-over-year comparison of cash from operation by $41 million primarily due to increases in prepaid supplies, prepaid insurance and accounts receivable in fiscal 2015.

Investing activities in the first nine months of fiscal 2015 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network. Cash outflows for property additions amounted to $706 million in the nine months ended November 1, 2014, compared to $759 million in the comparable period last year. We anticipate that capital spending for fiscal 2015 will be approximately $975 million. We also purchased short-term investments that had initial maturities in excess of 90 days, which, per our policy, are not classified as cash on the balance sheets presented. In the first nine months of fiscal 2015, we purchased $298 million in short-term investments, compared to $307 million in the same period in fiscal 2014. $310 million of these short-term investments were sold or matured during the first nine months of fiscal 2015, compared to $279 million in the same period of fiscal 2014.

Cash flows from financing activities resulted in a net cash outflow of $1,091 million in the first nine months of fiscal 2015, compared to a net cash outflow of $618 million in the same period last year. In June of fiscal 2015, we issued $750 million aggregate principal amount of 2.75% seven-year notes generating proceeds, net of debt issuance expenses and fees, of $743 million. In July of fiscal 2015, we used a portion of the proceeds from the 2.75% seven-year notes to redeem the 4.20% notes paying $416 million to the note holders for the present value of principal and future remaining interest payments due on the notes. In fiscal 2014, we issued $500 million aggregate principal amount of 2.5% ten-year notes generating proceeds, net of debt issuance expenses and fees, of $495 million. See Note I to the unaudited consolidated financial statements for more information.

Financing activities also include the cash flows relating to our common stock and our stock incentive plan. We spent $1,214 million to repurchase 20.9 million shares of our stock in the first nine months of fiscal 2015 compared to $998 million to repurchase 19.7 million shares in the same period last year. See Note D to our unaudited consolidated financial statements for more information. In February 2014, we announced an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX stock from time to time. During the third quarter of fiscal 2015 we completed the $1.5 billion stock repurchase program announced in February 2013. We currently plan to repurchase approximately $1.6 billion to $1.7 billion of stock under our stock repurchase programs in fiscal 2015. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $150 million of proceeds, including excess tax benefits, related to the exercise of stock options in the first nine months of fiscal 2015, versus $179 million in proceeds in the same period last year and dividends paid on common stock in the first nine months of fiscal 2015 were $346 million, versus $291 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of November 1, 2014 approximately 58% of our cash remains outside the United States with $351 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Australia. If we repatriate cash from such subsidiaries, we should not incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I to the consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 1, 2014 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended November 1, 2014 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 1, 2014, as filed with the Securities Exchange Commission on April 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2015 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1) (a)	Average Price Paid Per Share (2) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3) (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (d)

August 3, 2014 through August 30, 2014	1,755,402	$56.97	1,755,402	$2,069,976,123

August 31, 2014 through October 4, 2014	3,182,281	$59.93	3,056,214	$1,886,983,251

October 5 through November 1, 2014	2,677,524	$61.75	2,677,524	$1,721,650,214

Total:	7,615,207		7,489,140

(1)	Consists of shares repurchased under publicly announced stock repurchase programs and 126,067 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	During the third quarter of fiscal 2015, TJX completed the $1.5 billion program announced in February 2013 and initiated a $2.0 billion stock repurchase program announced in February 2014. Under this new program as of November 1, 2014 approximately $1.7 billion remained available for purchase.

Item 6.	Exhibits.

10.1	Letter Agreement between The TJX Companies, Inc. and Jerome Rossi, dated September 10, 2014

10.2	Consulting Agreement between The TJX Companies, Inc. and Jerome Rossi, dated as of September 10, 2014

10.3	Employment Agreement dated as of September 29, 2014 between Kenneth Canestrari and The TJX Companies, Inc.

10.4	Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 10, 2014.

10.5	Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 10, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: December 2, 2014
	By	/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	Letter Agreement between The TJX Companies, Inc. and Jerome Rossi, dated September 10, 2014

10.2	Consulting Agreement between The TJX Companies, Inc. and Jerome Rossi, dated as of September 10, 2014

10.3	Employment Agreement dated as of September 29, 2014 between Kenneth Canestrari and The TJX Companies, Inc.

10.4	Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 10, 2014.

10.5	Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 10, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.