Form 10-K
period 2015-01-31
TJX COMPANIES INC /DE/
filed 2015-03-31
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ]  NO [ X ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on August 2, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $36,559,935,457 based on the closing sale price as reported on the New York Stock Exchange.

There were 683,473,567 shares of the registrant’s common stock, $1.00 par value, outstanding as of February 28, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 11, 2015 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2014 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2014 Annual Report to Shareholders under our letter to shareholders and our performance graphs. Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words indicative of the future such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. These “forward-looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.

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

PART I

ITEM 1. Business

BUSINESS OVERVIEW

The TJX Companies, Inc. (TJX) is the leading off-price apparel and home fashions retailer in the United States and worldwide. Our over 3,300 stores offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day.

Our stores are known for our value proposition of brand, fashion, price and quality. Our opportunistic buying strategies and flexible business model differentiate us from traditional retailers. We offer a treasure hunt shopping experience and a rapid turn of inventories relative to traditional retailers. Our goal is to create a sense of excitement and urgency for our customers and encourage frequent customer visits. We acquire merchandise in a variety of ways to support that goal. We reach a broad range of customers across many income levels and other demographic groups with our value proposition. Our strategies and operations are synergistic across all of our retail chains. As a result, we are able to leverage our expertise throughout our business, sharing information, best practices, initiatives and new ideas, and to develop talent across our Company. We also leverage the substantial buying power of our businesses in our global relationships with vendors.

Our Businesses. We operate our business in four major divisions: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX Europe.

MARMAXX:

Our T.J. Maxx and Marshalls chains in the United States (referred to together as The Marmaxx Group or Marmaxx) are collectively the largest off-price retailer in the United States with a total of 2,094 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, accent furniture, lamps, rugs, wall décor, decorative accessories and giftware) and other merchandise. We primarily differentiate T.J. Maxx and Marshalls through different product assortment, including an expanded assortment of fine jewelry and accessories and a designer section called The Runway at T.J. Maxx and a full line of footwear, a broader men’s offering and a juniors’ department called The Cube at Marshalls, as well as varying in-store initiatives. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains. Our e-commerce website, tjmaxx.com, was launched in 2013.

HOMEGOODS:

Our HomeGoods chain, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 487 stores, HomeGoods offers a broad array of home fashions, including home basics, giftware, accent furniture, lamps, rugs, wall décor, decorative accessories from around the world, seasonal and other merchandise.

TJX CANADA:

Our TJX Canada division operates the Winners, HomeSense and Marshalls chains in Canada. Acquired in 1990, Winners is the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 234 stores across Canada is comparable to T.J. Maxx, with select stores offering fine jewelry and The Runway, a designer section. We opened our HomeSense chain in 2001, bringing the home fashions off-price concept to Canada. HomeSense has 96 stores with a merchandise mix of home fashions similar to HomeGoods. We brought Marshalls to Canada in 2011 and operate 38 Marshalls stores in Canada. As with Marshalls in the U.S., our Canadian Marshalls stores offer an expanded footwear department and The Cube juniors’ department, differentiating them from Winners stores.

TJX EUROPE:

Our TJX Europe division operates the T.K. Maxx and HomeSense chains in Europe. Launched in 1994, T.K. Maxx introduced off-price retail to Europe and remains Europe’s only major brick-and-mortar off-price retailer of apparel and home fashions. With 407 stores, T.K. Maxx operates in the U.K., Ireland, Germany and Poland. At the beginning of fiscal 2016, we opened our first store in Austria. Through its stores and its e-commerce website for the U.K., tkmaxx.com, T.K. Maxx offers a merchandise mix similar to T.J. Maxx, Marshalls and Winners. We brought the off-price home fashions concept to Europe, opening HomeSense in the U.K. in 2008. Its 33 stores in the U.K. offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada.

In addition to our four major divisions, we operate Sierra Trading Post, acquired in 2012, a leading off-price Internet retailer of brand name and quality outdoor gear, family apparel and footwear, sporting goods and home fashions. Sierra Trading Post launched its e-commerce site, sierratradingpost.com, in 1998 and operates six retail stores in the U.S.

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

Opportunistic Buying. As an off-price retailer, our buying practices, which we refer to as opportunistic buying, differentiate us from traditional retailers. Our overall buying strategy is to acquire merchandise on an ongoing basis that will enable us to offer a desirable and rapidly changing mix of branded, designer and other quality merchandise in our stores at prices below regular prices for comparable merchandise at department and specialty stores. We seek out and select merchandise from the broad range of opportunities in the marketplace to achieve this end. Our buying organization, which numbers more than 1,000 Associates in 13 buying offices in ten countries, executes this opportunistic buying strategy in a variety of ways, depending on market conditions and other factors.

We take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from the production and flow of inventory in the apparel and home fashions marketplace, which include, among others, order cancellations, manufacturer overruns, closeouts and special production direct from brands and factories. Our buying strategies are intentionally flexible to allow us to react to frequently changing opportunities and trends in the market and to adjust how and what we source as well as when we source it. Our goal is to operate with lean inventory levels compared to conventional retailers to give us the flexibility to seek out and to take advantage of these opportunities as they arise. In contrast to traditional retailers, which tend to order most of their goods far in advance of the time the product appears on the selling floor, our merchants remain in the marketplace throughout the year, frequently looking for opportunities to buy merchandise. We buy much of our merchandise for the current or immediately upcoming selling season. We also buy some merchandise that is available in the market with the intention of storing it for sale, typically in future selling seasons. We generally make these purchases, referred to as packaway, in response to opportunities in the marketplace to buy merchandise that we believe has the right combination of brand, fashion, price and quality to supplement the product we expect to be available to purchase later for those future seasons. We also acquire some merchandise that we offer under in-house brands or brands that are licensed to us. We develop some of this merchandise ourselves in order to supplement the depth of, or fill gaps in, our expected merchandise assortment.

Our expansive vendor universe, which is in excess of 17,000, consists primarily of manufacturers along with retailers and other vendors, and provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue as we continue to grow. We believe a number of factors provide us excellent access on an ongoing basis to leading branded merchandise and make us an attractive channel for many vendors in the market. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we pay promptly; we generally do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges and we have financial strength and an excellent credit rating.

Inventory Management. We offer our customers a rapidly changing selection of merchandise to create a treasure hunt experience in our stores and to spur frequent customer visits. To achieve this, we seek to turn the inventory in our stores rapidly, regularly offering fresh selections of apparel and home fashions at excellent values. Our specialized inventory planning, purchasing, monitoring and markdown systems, coupled with distribution center storage, processing, handling and shipping systems, enable us to tailor the merchandise in our stores to local preferences and demographics, achieve rapid in-store inventory turnover on a vast array of products and generally sell within the period we planned. We make pricing and markdown decisions and store inventory replenishment determinations centrally, using information provided by specialized computer systems designed to move inventory through our stores in a timely and disciplined manner. Over the past several years, we have been investing in our supply chain with the goal of continuing to operate with low inventory levels, to ship more efficiently and quickly and to more precisely and effectively allocate merchandise to each store.

Pricing. Our mission is to offer brand name and designer, fashionable, quality merchandise in our stores with retail prices that are generally 20% to 60% below department and specialty store regular retail prices on comparable merchandise, every day. We do not generally engage in promotional pricing activity such as sales or coupons. We have generally been able to react to price fluctuations in the wholesale market to maintain our pricing gap relative to prices offered by traditional retailers as well as our merchandise margins through various economic cycles.

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

Customer Service/Shopping Experience. We continue to renovate and upgrade our stores across our retail banners to enhance our customers’ shopping experience and help drive sales. Although we offer a self-service format, we train our store Associates to provide friendly and helpful customer service and seek to staff our stores to deliver a positive shopping experience. We typically offer customer-friendly return policies. We accept a variety of payment methods including cash, credit cards and debit cards, and offer TJX-branded credit cards in the U.S. through a bank, but do not own the customer receivables.

Distribution. We operate distribution centers encompassing approximately 13 million square feet in five countries. These centers are large, highly automated and built to suit our specific, off-price business model. We ship substantially all of our merchandise to our stores through these distribution centers as well as warehouses and shipping centers operated by third parties. We shipped approximately 2.1 billion units to our stores during fiscal 2015.

Store Growth. Expansion of our business through the addition of new stores continues to be an important part of our growth strategy. The following table provides information on the store growth of our four divisions in the last two fiscal years, our growth estimates for fiscal 2016 and our estimates of the store growth potential of these divisions in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year End						Estimated Store Growth Potential
		Fiscal 2014		Fiscal 2015		Fiscal 2016 (estimated)
Marmaxx
T.J. Maxx	29,000	1,079		1,119
Marshalls	30,000	942		975
		2,021		2,094		2,164		3,000

HomeGoods	25,000	450		487		527		1,000

TJX Canada
Winners	29,000	227		234
HomeSense	24,000	91		96
Marshalls	30,000	27		38
		345		368		388		500
TJX Europe
T.K. Maxx	31,000	371		407
HomeSense	21,000	28		33
		399		440		490		975	(2)
TJX Total		3,219	(1)	3,395	(1)	3,576	(1)	5,475

(1)	Included in the TJX Total are four Sierra Trading Post stores for fiscal 2014, six Sierra Trading Post stores for fiscal 2015, and seven Sierra Trading Post stores estimated for fiscal 2016.
(2)	Reflects store growth potential for T.K. Maxx in current geographies, Austria and The Netherlands only, and for HomeSense in the United Kingdom only.

Some of our HomeGoods and Canadian HomeSense stores are co-located with one of our apparel stores in a superstore format. We count each of the stores in the superstore format as a separate store.

Revenue Information. The percentages of our consolidated revenues by geography for the last three fiscal years are as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
United States
Northeast	23%	24%	24%
Midwest	12	12	13
South (including Puerto Rico)	25	25	25
West	16	15	14
Subtotal	76	76	76
Canada	10	11	11
Europe	14	13	13
Total	100%	100%	100%

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Apparel
Clothing including footwear	57%	58%	59%
Jewelry and accessories	14	14	13
Home fashions	29	28	28
Total	100%	100%	100%

Segment Overview. We operate four main business segments. Marmaxx (T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. We also operate Sierra Trading Post (STP), an off-price Internet retailer in the U.S. that we acquired late in fiscal 2013. The results of STP are reported in our Marmaxx segment. Each of our segments has its own management, administrative, buying and merchandising organization and distribution network. More detailed information about our segments, including financial information for each of the last three fiscal years, can be found in Note H to the consolidated financial statements.

STORE LOCATIONS.

Our major chains operated stores in the following locations at the end of fiscal 2015:

United States:

	T.J. Maxx	Marshalls	HomeGoods
Alabama	22	5	3
Arizona	13	15	9
Arkansas	11	3	4
California	110	137	59
Colorado	15	8	6
Connecticut	27	24	12
Delaware	3	3	2
District of Columbia	4	3	1
Florida	81	86	44
Georgia	47	32	14
Hawaii	3	—	—
Idaho	6	1	1
Illinois	47	44	22
Indiana	23	12	5
Iowa	10	5	2
Kansas	7	5	1
Kentucky	14	5	4
Louisiana	12	10	2
Maine	9	4	3
Maryland	21	29	14
Massachusetts	51	55	25
Michigan	39	24	13
Minnesota	15	13	10
Mississippi	10	3	3
Missouri	16	15	7
Montana	5	—	—
Nebraska	4	3	2
Nevada	9	10	5
New Hampshire	16	9	6
New Jersey	36	47	30
New Mexico	3	4	1
New York	71	74	38
North Carolina	34	24	15
North Dakota	3	1	1
Ohio	43	27	14
Oklahoma	9	5	1
Oregon	10	8	4
Pennsylvania	43	37	20
Puerto Rico	9	20	6
Rhode Island	6	6	4
South Carolina	21	11	6
South Dakota	2	—	—
Tennessee	25	14	7
Texas	59	75	30
Utah	11	3	4
Vermont	5	1	1
Virginia	32	28	16
Washington	19	16	4
West Virginia	6	3	1
Wisconsin	21	7	5
Wyoming	1	1	—
Total Stores	1,119	975	487

Store counts above include the T.J. Maxx, Marshalls or HomeGoods portion of a superstore. Additionally, TJX operates six Sierra Trading Post stores: two in Colorado, one in Idaho, one in Nevada and two in Wyoming, which are not included above.

Canada:

	Winners	HomeSense	Marshalls
Alberta	28	12	3
British Columbia	31	16	4
Manitoba	6	1	2
New Brunswick	4	3	1
Newfoundland	2	1	—
Nova Scotia	9	2	2
Ontario	108	45	22
Prince Edward Island	1	—	—
Quebec	41	14	3
Saskatchewan	4	2	1
Total Stores	234	96	38

Store counts above include the Winners or HomeSense portion of a superstore.

Europe:

	T.K. Maxx	HomeSense
United Kingdom	285	33
Republic of Ireland	20	—
Germany	76	—
Poland	26	—
Total Stores	407	33

Competition. The retail apparel and home fashion business is highly competitive. We compete on the basis of factors including brand, fashion, price, quality, selection and freshness; in-store service and shopping experience; reputation and store location. We compete with local, regional, national and international department, specialty, off-price, discount, warehouse and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, through catalogues, on-line or other media.

Employees. At January 31, 2015, we had approximately 198,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees, particularly during the peak back-to-school and holiday seasons.

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

Fiscal 2013 means the fiscal year ended February 2, 2013, fiscal 2014 means the fiscal year ended February 1, 2014, fiscal 2015 means the fiscal year ended January 31, 2015 and fiscal 2016 means the fiscal year ending January 30, 2016. Unless otherwise indicated, all store information in this Item 1 is as of January 31, 2015, and references to store square footage are to gross square feet. Unless otherwise stated or the context otherwise requires, references in this Form 10-K to “TJX” and “we,” refer to The TJX Companies, Inc. and its subsidiaries.

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

While opportunistic buying, operating with lean inventory levels and frequent inventory turns are key elements of our off-price business strategy, they subject us to risks related to the pricing, quantity, mix, nature and timing of inventory flowing to our stores. Our merchants are in the marketplace frequently, as much of our merchandise is purchased for the current or immediately upcoming season, and our opportunistic buying places considerable discretion with them. Our business model expects them to react to frequently changing opportunities and trends in the market, assess the desirability and value of merchandise and generally make determinations of how and what we source as well as when we source it. If we do not obtain the right fresh, desirable merchandise at the right times, quantities and prices, it could adversely affect customer traffic as well as our sales and margins.

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

If we are unable to generally purchase inventory at prices sufficiently below prices paid by conventional retailers, we may not be able to maintain an overall pricing differential to regular department and specialty stores, and our ability to attract customers and sustain our margins may be adversely affected. We may not achieve this at various times or in some divisions or geographies, which could adversely affect our results.

We must also properly execute our inventory management strategy of delivering the right product to the right stores at the right time. We need to appropriately allocate merchandise among our stores, timely and efficiently distribute inventory to stores, maintain an appropriate mix and level of inventory in each store, appropriately change the allocation of floor space of stores among product categories to respond to customer demand and effectively manage pricing and markdowns. If we are not able to do so, our ability to attract and retain customers and our results could be adversely affected.

In addition to our own execution, we may need to react to factors affecting inventory flow that are outside our control, discussed further below, such as adverse weather and natural disasters or other changes in conditions affecting our vendors and others in our supply chain, such as political instability, labor issues, including strikes or threats of strikes, or increasing cost of regulations. If we are not able to adjust appropriately to such factors, our inventory management may be affected, which could impact our performance and our relationship with our customers.

Failure to continue to expand our business and operations successfully or to manage our substantial size and scale effectively could adversely affect our financial results.

Our growth strategy includes successfully expanding our off-price model within our current markets and into new geographic regions, product lines, businesses and channels and, as appropriate, adding new businesses, whether by development, investment or acquisition. There are significant risks associated with our ability to continue to successfully extend our current business and to enter new businesses, including managing the implementation of this growth effectively. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may be required to increase our investment, slow our planned growth or close stores or operations, which could adversely affect our financial performance. For example, successful store growth requires us to find and lease appropriate real estate on attractive terms in each of the locations where we seek to open stores. Our ability to do so depends, among other things, on availability and selection of appropriate sites in appropriate geographies; degree of competition for sites; factors affecting costs such as real estate, construction and development costs and costs and availability of capital; and variations in or changes to zoning or other land use regulations. If we cannot lease appropriate sites on attractive terms, it could limit our ability to successfully grow in various markets or adversely affect the economics of new stores in various markets. If and when we enter new markets, we also may encounter difficulties in attracting customers, as discussed further below in the risk factor regarding customer trends and preferences. New stores may not achieve the same sales or profit levels as our existing stores and adding stores to existing markets may adversely affect our sales and profitability.

Further, our substantial size imposes demands on maintaining appropriate internal resources and third party providers to support our business effectively. These demands may increase as we grow our business, adding pressure to management and various functions across our business, including administration, merchandising, store operations, distribution and compliance and on appropriately staffing and training personnel in these areas as we grow. The large size and scale of our operations, our multiple chains in the U.S., Canada and Europe and the autonomy afforded to the chains in some aspects of the business increase the risk that our systems and practices will not be implemented appropriately throughout our Company and that information may not be appropriately shared across our operations, which risks may increase as we continue to grow, particularly as we expand into additional countries. If business information is not shared effectively, or if we are otherwise unable to manage our size or growth effectively, we may operate with decreased operational efficiency, may need to reduce our rate of expansion of one or more operations or otherwise curtail growth in one or more markets, which may adversely affect our success in executing our business goals and adversely impact our sales and results.

Failure to identify customer trends and preferences to meet customer demand in new or existing markets or channels could negatively impact our performance.

Because our success depends on our ability to meet customer demand, we work to identify customer trends and preferences on an ongoing basis and to offer inventory that meets those trends and preferences. However, doing so across our diverse merchandise categories and in the many markets in the U.S., Canada and Europe in which we do business on a timely basis is challenging. Trends and preferences in new markets may differ from what we anticipate. Although our business model allows us greater flexibility than many traditional retailers to meet consumer preferences and trends and to expand and contract merchandise categories in response to consumers’ changing tastes, we may not successfully do so, which could add difficulty in attracting new customers, retaining existing customers, encouraging frequent visits and adversely affect our results. Customers may also have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels or media (through Internet-based and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly. Meeting demand effectively involves identifying the right opportunities and making the right investments at the right time and with the right speed, among other things, and failure to do so may impact our reputation and our financial results.

If we fail to successfully implement our marketing, advertising and promotional programs, or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected.

Customer traffic and demand for our merchandise is influenced by our advertising, marketing and promotional activities, the name recognition and reputation of our chains and the location of and service offered in our stores. Although we use marketing, advertising and promotional programs to attract customers to our stores through various media including television, social media, database marketing, print and direct marketing, and through our loyalty programs, some of our competitors expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Our programs may not be effective or could require increased expenditures, which could have a material adverse effect on our revenue and results of operations. We may need to adjust these programs more quickly or have more difficulty making them effective as Internet-based and other digital or mobile communication channels and other social media rapidly evolve, and we may not successfully do so.

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

Failure to attract, train and retain quality Associates in appropriate numbers, including key Associates and management, could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, systems, distribution center and other Associates in large numbers as well as experienced buying and management personnel. Many of our Associates are in entry level or part-time positions with historically high rates of turnover. Availability and skill of Associates may differ across markets in which we do business and in new markets we enter, and we need to manage our labor needs effectively. We also need to effectively control labor costs (discussed further below in the risk factor regarding labor costs). In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development for key Associates across the company, including within our buying organization. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition in the retail industry generally and for talent in various geographic markets. If we do not continue to attract qualified individuals, train them in our business model, support their development and retain them, our performance could be adversely affected or our growth could be limited.

Labor costs, including pension and healthcare costs, and other challenges from our large workforce may adversely affect our results and profitability.

We have a large workforce, and our ability to meet our labor needs while controlling costs, including costs of providing retirement, health and other employee benefits, is subject to various factors such as unemployment levels; prevailing wage rates and minimum wage requirements; participant benefit levels; changing demographics; economic conditions; interest rate changes; economic, demographic and other actuarial assumptions; health and other insurance costs and the regulatory environment, including health care legislation, immigration law, and governmental labor and employment and employee benefits programs and requirements. Certain Associates in our distribution centers are members of unions and therefore subject us to the risk of labor actions of various kinds as well as risks and potential expenses associated with multiemployer plans, including from potential withdrawal liability and potential insolvency of other participating employers. Other Associates are members of works councils, which may subject us to additional actions or expense. In addition, any failure of third parties that perform services on our behalf to comply with immigration, employment or other laws and regulations could damage our reputation or disrupt our ability to obtain needed labor. When wage rates or benefit levels increase in a market, increasing our wages or benefits may cause our earnings to decrease, while failing to increase our wages or benefits competitively or reducing our wages or benefits, could result in a decline in our ability to attract or retain Associates or in the quality of our workforce, causing our customer service or performance to suffer, which could impact our results.

Economic conditions, on a global level or in particular markets, may adversely affect our financial performance.

Global financial markets can experience extreme volatility, disruption and credit contraction, which adversely affect global economic conditions. Turmoil in the financial and credit markets or other changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital and could adversely affect plan asset values and investment performance, and increase our pension liabilities, expenses and funding requirements with respect to company-sponsored and multiemployer pension plans. Economic conditions, both on a global level and in particular markets, including unemployment, decreased disposable income and actual and perceived wealth, energy and health care costs, interest and tax rates and policies, weakness in the housing market, volatility in capital markets, decreased credit availability, inflation and deflation, as well as political or other factors beyond our control such as threats or possibilities of war, terrorism, global or national unrest, actual or threatened epidemics, and political instability may also have significant effects on consumer confidence and spending. Consumer spending, in turn, affects retail sales. These conditions and factors could adversely affect discretionary consumer spending and, although we believe our flexible off-price model helps us react, they may adversely affect our sales, cash flows and results of operations and performance.

Compromises of our data security could materially harm our reputation and business.

In the ordinary course of our business, we collect, store, process and transmit certain information from individuals, such as our customers and Associates, including, for example, customer payment card and check information. We rely in part on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of personal and/or confidential information. As with many other companies, particularly in the retail industry, we may be subject to attempts to compromise our data security. Computer hackers may, for example, attempt to penetrate our computer systems or those of the third parties with whom we work or to whom we outsource business operations and, if successful, misappropriate customer or Associate information or confidential business information of our company. We suffered an unauthorized intrusion or intrusions into portions of our computer system that process and store information related to customer transactions, discovered late in 2006, in which we believe customer data were stolen. We have taken steps designed to further strengthen the security of our computer system and protocols and have instituted an ongoing program with respect to data security, consistent with a consent order with the Federal Trade Commission, to assess the ongoing effectiveness of our information security program and to maintain and enhance our program as appropriate. Nevertheless, there can be no assurance that we will not suffer a future data compromise, that unauthorized parties will not gain access to the information that we collect, store, process or transmit, or that any such data compromise or access will be discovered in a timely way. In addition, an Associate, contractor or third party with whom we do business or to whom we outsource business operations may fail to monitor the systems effectively, or one of those parties may misuse the personal or confidential information to which they have access, may attempt to circumvent our security measures in order to access or misappropriate such types of information or may purposefully or, through error, inadvertently cause a breach involving such information. Advances in computer and software technology and capabilities, rapid changes in the sources, methods and targets of cyber-attacks and other developments, including the increasing sophistication of cyber criminals generally, may increase the risk of such a breach.

Compromise of our data security or that of third parties with whom we do business or to whom we outsource business operations, including through cyber-attacks or other external or internal methods, failure to prevent or mitigate the loss of personal or business information and delays in detecting any such compromise or loss could disrupt our operations, damage our reputation and customers’ willingness to shop in our stores, impact our ability to attract and retain customers, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Failure to operate information systems and implement new technologies effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information systems, including data centers, hardware and software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to plan and track inventory flow, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Supporting these systems requires a number of resources, including effective and qualified internal teams. As we grow and as our systems evolve, we must continue to hire, train, manage and retain these teams in an effective way. Our computer systems and the third-party systems we rely on are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses or malware; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and design or usage errors by our Associates or contractors. Although we seek to maintain our systems effectively, manage our team of internal and third party resources effectively and successfully address the risk of compromises of the integrity, security and consistent operations of our systems, we may not be successful in doing so. Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.

We modify, update, and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to global systems; integrating new service providers, and adding enhanced or new functionality, such as for cloud computing technologies and for the continued operation and development of our e-commerce businesses; and adding new systems when we acquire new businesses. We also modify and change our procedures for, and add and change vendors and internal teams who assist us with designing, implementing and maintaining our systems. Although we believe we are diligent in selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, with new or changed relationships and with changes from acquisitions, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems and diversion to internal teams’ attention as the changes are implemented. Potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new elements of our systems and its infrastructure could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our websites, particularly our e-commerce sites, could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption. The efficient operation and successful growth of our business depends upon our information systems, including our ability to operate and maintain them effectively, to select appropriate internal teams and vendors to maintain or enhance them and to select and implement appropriate new technologies, systems, controls, hardware, software and applications and adequate disaster recovery systems successfully. The failure of our information systems and the third party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby harm our profitability.

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

As our business is subject to seasonal influences, a decrease in sales or margins, a severe disruption or other significant event that impacts the business could have a disproportionately adverse effect on our operating results if it occurs during the second half of the year.

Our business is subject to seasonal influences; we generally realize higher levels of sales and income in the second half of the year, which includes the back-to-school and year-end holiday seasons. Any decrease in sales or margins or any significant adverse event during this period could have a disproportionately adverse effect on our results of operations.

Damage to our corporate reputation or those of our retail banners could adversely affect our sales and operating results.

We believe that building the brand reputation of our retail banners is important to our continuing success, and we work to build relationships with our customers through traditional and social media and other advertising and promotional activities. These relationships and our reputation is based, in part, on perceptions of subjective qualities, so incidents involving us, merchandise that we carry or our industry more generally that erode trust or confidence could adversely affect our reputation and our business, particularly if the incidents result in rapid or significant adverse publicity or governmental inquiry. Similarly, information about us, our retail banners and the merchandise we sell, including our licensed or owned brands, publicized through traditional or social media platforms and similar venues, including blogs, websites, and other forums for Internet-based communications that allow individuals almost immediate access to a broad audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is unverified or inaccurate. The reputation of our company and our retail banners may be damaged by adverse events at the corporate level or at our retail banners. Damage to the reputation of our company and our banners could result in declines in customer loyalty and sales, affect our vendor relationships, development opportunities and Associate retention and otherwise adversely affect our business.

Issues with merchandise quality or safety could damage our reputation, sales and financial results.

Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we sell to consumers. Regulations and standards in this area, including those related to the U.S. Consumer Product Safety Improvement Act of 2008, state regulations like California’s Proposition 65, and similar legislation in other countries in which we operate, impose restrictions and requirements on the merchandise we sell in our stores and through e-commerce. These regulations change from time to time and new federal, state, provincial or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. If we or our merchandise vendors are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our financial results. We rely on our vendors to provide quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their obligations to do so. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the quality and safety of merchandise, particularly with food, bath and body and children’s products, and issues with the genuineness of merchandise, or customer concerns about such issues, regardless of our fault, could cause damage to our reputation and could result in lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results.

Our expanding international operations may expose us to risks inherent in operating in new countries.

We have a significant retail presence in Canada and in countries in Europe and have established buying offices around the world, and our goal is to continue to expand our operations into international markets in the future (such as continued expansion in Europe). It can be costly and complex to establish, develop and maintain international operations and promote business in new international jurisdictions, which may differ significantly from the U.S. and other countries in which we currently operate. In addition to facing risks similar to our U.S. and current international operations, such as with regulations such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there are additional risks inherent in opening operations in new countries, such as understanding the retail climate and trends, local customs and competitive conditions; complying with relevant laws, rules and regulations; and developing the appropriate infrastructure for local operations. There are also financial risks associated with international operations, including currency exchange fluctuations and adverse tax consequences or limitations on the repatriation and investment of funds outside of the country where earned, which could have an adverse impact on our operations, profitability or liquidity. Complying with applicable laws and our own internal policies may require us to spend additional time and resources to implement new procedures and financial controls, conduct audits, train Associates and third parties on our compliance methods or take other actions, which could adversely impact our operations.

We are subject to risks associated with importing merchandise from other countries.

Many of the products sold in our stores are sourced by our vendors and, to a lesser extent, by us, in many countries outside of the country where the stores are located, particularly southeastern Asia. Where we are the importer of record, we may be subject to regulatory or other requirements similar to those imposed upon the manufacturer of such products. We are subject to the various risks of importing merchandise from other countries and purchasing product made in other countries, such as:

—	potential disruptions in manufacturing, logistics and supply;

—	changes in duties, tariffs, trade restrictions, quotas and voluntary export restrictions on imported merchandise;

—	transport capacity and costs;

—	information technology challenges;

—	problems in third-party distribution and warehousing and other interruptions of the supply chain;

—	strikes, threats of strikes and other events affecting delivery;

—	consumer perceptions of the safety of imported merchandise;

—	product and international trade compliance with laws and regulations of the destination country;

—	product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;

—	concerns about human rights, working conditions and other labor rights and conditions in countries where merchandise is produced or about transparent sourcing and supply chains;

—

compliance with laws and regulations including changing labor, environmental and other laws in those countries and those concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

—	exposure for product warranty and intellectual property issues;

—	currency exchange rates, financial or economic instability; and

—	political or other issues in countries from or through which merchandise is imported.

These and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to operating in non-U.S. jurisdictions and importing merchandise, there can be no assurance that contractors, agents, vendors or other third parties with whom we do business or to whom we outsource business operations will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our reputation, operations or operating results.

Our results may be adversely affected by reduced availability or increases in the price of oil or other fuels, raw materials and other commodities.

Energy and fuel costs have fluctuated dramatically and in the past, had significant cost increases, particularly the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we typically implement a hedging strategy designed to manage a portion of our transportation costs, that strategy may not be effective or sufficient and increases in oil and gasoline prices could adversely affect consumer spending and demand for our products and increase our operating costs, which could have an adverse effect on our performance. Increased regulation related to environmental costs, including cap and trade or other emissions management systems could also adversely affect our costs of doing business, including utility costs, transportation and logistics. Similarly, other commodity prices can fluctuate dramatically, such as the cost of cotton and synthetic fabrics, which at times have risen significantly. Such increases can increase the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.

Fluctuations in currency exchange rates may lead to lower revenues and earnings.

Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and changes in currency exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in currency exchange rates have had and are expected to continue to have a significant impact on our consolidated and segment results from time to time. Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When exchange rates change significantly in a short period, as they did in fiscal 2015, it can be difficult for us to adjust retail prices accordingly, and gross margin can be adversely affected. In addition, a significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which our stores are located, could be significant.

Additionally, we routinely enter into inventory-related derivative instruments to mitigate the impact of currency exchange rates on merchandise margins of merchandise purchases by our divisions denominated in currencies other than their local currencies. In accordance with GAAP, we evaluate the fair value of these derivative instruments and make mark-to-market adjustments at the end of each accounting period. These adjustments are of a much greater magnitude when there is significant volatility in currency exchange rates, as there was in fiscal 2015, and may have a significant impact on our earnings.

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

Our operating results have fluctuated from quarter to quarter at points in the past, and they may do so in the future. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our share price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. Most of our operating expenses, such as rent expense and Associate salaries, do not vary directly with the amount of our sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below our expectations for that quarter, we generally are not able to proportionately reduce operating expenses for that quarter, resulting in a disproportionate effect on our net income for the quarter. We maintain a forecasting process that seeks to project sales and align expenses. If we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our financial performance could be adversely affected. In addition, if we do not repurchase the number of shares we contemplated pursuant to our stock repurchase programs, our earnings per share may be adversely affected.

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

We are subject to federal, state, provincial, regional and local laws, rules and regulations in the United States and other countries, any of which may change from time to time, as well as orders and assurances. These legal, regulatory and administrative requirements collectively affect multiple aspects of our business, from the cost of providing health care and retirement benefits, workforce management, logistics, marketing, import/export, sourcing and manufacturing, data protection and others. If we fail to comply with these laws, rules, regulations and orders, we may be subject to judgments, fines or other costs or penalties, which could materially adversely affect our operations and our financial results and condition. Further, applicable accounting principles and interpretations may change from time to time, and the changes could have material effects on our reported financial results and condition.

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

We are involved, or may in the future become involved, in legal proceedings, regulatory reviews, audits and other legal matters. These may involve inquiries, investigations, lawsuits and other proceedings by local, provincial, state and federal governmental entities (in the United States and other countries) and private plaintiffs, including with respect to tax, escheat, whistleblower claims, employment and employee benefits including classification, employment rights, discrimination, wage and hour and retaliation, securities, disclosure, real estate, tort, consumer protection, privacy, product safety, advertising, and intellectual property. There continue to be a number of employment-related lawsuits, including putative class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, litigation can be both time-consuming and disruptive to our operations and may cause significant expense and diversion of management attention. Legal and regulatory proceedings and investigations could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.

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

In addition, we are subject to the continuous examination of our tax returns and reports by federal, state, provincial and local tax authorities in the U.S. and foreign countries, and the examining authorities may challenge positions we take. We are engaged in various proceedings, which are at various stages, with such authorities with respect to assessments, claims, deficiencies and refunds. We regularly assess the likely outcomes of these proceedings to determine the adequacy and appropriateness of our provision for income taxes, and increase and decrease our provision as a result of these assessments. However, the developments in and actual results of proceedings or the result of rulings by or settlements with tax authorities and courts or due to changes in facts, law or legal interpretations, expiration of applicable statutes of limitations or other resolutions of tax positions could differ from the amounts we have accrued for such proceedings in either a positive or a negative manner, which could materially affect our effective income tax rate in a given financial period, the amount of taxes we are required to pay and our results of operations. In addition, we are subject to tax audits and examinations for payroll, value added, sales-based and other taxes relating to our businesses.

Our real estate leases generally obligate us for long periods, which subjects us to financial risks.

We lease virtually all of our store locations, generally for an initial term of ten years, with options to renew the term, and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate, which can adversely affect our results as, for example, was the case in the closures of various of our former operations. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign leases or sublease space to third parties, we can remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when the lease term for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms.

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

We lease virtually all of our over 3,300 store locations, generally for 10-year terms with options to extend the lease term for one or more 5-year periods in the U.S. and Canada, and 10 to 15-year terms in Europe, some of which have options to extend. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified payments.

The following is a summary of our primary owned and leased distribution centers and primary administrative office locations as of January 31, 2015. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied.

DISTRIBUTION CENTERS

Marmaxx
T.J. Maxx	Worcester, Massachusetts	494,000 s.f.—owned
	Evansville, Indiana	989,000 s.f.—owned
	Las Vegas, Nevada	713,000 s.f.—owned
	Charlotte, North Carolina	595,000 s.f.—owned
	Pittston Township, Pennsylvania	1,017,000 s.f.—owned

Marshalls	Decatur, Georgia	780,000 s.f.—owned
	Woburn, Massachusetts	472,000 s.f.—leased
	Bridgewater, Virginia	562,000 s.f.—leased
	Philadelphia, Pennsylvania	1,001,000 s.f.—leased
	Phoenix, Arizona	1,139,000 s.f.—owned

HomeGoods	Brownsburg, Indiana	805,000 s.f.—owned
	Bloomfield, Connecticut	803,000 s.f.—owned
	Jefferson, Georgia	801,000 s.f.—owned

TJX Canada	Brampton, Ontario	506,000 s.f.—leased
	Mississauga, Ontario	679,000 s.f.—leased

TJX Europe	Wakefield, England	176,000 s.f.—leased
	Stoke, England	261,000 s.f.—leased
	Walsall, England	274,000 s.f.—leased
	Bergheim, Germany	322,000 s.f.—leased
	Wroclaw, Poland	303,000 s.f.—leased

OFFICE SPACE

Corporate, Marmaxx, HomeGoods	Framingham and Marlborough, Massachusetts	1,672,000 s.f. – owned in several buildings
TJX Canada	Mississauga, Ontario	198,000 s.f.—leased
TJX Europe	Watford, England	154,000 s.f.—leased
	Dusseldorf, Germany	29,000 s.f.—leased

Sierra Trading Post owns a 468,000 square foot facility in Cheyenne, Wyoming which houses its administrative offices and fulfillment center operations.

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

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low sale prices for our common stock for fiscal 2015 and fiscal 2014 are as follows:

	Fiscal 2015		Fiscal 2014
Quarter	High	Low	High	Low
First	$62.37	$55.82	$49.71	$43.43
Second	$59.95	$51.91	$54.08	$48.71
Third	$64.20	$52.76	$61.29	$50.31
Fourth	$69.84	$59.69	$64.38	$56.47

The approximate number of common shareholders at January 31, 2015 was 132,600.

Our Board of Directors declared four quarterly dividends of $0.175 per share for fiscal 2015 and $0.145 per share for fiscal 2014. While our dividend policy is subject to periodic review by our Board of Directors, we are currently planning to pay a $0.21 per share quarterly dividend in fiscal 2016, subject to declaration and approval by our Board of Directors, and currently intend to continue to pay comparable dividends in the future.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2015 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 2, 2014 through November 29, 2014	2,005,940	$63.56	2,005,940	$1,594,150,483
November 30, 2014 through January 3, 2015	2,331,451	$66.48	2,331,451	$1,439,150,544
January 4, 2015 through January 31, 2015	1,861,092	$67.16	1,861,092	$1,314,150,583
Total:	6,198,483		6,198,483

(1)	Repurchased under publicly announced stock repurchase programs.

(2)	Includes commissions for the shares repurchased under stock repurchase programs.

(3)

During the third quarter of fiscal 2015, TJX completed the $1.5 billion program announced in February 2013 and initiated a $2.0 billion stock repurchase program announced in February 2014. Under this program, we repurchased a total of 10.8 million shares (including 6.2 million in the fourth quarter) at a cost of $686 million in fiscal 2015 and as of January 31, 2015 approximately $1.3 billion remained available for purchase. Additionally, on February 25, 2015, we announced our 16th stock repurchase program authorizing an additional $2.0 billion in repurchases from time to time.

ITEM 6. Selected Financial Data

Dollars in millions	Fiscal Year Ended January
except per share amounts	2015	2014	2013	2012	2011
			(53 Weeks)
Income statement and per share data:
Net sales	$29,078	$27,423	$25,878	$23,191	$21,942
Income from continuing operations	$2,215	$2,137	$1,907	$1,496	$1,340
Weighted average common shares for diluted earnings per share calculation (in thousands)(1)	703,545	726,376	747,555	773,772	812,826
Diluted earnings per share from continuing operations(1)	$3.15	$2.94	$2.55	$1.93	$1.65
Cash dividends declared per share(1)	$0.70	$0.58	$0.46	$0.38	$0.30
Balance sheet data:
Cash and cash equivalents	$2,494	$2,150	$1,812	$1,507	$1,742
Working capital	$2,785	$2,550	$1,951	$2,069	$1,966
Total assets	$11,128	$10,201	$9,512	$8,282	$7,972
Capital expenditures	$912	$947	$978	$803	$707
Long-term obligations(2)	$1,624	$1,274	$775	$785	$788
Shareholders’ equity	$4,264	$4,230	$3,666	$3,209	$3,100
Other financial data:
After-tax return (continuing operations) on average shareholders’ equity	52.2%	54.1%	55.5%	47.4%	44.7%
Total debt as a percentage of total capitalization(3)	27.6%	23.2%	17.4%	19.7%	20.3%
Stores in operation:
In the United States:
T.J. Maxx	1,119	1,079	1,036	983	923
Marshalls	975	942	904	884	830
Sierra Trading Post	6	4	4	—	—
HomeGoods	487	450	415	374	336
A.J. Wright(4)	—	—	—	—	142
In Canada:
Winners	234	227	222	216	215
HomeSense	96	91	88	86	82
Marshalls	38	27	14	6	—
In Europe:
T.K. Maxx	407	371	343	332	307
HomeSense	33	28	24	24	24
Total	3,395	3,219	3,050	2,905	2,859
Selling square footage (in thousands):
In the United States:
T.J. Maxx	25,461	24,712	23,894	22,894	21,611
Marshalls	23,715	23,092	22,380	22,042	20,912
Sierra Trading Post	122	83	83	—	—
HomeGoods	9,537	8,865	8,210	7,391	6,619
A.J. Wright(4)	—	—	—	—	2,874
In Canada:
Winners	5,310	5,196	5,115	5,008	4,966
HomeSense	1,824	1,748	1,698	1,670	1,594
Marshalls	914	666	363	162	—
In Europe:
T.K. Maxx	9,109	8,383	7,830	7,588	7,052
HomeSense	545	464	411	402	402
Total	76,537	73,209	69,984	67,157	66,030

(1)	Fiscal 2011 has been adjusted to reflect the two-for-one stock split effected in February 2012.

(2)	Includes long-term debt, exclusive of current installments and capital lease obligation, less portion due within one year.

(3)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligation, including current maturities.

(4)	As a result of the consolidation of the A.J. Wright chain, all A.J. Wright stores ceased operations by the end of February 2011.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows relates to our 52-week fiscal years ended January 31, 2015 (fiscal 2015) and February 1, 2014 (fiscal 2014) and our 53-week fiscal year ended February 2, 2013 (fiscal 2013).

OVERVIEW

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,300 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX Europe (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe). We also operate Sierra Trading Post (STP), a leading off-price Internet retailer that we acquired in late fiscal 2013, which operates sierratradingpost.com and six stores in the U.S. The results of STP have been reported with the Marmaxx segment.

Fiscal 2015 was another successful year for TJX as we posted solid gains in net sales and earnings per share on top of strong increases in both fiscal 2014 and fiscal 2013. We continued to generate strong cash flows, allowing us to return value to our shareholders through cash dividends and share repurchases, while continuing to reinvest in our business by adding new stores, remodeling existing ones and strengthening our infrastructure to support our next level of growth. In fiscal 2016, we announced an initiative to raise wages for our U.S. full- and part-time hourly store associates to at least $9.00 per hour beginning in June 2015.

Highlights of our financial performance for fiscal 2015 include the following:

—

Same store sales increased 2% in fiscal 2015 over an increase of 3% in fiscal 2014 and an increase of 7% in fiscal 2013. The fiscal 2015 increase was driven by increases in the value of the average transaction and in customer traffic.

—

Net sales increased to $29.1 billion for fiscal 2015, up 6% over the same period last year. Net sales increased to $27.4 billion for fiscal 2014, up 6% over the 53-week fiscal period in fiscal 2013. At January 31, 2015, the number of stores in operation and selling square footage increased 5% over the end of fiscal 2014.

—

Earnings per share for fiscal 2015 were $3.15 per diluted share compared to $2.94 per diluted share in fiscal 2014. Fiscal 2015 earnings per share reflect a charge of $0.01 from a loss on early extinguishment of debt. Diluted earnings per share for fiscal 2014 included an $0.11 per share benefit resulting from tax benefits recognized in the third quarter.

—

Our fiscal 2015 pre-tax margin (the ratio of pre-tax income to net sales) was 12.2%, a 0.1 percentage point increase compared to our fiscal 2014 pre-tax margin. The loss on early extinguishment of debt reduced pre-tax margin by 0.1 percentage point in fiscal 2015.

—	Our cost of sales ratio for fiscal 2015 was 71.5%, flat compared to the fiscal 2014 ratio. Merchandise margins were slightly up in fiscal 2015.

—	Our selling, general and administrative expense ratio for fiscal 2015 decreased 0.2 percentage points from 16.3% in fiscal 2014 to 16.1%.

—

Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, were up 3% at the end of fiscal 2015.

—

During fiscal 2015, we repurchased 27.7 million shares of our common stock for $1.7 billion. Earnings per share reflect the benefit of the stock repurchase program. In January 2015, our Board of Directors authorized our 16th stock repurchase program for an additional $2 billion.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for fiscal 2015 totaled $29.1 billion, a 6% increase over $27.4 billion in fiscal 2014. The increase reflected a 4% increase from new stores and a 2% increase from same store sales. Foreign currency exchange rates and e-commerce sales had an immaterial impact on fiscal 2015 net sales growth. Consolidated net sales for fiscal 2014 totaled $27.4 billion, a 6% increase over $25.9 billion in fiscal 2013. The increase reflected a 4% increase from new stores, a 3% increase from same store sales and a 1% increase from STP, offset by a 2% decrease attributable to the 53rd week included in fiscal 2013. Foreign currency exchange rates had an immaterial impact on fiscal 2014 net sales.

Same store sales increases in the U.S. for fiscal 2015 were driven by increases in the value of the average transaction and customer traffic. In fiscal 2015, within apparel, sales from jewelry and accessories and activewear performed particularly well, as did home fashions. Geographically, in the U.S., sales were strongest in the Southeast and Southwest. Same store sales increases at TJX Europe and TJX Canada were above the consolidated average.

Same store sales increases in the U.S. for fiscal 2014 were driven by an increase in average ticket as well as a slight increase in customer traffic. We believe unfavorable weather in many regions where we operate had a negative impact on sales during the first and fourth quarters of fiscal 2014. Sales from jewelry and accessories, and home fashions performed particularly well in fiscal 2014. Geographically, same store sales increases in the U.S. were strongest in the West Coast and Florida. Same store sales increases at TJX Europe were above the consolidated average while TJX Canada was below the consolidated average.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. The sales of Sierra Trading Post, tjmaxx.com and tkmaxx.com are not included in same store sales. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance. We define customer traffic to be the number of transactions in stores included in the same store sales calculation and define average ticket to be the average retail price of the units sold. We define average transaction or average basket to be the average dollar value of transactions included in the same store sales calculation.

The following table sets forth our consolidated operating results from continuing operations as a percentage of net sales:

	Percentage of Net Sales Fiscal Year 2015	Percentage of Net Sales Fiscal Year 2014	Percentage of Net Sales Fiscal Year 2013
Net sales	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.5	71.5	71.6
Selling, general and administrative expenses	16.1	16.3	16.4
Loss on early extinguishment of debt	0.1	—	—
Interest expense, net	0.1	0.1	0.1
Income before provision for income taxes*	12.2%	12.1%	11.9%
Diluted earnings per share	$3.15	$2.94	$2.55

*	Figures may not foot due to rounding.

Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency exchange rates affect our reported results are as follows:

—

Translation of foreign operating results into U.S. dollars: In our financial statements, we translate the operations of TJX Canada and TJX Europe from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins as a percentage of net sales, or affects them only slightly, as sales and expenses of the foreign operations are translated at essentially the same rates within a given period.

—

Inventory-related derivatives: We routinely enter into inventory-related hedging instruments to mitigate the impact on earnings of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Canada and TJX Europe. As we have not elected “hedge accounting” for these instruments as defined by U.S. generally accepted accounting principles (GAAP), we record a mark-to-market gain or loss on the derivative instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is received and paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these derivatives does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.

We discuss the effect of these foreign currency issues on our actual results throughout this discussion. As a result of the strengthening of the U.S. dollar and resulting change in foreign currency exchange rates in late fiscal 2015, if rates were to stay at or near those levels in the coming year, we expect fiscal 2016 results would be negatively impacted to a much greater extent than historically experienced.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales remained flat at 71.5% in fiscal 2015 compared to fiscal 2014, and was 71.6% in fiscal 2013. There was a slight increase in merchandise margins in fiscal 2015.

The 53rd week in fiscal 2013, which benefitted that year’s expense ratio by approximately 0.2 percentage points, impacts year-over-year comparisons. The 0.1 percentage point improvement in this ratio for fiscal 2014 was primarily due to slight expense leverage in buying and occupancy costs, as merchandise margins were comparable to the prior year.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales were 16.1% in fiscal 2015, 16.3% in fiscal 2014 and 16.4% in fiscal 2013. The reduction in this ratio is largely due to a reduction in our reserves for former operations in fiscal 2015, as well as costs incurred in fiscal 2014 relating to our home office relocations.

The improvement in this ratio for fiscal 2014 was primarily due to year-over-year favorability from a combination of items that negatively impacted the fiscal 2013 expense ratio. Fiscal 2013 included a non-cash charge for the cumulative impact of a correction to our pension accrual, a non-operating charge due to the adjustment in our reserve for former operations relating to closed stores and contributions to the TJX Foundation.

Loss on early extinguishment of debt: On July 8, 2014, we redeemed our $400 million aggregate principal amount of 4.20% notes due August 2015 and recorded a pre-tax loss on the early extinguishment of debt of $16.8 million.

Interest expense, net: The components of interest expense, net for the last three fiscal years are summarized below:

	Fiscal Year Ended
Dollars in thousands	January 31, 2015	February 1, 2014	February 2, 2013
Interest expense	$64,783	$57,084	$48,582
Capitalized interest	(9,403)	(10,993)	(7,750)
Interest (income)	(15,593)	(15,010)	(11,657)
Interest expense, net	$39,787	$31,081	$29,175

The increase in net interest expense for fiscal 2015 reflected the interest cost from the date of issuance (June 5, 2014) on the $750 million 2.75% seven-year notes. In addition, fiscal 2015 included 12 months of interest expense on the $500 million 2.50% ten-year notes, compared to fiscal 2014, which only reflected nine months of interest expense. These costs were partially offset by interest savings due to the redemption of the $400 million 4.20% notes. The reduction in capitalized interest on ongoing capital projects is partially offset by an increase in interest income driven by higher cash balances.

Income taxes: Our effective annual income tax rate was 37.6% in fiscal 2015, 35.6% in fiscal 2014 and 38.0% in fiscal 2013. The increase in the fiscal 2015 effective income tax rate, as compared to fiscal 2014, was primarily due to the impact on the fiscal 2014 income tax rate from tax benefits in fiscal 2014 of approximately $80 million, which were primarily due to a reduction in our reserve for uncertain tax positions as a result of settlements with state taxing authorities and the reversal of valuation allowances against foreign net operating loss carryforwards. These benefits reduced the fiscal 2014 effective income tax rate by 1.4 percentage points and 0.8 percentage points, respectively. The decrease in the fiscal 2014 effective income tax rate as compared to fiscal 2013 was primarily due to the tax benefits described above. See Note L to the consolidated financial statements for more information relating to income taxes.

Net income and diluted earnings per share: Net income was $2.2 billion in fiscal 2015, a 4% increase over $2.1 billion in fiscal 2014, which in turn was a 12% increase over $1.9 billion in fiscal 2013. Diluted earnings per share were $3.15 in fiscal 2015, $2.94 in fiscal 2014 and $2.55 in fiscal 2013. The after-tax cost for the loss on the early extinguishment of debt in the second quarter of fiscal 2015 reduced earnings per share for fiscal 2015 by $0.01 per share. The tax benefits referred to above added $0.11 per share to net income for fiscal 2014, while the 53rd week benefited fiscal 2013 earnings per share by $0.08 per share. Foreign currency exchange rates also affected the comparability of our results. Foreign currency exchange rates had a $0.01 negative impact on earnings per share for both fiscal 2015 as compared to fiscal 2014 and fiscal 2014 as compared to fiscal 2013.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth in fiscal 2015 by 4%. We repurchased 27.7 million shares of our stock at a cost of $1.7 billion in fiscal 2015, 27.0 million shares of our stock at a cost of $1.5 billion in fiscal 2014 and 30.6 million shares of our stock at a cost of $1.3 billion in fiscal 2013.

Segment information: We operate four main business segments. Our Marmaxx (T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods segments both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. We also operate STP, an off-price Internet retailer with a small number of stores in the U.S. The results of STP have been included with our Marmaxx segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense, loss on early extinguishment of debt and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Fiscal Year Ended
Dollars in millions	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$18,687.9	$17,929.6	$17,011.4
Segment profit	$2,736.7	$2,612.7	$2,486.3
Segment profit as a percentage of net sales	14.6%	14.6%	14.6%
Increase in same store sales	1%	3%	6%
Stores in operation at end of period
T.J. Maxx	1,119	1,079	1,036
Marshalls	975	942	904
Total Marmaxx	2,094	2,021	1,940
Selling square footage at end of period (in thousands)
T.J. Maxx	25,461	24,712	23,894
Marshalls	23,715	23,092	22,380
Total Marmaxx	49,176	47,804	46,274

At January 31, 2015, STP operated six stores with a selling square footage of 122,000. At February 1, 2014 and February 2, 2013, STP operated four stores with a selling square footage of 83,000.

Net sales at Marmaxx increased 4% in fiscal 2015 as compared to fiscal 2014. The increase reflected a 3% increase from new stores and a 1% increase from same store sales. The same store sales increase of 1% in fiscal 2015 is on top of a 3% increase in the prior year. Same store sales growth at Marmaxx for fiscal 2015 was driven by an increase in the average transaction with a slight increase in customer traffic. Same store sales increases for home fashions were above the chain average while apparel overall was below the chain average. Within apparel, jewelry and accessories and activewear were well above the average. Geographically, same store sales increases were strongest in the Southeast and Southwest.

Same store sales for Marmaxx were up 3% in fiscal 2014, on top of a 6% increase in the prior year. Same store sales growth at Marmaxx for fiscal 2014 was driven by an increase in average ticket. We believe severe winter weather in many regions of the country, particularly in the fourth quarter, impacted our sales in fiscal 2014. Same store sales were above the chain average for home fashions, and while apparel overall was below the chain average, within apparel, jewelry and accessories were well above the average. Geographically, same store sales were strongest in the West Coast and Florida. In addition, in the third quarter of fiscal 2014 we launched our e-commerce site, tjmaxx.com.

Segment margin in fiscal 2015 was 14.6%, flat compared to fiscal 2014. Improvements in merchandise margin as well as a reduction in administrative costs and insurance costs as a percentage of sales were offset by the impact of our e-commerce businesses and expense deleverage, primarily occupancy costs, on the 1% same store sales growth.

Segment margin in fiscal 2014 was 14.6%, flat compared to fiscal 2013. The 53rd week increased the fiscal 2013 segment margin by approximately 0.2 percentage points. Excluding the extra week in fiscal 2013, the improvement in segment margin was primarily due to an increase in merchandise margin for fiscal 2014, despite higher markdowns taken in the fourth quarter. Fiscal 2014 segment margin was reduced by 0.2 percentage points due to the impact of our e-commerce businesses but this decline in margin was largely offset by the benefit of some expense leverage and reduced incentive compensation costs as compared to the prior year.

In fiscal 2016, we expect to open approximately 70 new Marmaxx stores (net of closings) and increase selling square footage by approximately 3%.

HomeGoods

	Fiscal Year Ended
Dollars in millions	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$3,414.4	$2,993.7	$2,657.1
Segment profit	$463.2	$386.5	$324.6
Segment profit as a percentage of net sales	13.6%	12.9%	12.2%
Increase in same store sales	7%	7%	7%
Stores in operation at end of period	487	450	415
Selling square footage at end of period (in thousands)	9,537	8,865	8,210

HomeGoods’ net sales increased 14% in fiscal 2015 compared to fiscal 2014, on top of a 13% increase in fiscal 2014 when compared to fiscal 2013. The increase in fiscal 2015 reflected a 7% increase from new stores and a 7% increase from same store sales. The same store sales increase of 7% in fiscal 2015 is on top of a same store sales increase of 7% in fiscal 2014. Same store sales growth in both fiscal 2015 and 2014 was driven by an increase in the value of the average transaction along with an increase in customer traffic.

Segment profit margin for fiscal 2015 was 13.6%, up from 12.9% for fiscal 2014. The increase was driven by expense leverage on the 7% same store sales increase, (primarily buying and occupancy costs, and administrative costs,) as well as an increase in merchandise margins. Segment profit margin for fiscal 2014 was 12.9%, up from 12.2% for fiscal 2013. The increase in fiscal 2014 was driven by expense leverage on the 7% same store sales increase, particularly buying and occupancy costs. The 53rd week increased the fiscal 2013 segment margin by approximately 0.2 percentage points.

In fiscal 2016, we plan a net increase of 40 HomeGoods stores and plan to increase selling square footage by approximately 8%.

International Segments:

TJX Canada

	Fiscal Year Ended
U.S. Dollars in millions	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$2,883.9	$2,877.8	$2,926.0
Segment profit	$393.6	$405.4	$414.9
Segment profit as a percentage of net sales	13.6%	14.1%	14.2%
Increase in same store sales	3%	0%	5%
Stores in operation at end of period
Winners	234	227	222
HomeSense	96	91	88
Marshalls	38	27	14
Total	368	345	324
Selling square footage at end of period (in thousands)
Winners	5,310	5,196	5,115
HomeSense	1,824	1,748	1,698
Marshalls	914	666	363
Total	8,048	7,610	7,176

Net sales for TJX Canada in fiscal 2015 were essentially flat compared to fiscal 2014. While net sales reflected a 4% increase from new stores and a 3% increase from same store sales, these were offset by currency translation that negatively impacted sales growth by 7%. The same store sales increase of 3% in fiscal 2015 was driven by an increase in the value of the average transaction along with an increase in customer traffic. Same store sales were flat in fiscal 2014. Net sales for TJX Canada decreased 2% in fiscal 2014 as compared to fiscal 2013. Currency translation negatively impacted sales growth by 4 percentage points in fiscal 2014, as compared to the same period in the prior year. Same store sales increased 5% in fiscal 2013.

Segment profit margin decreased 0.5 percentage points to 13.6% in fiscal 2015. The decrease in segment margin was due to a decrease in merchandise margins and the unfavorable impact of mark-to-market adjustment on inventory-related derivatives, which collectively reduced segment margin by 0.8 percentage points. The decrease in merchandise margin was driven by changes in currency exchange rates which increased TJX Canada’s cost of merchandise purchased in U.S. dollars. We expect this increase in the cost of merchandise purchased with U.S. dollars will likely continue into fiscal 2016 based on the recent trend in currency exchange rates. The decline in the fiscal 2015 segment margin was partially offset by expense leverage on same store sales, particularly buying and occupancy costs, along with a reduction in advertising costs as a percentage of sales.

Segment profit margin decreased 0.1 percentage points to 14.1% in fiscal 2014. The decrease in segment margin was due to expense deleverage on the flat same store sales, particularly occupancy and administrative costs and the absence of the 53rd week which benefited fiscal 2013 segment margin by 0.2 percentage points. These factors more than offset the year-over-year favorable impact of the mark-to-market adjustment on inventory-related derivatives of $14 million and an increase in merchandise margin.

In fiscal 2016, we plan a net increase of approximately 20 stores in Canada and plan to increase selling square footage by approximately 4%.

TJX Europe

	Fiscal Year Ended
U.S. Dollars in millions	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$4,092.3	$3,621.6	$3,283.9
Segment profit	$337.4	$275.5	$215.7
Segment profit as a percentage of net sales	8.2%	7.6%	6.6%
Increase in same store sales	3%	6%	10%
Stores in operation at end of period
T.K. Maxx	407	371	343
HomeSense	33	28	24
Total	440	399	367
Selling square footage at end of period (in thousands)
T.K. Maxx	9,109	8,383	7,830
HomeSense	545	464	411
Total	9,654	8,847	8,241

Net sales for TJX Europe increased 13% in fiscal 2015 to $4.1 billion compared to $3.6 billion in fiscal 2014 on top of a 10% increase in fiscal 2014 compared to fiscal 2013. The increase in fiscal 2015 reflected an 8% increase from new store sales, 3% from same store sales and a 2% favorable impact from currency translation. The fiscal 2015 same store sales increase of 3% compares to an increase of 6% in fiscal 2014 and a 10% increase in fiscal 2013. The increase in same store sales for fiscal 2015 was driven by an increase in the value of the average transaction along with an increase in customer traffic. Net sales for TJX Europe increased 10% in fiscal 2014 to $3.6 billion compared to $3.3 billion in fiscal 2013. Currency translation had an immaterial impact on fiscal 2014 sales growth.

Segment profit increased 22% to $337.4 million for fiscal 2015, and segment profit margin increased to 8.2% compared to 7.6% in fiscal 2014. The improvement in segment margin was primarily due to an increase in merchandise margins and expense leverage on same store sales, particularly buying and occupancy costs. The increase in segment margin was also largely due to the positive impact of the mark-to-market adjustment on inventory-related derivatives. These margin improvements were partially offset by an increase in store payroll costs as a percentage of sales as well as investments in talent and research to open stores in two new countries in fiscal 2016.

Segment profit increased 28% to $275.5 million for fiscal 2014, and segment margin increased to 7.6%. The improvement in segment margin was due primarily to expense leverage on strong same store sales, particularly buying and occupancy costs and a lower incentive compensation accrual. The mark-to-market adjustment on inventory-related derivatives had a negative impact of 0.3 percentage points and the 53rd week in fiscal 2013 had a negative impact of 0.2 percentage points on the year-over-year comparison of segment margin for fiscal 2014.

We expect to add approximately 50 stores (net of closings) in Europe in fiscal 2015 and plan to increase selling square footage by approximately 10%.

General Corporate Expense:

	Fiscal Year Ended
Dollars in millions	January 31, 2015	February 1, 2014	February 2, 2013
General corporate expense	$324.4	$329.5	$335.0

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses. Overall general corporate expense in fiscal 2015 decreased slightly from the prior year. This decrease reflects a favorable adjustment to our reserve for former operations in fiscal 2015 as well as costs incurred in fiscal 2014 relating to our home office relocations. These reductions in general corporate expense were partially offset by an increase in stock compensation expense and higher contributions to the TJX Foundation.

General corporate expense for fiscal 2014 decreased slightly from the prior year primarily due to the absence in fiscal 2014 of approximately $56 million of costs incurred in fiscal 2013. Fiscal 2013 included contributions to the TJX Foundation, an adjustment to our reserve for former operations and the acquisition costs of STP. This decline in general corporate expense was largely offset by increases in systems and technology costs, stock compensation and costs relating to our home office relocations.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities: Net cash provided by operating activities was $3,008 million in fiscal 2015, $2,600 million in fiscal 2014 and $3,056 million in fiscal 2013. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.

Operating cash flows for fiscal 2015 increased $408 million compared to fiscal 2014. Net income plus the non-cash impact of depreciation provided cash of $2,804 million in fiscal 2015 compared to $2,686 million in fiscal 2014, an increase of $118 million. The change in the deferred income tax provision, which was driven by the tax treatment of the voluntary contributions to our funded pension plan of $150 million in fiscal 2015, favorably impacted fiscal 2015 operating cash flows by $50 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $47 million in fiscal 2015, compared to a use of cash of $117 million in fiscal 2014, favorably impacting year-over-year cash flows by $70 million. The cash flow impact of the change in inventory and accounts payable was driven by the timing of receipt and payment of merchandise purchases. The improvement in operating cash flows in fiscal 2015 as compared to fiscal 2014 reflects an increase in the receipt of merchandise later in the fourth quarter that will be paid for in the following fiscal year. The change in accrued expenses and other liabilities favorably impacted cash flows by $21 million in fiscal 2015 versus an unfavorable impact of $30 million in fiscal 2014. This favorable impact of $51 million in year-over-year cash flows from operations was driven by last year’s payment of approximately $80 million for settlements with tax authorities reducing our fiscal 2014 reserve for uncertain tax positions. Additionally, operating cash flows increased by $122 million year-over-year due to the change in income taxes payable and recoverable which is largely driven by the increase in the current tax provision.

Operating cash flows for fiscal 2014 decreased $456 million compared to fiscal 2013. Net income plus the non-cash impact of depreciation provided cash of $2,686 million in fiscal 2014 compared to $2,416 million in fiscal 2013, an increase of $270 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $117 million in fiscal 2014, compared to a source of cash of $239 million in fiscal 2013. This unfavorable impact of $356 million in year-over-year cash flow from operations was primarily due to the timing of the receipt and payment of year-end inventory. The change in accrued expenses and other liabilities unfavorably impacted operating cash flows by $30 million in fiscal 2014 versus a favorable impact of $269 million in fiscal 2013. This unfavorable impact of $299 million in year-over-year cash flow from operations reflects the change in accrued incentive compensation and a reduction in our reserve for uncertain tax positions as the result of a settlement with tax authorities. Additionally, operating cash flows decreased by $165 million year-over-year due to the change in income taxes payable, which was partially offset by an increase in operating cash flows of $81 million from the change in accounts receivable and prepaid expenses and other current assets.

We have a reserve for the remaining future obligations of operations we have closed, sold or otherwise disposed of including, among others, Bob’s Stores and A.J. Wright. The majority of these obligations relate to real estate leases associated with these operations. The reserve balance was $14.6 million at January 31, 2015 and $31.4 million at February 1, 2014. The cash flows required to satisfy obligations of former operations are classified as a reduction in cash provided by operating activities. See Note C to the consolidated financial statements for more information.

Investing activities: Our cash flows for investing activities include capital expenditures for the last three fiscal years as set forth in the table below:

	Fiscal Year Ended
In millions	January 31, 2015	February 1, 2014	February 2, 2013
New stores	$201.5	$185.4	$170.7
Store renovations and improvements	266.8	308.0	282.7
Office and distribution centers	443.2	453.3	524.8
Capital expenditures	$911.5	$946.7	$978.2

We expect that we will spend approximately $975 million on capital expenditures in fiscal 2016, including approximately $487 million for our offices and distribution centers (including buying and merchandising systems and information systems) to support growth, $277 million for store renovations and $211 million for new stores. We plan to fund these expenditures through internally generated funds.

In fiscal 2015, we purchased $431 million of investments, compared to $497 million in fiscal 2014. Additionally, $388 million of such investments were sold or matured during fiscal 2015 compared to $395 million last year. This activity primarily relates to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.

We have entered into a lease agreement for the construction and occupancy of a new home office facility in Canada. We are deemed the owner of the construction project for accounting purposes and therefore the construction costs incurred to date by the lessor of $60.7 million are included as a construction in progress asset along with a related liability of the same amount on our balance sheet. The asset is included in “land and buildings” and the liability is included in “other long-term liabilities.” See Note M to the consolidated financial statements for more information.

Financing activities: Cash flows from financing activities resulted in net cash outflows of $1,560 million in fiscal 2015, $1,144 million in fiscal 2014 and $1,476 million in fiscal 2013.

In June 2014, we issued $750 million aggregate principal amount of 2.75% seven-year notes generating proceeds, net of debt issuance expenses and fees, of $743 million. In July 2014, we used a portion of the proceeds from the 2.75% seven-year notes to redeem the $400 million aggregate principal amount of 4.20% notes paying $416 million to the note holders for the present value of principal and future remaining interest payments due on the notes. In fiscal 2014, we issued $500 million of 2.5% ten-year notes generating proceeds, net of debt issuance expenses and fees, of $495 million. See Note K to the consolidated financial statements for more information.

TJX repurchased and retired 27.7 million shares of its common stock at a cost of $1.7 billion during fiscal 2015, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. Under our stock repurchase programs, we spent $1,651 million to repurchase 27.6 million shares of our stock in fiscal 2015, $1,471 million to repurchase 27.3 million shares of our stock in fiscal 2014 and $1,345 million to repurchase 32.0 million shares of our stock in fiscal 2013. See Note E to the consolidated financial statements for more information. In February 2015, we announced that our Board of Directors authorized an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX stock. We currently plan to repurchase approximately $1.8 billion to $1.9 billion of stock under our stock repurchase programs in fiscal 2016. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change.

We declared quarterly dividends on our common stock which totaled $0.70 per share in fiscal 2015, $0.58 per share in fiscal 2014 and $0.46 per share in fiscal 2013. Cash payments for dividends on our common stock totaled $466 million in fiscal 2015, $394 million in fiscal 2014 and $324 million in fiscal 2013. We also received proceeds from the exercise of employee stock options of $143 million in fiscal 2015, $146 million in fiscal 2014 and $134 million in fiscal 2013. We expect to pay quarterly dividends for fiscal 2016 of $0.21 per share, or an annual dividend of $0.84 per share, subject to the declaration and approval of our Board of Directors. This would represent a 20% increase over the per share dividends declared and paid for fiscal 2015.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of January 31, 2015, our cash and cash equivalents held outside the U.S. were $1.2 billion, of which $413.9 million was held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Australia. If we repatriate cash from such subsidiaries, we should not incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note K to the consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Contractual obligations: As of January 31, 2015, we had known contractual obligations (including current installments) under long-term debt arrangements, operating leases for property and equipment and purchase obligations as follows (in thousands):

		Payments Due by Period
Tabular Disclosure of Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$2,069,095	$63,840	$128,524	$490,493	$1,386,238
Operating lease commitments(2)	7,609,001	1,303,196	2,254,336	1,702,764	2,348,705
Purchase obligations(3)	3,094,338	2,906,035	162,522	21,181	4,600
Total Obligations	$12,772,434	$4,273,071	$2,545,382	$2,214,438	$3,739,543

(1)	Includes estimated interest costs and financing lease obligation.

(2)	Reflects minimum rent. Does not include costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2015. Does not include leases reflected in our reserve for former operations.

(3)	Includes estimated obligations under purchase orders for merchandise and under agreements for capital items, products and services used in our business, including executive employment and other agreements. Excludes agreements that can be cancelled without penalty.

We also have long-term liabilities for which it is not reasonably possible for us to predict when they may be paid which include $460.1 million for employee compensation and benefits and $28.1 million for uncertain tax positions.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) which require us to make certain estimates and judgments that impact our reported results. These judgments and estimates are based on historical experience and other factors which we continually review and believe are reasonable. We consider our most critical accounting policies, involving management estimates and judgments, to be those relating to the areas described below.

Inventory valuation: We use the retail method for valuing inventory for all our businesses except STP. Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. It involves management estimates with regard to markdowns and inventory shrinkage. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. Typically, a significant area of judgment in the retail method is the amount and timing of permanent markdowns. However, as a normal business practice, we have a specific policy as to when and how markdowns are to be taken, greatly reducing management’s discretion and the need for management estimates as to markdowns. Inventory shrinkage requires estimating a shrinkage rate for interim periods, but we take a full physical inventory near the fiscal year end to determine shrinkage at year end. Historically, the variance between estimated shrinkage and actual shrinkage has not been material to our annual financial results. We do not generally enter into arrangements with vendors that provide for rebates and allowances that could ultimately affect the value of inventory.

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

Retirement obligations: Retirement costs are accrued over the service life of an employee and represent, in the aggregate, obligations that will ultimately be settled far in the future and are therefore subject to estimates. We are required to make economic, demographic and other assumptions regarding variables, such as the discount rate for valuing pension obligations, the long-term rate of return assumed to be earned on pension assets and assumptions about mortality, all of which impact the net periodic pension cost for the period. These assumptions, including the discount rate, which we determine annually based on market interest rates, and our estimated long-term rate of return, which can differ considerably from actual returns, can have a significant impact on the annual cost of retirement benefits and the funded status of our qualified pension plan. If our discount rate were decreased 0.25 percentage points, our fiscal 2015 pension cost for our funded plan would have increased by approximately $6 million. Similarly, an increase in the discount of rate of 0.25 percentage points would result in a reduction of pension cost of a similar amount. A change of 0.25 percentage points in our long-term rate of return would increase or decrease our fiscal 2015 pension cost by approximately $2 million. During fiscal 2015, we adjusted our assumptions relating to mortality (the expected lives of our pension participants) in light of new mortality tables issued by the Society of Actuaries which project longer life expectancies. The change in our mortality assumptions added $59 million to the projected benefit obligation for the funded plan as of January 31, 2015 and will add approximately $7 million to our fiscal 2016 pension cost. When the discount rate, market performance of our plan assets, changes in laws, regulations, actuarial standards or other factors have a negative impact on the funded status of our plan, our required contributions may increase. We also consider these factors in determining the amount of voluntary contributions we may make to the plan in excess of mandatory funding requirements. In fiscal 2015, we funded our qualified pension plan with a voluntary contribution of $150 million.

Share-based compensation: In accordance with GAAP, we estimate the fair value of stock awards issued to employees and directors under our Stock Incentive Plan. The fair value of the awards is amortized as “share-based compensation” over the vesting periods during which the recipients are required to provide service. We use the Black-Scholes option pricing model for determining the fair value of stock options granted, which requires management to make significant judgments and estimates such as participant activity and market results. The use of different assumptions and estimates could have a material impact on the estimated fair value of stock option grants and the related compensation cost. A 5% increase in expected volatility would increase the per-option value of our most recent option award by 4% while a decrease of the same amount would decrease the per-option value of our most recent option award by 5%.

Casualty insurance: In fiscal 2013, our casualty insurance program was changed from a fixed premium program to a self-insured program. A self-insured casualty insurance program requires us to estimate the total claims we would incur as a component of our annual insurance cost. The estimated claims are developed, with the assistance of an actuary, based on historical experience and other factors. These estimates involve significant judgments and assumptions, and actual results could differ from these estimates. If our estimate for the claims component of our casualty insurance for fiscal 2015 were to change by 5%, the fiscal 2015 pre-tax cost would increase or decrease by approximately $4 million. A large portion of these claims is funded with a non-refundable payment during the policy year, offsetting our estimated claims accrual. We had a net accrual of $14.3 million for the unfunded portion of our casualty insurance program as of January 31, 2015.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note A to the consolidated financial statements included in this Annual Report on Form 10-K, for recently issued accounting standards, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

TJX is exposed to market risks in the ordinary course of business. Some potential market risks are discussed below:

FOREIGN CURRENCY EXCHANGE RISK

We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. As more fully described in Note F to our consolidated financial statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. Our Foreign Exchange Risk Management Policy prohibits us from using derivative financial instruments for trading or other speculative purposes or using any leveraged derivative financial instruments. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of January 31, 2015, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income for fiscal 2015 by approximately $73 million.

EQUITY PRICE AND OTHER MARKET RISK

The assets of our funded qualified pension plan, a large portion of which are equity securities, are subject to the risks and uncertainties of the financial markets. We invest the pension assets (described further in Note J to the consolidated financial statements) in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. A significant decline in the financial markets could adversely affect the value of our pension plan assets and the funded status of our pension plan, resulting in increased required contributions to the plan or other plan-related liabilities. Our pension plan investment policy prohibits the use of derivatives for speculative purposes.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2015 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 31, 2015.

(d) Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 31, 2015, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following are the executive officers of TJX as of March 31, 2015:

Name	Age	Office and Employment During Last Five Years
Bernard Cammarata	75	Chairman of the Board since 1999. Acting Chief Executive Officer from September 2005 to January 2007 and Chief Executive Officer from 1989 to 2000. Led TJX and its former TJX subsidiary and T.J. Maxx Division from the organization of the business in 1976 until 2000, including serving as Chief Executive Officer and President of TJX, Chairman and President of TJX’s T.J. Maxx Division, and Chairman of The Marmaxx Group.

Ken Canestrari	53	Senior Executive Vice President, Group President since September 2014. President, HomeGoods from 2012 until 2014. Executive Vice President, Chief Operating Officer, HomeGoods from 2008 until 2012. Various financial positions with TJX from 1988 to 2008.

Scott Goldenberg	61	Senior Executive Vice President and Chief Financial Officer since April 2014. Executive Vice President and Chief Financial Officer from January 2012 to April 2014. Executive Vice President, Finance from June 2009 to January 2012. Senior Vice President, Corporate Controller from 2007 to 2009 and Senior Vice President, Director of Finance, Marmaxx, from 2000 to 2007. Various financial positions with TJX from 1983 to 1988 and 1997 to 2000.

Ernie Herrman	54	President since January 2011. Senior Executive Vice President, Group President from August 2008 to January 2011. Senior Executive Vice President from 2007 to 2008 and President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since 1989.

Michael MacMillan	58	Senior Executive Vice President, Group President since 2011. President, Marmaxx from 2008 to 2011. President, Winners Merchants International (WMI) from 2003 to 2008, Executive Vice President, WMI from 2000 to 2003. Previous finance positions from 1985 to 2000.

Carol Meyrowitz	61	Chief Executive Officer since January 2007, Director since 2006 and President from 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Various senior management and merchandising positions with TJX since joining in 1983.

Richard Sherr	57	Senior Executive Vice President, Group President since January 2012. President, HomeGoods from 2010 to 2012. Chief Operating Officer, Marmaxx from 2007 until 2010. Various merchandising positions at TJX from 1992 to 2007.

Nan Stutz	57	Senior Executive Vice President, Group President since February 2011. Group President from 2010 to 2011. President, HomeGoods from 2007 to 2010, Executive Vice President, Merchandise and Marketing from 2006 to 2007 and Senior Vice President, Merchandise and Marketing from 2005 to 2006. Various merchandising positions with TJX since 1990.

The executive officers hold office until the next annual meeting of the Board in June 2015 and until their successors are elected and qualified.

TJX will file with the Securities and Exchange Commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 31, 2015 (Proxy Statement). The information required by this Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate Governance,” including in “Board Committees and Meetings,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated herein by reference.

In addition to our Global Code of Conduct, TJX has a Code of Ethics for TJX Executives governing its Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer and other senior operating, financial and legal executives. The Code of Ethics for TJX Executives is designed to ensure integrity in its financial reports and public disclosures. TJX also has a Code of Conduct and Business Ethics for Directors which promotes honest and ethical conduct, compliance with applicable laws, rules and regulations and the avoidance of conflicts of interest. Both of these codes of conduct are published at tjx.com. We intend to disclose any future amendments to, or waivers from, the Code of Ethics for TJX Executives or the Code of Business Conduct and Ethics for Directors within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the Securities and Exchange Commission.

ITEM 11.	Executive Compensation

The information required by this Item will appear under the headings “Executive Compensation,” “Director Compensation” and “Compensation Program Risk Assessment” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will appear under the headings “Equity Compensation Plan Information” and “Beneficial Ownership” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will appear under the heading “Corporate Governance,” including in “Transactions with Related Persons” and “Board Independence,” in our Proxy Statement, which section is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item will appear under the headings “Audit Committee Report” and “Auditor Fees” in our Proxy Statement, which sections are incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

Schedule II – Valuation and Qualifying Accounts

In thousands	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended January 31, 2015	$37,429	$1,348,933	$1,350,886	$35,476
Fiscal Year Ended February 1, 2014	$36,618	$1,667,466	$1,666,655	$37,429
Fiscal Year Ended February 2, 2013	$22,348	$1,603,462	$1,589,192	$36,618
Reserves Related to Former Operations:
Fiscal Year Ended January 31, 2015	$31,363	$(11,775)	$5,014	$14,574
Fiscal Year Ended February 1, 2014	$45,229	$(1,872)	$11,994	$31,363
Fiscal Year Ended February 2, 2013	$45,381	$16,996	$17,148	$45,229
Casualty Insurance Reserve:
Fiscal Year Ended January 31, 2015	$14,696	$72,604	$72,997	$14,303
Fiscal Year Ended February 1, 2014	$14,632	$71,093	$71,029	$14,696
Fiscal Year Ended February 2, 2013	$9,079	$50,730	$45,177	$14,632
Computer Intrusion Reserve:
Fiscal Year Ended January 31, 2015	$12,854	$—	$5,238	$7,616
Fiscal Year Ended February 1, 2014	$15,767	$—	$2,913	$12,854
Fiscal Year Ended February 2, 2013	$15,864	$—	$97	$15,767

(b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description of Exhibit
3(i).1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed for the quarter ended July 28, 2005.
3(ii).1	By-laws of TJX, as amended, are incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on September 22, 2009.
4.1	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009 is incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on April 2, 2009 (File 333-158360).
4.2	First Supplemental Indenture between TJX and U.S. Bank National Association dated as of April 7, 2009 is incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on April 7, 2009.
4.3	Second Supplemental Indenture between TJX and U.S. Bank National Association dated as of July 23, 2009 is incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on July 23, 2009.
4.4	Third Supplemental Indenture dated as of May 2, 2013 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, is incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed on May 2, 2013.
4.5	Fourth Supplemental Indenture dated as of June 5, 2014 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, is incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed on June 5, 2014.
10.1	The Employment Agreement dated as of June 13, 2012 between Bernard Cammarata and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 28, 2012.*
10.2	The Employment Agreement dated January 30, 2015 between Carol Meyrowitz and TJX is filed herewith.*
10.3	The Employment Agreement dated February 1, 2013 between Ernie Herrman and TJX is incorporated herein by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 2, 2013.*
10.4	The Employment Agreement dated as of January 29, 2012 between Jerome Rossi and TJX is incorporated herein by reference to Exhibit 10.6 to the Form 10-K filed for the year ended January 28, 2012. The Letter Agreement dated January 31, 2014 between Jerome Rossi and TJX is incorporated herein by reference to Exhibit 10.4 to the Form 10-K filed for the year ended February 1, 2014. The Letter Agreement dated September 10, 2014 between Jerome Rossi and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended November 1, 2014. The Consulting Agreement dated as of September 10, 2014 between Jerome Rossi and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended November 1, 2014.*
10.5	The Employment Agreement dated January 31, 2014 between and among Michael MacMillan, NBC Attire, Inc. and TJX is incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed for the year ended February 1, 2014.*
10.6	The Employment Agreement dated February 1, 2013 between Nan Stutz and TJX is incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed for the year ended February 2, 2013.*
10.7	The Employment Agreement dated January 30, 2015 between Richard Sherr and TJX is filed herewith.*
10.8	The Employment Agreement dated January 30, 2015 between Scott Goldenberg and TJX is filed herewith.*

10.9	The Employment Agreement dated as of September 29, 2014 between Kenneth Canestrari and TJX is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended November 1, 2014.*
10.10	The Stock Incentive Plan (2013 Restatement) is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 4, 2013.*
10.11	The Stock Incentive Plan Rules for U.K. Employees, as amended April 7, 2009, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 31, 2010.*
10.12	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as amended and restated through June 1, 2004 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.13	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.1 to the Form 10-Q filed for the quarter ended October 31, 2009. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.2 to the Form 10-Q filed for the quarter ended October 31, 2009.*
10.14	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 9, 2010 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 30, 2010. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 9, 2010 is incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed for the year ended January 28, 2012.*
10.15	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 20, 2012 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 27, 2012. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 20, 2012 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 27, 2012.*
10.16	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 19, 2013 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended November 2, 2013. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2013 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended November 2, 2013.*
10.17	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 10, 2014 is incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended November 1, 2014. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 10, 2014 is incorporated herein by reference to Exhibit 10.5 to the Form 10-Q filed for the quarter ended November 1, 2014.*
10.18	The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of April 2, 2012 is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended April 28, 2012. The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of February 1, 2013 is incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the year ended February 2, 2013. The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of September 19, 2013 is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended November 2, 2013.*
10.19	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of April 2, 2012 is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended April 28, 2012. The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of April 2, 2013 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 4, 2013.*
10.20	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan is filed herewith.*
10.21	Description of Director Compensation Arrangements is filed herewith.*

10.22	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the year ended February 2, 2013.*
10.23	The General Deferred Compensation Plan (1998 Restatement) (the “GDCP”) and First Amendment to the GDCP, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The Second Amendment to the GDCP, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The Third and Fourth Amendments to the GDCP are incorporated herein by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 28, 2006. The Fifth Amendment to the GDCP, effective January 1, 2008 is incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed the fiscal year ended January 31, 2009.*
10.24	The Supplemental Executive Retirement Plan (2015 Restatement) is filed herewith.*
10.25	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2015) is filed herewith.*
10.26	The Canadian Executive Savings Plan (effective November 1, 1999) of Winners Merchants International, LP (successor to Winners Apparel Ltd.) is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the year ended February 2, 2013.*
10.27	The form of TJX Indemnification Agreement for its executive officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990. *
10.28	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.29	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.30	The Trust Agreement for Executive Savings Plan dated as of January 1, 2005 between TJX and Wells Fargo Bank, N.A. is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended January 29, 2005.*
21	Subsidiaries of TJX is filed herewith.
23	Consent of Independent Registered Public Accounting Firm is filed herewith.
24	Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101	The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.
*	Management contract or compensatory plan or arrangement.

Unless otherwise indicated, exhibits incorporated by reference were filed under Commission File Number 001-04908.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

	By	/s/ SCOTT GOLDENBERG
Dated: March 31, 2015		Scott Goldenberg, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ CAROL MEYROWITZ Carol Meyrowitz, Chief Executive Officer and Director (Principal Executive Officer)	SCOTT GOLDENBERG* Scott Goldenberg, Chief Financial Officer (Principal Financial and Accounting Officer)

ZEIN ABDALLA* Zein Abdalla, Director	MICHAEL F. HINES* Michael F. Hines, Director

JOSE B. ALVAREZ* José B. Alvarez, Director	AMY B. LANE* Amy B. Lane, Director

ALAN M. BENNETT* Alan M. Bennett, Director	JOHN F. O’BRIEN* John F. O’Brien, Director

BERNARD CAMMARATA* Bernard Cammarata, Chairman of the Board of Directors	WILLOW B. SHIRE* Willow B. Shire, Director

DAVID T. CHING* David T. Ching, Director	WILLIAM H. SWANSON* William H. Swanson, Director

	*BY	/s/ SCOTT GOLDENBERG
Dated: March 31, 2015		Scott Goldenberg, for himself and as attorney-in-fact

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended January 31, 2015, February 1, 2014 and February 2, 2013.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of The TJX Companies, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries (the “Company”) at January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 31, 2015

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
Amounts in thousands except per share amounts	January 31, 2015	February 1, 2014	February 2, 2013
			(53 weeks)
Net sales	$29,078,407	$27,422,696	$25,878,372

Cost of sales, including buying and occupancy costs	20,776,522	19,605,037	18,521,400
Selling, general and administrative expenses	4,695,384	4,467,089	4,250,446
Loss on early extinguishment of debt	16,830	—	—
Interest expense, net	39,787	31,081	29,175

Income before provision for income taxes	3,549,884	3,319,489	3,077,351
Provision for income taxes	1,334,756	1,182,093	1,170,664

Net income	$2,215,128	$2,137,396	$1,906,687

Basic earnings per share:
Net income	$3.20	$3.00	$2.60
Weighted average common shares – basic	692,691	713,470	733,588
Diluted earnings per share:
Net income	$3.15	$2.94	$2.55
Weighted average common shares – diluted	703,545	726,376	747,555
Cash dividends declared per share	$0.70	$0.58	$0.46

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
Amounts in thousands	January 31, 2015	February 1, 2014	February 2, 2013
			(53 weeks)
Net income	$2,215,128	$2,137,396	$1,906,687
Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefits of $56,567 and $41,713, and provision of $1,285 in fiscal 2015, 2014 and 2013, respectively	(218,700)	(57,926)	6,200
Loss on cash flow hedge, net of related tax benefit of $3,149 in fiscal 2015	(4,762)	—	—
Recognition of net gains/losses on benefit obligations, net of related tax benefit of $91,941, provision of $36,856, and benefit of $27,362 in fiscal 2015, 2014 and 2013, respectively	(139,366)	55,285	(41,043)
Reclassifications from other comprehensive income to net income:
Amortization of loss on cash flow hedge, net of related tax provision of $300 in fiscal 2015	452	—	—
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $4,591, $11,001 and $9,350, in fiscal 2015, 2014 and 2013, respectively	7,523	16,501	14,026

Other comprehensive income (loss), net of tax	(354,853)	13,860	(20,817)

Total comprehensive income	$1,860,275	$2,151,256	$1,885,870

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED BALANCE SHEETS

	Fiscal Year Ended
Amounts in thousands except share amounts	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,493,775	$2,149,746
Short-term investments	282,623	294,702
Accounts receivable, net	213,824	210,094
Merchandise inventories	3,217,923	2,966,490
Prepaid expenses and other current assets	356,824	345,327
Federal, state, and foreign income taxes recoverable	12,475	—
Current deferred income taxes, net	137,617	101,639
Total current assets	6,715,061	6,067,998
Property at cost:
Land and buildings	888,580	722,645
Leasehold costs and improvements	2,780,932	2,720,391
Furniture, fixtures and equipment	4,671,029	4,255,210
Total property at cost	8,340,541	7,698,246
Less accumulated depreciation and amortization	4,472,176	4,103,745
Net property at cost	3,868,365	3,594,501
Non-current deferred income taxes, net	24,546	31,508
Other assets	210,539	194,328
Goodwill and tradenames, net of amortization	309,870	312,687
TOTAL ASSETS	$11,128,381	$10,201,022

LIABILITIES
Current liabilities:
Accounts payable	$2,007,511	$1,771,294
Accrued expenses and other current liabilities	1,796,122	1,681,834
Federal, state and foreign income taxes payable	126,001	64,715
Total current liabilities	3,929,634	3,517,843
Other long-term liabilities	888,137	732,999
Non-current deferred income taxes, net	422,516	446,071
Long-term debt	1,623,864	1,274,216
Commitments and contingencies (see Note M and Note O)
SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 684,733,200 and 705,016,838, respectively	684,733	705,017
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(554,385)	(199,532)
Retained earnings	4,133,882	3,724,408
Total shareholders’ equity	4,264,230	4,229,893
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,128,381	$10,201,022

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
Amounts in thousands	January 31, 2015	February 1, 2014	February 2, 2013

			(53 weeks)
Cash flows from operating activities:
Net income	$2,215,128	$2,137,396	$1,906,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	588,975	548,823	508,929
Loss on property disposals and impairment charges	3,897	7,914	11,876
Deferred income tax provision	102,070	52,233	13,265
Share-based compensation	88,014	76,080	64,416
Early extinguishment of debt	16,830	—	—
Excess tax benefits from share-based compensation	(95,063)	(82,546)	(62,472)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(9,052)	11,979	(18,418)
(Increase) decrease in merchandise inventories	(332,271)	35,233	27,186
(Increase) in taxes recoverable	(12,475)	—	—
Decrease (increase) in prepaid expenses and other current assets	3,719	(3,354)	(53,705)
Increase (decrease) in accounts payable	285,223	(152,271)	211,689
Increase (decrease) in accrued expenses and other liabilities	20,800	(29,590)	268,901
Increase in income taxes payable	144,977	10,994	176,076
Other	(12,403)	(12,425)	1,290
Net cash provided by operating activities	3,008,369	2,600,466	3,055,720
Cash flows from investing activities:
Property additions	(911,522)	(946,678)	(978,228)
Purchases of investments	(431,152)	(496,657)	(371,670)
Sales and maturities of investments	388,037	394,914	218,828
Cash paid for acquisition of Sierra Trading Post, net of cash received	—	2,653	(190,374)
Other	—	—	34,490
Net cash (used in) investing activities	(954,637)	(1,045,768)	(1,286,954)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	749,475	499,555	—
Cash payments for extinguishment of debt	(416,357)	—	—
Cash payments for debt issuance expenses	(6,185)	(4,297)	(1,370)
Cash payments for rate lock agreement	(7,937)	(3,251)	—
Cash payments on capital lease obligation	—	—	(1,456)
Cash payments for repurchase of common stock	(1,650,704)	(1,471,096)	(1,345,082)
Proceeds from issuance of common stock	143,005	146,495	133,771
Excess tax benefits from share-based compensation	95,063	82,546	62,472
Cash dividends paid	(465,902)	(393,755)	(323,922)
Net cash (used in) financing activities	(1,559,542)	(1,143,803)	(1,475,587)
Effect of exchange rate changes on cash	(150,161)	(73,106)	11,666
Net increase in cash and cash equivalents	344,029	337,789	304,845
Cash and cash equivalents at beginning of year	2,149,746	1,811,957	1,507,112
Cash and cash equivalents at end of year	$2,493,775	$2,149,746	$1,811,957

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Amounts in thousands	Shares	Par Value $1
Balance, January 28, 2012	746,702	$746,702	$—	$(192,575)	$2,655,163	$3,209,290
Net income	—	—	—	—	1,906,687	1,906,687
Other comprehensive income (loss), net of tax	—	—	—	(20,817)	—	(20,817)
Cash dividends declared on common stock	—	—	—	—	(336,214)	(336,214)
Recognition of share-based compensation	—	—	64,416	—	—	64,416
Issuance of common stock under stock incentive plan and related tax effect	9,159	9,159	178,498	—	—	187,657
Common stock repurchased	(31,959)	(31,959)	(242,914)	—	(1,070,209)	(1,345,082)
Balance, February 2, 2013	723,902	723,902	—	(213,392)	3,155,427	3,665,937
Net income	—	—	—	—	2,137,396	2,137,396
Other comprehensive income (loss), net of tax	—	—	—	13,860	—	13,860
Cash dividends declared on common stock	—	—	—	—	(413,134)	(413,134)
Recognition of share-based compensation	—	—	76,080	—	—	76,080
Issuance of common stock under stock incentive plan and related tax effect	8,462	8,462	212,388	—	—	220,850
Common stock repurchased	(27,347)	(27,347)	(288,468)	—	(1,155,281)	(1,471,096)
Balance, February 1, 2014	705,017	705,017	—	(199,532)	3,724,408	4,229,893
Net income	—	—	—	—	2,215,128	2,215,128
Other comprehensive income (loss), net of tax	—	—	—	(354,853)	—	(354,853)
Cash dividends declared on common stock	—	—	—	—	(483,280)	(483,280)
Recognition of share-based compensation	—	—	88,014	—	—	88,014
Issuance of common stock under stock incentive plan and related tax effect	7,318	7,318	212,714	—	—	220,032
Common stock repurchased	(27,602)	(27,602)	(300,728)	—	(1,322,374)	(1,650,704)
Balance, January 31, 2015	684,733	$684,733	$—	$(554,385)	$4,133,882	$4,264,230

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

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal years ended January 31, 2015 (fiscal 2015) and February 1, 2014 (fiscal 2014) each included 52 weeks. The fiscal year ended February 2, 2013 (fiscal 2013) included 53 weeks.

Earnings Per Share: All earnings per share amounts refer to diluted earnings per share, unless otherwise indicated.

Use of Estimates: Preparation of the TJX financial statements, in conformity with accounting principles generally accepted in the United States of America (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, impairments of long-lived assets, goodwill and tradenames, retirement obligations, share-based compensation, casualty insurance, reserves for uncertain tax positions, reserves for former operations and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.

Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Proceeds from the sale of gift cards as well as the value of store cards issued to customers as a result of a return or exchange are deferred until the customers use the cards to acquire merchandise. Based on historical experience, we estimate the amount of gift cards and store cards that will not be redeemed (“breakage”) and, to the extent allowed by local law, these amounts are amortized into income over the redemption period. Revenue recognized from breakage was $17.8 million in fiscal 2015, $17.5 million in fiscal 2014 and $13.9 million in fiscal 2013. We estimate the date of receipt by the customer when recognizing revenue from sales by our e-commerce operations and shipping and handling costs charged to the customer are included in revenue. The shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs.

Consolidated Statements of Income Classifications: Cost of sales, including buying and occupancy costs, includes the cost of merchandise sold including foreign currency gains and losses on merchandise purchases denominated in other currencies: gains and losses on inventory and fuel-related derivative contracts; store occupancy costs (including real estate taxes, utility and maintenance costs and fixed asset depreciation); the costs of operating distribution centers; payroll, benefits and travel costs directly associated with buying inventory; and systems costs related to the buying and tracking of inventory.

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

As of January 31, 2015, TJX’s cash and cash equivalents held outside the U.S. were $1.2 billion, of which $413.9 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its divisions, except STP. TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $495.2 million at January 31, 2015 and $451.6 million at February 1, 2014. Comparable amounts were reflected in accounts payable at those dates.

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

Shares issued under TJX’s Stock Incentive Plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets up to the amount that an asset for the related grant has been created. Any tax benefits greater than the deferred tax assets created at the time of expensing the options are credited to APIC; any deficiencies in the tax benefits are debited to APIC to the extent a pool for such deficiencies exists. In the absence of a pool, any deficiencies are realized in the related periods’ statements of income through the provision for income taxes. Any excess income tax benefits are included in cash flows from financing activities in the statements of cash flows. The par value of restricted stock awards is also added to common stock when the stock is issued, generally at grant date. The fair value of the restricted stock awards in excess of par value is added to APIC as the awards are amortized into earnings over the related requisite service periods.

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for options awarded and the market price on the grant date for performance-based restricted stock awards. See Note I for a detailed discussion of share-based compensation.

Interest: TJX’s interest expense is presented as a net amount. The following is a summary of net interest expense:

	Fiscal Year Ended
Dollars in thousands	January 31, 2015	February 1, 2014	February 2, 2013
	(53 weeks)
Interest expense	$64,783	$57,084	$48,582
Capitalized interest	(9,403)	(10,993)	(7,750)
Interest (income)	(15,593)	(15,010)	(11,657)
Interest expense, net	$39,787	$31,081	$29,175

TJX capitalizes interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. Capitalized interest in fiscal 2015, 2014 and 2013 relates to costs on active owned real estate projects and development costs on a merchandising system.

Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $595.6 million in fiscal 2015, $555.8 million in fiscal 2014 and $515.9 million in fiscal 2013. Amortization expense for property held under a capital lease was $1.7 million in fiscal 2013. TJX had no property held under capital lease during fiscal 2015 or fiscal 2014. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 3 to 10 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting: TJX begins to record rent expense when it takes possession of a store, which is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease. All lease agreements involving property built to our specifications are reviewed to determine if our involvement in the construction project requires that we account for the project costs as if we were the owner for accounting purposes.

Long-Lived Assets: Information related to carrying values of TJX’s long-lived assets by geographic location is presented below:

	Fiscal Year Ended
Dollars in thousands	January 31, 2015	February 1, 2014	February 2, 2013
United States	$2,927,297	$2,693,670	$2,350,539
Canada	266,332	214,459	237,232
Europe	674,736	686,372	635,471
Total long-lived assets	$3,868,365	$3,594,501	$3,223,242

Goodwill and Tradenames: Goodwill includes the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain, as well as the excess of cost over the estimated fair market value of the net assets acquired by TJX in the purchase of Winners in fiscal 1991 and the purchase of Sierra Trading Post in fiscal 2013 (See Note B).

Goodwill totaled $169.0 million as of January 31, 2015, $169.3 million as of February 1, 2014 and $170.3 million as of February 2, 2013. Goodwill is considered to have an indefinite life and accordingly is not amortized.

Tradenames are the value assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 as part of the acquisition of the Marshalls chain and the value assigned to the name “Sierra Trading Post,” acquired by TJX in fiscal 2013. The tradenames were valued by calculating the discounted present value of assumed after-tax royalty payments. The Marshalls tradename is carried at a value of $107.7 million and is considered to have an indefinite life. The Sierra Trading Post tradename is being amortized over 15 years and is carried at a value of $33.2 million in fiscal 2015, $35.7 million in fiscal 2014 and $38.3 million in fiscal 2013 net of amortization of $5.3 million, $2.8 million and $0.2 million, respectively.

TJX occasionally acquires or licenses other trademarks to be used in connection with private label merchandise. Such trademarks are included in other assets and are amortized to cost of sales, including buying and occupancy costs, over their useful life, generally from 7 to 10 years.

Goodwill, tradenames and trademarks, and the related accumulated amortization if any, are included in the respective operating segment to which they relate.

Impairment of Long-Lived Assets, Goodwill and Tradenames: TJX evaluates its long-lived assets, goodwill and tradenames for indicators of impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, and at least annually in the fourth quarter of each fiscal year. An impairment exists when the undiscounted cash flow of an asset or asset group is less than the carrying cost of that asset or asset group.

The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows which are largely independent of other groups of assets, which is generally at the individual store level. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if an impairment exists. The store-by-store evaluations did not indicate any recoverability issues in each of the past three fiscal years.

Goodwill is tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year, using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying cost of the reporting unit. We may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. In fiscal 2015 and fiscal 2014, we bypassed the qualitative assessment and performed the first step of the quantitative goodwill impairment test.

Tradenames are also tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the tradename may exceed its fair value and at least annually in the fourth quarter of each fiscal year. Testing is performed by comparing the discounted present value of assumed after-tax royalty payments to the carrying value of the tradename.

There was no impairment related to our goodwill or tradenames in fiscal 2015, 2014 or 2013.

Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $371.3 million for fiscal 2015, $333.5 million for fiscal 2014 and $298.6 million for fiscal 2013.

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

New Accounting Standards: In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. The standard is to be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For TJX, the standard will be effective in the first quarter of fiscal 2018. TJX is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

Revisions: The cash flow impact of purchases and sales of investments designed to meet obligations under TJX’s Executive Savings Plan of approximately $10.0 million in both fiscal 2014 and 2013 has been adjusted to correct the presentation from ‘other’, in operating activity, to ‘Purchases of investments’ or ‘Sales and maturities of investments’ in cash flows from investing activity. These revisions to the statement of cash flows represent errors that are not deemed to be material, individually or in the aggregate, to the prior period financial statements.

Note B.    Acquisition of Sierra Trading Post

On December 21, 2012, TJX acquired Sierra Trading Post (STP), an off-price Internet retailer, which included the operating assets of its online business, sierratradingpost.com and four retail locations. The final purchase price, after adjusting for customary post-closing adjustments, amounted to $193 million.

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

Note C.    Reserves Related to Former Operations

TJX has a reserve for its estimate of future obligations of business operations it has closed or sold. The reserve activity for the last three fiscal years is presented below:

	Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014	February 2, 2013
Balance at beginning of year	$31,363	$45,229	$45,381
Additions (reductions) to the reserve charged to net income:
Adjustments to lease-related obligations	(12,300)	(3,312)	16,000
Interest accretion	525	1,440	996
Charges against the reserve:
Lease-related obligations	(4,907)	(11,088)	(15,682)
Termination benefits and all other	(107)	(906)	(1,466)
Balance at end of year	$14,574	$31,363	$45,229

The lease-related obligations included in the reserve reflect TJX’s estimation of lease costs, net of estimated assignee/subtenant income, and the cost of probable claims against TJX for liability, as an original lessee and/or guarantor of the leases of A.J. Wright and other former TJX businesses, after mitigation of the number and cost of these lease obligations. TJX decreased this reserve by $12.3 million in fiscal 2015 and $3.3 million in fiscal 2014 and in fiscal 2013, increased the reserve by $16.0 million. In each case these adjustments were required to reflect a change in TJX’s estimate of lease-related obligations and/or assignee/subtenant income. The actual net cost of these lease-related obligations may differ from TJX’s estimate. TJX estimates that the majority of the former operations reserve will be paid in the next two years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

TJX may also be contingently liable on up to ten leases of BJ’s Wholesale Club, a former TJX business, and up to two leases of Bob’s Stores, also a former TJX business, in addition to leases included in the reserve. The reserve for former operations does not reflect these leases because TJX believes that the likelihood of future liability to TJX is remote.

Note D.    Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) relate to the Company’s foreign currency translation adjustments, minimum pension and other post-retirement liabilities and cash flow hedge on issued debt, all of which are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for fiscal 2015, fiscal 2014 and fiscal 2013:

Amounts in thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, January 28, 2012	$(24,843)	$(167,732)	$—	$(192,575)
Foreign currency translation adjustments (net of taxes of $1,285)	6,200	—	—	6,200
Recognition of net gains/losses on benefit obligations (net of taxes of $27,362)	—	(41,043)	—	(41,043)
Amortization of prior service cost and deferred gains/losses (net of taxes of $9,350)	—	14,026	—	14,026
Balance, February 2, 2013	(18,643)	(194,749)	—	(213,392)
Foreign currency translation adjustments (net of taxes of $41,713)	(57,926)	—	—	(57,926)
Recognition of net gains/losses on benefit obligations (net of taxes of $36,856)	—	55,285	—	55,285
Amortization of deferred benefit costs (net of taxes of $11,001)	—	16,501	—	16,501
Balance, February 1, 2014	(76,569)	(122,963)	—	(199,532)
Foreign currency translation adjustments (net of taxes of $56,567)	(218,700)	—	—	(218,700)
Recognition of net gains/losses on benefit obligations (net of taxes of $91,941)	—	(139,366)	—	(139,366)
Loss on cash flow hedge (net of taxes of $3,149)	—	—	(4,762)	(4,762)
Amortization of loss on cash flow hedge (net of taxes of $300)	—	—	452	452
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,591)	—	7,523	—	7,523
Balance, January 31, 2015	$(295,269)	$(254,806)	$(4,310)	$(554,385)

Note E.    Capital Stock and Earnings Per Share

Capital Stock: TJX repurchased and retired 27.7 million shares of its common stock at a cost of $1.7 billion during fiscal 2015, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.7 billion in fiscal 2015, $1.5 billion in fiscal 2014 and $1.3 billion in fiscal 2013 and repurchased 27.6 million shares in fiscal 2015, 27.3 million shares in fiscal 2014 and 32.0 million shares in fiscal 2013. These expenditures were funded primarily by cash generated from operations. In April 2012, TJX completed the $1 billion stock repurchase program announced in February 2011, in October 2013 TJX completed the $2 billion stock repurchase program announced in February 2012, and in September 2014, TJX completed the $1.5 billion stock repurchase program announced in February 2013. In February 2014, TJX’s Board of Directors announced a stock repurchase program that authorizes the repurchase of up to an additional $2.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through January 31, 2015, TJX repurchased 10.8 million shares of common stock at a cost of $685.8 million. At January 31, 2015, $1.3 billion remained available for purchase under this program.

In February 2015, TJX’s Board of Directors announced another stock repurchase program that authorized the repurchase of up to an additional $2 billion of TJX common stock from time to time.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share: The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

	Fiscal Year Ended
Amounts in thousands except per share amounts	January 31, 2015	February 1, 2014	February 2, 2013
	(53 weeks)
Basic earnings per share:
Net income	$2,215,128	$2,137,396	$1,906,687
Weighted average common stock outstanding for basic earnings per share calculation	692,691	713,470	733,588
Basic earnings per share	$3.20	$3.00	$2.60
Diluted earnings per share:
Net income	$2,215,128	$2,137,396	$1,906,687
Weighted average common stock outstanding for basic earnings per share calculation	692,691	713,470	733,588
Assumed exercise / vesting of:
Stock options and awards	10,854	12,906	13,967
Weighted average common stock outstanding for diluted earnings per share calculation	703,545	726,376	747,555
Diluted earnings per share	$3.15	$2.94	$2.55

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 8.8 million, 4.7 million and 4.9 million such options excluded at the end of fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Note F.    Financial Instruments

As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. TJX seeks to minimize risk from changes in interest rates and foreign currency exchange rates and fuel costs, to the extent deemed appropriate, through the use of derivative financial instruments. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. TJX does not hedge its net investments in foreign subsidiaries.

Diesel Fuel Contracts: TJX hedges portions of its estimated notional diesel requirements, based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2014, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2015. Similarly, during fiscal 2015, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the fiscal year ending January 30, 2016 (“fiscal 2016”). The hedge agreements outstanding at January 31, 2015 relate to approximately 44% of TJX’s estimated notional diesel requirements for fiscal 2016. These diesel fuel hedge agreements will settle throughout fiscal 2016. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at January 31, 2015 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2016. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 31, 2015:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location		Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 31, 2015
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł 94,073	C$ 32,318	0.3435	Prepaid Exp/ (Accrued Exp)		$153	$(81)	$72
	€ 39,000	£ 30,988	0.7946	Prepaid Exp/ (Accrued Exp)		2,536	(72)	2,464
	€ 19,850	U.S.$ 22,647	1.1409	Prepaid Exp		108	—	108
	U.S.$ 83,401	£ 55,000	0.6595	(Accrued Exp)		—	(725)	(725)
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 1.2M —1.9M gal per month	Float on 1.2M —1.9M gal per month	N/A	(Accrued Exp	)	—	(15,324)	(15,324)
Merchandise purchase commitments
	C$ 322,492	U.S.$ 281,890	0.8741	Prepaid Exp		28,789	—	28,789
	C$ 13,426	€ 9,500	0.7076	Prepaid Exp		183	—	183
	£ 77,722	U.S.$ 123,500	1.5890	Prepaid Exp		6,477	—	6,477
	zł 139,215	£ 25,547	0.1835	Prepaid Exp / (Accrued Exp)		1,172	(166)	1,006
	U.S.$ 12,590	€ 10,353	0.8223	Prepaid Exp / (Accrued Exp)		1	(898)	(897)
Total fair value of financial instruments						$39,419	$(17,266)	$22,153

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 1, 2014:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 1, 2014
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł 84,073	C$ 29,082	0.3459	(Accrued Exp)	$—	$(348)	$(348)
	€ 39,000	£ 32,646	0.8371	Prepaid Exp	1,015	—	1,015
	€ 44,850	U.S.$ 60,827	1.3562	Prepaid Exp	335	—	335
	U.S.$ 90,309	£ 55,000	0.6090	(Accrued Exp)	—	(182)	(182)
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 1.2M —1.9M gal per month	Float on 1.2M —1.9M gal per month	N/A	Prepaid Exp	137	—	137
Merchandise purchase commitments
	C$ 388,745	U.S.$ 365,100	0.9392	Prepaid Exp / (Accrued Exp)	16,466	(40)	16,426
	C$ 15,202	€ 10,500	0.6907	Prepaid Exp / (Accrued Exp)	548	(38)	510
	£ 174,102	U.S.$ 280,700	1.6123	Prepaid Exp / (Accrued Exp)	132	(5,385)	(5,253)
	zł 113,571	£ 22,442	0.1976	Prepaid Exp	984	—	984
	U.S.$ 442	¥ 2,680	6.0633	Prepaid Exp	—	—	—
	U.S.$ 12,464	€ 9,159	0.7348	Prepaid Exp / (Accrued Exp)	2	(114)	(112)
Total fair value of financial instruments					$19,619	$(6,107)	$13,512

The impact of derivative financial instruments on the statements of income during fiscal 2015, fiscal 2014 and fiscal 2013 are as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	January 31, 2015	February 1, 2014	February 2, 2013
		(53 weeks)
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$7,413	$6,099	$(7,661)
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Cost of sales, including buying and occupancy costs	(16,050)	(1,831)	4,261
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	41,554	22,338	(2,084)

Gain / (loss) recognized in income		$32,917	$26,606	$(5,484)

Included in the table above are realized gains of $24.3 million in fiscal 2015, $10.7 million in fiscal 2014 and gains of $1.2 million in fiscal 2013, all of which were largely offset by gains and losses on the underlying hedged item.

Note G.    Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014	February 2, 2013
			(53 weeks)
Level 1
Assets:
Executive Savings Plan investments	$151,936	$131,049	$101,903
Level 2
Assets:
Short-term investments	$282,623	$294,702	$235,853
Foreign currency exchange contracts	39,419	19,482	5,980
Diesel fuel contracts	—	137	3,372
Liabilities:
Foreign currency exchange contracts	$1,942	$6,107	$11,874
Diesel fuel contracts	15,324	—	—

Investments designed to meet obligations under the Executive Savings Plan are invested in registered investment companies traded in active markets and are recorded at unadjusted quoted prices.

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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt at January 31, 2015 was $1.73 billion compared to a carrying value of $1.62 billion. The fair value of long-term debt at February 1, 2014 was $1.34 billion compared to a carrying value of $1.27 billion. The fair value of long-term debt at February 2, 2013 was $911.0 million compared to a carrying value of $774.6 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Apparel
Clothing including footwear	57%	58%	59%
Jewelry and accessories	14	14	13
Home fashions	29	28	28
Total	100%	100%	100%

For fiscal 2015, TJX Canada and TJX Europe accounted for 24% of TJX’s net sales, 19% of segment profit and 23% of consolidated assets.

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

Presented below is financial information with respect to TJX’s business segments:

	Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014	February 2, 2013
	(53 weeks)
Net sales:
In the United States
Marmaxx	$18,687,880	$17,929,576	$17,011,409
HomeGoods	3,414,351	2,993,718	2,657,111
TJX Canada	2,883,863	2,877,834	2,925,991
TJX Europe	4,092,313	3,621,568	3,283,861
	$29,078,407	$27,422,696	$25,878,372
Segment profit:
In the United States
Marmaxx	$2,736,694	$2,612,693	$2,486,274
HomeGoods	463,193	386,541	324,623
TJX Canada	393,622	405,363	414,914
TJX Europe	337,406	275,453	215,713
	3,930,915	3,680,050	3,441,524
General corporate expense	324,414	329,480	334,998
Loss on early extinguishment of debt	16,830	—	—
Interest expense, net	39,787	31,081	29,175
Income before provision for income taxes	$3,549,884	$3,319,489	$3,077,351

Business segment information (continued):

	Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014	February 2, 2013
	(53 weeks)
Identifiable assets:
In the United States
Marmaxx	$5,014,573	$4,700,347	$4,569,887
HomeGoods	777,214	638,742	569,476
TJX Canada	1,020,955	962,101	978,577
TJX Europe	1,531,661	1,510,132	1,261,556
Corporate(1)	2,783,978	2,389,700	2,132,359
	$11,128,381	$10,201,022	$9,511,855
Capital expenditures:
In the United States
Marmaxx	$445,041	$551,839	$590,307
HomeGoods	148,354	99,828	90,291
TJX Canada	100,779	104,888	132,874
TJX Europe	217,348	190,123	164,756
	$911,522	$946,678	$978,228
Depreciation and amortization:
In the United States
Marmaxx	$340,830	$318,414	$293,820
HomeGoods	54,867	47,176	47,915
TJX Canada	66,141	66,295	64,810
TJX Europe	123,547	114,651	99,487
Corporate(2)	3,590	2,287	2,897
	$588,975	$548,823	$508,929

(1)	Corporate identifiable assets consist primarily of cash, receivables, prepaid insurance, the trust assets in connection with the Executive Savings Plan and deferred taxes. Consolidated cash, including cash held in our foreign entities, is included with Corporate assets for consistency with the reporting of cash for our segments in the U.S.
(2)	Includes debt discount accretion and debt expense amortization.

Note I.    Stock Incentive Plan

TJX has a Stock Incentive Plan under which options and other share-based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 347.8 million shares with 40.4 million shares available for future grants as of January 31, 2015. TJX issues shares under the plan from authorized but unissued common stock.

As of January 31, 2015, there was $124.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of two years.

Options for the purchase of common stock are granted with an exercise price that is 100% of market price on the grant date, generally vest in thirds over a three-year period starting one year after the grant, and have a ten-year maximum term. When options are granted with other vesting terms (as in fiscal 2014, when certain options granted that year vested in full on the first anniversary of the grant date), such information is incorporated into the valuation.

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Risk-free interest rate	1.79%	1.42%	0.70%
Dividend yield	1.2%	1.0%	1.0%
Expected volatility factor	24.2%	25.9%	29.0%
Expected option life in years	4.5	4.4	4.5
Weighted average fair value of options issued	$12.00	$11.92	$10.28

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

Stock Options: A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below (shares in thousands):

	Fiscal Year Ended
	January 31, 2015		February 1, 2014		February 2, 2013
	Options	WAEP	Options	WAEP	Options	WAEP
					(53 weeks)
Outstanding at beginning of year	32,628	$28.30	36,620	$22.31	40,944	$18.27
Granted	4,849	59.70	4,742	56.71	4,951	45.09
Exercised	(6,981)	20.39	(8,258)	17.71	(8,385)	15.90
Forfeitures	(418)	48.76	(476)	34.74	(890)	23.35
Outstanding at end of year	30,078	$34.91	32,628	$28.30	36,620	$22.31
Options exercisable at end of year	21,001	$25.75	22,473	$20.19	24,050	$17.02

The total intrinsic value of options exercised was $286.3 million in fiscal 2015, $289.8 million in fiscal 2014 and $223.8 million in fiscal 2013.

The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of January 31, 2015:

Shares in thousands	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest	8,354	$81,276	9.0 years	$56.21
Options exercisable	21,001	$843,971	5.3 years	$25.75
Total outstanding options vested and expected to vest	29,355	$925,247	6.3 years	$34.42

Options outstanding expected to vest represents total unvested options of 9.0 million adjusted for anticipated forfeitures.

Performance-Based Restricted Stock and Performance-Based Deferred Stock Awards: TJX grants performance-based restricted stock and performance-based deferred stock awards (collectively, “performance-based stock awards”) under the Stock Incentive Plan. These awards are granted without a purchase price to the recipient and are subject to vesting conditions, including specified performance criteria aligned with management incentive plans for a period generally of one to three years. The grant date fair value of the awards is charged to income over the requisite service period during which the recipient must remain employed. The fair value of the awards is determined at date of grant in accordance with ASC Topic 718 and assumes that performance goals will be achieved. If such goals are not met, or only partially met, awards and related compensation costs recognized are reduced on a pro rata basis.

A summary of the status of our nonvested performance-based stock awards and changes during fiscal 2015 is presented below:

Shares in thousands	Restricted and Deferred Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,806	$41.85
Granted	718	62.85
Vested	(654)	32.68
Forfeited	(60)	51.81

Nonvested at end of year	1,810	$53.16

There were 717,500 shares of performance-based stock awards, with a weighted average grant date fair value of $62.85, granted in fiscal 2015, 743,576 shares of performance-based stock awards, with a weighted average grant date fair value of $51.02, granted in fiscal 2014, and 730,500 shares of performance-based stock awards, with a weighted average grant date fair value of $41.74, granted in fiscal 2013. The fair value of performance-based stock awards that vested was $21.4 million in fiscal 2015, $14.2 million in fiscal 2014 and $9.7 million in fiscal 2013. In fiscal 2013, TJX also awarded 281,076 shares of performance-based restricted stock which were not recognized under ASC Topic 718 as granted during fiscal 2013 because all of the applicable performance terms had not been established during the fiscal year. These shares were recognized as having been granted in fiscal 2014.

Other Awards: TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. The outside directors are awarded two annual deferred share awards, each representing shares of TJX common stock valued at $70,000. One award vests immediately and is payable, with accumulated dividends, in stock at the earlier of separation from service as a director or a change of control. The second award vests based on service as a director until the annual meeting that follows the award and is payable, with accumulated dividends, in stock following the vesting date, unless an irrevocable advance election is made whereby it is payable at the same time as the first award. As of the end of fiscal 2015, a total of 283,802 of these deferred shares were outstanding under the plan.

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

Presented below is financial information relating to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental pension plan (unfunded plan) for the fiscal years indicated:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$996,968	$1,018,712	$59,566	$61,033
Service cost	40,481	44,623	1,398	1,716
Interest cost	49,522	44,654	3,001	2,447
Actuarial losses (gains)	251,144	(84,970)	19,552	(2,925)
Benefits paid	(28,348)	(23,431)	(1,279)	(2,705)
Expenses paid	(2,945)	(2,620)	—	—
Plan amendment	3,067	—	—	—
Projected benefit obligation at end of year	$1,309,889	$996,968	$82,238	$59,566
Accumulated benefit obligation at end of year	$1,203,464	$921,723	$68,591	$49,957

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Change in plan assets:
Fair value of plan assets at beginning of year	$944,801	$876,083	$—	$—
Actual return on plan assets	107,240	64,769	—	—
Employer contribution	150,000	30,000	1,279	2,705
Benefits paid	(28,348)	(23,431)	(1,279)	(2,705)
Expenses paid	(2,945)	(2,620)	—	—
Fair value of plan assets at end of year	$1,170,748	$944,801	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,309,889	$996,968	$82,238	$59,566
Fair value of plan assets at end of year	1,170,748	944,801	—	—
Funded status – excess obligation	$139,141	$52,167	$82,238	$59,566
Net liability recognized on consolidated balance sheets	$139,141	$52,167	$82,238	$59,566
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Plan amendment	$3,067	$—	$—	$2
Accumulated actuarial losses	401,165	205,923	29,198	11,792
Amounts included in accumulated other comprehensive income (loss)	$404,232	$205,923	$29,198	$11,794

The consolidated balance sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $221.4 million at January 31, 2015 is reflected on the balance sheet as of that date as a current liability of $3.5 million and a long-term liability of $217.9 million.

The combined net accrued liability of $111.7 million at February 1, 2014 is reflected on the balance sheet as of that date as a current liability of $3.4 million and a long-term liability of $108.3 million.

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2016 for the funded plan is $377,000. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2016 is $33.8 million for the funded plan and $5.2 million for the unfunded plan.

The Society of Actuaries recently issued new mortality tables projecting longer life expectancies that will result in higher postretirement benefit obligations for U.S. companies. We updated our mortality assumptions at January 31, 2015. The new mortality assumptions increased our funded plan’s benefit obligation by $59 million and the unfunded plan’s benefit obligation by $4 million at January 31, 2015. Both of these amounts are included in actuarial gains/losses presented in the change in the projected benefit obligation. Additional actuarial losses for fiscal 2015 are primarily due to the reduction in discount rate.

TJX determined the assumed discount rate using the BOND: Link model in fiscal 2015 and fiscal 2014. TJX uses the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans’ expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Discount rate	4.00%	5.00%	3.70%	4.80%
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

TJX made aggregate cash contributions of $151.3 million in fiscal 2015, $32.7 million in fiscal 2014 and $77.8 million in fiscal 2013 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. We do not anticipate any required funding in fiscal 2016 for the funded plan. We anticipate making contributions of $3.3 million to provide current benefits coming due under the unfunded plan in fiscal 2016.

The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to our pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
Dollars in thousands	January 31, 2015	February 1, 2014	February 2, 2013	January 31, 2015	February 1, 2014	February 2, 2013
	(53 weeks)			(53 weeks)
Net periodic pension cost:
Service cost	$40,481	$44,623	$41,813	$1,398	$1,716	$1,448
Interest cost	49,522	44,654	42,029	3,001	2,447	2,321
Expected return on plan assets	(65,187)	(60,474)	(54,759)	—	—	—
Amortization of prior service cost	—	—	—	2	3	3
Amortization of net actuarial loss	13,848	28,070	25,373	2,146	2,884	1,465
Expense related to current period	38,664	56,873	54,456	6,547	7,050	5,237
Correction of prior years pension accruals	—	—	26,964	—	—	—
Total expense	$38,664	$56,873	$81,420	$6,547	$7,050	$5,237
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$209,091	$(89,265)	$61,692	$19,552	$(2,925)	$6,666
Amortization of net (loss)	(13,848)	(28,070)	(25,373)	(2,146)	(2,884)	(1,465)
Plan amendment	3,067	—	—	(2)	(3)	(3)
Total recognized in other comprehensive income	$198,310	$(117,335)	$36,319	$17,404	$(5,812)	$5,198
Total recognized in net periodic benefit cost and other comprehensive income	$236,974	$(60,462)	$117,739	$23,951	$1,238	$10,435
Weighted average assumptions for expense purposes:
Discount rate	5.00%	4.40%	4.80%	4.80%	4.00%	4.40%
Expected rate of return on plan assets	7.00%	7.00%	7.40%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

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

The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In thousands	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year
2016	$30,120	$3,252
2017	33,387	6,543
2018	37,166	6,658
2019	41,199	6,978
2020	45,375	7,396
2021 through 2025	294,930	31,804

The following table presents the fair value hierarchy (See Note G) for pension assets measured at fair value on a recurring basis as of January 31, 2015:

	Funded Plan
In thousands	Level 1	Level 2	Level 3	Total
Asset category:
Short-term investments	$136,276	$—	$—	$136,276
Equity Securities:
Domestic equity	77,373	—	—	77,373
International equity	157,392	—	—	157,392
Fixed Income Securities:
Corporate and government bond funds	—	300,761	—	300,761
Common/Collective Trusts	—	485,619	8,283	493,902
Limited Partnerships	—	—	5,044	5,044
Fair value of plan assets	$371,041	$786,380	$13,327	$1,170,748

The following table presents the fair value hierarchy for pension assets measured at fair value on a recurring basis as of February 1, 2014:

	Funded Plan
In thousands	Level 1	Level 2	Level 3	Total
Asset category:
Short-term investments	$57,217	$—	$—	$57,217
Equity Securities:
Domestic equity	74,415	—	—	74,415
International equity	150,149	—	—	150,149
Fixed Income Securities:
Corporate and government bond funds	—	214,954	—	214,954
Common/Collective Trusts	—	429,932	10,421	440,353
Limited Partnerships	—	—	7,713	7,713

Fair value of plan assets	$281,781	$644,886	$18,134	$944,801

The following table presents a reconciliation of Level 3 plan assets measured at fair value for the years ended January 31, 2015 and February 1, 2014:

In thousands	Common/Collective Trusts	Limited Partnerships
Balance as of February 2, 2013	$13,158	$11,064
Earned income, net of management expenses	671	312
Unrealized gain on investment	676	507
Purchases, sales, issuances and settlements, net	(4,084)	(4,170)
Balance as of February 1, 2014	$10,421	$7,713
Earned income, net of management expenses	557	786
Unrealized gain on investment	51	76
Purchases, sales, issuances and settlements, net	(2,746)	(3,531)
Balance as of January 31, 2015	$8,283	$5,044

Pension plan assets are reported at fair value. Investments in equity securities traded on a national securities exchange are valued at the composite close price, as reported in the Wall Street Journal, as of the financial statement date. This information is provided by the independent pricing sources.

Short-term investments are primarily cash related to funding of the plan which had yet to be invested as of balance sheet dates.

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

The following is a summary of TJX’s target allocation for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation for Fiscal Year Ended
	Target Allocation	January 31, 2015	February 1, 2014
Equity securities	50%	44%	51%
Fixed income	50%	45%	44%
All other – primarily cash	—	11%	5%

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

TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees and a similar type of plan for eligible employees in Puerto Rico. Assets under the plans totaled $1,275.4 million as of December 31, 2014 and $1,137.3 million as of December 31, 2013 and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay, subject to limitation. TJX matches employee contributions, up to 5% of eligible pay, including a basic match at rates between 25% and 75% (based upon date of hire and other eligibility criteria) plus a discretionary match, generally up to 25%, based on TJX’s performance. Eligible employees are automatically enrolled in the U.S. plan at a 2% deferral rate, unless the employee elects otherwise. TJX contributed $31.2 million in fiscal 2015, $29.7 million in fiscal 2014 and $16.1 million in fiscal 2013 to these employee savings plans. Employees cannot invest their contributions in the TJX stock fund option in the plans, and may elect to invest no more than 50% of TJX’s contribution in the TJX stock fund. The TJX stock fund represents 7.4% at December 31, 2014, 8.3% of plan investments at December 31, 2013, and 7.2% of plan investments at December 31, 2012. TJX also maintained a 401(k) plan for eligible associates of Sierra Trading Post through December 31, 2013. All assets under this plan (which totaled $13.4 million) were transferred to the TJX 401(k) plan as of January 1, 2014.

TJX also has a nonqualified savings plan (the Executive Savings Plan) for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $3.5 million in fiscal 2015, $2.4 million in fiscal 2014 and $4.0 million in fiscal 2013. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

In addition to the plans described above, TJX also maintains retirement/deferred savings plans for eligible associates at its foreign subsidiaries. We contributed $9.3 million for these plans in fiscal 2015, $8.1 million in fiscal 2014 and $7.1 million in fiscal 2013.

Multiemployer Pension Plans: TJX contributes to certain multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $11.5 million in fiscal 2015, $11.5 million in fiscal 2014 and $10.9 million in fiscal 2013 to the National Retirement Fund (EIN #13-6130178) and was listed in the plan’s Form 5500 as providing more than 5% of the total contributions for the plan year ending December 31, 2013. Based on information TJX received from the plan, the Pension Protection Act Zone Status of the National Retirement Fund is Critical and a rehabilitation plan has been implemented.

The risks of participating in multiemployer pension plans are different from the risks of single-employer pension plans in certain respects, including the following: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (c) if we cease to have an obligation to contribute to a multiemployer plan in which we had been a contributing employer, we may be required to pay to the plan an amount based on our allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

Postretirement Medical: TJX has a postretirement medical plan that provides limited postretirement medical benefits to retirees who are eligible for the defined benefit plan and who retired at age 55 or older with ten or more years of service. During fiscal 2006, TJX eliminated this benefit for all active associates and modified the benefit that was offered to retirees enrolled in the plan at that time.

TJX paid $174,000 of benefits in fiscal 2015 and will pay similar amounts over the next several years. The postretirement medical liability as of January 31, 2015 is estimated at $1.1 million, which is reflected on the balance sheet as a current liability of $167,000 and a long-term liability of $932,000.

The amendment to plan benefits in fiscal 2006 resulted in a negative plan amendment of $46.8 million which is being amortized into income over the average remaining life of the active plan participants. The unamortized balance of $9.4 million as of January 31, 2015 is included in accumulated other comprehensive income (loss) of which approximately $3.5 million will be amortized into income in fiscal 2016. During fiscal 2015, there was a pre-tax net benefit of $3.5 million reflected in the consolidated statements of income as it relates to this postretirement medical plan.

Note K.    Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of January 31, 2015 and February 1, 2014. All amounts are net of unamortized debt discounts.

In thousands	January 31, 2015	February 1, 2014
General corporate debt:
4.20% senior unsecured notes, redeemed on July 8, 2014 (effective interest rate of 4.20% after reduction of unamortized debt discount of $8 in fiscal 2014)	$—	$399,992
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $294 and $364 in fiscal 2015 and 2014, respectively)	374,706	374,636
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $367 and $412 in fiscal 2015 and 2014, respectively)	499,633	499,588
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $475 in fiscal 2015)	749,525	—
Long-term debt	$1,623,864	$1,274,216

The aggregate maturities of long-term debt, exclusive of current installments at January 31, 2015 are as follows:

In thousands	Long-Term Debt
Fiscal Year
2017	$—
2018	—
2019	—
2020	375,000
Later years	1,250,000
Less amount representing unamortized debt discount	(1,136)
Aggregate maturities of long-term debt	$1,623,864

At January 31, 2015, TJX had outstanding $750 million aggregate principal amount of 2.75% seven-year notes, due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%. On July 8, 2014 TJX used a portion of the proceeds of the 2.75% seven-year notes to redeem the 4.20% notes and recorded a pre-tax loss on the early extinguishment of debt of $16.8 million, which includes $16.4 million of redemption premium and $0.4 million to write off unamortized debt expenses and discount.

At January 31, 2015, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $375 million aggregate principal amount of 6.95% ten-year notes due April 2019. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes and all of the 6.95% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes and 7.00% for the 6.95% notes.

At January 31, 2015, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. As of January 31, 2015 and February 1, 2014 and during the years then ended, there were no amounts outstanding under these facilities. At January 31, 2015 the agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016. These rates are based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities requires TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, consolidated rentals, depreciation and amortization (“EBITDAR”) of not more that 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.

As of January 31, 2015 and February 1, 2014, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of January 31, 2015 and February 1, 2014, and during the years then ended there were no amounts outstanding on the Canadian credit line for operating expenses. As of January 31, 2015 and February 1, 2014, TJX Europe had a credit line of £20 million. As of January 31, 2015 and February 1, 2014, and during the years then ended there were no amounts outstanding on this U.K. credit line.

Note L.    Income Taxes

For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014	February 2, 2013
	(53 weeks)
United States	$2,943,745	$2,746,925	$2,517,696
Foreign	606,139	572,564	559,655
Income before provision for income taxes	$3,549,884	$3,319,489	$3,077,351

The provision for income taxes includes the following:

	Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014	February 2, 2013
	(53 weeks)
Current:
Federal	$896,672	$815,811	$842,149
State	180,616	177,009	162,200
Foreign	155,398	136,626	153,083
Deferred:
Federal	87,057	73,206	22,394
State	14,231	5,928	1,583
Foreign	782	(26,487)	(10,745)
Provision for income taxes	$1,334,756	$1,182,093	$1,170,664

TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014
Deferred tax assets:
Net operating loss carryforward	$18,305	$25,711
Reserves for lease obligations and computer intrusion	16,242	29,108
Pension, stock compensation, postretirement and employee benefits	351,171	280,381
Leases	47,464	43,966
Other	74,451	66,984
Total gross deferred tax assets	507,633	446,150
Valuation allowance	(5,122)	(4,359)
Net deferred tax asset	$502,511	$441,791
Deferred tax liabilities:
Property, plant and equipment	$474,179	$432,262
Capitalized inventory	50,536	48,612
Tradename/intangibles	47,443	45,528
Undistributed foreign earnings	181,822	217,916
Other	8,884	10,397
Total deferred tax liabilities	$762,864	$754,715
Net deferred tax (liability)	$(260,353)	$(312,924)
Current asset	$137,617	$101,639
Non-current asset	24,546	31,508
Non-current liability	(422,516)	(446,071)
Total	$(260,353)	$(312,924)

TJX has provided for deferred U.S. taxes on all undistributed earnings through January 31, 2015 from its subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong, and Australia. For all other foreign subsidiaries, no income taxes have been provided on the approximately $566.6 million of undistributed earnings as of January 31, 2015 because such earnings are considered to be indefinitely reinvested in the business. A determination of the amount of unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with the hypothetical calculations.

As of January 31, 2015, TJX had available for state income tax purposes net operating loss carryforwards of $61.5 million which expire, if unused, in the years 2016 through 2034. As of February 1, 2014, TJX had available for state income tax purposes net operating loss carryforwards of $35.9 million. TJX has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance of $5.1 million has been provided for the deferred tax asset as of January 31, 2015, and $4.4 million as of February 1, 2014.

As of January 31, 2015, TJX had available for foreign income tax purposes (primarily related to Germany and Poland) net operating loss carryforwards of $48.3 million, of which $2.8 million will expire, if unused, in the years 2016 through 2018. The remaining loss carryforwards do not expire. As of February 1, 2014, TJX had available for foreign income tax purposes (primarily related to Germany and Poland) net operating loss carryforwards of $77.1 million.

The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
			(53 weeks)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	3.6	3.6	3.5
Impact of foreign operations	(0.9)	(0.8)	(0.3)
All other	(0.1)	(2.2)	(0.2)
Worldwide effective income tax rate	37.6%	35.6%	38.0%

TJX’s effective income tax rate increased for fiscal 2015 as compared to fiscal 2014 primarily due to the impact of last year’s tax benefits of approximately $80 million, primarily due to a reduction in our reserve for uncertain tax positions as a result of settlements with state taxing authorities and the reversal of valuation allowances against foreign net operating loss carryforwards.

TJX had net unrecognized tax benefits (net of federal benefit on state issues) of $32.7 million as of January 31, 2015, $26.2 million as of February 1, 2014 and $125.3 million as of February 2, 2013.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014	February 2, 2013
Balance at beginning of year	$48,680	$148,777	$144,505
Additions for uncertain tax positions taken in current year	4,771	4,212	1,949
Additions for uncertain tax positions taken in prior years	5,278	5,096	3,009
Reductions for uncertain tax positions taken in prior years	(2,747)	(69,292)	—
Reductions resulting from lapse of statute of limitations	—	(317)	(129)
Settlements with tax authorities	(363)	(39,796)	(557)
Balance at end of year	$55,619	$48,680	$148,777

Included in the gross amount of unrecognized tax benefits are items that will impact future effective tax rates upon recognition. These items amounted to $34.8 million as of January 31, 2015, $27.8 million as of February 1, 2014 and $129.0 million as of February 2, 2013.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, the fiscal years through 2006 are no longer subject to examination. In all other jurisdictions, the tax years through fiscal 2006 are no longer subject to examination.

TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $1.9 million for the year ended January 31, 2015, $4.0 million for the year ended February 1, 2014 and $4.7 million for the year ended February 2, 2013. The accrued amounts for interest and penalties are $10.1 million as of January 31, 2015, $8.1 million as of February 1, 2014 and $38.6 million as of February 2, 2013.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of January 31, 2015. During the next twelve months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $0 million to $14.4 million.

Note M.    Commitments

TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of TJX’s leases are store operating leases with ten-year terms and options to extend for one or more five-year periods in the U.S. and Canada and ten to fifteen year terms in Europe, some of which have options to extend. Many of the Company’s leases contain escalation clauses and we have the right to terminate some of the leases before the expiration date under specified circumstances and some with specified payments. In addition, TJX is generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These expenses in the aggregate were approximately one-third of the total minimum rent in fiscal 2015, fiscal 2014 and fiscal 2013 and are not included in the table below.

The following is a schedule of future minimum lease payments for continuing operations as of January 31, 2015:

In thousands	Operating Leases
Fiscal Year
2016	$1,303,196
2017	1,198,498
2018	1,055,838
2019	924,690
2020	778,074
Later years	2,348,705
Total future minimum lease payments	$7,609,001

Rental expense under operating leases for continuing operations amounted to $1,321.6 million for fiscal 2015, $1,238.2 million for fiscal 2014 and $1,171.6 million for fiscal 2013. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $15.2 million in fiscal 2015, $15.7 million in fiscal 2014 and $15.0 million in fiscal 2013. Sublease income was $0.8 million in fiscal 2015, $0.9 million in fiscal 2014 and in fiscal 2013. The total net present value of TJX’s minimum operating lease obligations approximated $6,499.2 million as of January 31, 2015.

We have entered into a lease agreement for the construction and occupancy of a new home office facility in Canada. We are deemed the owner of the construction project for accounting purposes and therefore the construction costs incurred to date by the lessor of $60.7 million are included as a construction in progress asset along with a related liability of the same amount on our balance sheet. The asset is included in “land and buildings” and the liability is included in “other long-term liabilities.” Upon completion of the project, a sale-leaseback analysis is performed to determine if the Company can record a sale to remove the assets and related obligation and record the lease as either an operating or capital lease obligation. If the Company is precluded from derecognizing the assets when construction is complete due to continuing involvement beyond a normal leaseback, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remain on the Consolidated Balance Sheet. Accordingly, the asset is depreciated over its estimated useful life in accordance with the Company’s policy and a portion of the lease payments is allocated to ground rent and treated as an operating lease. The portion of the lease payment allocated to ground rental expense is based on the fair value of the land at the commencement of construction. Lease payments allocated to the building are recognized as reductions to the financing obligation and interest expense. This transaction is disclosed in supplemental cash flow information as a non-cash investing and financing activity.

TJX had outstanding letters of credit totaling $42.9 million as of January 31, 2015 and $55.3 million as of February 1, 2014. Letters of credit are issued by TJX primarily for the purchase of inventory.

Note N.    Accrued Expenses and Other Liabilities, Current and Long Term

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014
Employee compensation and benefits, current	$470,887	$479,003
Computer Intrusion reserve	7,616	12,854
Reserve for former operations, short term	6,965	14,586
Rent, utilities and occupancy, including real estate taxes	205,819	179,953
Merchandise credits and gift certificates	274,557	246,438
Insurance	38,514	34,364
Sales tax collections and V.A.T. taxes	118,821	102,572
All other current liabilities	672,943	612,064

Accrued expenses and other current liabilities	$1,796,122	$1,681,834

All other current liabilities include accruals for advertising, property additions, dividends, freight, interest, reserve for sales returns, expense payables, purchased services and other items, each of which is individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014
Employee compensation and benefits, long term	$460,086	$334,847
Reserve for former operations, long term	7,609	16,777
Accrued rent	203,216	195,586
Landlord allowances	97,861	106,151
Tax reserve, long term	28,088	50,227
Financing lease obligation	60,733	—
All other long-term liabilities	30,544	29,411
Other long-term liabilities	$888,137	$732,999

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

TJX also has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $69 million as of January 31, 2015. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

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

TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In thousands	January 31, 2015	February 1, 2014	February 2, 2013
	(53 weeks)
Cash paid for:
Interest on debt	$66,265	$52,196	$45,653
Income taxes	1,091,128	1,240,377	971,732
Changes in accrued expenses due to:
Dividends payable	$17,377	$19,380	$12,291
Property additions	8,254	(6,432)	33,615
Non-cash investing and financing activity:
Construction in progress	$(60,733)	$—	$—
Financing lease obligation	60,733	—	—

Note Q.    Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly consolidated financial data for fiscal 2015 and fiscal 2014 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 31, 2015
Net sales	$6,491,176	$6,917,212	$7,366,066	$8,303,953
Gross earnings(1)	1,813,176	1,981,356	2,162,437	2,344,916
Net income	454,317	517,624	594,957	648,230
Basic earnings per share	0.65	0.75	0.86	0.95
Diluted earnings per share	0.64	0.73	0.85	0.93
Fiscal Year Ended February 1, 2014
Net sales	$6,189,609	$6,442,424	$6,981,876	$7,808,787
Gross earnings(1)	1,756,076	1,855,685	2,047,411	2,158,487
Net income	452,890	479,559	622,655	582,292
Basic earnings per share	0.63	0.67	0.88	0.82
Diluted earnings per share	0.62	0.66	0.86	0.81

(1)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.