Form 10-Q
period 2015-05-02
TJX COMPANIES INC /DE/
filed 2015-05-29
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2015

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

The number of shares of registrant’s common stock outstanding as of May 2, 2015: 680,385,015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Net sales	$6,865,637	$6,491,176

Cost of sales, including buying and occupancy costs	4,920,241	4,678,000
Selling, general and administrative expenses	1,168,657	1,073,050
Interest expense, net	11,624	9,595

Income before provision for income taxes	765,115	730,531
Provision for income taxes	290,514	276,214

Net income	$474,601	$454,317

Basic earnings per share:
Net income	$0.70	$0.65
Weighted average common shares – basic	681,369	701,027

Diluted earnings per share:
Net income	$0.69	$0.64
Weighted average common shares – diluted	691,206	712,902

Cash dividends declared per share	$0.210	$0.175

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Net income	$474,601	$454,317

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax provisions of $19,155 in fiscal 2016 and $6,144 in fiscal 2015	41,453	36,091
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $3,531 in fiscal 2016 and $1,079 in fiscal 2015	5,367	1,618
Amortization of loss on cash flow hedge, net of related tax provision of $112 in fiscal 2016	171	—

Other comprehensive income (loss), net of tax	46,991	37,709

Total comprehensive income	$521,592	$492,026

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	May 2, 2015	January 31, 2015	May 3, 2014

ASSETS
Current assets:
Cash and cash equivalents	$2,259,965	$2,493,775	$2,059,296
Short-term investments	328,826	282,623	259,887
Accounts receivable, net	263,466	213,824	255,775
Merchandise inventories	3,531,600	3,217,923	3,208,460
Prepaid expenses and other current assets	327,055	356,824	319,019
Federal, state, and foreign income taxes recoverable	13,609	12,475	—
Current deferred income taxes, net	147,568	137,617	133,113

Total current assets	6,872,089	6,715,061	6,235,550

Property at cost:
Land and buildings	902,488	888,580	732,442
Leasehold costs and improvements	2,837,020	2,780,932	2,773,144
Furniture, fixtures and equipment	4,830,218	4,671,029	4,401,722

Total property at cost	8,569,726	8,340,541	7,907,308
Less accumulated depreciation and amortization	4,632,995	4,472,176	4,261,738

Net property at cost	3,936,731	3,868,365	3,645,570

Non-current deferred income taxes, net	22,998	24,546	29,605
Other assets	224,817	210,539	207,139
Goodwill and tradename, net of amortization	309,311	309,870	312,074

TOTAL ASSETS	$11,365,946	$11,128,381	$10,429,938

LIABILITIES
Current liabilities:
Accounts payable	$2,153,296	$2,007,511	$1,956,384
Accrued expenses and other current liabilities	1,741,429	1,796,122	1,532,592
Federal, foreign and state income taxes payable	241,811	126,001	216,284

Total current liabilities	4,136,536	3,929,634	3,705,260

Other long-term liabilities	878,389	888,137	691,871
Non-current deferred income taxes, net	436,819	422,516	475,068
Long-term debt	1,623,912	1,623,864	1,274,245
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 680,385,015; 684,733,200 and 700,312,077, respectively	680,385	684,733	700,312
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(507,394)	(554,385)	(161,823)
Retained earnings	4,117,299	4,133,882	3,745,005

Total shareholders’ equity	4,290,290	4,264,230	4,283,494

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,365,946	$11,128,381	$10,429,938

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$474,601	$454,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,540	144,155
Loss on property disposals and impairment charges	1,379	737
Deferred income tax provision	(17,707)	(6,736)
Share-based compensation	21,150	19,785
Excess tax benefits from share-based compensation	(28,430)	(12,833)
Changes in assets and liabilities:
(Increase) in accounts receivable	(48,734)	(44,779)
(Increase) in merchandise inventories	(298,651)	(225,953)
(Increase) in taxes recoverable	(1,134)	—
Decrease in prepaid expenses and other current assets	3,876	18,553
Increase in accounts payable	135,614	175,384
(Decrease) in accrued expenses and other liabilities	(94,926)	(211,068)
Increase in income taxes payable	144,510	164,437
Other	7,451	6,952

Net cash provided by operating activities	447,539	482,951

Cash flows from investing activities:
Property additions	(201,234)	(193,361)
Purchase of investments	(95,039)	(92,806)
Sales and maturities of investments	53,802	121,905

Net cash (used in) investing activities	(242,471)	(164,262)

Cash flows from financing activities:
Cash payments for repurchase of common stock	(419,905)	(359,996)
Proceeds from issuance of common stock	37,314	20,509
Excess tax benefits from share-based compensation	28,430	12,833
Cash dividends paid	(120,438)	(102,181)

Net cash (used in) financing activities	(474,599)	(428,835)

Effect of exchange rate changes on cash	35,721	19,696

Net (decrease) in cash and cash equivalents	(233,810)	(90,450)
Cash and cash equivalents at beginning of year	2,493,775	2,149,746

Cash and cash equivalents at end of period	$2,259,965	$2,059,296

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value $1			Retained Earnings	Total

Balance, January 31, 2015	684,733	$684,733	$—	$(554,385)	$4,133,882	$4,264,230
Net income	—	—	—	—	474,601	474,601
Other comprehensive income (loss), net of tax	—	—	—	46,991	—	46,991
Cash dividends declared on common stock	—	—	—	—	(142,943)	(142,943)
Recognition of share-based compensation	—	—	21,150	—	—	21,150
Issuance of common stock under Stock Incentive Plan and related tax effect	1,828	1,828	44,338	—	—	46,166
Common stock repurchased	(6,176)	(6,176)	(65,488)	—	(348,241)	(419,905)

Balance, May 2, 2015	680,385	$680,385	$—	$(507,394)	$4,117,299	$4,290,290

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note A. Summary of Significant Accounting Policies

Basis of Presentation: The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its financial statements for the periods reported, all in conformity with accounting principles generally accepted in the United States of America (“GAAP”) consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“fiscal 2015”).

These interim results are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

The January 31, 2015 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends January 30, 2016 (“fiscal 2016”) and is a 52-week fiscal year. Fiscal 2015 was also a 52-week fiscal year.

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock options awarded and uses the market price on the grant date for performance-based restricted stock awards. Total share-based compensation expense was $21.2 million for the quarter ended May 2, 2015 and $19.8 million for the quarter ended May 3, 2014. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 1.7 million shares of common stock exercised during the quarter ended May 2, 2015. There were options outstanding to purchase 28.2 million shares of common stock as of May 2, 2015.

Cash and Cash Equivalents: TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. As of May 2, 2015, TJX’s cash and cash equivalents held by its foreign subsidiaries were $1,114.9 million, of which $327.4 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Investments: Investments with maturities greater than 90 days but less than one year at the date of purchase are included in short-term investments. These investments are classified as trading securities and are stated at fair value. Investments are classified as either short- or long-term based on their original maturities. TJX’s investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its divisions, except at Sierra Trading Post (“STP”). TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $534.6 million at May 2, 2015, $495.2 million at January 31, 2015 and $409.3 million at May 3, 2014. Comparable amounts were reflected in accounts payable at those dates.

Leases: Construction of our new home office facility in Canada has been completed and TJX is precluded from derecognizing the asset due to continuing involvement beyond a normal leaseback. Therefore, the lease is accounted for as a financing transaction and the asset and related financing obligation recorded at January 31, 2015 remain on the consolidated balance sheet at May 2, 2015.

New Accounting Standards: In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the Financial Accounting Standards Board proposed an update to this rule which would defer its effective date for one year. The proposed update stipulates the new standard would be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For TJX, the standard will be effective in the first quarter of fiscal 2018. TJX is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In April 2015, a pronouncement was issued that allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. This update is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. TJX is currently evaluating the impact of the new pronouncement.

In April 2015, a pronouncement was issued that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For TJX, the standard will be effective in the first quarter of Fiscal 2017. TJX is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

Revisions: The cash flow impact of purchases and sales of investments designed to meet obligations under TJX’s Executive Savings Plan of approximately $9.2 million in the May 3, 2014 statement of cash flows has been adjusted to correct the presentation from ‘Other’, in operating activity, to “Purchase of investments’ or ‘Sales and maturities of investments’ in cash flows from investing activity. These revisions to the statement of cash flows represent errors that are not deemed to be material, individually or in the aggregate, to the prior period financial statements.

Note B. Reserves related to Former Operations

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations related to former business operations that TJX has either closed or sold. The reserve activity is presented below:

	Thirteen Weeks Ended
In thousands	May 2, 2015	May 3, 2014

Balance at beginning of year	$14,574	$31,363
Additions (reductions) to the reserve charged to net income:
Adjustments to lease-related obligations	—	(1,400)
Interest accretion	—	360
Charges against the reserve:
Lease-related obligations	(602)	(2,079)
Other	(372)	(4)

Balance at end of period	$13,600	$28,240

The lease-related obligations included in the reserve reflect TJX’s estimation of lease costs, net of estimated assignee/subtenant income, and the cost of probable claims against TJX for liability, as an original lessee and/or guarantor of the leases of A.J. Wright and other former TJX businesses, after mitigation of the number and cost of these lease obligations. TJX decreased the reserve by $1.4 million in the first quarter of fiscal 2015 to reflect a change in TJX’s estimate of lease-related obligations and/or assignee/subtenant income. The actual net cost of these lease-related obligations may differ from TJX’s estimate. TJX estimates that the majority of the former operations reserve will be paid in the next two years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

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

Note C. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for the related periods:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)

Balance, January 31, 2015	$(295,269)	$(254,806)	$(4,310)	$(554,385)
Foreign currency translation adjustments (net of taxes of $19,155)	41,453	—	—	41,453
Amortization of prior service cost and deferred gains/losses (net of taxes of $3,531)	—	5,367	—	5,367
Amortization of loss on cash flow hedge (net of taxes of $112)	—	—	171	171

Balance, May 2, 2015	$(253,816)	$(249,439)	$(4,139)	$(507,394)

Note D. Capital Stock and Earnings Per Share

Capital Stock: TJX repurchased and retired 6.1 million shares of its common stock at a cost of $415.0 million during the quarter ended May 2, 2015, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $419.9 million for the three months ended May 2, 2015 and $360.0 million for the three months ended May 3, 2014.

In February 2014, TJX’s Board of Directors announced a stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through May 2, 2015, TJX repurchased 16.9 million shares of common stock at a cost of $1.1 billion. At May 2, 2015, $899.2 million remained available for purchase under this program.

In February 2015, TJX’s Board of Directors announced another stock repurchase program that authorized the repurchase of up to an additional $2 billion of TJX common stock from time to time, all of which remained available at May 2, 2015.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	May 2, 2015	May 3, 2014

Basic earnings per share
Net income	$474,601	$454,317
Weighted average common shares outstanding for basic EPS	681,369	701,027

Basic earnings per share	$0.70	$0.65

Diluted earnings per share
Net income	$474,601	$454,317

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	681,369	701,027
Assumed exercise/vesting of:
Stock options and awards	9,837	11,875

Weighted average common shares outstanding for diluted EPS	691,206	712,902

Diluted earnings per share	$0.69	$0.64

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 4.7 million such options excluded for the thirteen weeks ended May 2, 2015. There were 4.2 million such options excluded for the thirteen weeks ended May 3, 2014.

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

Diesel Fuel Contracts: TJX hedges portions of its estimated notional diesel requirements, based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2015 and the first quarter of fiscal 2016, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2016. The hedge agreements outstanding at May 2, 2015 relate to approximately 76% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2016. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2016. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany and Poland), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at May 2, 2015 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2016. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 2, 2015:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 2, 2015

Fair value hedges:

Intercompany balances, primarily debt and related interest
	zł	94,073	C$	32,344	0.3438	Prepaid Exp / (Accrued Exp)	$801	$(13)	$788

		€39,000		£30,988	0.7946	Prepaid Exp	3,165	—	3,165

		€19,850	U.S.$	22,647	1.1409	Prepaid Exp	314	—	314

	U.S.$	83,400		£55,000	0.6595	(Accrued Exp)	—	(223)	(223)

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 2.6M – 3.0M gal per month		Float on 2.6M – 3.0M gal per month	N/A	(Accrued Exp)	—	(7,311)	(7,311)

Merchandise purchase commitments
	C$	461,464	U.S.$	375,455	0.8136	Prepaid Exp / (Accrued Exp)	3,200	(6,926)	(3,726)

	C$	14,596		€10,500	0.7194	Prepaid Exp / (Accrued Exp)	54	(297)	(243)

		£167,715	U.S.$	256,000	1.5264	Prepaid Exp / (Accrued Exp)	3,637	(1,603)	2,034

	zł	169,058		£30,156	0.1784	Prepaid Exp / (Accrued Exp)	57	(773)	(716)

	U.S.$	22,198		€20,228	0.9113	Prepaid Exp / (Accrued Exp)	637	(163)	474

Total fair value of financial instruments							$11,865	$(17,309)	$(5,444)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 3, 2014:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 3, 2014

Fair value hedges:

Intercompany balances, primarily debt and related interest
	zł	87,073	C$	30,585	0.3513	Prepaid Exp / (Accrued Exp)	$26	$(651)	$(625)

		€39,000		£32,369	0.8300	Prepaid Exp / (Accrued Exp)	513	(49)	464

		€44,850	U.S.$	61,842	1.3789	(Accrued Exp)	—	(350)	(350)

	U.S.$	90,309		£55,000	0.6090	Prepaid Exp	2,248	—	2,248

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 1.6M - 1.8M gal per month		Float on 1.6M - 1.8M gal per month	N/A	Prepaid Exp	1,001	—	1,001
Merchandise purchase commitments
	C$	411,075	U.S.$	374,675	0.9115	Prepaid Exp / (Accrued Exp)	3,346	(2,621)	725

	C$	15,483		€10,200	0.6588	Prepaid Exp / (Accrued Exp)	56	(8)	48

		£145,258	U.S.$	236,200	1.6261	(Accrued Exp)	—	(8,698)	(8,698)

	zł	128,099		£25,079	0.1958	Prepaid Exp / (Accrued Exp)	265	(54)	211

	U.S.$	23,376		€17,001	0.7273	Prepaid Exp / (Accrued Exp)	207	(8)	199

	U.S.$	844		¥5,138	6.0877	(Accrued Exp)	—	(24)	(24)

Total fair value of financial instruments							$7,662	$(12,463)	$(4,801)

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	May 2, 2015	May 3, 2014
Fair value hedges:

Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$2,044	$(58)

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	2,200	1,226

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(13,652)	(12,318)

Gain / (loss) recognized in income		$(9,408)	$(11,150)

Note F. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	May 2, 2015	January 31, 2015	May 3, 2014
Level 1
Assets:
Executive Savings Plan investments	$166,911	$151,936	$144,587

Level 2
Assets:
Short-term investments	$328,826	$282,623	$259,887
Foreign currency exchange contracts	11,865	39,419	6,661
Diesel fuel contracts	—	—	1,001

Liabilities:
Foreign currency exchange contracts	$9,998	$1,942	$12,463
Diesel fuel contracts	7,311	15,324	—

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

The fair value of TJX’s general corporate debt, was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of May 2, 2015 was $1.70 billion compared to a carrying value of $1.62 billion. The fair value of long-term debt as of January 31, 2015 was $1.73 billion compared to a carrying value of $1.62 billion. The fair value of long-term debt as of May 3, 2014 was $1.35 billion compared to a carrying value of $1.27 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

TJX’s cash equivalents are stated at cost, which approximates fair value, due to the short maturities of these instruments.

Note G. Segment Information

TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. TJX also operates STP, an off-price Internet retailer that operates sierratradingpost.com and a small number of stores in the U.S. The results of STP are included with the Marmaxx segment.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	May 2, 2015	May 3, 2014

Net sales:
In the United States:
Marmaxx	$4,495,410	$4,234,755
HomeGoods	880,193	757,152
TJX Canada	620,212	608,420
TJX Europe	869,822	890,849

	$6,865,637	$6,491,176

Segment profit:
In the United States:
Marmaxx	$652,303	$623,074
HomeGoods	121,299	98,205
TJX Canada	45,172	44,023
TJX Europe	26,355	38,261

	845,129	803,563

General corporate expense	68,390	63,437
Interest expense, net	11,624	9,595

Income before provision for income taxes	$765,115	$730,531

Note H. Pension Plans and Other Retirement Benefits

Presented below is financial information related to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental retirement plan (unfunded plan) for the periods shown.

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014

Service cost	$13,055	$10,123	$693	$450
Interest cost	12,949	12,297	871	694
Expected return on plan assets	(19,493)	(16,303)	—	—
Amortization of prior service cost	—	—	—	1
Recognized actuarial losses	8,547	3,257	1,379	303

Total expense	$15,058	$9,374	$2,943	$1,448

TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the funding target pursuant to the Internal Revenue Code section 430) or such other amount sufficient to avoid restrictions with respect to the funding of TJX’s nonqualified plans under the Internal Revenue Code. TJX does not anticipate any required funding in fiscal 2016 for the funded plan. TJX anticipates making payments of $3.3 million to provide current benefits coming due under the unfunded plan in fiscal 2016.

The amounts included in amortization of prior service cost and recognized actuarial losses in the table above have been reclassified in their entirety from other comprehensive income to the statements of income, net of related tax effects, for both periods presented.

TJX also has an unfunded postretirement medical plan which was closed to new benefits in fiscal 2006. The liability as of May 2, 2015 is estimated at $1.1 million, of which $944,000 is included in non-current liabilities on the balance sheet.

The amendment to the plan benefits in fiscal 2006 resulted in a negative plan amendment which is being amortized to income over the estimated average remaining life of the eligible plan participants. Amortization from other comprehensive income to net income was $864,000 for both the quarters ended May 2, 2015 and May 3, 2014.

Note I. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of May 2, 2015, January 31, 2015 and May 3, 2014. All amounts are net of unamortized debt discounts.

In thousands	May 2, 2015	January 31, 2015	May 3, 2014

General corporate debt:
4.20% senior unsecured notes, redeemed on July 8, 2014 (effective interest rate of 4.20% after reduction of unamortized debt discount of $7 at May 3, 2014)	$—	$—	$399,993
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $276 at May 2, 2015, $294 at January 31, 2015 and $347 at May 3, 2014)	374,724	374,706	374,653
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $356 at May 2, 2015, $367 at January 31, 2015 and $401 at May 3, 2014)	499,644	499,633	499,599
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $456 at May 2, 2015 and $475 at January 31, 2015)	749,544	749,525	—

Long-term debt	$1,623,912	$1,623,864	$1,274,245

At May 2, 2015, TJX had outstanding $750 million aggregate principal amount of 2.75% seven-year notes, due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.

At May 2, 2015, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $375 million aggregate principal amount of 6.95% ten-year notes due April 2019. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes and all of the 6.95% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes and 7.00% for the 6.95% notes.

At May 2, 2015, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. As of May 2, 2015, January 31, 2015 and May 3, 2014, and during the quarters and year then ended, there were no amounts outstanding under these facilities. At May 2, 2015, the agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016. These rates are based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities requires TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, consolidated rentals, depreciation and amortization (“EBITDAR”) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.

As of May 2, 2015, January 31, 2015 and May 3, 2014, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of May 2, 2015, January 31, 2015 and May 3, 2014, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of May 2, 2015, January 31, 2015 and May 3, 2014, TJX Europe had a credit line of £20 million. As of May 2, 2015, January 31, 2015, and May 3, 2014, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes

The effective income tax rate was 38.0% for the fiscal 2016 first quarter and 37.8% for fiscal 2015’s first quarter. The increase in the effective income tax rate for the first quarter of fiscal 2016 was primarily due to the jurisdictional mix of income.

TJX had net unrecognized tax benefits of $33.7 million as of May 2, 2015, $32.7 million as of January 31, 2015 and $27.0 million as of May 3, 2014.

TJX is subject to U.S. federal income tax as well as income tax in multiple states, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, including Canada, the tax years through fiscal 2006 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $10.5 million as of May 2, 2015; $10.1 million as of January 31, 2015 and $8.5 million as of May 3, 2014.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $15.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Thirteen Weeks (first quarter) Ended May 2, 2015

Compared to

The Thirteen Weeks (first quarter) Ended May 3, 2014

Overview

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,400 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX Europe (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe). We also operate Sierra Trading Post (STP), an off-price Internet retailer, which operates a small number of stores in the U.S. and sierratradingpost.com. The results of STP have been included with the Marmaxx segment.

Results of Operations

Highlights of our financial performance for the first quarter ended May 2, 2015 include the following:

•	Same store sales increased 5% in the first quarter of fiscal 2016 over an increase of 1% in the fiscal 2015 first quarter. The increase in the first quarter same store sales was almost entirely due to an increase in customer traffic. We also had a strong increase in units sold, which was largely offset by a reduction in the average ticket.

•	Net sales increased 6% to $6.9 billion for the fiscal 2016 first quarter. At May 2, 2015, stores in operation increased 6% and selling square footage increased 5% compared to the end of the fiscal 2015 first quarter. Overall, the growth in sales for home fashions outperformed apparel for the first quarter.

•	Diluted earnings per share for the first quarter of fiscal 2016 were $0.69, compared to $0.64 in the first quarter of fiscal 2015.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2016 was 11.1%, a 0.2 percentage point decrease from 11.3% for the same period last year.

•	Our cost of sales ratio for the first quarter of fiscal 2016 was 71.7%, a 0.4 percentage point improvement over the first quarter last year. The improvement in the first quarter was primarily due to an increase in merchandise margin and to a lesser extent, buying and occupancy expense leverage on our 5% same store sales growth.

•	Our selling, general and administrative expense ratio for the first quarter of fiscal 2016 was 17.0%, up 0.5 percentage points compared to prior year’s ratio. The increase in the ratio was due to a combination of higher employee payroll costs, incremental investments and pension costs.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit), and excluding our e-commerce businesses, were up 2% (up 4% on a constant currency basis) at the end of the first quarter of fiscal 2016 as compared to the prior year.

•	During the first quarter of fiscal 2016, we repurchased 6.1 million shares of our common stock at a cost of $415 million under our buyback program.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the first quarter ended May 2, 2015 totaled $6.9 billion, a 6% increase over consolidated net sales of $6.5 billion in the fiscal 2015 first quarter. The increase reflected a 5% increase in same store sales and a 4% increase in new store sales, offset by 3% negative impact of foreign currency exchange rates. This increase compares to sales growth of 5% in last year’s first quarter, which reflected a 1% increase in same store sales and a 4% increase in new store sales. Foreign currency exchange rates had a neutral impact on the fiscal 2015 sales growth.

As of May 2, 2015, our consolidated store count increased 6% and selling square footage increased 5% as compared to the end of the first quarter last year.

The same store sales increase for the first quarter was almost entirely due to an increase in customer traffic. We also had a strong increase in units sold which was largely offset by a decrease in the average ticket. On a consolidated basis, home fashions out performed apparel categories. In the U.S., the Southeast, Midwest and Southwest regions posted the strongest same stores sales for the first quarter. In Canada, same store sales were well above the consolidated average for the first quarter. In Europe, same store sales were below the consolidated average.

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

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended May 2, 2015	Percentage of Net Sales Thirteen Weeks Ended May 3, 2014

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.7	72.1
Selling, general and administrative expenses	17.0	16.5
Interest expense, net	0.2	0.1

Income before provision for income taxes*	11.1%	11.3%

*	Figures may not foot due to rounding

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

We refer to the impact of the above two items throughout our discussion as “foreign currency”. This does not include the impact currency exchange rates can have on various transactions that are denominated in a currency other than an operating division’s local currency. When discussing the impact on our results of the effect of currency exchange rates on such transactions we refer to it as “transactional foreign exchange’.

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales improved by 0.4 percentage points to 71.7% for the first quarter of fiscal 2016 as compared to the same period last year. The improvement in this ratio for the first quarter of fiscal 2016 was primarily due to an increase in merchandise margins and, to a lesser extent, buying and occupancy expense leverage on strong same store sales. These improvements were partially offset by an increase in distribution costs due to an increase in units sold as well as the negative impact from the mark-to-market adjustment on inventory-related hedges.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 17.0% in the first quarter of fiscal 2016, up 0.5 percentage points over last year’s ratio. The increase is primarily due to a combination of higher employee payroll costs, incremental investments and pension costs. The year-over-year comparison of this expense ratio also reflects negative impact of transactional foreign exchange costs in Europe.

Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
Dollars in thousands	May 2, 2015	May 3, 2014

Interest expense	$16,899	$15,324
Capitalized interest	(1,931)	(2,141)
Interest (income)	(3,344)	(3,588)

Interest expense, net	$11,624	$9,595

The increase in net interest expense for the first quarter of fiscal 2016 reflected the interest cost on the $750 million of 2.75% seven-year notes issued in the second quarter of fiscal 2015, partially offset by interest savings due to the July 2014 redemption of the $400 million 4.20% notes. See Note I to our unaudited consolidated financial statements for more information. In addition, fiscal 2016 reflected interest expense on the financing lease obligation related to TJX Canada’s new home office.

Income taxes: The effective income tax rate was 38.0% for the fiscal 2016 first quarter and 37.8% for last year’s first quarter. The increase in the effective income tax rate was primarily due to the jurisdictional mix of income.

Net income and net income per share: Net income for the first quarter of fiscal 2016 was $474.6 million, or $0.69 per diluted share, versus $454.3 million, or $0.64 per diluted share, in last year’s first quarter. Foreign currency had a $0.04 negative impact on earnings per share in the first quarter of fiscal 2016 compared to a $0.02 negative impact in the first quarter of fiscal 2015.

Our weighted average diluted shares outstanding affect the comparability of earnings per share. Our stock repurchases benefit our earnings per share. During the first quarter of fiscal 2016, we repurchased 6.1 million shares of our common stock at a cost of $415 million.

Segment information: We operate four main business segments. Marmaxx (T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. We also operate STP, an off-price Internet retailer, which operates sierratradingpost.com and a small number of stores in the U.S. The results of STP have been included with our Marmaxx segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended
Dollars in millions	May 2, 2015	May 3, 2014

Net sales	$4,495.4	$4,234.8
Segment profit	$652.3	$623.1
Segment profit as a percentage of net sales	14.5%	14.7%
Increase in same store sales	3%	0%
Stores in operation at end of period
T.J. Maxx	1,126	1,085
Marshalls	987	947
Sierra Trading Post	6	4

Total	2,119	2,036

Selling square footage at end of period (in thousands)
T.J. Maxx	25,671	24,806
Marshalls	23,942	23,192
Sierra Trading Post	122	83

Total	49,735	48,081

Net sales for Marmaxx increased 6% for the first quarter of fiscal 2016 as compared to the same period last year. Same store sales for Marmaxx were up 3% in the first quarter of fiscal 2016 and were flat in the first quarter of fiscal 2015. Same store sales growth at Marmaxx for the first quarter ended May 2, 2015 was driven by an increase in customer traffic. Marmaxx sales also reflect an increase in units sold which was essentially offset by a decrease in the average ticket. The reduction in the average ticket was a strategic decision which increased the units processed through our distribution network and which we believe led to an increase in the units sold. Geographically, same store sales were strongest in the Southeast, Midwest and Southwest regions in the first quarter of fiscal 2016. Home fashions and apparel both performed well during the fiscal 2016 first quarter.

Segment profit margin decreased to 14.5% for the first quarter of fiscal 2016 compared to 14.7% for the same period last year. Overall merchandise margin increased by 0.3 percentage points although this was more than offset by higher distribution costs, reflecting the increase in units processed as well as higher payroll and pension costs. In addition, e-commerce overall had a negative impact in year-over-year segment margin comparisons of 0.2 percentage points.

HomeGoods

	Thirteen Weeks Ended
Dollars in millions	May 2, 2015	May 3, 2014

Net sales	$880.2	$757.2
Segment profit	$121.3	$98.2
Segment profit as a percentage of net sales	13.8%	13.0%
Increase in same store sales	9%	3%
Stores in operation at end of period	498	458
Selling square footage at end of period (in thousands)	9,745	9,010

HomeGoods net sales increased 16% in the first quarter of fiscal 2016 over the same period last year. Same store sales increased 9% for the first quarter ended May 2, 2015 over an increase of 3% in the comparable period ended May 3, 2014. The increases in the first quarter of fiscal 2016 were driven by an increase in customer traffic as well as an increase in units sold.

Segment profit margin increased to 13.8% for the first quarter of fiscal 2016 compared to 13.0% for the same period last year. The growth in segment margin for the first quarter was driven by buying and occupancy expense leverage on strong same store sales as well as an increase in merchandise margin. The first quarter benefits to segment margin were partially offset by an increase in distribution costs as a percentage of sales, as HomeGoods brought its new distribution center into service in the third quarter of fiscal 2015.

International Segments:

TJX Canada

	Thirteen Weeks Ended
U.S. Dollars in millions	May 2, 2015	May 3, 2014

Net sales	$620.2	$608.4
Segment profit	$45.2	$44.0
Segment profit as a percentage of net sales	7.3%	7.2%
Increase (decrease) in same store sales	11%	(1)%
Stores in operation at end of period
Winners	239	230
HomeSense	97	92
Marshalls	39	32

Total	375	354

Selling square footage at end of period (in thousands)
Winners	5,384	5,254
HomeSense	1,844	1,769
Marshalls	936	778

Total	8,164	7,801

Net sales for TJX Canada increased 2% for the first quarter ended May 2, 2015 compared to the same period last year. Currency exchange translation negatively impacted fiscal 2016 first quarter sales growth by $80 million, or 13 percentage points, as compared to the same period last year. Same store sales, which are presented on a constant currency basis, increased 11% for the first quarter of fiscal 2016 primarily driven by increase in customer traffic.

Segment profit margin increased to 7.3% for the first quarter ended May 2, 2015 compared to 7.2% last year. Foreign currency had a significant impact on segment margin which negatively impacted year over year comparisons by 1.5 percentage points. Merchandise margins decreased for the first quarter largely due to transactional foreign exchange as the change in currency exchange rates increased TJX Canada’s cost of merchandise purchased in U.S. dollars as compared to last year’s first quarter. However, this decline was more than offset by expense leverage on strong same store sales, particularly buying and occupancy costs.

TJX Europe

	Thirteen Weeks Ended
U.S. Dollars in millions	May 2, 2015	May 3, 2014

Net sales	$869.8	$890.8
Segment profit	$26.4	$38.3
Segment profit as a percentage of net sales	3.0%	4.3%
Increase in same store sales	3%	8%
Stores in operation at end of period
T.K. Maxx	416	380
HomeSense	33	28

Total	449	408

Selling square footage at end of period (in thousands)
T.K. Maxx	9,266	8,579
HomeSense	545	464

Total	9,811	9,043

Net sales for TJX Europe decreased 2% for the first quarter ended May 2, 2015, compared to the same period last year. This decline was entirely due to foreign currency translation which negatively impacted first quarter sales growth by $121 million, or 13 percentage points. Same store sales increased 3% in the first quarter ended May 2, 2015, virtually all of which is attributable to increased customer traffic, over an increase of 8% in the comparable period last year.

Segment profit for the first quarter of fiscal 2016 was $26.4 million compared to $38.3 million last year, and segment margin decreased 1.3 percentage points to 3.0%. This decline in segment margin as compared to last year’s first quarter reflects the impact of several of our investment initiatives, including our new store openings in Austria. These initiatives include costs associated with centralizing support areas of our business, as well as building out our infrastructure in order to leverage the organization and support our European growth plans. Segment margin was also negatively impacted by transactional foreign exchange primarily due to the volume of activity in multiple currencies, especially the Euro, resulting in increased foreign currency losses in the first quarter of fiscal 2016 as compared to last year.

General corporate expense

	Thirteen Weeks Ended
Dollars in millions	May 2, 2015	May 3, 2014

General corporate expense	$68.4	$63.4

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses.

The increase in general corporate expense for the first quarter of fiscal 2016 as compared to the prior year reflects increases in benefit costs, primarily pension, as well as increases in systems and technology costs partially offset by the favorable impact of a mark-to-market adjustment of the fuel hedge contracts in the first quarter of fiscal 2016 as compared to last year’s first quarter.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $448 million for the three months ended May 2, 2015, a decrease of $35 million from the $483 million provided in the three months ended May 3, 2014. Net income provided cash of $475 million in the first three months of fiscal 2016 an increase of $21 million over net income of $454 million in last year’s first quarter. This increase was essentially offset by the change in accounts receivable and prepaid expenses which negatively impacted year over year cash flows by $19 million, primarily due to an increase in prepaid service contracts. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $163 million in the first three months of fiscal 2016 compared to a use of cash of $51 million in fiscal 2015. This additional use of cash of $112 million in fiscal 2016 primarily reflects an increase in packaway inventory at the end of the fiscal 2016 first quarter as compared to the prior year as well as the timing of merchandise acquired for the second quarter. This reduction in cash flows from operations was partially offset by the favorable impact of the change in accrued expenses and income taxes payable which provided cash of $50 million in the fiscal 2016 first quarter compared to use of cash of $47 million for the same period last year, resulting in an increase in operating cash flows of $97 million. This favorable change in cash flows was driven by a general increase in operating expense accruals at the end of the current year’s first quarter as compared to the prior year as well as a reduction in incentive plan payments in the fiscal 2016 first quarter as compared to the comparable period last year. Lastly, the excess tax benefits from share based compensation are required to be classified as financing cash flows and had the effect of reducing operating cash flows by an additional $16 million in fiscal 2016 as compared to the prior year.

Investing activities in the first three months of fiscal 2016 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network. Cash outflows for property additions amounted to $201 million in the three months ended May 2, 2015, compared to $193 million in the comparable period last year. We anticipate that capital spending for fiscal 2016 will be approximately $975 million. We also purchased $95 million of investments in the first three month of fiscal 2016 versus $ 93 million in the comparable prior year period and $54 million of investments were sold or matured in the current three month period versus $122 million in the prior year. This activity primarily relates to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.

Cash flows from financing activities resulted in a net cash outflow of $475 million in the first three months of fiscal 2016, compared to a net cash outflow of $429 million in the same period last year. Financing activities include the cash flows relating to our common stock and our stock incentive plan. We spent $420 million to repurchase 6.2 million shares of our stock in the first three months of fiscal 2016 compared to $360 million to repurchase 6.0 million shares in the same period last year. See Note D to our unaudited consolidated financial statements for more information. In February 2015, we announced an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX stock from time to time. We currently plan to repurchase approximately $1.8 billion to $1.9 billion of stock under our stock repurchase programs in fiscal 2016. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $66 million of proceeds, including excess tax benefits, related to the exercise of stock options in the first three months of fiscal 2016, versus $33 million in proceeds in the same period last year and dividends paid on common stock in the first three months of fiscal 2016 were $120 million, versus $102 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of May 2, 2015, approximately 49% of our cash was held by our foreign subsidiaries with $327 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Australia. If we repatriate cash from these subsidiaries, we should not incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I to the unaudited consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Recently Issued Accounting Pronouncements

See Note A to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, for recently issued accounting standards, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows.

Forward-looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: execution of buying strategy and inventory management; operational and business expansion and management of large size and scale; customer trends and preferences; marketing, advertising and promotional programs; competition; personnel recruitment and retention; labor costs and workforce challenges; economic conditions and consumer spending; data security; information systems and new technology; adverse or unseasonable weather; serious disruptions or catastrophic events; seasonal influences; corporate and retail banner reputation; merchandise quality and safety; expanding international operations; merchandise importing; commodity pricing; fluctuations in foreign currency exchange rates; fluctuations in quarterly operating results and market expectations; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation, legal matters and proceedings; tax matters; real estate activities; cash flow and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 31, 2015.

Item 4.	Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2015 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended May 2, 2015 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2015, as filed with the Securities Exchange Commission on March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2016 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

February 1, 2015 through February 28, 2015	1,472,514	$67.91	1,472,514	$3,214,150,692

March 1, 2015 through April 4, 2015	2,478,206	$68.70	2,357,977	$3,052,151,333

April 5, 2015 through May 2, 2015	2,432,452	$67.29	2,273,791	$2,899,151,356

Total:	6,383,172		6,104,282

(1)	Consists of shares repurchased under publicly announced stock repurchase programs and 278,890 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	In February 2015, TJX announced that the Board of Directors had authorized our 16th stock repurchase program for an additional $2 billion.

Item 6.	Exhibits.

10.1	Letter Agreement between Bernard Cammarata and The TJX Companies, Inc., dated April 20, 2015

10.2	Letter Agreement between Michael MacMillan, NBC Attire, Inc. and The TJX Companies, Inc., dated March 30, 2015

10.3	The Supplemental Executive Retirement Plan (2015 Restatement)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 29, 2015

	By	/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	Letter Agreement between Bernard Cammarata and The TJX Companies, Inc., dated April 20, 2015

10.2	Letter Agreement between Michael MacMillan, NBC Attire, Inc. and The TJX Companies, Inc., dated March 30, 2015

10.3	The Supplemental Executive Retirement Plan (2015 Restatement)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.