Form 10-Q
period 2015-08-01
TJX COMPANIES INC /DE/
filed 2015-08-28
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2015

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

The number of shares of registrant’s common stock outstanding as of August 1, 2015: 674,370,829

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014
Net sales	$7,363,731	$6,917,212

Cost of sales, including buying and occupancy costs	5,219,191	4,935,856
Selling, general and administrative expenses	1,247,538	1,122,758
Loss on early extinguishment of debt	—	16,830
Interest expense, net	10,808	11,150

Income before provision for income taxes	886,194	830,618
Provision for income taxes	336,859	312,994

Net income	$549,335	$517,624

Basic earnings per share:
Net income	$0.81	$0.75
Weighted average common shares – basic	676,082	694,217

Diluted earnings per share:
Net income	$0.80	$0.73
Weighted average common shares – diluted	685,322	705,200

Cash dividends declared per share	$0.210	$0.175

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Net sales	$14,229,368	$13,408,388

Cost of sales, including buying and occupancy costs	10,139,432	9,613,856
Selling, general and administrative expenses	2,416,195	2,195,808
Loss on early extinguishment of debt	—	16,830
Interest expense, net	22,432	20,745

Income before provision for income taxes	1,651,309	1,561,149
Provision for income taxes	627,373	589,208

Net income	$1,023,936	$971,941

Basic earnings per share:
Net income	$1.51	$1.39
Weighted average common shares – basic	678,735	697,622

Diluted earnings per share:
Net income	$1.49	$1.37
Weighted average common shares – diluted	688,579	709,220

Cash dividends declared per share	$0.420	$0.350

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014
Net income	$549,335	$517,624

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefit of $32,188 in fiscal 2016 and provision of $2,075 in fiscal 2015	(35,289)	(2,641)
Loss on cash flow hedge, net of related tax benefit of $3,175 in fiscal 2015	—	(4,762)
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provision of $3,660 in fiscal 2016 and $1,078 in fiscal 2015	5,565	1,618
Amortization of loss on cash flow hedge, net of related tax provision of $113 in fiscal 2016 and $76 in fiscal 2015	171	113

Other comprehensive income (loss), net of tax	(29,553)	(5,672)

Total comprehensive income	$519,782	$511,952

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Net income	$1,023,936	$971,941

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefit of $13,033 in fiscal 2016 and provision of $8,219 in fiscal 2015	6,164	33,450
Loss on cash flow hedge, net of related tax benefit of $3,175 in fiscal 2015	—	(4,762)
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provision of $7,191 in fiscal 2016 and $2,157 in fiscal 2015	10,932	3,236
Amortization of loss on cash flow hedge, net of related tax provision of $225 in fiscal 2016 and $76 in fiscal 2015	342	113

Other comprehensive income (loss), net of tax	17,438	32,037

Total comprehensive income	$1,041,374	$1,003,978

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,910,770	$2,493,775	$2,183,330
Short-term investments	327,506	282,623	285,003
Accounts receivable, net	260,952	213,824	242,549
Merchandise inventories	3,749,636	3,217,923	3,388,182
Prepaid expenses and other current assets	405,032	356,824	380,671
Federal, state, and foreign income taxes recoverable	14,743	12,475	—
Current deferred income taxes, net	128,198	137,617	114,028

Total current assets	6,796,837	6,715,061	6,593,763

Property at cost:
Land and buildings	905,386	888,580	755,892
Leasehold costs and improvements	2,886,571	2,780,932	2,829,345
Furniture, fixtures and equipment	4,936,611	4,671,029	4,564,882

Total property at cost	8,728,568	8,340,541	8,150,119
Less accumulated depreciation and amortization	4,732,590	4,472,176	4,374,082

Net property at cost	3,995,978	3,868,365	3,776,037

Non-current deferred income taxes, net	21,449	24,546	27,703
Other assets	218,239	210,539	213,051
Goodwill and tradename, net of amortization	308,539	309,870	311,443

TOTAL ASSETS	$11,341,042	$11,128,381	$10,921,997

LIABILITIES
Current liabilities:
Accounts payable	$2,258,997	$2,007,511	$2,148,432
Accrued expenses and other current liabilities	1,834,153	1,796,122	1,645,976
Federal, state and foreign income taxes payable	67,711	126,001	30,521

Total current liabilities	4,160,861	3,929,634	3,824,929

Other long-term liabilities	888,281	888,137	727,910
Non-current deferred income taxes, net	391,874	422,516	470,737
Long-term debt	1,623,959	1,623,864	1,623,769
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 674,370,829; 684,733,200 and 692,941,647, respectively	674,370	684,733	692,942
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(536,947)	(554,385)	(167,495)
Retained earnings	4,138,644	4,133,882	3,749,205

Total shareholders’ equity	4,276,067	4,264,230	4,274,652

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,341,042	$11,128,381	$10,921,997

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net income	$1,023,936	$971,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	298,458	291,651
Loss on property disposals and impairment charges	1,366	1,734
Deferred income tax provision	(14,902)	9,647
Share-based compensation	43,767	42,000
Excess tax benefits from share-based compensation	(33,977)	(21,025)
Loss on early extinguishment of debt	—	16,830
Changes in assets and liabilities:
(Increase) in accounts receivable	(46,922)	(31,778)
(Increase) in merchandise inventories	(525,327)	(406,861)
(Increase) in taxes recoverable	(2,268)	—
(Increase) in prepaid expenses and other current assets	(59,869)	(42,664)
Increase in accounts payable	249,627	367,191
Increase (decrease) in accrued expenses and other liabilities	8,297	(109,476)
(Decrease) in income taxes payable	(23,761)	(13,050)
Other	10,155	12,235

Net cash provided by operating activities	928,580	1,088,375

Cash flows from investing activities:
Property additions	(404,875)	(425,115)
Purchase of investments	(225,687)	(193,509)
Sales and maturities of investments	159,729	195,263

Net cash (used in) investing activities	(470,833)	(423,361)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	749,475
Cash payments for extinguishment of debt	—	(416,357)
Cash payments for repurchase of common stock	(851,081)	(799,784)
Cash payments for debt issuance expenses	—	(6,185)
Cash payments for rate lock agreement	—	(7,937)
Proceeds from issuance of common stock	47,992	30,470
Excess tax benefits from share-based compensation	33,977	21,025
Cash dividends paid	(262,882)	(224,269)

Net cash (used in) financing activities	(1,031,994)	(653,562)

Effect of exchange rate changes on cash	(8,758)	22,132

Net (decrease) increase in cash and cash equivalents	(583,005)	33,584
Cash and cash equivalents at beginning of year	2,493,775	2,149,746

Cash and cash equivalents at end of period	$1,910,770	$2,183,330

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value $1
Balance, January 31, 2015	684,733	$684,733	$—	$(554,385)	$4,133,882	$4,264,230
Net income	—	—	—	—	1,023,936	1,023,936
Other comprehensive income (loss), net of tax	—	—	—	17,438	—	17,438
Cash dividends declared on common stock	—	—	—	—	(284,602)	(284,602)
Recognition of share-based compensation	—	—	43,767	—	—	43,767
Issuance of common stock under Stock Incentive Plan and related tax effect	2,295	2,295	60,084	—	—	62,379
Common stock repurchased	(12,658)	(12,658)	(103,851)	—	(734,572)	(851,081)

Balance, August 1, 2015	674,370	$674,370	$—	$(536,947)	$4,138,644	$4,276,067

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

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock options awarded and uses the market price on the grant date for performance-based restricted stock awards. Total share-based compensation expense was $22.6 million for the quarter ended August 1, 2015 and $22.2 million for the quarter ended August 2, 2014. Total share-based compensation expense was $43.8 million for the six months ended August 1, 2015 and $42.0 million for the six months ended August 2, 2014. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 0.5 million shares of common stock exercised during the quarter ended August 1, 2015 and options to purchase 2.2 million shares of common stock exercised during the six months ended August 1, 2015. There were options outstanding to purchase 27.7 million shares of common stock as of August 1, 2015. As of August 1, 2015, there was $112.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under TJX’s stock incentive plan.

Cash and Cash Equivalents: TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. As of August 1, 2015, TJX’s cash and cash equivalents held by its foreign subsidiaries were $1,100.3 million, of which $327.0 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

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

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its divisions, except at Sierra Trading Post (“STP”). TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $638.2 million at August 1, 2015, $495.2 million at January 31, 2015 and $472.6 million at August 2, 2014. Comparable amounts were reflected in accounts payable at those dates.

Leases: Construction of TJX Canada’s new home office has been completed and TJX is precluded from derecognizing the asset due to continuing involvement beyond a normal leaseback.

Therefore, the lease is accounted for as a financing transaction and the asset and related financing obligation recorded at January 31, 2015 remain on the consolidated balance sheet at August 1, 2015.

New Accounting Standards: In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the Financial Accounting Standards Board proposed an update to this rule which would defer its effective date for one year. The proposed update stipulates the new standard would be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For TJX, the standard will be effective in the first quarter of the year ending January 26, 2019. TJX is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In April 2015, a pronouncement was issued that allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. This update is effective for interim and annual reporting periods beginning after December 15, 2015. TJX is currently evaluating the impact of the new pronouncement.

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

Revisions: The cash flow impact of purchases and sales of investments designed to meet obligations under TJX’s Executive Savings Plan of approximately $12.4 million in the August 2, 2014 statement of cash flows has been adjusted to correct the presentation from ‘Other’, in operating activity, to ‘Purchase of investments’ or ‘Sales and maturities of investments’ in cash flows from investing activity. These revisions to the statement of cash flows represent errors that are not deemed to be material, individually or in the aggregate, to the prior period financial statements.

Note B. Reserves Related to Former Operations

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations related to former business operations that TJX has either closed or sold. The reserve activity is presented below:

	Twenty-Six Weeks Ended
In thousands	August 1, 2015	August 2, 2014
Balance at beginning of year	$14,574	$31,363
Additions (reductions) to the reserve charged to net income:
Adjustments to lease-related obligations	—	(6,500)
Interest accretion	—	415
Charges against the reserve:
Lease-related obligations	(1,150)	(3,232)
Other	(388)	(34)

Balance at end of period	$13,036	$22,012

The lease-related obligations included in the reserve reflect TJX’s estimation of lease costs, net of estimated assignee/subtenant income, and the cost of probable claims against TJX for liability, as an original lessee and/or guarantor of the leases of A.J. Wright and other former TJX businesses, after mitigation of the number and cost of these lease obligations. During the first six months of fiscal 2015, TJX decreased this reserve by $6.5 million to reflect a change in the Company’s estimate of the subtenant income. The actual net cost of these lease-related obligations may differ from TJX’s estimate. TJX estimates that the majority of the former operations reserve will be paid in the next two years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

TJX may also be contingently liable on up to 12 leases of former TJX businesses, in addition to leases included in the reserve. The reserve for former operations does not reflect these leases because TJX believes that the likelihood of future liability to TJX is remote.

Note C. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for the related periods:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, January 31, 2015	$(295,269)	$(254,806)	$(4,310)	$(554,385)
Foreign currency translation adjustments (net of taxes of $13,033)	6,164	—	—	6,164
Amortization of prior service cost and deferred gains/losses (net of taxes of $7,191)	—	10,932	—	10,932
Amortization of loss on cash flow hedge (net of taxes of $225)	—	—	342	342

Balance, August 1, 2015	$(289,105)	$(243,874)	$(3,968)	$(536,947)

Note D. Capital Stock and Earnings Per Share

Capital Stock: TJX repurchased and retired 6.6 million shares of its common stock at a cost of $440.0 million during the quarter ended August 1, 2015, on a “trade date” basis. During the six months ended August 1, 2015, TJX repurchased and retired 12.7 million shares of its common stock at a cost of $855.0 million, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $851.1 million for the six months ended August 1, 2015 and $799.8 million for the six months ended August 2, 2014.

In February 2014, TJX’s Board of Directors announced a stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through August 1, 2015, TJX repurchased 23.5 million shares of common stock at a cost of $1.5 billion. At August 1, 2015, $459.2 million remained available for purchase under this program.

In February 2015, TJX’s Board of Directors announced another stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time, all of which remained available at August 1, 2015.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	August 1, 2015	August 2, 2014
Basic earnings per share
Net income	$549,335	$517,624
Weighted average common shares outstanding for basic EPS	676,082	694,217

Basic earnings per share	$0.81	$0.75

Diluted earnings per share
Net income	$549,335	$517,624

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	676,082	694,217
Assumed exercise/vesting of:
Stock options and awards	9,240	10,983

Weighted average common shares outstanding for diluted EPS	685,322	705,200

Diluted earnings per share	$0.80	$0.73

	Twenty-Six Weeks Ended
In thousands, except per share data	August 1, 2015	August 2, 2014
Basic earnings per share
Net income	$1,023,936	$971,941
Weighted average common shares outstanding for basic EPS	678,735	697,622

Basic earnings per share	$1.51	$1.39

Diluted earnings per share
Net income	$1,023,936	$971,941

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	678,735	697,622
Assumed exercise/vesting of:
Stock options and awards	9,844	11,598

Weighted average common shares outstanding for diluted EPS	688,579	709,220

Diluted earnings per share	$1.49	$1.37

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were no such options excluded for either the thirteen weeks or the twenty-six weeks ended August 1, 2015. There were 4.6 million such options excluded for the thirteen weeks ended August 2, 2014 and 4.2 million such options excluded for the twenty-six weeks ended August 2, 2014.

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

Diesel Fuel Contracts: TJX hedges portions of its estimated notional diesel requirements, based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2015 and the first six months of fiscal 2016, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2016. In addition, during fiscal 2016, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first half of fiscal 2017. The hedge agreements outstanding at August 1, 2015 relate to approximately 56% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2016 and approximately 40% of TJX’s estimated notional diesel requirements for the first six months of the fiscal year ending January 28, 2017 (fiscal 2017). These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2016 and the first seven months of fiscal 2017. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany, Poland and Austria), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at August 1, 2015 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2016 and the first quarter of fiscal 2017. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 1, 2015:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 1, 2015
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	87,073	C$	29,560	0.3395	(Accrued Exp)	$—	$(440)	$(440)
	zł	25,000		£4,547	0.1819	Prepaid Exp	496	—	496
		€39,000		£28,873	0.7403	Prepaid Exp	2,075	—	2,075
		€19,850	U.S.$	22,647	1.1409	Prepaid Exp	777	—	777
	U.S.$	83,400		£55,000	0.6595	Prepaid Exp	2,423	—	2,423

Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 1.2M – 3.0M gal per month		Float on 1.2M – 3.0M gal per month	N/A	(Accrued Exp)	—	(12,414)	(12,414)
Merchandise purchase commitments
	C$	454,974	U.S.$	364,410	0.8009	Prepaid Exp	16,976	—	16,976
	C$	18,935		€13,700	0.7235	Prepaid Exp	592	—	592
		£192,482	U.S.$	297,000	1.5430	Prepaid Exp / (Accrued Exp)	493	(4,087)	(3,594)
	U.S.$	929		£605	0.6512	Prepaid Exp	16	—	16
	zł	230,328		£40,405	0.1754	Prepaid Exp	2,170	—	2,170
	U.S.$	30,473		€27,486	0.9020	Prepaid Exp / (Accrued Exp)	185	(448)	(263)

Total fair value of financial instruments							$26,203	$(17,389)	$8,814

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 2, 2014:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 2, 2014
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	87,073	C$	30,585	0.3513	Prepaid Exp / (Accrued Exp)	$375	$(192)	$183
		€39,000		£31,968	0.8197	Prepaid Exp	1,191	—	1,191
		€44,850	U.S.$	61,842	1.3789	Prepaid Exp	1,576	—	1,576
	U.S.$	90,309		£55,000	0.6090	Prepaid Exp	2,041	—	2,041
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 525K -1.8M gal per month		Float on 525K -1.8M gal per month	N/A	Prepaid Exp	273	—	273
Merchandise purchase commitments
	C$	360,131	U.S.$	327,800	0.9102	Prepaid Exp / (Accrued Exp)	1,171	(2,870)	(1,699)
	C$	16,255		€10,800	0.6644	Prepaid Exp / (Accrued Exp)	18	(398)	(380)
		£105,657	U.S.$	174,000	1.6468	Prepaid Exp / (Accrued Exp)	554	(4,207)	(3,653)
	zł	168,860		£32,535	0.1927	Prepaid Exp / (Accrued Exp)	724	(20)	704
	U.S.$	28,980		€21,243	0.7330	(Accrued Exp)	—	(453)	(453)
	U.S.$	113		¥691	6.1216	(Accrued Exp)	—	(1)	(1)

Total fair value of financial instruments							$7,923	$(8,141)	$(218)

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	August 1, 2015	August 2, 2014
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$5,664	$3,936
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(11,491)	(321)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	21,195	(3,378)

Gain / (loss) recognized in income		$15,368	$237

		Amount of Gain (Loss) Recognized in Income by Derivative
		Twenty-Six Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	August 1, 2015	August 2, 2014
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$7,708	$3,878
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(9,291)	905
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	7,543	(15,696)

Gain / (loss) recognized in income		$5,960	$(10,913)

Note F. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	August 1, 2015	January 31, 2015	August 2, 2014
Level 1
Assets:
Executive Savings Plan investments	$167,669	$151,936	$150,193

Level 2
Assets:
Short-term investments	$327,506	$282,623	$285,003
Foreign currency exchange contracts	26,203	39,419	7,650
Diesel fuel contracts	—	—	273

Liabilities:
Foreign currency exchange contracts	$4,975	$1,942	$8,141
Diesel fuel contracts	12,414	15,324	—

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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of August 1, 2015 was $1.69 billion compared to a carrying value of $1.62 billion. The fair value of long-term debt as of January 31, 2015 was $1.73 billion compared to a carrying value of $1.62 billion. The fair value of long-term debt as of August 2, 2014 was $1.68 billion compared to a carrying value of $1.62 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.

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

On July 28, 2015, TJX announced that it had signed a definitive agreement to acquire Trade Secret, an off-price retailer that operates 35 stores in Australia, from Gazal Corporation Limited for AUD $80 million. TJX expects the transaction, which has customary conditions to closing, to be consummated by the end of calendar 2015.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	August 1, 2015	August 2, 2014
Net sales:
In the United States:
Marmaxx	$4,805,883	$4,493,878
HomeGoods	895,378	773,071
TJX Canada	699,347	695,924
TJX Europe	963,123	954,339

	$7,363,731	$6,917,212

Segment profit:
In the United States:
Marmaxx	$715,546	$685,614
HomeGoods	112,135	94,635
TJX Canada	119,681	95,024
TJX Europe	50,874	55,614

	998,236	930,887

General corporate expense	101,234	72,289
Loss on early extinguishment of debt	—	16,830
Interest expense, net	10,808	11,150

Income before provision for income taxes	$886,194	$830,618

	Twenty-Six Weeks Ended
In thousands	August 1, 2015	August 2, 2014
Net sales:
In the United States:
Marmaxx	$9,301,293	$8,728,633
HomeGoods	1,775,571	1,530,223
TJX Canada	1,319,559	1,304,344
TJX Europe	1,832,945	1,845,188

	$14,229,368	$13,408,388

Segment profit:
In the United States:
Marmaxx	$1,367,849	$1,308,688
HomeGoods	233,434	192,840
TJX Canada	164,853	139,047
TJX Europe	77,229	93,875

	1,843,365	1,734,450

General corporate expense	169,624	135,726
Loss on early extinguishment of debt	—	16,830
Interest expense, net	22,432	20,745

Income before provision for income taxes	$1,651,309	$1,561,149

Note H. Pension Plans and Other Retirement Benefits

Presented below is financial information related to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental retirement plan (unfunded plan) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Service cost	$13,053	$10,123	$694	$449
Interest cost	12,949	12,297	871	694
Expected return on plan assets	(19,493)	(16,302)	—	—
Recognized actuarial losses	8,547	3,256	1,379	306

Total expense	$15,056	$9,374	$2,944	$1,449

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Service cost	$26,108	$20,246	$1,387	$899
Interest cost	25,898	24,594	1,742	1,388
Expected return on plan assets	(38,986)	(32,605)	—	—
Amortization of prior service cost	—	—	—	1
Recognized actuarial losses	17,094	6,513	2,758	609

Total expense	$30,114	$18,748	$5,887	$2,897

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

The amounts included in amortization of prior service cost and recognized actuarial losses in the table above have been reclassified in their entirety from other comprehensive income to the statements of income, net of related tax effects, for the periods presented.

TJX also has an unfunded postretirement medical plan which was closed to new benefits in fiscal 2006. The liability as of August 1, 2015 is estimated at $1.1 million, of which $1.0 million is included in non-current liabilities on the balance sheet.

The amendment to the plan benefits in fiscal 2006 resulted in a negative plan amendment which is being amortized to income over the estimated average remaining life of the eligible plan participants. Amortization from other comprehensive income to net income was $864,000 for both the quarters ended August 1, 2015 and August 2, 2014. Amortization from other comprehensive income to net income was $1.7 million for both the twenty-six weeks ended August 1, 2015 and the twenty-six weeks ended August 2, 2014.

Note I. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of August 1, 2015, January 31, 2015 and August 2, 2014. All amounts are net of unamortized debt discounts.

In thousands	August 1, 2015	January 31, 2015	August 2, 2014
General corporate debt:
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $258 at August 1, 2015, $294 at January 31, 2015 and $329 at August 2, 2014)	$374,742	$374,706	$374,671
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $346 at August 1, 2015, $367 at January 31, 2015 and $389 at August 2, 2014)	499,654	499,633	499,611
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $437 at August 1, 2015, $475 at January 31, 2015 and $513 at August 2, 2014)	749,563	749,525	749,487

Long-term debt	$1,623,959	$1,623,864	$1,623,769

At August 1, 2015, TJX had outstanding $750 million aggregate principal amount of 2.75% seven-year notes, due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.

At August 1, 2015, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $375 million aggregate principal amount of 6.95% ten-year notes due April 2019. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes and all of the 6.95% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes and 7.00% for the 6.95% notes.

At August 1, 2015, January 31, 2015 and August 2, 2014, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. As of August 1, 2015, January 31, 2015 and August 2, 2014, and during the quarters and year then ended, there were no amounts outstanding under these facilities. At August 1, 2015, the agreements require quarterly payments on the unused committed amounts of 8.0 basis points for the agreement maturing in 2017 and 12.5 basis points for the agreement maturing in 2016. These rates are based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities requires TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, depreciation and amortization, and consolidated rentals (“EBITDAR”) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at August 1, 2015, January 31, 2015 and August 2, 2014.

As of August 1, 2015, January 31, 2015 and August 2, 2014, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of August 1, 2015, January 31, 2015 and August 2, 2014, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of August 1, 2015, January 31, 2015 and August 2, 2014, TJX Europe had a credit line of £20 million. As of August 1, 2015, January 31, 2015, and August 2, 2014, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes

The effective income tax rate was 38.0% for the fiscal 2016 second quarter and 37.7% for the fiscal 2015 second quarter. The effective income tax rate for the six months ended August 1, 2015 was 38.0% as compared to 37.7% for last year’s comparable period. The increase in the effective income tax rate for the second quarter of fiscal 2016 was primarily due to the jurisdictional mix of income and the valuation allowance on operating losses in Austria and the Netherlands.

TJX had net unrecognized tax benefits of $34.8 million as of August 1, 2015, $32.7 million as of January 31, 2015 and $28.1 million as of August 2, 2014.

TJX is subject to U.S. federal income tax as well as income tax in multiple states, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, including Canada, the tax years through fiscal 2006 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $10.9 million as of August 1, 2015; $10.1 million as of January 31, 2015 and $8.8 million as of August 2, 2014.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $15.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 1, 2015

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

Results of Operations

Highlights of our financial performance for the second quarter ended August 1, 2015 include the following:

•	Same store sales increased 6% in the second quarter of fiscal 2016 over an increase of 3% in the fiscal 2015 second quarter. Same store sales increased 5% in the six-month period ending August 1, 2015 over last year’s 2% increase in the six months ended August 2, 2014. The fiscal 2016 increases in same store sales were almost entirely due to an increase in customer traffic. We also had a strong increase in units sold, which was largely offset by a reduction in the average ticket.

•	Net sales increased 6% to $7.4 billion for the fiscal 2016 second quarter and increased 6% to $14.2 billion for the six-month period over last year’s comparable periods. At August 1, 2015, stores in operation increased 6% and selling square footage increased 4% compared to the end of the fiscal 2015 second quarter. Overall, the growth in sales for home fashions outperformed apparel for both the second quarter and six months ended August 1, 2015.

•	Diluted earnings per share for the second quarter of fiscal 2016 were $0.80, up 10% compared to $0.73 in the second quarter of fiscal 2015. Diluted earnings per share for the six-month period ended August 1, 2015 were $1.49, up 9% compared to $1.37 in the same period in fiscal 2015.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2016 was 12.0%, flat, compared to the same period last year. For the six months ended August 1, 2015, our pre-tax margin was 11.6%, flat, compared to the same period last year. Last year’s second quarter included a loss on the early extinguishment of debt due to the early repayment of our 4.20% notes. This charge reduced last year’s pre-tax margin by 0.3 percentage points for the quarter and 0.2 percentage points for the first six months.

•	Our cost of sales ratio for the second quarter of fiscal 2016 was 70.9%, a 0.5 percentage point improvement over the second quarter last year. Our cost of sales ratio for the six-month period ended August 1, 2015 was 71.3%, a 0.4 percentage point improvement over the same period last year. The improvement in both the second quarter and six-month period was primarily due to buying and occupancy expense leverage on strong same store sales growth.

•	Our selling, general and administrative expense ratio for the second quarter of fiscal 2016 was 16.9%, up 0.7 percentage points compared to prior year’s ratio and for the six months ended August 1, 2015, the selling, general and administrative expense ratio was 17.0%, an increase of 0.6 percentage points compared to 16.4% in the same period last year. The increase in this ratio for both the quarter and six-month period was due to a combination of higher employee payroll costs, incremental investments and pension costs, as well as contributions to TJX’s charitable foundations.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit), and excluding our e-commerce businesses, were up 1% (up 4% on a constant currency basis) at the end of the second quarter of fiscal 2016 as compared to the prior year.

•	During the second quarter of fiscal 2016, we repurchased 6.6 million shares of our common stock at a cost of $440 million under our buyback program. For the six months ended August 1, 2015 we repurchased 12.7 million shares of our common stock at a cost of $855 million.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the second quarter ended August 1, 2015 totaled $7.4 billion, a 6% increase over consolidated net sales of $6.9 billion in the fiscal 2015 second quarter. The increase reflected a 6% increase in same store sales and a 4% increase from new store sales, offset by 4% negative impact of foreign currency exchange rates. This increase compares to sales growth of 7% in last year’s second quarter, which reflected a 3% increase in same store sales and a 4% increase from new store sales. Foreign currency exchange rates had a neutral impact on the fiscal 2015 sales growth.

Consolidated net sales for the six months ended August 1, 2015 totaled $14.2 billion, a 6% increase over $13.4 billion in last year’s comparable period. The increase reflected a 5% increase in same store sales and a 4% increase from new store sales, offset by a 3% negative impact of foreign currency exchange rates. This compares to sales growth of 6% in the six-month period of fiscal 2015, which reflected a 2% increase in same store sales and a 4% increase from new store sales. Foreign currency exchange had a neutral impact on the fiscal 2015 sales.

As of August 1, 2015, our consolidated store count increased 6% and selling square footage increased 4% as compared to the end of the second quarter last year.

The same store sales increase for the second quarter was driven entirely by an increase in customer traffic and for the six-month period ended August 1, 2015 was almost entirely due to an increase in customer traffic. We also had a strong increase in units sold which was largely offset by a decrease in the average ticket. On a consolidated basis, home fashions out performed apparel categories. In the U.S., virtually all regions posted strong same store sales increases. The Southeast region posted the strongest same stores sales gains for the second quarter and six-month period. In Canada, same store sales were well above the consolidated average for the second quarter and six-month period. In Europe, same store sales were slightly below the consolidated average for both periods.

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

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended August 1, 2015	Percentage of Net Sales Thirteen Weeks Ended August 2, 2014
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	70.9	71.4
Selling, general and administrative expenses	16.9	16.2
Loss on early extinguishment of debt	—	0.2
Interest expense, net	0.1	0.2

Income before provision for income taxes*	12.0%	12.0%

*	Figures may not foot due to rounding

	Percentage of Net Sales Twenty-Six Weeks Ended August 1, 2015	Percentage of Net Sales Twenty-Six Weeks Ended August 2, 2014
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.3	71.7
Selling, general and administrative expenses	17.0	16.4
Loss on early extinguishment of debt	—	0.1
Interest expense, net	0.2	0.2

Income before provision for income taxes*	11.6%	11.6%

*	Figures may not foot due to rounding

Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency exchange rates affect our reported results are as follows:

•	Translation of foreign operating results into U.S. dollars: In our financial statements, we translate the operations of TJX Canada and TJX Europe from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at approximately the same rates within a given period.

•	Inventory-related derivatives: We routinely enter into inventory-related hedging instruments to mitigate the impact on earnings of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Europe and TJX Canada. As we have not elected “hedge accounting” for these instruments, as defined by U.S. generally accepted accounting principles (GAAP), we record a mark-to-market gain or loss on the derivative instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is received and paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these derivatives does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.

We refer to the impact of the above two items throughout our discussion as “foreign currency.” This does not include the impact currency exchange rates can have on various transactions that are denominated in a currency other than an operating division’s local currency. When discussing the impact on our results of the effect of currency exchange rates on such transactions we refer to it as “transactional foreign exchange.”

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales improved by 0.5 percentage points to 70.9% for the second quarter of fiscal 2016 and improved by 0.4 percentage points to 71.3% for the six months ended August 1, 2015, as compared to the same periods last year. The improvement in this ratio for both fiscal 2016 periods was primarily due to buying and occupancy expense leverage on strong same store sales. Consolidated merchandise margins were flat for the second quarter and increased by 0.1 percentage point for the six month period despite a negative impact due to transactional foreign exchange at our international divisions and increased supply chain costs due to an increase in units sold.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 16.9% in the second quarter of fiscal 2016, up 0.7 percentage points over last year’s ratio and increased by 0.6 percentage points to 17.0% for the six months ended August 1, 2015 as compared to the same period last year. The increase for both the second quarter and six-month period was due to a combination of higher employee payroll costs, incremental investments and pension costs as well as contributions to TJX’s charitable foundations. The increase in this expense ratio for both periods was also impacted by the benefit on the fiscal 2015 ratio due to a reduction in our casualty insurance reserves in last year’s second quarter.

Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in thousands	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Interest expense	$17,228	$17,131	$34,127	$32,455
Capitalized interest	(2,963)	(2,265)	(4,894)	(4,406)
Interest (income)	(3,457)	(3,716)	(6,801)	(7,304)

Interest expense, net	$10,808	$11,150	$22,432	$20,745

Interest expense, net was virtually flat for the second quarter ended August 1, 2015 as compared to the same period last year and increased $1.7 million for the fiscal 2016 year-to-date period as compared to last year. The fiscal 2016 periods reflect interest expense on the financing lease obligation related to TJX Canada’s new home office of approximately $1.1 million per quarter, which was the primary reason for the increase in net interest cost for the six months ended August 1, 2015. This additional interest cost in the fiscal 2016 second quarter was offset by lower interest costs in the fiscal 2016 second quarter due to the timing of the issuance of the $750 million, 2.75% seven year notes and the subsequent redemption of the $400 million 4.20% notes in last year’s second quarter. See Note I to our unaudited consolidated financial statements for more information.

Income taxes: The effective income tax rate was 38.0% for the second quarter and six months ended August 1, 2015, compared to 37.7% for last year’s second quarter and six-month period. The increase in the effective income tax rate was primarily due to the jurisdictional mix of income and the valuation allowance on operating losses in Austria and the Netherlands.

Net income and net income per share: Net income for the second quarter of fiscal 2016 was $549.3 million, or $0.80 per diluted share, versus $517.6 million, or $0.73 per diluted share, in last year’s second quarter. The after tax cost of $10.2 million for the loss on early extinguishment of debt reduced earnings for the fiscal 2015 second quarter by $0.02 per share. Foreign currency had a neutral impact on earnings per share in the second quarter of fiscal 2016 and fiscal 2015. Net income for the six months ended August 1, 2015 was $1,023.9 million, or $1.49 per diluted share, versus $971.9 million, or $1.37 per diluted share, for the same period last year. The impact of foreign currency exchange rates reduced diluted earnings per share by $0.04 per diluted share in fiscal 2016, compared to a reduction to diluted earnings per share of $0.02 per diluted share in the same period last year. The after-tax cost for the loss on early extinguishment of debt reduced earnings for the first six months of fiscal 2016 by $0.01 per share.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately three to four percent in both the second quarter and six-month periods of fiscal 2016. During the second quarter of fiscal 2016, we repurchased 6.6 million shares of our common stock at a cost of $440 million. For the first six months of fiscal 2016, we repurchased 12.7 million shares of our common stock at a cost of $855 million.

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

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in millions	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$4,805.9	$4,493.9	$9,301.3	$8,728.6
Segment profit	$715.5	$685.6	$1,367.8	$1,308.7
Segment profit as a percentage of net sales	14.9%	15.3%	14.7%	15.0%
Increase in same store sales	4%	2%	4%	1%
Stores in operation at end of period
T.J. Maxx			1,130	1,090
Marshalls			990	956
Sierra Trading Post			6	4

Total			2,126	2,050

Selling square footage at end of period (in thousands)
T.J. Maxx			25,651	24,890
Marshalls			23,994	23,366
Sierra Trading Post			122	83

Total			49,767	48,339

Net sales for Marmaxx increased 7% for the second quarter and the six-month period of fiscal 2016 as compared to the same periods last year. Same store sales for Marmaxx were up 4% in the second quarter of fiscal 2016 compared to 2% in the second quarter of fiscal 2015. Same stores sales were up 4% for the first six months of fiscal 2016, on top of a 1% increase for the comparable period last year.

Same store sales growth at Marmaxx for both the second quarter and six months ended August 1, 2015 was driven by an increase in customer traffic. Marmaxx sales also reflect an increase in units sold which was more than offset by a decrease in the average ticket. We continued our strategy of adjusting our pricing and merchandise mix resulting in a lower average ticket which we believe led to strong growth in customer traffic and in units sold. Geographically, same store sales growth was widespread as most regions were near the divisional average, with the Southeast particularly strong. Home fashions outperformed apparel with both categories posting solid same stores sales growth.

Segment profit margin decreased to 14.9% for the second quarter of fiscal 2016 compared to 15.3% for the same period last year. Segment margin decreased to 14.7% for the six months ended August 1, 2015 compared to 15.0% for the same period last year. Marmaxx results for both periods reflect an increase in merchandise margin and occupancy expense leverage on same store sales growth. However, these gains were largely offset by higher distribution costs, reflecting the increase in units processed as well as higher payroll and pension costs. The decline in the fiscal 2016 segment margins compared to the prior periods was impacted by the benefit on the fiscal 2015 segment margins due to a reduction in our casualty insurance reserves in the fiscal 2015 second quarter. In addition, tjmaxx.com and Sierra Trading Post had a negative impact on year-over-year segment margin comparisons of 0.3 percentage points for the second quarter and 0.2 percentage points for the first six months.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in millions	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$895.4	$773.1	$1,775.6	$1,530.2
Segment profit	$112.1	$94.6	$233.4	$192.8
Segment profit as a percentage of net sales	12.5%	12.2%	13.1%	12.6%
Increase in same store sales	9%	5%	9%	4%
Stores in operation at end of period			503	464
Selling square footage at end of period (in thousands)			9,828	9,106

HomeGoods net sales increased 16% in the second quarter and for the first six months of fiscal 2016 over the same periods last year. Same store sales increased 9% for both the second quarter and the six months ended August 1, 2015 over increases of 5% and 4%, respectively, in the comparable periods ended August 2, 2014. The increases in both the second quarter and six month period of fiscal 2016 were driven by increases in customer traffic as well as increases in units sold.

Segment profit margin increased to 12.5% for the second quarter of fiscal 2016 compared to 12.2% for the same period last year. Segment profit margin for the six months ended August 1, 2015 increased 0.5 percentage points to 13.1%, compared to 12.6% for the same period last year. The growth in segment margin for the fiscal 2016 second quarter and six-month period was driven by buying and occupancy expense leverage on strong same store sales growth, partially offset by an increase in distribution costs as a percentage of sales as HomeGoods brought its new distribution center into service in the third quarter of fiscal 2015. Merchandise margin for the second quarter was flat to the prior year and up slightly for the six-month period.

International Segments:

TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. Dollars in millions	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$699.3	$695.9	$1,319.6	$1,304.3
Segment profit	$119.7	$95.0	$164.9	$139.0
Segment profit as a percentage of net sales	17.1%	13.7%	12.5%	10.7%
Increase in same store sales	12%	3%	11%	1%

Stores in operation at end of period
Winners			240	230
HomeSense			97	92
Marshalls			39	33

Total			376	355

Selling square footage at end of period (in thousands)
Winners			5,399	5,254
HomeSense			1,844	1,769
Marshalls			936	800

Total			8,179	7,823

Net sales for TJX Canada were flat during the second quarter and increased 1% for the six-month period ended August 1, 2015 compared to the same periods last year. Foreign currency translation negatively impacted sales growth by 15 percentage points for the fiscal 2016 second quarter and by 14 percentage points for the six-month period ended August 1, 2015. Same store sales, which are presented on a constant currency basis, increased 12% for the second quarter of fiscal 2016 and increased 11% for the six months ended August 1, 2015. These increases were driven primarily by increases in customer traffic.

Segment profit margin increased to 17.1% for the second quarter ended August 1, 2015 compared to 13.7% last year. For the six months ended August 1, 2015, segment profit margin increased to 12.5% compared to 10.7% for the same period last year. Foreign currency had a significant impact on segment margin, which favorably impacted year over year comparisons by 3.3 percentage points for the second quarter and 0.9 percentage points for the first six months. Segment margins for both periods improved due to expense leverage on strong same store sales, which were partially offset by a reduction in merchandise margins. The decrease in merchandise margins was largely due to transactional foreign exchange as the change in currency exchange rates increased TJX Canada’s cost of merchandise purchased in U.S. dollars as compared to the same periods last year.

TJX Europe

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. Dollars in millions	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$963.1	$954.3	$1,832.9	$1,845.2
Segment profit	$50.9	$55.6	$77.2	$93.9
Segment profit as a percentage of net sales	5.3%	5.8%	4.2%	5.1%
Increase in same store sales	5%	6%	4%	7%
Stores in operation at end of period
T.K. Maxx			423	382
HomeSense			33	28

Total			456	410

Selling square footage at end of period (in thousands)
T.K. Maxx			9,370	8,631
HomeSense			545	464

Total			9,915	9,095

Net sales for TJX Europe increased 1% for the second quarter and decreased 1% for the six-month period ended August 1, 2015, compared to the same periods last year. Foreign currency translation negatively impacted second quarter sales growth by 12 percentage points and negatively impacted six-month sales growth by 13 percentage points. Same store sales increased 5% in the second quarter and 4% in the six months ended August 1, 2015 over increases of 6% and 7% in the same periods last year, respectively. The fiscal 2016 same store sales increases were primarily driven by increased customer traffic.

Segment profit for the second quarter of fiscal 2016 was $50.9 million compared to $55.6 million last year and segment margin decreased 0.5 percentage points to 5.3%. For the six months ended August 1, 2015, segment profit was $77.2 million, compared to $93.9 million last year and segment margin decreased 0.9 percentage points to 4.2%. Foreign currency also had a significant impact on TJX Europe’s segment margin, negatively impacting year-over-year comparisons by 0.8 percentage points for the fiscal 2016 second quarter and by 0.5 percentage points for the six-month period. Segment margin as compared to last year’s second quarter reflects a slight increase in merchandise margin along with strong buying and occupancy expense leverage on the same stores sales increase, which was partially offset by the impact of several of our investment initiatives. These initiatives include costs associated with centralizing support areas of our business, as well as building out our infrastructure in order to leverage the organization and support our European growth plans, including our new store openings in Austria. For the six-month period, the increase in merchandise margins and expense leverage on strong same store sales, particularly buying and occupancy costs, was more than offset by our investment initiatives mentioned above as well as increased transactional foreign currency losses related to Euro denominated transactions, incurred primarily in the fiscal 2016 first quarter.

General corporate expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in millions	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
General corporate expense	$101.2	$72.3	$169.6	$135.7

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses.

The increase in general corporate expense for the second quarter and first six months of fiscal 2016 as compared to the prior year was primarily driven by $15 million in contributions to TJX’s charitable foundations. The increase in general corporate expense also reflects increased incentive compensation accruals and pension costs, higher systems and technology costs, as well as costs in connection with our planned acquisition of Trade Secret, an off-price retailer in Australia.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $929 million for the six months ended August 1, 2015, a decrease of $159 million from the $1,088 million provided in the six months ended August 2, 2014. Net income plus the non-cash impact of depreciation provided cash of $1,322 million in the first six months of fiscal 2016, an increase of $42 million compared to $1,280 million in the same period last year, which also included the charge for early extinguishment of debt. This increase was offset for the most part by the change in accounts receivable and other current assets which negatively impacted year over year cash flows by $32 million, primarily due to an increase in prepaid rent and credit card receivables. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $276 million in the first six months of fiscal 2016 compared to a use of cash of $40 million in fiscal 2015. This additional use of cash of $236 million in fiscal 2016 primarily reflects an increase in inventory levels to meet increased demand as well as the earlier receipt of third quarter merchandise as compared to the same period last year. This reduction in cash flows from operations was partially offset by the favorable impact of the change in accrued expenses which resulted in a use of cash of $18 million in the first six months of fiscal 2016 compared to use of cash of $123 million for the same period last year, resulting in an increase in operating cash flows of $105 million. This favorable change in cash flows was driven by a general increase in operating expense accruals at the end of the current year’s second quarter as compared to the prior year as well as a lower incentive plan payment in the fiscal 2016 first quarter as compared to the comparable period last year. Lastly, the excess tax benefits from share-based compensation and the change in the deferred income tax provision had the effect of reducing operating cash flows by an additional $38 million in fiscal 2016 as compared to the prior year.

Investing activities in the first six months of fiscal 2016 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network. Cash outflows for property additions amounted to $405 million in the six months ended August 1, 2015, compared to $425 million in the comparable period last year. We anticipate that capital spending for fiscal 2016 will be approximately $975 million. We also purchased $226 million of investments in the first six months of fiscal 2016 versus $194 million in the comparable prior year period and $160 million of investments were sold or matured in the fiscal 2016 six-month period versus $195 million in the prior year. This activity primarily related to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.

Cash flows from financing activities resulted in a net cash outflow of $1,032 million in the first six months of fiscal 2016, compared to a net cash outflow of $654 million in the same period last year. Financing activities include the cash flows relating to our common stock and our stock incentive plan. We spent $851 million to repurchase 12.7 million shares of our stock in the first six months of fiscal 2016 compared to $800 million to repurchase 14.0 million shares in the same period last year. See Note D to our unaudited consolidated financial statements for more information. In February 2015, we announced an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX stock from time to time. We currently plan to repurchase approximately $1.8 billion to $1.9 billion of stock under our stock repurchase programs in fiscal 2016. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $82 million of proceeds, including excess tax benefits, related to the exercise of stock options in the first six months of fiscal 2016, versus $51 million in proceeds in the same period last year. Dividends paid on common stock in the first six months of fiscal 2016 were $263 million, versus $224 million in the same period last year. In addition, in June of fiscal 2015, we issued $750 million aggregate principal amount of 2.75% seven-year notes generating proceeds, net of debt issuance expenses and fees, of $743 million. On July 8, 2014, we used a portion of the proceeds from the 2.75% seven-year notes to redeem the 4.20% notes paying $416.4 million to the note holders for the present value of principal and future remaining interest payments due on the notes.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of August 1, 2015, approximately 58% of our cash was held by our foreign subsidiaries with $327 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Australia. If we repatriate cash from these subsidiaries, we should not incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I to the unaudited consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

On July 28, 2015, we announced that we had signed a definitive agreement to acquire Trade Secret, an off-price retailer that operates 35 stores in Australia, from Gazal Corporation Limited for AUD $80 million. We expect the transaction, which has customary conditions to closing, to be consummated by the end of calendar 2015.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 1, 2015 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities

Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended August 1, 2015 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2015, as filed with the Securities Exchange Commission on March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2016 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
May 3, 2015 through May 30, 2015	1,809,210	$66.33	1,809,210	$2,779,151,583
May 31, 2015 through July 4, 2015	2,674,197	$65.44	2,674,197	$2,604,151,606
July 5, 2015 through August 1, 2015	2,126,031	$68.20	2,126,031	$2,459,151,606

Total:	6,609,438		6,609,438

(1)	Consists of shares repurchased under publicly announced stock repurchase programs.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	In February 2014, TJX announced a $2.0 billion stock repurchase program, under which $459.2 million remained available as of August 1, 2015. Additionally, in February 2015, TJX announced its 16th stock repurchase program authorizing an additional $2.0 billion in repurchases from time to time.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 28, 2015

By /s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.