Form 10-Q
period 2015-10-31
TJX COMPANIES INC /DE/
filed 2015-12-01
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

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

The number of shares of registrant’s common stock outstanding as of October 31, 2015: 669,529,129

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	October 31, 2015	November 1, 2014
Net sales	$7,753,495	$7,366,066

Cost of sales, including buying and occupancy costs	5,506,899	5,203,629
Selling, general and administrative expenses	1,292,401	1,193,297
Interest expense, net	13,005	10,040

Income before provision for income taxes	941,190	959,100
Provision for income taxes	353,934	364,143

Net income	$587,256	$594,957

Basic earnings per share:
Net income	$0.88	$0.86
Weighted average common shares – basic	671,154	690,183

Diluted earnings per share:
Net income	$0.86	$0.85
Weighted average common shares – diluted	680,844	701,005

Cash dividends declared per share	$0.210	$0.175

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Net sales	$21,982,863	$20,774,454

Cost of sales, including buying and occupancy costs	15,646,331	14,817,485
Selling, general and administrative expenses	3,708,596	3,389,105
Loss on early extinguishment of debt	—	16,830
Interest expense, net	35,437	30,785

Income before provision for income taxes	2,592,499	2,520,249
Provision for income taxes	981,307	953,351

Net income	$1,611,192	$1,566,898

Basic earnings per share:
Net income	$2.38	$2.25
Weighted average common shares – basic	676,220	695,142

Diluted earnings per share:
Net income	$2.35	$2.22
Weighted average common shares – diluted	686,072	706,122

Cash dividends declared per share	$0.630	$0.525

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	October 31, 2015	November 1, 2014
Net income	$587,256	$594,957

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax provision of $727 in fiscal 2016 and benefit of $14,275 in fiscal 2015	(12,859)	(79,552)
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provision of $2,935 in fiscal 2016 and $1,604 in fiscal 2015	4,460	2,406
Amortization of loss on cash flow hedge, net of related tax provision of $112 in fiscal 2016 and $113 in fiscal 2015	171	170

Other comprehensive income (loss), net of tax	(8,228)	(76,976)

Total comprehensive income	$579,028	$517,981

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Net income	$1,611,192	$1,566,898

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefit of $12,306 in fiscal 2016 and $6,056 in fiscal 2015	(6,695)	(46,102)
Loss on cash flow hedge, net of related tax benefit of $3,175 in fiscal 2015	—	(4,762)
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provision of $10,126 in fiscal 2016 and $3,761 in fiscal 2015	15,392	5,642
Amortization of loss on cash flow hedge, net of related tax provision of $337 in fiscal 2016 and $189 in fiscal 2015	513	283

Other comprehensive income (loss), net of tax	9,210	(44,939)

Total comprehensive income	$1,620,402	$1,521,959

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	October 31, 2015	January 31, 2015	November 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,723,336	$2,493,775	$2,153,625
Short-term investments	399,714	282,623	277,225
Accounts receivable, net	273,856	213,824	260,940
Merchandise inventories	4,441,989	3,217,923	3,958,648
Prepaid expenses and other current assets	372,509	356,824	381,241
Federal, state, and foreign income taxes recoverable	15,878	12,475	—
Current deferred income taxes, net	120,875	137,617	122,943

Total current assets	7,348,157	6,715,061	7,154,622

Property at cost:
Land and buildings	917,651	888,580	808,356
Leasehold costs and improvements	2,950,635	2,780,932	2,836,059
Furniture, fixtures and equipment	5,056,946	4,671,029	4,652,208

Total property at cost	8,925,232	8,340,541	8,296,623
Less accumulated depreciation and amortization	4,858,245	4,472,176	4,446,819

Net property at cost	4,066,987	3,868,365	3,849,804

Non-current deferred income taxes, net	19,901	24,546	25,800
Other assets	215,330	210,539	251,084
Goodwill and tradename, net of amortization	342,058	309,870	310,738

TOTAL ASSETS	$11,992,433	$11,128,381	$11,592,048

LIABILITIES
Current liabilities:
Accounts payable	$2,696,601	$2,007,511	$2,554,416
Accrued expenses and other current liabilities	1,957,389	1,796,122	1,787,225
Federal, state and foreign income taxes payable	76,088	126,001	47,941

Total current liabilities	4,730,078	3,929,634	4,389,582

Other long-term liabilities	907,093	888,137	741,097
Non-current deferred income taxes, net	380,794	422,516	463,744
Long-term debt	1,624,007	1,623,864	1,623,817
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 669,529,129; 684,733,200 and 688,900,341, respectively	669,529	684,733	688,900
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(545,175)	(554,385)	(244,471)
Retained earnings	4,226,107	4,133,882	3,929,379

Total shareholders’ equity	4,350,461	4,264,230	4,373,808

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,992,433	$11,128,381	$11,592,048

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net income	$1,611,192	$1,566,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	453,706	438,162
Loss on property disposals and impairment charges	2,096	2,690
Deferred income tax (benefit) provision	(39,875)	7,527
Share-based compensation	71,063	67,671
Excess tax benefits from share-based compensation	(54,294)	(59,998)
Loss on early extinguishment of debt	—	16,830
Changes in assets and liabilities:
(Increase) in accounts receivable	(60,172)	(52,695)
(Increase) in merchandise inventories	(1,197,845)	(1,019,406)
(Increase) in taxes recoverable	(3,403)	—
(Increase) in prepaid expenses and other current assets	(41,293)	(34,665)
Increase in accounts payable	677,227	799,785
Increase in accrued expenses and other liabilities	201,630	52,515
Increase in income taxes payable	5,022	42,976
Other	31,510	(2,749)

Net cash provided by operating activities	1,656,564	1,825,541

Cash flows from investing activities:
Property additions	(650,667)	(705,899)
Purchase of investments	(642,685)	(315,775)
Sales and maturities of investments	501,618	314,649
Acquisition of Trade Secret	(57,104)	—

Net cash (used in) investing activities	(848,838)	(707,025)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	749,475
Cash payments for extinguishment of debt	—	(416,357)
Cash payments for repurchase of common stock	(1,296,104)	(1,214,209)
Cash payments for debt issuance expenses	—	(6,185)
Cash payments for rate lock agreement	—	(7,937)
Proceeds from issuance of common stock	81,377	90,329
Excess tax benefits from share-based compensation	54,294	59,998
Cash dividends paid	(404,094)	(345,698)

Net cash (used in) financing activities	(1,564,527)	(1,090,584)

Effect of exchange rate changes on cash	(13,638)	(24,053)

Net (decrease) increase in cash and cash equivalents	(770,439)	3,879
Cash and cash equivalents at beginning of year	2,493,775	2,149,746

Cash and cash equivalents at end of period	$1,723,336	$2,153,625

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value $1
Balance, January 31, 2015	684,733	$684,733	$—	$(554,385)	$4,133,882	$4,264,230
Net income	—	—	—	—	1,611,192	1,611,192
Other comprehensive income (loss), net of tax	—	—	—	9,210	—	9,210
Cash dividends declared on common stock	—	—	—	—	(425,141)	(425,141)
Recognition of share-based compensation	—	—	71,063	—	—	71,063
Issuance of common stock under Stock Incentive Plan and related tax effect	3,700	3,700	112,311	—	—	116,011
Common stock repurchased	(18,904)	(18,904)	(183,374)	—	(1,093,826)	(1,296,104)

Balance, October 31, 2015	669,529	$669,529	$—	$(545,175)	$4,226,107	$4,350,461

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

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock options awarded and uses the market price on the grant date for performance-based restricted stock awards. Total share-based compensation expense was $27.3 million for the quarter ended October 31, 2015 and $25.7 million for the quarter ended November 1, 2014. Total share-based compensation expense was $71.1 million for the nine months ended October 31, 2015 and $67.7 million for the nine months ended November 1, 2014. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 1.5 million shares of common stock exercised during the quarter ended October 31, 2015 and options to purchase 3.6 million shares of common stock exercised during the nine months ended October 31, 2015. There were options outstanding to purchase 30.3 million shares of common stock as of October 31, 2015. As of October 31, 2015, there was $141.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under TJX’s stock incentive plan.

Cash and Cash Equivalents: TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. As of October 31, 2015, TJX’s cash and cash equivalents held by its foreign subsidiaries were $1,072.5 million, of which $297.9 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

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

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its divisions, except at Sierra Trading Post (“STP”). TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $816.6 million at October 31, 2015, $495.2 million at January 31, 2015 and $661.1 million at November 1, 2014. Comparable amounts were reflected in accounts payable at those dates.

Leases: Construction of TJX Canada’s new home office in Canada has been completed and TJX is precluded from derecognizing the asset due to continuing involvement beyond a normal leaseback. Therefore, the lease is accounted for as a financing transaction and the asset and related financing obligation recorded at January 31, 2015 remain on the consolidated balance sheet at October 31, 2015.

New Accounting Standards: In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the Financial Accounting Standards Board proposed an update to this rule which would defer its effective date for one year. The proposed update stipulates the new standard would be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For TJX, the standard will be effective in the first quarter of the fiscal year ending January 26, 2019. TJX is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In April 2015, a pronouncement was issued that allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. This update is effective for interim and annual reporting periods beginning after December 15, 2015. TJX does not expect this new guidance to have a material impact on our consolidated financial statements.

In April 2015, a pronouncement was issued that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For TJX, the standard will be effective in the first quarter of fiscal 2017. TJX does not expect this new guidance to have a material impact on our consolidated financial statements.

In September 2015, a pronouncement was issued that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The portion of the adjustment which relates to a prior period should either be presented separately on the face of the income statement or disclosed in the notes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date. TJX does not expect this new guidance to have a material impact on our consolidated financial statements.

Revisions: The cash flow impact of purchases and sales of investments designed to meet obligations under TJX’s Executive Savings Plan of approximately $13.2 million in the November 1, 2014 statement of cash flows has been adjusted to correct the presentation from ‘Other’, in operating activity, to ‘Purchase of investments’ or ‘Sales and maturities of investments’ in cash flows from investing activity. These revisions to the statement of cash flows represent errors that are not deemed to be material, individually or in the aggregate, to the prior period financial statements.

Note B. Acquisition of Trade Secret

On October 24, 2015, TJX purchased Trade Secret, an off-price retailer that operates 35 stores in Australia, for approximately AUD$80 million (US$57 million), which is subject to customary post-closing adjustments. As of October 31, 2015, the Company had not completed its valuation of fair value of the business acquired and no amounts were allocated to identifiable intangible assets or favorable or unfavorable contracts for purposes of the preliminary allocation. The purchase price was allocated to tangible assets and liabilities and goodwill. The Company currently anticipates finalizing its valuation and the allocation of the purchase price, along with required retrospective adjustments, if any, within a year.

The following table presents the preliminary allocation of the purchase price to the assets and liabilities acquired:

Current assets	$27,346
Property and equipment	9,636
Goodwill	34,158
Less Liabilities assumed	(14,036)

Net assets acquired	$57,104

In addition, due to immateriality, we have not reflected any operating results of Trade Secret in our third quarter report. The operating results of Trade Secret following the acquisition date will be reflected in our fourth quarter results and for segment reporting will be combined with our operations in Europe.

Note C. Reserves Related to Former Operations

Reserves Related to Former Operations: TJX has a reserve for its estimate of future obligations related to former business operations that TJX has either closed or sold. The reserve activity is presented below:

	Thirty-Nine Weeks Ended
In thousands	October 31, 2015	November 1, 2014
Balance at beginning of year	$14,574	$31,363
Additions (reductions) to the reserve charged to net income:
Adjustments to lease-related obligations	—	(10,313)
Interest accretion	—	470
Charges against the reserve:
Lease-related obligations	(1,595)	(4,267)
Other	(428)	(77)

Balance at end of period	$12,551	$17,176

The lease-related obligations included in the reserve reflect TJX’s estimation of lease costs, net of estimated assignee/subtenant income, and the cost of probable claims against TJX for liability, as an original lessee and/or guarantor of the leases of former TJX businesses, after mitigation of the number and cost of these lease obligations. During the first nine months of fiscal 2015, TJX decreased this reserve by $10.3 million to reflect a change in the Company’s estimate of the subtenant income. The actual net cost of these lease-related obligations may differ from TJX’s estimate. TJX estimates that the majority of the former operations reserve will be paid in the next two years. The actual timing of cash outflows will vary depending on how the remaining lease obligations are actually settled.

TJX may also be contingently liable on up to 10 leases of former TJX businesses, in addition to leases included in the reserve. The reserve for former operations does not reflect these leases because TJX believes that the likelihood of future liability to TJX is remote.

Note D. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for the related periods:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, January 31, 2015	$(295,269)	$(254,806)	$(4,310)	$(554,385)
Foreign currency translation adjustments (net of taxes of $12,306)	(6,695)	—	—	(6,695)
Amortization of prior service cost and deferred gains/losses (net of taxes of $10,126)	—	15,392	—	15,392
Amortization of loss on cash flow hedge (net of taxes of $337)	—	—	513	513

Balance, October 31, 2015	$(301,964)	$(239,414)	$(3,797)	$(545,175)

Note E. Capital Stock and Earnings per Share

Capital Stock: TJX repurchased and retired 6.4 million shares of its common stock at a cost of $458.8 million during the quarter ended October 31, 2015, on a “trade date” basis. During the nine months ended October 31, 2015, TJX repurchased and retired 19.1 million shares of its common stock at a cost of $1.3 billion, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.3 billion for the nine months ended October 31, 2015 and $1.2 billion for the nine months ended November 1, 2014.

In February 2014, TJX announced that its Board of Directors had approved a stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through October 31, 2015, TJX repurchased 29.9 million shares of common stock at a cost of $2.0 billion. At October 31, 2015, $0.4 million remained available for purchase under this program.

In February 2015, TJX announced that its Board of Directors had approved another stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time, all of which remained available at October 31, 2015.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	October 31, 2015	November 1, 2014
Basic earnings per share
Net income	$587,256	$594,957
Weighted average common shares outstanding for basic EPS	671,154	690,183

Basic earnings per share	$0.88	$0.86

Diluted earnings per share
Net income	$587,256	$594,957

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	671,154	690,183
Assumed exercise/vesting of:
Stock options and awards	9,690	10,822

Weighted average common shares outstanding for diluted EPS	680,844	701,005

Diluted earnings per share	$0.86	$0.85

	Thirty-Nine Weeks Ended
In thousands, except per share data	October 31, 2015	November 1, 2014
Basic earnings per share
Net income	$1,611,192	$1,566,898
Weighted average common shares outstanding for basic EPS	676,220	695,142

Basic earnings per share	$2.38	$2.25

Diluted earnings per share
Net income	$1,611,192	$1,566,898

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	676,220	695,142
Assumed exercise/vesting of:
Stock options and awards	9,852	10,980

Weighted average common shares outstanding for diluted EPS	686,072	706,122

Diluted earnings per share	$2.35	$2.22

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 4.2 million options excluded for the thirteen weeks and thirty-nine weeks ended October 31, 2015. There were 8.9 million such options excluded for the thirteen weeks and thirty-nine weeks ended November 1, 2014.

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

Diesel Fuel Contracts: TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2015 and the first nine months of fiscal 2016, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2016. In addition, during fiscal 2016, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first nine months of the fiscal year ending January 28, 2017 (fiscal 2017). The hedge agreements outstanding at October 31, 2015 relate to approximately 58% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2016 and approximately 39% of TJX’s estimated notional diesel requirements for the first nine months of the fiscal 2017. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2016 and the first ten months of fiscal 2017. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by TJX Europe (United Kingdom, Ireland, Germany, Poland, Austria and the Netherlands), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at October 31, 2015 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2016 and the first two quarters of fiscal 2017. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 31, 2015:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 31, 2015
Fair value hedges:

Intercompany balances, primarily debt and related interest
	zł	87,073	C$	29,560	0.3395	Prepaid Exp / (Accrued Exp)	$270	$(198)	$72
	zł	35,000		£6,279	0.1794	Prepaid Exp	635	—	635
		€45,000		£33,294	0.7399	Prepaid Exp	1,726	—	1,726
		€19,850	U.S.$	22,647	1.1409	Prepaid Exp	762	—	762
	U.S.$	83,400		£55,000	0.6595	Prepaid Exp	1,424	—	1,424

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 975K – 3.0M gal per month		Float on 975K – 3.0M gal per month	N/A	(Accrued Exp)	—	(10,437)	(10,437)

Merchandise purchase commitments
	C$	530,307	U.S.$	410,904	0.7748	Prepaid Exp / (Accrued Exp)	6,470	(906)	5,564
	C$	18,574		€12,700	0.6838	Prepaid Exp / (Accrued Exp)	2	(224)	(222)
		£160,365	U.S.$	247,900	1.5458	Prepaid Exp / (Accrued Exp)	1,218	(689)	529
	zł	213,967		£36,670	0.1714	Prepaid Exp	1,275	—	1,275
	U.S.$	29,338		€26,318	0.8971	Prepaid Exp / (Accrued Exp)	19	(379)	(360)

Total fair value of financial instruments							$13,801	$(12,833)	$968

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at November 1, 2014:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at November 1, 2014
Fair value hedges:

Intercompany balances, primarily debt and related interest
	zł	87,073	C$	30,519	0.3505	Prepaid Exp	$1,313	$—	$1,313
		€39,000		£31,968	0.8197	Prepaid Exp	2,151	—	2,151
		€44,850	U.S.$	61,842	1.3789	Prepaid Exp	5,635	—	5,635
	U.S.$	90,309		£55,000	0.6090	(Accrued Exp)	—	(2,393)	(2,393)

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 390K - 1.8M gal per month		Float on 390K - 1.8M gal per month	N/A	(Accrued Exp)	—	(5,360)	(5,360)

Merchandise purchase commitments
	C$	293,187	U.S.$	267,020	0.9107	Prepaid Exp	7,060	—	7,060
	C$	7,206		€5,000	0.6939	Prepaid Exp / (Accrued Exp)	4	(135)	(131)
		£103,088	U.S.$	168,500	1.6345	Prepaid Exp / (Accrued Exp)	3,690	(5)	3,685
	zł	151,572		£28,638	0.1889	Prepaid Exp	992	—	992
	U.S.$	21,525		€16,401	0.7620	(Accrued Exp)	—	(981)	(981)

Total fair value of financial instruments							$20,845	$(8,874)	$11,971

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended
In thousands		October 31, 2015	November 1, 2014
Fair value hedges:

Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(730)	$1,842

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(2,405)	(5,614)

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	5,311	16,476

Gain / (loss) recognized in income		$2,176	$12,704

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirty-Nine Weeks Ended
In thousands		October 31, 2015	November 1, 2014
Fair value hedges:

Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$6,978	$5,720

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(11,696)	(4,709)

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	12,854	780

Gain / (loss) recognized in income		$8,136	$1,791

Note G. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	October 31, 2015	January 31, 2015	November 1, 2014
Level 1
Assets:
Executive Savings Plan investments	$164,970	$151,936	$153,917

Level 2
Assets:
Short-term investments	$399,714	$282,623	$277,225
Foreign currency exchange contracts	13,801	39,419	20,845

Liabilities:
Foreign currency exchange contracts	$2,396	$1,942	$3,514
Diesel fuel contracts	10,437	15,324	5,360

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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of October 31, 2015 was $1.69 billion compared to a carrying value of $1.62 billion. The fair value of long-term debt as of January 31, 2015 was $1.73 billion compared to a carrying value of $1.62 billion. The fair value of long-term debt as of November 1, 2014 was $1.69 billion compared to a carrying value of $1.62 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.

Note H. Segment Information

TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. TJX also operates Sierra Trading Post (STP), an off-price Internet retailer that operates sierratradingpost.com and a small number of stores in the U.S. The results of STP are included with the Marmaxx segment.

All of TJX’s stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. HomeGoods and HomeSense offer home fashions.

In October 2015, we acquired Trade Secret, an off-price retailer that operates 35 stores in Australia. Due to immateriality, we have not reflected any operating results in this third Quarterly Report on Form 10-Q. The operating results of Trade Secret following the acquisition date will be reflected in our fourth quarter results and combined with our operations in Europe. Beginning in the fourth quarter our TJX Europe segment will be renamed to reflect the inclusion of Trade Secret.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	October 31, 2015	November 1, 2014
Net sales:
In the United States:
Marmaxx	$4,926,507	$4,673,718
HomeGoods	959,844	851,045
TJX Canada	753,630	791,725
TJX Europe	1,113,514	1,049,578

	$7,753,495	$7,366,066

Segment profit:
In the United States:
Marmaxx	$678,343	$679,929
HomeGoods	134,550	117,922
TJX Canada	113,152	136,480
TJX Europe	115,290	115,313

	1,041,335	1,049,644

General corporate expense	87,140	80,504
Interest expense, net	13,005	10,040

Income before provision for income taxes	$941,190	$959,100

	Thirty-Nine Weeks Ended
In thousands	October 31, 2015	November 1, 2014
Net sales:
In the United States:
Marmaxx	$14,227,800	$13,402,351
HomeGoods	2,735,415	2,381,268
TJX Canada	2,073,189	2,096,069
TJX Europe	2,946,459	2,894,766

	$21,982,863	$20,774,454

Segment profit:
In the United States:
Marmaxx	$2,046,192	$1,988,617
HomeGoods	367,984	310,762
TJX Canada	278,005	275,527
TJX Europe	192,519	209,188

	2,884,700	2,784,094

General corporate expense	256,764	216,230
Loss on early extinguishment of debt	—	16,830
Interest expense, net	35,437	30,785

Income before provision for income taxes	$2,592,499	$2,520,249

Note I. Pension Plans and Other Retirement Benefits

Presented below is financial information related to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental retirement plan (unfunded plan) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Service cost	$11,453	$10,115	$(215)	$149
Interest cost	12,885	12,547	533	863
Expected return on plan assets	(19,546)	(16,285)	—	—
Amortization of prior service cost	—	—	—	1
Recognized actuarial losses	8,048	3,873	211	1,000

Total expense	$12,840	$10,250	$529	$2,013

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
In thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Service cost	$37,561	$30,361	$1,172	$1,048
Interest cost	38,783	37,141	2,275	2,251
Expected return on plan assets	(58,532)	(48,890)	—	—
Amortization of prior service cost	—	—	—	2
Recognized actuarial losses	25,142	10,386	2,969	1,609

Total expense	$42,954	$28,998	$6,416	$4,910

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

TJX also has an unfunded postretirement medical plan which was closed to new benefits in fiscal 2006. The liability as of October 31, 2015 is estimated at $1.1 million, of which $1.0 million is included in non-current liabilities on the balance sheet.

The amendment to the plan benefits in fiscal 2006 resulted in a negative plan amendment which is being amortized to income over the estimated average remaining life of the eligible plan participants. Amortization from other comprehensive income to net income was $864,000 for both the quarters ended October 31, 2015 and November 1, 2014. Amortization from other comprehensive income to net income was $2.6 million for both the thirty-nine weeks ended October 31, 2015 and the thirty-nine weeks ended November 1, 2014.

Note J. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of October 31, 2015, January 31, 2015 and November 1, 2014. All amounts are net of unamortized debt discounts.

In thousands	October 31, 2015	January 31, 2015	November 1, 2014
General corporate debt:
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $240 at October 31, 2015, $294 at January 31, 2015 and $311 at November 1, 2014)	$374,760	$374,706	$374,689
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $335 at October 31, 2015, $367 at January 31, 2015 and $378 at November 1, 2014)	499,665	499,633	499,622
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $418 at October 31, 2015, $475 at January 31, 2015 and $494 at November 1, 2014)	749,582	749,525	749,506

Long-term debt	$1,624,007	$1,623,864	$1,623,817

At October 31, 2015, TJX had outstanding $750 million aggregate principal amount of 2.75% seven-year notes, due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.

At October 31, 2015, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $375 million aggregate principal amount of 6.95% ten-year notes due April 2019. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes and all of the 6.95% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes and 7.00% for the 6.95% notes.

At October 31, 2015, January 31, 2015 and November 1, 2014, TJX had two $500 million revolving credit facilities, one which matures in June 2017 and one which matures in May 2016. As of October 31, 2015, January 31, 2015 and November 1, 2014, and during the quarters and year then ended, there were no amounts outstanding under these facilities. At October 31, 2015, the agreements require quarterly payments on the unused committed amounts of 6.0 basis points for the agreement maturing in 2017 and 10.0 basis points for the agreement maturing in 2016. These rates are based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities requires TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, depreciation and amortization, and consolidated rentals (“EBITDAR”) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at October 31, 2015, January 31, 2015 and November 1, 2014.

As of October 31, 2015, January 31, 2015 and November 1, 2014, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of October 31, 2015, January 31, 2015 and November 1, 2014, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. During the third quarter of fiscal 2016, we amended TJX Europe’s credit line for operating expenses, reducing the total available balance. As of October 31, 2015, TJX Europe had a credit line of £5 million. As of January 31, 2015 and November 1, 2014, TJX Europe had a credit line of £20 million. As of October 31, 2015, January 31, 2015, and November 1, 2014, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note K. Income Taxes

The effective income tax rate was 37.6% for the fiscal 2016 third quarter and 38.0% for the fiscal 2015 third quarter. The effective income tax rate for the nine months ended October 31, 2015 was 37.9% as compared to 37.8% for the prior year’s comparable period. The decrease in the effective income tax rate for the third quarter of fiscal 2016 was primarily due to a tax benefit from a reduction in our reserve for uncertain tax positions related to our adoption of the new Tangible Property Regulations, partially offset by the jurisdictional mix of income and the valuation allowance on foreign net operating losses.

TJX had net unrecognized tax benefits of $31.4 million as of October 31, 2015, $32.7 million as of January 31, 2015 and $29.3 million as of November 1, 2014.

TJX is subject to U.S. federal income tax as well as income tax in multiple states, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, including Canada, the tax years through fiscal 2006 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $6.8 million as of October 31, 2015, $10.1 million as of January 31, 2015 and $9.3 million as of November 1, 2014.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $11.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 31, 2015

Compared to

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended November 1, 2014

Overview

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,500 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX Europe (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe). We also operate Sierra Trading Post (STP), an off-price Internet retailer, which operates a small number of stores in the U.S. and sierratradingpost.com. The results of STP have been included with the Marmaxx segment.

In addition, late in October we acquired Trade Secret, an off-price retailer that operates 35 stores in Australia. Due to immateriality, we have not reflected any operating results in this third Quarterly Report on Form 10-Q. The operating results of Trade Secret following the acquisition date will be reflected in our fourth quarter results and combined with our operations in Europe. Beginning in the fourth quarter of fiscal 2016, our TJX Europe segment will be renamed to reflect the inclusion of Trade Secret.

Results of Operations

Highlights of our financial performance for the third quarter ended October 31, 2015 include the following:

•	Same store sales increased 5% in the third quarter of fiscal 2016 over an increase of 2% in the fiscal 2015 third quarter. Same store sales increased 5% in the nine-month period ending October 31, 2015 over last year’s 2% increase in the nine months ended November 1, 2014. The fiscal 2016 increases in same store sales for both periods were entirely due to an increase in customer traffic. We also had a strong increase in units sold, which was more than offset by a reduction in the average ticket.

•	Net sales increased 5% to $7.8 billion for the fiscal 2016 third quarter and increased 6% to $22.0 billion for the nine-month period over last year’s comparable periods. At October 31, 2015, excluding the impact of our acquisition of Trade Secret, stores in operation increased 5% and selling square footage increased 4% compared to the end of the fiscal 2015 third quarter. Overall, the growth in sales for home fashions outperformed apparel for both the third quarter and nine month periods, with both categories posting same store sales growth.

•	Diluted earnings per share for the third quarter of fiscal 2016 were $0.86 compared to $0.85 in the third quarter of fiscal 2015. Diluted earnings per share for the nine-month period ended October 31, 2015 were $2.35, up 6% compared to $2.22 in the same period in fiscal 2015.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2016 was 12.1%, compared to 13.0% for the same period last year. For the nine months ended October 31, 2015, our pre-tax margin was 11.8%, compared to 12.1% for the same period last year. The fiscal 2015 pre-tax margin for the nine-month period was reduced by 0.1 percentage points due to the loss on extinguishment of debt related to the early redemption of our 4.20% notes due August 15, 2015.

•	Our cost of sales ratio for the third quarter of fiscal 2016 was 71.0%, a 0.4 percentage point increase compared to the third quarter last year. Our cost of sales ratio for the nine-month period ended October 31, 2015 was 71.2%, a 0.1 percentage point improvement over the same period last year. The increase in the third quarter was primarily due to transactional foreign exchange at our international divisions, mark to market on inventory hedges and increased supply chain costs partially offset by buying and occupancy expense leverage on same store sales growth.

•	Our selling, general and administrative expense ratio for the third quarter of fiscal 2016 was 16.7%, up 0.5 percentage points compared to the prior year’s ratio. For the nine months ended October 31, 2015, the selling, general and administrative expense ratio was 16.9%, an increase of 0.6 percentage points compared to 16.3% in the same period last year. The increase in this ratio for both the quarter and nine-month period was primarily due to higher employee payroll costs, primarily due to our wage initiative, along with costs relating to handling the increase in units.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit), and excluding our e-commerce businesses, were up 4% (up 6% on a constant currency basis) at the end of the third quarter of fiscal 2016 as compared to the prior year.

•	During the third quarter of fiscal 2016, on a “trade date” basis, we repurchased 6.4 million shares of our common stock at a cost of $459 million under our buyback program. For the nine months ended October 31, 2015, on a “trade date” basis, we repurchased 19.1 million shares of our common stock at a cost of $1.3 billion.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the third quarter ended October 31, 2015 totaled $7.8 billion, a 5% increase over consolidated net sales of $7.4 billion in the fiscal 2015 third quarter. The increase reflected a 5% increase in same store sales and a 3% increase from new store sales, offset by 3% negative impact of foreign currency exchange rates. This increase compares to sales growth of 6% in last year’s third quarter, which reflected a 4% increase from new store sales and a 2% increase in same store sales. Foreign currency exchange rates had a neutral impact on the fiscal 2015 sales growth.

Consolidated net sales for the nine months ended October 31, 2015 totaled $22.0 billion, a 6% increase over $20.8 billion in last year’s comparable period. The increase reflected a 5% increase in same store sales and a 4% increase from new store sales, offset by a 3% negative impact of foreign currency exchange rates. This compares to sales growth of 6% in the nine-month period of fiscal 2015, which reflected a 4% increase from new store sales and a 2% increase in same store sales. Foreign currency exchange had a neutral impact on the fiscal 2015 sales.

As of October 31, 2015, excluding the impact of the Trade Secret acquisition, our consolidated store count increased 5% and selling square footage increased 4% compared to the end of the third quarter last year.

The consolidated same store sales increase for both the third quarter and nine month periods ended October 31, 2015 were driven entirely by an increase in customer traffic. We also had a strong increase in units sold which was offset by a decrease in the average ticket. On a consolidated basis, home fashions outperformed apparel categories and both categories posted same store sales growth. Within apparel, our accessories category was particularly strong. In the U.S., virtually all regions posted strong same store sales increases. The Southeast region posted the strongest same store sales gains for the third quarter and nine-month period. In Canada, same store sales were well above the consolidated average for the third quarter and nine-month period. In Europe, same store sales were above the consolidated average for the quarter and equal to the consolidated average for the nine-month period.

We define same store sales to be sales of those stores that we have operated for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. The sales of Sierra Trading Post, tjmaxx.com and tkmaxx.com (our e-commerce businesses) are not included in same store sales. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance. We define customer traffic to be the number of transactions in stores included in the same store sales calculation and define average ticket to be the average retail price of the units sold. We define average transaction to be the average dollar value of transactions included in the same store sales calculation.

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended October 31, 2015	Percentage of Net Sales Thirteen Weeks Ended November 1, 2014
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.0	70.6
Selling, general and administrative expenses	16.7	16.2
Interest expense, net	0.2	0.1

Income before provision for income taxes*	12.1%	13.0%

*	Figures may not foot due to rounding

	Percentage of Net Sales Thirty-Nine Weeks Ended October 31, 2015	Percentage of Net Sales Thirty-Nine Weeks Ended November 1, 2014
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.2	71.3
Selling, general and administrative expenses	16.9	16.3
Loss on early extinguishment of debt	—	0.1
Interest expense, net	0.2	0.1

Income before provision for income taxes*	11.8%	12.1%

*	Figures may not foot due to rounding

Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. Two ways in which foreign currency exchange rates affect our reported results are as follows:

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales increased by 0.4 percentage points to 71.0% for the third quarter of fiscal 2016 and improved by 0.1 percentage points to 71.2% for the nine months ended October 31, 2015, as compared to the same periods last year. Both the third quarter and nine month periods benefitted from buying and occupancy leverage on strong same store sales growth. In the third quarter, this benefit was more than offset by transactional foreign currency at our international divisions, increased costs associated with moving more units through the supply chain and the impact of the mark-to-market on inventory derivatives. These items also negatively impacted the nine month expense ratio to a lesser extent and only partially offset the benefit from buying and occupancy leverage. Our consolidated merchandise margin was down slightly in the third quarter and increased slightly for the nine month period, despite the impact of these items. In the third quarter, the results of our e-commerce businesses more than offset an increase in the merchandise margin at our brick and mortar operations, primarily at Marmaxx and HomeGoods.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 16.7% in the third quarter of fiscal 2016, up 0.5 percentage points over last year’s ratio and increased by 0.6 percentage points to 16.9% for the nine months ended October 31, 2015 as compared to the same period last year. The increase for both the third quarter and nine-month periods was due to a combination of higher employee payroll costs, due to our wage initiative and an increase in units handled at the stores, along with our incremental investments. In addition, the nine month expense ratio reflects the impact of increased contributions to TJX’s charitable foundations and higher pension costs.

Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Interest expense	$17,084	$16,169	$51,211	$48,624
Capitalized interest	(1,168)	(2,497)	(6,062)	(6,903)
Interest (income)	(2,911)	(3,632)	(9,712)	(10,936)

Interest expense, net	$13,005	$10,040	$35,437	$30,785

Interest expense, net increased $3.0 million for the third quarter ended October 31, 2015 as compared to the same period last year and increased $4.7 million for the fiscal 2016 year-to-date period as compared to last year. The increase in net interest expense reflects interest expense, in the fiscal 2016 periods, on the financing lease obligation related to TJX Canada’s new home office of $1.0 million in the third quarter and $2.8 million in the nine month period. The increase in net interest expense also reflects a reduction in capitalized interest costs and interest income in the fiscal 2016 periods as compared to the same periods last year.

Income taxes: The effective income tax rate was 37.6% for the fiscal 2016 third quarter and 38.0% for the fiscal 2015 third quarter. The effective income tax rate for the nine months ended October 31, 2015 was 37.9% as compared to 37.8% for last year’s comparable period. The decrease in the effective income tax rate for the third quarter of fiscal 2016 was primarily due to a tax benefit from a reduction in our reserve for uncertain tax positions related to our adoption of the new Tangible Property Regulations, partially offset by the jurisdictional mix of income and the valuation allowance on foreign net operating losses.

Net income and net income per share: Net income for the third quarter of fiscal 2016 was $587.3 million, or $0.86 per diluted share, versus $595.0 million, or $0.85 per diluted share, in last year’s third quarter. Foreign currency had a $0.04 negative impact on earnings per share in the third quarter of fiscal 2016 compared to a $0.01 benefit on earnings per share in the third quarter of fiscal 2015. Net income for the nine months ended October 31, 2015 was $1,611.2 million, or $2.35 per diluted share, versus $1,566.9 million, or $2.22 per diluted share, for the same period last year. The impact of foreign currency exchange rates reduced diluted earnings per share by $0.08 per diluted share in fiscal 2016, compared to a neutral impact on diluted earnings per share in the same period last year. The after-tax cost for the loss on early extinguishment of debt reduced earnings for the first nine months of fiscal 2015 by $0.01 per share.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately four percent in both the third quarter and nine-month periods of fiscal 2016. During the third quarter of fiscal 2016, on a “trade date” basis, we repurchased 6.4 million shares of our common stock at a cost of $458.8 million. For the first nine months of fiscal 2016, on a “trade date” basis, we repurchased 19.1 million shares of our common stock at a cost of $1.3 billion.

Segment information: We operate four main business segments. Marmaxx (T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX Europe segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe. We also operate Sierra Trading Post (STP), an off-price Internet retailer, which operates sierratradingpost.com and a small number of stores in the U.S. The results of STP have been included with our Marmaxx segment. In addition, late in October we acquired Trade Secret, an off-price retailer that operates 35 stores in Australia. Due to immateriality, we have not reflected any operating results in this Quarterly Report on Form 10-Q. The operating results of Trade Secret following the acquisition date will be reflected in our fourth quarter results and combined with our operations in Europe. Beginning in the fourth quarter of fiscal 2016, our TJX Europe segment will be renamed to reflect the inclusion of Trade Secret.

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

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$4,926.5	$4,673.7	$14,227.8	$13,402.4
Segment profit	$678.3	$679.9	$2,046.2	$1,988.6
Segment profit as a percentage of net sales	13.8%	14.5%	14.4%	14.8%
Increase in same store sales	3%	1%	3%	1%
Stores in operation at end of period
T.J. Maxx			1,149	1,113
Marshalls			1,001	973
Sierra Trading Post			7	6

Total			2,157	2,092

Selling square footage at end of period (in thousands)
T.J. Maxx			26,008	25,354
Marshalls			24,197	23,684
Sierra Trading Post			142	122

Total			50,347	49,160

Net sales for Marmaxx increased 5% for the third quarter and 6% for the nine-month period of fiscal 2016 as compared to the same periods last year. Same store sales for Marmaxx were up 3% in the third quarter of fiscal 2016 compared to 1% in the third quarter of fiscal 2015. Same stores sales were up 3% for the first nine months of fiscal 2016, on top of a 1% increase for the comparable period last year.

Same store sales growth at Marmaxx for both the third quarter and nine months ended October 31, 2015 was entirely driven by an increase in customer traffic. Marmaxx sales in both periods also reflect an increase in units sold which was more than offset by a decrease in the average ticket. In the third quarter, we continued our strategy of adjusting our pricing and merchandise mix resulting in a lower average ticket which we believe led to strong growth in customer traffic and in units sold. Geographically, same store sales growth in both periods was widespread as most regions were near the divisional average, with the Southeast particularly strong. Home fashions outperformed apparel in the third quarter and nine-month period with both categories posting same store sales growth. Within apparel, our accessories category was particularly strong.

Segment profit margin decreased to 13.8% for the third quarter of fiscal 2016 compared to 14.5% for the same period last year. Segment margin decreased to 14.4% for the nine months ended October 31, 2015 compared to 14.8% for the same period last year. Marmaxx results for both periods reflect an increase in merchandise margin and occupancy expense leverage on same store sales growth. However, these gains were more than offset by higher distribution costs, reflecting the increase in units processed as well as higher payroll, primarily due to our wage initiative, and higher pension costs. In addition, tjmaxx.com and Sierra Trading Post (our e-commerce businesses) had a negative impact on year-over-year segment margin comparisons of 0.3 percentage points for the third quarter and 0.2 percentage points for the first nine months. Our e-commerce businesses operate at lower profit margins and at Sierra Trading Post we incurred additional costs as we work to make this business less promotional and to adjust its merchandise mix. Overall e-commerce sales represents less than 2% of Marmaxx’s net sales.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$959.8	$851.0	$2,735.4	$2,381.3
Segment profit	$134.6	$117.9	$368.0	$310.8
Segment profit as a percentage of net sales	14.0%	13.9%	13.5%	13.1%
Increase in same store sales	6%	7%	8%	5%
Stores in operation at end of period			522	485
Selling square footage at end of period (in thousands)			10,169	9,501

HomeGoods net sales increased 13% in the third quarter and 15% for the first nine months of fiscal 2016 over the same periods last year. Same store sales increased 6% for the third quarter and 8% for the nine months ended October 31, 2015 over increases of 7% and 5%, respectively, in the comparable periods ended November 1, 2014. The increases in both the third quarter and nine-month period of fiscal 2016 were largely driven by increases in customer traffic. An increase in units sold was largely offset by a reduction in the average ticket.

Segment profit margin increased to 14.0% for the third quarter of fiscal 2016 compared to 13.9% for the same period last year. Segment profit margin for the nine months ended October 31, 2015 increased 0.4 percentage points to 13.5%, compared to 13.1% for the same period last year. The growth in segment margin for the fiscal 2016 third quarter and nine-month period was driven by an increase in merchandise margin and buying and occupancy expense leverage on strong same store sales growth, partially offset by an increase in distribution costs and higher payroll costs related to our wage initiative.

International Segments:

TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. Dollars in millions	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$753.6	$791.7	$2,073.2	$2,096.1
Segment profit	$113.2	$136.5	$278.0	$275.5
Segment profit as a percentage of net sales	15.0%	17.2%	13.4%	13.1%
Increase in same store sales	10%	3%	11%	2%

Stores in operation at end of period
Winners			245	234
HomeSense			101	96
Marshalls			41	38

Total			387	368

Selling square footage at end of period (in thousands)
Winners			5,470	5,310
HomeSense			1,900	1,824
Marshalls			975	914

Total			8,345	8,048

Net sales for TJX Canada decreased 5% during the third quarter and 1% for the nine-month period ended October 31, 2015 compared to the same periods last year. These decreases were entirely due to foreign currency translation which negatively impacted sales growth by 18 percentage points for the fiscal 2016 third quarter and by 16 percentage points for the nine-month period ended October 31, 2015. Same store sales, which are presented on a constant currency basis, increased 10% for the third quarter of fiscal 2016 and increased 11% for the nine months ended October 31, 2015. These increases were driven primarily by increases in customer traffic.

Segment profit margin decreased to 15.0% for the third quarter ended October 31, 2015 compared to 17.2% last year. For the nine months ended October 31, 2015, segment profit margin increased to 13.4% compared to 13.1% for the same period last year. Foreign currency had a significant impact on segment margin in the third quarter, which unfavorably impacted year over year comparisons by 2.2 percentage points. Foreign currency also negatively impacted segment margins for the nine month period but to a much lesser extent, as year over year comparisons were unfavorably impacted by 0.3 percentage points. Segment margins for both periods were favorably impacted by expense leverage on strong same store sales, particularly on occupancy costs, which were partially offset by a reduction in merchandise margins. The decrease in merchandise margins was largely due to transactional foreign exchange as the change in currency exchange rates increased TJX Canada’s cost of merchandise purchased in U.S. dollars as compared to the same periods last year.

TJX Europe

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. Dollars in millions	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$1,113.5	$1,049.6	$2,946.5	$2,894.8
Segment profit	$115.3	$115.3	$192.5	$209.2
Segment profit as a percentage of net sales	10.4%	11.0%	6.5%	7.2%
Increase in same store sales	7%	(1)%	5%	4%
Stores in operation at end of period
T.K. Maxx			454	407
HomeSense			39	33

Total			493	440

Selling square footage at end of period (in thousands)
T.K. Maxx			9,944	9,109
HomeSense			639	545

Total			10,583	9,654

Net sales for TJX Europe increased 6% for the third quarter and increased 2% for the nine-month period ended October 31, 2015 compared to the same periods last year. Foreign currency translation negatively impacted third quarter sales growth by 9 percentage points and negatively impacted nine-month sales growth by 11 percentage points. Same store sales increased 7% in the third quarter and 5% in the nine months ended October 31, 2015 over a decrease of 1% in the third quarter of fiscal 2015 and an increase of 4% in the nine months ended November 1, 2014. The fiscal 2016 same store sales increases were primarily driven by increased customer traffic.

Segment profit margin for the third quarter of fiscal 2016 decreased 0.6 percentage points to 10.4%. For the nine months ended October 31, 2015, segment profit margin decreased 0.7 percentage points to 6.5%. Foreign currency negatively impacted year-over-year comparisons by 0.3 percentage points for the fiscal 2016 third quarter and by 0.4 percentage points for the nine-month period. Third quarter segment margin was favorably impacted by strong buying and occupancy expense leverage on the strong same stores sales increase, which was more than offset by a decrease in merchandise margin due to transactional foreign exchange and the impact of several of our investment initiatives. These initiatives, which had a greater impact on segment margin for the nine month period, include costs associated with centralizing support areas of our business, as well as building out our infrastructure in order to leverage the organization and support our European growth plans, including our new store openings in Austria and the Netherlands. For the nine-month period, an increase in merchandise margins and expense leverage on strong same store sales, particularly buying and occupancy costs, was more than offset by our investment initiatives mentioned above as well as increased transactional foreign currency losses related to Euro denominated transactions.

General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
General corporate expense	$87.1	$80.5	$256.8	$216.2

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses.

The increase in general corporate expense for the third quarter and first nine months of fiscal 2016, as compared to the prior year, is driven by a combination of increased incentive compensation accruals, higher systems and technology costs, as well as Trade Secret acquisition costs, all partially offset by the favorable impact of the mark to market adjustment of our diesel fuel hedges. In addition, for the nine month period, the increase in general corporate expense reflects $15 million in contributions to TJX’s charitable foundations in fiscal 2016.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $1,657 million for the nine months ended October 31, 2015, a decrease of $169 million from the $1,826 million provided in the nine months ended November 1, 2014. Net income plus the non-cash impact of depreciation provided cash of $2,065 million in the first nine months of fiscal 2016, an increase of $43 million compared to $2,022 million in the same period last year, which also included the charge for early extinguishment of debt. This increase was offset by the cash flow impact of changes in current assets and liabilities. Most notably, the change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $521 million in the first nine months of fiscal 2016 compared to a use of cash of $220 million in fiscal 2015. This additional use of cash of $301 million in fiscal 2016 primarily reflects an increase in inventory levels to meet increased demand as well as the earlier receipt of fourth quarter merchandise as compared to the same period last year. In addition, the change in accounts receivable and other current assets negatively impacted year over year cash flows by $17 million, primarily due to an increase in prepaid rent and service contracts. These reductions in cash flows from operations were partially offset by the favorable impact of the change in accrued expenses and other current liabilities which resulted in cash provided of $207 million in the first nine months of fiscal 2016 compared to cash provided of $96 million for the same period last year, resulting in an increase in operating cash flows of $111 million. This favorable change in cash flows was driven by a general increase in operating expense accruals at the end of the current year’s third quarter as compared to the prior year as well as a lower incentive plan payment in the fiscal 2016 first quarter as compared to the comparable period last year. Lastly, the negative cash flow impact of the change in the deferred income tax provision was largely offset by charges reflected in the ‘other’ caption, primarily the mark-to-market adjustment of our inventory related derivatives.

Investing activities in the first nine months of fiscal 2016 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network. Cash outflows for property additions amounted to $651 million in the nine months ended October 31, 2015, compared to $706 million in the comparable period last year. We anticipate that capital spending for fiscal 2016 will be approximately $975 million. We also purchased $643 million of investments in the first nine months of fiscal 2016 versus $316 million in the comparable prior year period and $502 million of investments were sold or matured in the fiscal 2016 nine-month period versus $315 million in the prior year. This activity primarily related to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented. The purchase and sale of investments for fiscal 2016 also includes the impact of a change in the trustee of our Executive Savings Plan. This change resulted in approximately $150 million of assets being sold under the former trustee’s portfolio and a comparable amount of investments being purchased under the new trustee’s portfolio. Cash flows from investing activities also include the acquisition cost of $57 million for Trade Secret, an off-price retailer that operates 35 stores in Australia, which was completed on October 24, 2015.

Cash flows from financing activities resulted in a net cash outflow of $1,565 million in the first nine months of fiscal 2016, compared to a net cash outflow of $1,091 million in the same period last year. Financing activities include the cash flows relating to our repurchase of shares of our common stock, the exercise of options under our stock incentive plan and the payment of dividends to holders of our common stock. We spent $1,296 million to repurchase 18.9 million shares of our stock in the first nine months of fiscal 2016 compared to $1,214 million to repurchase 20.9 million shares in the same period last year. See Note E to our unaudited consolidated financial statements for more information. In February 2015, we announced an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX stock from time to time. We currently plan to repurchase approximately $1.8 billion to $1.9 billion of stock under our stock repurchase programs in fiscal 2016. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $136 million of proceeds, including excess tax benefits, related to the exercise of stock options in the first nine months of fiscal 2016, versus $150 million in proceeds in the same period last year. Dividends paid on common stock in the first nine months of fiscal 2016 were $404 million, versus $346 million in the same period last year. In addition, in June of fiscal 2015, we issued $750 million aggregate principal amount of 2.75% seven-year notes generating proceeds, net of debt issuance expenses and fees, of $743 million. On July 8, 2014, we used a portion of the proceeds of the 2.75% seven-year notes to redeem the 4.20% notes paying $416.4 million to the note holders for the present value of principal and future remaining interest payments due on the notes.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of October 31, 2015, approximately 62% of our cash was held by our foreign subsidiaries with $298 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico and our foreign buying offices. If we repatriate cash from these subsidiaries, we should not incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note J to the unaudited consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 31, 2015 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2015, as filed with the Securities Exchange Commission on March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2016 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
August 2, 2015 through August 29, 2015	1,607,943	$70.75	1,607,943	$2,345,397,112

August 30, 2015 through October 3, 2015	2,678,010	$70.95	2,678,010	$2,155,397,205

October 4, 2015 through October 31, 2015	2,141,802	$72.37	2,141,802	$2,000,397,152

Total:	6,427,755		6,427,755

(1)	Consists of shares repurchased under publicly announced stock repurchase programs.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	In February 2014, TJX announced a $2.0 billion stock repurchase program, under which $0.4 million remained available as of October 31, 2015. Additionally, in February 2015, TJX announced its 16th stock repurchase program authorizing an additional $2.0 billion in repurchases from time to time.

Item 6.	Exhibits.

10.1	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2015.*

10.2	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015.*

10.3	The Employment Agreement dated October 5, 2015 between Carol Meyrowitz and The TJX Companies, Inc.*

10.4	The Employment Agreement dated October 5, 2015 between Ernie Herrman and The TJX Companies, Inc.*

10.5	The Trust Agreement for The TJX Companies, Inc. Executive Savings Plan dated as of October 23, 2015 between The TJX Companies, Inc. and Vanguard Fiduciary Trust Company.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: December 1, 2015

	By	/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2015.*

10.2	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015.*

10.3	The Employment Agreement dated October 5, 2015 between Carol Meyrowitz and The TJX Companies, Inc.*

10.4	The Employment Agreement dated October 5, 2015 between Ernie Herrman and The TJX Companies, Inc.*

10.5	The Trust Agreement for The TJX Companies, Inc. Executive Savings Plan dated as of October 23, 2015 between The TJX Companies, Inc. and Vanguard Fiduciary Trust Company.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.