Form 10-K
period 2016-01-30
TJX COMPANIES INC /DE/
filed 2016-03-29
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ]   NO [ X ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on August 1, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $46,987,637,661 based on the closing sale price as reported on the New York Stock Exchange.

There were 662,591,204 shares of the registrant’s common stock, $1.00 par value, outstanding as of February 27, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 7, 2016 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2015 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2015 Annual Report to Shareholders under our letter to shareholders and our performance graphs. Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words indicative of the future such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These “forward-looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.

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

Our forward-looking statements speak only as of the dates on which they are made, and we do not undertake any obligation to update any forward-looking statement, whether to reflect new information, future events or otherwise. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission (SEC), on our website, or otherwise.

PART I

ITEM 1. Business

BUSINESS OVERVIEW

The TJX Companies, Inc. (TJX) is the leading off-price apparel and home fashions retailer in the United States and worldwide. Our over 3,600 stores offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day.

Our stores are known for our value proposition of brand, fashion, price and quality. Our opportunistic buying strategies and flexible business model differentiate us from traditional retailers. We offer a treasure hunt shopping experience and a rapid turn of inventories relative to traditional retailers. Our goal is to create a sense of excitement and urgency for our customers and encourage frequent customer visits. We acquire merchandise in a variety of ways to support that goal. We reach a broad range of customers across many income levels and other demographic groups with our value proposition. Our strategies and operations are synergistic across our retail chains. As a result, we are able to leverage our expertise throughout our business, sharing information, best practices, initiatives and new ideas, and to develop talent across our Company. We also leverage the substantial buying power of our businesses in our global relationships with vendors.

Our Businesses. We operate our business in four major segments: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX International (formerly referred to as TJX Europe).

MARMAXX:

Our T.J. Maxx and Marshalls chains in the United States (referred to together as The Marmaxx Group or Marmaxx) are collectively the largest off-price retailer in the United States with a total of 2,163 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, accent furniture, lamps, rugs, wall décor, decorative accessories and giftware) and other merchandise. We primarily differentiate T.J. Maxx and Marshalls through different product assortment, including an expanded assortment of fine jewelry and accessories and a designer section called The Runway at T.J. Maxx and a full line of footwear, a broader men’s offering and a juniors’ department called The Cube at Marshalls, as well as varying in-store initiatives. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains. Our e-commerce website, tjmaxx.com, was launched in 2013.

HOMEGOODS:

Our HomeGoods chain, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 526 stores, HomeGoods offers a broad array of home fashions, including home basics, giftware, accent furniture, lamps, rugs, wall décor, seasonal items, decorative accessories from around the world and other merchandise.

TJX CANADA:

Our TJX Canada segment operates the Winners, HomeSense and Marshalls chains in Canada. Acquired in 1990, Winners is the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 245 stores across Canada is comparable to T.J. Maxx, with select stores offering fine jewelry and The Runway, a designer section. We opened our HomeSense chain in 2001, bringing the home fashions off-price concept to Canada. HomeSense has 101 stores with a merchandise mix of home fashions similar to HomeGoods. We brought Marshalls to Canada in 2011 and operate 41 Marshalls stores in Canada. As with Marshalls in the U.S., our Canadian Marshalls stores offer an expanded footwear department and The Cube juniors’ department, differentiating them from Winners stores.

TJX INTERNATIONAL:

Our TJX International segment operates the T.K. Maxx and HomeSense chains in Europe and starting in late 2015, the Trade Secret chain in Australia. Launched in 1994, T.K. Maxx introduced off-price retail to Europe and remains Europe’s only major brick-and-mortar off-price retailer of apparel and home fashions. With 456 stores, T.K. Maxx operates in the U.K., Ireland, Germany, Poland, Austria and the Netherlands. Through its stores and its e-commerce website for the U.K., tkmaxx.com, T.K. Maxx offers a merchandise mix similar to T.J. Maxx. We brought the off-price home fashions concept to Europe, opening HomeSense in the U.K. in 2008. Its 39 stores in the U.K. offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada. We acquired Trade Secret in the fall of 2015. The merchandise offering at its 35 stores in Australia is comparable to T.J. Maxx.

In addition to our four major segments, we operate Sierra Trading Post, acquired in 2012, a leading off-price Internet retailer of brand name and quality outdoor gear, family apparel and footwear, sporting goods and home fashions. Sierra Trading Post launched its e-commerce site, sierratradingpost.com, in 1998 and operates eight retail stores in the U.S.

Flexible Business Model. Our flexible off-price business model, including our opportunistic buying, inventory management, logistics and store layouts, is designed to deliver our customers a compelling value proposition of fashionable, quality, brand name and designer merchandise at excellent values every day. Our buying and inventory management strategies give us flexibility to adjust our merchandise assortments more frequently than traditional retailers, and the design and operation of our stores and distribution centers support this flexibility. Our merchants have more visibility into consumer, fashion and market trends and pricing when we buy closer to need, which can help us “buy smarter” and reduce our markdown exposure. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments to accommodate the merchandise we purchase. Our logistics and distribution operations are designed to support our buying strategies and to facilitate quick, efficient and differentiated delivery of merchandise to our stores, with a goal of getting the right merchandise to the right stores at the right times.

Opportunistic Buying. As an off-price retailer, our buying practices, which we refer to as opportunistic buying, differentiate us from traditional retailers. Our overall buying strategy is to acquire merchandise on an ongoing basis that will enable us to offer a desirable and rapidly changing mix of branded, designer and other quality merchandise in our stores at prices below regular prices for comparable merchandise at department and specialty stores. We seek out and select merchandise from the broad range of opportunities in the marketplace to achieve this end. Our buying organization, which numbers more than 1,000 Associates in 15 buying offices in 11 countries, executes this opportunistic buying strategy in a variety of ways, depending on market conditions and other factors.

We take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from the production and flow of inventory in the apparel and home fashions marketplace. These opportunities include, among others, order cancellations, manufacturer overruns, closeouts and special production direct from brands and factories. Our buying strategies are intentionally flexible to allow us to react to frequently changing opportunities and trends in the market and to adjust how and what we source as well as when we source it. Our goal is to operate with lean inventory levels compared to conventional retailers to give us the flexibility to seek out and to take advantage of these opportunities as they arise. In contrast to traditional retailers, which tend to order most of their goods far in advance of the time the product appears on the selling floor, our merchants generally remain in the marketplace throughout the year, frequently looking for opportunities to buy merchandise. We buy much of our merchandise for the current or immediately upcoming selling season. We also buy some merchandise that is available in the market with the intention of storing it for sale, typically in future selling seasons. We generally make these purchases, referred to as packaway, in response to opportunities in the marketplace to buy merchandise that we believe has the right combination of brand, fashion, price and quality to supplement the product we expect to be available to purchase later for those future seasons. We also acquire some merchandise that we offer under in-house brands or brands that are licensed to us. We develop some of this merchandise ourselves in order to supplement the depth of, or fill gaps in, our expected merchandise assortment.

Our expansive vendor universe, which is in excess of 18,000, consists primarily of manufacturers along with retailers and other vendors, and provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue as we continue to grow. We believe a number of factors provide us excellent access on an ongoing basis to leading branded merchandise and make us an attractive channel for many vendors in the market. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we pay promptly; we generally do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges; and we have financial strength and an excellent credit rating.

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

Customer Service/Shopping Experience. We continue to renovate and upgrade our stores across our retail banners to enhance our customers’ shopping experience and help drive sales. Although we offer a self-service format, we train our store Associates to provide friendly and helpful customer service and seek to staff our stores to deliver a positive shopping experience. We typically offer customer-friendly return policies. We accept a variety of payment methods including cash, credit cards and debit cards. We also offer TJX-branded credit cards in the U.S. through a bank, but do not own the customer receivables.

Distribution. We operate distribution centers encompassing approximately 14 million square feet in six countries. These centers are generally large, highly automated and built to suit our specific, off-price business model. We ship substantially all of our merchandise to our stores through these distribution centers as well as warehouses and shipping centers operated by third parties.

Store Growth. Expansion of our business through the addition of new stores continues to be an important part of our growth strategy. The following table provides information on the store growth of our four major segments in the last two fiscal years, our growth estimates for fiscal 2017 and our estimates of the store growth potential of these segments in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year End						Estimated Store Growth Potential
		Fiscal 2015		Fiscal 2016		Fiscal 2017 (estimated)
Marmaxx
T.J. Maxx	29,000	1,119		1,156
Marshalls	30,000	975		1,007
		2,094		2,163		2,223		3,000

HomeGoods	25,000	487		526		576		1,000

TJX Canada
Winners	28,000	234		245
HomeSense	24,000	96		101
Marshalls	30,000	38		41
		368		387		417		500
TJX International
T.K. Maxx	30,000	407		456
HomeSense	21,000	33		39
Trade Secret	22,000	—		35
		440		530		580		1,100	(2)
TJX Total		3,395	(1)	3,614	(1)	3,809	(1)	5,600

(1)	Included in the TJX Total are six Sierra Trading Post stores for fiscal 2015, eight Sierra Trading Post stores for fiscal 2016, and 13 Sierra Trading Post stores estimated for fiscal 2017.
(2)	Reflects store growth potential for T.K. Maxx in current geographies, for HomeSense in the United Kingdom and for Trade Secret in Australia only.

Some of our HomeGoods and Canadian HomeSense stores are co-located with one of our apparel stores in a superstore format. We count each of the stores in the superstore format as a separate store.

Revenue Information. The percentages of our consolidated revenues by geography for the last three fiscal years are as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
United States
Northeast	24%	23%	24%
Midwest	12	12	12
South (including Puerto Rico)	25	25	25
West	16	16	15
Subtotal	77	76	76
Canada	9	10	11
Europe	14	14	13
Total	100%	100%	100%

Revenue from Australia was not material during fiscal 2016.

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Apparel
Clothing including footwear	55%	57%	58%
Jewelry and accessories	15	14	14
Home fashions	30	29	28
Total	100%	100%	100%

Information about our long-lived assets by geography for the last three fiscal years can be found in Note A to the consolidated financial statements.

Segment Overview. We report our results in four main business segments. Marmaxx (T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe and Trade Secret in Australia. We also operate Sierra Trading Post (STP), an off-price Internet retailer with a small number of stores in the U.S. The results of STP are reported in our Marmaxx segment. Each of our segments has its own management, administrative, buying and merchandising organization and distribution network. More detailed information about our segments, including financial information for each of the last three fiscal years, can be found in Note G to the consolidated financial statements.

STORE LOCATIONS.

Our major chains operated stores in the following locations at the end of fiscal 2016:

United States:

	T.J. Maxx	Marshalls	HomeGoods
Alabama	22	5	4
Arizona	13	16	9
Arkansas	11	3	4
California	112	137	65
Colorado	15	8	7
Connecticut	27	24	12
Delaware	3	4	2
District of Columbia	4	3	—
Florida	88	87	49
Georgia	47	33	16
Hawaii	5	—	—
Idaho	7	1	1
Illinois	47	46	24
Indiana	23	12	5
Iowa	10	6	2
Kansas	7	6	1
Kentucky	14	5	4
Louisiana	13	10	2
Maine	9	4	3
Maryland	25	29	14
Massachusetts	51	57	26
Michigan	40	25	15
Minnesota	15	13	10
Mississippi	10	3	3
Missouri	16	16	7
Montana	6	—	—
Nebraska	4	3	2
Nevada	9	10	5
New Hampshire	16	9	7
New Jersey	37	49	31
New Mexico	4	4	1
New York	74	75	41
North Carolina	37	25	15
North Dakota	3	1	1
Ohio	43	30	14
Oklahoma	10	5	1
Oregon	12	9	5
Pennsylvania	45	38	23
Puerto Rico	9	20	6
Rhode Island	6	6	4
South Carolina	21	11	6
South Dakota	2	—	—
Tennessee	25	17	7
Texas	62	79	35
Utah	12	3	4
Vermont	5	1	1
Virginia	33	29	18
Washington	19	18	7
West Virginia	6	3	1
Wisconsin	21	8	6
Wyoming	1	1	—
Total Stores	1,156	1,007	526

Store counts above include the T.J. Maxx, Marshalls or HomeGoods portion of a superstore. Not included above are eight Sierra Trading Post stores; three in Colorado, two in Wyoming and one each in Idaho, Nevada, and Vermont.

Canada:

	Winners	HomeSense	Marshalls
Alberta	29	13	3
British Columbia	32	16	4
Manitoba	7	1	2
New Brunswick	4	3	1
Newfoundland	2	1	—
Nova Scotia	11	2	2
Ontario	112	47	24
Prince Edward Island	1	1	—
Quebec	43	15	4
Saskatchewan	4	2	1
Total Stores	245	101	41

Store counts above include the Winners or HomeSense portion of a superstore.

Europe:

	T.K. Maxx	HomeSense
United Kingdom	304	39
Republic of Ireland	24	—
Germany	93	—
Poland	30	—
Austria	3	—
The Netherlands	2	—
Total Stores	456	39

Australia:

Trade Secret
Australian Capital Territory	2
New South Wales	11
Queensland	17
Victoria	5
Total Stores	35

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

Employees. At January 30, 2016, we had approximately 216,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees, particularly during the peak back-to-school and holiday seasons.

Trademarks. We have the right to use our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, HomeSense, T.K. Maxx, Sierra Trading Post and Trade Secret, in relevant countries. We expect our rights in these trademarks and service marks to endure in locations where we use them for as long as we continue to do so.

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

Fiscal 2014 means the fiscal year ended February 1, 2014, fiscal 2015 means the fiscal year ended January 31, 2015, fiscal 2016 means the fiscal year ending January 30, 2016 and fiscal 2017 means the fiscal year ending January 28, 2017. Unless otherwise indicated, all store information in this Item 1 is as of January 30, 2016, and references to store square footage are to gross square feet. Unless otherwise stated or the context otherwise requires, references in this Form 10-K to “TJX” and “we,” refer to The TJX Companies, Inc. and its subsidiaries.

Executive Officers of the Registrant

The following are the executive officers of TJX as of March 29, 2016:

Name	Age	Office and Business Experience
Kenneth Canestrari	54	Senior Executive Vice President, Group President since September 2014. President, HomeGoods from 2012 until 2014. Executive Vice President, Chief Operating Officer, HomeGoods from 2008 until 2012. Various financial positions with TJX from 1988 to 2008.

Scott Goldenberg	62	Senior Executive Vice President and Chief Financial Officer since April 2014; Executive Vice President and Chief Financial Officer from January 2012 to April 2014. Executive Vice President, Finance from June 2009 to January 2012. Senior Vice President, Corporate Controller from 2007 to 2009 and Senior Vice President, Director of Finance, Marmaxx, from 2000 to 2007. Various financial positions with TJX from 1983 to 1988 and 1997 to 2000.

Ernie Herrman	55	Chief Executive Officer since January 2016. Director since October 2015. President since January 2011. Senior Executive Vice President, Group President from August 2008 to January 2011. Senior Executive Vice President from 2007 to 2008 and President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since 1989.

Michael MacMillan	59	Senior Executive Vice President, Group President since 2011. President, Marmaxx from 2008 to 2011. President, Winners Merchants International (WMI) from 2003 to 2008. Executive Vice President, WMI from 2000 to 2003. Previous finance positions with TJX from 1985 to 2000.

Carol Meyrowitz	62	Executive Chairman of the Board since January 2016. Chairman of the Board from June 2015 to January 2016. Chief Executive Officer from January 2007 to January 2016. Director since 2006 and President from 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Various senior management and merchandising positions with Marmaxx and with Chadwick’s of Boston and Hit or Miss, former divisions of TJX, from 1983 to 2001.

Richard Sherr	59	Senior Executive Vice President, Group President since January 2012. President, HomeGoods from 2010 to 2012. Chief Operating Officer, Marmaxx from 2007 until 2010. Various merchandising positions at TJX from 1992 to 2007.

The executive officers hold office until the next annual meeting of the Board in June 2016 and until their successors are elected and qualified.

ITEM 1A.	Risk Factors

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

While opportunistic buying, operating with lean inventory levels and frequent inventory turns are key elements of our off-price business strategy, they subject us to risks related to the pricing, quantity, mix, nature and timing of inventory flowing to our stores. Our merchants are in the marketplace frequently, as much of our merchandise is purchased for the current or immediately upcoming season, and our opportunistic buying places considerable discretion with them. Our business model expects them to react to frequently changing opportunities and trends in the market, assess the desirability and value of merchandise and generally make determinations of how and what we source as well as when we source it. If we do not obtain the right fresh, desirable merchandise at the right times, quantities and prices, or the right mix of merchandise, it could adversely affect customer traffic as well as our sales and margins.

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

If we are unable to generally purchase inventory at prices sufficiently below prices paid by conventional retailers, we may not be able to maintain an overall pricing differential to regular department and specialty stores, and our ability to attract customers or sustain our margins may be adversely affected. We may not achieve this at various times or in some segments, chains or geographies, which could adversely affect our results.

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

In addition to our own execution, we may need to react to factors affecting inventory flow that are outside our control, discussed further below, such as adverse weather and natural disasters or changes in conditions affecting our vendors and others in our supply chain, such as political instability; labor issues, including port labor disputes, strikes or threats of strikes; or increasing cost of compliance with regulations. If we are not able to adjust appropriately to such factors, our inventory management may be affected, which could impact our performance and our relationship with our customers.

Failure to continue to expand our business and operations successfully or to manage our substantial size and scale effectively could adversely affect our financial results.

Our growth strategy includes successfully expanding our off-price model within our current markets and into new geographic regions, product lines, businesses and channels and, as appropriate, adding new businesses, whether by development, investment or acquisition. There are significant risks associated with our ability to continue to expand successfully, including managing the implementation of this growth effectively. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may be required to increase our investment, slow our planned growth or close stores or operations, which could adversely affect our financial performance. For example, successful store growth requires us to find and lease appropriate real estate on attractive terms in each of the locations where we seek to open stores. Our ability to do so depends, among other things, on availability and selection of appropriate sites in appropriate geographies; degree of competition for sites; factors affecting costs such as real estate, construction and development costs and costs and availability of capital; and variations in or changes to zoning or other land use regulations. If we cannot lease appropriate sites on attractive terms, it could limit our ability to successfully grow in various markets or adversely affect the economics of new stores in various markets. There are risks in entering new markets, including those detailed further below. New stores may not achieve the same sales or profit levels as our existing stores, whether in current or new markets, and adding stores to existing markets may adversely affect our sales and profitability.

Further, our substantial size may add operational complexity and imposes demands on maintaining appropriate internal resources and third party providers to support our business effectively. These demands may increase as we grow our business, adding pressure to management and various functions across our business, including administration, merchandising, store operations, distribution and compliance, and on appropriately staffing and training personnel in these areas as we grow. The large size and scale of our operations, our multiple chains in the U.S., Canada and Europe and our new chain in Australia and the autonomy afforded to the chains in some aspects of the business increase the risk that our systems, controls, practices and policies will not be implemented effectively throughout our Company and that information may not be appropriately shared across our operations. These risks may increase as we continue to grow, particularly as we expand into additional countries. If business information is not shared effectively, or if we are otherwise unable to manage our size or growth effectively, we may operate with decreased operational efficiency, may need to reduce our rate of expansion of one or more operations or otherwise curtail growth in one or more markets, which may adversely affect our success in executing our business goals and adversely impact our sales and results.

Failure to identify customer trends and preferences to meet customer demand in new or existing markets or channels could negatively impact our performance.

Because our success depends on our ability to meet customer demand, we work to identify customer trends and preferences on an ongoing basis and to offer inventory that meets those trends and preferences. However, doing so on a timely basis across our diverse merchandise categories and in the many markets in the U.S., Canada, Europe and Australia in which we do business is challenging. Trends and preferences in new markets may differ from what we anticipate. Although our business model allows us greater flexibility than many traditional retailers to meet consumer preferences and trends and to expand and contract merchandise categories in response to consumers’ changing tastes, we may not successfully do so, which could add difficulty in successfully entering new markets, attracting new customers, retaining existing customers, encouraging frequent visits and adversely affect our results.

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

If we fail to successfully implement our various marketing efforts or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected.

Customer traffic and demand for our merchandise may be influenced by our marketing efforts, the name recognition and reputation of our chains and the location of and service offered in our stores. Although we use marketing to drive customer traffic through various media including television, social media, database marketing, mobile marketing, print and direct marketing, some of our competitors expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Internet-based and other digital or mobile communication channels and other social media rapidly evolve. Our programs may not be or remain effective or could require increased expenditures, which could have a significant adverse effect on our revenue and results of operations.

We operate in highly competitive markets, and we may not be able to compete effectively.

The retail apparel and home fashion business is highly competitive. We compete with local, regional, national and international retailers that sell apparel, home fashions and other merchandise we sell, including in stores, through e-commerce, catalogues or other media. Some of our competitors are larger than we are or have more experience in selling certain product lines than we do. New competitors frequently enter the market and existing competitors enter or increase their presence in the markets in which we operate, expand their merchandise offerings, add new sales channels or change their pricing methods, all of which increase competition for customers. We compete on the basis of value, meaning a combination of brand, fashion, price, quality; merchandise selection and freshness; brand name recognition; customer service; reputation and store location. Our competitiveness is highly dependent on our effective execution of our off-price model of offering our customers a fresh, rapidly changing and attractive mix of merchandise delivering value. If we fail to compete effectively, our sales and results of operations could be adversely affected.

Failure to attract, train and retain quality Associates in appropriate numbers, including key Associates and management, could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, systems, distribution center and other Associates in large numbers as well as experienced Associates in key areas such as buying and management. Many of our Associates are in entry level or part-time positions with historically high rates of turnover. Availability and skill of Associates may differ across markets in which we do business and in new markets we enter, and we need to manage our labor needs effectively. In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development for key Associates across the company, including within our buying organization. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition in the retail industry generally and for talent in various geographic markets. If we do not continue to attract qualified individuals, train them in our business model, support their development and retain them, our performance could be adversely affected or our growth could be limited.

Labor costs, including pension and healthcare costs, and other challenges from our large workforce may adversely affect our results and profitability.

We have a large workforce, and our ability to meet our labor needs is subject to various factors such as unemployment levels; prevailing wage rates and wage requirements; participant benefit levels; changing demographics; economic conditions; interest rate changes; economic, demographic and other actuarial assumptions; health and other insurance costs and the regulatory environment, including health care legislation, immigration law, and governmental labor and employment and employee benefits programs and requirements, each of which could increase our costs. Increased labor costs, including costs of providing retirement, health and other employment benefits may adversely affect our results of operations. In addition, when wage rates or benefit levels increase in a market, increasing our wages or benefits may negatively impact our earnings as they did during fiscal 2016, while failing to increase our wages or benefits competitively or reducing our wages or benefits, could result in a decline in our ability to attract or retain Associates or in the quality of our workforce, causing our customer service or performance to suffer, which could impact our results. Certain Associates in our distribution centers are members of unions and therefore subject us to the risk of labor actions of various kinds as well as risks and potential expenses associated with multiemployer plans, including from potential withdrawal liability and potential insolvency of other participating employers. Other Associates are members of works councils, which may subject us to additional actions or expense. In addition, any failure of third parties that perform services on our behalf to comply with immigration, employment or other laws and regulations could damage our reputation or disrupt our ability to obtain needed labor.

Compromises of our data security could materially harm our reputation and business.

In the ordinary course of our business, we collect, store, process and transmit certain information from individuals, such as our customers and Associates, including, for example, customer payment card and check information. We rely in part on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of personal and/or confidential information. As with many other companies, particularly in the retail industry, we are subject to attempts to compromise our data security. Computer hackers may, for example, attempt to penetrate our computer systems or those of the third parties with whom we work or to whom we outsource business operations and, if successful, misappropriate customer or Associate information or confidential business information of our company. While we have taken steps designed to further strengthen the security of our computer system since the unauthorized intrusion(s) into our network discovered late in 2006, in which we believe customer data were stolen, there can be no assurance that we will not suffer a future data compromise, that unauthorized parties will not gain access to the information that we collect, store, process or transmit, or that any such data compromise or unauthorized access will be discovered in a timely way. In addition, an Associate, contractor or third party with whom we do business or to whom we outsource business operations may fail to monitor their or our systems effectively, may fail to maintain appropriate safeguards or one of those parties may misuse the personal or confidential information to which they have access, may attempt to circumvent our security measures in order to access or misappropriate such types of information or may purposefully or, through error, inadvertently cause a breach involving, or otherwise disclose, such information. Advances in computer and software technology and capabilities, rapid changes in the sources, methods and targets of cyber-attacks and other developments, including the increasing sophistication of cyber criminals generally, may increase the risk of such a breach.

Compromise of our data security or that of third parties with whom we do business or to whom we outsource business operations, including through cyber-attacks or other external or internal methods, failure to prevent or mitigate the loss of personal or business information and delays in detecting any such compromise or loss could disrupt our operations, damage our reputation and decrease our customers’ willingness to shop in our stores or online, impact our ability to attract and retain customers, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Failure to operate information systems and implement new technologies effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information systems, including data centers, hardware and software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to plan and track inventory flow, to manage logistics, to generate performance and financial reports and to operate our e-commerce sites. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Supporting these internal and external systems requires a number of resources, including effective and qualified, and in some cases, specialized, teams. As we grow and as our systems evolve, we must continue to hire, train, manage and retain these teams, including to support our customized and legacy systems, in an effective way. Our computer systems and the third-party systems we rely on are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses or malware; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes; acts of war or terrorism; and design or usage errors by our Associates or contractors. Although we seek to maintain our systems effectively, manage our team of internal and third party resources effectively and successfully address the risk of compromises of the integrity, security and consistent operations of our systems, we may not be successful in doing so. Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations. In addition, any interruption in the operation of our websites, particularly our e-commerce sites, could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such an interruption.

We modify, update, and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to global systems; integrating new service providers and adding enhanced or new functionality, such as for cloud computing technologies and for the continued operation and development of our e-commerce businesses; and adding new systems when we acquire new businesses. We also modify and change our procedures for, and add and change vendors and internal teams who assist us with designing, implementing and maintaining our systems. Although we believe we are diligent in selecting systems, teams and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, with new or changed relationships and with changes from acquisitions, including accurately capturing and maintaining data, efficiently testing and implementing changes in a timely manner, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems and diversion to internal teams’ attention as the changes are implemented. Further, potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new elements of our systems and its infrastructure could reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depends upon our information systems, including our ability to operate and maintain them effectively, to select appropriate internal teams and vendors to maintain or enhance them and to select and implement appropriate new technologies, systems, controls, hardware, software and applications and adequate disaster recovery systems successfully. The failure of our information systems and the third party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby harm our profitability.

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

Adverse or unseasonable weather in the markets in which our stores operate or along our supply chain could adversely affect our operating results.

Both adverse and unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures, affect customers’ buying patterns and willingness to shop certain categories or at all, and accordingly, can adversely affect the demand for the merchandise in our stores, particularly in apparel and seasonal merchandise. Weather can also affect the ability to transport merchandise to our stores from our distribution and shipping centers or elsewhere in our supply chain efficiently or in a timely way. As a result, adverse or unseasonable weather could adversely affect our sales, increase markdowns and adversely affect our operating results.

Our results may be adversely affected by serious disruptions or catastrophic events.

Unforeseen public health issues, such as pandemics and epidemics, natural or other disasters, such as hurricanes, tornadoes, floods, earthquakes and other extreme weather and climate conditions, or fires, explosions and acts of war or terrorism could disrupt our operations or the operations of one or more of our vendors or of our supply chain or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by affected distribution centers for a short or extended period of time. As a result, our business could be adversely affected.

As our business is subject to seasonal influences, a decrease in sales or margins, a severe disruption or other significant event that impacts our business during the second half of the year could have a disproportionately adverse effect on our operating results.

Our business is subject to seasonal influences. We generally realize higher levels of sales and income in the second half of the year, which includes the back-to-school and year-end holiday seasons. Any decrease in sales or margins or any significant adverse event during this period could have a disproportionately adverse effect on our results of operations.

Damage to our corporate reputation or those of our retail banners could adversely affect our sales and operating results.

We believe that building the brand reputation of our retail banners is important to our continuing success. In the many different markets in which we do business, we work to build relationships with our customers through our various marketing campaigns. These relationships and our reputation are based, in part, on perceptions of subjective qualities, so incidents involving us, merchandise that we carry or our industry more generally that erode trust or confidence could adversely affect our reputation and our business, particularly if the incidents result in rapid or significant adverse publicity or governmental inquiry. Similarly, information about us, our retail banners and the merchandise we sell, including our licensed or owned brands, publicized through traditional or social media platforms and similar venues, including blogs, websites, and other forums for rapid, broad communications to an audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is unverified or inaccurate. The reputation of our company and our retail banners may be damaged by adverse events at the corporate level or at our retail banners in all, one or some of the markets in which we do business. Damage to the reputation of our company and our banners could result in declines in customer loyalty and sales, affect our vendor relationships, development opportunities and Associate retention and otherwise adversely affect our business.

Quality, safety or other issues with merchandise we sell could damage our reputation, sales and financial results.

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

We have a significant retail presence in Canada and in countries in Europe and have established buying offices around the world. We have recently expanded our operations into additional markets in Europe and Australia and our goal is to continue to expand our operations into other international markets in the future. It can be costly and complex to establish, develop and maintain international operations and promote business in new international jurisdictions, which may differ significantly from the U.S. and other countries in which we currently operate. In addition to facing risks similar to our U.S. and current international operations, such as with regulations like the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there are additional risks inherent in opening and developing operations in new countries. These additional risks include, among others, understanding the local retail climate and trends, local customs and cultures, seasonal differences, business practices and competitive conditions; complying with relevant laws, rules and regulations; developing the appropriate infrastructure; and identifying suitable partners for local operations and for integration with our global operations. There are also financial, regulatory and other risks associated with international operations, including currency exchange fluctuations; potentially adverse tax consequences; limitations on the repatriation and investment of funds outside of the country where earned; trade regulations; the risk of sudden policy or regulatory changes; the risk of political, economic and civil instability and labor unrest; and uncertainties regarding interpretation, application and enforceability of laws and agreements. Any of these risks could adversely impact our operations, profitability or liquidity. Complying with applicable laws, rules and regulations and our own internal policies may also require us to spend additional time and resources to implement new procedures and financial and other controls, conduct audits, train Associates and third parties on our compliance methods or take other actions, any of which could adversely impact our operations.

We are subject to risks associated with importing merchandise from other countries.

Many of the products sold in our stores are sourced by our vendors and, to a lesser extent, by us, in many countries outside of the country where the stores are located, particularly southeastern Asia. Where we are the importer of record, we may be subject to regulatory or other requirements similar to those imposed upon the manufacturer of such products. We are subject to the various risks of importing merchandise from other countries and purchasing product made in other countries, such as:

—	potential disruptions in manufacturing, logistics and supply;

—	changes in duties, tariffs, trade restrictions, quotas and voluntary export restrictions on imported merchandise;

—	transport capacity and costs;

—	information technology challenges;

—	problems in third-party distribution and warehousing and other interruptions of the supply chain;

—	strikes, threats of strikes and other events affecting delivery;

—	consumer perceptions of the safety or quality of imported merchandise;

—	product and international trade compliance with laws and regulations of the destination country;

—

compliance with laws and regulations including changing labor, environmental and other laws in those countries and those concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

—	product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;

—	exposure for product warranty and intellectual property issues;

—	concerns about human rights, working conditions and other labor rights and conditions in countries where merchandise is produced;

—	concerns about transparent sourcing and supply chains;

—	currency exchange rates, financial or economic instability; and

—	political or other disruptions in countries from or through which merchandise is imported.

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

Energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we typically implement a hedging strategy designed to manage a portion of our transportation costs, that strategy may not be effective or sufficient and could result in increased operating costs. Increases in oil and gasoline prices could also adversely affect consumer spending and demand for our products. Increased operating costs and decreased consumer spending and demand for our products could have an adverse effect on our results of operations, either individually or in the aggregate. Increased regulation related to environmental costs, including cap and trade or other emissions management systems could also adversely affect our costs of doing business, including utility, transportation and logistics costs. Similarly, other commodity prices can fluctuate dramatically, such as the cost of cotton and synthetic fabrics, which at times have risen significantly. Such increases can increase the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.

Fluctuations in currency exchange rates may lead to lower revenues and earnings.

Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and changes in currency exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in currency exchange rates have had and are expected to continue to have a significant impact on our consolidated and segment results from time to time. Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When exchange rates change significantly in a short period or move unfavorably over an extended period, as they did in fiscal 2015 and fiscal 2016, respectively, it can be difficult for us to adjust retail prices accordingly, and gross margin can be adversely affected. In addition, a significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which our stores are located, could be significant.

Additionally, we routinely enter into inventory-related derivative instruments to mitigate the impact of currency exchange rates on merchandise margins of merchandise purchases by our segments denominated in currencies other than their local currencies. In accordance with GAAP, we evaluate the fair value of these derivative instruments and make mark-to-market adjustments at the end of each accounting period. These adjustments are of a much greater magnitude when there is significant volatility in currency exchange rates and may have a significant impact on our earnings.

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

Our operating results have fluctuated from quarter to quarter at points in the past, and they may do so in the future. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. We maintain a forecasting process that seeks to project sales and align expenses. If we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our financial performance could be adversely affected. In addition, if we do not repurchase the number of shares we contemplated pursuant to our stock repurchase programs, our earnings per share may be adversely affected.

If we engage in mergers or acquisitions or investments in new businesses, or divest, close or consolidate any of our current businesses, our business will be subject to additional risks.

We may acquire new businesses (as we did with Trade Secret in fiscal 2016 and STP in fiscal 2013), invest in or enter into joint ventures with other businesses, develop new businesses internally and divest, close or consolidate businesses. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in a satisfactory manner could adversely affect our future results of operations and financial condition. Acquisition, investment or divestiture activities may divert attention of management from operating the existing businesses, and we may not effectively evaluate target companies, investments or investment partners or assess the risks, benefits and cost of buying, investing in or closing businesses or of the integration of acquired businesses, all of which can be difficult, time-consuming and dilutive. These activities may not meet our performance and other expectations and may expose us to unexpected or greater-than-expected costs, liabilities and risks. If we are unable to realize the anticipated benefits from acquisitions, we may be required to impair some or all of the goodwill associated with an acquisition, which could adversely impact our results of operations. Divestitures, closings and consolidations could involve risks such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of an acquirer.

Failure to comply with existing laws, regulations and orders or changes in existing laws, regulations and applicable accounting principles and interpretations could negatively affect our business operations and financial performance.

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

Our results may be materially adversely affected by the outcomes of litigation, legal proceedings and other legal or regulatory matters.

We are involved, or may in the future become involved, in legal proceedings, regulatory reviews, audits and other legal matters. These may involve inquiries, investigations, lawsuits and other proceedings by local, provincial, state and federal governmental entities (in the United States and other countries) and private plaintiffs, including with respect to tax, escheat, whistleblower claims, employment and employee benefits including classification, employment rights, discrimination, wage and hour and retaliation, securities, disclosure, real estate, tort, consumer protection, privacy/data security, product safety, advertising, and intellectual property. There continue to be a number of employment-related and consumer protection lawsuits, including putative class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, litigation can be both time-consuming and disruptive to our operations and may cause significant expense and diversion of management attention. Legal and regulatory proceedings and investigations could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.

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

We lease virtually all of our store locations, generally for an initial term of 10 years, with options to renew the term, in the U.S. and Canada or an initial term of 10 to 15 years in Europe. In addition, we either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate, which can adversely affect our results as, for example, was the case in the closures of various of our former operations. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign leases or sublease space to third parties, we can remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when the lease term for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We lease virtually all of our over 3,600 store locations, generally for an initial term of 10 years with options to extend the lease term for one or more 5-year periods in the U.S. and Canada, and an initial term of 10 to 15 years in Europe, some of which have options to extend. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified payments.

The following is a summary of our primary owned and leased distribution centers and primary administrative office locations as of January 30, 2016. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied.

DISTRIBUTION CENTERS

Marmaxx
T.J. Maxx	Worcester, Massachusetts	494,000 s.f.—owned
	Evansville, Indiana	989,000 s.f.—owned
	Las Vegas, Nevada	1,103,000 s.f.—owned
	Charlotte, North Carolina	595,000 s.f.—owned
	Pittston Township, Pennsylvania	1,017,000 s.f.—owned
	Chickasaw, Tennessee	415,000 s.f.—leased
	Memphis, Tennessee	300,000 s.f.—leased

Marshalls	Decatur, Georgia	780,000 s.f.—owned
	Woburn, Massachusetts	472,000 s.f.—leased
	Bridgewater, Virginia	562,000 s.f.—leased
	Philadelphia, Pennsylvania	1,001,000 s.f.—leased
	Phoenix, Arizona	1,139,000 s.f.—owned

HomeGoods	Brownsburg, Indiana	805,000 s.f.—owned
	Bloomfield, Connecticut	803,000 s.f.—owned
	Jefferson, Georgia	801,000 s.f.—owned

TJX Canada	Brampton, Ontario	506,000 s.f.—leased
	Mississauga, Ontario	679,000 s.f.—leased

TJX International	Wakefield, England	176,000 s.f.—leased
	Stoke, England	261,000 s.f.—leased
	Walsall, England	274,000 s.f.—leased
	Bergheim, Germany	322,000 s.f.—leased
	Wroclaw, Poland	303,000 s.f.—leased

OFFICE SPACE

Corporate, Marmaxx, HomeGoods	Framingham and Marlborough, Massachusetts	1,672,000 s.f.—owned in several buildings

TJX Canada	Mississauga, Ontario	434,000 s.f.—leased

TJX International	Watford, England	238,000 s.f.—leased
	Dusseldorf, Germany	29,000 s.f.—leased
	Banksmeadow, Australia	13,000 s.f.—shared service agreement

Sierra Trading Post owns a 468,000 square foot facility in Cheyenne, Wyoming which houses its administrative offices and fulfillment center operations. Trade Secret, part of TJX International, maintains third-party arrangements for two distribution centers in Australia totaling approximately 98,000 square feet.

ITEM 3. Legal Proceedings

TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly Associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes, including alleged misclassification of positions as exempt from overtime, alleged entitlement to additional wages for alleged off-the-clock work by hourly employees and alleged failure to pay all wages due upon termination. TJX is also a defendant in lawsuits filed in federal courts brought as putative class actions on behalf of customers relating to TJX’s compare at pricing. The lawsuits are in various procedural stages and seek unspecified monetary damages, injunctive relief and attorneys’ fees.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low sale prices for our common stock for fiscal 2016 and fiscal 2015 are as follows:

	Fiscal 2016		Fiscal 2015
Quarter	High	Low	High	Low
First	$71.03	$63.66	$62.37	$55.82
Second	$70.52	$64.30	$59.95	$51.91
Third	$76.93	$67.25	$64.20	$52.76
Fourth	$74.65	$63.53	$69.84	$59.69

The approximate number of common shareholders at January 30, 2016 was 152,500.

Our Board of Directors declared four quarterly dividends of $0.21 per share for fiscal 2016 and $0.175 per share for fiscal 2015. While our dividend policy is subject to periodic review by our Board of Directors, we are currently planning to pay a $0.26 per share quarterly dividend in fiscal 2017, subject to declaration and approval by our Board of Directors, and currently intend to continue to pay comparable dividends in the future.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2016 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 1, 2015 through November 28, 2015	2,322,030	$69.47	2,322,030	$1,839,083,436
November 29, 2015 through January 2, 2016	2,061,924	$70.81	2,061,924	$1,693,083,493
January 3, 2016 through January 30, 2016	2,956,614	$68.43	2,956,614	$3,490,760,082
Total:	7,340,568		7,340,568

(1)	Repurchased under publicly announced stock repurchase programs.

(2)	Includes commissions for the shares repurchased under stock repurchase programs.

(3)

During the fourth quarter of fiscal 2016, TJX completed the $2.0 billion program announced in February 2014 and initiated a $2.0 billion stock repurchase program announced in February 2015. Under this program, we repurchased a total of 7.3 million shares at a cost of $509 million in the fourth quarter of 2016 and as of January 30, 2016, approximately $1.5 billion remained available for purchase under this plan. Additionally, as announced on February 24, 2016, our Board approved our 17th stock repurchase program in late January to authorize an additional $2.0 billion in repurchases from time to time, which is included in the table above.

ITEM 6. Selected Financial Data

Dollars in millions except per share amounts	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
				(53 Weeks)
Income statement and per share data:
Net sales	$30,945	$29,078	$27,423	$25,878	$23,191
Income from continuing operations	$2,278	$2,215	$2,137	$1,907	$1,496
Weighted average common shares for diluted earnings per share calculation (in thousands)	683,251	703,545	726,376	747,555	773,772
Diluted earnings per share from continuing operations	$3.33	$3.15	$2.94	$2.55	$1.93
Cash dividends declared per share	$0.84	$0.70	$0.58	$0.46	$0.38
Balance sheet data:
Cash and cash equivalents	$2,095	$2,494	$2,150	$1,812	$1,507
Working capital(1)	$2,370	$2,648	$2,449	$1,855	$1,963
Total assets(1)	$11,499	$10,989	$10,098	$9,422	$8,180
Capital expenditures	$912	$912	$947	$978	$803
Long-term obligations(2)	$1,624	$1,624	$1,274	$775	$785
Shareholders’ equity	$4,307	$4,264	$4,230	$3,666	$3,209
Other financial data:
After-tax return (continuing operations) on average shareholders’ equity	53.1%	52.2%	54.1%	55.5%	47.4%
Total debt as a percentage of total capitalization(3)	27.4%	27.6%	23.2%	17.4%	19.7%
Stores in operation:
In the United States:
T.J. Maxx	1,156	1,119	1,079	1,036	983
Marshalls	1,007	975	942	904	884
Sierra Trading Post	8	6	4	4	—
HomeGoods	526	487	450	415	374
In Canada:
Winners	245	234	227	222	216
HomeSense	101	96	91	88	86
Marshalls	41	38	27	14	6
In Europe:
T.K. Maxx	456	407	371	343	332
HomeSense	39	33	28	24	24
In Australia:
Trade Secret	35	—	—	—	—
Total	3,614	3,395	3,219	3,050	2,905

Selling square footage (in thousands):
In the United States:
T.J. Maxx	26,158	25,461	24,712	23,894	22,894
Marshalls	24,308	23,715	23,092	22,380	22,042
Sierra Trading Post	159	122	83	83	—
HomeGoods	10,234	9,537	8,865	8,210	7,391
In Canada:
Winners	5,470	5,310	5,196	5,115	5,008
HomeSense	1,900	1,824	1,748	1,698	1,670
Marshalls	975	914	666	363	162
In Europe:
T.K. Maxx	9,970	9,109	8,383	7,830	7,588
HomeSense	639	545	464	411	402
In Australia:
Trade Secret	667	—	—	—	—
Total	80,480	76,537	73,209	69,984	67,157

(1)	Amounts adjusted to reflect the reclassification of current deferred tax assets and liabilities to noncurrent in accordance with ASU 2015-17. We reclassified $138 million, $102 million, $96 million and $106 million of net deferred tax assets from current to noncurrent at January 31, 2015, February 1, 2014, February 2, 2013 and January 28, 2012, respectively. See “Note A: Summary of Accounting Policies” within Item 8 of this Form 10-K for additional information.

(2)	Includes long-term debt, exclusive of current installments and capital lease obligations, less the portion due within one year.

(3)	Total capitalization includes shareholders’ equity, short-term debt, long-term debt and capital lease obligations, including current maturities.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows relates to our 52-week fiscal years ended January 30, 2016 (fiscal 2016), January 31, 2015 (fiscal 2015) and February 1, 2014 (fiscal 2014).

OVERVIEW

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,600 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International, formerly TJX Europe (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe, and Trade Secret in Australia). In the U.S. we also operate Sierra Trading Post (STP), a leading off-price Internet retailer with a small number of stores. The results of STP are reported in our Marmaxx segment.

Fiscal 2016 was another successful year for TJX as we posted strong gains in net sales and solid earnings per share growth on top of strong increases in both fiscal 2015 and fiscal 2014. We continued to generate strong cash flows, allowing us to return value to our shareholders through cash dividends and share repurchases, while continuing to reinvest in our business by adding new stores and remodeling existing ones, and while continuing to strengthen our infrastructure in support of our continuing growth. In fiscal 2016, we implemented the first phase of an initiative to raise wages for our U.S. full- and part-time hourly store associates. The second phase of additional wage increases will occur in fiscal 2017.

Highlights of our financial performance for fiscal 2016 include the following:

—

Same store sales increased 5% in fiscal 2016 over an increase of 2% in fiscal 2015 and an increase of 3% in fiscal 2014. The fiscal 2016 increase was driven by an increase in customer traffic. We also had a strong increase in units sold which was offset by a reduction in the average ticket.

—

Net sales increased to $30.9 billion for fiscal 2016, up 6% over the same period last year. Net sales increased to $29.1 billion for fiscal 2015, up 6% over the prior year. At January 30, 2016, the number of stores in operation increased 6% and selling square footage increased 5% over the end of fiscal 2015.

—

Earnings per share for fiscal 2016 were $3.33 per diluted share compared to $3.15 per diluted share in fiscal 2015. Fiscal 2015 earnings per share includes a charge of $0.01 from a loss on early extinguishment of debt.

—

Our fiscal 2016 pre-tax margin (the ratio of pre-tax income to net sales) was 11.8%, a 0.4 percentage point decrease compared to our fiscal 2015 pre-tax margin. The loss on early extinguishment of debt reduced pre-tax margin by 0.1 percentage point in fiscal 2015.

—

Our cost of sales ratio for fiscal 2016 was 71.2%, a 0.3 percentage point decrease compared to the fiscal 2015 ratio. This improvement was driven by buying and occupancy expense leverage on strong same store sales growth as well as an increase in merchandise margin.

—

Our selling, general and administrative expense ratio for fiscal 2016 increased 0.7 percentage points to 16.8% from 16.1% in fiscal 2015. This increase is primarily due to higher store payroll costs due to our wage initiative and the impact of handling a large increase in units sold.

—

Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, were up 5% (up 6% on a constant currency basis) at the end of fiscal 2016 as compared to the prior year.

—

During fiscal 2016, we repurchased 26.5 million shares of our common stock for $1.8 billion. Earnings per share reflect the benefit of the stock repurchase program. In January 2016, our Board of Directors authorized our 17th stock repurchase program for an additional $2.0 billion.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for fiscal 2016 totaled $30.9 billion, a 6% increase over $29.1 billion in fiscal 2015. The increase reflected a 4% increase from new stores and a 5% increase from same store sales, offset by a 3% negative impact from foreign currency exchange rates. Net sales from our e-commerce businesses amount to approximately 1% of total sales and had an immaterial impact on fiscal 2016 sales growth. Consolidated net sales for fiscal 2015 totaled $29.1 billion, a 6% increase over $27.4 billion in fiscal 2014. The increase reflected a 4% increase from new stores and a 2% increase from same store sales. Foreign currency exchange rates and e-commerce sales had an immaterial impact on fiscal 2015 net sales growth.

Same store sales increases in the U.S. for fiscal 2016 were due to an increase in customer traffic. We also had a strong increase in units sold which was offset by a reduction in the average ticket. In fiscal 2016, home fashions performed better than apparel but both recorded strong same store sales growth. Geographically, in the U.S., sales were strong in virtually all regions, with the Southeast reporting the highest same store sales growth. In Canada, same store sales increases were well above the consolidated average while TJX International was slightly below the consolidated average.

Same store sales increases in the U.S. for fiscal 2015 were driven by increases in the value of the average transaction and customer traffic. In fiscal 2015, within apparel, sales from jewelry and accessories and activewear performed particularly well, as did home fashions. Geographically, in the U.S., sales were strongest in the Southeast and Southwest. Same store sales increases at TJX International and TJX Canada were above the consolidated average.

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. The sales of Sierra Trading Post (including stores), tjmaxx.com and tkmaxx.com (our e-commerce businesses) are not included in same store sales. We classify a store as a new store until it meets the same store sales criteria. The newly acquired Trade Secret stores will be included in same store sales when they meet the above definition. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated on a constant currency basis, meaning we translate the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance. We define customer traffic to be the number of transactions in stores included in the same store sales calculation and define average ticket to be the average retail price of the units sold. We define average transaction or average basket to be the average dollar value of transactions included in the same store sales calculation.

The following table sets forth our consolidated operating results as a percentage of net sales:

	Percentage of Net Sales
	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Net sales	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.2	71.5	71.5
Selling, general and administrative expenses	16.8	16.1	16.3
Loss on early extinguishment of debt	—	0.1	—
Interest expense, net	0.1	0.1	0.1
Income before provision for income taxes*	11.8%	12.2%	12.1%
Diluted earnings per share	$3.33	$3.15	$2.94

*	Figures may not foot due to rounding.

Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar in relation to other currencies. Two ways in which foreign currency exchange rates affect our reported results are as follows:

—

Translation of foreign operating results into U.S. dollars: In our financial statements, we translate the operations of TJX Canada and TJX International from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins as a percentage of net sales, or affects them only slightly, as sales and expenses of the foreign operations are translated at approximately the same rates within a given period.

—

Inventory-related derivatives: We routinely enter into inventory-related hedging instruments to mitigate the impact on earnings of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Canada and TJX International. As we have not elected “hedge accounting” for these instruments as defined by U.S. generally accepted accounting principles (GAAP), we record a mark-to-market gain or loss on the derivative instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is received and paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these derivatives does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.2% in fiscal 2016 compared to 71.5% in both fiscal 2015 and fiscal 2014. The improvement in this expense ratio was driven by leverage on buying and occupancy costs as a result of the 5% same store sales increase along with an increase on our profit margin on merchandise sold (merchandise margin). Together these two items benefitted the fiscal 2016 expense ratio by approximately 0.5 percentage points. Merchandise margin improved despite the negative impact transactional foreign exchange had on the cost of merchandise for Canada and Europe this year versus last year. The change in exchange rates increased the cost of merchandise purchased by Canada and Europe that were denominated in currencies other than their local currency, primarily the U.S. dollar. This expense ratio was also negatively impacted by increased freight and distribution costs associated with moving more units through our supply chain and the mark to market of inventory derivatives. The fiscal 2015 expense ratio was comparable to that of fiscal 2014 with a slight increase in the fiscal 2015 merchandise margin.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales were 16.8% in fiscal 2016, 16.1% in fiscal 2015 and 16.3% in fiscal 2014. The increase in this ratio in fiscal 2016 was primarily due to a combination of higher employee payroll costs, due to our wage initiative and an increase in units handled at the stores, along with our incremental investments and increased contributions to TJX’s charitable foundations.

The reduction in this ratio for fiscal 2015 was largely due to a reduction in our reserves for former operations in fiscal 2015, as well as costs incurred in fiscal 2014 relating to our home office relocations.

Loss on early extinguishment of debt: On July 8, 2014, we redeemed our $400 million aggregate principal amount of 4.20% notes due August 2015 and recorded a pre-tax loss on the early extinguishment of debt of $16.8 million.

Interest expense, net: The components of interest expense, net for the last three fiscal years are summarized below:

	Fiscal Year Ended
Dollars in thousands	January 30, 2016	January 31, 2015	February 1, 2014
Interest expense	$68,253	$64,783	$57,084
Capitalized interest	(7,984)	(9,403)	(10,993)
Interest (income)	(13,869)	(15,593)	(15,010)
Interest expense, net	$46,400	$39,787	$31,081

The increase in net interest expense for fiscal 2016 reflects interest expense in fiscal 2016 on the financing lease obligation related to TJX Canada’s new home office of $3.7 million. The increase in net interest expense also reflects a reduction in capitalized interest costs and interest income in the fiscal 2016 periods as compared to the same periods last year.

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

Income taxes: Our effective annual income tax rate was 37.7% in fiscal 2016, 37.6% in fiscal 2015 and 35.6% in fiscal 2014. The increase in the fiscal 2016 income tax rate was due to the jurisdictional mix of income and the valuation allowance on foreign net operating losses. The increase in the fiscal 2015 effective income tax rate, as compared to fiscal 2014, was primarily due to the impact on the fiscal 2014 income tax rate from tax benefits in fiscal 2014 of approximately $80 million, which were primarily due to a reduction in our reserve for uncertain tax positions as a result of settlements with state taxing authorities and the reversal of valuation allowances against foreign net operating loss carryforwards. These benefits reduced the fiscal 2014 effective income tax rate by 2.2 percentage points. See Note K to the consolidated financial statements for more information relating to income taxes.

Net income and diluted earnings per share: Net income was $2.3 billion in fiscal 2016, a 3% increase over $2.2 billion in fiscal 2015, which in turn was a 4% increase over $2.1 billion in fiscal 2014. Diluted earnings per share were $3.33 in fiscal 2016, $3.15 in fiscal 2015 and $2.94 in fiscal 2014. The after-tax cost for the loss on the early extinguishment of debt in the second quarter of fiscal 2015 reduced earnings per share for fiscal 2015 by $0.01 per share. The tax benefits referred to above added $0.11 to earnings per share for fiscal 2014. Foreign currency exchange rates also affected the comparability of our results. Foreign currency exchange rates had a $0.09 negative impact on earnings per share in fiscal 2016 when compared to fiscal 2015, and a $0.02 negative impact in fiscal 2015 when compared to fiscal 2014.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth in fiscal 2016 by approximately 3%. We repurchased 26.5 million shares of our stock at a cost of $1.8 billion in fiscal 2016, 27.7 million shares of our stock at a cost of $1.7 billion in fiscal 2015 and 27.0 million shares of our stock at a cost of $1.5 billion in fiscal 2014.

Segment information: We operate four main business segments. Our Marmaxx (T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods segments both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe and Trade Secret in Australia. In the U.S., we also operate STP, an off-price Internet retailer with a small number of stores. We currently consider all of STP, including its limited number of stores, as part of our e-commerce businesses. The results of STP have been included in our Marmaxx segment. The former TJX Europe segment has been renamed TJX International to reflect the acquisition of Trade Secret in Australia. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense, loss on early extinguishment of debt and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Fiscal Year Ended
Dollars in millions	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$19,948.2	$18,687.9	$17,929.6
Segment profit	$2,858.8	$2,736.7	$2,612.7
Segment profit as a percentage of net sales	14.3%	14.6%	14.6%
Increase in same store sales	4%	1%	3%
Stores in operation at end of period
T.J. Maxx	1,156	1,119	1,079
Marshalls	1,007	975	942
Total Marmaxx	2,163	2,094	2,021
Selling square footage at end of period (in thousands)
T.J. Maxx	26,158	25,461	24,712
Marshalls	24,308	23,715	23,092
Total Marmaxx	50,466	49,176	47,804

At January 30, 2016, STP operated eight stores with selling square footage of 159,000. At January 31, 2015, STP operated six stores with selling square footage of 122,000. At February 1, 2014, STP operated four stores with selling square footage of 83,000.

Net sales at Marmaxx increased 7% in fiscal 2016 as compared to fiscal 2015. The increase reflected a 3% increase from new store sales and a 4% increase from same store sales. The same store sales increase of 4% in fiscal 2016 is on top of a 1% increase in the prior year. Same store sales growth at Marmaxx for fiscal 2016 was driven by an increase in customer traffic. Marmaxx same store sales also reflect an increase in units sold, which was more than offset by a decrease in the average ticket. Our merchandise mix and pricing strategy throughout fiscal 2016 resulted in the lower average ticket which we believe contributed to strong growth in customer traffic and in units sold. Geographically, same store sales were strong throughout most of the country with the Southeast region particularly strong. Home fashions outperformed apparel for fiscal 2016 with both categories posting same store sales growth.

Same store sales for Marmaxx were up 1% in fiscal 2015, on top of a 3% increase in the prior year. Same store sales growth at Marmaxx for fiscal 2015 was driven by an increase in the average transaction with a slight increase in customer traffic. Same store sales increases for home fashions were above the chain average while apparel overall was below the chain average. Within apparel, jewelry and accessories and activewear were well above the average. Geographically, same store sales increases were strongest in the Southeast and Southwest.

Segment margin in fiscal 2016 was 14.3% compared to 14.6% in fiscal 2015. Marmaxx results for fiscal 2016 reflect an increase in merchandise margin and occupancy expense leverage on same store sales growth of approximately 0.6 percentage points. However, these gains were offset by higher distribution costs, reflecting the increase in units processed as well as higher store payroll, primarily due to our wage initiative, and processing more units at the store level. In addition, tjmaxx.com and STP (our U.S. e-commerce businesses) had a negative impact on year-over-year segment margin comparisons of 0.3 percentage points. Our e-commerce businesses operate at lower profit margins and at STP, we incurred additional costs as we work to transition this business to be less promotional to align more closely with our off-price model and to adjust its merchandise mix. Overall, e-commerce sales represent less than 2% of Marmaxx’s net sales.

Segment margin in fiscal 2015 was 14.6%, flat compared to fiscal 2014. Improvements in merchandise margin as well as a reduction in administrative costs and insurance costs as a percentage of sales were offset by the impact of our e-commerce businesses and expense deleverage, primarily occupancy costs, on the 1% same store sales growth.

In fiscal 2017, we expect to open approximately 60 Marmaxx stores and increase selling square footage by approximately 2%.

HomeGoods

	Fiscal Year Ended
Dollars in millions	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$3,915.2	$3,414.4	$2,993.7
Segment profit	$549.3	$463.2	$386.5
Segment profit as a percentage of net sales	14.0%	13.6%	12.9%
Increase in same store sales	8%	7%	7%
Stores in operation at end of period	526	487	450
Selling square footage at end of period (in thousands)	10,234	9,537	8,865

HomeGoods’ net sales increased 15% in fiscal 2016, on top of a 14% increase in fiscal 2015. The increase in fiscal 2016 reflected a 7% increase from new store sales and an 8% increase from same store sales. The same store sales increase of 8% in fiscal 2016 is on top of a same store sales increase of 7% in fiscal 2015. The increase in same store sales for fiscal 2016 was primarily due to an increase in customer traffic. Same store sales growth in fiscal 2015 was driven by an increase in the value of the average transaction along with an increase in customer traffic.

Segment profit margin for fiscal 2016 was 14.0%, up from 13.6% for fiscal 2015. The growth in segment margin for fiscal 2016 was driven by expense leverage, primarily buying and occupancy costs, on strong same store sales growth and an increase in merchandise margin, partially offset by an increase in distribution costs and higher payroll costs related to our wage initiative. Segment profit margin for fiscal 2015 was 13.6%, up from 12.9% for fiscal 2014. The increase in fiscal 2015 was driven by expense leverage on the 7% same store sales increase, due to buying and occupancy costs as well as administrative costs, and an increase in merchandise margins.

In fiscal 2017, we plan an increase of approximately 50 HomeGoods stores and plan to increase selling square footage by approximately 8%.

Foreign Segments:

TJX Canada

	Fiscal Year Ended
U.S. Dollars in millions	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$2,854.6	$2,883.9	$2,877.8
Segment profit	$375.3	$393.6	$405.4
Segment profit as a percentage of net sales	13.1%	13.6%	14.1%
Increase in same store sales	12%	3%	0%
Stores in operation at end of period
Winners	245	234	227
HomeSense	101	96	91
Marshalls	41	38	27
Total	387	368	345
Selling square footage at end of period (in thousands)
Winners	5,470	5,310	5,196
HomeSense	1,900	1,824	1,748
Marshalls	975	914	666
Total	8,345	8,048	7,610

Net sales for TJX Canada in fiscal 2016 were down 1% compared to fiscal 2015. While net sales reflected a 3% increase from new store sales and a 12% increase from same store sales, these were more than offset by currency translation that negatively impacted sales growth by 16%. The same store sales increase of 12% in fiscal 2016 was primarily due to an increase in customer traffic. Same store sales increased 3% in fiscal 2015. Net sales for TJX Canada were essentially flat in fiscal 2015 compared to fiscal 2014 as a 4% increase from new store sales and a 3% increase in same store sales were completely offset by a 7% negative impact from foreign currency.

Segment profit margin decreased 0.5 percentage points to 13.1% in fiscal 2016. The decrease in segment margin was primarily due to a decrease in merchandise margins, the unfavorable impact of mark-to-market adjustments on inventory-related derivatives and an increase in incentive pay due to the above-plan performance. Collectively, these items reduced segment margin by 1.2 percentage points. The decrease in merchandise margin was driven by transactional foreign exchange as the year-over-year changes in currency exchange rates increased TJX Canada’s cost of merchandise purchased in U.S. dollars. These declines in the segment margin were partially offset by expense leverage on same store sales, particularly buying and occupancy costs.

Segment profit margin decreased 0.5 percentage points to 13.6% in fiscal 2015. The decrease in segment margin was due to a decrease in merchandise margins and the unfavorable impact of mark-to-market adjustments on inventory-related derivatives, which collectively reduced segment margin by 0.8 percentage points. The decline in merchandise margin in fiscal 2015 as compared to fiscal 2014 was also largely related to transactional foreign exchange. The decline in the fiscal 2015 segment margin was partially offset by expense leverage on same store sales, particularly buying and occupancy costs, along with a reduction in advertising costs as a percentage of sales.

In fiscal 2017, we plan an increase of approximately 30 stores in Canada and plan to increase selling square footage by approximately 7%.

TJX International

	Fiscal Year Ended
U.S. Dollars in millions	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$4,226.9	$4,092.3	$3,621.6
Segment profit	$316.9	$337.4	$275.5
Segment profit as a percentage of net sales	7.5%	8.2%	7.6%
Increase in same store sales	4%	3%	6%
Stores in operation at end of period
T.K. Maxx	456	407	371
HomeSense	39	33	28
Trade Secret	35	—	—
Total	530	440	399
Selling square footage at end of period (in thousands)
T.K. Maxx	9,970	9,109	8,383
HomeSense	639	545	464
Trade Secret	667	—	—
Total	11,276	9,654	8,847

Net sales for TJX International increased 3% in fiscal 2016 to $4.2 billion compared to $4.1 billion in fiscal 2015, on top of a 13% increase in fiscal 2015 compared to fiscal 2014. The increase in fiscal 2016 reflected a 9% increase from new store sales and a 4% increase from same store sales, offset by the unfavorable impact from currency translation of 10%. The increase in same store sales for fiscal 2016 was primarily driven by an increase in customer traffic. Net sales for TJX International increased 13% in fiscal 2015 to $4.1 billion compared to $3.6 billion in fiscal 2014. The increase in fiscal 2015 reflected an 8% increase from new store sales, a 3% increase from same store sales and a 2% favorable impact from foreign currency translation.

Segment profit margin decreased 0.7 percentage points to 7.5% in fiscal 2016 compared to fiscal 2015. The fiscal 2016 segment margin was favorably impacted by strong buying and occupancy expense leverage on the strong same stores sales increase, which was more than offset by the impact of several of our investment initiatives and a decrease in merchandise margin. The investment initiatives include costs associated with centralizing support areas of our business, investing in our infrastructure to support our growth plans, our new store openings in Austria and the Netherlands and the acquisition of Trade Secret in Australia.

Segment profit margin increased 0.6 percentage points to 8.2% in fiscal 2015 compared to fiscal 2014. The improvement in segment margin was primarily due to an increase in merchandise margins and expense leverage on same store sales, particularly buying and occupancy costs. The mark-to-market adjustment on inventory-related derivatives also had a positive impact. These margin improvements were partially offset by an increase in store payroll costs as a percentage of sales as well as investments in talent and research to open stores in two new countries in fiscal 2016.

We expect to add approximately 50 stores to TJX International in fiscal 2017 and plan to increase selling square footage by approximately 8%.

General Corporate Expense:

	Fiscal Year Ended
Dollars in millions	January 30, 2016	January 31, 2015	February 1, 2014
General corporate expense	$395.6	$324.4	$329.5

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses. Increased contributions to the TJX charitable foundations, higher incentive compensation accruals due to our above-plan performance and costs related to the acquisition of Trade Secret in Australia accounted for approximately $61 million of the increase in general corporate expense in fiscal 2016 as compared to fiscal 2015.

General corporate expense for fiscal 2015 decreased slightly from the prior year primarily due to a favorable adjustment to our reserve for former operations as well as costs incurred in fiscal 2014 relating to our home office relocations. These reductions in general corporate expense were partially offset by an increase in stock compensation expense and higher contributions to the TJX Foundation.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities: Net cash provided by operating activities was $2,937 million in fiscal 2016, $3,008 million in fiscal 2015 and $2,600 million in fiscal 2014. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.

Operating cash flows for fiscal 2016 decreased by $71 million compared to fiscal 2015. Net income plus the non-cash impact of depreciation provided cash of $2,894 million in fiscal 2016 compared to $2,804 million in fiscal 2015, an increase of $90 million. The change in the deferred income tax provision unfavorably impacted year-over-year cash flows by $71 million, which was driven by the deferred tax impact of the higher contributions to the pension plan in fiscal 2015. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $290 million in fiscal 2016, compared to a use of cash of $47 million in fiscal 2015, negatively impacting year-over-year cash flows by $243 million. The cash flow impact of the change in inventory and accounts payable was primarily due to an increase in packaway inventory at the end of fiscal 2016 as compared to the prior year as well as the impact of merchandise received late in the fourth quarter of fiscal 2015 that was paid for in fiscal 2016. The change in accrued expenses and other liabilities favorably impacted cash flows by $353 million in fiscal 2016 versus a favorable impact of $166 million in fiscal 2015. This favorable impact of $187 million in year-over-year cash flows from operations was driven primarily by an additional $100 million of voluntary contributions to our qualified pension plan in fiscal 2015 as compared to fiscal 2016. Lastly, fiscal 2016 cash flow from operations was reduced by $23 million for the cost to acquire favorable lease rights.

Operating cash flows for fiscal 2015 increased $408 million compared to fiscal 2014. Net income plus the non-cash impact of depreciation provided cash of $2,804 million in fiscal 2015 compared to $2,686 million in fiscal 2014, an increase of $118 million. The change in the deferred income tax provision, which was driven by the tax treatment of the voluntary contributions to our funded pension plan of $150 million in fiscal 2015, favorably impacted fiscal 2015 operating cash flows by $50 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $47 million in fiscal 2015, compared to a use of cash of $117 million in fiscal 2014, favorably impacting year-over-year cash flows by $70 million. The cash flow impact of the change in inventory and accounts payable was driven by the timing of receipt and payment of merchandise purchases. The improvement in operating cash flows in fiscal 2015 as compared to fiscal 2014 reflects an increase in the receipt of merchandise later in the fourth quarter that was paid for in the following fiscal year. The change in accrued expenses and other liabilities favorably impacted cash flows by $21 million in fiscal 2015 versus an unfavorable impact of $30 million in fiscal 2014. This favorable impact of $51 million in year-over-year cash flows from operations was driven by a payment in fiscal 2015 of approximately $80 million for settlements with tax authorities reducing our fiscal 2014 reserve for uncertain tax positions. Additionally, operating cash flows increased by $122 million year-over-year due to the change in income taxes payable and recoverable, which was largely driven by the increase in the current tax provision.

Investing activities: Our cash flows for investing activities include capital expenditures for the last three fiscal years as set forth in the table below:

	Fiscal Year Ended
In millions	January 30, 2016	January 31, 2015	February 1, 2014
New stores	$199.1	$201.5	$185.4
Store renovations and improvements	299.7	266.8	308.0
Office and distribution centers	390.6	443.2	453.3
Capital expenditures	$889.4	$911.5	$946.7

We expect our capital expenditures in fiscal 2017 will be approximately $1.1 billion, including approximately $600 million for our offices and distribution centers (including buying and merchandising systems and information systems) to support growth, approximately $300 million for store renovations and approximately $200 million for new stores. We plan to fund these expenditures through internally generated funds.

In fiscal 2016, we purchased $798 million of investments, compared to $431 million in fiscal 2015. Additionally, $681 million of investments were sold or matured during fiscal 2016 compared to $388 million in the prior year. The increased investment activity in fiscal 2016 reflects the impact of changing the investments of our Executive Savings Plan. This change in investments resulted in $154 million of assets being liquidated and then reinvested in new investment options. The balance of this activity primarily relates to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented. Finally, investing activities include the initial payment of $57 million for the acquisition of Trade Secret.

Financing activities: Cash flows from financing activities resulted in net cash outflows of $2,176 million in fiscal 2016, $1,560 million in fiscal 2015 and $1,144 million in fiscal 2014.

TJX repurchased and retired 26.5 million shares of its common stock at a cost of $1.8 billion during fiscal 2016, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. Under our stock repurchase programs, we spent $1.8 billion to repurchase 26.6 million shares of our stock in fiscal 2016, $1.7 billion to repurchase 27.6 million shares of our stock in fiscal 2015 and $1.5 billion to repurchase 27.3 million shares of our stock in fiscal 2014. See Note D to the consolidated financial statements for more information. In February 2016, we announced that our Board of Directors authorized an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX stock. We currently plan to repurchase approximately $1.5 billion to $2.0 billion of stock under our stock repurchase programs in fiscal 2017. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change.

We declared quarterly dividends on our common stock which totaled $0.84 per share in fiscal 2016, $0.70 per share in fiscal 2015 and $0.58 per share in fiscal 2014. Cash payments for dividends on our common stock totaled $544 million in fiscal 2016, $466 million in fiscal 2015 and $394 million in fiscal 2014. We also received proceeds from the exercise of employee stock options of $132 million in fiscal 2016, $143 million in fiscal 2015 and $146 million in fiscal 2014. We expect to pay quarterly dividends for fiscal 2017 of $0.26 per share, or an annual dividend of $1.04 per share, subject to the declaration and approval of our Board of Directors. This would represent a 24% increase over the per share dividends declared and paid for fiscal 2016.

In June 2014, we issued $750 million aggregate principal amount of 2.75% seven-year notes generating proceeds, net of debt issuance expenses and fees, of $743 million. In July 2014, we used a portion of the proceeds from the 2.75% seven-year notes to redeem the $400 million aggregate principal amount of 4.20% notes paying $416 million to the note holders for the present value of principal and future remaining interest payments due on the notes. In fiscal 2014, we issued $500 million of 2.50% ten-year notes generating proceeds, net of debt issuance expenses and fees, of $495 million. See Note J to the consolidated financial statements for more information.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of January 30, 2016, our cash and cash equivalents held outside the U.S. were $1.2 billion, of which $355.4 million was held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India and Hong Kong. If we repatriate cash from such subsidiaries, we would not expect to incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities are more than adequate to meet our operating needs over the next fiscal year. Our credit facilities were amended subsequent to the fiscal year end and are more fully described in Note J to the consolidated financial statements.

Contractual obligations: As of January 30, 2016, we had known contractual obligations (including current installments) under long-term debt arrangements, operating leases for property and equipment and purchase obligations as follows (in thousands):

		Payments Due by Period
Tabular Disclosure of Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$2,089,437	$63,950	$136,723	$473,313	$1,415,451
Operating lease commitments(2)	7,997,821	1,368,050	2,424,060	1,851,037	2,354,674
Purchase obligations(3)	3,075,339	2,894,674	161,346	19,308	11
Total obligations	$13,162,597	$4,326,674	$2,722,129	$2,343,658	$3,770,136

(1)	Includes estimated interest costs and financing lease obligations.

(2)	Reflects minimum rent. Does not include costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2016.

(3)	Includes estimated obligations under purchase orders for merchandise and under agreements for capital items, products and services used in our business, including executive employment and other agreements. Excludes agreements that can be cancelled without penalty.

We also have long-term liabilities for which it is not reasonably possible for us to predict when they may be paid which include $418.2 million for employee compensation and benefits, and $33.4 million for uncertain tax positions.

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

Inventory valuation: We use the retail method for valuing inventory for all our businesses except STP and Trade Secret. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as it has not been fully processed for sale (i.e. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. It involves management estimates with regard to markdowns and inventory shrinkage. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. Typically, a significant area of judgment in the retail method is the amount and timing of permanent markdowns. However, as a normal business practice, we have a specific policy as to when and how markdowns are to be taken, greatly reducing management’s discretion and the need for management estimates as to markdowns. Inventory shrinkage requires estimating a shrinkage rate for interim periods, but we take a full physical inventory near the fiscal year end to determine shrinkage at year end. Historically, the variance between estimated shrinkage and actual shrinkage has not been material to our annual financial results. We do not generally enter into arrangements with vendors that provide for rebates and allowances that could ultimately affect the value of inventory.

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

Retirement obligations: Retirement costs are accrued over the service life of an employee and represent, in the aggregate, obligations that will ultimately be settled far in the future and are therefore subject to estimates. We are required to make economic, demographic and other assumptions regarding variables, such as the discount rate for valuing pension obligations, the long-term rate of return assumed to be earned on pension assets and assumptions about mortality, all of which impact the net periodic pension cost for the period. These assumptions, including the discount rate, which we determine annually based on market interest rates, and our estimated long-term rate of return, which can differ considerably from actual returns, can have a significant impact on the annual cost of retirement benefits and the funded status of our qualified pension plan. If our discount rate decreased 0.25 percentage points, our fiscal 2016 pension cost for our funded plan would have increased by approximately $8 million. Similarly, an increase in the discount of rate of 0.25 percentage points would result in a comparable reduction of pension cost. A change of 0.25 percentage points in our long-term rate of return would increase or decrease our fiscal 2016 pension cost by approximately $3 million. During fiscal 2015, we adjusted our assumptions relating to mortality (the expected lives of our pension participants) in light of new mortality tables issued by the Society of Actuaries which project longer life expectancies. The change in our mortality assumptions added $59 million to the projected benefit obligation for the funded plan as of January 31, 2015 and added approximately $7 million to our fiscal 2016 pension cost. When the discount rate, market performance of our plan assets, changes in laws, regulations, actuarial standards or other factors have a negative impact on the funded status of our plan, our required contributions may increase. We also consider these factors in determining the amount of voluntary contributions we may make to the plan in excess of mandatory funding requirements. In fiscal 2016, we funded our qualified pension plan with a voluntary contribution of $50 million.

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

Casualty insurance: Our casualty insurance program is a self-insured program which requires us to estimate the total claims we would incur as a component of our annual insurance cost. The estimated claims are developed, with the assistance of an actuary, based on historical experience and other factors. These estimates involve significant judgments and assumptions, and actual results could differ from these estimates. If our estimate for the claims component of our casualty insurance for fiscal 2016 were to change by 5%, the fiscal 2016 pre-tax cost would increase or decrease by approximately $4 million. A large portion of these claims is funded with a non-refundable payment during the policy year, offsetting our estimated claims accrual. We had a net accrual of $19.7 million for the unfunded portion of our casualty insurance program as of January 30, 2016.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note A to the consolidated financial statements included in this annual report on Form 10-K for recently issued accounting standards, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

TJX is exposed to market risks in the ordinary course of business. Some potential market risks are discussed below:

FOREIGN CURRENCY EXCHANGE RISK

We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. Our currency risk primarily relates to our activity in the Canadian dollar, British pound and Euro. As more fully described in Note E to our consolidated financial statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. Our foreign exchange risk management policy prohibits us from using derivative financial instruments for trading or other speculative purposes and we do not use any leveraged derivative financial instruments. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of January 30, 2016 and January 31, 2015, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income for the fiscal year by approximately $69 million and $73 million, respectively.

EQUITY PRICE AND OTHER MARKET RISK

The assets of our funded qualified pension plan, a large portion of which are equity securities, are subject to the risks and uncertainties of the financial markets. We invest the pension assets (described further in Note I to the consolidated financial statements) in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. A significant decline in the financial markets could adversely affect the value of our pension plan assets and the funded status of our pension plan, resulting in increased required contributions to the plan or other plan-related liabilities. Our pension plan investment policy prohibits the use of derivatives for speculative purposes.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2016 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2016 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 30, 2016.

(d) Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 30, 2016, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this report. TJX will file with the Securities and Exchange Commission (SEC) a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 30, 2016 (Proxy Statement). The other information required by this Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate Governance,” including in “Board Committees and Meetings,” and “Audit Committee Report” and “Beneficial Ownership” in “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated herein by reference.

In addition to our Global Code of Conduct, TJX has a Code of Ethics for TJX Executives governing its Executive Chairman, Chief Executive Officer and President, Chief Financial Officer, Principal Accounting Officer and other senior operating, financial and legal executives. The Code of Ethics for TJX Executives is designed to ensure integrity in TJX’s financial reports and public disclosures. TJX also has a Code of Conduct and Business Ethics for Directors which promotes honest and ethical conduct, compliance with applicable laws, rules and regulations and the avoidance of conflicts of interest. Both of these codes of conduct are published at tjx.com. We intend to disclose any future amendments to, or waivers from, the Code of Ethics for TJX Executives or the Code of Business Conduct and Ethics for Directors within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

Schedule II – Valuation and Qualifying Accounts

In thousands	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended January 30, 2016	$35,476	$1,497,963	$1,491,716	$41,723
Fiscal Year Ended January 31, 2015	$37,429	$1,348,933	$1,350,886	$35,476
Fiscal Year Ended February 1, 2014	$36,618	$1,667,466	$1,666,655	$37,429
Casualty Insurance Reserve:
Fiscal Year Ended January 30, 2016	$14,303	$80,738	$75,355	$19,686
Fiscal Year Ended January 31, 2015	$14,696	$72,604	$72,997	$14,303
Fiscal Year Ended February 1, 2014	$14,632	$71,093	$71,029	$14,696

b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description of Exhibit
3(i).1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed for the quarter ended July 28, 2005.
3(ii).1	By-laws of TJX, as amended, are incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on September 22, 2009.
4.1	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009 is incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on April 2, 2009 (File 333-158360).
4.2	First Supplemental Indenture between TJX and U.S. Bank National Association dated as of April 7, 2009 is incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on April 7, 2009.
4.3	Second Supplemental Indenture between TJX and U.S. Bank National Association dated as of July 23, 2009 is incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on July 23, 2009.
4.4	Third Supplemental Indenture dated as of May 2, 2013 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, is incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed on May 2, 2013.
4.5	Fourth Supplemental Indenture dated as of June 5, 2014 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, is incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed on June 5, 2014.
10.1	The Amended and Restated Employment Agreement dated January 29, 2016 between Carol Meyrowitz and TJX is filed herewith.*
10.2	The Amended and Restated Employment Agreement dated January 29, 2016 between Ernie Herrman and TJX is filed herewith.*
10.3	The Employment Agreement dated January 31, 2014 between and among Michael MacMillan, NBC Attire, Inc. and TJX is incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed for the year ended February 1, 2014. The Letter Agreement dated March 30, 2015 between and among Michael MacMillan, NBC Attire, Inc. and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 2, 2015.*
10.4	The Employment Agreement dated January 30, 2015 between Richard Sherr and TJX is incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed for the fiscal year ended January 31, 2015.*
10.5	The Employment Agreement dated January 30, 2015 between Scott Goldenberg and TJX is incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed for the fiscal year ended January 31, 2015.*
10.6	The Employment Agreement dated as of September 29, 2014 between Kenneth Canestrari and TJX is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended November 1, 2014.*
10.7	The Stock Incentive Plan (2013 Restatement) is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 4, 2013.*
10.8	The Stock Incentive Plan Rules for U.K. Employees, as amended April 7, 2009, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 31, 2010.*
10.9	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as amended and restated through June 1, 2004 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 2004.*

10.10	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.1 to the Form 10-Q filed for the quarter ended October 31, 2009. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.2 to the Form 10-Q filed for the quarter ended October 31, 2009.*
10.11	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 9, 2010 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 30, 2010. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 9, 2010 is incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed for the year ended January 28, 2012.*
10.12	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 20, 2012 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 27, 2012. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 20, 2012 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 27, 2012.*
10.13	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 19, 2013 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended November 2, 2013. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2013 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended November 2, 2013.*
10.14	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 10, 2014 is incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended November 1, 2014. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 10, 2014 is incorporated herein by reference to Exhibit 10.5 to the Form 10-Q filed for the quarter ended November 1, 2014.*
10.15	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2015 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 2015. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 31, 2015.*
10.16	The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of February 1, 2013 is incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the year ended February 2, 2013. The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of September 19, 2013 is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended November 2, 2013.*
10.17	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of April 2, 2013 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 4, 2013.*
10.18	The Performance-Based Restricted Stock Award granted under the Stock Incentive Plan on January 29, 2016 to Carol Meyrowitz is filed herewith.*
10.19	The Restricted Stock Unit Award granted under the Stock Incentive Plan on January 29, 2016 to Ernie Herrman is filed herewith.*
10.20	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed for the fiscal year ended January 31, 2015.*
10.21	Description of Director Compensation Arrangements is filed herewith.*
10.22	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the year ended February 2, 2013.*

10.23	The General Deferred Compensation Plan (1998 Restatement) (the GDCP) and First Amendment to the GDCP, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The Second Amendment to the GDCP, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The Third and Fourth Amendments to the GDCP are incorporated herein by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 28, 2006. The Fifth Amendment to the GDCP, effective January 1, 2008 is incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.24	The Supplemental Executive Retirement Plan (2015 Restatement) is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended May 2, 2015.*
10.25	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2015) (the ESP) is incorporated herein by reference to Exhibit 10.25 to the Form 10-K filed for the fiscal year ended January 31, 2015. The First Amendment to the ESP, dated December 30, 2015, is filed herewith.*
10.26	The Canadian Executive Savings Plan (effective November 1, 1999) of Winners Merchants International, LP (successor to Winners Apparel Ltd.) is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended February 2, 2013.*
10.27	The form of TJX Indemnification Agreement for its executive officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990.*
10.28	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.29	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.30	The Trust Agreement for Executive Savings Plan dated as of October 23, 2015 between TJX and Vanguard Fiduciary Trust Company is incorporated herein by reference to Exhibit 10.5 to the Form 10-Q filed for the quarter ended October 31, 2015.*
21	Subsidiaries of TJX is filed herewith.
23	Consent of Independent Registered Public Accounting Firm is filed herewith.
24	Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101	The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.
*	Management contract or compensatory plan or arrangement.

Unless otherwise indicated, exhibits incorporated by reference were filed under Commission File Number 001-04908.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

	By	/s/ SCOTT GOLDENBERG
Dated: March 29, 2016		Scott Goldenberg, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ERNIE HERRMAN Ernie Herrman, Chief Executive Officer, President and Director (Principal Executive Officer)	/s/ SCOTT GOLDENBERG Scott Goldenberg, Chief Financial Officer (Principal Financial and Accounting Officer)

ZEIN ABDALLA* Zein Abdalla, Director	AMY B. LANE* Amy B. Lane, Director

JOSE B. ALVAREZ* José B. Alvarez, Director	CAROL MEYROWITZ* Carol Meyrowitz, Executive Chairman of the Board of Directors

ALAN M. BENNETT* Alan M. Bennett, Director	JOHN F. O’BRIEN* John F. O’Brien, Director

DAVID T. CHING* David T. Ching, Director	WILLOW B. SHIRE* Willow B. Shire, Director

MICHAEL F. HINES* Michael F. Hines, Director	WILLIAM H. SWANSON* William H. Swanson, Director

	*BY	/s/ SCOTT GOLDENBERG
Dated: March 29, 2016		Scott Goldenberg, as attorney-in-fact

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended January 30, 2016, January 31, 2015 and February 1, 2014.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of The TJX Companies, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries (the “Company”) at January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

As discussed in Note K to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheets due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 29, 2016

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
Amounts in thousands except per share amounts	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$30,944,938	$29,078,407	$27,422,696

Cost of sales, including buying and occupancy costs	22,034,523	20,776,522	19,605,037
Selling, general and administrative expenses	5,205,715	4,695,384	4,467,089
Loss on early extinguishment of debt	—	16,830	—
Interest expense, net	46,400	39,787	31,081

Income before provision for income taxes	3,658,300	3,549,884	3,319,489
Provision for income taxes	1,380,642	1,334,756	1,182,093

Net income	$2,277,658	$2,215,128	$2,137,396

Basic earnings per share:
Net income	$3.38	$3.20	$3.00
Weighted average common shares – basic	673,484	692,691	713,470
Diluted earnings per share:
Net income	$3.33	$3.15	$2.94
Weighted average common shares – diluted	683,251	703,545	726,376
Cash dividends declared per share	$0.84	$0.70	$0.58

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
Amounts in thousands	January 30, 2016	January 31, 2015	February 1, 2014
Net income	$2,277,658	$2,215,128	$2,137,396
Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefits of $41,048, $56,567 and $41,713 in fiscal 2016, 2015 and 2014, respectively	(143,923)	(218,700)	(57,926)
Loss on cash flow hedge, net of related tax benefit of $3,149 in fiscal 2015	—	(4,762)	—
Recognition of net gains/losses on benefit obligations, net of related tax provision of $6,335, benefit of $91,941, and provision of $36,856 in fiscal 2016, 2015 and 2014, respectively	9,629	(139,366)	55,285
Reclassifications from other comprehensive income to net income:
Amortization of loss on cash flow hedge, net of related tax provision of $450 and $300 in fiscal 2016 and 2015, respectively	684	452	—
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $13,501, $4,591, and $11,001 in fiscal 2016, 2015 and 2014, respectively	20,523	7,523	16,501

Other comprehensive income (loss), net of tax	(113,087)	(354,853)	13,860

Total comprehensive income	$2,164,571	$1,860,275	$2,151,256

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED BALANCE SHEETS

	Fiscal Year Ended
Amounts in thousands except share amounts	January 30, 2016	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,095,473	$2,493,775
Short-term investments	352,313	282,623
Accounts receivable, net	238,072	213,824
Merchandise inventories	3,695,113	3,217,923
Prepaid expenses and other current assets	380,530	356,824
Federal, state, and foreign income taxes recoverable	11,059	12,475
Total current assets	6,772,560	6,577,444
Property at cost:
Land and buildings	1,013,247	888,580
Leasehold costs and improvements	2,943,191	2,780,932
Furniture, fixtures and equipment	5,112,229	4,671,029
Total property at cost	9,068,667	8,340,541
Less accumulated depreciation and amortization	4,931,092	4,472,176
Net property at cost	4,137,575	3,868,365
Non-current deferred income taxes, net	13,831	22,532
Other assets	231,720	210,539
Goodwill and tradenames, net of amortization	343,796	309,870
TOTAL ASSETS	$11,499,482	$10,988,750

LIABILITIES
Current liabilities:
Accounts payable	$2,203,050	$2,007,511
Accrued expenses and other current liabilities	2,069,659	1,796,122
Federal, state and foreign income taxes payable	129,521	126,001
Total current liabilities	4,402,230	3,929,634
Other long-term liabilities	881,021	888,137
Non-current deferred income taxes, net	285,102	282,885
Long-term debt	1,624,054	1,623,864
Commitments and contingencies (See Note L and Note N)

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 663,495,715 and 684,733,200, respectively	663,496	684,733
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(667,472)	(554,385)
Retained earnings	4,311,051	4,133,882
Total shareholders’ equity	4,307,075	4,264,230
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,499,482	$10,988,750

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
Amounts in thousands	January 30, 2016	January 31, 2015	February 1, 2014

Cash flows from operating activities:
Net income	$2,277,658	$2,215,128	$2,137,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	616,696	588,975	548,823
Loss on property disposals and impairment charges	3,383	3,897	7,914
Deferred income tax provision	31,204	102,070	52,233
Share-based compensation	94,107	88,014	76,080
Early extinguishment of debt	—	16,830	—
Excess tax benefits from share-based compensation	(64,680)	(95,063)	(82,546)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(27,357)	(9,052)	11,979
(Increase) decrease in merchandise inventories	(506,633)	(332,271)	35,233
Decrease (increase) in taxes recoverable	1,416	(12,475)	—
(Increase) decrease in prepaid expenses and other current assets	(41,519)	3,719	(3,354)
Increase (decrease) in accounts payable	216,265	285,223	(152,271)
Increase (decrease) in accrued expenses and other liabilities	284,929	20,800	(29,590)
Increase in income taxes payable	68,014	144,977	10,994
Other	(16,140)	(12,403)	(12,425)
Net cash provided by operating activities	2,937,343	3,008,369	2,600,466
Cash flows from investing activities:
Property additions	(889,380)	(911,522)	(946,678)
Purchases of investments	(798,008)	(431,152)	(496,657)
Sales and maturities of investments	681,377	388,037	394,914
Cash paid for acquisition of Trade Secret, net of cash received	(57,104)	—	—
Cash received at completion of acquisition of Sierra Trading Post	—	—	2,653
Net cash (used in) investing activities	(1,063,115)	(954,637)	(1,045,768)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	749,475	499,555
Cash payments for extinguishment of debt	—	(416,357)	—
Cash payments for debt issuance expenses	—	(6,185)	(4,297)
Cash payments for rate lock agreement	—	(7,937)	(3,251)
Cash payments for repurchase of common stock	(1,828,297)	(1,650,704)	(1,471,096)
Proceeds from issuance of common stock	132,033	143,005	146,495
Excess tax benefits from share-based compensation	64,680	95,063	82,546
Cash dividends paid	(544,271)	(465,902)	(393,755)
Net cash (used in) financing activities	(2,175,855)	(1,559,542)	(1,143,803)
Effect of exchange rate changes on cash	(96,675)	(150,161)	(73,106)
Net (decrease) increase in cash and cash equivalents	(398,302)	344,029	337,789
Cash and cash equivalents at beginning of year	2,493,775	2,149,746	1,811,957
Cash and cash equivalents at end of year	$2,095,473	$2,493,775	$2,149,746

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Amounts in thousands	Shares	Par Value $1
Balance, February 2, 2013	723,902	$723,902	$—	$(213,392)	$3,155,427	$3,665,937
Net income	—	—	—	—	2,137,396	2,137,396
Other comprehensive income (loss), net of tax	—	—	—	13,860	—	13,860
Cash dividends declared on common stock	—	—	—	—	(413,134)	(413,134)
Recognition of share-based compensation	—	—	76,080	—	—	76,080
Issuance of common stock under stock incentive plan and related tax effect	8,462	8,462	212,388	—	—	220,850
Common stock repurchased	(27,347)	(27,347)	(288,468)	—	(1,155,281)	(1,471,096)
Balance, February 1, 2014	705,017	705,017	—	(199,532)	3,724,408	4,229,893
Net income	—	—	—	—	2,215,128	2,215,128
Other comprehensive income (loss), net of tax	—	—	—	(354,853)	—	(354,853)
Cash dividends declared on common stock	—	—	—	—	(483,280)	(483,280)
Recognition of share-based compensation	—	—	88,014	—	—	88,014
Issuance of common stock under stock incentive plan and related tax effect	7,318	7,318	212,714	—	—	220,032
Common stock repurchased	(27,602)	(27,602)	(300,728)	—	(1,322,374)	(1,650,704)
Balance, January 31, 2015	684,733	684,733	—	(554,385)	4,133,882	4,264,230
Net income	—	—	—	—	2,277,658	2,277,658
Other comprehensive income (loss), net of tax	—	—	—	(113,087)	—	(113,087)
Cash dividends declared on common stock	—	—	—	—	(564,586)	(564,586)
Recognition of share-based compensation	—	—	94,107	—	—	94,107
Issuance of common stock under stock incentive plan and related tax effect	5,317	5,317	171,733	—	—	177,050
Common stock repurchased	(26,554)	(26,554)	(265,840)	—	(1,535,903)	(1,828,297)
Balance, January 30, 2016	663,496	$663,496	$—	$(667,472)	$4,311,051	$4,307,075

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.    Summary of Accounting Policies

Basis of Presentation: The consolidated financial statements of The TJX Companies, Inc. (referred to as “TJX,” “we” or “the Company”) include the financial statements of all of TJX’s subsidiaries, all of which are wholly owned. All of its activities are conducted by TJX or its subsidiaries and are consolidated in these financial statements. All intercompany transactions have been eliminated in consolidation.

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal years ended January 30, 2016 (fiscal 2016), January 31, 2015 (fiscal 2015) and February 1, 2014 (fiscal 2014) each included 52 weeks.

Earnings Per Share: All earnings per share amounts refer to diluted earnings per share, unless otherwise indicated.

Use of Estimates: Preparation of the TJX Companies, Inc. financial statements, in conformity with accounting principles generally accepted in the United States of America (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, impairments of long-lived assets, goodwill and tradenames, retirement obligations, share-based compensation, casualty insurance, reserves for uncertain tax positions and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.

Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Proceeds from the sale of gift cards as well as the value of store cards issued to customers as a result of a return or exchange are deferred until the customers use the cards to acquire merchandise. Based on historical experience, we estimate the amount of gift cards and store cards that will not be redeemed (referred to as breakage) and, to the extent allowed by local law, these amounts are amortized into income over the redemption period. Revenue recognized from breakage was $13.8 million in fiscal 2016, $17.8 million in fiscal 2015 and $17.5 million in fiscal 2014. We estimate the date of receipt by the customer when recognizing revenue from sales by our e-commerce operations and shipping and handling costs charged to the customer are included in revenue. The shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs.

Consolidated Statements of Income Classifications: Cost of sales, including buying and occupancy costs, includes the cost of merchandise sold including foreign currency gains and losses on merchandise purchases denominated in other currencies; gains and losses on inventory and fuel-related derivative contracts; store occupancy costs (including real estate taxes, utility and maintenance costs and fixed asset depreciation); the costs of operating distribution centers; payroll, benefits and travel costs directly associated with buying inventory; and systems costs related to the buying and tracking of inventory.

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

As of January 30, 2016, TJX’s cash and cash equivalents held outside the U.S. were $1.2 billion, of which $355.4 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except Sierra Trading Post (STP), and Trade Secret. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as it has not been fully processed for sale (e.g. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time title transfers, which is typically at the time when inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $690.3 million at January 30, 2016 and $495.2 million at January 31, 2015. Comparable amounts were reflected in accounts payable at those dates.

Common Stock and Equity: Equity transactions consist primarily of the repurchase by TJX of its common stock under its stock repurchase programs and the recognition of compensation expense and issuance of common stock under TJX’s Stock Incentive Plan. Under TJX’s stock repurchase programs the Company repurchases its common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par first charged against any available additional paid-in capital (APIC) and the balance charged to retained earnings. Due to the high volume of repurchases over the past several years, TJX has no remaining balance in APIC at the end of any of the years presented. All shares repurchased have been retired.

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

Interest: TJX’s interest expense is presented net of capitalized interest and interest income. The following is a summary of net interest expense:

	Fiscal Year Ended
Dollars in thousands	January 30, 2016	January 31, 2015	February 1, 2014
Interest expense	$68,253	$64,783	$57,084
Capitalized interest	(7,984)	(9,403)	(10,993)
Interest (income)	(13,869)	(15,593)	(15,010)
Interest expense, net	$46,400	$39,787	$31,081

TJX capitalizes interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. Capitalized interest in fiscal 2016, 2015 and 2014 relates to costs on active owned real estate projects and development costs on a merchandising system.

Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $622.0 million in fiscal 2016, $595.6 million in fiscal 2015 and $555.8 million in fiscal 2014. TJX had no property held under capital lease during fiscal 2016, 2015, or

2014. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 3 to 15 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting: TJX begins to record rent expense when it takes possession of a store, which is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease. Lease agreements involving property built to our specifications are reviewed to determine if our involvement in the construction project requires that we account for the project costs as if we were the owner for accounting purposes. We have entered into several lease agreements where we are deemed the owner of a construction project for accounting purposes. Thus, during construction of the facility the construction costs incurred by the lessor are included as a construction in progress asset along with a related liability of the same amount on our balance sheet. Upon completion of the project, a sale-leaseback analysis is performed to determine if the Company should record a sale to remove the related asset and related obligation and record the lease as either an operating or capital lease obligation. If the Company is precluded from derecognizing the asset when construction is complete, due to continuing involvement beyond a normal leaseback, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remain on the Consolidated Balance Sheets. Accordingly, the asset is depreciated over its estimated useful life in accordance with the Company’s policy and a portion of the lease payments is allocated to ground rent and treated as an operating lease. The portion of the lease payment allocated to ground rental expense is based on the fair value of the land at the commencement of construction. Lease payments allocated to the non-land asset are recognized as reductions to the financing obligation and interest expense.

Long-Lived Assets: Information related to carrying values of TJX’s long-lived assets by geographic location is presented below:

	Fiscal Year Ended
Dollars in thousands	January 30, 2016	January 31, 2015	February 1, 2014
United States	$3,101,846	$2,927,297	$2,693,670
Canada	242,705	266,332	214,459
Europe	782,970	674,736	686,372
Australia	10,054	—	—
Total long-lived assets	$4,137,575	$3,868,365	$3,594,501

Goodwill and Tradenames: Goodwill includes the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain, as well as the excess of cost over the estimated fair market value of the net assets acquired by TJX in the purchase of Winners in fiscal 1991, the purchase of Sierra Trading Post in fiscal 2013, and the purchase of Trade Secret in fiscal 2016 (See Note B). The following is a rollforward of goodwill by component:

Amounts in thousands	Marmaxx	Winners	Sierra Trading Post	Trade Secret	Total
Balance, February 2, 2013	$70,027	$2,226	$98,035	$—	$170,288
Adjustment to purchase price	—	—	(781)	—	(781)
Effect of exchange rate changes on goodwill	—	(234)	—	—	(234)
Balance, February 1, 2014	70,027	1,992	97,254	—	169,273
Effect of exchange rate changes on goodwill	—	(251)	—	—	(251)
Balance, January 31, 2015	70,027	1,741	97,254	—	169,022
Additions	—	—	—	25,233	25,233
Effect of exchange rate changes on goodwill	—	(154)	—	(190)	(344)
Balance, January 30, 2016	$70,027	$1,587	$97,254	$25,043	$193,911

Goodwill is considered to have an indefinite life and accordingly is not amortized.

Tradenames are the value assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 as part of the acquisition of the Marshalls chain, the value assigned to the name “Sierra Trading Post,” acquired by TJX in fiscal 2013 and the value assigned to the name “Trade Secret,” acquired by TJX in fiscal 2016. The tradenames were valued by calculating the discounted present value of assumed after-tax royalty payments. The Marshalls tradename is carried at a value of $107.7 million and is considered to have an indefinite life. The Sierra Trading Post tradename is being amortized over 15 years and was carried at a value of $30.6 million in fiscal 2016, $33.2 million in fiscal 2015 and $35.7 million in fiscal 2014 net of amortization of $7.9 million, $5.3 million and $2.8 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The Trade Secret tradename is being amortized over 10 years and was carried at a value of $11.6 million in fiscal 2016 net of amortization of $300,000.

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

Goodwill is tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year, using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying cost of the reporting unit. We may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. In fiscal 2016 and fiscal 2015, we bypassed the qualitative assessment and performed the first step of the quantitative goodwill impairment test.

Tradenames are also tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the tradename may exceed its fair value and at least annually in the fourth quarter of each fiscal year. Testing is performed by comparing the discounted present value of assumed after-tax royalty payments to the carrying value of the tradename.

There was no impairment related to our goodwill or tradenames in fiscal 2016, 2015 or 2014.

Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $382.9 million for fiscal 2016, $371.3 million for fiscal 2015 and $333.5 million for fiscal 2014.

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

New Accounting Standards: In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the Financial Accounting Standards Board proposed an update to this rule which would defer its effective date for one year. The proposed update stipulates the new standard would be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For TJX, the standard will be effective in the first quarter of the fiscal year ending February 2, 2019. TJX is in the process of evaluating this guidance to determine the impact it will have on our consolidated financial statements.

In April 2015, a pronouncement was issued that allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. This update is effective for interim and annual reporting periods beginning after December 15, 2015. TJX is in the process of evaluating this guidance to determine the impact it will have on our consolidated financial statements.

In April 2015, a pronouncement was issued that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For TJX, the standard will be effective in the first quarter of fiscal 2017. TJX expects to change the presentation of our debt issuance costs as prescribed by the new guidance.

In May 2015, a pronouncement was issued that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Earlier application is permitted and TJX has adopted these provisions, including the retrospective application, to all periods presented in the consolidated financial statements.

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

In November 2015, a pronouncement was issued that requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. This pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted. TJX has adopted this guidance as of January 30, 2016, and has applied it retrospectively. As a result, we have recast the January 31, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented current DTAs by $137.6 million, decreased long-term DTAs by $2.0 million and reduced long-term DTLs by $139.6 million as of January 31, 2015.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases (Topic 842),” which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. TJX is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-04 “Liabilities-Extinguishments of Liabilities.” The updated standard aims to address the diversity in practice related to the derecognition of prepaid store-value product liabilities. ASU 2016-04 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. TJX is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

Note B.    Acquisition of Trade Secret

On October 24, 2015, TJX purchased Trade Secret, an off-price retailer that operates 35 stores in Australia, for approximately AUD$83 million (U.S. $59 million), which is subject to customary post-closing adjustments.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values.

The following table presents the allocation of the purchase price (after preliminary adjustment for customary post-closing adjustments) to the assets and liabilities acquired based on their estimated fair values as of October 24, 2015:

In thousands	Allocation of purchase price
Current assets	$25,962
Property and equipment	10,184
Goodwill and intangible assets	37,225

Total assets acquired	73,371

Total liabilities assumed	(14,071)

Net assets acquired	$59,300

As is customary, the amounts above may be further adjusted up to one year after date of acquisition.

Goodwill and intangible assets include identified intangible assets of $12 million for the value of the tradename “Trade Secret” which is being amortized over 10 years, and $25 million representing goodwill (See Note A).

The operating results of Trade Secret have been included in TJX’s consolidated financial statements from the date of acquisition and Trade Secret is now part of the TJX International segment along with our European operations. Pro forma results of operations assuming the acquisition of Trade Secret occurred as of the beginning of fiscal 2015 have not been presented as the inclusion of the results of operations for the acquired business would not have produced a material impact on TJX’s sales, net income or earnings per share as reported.

Note C.    Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) relate to the Company’s foreign currency translation adjustments, minimum pension and other post-retirement liabilities and cash flow hedge on issued debt, all of which are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for fiscal 2016, fiscal 2015 and fiscal 2014:

Amounts in thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, February 2, 2013	$(18,643)	$(194,749)	$—	$(213,392)
Foreign currency translation adjustments (net of taxes of $41,713)	(57,926)	—	—	(57,926)
Recognition of net gains/losses on benefit obligations (net of taxes of $36,856)	—	55,285	—	55,285
Amortization of deferred benefit costs (net of taxes of $11,001)	—	16,501	—	16,501
Balance, February 1, 2014	(76,569)	(122,963)	—	(199,532)
Foreign currency translation adjustments (net of taxes of $56,567)	(218,700)	—	—	(218,700)
Recognition of net gains/losses on benefit obligations (net of taxes of $91,941)	—	(139,366)	—	(139,366)
Loss on cash flow hedge (net of taxes of $3,149)	—	—	(4,762)	(4,762)
Amortization of loss on cash flow hedge (net of taxes of $300)	—	—	452	452
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,591)	—	7,523	—	7,523
Balance, January 31, 2015	(295,269)	(254,806)	(4,310)	(554,385)
Foreign currency translation adjustments (net of taxes of $41,048)	(143,923)	—	—	(143,923)
Recognition of net gains/losses on benefit obligations (net of taxes of $6,335)	—	9,629	—	9,629
Amortization of loss on cash flow hedge (net of taxes of $450)	—	—	684	684
Amortization of prior service cost and deferred gains/losses (net of taxes of $13,501)	—	20,523	—	20,523
Balance, January 30, 2016	$(439,192)	$(224,654)	$(3,626)	$(667,472)

Note D.    Capital Stock and Earnings Per Share

Capital Stock: TJX repurchased and retired 26.5 million shares of its common stock at a cost of $1.8 billion during fiscal 2016, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.8 billion in fiscal 2016, $1.7 billion in fiscal 2015 and $1.5 billion in fiscal 2014, and repurchased 26.6 million shares in fiscal 2016, 27.6 million shares in fiscal 2015 and 27.3 million shares in fiscal 2014. These expenditures were funded primarily by cash generated from operations. As of January 30, 2016 TJX had $1.5 billion available under the existing $2.0 billion stock repurchase program announced by TJX in February 2015. In addition, in February 2016, TJX announced the Board of Directors had approved the repurchase of an additional $2.0 billion of TJX common stock from time to time.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share: The following table presents the calculation of basic and diluted earnings per share for net income:

	Fiscal Year Ended
Amounts in thousands except per share amounts	January 30, 2016	January 31, 2015	February 1, 2014
Basic earnings per share:
Net income	$2,277,658	$2,215,128	$2,137,396
Weighted average common stock outstanding for basic earnings per share calculation	673,484	692,691	713,470
Basic earnings per share	$3.38	$3.20	$3.00
Diluted earnings per share:
Net income	$2,277,658	$2,215,128	$2,137,396
Weighted average common stock outstanding for basic earnings per share calculation	673,484	692,691	713,470
Assumed exercise / vesting of:
Stock options and awards	9,767	10,854	12,906
Weighted average common stock outstanding for diluted earnings per share calculation	683,251	703,545	726,376
Diluted earnings per share	$3.33	$3.15	$2.94

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 4.1 million, 8.8 million and 4.7 million such options excluded at the end of fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Note E.    Financial Instruments

As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates as well as fuel costs. These market risks may adversely affect TJX’s operating results and financial position. TJX seeks to minimize risk from changes in interest rates and foreign currency exchange rates and fuel costs, to the extent we deem appropriate, through the use of derivative financial instruments. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. TJX does not hedge its net investments in foreign subsidiaries.

Diesel Fuel Contracts: TJX hedges portions of its estimated notional diesel requirements, based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2015 and fiscal 2016, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2016. Similarly, during fiscal 2016, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the fiscal year ending January 28, 2017 (fiscal 2017). The hedge agreements outstanding at January 30, 2016 relate to approximately 40% of TJX’s estimated notional diesel requirements for fiscal 2017. These diesel fuel hedge agreements will settle throughout fiscal 2017. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in Europe (United Kingdom, Ireland, Germany, Poland, Austria, and the Netherlands), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at January 30, 2016 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2017. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters a 30 day hedge to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 30, 2016:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location		Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 30, 2016
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł 87,073	C$ 29,950	0.3440	Prepaid Exp		$144	$—	$144
	zł 45,000	£ 7,403	0.1645	(Accrued Exp)		—	(448)	(448)
	€ 45,000	£ 34,496	0.7666	(Accrued Exp)		—	(200)	(200)
	U.S.$ 77,957	£ 55,000	0.7055	Prepaid Exp		535	—	535

Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 900K —3.0M gal per month	Float on 900K —3.0M gal per month	N/A	(Accrued Exp	)	—	(13,952)	(13,952)
Intercompany billings in Europe, primarily merchandise related	€ 60,000	£ 46,113	0.7686	Prepaid Exp		566	—	566

Merchandise purchase commitments
	C$ 434,271	U.S.$ 322,050	0.7416	Prepaid Exp / (Accrued Exp)		12,891	(1,601)	11,290
	C$ 16,719	€ 11,250	0.6729	Prepaid Exp / (Accrued Exp)		316	(90)	226
	£ 174,235	U.S.$ 262,250	1.5052	Prepaid Exp		13,996	—	13,996
	zł 195,892	£ 33,088	0.1689	Prepaid Exp / (Accrued Exp)		123	(926)	(803)
	U.S.$ 18,243	€ 16,724	0.9167	Prepaid Exp / (Accrued Exp)		72	(190)	(118)
Total fair value of financial instruments						$28,643	$(17,407)	$11,236

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 31, 2015:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 31, 2015
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł 94,073	C$ 32,318	0.3435	Prepaid Exp / (Accrued Exp)	$153	$(81)	$72
	€ 39,000	£ 30,988	0.7946	Prepaid Exp / (Accrued Exp)	2,536	(72)	2,464
	€ 19,850	U.S.$ 22,647	1.1409	Prepaid Exp	108	—	108
	U.S.$ 83,401	£ 55,000	0.6595	(Accrued Exp)	—	(725)	(725)

Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 1.2M —1.9M gal per month	Float on 1.2M —1.9M gal per month	N/A	(Accrued Exp)	—	(15,324)	(15,324)

Merchandise purchase commitments
	C$ 322,492	U.S.$ 281,890	0.8741	Prepaid Exp	28,789	—	28,789
	C$ 13,426	€ 9,500	0.7076	Prepaid Exp	183	—	183
	£ 77,722	U.S.$ 123,500	1.5890	Prepaid Exp	6,477	—	6,477
	zł 139,215	£ 25,547	0.1835	Prepaid Exp / (Accrued Exp)	1,172	(166)	1,006
	U.S.$ 12,590	€ 10,353	0.8223	Prepaid Exp / (Accrued Exp)	1	(898)	(897)
Total fair value of financial instruments					$39,419	$(17,266)	$22,153

The impact of derivative financial instruments on the statements of income during fiscal 2016, fiscal 2015 and fiscal 2014 are as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	January 30, 2016	January 31, 2015	February 1, 2014
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(3,927)	$7,413	$6,099

Economic hedges for which hedge accounting was not elected:
Diesel contracts	Cost of sales, including buying and occupancy costs	(21,797)	(16,050)	(1,831)
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(5,768)	—	—

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	49,107	41,554	22,338
Gain recognized in income		$17,615	$32,917	$26,606

Included in the table above are realized gains of $28.5 million in fiscal 2016, $24.3 million in fiscal 2015 and $10.7 million in fiscal 2014, all of which were largely offset by gains and losses on the underlying hedged item.

Note F.    Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In thousands	January 30, 2016	January 31, 2015	February 1, 2014
Level 1
Assets:
Executive Savings Plan investments	$155,847	$151,936	$131,049
Level 2
Assets:
Short-term investments	$352,313	$282,623	$294,702
Foreign currency exchange contracts	28,643	39,419	19,482
Diesel fuel contracts	—	—	137
Liabilities:
Foreign currency exchange contracts	$3,455	$1,942	$6,107
Diesel fuel contracts	13,952	15,324	—

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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt at January 30, 2016 was $1.70 billion compared to a carrying value of $1.62 billion. The fair value of long-term debt at January 31, 2015 was $1.73 billion compared to a carrying value of $1.62 billion. The fair value of long-term debt at February 1, 2014 was $1.34 billion compared to a carrying value of $1.27 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

TJX’s cash equivalents are stated at cost, which approximates fair value, due to the short maturities of these instruments.

Note G.    Segment Information

TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe and Trade Secret in Australia. TJX also operates Sierra Trading Post, an off-price Internet retailer that operates a small number of stores in the U.S. The results of STP are included in the Marmaxx segment.

All of TJX’s stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. HomeGoods and HomeSense offer home fashions.

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Apparel
Clothing including footwear	55%	57%	58%
Jewelry and accessories	15	14	14
Home fashions	30	29	28
Total	100%	100%	100%

For fiscal 2016, TJX Canada and TJX International accounted for 23% of TJX’s net sales, 17% of segment profit and 23% of consolidated assets.

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

Presented below is financial information with respect to TJX’s business segments:

	Fiscal Year Ended
In thousands	January 30, 2016	January 31, 2015	February 1, 2014
Net sales:
In the United States
Marmaxx	$19,948,227	$18,687,880	$17,929,576
HomeGoods	3,915,221	3,414,351	2,993,718
TJX Canada	2,854,617	2,883,863	2,877,834
TJX International	4,226,873	4,092,313	3,621,568
	$30,944,938	$29,078,407	$27,422,696
Segment profit:
In the United States
Marmaxx	$2,858,780	$2,736,694	$2,612,693
HomeGoods	549,318	463,193	386,541
TJX Canada	375,306	393,622	405,363
TJX International	316,939	337,406	275,453
	4,100,343	3,930,915	3,680,050
General corporate expense	395,643	324,414	329,480
Loss on early extinguishment of debt	—	16,830	—
Interest expense, net	46,400	39,787	31,081
Income before provision for income taxes	$3,658,300	$3,549,884	$3,319,489

Business segment information (continued):

	Fiscal Year Ended
In thousands	January 30, 2016	January 31, 2015	February 1, 2014
Identifiable assets:
In the United States
Marmaxx	$5,526,570	$5,014,573	$4,700,347
HomeGoods	915,549	777,214	638,742
TJX Canada	1,021,584	1,020,955	962,101
TJX International	1,645,296	1,531,661	1,510,132
Corporate(1)	2,390,483	2,644,347	2,286,345
	$11,499,482	$10,988,750	$10,097,667
Capital expenditures:
In the United States
Marmaxx	$442,910	$445,041	$551,839
HomeGoods	130,593	148,354	99,828
TJX Canada	71,071	100,779	104,888
TJX International	244,806	217,348	190,123
	$889,380	$911,522	$946,678
Depreciation and amortization:
In the United States
Marmaxx	$364,892	$340,830	$318,414
HomeGoods	67,204	54,867	47,176
TJX Canada	54,573	66,141	66,295
TJX International	126,020	123,547	114,651
Corporate(2)	4,007	3,590	2,287
	$616,696	$588,975	$548,823

(1)	Corporate identifiable assets consist primarily of cash, receivables, prepaid insurance, the trust assets in connection with the Executive Savings Plan and deferred taxes. Consolidated cash, including cash held in our foreign entities, is included with corporate assets for consistency with the reporting of cash for our segments in the U.S.

(2)	Includes debt discount accretion and debt expense amortization.

Note H.    Stock Incentive Plan

TJX has a Stock Incentive Plan under which options and other share-based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 347.8 million shares with 36.0 million shares available for future grants as of January 30, 2016. TJX issues shares under the plan from authorized but unissued common stock.

Total compensation cost related to share-based compensation was $94.1 million, $88.0 million and $76.1 million in fiscal 2016, 2015 and 2014, respectively. As of January 30, 2016, there was $132.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of two years.

Options for the purchase of common stock are granted with an exercise price that is 100% of market price on the grant date, generally vest in thirds over a three-year period starting one year after the grant, and have a ten-year maximum term. When options are granted with other vesting terms, such information is incorporated into the valuation.

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Risk-free interest rate	1.50%	1.79%	1.42%
Dividend yield	1.2%	1.2%	1.0%
Expected volatility factor	24.4%	24.2%	25.9%
Expected option life in years	4.5	4.5	4.4
Weighted average fair value of options issued	$14.48	$12.00	$11.92

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

Stock Options: A summary of the status of TJX’s stock options and related weighted average exercise prices (WAEP) is presented below (shares in thousands):

	Fiscal Year Ended
	January 30, 2016		January 31, 2015		February 1, 2014
	Options	WAEP	Options	WAEP	Options	WAEP
Outstanding at beginning of year	30,078	$34.91	32,628	$28.30	36,620	$22.31
Granted	4,169	72.54	4,849	59.70	4,742	56.71
Exercised	(5,124)	25.87	(6,981)	20.39	(8,258)	17.71
Forfeitures	(437)	55.06	(418)	48.76	(476)	34.74
Outstanding at end of year	28,686	$41.68	30,078	$34.91	32,628	$28.30
Options exercisable at end of year	20,175	$31.75	21,001	$25.75	22,473	$20.19

The total intrinsic value of options exercised was $227.4 million in fiscal 2016, $286.3 million in fiscal 2015 and $289.8 million in fiscal 2014.

The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of January 30, 2016:

Shares in thousands	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest	7,862	$51,648	8.9 years	$65.29
Options exercisable	20,175	$796,741	5.1 years	$31.75
Total outstanding options vested and expected to vest	28,037	$848,389	6.2 years	$41.15

Options outstanding expected to vest represents total unvested options of 8.5 million adjusted for anticipated forfeitures.

Performance-Based Stock Awards: TJX grants performance-based restricted stock, performance-based restricted stock units and performance-based deferred stock awards (collectively referred to as performance-based stock awards) under the Stock Incentive Plan. These awards are granted without a purchase price to the recipient and are subject to vesting conditions, including specified performance criteria aligned with management incentive plans for a period of generally one to three years. The grant date fair value of the awards is charged to income over the requisite service period during which the recipient must remain employed. The fair value of the awards is determined at date of grant in accordance with ASC Topic 718 and assumes that performance goals will be achieved. If such goals are not met, or only partially met, awards and related compensation costs recognized are reduced on a pro rata basis.

A summary of the status of our nonvested performance-based stock awards and changes during fiscal 2016 is presented below:

Shares in thousands	Performance- based stock awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,810	$53.16
Granted	696	70.41
Vested	(646)	41.97
Forfeited	(84)	61.89

Nonvested at end of year	1,776	$63.57

There were 696,057 shares of performance-based stock awards, with a weighted average grant date fair value of $70.41, granted in fiscal 2016, 717,500 shares of performance-based stock awards, with a weighted average grant date fair value of $62.85, granted in fiscal 2015, and 743,576 shares of performance-based stock awards, with a weighted average grant date fair value of $51.02, granted in fiscal 2014. The fair value of performance-based stock awards that vested was $27.1 million in fiscal 2016, $21.4 million in fiscal 2015, and $14.2 million in fiscal 2014.

Other Awards: TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. The outside directors are awarded two annual deferred share awards, each representing shares of TJX common stock which were valued at $75,000 for fiscal 2016. One award vests immediately and is payable, with accumulated dividends, in stock at the earlier of separation from service as a director or a change of control. The second award vests based on service as a director until the annual meeting that follows the award and is payable, with accumulated dividends, in stock following the vesting date, unless an irrevocable advance election is made whereby it is payable at the same time as the first award. As of the end of fiscal 2016, a total of 301,654 of these deferred shares were outstanding under the plan.

Note I.    Pension Plans and Other Retirement Benefits

Pension: TJX has a funded defined benefit retirement plan that covers eligible U.S. employees hired prior to February 1, 2006. No employee contributions are required, or permitted, and benefits are based principally on compensation earned in each year of service. TJX’s funded defined benefit retirement plan assets are invested in domestic and international equity and fixed income securities, both directly and through investment funds. The plan does not invest in TJX securities. TJX also has an unfunded supplemental retirement plan that covers certain key employees and provides additional retirement benefits based on final average compensation for certain of those employees (the primary benefit) or, alternatively, based on benefits that would be provided under the funded retirement plan absent Internal Revenue Code limitations (the alternative benefit).

Presented below is financial information relating to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental pension plan (unfunded plan) for the fiscal years indicated:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,309,889	$996,968	$82,238	$59,566
Service cost	50,080	40,481	1,562	1,398
Interest cost	51,710	49,522	3,033	3,001
Actuarial (gains) losses	(170,674)	251,144	3,806	19,552
Benefits paid	(24,956)	(28,348)	(5,672)	(1,279)
Expenses paid	(3,049)	(2,945)	—	—
Plan amendment	—	3,067	—	—
Projected benefit obligation at end of year	$1,213,000	$1,309,889	$84,967	$82,238
Accumulated benefit obligation at end of year	$1,120,602	$1,203,464	$70,750	$68,591

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Change in plan assets:
Fair value of plan assets at beginning of year	$1,170,748	$944,801	$—	$—
Actual return on plan assets	(72,901)	107,240	—	—
Employer contribution	50,000	150,000	5,672	1,279
Benefits paid	(24,956)	(28,348)	(5,672)	(1,279)
Expenses paid	(3,049)	(2,945)	—	—
Fair value of plan assets at end of year	$1,119,842	$1,170,748	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,213,000	$1,309,889	$84,967	$82,238
Fair value of plan assets at end of year	1,119,842	1,170,748	—	—
Funded status – excess obligation	$93,158	$139,141	$84,967	$82,238
Net liability recognized on consolidated balance sheets	$93,158	$139,141	$84,967	$82,238
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$2,690	$3,067	$—	$—
Accumulated actuarial losses	348,289	401,165	29,046	29,198
Amounts included in accumulated other comprehensive income (loss)	$350,979	$404,232	$29,046	$29,198

The consolidated balance sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $178.1 million at January 30, 2016 is reflected on the balance sheet as of that date as a current liability of $3.2 million and a long-term liability of $174.9 million.

The combined net accrued liability of $221.4 million at January 31, 2015 is reflected on the balance sheet as of that date as a current liability of $3.5 million and a long-term liability of $217.9 million.

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2017 for the funded plan is $377,000. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2017 is $28.5 million for the funded plan and $3.5 million for the unfunded plan.

In fiscal 2015, the Society of Actuaries issued new mortality tables projecting longer life expectancies that will result in higher postretirement benefit obligations for U.S. companies. Accordingly, we updated our mortality assumptions at January 31, 2015. The new mortality assumptions increased our funded plan’s benefit obligation by $59 million and the unfunded plan’s benefit obligation by $4 million at January 31, 2015. Both of these amounts are included in actuarial gains/losses presented in the change in the projected benefit obligation.

TJX determined the assumed discount rate using the BOND: Link model in fiscal 2016 and fiscal 2015. TJX uses the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans’ expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Discount rate	4.80%	4.00%	4.20%	3.70%
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

TJX made aggregate cash contributions of $55.7 million in fiscal 2016, $151.3 million in fiscal 2015 and $32.7 million in fiscal 2014 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. We do not anticipate any required funding in fiscal 2017 for the funded plan. We anticipate making contributions of $3.3 million to provide current benefits coming due under the unfunded plan in fiscal 2017.

The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) related to our pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
Dollars in thousands	January 30, 2016	January 31, 2015	February 1, 2014	January 30, 2016	January 31, 2015	February 1, 2014
Net periodic pension cost:
Service cost	$50,080	$40,481	$44,623	$1,562	$1,398	$1,716
Interest cost	51,710	49,522	44,654	3,033	3,001	2,447
Expected return on plan assets	(78,042)	(65,187)	(60,474)	—	—	—
Amortization of prior service cost	377	—	—	—	2	3
Amortization of net actuarial loss	33,146	13,848	28,070	3,958	2,146	2,884
Total expense	$57,271	$38,664	$56,873	$8,553	$6,547	$7,050
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(19,731)	$209,091	$(89,265)	$3,806	$19,552	$(2,925)
Amortization of net (loss)	(33,146)	(13,848)	(28,070)	(3,958)	(2,146)	(2,884)
Amortization of prior service cost	(377)	—	—	—	(2)	(3)
Plan amendment	—	3,067	—	—	—	—
Total recognized in other comprehensive income (loss)	$(53,254)	$198,310	$(117,335)	$(152)	$17,404	$(5,812)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$4,017	$236,974	$(60,462)	$8,401	$23,951	$1,238
Weighted average assumptions for expense purposes:
Discount rate	4.00%	5.00%	4.40%	3.70%	4.80%	4.00%
Expected rate of return on plan assets	6.75%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

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

The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In thousands	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year
2017	$32,624	$3,324
2018	36,341	5,505
2019	40,419	5,778
2020	44,794	34,008
2021	49,427	3,534
2022 through 2026	319,360	22,974

The following table presents the fair value hierarchy (See Note F) for pension assets measured at fair value on a recurring basis as of January 30, 2016:

	Funded Plan
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$57,713	$—	$57,713
Equity Securities	216,526	—	216,526
Fixed Income Securities:
Corporate and government bond funds	—	337,864	337,864
Futures Contracts	—	(33)	(33)
Total assets in the fair value hierarchy	$274,239	$337,831	$612,070
Assets measured at net asset value*	—	—	507,772
Fair value of assets	$274,239	$337,831	$1,119,842

*	In accordance with Subtopic 820-10, certain investments that were measured using net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of assets presented above.

The following table presents the fair value hierarchy for pension assets measured at fair value on a recurring basis as of January 31, 2015:

	Funded Plan
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$136,276	$—	$136,276
Equity Securities	234,765	—	234,765
Fixed Income Securities:
Corporate and government bond funds	—	300,761	300,761
Total assets in the fair value hierarchy	$371,041	$300,761	$671,802
Assets measured at net asset value*	—	—	498,946
Fair value of assets	$371,041	$300,761	$1,170,748

*	In accordance with Subtopic 820-10, certain investments that were measured using net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of assets presented above.

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

Assets measured at net asset value include investments in limited partnerships which are stated at the fair value of the plan’s partnership interest based on information supplied by the partnerships as compared to financial statements of the limited partnership or other fair value information as determined by management, cash equivalents or short-term investments are stated at cost which approximates fair value, fair value of common/collective trusts is determined based on net asset value as reported by their fund managers.

The following is a summary of TJX’s target allocation guidelines for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation for Fiscal Year Ended
	Target Allocation	January 30, 2016	January 31, 2015
Equity securities	50%	40%	44%
Fixed income	50%	55%	45%
All other – primarily cash	—	5%	11%

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

TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees and a similar type of plan for eligible employees in Puerto Rico. Assets under the plans totaled $1,314.8 million as of December 31, 2015 and $1,275.4 million as of December 31, 2014, and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay, subject to limitations. TJX matches employee contributions, up to 5% of eligible pay, including a basic match at rates of 25% or 75% (based upon date of hire and other eligibility criteria) plus a discretionary match, generally up to 25%, based on TJX’s performance. Eligible employees are automatically enrolled in the U.S. plan at a 2% deferral rate, unless the employee elects otherwise. TJX contributed $30.8 million in fiscal 2016, $31.2 million in fiscal 2015 and $29.7 million in fiscal 2014 to these employee savings plans. The plans include a TJX stock fund in which participants could invest a portion of TJX’s matching contribution. The TJX stock fund was closed to new investments, other than reinvestment of dividends, at the end of calendar 2015. The TJX stock fund represented 7.1% of plan assets at December 31, 2015, 7.4% of plan assets at December 31, 2014 and 8.3% of plan investments at December 31, 2013.

TJX also has a nonqualified savings plan (the Executive Savings Plan) for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $1.3 million in fiscal 2016, $3.5 million in fiscal 2015 and $2.4 million in fiscal 2014. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

In addition to the plans described above, TJX also maintains retirement/deferred savings plans for eligible associates at its foreign subsidiaries. We contributed $9.7 million for these plans in fiscal 2016, $9.3 million for these plans in fiscal 2015 and $8.1 million in fiscal 2014.

Multiemployer Pension Plans: TJX contributes to certain multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $13.4 million in fiscal 2016, $11.5 million in fiscal 2015 and $11.5 million in fiscal 2014 to the National Retirement Fund (EIN #13-6130178) and was listed in the plan’s Form 5500 as providing more than 5% of the total contributions for the plan year ending December 31, 2014. Based on information TJX received from the plan, the Pension Protection Act Zone Status of the National Retirement Fund is Critical and a rehabilitation plan has been implemented.

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

Postretirement Medical: TJX has maintained a postretirement medical plan that provides limited postretirement medical benefits to retirees who are eligible for the defined benefit plan and who retired at age 55 or older with ten or more years of service. During fiscal 2006, TJX eliminated this benefit for all active associates and modified the benefit that was offered to retirees enrolled in the plan at that time.

TJX paid $161,000 of benefits in fiscal 2016 and has a postretirement liability of $1 million as of January 31, 2016, representing the present value of future benefits TJX expected to pay. The amendment to the plan in fiscal 2006 resulted in a negative plan amendment of $46.8 million, which was being amortized over the average remaining life of the active participants. As of January 31, 2016 the unamortized balance of $6.2 million was included in accumulated other comprehensive income (loss). During fiscal 2016 there was a pre-tax benefit of $3.5 million reflected in the consolidated statements of income as it relates to this postretirement medical plan.

During fiscal 2017, TJX decided to terminate the plan and make a discretionary lump sum payment to participants. The settlement of the liability and the recognition of the remaining negative plan amendment is expected to result in a pre-tax benefit of $5.6 million in the first quarter of fiscal 2017.

Note J.    Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of January 30, 2016 and January 31, 2015. All amounts are net of unamortized debt discounts.

In thousands	January 30, 2016	January 31, 2015
General corporate debt:
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $223 and $294 in fiscal 2016 and 2015, respectively)	$374,777	$374,706
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $323 and $367 in fiscal 2016 and 2015, respectively)	499,677	499,633
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $400 and $475 in fiscal 2016 and 2015, respectively)	749,600	749,525
Long-term debt	$1,624,054	$1,623,864

The aggregate maturities of long-term debt, exclusive of current installments at January 30, 2016 are as follows:

In thousands	Long-Term Debt
Fiscal Year
2018	$—
2019	—
2020	375,000
2021	—
Later years	1,250,000
Less amount representing unamortized debt discount	(946)
Aggregate maturities of long-term debt	$1,624,054

At January 30, 2016, TJX had outstanding $750 million aggregate principal amount of 2.75% seven-year notes, due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%. In July 2014, TJX used a portion of the proceeds of the 2.75% seven-year notes to redeem the 4.20% notes and recorded a pre-tax loss on the early extinguishment of debt of $16.8 million, which includes $16.4 million of redemption premium and approximately $400,000 to write off unamortized debt expenses and discount.

At January 30, 2016, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $375 million aggregate principal amount of 6.95% ten-year notes due April 2019. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes and all of the 6.95% notes. The cost of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes and 7.00% for the 6.95% notes.

At January 30, 2016, TJX had two $500 million revolving credit facilities, one which was scheduled to mature in June 2017 and one which was scheduled to mature in May 2016. As of January 30, 2016 and January 31, 2015, and during the years then ended, there were no amounts outstanding under these facilities. At January 30, 2016, the agreements required quarterly payments on the unused committed amounts of 6.0 basis points for the agreement maturing in 2017 and 10 basis points for the agreement maturing in 2016. These agreements had no compensating balance requirements and had various covenants. Each of these facilities required TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, consolidated rentals, depreciation and amortization (EBITDAR) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented. In March 2016, the $500 million revolving credit facility scheduled to mature in May 2016 was replaced with a new five-year $500 million revolving credit facility maturing in March 2021 and the $500 million revolving credit facility scheduled to mature in June 2017 was replaced with a new four-year $500 million revolving credit facility maturing in March 2020. The terms and covenants under the new revolving credit facilities are similar to those in the terminated facilities and require quarterly payments of 6.0 basis points on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and will vary with specified changes in the credit ratings.

As of January 30, 2016 and January 31, 2015, TJX’s foreign subsidiaries had uncommitted credit facilities. TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of January 30, 2016 and January 31, 2015 and during the years then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of January 30, 2016 and January 31, 2015, our European business at TJX International had a credit line of £5million and £20 million, respectively. As of January 30, 2016 and January 31, 2015 and during the years then ended, there were no amounts outstanding on this U.K. credit line.

Note K.    Income Taxes

For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year Ended
In thousands	January 30, 2016	January 31, 2015	February 1, 2014
United States	$3,102,304	$2,943,745	$2,746,925
Foreign	555,996	606,139	572,564
Income before provision for income taxes	$3,658,300	$3,549,884	$3,319,489

The provision for income taxes includes the following:

	Fiscal Year Ended
In thousands	January 30, 2016	January 31, 2015	February 1, 2014
Current:
Federal	$992,094	$896,672	$815,811
State	208,357	180,616	177,009
Foreign	149,408	155,398	136,626
Deferred:
Federal	34,620	87,057	73,206
State	(9,979)	14,231	5,928
Foreign	6,142	782	(26,487)
Provision for income taxes	$1,380,642	$1,334,756	$1,182,093

TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
In thousands	January 30, 2016	January 31, 2015
Deferred tax assets:
Net operating loss carryforward	$18,872	$18,305
Reserves for lease obligations and computer intrusion	7,623	16,242
Pension, stock compensation, postretirement and employee benefits	380,523	351,171
Leases	51,823	47,464
Other	91,575	74,451
Total gross deferred tax assets	$550,416	$507,633
Valuation allowance	(11,998)	(5,122)
Net deferred tax asset	$538,418	$502,511
Deferred tax liabilities:
Property, plant and equipment	$539,818	$474,179
Capitalized inventory	47,374	50,536
Tradename/intangibles	49,111	47,443
Undistributed foreign earnings	167,968	181,822
Other	5,418	8,884
Total deferred tax liabilities	$809,689	$762,864
Net deferred tax (liability)	$(271,271)	$(260,353)
Non-current asset	$13,831	$22,532
Non-current liability	(285,102)	(282,885)
Total	$(271,271)	$(260,353)

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.” This guidance requires deferred tax liabilities, deferred tax assets and valuation allowances be classified as non-current in a classified balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted and may be applied either prospectively or retrospectively to all periods presented. TJX has elected to early adopt the new reporting standard retrospectively on its fiscal 2016 consolidated financial statements. The classification for deferred tax assets (liabilities) for fiscal 2015 has been recast to reflect the new reporting standard. Current asset, non-current asset and non-current liability balances were $137.6 million, $24.6 million and $422.5 million, respectively on the original financial statements for fiscal 2015.

TJX has provided for deferred U.S. taxes on all undistributed earnings through January 30, 2016 from its subsidiaries in Canada, Puerto Rico, Italy, India and Hong Kong. For all other foreign subsidiaries, no income taxes have been provided on the approximately $727 million of undistributed earnings as of January 30, 2016 because such earnings are considered to be indefinitely reinvested in the business. A determination of the amount of unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with the hypothetical calculations.

As of January 30, 2016, TJX had available for state income tax purposes net operating loss carryforwards of $62.4 million which expire, if unused, in the years 2017 through 2035. As of January 31, 2015, TJX had available for state income tax purposes net operating loss carryforwards of $61.5 million. TJX has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance of $5.1 million has been provided for the deferred tax asset as of January 30, 2016, and $5.1 million as of January 31, 2015.

As of January 30, 2016, the Company had available for foreign income tax purposes (primarily related to Germany, Australia, Austria and the Netherlands) net operating loss carryforwards of $51.1 million, of which $3.9 million will expire, if unused, in fiscal 2025. The remaining loss carryforwards do not expire. For the deferred tax assets associated with the net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized, TJX had valuation allowances recorded of approximately $6.9 million. As of January 31, 2015, the Company had available for foreign income tax purposes (primarily related to Germany and Poland) net operating loss carryforwards of $48.3 million.

The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	3.5	3.6	3.6
Impact of foreign operations	(0.7)	(0.9)	(0.8)
All other	(0.1)	(0.1)	(2.2)
Worldwide effective income tax rate	37.7%	37.6%	35.6%

TJX’s effective income tax rate increased for fiscal 2016 as compared to fiscal 2015. The increase in the effective income tax rate was primarily due to the jurisdictional mix of income and the increase in valuation allowance on foreign net operating losses.

TJX had net unrecognized tax benefits (net of federal benefit on state issues) of $34.1 million as of January 30, 2016, $32.7 million as of January 31, 2015 and $26.2 million as of February 1, 2014.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In thousands	January 30, 2016	January 31, 2015	February 1, 2014
Balance at beginning of year	$55,619	$48,680	$148,777
Additions for uncertain tax positions taken in current year	2,248	4,771	4,212
Additions for uncertain tax positions taken in prior years	11,707	5,278	5,096
Reductions for uncertain tax positions taken in prior years	(23,874)	(2,747)	(69,292)
Reductions resulting from lapse of statute of limitations	(389)	—	(317)
Settlements with tax authorities	(1,985)	(363)	(39,796)
Balance at end of year	$43,326	$55,619	$48,680

Included in the gross amount of unrecognized tax benefits are items that will impact future effective tax rates upon recognition. These items amounted to $39.0 million as of January 30, 2016, $34.8 million as of January 31, 2015 and $27.8 million as of February 1, 2014.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, fiscal years through 2007 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.

TJX follows the with and without approach for direct and indirect effects of windfall tax deductions. TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $1.6 million for the year ended January 30, 2016, $1.9 million for the year ended January 31, 2015 and $4.0 million for the year ended February 1, 2014. The accrued amounts for interest and penalties are $7.0 million as of January 30, 2016, $10.1 million as of January 31, 2015 and $8.1 million as of February 1, 2014.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of January 30, 2016. During the next twelve months, it is reasonably possible that state tax audit resolutions may reduce unrecognized tax benefits by $0 to $11 million, which would reduce the provision for taxes on earnings.

Note L. Commitments

TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of TJX’s leases are store operating leases with ten-year terms and options to extend for one or more five-year periods in the U.S. and Canada and ten to fifteen year terms in Europe, some of which have options to extend. Many of the Company’s leases contain escalation clauses and we have the right to terminate some of the leases before the expiration date under specified circumstances and some with specified payments. In addition, TJX is generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These expenses in the aggregate were approximately one-third of the total minimum rent in fiscal 2016, fiscal 2015 and fiscal 2014 and are not included in the table below.

The following is a schedule of future minimum lease payments for continuing operations as of January 30, 2016:

In thousands	Operating Leases
Fiscal Year
2017	$1,368,050
2018	1,273,888
2019	1,150,172
2020	1,005,127
2021	845,910
Later years	2,354,674
Total future minimum lease payments	$7,997,821

Rental expense under operating leases for continuing operations amounted to $1,365.6 million for fiscal 2016, $1,321.6 million for fiscal 2015 and $1,238.2 million for fiscal 2014. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $15.7 million in fiscal 2016, $15.2 million in fiscal 2015 and $15.7 million in fiscal 2014. Sublease income was $0.9 million in fiscal 2016, $0.8 million in fiscal 2015 and $0.9 million in fiscal 2014.

As of January 30, 2016 we have two lease agreements for facilities that resulted in TJX being considered the owner of the property for accounting purposes (see Lease Accounting within Note A). One of the leases is for our home office facility in Canada which did not meet the sale-leaseback criteria and is therefore being accounted for as a financing transaction. The other lease relates to a facility under construction in Europe. Upon completion, a sale-leaseback analysis will be performed to determine if the Company should record a sale to remove the assets and related obligation and record the lease as either an operating or capital lease obligation. The assets related to these properties are included in “land and buildings” and the related liabilities of $85.2 million are included in “other long-term liabilities.”

TJX had outstanding letters of credit totaling $29.3 million as of January 30, 2016 and $42.9 million as of January 31, 2015. Letters of credit are issued by TJX primarily for the purchase of inventory.

Note M.    Accrued Expenses and Other Liabilities, Current and Long Term

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In thousands	January 30, 2016	January 31, 2015
Employee compensation and benefits, current	$573,965	$470,887
Dividends payable	141,295	120,980
Accrued capital additions	132,871	99,487
Rent, utilities and occupancy, including real estate taxes	202,653	205,819
Merchandise credits and gift certificates	307,350	274,557
Insurance	65,983	38,514
Sales tax collections and V.A.T. taxes	134,535	118,821
All other current liabilities	511,007	467,057

Accrued expenses and other current liabilities	$2,069,659	$1,796,122

All other current liabilities include accruals for advertising, customer rewards liability, interest, reserve for sales returns, reserve for taxes, fair value of derivatives, expense payables, purchased services and other items, each of which is individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In thousands	January 30, 2016	January 31, 2015
Employee compensation and benefits, long term	$418,156	$460,086
Accrued rent	216,040	203,216
Landlord allowances	93,024	97,861
Tax reserve, long term	33,403	28,088
Financing lease obligations	85,214	60,733
All other long-term liabilities	35,184	38,153
Other long-term liabilities	$881,021	$888,137

Note N.    Contingent Obligations and Contingencies

Contingent Obligations: TJX has contingent obligations on leases, for which it was a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, TJX has assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of former businesses for which TJX has reserved, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material adverse impact on our financial condition, results of operations or cash flows. TJX does not generally have sufficient information about these leases to estimate our potential contingent obligations under them, which could be triggered in the event that one or more of the current tenants does not fulfill their obligations related to one or more of these leases. TJX may also be contingently liable on up to nine leases of former TJX businesses which we believe the likelihood of future liability to TJX is remote.

TJX also has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $42.6 million as of January 30, 2016. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

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

Contingencies: TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes, including alleged misclassification of positions as exempt from overtime, alleged entitlement to additional wages for alleged off-the-clock work by hourly employees and alleged failure to pay all wages due upon termination. TJX is also a defendant in lawsuits filed in federal courts brought as putative class actions on behalf of customers relating to TJX’s compare at pricing. The lawsuits are in various procedural stages and seek unspecified monetary damages, injunctive relief and attorneys’ fees. At this time, TJX is not able to predict the outcome of these lawsuits or the amount of any loss that may arise from them.

Note O.    Supplemental Cash Flows Information

TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In thousands	January 30, 2016	January 31, 2015	February 1, 2014
Cash paid for:
Interest on debt	$64,188	$66,265	$52,196
Income taxes	1,301,122	1,091,128	1,240,377
Changes in accrued expenses due to:
Dividends payable	$20,315	$17,377	$19,380
Property additions	33,384	8,254	(6,432)
Non-cash investing and financing activity:
Construction in progress	$(30,767)	$(60,733)	$—
Financing lease obligation	30,767	60,733	—

Note P.    Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly consolidated financial data for fiscal 2016 and fiscal 2015 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 30, 2016
Net sales	$6,865,637	$7,363,731	$7,753,495	$8,962,075
Gross earnings(1)	1,945,396	2,144,540	2,246,596	2,573,883
Net income	474,601	549,335	587,256	666,466
Basic earnings per share	0.70	0.81	0.88	1.00
Diluted earnings per share	0.69	0.80	0.86	0.99
Fiscal Year Ended January 31, 2015
Net sales	$6,491,176	$6,917,212	$7,366,066	$8,303,953
Gross earnings(1)	1,813,176	1,981,356	2,162,437	2,344,916
Net income	454,317	517,624	594,957	648,230
Basic earnings per share	0.65	0.75	0.86	0.95
Diluted earnings per share	0.64	0.73	0.85	0.93

(1)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.