Form 10-Q
period 2016-04-30
TJX COMPANIES INC /DE/
filed 2016-05-27
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016

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

The number of shares of registrant’s common stock outstanding as of April 30, 2016: 661,083,496

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015

Net sales	$7,542,356	$6,865,637

Cost of sales, including buying and occupancy costs	5,372,143	4,920,241
Selling, general and administrative expenses	1,335,050	1,168,657
Interest expense, net	10,194	11,624

Income before provision for income taxes	824,969	765,115
Provision for income taxes	316,623	290,514

Net income	$508,346	$474,601

Basic earnings per share:
Net income	$0.77	$0.70
Weighted average common shares – basic	661,515	681,369

Diluted earnings per share:
Net income	$0.76	$0.69
Weighted average common shares – diluted	670,388	691,206

Cash dividends declared per share	$0.26	$0.21

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015

Net income	$508,346	$474,601

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax provisions of $51,247 in fiscal 2017 and $19,155 in fiscal 2016	129,596	41,453
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $850 in fiscal 2017 and $3,531 in fiscal 2016	1,293	5,367
Amortization of loss on cash flow hedge, net of related tax provision of $112 in fiscal 2017 and $112 in fiscal 2016	171	171

Other comprehensive income (loss), net of tax	131,060	46,991

Total comprehensive income	$639,406	$521,592

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	April 30, 2016	January 30, 2016	May 2, 2015

ASSETS
Current assets:
Cash and cash equivalents	$1,944,155	$2,095,473	$2,259,965
Short-term investments	403,702	352,313	328,826
Accounts receivable, net	281,631	238,072	263,466
Merchandise inventories	3,904,989	3,695,113	3,531,600
Prepaid expenses and other current assets	330,713	380,530	327,055
Federal, state, and foreign income taxes recoverable	12,511	11,059	13,609

Total current assets	6,877,701	6,772,560	6,724,521

Property at cost:
Land and buildings	1,048,931	1,013,247	902,488
Leasehold costs and improvements	2,971,101	2,943,191	2,837,020
Furniture, fixtures and equipment	5,278,633	5,112,229	4,830,218

Total property at cost	9,298,665	9,068,667	8,569,726
Less accumulated depreciation and amortization	5,068,961	4,931,092	4,632,995

Net property at cost	4,229,704	4,137,575	3,936,731

Non-current deferred income taxes, net	10,106	13,831	20,794
Other assets	240,759	222,669	214,486
Goodwill and tradename, net of amortization	346,452	343,796	309,311

TOTAL ASSETS	$11,704,722	$11,490,431	$11,205,843

LIABILITIES
Current liabilities:
Accounts payable	$2,136,751	$2,203,050	$2,153,296
Accrued expenses and other current liabilities	1,933,730	2,069,659	1,741,429
Federal, state and foreign income taxes payable	226,254	129,521	241,811

Total current liabilities	4,296,735	4,402,230	4,136,536

Other long-term liabilities	908,537	881,021	878,389
Non-current deferred income taxes, net	349,004	285,102	287,047
Long-term debt	1,615,477	1,615,003	1,613,581
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 661,083,496; 663,495,715 and 680,385,015, respectively	661,083	663,496	680,385
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(536,412)	(667,472)	(507,394)
Retained earnings	4,410,298	4,311,051	4,117,299

Total shareholders’ equity	4,534,969	4,307,075	4,290,290

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,704,722	$11,490,431	$11,205,843

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net income	$508,346	$474,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,014	148,540
Loss on property disposals and impairment charges	5,255	1,379
Deferred income tax provision (benefit)	16,112	(17,707)
Share-based compensation	24,959	21,150
Excess tax benefits from share-based compensation	(37,893)	(28,430)
Changes in assets and liabilities:
(Increase) in accounts receivable	(40,776)	(48,734)
(Increase) in merchandise inventories	(161,565)	(298,651)
(Increase) in taxes recoverable	(1,452)	(1,134)
Decrease in prepaid expenses and other current assets	32,927	3,876
(Decrease) increase in accounts payable	(96,434)	135,614
(Decrease) in accrued expenses and other liabilities	(142,269)	(94,926)
Increase in income taxes payable	134,276	144,510
Other	21,768	7,451

Net cash provided by operating activities	420,268	447,539

Cash flows from investing activities:
Property additions	(266,236)	(201,234)
Purchase of investments	(165,384)	(95,039)
Sales and maturities of investments	144,803	53,802
Acquisition of Trade Secret	(2,324)	—

Net cash (used in) investing activities	(289,141)	(242,471)

Cash flows from financing activities:
Cash payments for repurchase of common stock	(341,251)	(419,905)
Proceeds from issuance of common stock	63,933	37,314
Excess tax benefits from share-based compensation	37,893	28,430
Cash dividends paid	(140,067)	(120,438)

Net cash (used in) financing activities	(379,492)	(474,599)

Effect of exchange rate changes on cash	97,047	35,721

Net (decrease) in cash and cash equivalents	(151,318)	(233,810)
Cash and cash equivalents at beginning of year	2,095,473	2,493,775

Cash and cash equivalents at end of period	$1,944,155	$2,259,965

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value $1

Balance, January 30, 2016	663,496	$663,496	$—	$(667,472)	$4,311,051	$4,307,075
Net income	—	—	—	—	508,346	508,346
Other comprehensive income (loss), net of tax	—	—	—	131,060	—	131,060
Cash dividends declared on common stock	—	—	—	—	(172,081)	(172,081)
Recognition of share-based compensation	—	—	24,959	—	—	24,959
Issuance of common stock under Stock Incentive Plan and related tax effect	2,109	2,109	74,752	—	—	76,861
Common stock repurchased and retired	(4,522)	(4,522)	(99,711)	—	(237,018)	(341,251)

Balance, April 30, 2016	661,083	$661,083	$—	$(536,412)	$4,410,298	$4,534,969

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note A. Summary of Significant Accounting Policies

Basis of Presentation: The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its financial statements for the periods reported, all in conformity with accounting principles generally accepted in the United States of America (“GAAP”) consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (“fiscal 2016”).

These interim results are not necessarily indicative of results for the full fiscal year, because TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

The January 30, 2016 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends January 28, 2017 (“fiscal 2017”) and is a 52-week fiscal year. Fiscal 2016 was also a 52-week fiscal year.

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock options awarded and uses the market price on the grant date for performance-based restricted stock awards. Total share-based compensation expense was $25.0 million for the quarter ended April 30, 2016 and $21.2 million for the quarter ended May 2, 2015. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 2.3 million shares of common stock exercised during the quarter ended April 30, 2016. There were options outstanding to purchase 26.3 million shares of common stock as of April 30, 2016. As of April 30, 2016, there was $147.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under TJX’s stock incentive plan.

Cash and Cash Equivalents: TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. As of April 30, 2016, TJX’s cash and cash equivalents held by its foreign subsidiaries were $1,217.6 million, of which $296.0 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

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

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except at Sierra Trading Post (“STP”) and Trade Secret. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as it has not been fully processed for sale (e.g. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time title transfers, which is typically at the time when inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $544.0 million at April 30, 2016, $690.3 million at January 30, 2016 and $534.6 million at May 2, 2015. Comparable amounts were reflected in accounts payable at those dates.

Leases: TJX begins to record rent expense when it takes possession of a store, which is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease. Lease agreements involving property built to our specifications are reviewed to determine if our involvement in the construction project requires that we account for the project costs as if we were the owner for accounting purposes. We have entered into several lease agreements where we are deemed the owner of a construction project for accounting purposes. Thus, during construction of the facility the construction costs incurred by the lessor are included as a construction in progress asset along with a related liability of the same amount on our balance sheet. Upon completion of the project, a sale-leaseback analysis is performed to determine if the Company should record a sale to remove the related asset and related obligation and record the lease as either an operating or capital lease obligation. If the Company is precluded from derecognizing the asset when construction is complete, due to continuing involvement beyond a normal leaseback, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remain on the Consolidated Balance Sheets. Accordingly, the asset is depreciated over its estimated useful life in accordance with the Company’s policy and a portion of the lease payments is allocated to ground rent and treated as an operating lease. The portion of the lease payment allocated to ground rental expense is based on the fair value of the land at the commencement of construction. Lease payments allocated to the non-land asset are recognized as reductions to the financing obligation and interest expense.

New Accounting Standards: In March 2016, a pronouncement was issued that aims to simplify several aspects of accounting and reporting for share-based payment transactions. One provision requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The Company is currently evaluating the potential impact that this provision, which is to be applied prospectively, will have on its financial statements. The Company does not expect the other provisions within the pronouncement will have a material impact on its financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods, with early adoption permitted.

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

In February 2016, a pronouncement was issued that aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. TJX is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In March 2016, a pronouncement was issued that aims to address the diversity in practice related to the derecognition of prepaid store-value product liabilities. ASU 2016-04 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. TJX is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In April 2015, a pronouncement was issued that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For TJX, the standard was effective in the first quarter of fiscal 2017. As a result, we have recast the January 30, 2016 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented other assets by $9.1 million and reduced long-term debt by $9.1 million as of January 30, 2016. In addition, we have also recast the May 2, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented other assets by $10.3 million and reduced long-term debt by $10.3 million as of May 2, 2015.

In November 2015, a pronouncement was issued that requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. TJX adopted this guidance as of January 30, 2016, and applied it retrospectively. The effect on May 2, 2015 consolidated balance sheet was to reduce previously-presented current DTAs by $147.6 million, decreased long-term DTAs by $2.2 million and reduced long-term DTLs by $149.8 million as of May 2, 2015.

Note B. Acquisition of Trade Secret

On October 24, 2015, TJX purchased Trade Secret, an off-price retailer that operates 35 stores in Australia, for AUD$83.3 million (US$59.4 million).

The following table presents the allocation of the purchase price (after preliminary adjustment for customary post-closing adjustments) to the assets and liabilities acquired based on their estimated fair values as of October 24, 2015:

Current assets	$25,899
Property and equipment	10,184
Goodwill and intangible assets	37,416
Less liabilities assumed	(14,071)

Net assets acquired	$59,428

As is customary, the amounts above may be further adjusted up to one year after the date of acquisition.

Goodwill and intangible assets include goodwill of $25 million and identified intangible assets of $12 million for the value of the tradename “Trade Secret” which is being amortized over 10 years.

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

Note C. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for the related periods:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)

Balance, January 30, 2016	$(439,192)	$(224,654)	$(3,626)	$(667,472)
Foreign currency translation adjustments (net of taxes of $51,247)	129,596	—	—	129,596
Amortization of prior service cost and deferred gains/losses (net of taxes of $850)	—	1,293	—	1,293
Amortization of loss on cash flow hedge (net of taxes of $112)	—	—	171	171

Balance, April 30, 2016	$(309,596)	$(223,361)	$(3,455)	$(536,412)

Note D. Capital Stock and Earnings per Share

Capital Stock: TJX repurchased and retired 5.0 million shares of its common stock at a cost of $375.0 million during the quarter ended April 30, 2016, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $341.3 million for the three months ended April 30, 2016 and $419.9 million for the three months ended May 2, 2015.

In February 2015, TJX announced that its Board of Directors had approved a stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through April 30, 2016, TJX repurchased 12.3 million shares of common stock at a cost of $884.2 million. At April 30, 2016, $1.1 billion remained available for purchase under this program.

In February 2016, TJX announced that its Board of Directors had approved another stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time, all of which remained available at April 30, 2016.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	April 30, 2016	May 2, 2015

Basic earnings per share
Net income	$508,346	$474,601
Weighted average common shares outstanding for basic EPS	661,515	681,369

Basic earnings per share	$0.77	$0.70

Diluted earnings per share
Net income	$508,346	$474,601

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	661,515	681,369
Assumed exercise/vesting of:
Stock options and awards	8,873	9,837

Weighted average common shares outstanding for diluted EPS	670,388	691,206

Diluted earnings per share	$0.76	$0.69

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 4.1 million such options excluded for the thirteen weeks ended April 30, 2016. There were 4.7 million such options excluded for the thirteen weeks ended May 2, 2015.

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

Diesel Fuel Contracts: When and to the extent deemed appropriate, TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2016 and the first three months of fiscal 2017, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2017. The hedge agreements outstanding at April 30, 2016 relate to approximately 53% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2017. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2017. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: When and to the extent deemed appropriate, TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in Europe (United Kingdom, Ireland, Germany, Poland, Austria and The Netherlands), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at April 30, 2016 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2017. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters a 30 day hedge to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.

When and to the extent deemed appropriate, TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt and intercompany interest payable. The changes in fair value of these contracts are recorded in selling, general and administrative expenses and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in selling, general and administrative expenses.

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at April 30, 2016:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at April 30, 2016

Fair value hedges:

Intercompany balances, primarily debt and related interest

	zł	87,073	C$	29,950	0.3440	Prepaid Exp	$1,085	$—	$1,085

	zł	45,000		£7,403	0.1645	(Accrued Exp)	—	(933)	(933)

		€53,000		£40,820	0.7702	(Accrued Exp)	—	(1,637)	(1,637)

	U.S.$	77,957		£55,000	0.7055	Prepaid Exp	2,523	—	2,523

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 1.9M – 2.2M gal per month		Float on 1.9M – 2.2M gal per month	N/A	(Accrued Exp)	—	(4,875)	(4,875)

Intercompany billings in Europe, primarily merchandise related		€85,000		£67,798	0.7976	Prepaid Exp	1,538	—	1,538

Merchandise purchase commitments
	C$	492,465	U.S.$	362,900	0.7369	(Accrued Exp)	—	(29,356)	(29,356)

	C$	20,941		€14,000	0.6685	(Accrued Exp)	—	(639)	(639)

		£146,518	U.S.$	212,550	1.4507	Prepaid Exp / (Accrued Exp)	2,027	(3,635)	(1,608)

	zł	216,245		£38,136	0.1764	Prepaid Exp / (Accrued Exp)	293	(1,133)	(840)

	U.S.$	38,434		€34,051	0.8860	Prepaid Exp	634	—	634

Total fair value of financial instruments							$8,100	$(42,208)	$(34,108)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 2, 2015:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 2, 2015

Fair value hedges:

Intercompany balances, primarily debt and related interest

	zł	94,073	C$	32,344	0.3438	Prepaid Exp / (Accrued Exp)	$801	$(13)	$788

		€39,000		£30,988	0.7946	Prepaid Exp	3,165	—	3,165

		€19,850	U.S.$	22,647	1.1409	Prepaid Exp	314	—	314

	U.S.$	83,400		£55,000	0.6595	(Accrued Exp)	—	(223)	(223)

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 2.6M – 3.0M gal per month		Float on 2.6M – 3.0M gal per month	N/A	(Accrued Exp)	—	(7,311)	(7,311)
Merchandise purchase commitments
	C$	461,464	U.S.$	375,455	0.8136	Prepaid Exp / (Accrued Exp)	3,200	(6,926)	(3,726)

	C$	14,596		€10,500	0.7194	Prepaid Exp / (Accrued Exp)	54	(297)	(243)

		£167,715	U.S.$	256,000	1.5264	Prepaid Exp / (Accrued Exp)	3,637	(1,603)	2,034

	zł	169,058		£30,156	0.1784	Prepaid Exp / (Accrued Exp)	57	(773)	(716)

	U.S.$	22,198		€20,228	0.9113	Prepaid Exp / (Accrued Exp)	637	(163)	474

Total fair value of financial instruments							$11,865	$(17,309)	$(5,444)

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	April 30, 2016	May 2, 2015
Fair value hedges:

Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$877	$2,044

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	2,287	2,200

Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(2,108)	—

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(44,988)	(13,652)

Gain / (loss) recognized in income		$(43,932)	$(9,408)

Note F. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	April 30, 2016	January 30, 2016	May 2, 2015
Level 1
Assets:
Executive Savings Plan investments	$173,523	$155,847	$166,911

Level 2
Assets:
Short-term investments	$403,702	$352,313	$328,826
Foreign currency exchange contracts	8,100	28,643	11,865

Liabilities:
Foreign currency exchange contracts	$37,333	$3,455	$9,998
Diesel fuel contracts	4,875	13,952	7,311

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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of April 30, 2016 was $1.7 billion compared to a carrying value of $1.6 billion. The fair value of long-term debt as of January 30, 2016 was $1.7 billion compared to a carrying value of $1.6 billion. The fair value of long-term debt as of May 2, 2015 was $1.7 billion compared to a carrying value of $1.6 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.

Note G. Segment Information

TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe and Trade Secret in Australia. TJX also operates Sierra Trading Post (STP), an off-price Internet retailer that operates sierratradingpost.com and a small number of stores in the U.S. The results of STP are included in the Marmaxx segment. The former TJX Europe segment was renamed TJX International in the fourth quarter of fiscal 2016 to reflect the acquisition of Trade Secret in Australia.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
	April 30,	May 2,
In thousands	2016	2015

Net sales:
In the United States:
Marmaxx	$4,865,375	$4,495,410
HomeGoods	1,010,436	880,193
TJX Canada	685,577	620,212
TJX International	980,968	869,822

	$7,542,356	$6,865,637

Segment profit:
In the United States:
Marmaxx	$708,857	$652,303
HomeGoods	138,210	121,299
TJX Canada	57,472	45,172
TJX International	14,347	26,355

	918,886	845,129

General corporate expense	83,723	68,390
Interest expense, net	10,194	11,624

Income before provision for income taxes	$824,969	$765,115

Note H. Pension Plans and Other Retirement Benefits

Presented below is financial information relating to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	April 30,	May 2,	April 30,	May 2,
In thousands	2016	2015	2016	2015

Service cost	$11,209	$13,055	$541	$693
Interest cost	14,362	12,949	875	871
Expected return on plan assets	(17,935)	(19,493)	—	—
Recognized actuarial losses	7,209	8,547	865	1,379

Total expense	$14,845	$15,058	$2,281	$2,943

TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the funding target pursuant to the Internal Revenue Code section 430) or such other amount sufficient to avoid restrictions with respect to the funding of TJX’s nonqualified plans under the Internal Revenue Code. TJX does not anticipate any required funding in fiscal 2017 for the funded plan. TJX anticipates making payments of $3.3 million to provide current benefits coming due under the unfunded plan in fiscal 2017.

The amounts included in recognized actuarial losses in the table above have been reclassified in their entirety from other comprehensive income to the statements of income, net of related tax effects, for the periods presented.

TJX also has an unfunded postretirement medical plan which was closed to new benefits in fiscal 2006. The amendment to the plan benefits in fiscal 2006 resulted in a negative plan amendment which was being amortized to income over the estimated average remaining life of the eligible plan participants.

During the first quarter of fiscal 2017, TJX terminated the unfunded postretirement medical plan and made a discretionary lump sum payment to participants. The settlement of the liability and the recognition of the remaining negative plan amendment resulted in a pre-tax benefit of $5.5 million in the first quarter of fiscal 2017. Amortization from other comprehensive income to net income was $864,000 for the quarter ended May 2, 2015.

Note I. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of April 30, 2016, January 30, 2016 and May 2, 2015. All amounts are net of unamortized debt discounts.

In thousands	April 30, 2016	January 30, 2016	May 2, 2015

General corporate debt:
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $205 at April 30, 2016, $223 at January 30, 2016 and $276 at May 2, 2015)	$374,795	$374,777	$374,724
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $312 at April 30, 2016, $323 at January 30, 2016 and $356 at May 2, 2015)	499,688	499,677	499,644
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $381 at April 30, 2016, $400 at January 30, 2016 and $456 at May 2, 2015)	749,619	749,600	749,544
Debt issuance cost	(8,625)	(9,051)	(10,331)

Long-term debt	$1,615,477	$1,615,003	$1,613,581

At April 30, 2016, TJX had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $375 million aggregate principal amount of 6.95% ten-year notes due April 2019. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes and all of the 6.95% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes and 7.00% for the 6.95% notes.

At April 30, 2016, TJX also had outstanding $750 million aggregate principal amount of 2.75% seven-year notes, due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.

At April 30, 2016, TJX had two $500 million revolving credit facilities, one which matures in March 2020 and one which matures in March 2021. At January 30, 2016 and May 2, 2015, TJX had two $500 million revolving credit facilities, one which was scheduled to mature in May 2016 and one which was scheduled to mature in June 2017. In March 2016, the $500 million revolving credit facility scheduled to mature in May 2016 was replaced with a new five-year $500 million revolving credit facility maturing in March 2021 and the $500 million revolving credit facility scheduled to mature in June 2017 was replaced with a new four-year $500 million revolving credit facility maturing in March 2020. The terms and covenants under the new revolving credit facilities are similar to those in the terminated facilities and require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements had no compensating balance requirements and had various covenants. Each of these facilities required TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, depreciation and amortization, and consolidated rentals (“EBITDAR”) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at April 30, 2016, January 30, 2016 and May 2, 2015. As of April 30, 2016, January 30, 2016 and May 2, 2015, and during the quarters and year then ended, there were no amounts outstanding under any of these facilities.

As of April 30, 2016, January 30, 2016 and May 2, 2015, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of April 30, 2016, January 30, 2016 and May 2, 2015, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of April 30, 2016 and January 30, 2016, our European business at TJX International had an uncommitted credit line of £5 million. As of May 2, 2015, our European business at TJX International had an uncommitted credit line of £20 million. As of April 30, 2016, January 30, 2016, and May 2, 2015, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes

The effective income tax rate was 38.4% for the fiscal 2017 first quarter and 38.0% for the fiscal 2016 first quarter. The increase in the effective income tax rate was primarily due to the jurisdictional mix of income and the increase in valuation allowance on foreign net operating losses.

TJX had net unrecognized tax benefits of $35.3 million as of April 30, 2016, $34.1 million as of January 30, 2016 and $33.7 million as of May 2, 2015.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, fiscal years through 2007 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $7.4 million as of April 30, 2016, $7.0 million as of January 30, 2016 and $10.5 million as of May 2, 2015.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $11 million.

Note K. Contingent Obligations and Contingencies

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

TJX also has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $43 million as of April 30, 2016. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

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

Contingencies: TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes, including alleged misclassification of positions as exempt from overtime, alleged entitlement to additional wages for alleged off-the-clock work by hourly employees and alleged failure to pay all wages due upon termination. TJX is also a defendant in lawsuits filed in federal courts brought as putative class actions on behalf of customers relating to TJX’s compare at pricing. The lawsuits are in various procedural stages and seek unspecified monetary damages, injunctive relief and attorneys’ fees. In connection with ongoing litigation, an immaterial amount has been accrued in the accompanying financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Thirteen Weeks (first quarter) Ended April 30, 2016

Compared to

The Thirteen Weeks (first quarter) Ended May 2, 2015

Overview

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,600 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe, and Trade Secret in Australia). In the U.S., we also operate Sierra Trading Post (STP), a leading off-price Internet retailer with a small number of stores. The results of STP are reported in our Marmaxx segment.

Results of Operations

Highlights of our financial performance for the first quarter ended April 30, 2016 include the following:

•	Same store sales increased 7% in the first quarter of fiscal 2017 over an increase of 5% in the first quarter of fiscal 2016. The increase in same store sales was driven by an increase in customer traffic. We also had an increase in units sold, largely offset by a reduction in the average ticket.

•	Net sales increased 10% to $7.5 billion for the fiscal 2017 first quarter over last year’s first quarter sales of $6.9 billion. At April 30, 2016, stores in operation increased 6% and selling square footage increased 5% compared to the end of the fiscal 2016 first quarter. Overall, we saw strong growth in sales for home fashions and apparel in the first quarter.

•	Diluted earnings per share for the first quarter of fiscal 2017 were $0.76, a 10% increase over $0.69 per share in the first quarter of fiscal 2016.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2017 was 10.9%, a 0.2 percentage point decrease from 11.1% for the same period last year.

•	Our cost of sales ratio for the first quarter of fiscal 2017 was 71.2%, a 0.5 percentage point decrease compared to the first quarter last year. This improvement was driven by buying and occupancy expense leverage on strong same store sales growth.

•	Our selling, general and administrative expense ratio for the first quarter of fiscal 2017 was 17.7%, up 0.7 percentage points compared to the prior year’s first quarter ratio. The increase in this ratio was primarily due to higher employee payroll costs as a result of wage increases along with investments to support our growth.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, were up 7% on both a reported and constant currency basis at the end of the first quarter of fiscal 2017 as compared to the prior year.

•	During the first quarter of fiscal 2017, we repurchased 5.0 million shares of our common stock at a cost of $375 million under our buyback program.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the first quarter ended April 30, 2016 totaled $7.5 billion, a 10% increase over consolidated net sales of $6.9 billion for the first quarter ended May 2, 2015. The increase reflected a 7% increase in same store sales and a 4% increase from new store sales, offset by a 1% negative impact from foreign currency exchange rates. This increase compares to sales growth of 6% in last year’s first quarter, which reflected a 5% increase from same store sales and a 4% increase in new store sales, offset by a 3% negative impact from foreign currency exchange rates.

As of April 30, 2016, our consolidated store count increased 6% and selling square footage increased 5% compared to the end of the first quarter last year.

The consolidated same store sales increase for the first quarter ended April 30, 2016 was driven by an increase in customer traffic. We also had a strong increase in units sold which was largely offset by a decrease in the average ticket. On a consolidated basis, home fashions outperformed apparel categories and both categories posted strong same store sales growth. Within apparel, our accessories category was particularly strong. In the U.S., virtually all regions posted strong same store sales increases. Parts of the Southeast and Midwest posted the strongest same store sales gains for the first quarter. In Canada, same store sales were well above the consolidated average for the first quarter.

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

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended April 30, 2016	Percentage of Net Sales Thirteen Weeks Ended May 2, 2015

Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.2	71.7
Selling, general and administrative expenses	17.7	17.0
Interest expense, net	0.1	0.2

Income before provision for income taxes*	10.9%	11.1%

*	Figures may not foot due to rounding

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales decreased by 0.5 percentage points to 71.2% for the first quarter of fiscal 2017 compared to the same period last year. This improvement was driven by buying and occupancy expense leverage of approximately 0.7 percentage points on strong same store sales growth which was partially offset by the impact of the mark-to-market on inventory derivatives. Our consolidated merchandise margin remained strong, consistent with last year’s first quarter, despite the negative impact of transactional foreign exchange on the cost of merchandise at our foreign divisions.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 17.7% in the first quarter of fiscal 2017, up 0.7 percentage points over last year’s ratio. The increase for the first quarter was due to a combination of higher employee payroll costs resulting from our wage initiative, investments to support our growth as well as incremental legal and credit card chargeback costs.

Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
	April 30,	May 2,
Dollars in thousands	2016	2015

Interest expense	$16,998	$16,899
Capitalized interest	(2,012)	(1,931)
Interest (income)	(4,792)	(3,344)

Interest expense, net	$10,194	$11,624

Interest expense, net decreased $1.4 million for the first quarter ended April 30, 2016 as compared to the same period last year, primarily due to an increase in interest income

Income taxes: The effective income tax rate was 38.4% for the fiscal 2017 first quarter and 38.0% for the fiscal 2016 first quarter. The increase in the effective income tax rate was primarily due to the jurisdictional mix of income and the increase in valuation allowance on foreign net operating losses.

Net income and net income per share: Net income for the first quarter of fiscal 2017 was $508.3 million, or $0.76 per diluted share, versus $474.6 million, or $0.69 per diluted share, in last year’s first quarter. Foreign currency had a $0.05 negative impact on earnings per share in the first quarter of fiscal 2017 compared to a $0.03 negative impact on earnings per share in the first quarter of fiscal 2016.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately three percent in the first quarter of fiscal 2017. During the first quarter of fiscal 2017, we repurchased 5.0 million shares of our common stock at a cost of $375.0 million.

Segment information: We operate four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe and Trade Secret in Australia. We also operate STP, an off-price Internet retailer that operates a small number of stores in the U.S. The results of STP have been included in our Marmaxx segment. The former TJX Europe segment was renamed TJX International in the fourth quarter of fiscal 2016 to reflect the acquisition of Trade Secret in Australia.

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

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended
Dollars in millions	April 30, 2016	May 2, 2015

Net sales	$4,865.4	$4,495.4
Segment profit	$708.9	$652.3
Segment profit as a percentage of net sales	14.6%	14.5%
Increase in same store sales	6%	3%
Stores in operation at end of period
T.J. Maxx	1,163	1,126
Marshalls	1,010	987
Sierra Trading Post	8	6

Total	2,181	2,119

Selling square footage at end of period (in thousands)
T.J. Maxx	26,249	25,671
Marshalls	24,345	23,942
Sierra Trading Post	159	122

Total	50,753	49,735

Net sales for Marmaxx increased 8% for the first quarter of fiscal 2017 as compared to the same period last year. The increase reflected a 6% increase from same store sales and a 2% increase from new store sales. Same store sales growth at Marmaxx for the first quarter ended April 30, 2016 was entirely driven by an increase in customer traffic. Marmaxx sales in the first quarter also reflect an increase in units sold which was offset by a decrease in the average ticket. Geographically, same store sales growth was widespread as most regions were near the divisional average, with parts of the Southeast and Midwest particularly strong. Home fashions outperformed apparel in the first quarter with both categories posting strong same store sales growth. Within apparel, our accessories category was particularly strong.

Segment profit margin increased to 14.6% for the first quarter of fiscal 2017 compared to 14.5% for the same period last year. Marmaxx results reflect buying and occupancy expense leverage on strong same store sales growth of approximately 0.8 percentage points along with an increase in merchandise margins. These gains were largely offset by numerous factors which include higher store payroll due to wage increases, higher distribution costs primarily due to processing the increased units as well as incremental legal and credit card chargeback costs. Collectively, these items reduced segment margin by approximately 0.7 percentage points. Our e-commerce businesses, which represent less than 2% of Marmaxx’s net sales, had no impact on year-over-year segment margin comparisons for the first quarter.

HomeGoods

	Thirteen Weeks Ended
Dollars in millions	April 30, 2016	May 2, 2015

Net sales	$1,010.4	$880.2
Segment profit	$138.2	$121.3
Segment profit as a percentage of net sales	13.7%	13.8%
Increase in same store sales	9%	9%
Stores in operation at end of period	534	498
Selling square footage at end of period (in thousands)	10,377	9,745

HomeGoods net sales increased 15% in the first quarter over the same period last year. The increase reflected a 9% increase from same store sales and a 6% increase from new store sales. The increase in the first quarter was largely driven by an increase in customer traffic along with an increase in the value of the average transaction

Segment profit margin decreased to 13.7% for the first quarter of fiscal 2017 compared to 13.8% for the same period last year. Segment margin for the fiscal 2017 first quarter was favorably impacted by approximately 0.9 percentage points due to occupancy expense leverage on strong same store sales growth and an increase in merchandise margin. These gains, however, were more than offset by higher store payroll costs due to increased wages, incremental distribution center costs as HomeGoods invests in its supply chain, as well as an increase in legal and credit card chargeback costs.

International Segments:

TJX Canada

	Thirteen Weeks Ended
U.S. Dollars in millions	April 30, 2016	May 2, 2015

Net sales	$685.6	$620.2
Segment profit	$57.5	$45.2
Segment profit as a percentage of net sales	8.4%	7.3%
Increase in same store sales	14%	11%

Stores in operation at end of period
Winners	250	239
HomeSense	104	97
Marshalls	45	39

Total	399	375

Selling square footage at end of period (in thousands)
Winners	5,538	5,384
HomeSense	1,953	1,844
Marshalls	1,054	936

Total	8,545	8,164

Net sales for TJX Canada increased 11% during the first quarter ended April 30, 2016 compared to the same period last year. This increase reflects same store sales increase on constant currency basis of 14%, new store sales growth of 4% offset by currency translation which negatively impacted sales growth by 7%. The increase in same store sales was driven primarily by an increase in customer traffic as well as in increase in the value of the average transaction.

Segment profit margin increased to 8.4% for the first quarter ended April 30, 2016 compared to 7.3% last year. Segment margin improvement for the first quarter was driven by expense leverage across many expense categories as a result of strong same store sales growth. These gains were partially offset by a reduction in merchandise margins and the negative impact of the mark to market adjustment of inventory hedges. The decrease in merchandise margin was largely due to transactional foreign exchange as the change in currency exchange rates increased TJX Canada’s cost of merchandise purchased in U.S. dollars as compared to the same periods last year.

TJX International

	Thirteen Weeks Ended
U.S. Dollars in millions	April 30, 2016	May 2, 2015

Net sales	$981.0	$869.8
Segment profit	$14.3	$26.4
Segment profit as a percentage of net sales	1.5%	3.0%
Increase in same store sales	4%	3%
Stores in operation at end of period
T.K. Maxx	471	416
HomeSense	41	33
Trade Secret	35	—

Total	547	449

Selling square footage at end of period (in thousands)
T.K. Maxx	10,219	9,266
HomeSense	669	545
Trade Secret	667	—

Total	11,555	9,811

Net sales for TJX International increased 13% for the first quarter ended April 30, 2016 compared to the same period last year. The growth in sales includes 13% from new stores, including Trade Secret in Australia, a 4% increase in same store sales, partially offset by foreign currency translation which negatively impacted first quarter sales growth by 4 percentage points. The increase in same store sales was driven by an increase in customer traffic.

Segment profit margin for the first quarter of fiscal 2017 decreased 1.5 percentage points to 1.5%. Foreign currency negatively impacted year-over-year comparisons by 1.0 percentage points for the fiscal 2017 first quarter. Segment margin was favorably impacted by buying and occupancy expense leverage on the same stores sales increase, which was more than offset by the impact of integrating Trade Secret’s operating results into this segment.

General corporate expense

	Thirteen Weeks Ended
Dollars in millions	April 30, 2016	May 2, 2015

General corporate expense	$83.7	$68.4

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses.

The increase in general corporate expense for the first quarter of fiscal 2017, as compared to the prior year, reflects higher systems and technology costs and stock based compensation costs.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $420 million for the quarter ended April 30, 2016, a decrease of $28 million from the $448 million provided in the quarter ended May 2, 2015. Net income, adjusted for the non-cash impact of depreciation and the deferred income tax provision, provided cash of $681 million in the first three months of fiscal 2017, an increase of $76 million compared to $605 million in the same period last year. This increase was offset by the cash flow impact of changes in current assets and liabilities primarily, the change in merchandise inventory, net of the related change in accounts payable, which resulted in a use of cash of $258 million in the first three months of fiscal 2017 compared to a use of cash of $163 million in the first quarter of fiscal 2016. This additional use of cash of $95 million in fiscal 2017 primarily reflects an increase in inventory levels to meet increased demand as well as an increase in packaway inventory. The change in accounts receivable and other current assets positively impacted year-over-year cash flows by $37 million, primarily due to the favorable change in prepaid rent and service contracts. The change in accrued expenses and other current liabilities had an unfavorable impact on year over year operating cash flows of $47 million which was driven by an increase in payments for incentive compensation during the first quarter of fiscal 2017 as compared to the fiscal 2016 first quarter.

Investing activities in the first three months of fiscal 2017 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network. Cash outflows for property additions amounted to $266 million in the quarter ended April 30, 2016 compared to $201 million in the comparable period last year. We anticipate that capital spending for fiscal 2017 will be approximately $1.1 billion. We also purchased $165 million of investments in the first three months of fiscal 2017 versus $95 million in the comparable prior year period. $145 million of investments were sold or matured in the fiscal 2017 first quarter versus $54 million in the prior year. This activity primarily related to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.

Cash flows from financing activities resulted in a net cash outflow of $379 million in the first quarter of fiscal 2017 compared to a net cash outflow of $475 million in the same period last year. Financing activities include the cash flows relating to our repurchases of our common stock, the exercise of options under our stock incentive plan and the payment of dividends to holders of our common stock. We spent $341 million to repurchase 4.5 million shares of our stock in the first three months of fiscal 2017 compared to $420 million to repurchase 6.2 million shares in the same period last year. See Note D to our unaudited consolidated financial statements for more information. In February 2016, we announced an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX stock from time to time. We currently plan to repurchase approximately $1.5 billion to $2.0 billion of stock under our stock repurchase programs in fiscal 2017. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $102 million of proceeds, including excess tax benefits, related to the exercise of stock options in the first quarter of fiscal 2017 versus $66 million in proceeds in the same period last year. Dividends paid on common stock in the first three months of fiscal 2017 were $140 million versus $120 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of April 30, 2016, approximately 63% of our cash was held by our foreign subsidiaries with $296 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong, and Australia. If we repatriate cash from these subsidiaries, we should not incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I to the unaudited consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Recently Issued Accounting Pronouncements

See Note A to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, for recently issued accounting standards, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows.

Forward-looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: execution of buying strategy and inventory management; operational and business expansion and management of large size and scale; customer trends and preferences; various marketing efforts; competition; personnel recruitment and retention; labor costs and workforce challenges; data security; information systems and new technology; economic conditions and consumer spending; adverse or unseasonable weather; serious disruptions or catastrophic events; disruptions in the second half of the fiscal year; corporate and retail banner reputation; quality, safety and other issues with merchandise; expanding international operations; merchandise importing; commodity availability and pricing; fluctuations in foreign currency exchange rates; fluctuations in quarterly operating results and market expectations; mergers, acquisitions, or business investments, divestitures, closings or business consolidations; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal matters and other legal or regulatory matters; tax matters; real estate activities; cash flow and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 30, 2016.

Item 4.	Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended April 30, 2016 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 30, 2016, as filed with the Securities Exchange Commission on March 29, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2017 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 31, 2016 through February 27, 2016	1,273,714	$70.66	1,273,714	$3,400,760,126

February 28, 2016 through April 2, 2016	2,139,014	$77.46	2,001,159	$3,245,760,165

April 3, 2016 through April 30, 2016	1,826,210	$77.14	1,685,327	$3,115,760,260

Total:	5,238,938		4,960,200

(1)	Consists of shares repurchased under publicly announced stock repurchase programs and 278,738 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	In February 2015, TJX announced a $2.0 billion stock repurchase program, under which $1.1 billion remained available as of April 30, 2016. Additionally, in February 2016, TJX announced its 17th stock repurchase program authorizing an additional $2.0 billion in repurchases from time to time.

Item 6.	Exhibits.

10.1	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of March 29, 2016 is filed herewith.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 27, 2016
	By	/s/ SCOTT GOLDENBERG
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of March 29, 2016 is filed herewith.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.