Form 10-Q
period 2016-07-30
TJX COMPANIES INC /DE/
filed 2016-08-26
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2016

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

The number of shares of registrant’s common stock outstanding as of July 30, 2016: 656,644,919

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	July 30,	August 1,
	2016	2015
Net sales	$7,882,053	$7,363,731

Cost of sales, including buying and occupancy costs	5,562,961	5,219,191
Selling, general and administrative expenses	1,393,248	1,247,538
Interest expense, net	11,262	10,808

Income before provision for income taxes	914,582	886,194
Provision for income taxes	352,408	336,859

Net income	$562,174	$549,335

Basic earnings per share:
Net income	$0.85	$0.81
Weighted average common shares – basic	658,117	676,082

Diluted earnings per share:
Net income	$0.84	$0.80
Weighted average common shares – diluted	666,606	685,322

Cash dividends declared per share	$0.26	$0.21

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	July 30,	August 1,
	2016	2015
Net sales	$15,424,409	$14,229,368

Cost of sales, including buying and occupancy costs	10,935,104	10,139,432
Selling, general and administrative expenses	2,728,298	2,416,195
Interest expense, net	21,456	22,432

Income before provision for income taxes	1,739,551	1,651,309
Provision for income taxes	669,031	627,373

Net income	$1,070,520	$1,023,936

Basic earnings per share:
Net income	$1.62	$1.51
Weighted average common shares – basic	659,825	678,735

Diluted earnings per share:
Net income	$1.60	$1.49
Weighted average common shares – diluted	668,754	688,579

Cash dividends declared per share	$0.52	$0.42

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	July 30,	August 1,
	2016	2015
Net income	$562,174	$549,335

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefits of $19,883 in fiscal 2017 and $32,188 in fiscal 2016	(128,308)	(35,289)
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $3,204 in fiscal 2017 and $3,660 in fiscal 2016	4,870	5,565
Amortization of loss on cash flow hedge, net of related tax provisions of $112 in fiscal 2017 and $113 in fiscal 2016	171	171

Other comprehensive income (loss), net of tax	(123,267)	(29,553)

Total comprehensive income	$438,907	$519,782

	Twenty-Six Weeks Ended
	July 30,	August 1,
	2016	2015
Net income	$1,070,520	$1,023,936

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax provision of $31,364 in fiscal 2017 and benefit of $13,033 in fiscal 2016	1,286	6,164
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $4,054 in fiscal 2017 and $7,191 in fiscal 2016	6,163	10,932
Amortization of loss on cash flow hedge, net of related tax provisions of $225 in fiscal 2017 and $225 in fiscal 2016	342	342

Other comprehensive income (loss), net of tax	7,791	17,438

Total comprehensive income	$1,078,311	$1,041,374

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	July 30,	January 30,	August 1,
	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,803,648	$2,095,473	$1,910,770
Short-term investments	421,153	352,313	327,506
Accounts receivable, net	288,777	238,072	260,952
Merchandise inventories	3,870,605	3,695,113	3,749,636
Prepaid expenses and other current assets	412,528	380,530	405,032
Federal, state, and foreign income taxes recoverable	13,963	11,059	14,743

Total current assets	6,810,674	6,772,560	6,668,639

Property at cost:
Land and buildings	1,077,567	1,013,247	905,386
Leasehold costs and improvements	2,936,106	2,943,191	2,886,571
Furniture, fixtures and equipment	5,382,649	5,112,229	4,936,611

Total property at cost	9,396,322	9,068,667	8,728,568
Less accumulated depreciation and amortization	5,132,942	4,931,092	4,732,590

Net property at cost	4,263,380	4,137,575	3,995,978

Non-current deferred income taxes, net	6,861	13,831	19,055
Other assets	244,890	222,669	208,335
Goodwill and tradename, net of amortization	344,848	343,796	308,539

TOTAL ASSETS	$11,670,653	$11,490,431	$11,200,546

LIABILITIES
Current liabilities:
Accounts payable	$2,258,251	$2,203,050	$2,258,997
Accrued expenses and other current liabilities	1,985,249	2,069,659	1,834,153
Federal, state and foreign income taxes payable	70,705	129,521	67,711

Total current liabilities	4,314,205	4,402,230	4,160,861

Other long-term liabilities	928,962	881,021	888,281
Non-current deferred income taxes, net	360,178	285,102	261,282
Long-term debt	1,615,952	1,615,003	1,614,055
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 656,644,919; 663,495,715 and 674,370,829, respectively	656,645	663,496	674,370
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(659,681)	(667,472)	(536,947)
Retained earnings	4,454,392	4,311,051	4,138,644

Total shareholders’ equity	4,451,356	4,307,075	4,276,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,670,653	$11,490,431	$11,200,546

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Twenty-Six Weeks Ended
	July 30,	August 1,
	2016	2015
Cash flows from operating activities:
Net income	$1,070,520	$1,023,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324,767	298,458
Loss on property disposals and impairment charges	1,239	1,366
Deferred income tax provision (benefit)	47,057	(14,902)
Share-based compensation	49,886	43,767
Excess tax benefits from share-based compensation	(49,836)	(33,977)
Changes in assets and liabilities:
(Increase) in accounts receivable	(51,194)	(46,922)
(Increase) in merchandise inventories	(190,884)	(525,327)
(Increase) in taxes recoverable	(2,904)	(2,268)
(Increase) in prepaid expenses and other current assets	(38,398)	(59,869)
Increase in accounts payable	62,180	249,627
(Decrease) increase in accrued expenses and other liabilities	(27,150)	8,297
(Decrease) in income taxes payable	(10,431)	(23,761)
Other	(26,233)	10,155

Net cash provided by operating activities	1,158,619	928,580

Cash flows from investing activities:
Property additions	(508,435)	(404,875)
Purchase of investments	(380,295)	(225,687)
Sales and maturities of investments	323,478	159,729
Acquisition of Trade Secret	(2,324)	—

Net cash (used in) investing activities	(567,576)	(470,833)

Cash flows from financing activities:
Cash payments for repurchase of common stock	(756,162)	(851,081)
Proceeds from issuance of common stock	89,976	47,992
Excess tax benefits from share-based compensation	49,836	33,977
Cash dividends paid	(311,508)	(262,882)

Net cash (used in) financing activities	(927,858)	(1,031,994)

Effect of exchange rate changes on cash	44,990	(8,758)

Net (decrease) in cash and cash equivalents	(291,825)	(583,005)
Cash and cash equivalents at beginning of year	2,095,473	2,493,775

Cash and cash equivalents at end of period	$1,803,648	$1,910,770

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional	Accumulated Other	Retained Earnings	Total
	Shares	Par Value $1	Paid-In Capital	Comprehensive Income (Loss)
Balance, January 30, 2016	663,496	$663,496	$—	$(667,472)	$4,311,051	$4,307,075
Net income	—	—	—	—	1,070,520	1,070,520
Other comprehensive income (loss), net of tax	—	—	—	7,791	—	7,791
Cash dividends declared on common stock	—	—	—	—	(342,601)	(342,601)
Recognition of share-based compensation	—	—	49,886	—	—	49,886
Issuance of common stock under Stock Incentive Plan and related tax effect	3,079	3,079	111,768	—	—	114,847
Common stock repurchased and retired	(9,930)	(9,930)	(161,654)	—	(584,578)	(756,162)

Balance, July 30, 2016	656,645	$656,645	$—	$(659,681)	$4,454,392	$4,451,356

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

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock options awarded and uses the market price on the grant date for performance-based restricted stock awards. Total share-based compensation expense was $24.9 million for the quarter ended July 30, 2016 and $22.6 million for the quarter ended August 1, 2015. Total share-based compensation expense was $49.9 million for the six months ended July 30, 2016 and $43.8 million for the six months ended August 1, 2015. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 1.0 million shares of common stock exercised during the quarter ended July 30, 2016 and options to purchase 3.3 million shares of common stock exercised during the six months ended July 30, 2016. There were options outstanding to purchase 25.3 million shares of common stock as of July 30, 2016. As of July 30, 2016, there was $123.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under TJX’s stock incentive plan.

Cash and Cash Equivalents: TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. As of July 30, 2016, TJX’s cash and cash equivalents held by its foreign subsidiaries were $1,150.2 million, of which $264.3 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

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

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except at Sierra Trading Post (“STP”) and Trade Secret. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as it has not been fully processed for sale (e.g. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time title transfers, which is typically at the time when inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $678.3 million at July 30, 2016, $690.3 million at January 30, 2016 and $638.2 million at August 1, 2015. Comparable amounts were reflected in accounts payable at those dates.

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

In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the Financial Accounting Standards Board proposed an update to this rule which deferred its effective date for one year. The proposed update stipulates the new standard would be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For TJX, the standard will be effective in the first quarter of the fiscal year ending January 26, 2019. TJX is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

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

In April 2015, a pronouncement was issued that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For TJX, the standard was effective in the first quarter of fiscal 2017. As a result, we have recast the January 30, 2016 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented other assets by $9.1 million and reduced long-term debt by $9.1 million as of January 30, 2016. In addition, we have also recast the August 1, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented other assets by $9.9 million and reduced long-term debt by $9.9 million as of August 1, 2015.

In November 2015, a pronouncement was issued that requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It simplified then existing guidance, which required entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. TJX adopted this guidance as of January 30, 2016, and applied it retrospectively. The impact on the August 1, 2015 consolidated balance sheet was to reduce previously-presented current DTAs by $128.2 million, decreased long-term DTAs by $2.4 million and reduced long-term DTLs by $130.6 million as of August 1, 2015.

Note B. Acquisition of Trade Secret

On October 24, 2015, TJX purchased Trade Secret, an off-price retailer that operates 35 stores in Australia, for AUD$83.3 million (US$59.4 million).

The following table presents the allocation of the purchase price (after preliminary adjustment for customary post-closing adjustments) to the assets and liabilities acquired based on their estimated fair values as of October 24, 2015 (in thousands):

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

The operating results of Trade Secret have been included in TJX’s consolidated financial statements from the date of acquisition and Trade Secret is now part of the TJX International segment along with our European operations. Pro forma results of operation assuming the acquisition of Trade Secret occurred as of the beginning of fiscal 2015 have not been presented as the inclusion of the results of operations for the acquired business would not have produced a material impact on TJX’s sales, net income or earnings per share as reported.

Note C. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for the related periods:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, January 30, 2016	$(439,192)	$(224,654)	$(3,626)	$(667,472)
Additions to other comprehensive income:
Foreign currency translation adjustments (net of taxes of $31,364)	1,286	—	—	1,286
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,054)	—	6,163	—	6,163
Amortization of loss on cash flow hedge (net of taxes of $225)	—	—	342	342

Balance, July 30, 2016	$(437,906)	$(218,491)	$(3,284)	$(659,681)

Note D. Capital Stock and Earnings per Share

Capital Stock: TJX repurchased and retired 5.2 million shares of its common stock at a cost of $400.0 million during the quarter ended July 30, 2016, on a “trade date” basis. During the six months ended July 30, 2016, TJX repurchased and retired 10.2 million shares of its common stock at a cost of $775.0 million, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $756.2 million for the six months ended July 30, 2016 and $851.1 million for the six months ended August 1, 2015.

In February 2015, TJX announced that its Board of Directors had approved a stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through July 30, 2016, TJX repurchased 17.5 million shares of common stock at a cost of $1.3 billion. At July 30, 2016, $715.8 million remained available for purchase under this program.

In February 2016, TJX announced that its Board of Directors had approved another stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time, all of which remained available at July 30, 2016.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
	July 30,	August 1,
In thousands, except per share data	2016	2015
Basic earnings per share
Net income	$562,174	$549,335
Weighted average common shares outstanding for basic EPS	658,117	676,082

Basic earnings per share	$0.85	$0.81

Diluted earnings per share
Net income	$562,174	$549,335

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	658,117	676,082
Assumed exercise/vesting of:
Stock options and awards	8,489	9,240

Weighted average common shares outstanding for diluted EPS	666,606	685,322

Diluted earnings per share	$0.84	$0.80

	Twenty-Six Weeks Ended
	July 30,	August 1,
In thousands, except per share data	2016	2015
Basic earnings per share
Net income	$1,070,520	$1,023,936
Weighted average common shares outstanding for basic EPS	659,825	678,735

Basic earnings per share	$1.62	$1.51

Diluted earnings per share
Net income	$1,070,520	$1,023,936

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	659,825	678,735
Assumed exercise/vesting of:
Stock options and awards	8,929	9,844

Weighted average common shares outstanding for diluted EPS	668,754	688,579

Diluted earnings per share	$1.60	$1.49

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 4.0 million such options excluded for the thirteen weeks and twenty-six weeks ended July 30, 2016. There were no such options excluded for either the thirteen weeks or the twenty-six weeks ended August 1, 2015.

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

Diesel Fuel Contracts: When and to the extent deemed appropriate, TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2016 and fiscal 2017, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2017. In addition, during fiscal 2017, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first half of fiscal 2018. The hedge agreements outstanding at July 30, 2016 relate to approximately 54% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2017 and approximately 48% of TJX’s estimated notional diesel requirements for the first six months of fiscal year 2018. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2017 and the first six months of fiscal 2018. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: When and to the extent deemed appropriate, TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in Europe (United Kingdom, Ireland, Germany, Poland, Austria and The Netherlands), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at July 30, 2016 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2017 and the first quarter of fiscal 2018. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 30, 2016:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at July 30, 2016
Fair value hedges:

Intercompany balances, primarily debt and related interest
	zł	57,073	C$	19,606	0.3435	Prepaid Exp	$448	$—	$448
	zł	45,000		£7,403	0.1645	(Accrued Exp)	—	(1,696)	(1,696)
		€61,000		£47,211	0.7740	(Accrued Exp)	—	(6,079)	(6,079)
	U.S.$	77,957		£55,000	0.7055	(Accrued Exp)	—	(4,969)	(4,969)

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 1.8M – 2.2M gal per month		Float on 1.8M – 2.2M gal per month	N/A	(Accrued Exp)	—	(4,832)	(4,832)

Intercompany billings in Europe, primarily merchandise related		€75,000		£64,031	0.8537	Prepaid Exp	816	—	816

Merchandise purchase commitments
	C$	518,629	U.S.$	396,300	0.7641	Prepaid Exp / (Accrued Exp)	2,192	(4,070)	(1,878)
	C$	25,108		€17,250	0.6870	Prepaid Exp / (Accrued Exp)	57	(42)	15
		£223,671	U.S.$	317,750	1.4206	Prepaid Exp / (Accrued Exp)	21,716	(252)	21,464
	U.S.$	1,556		£1,079	0.6934	(Accrued Exp)	—	(127)	(127)
	zł	278,776		£50,509	0.1812	(Accrued Exp)	—	(4,474)	(4,474)
	U.S.$	55,093		€48,792	0.8856	Prepaid Exp / (Accrued Exp)	154	(577)	(423)

Total fair value of financial instruments							$25,383	$(27,118)	$(1,735)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 1, 2015:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 1, 2015
Fair value hedges:

Intercompany balances, primarily debt and related interest
	zł	87,073	C$	29,560	0.3395	(Accrued Exp)	$—	$(440)	$(440)
	zł	25,000		£4,547	0.1819	Prepaid Exp	496	—	496
		€39,000		£28,873	0.7403	Prepaid Exp	2,075	—	2,075

		€19,850	U.S.$	22,647	1.1409	Prepaid Exp	777	—	777

	U.S.$	83,400		£55,000	0.6595	Prepaid Exp	2,423	—	2,423

Economic hedges for which hedge accounting was not elected:

Diesel contracts		Fixed on 1.2M – 3.0M gal per month		Float on 1.2M – 3.0M gal per month	N/A	(Accrued Exp)	—	(12,414)	(12,414)
Merchandise purchase commitments
	C$	454,974	U.S.$	364,410	0.8009	Prepaid Exp	16,976	—	16,976
	C$	18,935		€13,700	0.7235	Prepaid Exp	592	—	592
		£192,482	U.S.$	297,000	1.5430	Prepaid Exp / (Accrued Exp)	493	(4,087)	(3,594)
	U.S.$	929		£605	0.6512	Prepaid Exp	16	—	16
	zł	230,328		£40,405	0.1754	Prepaid Exp	2,170	—	2,170
	U.S.$	30,473		€27,486	0.9020	Prepaid Exp / (Accrued Exp)	185	(448)	(263)

Total fair value of financial instruments							$26,203	$(17,389)	$8,814

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income by Derivative
	Recognized in Income by	Thirteen Weeks Ended
In thousands	Derivative	July 30, 2016	August 1, 2015
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(14,163)	$5,664
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(3,516)	(11,491)
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(6,968)	—
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	37,709	21,195

Gain / (loss) recognized in income		$13,062	$15,368

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income by Derivative
	Recognized in Income by	Twenty-Six Weeks Ended
In thousands	Derivative	July 30, 2016	August 1, 2015
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(13,286)	$7,708
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(1,229)	(9,291)
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(9,076)	—
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(7,279)	7,543

Gain / (loss) recognized in income		$(30,870)	$5,960

Note F. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	July 30, 2016	January 30, 2016	August 1, 2015
Level 1
Assets:
Executive Savings Plan investments	$184,770	$155,847	$167,669

Level 2
Assets:
Short-term investments	$421,153	$352,313	$327,506
Foreign currency exchange contracts	25,383	28,643	26,203

Liabilities:
Foreign currency exchange contracts	$22,286	$3,455	$4,975
Diesel fuel contracts	4,832	13,952	12,414

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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of July 30, 2016 was $1.7 billion compared to a carrying value of $1.6 billion. The fair value of long-term debt as of January 30, 2016 was $1.7 billion compared to a carrying value of $1.6 billion. The fair value of long-term debt as of August 1, 2015 was $1.7 billion compared to a carrying value of $1.6 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
	July 30,	August 1,
In thousands	2016	2015
Net sales:
In the United States:
Marmaxx	$5,098,998	$4,805,883
HomeGoods	986,663	895,378
TJX Canada	756,781	699,347
TJX International	1,039,611	963,123

	$7,882,053	$7,363,731

Segment profit:
In the United States:
Marmaxx	$742,289	$715,546
HomeGoods	128,047	112,135
TJX Canada	121,979	119,681
TJX International	42,879	50,874

	1,035,194	998,236

General corporate expense	109,350	101,234
Interest expense, net	11,262	10,808

Income before provision for income taxes	$914,582	$886,194

	Twenty-Six Weeks Ended
	July 30,	August 1,
In thousands	2016	2015
Net sales:
In the United States:
Marmaxx	$9,964,373	$9,301,293
HomeGoods	1,997,099	1,775,571
TJX Canada	1,442,358	1,319,559
TJX International	2,020,579	1,832,945

	$15,424,409	$14,229,368

Segment profit:
In the United States:
Marmaxx	$1,451,146	$1,367,849
HomeGoods	266,257	233,434
TJX Canada	179,451	164,853
TJX International	57,226	77,229

	1,954,080	1,843,365

General corporate expense	193,073	169,624
Interest expense, net	21,456	22,432

Income before provision for income taxes	$1,739,551	$1,651,309

Note H. Pension Plans and Other Retirement Benefits

Presented below is financial information relating to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	July 30,	August 1,	July 30,	August 1,
In thousands	2016	2015	2016	2015
Service cost	$11,209	$13,053	$542	$694
Interest cost	14,362	12,949	875	871
Expected return on plan assets	(17,935)	(19,493)	—	—
Recognized actuarial losses	7,210	8,547	864	1,379

Total expense	$14,846	$15,056	$2,281	$2,944

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	July 30,	August 1,	July 30,	August 1,
In thousands	2016	2015	2016	2015
Service cost	$22,418	$26,108	$1,083	$1,387
Interest cost	28,724	25,898	1,750	1,742
Expected return on plan assets	(35,870)	(38,986)	—	—
Recognized actuarial losses	14,419	17,094	1,729	2,758

Total expense	$29,691	30,114	$4,562	5,887

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

On August 8, 2016 TJX amended its qualified pension plan and began notifying eligible terminated vested participants of an opportunity to receive a lump sum payout of their vested pension benefit. TJX is offering the voluntary lump sum payout option in an effort to reduce its future pension obligations and associated administrative costs. Any payments would be made from pension plan assets but TJX may incur a pre-tax non-cash settlement charge that could be in the range of $35 million to $45 million. The final settlement charge could be higher or lower depending on participation rates and other factors.

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

Note I. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of July 30, 2016, January 30, 2016 and August 1, 2015. All amounts are net of unamortized debt discounts.

In thousands	July 30, 2016	January 30, 2016	August 1, 2015
General corporate debt:
6.95% senior unsecured notes, maturing April 15, 2019 (effective interest rate of 6.98% after reduction of unamortized debt discount of $188 at July 30, 2016, $223 at January 30, 2016 and $258 at August 1, 2015)	$374,812	$374,777	$374,742
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $300 at July 30, 2016, $323 at January 30, 2016 and $346 at August 1, 2015)	499,700	499,677	499,654
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $362 at July 30, 2016, $400 at January 30, 2016 and $437 at August 1, 2015)	749,638	749,600	749,563
Debt issuance cost	(8,198)	(9,051)	(9,904)

Long-term debt	$1,615,952	$1,615,003	$1,614,055

At July 30, 2016, TJX had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $375 million aggregate principal amount of 6.95% ten-year notes due April 2019. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes and all of the 6.95% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes and 7.00% for the 6.95% notes.

At July 30, 2016, TJX also had outstanding $750 million aggregate principal amount of 2.75% seven-year notes, due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.

At July 30, 2016, TJX had two $500 million revolving credit facilities, one which matures in March 2020 and one which matures in March 2021. At January 30, 2016 and August 1, 2015, TJX had two $500 million revolving credit facilities, one which was scheduled to mature in May 2016 and one which was scheduled to mature in June 2017. In March 2016, the $500 million revolving credit facility scheduled to mature in May 2016 was replaced with a new five-year $500 million revolving credit facility maturing in March 2021 and the $500 million revolving credit facility scheduled to mature in June 2017 was replaced with a new four-year $500 million revolving credit facility maturing in March 2020. The terms and covenants under the new revolving credit facilities are similar to those in the terminated facilities and require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements had no compensating balance requirements and had various covenants. Each of these facilities required TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, depreciation and amortization, and consolidated rentals (“EBITDAR”) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at July 30, 2016, January 30, 2016 and August 1, 2015. As of July 30, 2016, January 30, 2016 and August 1, 2015, and during the quarters and year then ended, there were no amounts outstanding under any of these facilities.

As of July 30, 2016, January 30, 2016 and August 1, 2015, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of July 30, 2016, January 30, 2016 and August 1, 2015, there were no amounts outstanding on the Canadian credit line for operating expenses. As of July 30, 2016 and January 30, 2016, our European business at TJX International had an uncommitted credit line of £5 million. As of August 1, 2015, our European business at TJX International had an uncommitted credit line of £20 million. As of July 30, 2016, January 30, 2016, and August 1, 2015, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes

The effective income tax rate was 38.5% for the fiscal 2017 second quarter and 38.0% for the fiscal 2016 second quarter. The effective income tax rate for the six months ended July 30, 2016 was 38.5% as compared to 38.0% for last year’s comparable period. The increase in the effective income tax rate was primarily due to the jurisdictional mix of income and the increase in valuation allowance on foreign net operating losses.

TJX had net unrecognized tax benefits of $36.2 million as of July 30, 2016, $34.1 million as of January 30, 2016 and $34.8 million as of August 1, 2015.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, fiscal years through 2007 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $7.5 million as of July 30, 2016, $7.0 million as of January 30, 2016 and $10.9 million as of August 1, 2015.

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

Note K. Contingent Obligations and Contingencies

Contingent Obligations: TJX has contingent obligations on leases, for which it was a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, TJX has assigned numerous leases that we originally leased or guaranteed to a significant number of third parties. With the exception of leases of former businesses for which TJX has reserved, we have rarely had a claim with respect to assigned leases, and accordingly, we do not expect that such leases will have a material adverse impact on our financial condition, results of operations or cash flows. TJX does not generally have sufficient information about these leases to estimate our potential contingent obligations under them, which could be triggered in the event that one or more of the current tenants does not fulfill their obligations related to one or more of these leases. TJX may also be contingently liable on up to nine leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote.

TJX also has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $43 million as of July 30, 2016. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

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

The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 30, 2016

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

Results of Operations

Highlights of our financial performance for the second quarter ended July 30, 2016 include the following:

•	Same store sales increased 4% in the second quarter of fiscal 2017 over an increase of 6% in the second quarter of fiscal 2016. The increase in same store sales was primarily driven by an increase in customer traffic. We also had an increase in units sold, largely offset by a reduction in the average ticket.

•	Net sales increased 7% to $7.9 billion for the fiscal 2017 second quarter and increased 8% to $15.4 billion for the six-month period over last year’s comparable periods. At July 30, 2016, stores in operation increased 6% and selling square footage increased 5% compared to the end of the fiscal 2016 second quarter. Overall, we saw strong growth in sales for home fashions and apparel in the second quarter and the first six months of fiscal 2017.

•	Diluted earnings per share for the second quarter of fiscal 2017 were $0.84, a 5% increase over $0.80 per share in the second quarter of fiscal 2016.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2017 was 11.6%, a 0.4 percentage point decrease from 12.0% for the same period last year.

•	Our cost of sales ratio for the second quarter of fiscal 2017 was 70.6%, a 0.3 percentage point decrease compared to the second quarter last year. This improvement was driven by improved merchandise margins and foreign currency gains related to our inventory hedges.

•	Our selling, general and administrative expense ratio for the second quarter of fiscal 2017 was 17.7%, up 0.8 percentage points compared to the prior year’s second quarter ratio. The increase in this ratio was primarily due to higher employee payroll costs as a result of wage increases along with investments to support our growth.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, decreased 2% on a reported basis and were flat on a constant currency basis at the end of the second quarter of fiscal 2017 as compared to the prior year.

•	During the second quarter of fiscal 2017, we repurchased 5.2 million shares of our common stock at a cost of $400 million under our buyback program.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the second quarter ended July 30, 2016 totaled $7.9 billion, a 7% increase over consolidated net sales of $7.4 billion for the second quarter ended August 1, 2015. The increase reflected a 4% increase in same store sales and a 5% increase from new store sales, offset by a 2% negative impact from foreign currency exchange rates. This increase compares to sales growth of 6% in last year’s second quarter, which reflected a 6% increase from same store sales, a 4% increase in new store sales, and a 4% negative impact from foreign currency exchange rates.

Consolidated net sales for the six months ended July 30, 2016 totaled $15.4 billion, an 8% increase over $14.2 billion in last year’s comparable period. The increase reflected a 6% increase in same store sales and a 4% increase from new store sales, offset by a 2% negative impact from foreign currency exchange rates. This compares to sales growth of 6% in the six-month period of fiscal 2016, which reflected a 5% increase in same store sales, a 4% increase from new store sales, and a 3% negative impact from foreign currency exchange rates.

As of July 30, 2016, our consolidated store count increased 6% and selling square footage increased 5% compared to the end of the second quarter last year.

The consolidated same store sales increase for the second quarter and six months ended July 30, 2016 was driven by an increase in customer traffic. We also had a strong increase in units sold which was largely offset by a decrease in the average ticket. On a consolidated basis, home fashions outperformed apparel categories and both categories posted strong same store sales growth. In the U.S., virtually all regions posted strong same store sales increases. The Southeast posted the strongest same store sales gains for the second quarter and six months ended July 30, 2016. In Canada, same store sales were well above the consolidated average for the second quarter and six months ended July 30, 2016.

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

The following table sets forth certain information about our consolidated operating results from continued operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended July 30, 2016	Percentage of Net Sales Thirteen Weeks Ended August 1, 2015
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	70.6	70.9
Selling, general and administrative expenses	17.7	16.9
Interest expense, net	0.1	0.1

Income before provision for income taxes*	11.6%	12.0%

*	Figures may not foot due to rounding

	Percentage of Net Sales Twenty-Six Weeks Ended July 30, 2016	Percentage of Net Sales Twenty-Six Weeks Ended August 1, 2015
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	70.9	71.3
Selling, general and administrative expenses	17.7	17.0
Interest expense, net	0.1	0.2

Income before provision for income taxes*	11.3%	11.6%

*	Figures may not foot due to rounding

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales improved by 0.3 percentage points to 70.6% for the second quarter of fiscal 2017 and improved by 0.4 percentage points to 70.9% for the six months ended July 30, 2016 compared to the same periods last year. The improvement for the second quarter was driven by an increase in consolidated merchandise margin of 0.3 percentage points and the favorable impact of the mark-to-market of our inventory derivatives of 0.2 percentage points. This ratio also reflects a favorable impact of buying and occupancy expense leverage. These improvements were partially offset by an increase in distribution center costs as a percentage of net sales due to the impact of processing more units as well as additional investments in the supply chain network. The improvement for the six-month period was driven by buying and expense leverage on the strong same store sales growth of approximately 0.4 percentage points, as well as an improvement in consolidated merchandise margin partially offset by an increase in the distribution costs as a percentage of net sales for the same reasons described above. The improvement in consolidated merchandise margin for both the second quarter and six-month period was due to merchandise margin improvement at Marmaxx and HomeGoods.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 17.7% in the second quarter of fiscal 2017, up 0.8 percentage points over last year’s ratio and increased by 0.7 percentage points to 17.7% for the six months ended July 30, 2016 as compared to the same period last year. The increase for both the second quarter and six month period was due to a combination of higher employee payroll costs resulting from our wage increases, investments to support our growth, and incremental credit card chargeback costs.

Interest expense, net: Interest expense, net increased $0.5 million for the second quarter ended July 30, 2016 and decreased $1.0 million for the fiscal 2017 year-to-date period as compared to last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	August 1,	July 30,	August 1,
Dollars in thousands	2016	2015	2016	2015
Interest expense	$16,947	$17,228	$33,945	$34,127
Capitalized interest	(2,391)	(2,963)	(4,403)	(4,894)
Interest (income)	(3,294)	(3,457)	(8,086)	(6,801)

Interest expense, net	$11,262	$10,808	$21,456	$22,432

Income taxes: The effective income tax rate was 38.5% for the second quarter and six months ended July 30, 2016 compared to 38.0% for comparable periods last year. The increase in the effective income tax rate was primarily due to the jurisdictional mix of income and the increase in valuation allowance on foreign net operating losses.

Net income and net income per share: Net income for the second quarter of fiscal 2017 was $562.2 million, or $0.84 per diluted share, versus $549.3 million, or $0.80 per diluted share, in last year’s second quarter. Foreign currency had a $0.03 positive impact on earnings per share in the second quarter of fiscal 2017 compared to a positive impact of $0.02 on earnings per share in the second quarter of fiscal 2016. Net income for the six months ended July 30, 2016 was $1.1 billion, or $1.60 per diluted share, compared to $1.0 billion, or $1.49 per diluted share, in last year’s comparable period. Foreign currency had a $0.02 negative impact on earnings per share in the first six months of fiscal 2017 compared to a $0.01 negative impact on earnings per share in the prior year.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately three percent in both the second quarter and first six months of fiscal 2017. During the second quarter of fiscal 2017, we repurchased 5.2 million shares of our common stock at a cost of $400.0 million. For the first six months of fiscal 2017, we repurchased 10.2 million shares of our common stock at a cost of $775.0 million.

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

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	August 1,	July 30,	August 1,
Dollars in millions	2016	2015	2016	2015
Net sales	$5,099.0	$4,805.9	$9,964.4	$9,301.3
Segment profit	$742.3	$715.5	$1,451.1	$1,367.8
Segment profit as a percentage of net sales	14.6%	14.9%	14.6%	14.7%
Increase in same store sales	4%	4%	5%	4%
Stores in operation at end of period
T.J. Maxx			1,165	1,130
Marshalls			1,013	990
Sierra Trading Post			9	6

Total			2,187	2,126

Selling square footage at end of period (in thousands)
T.J. Maxx			26,289	25,651
Marshalls			24,390	23,994
Sierra Trading Post			176	122

Total			50,855	49,767

Net sales for Marmaxx increased 6% for the second quarter and 7% for the first six months of fiscal 2017 as compared to the same periods last year. Same store sales increased 4% for the second quarter and 5% for the six month period. New store sales drove the remaining 2% increase for both the second quarter and six month period. Same store sales growth at Marmaxx for the second quarter and six months ended July 30, 2016 was mainly driven by an increase in customer traffic. Marmaxx sales for both periods also reflected an increase in units sold which was largely offset by a decrease in the average ticket. Geographically, same store sales growth in both the quarter and the six month period was widespread as most regions were near the divisional average, with the Southeast particularly strong. Home fashions outperformed apparel in both periods with both categories posting strong same store sales growth.

Segment profit margin decreased to 14.6% for the second quarter of fiscal 2017 compared to 14.9% for the same period last year, and for the six months ended July 30, 2016 segment profit margin decreased to 14.6% compared to 14.7% in the same period last year. Marmaxx results reflected an increase in merchandise margins of 0.5 percentage points for the second quarter and 0.4 percentage points for the six-month period. Segment profit margin also benefitted from buying and occupancy expense leverage on strong same store sales growth. These gains were more than offset by numerous factors, including higher store payroll due to wage increases and handling an increase in units, higher distribution costs primarily due to processing the increased units as well as incremental credit card chargeback costs. Our e-commerce businesses, which represent less than 2% of Marmaxx’s net sales, did not have a significant impact on year-over-year segment margin comparisons for the second quarter or first six months of fiscal 2017.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	August 1,	July 30,	August 1,
Dollars in millions	2016	2015	2016	2015
Net sales	$986.7	$895.4	$1,997.1	$1,775.6
Segment profit	$128.0	$112.1	$266.3	$233.4
Segment profit as a percentage of net sales	13.0%	12.5%	13.3%	13.1%
Increase in same store sales	5%	9%	7%	9%
Stores in operation at end of period			538	503
Selling square footage at end of period (in thousands)			10,417	9,828

HomeGoods net sales increased 10% in the second quarter and 12% in the first six months of fiscal 2017 compared to the same periods last year. The sales increase for the second quarter reflects a 5% increase in same store sales and a 5% increase from new store sales. The sales increase for the six-month period reflects a 7% increase in same store sales and a 5% increase from new store sales. The increases in same store sales for both the second quarter and six-month period were largely driven by an increase in customer traffic along with an increase in units sold.

Segment profit margin increased to 13.0% for the second quarter of fiscal 2017 compared to 12.5% for the same period last year. Segment profit margin increased to 13.3% for the six months ended July 30, 2016 compared to 13.1% for the six months ended August 1, 2015. Segment margin for the fiscal 2017 second quarter and six month period was favorably impacted by an increase in merchandise margin as well as occupancy expense leverage on strong same store sales growth. These gains were partially offset by higher store payroll costs due to wage increases, an increase in distribution center costs as HomeGoods invests in its supply chain as well as an increase in credit card chargeback costs.

International Segments:

TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	August 1,	July 30,	August 1,
U.S. Dollars in millions	2016	2015	2016	2015
Net sales	$756.8	$699.3	$1,442.4	$1,319.6
Segment profit	$122.0	$119.7	$179.5	$164.9
Segment profit as a percentage of net sales	16.1%	17.1%	12.4%	12.5%
Increase in same store sales	9%	12%	11%	11%

Stores in operation at end of period
Winners			250	240
HomeSense			104	97
Marshalls			45	39

Total			399	376

Selling square footage at end of period (in thousands)
Winners			5,538	5,399
HomeSense			1,953	1,844
Marshalls			1,054	936

Total			8,545	8,179

Net sales for TJX Canada increased 8% during the second quarter and increased 9% over the six months ended July 30, 2016 compared to the same periods last year. The quarterly increase reflects a 9% increase in same store sales growth on a constant currency basis and 3% from new store sales, which was offset by currency translation which negatively impacted sales growth by 4%. The six-month increase in net sales included same store sales growth of 11% on a constant currency basis and 4% from new store sales, which was offset by a negative 6% impact due to currency translation. The increase in same store sales for both periods was driven primarily by an increase in customer traffic as well as in increase in the value of the average transaction.

Segment profit margin decreased to 16.1% for the second quarter and 12.4% for the six months ended July 30, 2016 compared to 17.1% and 12.5% for the comparable periods last year, respectively. Segment margin for the quarter reflects a 1.2 percentage point decrease due to a decline in merchandise margin, partially offset by the favorable impact of the mark-to-market adjustment for inventory derivatives. Second quarter segment margin also reflects an increase in distribution center costs as a percentage of sales due to the impact of cost associated with opening a new distribution center. These declines were partially offset by buying and occupancy expense leverage due to strong same store sales growth. The decrease in segment margin for the six month period is primarily driven by a decrease in merchandise margin largely offset by buying and occupancy expense leverage on strong same store sales growth. The decrease in merchandise margin for both periods was driven by transactional foreign exchange as the change in currency exchange rates increased TJX Canada’s cost of merchandise purchased in U.S. dollars as compared to the same periods last year.

TJX International

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	August 1,	July 30,	August 1,
U.S. Dollars in millions	2016	2015	2016	2015
Net sales	$1,039.6	$963.1	$2,020.6	$1,832.9
Segment profit	$42.9	$50.9	$57.2	$77.2
Segment profit as a percentage of net sales	4.1%	5.3%	2.8%	4.2%
Increase in same store sales	2%	5%	3%	4%
Stores in operation at end of period
T.K. Maxx			473	423
HomeSense			43	33
Trade Secret			35	—

Total			551	456

Selling square footage at end of period (in thousands)
T.K. Maxx			10,298	9,370
HomeSense			698	545
Trade Secret			667	—

Total			11,663	9,915

Net sales for TJX International increased 8% for the second quarter and 10% for the six months ended July 30, 2016 compared to the same periods last year. The growth in sales for the quarter included an increase of 14% from new stores, including Trade Secret in Australia, and 2% from same store sales, offset by foreign currency translation which negatively impacted second quarter sales growth by 8%. The increase in sales for the six-month period reflected an increase of 14% from new stores, including Trade Secret in Australia, and 3% from same store sales, which was offset by foreign currency translation which negatively impacted year-to-date sales growth by 7%. The increase in same store sales for both periods was driven by an increase in customer traffic. We believe the outcome of the Brexit vote in the U.K. may have negatively impacted customer traffic and comparable store sales at our U.K. stores during the second quarter for a period following the vote.

Segment profit margin for the second quarter of fiscal 2017 decreased 1.2 percentage points to 4.1%. For the six months ended July 30, 2016, segment profit margin decreased 1.4 percentage points to 2.8%. Foreign currency favorably impacted year-over-year comparisons by 1.4 percentage points for the second quarter and 0.2 percentage points for the six months ended July 30, 2016. These improvements in segment margin were more than offset by a combination of factors, most notably the integration of Trade Secret into this segment as well as investments to support our growth and expansion in Europe and higher payroll costs.

General corporate expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	August 1,	July 30,	August 1,
Dollars in millions	2016	2015	2016	2015
General corporate expense	$109.4	$101.2	$193.1	$169.6

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses.

The increase in general corporate expense for the second quarter and first six months of fiscal 2017, as compared to the prior year, is primarily due to higher systems and technology costs along with incremental incentive compensation and stock based compensation costs.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $1.159 billion for the six months ended July 30, 2016, an increase of $230 million from the $929 million provided in the six months ended August 1, 2015. Net income, adjusted for the non-cash impact of depreciation and the deferred income tax provision, provided cash of $1.442 billion in the first six months of fiscal 2017, an increase of approximately $135 million compared to the same period last year. The change in merchandise inventory, net of the related change in accounts payable, which resulted in a use of cash of $129 million in the first six months of fiscal 2017 compared to a use of cash of $276 million in the first six months of fiscal 2016 favorably impacted year over year cash flows by $147 million. This favorable impact in cash flows for the first six months of fiscal 2017 is attributable in part to additional cash outflows during last year’s second quarter as inventory levels were increased to meet demand. In addition this year’s operating cash flows as compared to last year were unfavorably impacted by the timing of the Company’s funding of medical claims. The reserve for medical claims at the beginning of last year was prefunded as of January 2015 while the reserve requirement at the beginning of this fiscal year was funded during the first six months of fiscal 2017. In addition last year’s cash flows included the return of rent deposits previously required for some store leases in Europe.

Investing activities in the first six months of fiscal 2017 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network (including buying and merchandising systems and information systems). Cash outflows for property additions amounted to $508 million in the six months ended July 30, 2016 compared to $405 million in the comparable period last year. We anticipate that capital spending for fiscal 2017 will be approximately $1.1 billion. We also purchased $380 million of investments in the first six months of fiscal 2017 versus $226 million in the comparable prior year period. $323 million of investments were sold or matured in the first half of fiscal 2017 versus $160 million in the prior year. This activity primarily related to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.

Cash flows from financing activities resulted in a net cash outflow of $928 million in the first six months of fiscal 2017 compared to a net cash outflow of $1.0 billion in the same period last year. Financing activities include the cash flows relating to our repurchases of our common stock, the exercise of options under our stock incentive plan and the payment of dividends to holders of our common stock. We spent $756 million to repurchase 9.9 million shares of our stock in the first six months of fiscal 2017 compared to $851 million to repurchase 12.7 million shares in the same period last year. See Note D to our unaudited consolidated financial statements for more information. In February 2016, we announced an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX stock from time to time. We currently plan to repurchase approximately $1.5 billion to $2.0 billion of stock under our stock repurchase programs in fiscal 2017. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $140 million of proceeds, including excess tax benefits, related to the exercise of stock options in the first six months of fiscal 2017 versus $82 million in proceeds in the same period last year. Dividends paid on common stock in the first six months of fiscal 2017 were $312 million versus $263 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of July 30, 2016, approximately 64% of our cash was held by our foreign subsidiaries with $264 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong, and Australia. If we repatriate cash from these subsidiaries, we should not incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I to the unaudited consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2016 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended July 30, 2016 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 30, 2016, as filed with the Securities Exchange Commission on March 29, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2017 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
May 1, 2016 through May 28, 2016	1,257,485	$75.55	1,257,485	$3,020,760,285

May 29, 2016 through July 2, 2016	2,250,946	$75.97	2,250,946	$2,849,760,335

July 3, 2016 through July 30, 2016	1,694,408	$79.08	1,694,408	$2,715,760,383

Total:	5,202,839		5,202,839

(1)	Consists of shares repurchased under publicly announced stock repurchase programs.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	In February 2015, TJX announced a $2.0 billion stock repurchase program, under which $716 million remained available as of July 30, 2016. Additionally, in February 2016, TJX announced its 17th stock repurchase program authorizing an additional $2.0 billion in repurchases from time to time.

Item 6.	Exhibits.

10.1	The First Amendment to the Stock Incentive Plan (2013 Restatement) effective as of June 7, 2016.*

10.2	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of June 7, 2016.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 26, 2016

/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	The First Amendment to the Stock Incentive Plan (2013 Restatement) effective as of June 7, 2016.*

10.2	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of June 7, 2016.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.