Form 10-Q
period 2016-10-29
TJX COMPANIES INC /DE/
filed 2016-11-30
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2016

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

The number of shares of registrant’s common stock outstanding as of October 29, 2016: 651,900,739

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	October 29, 2016	October 31, 2015
Net sales	$8,291,688	$7,753,495

Cost of sales, including buying and occupancy costs	5,843,873	5,506,899
Selling, general and administrative expenses	1,462,574	1,292,401
Loss on early extinguishment of debt	51,773	—
Pension settlement charge	31,173	—
Interest expense, net	12,462	13,005

Income before provision for income taxes	889,833	941,190
Provision for income taxes	340,047	353,934

Net income	$549,786	$587,256

Basic earnings per share:
Net income	$0.84	$0.88
Weighted average common shares – basic	653,559	671,154
Diluted earnings per share:
Net income	$0.83	$0.86
Weighted average common shares – diluted	661,721	680,844
Cash dividends declared per share	$0.26	$0.21

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Net sales	$23,716,097	$21,982,863

Cost of sales, including buying and occupancy costs	16,778,977	15,646,331
Selling, general and administrative expenses	4,190,872	3,708,596
Loss on early extinguishment of debt	51,773	—
Pension settlement charge	31,173	—
Interest expense, net	33,918	35,437

Income before provision for income taxes	2,629,384	2,592,499
Provision for income taxes	1,009,078	981,307

Net income	$1,620,306	$1,611,192

Basic earnings per share:
Net income	$2.46	$2.38
Weighted average common shares – basic	657,746	676,220
Diluted earnings per share:
Net income	$2.43	$2.35
Weighted average common shares – diluted	666,632	686,072
Cash dividends declared per share	$0.78	$0.63

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	October 29, 2016	October 31, 2015
Net income	$549,786	$587,256

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefit of $14,123 in fiscal 2017 and provision of $727 in fiscal 2016	(94,590)	(12,859)
Recognition of net gains/losses on benefit obligations, net of related tax benefit of $47,051 in fiscal year 2017	(71,525)	—
Reclassifications from other comprehensive income to net income:
Pension settlement charge, net of related tax provision of $12,369 in fiscal 2017	18,804	—
Amortization of prior service cost and deferred gains/losses, net of related tax provision of $3,462 in fiscal 2017 and provision of $2,935 in fiscal 2016	5,263	4,460
Amortization of loss on cash flow hedge, net of related tax provisions of $112 in fiscal 2017 and $112 in fiscal 2016	171	171

Other comprehensive income (loss), net of tax	(141,877)	(8,228)

Total comprehensive income	$407,909	$579,028

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Net income	$1,620,306	$1,611,192

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax provision of $17,241 in fiscal 2017 and benefit of $12,306 in fiscal 2016	(93,304)	(6,695)
Recognition of net gains/losses on benefit obligations, net of related tax benefit of $47,051 in fiscal year 2017	(71,525)	—
Reclassifications from other comprehensive income to net income:
Pension settlement charge, net of related tax provision of $12,369 in fiscal 2017	18,804	—
Amortization of prior service cost and deferred gains/losses, net of related tax provision of $7,517 in fiscal 2017 and provision of $10,126 in fiscal 2016	11,427	15,392
Amortization of loss on cash flow hedge, net of related tax provisions of $337 in fiscal 2017 and $337 in fiscal 2016	513	513

Other comprehensive income (loss), net of tax	(134,085)	9,210

Total comprehensive income	$1,486,221	$1,620,402

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	October 29, 2016	January 30, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,375,532	$2,095,473	$1,723,336
Short-term investments	450,804	352,313	399,714
Accounts receivable, net	306,426	238,072	273,856
Merchandise inventories	4,384,171	3,695,113	4,441,989
Prepaid expenses and other current assets	409,986	380,530	372,509
Federal, state, and foreign income taxes recoverable	15,415	11,059	15,878

Total current assets	7,942,334	6,772,560	7,227,282

Net property at cost	4,318,829	4,137,575	4,066,987
Non-current deferred income taxes, net	3,624	13,831	17,317
Other assets	258,223	222,669	205,852
Goodwill and tradename, net of amortization	343,826	343,796	342,058

TOTAL ASSETS	$12,866,836	$11,490,431	$11,859,496

LIABILITIES
Current liabilities:
Accounts payable	$2,686,845	$2,203,050	$2,696,601
Accrued expenses and other current liabilities	2,155,587	2,069,659	1,957,389
Federal, state and foreign income taxes payable	52,082	129,521	76,088

Total current liabilities	4,894,514	4,402,230	4,730,078

Other long-term liabilities	1,098,491	881,021	907,093
Non-current deferred income taxes, net	317,107	285,102	257,335
Long-term debt	2,226,913	1,615,003	1,614,529
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 651,900,739; 663,495,715 and 669,529,129 respectively	651,901	663,496	669,529
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(801,557)	(667,472)	(545,175)
Retained earnings	4,479,467	4,311,051	4,226,107

Total shareholders’ equity	4,329,811	4,307,075	4,350,461

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,866,836	$11,490,431	$11,859,496

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net income	$1,620,306	$1,611,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	492,395	453,706
Loss on property disposals and impairment charges	1,648	2,096
Deferred income tax provision (benefit)	52,629	(39,875)
Share-based compensation	77,380	71,063
Excess tax benefits from share-based compensation	(60,332)	(54,294)
Loss on early extinguishment of debt	51,773	—
Pension settlement charge	31,173	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(72,487)	(60,172)
(Increase) in merchandise inventories	(758,601)	(1,197,845)
(Increase) in taxes recoverable	(4,356)	(3,403)
(Increase) in prepaid expenses and other current assets	(38,174)	(41,293)
Increase in accounts payable	524,981	677,227
Increase in accrued expenses and other liabilities	232,910	201,630
(Decrease) increase in income taxes payable	(19,000)	5,022
Other	(44,951)	31,510

Net cash provided by operating activities	2,087,294	1,656,564

Cash flows from investing activities:
Property additions	(767,197)	(650,667)
Purchase of investments	(533,807)	(642,685)
Sales and maturities of investments	432,046	501,618
Acquisition of Trade Secret	(2,324)	(57,104)

Net cash (used in) investing activities	(871,282)	(848,838)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	992,540	—
Cash payments for extinguishment of debt	(425,584)	—
Cash payments for repurchase of common stock	(1,175,000)	(1,296,104)
Cash payments for debt issuance expenses	(9,921)	—
Cash payment for rate lock agreement	(3,150)	—
Proceeds from issuance of common stock	110,902	81,377
Excess tax benefits from share-based compensation	60,332	54,294
Cash dividends paid	(481,859)	(404,094)

Net cash (used in) financing activities	(931,740)	(1,564,527)

Effect of exchange rate changes on cash	(4,213)	(13,638)

Net increase (decrease) in cash and cash equivalents	280,059	(770,439)
Cash and cash equivalents at beginning of year	2,095,473	2,493,775

Cash and cash equivalents at end of period	$2,375,532	$1,723,336

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value $1			Retained Earnings	Total
Balance, January 30, 2016	663,496	$663,496	$—	$(667,472)	$4,311,051	$4,307,075
Net income	—	—	—	—	1,620,306	1,620,306
Other comprehensive income (loss), net of tax	—	—	—	(134,085)	—	(134,085)
Cash dividends declared on common stock	—	—	—	—	(512,131)	(512,131)
Recognition of share-based compensation	—	—	77,380	—	—	77,380
Issuance of common stock under Stock Incentive Plan and related tax effect	3,795	3,795	142,471	—	—	146,266
Common stock repurchased and retired	(15,390)	(15,390)	(219,851)	—	(939,759)	(1,175,000)

Balance, October 29, 2016	651,901	$651,901	$—	$(801,557)	$4,479,467	$4,329,811

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

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock options awarded and uses the market price on the grant date for performance-based restricted stock awards. Total share-based compensation expense was $27.5 million for the quarter ended October 29, 2016 and $27.3 million for the quarter ended October 31, 2015. Total share-based compensation expense was $77.4 million for the nine months ended October 29, 2016 and $71.1 million for the nine months ended October 31, 2015. These amounts include stock option expense as well as restricted and deferred stock amortization. There were options to purchase 0.7 million shares of common stock exercised during the quarter ended October 29, 2016 and options to purchase 4.0 million shares of common stock exercised during the nine months ended October 29, 2016. There were options outstanding to purchase 28.7 million shares of common stock as of October 29, 2016. As of October 29, 2016, there was $100.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under TJX’s stock incentive plan.

Cash and Cash Equivalents: TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. As of October 29, 2016, TJX’s cash and cash equivalents held by its foreign subsidiaries were $1,138.2 million, of which $253.3 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

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

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except at Sierra Trading Post (“STP”) and Trade Secret. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as it has not been fully processed for sale (e.g. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time title transfers, which is typically at the time when inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $785.0 million at October 29, 2016, $690.3 million at January 30, 2016 and $816.6 million at October 31, 2015. Comparable amounts were reflected in accounts payable at those dates.

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

In August 2016, a pronouncement was issued that addresses diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. The new guidance provides clarity around the cash flow classification for eight specific issues in an effort to reduce the current and potential future diversity in practice. The standard, which is to be applied retrospectively, will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted. TJX is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In October 2016, a pronouncement was issued that aims to reduce the diversity in practice and complexity associated with accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new pronouncement stipulates that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted in the first interim period only. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. TJX is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In May 2014, a pronouncement was issued that creates common revenue recognition guidance for GAAP. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the Financial Accounting Standards Board proposed an update to this rule which deferred its effective date for one year. The proposed update stipulates the new standard would be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For TJX, the standard will be effective in the first quarter of the fiscal year ending January 26, 2019. TJX is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In February 2016, a pronouncement was issued that aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. TJX is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In April 2015, a pronouncement was issued that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For TJX, the standard was effective in the first quarter of fiscal 2017. As a result, we have recast the January 30, 2016 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented other assets by $9.1 million and reduced long-term debt by $9.1 million as of January 30, 2016. In addition, we have also recast the October 31, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented other assets by $9.5 million and reduced long-term debt by $9.5 million as of October 31, 2015.

In November 2015, a pronouncement was issued that requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It simplified then existing guidance, which required entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. TJX adopted this guidance as of January 30, 2016, and applied it retrospectively. The impact on the October 31, 2015 consolidated balance sheet was to reduce previously-presented current DTAs by $120.9 million, decreased long-term DTAs by $2.6 million and reduced long-term DTLs by $123.5 million as of October 31, 2015.

Note B. Acquisition of Trade Secret

On October 24, 2015, TJX purchased Trade Secret, an off-price retailer that operates 35 stores in Australia, for AUD$83.3 million (US$59.4 million).

The following table presents the final allocation of the purchase price to the assets and liabilities acquired based on their estimated fair values as of October 24, 2015 (in thousands):

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

Note C. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for the related periods:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, January 30, 2016	$(439,192)	$(224,654)	$(3,626)	$(667,472)
Additions to other comprehensive income:
Foreign currency translation adjustments (net of taxes of $17,241)	(93,304)	—	—	(93,304)
Recognition of net gains/losses on benefit obligations,(net of taxes of $47,051)	—	(71,525)	—	(71,525)
Pension settlement charge (net of taxes of $12,369)	—	18,804	—	18,804
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses (net of taxes of $7,517)	—	11,427	—	11,427
Amortization of loss on cash flow hedge (net of taxes of $337)	—	—	513	513

Balance, October 29, 2016	$(532,496)	$(265,948)	$(3,113)	$(801,557)

Note D. Capital Stock and Earnings per Share

Capital Stock: TJX repurchased and retired 5.2 million shares of its common stock at a cost of $400.0 million during the quarter ended October 29, 2016, on a “trade date” basis. During the nine months ended October 29, 2016, TJX repurchased and retired 15.4 million shares of its common stock at a cost of $1.2 billion, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.2 billion for the nine months ended October 29, 2016 and $1.3 billion for the nine months ended October 31, 2015.

In February 2015, TJX announced that its Board of Directors had approved a stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through October 29, 2016, TJX repurchased 22.7 million shares of common stock at a cost of $1.7 billion. At October 29, 2016, $315.8 million remained available for purchase under this program.

In February 2016, TJX announced that its Board of Directors had approved another stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time, all of which remained available at October 29, 2016.

All shares repurchased under the stock repurchase programs have been retired.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	October 29, 2016	October 31, 2015
Basic earnings per share
Net income	$549,786	$587,256
Weighted average common shares outstanding for basic EPS	653,559	671,154
Basic earnings per share	$0.84	$0.88
Diluted earnings per share
Net income	$549,786	$587,256
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	653,559	671,154
Assumed exercise/vesting of:
Stock options and awards	8,162	9,690

Weighted average common shares outstanding for diluted EPS	661,721	680,844

Diluted earnings per share	$0.83	$0.86

	Thirty-Nine Weeks Ended
In thousands, except per share data	October 29, 2016	October 31, 2015
Basic earnings per share
Net income	$1,620,306	$1,611,192
Weighted average common shares outstanding for basic EPS	657,746	676,220
Basic earnings per share	$2.46	$2.38
Diluted earnings per share
Net income	$1,620,306	$1,611,192
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	657,746	676,220
Assumed exercise/vesting of:
Stock options and awards	8,886	9,852

Weighted average common shares outstanding for diluted EPS	666,632	686,072

Diluted earnings per share	$2.43	$2.35

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 4.3 million such options excluded for the thirteen weeks and thirty-nine weeks ended October 29, 2016. There were 4.2 million options excluded for the thirteen weeks and thirty-nine weeks ended October 31, 2015.

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

Diesel Fuel Contracts: When and to the extent deemed appropriate, TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2016 and fiscal 2017, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2017. In addition, during fiscal 2017, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first nine months of fiscal 2018. The hedge agreements outstanding at October 29, 2016 relate to approximately 51% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2017 and approximately 50% of TJX’s estimated notional diesel requirements for the first nine months of fiscal year 2018. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2017 and the first ten months of fiscal 2018. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: When and to the extent deemed appropriate, TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in Europe (United Kingdom, Ireland, Germany, Poland, Austria and The Netherlands), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at October 29, 2016 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2017 and the first two quarters of the fiscal year ending February 3, 2018, (“fiscal 2018”). Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 29, 2016:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location		Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 29, 2016
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	57,073	C$	19,606	0.3435	Prepaid Exp		$199	$—	$199
	zł	45,000		£7,403	0.1645	(Accrued Exp	)	—	(2,357)	(2,357)
		€61,000		£47,211	0.7740	(Accrued Exp	)	—	(9,681)	(9,681)
	U.S.$	77,957		£55,000	0.7055	(Accrued Exp	)	—	(10,999)	(10,999)
		£25,000	C$	41,123	1.6449	Prepaid Exp		45	—	45
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 2.1M – 2.3M gal per month		Float on 2.1M – 2.3M gal per month	N/A	Prepaid Exp		1,485	—	1,485
Intercompany billings in Europe, primarily merchandise related		€88,000		£79,577	0.9043	Prepaid Exp		186	—	186
Merchandise purchase commitments
	C$	461,631	U.S.$	355,350	0.7698	Prepaid Exp		10,434	—	10,434
	C$	21,643		€14,900	0.6885	Prepaid Exp		217	—	217
		£191,518	U.S.$	252,600	1.3189	Prepaid Exp / (Accrued Exp	)	18,824	(626)	18,198
	U.S.$	675		£468	0.6934	(Accrued Exp	)	—	(106)	(106)
	zł	258,005		£50,292	0.1949	Prepaid Exp / (Accrued Exp	)	1	(3,875)	(3,874)
	U.S.$	49,288		€43,819	0.8891	Prepaid Exp / (Accrued Exp	)	19	(1,122)	(1,103)

Total fair value of financial instruments								$31,410	$(28,766)	$2,644

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 31, 2015:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location		Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 31, 2015
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	87,073	C$	29,560	0.3395	Prepaid Exp / (Accrued Exp	)	$270	$(198)	$72
	zł	35,000		£6,279	0.1794	Prepaid Exp		635	—	635
		€45,000		£33,294	0.7399	Prepaid Exp		1,726	—	1,726
		€19,850	U.S.$	22,647	1.1409	Prepaid Exp		762	—	762
	U.S.$	83,400		£55,000	0.6595	Prepaid Exp		1,424	—	1,424
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 975K – 3.0M gal per month		Float on 975K – 3.0M gal per month	N/A	(Accrued Exp	)	—	(10,437)	(10,437)
Merchandise purchase commitments
	C$	530,307	U.S.$	410,904	0.7748	Prepaid Exp / (Accrued Exp	)	6,470	(906)	5,564
	C$	18,574		€12,700	0.6838	Prepaid Exp / (Accrued Exp	)	2	(224)	(222)
		£160,365	U.S.$	247,900	1.5458	Prepaid Exp / (Accrued Exp	)	1,218	(689)	529
	zł	213,967		£36,670	0.1714	Prepaid Exp		1,275	—	1,275
	U.S.$	29,338		€26,318	0.8971	Prepaid Exp / (Accrued Exp	)	19	(379)	(360)

Total fair value of financial instruments								$13,801	$(12,833)	$968

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	October 29, 2016	October 31, 2015
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(10,549)	$(730)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	4,241	(2,405)
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(5,911)	—
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	23,105	5,311

Gain / (loss) recognized in income		$10,886	$2,176

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirty-Nine Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	October 29, 2016	October 31, 2015
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(23,835)	$6,978
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	3,012	(11,696)
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(14,987)	—
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	15,826	12,854

Gain / (loss) recognized in income		$(19,984)	$8,136

Note F. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	October 29, 2016	January 30, 2016	October 31, 2015
Level 1
Assets:
Executive Savings Plan investments	$185,042	$155,847	$164,970
Level 2
Assets:
Short-term investments	$450,804	$352,313	$399,714
Foreign currency exchange contracts	29,925	28,643	13,801
Diesel fuel contracts	$1,485	—	—
Liabilities:
Foreign currency exchange contracts	$28,766	$3,455	$2,396
Diesel fuel contracts	—	13,952	10,437

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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of October 29, 2016 was $2.2 billion compared to a carrying value of $2.2 billion. The fair value of long-term debt as of January 30, 2016 was $1.7 billion compared to a carrying value of $1.6 billion. The fair value of long-term debt as of October 31, 2015 was $1.7 billion compared to a carrying value of $1.6 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	October 29, 2016	October 31, 2015
Net sales:
In the United States:
Marmaxx	$5,252,815	$4,926,507
HomeGoods	1,078,373	959,844
TJX Canada	855,473	753,630
TJX International	1,105,027	1,113,514

	$8,291,688	$7,753,495

Segment profit:
In the United States:
Marmaxx	$703,092	$678,343
HomeGoods	149,739	134,550
TJX Canada	142,491	113,152
TJX International	87,821	115,290

	1,083,143	1,041,335
General corporate expense	97,902	87,140
Loss on early extinguishment of debt	51,773	—
Pension settlement charge	31,173	—
Interest expense, net	12,462	13,005

Income before provision for income taxes	$889,833	$941,190

	Thirty-Nine Weeks Ended
In thousands	October 29, 2016	October 31, 2015
Net sales:
In the United States:
Marmaxx	$15,217,188	$14,227,800
HomeGoods	3,075,472	2,735,415
TJX Canada	2,297,831	2,073,189
TJX International	3,125,606	2,946,459

	$23,716,097	$21,982,863

Segment profit:
In the United States:
Marmaxx	$2,154,238	$2,046,192
HomeGoods	415,996	367,984
TJX Canada	321,942	278,005
TJX International	145,047	192,519

	3,037,223	2,884,700
General corporate expense	290,975	256,764
Loss on early extinguishment of debt	51,773	—
Pension settlement charge	31,173	—
Interest expense, net	33,918	35,437

Income before provision for income taxes	$2,629,384	$2,592,499

Note H. Pension Plans and Other Retirement Benefits

Presented below is financial information relating to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Service cost	$11,360	$11,453	$293	$(215)
Interest cost	14,023	12,885	793	533
Expected return on plan assets	(17,633)	(19,546)	—	—
Recognized actuarial losses	7,943	8,048	783	211

Expense related to current period	15,693	12,840	1,869	529
Pension settlement charge	31,173	—	—	—

Total expense	$46,866	$12,840	$1,869	$529

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
In thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Service cost	$33,778	$37,561	$1,376	$1,172
Interest cost	42,747	38,783	2,543	2,275
Expected return on plan assets	(53,503)	(58,532)	—	—
Recognized actuarial losses	22,362	25,142	2,512	2,969

Net periodic pension cost	45,384	42,954	6,431	6,416
Pension settlement charge	31,173	—	—	—

Total expense	$76,557	$42,954	$6,431	$6,416

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

During the third quarter, TJX offered eligible, former TJX Associates, who had not yet commenced receiving their pension benefit, an opportunity to receive a lump sum payout of their vested pension benefit. On October 21, 2016 the Company’s pension plan paid $103.2 million from pension plan assets to those who accepted this offer, thereby reducing its pension benefit obligations. The transaction had no cash impact on TJX but did result in a non-cash pre-tax pension settlement charge of $31.2 million, which is reported separately on the consolidated statements of income. As a result of the lump sum payout the Company re-measured the funded status of its pension plan as of September 30, 2016. The assumptions for pension expense presented above includes a discount rate of 4.80% through the measurement date and 3.80% thereafter. The expected rate of return on plan assets is 6.50% through the measurement date and 6.00% thereafter. The discount rate for determining the obligation at the measurement date is 3.80%. Presented below is the funded status of the plan as a result of this measurement and lump sum payment:

In thousands
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,213,000
Service cost	28,337
Interest cost	38,754
Actuarial (gains) losses	231,636
Benefits paid including lump sum payment	(122,029)
Expenses paid	(2,980)

Projected benefit obligation at measurement date	$1,386,718

Change in plan assets:
Fair value of plan assets at beginning of year	$1,119,842
Actual return on plan assets	159,787
Employer contribution	—
Benefits paid including lump sum payment	(122,029)
Expenses paid	(2,980)

Fair value of plan assets at measurement date	$1,154,620

Funded status:
Projected benefit obligation at measurement date	$1,386,718
Fair value of plan assets at measurement date	1,154,620

Funded status – excess obligation at measurement date	$232,098

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$2,438
Accumulated actuarial losses	416,873

Amounts included in accumulated other comprehensive income (loss)	$419,311

TJX also has an unfunded postretirement medical plan which was closed to new benefits in fiscal 2006. The amendment to the plan benefits in fiscal 2006 resulted in a negative plan amendment which was being amortized to income over the estimated average remaining life of the eligible plan participants.

During the first quarter of fiscal 2017, TJX terminated the unfunded postretirement medical plan and made a discretionary lump sum payment to participants. The settlement of the liability and the recognition of the remaining negative plan amendment resulted in a pre-tax benefit of $5.5 million in the first quarter of fiscal 2017. Amortization from other comprehensive income to net income was $864,000 for the quarter ended October 31, 2015 and $2.6 million for the thirty-nine weeks ended October 31, 2015.

Note I. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of October 29, 2016, January 30, 2016 and October 31, 2015. All amounts are net of unamortized debt discounts.

In thousands	October 29, 2016	January 30, 2016	October 31, 2015
General corporate debt:
6.95% senior unsecured notes, redeemed on October 12, 2016 (effective interest rate of 6.98% after reduction of unamortized debt discount of $223 at January 30, 2016 and $240 at October 31, 2015)	$—	$374,777	$374,760
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $289 at October 29, 2016, $323 at January 30, 2016 and $335 at October 31, 2015)	499,711	499,677	499,665
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $344 at October 29, 2016, $400 at January 30, 2016 and $418 at October 31, 2015)	749,656	749,600	749,582
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $7,336 at October 29, 2016)	992,664	—	—
Debt issuance cost	(15,118)	(9,051)	(9,478)

Long-term debt	$2,226,913	$1,615,003	$1,614,529

On September 12, 2016, TJX issued $1.0 billion aggregate principal amount of 2.25% ten-year notes due September 2026 all of which was outstanding at October 29, 2016. TJX entered into a rate-lock agreement to hedge $700 million of the 2.25% notes. The cost of these agreements are being amortized to interest expense over the term of the notes resulting in an effective fixed rate of 2.36%. On October 12, 2016, TJX used a portion of the proceeds for the 2.25% ten-year notes to redeem all outstanding 6.95% ten-year notes and recorded a pre-tax loss on the early extinguishment of debt of $51.8 million, which includes $50.6 million of redemption premium and $1.2 million to write off unamortized debt expenses and discount.

At October 29, 2016, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $750 million aggregate principal amount of 2.75% seven-year notes, due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes. TJX also entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.

At October 29, 2016, TJX had two $500 million revolving credit facilities, one which matures in March 2020 and one which matures in March 2021. At January 30, 2016 and October 31, 2015, TJX had two $500 million revolving credit facilities, one which was scheduled to mature in May 2016 and one which was scheduled to mature in June 2017. In March 2016, the $500 million revolving credit facility scheduled to mature in May 2016 was replaced with a new five-year $500 million revolving credit facility maturing in March 2021 and the $500 million revolving credit facility scheduled to mature in June 2017 was replaced with a new four-year $500 million revolving credit facility maturing in March 2020. The terms and covenants under the new revolving credit facilities are similar to those in the terminated facilities and require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements had no compensating balance requirements and had various covenants. Each of these facilities required TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, depreciation and amortization, and consolidated rentals (“EBITDAR”) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at October 29, 2016, January 30, 2016 and October 31, 2015. As of October 29, 2016, January 30, 2016 and October 31, 2015, and during the quarters and year then ended, there were no amounts outstanding under any of these facilities.

As of October 29, 2016, January 30, 2016 and October 31, 2015, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of October 29, 2016, January 30, 2016 and October 31, 2015, there were no amounts outstanding on the Canadian credit line for operating expenses. As of October 29, 2016, January 30, 2016, and October 31, 2015, our European business at TJX International had an uncommitted credit line of £5 million. As of October 29, 2016, January 30, 2016, and October 31, 2015, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Property at Cost

Presented below are the components of property at cost as of October 29, 2016, January 30, 2016 and October 31, 2015:

In thousands	October 29, 2016	January 30, 2016	October 31, 2015
Land and buildings	$1,118,739	$1,013,247	$917,651
Leasehold costs and improvements	2,936,777	2,943,191	2,950,635
Furniture, fixtures and equipment	5,469,647	5,112,229	5,056,946

Total property at cost	$9,525,163	$9,068,667	$8,925,232
Less accumulated depreciation and amortization	5,206,334	4,931,092	4,858,245

Net property at cost	$4,318,829	$4,137,575	$4,066,987

Depreciation expense was $484.5 million for the nine months ended October 29, 2016 and $453.0 for the nine months ended October 31, 2015. Depreciation expense was $612.8 million for the twelve months ended January 30, 2016.

Note K. Income Taxes

The effective income tax rate was 38.2% for the fiscal 2017 third quarter and 37.6% for the fiscal 2016 third quarter. The effective income tax rate for the nine months ended October 29, 2016 was 38.4% as compared to 37.9% for last year’s comparable period. The increase in the effective income tax rate was primarily due to the jurisdictional mix of income and the increase in valuation allowance on foreign net operating losses. In addition, the fiscal 2016 effective income tax rates benefitted from a reduction in our reserve for uncertain tax positions related to our adoption of the new Tangible Property Regulations during the third quarter of that year.

TJX had net unrecognized tax benefits of $37.4 million as of October 29, 2016, $34.1 million as of January 30, 2016 and $31.4 million as of October 31, 2015.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, fiscal years through 2008 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $7.8 million as of October 29, 2016, $7.0 million as of January 30, 2016 and $6.8 million as of October 31, 2015.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $12 million.

Note L. Contingent Obligations and Contingencies

Contingent Obligations: TJX has contingent obligations on leases, for which it was a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. Over many years, TJX has assigned numerous leases that it had originally leased or guaranteed to a significant number of third parties. With the exception of leases of former businesses for which TJX has reserved, the Company has rarely had a claim with respect to assigned leases, and accordingly, the Company does not expect that such leases will have a material adverse impact on its financial condition, results of operations or cash flows. TJX does not generally have sufficient information about these leases to estimate our potential contingent obligations under them, which could be triggered in the event that one or more of the current tenants does not fulfill their obligations related to one or more of these leases. TJX may also be contingently liable on up to nine leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote.

TJX also has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $43 million as of October 29, 2016. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

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

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 29, 2016

Compared to

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 31, 2015

Overview

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,700 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe, and Trade Secret in Australia). In the U.S., we also operate Sierra Trading Post (STP), an off-price Internet retailer with a small number of stores. The results of STP are reported in our Marmaxx segment.

Results of Operations

Highlights of our financial performance for the third quarter ended October 29, 2016 include the following:

•	Same store sales increased 5% in the third quarter of fiscal 2017 over an increase of 5% in the third quarter of fiscal 2016. The increase in same store sales was primarily driven by an increase in customer traffic. We also had an increase in units sold, largely offset by a reduction in the average ticket.

•	Net sales increased 7% to $8.3 billion for the fiscal 2017 third quarter and increased 8% to $23.7 billion for the nine-month period over last year’s comparable periods. At October 29, 2016, stores in operation increased 5% and selling square footage increased 4% compared to the end of the fiscal 2016 third quarter. Trade Secret, which was acquired on October 24, 2015, is reflected in our store base and selling square footage as of October 31, 2015. Overall, we saw strong growth in sales for home fashions and apparel in the third quarter and the first nine months of fiscal 2017.

•	Diluted earnings per share for the third quarter of fiscal 2017 were $0.83 versus $0.86 per share in the third quarter of fiscal 2016. The fiscal 2017 third quarter impact of an early extinguishment of debt charge and a pension settlement charge, collectively reduced earnings per share by $.08 per share.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2017 was 10.7%. The debt extinguishment charge and pension settlement charge reduced fiscal 2017 third quarter pre-tax margin by 1.0 percentage point.

•	Our cost of sales ratio for the third quarter of fiscal 2017 was 70.5%, a 0.5 percentage point decrease compared to the third quarter last year. This improvement was driven by an improved merchandise margin and foreign currency gains related to our inventory hedges.

•	Our selling, general and administrative expense ratio for the third quarter of fiscal 2017 was 17.6%, up 0.9 percentage points compared to the prior year’s third quarter ratio. The increase in this ratio was primarily due to higher employee payroll costs as a result of wage increases along with investments to support our growth.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, decreased 5% on a reported basis and decreased 2% on a constant currency basis at the end of the third quarter of fiscal 2017 as compared to the prior year.

•	During the third quarter of fiscal 2017, we repurchased 5.2 million shares of our common stock at a cost of $400 million under our buyback program.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the third quarter ended October 29, 2016 totaled $8.3 billion, a 7% increase over consolidated net sales of $7.8 billion for the third quarter ended October 31, 2015. The increase reflected a 5% increase in same store sales and a 4% increase from new store sales, offset by a 2% negative impact from foreign currency exchange rates. This increase compares to sales growth of 5% in last year’s third quarter, which reflected a 5% increase from same store sales, a 3% increase in new store sales, and a 3% negative impact from foreign currency exchange rates.

Consolidated net sales for the nine months ended October 29, 2016 totaled $23.7 billion, an 8% increase over $22.0 billion in last year’s comparable period. The increase reflected a 5% increase in same store sales and a 4% increase from new store sales, offset by a 1% negative impact from foreign currency exchange rates. This compares to sales growth of 6% in the nine-month period of fiscal 2016, which reflected a 5% increase in same store sales, a 4% increase from new store sales, and a 3% negative impact from foreign currency exchange rates.

As of October 29, 2016, our consolidated store count increased 5% and selling square footage increased 4% compared to the end of the third quarter last year. Trade Secret, which was acquired on October 24, 2015, is reflected in our store base and selling square footage as of October 31, 2015.

The consolidated same store sales increase for the third quarter and nine months ended October 29, 2016 was primarily driven by an increase in customer traffic. We also had a strong increase in units sold which was largely offset by a decrease in the average ticket. On a consolidated basis, home fashions outperformed apparel categories and both categories posted strong same store sales growth. In the U.S., virtually all regions posted strong same store sales increases. In Canada, same store sales were well above the consolidated average for both the fiscal 2017 third quarter and nine month periods. Same store sales for our International segment were below the consolidated average for the third quarter and nine months ended October 29, 2016.

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

The following table sets forth certain information about our consolidated operating results as a percentage of net sales for the following periods:

	Percentage of Net Sales Thirteen Weeks Ended October 29, 2016	Percentage of Net Sales Thirteen Weeks Ended October 31, 2015
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	70.5	71.0
Selling, general and administrative expenses	17.6	16.7
Loss on early extinguishment of debt	0.6	—
Pension settlement charge	0.4	—
Interest expense, net	0.2	0.2

Income before provision for income taxes*	10.7%	12.1%

*	Figures may not foot due to rounding

	Percentage of Net Sales Thirty-Nine Weeks Ended October 29, 2016	Percentage of Net Sales Thirty-Nine Weeks Ended October 31, 2015
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	70.7	71.2
Selling, general and administrative expenses	17.7	16.9
Loss on early extinguishment of debt	0.2	—
Pension settlement charge	0.1	—
Interest expense, net	0.1	0.2

Income before provision for income taxes*	11.1%	11.8%

*	Figures may not foot due to rounding

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales improved by 0.5 percentage points to 70.5% for the third quarter of fiscal 2017 and improved by 0.5 percentage points to 70.7% for the nine months ended October 29, 2016 compared to the same periods last year. The improvement for the third quarter was driven by an increase in consolidated merchandise margin of 0.4 percentage points and the favorable impact of the mark-to-market of our inventory derivatives of 0.2 percentage points. This ratio also reflects a favorable impact of buying and occupancy expense leverage. These improvements were partially offset by an increase in distribution center costs as a percentage of net sales due to the impact of processing more units as well as additional investments in the supply chain network. The improvement for the nine-month period was also driven by an increase in consolidated merchandise margin of 0.3 percentage points along with expense leverage (particularly occupancy costs of 0.3 percentage points) on the strong same store sales growth. These gains were partially offset by an increase in the distribution costs as a percentage of net sales for the same reasons described above.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 17.6% in the third quarter of fiscal 2017, up 0.9 percentage points over last year’s ratio and increased by 0.8 percentage points to 17.7% for the nine months ended October 29, 2016 as compared to the same period last year. The major factor for this increase for both the third quarter and nine months is due to higher store payroll costs resulting from wage increases as well as the impact of handling the increase in units. This expense ratio also reflects the impact of investments to support our growth (primarily technology related), and incremental credit card chargeback costs.

Loss on early extinguishment of debt: On September 12, 2016 we issued $1.0 billion of 2.25% ten year notes. We used a portion of the proceeds to redeem our $375 million 6.95% notes on October 12, 2016, prior to their scheduled maturity of April 15, 2019. We recorded a pre-tax loss on the early extinguishment of debt of $51.8 million.

Pension settlement charge: During the fiscal 2017 third quarter, we offered eligible former TJX Associates, who had not yet commenced receiving their qualified pension plan benefit, an opportunity to receive a lump sum payout of their vested pension benefit. On October 21, 2016, TJX’s qualified pension plan paid $103.2 million from pension plan assets to those who accepted this offer. This transaction had no cash impact on TJX, but did result in a non-cash pre-tax settlement charge of $31.2 million.

Interest expense, net: Interest expense, net decreased $0.5 million for the third quarter ended October 29, 2016 and decreased $1.5 million for the fiscal 2017 year-to-date period as compared to last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Interest expense	$18,906	$17,084	$52,851	$51,211
Capitalized interest	(1,948)	(1,168)	(6,351)	(6,062)
Interest (income)	(4,496)	(2,911)	(12,582)	(9,712)

Interest expense, net	$12,462	$13,005	$33,918	$35,437

For both the quarter and first nine months of fiscal 2017, the reduction in net interest expense is driven by additional interest income, primarily due to an increase in invested balances. This offset the increase in gross interest expense which was due to the 2.25% ten year notes issued in September 2016.

Income taxes: The effective income tax rate was 38.2% for the fiscal 2017 third quarter compared to 37.6% for the fiscal 2016 third quarter. For the nine months ended October 29, 2016 the effective income tax rate was 38.4% as compared to 37.9% for the nine months ended October 31, 2015. The increase in the effective income tax rate was primarily due to the jurisdictional mix of income and the increase in valuation allowance on foreign net operating losses. In addition, the fiscal 2016 effective income tax rates benefitted from a reduction in our reserve for uncertain tax positions related to our adoption of the new Tangible Property Regulations.

Net income and net income per share: Net income for the third quarter of fiscal 2017 was $549.8 million, or $0.83 per diluted share, versus $587.3 million, or $0.86 per diluted share, in last year’s third quarter. Foreign currency had a $0.01 negative impact on earnings per share for both the third quarter of fiscal 2017 as well as the third quarter of fiscal 2016. Net income for the nine months ended October 29, 2016 was $1.6 billion, or $2.43 per diluted share, compared to $1.6 billion, or $2.35 per diluted share, in last year’s comparable period. Foreign currency had a $0.03 negative impact on earnings per share in the first nine months of fiscal 2017 compared to a $0.02 negative impact on earnings per share in the prior year. The loss on early extinguishment of debt and the pension settlement charge, collectively reduced net income by $50.0 million, or $0.08 per share, for both the third quarter and nine months ended October 29, 2016.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately three percent in both the third quarter and first nine months of fiscal 2017. During the third quarter of fiscal 2017, we repurchased 5.2 million shares of our common stock at a cost of $400.0 million. For the first nine months of fiscal 2017, we repurchased 15.4 million shares of our common stock at a cost of $1.2 billion.

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

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$5,252.8	$4,926.5	$15,217.2	$14,227.8
Segment profit	$703.1	$678.3	$2,154.2	$2,046.2
Segment profit as a percentage of net sales	13.4%	13.8%	14.2%	14.4%
Increase in same store sales	5%	3%	5%	3%
Stores in operation at end of period
T.J. Maxx			1,179	1,149
Marshalls			1,027	1,001
Sierra Trading Post			11	7

Total			2,217	2,157

Selling square footage at end of period (in thousands)
T.J. Maxx			26,501	26,008
Marshalls			24,614	24,197
Sierra Trading Post			209	142

Total			51,324	50,347

Net sales for Marmaxx increased 7% for both the third quarter and nine months ended October 29, 2016 over the prior fiscal year’s comparable periods. This increase for both the quarter and first nine months reflected same store sales increases of 5% and a 2% increase from new stores. Same store sales growth at Marmaxx for the third quarter and nine months ended October 29, 2016 was mainly driven by an increase in customer traffic. Marmaxx sales for both periods also reflected an increase in units sold which was largely offset by a decrease in the average ticket. Geographically, same store sales growth in both the quarter and the nine month period was widespread as most regions were near the divisional average. Home fashions outperformed apparel in both periods with both categories posting strong same store sales growth.

Segment profit margin decreased to 13.4% for the third quarter of fiscal 2017 compared to 13.8% for the same period last year. Segment margin for the nine months ended October 29, 2016 decreased to 14.2% compared to 14.4% in the same period last year. Marmaxx results reflected an increase in merchandise margins of 0.5 percentage points for the third quarter and 0.4 percentage points for the nine-month period. Segment profit margin also benefitted from buying and occupancy expense leverage on strong same store sales growth. These gains were more than offset by numerous factors, including higher store payroll due to wage increases and handling an increase in units, as well as higher distribution costs primarily due to processing the increased units, which combined reduced segment margin by 0.9 percentage points in the third quarter and 0.6 percentage points for the first nine months. Segment margin for the fiscal 2017 periods was also unfavorably impacted by incremental credit card chargeback costs. Our e-commerce businesses, which represent less than 2% of Marmaxx’s net sales, did not have a significant impact on year-over-year segment margin comparisons for the third quarter or first nine months of fiscal 2017.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$1,078.4	$959.8	$3,075.5	$2,735.4
Segment profit	$149.7	$134.6	$416.0	$368.0
Segment profit as a percentage of net sales	13.9%	14.0%	13.5%	13.5%
Increase in same store sales	6%	6%	7%	8%
Stores in operation at end of period			568	522
Selling square footage at end of period (in thousands)			10,931	10,169

HomeGoods net sales increased 12% in the third quarter and 12% in the first nine months of fiscal 2017 compared to the same periods last year. The sales increase for the third quarter reflects a 6% increase in same store sales and a 6% increase from new store sales. The sales increase for the nine-month period reflects a 7% increase in same store sales and a 5% increase from new store sales. The increases in same store sales for both the third quarter and nine-month period were largely driven by an increase in customer traffic along with an increase in units sold.

Segment profit margin was 13.9% for the third quarter of fiscal 2017 compared to 14.0% for the same period last year. Segment profit margin was 13.5% for the nine months ended October 29, 2016 compared to 13.5% for the nine months ended October 31, 2015. Segment margin was favorably impacted by occupancy expense leverage on strong same store sales growth as well as an increase in merchandise margin. These third quarter gains were more than offset by higher store payroll costs due to wage increases, an increase in distribution center costs, as HomeGoods invests in its supply chain, as well as an increase in credit card chargeback costs. Segment margin for the nine months was favorably impacted by improved merchandise margin and occupancy expense leverage however, these improvements were offset by the same items that negatively impacted the third quarter.

Foreign Segments:

TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. Dollars in millions	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$855.5	$753.6	$2,297.8	$2,073.2
Segment profit	$142.5	$113.2	$321.9	$278.0
Segment profit as a percentage of net sales	16.7%	15.0%	14.0%	13.4%
Increase in same store sales	8%	10%	10%	11%
Stores in operation at end of period
Winners			255	245
HomeSense			106	101
Marshalls			57	41

Total			418	387

Selling square footage at end of period (in thousands)
Winners			5,629	5,470
HomeSense			1,984	1,900
Marshalls			1,307	975

Total			8,920	8,345

Net sales for TJX Canada increased 14% during the third quarter and increased 11% over the nine months ended October 29, 2016 compared to the same periods last year. The quarterly increase reflects an 8% increase in same store sales growth on a constant currency basis, 5% from new store sales and a favorable impact from currency translation of 1%. The nine-month increase in net sales included same store sales growth of 10% on a constant currency basis and 4% from new store sales, which was offset by a negative 3% impact due to currency translation. The increase in same store sales for the fiscal 2017 third quarter was due to an increase in customer traffic along with a comparable increase in the value of the average transaction. The increase in same store sales for the nine month period was driven primarily by an increase in customer traffic as well as an increase in the value of the average transaction.

Segment profit margin was to 16.7% for the fiscal 2017 third quarter compared to 15.0% for last year’s third quarter and was 14.0% for the nine months ended October 29, 2016 compared to 13.4% for the prior year’s first nine months. The increase in segment margin for the quarter was driven by the favorable impact of the mark to market of inventory derivatives of 2.7 percentage points along with buying and occupancy expense leverage on the same store sales growth. These improvements were partially offset by an increase in supply chain and distribution costs, including the opening of a new distribution facility, as well as a decrease in merchandise margin. The increase in segment margin for the nine month period reflects the same factors. The favorable impact of the mark to market of inventory derivatives was 0.9 percentage points and occupancy expense leverage benefitted segment margin by approximately 0.6 percentage points for the first nine months. These improvements were partially offset by a decline in merchandise margin and an increase in distribution costs in connection with a new distribution center. The decrease in merchandise margin for both periods, which was greater in the year-to-date period, was driven by transactional foreign exchange as the change in currency exchange rates increased TJX Canada’s cost of merchandise purchased in U.S. dollars as compared to the same periods last year.

TJX International

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. Dollars in millions	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$1,105.0	$1,113.5	$3,125.6	$2,946.5
Segment profit	$87.8	$115.3	$145.0	$192.5
Segment profit as a percentage of net sales	7.9%	10.4%	4.6%	6.5%
Increase in same store sales	0%	7%	2%	5%
Stores in operation at end of period
T.K. Maxx			503	454
HomeSense			44	39
Trade Secret			35	35

Total			582	528

Selling square footage at end of period (in thousands)
T.K. Maxx			10,804	9,944
HomeSense			713	639
Trade Secret			667	667

Total			12,184	11,250

Net sales for TJX International decreased 1% for the third quarter and increased 6% for the nine months ended October 29, 2016 compared to the same periods last year. The decrease in sales for the quarter was entirely due to foreign currency translation which negatively impacted third quarter sales by 14%, more than offsetting a 13% increase from new stores, which includes 3% from Trade Secret in Australia. Same stores sales were flat with last year. The increase in sales for the nine-month period reflected an increase of 13% from new stores, including 3% from Trade Secret in Australia, and 2% from same store sales, which was offset by foreign currency translation which negatively impacted year-to-date sales growth by 9%. We believe same store sales results for the third quarter were impacted by unseasonably warm weather in the fall and a challenging retail environment in Europe. Europe had an increase in customer traffic which was offset by a decline in the value of the average transaction for both the third quarter and the nine months ended October 29, 2016.

Segment profit margin for the third quarter of fiscal 2017 decreased 2.5 percentage points to 7.9%. For the nine months ended October 29, 2016, segment profit margin decreased 1.9 percentage points to 4.6%. Foreign currency unfavorably impacted year-over-year comparisons by 0.8 percentage points for the third quarter and 0.2 percentage points for the nine months ended October 29, 2016. The biggest factor impacting the decrease in segment margin for both the third quarter and first nine months is the integration of Trade Secret into this segment which reduced segment margin by approximately 1 percentage point in both periods. In addition segment margin was negatively impacted by expense deleverage on the weak same store sales as well as investments to support our growth and expansion in Europe and higher store payroll costs.

General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
General corporate expense	$97.9	$87.1	$291.0	$256.8

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses.

The increase in general corporate expense for the third quarter and first nine months of fiscal 2017, as compared to the prior year, is primarily due to higher systems and technology costs along with incremental employee benefit costs.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $2,087 billion for the nine months ended October 29, 2016, an increase of $431 million from the $1,657 million provided in the nine months ended October 31, 2015. Net income, adjusted for non-cash items and the early extinguishment of debt, provided $169 million of additional operating cash flows in the first nine months of fiscal 2017 as compared to the same period last year. The change in merchandise inventory, net of the related change in accounts payable, which resulted in a use of cash of $234 million in the first nine months of fiscal 2017 compared to a use of cash of $521 million in the first nine months of fiscal 2016 favorably impacted year over year cash flows by $287 million. This favorable impact on cash flows for the first nine months of fiscal 2017 is attributable in part to additional cash outflows during last year’s third quarter as inventory levels were increased to meet demand. In addition, this year’s operating cash flows as compared to last year were unfavorably impacted by the timing of the Company’s funding of medical claims. The reserve for medical claims at the beginning of last year was prefunded as of January 2015 while the reserve requirement at the beginning of this fiscal year was funded during the first nine months of fiscal 2017.

Investing activities in the first nine months of fiscal 2017 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network (including buying and merchandising systems and information systems). Cash outflows for property additions amounted to $767 million in the nine months ended October 29, 2016 compared to $651 million in the comparable period last year. We anticipate that capital spending for fiscal 2017 will be approximately $1.1 billion. We also purchased $534 million of investments in the first nine months of fiscal 2017 versus $643 million in the prior year and $432 million of investments were sold or matured in the first nine months of fiscal 2017 versus $502 million in the prior year. This activity primarily related to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.

Cash flows from financing activities resulted in a net cash outflow of $932 million in the first nine months of fiscal 2017 compared to a net cash outflow of $1,565 million in the same period last year. During the fiscal 2017 third quarter we received net proceeds of $992.5 million from the issuance of $1 billion of 2.25% ten year notes. A portion of the proceeds were used to redeem our $375 million 6.95% notes prior to their scheduled maturity. The redemption of the notes, including the prepayment penalty, resulted in cash outflows of $426 million. Financing activities include the cash flows relating to our repurchases of our common stock. We spent $1,175 million to repurchase 15.4 million shares of our stock in the first nine months of fiscal 2017 compared to $1,296 million to repurchase 18.9 million shares in the same period last year. See Note D to our unaudited consolidated financial statements for more information. In February 2016, we announced an additional repurchase program authorizing the repurchase of up to an additional $2.0 billion of TJX stock from time to time. We currently plan to repurchase approximately $1.5 billion to $2.0 billion of stock under our stock repurchase programs in fiscal 2017. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $171 million of proceeds, including excess tax benefits, related to the exercise of stock options in the first nine months of fiscal 2017 versus $136 million in proceeds in the same period last year. Dividends paid on common stock in the first nine months of fiscal 2017 were $482 million versus $404 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of October 29, 2016, approximately 48% of our cash was held by our foreign subsidiaries with $253 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong, and Australia. If we repatriate cash from these subsidiaries, we should not incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I to the unaudited consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Recently Issued Accounting Pronouncements

See Note A to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, for recently issued accounting standards, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows.

Forward-looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: execution of buying strategy and inventory management; operational and business expansion and management of large size and scale; customer trends and preferences; various marketing efforts; competition; personnel recruitment, training and retention; labor costs and workforce challenges; data security; information systems and new technology; economic conditions and consumer spending; adverse or unseasonable weather; serious disruptions or catastrophic events; disruptions in the second half of the fiscal year; corporate and retail banner reputation; quality, safety and other issues with merchandise; expanding international operations; merchandise importing; commodity availability and pricing; fluctuations in currency exchange rates; fluctuations in quarterly operating results and market expectations; mergers, acquisitions, or business investments, divestitures, closings or business consolidations; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; tax matters; real estate activities; cash flow and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 30, 2016.

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2016 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 29, 2016 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 30, 2016, as filed with the Securities Exchange Commission on March 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2017 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 31, 2016 through August 27, 2016	1,309,962	$80.15	1,309,962	$2,610,761,235
August 28, 2016 through September 1, 2016	2,105,073	$76.01	2,105,073	$2,450,761,309
September 2, 2016 through October 29, 2016	1,812,112	$74.50	1,812,112	$2,315,760,427

Total:	5,227,147		5,227,147

(1)	Consists of shares repurchased under publicly announced stock repurchase programs.

(2)	Includes commissions for the shares repurchased under stock repurchase programs.

(3)	In February 2015, TJX announced a $2.0 billion stock repurchase program, under which $316 million remained available as of October 29, 2016. Additionally, in February 2016, TJX announced its 17th stock repurchase program authorizing an additional $2.0 billion in repurchases from time to time.

Item 6. Exhibits.

4.1	Indenture dated September 12, 2016 between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed September 12, 2016

4.2	First Supplemental Indenture, dated as of September 12, 2016 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed September 12, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)

Date: November 30, 2016	/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

4.1	Indenture dated September 12, 2016 between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed September 12, 2016

4.2	First Supplemental Indenture, dated as of September 12, 2016 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed September 12, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.