Form 10-K
period 2017-01-28
TJX COMPANIES INC /DE/
filed 2017-03-28
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ]   NO [ X ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $53,583,828,925 based on the closing sale price as reported on the New York Stock Exchange.

There were 645,589,872 shares of the registrant’s common stock, $1.00 par value, outstanding as of February 25, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 6, 2017 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2016 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2016 Annual Report to Shareholders under our letter to shareholders and our performance graphs. Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words indicative of the future such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These “forward-looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.

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

PART I

ITEM 1. Business

BUSINESS OVERVIEW

The TJX Companies, Inc. (TJX) is the leading off-price apparel and home fashions retailer in the United States and worldwide. We have over 3,800 stores that offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below department and specialty store regular retail prices on comparable merchandise, every day.

Our stores are known for our value proposition of brand, fashion, price and quality. Our opportunistic buying strategies and flexible business model differentiate us from traditional retailers. We offer a treasure hunt shopping experience and a rapid turn of inventories relative to traditional retailers. Our goal is to create a sense of excitement and urgency for our customers and encourage frequent customer visits. We acquire merchandise in a variety of ways to support that goal. We reach a broad range of customers across many income levels and across other demographic groups with our value proposition. Our strategies and operations are synergistic across our retail chains. As a result, we are able to leverage our expertise throughout our business, sharing information, best practices, initiatives and new ideas, and to develop talent across our Company. We also leverage the substantial buying power of our businesses in our global relationships with vendors.

Our Businesses. We operate our business in four main segments: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX International.

MARMAXX:

Our T.J. Maxx and Marshalls chains in the United States (referred to together as The Marmaxx Group or Marmaxx) are collectively the largest off-price retailer in the United States with a total of 2,221 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, accent furniture, lamps, rugs, wall décor, decorative accessories and giftware) and other merchandise. We primarily differentiate T.J. Maxx and Marshalls through different product assortment, including an expanded assortment of fine jewelry and accessories and a designer section called The Runway at T.J. Maxx and a full line of footwear, a broader men’s offering and a juniors’ department called The Cube at Marshalls, as well as varying in-store initiatives. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains. Our e-commerce website, tjmaxx.com, was launched in 2013.

HOMEGOODS:

Our HomeGoods chain, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 579 stores, HomeGoods offers a broad array of home fashions, including home basics, giftware, accent furniture, lamps, rugs, wall décor, seasonal items, decorative accessories from around the world and other merchandise.

We anticipate opening our second home concept in the U.S. in fiscal 2018. Our approach will be to differentiate these two home concepts through different product assortments, similar to our approach with T.J. Maxx and Marshalls stores.

TJX CANADA:

Our TJX Canada segment operates the Winners, HomeSense and Marshalls chains in Canada. Acquired in 1990, Winners is the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 255 stores across Canada is comparable to T.J. Maxx, with select stores offering fine jewelry, and The Runway, a designer section. We opened our HomeSense chain in 2001, bringing the home fashions off-price concept to Canada. HomeSense has 106 stores with a merchandise mix of home fashions similar to HomeGoods. We brought Marshalls to Canada in 2011 and operate 57 Marshalls stores in Canada. As with Marshalls in the U.S., our Canadian Marshalls stores offer an expanded footwear department and The Cube juniors’ department, differentiating them from Winners stores.

TJX INTERNATIONAL:

Our TJX International segment operates the T.K. Maxx and HomeSense chains in Europe and starting in late 2015, the Trade Secret chain in Australia. Launched in 1994, T.K. Maxx introduced off-price retail to Europe and remains Europe’s only major brick-and-mortar off-price retailer of apparel and home fashions. With 503 stores, T.K. Maxx operates in the U.K., Ireland, Germany, Poland, Austria and the Netherlands. Through its stores and its e-commerce website for the U.K., tkmaxx.com, T.K. Maxx offers a merchandise mix similar to T.J. Maxx. We brought the off-price home fashions concept to Europe, opening HomeSense in the U.K. in 2008. Its 44 stores in the U.K. offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada. We acquired Trade Secret in the fall of 2015. The merchandise offering at its 35 stores in Australia is comparable to T.J. Maxx.

In addition to our four main segments, we operate Sierra Trading Post, an off-price Internet retailer of brand name and quality outdoor gear, family apparel and footwear, sporting goods and home fashions. Sierra Trading Post launched its e-commerce site, sierratradingpost.com, in 1998 and operates 12 retail stores in the U.S.

Flexible Business Model. Our flexible off-price business model, including our opportunistic buying, inventory management, logistics and flexible store layouts, is designed to deliver our customers a compelling value proposition of quality, fashionable, brand name and designer merchandise at excellent values every day. Our buying and inventory management strategies give us flexibility to adjust our merchandise assortments more frequently than traditional retailers, and the design and operation of our stores and distribution centers support this flexibility. Our merchants have more visibility into consumer, fashion and market trends and pricing when we buy closer to need, which can help us “buy smarter” and reduce our markdown exposure. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments to accommodate the merchandise we purchase. Our logistics and distribution operations are designed to support our buying strategies and to facilitate quick, efficient and differentiated delivery of merchandise to our stores, with a goal of getting the right merchandise to the right stores at the right time.

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

Inventory Management. We offer our customers a rapidly changing selection of merchandise to create a treasure hunt experience in our stores and to spur frequent customer visits. To achieve this, we seek to turn the inventory in our stores rapidly, regularly offering fresh selections of apparel and home fashions at excellent values. Our specialized inventory planning, purchasing, monitoring and markdown systems, coupled with distribution center storage, processing, handling and shipping systems, enable us to tailor the merchandise in our stores to local preferences and demographics, achieve rapid in-store inventory turnover on a vast array of products and generally sell within the period we planned. We make pricing and markdown decisions and store inventory replenishment determinations centrally, using information provided by specialized computer systems designed to move inventory through our stores in a timely and disciplined manner. We continue to invest in our supply chain with the goal of continuing to operate with low inventory levels, to ship more efficiently and quickly, and to more precisely and effectively allocate merchandise to each store.

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

Distribution. We operate distribution centers encompassing approximately 16 million square feet in six countries, including a third-party operated distribution center in Australia. These centers are generally large, highly automated and built to suit our specific, off-price business model. We ship substantially all of our merchandise to our stores through these distribution centers as well as warehouses and shipping centers operated by third parties.

Store Growth. Expansion of our business through the addition of new stores continues to be an important part of our growth strategy. The following table provides information on the store growth of our four major segments in the last two fiscal years, our growth estimates for fiscal 2018 and our estimates of the store growth potential of these segments in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year End						Estimated Store Growth Potential
		Fiscal 2016		Fiscal 2017		Fiscal 2018 (estimated)
Marmaxx
T.J. Maxx	28,000	1,156		1,186
Marshalls	30,000	1,007		1,035
		2,163		2,221		2,286		3,000

HomeGoods	24,000	526		579		660		1,000

TJX Canada
Winners	28,000	245		255
HomeSense	23,000	101		106
Marshalls	29,000	41		57
		387		418		453		500
TJX International
T.K. Maxx	30,000	456		503
HomeSense	20,000	39		44
Trade Secret	22,000	35		35
		530		582		631		1,100	(2)
TJX Total		3,614	(1)	3,812	(1)	4,061	(1)(3)	5,600

(1)	The TJX total includes 8 Sierra Trading Post stores for fiscal 2016, 12 Sierra Trading Post stores for fiscal 2017, and 27 Sierra Trading Post stores estimated for fiscal 2018; however, Sierra Trading Post stores are not included in estimated store growth potential.
(2)	Reflects store growth potential for T.K. Maxx in current geographies, for HomeSense in the United Kingdom and for Trade Secret in Australia only.
(3)	TJX total includes four of our new home concept stores for fiscal 2018; these are not reflected in estimated store growth potential.

Some of our HomeGoods and Canadian HomeSense stores are co-located with one of our apparel stores in a superstore format. We count each of the stores in the superstore format as a separate store.

Revenue Information. The percentages of our consolidated revenues by geography for the last three fiscal years are as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
United States
Northeast	24%	24%	23%
Midwest	12	12	12
South (including Puerto Rico)	25	25	25
West	16	16	16
Subtotal	77	77	76
Canada	10	9	10
Europe	13	14	14
Total	100%	100%	100%

Revenue from Australia was not material during fiscal 2017 or fiscal 2016.

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Apparel
Clothing including footwear	54%	55%	57%
Jewelry and accessories	15	15	14
Home fashions	31	30	29
Total	100%	100%	100%

Information about our long-lived assets by geography for the last three fiscal years can be found in Note C to the consolidated financial statements.

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

STORE LOCATIONS

Our chains operated stores in the following locations at the end of fiscal 2017:

United States:

	T.J. Maxx	Marshalls	HomeGoods	Sierra Trading Post
Alabama	23	5	4	—
Arizona	14	16	11	—
Arkansas	11	4	4	—
California	115	141	70	—
Colorado	16	10	9	3
Connecticut	28	24	12	1
Delaware	3	5	3	—
District of Columbia	4	4	—	—
Florida	88	90	53	—
Georgia	48	33	20	—
Hawaii	5	—	—	—
Idaho	7	1	1	1
Illinois	47	47	26	—
Indiana	23	12	6	—
Iowa	11	6	2	—
Kansas	9	6	3	—
Kentucky	15	5	4	—
Louisiana	13	11	4	—
Maine	9	4	3	—
Maryland	25	29	15	—
Massachusetts	52	57	27	—
Michigan	41	26	16	—
Minnesota	15	15	11	1
Mississippi	10	5	3	—
Missouri	17	16	7	—
Montana	6	—	—	—
Nebraska	4	3	2	—
Nevada	9	10	6	1
New Hampshire	16	9	8	—
New Jersey	39	49	32	—
New Mexico	5	4	2	—
New York	76	77	43	—
North Carolina	37	26	15	—
North Dakota	3	1	1	—
Ohio	45	31	16	—
Oklahoma	11	5	2	—
Oregon	12	10	7	—
Pennsylvania	47	38	25	—
Puerto Rico	9	20	6	—
Rhode Island	6	6	5	—
South Carolina	21	11	6	—
South Dakota	2	—	—	—
Tennessee	25	18	7	—
Texas	64	81	38	—
Utah	12	3	5	1
Vermont	5	1	1	1
Virginia	35	29	19	—
Washington	19	19	10	1
West Virginia	6	3	1	—
Wisconsin	21	8	8	—
Wyoming	2	1	—	2
Total Stores	1,186	1,035	579	12

Store counts above include the T.J. Maxx, Marshalls or HomeGoods portion of a superstore.

Canada:

	Winners	HomeSense	Marshalls
Alberta	32	15	7
British Columbia	35	16	7
Manitoba	7	1	2
New Brunswick	4	3	1
Newfoundland	3	1	—
Nova Scotia	11	2	2
Ontario	113	50	30
Prince Edward Island	1	1	—
Quebec	45	15	7
Saskatchewan	4	2	1
Total Stores	255	106	57

Store counts above include the Winners or HomeSense portion of a superstore.

Europe:

	T.K. Maxx	HomeSense
United Kingdom	323	44
Republic of Ireland	26	—
Germany	108	—
Poland	34	—
Austria	7	—
The Netherlands	5	—
Total Stores	503	44

Australia:

Trade Secret
Australian Capital Territory	2
New South Wales	11
Queensland	17
Victoria	5
Total Stores	35

Competition. The retail apparel and home fashion business is highly competitive. We compete on the basis of numerous factors including brand, fashion, price, quality, selection and freshness; in-store service and shopping experience; reputation and store location. We compete with local, regional, national and international department, specialty, off-price, discount, warehouse and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, through catalogues, on-line or other media channels.

Employees. At January 28, 2017, we had approximately 235,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees, particularly during the peak back-to-school and holiday seasons.

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

Fiscal 2015 means the fiscal year ended January 31, 2015, fiscal 2016 means the fiscal year ended January 30, 2016, fiscal 2017 means the fiscal year ended January 28, 2017 and fiscal 2018 means the fiscal year ending February 3, 2018. Unless otherwise indicated, all store information in this Item 1 is as of January 28, 2017, and references to store square footage are to gross square feet. Unless otherwise stated or the context otherwise requires, references in this Form 10-K to “TJX” and “we,” refer to The TJX Companies, Inc. and its subsidiaries.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of TJX as of March 28, 2017:

Name	Age	Office and Business Experience
Kenneth Canestrari	55	Senior Executive Vice President, Group President since September 2014. President, HomeGoods from 2012 to September 2014. Executive Vice President, Chief Operating Officer, HomeGoods from 2008 until 2012. Various financial positions with TJX from 1988 to 2008.

Scott Goldenberg	63	Senior Executive Vice President and Chief Financial Officer since April 2014; Executive Vice President and Chief Financial Officer from January 2012 to April 2014. Executive Vice President, Finance from June 2009 to January 2012. Senior Vice President, Corporate Controller from 2007 to 2009 and Senior Vice President, Director of Finance, Marmaxx, from 2000 to 2007. Various financial positions with TJX from 1983 to 1988 and 1997 to 2000.

Ernie Herrman	56	Chief Executive Officer since January 2016. Director since October 2015. President since January 2011. Senior Executive Vice President, Group President from August 2008 to January 2011. President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.

Michael MacMillan	60	Senior Executive Vice President, Group President since 2011. President, Marmaxx from 2008 to 2011. President, Winners Merchants International (WMI) from 2003 to 2008. Executive Vice President, WMI from 2000 to 2003. Previous finance positions with TJX from 1985 to 2000.

Carol Meyrowitz	63	Executive Chairman of the Board since January 2016. Chairman of the Board from June 2015 to January 2016. Chief Executive Officer from January 2007 to January 2016. Director since 2006 and President from 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Various senior management and merchandising positions with Marmaxx and with Chadwick’s of Boston and Hit or Miss, former divisions of TJX, from 1983 to 2001.

Richard Sherr	60	Senior Executive Vice President, Group President since January 2012. President, HomeGoods from 2010 to 2012. Chief Operating Officer, Marmaxx from 2007 until 2010. Various merchandising positions with TJX from 1992 to 2007.

The executive officers hold office until the next annual meeting of the Board in June 2017 and until their successors are elected and qualified.

ITEM 1A.	Risk Factors

The statements in this section describe the major risks to our business and should be considered carefully, in connection with all of the other information set forth in this annual report on Form 10-K. The risks that follow are those that we think, individually or in the aggregate, could cause our actual results to differ materially from those stated or implied in forward-looking statements.

Failure to execute our opportunistic buying strategy and inventory management could adversely affect our results.

While opportunistic buying, operating with lean inventory levels and frequent inventory turns are key elements of our off-price business strategy, they subject us to risks related to the pricing, quantity, mix, nature and timing of inventory flowing to our stores. Our merchants are in the marketplace frequently, as much of our merchandise is purchased for the current or immediately upcoming season, and our opportunistic buying places considerable discretion with them. Our business model expects them to react to frequently changing opportunities and trends in the market, assess the desirability and value of merchandise and generally make determinations of how and what we source as well as when we source it. If we do not obtain the right merchandise at the right times, in the right quantities, at the right prices and in the right mix, our customer traffic, as well as our sales and margins, could be adversely affected.

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

If we are unable to generally purchase inventory at prices sufficiently below prices paid by conventional retailers, we may not be able to maintain an overall pricing differential to regular department and specialty stores, and our ability to attract customers or sustain our margins may be adversely affected. We may not achieve this pricing differential at various times or in some segments, chains or geographies, which could adversely affect our results.

Similarly, we must also properly execute our inventory management strategy of distributing the right product to the right stores in the right quantities at the right time. To respond to customer demand and effectively manage pricing and markdowns, we need to appropriately allocate and deliver merchandise to our stores, maintain an appropriate mix and level of inventory in each store, and appropriately change the allocation of floor space at our stores among product categories. If we are not able to do so, our ability to attract and retain customers and our results could be adversely affected.

Failure to continue to expand our business and operations successfully or to manage our substantial size and scale effectively could adversely affect our financial results.

Our growth strategy includes successfully expanding our off-price model within our current markets and into new geographic regions, product lines, businesses and channels and, as appropriate, adding new businesses, whether by development, investment or acquisition. There are significant risks associated with our ability to continue to expand successfully, including managing the implementation of this growth effectively. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations, be required to increase our investment, slow our planned growth or close stores or operations. For example, successful store growth requires us to find and lease appropriate real estate on attractive terms in each of the locations where we seek to open stores. The success of this process depends on many factors, including availability of appropriate sites; real estate, construction and development costs; costs and availability of capital; and zoning or other land use regulations. If we cannot lease appropriate sites on attractive terms, it could limit our ability to successfully grow in various markets or adversely affect the economics of new stores in various markets. Similarly, new stores may not achieve the same sales or profit levels as our existing stores, whether in current or new markets, or adding stores or banners to existing markets may otherwise adversely affect our sales and profitability.

Further, our substantial size imposes demands on effectively managing our complex operations and maintaining appropriate internal resources and third party providers to support our business effectively. These demands may increase as we grow our business, adding pressure to management and various functions across our business, including administration, systems, merchandising, store operations, distribution and compliance, and on appropriately staffing and training Associates in these areas as we grow. The large size and scale of our operations, our multiple banners and locations in the U.S., Canada, Europe and Australia and the autonomy afforded to the banners in some aspects of the business increase the risk that our systems, controls, practices and policies will not be implemented effectively or consistently throughout our Company and that information may not be appropriately shared across our operations. These risks may increase as we continue to grow, particularly as we expand into additional countries. If business information is not shared effectively, or if we are otherwise unable to manage our size or growth effectively, we may operate with decreased operational efficiency, may need to reduce our rate of expansion of one or more operations or otherwise curtail growth in one or more markets, which may adversely affect our success in executing our business goals and adversely impact our sales and results.

Failure to identify consumer trends and preferences to meet customer demand in new or existing markets or channels could negatively impact our performance.

As our success depends on our ability to meet customer demand, we work to identify consumer trends and preferences on an ongoing basis and to offer inventory that meets those trends and preferences. However, doing so on a timely basis across our diverse merchandise categories and in the many markets in the U.S., Canada, Europe and Australia in which we do business is challenging. Trends and preferences in new markets may differ from what we anticipate. Although our business model allows us greater flexibility than many traditional retailers to meet consumer preferences and trends and to expand and contract merchandise categories in response to consumers’ changing tastes, we may not successfully do so, which could add difficulty in attracting new customers, retaining existing customers, encouraging frequent visits and adversely affect our results.

Customers may also have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels (through Internet-based and other digital or mobile channels or particular forms of social media outlets), which may vary across demographics and may evolve rapidly. Meeting these expectations effectively involves identifying the right opportunities and making the right investments at the right time and with the right speed, among other things, and failure to do so may impact our reputation and our financial results.

If we fail to successfully implement our various marketing efforts or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected.

Customer traffic and demand for our merchandise may be influenced by our marketing efforts, the name recognition and reputation of our banners and the location of and service offered in our stores. Although we use marketing to drive customer traffic through various media including television, radio, print, outdoor, digital/social media, email, mobile and direct mail, some of our competitors expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Further, we may not effectively implement strategies with respect to rapidly evolving Internet-based and other digital or mobile communication channels and other social media. Our programs may not be or remain effective or could require increased expenditures, which could have a significant adverse effect on our revenue and results of operations.

We operate in highly competitive markets, and we may not be able to compete effectively.

The retail apparel and home fashion businesses are highly competitive. We compete with local, regional, national and international retailers that sell apparel, home fashions and other merchandise we sell, including in stores, through e-commerce, catalogues or other media or channels. Some of our competitors are larger than we are or have more experience in selling certain product lines than we do. New competitors frequently enter the market and existing competitors enter or increase their presence in the markets in which we operate, expand their merchandise offerings, add new sales channels or change their pricing strategies, all of which affect the competitive landscape. We compete on the basis of value, meaning a combination of brand, fashion, price, and quality; merchandise selection and freshness; banner name recognition and appeal; customer service; reputation and store location. If we fail to compete effectively, our sales and results of operations could be adversely affected.

Failure to employ quality Associates in appropriate numbers, including key Associates and management, could adversely affect our performance.

Our performance depends on recruiting, hiring, developing, training and retaining talented Associates in key areas such as buying and management as well as quality store, systems, distribution center and other Associates in large numbers. A significant number of our Associates are in entry level or part-time positions with historically high rates of turnover. Availability and skill of Associates may differ across markets in which we do business and in new markets we enter, and we may be unable to manage our labor needs effectively. In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development for key Associates across the company, including within our buying organization. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition in the retail industry and for talent in various geographic markets. If we do not effectively attract qualified individuals, train them in our business model, support their development and retain them, our growth could be limited and our performance could be adversely affected.

Labor costs, including pension and healthcare costs, and other challenges from our large workforce may adversely affect our results and profitability.

We have a large workforce, and our ability to meet our labor needs and control labor costs is subject to various factors such as unemployment levels; prevailing wage rates and wage requirements; participant benefit levels; changing demographics; economic conditions; interest rate changes; economic, demographic and other actuarial assumptions; health and other insurance costs and a dynamic regulatory environment, including health care legislation, immigration law, and governmental labor and employment and employee benefits programs and requirements, each of which could increase our costs. Increased labor costs, including costs of providing and managing retirement, health and other employment benefits may adversely affect our results of operations. In addition, when wage rates or benefit levels increase in a market, increasing our wages or benefits may negatively impact our earnings as they did during fiscal 2016 and fiscal 2017, while failing to increase our wages or benefits competitively or reducing our wages or benefits, could result in a decline in our ability to attract or retain Associates or in the quality of our workforce, causing our customer service or performance to suffer, which could impact our results. Many Associates in our distribution centers are members of unions and therefore subject us to the risk of labor actions of various kinds as well as risks and potential material expenses associated with multiemployer plans, including from plan underfunding, benefit cuts, withdrawal liability, or insolvency of other participating employers or governmental insurance programs. Other Associates are members of works councils, which may subject us to additional actions or expense.

Compromises of our data security could materially harm our reputation and business.

In the ordinary course of our business, we collect, store, process and transmit certain information from individuals, such as our customers and Associates, including, for example, customer payment card and check information. We rely in part on commercially available systems, software, hardware, services, tools and monitoring to provide security for collection, storage, processing, and transmission of personal and/or confidential information. As with many other companies, particularly in the retail industry, we are subject to attempts to compromise our data security. Computer hackers may, for example, attempt to penetrate our computer systems or those of the third parties with whom we work or to whom we outsource business operations and, if successful, misappropriate customer or Associate information or confidential business information of our company. While we have taken steps designed to further strengthen the security of our computer systems since the unauthorized intrusion(s) into our network discovered late in 2006, in which we believe customer data were stolen, there can be no assurance that we will not suffer a future data security compromise, that unauthorized parties will not gain access to the information that we collect, store, process or transmit or otherwise interfere with our systems, or that any such data security compromise or unauthorized access will be discovered in a timely way. In addition, an Associate, contractor or third parties with whom we work or to whom we outsource business operations may fail to monitor their or our systems effectively, may fail to maintain appropriate safeguards, may misuse the personal or confidential information to which they have access, may attempt to circumvent our security measures in order to access or misappropriate such types of information or may purposefully or, through error, inadvertently cause a breach involving, or otherwise disclose, such information. Advances in computer and software technology and capabilities, rapid changes in the sources, methods and targets of cyber-attacks and other developments, including the increasing sophistication of cyber criminals generally, may increase the risk of such a breach.

Compromise of our data security or that of third parties with whom we work or to whom we outsource business operations, including through cyber-attacks or other external or internal methods or error, failure to prevent or mitigate the loss of personal or business information and delays in detecting any such compromise or loss could disrupt our operations, damage our reputation and decrease our customers’ willingness to shop in our stores or online, impact our ability to attract and retain customers, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Failure to operate information systems and implement new technologies effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information systems, including data centers, telecommunications systems, hardware and software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to source, plan and track inventory, to manage logistics, to generate performance and financial reports, to comply with regulatory requirements and to operate our e-commerce sites. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Supporting these internal and external systems requires a number of resources, including effective and qualified, and in some cases, specialized, teams. As we grow and as our systems evolve, we must continue to hire, train, manage and retain these teams, including those needed to support our customized and legacy systems in an effective way. Our information systems, and the third-party systems we rely on, are also subject to damage or interruption from a number of causes, including power outages; system failures; computer viruses or malware; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes; acts of war or terrorism; and design or usage errors by our Associates, contractors or third party service providers on which we rely. Although we seek to maintain our systems effectively, manage our team of internal and third party resources effectively and successfully address the risk of compromises of the integrity, security and consistent operations of our systems, we may not be successful in doing so. Our approach to disaster recovery may not be adequate and any compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations. In addition, any interruption in the operation of our websites, particularly our e-commerce sites, could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such an interruption.

We modify, update, and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to global systems; integrating new service providers and adding enhanced or new functionality, such as for cloud computing technologies and for the continued operation and development of our e-commerce businesses; and adding or integrating with new systems when we acquire new businesses. We also modify and change our procedures for, and add and change vendors and internal teams who assist us with designing, implementing and maintaining our systems. Although we believe we are diligent in selecting systems, teams and vendors and implementing procedures to enable us to maintain the integrity of our systems when we implement, modify or replace them, there are inherent risks associated with implementing, modifying or replacing systems, with new or changed relationships and with changes from and integrations with acquisitions, including accurately capturing and maintaining data, efficiently testing and implementing changes in a timely manner, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems and diversion of internal teams’ attention as the changes are implemented. Further, potential issues associated with implementing technology initiatives and the time and resources required in seeking to optimize the benefits of new elements of our systems and its infrastructure could reduce the efficiency of our operations in the short term. Overall, the efficient operation and successful growth of our business depends upon our information systems, including our ability to operate, maintain and develop them effectively and a failure of those systems could disrupt our business, subject us to liability or otherwise impact our financial results.

Economic conditions, on a global level or in particular markets, may adversely affect our financial performance.

Global financial markets can experience volatility, disruption and credit contraction, which could adversely affect global economic conditions. Turmoil in the financial and credit markets or other changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital and could adversely affect plan asset values and investment performance, and increase our pension liabilities, expenses and funding requirements and other related financial exposure with respect to company-sponsored and multiemployer pension plans. Economic conditions, both on a global level and in particular markets, including unemployment, decreased disposable income and actual and perceived wealth, energy and health care costs, costs of oil, gas and other commodities, interest and tax rates and policies, weakness in the housing market, volatility in capital markets, decreased credit availability, inflation and deflation, as well as political or other factors beyond our control such as threats or possibilities of war, terrorism, global or national unrest, actual or threatened epidemics, and political instability may also have significant effects on consumer confidence and spending that would, in turn, affect retail sales. These conditions and factors could adversely affect discretionary consumer spending and, although we believe our flexible off-price model helps us react, they may adversely affect our sales, cash flows and results of operations and performance.

Adverse or unseasonable weather in the markets in which our stores operate or along our supply chain could adversely affect our operating results.

Both adverse and unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures, even if not extreme, may affect customers’ buying patterns and willingness to shop certain categories or at all, and accordingly, can adversely affect the demand for the merchandise in our stores, particularly in apparel and seasonal merchandise. Weather can also affect the ability to transport merchandise to our stores from our vendors, distribution and shipping centers or elsewhere in our supply chain efficiently or in a timely way. As a result, adverse or unseasonable weather could adversely affect our sales, increase markdowns and adversely affect our operating results.

As our business is subject to seasonal influences, a decrease in sales or margins, a severe disruption or other significant event that impacts our business during the second half of the year could have a disproportionately adverse effect on our operating results.

Our business is subject to seasonal influences. We generally realize higher levels of sales and earnings in the second half of the year, which includes the back-to-school and year-end holiday seasons. Any decrease in sales or margins or any significant adverse event during this period could have a disproportionately adverse effect on our results of operations.

Our results may be adversely affected by serious disruptions or catastrophic events.

Unforeseen public health issues, such as pandemics and epidemics, natural or other disasters, such as hurricanes, tornadoes, floods, earthquakes and other extreme weather and climate conditions, or fires, explosions and acts of war or terrorism could disrupt our operations or the operations of one or more of our vendors or of our supply chain or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. Day-to-day operations, including our ability to receive products from our vendors or transport products to our stores could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by affected distribution centers for a short or extended period of time. As a result, our business could be adversely affected.

Damage to our corporate reputation or those of our retail banners could adversely affect our sales and operating results.

We believe that building the brand reputation of our company and our retail banners is important to our continuing success. In the many different markets in which we do business, we work to build relationships with our customers through our various marketing campaigns and other activities. These relationships and our reputation are based, in part, on perceptions of subjective qualities, so incidents involving us, our employees, our policies, the merchandise that we carry or our industry more generally that erode trust or confidence could adversely affect our reputation and our business, particularly if the incidents result in rapid or significant adverse publicity or governmental inquiry. Information about us, our retail banners, our employees, our policies, and the merchandise we sell, including our licensed or owned brands, publicized through traditional or digital media platforms and similar venues, including blogs, websites, and other forums for rapid, broad communications to an audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is inaccurate, incomplete or unverified. The reputation of our company and our retail banners may be damaged by adverse events at the corporate level or at our retail banners, or by an associate acting outside of company policies in all, one or some of the markets in which we do business. Similarly, challenges or reactions to action (or inaction) or perceived action (or inaction) by our company on issues like compliance related to social, product, labor and environmental standards or other sensitive topics, could harm our reputation. Damage to the reputation of our company and our banners could result in declines in customer loyalty and sales; affect our vendor relationships, business development opportunities and Associate retention; divert attention and resources from management, including to respond to inquiries or additional regulatory scrutiny; and otherwise adversely affect our results.

Quality, safety or other issues with merchandise we sell could damage our reputation, sales and financial results.

Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we sell to consumers. Regulations and standards in this area, including those related to the U.S. Consumer Product Safety Improvement Act of 2008, state regulations like California’s Proposition 65, and similar legislation in other countries in which we operate, impose restrictions and requirements on the merchandise we sell in our stores and through e-commerce. These regulations change from time to time and new federal, state, provincial or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. If we or our merchandise vendors are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our financial results. We rely on our vendors to provide quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their obligations to do so. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Customer concerns or issues with the quality and safety of merchandise, particularly with products subject to increased levels of regulation, or the genuineness of merchandise, regardless of whether verified or our fault, could cause damage to our reputation and could result in lost sales, uninsured claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results.

Failure to comply with existing laws, regulations and orders or changes in existing laws, regulations and applicable accounting principles and interpretations could negatively affect our business operations and financial performance.

We are subject to federal, state, provincial, regional and local laws, rules and regulations in various countries in which we operate, any of which may change from time to time, as well as orders and assurances. These legal, regulatory and administrative requirements collectively affect multiple aspects of our business, from the cost of providing health care and retirement benefits, workforce management, logistics, marketing, import/export, sourcing and manufacturing, tax, data protection and others. If we, or third parties that perform services on our behalf, fail to comply with these laws, rules, regulations and orders, we may be subject to judgments, fines or other costs or penalties, which could materially adversely affect our operations and our financial results and condition.

Complying with applicable laws, rules and regulations and our own internal policies may also require us to spend additional time and resources to implement new procedures and financial and other controls, conduct audits, train Associates and third parties on our compliance methods or take other actions, particularly as we continue to grow globally and enter new markets or countries, any of which could adversely impact our results.

We must also comply with new and changing laws and regulations, new regulatory initiatives, evolving interpretation of existing laws by judicial and regulatory authorities, and reforms in jurisdictions where we do business. These changes could increase our costs of compliance or of doing business and could adversely affect our operating results, including such changes involving:

—	labor and employment practices and benefits, including regarding labor unions and works councils;

—	health and welfare and financial regulations;

—	consumer protection and product safety;

—	data protection and privacy;

—	climate change, supply chain, energy and waste;

—	Internet regulations, including e-commerce, electronic communications and privacy; and

—	protection of third party intellectual property rights.

Particularly in a dynamic regulatory environment, anticipated changes to laws and regulations may require us to invest in compliance efforts before changes are certain.

Further, applicable accounting principles and interpretations may change from time to time, and the changes could have material effects on our future or previously reported financial results.

Our expanding international operations expose us to risks inherent in operating in new countries.

We have a significant retail presence in Canada and in countries in Europe and have established buying offices around the world. We have expanded our operations into additional countries in Europe and into Australia and our goal is to continue to expand our operations into other countries in the future. It can be costly and complex to establish, develop and maintain international operations and promote business in new international jurisdictions, which may differ significantly from other countries in which we currently operate. In addition to facing risks similar to our U.S. and current international operations, such as with regulations like the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there are additional risks inherent in opening and developing operations in new countries. These additional risks include, among others, understanding the local retail climate and trends, local customs and cultures, seasonal differences, business practices and competitive conditions; complying with relevant laws, rules and regulations; developing the appropriate infrastructure; identifying suitable partners for local operations and for integration with our global operations and effectively communicating and implementing company policies and practices in new, possibly remote jurisdictions. There are also financial, regulatory and other risks associated with international operations, including currency exchange fluctuations; potentially adverse tax consequences; limitations on the repatriation and investment of funds outside of the country where earned; trade regulations; the risk of sudden policy or regulatory changes; the risk of political, economic and civil instability and labor unrest; and uncertainties regarding interpretation, application and enforceability of laws and agreements. Any of these risks could adversely impact our operations, profitability or liquidity.

We are subject to risks associated with sourcing merchandise from other countries and moving merchandise internationally.

Many of the products sold in our stores are sourced by our vendors and, to a lesser extent, by us, in many countries outside of the country where the stores are located, particularly southeastern Asia. Where we are the importer of record, we may be subject to regulatory or other requirements including those similar to requirements imposed upon the manufacturer of such products. We are subject to the various risks of sourcing merchandise from other countries, including moving merchandise internationally, such as:

—	potential disruptions in manufacturing, logistics and supply;

—

changes in duties, tariffs, trade restrictions, quotas and voluntary export restrictions on imported merchandise, including, for example, new potential tariffs and border adjustment taxes or changes resulting from Brexit;

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

—

compliance with laws and regulations including changing labor, environmental, international trade and other laws in those countries and those concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

—	product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;

—	intellectual property enforcement and infringement issues;

—	concerns about human rights, working conditions and other labor rights and conditions in countries where merchandise is produced;

—	concerns about transparent sourcing and supply chains;

—	currency exchange rates, financial or economic instability; and

—	political or other disruptions in countries from, to or through which merchandise is imported.

These and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory and our operating costs. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to international operations and importing merchandise, there can be no assurance that our Associates and our contractors, agents, vendors or other third parties with whom we do business or to whom we outsource business operations will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our reputation, operations or operating results.

Our results may be adversely affected by reduced availability or increases in the price of oil or other fuels, raw materials and other commodities or other increases in utility, transportation or logistics costs.

Energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we typically enter into derivative instruments designed to manage a portion of our transportation costs (a hedging strategy), any such strategy may not be effective or sufficient and could result in increased operating costs. Increased regulation related to environmental costs, including cap and trade, carbon taxes or other emissions management systems could also adversely affect our costs of doing business, including utility, transportation and logistics costs. Similarly, other commodity prices can fluctuate dramatically, such as the cost of cotton and synthetic fabrics, which at times have risen significantly. Such increases can increase the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.

Fluctuations in currency exchange rates may lead to lower revenues and earnings.

Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and changes in currency exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in currency exchange rates have had and are expected to continue to have a significant impact on our consolidated and segment results from time to time. Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When exchange rates change significantly in a short period or move unfavorably over an extended period, as in recent years, it can be difficult for us to adjust retail prices accordingly, and gross margin can be adversely affected. In addition, a significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which our stores are located, could be significant.

Additionally, we routinely enter into inventory-related derivative instruments (a hedging strategy) to mitigate the impact of currency exchange rates on merchandise margins of merchandise purchases by our segments denominated in currencies other than their local currencies. In accordance with GAAP, we evaluate the fair value of these derivative instruments and make mark-to-market adjustments at the end of each accounting period. These adjustments are of a much greater magnitude when there is significant volatility in currency exchange rates and may have a significant impact on our earnings.

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

We may acquire new businesses (as we did with Trade Secret in fiscal 2016 and STP in fiscal 2013), invest in or enter into joint ventures with other businesses, develop new businesses internally (as with our new home store concept) and divest, close or consolidate businesses. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in a satisfactory manner could adversely affect our future results of operations and financial condition. Acquisition, investment or divestiture activities may divert attention of management from operating the existing businesses, and we may not effectively evaluate target companies, investments or investment partners or assess the risks, benefits and cost of buying, investing in or closing businesses or of the integration of acquired businesses, all of which can be difficult, time-consuming and dilutive. These activities may not meet our performance and other expectations and may expose us to unexpected or greater-than-expected costs, liabilities and risks. In addition, we have recorded intangible assets and goodwill and the value of the tradenames in connection with our acquisitions of Trade Secret and STP and may similarly do so in the future in connection with other acquisitions. If we are unable to realize the anticipated benefits from acquisitions, we may be required to impair some or all of the goodwill associated with an acquisition, which could adversely impact our results of operations and balance sheet. Divestitures, closings and consolidations could involve risks such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of an acquirer.

Our results may be materially adversely affected by the outcomes of litigation, legal proceedings and other legal or regulatory matters.

We are involved, or may in the future become involved, in legal proceedings, regulatory reviews, audits and other legal matters. These may involve inquiries, investigations, lawsuits and other proceedings by local, provincial, state and federal governmental entities (in the United States and other countries) and private plaintiffs, including with respect to employment and employee benefits including classification, employment rights, discrimination, wage and hour and retaliation; whistle blower claims; tax; securities; disclosure; real estate; tort; business practices; consumer protection; privacy/data security; product safety and compliance; advertising; and intellectual property. There continue to be a number of employment-related and consumer protection lawsuits, including putative class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, litigation can be both time-consuming and disruptive to our operations and may cause significant expense and diversion of management attention. Legal and regulatory proceedings and investigations could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.

Tax matters could adversely affect our results of operations and financial condition.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate and future tax liability could be adversely affected by numerous factors including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory income tax rates and higher than anticipated in countries with higher statutory income tax rates, changes in income tax rates, changes in transfer pricing, changes in the valuation of deferred tax assets and liabilities, changes in applicable tax legislation, regulations and treaties, exposure to additional tax liabilities, including interest and penalties, and changes in accounting principles and interpretations relating to tax matters, any of which could adversely impact our results of operations and financial condition in future periods. Significant judgment is required in evaluating and estimating our worldwide provision and accruals for taxes, and actual results may differ from our estimations.

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

We lease virtually all of our store locations, generally for an initial term of 10 years, with options to renew the term, in the U.S. and Canada or an initial term of 10 to 15 years in Europe. In addition, we either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate, which can adversely affect our results. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign leases or sublease space to third parties, or if we sell a business, we can remain liable on the lease obligations if the assignee or sublessee does not perform (as was the case with some of our former operations). In addition, when the lease term for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We lease virtually all of our store locations. Leases in the U.S. and Canada are generally for an initial term of 10 years with options to extend the lease term for one or more 5-year periods. Leases in Europe generally have an initial term of 10 to 15 years and in Australia the initial lease term is primarily 7 to 10 years. Some of the leases in Europe and Australia have options to extend. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified payments.

The following is a summary of our primary owned and leased distribution centers and primary administrative office locations as of January 28, 2017. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied.

DISTRIBUTION CENTERS

Marmaxx
T.J. Maxx	Worcester, Massachusetts	494,000 s.f.—owned
	Evansville, Indiana	989,000 s.f.—owned
	Las Vegas, Nevada	1,103,000 s.f.—owned
	Charlotte, North Carolina	595,000 s.f.—owned
	Pittston Township, Pennsylvania	1,017,000 s.f.—owned
	Chickasaw, Tennessee	415,000 s.f.—leased
	Memphis, Tennessee	800,000 s.f.—leased

Marshalls	Decatur, Georgia	780,000 s.f.—owned
	Woburn, Massachusetts	472,000 s.f.—leased
	Bridgewater, Virginia	562,000 s.f.—leased
	Philadelphia, Pennsylvania	1,001,000 s.f.—leased
	Phoenix, Arizona	1,139,000 s.f.—owned

HomeGoods	Brownsburg, Indiana	805,000 s.f.—owned
	Bloomfield, Connecticut	803,000 s.f.—owned
	Jefferson, Georgia	801,000 s.f.—owned
	Tucson, Arizona	858,000 s.f.—owned

TJX Canada	Brampton, Ontario	506,000 s.f.—leased
	Mississauga, Ontario	679,000 s.f.—leased
	Delta, British Columbia	427,000 s.f.—leased

TJX International	Wakefield, England	176,000 s.f.—leased
	Stoke, England	261,000 s.f.—leased
	Walsall, England	274,000 s.f.—leased
	Bergheim, Germany	322,000 s.f.—leased
	Wroclaw, Poland	303,000 s.f.—leased

OFFICE SPACE

Corporate, Marmaxx, HomeGoods	Framingham and Marlborough, Massachusetts	2,034,000 s.f.—owned and leased in several buildings

TJX Canada	Mississauga, Ontario	434,000 s.f.—leased

TJX International	Watford, England	280,000 s.f. — owned and leased
	Dusseldorf, Germany	45,000 s.f.—leased

Sierra Trading Post owns a 900,000 square foot facility in Cheyenne, Wyoming which houses its administrative offices and fulfillment center operations. Trade Secret, part of TJX International, leases office space and maintains third-party arrangements for a distribution center in Australia totaling approximately 107,000 square feet. In addition to the above office space, we also occupy smaller buying office locations in various countries.

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

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low sale prices for our common stock for fiscal 2017 and fiscal 2016 are as follows:

	Fiscal 2017		Fiscal 2016
Quarter	High	Low	High	Low
First	$79.20	$66.82	$71.03	$63.66
Second	$81.88	$72.43	$70.52	$64.30
Third	$83.64	$72.51	$76.93	$67.25
Fourth	$79.79	$71.50	$74.65	$63.53

The approximate number of common shareholders at January 28, 2017 was 122,400.

Our Board of Directors declared four quarterly dividends of $0.26 per share for fiscal 2017 and $0.21 per share for fiscal 2016. While our dividend policy is subject to periodic review by our Board of Directors, we are currently planning to pay a $0.3125 per share quarterly dividend in fiscal 2018, subject to declaration and approval by our Board of Directors, and currently intend to continue to pay comparable dividends in the future.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2017 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
October 30, 2016 through November 26, 2016	1,007,814	$74.42	1,007,814	$2,240,761,477
November 27, 2016 through December 31, 2016	2,386,775	$77.51	2,386,775	$2,055,762,135
January 1, 2017 through January 28, 2017	3,493,576	$75.85	3,493,576	$2,790,762,156
Total:	6,888,165		6,888,165

(1)	Repurchased under publicly announced stock repurchase programs.

(2)	Includes commissions for the shares repurchased under stock repurchase programs.

(3)

During the fourth quarter of fiscal 2017, TJX completed the $2.0 billion program announced in February 2015 and initiated a $2.0 billion stock repurchase program announced in February 2016. Under this program, we repurchased a total of 2.8 million shares at a cost of $209 million in the fourth quarter of 2017 and as of January 28, 2017, approximately $1.8 billion remained available for purchase under this plan. Additionally, as announced on February 22, 2017, our Board approved our 18th stock repurchase program in late January to authorize an additional $1.0 billion in repurchases from time to time, which is included in the table above.

ITEM 6. Selected Financial Data

Dollars in millions except per share amounts	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
					(53 Weeks)
Income statement and per share data:
Net sales	$33,184	$30,945	$29,078	$27,423	$25,878
Income from continuing operations	$2,298	$2,278	$2,215	$2,137	$1,907
Weighted average common shares for diluted earnings per share calculation (in thousands)	664,432	683,251	703,545	726,376	747,555
Diluted earnings per share from continuing operations	$3.46	$3.33	$3.15	$2.94	$2.55
Cash dividends declared per share	$1.04	$0.84	$0.70	$0.58	$0.46
Balance sheet data:
Cash and cash equivalents	$2,930	$2,095	$2,494	$2,150	$1,812
Working capital(1)	$2,993	$2,370	$2,648	$2,449	$1,855
Total assets(1)	$12,884	$11,490	$10,978	$10,091	$9,415
Capital expenditures	$1,025	$889	$912	$947	$978
Long-term obligations(2)	$2,228	$1,615	$1,613	$1,267	$768
Shareholders’ equity	$4,511	$4,307	$4,264	$4,230	$3,666
Other financial data:
After-tax return on average shareholders’ equity	52.1%	53.1%	52.2%	54.1%	55.5%
Total debt as a percentage of total capitalization(3)	33.1%	27.3%	27.4%	23.1%	17.3%
Stores in operation:
In the United States:
T.J. Maxx	1,186	1,156	1,119	1,079	1,036
Marshalls	1,035	1,007	975	942	904
Sierra Trading Post	12	8	6	4	4
HomeGoods	579	526	487	450	415
In Canada:
Winners	255	245	234	227	222
HomeSense	106	101	96	91	88
Marshalls	57	41	38	27	14
In Europe:
T.K. Maxx	503	456	407	371	343
HomeSense	44	39	33	28	24
In Australia:
Trade Secret	35	35	—	—	—
Total	3,812	3,614	3,395	3,219	3,050

Selling square footage (in thousands):
In the United States:
T.J. Maxx	26,614	26,158	25,461	24,712	23,894
Marshalls	24,750	24,308	23,715	23,092	22,380
Sierra Trading Post	227	159	122	83	83
HomeGoods	11,119	10,234	9,537	8,865	8,210
In Canada:
Winners	5,629	5,470	5,310	5,196	5,115
HomeSense	1,984	1,900	1,824	1,748	1,698
Marshalls	1,307	975	914	666	363
In Europe:
T.K. Maxx	10,787	9,970	9,109	8,383	7,830
HomeSense	714	639	545	464	411
In Australia:
Trade Secret	667	667	—	—	—
Total	83,798	80,480	76,537	73,209	69,984

(1)	Amounts adjusted to reflect the reclassification of debt issuance cost in accordance with ASU 2015-03. We reclassified $9 million, $11 million, $7 million and $6 million of debt issuance cost from other assets to long-term obligations at January 30, 2016, January 31, 2015, February 1, 2014, and February 2, 2013 respectively. See “Note A: Summary of Accounting Policies” within Item 8 of this Form 10-K for additional information.

(2)	Defined as long-term debt, exclusive of current installments and capital lease obligations, less the portion due within one year.

(3)	Defined as shareholders’ equity, short-term debt, long-term debt and capital lease obligations, including current maturities.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows relates to our 52-week fiscal years ended January 28, 2017 (fiscal 2017), January 30, 2016 (fiscal 2016) and January 31, 2015 (fiscal 2015).

OVERVIEW

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,800 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International, (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe, and Trade Secret in Australia). In the U.S. we also operate Sierra Trading Post (STP), an off-price Internet retailer with a small number of stores. The results of STP are reported in our Marmaxx segment.

Fiscal 2017 was another successful year for TJX. We posted a strong increase in net sales and solid earnings per share growth on top of strong increases in both fiscal 2016 and fiscal 2015. We continued to generate strong cash flows, allowing us to return value to our shareholders through cash dividends and share repurchases. In addition, we continue to reinvest in our business by adding new stores and remodeling existing ones, while continuing to strengthen our infrastructure in support of our continuing growth, and we implemented the second phase of our wage initiative to raise wages for U.S. hourly store associates.

Highlights of our financial performance for fiscal 2017 include the following:

—

Same store sales increased 5% in fiscal 2017 over an increase of 5% in fiscal 2016 and an increase of 2% in fiscal 2015. The fiscal 2017 increase was driven primarily by an increase in customer traffic.

—

Net sales increased to $33.2 billion for fiscal 2017, up 7% over the same period last year. Net sales increased to $30.9 billion for fiscal 2016, up 6% over the prior year. At January 28, 2017, the number of stores in operation increased 5% and selling square footage increased 4% over the end of fiscal 2016.

—

Earnings per share for fiscal 2017 were $3.46 per diluted share compared to $3.33 per diluted share in fiscal 2016. Fiscal 2017 earnings per share was reduced by $0.07 from a loss on the early extinguishment of debt and a pension settlement charge during the third quarter.

—

Our fiscal 2017 pre-tax margin (the ratio of pre-tax income to net sales) was 11.2%, a 0.6 percentage point decrease compared to our fiscal 2016 pre-tax margin. The two third quarter charges reduced pre-tax margin by 0.3 percentage points in fiscal 2017.

—	Our cost of sales ratio for fiscal 2017 was 71.0%, a 0.2 percentage point decrease compared to the fiscal 2016 ratio. This improvement was driven by an increase in merchandise margin.

—

Our selling, general and administrative expense ratio for fiscal 2017 increased 0.6 percentage points to 17.4% from 16.8% in fiscal 2016. This increase is primarily due to higher store payroll costs due to wage increases and investments to support our growth.

—

Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, were down 5% (down 4% on a constant currency basis) at the end of fiscal 2017 as compared to the prior year.

—

During fiscal 2017, we repurchased 22.3 million shares of our common stock for $1.7 billion. Earnings per share reflect the benefit of the stock repurchase program. In January 2017, our Board of Directors authorized our 18th stock repurchase program for an additional $1.0 billion.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for fiscal 2017 totaled $33.2 billion, a 7% increase over $30.9 billion in fiscal 2016. The increase reflected a 5% increase from same store sales and a 4% increase from new stores, offset by a 2% negative impact from foreign currency exchange rates. Net sales from our e-commerce businesses amount to approximately 1% of total sales and had an immaterial impact on fiscal 2017 sales growth. Consolidated net sales for fiscal 2016 totaled $30.9 billion, a 6% increase over $29.1 billion in fiscal 2015. The increase reflected a 5% increase from same store sales and a 4% increase from new stores, offset by a 3% negative impact from foreign currency exchange rates.

Same store sales increases in the U.S. for fiscal 2017 were primarily due to an increase in customer traffic. We also had a strong increase in units sold which was largely offset by a reduction in the average ticket. In fiscal 2017, home fashions performed better than apparel but both recorded strong same store sales growth. Geographically, in the U.S., sales were strong in virtually all regions, with the Southeast and the Great Lakes regions reporting the highest same store sales growth. In Canada, same store sales increases were well above the consolidated average while TJX International was below the consolidated average.

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

We define same store sales to be sales of those stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. The sales of our e-commerce businesses, meaning Sierra Trading Post (including stores), tjmaxx.com and tkmaxx.com, are not included in same store sales. We classify a store as a new store until it meets the same store sales criteria. The recently acquired Trade Secret stores will be included in same store sales when they meet the above definition. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year, unless a store is closed. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated by translating the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance. We define customer traffic to be the number of transactions in stores included in the same store sales calculation and define average ticket to be the average retail price of the units sold. We define average transaction or average basket to be the average dollar value of transactions included in the same store sales calculation.

The following table sets forth our consolidated operating results as a percentage of net sales:

	Percentage of Net Sales
	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Net sales	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.0	71.2	71.5
Selling, general and administrative expenses	17.4	16.8	16.1
Loss on early extinguishment of debt	0.2	—	0.1
Pension settlement charge	0.1	—	—
Interest expense, net	0.1	0.1	0.1
Income before provision for income taxes*	11.2%	11.8%	12.2%
Diluted earnings per share	$3.46	$3.33	$3.15

*	Figures may not foot due to rounding.

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.0% in fiscal 2017 compared to 71.2% in fiscal 2016 and 71.5% in fiscal 2015. The improvement in this expense ratio was driven by an increase in our profit margin on merchandise sold (merchandise margin) along with leverage on buying and occupancy costs as a result of the 5% same store sales increase. Together these two items benefitted the fiscal 2017 expense ratio by approximately 0.5 percentage points. Merchandise margin improved despite the continued pressure transactional foreign exchange had on the cost of merchandise at our foreign segments this year versus the prior year. Although not as significant as in fiscal 2016, the change in exchange rates continued to impact the cost of merchandise that was denominated in currencies other than our foreign segments’ local currency, primarily the U.S. dollar. These improvements were partially offset by higher supply chain costs and the negative impact of the mark to market of inventory derivatives.

The improvement in the fiscal 2016 expense ratio as compared to fiscal 2015 was driven by leverage on buying and occupancy costs as a result of the 5% same store sales increase along with an increase in merchandise margin. Similar to fiscal 2017, together these two items benefitted the fiscal 2016 expense ratio by approximately 0.5 percentage points. Merchandise margin improved despite the negative impact transactional foreign exchange had on the cost of merchandise for TJX Canada and Europe for fiscal 2016 versus fiscal 2015. The change in exchange rates increased the cost of merchandise purchased by TJX Canada and Europe that were denominated in currencies other than the divisions’ respective local currency, primarily the U.S. dollar. This expense ratio was also negatively impacted by increased freight and distribution costs associated with moving more units through our supply chain and the mark to market of inventory derivatives.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of net sales were 17.4% in fiscal 2017, 16.8% in fiscal 2016 and 16.1% in fiscal 2015. The increase in this ratio in fiscal 2017 was primarily due to a combination of higher employee payroll costs, due to wage increases, investments to support our growth and supply chain costs, partially offset by the favorable impact of reduced contributions to the TJX charitable foundations in fiscal 2017.

Similar to fiscal 2017, the increase in this ratio in fiscal 2016 was primarily due to a combination of higher employee payroll costs, due to our wage initiative and an increase in supply chain costs, along with our incremental investments. In addition the fiscal 2016 expense ratio was unfavorably impacted by higher contributions to TJX’s charitable foundations in fiscal 2016 as compared to the prior year.

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

Interest expense, net: The components of interest expense, net for the last three fiscal years are summarized below:

	Fiscal Year Ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 31, 2015
Interest expense	$69,219	$68,253	$64,783
Capitalized interest	(7,548)	(7,984)	(9,403)
Interest (income)	(18,137)	(13,869)	(15,593)
Interest expense, net	$43,534	$46,400	$39,787

The decrease in net interest expense for fiscal 2017 is due to additional interest income as a result of an increase in investments as well as an increase in interest rates.

The increase in net interest expense for fiscal 2016 reflects interest expense in fiscal 2016 on the financing lease obligation related to TJX Canada’s new home office of $3.7 million. The increase in net interest expense also reflects a reduction in capitalized interest costs and interest income in fiscal 2016 as compared to fiscal 2015.

Income taxes: Our effective annual income tax rate was 38.3% in fiscal 2017, 37.7% in fiscal 2016 and 37.6% in fiscal 2015. The increase in the fiscal 2017 income tax rate was due to the jurisdictional mix of income and the valuation allowance on foreign net operating losses. In addition, the fiscal 2016 effective income tax rates benefitted from a reduction in our reserve for uncertain tax positions related to our adoption of the new Tangible Property Regulations. The increase in the fiscal 2016 effective income tax rate, as compared to fiscal 2015, was primarily due to the jurisdictional mix of income and the valuation allowance on foreign net operating losses.

Net income and diluted earnings per share: Net income was $2.3 billion in fiscal 2017, a 1% increase over $2.3 billion in fiscal 2016, which in turn was a 3% increase over $2.2 billion in fiscal 2015. Diluted earnings per share were $3.46 in fiscal 2017, $3.33 in fiscal 2016 and $3.15 in fiscal 2015. The third quarter charges from the loss on early extinguishment of debt and the pension settlement, collectively reduced fiscal 2017 net income by $50.0 million, or $0.07 per share. Foreign currency exchange rates also affected the comparability of our results. Foreign currency exchange rates had a $0.07 negative impact on earnings per share in fiscal 2017 when compared to fiscal 2016, and a $0.09 negative impact in fiscal 2016 when compared to fiscal 2015.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately 3% in each fiscal year. We repurchased 22.3 million shares of our stock at a cost of $1.7 billion in fiscal 2017, 26.5 million shares of our stock at a cost of $1.8 billion in fiscal 2016 and 27.7 million shares of our stock at a cost of $1.7 billion in fiscal 2015.

Segment information: We operate four main business segments. Our Marmaxx (T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods segments both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe and Trade Secret in Australia. In the U.S., we also operate STP, an off-price Internet retailer with a small number of stores. We currently consider all of STP, including its limited number of stores, as part of our e-commerce businesses. The results of STP have been included in our Marmaxx segment. We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense, loss on early extinguishment of debt, the pension settlement charge and interest expense. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Fiscal Year Ended
Dollars in millions	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$21,246.0	$19,948.2	$18,687.9
Segment profit	$2,995.0	$2,858.8	$2,736.7
Segment profit as a percentage of net sales	14.1%	14.3%	14.6%
Increase in same store sales	5%	4%	1%
Stores in operation at end of period
T.J. Maxx	1,186	1,156	1,119
Marshalls	1,035	1,007	975
STP	12	8	6
Total	2,233	2,171	2,100
Selling square footage at end of period (in thousands)
T.J. Maxx	26,614	26,158	25,461
Marshalls	24,750	24,308	23,715
STP	227	159	122
Total	51,591	50,625	49,298

Net sales at Marmaxx increased 7% in fiscal 2017 as compared to fiscal 2016. The increase reflected a 5% increase from same store sales and a 2% increase from new store sales. The same store sales increase of 5% in fiscal 2017 is on top of a 4% increase in the prior year. Same store sales growth at Marmaxx for fiscal 2017 was primarily due to an increase in customer traffic. Marmaxx same store sales also reflect an increase in units sold, which was largely offset by a decrease in the average ticket. Geographically, same store sales were strong throughout most of the country with the Southeast and Great Lakes regions particularly strong. Home fashions outperformed apparel for fiscal 2017 with both categories posting same store sales growth. Overall, e-commerce sales represent approximately 2% of Marmaxx’s net sales.

The same store sales increase of 4% in fiscal 2016 was on top of a 1% increase in the prior year. Same store sales growth at Marmaxx for fiscal 2016 was due to an increase in customer traffic. Marmaxx same store sales also reflect an increase in units sold, which was more than offset by a decrease in the average ticket. Our merchandise mix and pricing strategy throughout fiscal 2016 resulted in the lower average ticket which we believe contributed to strong growth in customer traffic and in units sold. Geographically, same store sales were strong throughout most of the country with the Southeast region particularly strong. Home fashions outperformed apparel for fiscal 2016 with both categories posting same store sales growth.

Segment margin in fiscal 2017 was 14.1% compared to 14.3% in fiscal 2016. Marmaxx results for fiscal 2017 reflect an increase in merchandise margin and buying and occupancy expense leverage, on same store sales growth, of approximately 0.7 percentage points. However, these gains were more than offset by higher store payroll costs, primarily due to wage increases and processing more units at the store level, higher distribution costs, as well as an increase in credit card chargeback costs. Tjmaxx.com and STP (our U.S. e-commerce businesses) did not have a significant impact on year-over-year segment margin comparisons.

Segment margin in fiscal 2016 was 14.3%, compared to 14.6% in fiscal 2015. Marmaxx results for fiscal 2016 reflect improvements in merchandise margin and occupancy expense leverage, on same store sales growth, of approximately 0.6 percentage points. However, these gains were offset by higher distribution costs, reflecting the increase in units processed as well as higher store payroll, primarily due to our wage initiative, and processing more units at the store level. In addition, tjmaxx.com and STP (our U.S. e-commerce businesses) had a negative impact on year-over-year segment margin comparisons of 0.3 percentage points. Our e-commerce businesses operate at lower profit margins and at STP, we incurred additional costs as we continue to transition this business to a more fully off-price model and to adjust its merchandise mix.

In fiscal 2018, we expect to open approximately 65 Marmaxx stores, which would increase selling square footage by approximately 2%.

HomeGoods

	Fiscal Year Ended
Dollars in millions	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$4,404.6	$3,915.2	$3,414.4
Segment profit	$613.8	$549.3	$463.2
Segment profit as a percentage of net sales	13.9%	14.0%	13.6%
Increase in same store sales	6%	8%	7%
Stores in operation at end of period	579	526	487
Selling square footage at end of period (in thousands)	11,119	10,234	9,537

HomeGoods’ net sales increased 12% in fiscal 2017, on top of a 15% increase in fiscal 2016. The increase in fiscal 2017 reflected a 6% increase from same store sales and a 6% increase from new store sales. The sales increase of 15% in fiscal 2016 reflected a same store sales increase of 8% and an increase from new stores of 7%. The increase in same store sales for fiscal 2017 and fiscal 2016 was primarily due to an increase in customer traffic.

Segment profit margin for fiscal 2017 was 13.9% compared to 14.0% for fiscal 2016. Segment margin for fiscal 2017 was favorably impacted by an increase in merchandise margin and expense leverage, primarily occupancy costs, on strong same store sales growth. These increases in segment margin were more than offset by higher payroll costs related to wage increases, an increase in distribution costs, which includes the opening of a new distribution center in fiscal 2017, and an increase in credit card chargeback costs. Segment profit margin for fiscal 2016 was 14.0%, up from 13.6% for fiscal 2015. The increase in fiscal 2016 was driven by expense leverage, primarily buying and occupancy costs, on strong same store sales growth and an increase in merchandise margin, partially offset by an increase in distribution costs and higher payroll costs related to our wage initiative.

In fiscal 2018, we plan an increase of approximately 81 HomeGoods stores, which would increase selling square footage by approximately 11%. We also plan on launching a new U.S. home concept, with the first few stores opening later in fiscal 2018.

Foreign Segments:

TJX Canada

	Fiscal Year Ended
U.S. Dollars in millions	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$3,171.1	$2,854.6	$2,883.9
Segment profit	$413.4	$375.3	$393.6
Segment profit as a percentage of net sales	13.0%	13.1%	13.6%
Increase in same store sales	8%	12%	3%
Stores in operation at end of period
Winners	255	245	234
HomeSense	106	101	96
Marshalls	57	41	38
Total	418	387	368
Selling square footage at end of period (in thousands)
Winners	5,629	5,470	5,310
HomeSense	1,984	1,900	1,824
Marshalls	1,307	975	914
Total	8,920	8,345	8,048

Net sales for TJX Canada increased 11% in fiscal 2017 compared to a decrease of 1% in fiscal 2016. The increase in sales for fiscal 2017 reflected same store sales growth of 8% and a 5% increase from new stores offset by 2% from the negative impact of foreign currency translation. The decrease in net sales of 1% in fiscal 2016 was due entirely to currency translation which negatively impacted sales growth by 16%, more than offsetting sales growth of 12% from same store sales and an increase of 3% from new stores. The same store sales increases in fiscal 2017 and fiscal 2016 were primarily due to an increase in customer traffic.

Segment profit margin decreased 0.1 percentage point to 13.0% in fiscal 2017. The decline in segment margin was driven by a decrease in merchandise margin and higher supply chain and distribution center costs, which included the opening of a new distribution center. The decline in merchandise margin, similar to the prior year, was primarily due to transactional foreign exchange as the year-over-year changes in currency exchange rates increased TJX Canada’s cost of merchandise purchased in U.S. dollars. These declines in segment margin were largely offset by expense leverage, primarily buying and occupancy costs, on the same store sales growth, as well as the benefit of transactional foreign currency activity resulting in foreign currency gains in fiscal 2017 as compared to foreign currency losses in fiscal 2016. These foreign currency gains and losses result from the timing and settlement of payables denominated in currencies other than the Canadian Dollar.

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

In fiscal 2018, we plan an increase of approximately 35 stores in Canada, which would increase selling square footage by approximately 7%.

TJX International

	Fiscal Year Ended
U.S. Dollars in millions	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$4,362.0	$4,226.9	$4,092.3
Segment profit	$235.5	$316.9	$337.4
Segment profit as a percentage of net sales	5.4%	7.5%	8.2%
Increase in same store sales	2%	4%	3%
Stores in operation at end of period
T.K. Maxx	503	456	407
HomeSense	44	39	33
Trade Secret	35	35	—
Total	582	530	440
Selling square footage at end of period (in thousands)
T.K. Maxx	10,787	9,970	9,109
HomeSense	714	639	545
Trade Secret	667	667	—
Total	12,168	11,276	9,654

Net sales for TJX International increased 3% in fiscal 2017 to $4.4 billion compared to $4.2 billion in fiscal 2016, on top of a 3% increase in fiscal 2016 compared to fiscal 2015. The increase in fiscal 2017 reflected a 12% increase from new store sales (which includes Trade Secret for the full fiscal year) and a 2% increase from same store sales, offset by the unfavorable impact from currency translation of 11%. The increase in same store sales for fiscal 2017 was primarily driven by an increase in customer traffic. Net sales for TJX International increased 3% in fiscal 2016 to $4.2 billion compared to $4.1 billion in fiscal 2015. The increase in fiscal 2016 reflected a 9% increase from new store sales and a 4% increase from same store sales, offset by the unfavorable impact from foreign currency translation of 10%. Overall, e-commerce sales represent approximately 2% of TJX International’s net sales.

Segment profit margin decreased 2.1% percentage points to 5.4% in fiscal 2017 compared to fiscal 2016. The inclusion of Trade Secret for the full year negatively impacted segment margin by 0.9 percentage points. In addition fiscal 2017 segment margin was negatively affected by the unfavorable impact of the mark-to-market adjustment of inventory derivatives, higher store payroll costs and expense deleverage on the weak same store sales growth.

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

We expect to add approximately 49 stores to TJX International in fiscal 2018, which would increase selling square footage by approximately 6%. We plan to rebrand the Trade Secret stores to T.K. Maxx stores during fiscal 2018.

General Corporate Expense:

	Fiscal Year Ended
Dollars in millions	January 28, 2017	January 30, 2016	January 31, 2015
General corporate expense	$408.2	$395.6	$324.4

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses. The increase in general corporate expense for fiscal 2017 is driven by continued investments in corporate systems and technology along with increases in compensation, benefits and professional services. These increases were partially offset by the impact of lower contributions to the TJX charitable foundations in fiscal 2017 than fiscal 2016.

Increased contributions to the TJX charitable foundations, higher incentive compensation accruals due to our above-plan performance and costs related to the acquisition of Trade Secret in Australia accounted for approximately $61 million of the increase in general corporate expense in fiscal 2016 as compared to fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities: Net cash provided by operating activities was $3,602 million in fiscal 2017, $2,937 million in fiscal 2016 and $3,008 million in fiscal 2015. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.

Operating cash flows for fiscal 2017 increased by $665 million compared to fiscal 2016. Net income, adjusted for non-cash items and the early extinguishment of debt, increased operating cash flows in fiscal 2017 as compared to fiscal 2016 by $86 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in an increase of cash of $60 million in fiscal 2017, compared to a use of cash of $290 million in fiscal 2016, positively impacting year-over-year cash flows by $350 million. The positive cash flow impact of the change in inventory and accounts payable in 2017 was due to lower inventory levels at fiscal 2017 year end and increased payments in fiscal 2016 due to merchandise received late in the fourth quarter of fiscal 2015 that was paid for in fiscal 2016. The change in accrued expenses and other liabilities favorably impacted cash flows by $536 million in fiscal 2017 versus a favorable impact of $353 million in fiscal 2016. This favorable impact of $183 million in year-over-year cash flows from operations was driven primarily by increased liabilities for deferred compensation, gift cards and deferred revenue, sales taxes and income taxes payable. Fiscal 2016 cash flow from operations was reduced by $23 million for the cost to acquire favorable lease rights.

Operating cash flows for fiscal 2016 decreased by $71 million compared to fiscal 2015. Net income adjusted for the non-cash impact of depreciation and deferred income tax provision, provided cash of $2,926 million in fiscal 2016 compared to $2,906 million in fiscal 2015, an increase of $20 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $290 million in fiscal 2016, compared to a use of cash of $47 million in fiscal 2015, negatively impacting year-over-year cash flows by $243 million. The cash flow impact of the change in inventory and accounts payable was primarily due to an increase in packaway inventory at the end of fiscal 2016 as compared to the prior year as well as the impact of merchandise received late in the fourth quarter of fiscal 2015 that was paid for in fiscal 2016. The change in accrued expenses and other liabilities favorably impacted cash flows by $353 million in fiscal 2016 versus a favorable impact of $166 million in fiscal 2015. This favorable impact of $187 million in year-over-year cash flows from operations was driven primarily by an additional $100 million of voluntary contributions to our qualified pension plan in fiscal 2015 as compared to fiscal 2016. Lastly, fiscal 2016 cash flow from operations was reduced by $23 million for the cost to acquire favorable lease rights.

Investing activities: Our cash flows for investing activities include capital expenditures for the last three fiscal years as set forth in the table below:

	Fiscal Year Ended
In millions	January 28, 2017	January 30, 2016	January 31, 2015
New stores	$191.2	$199.1	$201.5
Store renovations and improvements	274.8	299.7	266.8
Office and distribution centers	558.7	390.6	443.2
Capital expenditures	$1,024.7	$889.4	$911.5

We expect our capital expenditures in fiscal 2018 will be approximately $1.2 billion, including approximately $600 million for our offices and distribution centers (including buying and merchandising systems and information systems) to support growth, approximately $350 million for store renovations and approximately $250 million for new stores. We plan to fund these expenditures through internally generated funds.

In fiscal 2017, we purchased $717 million of investments, compared to $798 million in fiscal 2016. Additionally, $529 million of investments were sold or matured during fiscal 2017 compared to $681 million in the prior year. This activity primarily relates to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented. Finally, fiscal 2016 investing activities include the initial payment of $57 million for the acquisition of Trade Secret.

Financing activities: Cash flows from financing activities resulted in net cash outflows of $1,562 million in fiscal 2017, $2,176 million in fiscal 2016 and $1,560 million in fiscal 2015.

During the fiscal 2017 third quarter we received net proceeds of $992.5 million from the issuance of $1 billion of 2.25% ten-year notes. A portion of the proceeds were used to redeem our $375 million 6.95% notes prior to their scheduled maturity. The redemption of the notes, including the prepayment penalty, resulted in cash outflows of $426 million. The remainder of the proceeds from the notes offering were used for working capital and other general corporate purposes.

TJX repurchased and retired 22.3 million shares of its common stock at a cost of $1.7 billion during fiscal 2017, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. Under our stock repurchase programs, we spent $1.7 billion to repurchase 22.3 million shares of our stock in fiscal 2017, $1.8 billion to repurchase 26.6 million shares of our stock in fiscal 2016 and $1.7 billion to repurchase 27.6 million shares of our stock in fiscal 2015. See Note E to the consolidated financial statements for more information. In February 2017, we announced that our Board of Directors authorized an additional repurchase program authorizing the repurchase of up to an additional $1.0 billion of TJX stock. We currently plan to repurchase approximately $1.3 billion to $1.8 billion of stock under our stock repurchase programs in fiscal 2018. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change.

We declared quarterly dividends on our common stock which totaled $1.04 per share in fiscal 2017, $0.84 per share in fiscal 2016 and $0.70 per share in fiscal 2015. Cash payments for dividends on our common stock totaled $651 million in fiscal 2017, $544 million in fiscal 2016 and $466 million in fiscal 2015. We also received proceeds from the exercise of employee stock options of $164 million in fiscal 2017, $132 million in fiscal 2016 and $143 million in fiscal 2015. We expect to pay quarterly dividends for fiscal 2018 of $0.3125 per share, or an annual dividend of $1.25 per share, subject to the declaration and approval of our Board of Directors. This would represent a 20% increase over the per share dividends declared and paid in fiscal 2017.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of January 28, 2017, our cash and cash equivalents held outside the U.S. were $1.3 billion, of which $341.7 million was held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India and Hong Kong. If we repatriate cash from such subsidiaries, we would not expect to incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities are more than adequate to meet our operating needs over the next fiscal year. One of our credit facilities was amended subsequent to the fiscal year end and is more fully described in Note K to the consolidated financial statements.

Contractual obligations: As of January 28, 2017, we had known contractual obligations (including current installments) under long-term debt arrangements, operating leases for property and equipment and purchase obligations as follows (in thousands):

	Payments Due by Period
Tabular Disclosure of Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$2,808,964	$64,774	$129,173	$870,380	$1,744,637
Operating lease commitments(2)	8,521,086	1,455,642	2,629,436	1,997,670	2,438,338
Purchase obligations(3)	3,440,995	3,307,565	86,016	45,865	1,549
Total obligations	$14,771,045	$4,827,981	$2,884,625	$2,913,915	$4,184,524

(1)	Includes estimated interest costs and financing lease obligations.

(2)	Reflects minimum rent. Does not include costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2017.

(3)	Includes estimated obligations under purchase orders for merchandise and under agreements for capital items, products and services used in our business, including executive employment and other agreements. Excludes agreements that can be cancelled without penalty.

We also have long-term liabilities for which it is not reasonably possible for us to predict when they may be paid which include $471.7 million for employee compensation and benefits, and $36.7 million for uncertain tax positions.

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

Impairment of long-lived assets, goodwill and tradenames: We evaluate the recoverability of the carrying value of our long-lived assets, goodwill and tradenames at least annually and whenever events or circumstances occur that would indicate that the carrying amounts of those assets are not recoverable. Significant judgment is involved in projecting the cash flows of individual stores, as well as of our business units, which involve a number of factors including historical trends, recent performance and general economic assumptions. If we determine that an impairment of long-lived assets, goodwill and tradenames has occurred, we record an impairment charge equal to the excess of the carrying value of those assets over the estimated fair value of the assets. We determine the fair value of our business units using the discounted cash flow method which requires assumptions for the weighted average cost of capital (WACC) and revenue growth for the related business unit. The fair value of our business units exceeds their carrying value by a significant amount with the exception of

Sierra Trading Post (STP). Currently the fair value of STP exceeds the carrying value by approximately 10%. Our valuation for STP assumes a WACC of 10.1% for similar type entities and a perpetuity growth rate of 2%. An increase of 50 basis points in the WACC reduces the valuation by approximately $30 million and a decrease in the perpetuity growth rate of 50 basis points reduces the fair value by approximately $10 to $15 million. The valuation also assumes 15 to 20 new stores are opened annually over the next 10 years. We continue to transition STP from a promotional model to the off-price model and expand its store base. Although we are optimistic about the future of STP, since its acquisition these changes have resulted in operating results that have not met our short term expectations. The operating results of STP are not material to TJX’s consolidated results, if however their operating results continue to fall short of our projections it is possible we could be faced with an impairment of some or all of the $97 million of goodwill recorded at the time of acquisition.

Retirement obligations: Retirement costs are accrued over the service life of an employee and represent, in the aggregate, obligations that will ultimately be settled far in the future and are therefore subject to estimates. We are required to make economic, demographic and other assumptions regarding variables, such as the discount rate for valuing pension obligations, the long-term rate of return assumed to be earned on pension assets and assumptions about mortality, all of which impact the net periodic pension cost for the period. These assumptions, including the discount rate, which we determine annually based on market interest rates, and our estimated long-term rate of return, which can differ considerably from actual returns, can have a significant impact on the annual cost of retirement benefits and the funded status of our qualified pension plan. If our discount rate decreased 0.25 percentage points, our fiscal 2017 pension cost for our funded plan would have increased by approximately $10 million. Similarly, an increase in the discount of rate of 0.25 percentage points would result in a comparable reduction of pension cost. A change of 0.25 percentage points in our long-term rate of return would increase or decrease our fiscal 2017 pension cost by approximately $3 million. When the discount rate, market performance of our plan assets, changes in laws, regulations, actuarial standards or other factors have a negative impact on the funded status of our plan, our required contributions may increase. We also consider these factors in determining the amount of voluntary contributions we may make to the plan in excess of mandatory funding requirements. In fiscal 2017, we funded our qualified pension plan with a voluntary contribution of $50 million.

Share-based compensation: In accordance with GAAP, we estimate the fair value of stock awards issued to employees and directors under our Stock Incentive Plan. The fair value of the awards is amortized as “share-based compensation” over the vesting periods during which the recipients are required to provide service. We use the Black-Scholes option pricing model for determining the fair value of stock options granted, which requires management to make significant judgments and estimates such as participant activity and market results. The use of different assumptions and estimates could have a material impact on the estimated fair value of stock option grants and the related compensation cost. A 5% increase in expected volatility would increase the per-option value of our most recent option award by 6% while a decrease of the same amount would decrease the per-option value of our most recent option award by 6%.

Casualty insurance: Our casualty insurance program is a self-insured program which requires us to estimate the total claims we would incur as a component of our annual insurance cost. The estimated claims are developed, with the assistance of an actuary, based on historical experience and other factors. These estimates involve significant judgments and assumptions, and actual results could differ from these estimates. If our estimate for the claims component of our casualty insurance for fiscal 2017 were to change by 5%, the fiscal 2017 pre-tax cost would increase or decrease by approximately $4 million. A large portion of these claims is funded with a non-refundable payment during the policy year, offsetting our estimated claims accrual. We had a net accrual of $30.8 million for the unfunded portion of our casualty insurance program as of January 28, 2017.

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

TJX is exposed to market risks in the ordinary course of business. Some potential market risks are discussed below:

FOREIGN CURRENCY EXCHANGE RISK

We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. Our currency risk primarily relates to our activity in the Canadian dollar, British pound and Euro. As more fully described in Note F to our consolidated financial statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. Our foreign exchange risk management policy prohibits us from using derivative financial instruments for trading or other speculative purposes and we do not use any leveraged derivative financial instruments. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of January 28, 2017 and January 30, 2016, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income for the fiscal year by approximately $65 million and $69 million, respectively.

EQUITY PRICE AND OTHER MARKET RISK

The assets of our funded qualified pension plan, a portion of which are equity securities, are subject to the risks and uncertainties of the financial markets. We invest the pension assets (described further in Note J to the consolidated financial statements) in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. A significant decline in the financial markets could adversely affect the value of our pension plan assets and the funded status of our pension plan, resulting in increased required contributions to the plan or other plan-related liabilities. Our pension plan investment policy prohibits the use of derivatives for speculative purposes.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2017 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2017 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 28, 2017.

(d) Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 28, 2017, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this report. TJX will file with the Securities and Exchange Commission (SEC) a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 28, 2017 (Proxy Statement). The other information required by this Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate Governance,” including in “Board Committees and Meetings,” and “Audit Committee Report” and “Beneficial Ownership” in “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated herein by reference.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

Schedule II – Valuation and Qualifying Accounts

In thousands	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended January 28, 2017	$41,723	$1,483,146	$1,481,633	$43,236
Fiscal Year Ended January 30, 2016	$35,476	$1,497,963	$1,491,716	$41,723
Fiscal Year Ended January 31, 2015	$37,429	$1,348,933	$1,350,886	$35,476
Casualty Insurance Reserve:
Fiscal Year Ended January 28, 2017	$19,686	$87,110	$75,986	$30,810
Fiscal Year Ended January 30, 2016	$14,303	$80,738	$75,355	$19,686
Fiscal Year Ended January 31, 2015	$14,696	$72,604	$72,997	$14,303

b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description of Exhibit
3(i).1	Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed for the quarter ended July 28, 2005.
3(ii).1	By-laws of TJX, as amended, are incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on September 22, 2009.
4.1	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009 is incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on April 2, 2009 (File 333-158360).
4.2	Third Supplemental Indenture dated as of May 2, 2013 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, is incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed on May 2, 2013.
4.3	Fourth Supplemental Indenture dated as of June 5, 2014 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, is incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed on June 5, 2014.
4.4	Indenture between The TJX Companies, Inc. and U.S. Bank National Association dated September 12, 2016 is incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on September 12, 2016.
4.5	First Supplemental Indenture dated as of September 12, 2016 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, is incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed on September 12, 2016.
10.1	The Amended and Restated Employment Agreement dated January 29, 2016 between Carol Meyrowitz and TJX is incorporated herein by reference to Exhibit 10.1 to the Form 10-K filed for the fiscal year ended January 30, 2016.*
10.2	The Amended and Restated Employment Agreement dated January 29, 2016 between Ernie Herrman and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 30, 2016.*
10.3	The Employment Agreement dated January 31, 2014 between and among Michael MacMillan, NBC Attire, Inc. and TJX is incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed for the fiscal year ended February 1, 2014. The Letter Agreement dated March 30, 2015 between and among Michael MacMillan, NBC Attire, Inc. and TJX is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 2, 2015. The Letter Agreement dated January 27, 2017 between and among Michael MacMillan, NBC Attire, Inc. and TJX is filed herewith.*
10.4	The Employment Agreement dated March 10, 2017 between and among Michael MacMillan, Winners Merchants International LP and TJX is filed herewith.*
10.5	The Employment Agreement dated January 30, 2015 between Richard Sherr and TJX is incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed for the fiscal year ended January 31, 2015.*
10.6	The Employment Agreement dated January 30, 2015 between Scott Goldenberg and TJX is incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed for the fiscal year ended January 31, 2015.*
10.7	The Employment Agreement dated as of September 29, 2014 between Kenneth Canestrari and TJX is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended November 1, 2014.*

10.8	The Stock Incentive Plan (2013 Restatement) is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 4, 2013.* The First Amendment to the Stock Incentive Plan (2013 Restatement) effective as of June 7, 2016 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 30, 2016. The Second Amendment to the Stock Incentive Plan (2013 Restatement) effective as of January 29, 2017 is filed herewith.*
10.9	The Stock Incentive Plan Rules for U.K. Employees, as amended April 7, 2009, is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 31, 2010.*
10.10	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as amended and restated through June 1, 2004 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.11	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.1 to the Form 10-Q filed for the quarter ended October 31, 2009. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2009 is incorporated herein by reference to Exhibit 12.2 to the Form 10-Q filed for the quarter ended October 31, 2009.*
10.12	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 9, 2010 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 30, 2010. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 9, 2010 is incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed for the fiscal year ended January 28, 2012.*
10.13	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 20, 2012 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 27, 2012. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 20, 2012 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 27, 2012.*
10.14	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 19, 2013 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended November 2, 2013. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2013 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended November 2, 2013.*
10.15	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 10, 2014 is incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended November 1, 2014. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 10, 2014 is incorporated herein by reference to Exhibit 10.5 to the Form 10-Q filed for the quarter ended November 1, 2014.*
10.16	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2015 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 2015. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 31, 2015.*
10.17	The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of February 1, 2013 is incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the fiscal year ended February 2, 2013. The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of September 19, 2013 is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended November 2, 2013.*
10.18	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of April 2, 2013 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 4, 2013.*

10.19	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of March 29, 2016 is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 30, 2016.*
10.20	The Performance-Based Restricted Stock Award granted under the Stock Incentive Plan on January 29, 2016 to Carol Meyrowitz is incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 30, 2016.*
10.21	The Restricted Stock Unit Award granted under the Stock Incentive Plan on January 29, 2016 to Ernie Herrman is incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed for the fiscal year ended January 30, 2016.*
10.22	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan is incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed for the fiscal year ended January 31, 2015.* The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of June 7, 2016 is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 30, 2016.*
10.23	Description of Director Compensation Arrangements is filed herewith.*
10.24	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement) is incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended February 2, 2013.*
10.25	The General Deferred Compensation Plan (1998 Restatement) (the GDCP) and First Amendment to the GDCP, effective January 1, 1999, are incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The Second Amendment to the GDCP, effective January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The Third and Fourth Amendments to the GDCP are incorporated herein by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 28, 2006. The Fifth Amendment to the GDCP, effective January 1, 2008 is incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.26	The Supplemental Executive Retirement Plan (2015 Restatement) is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended May 2, 2015.*
10.27	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2015) (the ESP) is incorporated herein by reference to Exhibit 10.25 to the Form 10-K filed for the fiscal year ended January 31, 2015. The First Amendment to the ESP, dated December 30, 2015, is incorporated herein by reference to Exhibit 10.24 to the Form 10-K filed for the fiscal year ended January 30, 2016.*
10.28	The Canadian Executive Savings Plan (effective November 1, 1999) of Winners Merchants International, LP (successor to Winners Apparel Ltd.) is incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended February 2, 2013.*
10.29	The form of TJX Indemnification Agreement for its executive officers and directors is incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990.*
10.30	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.31	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.) is incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*
10.32	The Trust Agreement for Executive Savings Plan dated as of October 23, 2015 between TJX and Vanguard Fiduciary Trust Company is incorporated herein by reference to Exhibit 10.5 to the Form 10-Q filed for the quarter ended October 31, 2015.*
21	Subsidiaries of TJX is filed herewith.
23	Consent of Independent Registered Public Accounting Firm is filed herewith.

24	Power of Attorney given by the Directors and certain Executive Officers of TJX is filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101	The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.
*	Management contract or compensatory plan or arrangement.

Unless otherwise indicated, exhibits incorporated by reference were filed under Commission File Number 001-04908.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

	By	/s/ SCOTT GOLDENBERG
Dated: March 28, 2017		Scott Goldenberg, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ERNIE HERRMAN Ernie Herrman, Chief Executive Officer, President and Director (Principal Executive Officer)	/s/ SCOTT GOLDENBERG Scott Goldenberg, Chief Financial Officer (Principal Financial and Accounting Officer)

ZEIN ABDALLA* Zein Abdalla, Director	AMY B. LANE* Amy B. Lane, Director

JOSE B. ALVAREZ* José B. Alvarez, Director	CAROL MEYROWITZ* Carol Meyrowitz, Executive Chairman of the Board of Directors

ALAN M. BENNETT* Alan M. Bennett, Director	JACKWYN L. NEMEROV* Jackwyn L. Nemerov, Director

DAVID T. CHING* David T. Ching, Director	JOHN F. O’BRIEN* John F. O’Brien, Director

MICHAEL F. HINES* Michael F. Hines, Director	WILLOW B. SHIRE* Willow B. Shire, Director

	*BY	/s/ SCOTT GOLDENBERG
Dated: March 28, 2017		Scott Goldenberg, as attorney-in-fact

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended January 28, 2017, January 30, 2016 and January 31, 2015.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of The TJX Companies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TJX Companies, Inc. and its subsidiaries (the “Company”) at January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 28, 2017

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
Amounts in thousands except per share amounts	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$33,183,744	$30,944,938	$29,078,407

Cost of sales, including buying and occupancy costs	23,565,754	22,034,523	20,776,522
Selling, general and administrative expenses	5,768,467	5,205,715	4,695,384
Loss on early extinguishment of debt	51,773	—	16,830
Pension settlement charge	31,173	—	—
Interest expense, net	43,534	46,400	39,787

Income before provision for income taxes	3,723,043	3,658,300	3,549,884
Provision for income taxes	1,424,809	1,380,642	1,334,756

Net income	$2,298,234	$2,277,658	$2,215,128

Basic earnings per share:
Net income	$3.51	$3.38	$3.20
Weighted average common shares – basic	655,647	673,484	692,691
Diluted earnings per share:
Net income	$3.46	$3.33	$3.15
Weighted average common shares – diluted	664,432	683,251	703,545
Cash dividends declared per share	$1.04	$0.84	$0.70

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
Amounts in thousands	January 28, 2017	January 30, 2016	January 31, 2015
Net income	$2,298,234	$2,277,658	$2,215,128
Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax provision of $25,656 in fiscal 2017, and benefits of $41,048 and $56,567 in fiscal 2016 and 2015, respectively	(52,611)	(143,923)	(218,700)
Loss on cash flow hedge, net of related tax benefit of $3,149 in fiscal 2015	—	—	(4,762)
Recognition of net gains/losses on benefit obligations, net of related tax benefit of $7,394, provision of $6,335, and benefit of $91,941 in fiscal 2017, 2016 and 2015, respectively	(11,239)	9,629	(139,366)
Reclassifications from other comprehensive income to net income:
Pension settlement charge, net of related tax provision of $12,369 in fiscal 2017	18,804	—	—
Amortization of loss on cash flow hedge, net of related tax provisions of $450, $450 and $300 in fiscal 2017, 2016 and 2015, respectively	684	684	452
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $11,584, $13,501, and $4,591 in fiscal 2017, 2016 and 2015, respectively	17,608	20,523	7,523

Other comprehensive income (loss), net of tax	(26,754)	(113,087)	(354,853)

Total comprehensive income	$2,271,480	$2,164,571	$1,860,275

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED BALANCE SHEETS

	Fiscal Year Ended
Amounts in thousands except share amounts	January 28, 2017	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,929,849	$2,095,473
Short-term investments	543,242	352,313
Accounts receivable, net	258,831	238,072
Merchandise inventories	3,644,959	3,695,113
Prepaid expenses and other current assets	373,893	391,589
Total current assets	7,750,774	6,772,560
Net property at cost	4,532,894	4,137,575
Non-current deferred income taxes, net	6,193	13,831
Goodwill	195,871	193,911
Other assets	398,076	372,554
TOTAL ASSETS	$12,883,808	$11,490,431

LIABILITIES
Current liabilities:
Accounts payable	$2,230,904	$2,203,050
Accrued expenses and other current liabilities	2,320,464	2,069,659
Federal, state and foreign income taxes payable	206,288	129,521
Total current liabilities	4,757,656	4,402,230
Other long-term liabilities	1,073,954	881,021
Non-current deferred income taxes, net	314,000	285,102
Long-term debt	2,227,599	1,615,003
Commitments and contingencies (See Note M and Note O)

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 646,319,046 and 663,495,715, respectively	646,319	663,496
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(694,226)	(667,472)
Retained earnings	4,558,506	4,311,051
Total shareholders’ equity	4,510,599	4,307,075
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,883,808	$11,490,431

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
Amounts in thousands	January 28, 2017	January 30, 2016	January 31, 2015

Cash flows from operating activities:
Net income	$2,298,234	$2,277,658	$2,215,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	658,796	616,696	588,975
Loss on property disposals and impairment charges	5,207	3,383	3,897
Deferred income tax (benefit) provision	(5,503)	31,204	102,070
Share-based compensation	102,251	94,107	88,014
Loss on early extinguishment of debt	51,773	—	16,830
Pension settlement charge	31,173	—	—
Excess tax benefits from share-based compensation	(70,999)	(64,680)	(95,063)
Changes in assets and liabilities:
(Increase) in accounts receivable	(23,235)	(27,357)	(9,052)
Decrease (increase) in merchandise inventories	11,862	(506,633)	(332,271)
(Increase) in prepaid expenses and other current assets	(9,600)	(40,103)	(8,756)
Increase in accounts payable	48,253	216,265	285,223
Increase in accrued expenses and other liabilities	389,399	284,929	20,800
Increase in income taxes payable	146,766	68,014	144,977
Other	(32,483)	(16,140)	(12,403)
Net cash provided by operating activities	3,601,894	2,937,343	3,008,369
Cash flows from investing activities:
Property additions	(1,024,747)	(889,380)	(911,522)
Purchases of investments	(716,953)	(798,008)	(431,152)
Sales and maturities of investments	529,146	681,377	388,037
Acquisition of Trade Secret	(2,324)	(57,104)	—
Net cash (used in) investing activities	(1,214,878)	(1,063,115)	(954,637)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	992,540	—	749,475
Cash payments for extinguishment of debt	(425,584)	—	(416,357)
Cash payments for debt issuance expenses	(9,921)	—	(6,185)
Cash payments for rate lock agreement	(3,150)	—	(7,937)
Cash payments for repurchase of common stock	(1,699,998)	(1,828,297)	(1,650,704)
Proceeds from issuance of common stock	164,190	132,033	143,005
Excess tax benefits from share-based compensation	70,999	64,680	95,063
Cash dividends paid	(650,988)	(544,271)	(465,902)
Net cash (used in) financing activities	(1,561,912)	(2,175,855)	(1,559,542)
Effect of exchange rate changes on cash	9,272	(96,675)	(150,161)
Net increase (decrease) in cash and cash equivalents	834,376	(398,302)	344,029
Cash and cash equivalents at beginning of year	2,095,473	2,493,775	2,149,746
Cash and cash equivalents at end of year	$2,929,849	$2,095,473	$2,493,775

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Amounts in thousands	Shares	Par Value $1
Balance, February 1, 2014	705,017	$705,017	$—	$(199,532)	$3,724,408	$4,229,893
Net income	—	—	—	—	2,215,128	2,215,128
Other comprehensive income (loss), net of tax	—	—	—	(354,853)	—	(354,853)
Cash dividends declared on common stock	—	—	—	—	(483,280)	(483,280)
Recognition of share-based compensation	—	—	88,014	—	—	88,014
Issuance of common stock under stock incentive plan and related tax effect	7,318	7,318	212,714	—	—	220,032
Common stock repurchased	(27,602)	(27,602)	(300,728)	—	(1,322,374)	(1,650,704)
Balance, January 31, 2015	684,733	684,733	—	(554,385)	4,133,882	4,264,230
Net income	—	—	—	—	2,277,658	2,277,658
Other comprehensive income (loss), net of tax	—	—	—	(113,087)	—	(113,087)
Cash dividends declared on common stock	—	—	—	—	(564,586)	(564,586)
Recognition of share-based compensation	—	—	94,107	—	—	94,107
Issuance of common stock under stock incentive plan and related tax effect	5,317	5,317	171,733	—	—	177,050
Common stock repurchased	(26,554)	(26,554)	(265,840)	—	(1,535,903)	(1,828,297)
Balance, January 30, 2016	663,496	663,496	—	(667,472)	4,311,051	4,307,075
Net income	—	—	—	—	2,298,234	2,298,234
Other comprehensive income (loss), net of tax	—	—	—	(26,754)	—	(26,754)
Cash dividends declared on common stock	—	—	—	—	(680,183)	(680,183)
Recognition of share-based compensation	—	—	102,251	—	—	102,251
Issuance of common stock under stock incentive plan and related tax effect	5,101	5,101	204,873	—	—	209,974
Common stock repurchased	(22,278)	(22,278)	(307,124)	—	(1,370,596)	(1,699,998)
Balance, January 28, 2017	646,319	$646,319	$—	$(694,226)	$4,558,506	$4,510,599

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

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal years ended January 28, 2017 (fiscal 2017), January 30, 2016 (fiscal 2016) and January 31, 2015 (fiscal 2015) each included 52 weeks.

Earnings Per Share: All earnings per share amounts refer to diluted earnings per share, unless otherwise indicated.

Use of Estimates: Preparation of The TJX Companies, Inc. financial statements, in conformity with accounting principles generally accepted in the United States of America (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, impairment of long-lived assets, goodwill and tradenames, retirement obligations, share-based compensation, casualty insurance, reserves for uncertain tax positions and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.

Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Proceeds from the sale of gift cards as well as the value of store cards issued to customers as a result of a return or exchange are deferred until the customers use the cards to acquire merchandise. Based on historical experience, we estimate the amount of gift cards and store cards that will not be redeemed (referred to as breakage) and, to the extent allowed by local law, these amounts are amortized into income over the redemption period. Revenue recognized from breakage was $20.5 million in fiscal 2017, $13.8 million in fiscal 2016 and $17.8 million in fiscal 2015. We estimate the date of receipt by the customer when recognizing revenue from sales by our e-commerce operations and shipping and handling costs charged to the customer are included in revenue. The shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs.

Consolidated Statements of Income Classifications: Cost of sales, including buying and occupancy costs, includes the cost of merchandise sold including foreign currency gains and losses on merchandise purchases denominated in other currencies; gains and losses on inventory and fuel-related derivative contracts; asset retirement obligation costs: divisional occupancy costs (including real estate taxes, utility and maintenance costs and fixed asset depreciation); the costs of operating distribution centers; payroll, benefits and travel costs directly associated with buying inventory; and systems costs related to the buying and tracking of inventory.

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

As of January 28, 2017, TJX’s cash and cash equivalents held outside the U.S. were $1.3 billion, of which $341.7 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except Sierra Trading Post (STP), and Trade Secret. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as it has not been fully processed for sale (e.g. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time title transfers, which is typically at the time when inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $641.9 million at January 28, 2017 and $690.3 million at January 30, 2016. Comparable amounts were reflected in accounts payable at those dates.

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

Interest: TJX’s interest expense is presented net of capitalized interest and interest income. The following is a summary of net interest expense:

	Fiscal Year Ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 31, 2015
Interest expense	$69,219	$68,253	$64,783
Capitalized interest	(7,548)	(7,984)	(9,403)
Interest (income)	(18,137)	(13,869)	(15,593)
Interest expense, net	$43,534	$46,400	$39,787

TJX capitalizes interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. Capitalized interest in fiscal 2017, 2016 and 2015 relates to costs on active owned real estate projects and development costs on a merchandising system.

Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over

3 to 10 years. Depreciation and amortization expense for property was $664.5 million in fiscal 2017, $622.0 million in fiscal 2016 and $595.6 million in fiscal 2015. TJX had no property held under capital leases during fiscal 2017, 2016, or 2015. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 3 to 15 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting: TJX begins to record rent expense when it takes possession of a store, which is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease.

Asset Retirement Obligations: The Company establishes an asset retirement obligation, and related asset, for leases of property that require us to return the property to its original condition (commonly referred to as a reinstatement provision) if and when we exit the facility. These reinstatement provisions are primarily applicable to our European locations. The income statement impact of our asset retirement obligation is recorded in general corporate expenses and our operating divisions are charged the actual costs incurred when a retirement takes place.

Build to Suit accounting—Lease agreements involving property built to our specifications are reviewed to determine if our involvement in the construction project requires that we account for the project costs as if we were the owner for accounting purposes. We have entered into several lease agreements where we are deemed the owner of a construction project for accounting purposes. Thus, during construction of the facility the construction costs incurred by the lessor are included as a construction in progress asset along with a related liability of the same amount on our balance sheet. Upon completion of the project, a sale-leaseback analysis is performed to determine if the Company should record a sale to remove the related asset and related obligation and record the lease as either an operating or capital lease obligation. If the Company is precluded from derecognizing the asset when construction is complete, due to continuing involvement beyond a normal leaseback, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remain on the Consolidated Balance Sheets. Accordingly, the asset is depreciated over its estimated useful life in accordance with the Company’s policy and a portion of the lease payments is allocated to ground rent and treated as an operating lease. The portion of the lease payment allocated to ground rental expense is based on the fair value of the land at the commencement of construction. Lease payments allocated to the non-land asset are recognized as reductions to the financing obligation and interest expense.

Goodwill and Tradenames: Goodwill includes the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain, as well as the excess of cost over the estimated fair market value of the net assets acquired by TJX in the purchase of Winners in fiscal 1991, the purchase of Sierra Trading Post in fiscal 2013, and the purchase of Trade Secret in fiscal 2016 (See Note B). The following is a roll forward of goodwill by component:

Amounts in thousands	Marmaxx	Winners	Sierra Trading Post	Trade Secret	Total
Balance, February 1, 2014	$70,027	$1,992	$97,254	$—	$169,273
Effect of exchange rate changes on goodwill	—	(251)	—	—	(251)
Balance, January 31, 2015	70,027	1,741	97,254	—	169,022
Additions	—	—	—	25,233	25,233
Effect of exchange rate changes on goodwill	—	(154)	—	(190)	(344)
Balance, January 30, 2016	70,027	1,587	97,254	25,043	193,911
Effect of exchange rate changes on goodwill	—	99	—	1,861	1,960
Balance, January 28, 2017	$70,027	$1,686	$97,254	$26,904	$195,871

Goodwill is considered to have an indefinite life and accordingly is not amortized.

Tradenames, which are included in other assets, are the value assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 as part of the acquisition of the Marshalls chain, the value assigned to the name “Sierra Trading Post,”

acquired by TJX in fiscal 2013 and the value assigned to the name “Trade Secret,” acquired by TJX in fiscal 2016. The tradenames were valued by calculating the discounted present value of assumed after-tax royalty payments. The Marshalls tradename is carried at a value of $107.7 million and is considered to have an indefinite life. The Sierra Trading Post tradename is being amortized over 15 years and was carried at a value of $28.0 million in fiscal 2017, $30.6 million in fiscal 2016 and $33.2 million in fiscal 2015 net of amortization of $10.5 million, $7.9 million and $5.3 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The Trade Secret tradename is being amortized over 7 years and was carried at a value of $11.0 million in fiscal 2017 and $11.6 million in fiscal 2016 net of amortization of $1.6 million and $300,000 in fiscal 2017 and 2016, respectively.

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

Goodwill is tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year, using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying cost of the reporting unit. We may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. In fiscal 2017 and fiscal 2016, we bypassed the qualitative assessment and performed the first step of the quantitative goodwill impairment test.

Tradenames are also tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the tradename may exceed its fair value and at least annually in the fourth quarter of each fiscal year. Testing is performed by comparing the discounted present value of assumed after-tax royalty payments to the carrying value of the tradename.

There was no impairment related to our goodwill or tradenames in fiscal 2017, 2016 or 2015.

Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $402.6 million for fiscal 2017, $382.9 million for fiscal 2016 and $371.3 million for fiscal 2015.

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

Recently Issued Accounting Standards: In May 2014, a pronouncement was issued that creates common revenue recognition guidance for GAAP. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the Financial Accounting Standards Board proposed an update to this rule which deferred its effective date for one year. The proposed update stipulates the new standard would be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For TJX, the standard will be effective in the first quarter of the fiscal year ending January 26, 2019. We believe that there will be no change in the timing or amount of revenue recognized under the new standard as it relates to revenue from point of sale at the registers in our stores, which constitutes more than 95% of the Company’s revenue. We continue to evaluate other revenue streams such as e-commerce sales and shipping revenue and there may be a slight change in the timing of when such revenue is recognized. The new standard will require a change in the presentation of our sales return reserve on the balance sheet, which we record net. The new standard will require the reserve be established at the gross sales value with an asset established for the value of the merchandise returned. We do not expect this change to have material impact on our financial condition or results of operation.

In February 2016, a pronouncement was issued that aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. The company expects this standard to have a material impact on its statement of financial condition as it will record a significant asset and liability associated with its more than 3,800 leased locations. We cannot assess the income statement impact at this time as we need to assess if the initial lease term will differ under the new standard versus current accounting practice. If the lease term remains unchanged the income statement impact of the new standard is not expected to be material. The company is in the process of evaluating its lease portfolio and identifying what additional data will be needed to comply with the new standard. We are also evaluating available software options and system support that will be required to implement the new accounting process. We do not currently plan to adopt early.

In March 2016, a pronouncement was issued that aims to simplify several aspects of accounting and reporting for share-based payment transactions. One provision requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods, with early adoption permitted. The impact of this standard is dependent upon levels of activity in future periods but would have been a $70.0 million benefit to provision for income taxes in fiscal 2017. The standard will be effective for the first quarter of fiscal 2018.

In August 2016, a pronouncement was issued that addresses diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. The new guidance provides clarity around the cash flow classification for eight specific issues in an effort to reduce the current and potential future diversity in practice. The standard, which is to be applied retrospectively, will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted. TJX does not expect this standard to have a material impact on our consolidated financial statements.

In January 2017, a pronouncement was issued that aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, goodwill impairment will be measured as the amount by which the carrying value exceeds the fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. TJX does not expect this standard to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards: In April 2015, a pronouncement was issued that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For TJX, the standard was effective in the first quarter of fiscal 2017. As a result, we have recast the January 30, 2016 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously-presented other assets by $9.1 million and reduced long-term debt by $9.1 million as of January 30, 2016.

In May 2015, a pronouncement was issued that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Those disclosures are instead limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Earlier application is permitted and TJX has adopted these provisions, including the retrospective application, to all periods presented in the consolidated financial statements.

Revisions: We have revised certain amounts in the financial statements and the accompanying notes to properly present debt issuance costs as a component of long-term debt rather than other assets.

Note B.    Acquisition of Trade Secret

On October 24, 2015, TJX purchased Trade Secret, an off-price retailer that operates 35 stores in Australia, for AUD$83.3 million (U.S. $59.4 million).

The following table presents the final allocation of the purchase price to the assets and liabilities acquired based on their estimated fair values as of October 24, 2015:

In thousands	Allocation of purchase price
Current assets	$25,899
Property and equipment	10,184
Goodwill and intangible assets	37,416

Total assets acquired	73,499

Total liabilities assumed	(14,071)

Net assets acquired	$59,428

Goodwill and intangible assets include identified intangible assets of $12 million for the value of the tradename “Trade Secret” which is being amortized over 7 years, and $25 million representing goodwill (See Note A).

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

Note C.    Property at Cost

Presented below are the components of property at cost:

	Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016
Land and buildings	$1,247,585	$1,013,247
Leasehold costs and improvements	2,884,054	2,817,929
Furniture, fixtures and equipment	4,871,764	4,412,848
Total property at cost	$9,003,403	$8,244,024
Less accumulated depreciation and amortization	4,470,509	4,106,449
Net property at cost	$4,532,894	$4,137,575

During fiscal 2017 the Company identified fully depreciated assets that were no longer in use and should have been written off during fiscal 2017 or prior periods. The fiscal 2016 property at cost and accumulated depreciation was reduced by $825 million. There was no impact to net property at cost. This error was not material to our consolidated financial statements, however we have corrected amounts for the prior fiscal year to reflect the write off that should have been recorded at that time.

Presented below is information related to carrying values of TJX’s long-lived assets by geographic location:

	Fiscal Year Ended
Dollars in thousands	January 28, 2017	January 30, 2016
United States	$3,312,210	$3,101,846
Canada	283,688	242,705
Europe	920,710	782,970
Australia	16,286	10,054
Total long-lived assets	$4,532,894	$4,137,575

Note D.    Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) relate to the Company’s foreign currency translation adjustments, deferred gains/losses on pension and other post-retirement obligations and a cash flow hedge on issued debt, all of which are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for fiscal 2017, fiscal 2016 and fiscal 2015:

Amounts in thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, February 1, 2014	$(76,569)	$(122,963)	$—	$(199,532)
Foreign currency translation adjustments (net of taxes of $56,567)	(218,700)	—	—	(218,700)
Recognition of net gains/losses on benefit obligations (net of taxes of $91,941)	—	(139,366)	—	(139,366)
Loss on cash flow hedge (net of taxes of $3,149)	—	—	(4,762)	(4,762)
Amortization of loss on cash flow hedge (net of taxes of $300)	—	—	452	452
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,591)	—	7,523	—	7,523
Balance, January 31, 2015	(295,269)	(254,806)	(4,310)	(554,385)
Foreign currency translation adjustments (net of taxes of $41,048)	(143,923)	—	—	(143,923)
Recognition of net gains/losses on benefit obligations (net of taxes of $6,335)	—	9,629	—	9,629
Amortization of loss on cash flow hedge (net of taxes of $450)	—	—	684	684
Amortization of prior service cost and deferred gains/losses (net of taxes of $13,501)	—	20,523	—	20,523
Balance, January 30, 2016	(439,192)	(224,654)	(3,626)	(667,472)
Foreign currency translation adjustments (net of taxes of $25,656)	(52,611)	—	—	(52,611)
Recognition of net gains/losses on benefit obligations (net of taxes of $7,394)	—	(11,239)	—	(11,239)
Pension settlement charge (net of taxes of $12,369)	—	18,804	—	18,804
Amortization of loss on cash flow hedge (net of taxes of $450)	—	—	684	684
Amortization of prior service cost and deferred gains/losses (net of taxes of $11,584)	—	17,608	—	17,608
Balance, January 28, 2017	$(491,803)	$(199,481)	$(2,942)	$(694,226)

Note E.    Capital Stock and Earnings Per Share

Capital Stock: TJX repurchased and retired 22.3 million shares of its common stock at a cost of $1.7 billion during fiscal 2017, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.7 billion in fiscal 2017, $1.8 billion in fiscal 2016 and $1.7 billion in fiscal 2015, and repurchased 22.3 million shares in fiscal 2017, 26.6 million shares in fiscal 2016 and 27.6 million shares in fiscal 2015. These expenditures were funded primarily by cash generated from operations. As of January 28, 2017 TJX had $1.8 billion available under the existing $2.0 billion stock repurchase program announced by TJX in February 2016. In addition, in February 2017, TJX announced the Board of Directors had approved the repurchase of an additional $1.0 billion of TJX common stock from time to time.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share: The following table presents the calculation of basic and diluted earnings per share for net income:

	Fiscal Year Ended
Amounts in thousands except per share amounts	January 28, 2017	January 30, 2016	January 31, 2015
Basic earnings per share:
Net income	$2,298,234	$2,277,658	$2,215,128
Weighted average common stock outstanding for basic earnings per share calculation	655,647	673,484	692,691
Basic earnings per share	$3.51	$3.38	$3.20
Diluted earnings per share:
Net income	$2,298,234	$2,277,658	$2,215,128
Weighted average common stock outstanding for basic earnings per share calculation	655,647	673,484	692,691
Assumed exercise/vesting of:
Stock options and awards	8,785	9,767	10,854
Weighted average common stock outstanding for diluted earnings per share calculation	664,432	683,251	703,545
Diluted earnings per share	$3.46	$3.33	$3.15

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 8.1 million, 4.1 million and 8.8 million such options excluded at the end of fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

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

Diesel Fuel Contracts: TJX hedges portions of its estimated notional diesel requirements, based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge for diesel fuel price increases as incurred by the carrier. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2016 and fiscal 2017, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2017. Similarly, during fiscal 2017, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the fiscal year ending February 3, 2018 (fiscal 2018). The hedge agreements outstanding at January 28, 2017 relate to approximately 50% of TJX’s estimated notional diesel requirements for fiscal 2018. These diesel fuel hedge agreements will settle throughout fiscal 2018. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in Europe (United Kingdom, Ireland, Germany, Poland, Austria, and the Netherlands), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at January 28, 2017 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2018. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters a 30 day hedge to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 28, 2017:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 28, 2017
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł 67,000	£ 13,000	0.1940	(Accrued Exp)	$—	$(6)	$(6)
	€ 63,000	£ 54,452	0.8643	Prepaid Exp	263	—	263
	U.S.$ 68,445	£ 55,000	0.8036	Prepaid Exp	1,196	—	1,196

Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 2.1M — 2.5M gal per month	Float on 2.1M — 2.5M gal per month	N/A	Prepaid Exp	2,183	—	2,183
Intercompany billings in Europe, primarily merchandise related	€ 68,000	£ 58,306	0.8574	Prepaid Exp	262	—	262

Merchandise purchase commitments
	C$ 462,025	U.S.$ 349,750	0.7570	Prepaid Exp / (Accrued Exp)	1,089	(3,081)	(1,992)
	C$ 19,571	€ 13,650	0.6975	Prepaid Exp / (Accrued Exp)	22	(290)	(268)
	£ 180,963	U.S.$ 227,500	1.2572	Prepaid Exp / (Accrued Exp)	2,327	(2,695)	(368)
	zł 249,079	£ 48,593	0.1951	Prepaid Exp / (Accrued Exp)	681	(927)	(246)
	U.S.$ 22,226	€ 20,686	0.9307	Prepaid Exp / (Accrued Exp)	178	(257)	(79)
Total fair value of financial instruments					$8,201	$(7,256)	$945

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 30, 2016:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 30, 2016
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł 87,073	C$ 29,950	0.3440	Prepaid Exp	$144	$—	$144
	zł 45,000	£ 7,403	0.1645	(Accrued Exp)	—	(448)	(448)
	€ 45,000	£ 34,496	0.7666	(Accrued Exp)	—	(200)	(200)
	U.S.$ 77,957	£ 55,000	0.7055	Prepaid Exp	535	—	535

Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 900K — 3.0M gal per month	Float on 900K — 3.0M gal per month	N/A	(Accrued Exp)	—	(13,952)	(13,952)
Intercompany billings in Europe, primarily merchandise related	€ 60,000	£ 46,113	0.7686	Prepaid Exp	566	—	566

Merchandise purchase commitments
	C$ 434,271	U.S.$ 322,050	0.7416	Prepaid Exp / (Accrued Exp)	12,891	(1,601)	11,290
	C$ 16,719	€ 11,250	0.6729	Prepaid Exp / (Accrued Exp)	316	(90)	226
	£ 174,235	U.S.$ 262,250	1.5052	Prepaid Exp	13,996	—	13,996
	zł 195,892	£ 33,088	0.1689	Prepaid Exp / (Accrued Exp)	123	(926)	(803)
	U.S.$ 18,243	€ 16,724	0.9167	Prepaid Exp / (Accrued Exp)	72	(190)	(118)
Total fair value of financial instruments					$28,643	$(17,407)	$11,236

The impact of derivative financial instruments on the statements of income during fiscal 2017, fiscal 2016 and fiscal 2015 are as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	January 28, 2017	January 30, 2016	January 31, 2015
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(17,250)	$(3,927)	$7,413

Economic hedges for which hedge accounting was not elected:
Diesel contracts	Cost of sales, including buying and occupancy costs	3,906	(21,797)	(16,050)
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(8,684)	(5,768)	—

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	5,626	49,107	41,554
(Loss) Gain recognized in income		$(16,402)	$17,615	$32,917

Included in the table above are realized losses of $6.1 million in fiscal 2017, and gains of $28.5 million in fiscal 2016 and $24.3 million in fiscal 2015, all of which were largely offset by gains and losses on the underlying hedged item.

Note G.    Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016	January 31, 2015
Level 1
Assets:
Executive Savings Plan investments	$195,733	$155,847	$151,936
Level 2
Assets:
Short-term investments	$543,242	$352,313	$282,623
Foreign currency exchange contracts	6,018	28,643	39,419
Diesel fuel contracts	2,183	—	—
Liabilities:
Foreign currency exchange contracts	$7,256	$3,455	$1,942
Diesel fuel contracts	—	13,952	15,324

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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt at January 28, 2017 was $2.17 billion compared to a carrying value of $2.23 billion. The fair value of long-term debt at January 30, 2016 was $1.70 billion compared to a carrying value of $1.62 billion. The fair value of long-term debt at January 31, 2015 was $1.73 billion compared to a carrying value of $1.62 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Apparel
Clothing including footwear	54%	55%	57%
Jewelry and accessories	15	15	14
Home fashions	31	30	29
Total	100%	100%	100%

For fiscal 2017, TJX Canada and TJX International accounted for 23% of TJX’s net sales, 15% of segment profit and 24% of consolidated assets. For fiscal 2016, TJX Canada and TJX International accounted for 23% of TJX’s net sales, 17% of segment profit and 23% of consolidated assets. For fiscal 2015, TJX Canada and TJX International accounted for 24% of TJX’s net sales, 19% of segment profit and 23% of consolidated assets.

TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income or loss before general corporate expense, loss on early extinguishment of debt, pension settlement charge and interest expense, net. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. These measures of performance should not be considered alternatives to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.

Presented below is financial information with respect to TJX’s business segments:

	Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016	January 31, 2015
Net sales:
In the United States
Marmaxx	$21,246,034	$19,948,227	$18,687,880
HomeGoods	4,404,607	3,915,221	3,414,351
TJX Canada	3,171,127	2,854,617	2,883,863
TJX International	4,361,976	4,226,873	4,092,313
	$33,183,744	$30,944,938	$29,078,407
Segment profit:
In the United States
Marmaxx	$2,995,045	$2,858,780	$2,736,694
HomeGoods	613,778	549,318	463,193
TJX Canada	413,417	375,306	393,622
TJX International	235,519	316,939	337,406
	4,257,759	4,100,343	3,930,915
General corporate expense	408,236	395,643	324,414
Loss on early extinguishment of debt	51,773	—	16,830
Pension settlement charge	31,173	—	—
Interest expense, net	43,534	46,400	39,787
Income before provision for income taxes	$3,723,043	$3,658,300	$3,549,884

Business segment information (continued):

	Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016	January 31, 2015
Identifiable assets:
In the United States
Marmaxx	$5,440,448	$5,526,570	$5,014,573
HomeGoods	1,086,947	915,549	777,214
TJX Canada	1,345,003	1,021,584	1,020,955
TJX International	1,789,140	1,645,296	1,531,661
Corporate(1)	3,222,270	2,381,432	2,633,590
	$12,883,808	$11,490,431	$10,977,993
Capital expenditures:
In the United States
Marmaxx	$449,169	$442,910	$445,041
HomeGoods	173,979	130,593	148,354
TJX Canada	100,437	71,071	100,779
TJX International	301,162	244,806	217,348
	$1,024,747	$889,380	$911,522
Depreciation and amortization:
In the United States
Marmaxx	$385,007	$364,892	$340,830
HomeGoods	77,287	67,204	54,867
TJX Canada	62,427	54,573	66,141
TJX International	129,376	126,020	123,547
Corporate(2)	4,699	4,007	3,590
	$658,796	$616,696	$588,975

(1)	Corporate identifiable assets consist primarily of cash, receivables, prepaid insurance, prepaid service contracts and the trust assets in connection with the Executive Savings Plan. Consolidated cash, including cash held in our foreign entities, is included with corporate assets for consistency with the reporting of cash for our segments in the U.S.

(2)	Includes debt discount accretion and debt expense amortization.

Note I.    Stock Incentive Plan

TJX has a Stock Incentive Plan under which options and other share-based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 347.8 million shares with 31.5 million shares available for future grants as of January 28, 2017. TJX issues shares under the plan from authorized but unissued common stock.

Total compensation cost related to share-based compensation was $102.3 million, $94.1 million and $88.0 million in fiscal 2017, 2016 and 2015, respectively. As of January 28, 2017, there was $128.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of two years.

Options for the purchase of common stock are granted with an exercise price that is 100% of market price on the grant date, generally vest in thirds over a three-year period starting one year after the grant, and have a ten-year maximum term. When options are granted with other vesting terms, the vesting information is reflected in the valuation.

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Risk-free interest rate	1.20%	1.50%	1.79%
Dividend yield	1.2%	1.2%	1.2%
Expected volatility factor	23.8%	24.4%	24.2%
Expected option life in years	4.8	4.5	4.5
Weighted average fair value of options issued	$14.55	$14.48	$12.00

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

Stock Options: A summary of the status of TJX’s stock options and related weighted average exercise prices (WAEP) is presented below (shares in thousands):

	Fiscal Year Ended
	January 28, 2017		January 30, 2016		January 31, 2015
	Options	WAEP	Options	WAEP	Options	WAEP
Outstanding at beginning of year	28,686	$41.68	30,078	$34.91	32,628	$28.30
Granted	4,305	75.04	4,169	72.54	4,849	59.70
Exercised	(5,265)	30.83	(5,124)	25.87	(6,981)	20.39
Forfeitures	(373)	66.15	(437)	55.06	(418)	48.76
Outstanding at end of year	27,353	$48.69	28,686	$41.68	30,078	$34.91
Options exercisable at end of year	18,980	$38.69	20,175	$31.75	21,001	$25.75

The total intrinsic value of options exercised was $239.7 million in fiscal 2017, $227.4 million in fiscal 2016 and $286.3 million in fiscal 2015.

The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of January 28, 2017:

Shares in thousands	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest	7,747	$24,974	8.9 years	$71.42
Options exercisable	18,980	$675,109	5.0 years	$38.69
Total outstanding options vested and expected to vest	26,727	$700,083	6.2 years	$48.18

Options outstanding expected to vest represents total unvested options of 8.3 million adjusted for anticipated forfeitures.

Performance-Based Stock Awards: TJX has granted performance-based restricted stock, performance-based restricted stock units and performance-based deferred stock awards (collectively referred to as performance-based stock awards) under the Stock Incentive Plan. These awards are granted without a purchase price to the recipient and are subject to vesting conditions, including specified performance criteria aligned with management incentive plans for a period of generally one to three years. The grant date fair value of the awards is charged to income over the requisite service period during which the recipient must remain employed. The fair value of the awards is determined at date of grant in accordance with ASC Topic 718 and assumes that performance goals will be achieved. If such goals are not met, or only partially met, awards and related compensation costs recognized are reduced on a pro rata basis.

A summary of the status of our nonvested performance-based stock awards and changes during fiscal 2017 is presented below:

Shares in thousands	Performance- based stock awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,776	$63.57
Granted	514	78.50
Vested	(706)	54.47
Forfeited	(25)	69.31

Nonvested at end of year	1,559	$72.52

There were 513,573 shares of performance-based stock awards, with a weighted average grant date fair value of $78.50, granted in fiscal 2017, 696,057 shares of performance-based stock awards, with a weighted average grant date fair value of $70.41, granted in fiscal 2016, and 717,500 shares of performance-based stock awards, with a weighted average grant date fair value of $62.85, granted in fiscal 2015. The fair value of performance-based stock awards that vested was $38.5 million in fiscal 2017, $27.1 million in fiscal 2016, and $21.4 million in fiscal 2015.

Other Awards: TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. The outside directors are awarded two annual deferred share awards, each representing shares of TJX common stock, which were valued at $80,000 for fiscal 2017. One award vests immediately and is payable, with accumulated dividends, in stock at the earlier of separation from service as a director or a change of control. The second award vests based on a directors continued service until the annual meeting that follows the grant of the award (subject to possible earlier vesting in connection with or following a change of control) and is payable, with accumulated dividends, in stock upon vesting, unless an irrevocable advance election is made whereby it is payable at the same time as the first award. As of the end of fiscal 2017, a total of 313,367 of these deferred shares were outstanding under the plan.

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

Presented below is financial information relating to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental pension plan (unfunded plan) for the fiscal years indicated. The Company has elected the practical expedient pursuant to ASU 2015-04 and has selected the measurement date of January 31, the calendar month end closest to the Company’s fiscal year end.

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,213,000	$1,309,889	$84,967	$82,238
Service cost	45,440	50,080	1,835	1,562
Interest cost	56,094	51,710	3,391	3,033
Actuarial (gains) losses	91,114	(170,674)	740	3,806
Settlements	(103,197)	—	—	—
Benefits paid	(28,751)	(24,956)	(4,624)	(5,672)
Expenses paid	(4,690)	(3,049)	—	—
Plan amendment	—	—	—	—
Projected benefit obligation at end of year	$1,269,010	$1,213,000	$86,309	$84,967
Accumulated benefit obligation at end of year	$1,151,151	$1,120,602	$71,273	$70,750

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Change in plan assets:
Fair value of plan assets at beginning of year	$1,119,842	$1,170,748	$—	$—
Actual return on plan assets	143,756	(72,901)	—	—
Employer contribution	50,000	50,000	4,624	5,672
Settlements	(103,197)	—	—	—
Benefits paid	(28,751)	(24,956)	(4,624)	(5,672)
Expenses paid	(4,690)	(3,049)	—	—
Fair value of plan assets at end of year	$1,176,960	$1,119,842	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,269,010	$1,213,000	$86,309	$84,967
Fair value of plan assets at end of year	1,176,960	1,119,842	—	—
Funded status – excess obligation	$92,050	$93,158	$86,309	$84,967
Net liability recognized on consolidated balance sheets	$92,050	$93,158	$86,309	$84,967
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$2,313	$2,690	$—	$—
Accumulated actuarial losses	303,612	348,289	26,438	29,046
Amounts included in accumulated other comprehensive income (loss)	$305,925	$350,979	$26,438	$29,046

The consolidated balance sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $178.4 million at January 28, 2017 is reflected on the balance sheet as of that date as a current liability of $4.0 million and a long-term liability of $174.4 million. The combined net accrued liability of $178.1 million at January 30, 2016 is reflected on the balance sheet as of that date as a current liability of $3.2 million and a long-term liability of $174.9 million.

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2018 for the funded plan is $377,000. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2018 is $21.9 million for the funded plan and $3.3 million for the unfunded plan.

TJX determined the assumed discount rate using the BOND: Link model in fiscal 2017 and fiscal 2016. TJX uses the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans’ expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Discount rate	4.40%	4.80%	4.00%	4.20%
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

TJX made aggregate cash contributions of $54.6 million in fiscal 2017, $55.7 million in fiscal 2016 and $151.3 million in fiscal 2015 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. We do not anticipate any required funding in fiscal 2018 for the funded plan. We anticipate making contributions of $4.1 million to provide current benefits coming due under the unfunded plan in fiscal 2018.

The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) related to our pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
Dollars in thousands	January 28, 2017	January 30, 2016	January 31, 2015	January 28, 2017	January 30, 2016	January 31, 2015
Net periodic pension cost:
Service cost	$45,440	$50,080	$40,481	$1,835	$1,562	$1,398
Interest cost	56,094	51,710	49,522	3,391	3,033	3,001
Expected return on plan assets	(70,535)	(78,042)	(65,187)	—	—	—
Amortization of prior service cost	377	377	—	—	—	2
Amortization of net actuarial loss	31,397	33,146	13,848	3,349	3,958	2,146
Settlement charge	31,173	—	—	—	—	—
Total expense	$93,946	$57,271	$38,664	$8,575	$8,553	$6,547
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$17,894	$(19,731)	$209,091	$740	$3,806	$19,552
Amortization of net (loss)	(31,397)	(33,146)	(13,848)	(3,349)	(3,958)	(2,146)
Settlement charge	(31,173)	—	—	—	—	—
Amortization of prior service cost	(377)	(377)	—	—	—	(2)
Plan amendment	—	—	3,067	—	—	—
Total recognized in other comprehensive income (loss)	$(45,053)	$(53,254)	$198,310	$(2,609)	$(152)	$17,404
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$48,893	$4,017	$236,974	$5,966	$8,401	$23,951
Weighted average assumptions for expense purposes:
Discount rate	4.80%/3.80%	4.00%	5.00%	4.20%	3.70%	4.80%
Expected rate of return on plan assets	6.50%/6.00%	6.75%	7.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

During the third quarter of fiscal 2017, TJX offered eligible former TJX Associates, who had not yet commenced receiving their pension benefit, an opportunity to receive a lump sum payout of their vested pension benefit. On October 21, 2016 the Company’s pension plan paid $103.2 million from pension plan assets to those who accepted this offer, thereby reducing its pension benefit obligations. The transaction had no cash impact on TJX but did result in a non-cash pre-tax pension settlement charge of $31.2 million, which is reported separately on the consolidated statements of income. As a result of the lump sum payout the Company re-measured the funded status of its pension plan as of September 30, 2016. The assumptions for pension expense presented above includes a discount rate of 4.80% through the measurement date and 3.80% thereafter. The expected rate of return on plan assets is 6.50% through the measurement date and 6.00% thereafter.

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

The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In thousands	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year
2018	$36,344	$4,063
2019	39,888	4,534
2020	43,673	39,428
2021	47,775	4,425
2022	52,167	4,380
2023 through 2027	329,327	26,285

The following table presents the fair value hierarchy (See Note G) for pension assets measured at fair value on a recurring basis as of January 28, 2017:

	Funded Plan
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$63,704	$—	$63,704
Equity Securities	208,451	—	208,451
Fixed Income Securities:
Corporate and government bond funds	—	386,777	386,777
Futures Contracts	—	(31)	(31)
Total assets in the fair value hierarchy	$272,155	$386,746	$658,901
Assets measured at net asset value*	—	—	518,059
Fair value of assets	$272,155	$386,746	$1,176,960

*	In accordance with Subtopic 820-10, certain investments that were measured using net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of assets presented above.

The following table presents the fair value hierarchy for pension assets measured at fair value on a recurring basis as of January 30, 2016:

	Funded Plan
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$57,713	$—	$57,713
Equity Securities	216,526	—	216,526
Fixed Income Securities:
Corporate and government bond funds	—	337,864	337,864
Futures Contracts	—	(33)	(33)
Total assets in the fair value hierarchy	$274,239	$337,831	$612,070
Assets measured at net asset value*	—	—	507,772
Fair value of assets	$274,239	$337,831	$1,119,842

*	In accordance with Subtopic 820-10, certain investments that were measured using net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of assets presented above.

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

Assets measured at net asset value include investments in limited partnerships which are stated at the fair value of the plan’s partnership interest based on information supplied by the partnerships as compared to financial statements of the limited partnership or other fair value information as determined by management. Cash equivalents or short-term investments are stated at cost which approximates fair value, and the fair value of common/collective trusts is determined based on net asset value as reported by their fund managers.

The following is a summary of TJX’s target allocation guidelines for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation for Fiscal Year Ended
	Target Allocation	January 28, 2017	January 30, 2016
Return-seeking assets (previously equity securities)	50%	44%	40%
Liability-hedging assets (previously fixed income)	50%	51%	55%
All other – primarily cash	—	5%	5%

Under TJX’s investment policy, plan assets are to be invested with the objective of generating investment returns that, in combination with funding contributions, provide adequate assets to meet all current and reasonably anticipated future benefit obligations under the plan. Effective January 1, 2017, the investment policy includes a dynamic asset allocation strategy, whereby, over time, in connection with any improvements in the plan’s funded status, the target allocation of return-seeking assets (generally, equities and other instruments with similar risk profile) may decline and the target allocation of liability-hedging assets (generally, fixed income and other instruments with a similar risk profile) may increase. Risks are sought to be mitigated through asset diversification and the use of multiple investment managers. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees and a similar type of plan for eligible employees in Puerto Rico. Assets under the plans totaled $1,480.9 million as of December 31, 2016 and $1,314.8 million as of December 31, 2015, and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay, subject to limitations. TJX matches employee contributions, up to 5% of eligible pay, including a basic match at rates of 25% or 75% (based upon date of hire and other eligibility criteria) plus a discretionary match, generally up to 25%, based on TJX’s performance. Eligible employees are automatically enrolled in the U.S. plan at a 2% deferral rate, unless the employee elects otherwise. TJX contributed $34.5 million in fiscal 2017, $30.8 million in fiscal 2016 and $31.2 million in fiscal 2015 to these employee savings plans. The plans include a TJX stock fund in which participants could invest a portion of TJX’s matching contribution. The TJX stock fund was closed to new investments, other than reinvestment of dividends, at the end of calendar 2015 and is scheduled to be eliminated from the plans in March 2018. The TJX stock fund represented 6.2% of plan assets at December 31, 2016, 7.1% of plan assets at December 31, 2015 and 7.4% of plan assets at December 31, 2014.

TJX also has a nonqualified savings plan (the Executive Savings Plan) for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $5.8 million in fiscal 2017, $4.5 million in fiscal 2016 and $3.5 million in fiscal 2015. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

In addition to the plans described above, TJX also maintains retirement/deferred savings plans for eligible associates at its foreign subsidiaries. We contributed $10.2 million for these plans in fiscal 2017, $9.7 million for these plans in fiscal 2016 and $9.3 million in fiscal 2015.

Multiemployer Pension Plans: TJX contributes to certain multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $14.5 million in fiscal 2017, $13.4 million in fiscal 2016 and $11.5 million in fiscal 2015 to the Legacy Plan of the National Retirement Fund (formerly, the National Retirement Fund) (EIN #13-6130178, plan #001) and the Adjustable Plan of the National Retirement Fund (EIN #13-6130178, plan #002) and was listed in each plan’s Form 5500 as providing more than 5% of the total contributions for the plan year ending December 31, 2015. Based on information available to TJX, the Pension Protection Act Zone Status of the Legacy Plan of the National Retirement Fund is Critical and a rehabilitation plan has been implemented.

The risks of participating in multiemployer pension plans are different from the risks of single-employer pension plans in certain respects, including the following: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (c) if we cease to have an obligation to contribute to a multiemployer plan in which we had been a contributing employer, or in certain other circumstances, we may be required to pay to the plan an amount based on our allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

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

Note K.    Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of January 28, 2017 and January 30, 2016. All amounts are net of unamortized debt discounts.

In thousands	January 28, 2017	January 30, 2016
General corporate debt:
6.95% senior unsecured notes, redeemed on October 12, 2016 (effective interest rate of 6.98% after reduction of unamortized debt discount of $223 in fiscal 2016)	$—	$374,777
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $278 and $323 in fiscal 2017 and 2016, respectively)	499,722	499,677
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $325 and $400 in fiscal 2017 and 2016, respectively)	749,675	749,600
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $7,149 in fiscal 2017)	992,851	—
Debt issuance cost	(14,649)	(9,051)
Long-term debt	$2,227,599	$1,615,003

The aggregate maturities of long-term debt, exclusive of current installments at January 28, 2017 are as follows:

In thousands	Long-Term Debt
Fiscal Year
2019	$—
2020	—
2021	—
2022	750,000
Later years	1,500,000
Less amount representing unamortized debt discount	(7,752)
Less amount representing debt issuance cost	(14,649)
Aggregate maturities of long-term debt	$2,227,599

On September 12, 2016, TJX issued $1.0 billion aggregate principal amount of 2.25% ten-year notes due September 2026, all of which were outstanding at January 28, 2017. TJX entered into a rate-lock agreement to hedge $700 million of the 2.25% notes. The cost of these agreements are being amortized to interest expense over the term of the notes resulting in an effective fixed rate of 2.36%. On October 12, 2016, TJX used a portion of the proceeds from the 2.25% ten-year notes to redeem all outstanding 6.95% ten-year notes and recorded a pre-tax loss on the early extinguishment of debt of $51.8 million, which includes $50.6 million of redemption premium and $1.2 million to write off unamortized debt expenses and discount.

At January 28, 2017, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $750 million aggregate principal amount of 2.75% seven-year notes due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes. TJX also entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.

At January 28, 2017, TJX had two $500 million revolving credit facilities, one which matures in March 2020 and one which matures in March 2021. At January 30, 2016, TJX had two $500 million revolving credit facilities, one which was scheduled to mature in May 2016 and one which was scheduled to mature in June 2017. In March 2016, the $500 million revolving credit facility scheduled to mature in May 2016 was replaced with a new five-year $500 million revolving credit facility maturing in March 2021 and the $500 million revolving credit facility scheduled to mature in June 2017 was replaced with a new four-year $500 million revolving credit facility maturing in March 2020. The terms and covenants under the new revolving credit facilities are similar to those in the terminated facilities and require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and will vary with specified changes in the credit ratings. These agreements had no compensating balance requirements and had various covenants. Each of these facilities required TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, consolidated rentals, depreciation and amortization (EBITDAR) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented. As of January 28, 2017 and January 30, 2016, and during the years then ended, there were no amounts outstanding under these facilities. In March 2017, the $500 million revolving credit facility scheduled to mature in March 2021 was extended to March 2022. No other terms of the facility were modified at that time.

As of January 28, 2017 and January 30, 2016, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of January 28, 2017 and January 30, 2016, and during the years then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of January 28, 2017 and January 30, 2016, our European business at TJX International had an uncommitted credit line of £5 million. As of January 28, 2017 and January 30, 2016 and during the years then ended, there were no amounts outstanding on the European credit line.

Note L.    Income Taxes

For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016	January 31, 2015
United States	$3,196,370	$3,102,304	$2,943,745
Foreign	526,673	555,996	606,139
Income before provision for income taxes	$3,723,043	$3,658,300	$3,549,884

The provision for income taxes includes the following:

	Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016	January 31, 2015
Current:
Federal	$1,068,778	$992,094	$896,672
State	213,505	208,357	180,616
Foreign	148,367	149,408	155,398
Deferred:
Federal	(3,107)	34,620	87,057
State	(10,583)	(9,979)	14,231
Foreign	7,849	6,142	782
Provision for income taxes	$1,424,809	$1,380,642	$1,334,756

TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016
Deferred tax assets:
Net operating loss carryforward	$27,396	$18,872
Reserves for lease obligations	5,107	7,623
Pension, stock compensation, postretirement and employee benefits	412,391	380,523
Leases	57,223	51,823
Accruals and reserves	67,662	60,498
Other	48,463	31,077
Total gross deferred tax assets	$618,242	$550,416
Valuation allowance	(29,273)	(11,998)
Net deferred tax asset	$588,969	$538,418
Deferred tax liabilities:
Property, plant and equipment	$569,377	$539,818
Capitalized inventory	51,077	47,374
Tradename/intangibles	51,976	49,111
Undistributed foreign earnings	213,948	167,968
Other	10,398	5,418
Total deferred tax liabilities	$896,776	$809,689
Net deferred tax (liability)	$(307,807)	$(271,271)
Non-current asset	$6,193	$13,831
Non-current liability	(314,000)	(285,102)
Total	$(307,807)	$(271,271)

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

TJX has provided for deferred U.S. taxes on all undistributed earnings through January 28, 2017 from its subsidiaries in Canada, Puerto Rico, Italy, India and Hong Kong. For all other foreign subsidiaries, no U.S. income taxes have been provided on the approximately $785 million of undistributed earnings as of January 28, 2017 because such earnings are considered to be indefinitely reinvested in the business. A determination of the amount of unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with the hypothetical calculations.

As of January 28, 2017, TJX had available for state income tax purposes net operating loss carryforwards of $99.2 million which expire, if unused, in the years 2018 through 2036. As of January 30, 2016, TJX had available for state income tax purposes net operating loss carryforwards of $62.4 million. TJX has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance of $6.8 million has been provided for the deferred tax asset as of January 28, 2017 and $5.1 million as of January 30, 2016.

As of January 28, 2017 and January 30, 2016, the Company had available for foreign income tax purposes (related to Australia, Austria and the Netherlands) net operating loss carryforwards of $75 million and $51.1 million, of which $4.4 million and $3.9 million will expire, if unused, in fiscal 2025 and 2026 respectively. The remaining loss carryforwards do not expire. For the deferred tax assets associated with the net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized, TJX had valuation allowances recorded of approximately $22.5 million as of January 28, 2017 and approximately $6.9 million as of January 30, 2016.

The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effective state income tax rate	3.5	3.5	3.6
Impact of foreign operations	(0.2)	(0.7)	(0.9)
All other	—	(0.1)	(0.1)
Worldwide effective income tax rate	38.3%	37.7%	37.6%

TJX’s effective income tax rate increased for fiscal 2017 as compared to fiscal 2016. The increase in the effective income tax rate was primarily due to the jurisdictional mix of income and the increase in valuation allowance on foreign net operating losses.

TJX had net unrecognized tax benefits (net of federal benefit on state issues) of $38.5 million as of January 28, 2017, $34.1 million as of January 30, 2016 and $32.7 million as of January 31, 2015.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016	January 31, 2015
Balance at beginning of year	$43,326	$55,619	$48,680
Additions for uncertain tax positions taken in current year	7,018	2,248	4,771
Additions for uncertain tax positions taken in prior years	327	11,707	5,278
Reductions for uncertain tax positions taken in prior years	(334)	(23,874)	(2,747)
Reductions resulting from lapse of statute of limitations	(1,245)	(389)	—
Settlements with tax authorities	—	(1,985)	(363)
Balance at end of year	$49,092	$43,326	$55,619

Included in the gross amount of unrecognized tax benefits are items that will impact future effective tax rates upon recognition. These items amounted to $43.8 million as of January 28, 2017, $39.0 million as of January 30, 2016 and $34.8 million as of January 31, 2015.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, fiscal years through 2008 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.

TJX follows the with and without approach for direct and indirect effects of windfall tax deductions. TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $1.4 million for the year ended January 28, 2017, $1.6 million for the year ended January 30, 2016 and $1.9 million for the year ended January 31, 2015. The accrued amounts for interest and penalties are $8.0 million as of January 28, 2017, $7.0 million as of January 30, 2016 and $10.1 million as of January 31, 2015.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of January 28, 2017. During the next twelve months, it is reasonably possible that state tax audit resolutions may reduce unrecognized tax benefits by $0 to $13 million, which would reduce the provision for taxes on earnings.

Note M.    Commitments

TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of TJX’s leases are store operating leases with ten-year terms and options to extend for one or more five-year periods in the U.S. and Canada and ten to fifteen year terms in Europe, some of which have options to extend. Many of the Company’s leases contain escalation clauses and we have the right to terminate some of the leases before the expiration date under specified circumstances and some with specified payments. In addition, TJX is generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These expenses in the aggregate were approximately one-third of the total minimum rent in fiscal 2017, fiscal 2016 and fiscal 2015 and are not included in the table below.

The following is a schedule of future minimum lease payments for continuing operations as of January 28, 2017:

In thousands	Operating Leases
Fiscal Year
2018	$1,455,642
2019	1,382,818
2020	1,246,618
2021	1,089,046
2022	908,624
Later years	2,438,338
Total future minimum lease payments	$8,521,086

Rental expense under operating leases for continuing operations amounted to $1,435.2 million for fiscal 2017, $1,365.6 million for fiscal 2016 and $1,321.6 million for fiscal 2015. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $14.7 million in fiscal 2017, $15.7 million in fiscal 2016 and $15.2 million in fiscal 2015. Sublease income was $1.2 million in fiscal 2017, $0.9 million in fiscal 2016 and $0.8 million in fiscal 2015.

As of January 28, 2017 we have a number of lease agreements for facilities and stores that resulted in TJX being considered the owner of the property for accounting purposes (see Lease Accounting within Note A). The assets related to these properties are included in “land and buildings” and the related liabilities of $176.2 million are included in “other long-term liabilities.”

TJX had outstanding letters of credit totaling $41.2 million as of January 28, 2017 and $29.3 million as of January 30, 2016. Letters of credit are issued by TJX primarily for the purchase of inventory.

Note N.    Accrued Expenses and Other Liabilities, Current and Long Term

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016
Employee compensation and benefits, current	$630,049	$573,965
Dividends payable	170,490	141,295
Accrued capital additions	111,963	132,871
Rent, utilities and occupancy, including real estate taxes	214,001	202,653
Merchandise credits and gift certificates	362,473	307,350
Insurance	84,363	65,983
Sales tax collections and V.A.T. taxes	199,602	134,535
All other current liabilities	547,523	511,007

Accrued expenses and other current liabilities	$2,320,464	$2,069,659

All other current liabilities include accruals for advertising, customer rewards liability, interest, reserve for sales returns, reserve for taxes, fair value of derivatives, expense payables, purchased services and other items, each of which is individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016
Employee compensation and benefits, long term	$471,728	$418,156
Accrued rent	231,681	216,040
Landlord allowances	77,887	93,024
Tax reserve, long term	36,713	33,403
Financing lease obligations	176,232	85,214
Asset retirement obligation	45,573	24,774
All other long-term liabilities	34,140	10,410
Other long-term liabilities	$1,073,954	$881,021

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

TJX also has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $53.6 million as of January 28, 2017. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

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

Contingencies: TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes, including alleged misclassification of positions as exempt from overtime, alleged entitlement to additional wages for alleged off-the-clock work by hourly employees and alleged failure to pay all wages due upon termination. TJX is also a defendant in a consolidated lawsuit filed in federal court brought as a putative class action on behalf of customers relating to TJX’s compare at pricing. The lawsuits are in various procedural stages and seek unspecified monetary damages, injunctive relief and attorneys’ fees.

In connection with ongoing litigation an immaterial amount has been accrued in the accompanying financial statements.

Note P.    Supplemental Cash Flows Information

TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In thousands	January 28, 2017	January 30, 2016	January 31, 2015
Cash paid for:
Interest on debt	$72,619	$64,188	$66,265
Income taxes	1,282,172	1,301,122	1,091,128
Changes in accrued expenses due to:
Dividends payable	$29,195	$20,315	$17,377
Property additions	(20,908)	33,384	8,254
Non-cash investing and financing activity:
Construction in progress	$(94,291)	$(30,767)	$(60,733)
Financing lease obligation	94,291	30,767	60,733

Note Q.    Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly consolidated financial data for fiscal 2017 and fiscal 2016 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 28, 2017
Net sales	$7,542,356	$7,882,053	$8,291,688	$9,467,647
Gross earnings(1)	2,170,213	2,319,092	2,447,815	2,680,870
Net income	508,346	562,174	549,786	677,928
Basic earnings per share	0.77	0.85	0.84	1.04
Diluted earnings per share	0.76	0.84	0.83	1.03
Fiscal Year Ended January 30, 2016
Net sales	$6,865,637	$7,363,731	$7,753,495	$8,962,075
Gross earnings(1)	1,945,396	2,144,540	2,246,596	2,573,883
Net income	474,601	549,335	587,256	666,466
Basic earnings per share	0.70	0.81	0.88	1.00
Diluted earnings per share	0.69	0.80	0.86	0.99

(1)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.