Form 10-Q
period 2017-04-29
TJX COMPANIES INC /DE/
filed 2017-05-26
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of registrant’s common stock outstanding as of April 29, 2017: 643,276,269

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Net sales	$7,784,024	$7,542,356

Cost of sales, including buying and occupancy costs	5,530,072	5,372,143
Selling, general and administrative expenses	1,411,603	1,335,050
Interest expense, net	9,841	10,194

Income before provision for income taxes	832,508	824,969
Provision for income taxes	296,229	316,623

Net income	$536,279	$508,346

Basic earnings per share:
Net income	$0.83	$0.77
Weighted average common shares – basic	644,425	661,515

Diluted earnings per share:
Net income	$0.82	$0.76
Weighted average common shares – diluted	654,799	670,388

Cash dividends declared per share	$0.3125	$0.2600

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Net income	$536,279	$508,346

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefit of $20,543 in fiscal 2018 and provision of $51,247 in fiscal 2017	(5,247)	129,596
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $2,543 in fiscal 2018 and $850 in fiscal 2017	3,868	1,293
Amortization of loss on cash flow hedge, net of related tax provisions of $112 in fiscal 2018 and $112 in fiscal 2017	171	171

Other comprehensive income (loss), net of tax	(1,208)	131,060

Total comprehensive income	$535,071	$639,406

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	April 29, 2017	January 28, 2017	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,669,495	$2,929,849	$1,944,155
Short-term investments	457,091	543,242	403,702
Accounts receivable, net	317,224	258,831	281,631
Merchandise inventories	3,736,114	3,644,959	3,904,989
Prepaid expenses and other current assets	351,441	358,058	330,713
Federal, state, and foreign income taxes recoverable	17,135	15,835	12,511

Total current assets	7,548,500	7,750,774	6,877,701

Net property at cost	4,601,044	4,532,894	4,229,704
Non-current deferred income taxes, net	6,347	6,193	10,106
Goodwill	195,585	195,871	196,511
Other assets	412,005	398,076	390,700

TOTAL ASSETS	$12,763,481	$12,883,808	$11,704,722

LIABILITIES
Current liabilities:
Accounts payable	$2,174,727	$2,230,904	$2,136,751
Accrued expenses and other current liabilities	2,021,724	2,320,464	1,933,730
Federal, state and foreign income taxes payable	408,941	206,288	226,254

Total current liabilities	4,605,392	4,757,656	4,296,735

Other long-term liabilities	1,071,526	1,073,954	908,537
Non-current deferred income taxes, net	304,689	314,000	349,004
Long-term debt	2,228,351	2,227,599	1,615,477
Commitments and contingencies (See Note K)

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 643,276,269; 646,319,046 and 661,083,496 respectively	643,276	646,319	661,083
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(695,434)	(694,226)	(536,412)
Retained earnings	4,605,681	4,558,506	4,410,298

Total shareholders’ equity	4,553,523	4,510,599	4,534,969

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,763,481	$12,883,808	$11,704,722

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Cash flows from operating activities:
Net income	$536,279	$508,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,485	157,014
Loss on property disposals and impairment charges	1,059	5,255
Deferred income tax provision (benefit)	8,250	16,112
Share-based compensation	24,051	24,959
Excess tax benefits from share-based compensation	—	(37,893)
Changes in assets and liabilities:
(Increase) in accounts receivable	(58,147)	(40,776)
(Increase) in merchandise inventories	(88,558)	(161,565)
(Increase) in taxes recoverable	(1,300)	(1,452)
Decrease in prepaid expenses and other current assets	20,587	32,927
(Decrease) in accounts payable	(56,968)	(96,434)
(Decrease) in accrued expenses and other liabilities	(307,228)	(142,269)
Increase in income taxes payable	202,811	134,276
Other	(4,887)	46,733

Net cash provided by operating activities	448,434	445,233

Cash flows from investing activities:
Property additions	(258,515)	(266,236)
Purchase of investments	(233,166)	(165,384)
Sales and maturities of investments	289,924	144,803
Other	—	(2,324)

Net cash (used in) investing activities	(201,757)	(289,141)

Cash flows from financing activities:
Cash payments for repurchase of common stock	(349,999)	(341,251)
Proceeds from issuance of common stock	52,033	63,933
Excess tax benefits from share-based compensation	—	37,893
Cash dividends paid	(168,566)	(140,067)
Other financing activities	(17,582)	(24,965)

Net cash (used in) financing activities	(484,114)	(404,457)

Effect of exchange rate changes on cash	(22,917)	97,047

Net (decrease) in cash and cash equivalents	(260,354)	(151,318)
Cash and cash equivalents at beginning of year	2,929,849	2,095,473

Cash and cash equivalents at end of period	$2,669,495	$1,944,155

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional	Accumulated Other
	Shares	Par Value $1	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 28, 2017	646,319	$646,319	$—	$(694,226)	$4,558,506	$4,510,599
Net income	—	—	—	—	536,279	536,279
Other comprehensive income (loss), net of tax	—	—	—	(1,208)	—	(1,208)
Cash dividends declared on common stock	—	—	—	—	(201,407)	(201,407)
Recognition of share-based compensation	—	—	24,051	—	—	24,051
Issuance of common stock under Stock Incentive Plan and related tax effect	1,482	1,482	33,726	—	—	35,208
Common stock repurchased and retired	(4,525)	(4,525)	(57,777)	—	(287,697)	(349,999)

Balance, April 29, 2017	643,276	$643,276	$—	$(695,434)	$4,605,681	$4,553,523

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note A. Summary of Significant Accounting Policies

Basis of Presentation: The consolidated interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its financial statements for the periods reported, all in conformity with accounting principles generally accepted in the United States of America (“GAAP”) consistently applied. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“fiscal 2017”).

These interim results are not necessarily indicative of results for the full fiscal year. TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

The January 28, 2017 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends February 3, 2018 (“fiscal 2018”) and is a 53-week fiscal year. Fiscal 2017 was a 52-week fiscal year.

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for stock options awarded and uses the market price on the grant date for performance-based share awards. Total share-based compensation expense was $24.1 million for the quarter ended April 29, 2017 and $25.0 million for the quarter ended April 30, 2016. These amounts include stock option expense as well as performance-based stock amortization. There were options to purchase 1.6 million shares of common stock exercised during the quarter ended April 29, 2017. There were options outstanding to purchase 25.6 million shares of common stock as of April 29, 2017. As of April 29, 2017, there was $146.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under TJX’s stock incentive plan.

Cash and Cash Equivalents: TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. As of April 29, 2017, TJX’s cash and cash equivalents held by its foreign subsidiaries were $1,233.4 million, of which $263.2 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except at Sierra Trading Post (“STP”) and T.K. Maxx in Australia. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as it has not been fully processed for sale (e.g. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX accrues for inventory obligations at the time title transfers, which is typically at the time when inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include an accrual for in-transit inventory of $501.5 million at April 29, 2017, $641.9 million at January 28, 2017 and $544.0 million at April 30, 2016. Comparable amounts were reflected in accounts payable at those dates.

Recently Issued Accounting Standards: In May 2014, a pronouncement was issued that creates common revenue recognition guidance for GAAP. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the Financial Accounting Standards Board proposed an update to this rule which deferred its effective date for one year. The new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard early. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For TJX, the standard will be effective in the first quarter of the fiscal year ending January 26, 2019. We believe that there will be no change in the timing or amount of revenue recognized under the new standard as it relates to revenue from point of sale at the registers in our stores, which constitutes more than 95% of the Company’s revenue. We continue to evaluate other revenue streams such as e-commerce sales and shipping revenue, and there may be a slight change in the timing of when such revenue is recognized. The new standard will require a change in the presentation of our sales return reserve on the balance sheet, which we record net. The new standard will require the reserve to be established at the gross sales value with an asset established for the value of the merchandise returned. We do not expect this change to have material impact on our financial condition or results of operations.

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

In January 2017, a pronouncement was issued that aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, goodwill impairment will be measured as the amount by which the carrying value exceeds the fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. TJX does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In March 2017, a pronouncement was issued that requires an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. This pronouncement is effective for annual periods beginning after December 15, 2017, and interim periods during those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. We are evaluating the presentation of the other components of net benefit cost.

Recently Adopted Accounting Standards: In the first quarter of 2017, TJX adopted a pronouncement that aims to simplify several aspects of accounting and reporting for share-based payment transactions. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The adoption of this provision is to be applied prospectively. The impact to TJX’s results of operations related to this provision in the first quarter of 2017 was a decrease in the provision for income taxes of $24.6 million. The impact of this benefit on TJX’s future results of operations will depend in part on the market prices for TJX’s shares on the dates there are taxable events related to share awards, and therefore the impact is difficult to predict. This change and the remaining provisions within the pronouncement did not have a material impact on our consolidated financial statements.

Note B. Property at Cost

Presented below are the components of property at cost as of April 29, 2017, January 28, 2017 and April 30, 2016:

In thousands	April 29, 2017	January 28, 2017	April 30, 2016
Land and buildings	$1,255,710	$1,247,585	$1,048,931
Leasehold costs and improvements	2,962,697	2,884,054	2,845,839
Furniture, fixtures and equipment	5,019,753	4,871,764	4,564,207

Total property at cost	$9,238,160	$9,003,403	$8,458,977
Less accumulated depreciation and amortization	4,637,116	4,470,509	4,229,273

Net property at cost	$4,601,044	$4,532,894	$4,229,704

Depreciation expense was $172.6 million for the three months ended April 29, 2017 and $160.0 million for the three months ended April 30, 2016. Depreciation expense was $658.8 million for the twelve months ended January 28, 2017.

During fiscal 2017 the Company identified fully depreciated assets that were no longer in use and should have been written off during fiscal 2017 or prior periods. The April 30, 2016 property at cost and accumulated depreciation was reduced by $840 million. There was no impact to net property at cost. This error was not material to our consolidated financial statements, however we have corrected amounts for the quarter ended April 30, 2016 to reflect the write-off that should have been recorded at that time.

Note C. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for the related periods:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, January 28, 2017	$(491,803)	$(199,481)	$(2,942)	$(694,226)
Additions to other comprehensive income:
Foreign currency translation adjustments (net of taxes of $20,543)	(5,247)	—	—	(5,247)
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses (net of taxes of $2,543)	—	3,868	—	3,868
Amortization of loss on cash flow hedge (net of taxes of $112)	—	—	171	171

Balance, April 29, 2017	$(497,050)	$(195,613)	$(2,771)	$(695,434)

Note D. Capital Stock and Earnings per Share

Capital Stock: TJX repurchased and retired 4.5 million shares of its common stock at a cost of $350.0 million during the quarter ended April 29, 2017, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $350.0 million for the three months ended April 29, 2017 and $341.3 million for the three months ended April 30, 2016.

In February 2016, TJX announced that its Board of Directors had approved a stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through April 29, 2017, TJX repurchased 7.3 million shares of common stock at a cost of $559.2 million. At April 29, 2017, $1.4 billion remained available for purchase under this program.

In February 2017, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $1.0 billion of TJX common stock from time to time, all of which remained available at April 29, 2017.

All shares repurchased under the stock repurchase programs have been retired.

Earnings per share: The following schedule presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
	April 29,	April 30,
In thousands, except per share data	2017	2016
Basic earnings per share
Net income	$536,279	$508,346
Weighted average common shares outstanding for basic EPS	644,425	661,515

Basic earnings per share	$0.83	$0.77

Diluted earnings per share
Net income	$536,279	$508,346

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	644,425	661,515
Assumed exercise/vesting of:
Stock options and awards	10,374	8,873

Weighted average common shares outstanding for diluted EPS	654,799	670,388

Diluted earnings per share	$0.82	$0.76

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 8.0 million such options excluded for the thirteen weeks ended April 29, 2017. There were 4.1 million such options excluded for the thirteen weeks ended April 30, 2016.

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

Diesel Fuel Contracts: When and to the extent deemed appropriate, TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2017 and the first three months of fiscal 2018, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2018. In addition, during fiscal 2018, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first three months of fiscal 2019. The hedge agreements outstanding at April 29, 2017 relate to approximately 53% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2018 and approximately 50% of TJX’s estimated notional diesel requirements for the first three months of fiscal 2019. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2018 and the first three months of fiscal 2019. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: When and to the extent deemed appropriate, TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations at TJX International (United Kingdom, Ireland, Germany, Poland, Austria, The Netherlands and Australia), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at April 29, 2017 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2018. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at April 29, 2017:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at April 29, 2017
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł 67,000		£13,000	0.1940	(Accrued Exp)	—	(292)	(292)
	€ 66,000		£57,048	0.8644	Prepaid Exp	1,565	—	1,565
	U.S.$ 68,445		£55,000	0.8036	Prepaid Exp	3,319	—	3,319
	A$ 10,000		$5,799	0.5799	Prepaid Exp	60	—	60
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 2.1M – 2.5M gal per month		Float on 2.1M – 2.5M gal per month	N/A	(Accrued Exp)	—	(1,585)	(1,585)
Intercompany billings in Europe, primarily merchandise related	€ 85,000		£72,765	0.8561	Prepaid Exp	1,546	—	1,546
Merchandise purchase commitments
	C$ 521,997	U.S.$	394,800	0.7563	Prepaid Exp	11,755	—	11,755
	C$ 24,743		€17,500	0.7073	Prepaid Exp	953	—	953
	£ 209,383	U.S.$	263,000	1.2561	(Accrued Exp)	—	(8,919)	(8,919)
	A$ 17,940	U.S.$	13,573	0.7566	Prepaid Exp / (Accrued Exp)	162	(19)	143
	zł 269,048		£52,774	0.1962	Prepaid Exp / (Accrued Exp)	411	(1,243)	(832)
	U.S.$ 36,314		€33,862	0.9325	Prepaid Exp	683	—	683

Total fair value of financial instruments						$20,454	$(12,058)	$8,396

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at April 30, 2016:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at April 30, 2016
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł 87,073	C$	29,950	0.3440	Prepaid Exp	$1,085	$—	$1,085
	zł 45,000		£7,403	0.1645	(Accrued Exp)	—	(933)	(933)
	€ 53,000		£40,820	0.7702	(Accrued Exp)	—	(1,637)	(1,637)
	U.S.$ 77,957		£55,000	0.7055	Prepaid Exp	2,523	—	2,523
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 1.9M – 2.2M gal per month		Float on 1.9M – 2.2M gal per month	N/A	(Accrued Exp)	—	(4,875)	(4,875)
Intercompany billings in Europe, primarily merchandise related	€ 85,000		£67,798	0.7976	Prepaid Exp	1,538	—	1,538
Merchandise purchase commitments
	C$ 492,465	U.S.$	362,900	0.7369	(Accrued Exp)	—	(29,356)	(29,356)
	C$ 20,941		€14,000	0.6685	(Accrued Exp)	—	(639)	(639)
	£ 146,518	U.S.$	212,550	1.4507	Prepaid Exp / (Accrued Exp)	2,027	(3,635)	(1,608)
	zł 216,245		£38,136	0.1764	Prepaid Exp / (Accrued Exp)	293	(1,133)	(840)
	U.S.$ 38,434		€34,051	0.8860	Prepaid Exp	634	—	634

Total fair value of financial instruments						$8,100	$(42,208)	$(34,108)

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended
In thousands		April 29, 2017	April 30, 2016
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$3,225	$877
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(3,323)	2,287
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	1,601	(2,108)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	9,933	(44,988)

Gain / (loss) recognized in income		$11,436	$(43,932)

Note F. Disclosures about Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	April 29, 2017	January 28, 2017	April 30, 2016
Level 1
Assets:
Executive Savings Plan investments	$213,260	$195,733	$173,523

Level 2
Assets:
Short-term investments	$457,091	$543,242	$403,702
Foreign currency exchange contracts	20,454	6,018	8,100
Diesel fuel contracts	—	2,183	—

Liabilities:
Foreign currency exchange contracts	$10,473	$7,256	$37,333
Diesel fuel contracts	1,585	—	4,875

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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of April 29, 2017 was $2.20 billion compared to a carrying value of $2.23 billion. The fair value of long-term debt as of January 28, 2017 was $2.17 billion compared to a carrying value of $2.23 billion. The fair value of long-term debt as of April 30, 2016 was $1.72 billion compared to a carrying value of $1.62 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.

Note G. Segment Information

TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe and T.K. Maxx in Australia. TJX also operates Sierra Trading Post (STP), an off-price Internet retailer that operates sierratradingpost.com and a small number of stores in the U.S. The results of STP are included in the Marmaxx segment.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	April 29, 2017	April 30, 2016
Net sales:
In the United States:
Marmaxx	$4,967,135	$4,865,375
HomeGoods	1,121,269	1,010,436
TJX Canada	738,771	685,577
TJX International	956,849	980,968

	$7,784,024	$7,542,356

Segment profit:
In the United States:
Marmaxx	$687,165	$708,857
HomeGoods	152,092	138,210
TJX Canada	102,880	57,472
TJX International	6,860	14,347

	948,997	918,886

General corporate expense	106,648	83,723
Interest expense, net	9,841	10,194

Income before provision for income taxes	$832,508	$824,969

Note H. Pension Plans and Other Retirement Benefits

Presented below is financial information relating to TJX’s funded defined benefit pension plan (qualified pension plan or funded plan) and its unfunded supplemental pension plan (unfunded plan) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Service cost	$11,805	$11,209	$588	$541
Interest cost	13,759	14,362	843	875
Expected return on plan assets	(17,382)	(17,935)	—	—
Recognized actuarial losses	5,580	7,209	831	865

Total expense	$13,762	$14,845	$2,262	$2,281

TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the funding target pursuant to the Internal Revenue Code section 430) or such other amount sufficient to avoid restrictions with respect to the funding of TJX’s nonqualified plans under the Internal Revenue Code. TJX does not anticipate any required funding in fiscal 2018 for the funded plan. TJX anticipates making payments of $4.1 million to provide current benefits coming due under the unfunded plan in fiscal 2018.

The amounts included in recognized actuarial losses in the table above have been reclassified in their entirety from other comprehensive income to the statements of income, net of related tax effects, for the periods presented.

TJX also had maintained an unfunded postretirement medical plan which was closed to new benefits in fiscal 2006. During the first quarter of fiscal 2017, TJX terminated the unfunded postretirement medical plan and made a discretionary lump sum payment to participants. The settlement of the liability and the recognition of the remaining negative plan amendment resulted in a pre-tax benefit of $5.5 million in the first quarter of fiscal 2017.

Note I. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of April 29, 2017, January 28, 2017 and April 30, 2016. All amounts are net of unamortized debt discounts.

In thousands	April 29, 2017	January 28, 2017	April 30, 2016
General corporate debt:
6.95% senior unsecured notes, redeemed on October 12, 2016 (effective interest rate of 6.98% after reduction of unamortized debt discount of $205 at April 30, 2016)	$—	$—	$374,795
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $267 at April 29, 2017, $278 at January 28, 2017 and $312 at April 30, 2016)	499,733	499,722	499,688
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $306 at April 29, 2017, $325 at January 28, 2017 and $381 at April 30, 2016)	749,694	749,675	749,619
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $6,963 at April 29, 2017 and $7,149 at January 28, 2017)	993,037	992,851	—
Debt issuance cost	(14,113)	(14,649)	(8,625)

Long-term debt	$2,228,351	$2,227,599	$1,615,477

On September 12, 2016, TJX issued $1.0 billion aggregate principal amount of 2.25% ten-year notes due September 2026 all of which was outstanding at April 29, 2017. TJX entered into a rate-lock agreement to hedge $700 million of the 2.25% notes. The cost of these agreements are being amortized to interest expense over the term of the notes resulting in an effective fixed rate of 2.36%.

At April 29, 2017, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $750 million aggregate principal amount of 2.75% seven-year notes, due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes. TJX also entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.

At April 29, 2017 TJX had two $500 million revolving credit facilities, one which matures in March 2020 and one which matures in March 2022. At April 29, 2017, the agreements require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements had no compensating balance requirements and had various covenants. Each of these facilities required TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, depreciation and amortization, and consolidated rentals (“EBITDAR”) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at April 29, 2017, January 28, 2017 and April 30, 2016. As of April 29, 2017, January 28, 2017 and April 30, 2016, and during the quarters and year then ended, there were no amounts outstanding under any of these facilities.

As of April 29, 2017, January 28, 2017 and April 30, 2016, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of April 29, 2017, January 28, 2017 and April 30, 2016, there were no amounts outstanding on the Canadian credit line for operating expenses. As of April 29, 2017, January 28, 2017, and April 30, 2016, our European business at TJX International had an uncommitted credit line of £5 million. As of April 29, 2017, January 28, 2017, and April 30, 2016, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes

The effective income tax rate was 35.6% for the fiscal 2018 first quarter and 38.4% for the fiscal 2017 first quarter. The decrease in the effective income tax rate was primarily due to excess income tax benefits related to share-based payments, partially offset by the jurisdictional mix of income and the increase in valuation allowance on foreign net operating losses.

TJX had net unrecognized tax benefits of $39.0 million as of April 29, 2017, $38.5 million as of January 28, 2017 and $35.3 million as of April 30, 2016.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, fiscal years through 2008 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $8.0 million as of April 29, 2017, $8.0 million as of January 28, 2017 and $7.4 million as of April 30, 2016.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $13 million.

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

TJX may also be contingently liable on up to nine leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote, and has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $53.6 million as of April 29, 2017. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

TJX is a party to various agreements under which it may be obligated to indemnify the other party with respect to certain losses related to matters such as title to assets sold, specified environmental matters or certain income taxes. These obligations are often limited in time and amount. There are no amounts reflected in our balance sheets with respect to these contingent obligations.

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

The Thirteen Weeks (first quarter) Ended April 29, 2017

Compared to

The Thirteen Weeks (first quarter) Ended April 30, 2016

Overview

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,800 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In the U.S., we also operate Sierra Trading Post (STP), an off-price Internet retailer with a small number of stores. The results of STP are reported in our Marmaxx segment.

Results of Operations

Highlights of our financial performance for the first quarter ended April 29, 2017 include the following:

•	Net sales increased 3% to $7.8 billion for the fiscal 2018 first quarter over last year’s first quarter sales of $7.5 billion. At April 29, 2017, stores in operation increased 5% and selling square footage increased 4% compared to the end of the fiscal 2017 first quarter.

•	Same store sales increased 1% in the first quarter of fiscal 2018 over an increase of 7% in the first quarter of fiscal 2017. The increase in same store sales was driven by an increase in customer traffic. The value of the average transaction was down with an increase in units sold more than offset by a decrease in the average ticket.

•	Diluted earnings per share for the first quarter of fiscal 2018 were $0.82 versus $0.76 per share in the first quarter of fiscal 2017. Earnings per share for the first quarter of fiscal 2018 reflects a $0.03 per share benefit due to a change in the accounting rules for share based compensation.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2018 was 10.7%, a 0.2 percentage point decrease from 10.9% for the same period last year.

•	Our cost of sales ratio for the first quarter of fiscal 2018 was 71.0%, a 0.2 percentage point decrease compared to the first quarter last year. This improvement was driven by the favorable impact of the mark-to-market adjustment of our inventory hedges as well as an increase in merchandise margin.

•	Our selling, general and administrative expense ratio for the first quarter of fiscal 2018 was 18.1%, up 0.4 percentage points compared to the prior year’s first quarter ratio. The increase in this ratio was primarily due to higher employee payroll costs as a result of wage increases.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, decreased 9% on a reported basis and decreased 7% on a constant currency basis at the end of the first quarter of fiscal 2018 as compared to a 7% increase on both a reported and constant currency basis in the prior year.

•	During the first quarter of fiscal 2018, we repurchased 4.5 million shares of our common stock at a cost of $350 million under our buyback program.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the first quarter ended April 29, 2017 totaled $7.8 billion, a 3% increase over consolidated net sales of $7.5 billion for the first quarter ended April 30, 2016. The increase reflected a 4% increase from new store sales and a 1% increase in same store sales, offset by a 2% negative impact from foreign currency exchange rates. This increase compares to sales growth of 10% in last year’s first quarter, which reflected a 7% increase from same store sales, a 4% increase in new store sales, offset by a 1% negative impact from foreign currency exchange rates.

As of April 29, 2017, our consolidated store count increased 5% and selling square footage increased 4% compared to the end of the first quarter last year.

The consolidated same store sales increase for the first quarter ended April 29, 2017 was driven by an increase in customer traffic. The value of the average transaction was down with an increase in units sold more than offset by a decrease in the average ticket. On a consolidated basis, home fashions outperformed apparel categories. We believe unfavorable weather, compared with last year’s first quarter in parts of the U.S. and Canada, had a negative impact on this year’s sales, especially in the apparel categories. In the U.S., same store sales in the Southeast region were above the consolidated average. In Canada, same store sales were above the consolidated average for the fiscal 2018 first quarter while same store sales for our International segment were below the consolidated average.

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

The following table sets forth certain information about our consolidated operating results as a percentage of net sales for the following periods:

	Percentage of Net Sales Thirteen Weeks Ended April 29, 2017	Percentage of Net Sales Thirteen Weeks Ended April 30, 2016
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.0	71.2
Selling, general and administrative expenses	18.1	17.7
Interest expense, net	0.1	0.1

Income before provision for income taxes*	10.7%	10.9%

*	Figures may not foot due to rounding

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales improved by 0.2 percentage points to 71.0% for the first quarter of fiscal 2018 as compared to last year’s ratio. The improvement for the first quarter was driven by the favorable impact of the mark-to-market of our inventory derivatives of 0.8 percentage points along with an increase in consolidated merchandise margin of 0.3 percentage points. These improvements were largely offset by expense deleverage on the 1% same store sales increase as well as an increase in distribution center costs as a percentage of net sales. Our increase in distribution center costs reflects the impact of processing more units as well as additional investments in the supply chain network.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 18.1% in the first quarter of fiscal 2018, up 0.4 percentage points over last year’s ratio. The major factor for this increase for the first quarter is due to higher store payroll costs resulting from wage increases as well as the impact of handling the increase in units.

Interest expense, net: Interest expense, net decreased $0.4 million for the first quarter ended April 29, 2017 as compared to the same period last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
Dollars in thousands	April 29, 2017	April 30, 2016
Interest expense	$17,253	$16,998
Capitalized interest	(1,221)	(2,012)
Interest (income)	(6,191)	(4,792)

Interest expense, net	$9,841	$10,194

For the first quarter of fiscal 2018, the reduction in net interest expense was driven by additional interest income, primarily due to an increase in invested balances and higher rates of return. This more than offset the reduction in capitalized interest and the increase in gross interest expense which was due to the increase in our financing lease obligations.

Income taxes: The effective income tax rate was 35.6% for the fiscal 2018 first quarter compared to 38.4% for the fiscal 2017 first quarter. The decrease in the effective income tax rate was due to excess income tax benefits related to share-based payments which reduced the effective income tax rate by 3.0 percentage points. This benefit was partially offset by the jurisdictional mix of income and the increase in valuation allowance on foreign net operating losses.

Net income and net income per share: Net income for the first quarter of fiscal 2018 was $536.3 million, or $0.82 per diluted share, versus $508.3 million, or $0.76 per diluted share, in last year’s first quarter. The benefit in the tax provision due to the change in accounting for share-based compensation increased earnings per share by $0.03 per share in the first quarter of fiscal 2018. Foreign currency had a $0.01 positive impact on earnings per share for the first quarter of fiscal 2018 compared to a $0.05 negative impact per share for the first quarter of fiscal 2017.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately three percent in the first quarter of fiscal 2018. During the first quarter of fiscal 2018, we repurchased 4.5 million shares of our common stock at a cost of $350.0 million.

Segment information: We operate four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, HomeSense and tkmaxx.com in Europe and T.K. Maxx in Australia. We also operate STP, an off-price Internet retailer that operates a small number of stores in the U.S. The results of STP have been included in our Marmaxx segment.

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

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended
Dollars in millions	April 29, 2017	April 30, 2016
Net sales	$4,967.1	$4,865.4
Segment profit	$687.2	$708.9
Segment profit as a percentage of net sales	13.8%	14.6%
Increase in same store sales	0%	6%
Stores in operation at end of period
T.J. Maxx	1,191	1,163
Marshalls	1,039	1,010
Sierra Trading Post	12	8

Total	2,242	2,181

Selling square footage at end of period (in thousands)
T.J. Maxx	26,686	26,249
Marshalls	24,721	24,345
Sierra Trading Post	227	159

Total	51,634	50,753

Net sales for Marmaxx increased 2% for the first quarter of fiscal 2018 as compared to the same period last year. The increase was due to a 2% increase from new store sales as same stores sales growth was flat. Marmaxx sales in the first quarter reflected an increase in customer traffic and in units sold but they were offset by a decrease in the average ticket. We believe unfavorable weather through much of the first quarter in fiscal 2018, compared to last year, had a negative impact on sales, especially apparel. Home fashions outperformed apparel in the first quarter.

Segment profit margin decreased to 13.8% for the first quarter of fiscal 2018 compared to 14.6% for the same period last year. Marmaxx results reflected an increase in merchandise margins of 0.3 percentage points for the fiscal 2018 first quarter and also benefitted from a reduction in legal and credit card chargeback costs as compared to last year’s first quarter. These improvements were more than offset by a decrease in segment margin due to wage increases and additional supply chain costs as a result of processing more units, together totaling 0.8 percentage points, as well as expense deleverage, particularly occupancy costs, on the flat same store sales results. Our e-commerce businesses, which represent less than 2% of Marmaxx’s net sales, did not have a significant impact on year-over-year segment margin comparisons for the first quarter.

HomeGoods

	Thirteen Weeks Ended
Dollars in millions	April 29, 2017	April 30, 2016
Net sales	$1,121.3	$1,010.4
Segment profit	$152.1	$138.2
Segment profit as a percentage of net sales	13.6%	13.7%
Increase in same store sales	3%	9%
Stores in operation at end of period	596	534
Selling square footage at end of period (in thousands)	11,360	10,377

HomeGoods net sales increased 11% in the first quarter over the same period last year. The sales increase for the first quarter reflects an 8% increase from new store sales and a 3% increase in same store sales. The increase in same store sales for the first quarter was largely driven by an increase in customer traffic.

Segment profit margin was 13.6% for the first quarter of fiscal 2018 compared to 13.7% for the same period last year. Segment margin was favorably impacted by an increase in merchandise margin as well as a reduction in legal and credit card chargeback costs as compared to last year’s first quarter. These first quarter gains were more than offset by higher store payroll costs due to wage increases and an increase in supply chain costs, primarily related to costs of operating HomeGoods’ new distribution center.

Foreign Segments:

TJX Canada

	Thirteen Weeks Ended
	April 29,	April 30,
U.S. Dollars in millions	2017	2016
Net sales	$738.8	$685.6
Segment profit	$102.9	$57.5
Segment profit as a percentage of net sales	13.9%	8.4%
Increase in same store sales	3%	14%

Stores in operation at end of period
Winners	258	250
HomeSense	109	104
Marshalls	61	45

Total	428	399

Selling square footage at end of period (in thousands)
Winners	5,602	5,538
HomeSense	2,002	1,953
Marshalls	1,381	1,054

Total	8,985	8,545

Net sales for TJX Canada increased 8% during the first quarter ended April 29, 2017 compared to the same period last year. This increase reflects a 5% increase from new store sales and a 3% increase in same store sales growth. Foreign currency had a neutral impact on sales growth for the first quarter of fiscal 2018. The increase in same store sales was primarily due to an increase in customer traffic.

Segment profit margin was 13.9% for the fiscal 2018 first quarter compared to 8.4% for last year’s first quarter. The change in the segment margin was primarily due to a favorable impact of 6.9 percentage points due to the mark-to-market impact of the inventory derivatives. Segment margin also benefitted from an increase in merchandise margin. These improvements were partially offset by an increase in supply chain and distribution costs, primarily due to the costs of operating the new distribution center that opened last year, as well as the negative impact of transactional foreign exchange. The transactional foreign exchange activity relates to the timing and settlement of payables denominated in currencies other than the Canadian dollar and the valuation of U.S. dollar denominated monetary assets and liabilities. This activity generated foreign currency gains in the first quarter of fiscal 2017 versus a neutral impact in the first quarter of fiscal 2018.

TJX International

	Thirteen Weeks Ended
	April 29,	April 30,
U.S. Dollars in millions	2017	2016
Net sales	$956.8	$981.0
Segment profit	$6.9	$14.3
Segment profit as a percentage of net sales	0.7%	1.5%
Increase in same store sales	0%	4%
Stores in operation at end of period
T.K. Maxx	515	471
HomeSense	46	41
T.K. Maxx Australia	35	35

Total	596	547

Selling square footage at end of period (in thousands)
T.K. Maxx	10,987	10,219
HomeSense	748	669
T.K. Maxx Australia	654	667

Total	12,389	11,555

Net sales for TJX International decreased 2% for the first quarter ended April 29, 2017 compared to the same period last year. The decrease in sales was entirely due to foreign currency translation which negatively impacted first quarter sales by 10%, more than offsetting an 8% increase from new stores. Same stores sales were flat with last year. Our TJX International segment had an increase in customer traffic, which was offset by a decline in the value of the average transaction for the quarter ended April 29, 2017.

Segment profit margin for the first quarter of fiscal 2018 decreased 0.8 percentage points to 0.7%. Foreign currency favorably impacted year-over-year comparisons by 1.0 percentage point for the first quarter. This benefit was more than offset by expense deleverage on the flat same store sales, supply chain and systems investments to support our growth in Europe and higher store payroll costs.

During the first quarter we completed the conversion of the Trade Secret stores in Australia to T.K. Maxx stores.

General corporate expense

	Thirteen Weeks Ended
	April 29,	April 30,
Dollars in millions	2017	2016
General corporate expense	$106.6	$83.7

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales including buying and occupancy costs.

The increase in general corporate expense for the first quarter of fiscal 2018, as compared to the prior year, is primarily due to an unrealized loss on our fuel hedges in the first quarter of fiscal 2018 compared to an unrealized gain in last year’s first quarter. In addition the fiscal 2018 first quarter reflected higher systems and technology costs and consulting and professional fees.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $448 million for the three months ended April 29, 2017, an increase of $3 million from the $445 million provided in the three months ended April 30, 2016. Net income, adjusted for non-cash items for the fiscal 2018 first quarter, as compared to last year’s first quarter, decreased by $13 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $146 million in the first three months of fiscal 2018 compared to a use of cash of $258 million in the first three months of fiscal 2017 which favorably impacted year over year cash flows by $112 million. This favorable impact on cash flows for the first three months of fiscal 2018 is attributable in part to additional cash outflows during last year’s first quarter as inventory levels were increased to meet demand and we carried a higher level of packaway inventory. The change in accrued expenses and other current liabilities, including income taxes payable, had an unfavorable impact on year over year operating cash flows of $96 million which was driven by increased payments for incentive compensation, payroll withholdings and sales taxes during the first quarter of fiscal 2018 as compared to the fiscal 2017 first quarter.

Investing activities in the first three months of fiscal 2018 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network (including buying and merchandising systems and information systems). Cash outflows for property additions amounted to $259 million in the quarter ended April 29, 2017 compared to $266 million in the comparable period last year. We anticipate that capital spending for fiscal 2018 will be approximately $1.2 billion. We also purchased $233 million of investments in the first three months of fiscal 2018 versus $165 million in the comparable prior year period and $290 million of investments were sold or matured in the first three months of fiscal 2018 versus $145 million in the prior year. This activity primarily related to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.

Cash flows from financing activities resulted in a net cash outflow of $484 million in the first quarter of fiscal 2018 compared to a net cash outflow of $404 million in the same period last year. Financing activities include the cash flows relating to our repurchases of our common stock, the exercise of options under our stock incentive plan and the payment of dividends to holders of our common stock. We spent $350 million to repurchase 4.5 million shares of our stock in the first three months of fiscal 2018 compared to $341 million to repurchase 4.5 million shares in the same period last year. See Note D to our unaudited consolidated financial statements for more information. In February 2017, we announced an additional repurchase program authorizing the repurchase of up to an additional $1.0 billion of TJX stock from time to time. We currently plan to repurchase approximately $1.3 billion to $1.8 billion of stock under our stock repurchase programs in fiscal 2018. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $35 million of proceeds, net of shares repurchased for withholding taxes, related to the exercise of stock options in the first quarter of fiscal 2018 versus $39 million in proceeds in the same period last year. Dividends paid on common stock in the first three months of fiscal 2018 were $169 million versus $140 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of April 29, 2017, approximately 46% of our cash was held by our foreign subsidiaries with $263 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong, and Australia. If we repatriate cash from these subsidiaries, we should not incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I to the unaudited consolidated financial statements, are more than adequate to meet our operating needs over the next fiscal year.

Recently Issued Accounting Pronouncements

See Note A to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, for recently issued accounting standards, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows.

Forward-looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: execution of buying strategy and inventory management; operational and business expansion and management of large size and scale; consumer trends and preferences; various marketing efforts; competition; quality and availability of personnel, training and retention; labor costs and workforce challenges; data security; information systems and new technology; economic conditions and consumer spending; adverse or unseasonable weather; disruptions in the second half of the fiscal year; serious disruptions or catastrophic events; corporate and retail banner reputation; quality, safety and other issues with merchandise; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; expanding international operations; sourcing and moving merchandise internationally; commodity availability and pricing or increases in utility, transportation or logistics costs; fluctuations in currency exchange rates; fluctuations in quarterly operating results and market expectations; mergers, acquisitions, or business investments, divestitures, closings or business consolidations; outcomes of litigation, legal proceedings and other legal or regulatory matters; tax matters; real estate activities; cash flow and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 28, 2017.

Item 4.	Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2017 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended April 29, 2017 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 28, 2017, as filed with the Securities Exchange Commission on March 28, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2018 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(4)
January 29, 2017 through February 25, 2017	798,540	$75.14	798,540	$2,730,762,170

February 26, 2017 through April 1, 2017	2,109,077	$78.64	2,098,124	$2,565,763,295

April 2, 2017 through April 29, 2017	1,795,898	$76.81	1,627,328	$2,440,763,356

Total:	4,703,515		4,523,992

(1)	Consists of shares repurchased under publicly announced stock repurchase programs and 179,523 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	Consists of shares repurchased under publicly announced stock repurchase programs.
(4)	In February 2016, TJX announced a $2.0 billion stock repurchase program, under which $1.4 billion remained available as of April 29, 2017. Additionally, in February 2017, TJX announced its 18th stock repurchase program authorizing an additional $1.0 billion in repurchases from time to time.

Item 6.	Exhibits.

10.1	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of April 4, 2017 is filed herewith.

10.2	The Employment Agreement dated March 10, 2017 between and among Michael MacMillan, Winners Merchants International LP and TJX, incorporated herein by reference to Exhibit 10.4 to the Form 10-K filed March 28, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 26, 2017

/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of April 4, 2017 is filed herewith.

10.2	The Employment Agreement dated March 10, 2017 between and among Michael MacMillan, Winners Merchants International LP and TJX, incorporated herein by reference to Exhibit 10.4 to the Form 10-K filed March 28, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.