Form 10-Q
period 2017-07-29
TJX COMPANIES INC /DE/
filed 2017-08-25
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2017

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

The number of shares of registrant’s common stock outstanding as of July 29, 2017: 636,274,241

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	July 29, 2017	July 30, 2016
Net sales	$8,357,700	$7,882,053

Cost of sales, including buying and occupancy costs	5,972,675	5,562,961
Selling, general and administrative expenses	1,483,648	1,393,248
Interest expense, net	9,677	11,262

Income before provision for income taxes	891,700	914,582
Provision for income taxes	338,743	352,408

Net income	$552,957	$562,174

Basic earnings per share:
Net income	$0.87	$0.85
Weighted average common shares – basic	639,127	658,117

Diluted earnings per share:
Net income	$0.85	$0.84
Weighted average common shares – diluted	648,317	666,606

Cash dividends declared per share	$0.3125	$0.2600

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2017	2016
Net sales	$16,141,724	$15,424,409

Cost of sales, including buying and occupancy costs	11,502,747	10,935,104
Selling, general and administrative expenses	2,895,251	2,728,298
Interest expense, net	19,518	21,456

Income before provision for income taxes	1,724,208	1,739,551
Provision for income taxes	634,972	669,031

Net income	$1,089,236	$1,070,520

Basic earnings per share:
Net income	$1.70	$1.62
Weighted average common shares – basic	641,776	659,825

Diluted earnings per share:
Net income	$1.67	$1.60
Weighted average common shares – diluted	651,892	668,754

Cash dividends declared per share	$0.6250	$0.5200

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	July 29,	July 30,
	2017	2016
Net income	$552,957	$562,174

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax provision of $54,866 in fiscal 2018 and benefit of $19,883 in fiscal 2017	130,667	(128,308)
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $2,543 in fiscal 2018 and $3,204 in fiscal 2017	3,866	4,870
Amortization of loss on cash flow hedge, net of related tax provisions of $113 in fiscal 2018 and $112 in fiscal 2017	171	171

Other comprehensive income (loss), net of tax	134,704	(123,267)

Total comprehensive income	$687,661	$438,907

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2017	2016
Net income	$1,089,236	$1,070,520

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax provisions of $34,323 in fiscal 2018 and $31,364 in fiscal 2017	125,422	1,286
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $5,086 in fiscal 2018 and $4,054 in fiscal 2017	7,732	6,163
Amortization of loss on cash flow hedge, net of related tax provisions of $225 in fiscal 2018 and $225 in fiscal 2017	342	342

Other comprehensive income (loss), net of tax	133,496	7,791

Total comprehensive income	$1,222,732	$1,078,311

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	July 29,	January 28,	July 30,
	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,449,305	$2,929,849	$1,803,648
Short-term investments	502,757	543,242	421,153
Accounts receivable, net	305,401	258,831	288,777
Merchandise inventories	3,864,454	3,644,959	3,870,605
Prepaid expenses and other current assets	427,428	358,058	412,528
Federal, state, and foreign income taxes recoverable	18,436	15,835	13,963

Total current assets	7,567,781	7,750,774	6,810,674

Net property at cost	4,744,690	4,532,894	4,263,380
Non-current deferred income taxes, net	6,501	6,193	6,861
Goodwill	197,522	195,871	196,046
Other assets	419,121	398,076	393,692

TOTAL ASSETS	$12,935,615	$12,883,808	$11,670,653

LIABILITIES
Current liabilities:
Accounts payable	$2,346,548	$2,230,904	$2,258,251
Accrued expenses and other current liabilities	2,208,014	2,320,464	1,985,249
Federal, state and foreign income taxes payable	101,971	206,288	70,705

Total current liabilities	4,656,533	4,757,656	4,314,205

Other long-term liabilities	1,116,524	1,073,954	928,962
Non-current deferred income taxes, net	392,651	314,000	360,178
Long-term debt	2,229,103	2,227,599	1,615,952
Commitments and contingencies (See Note K)

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 636,274,241; 646,319,046 and 656,644,919 respectively	636,274	646,319	656,645
Additional paid-in capital	—	—	—
Accumulated other comprehensive income (loss)	(560,730)	(694,226)	(659,681)
Retained earnings	4,465,260	4,558,506	4,454,392

Total shareholders’ equity	4,540,804	4,510,599	4,451,356

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,935,615	$12,883,808	$11,670,653

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,089,236	$1,070,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	348,130	324,767
Loss on property disposals and impairment charges	3,176	1,239
Deferred income tax provision	38,874	47,057
Share-based compensation	49,515	49,886
Excess tax benefits from share-based compensation	—	(49,836)
Changes in assets and liabilities:
(Increase) in accounts receivable	(43,150)	(51,194)
(Increase) in merchandise inventories	(168,775)	(190,884)
(Increase) in taxes recoverable	(2,601)	(2,904)
(Increase) in prepaid expenses and other current assets	(63,579)	(38,398)
Increase in accounts payable	84,558	62,180
(Decrease) in accrued expenses and other liabilities	(165,363)	(27,150)
(Decrease) in income taxes payable	(104,699)	(10,431)
Other	37,724	(1,268)

Net cash provided by operating activities	1,103,046	1,183,584

Cash flows from investing activities:
Property additions	(506,862)	(508,435)
Purchase of investments	(426,550)	(380,295)
Sales and maturities of investments	480,596	323,478
Other	—	(2,324)

Net cash (used in) investing activities	(452,816)	(567,576)

Cash flows from financing activities:
Cash payments for repurchase of common stock	(884,683)	(756,162)
Proceeds from issuance of common stock	60,818	89,976
Excess tax benefits from share-based compensation	—	49,836
Cash dividends paid	(369,456)	(311,508)
Cash payments of employee tax withholdings for performance based stock awards	(16,825)	(24,965)
Other	(1,599)	—

Net cash (used in) financing activities	(1,211,745)	(952,823)

Effect of exchange rate changes on cash	80,971	44,990

Net (decrease) in cash and cash equivalents	(480,544)	(291,825)
Cash and cash equivalents at beginning of year	2,929,849	2,095,473

Cash and cash equivalents at end of period	$2,449,305	$1,803,648

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional	Accumulated Other
	Shares	Par Value $1	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 28, 2017	646,319	$646,319	$—	$(694,226)	$4,558,506	$4,510,599
Net income	—	—	—	—	1,089,236	1,089,236
Other comprehensive income (loss), net of tax	—	—	—	133,496	—	133,496
Cash dividends declared on common stock	—	—	—	—	(401,352)	(401,352)
Recognition of share-based compensation	—	—	49,515	—	—	49,515
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	1,771	1,771	42,222	—	—	43,993
Common stock repurchased and retired	(11,816)	(11,816)	(91,737)	—	(781,130)	(884,683)

Balance, July 29, 2017	636,274	$636,274	$—	$(560,730)	$4,465,260	$4,540,804

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A. Basis of Presentation

Basis of Presentation

The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These Consolidated Financial Statements and Notes are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its financial statements for the periods reported, all in conformity with GAAP consistently applied. The Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“fiscal 2017”).

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

Fiscal Year

TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends February 3, 2018 (“fiscal 2018”) and is a 53-week fiscal year. Fiscal 2017 was a 52-week fiscal year.

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, impairment of long-lived assets, goodwill and tradenames, retirement obligations, share-based compensation, casualty insurance, reserves for uncertain tax positions and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.

Future Adoption of New Accounting Standards

Revenue Recognition

In May 2014, The Financial Accounting Standards Board (the “FASB”) issued updated guidance on revenue recognition. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard early. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We believe that there will be no change in the timing or amount of revenue recognized under the new standard as it relates to revenue from point of sale at the registers in our stores, which constitutes more than 95% of the Company’s revenue. We continue to evaluate other revenue streams such as e-commerce sales, sales attributable to loyalty benefit programs and shipping revenue, and there may be a slight change in the presentation and timing of when such revenue is recognized. The new standard will require a change in the presentation of our sales return reserve on the balance sheet, which we currently record net. The new standard will require the reserve to be established at the gross sales value with an asset established for the value of the merchandise returned. We do not expect this change to have material impact on our financial condition or results of operations other than additional disclosure requirements. We plan to adopt this standard in the first quarter of the fiscal year ending January 26, 2019 and continue to evaluate the impact this standard will have on our Consolidated Financial Statements and Notes thereto, as well as our preferred method of adoption.

Leases

In February 2016, the FASB issued updated guidance on leases that aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. The Company has established a cross-functional team to implement the updated lease guidance and is in the process of evaluating its lease portfolio and the impact this standard will have on our Consolidated Financial Statements and Notes thereto. The Company expects this standard to have a material impact on its statement of financial condition as it will record a significant asset and liability associated with its more than 3,900 leased locations. The Company continues to assess if the initial lease term will differ under the new standard versus current accounting practice. If the lease term remains unchanged the income statement impact of the new standard is not expected to be material. We plan to adopt this standard in the first quarter of the fiscal year ending February 1, 2020.

Cash Flows

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

Goodwill

In January 2017, the FASB issued updated guidance on goodwill that aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, goodwill impairment will be measured as the amount by which the carrying value exceeds the fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. TJX does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Retirement Benefits

In March 2017, the FASB issued updated guidance related to retirement benefits which requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. This pronouncement is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The amendments in this update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the presentation of the other components of net benefit cost.

Recently Adopted Accounting Standards

Share Based Compensation

In the first quarter of 2017, TJX adopted a pronouncement that aims to simplify several aspects of accounting and reporting for share-based payment transactions. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The adoption of this provision is to be applied prospectively. The impact to TJX’s results of operations related to this provision for the three and six months ended July 29, 2017 was a decrease in the provision for income taxes of $3.3 million and $27.9 million, respectively. The impact of this benefit on TJX’s future results of operations will depend in part on the market prices for TJX’s shares on the dates there are taxable events related to share awards, and therefore the impact is difficult to predict. The remaining provisions within the pronouncement did not have a material impact on our consolidated financial statements.

Note B. Property at Cost

The following table presents the components of property at cost:

In thousands	July 29, 2017	January 28, 2017	July 30, 2016
Land and buildings	$1,271,189	$1,247,585	$1,077,567
Leasehold costs and improvements	3,088,783	2,884,054	2,810,844
Furniture, fixtures and equipment	5,234,345	4,871,764	4,650,414

Total property at cost	$9,594,317	$9,003,403	$8,538,825
Less accumulated depreciation and amortization	4,849,627	4,470,509	4,275,445

Net property at cost	$4,744,690	$4,532,894	$4,263,380

Depreciation expense was $347.1 million for the six months ended July 29, 2017 and $321.7 for the six months ended July 30, 2016. Depreciation expense was $658.8 million for the twelve months ended January 28, 2017.

During fiscal 2017 the Company identified fully depreciated assets that were no longer in use and should have been written off during fiscal 2017 or prior periods. The July 30, 2016 property at cost and accumulated depreciation were reduced by $858 million. There was no impact to net property at cost. This error was not material to our consolidated financial statements; however, we have corrected the July 30, 2016 amounts to reflect the write-off that should have been recorded at that time.

Note C. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of taxes. The following table details the changes in accumulated other comprehensive income (loss) for the six months ended July 29, 2017:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, January 28, 2017	$(491,803)	$(199,481)	$(2,942)	$(694,226)
Additions to other comprehensive income:
Foreign currency translation adjustments (net of taxes of $34,323)	125,422	—	—	125,422
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses (net of taxes of $5,086)	—	7,732	—	7,732
Amortization of loss on cash flow hedge (net of taxes of $225)	—	—	342	342

Balance, July 29, 2017	$(366,381)	$(191,749)	$(2,600)	$(560,730)

Note D. Capital Stock and Earnings Per Share

Capital Stock

TJX repurchased and retired 7.5 million shares of its common stock at a cost of $550.0 million during the quarter ended July 29, 2017, on a “trade date” basis. During the six months ended July 29, 2017, TJX repurchased and retired 12 million shares of its common stock at a cost of $900.0 million, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $884.7 million for the six months ended July 29, 2017 and $756.2 million for the six months ended July 30, 2016.

In February 2016, TJX announced that its Board of Directors had approved a stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through July 29, 2017, TJX repurchased 14.8 million shares of common stock at a cost of $1.1 billion. At July 29, 2017, $890.8 million remained available for purchase under this program.

In February 2017, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $1.0 billion of TJX common stock from time to time, all of which remained available at July 29, 2017.

All shares repurchased under the stock repurchase programs have been retired.

Earnings Per Share

The following tables present the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	July 29, 2017	July 30, 2016
Basic earnings per share
Net income	$552,957	$562,174
Weighted average common shares outstanding for basic EPS	639,127	658,117

Basic earnings per share	$0.87	$0.85

Diluted earnings per share
Net income	$552,957	$562,174

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	639,127	658,117
Assumed exercise/vesting of:
Stock options and awards	9,190	8,489

Weighted average common shares outstanding for diluted EPS	648,317	666,606

Diluted earnings per share	$0.85	$0.84

	Twenty-Six Weeks Ended
In thousands, except per share data	July 29, 2017	July 30, 2016
Basic earnings per share
Net income	$1,089,236	$1,070,520
Weighted average common shares outstanding for basic EPS	641,776	659,825

Basic earnings per share	$1.70	$1.62

Diluted earnings per share
Net income	$1,089,236	$1,070,520

Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	641,776	659,825
Assumed exercise/vesting of:
Stock options and awards	10,116	8,929

Weighted average common shares outstanding for diluted EPS	651,892	668,754

Diluted earnings per share	$1.67	$1.60

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 8.0 million such options excluded for each of the thirteen weeks and twenty-six weeks ended July 29, 2017. There were 4.0 million such options excluded for each of the thirteen weeks and twenty-six weeks ended July 30, 2016.

Note E. Financial Instruments

As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. TJX seeks to minimize risk from changes in interest and foreign currency exchange rates and fuel costs through the use of derivative financial instruments when and to the extent deemed appropriate. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. TJX does not hedge its net investments in foreign subsidiaries.

Diesel Fuel Contracts

TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2017 and the first six months of fiscal 2018, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2018. In addition, during fiscal 2018, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first half of fiscal 2019. The hedge agreements outstanding at July 29, 2017 relate to approximately 53% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2018 and approximately 46% of TJX’s estimated notional diesel requirements for the first six months of fiscal 2019. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2018 and the first seven months of fiscal 2019. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts

TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations at TJX International (United Kingdom, Ireland, Germany, Poland, Austria, The Netherlands and Australia), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at July 29, 2017 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2018 and the first quarter of fiscal 2019. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 29, 2017:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at July 29, 2017
Fair value hedges:

Intercompany balances, primarily debt and related interest
	zł 67,000		£13,000	0.1940	(Accrued Exp)	$—	$(1,326)	$(1,326)
	€ 69,200		£59,813	0.8643	(Accrued Exp)	—	(3,044)	(3,044)
	U.S.$ 68,445		£55,000	0.8036	Prepaid Exp	4,174	—	4,174
	A$ 40,000		£23,781	0.5945	(Accrued Exp)	—	(676)	(676)

Economic hedges for which hedge accounting was not elected:

Diesel contracts	Fixed on 2.0M – 2.5M gal per month		Float on 2.0M – 2.5M gal per month	N/A	Prepaid Exp	544	—	544
Intercompany billings in Europe, primarily merchandise related	€54,000		£47,790	0.8850	(Accrued Exp)	—	(730)	(730)
Merchandise purchase commitments
	C$ 571,142	U.S.$	430,600	0.7539	(Accrued Exp)	—	(29,261)	(29,261)
	C$ 33,086		€22,500	0.6800	Prepaid Exp / (Accrued Exp)	218	(361)	(143)
	£ 252,400	U.S.$	324,000	1.2837	(Accrued Exp)	—	(8,417)	(8,417)
	A$ 26,492	U.S.$	20,266	0.7650	(Accrued Exp)	—	(895)	(895)
	zł 326,370		£66,993	0.2053	(Accrued Exp)	—	(1,917)	(1,917)
	U.S.$ 2,284		£1,787	0.7824	Prepaid Exp	65	—	65
	U.S.$ 74,175		€66,313	0.8940	Prepaid Exp	3,957	—	3,957

Total fair value of derivative financial instruments						$8,958	$(46,627)	$(37,669)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 28, 2017:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 28, 2017
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł 67,000		£13,000	0.1940	(Accrued Exp)	$—	$(6)	$(6)
	€ 63,000		£54,452	0.8643	Prepaid Exp	263	—	263
	U.S.$ 68,445		£55,000	0.8036	Prepaid Exp	1,196	—	1,196

Economic hedges for which hedge accounting was not elected:
Diesel contracts
	Fixed on 2.1M – 2.5M gal per month		Float on 2.1M– 2.5M gal per month	N/A	Prepaid Exp	2,183	—	2,183

Intercompany billings in Europe, primarily merchandise related
	€ 68,000		£58,306	0.8574	Prepaid Exp	262	—	262
Merchandise purchase commitments
	C$ 462,025	U.S.$	349,750	0.7570	Prepaid Exp / (Accrued Exp)	1,089	(3,081)	(1,992)
	C$ 19,571		€13,650	0.6975	Prepaid Exp / (Accrued Exp)	22	(290)	(268)
	£ 180,963	U.S.$	227,500	1.2572	Prepaid Exp / (Accrued Exp)	2,327	(2,695)	(368)
	zł 249,079		£48,593	0.1951	Prepaid Exp / (Accrued Exp)	681	(927)	(246)
	U.S.$ 22,226		€20,686	0.9307	Prepaid Exp / (Accrued Exp)	178	(257)	(79)

Total fair value of financial instruments						$8,201	$(7,256)	$945

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 30, 2016:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at July 30, 2016
Fair value hedges:

Intercompany balances, primarily debt and related interest
	zł 57,073	C$	19,606	0.3435	Prepaid Exp	$448	$—	$448
	zł 45,000		£7,403	0.1645	(Accrued Exp)	—	(1,696)	(1,696)
	€ 61,000		£47,211	0.7740	(Accrued Exp)	—	(6,079)	(6,079)
	U.S.$ 77,957		£55,000	0.7055	(Accrued Exp)	—	(4,969)	(4,969)

Economic hedges for which hedge accounting was not elected:

Diesel contracts	Fixed on 1.8M – 2.2M gal per month		Float on 1.8M –2.2M gal per month	N/A	(Accrued Exp)	—	(4,832)	(4,832)

Intercompany billings in Europe, primarily merchandise related	€ 75,000		£64,031	0.8537	Prepaid Exp	816	—	816

Merchandise purchase commitments
	C$ 518,629	U.S.$	396,300	0.7641	Prepaid Exp / (Accrued Exp)	2,192	(4,070)	(1,878)
	C$ 25,108		€17,250	0.6870	Prepaid Exp / (Accrued Exp)	57	(42)	15
	£ 223,671	U.S.$	317,750	1.4206	Prepaid Exp / (Accrued Exp)	21,716	(252)	21,464
	U.S.$ 1,556		£1,079	0.6934	(Accrued Exp)	—	(127)	(127)
	zł 278,776		£50,509	0.1812	(Accrued Exp)	—	(4,474)	(4,474)
	U.S.$ 55,093		€48,792	0.8856	Prepaid Exp / (Accrued Exp)	154	(577)	(423)

Total fair value of derivative financial instruments						$25,383	$(27,118)	$(1,735)

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income by Derivative
	Recognized in Income by	Thirteen Weeks Ended
In thousands	Derivative	July 29, 2017	July 30, 2016
Fair value hedges:

Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(5,591)	$(14,163)

Economic hedges for which hedge accounting was not elected:

Diesel fuel contracts	Cost of sales, including buying and occupancy costs	2,006	(3,516)

Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(5,045)	(6,968)

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(44,098)	37,709

Gain / (loss) recognized in income		$(52,728)	$13,062

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income by Derivative
	Recognized in Income by	Twenty-Six Weeks Ended
In thousands	Derivative	July 29, 2017	July 30, 2016
Fair value hedges:

Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(2,366)	$(13,286)

Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(1,317)	(1,229)

Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(3,444)	(9,076)

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(34,165)	(7,279)

Gain / (loss) recognized in income		$(41,292)	$(30,870)

Note F. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	July 29, 2017	January 28, 2017	July 30, 2016
Level 1
Assets:
Executive Savings Plan investments	$221,978	$195,733	$184,770

Level 2
Assets:
Short-term investments	$502,757	$543,242	$421,153
Foreign currency exchange contracts	8,414	6,018	25,383
Diesel fuel contracts	544	2,183	—

Liabilities:
Foreign currency exchange contracts	$46,627	$7,256	$22,286
Diesel fuel contracts	—	—	4,832

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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of July 29, 2017 was $2.20 billion compared to a carrying value of $2.23 billion. The fair value of long-term debt as of January 28, 2017 was $2.17 billion compared to a carrying value of $2.23 billion. The fair value of long-term debt as of July 30, 2016 was $1.75 billion compared to a carrying value of $1.62 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
	July 29,	July 30,
In thousands	2017	2016
Net sales:
In the United States:
Marmaxx	$5,284,639	$5,098,998
HomeGoods	1,156,398	986,663
TJX Canada	832,026	756,781
TJX International	1,084,637	1,039,611

	$8,357,700	$7,882,053

Segment profit:
In the United States:
Marmaxx	$746,881	$742,289
HomeGoods	141,345	128,047
TJX Canada	83,229	121,979
TJX International	38,967	42,879

	1,010,422	1,035,194

General corporate expense	109,045	109,350
Interest expense, net	9,677	11,262

Income before provision for income taxes	$891,700	$914,582

	Twenty-Six Weeks Ended
	July 29,	July 30,
In thousands	2017	2016
Net sales:
In the United States:
Marmaxx	$10,251,774	$9,964,373
HomeGoods	2,277,667	1,997,099
TJX Canada	1,570,797	1,442,358
TJX International	2,041,486	2,020,579

	$16,141,724	$15,424,409

Segment profit:
In the United States:
Marmaxx	$1,434,046	$1,451,146
HomeGoods	293,437	266,257
TJX Canada	186,109	179,451
TJX International	45,827	57,226

	1,959,419	1,954,080

General corporate expense	215,693	193,073
Interest expense, net	19,518	21,456

Income before provision for income taxes	$1,724,208	$1,739,551

Note H. Pension Plans and Other Retirement Benefits

Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	July 29,	July 30,	July 29,	July 30,
In thousands	2017	2016	2017	2016
Service cost	$11,804	$11,209	$587	$542
Interest cost	13,759	14,362	843	875
Expected return on plan assets	(17,382)	(17,935)	—	—
Recognized actuarial losses	5,574	7,210	833	864

Total expense	$13,755	$14,846	$2,263	$2,281

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
In thousands	2017	2016	2017	2016
Service cost	$23,609	$22,418	$1,175	$1,083
Interest cost	27,518	28,724	1,686	1,750
Expected return on plan assets	(34,764)	(35,870)	—	—
Recognized actuarial losses	11,154	14,419	1,664	1,729

Total expense	$27,517	$29,691	$4,525	$4,562

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

Note I. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of July 29, 2017, January 28, 2017 and July 30, 2016. All amounts are net of unamortized debt discounts.

In thousands	July 29, 2017	January 28, 2017	July 30, 2016
General corporate debt:
6.95% senior unsecured notes, redeemed on October 12, 2016 (effective interest rate of 6.98% after reduction of unamortized debt discount of $188 at July 30, 2016)	$—	$—	$374,812
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $256 at July 29, 2017, $278 at January 28, 2017 and $300 at July 30, 2016)	499,744	499,722	499,700
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $287 at July 29, 2017, $325 at January 28, 2017 and $362 at July 30, 2016)	749,713	749,675	749,638
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $6,776 at July 29, 2017 and $7,149 at January 28, 2017)	993,224	992,851	—
Debt issuance cost	(13,578)	(14,649)	(8,198)

Long-term debt	$2,229,103	$2,227,599	$1,615,952

On September 12, 2016, TJX issued $1.0 billion aggregate principal amount of 2.25% ten-year notes due September 2026 all of which was outstanding at July 29, 2017. TJX entered into a rate-lock agreement to hedge $700 million of the 2.25% notes. The cost of these agreements are being amortized to interest expense over the term of the notes resulting in an effective fixed rate of 2.36%.

At July 29, 2017, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $750 million aggregate principal amount of 2.75% seven-year notes, due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes. TJX also entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.

At July 29, 2017, TJX had two $500 million revolving credit facilities, one which matures in March 2020 and one which matures in March 2022. At July 29, 2017, the agreements require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements had no compensating balance requirements and had various covenants. Each of these facilities required TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, depreciation and amortization, and consolidated rentals (“EBITDAR”) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at July 29, 2017, January 28, 2017 and July 30, 2016. As of July 29, 2017, January 28, 2017 and July 30, 2016, and during the quarters and year then ended, there were no amounts outstanding under any of these facilities.

As of July 29, 2017, January 28, 2017 and July 30, 2016, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of July 29, 2017, January 28, 2017 and July 30, 2016, there were no amounts outstanding on the Canadian credit line for operating expenses. As of July 29, 2017, January 28, 2017, and July 30, 2016, our European business at TJX International had an uncommitted credit line of £5 million. As of July 29, 2017, January 28, 2017, and July 30, 2016, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes

The effective income tax rate was 38.0% for the fiscal 2018 second quarter and 36.8% for the six months ended July 29, 2017 compared to 38.5% for each of the comparable periods last year. The decrease in the effective income tax rate was primarily due to excess income tax benefits related to share-based payments which reduced the effective income tax rate by 0.4 percentage points for the second quarter and 1.6 percentage points for the six months ended July 29, 2017. The jurisdictional mix of income also contributed to the decrease of the effective income tax rate.

TJX had net unrecognized tax benefits of $40.4 million as of July 29, 2017, $38.5 million as of January 28, 2017 and $36.2 million as of July 30, 2016.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, fiscal years through 2008 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $8.3 million as of July 29, 2017, $8.0 million as of January 28, 2017 and $7.5 million as of July 30, 2016.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $14 million.

Note K. Contingent Obligations and Contingencies

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

TJX may also be contingently liable on up to nine leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote, and has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $48.7 million as of July 29, 2017. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

TJX is a party to various agreements under which it may be obligated to indemnify the other party with respect to certain losses related to matters such as title to assets sold, specified environmental matters or certain income taxes. These obligations are often limited in time and amount. There are no amounts reflected in our balance sheets with respect to these contingent obligations.

Contingencies

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

The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 29, 2017 Compared to

The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 30, 2016

Overview

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 3,900 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods; TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, HomeSense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In the U.S., we also operate Sierra Trading Post (STP), an off-price Internet retailer with a small number of stores. The results of STP are reported in our Marmaxx segment.

Results of Operations

Highlights of our financial performance for the second quarter ended July 29, 2017 include the following:

•	Net sales increased 6% to $8.4 billion for the fiscal 2018 second quarter over last year’s second quarter sales of $7.9 billion. At July 29, 2017, stores in operation increased 6% and selling square footage increased 5% compared to the end of the fiscal 2017 second quarter.

•	Same store sales increased 3% in the second quarter of fiscal 2018 over an increase of 4% in the second quarter of fiscal 2017. The increase in same store sales was primarily driven by an increase in customer traffic. The value of the average transaction was down with an increase in units sold more than offset by a decrease in the average ticket.

•	Diluted earnings per share for the second quarter of fiscal 2018 were $0.85 versus $0.84 per share in the second quarter of fiscal 2017. Foreign currency had a $0.04 negative impact on earnings per share for the second quarter of fiscal 2018 compared to $0.03 positive impact on earnings per share for the second quarter of fiscal 2017.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2018 was 10.7%, a 0.9 percentage point decrease from 11.6% for the same period last year.

•	Our cost of sales, including buying and occupancy costs, ratio for the second quarter of fiscal 2018 was 71.5%, a 0.9 percentage point increase compared to the second quarter last year. This increase was driven by the unfavorable impact of the mark-to-market adjustment of our inventory hedges.

•	Our selling, general and administrative expense ratio for the second quarter of fiscal 2018 was 17.8%, up 0.1 percentage points compared to the prior year’s second quarter ratio. The increase in the ratio was primarily due to higher employee payroll costs as a result of wage increases.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, decreased 6% on both a reported and constant currency basis at the end of the second quarter of fiscal 2018 as compared to the prior year.

•	During the second quarter, we returned $751 million to our shareholders through share repurchases and dividends.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the second quarter ended July 29, 2017 totaled $8.4 billion, a 6% increase over consolidated net sales of $7.9 billion for the second quarter ended July 30, 2016. The increase reflected a 4% increase from new store sales and a 3% increase in same store sales, offset by a 1% negative impact from foreign currency exchange rates. This increase compares to sales growth of 7% in last year’s second quarter, which reflected a 4% increase from same store sales, a 5% increase in new store sales, offset by a 2% negative impact from foreign currency exchange rates.

Consolidated net sales for the six months ended July 29, 2017 totaled $16.1 billion, a 5% increase over $15.4 billion in last year’s comparable period. The increase reflected a 4% increase from new store sales and a 2% increase in same store sales, offset by a 1% negative impact from foreign currency exchange rates. This compares to sales growth of 8% in the six-month period of fiscal 2017, which reflected a 6% increase in same store sales, a 4% increase from new store sales, and a 2% negative impact from foreign currency exchange rates.

As of July 29, 2017, our consolidated store count increased 6% and selling square footage increased 5% compared to the end of the second quarter last year.

The consolidated same store sales increase for the second quarter and six months ended July 29, 2017 was primarily driven by an increase in customer traffic. The value of the average transaction was down with an increase in units sold more than offset by a decrease in the average ticket. On a consolidated basis, home fashions outperformed apparel categories for both the second quarter and six-month period ended July 29, 2017. Sales of both apparel and home fashions were solid for the second quarter. We believe unfavorable weather in this year’s first quarter in parts of the U.S. and Canada had a negative impact on sales for the first six months of fiscal 2018, especially in the apparel categories. In the U.S., same store sales in most regions were near the consolidated average for both the second quarter and first six months with the Southeast region recording same store sales growth above the consolidated average. In Canada, same store sales were above the consolidated average for the fiscal 2018 second quarter and six-month periods while same store sales for our International segment were below the consolidated average.

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

The following table sets forth certain information about our consolidated operating results as a percentage of net sales for the following periods:

	Percentage of Net Sales Thirteen Weeks Ended July 29, 2017	Percentage of Net Sales Thirteen Weeks Ended July 30, 2016
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.5	70.6
Selling, general and administrative expenses	17.8	17.7
Interest expense, net	0.1	0.1

Income before provision for income taxes*	10.7%	11.6%

*	Figures may not foot due to rounding

	Percentage of Net Sales Twenty-Six Weeks Ended July 29, 2017	Percentage of Net Sales Twenty-Six Weeks Ended July 30, 2016
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.3	70.9
Selling, general and administrative expenses	17.9	17.7
Interest expense, net	0.1	0.1

Income before provision for income taxes*	10.7%	11.3%

*	Figures may not foot due to rounding

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales increased by 0.9 percentage points to 71.5% for the second quarter of fiscal 2018 as compared to last year’s ratio. The increase for the second quarter was driven by the unfavorable impact of the mark-to-market of our inventory derivatives of 0.9 percentage points along with an increase in consolidated distribution center costs of 0.2 percentage points. These increases were partially offset by an improvement in consolidated merchandise margins. The 0.4 percentage points increase to 71.3% for the six-month period was also driven by the unfavorable impact of the mark-to-market of our inventory derivatives and an increase in consolidated distribution center costs. Our increase in distribution center costs for the quarter and six-month period reflects the impact of processing more units as well as additional investments in the supply chain network.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 17.8% in the second quarter of fiscal 2018, up 0.1 percentage point over last year’s ratio, and increased by 0.2 percentage points to 17.9% for the six-months ended July 29, 2017 as compared to the same period last year. The major factors for the increase for both the second quarter and six-month period were the higher store payroll costs resulting from wage increases as well as the impact of handling the increase in units.

Interest expense, net: Interest expense, net decreased $1.6 million for the second quarter ended July 29, 2017 and decreased $1.9 million for the six months ended July 29, 2017 as compared to the same periods last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
Dollars in thousands	2017	2016	2017	2016
Interest expense	$17,279	$16,947	$34,532	$33,945
Capitalized interest	(1,241)	(2,391)	(2,462)	(4,403)
Interest (income)	(6,361)	(3,294)	(12,552)	(8,086)

Interest expense, net	$9,677	$11,262	$19,518	$21,456

For the second quarter and first six months of fiscal 2018, the reduction in net interest expense was driven by additional interest income, primarily due to an increase in invested balances and higher rates of return. This more than offset the reduction in capitalized interest and the increase in gross interest expense.

Income taxes: The effective income tax rate was 38.0% for the fiscal 2018 second quarter and 36.8% for the six months ended July 29, 2017 compared to 38.5% for each of the comparable periods last year. The decrease in the effective income tax rate was primarily due to excess income tax benefits related to share-based payments which reduced the effective income tax rate by 0.4 percentage points for the second quarter and 1.6 percentage points for the six months ended July 29, 2017. The jurisdictional mix of income also contributed to the decrease of the effective income tax rate.

Net income and net income per share: Net income for the second quarter of fiscal 2018 was $553.0 million, or $0.85 per diluted share, versus $562.2 million, or $0.84 per diluted share, in last year’s second quarter. Foreign currency had a $0.04 negative impact on earnings per share for the second quarter of fiscal 2018 compared to a $0.03 positive impact per share for the second quarter of fiscal 2017. Net income for the six months ended July 29, 2017 was $1.1 billion, or $1.67 per diluted share, compared to $1.1 billion, or $1.60 per diluted share, in last year’s comparable period. Foreign currency had a $.03 negative impact on earnings per share in the first six months of fiscal 2018 compared to a $0.01 negative impact on earnings per share in the prior year. The benefit in the tax provision due to the change in accounting for share-based compensation increased earnings per share by $0.04 per share in the first six months of fiscal 2018.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately three percent in both the second quarter and first six months of fiscal 2018.

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

We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense, net. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
Dollars in millions	2017	2016	2017	2016
Net sales	$5,284.6	$5,099.0	$10,251.8	$9,964.4
Segment profit	$746.9	$742.3	$1,434.0	$1,451.1
Segment profit as a percentage of net sales	14.1%	14.6%	14.0%	14.6%
Increase in same store sales	2%	4%	1%	5%
Stores in operation at end of period
T.J. Maxx			1,194	1,165
Marshalls			1,043	1,013
Sierra Trading Post			16	9

Total			2,253	2,187

Selling square footage at end of period (in thousands)
T.J. Maxx			26,707	26,289
Marshalls			24,678	24,390
Sierra Trading Post			295	176

Total			51,680	50,855

Net sales for Marmaxx increased 4% for the second quarter and 3% for the first six months of fiscal 2018 as compared to the same periods last year. Same store sales increased 2% for the second quarter and 1% for the six-month period. New store sales drove the remaining 2% increase for both the second quarter and six-month period. Same store sales growth at Marmaxx for the second quarter and six months ended July 29, 2017 was mainly driven by an increase in customer traffic. Marmaxx sales for both periods also reflected an increase in units sold which was more than offset by a decrease in the average ticket. Geographically, same store sales growth in both the quarter and the six-month period, was widespread as most regions were near the divisional average. Home fashions outperformed apparel in both periods.

Segment profit margin decreased to 14.1% for the second quarter of fiscal 2018 compared to 14.6% for the same period last year, and for the six months ended July 29, 2017 segment profit margin decreased to 14.0% compared to 14.6% in the same period last year. Marmaxx results reflected a decrease in segment margin, which was primarily due to wage increases, additional supply chain costs as a result of processing more units and deleverage on the 2% same store sales. Marmaxx’s merchandise margins for both periods were consistent with those of the comparable prior periods. Our e-commerce businesses, which represent less than 2% of Marmaxx’s net sales, did not have a significant impact on year over year segment margin comparisons for the second quarter.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
Dollars in millions	2017	2016	2017	2016
Net sales	$1,156.4	$986.7	$2,277.7	$1,997.1
Segment profit	$141.3	$128.0	$293.4	$266.3
Segment profit as a percentage of net sales	12.2%	13.0%	12.9%	13.3%
Increase in same store sales	7%	5%	5%	7%
Stores in operation at end of period			619	538
Selling square footage at end of period (in thousands)			11,704	10,417

HomeGoods net sales increased 17% in the second quarter and 14% in the first six months of fiscal 2018 compared to the same periods last year. Same store sales increased 7% for the second quarter and 5% for the six-month period. New store sales drove the remaining 10% increase for the second quarter and 9% increase for the six-month period. The increase in same store sales for the second quarter and six months ended July 29, 2017 was largely driven by an increase in customer traffic and units sold.

Segment profit margin was 12.2% for the second quarter of fiscal 2018 compared to 13.0% for the same period last year. Segment profit margin decreased to 12.9% for the six months ended July 29, 2017 compared to 13.3% for the six months ended July 30, 2016. The decline in segment margin for the second quarter and six-month period was primarily due to a reduction in merchandise margin. The decline in merchandise margin was driven by an increase in freight costs, largely due to our new distribution center. Segment margin was also unfavorably impacted by higher store payroll costs due to wage increases, higher distribution center costs, costs associated with opening an increased number of HomeGoods stores as well as start-up costs associated with our new Homesense chain in the U.S. These costs were partially offset by expense leverage on the strong same store sales increase.

The first U.S. Homesense store opened on August 17, 2017 with three more scheduled to open before the end of fiscal 2018.

Foreign Segments:

TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
U.S. Dollars in millions	2017	2016	2017	2016
Net sales	$832.0	$756.8	$1,570.8	$1,442.4
Segment profit	$83.2	$122.0	$186.1	$179.5
Segment profit as a percentage of net sales	10.0%	16.1%	11.8%	12.4%
Increase in same store sales	7%	9%	5%	11%

Stores in operation at end of period
Winners			258	250
HomeSense			112	104
Marshalls			63	45

Total			433	399

Selling square footage at end of period (in thousands)
Winners			5,668	5,538
HomeSense			2,092	1,953
Marshalls			1,435	1,054

Total			9,195	8,545

Net sales for TJX Canada increased 10% during the second quarter ended July 29, 2017 and 9% for the six months ended July 29, 2017 compared to the same periods last year. The quarterly increase reflects a 7% increase in same store sales growth and 5% from new store sales, which was offset by currency translation which negatively impacted sales growth by 2%. The six-month increase in net sales included same store sales growth of 5% and 5% from new store sales, which was offset by a negative 1% impact due to currency translation. The increase in same store sales for both periods was driven primarily by an increase in customer traffic as well as an increase in the value of the average transaction.

Segment profit margin was 10.0% for the fiscal 2018 second quarter and 11.8% for the six months ended July 29, 2017 compared to 16.1% and 12.4%, respectively, for the comparable periods last year. The change in the segment margin for the quarter and six-month period was primarily due to an unfavorable impact of 7.9 percentage points and 0.9 percentage points, respectively due to the mark-to-market impact of the inventory derivatives. Segment margin for the quarter and six-month period also reflects an increase in supply chain and distribution costs, primarily due to the costs of operating the new distribution center that opened last year. This was offset in part by an increase in merchandise margins for both the quarter and six-month period ended July 29, 2017, which benefitted from the year-over-year increase in the Canadian dollar.

TJX International

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. Dollars in millions	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$1,084.6	$1,039.6	$2,041.5	$2,020.6
Segment profit	$39.0	$42.9	$45.8	$57.2
Segment profit as a percentage of net sales	3.6%	4.1%	2.2%	2.8%
Increase in same store sales	1%	2%	1%	3%
Stores in operation at end of period
T.K. Maxx			522	473
HomeSense			51	43
T.K. Maxx Australia			35	35

Total			608	551

Selling square footage at end of period (in thousands)
T.K. Maxx			11,105	10,298
HomeSense			826	698
T.K. Maxx Australia			667	667

Total			12,598	11,663

Net sales for TJX International increased 4% for the second quarter and 1% for the six months ended July 29, 2017 compared to the same periods last year. The quarterly increase reflects a 9% increase from new store sales and a 1% increase in same store sales growth, which was offset by currency translation which negatively impacted sales growth by 6%. The six-month increase in net sales included an 8% increase from new store sales and a 1% increase in same store sales, which was offset by a negative 8% impact due to currency translation. Our TJX International segment had an increase in customer traffic, which was partially offset by a decline in the value of the average transaction for the quarter and six months ended July 29, 2017.

Segment profit margin for the second quarter and six-month period ended July 29, 2017, decreased 0.5 percentage points to 3.6% and 0.6 percentage points to 2.2%, respectively. Segment margin was unfavorably impacted by 1.1 percentage points for the second quarter and 0.1 percentage points for the six-month period due to the mark-to-market impact of the inventory derivatives. Segment margin was also negatively impacted by wage increases, higher distribution center costs, expense deleverage on the 1% same stores sales increase and an increase in transactional foreign currency losses. These declines were partially offset by an increase in merchandise margin of 0.9 percentage points in the quarter and 0.5 percentage points in the six-month period.

General corporate expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Dollars in millions	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
General corporate expense	$109.0	$109.4	$215.7	$193.1

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.

General corporate expense was flat to the prior year for the second quarter. The increase in general corporate expense for the six-month period was driven by incremental systems and technology costs as well unrealized losses on our fuel hedges in fiscal 2018 compared to an unrealized gain last year.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $1.103 billion for the six months ended July 29, 2017, a decrease of $81 million from the $1.184 billion provided in the six months ended July 30, 2016. Net income adjusted for non-cash items for the fiscal 2018 six-month period, as compared to the first six months of fiscal 2017, increased by $70 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $84 million in the first six months of fiscal 2018 compared to a use of cash of $129 million in the first six months of fiscal 2017 which favorably impacted year over year cash flows by $45 million. This favorable impact on cash flows for the first six months of fiscal 2018 is attributable in part to additional cash outflows during last year’s second quarter as inventory levels were increased to meet demand and we carried a higher level of packaway inventory. The change in accrued expenses and other current liabilities, including income taxes payable, had an unfavorable impact on year over year operating cash flows of $232 million, which was driven by increased payments for incentive compensation, and the timing of payments related to sales taxes and income taxes during the first six months of fiscal 2018 as compared to the prior year. In addition, the year over year comparison of operating cash flows is favorably impacted by $50 million due to the change in accounting for excess tax benefits related to stock compensation. This year these benefits are included in net income, increasing operating cash flows, whereas last year these benefits were classified as a financing activity.

Investing activities in the first six months of fiscal 2018 reflect property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network (including buying and merchandising systems and information systems). Cash outflows for property additions amounted to $507 million in the quarter ended July 29, 2017 compared to $508 million in the comparable period last year. We anticipate that capital spending for fiscal 2018 will be approximately $1.2 billion. We also purchased $427 million of investments in the first six months of fiscal 2018 versus $380 million in the comparable prior year period and $481 million of investments were sold or matured in the first six months of fiscal 2018 versus $323 million in the prior year. This activity primarily related to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.

Cash flows from financing activities resulted in a net cash outflow of $1.212 billion in the second quarter of fiscal 2018 compared to a net cash outflow of $953 million in the same period last year. Financing activities include the cash flows relating to our repurchases of our common stock, the exercise of options under our stock incentive plan and the payment of dividends to holders of our common stock. We spent $885 million to repurchase 11.8 million shares of our stock in the first six months of fiscal 2018 compared to $756 million to repurchase 9.9 million shares in the same period last year. See Note D of Notes to Consolidated Financial Statements for more information. In February 2017, we announced an additional repurchase program authorizing the repurchase of up to an additional $1.0 billion of TJX stock from time to time. We currently plan to repurchase approximately $1.5 billion to $1.8 billion of stock under our stock repurchase programs in fiscal 2018. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $44 million of proceeds, net of shares repurchased for withholding taxes, related to the exercise of stock options in the second quarter of fiscal 2018 versus $65 million in proceeds in the same period last year. Dividends paid on common stock in the first six months of fiscal 2018 were $369 million versus $312 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of July 29, 2017, approximately 57% of our cash was held by our foreign subsidiaries with $220 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong, and Australia. If we repatriate cash from these subsidiaries, we should not incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I of Notes to Consolidated Financial Statements, are more than adequate to meet our operating needs over the next fiscal year.

Recently Issued Accounting Pronouncements

For a discussion of accounting pronouncements, see Note A Summary of Accounting Policies in our 2016 Form 10-K Annual Report and Note A of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q,

Forward-looking Statements

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 29, 2017 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended July 29, 2017 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 28, 2017, as filed with the Securities Exchange Commission on March 28, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2018 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
April 30, 2017 through May 27, 2017	3,287,330	$75.13	3,287,330	$2,193,779,394

May 28, 2017 through July 1, 2017	2,632,509	$72.93	2,632,509	$2,001,779,520

July 2, 2017 through July 29, 2017	1,592,591	$69.70	1,592,591	$1,890,779,574

Total:	7,512,430		7,512,430

(1)	Consists of shares repurchased under publicly announced stock repurchase programs.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	In February 2016, TJX announced a $2.0 billion stock repurchase program, under which $891 million remained available as of July 29, 2017. Additionally, in February 2017, TJX announced its 18th stock repurchase program authorizing an additional $1.0 billion in repurchases from time to time.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 25, 2017

/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.