Form 10-Q
period 2017-10-28
TJX COMPANIES INC /DE/
filed 2017-11-28
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2017

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

The number of shares of registrant’s common stock outstanding as of October 28, 2017: 632,302,505

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016
Net sales	$8,762,220	$8,291,688

Cost of sales, including buying and occupancy costs	6,150,020	5,843,873
Selling, general and administrative expenses	1,584,219	1,462,574
Loss on early extinguishment of debt	—	51,773
Pension settlement charge	—	31,173
Interest expense, net	7,981	12,462

Income before provision for income taxes	1,020,000	889,833
Provision for income taxes	378,564	340,047

Net income	$641,436	$549,786

Basic earnings per share:
Net income	$1.01	$0.84
Weighted average common shares – basic	634,022	653,559
Diluted earnings per share:
Net income	$1.00	$0.83
Weighted average common shares – diluted	642,881	661,721
Cash dividends declared per share	$0.3125	$0.2600

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Net sales	$24,903,944	$23,716,097

Cost of sales, including buying and occupancy costs	17,652,767	16,778,977
Selling, general and administrative expenses	4,479,470	4,190,872
Loss on early extinguishment of debt	—	51,773
Pension settlement charge	—	31,173
Interest expense, net	27,499	33,918

Income before provision for income taxes	2,744,208	2,629,384
Provision for income taxes	1,013,536	1,009,078

Net income	$1,730,672	$1,620,306

Basic earnings per share:
Net income	$2.71	$2.46
Weighted average common shares – basic	639,191	657,746
Diluted earnings per share:
Net income	$2.67	$2.43
Weighted average common shares – diluted	648,672	666,632
Cash dividends declared per share	$0.9375	$0.7800

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016
Net income	$641,436	$549,786

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefits of $18,110 in fiscal 2018 and $14,123 in fiscal 2017	(46,029)	(94,590)
Recognition of net (losses) on benefit obligations, net of related tax benefit of $47,051 in fiscal year 2017	—	(71,525)
Reclassifications from other comprehensive income to net income:
Pension settlement charge, net of related tax provision of $12,369 in fiscal 2017	—	18,804
Amortization of prior service cost and deferred gains, net of related tax provisions of $2,414 in fiscal 2018 and $3,462 in fiscal 2017	3,669	5,263
Amortization of loss on cash flow hedge, net of related tax provisions of $112 in fiscal 2018 and $112 in fiscal 2017	171	171

Other comprehensive (loss), net of tax	(42,189)	(141,877)

Total comprehensive income	$599,247	$407,909

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Net income	$1,730,672	$1,620,306

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax provision of $16,212 in fiscal 2018 and benefit of $17,241 in fiscal 2017	79,393	(93,304)
Recognition of net (losses) on benefit obligations, net of related tax benefit of $47,051 in fiscal year 2017	—	(71,525)
Reclassifications from other comprehensive income to net income:
Pension settlement charge, net of related tax provision of $12,369 in fiscal 2017	—	18,804
Amortization of prior service cost and deferred gains, net of related tax provisions of $7,500 in fiscal 2018 and $7,517 in fiscal 2017	11,401	11,427
Amortization of loss on cash flow hedge, net of related tax provisions of $337 in fiscal 2018 and $337 in fiscal 2017	513	513

Other comprehensive income (loss), net of tax	91,307	(134,085)

Total comprehensive income	$1,821,979	$1,486,221

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	October 28, 2017	January 28, 2017	October 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,364,244	$2,929,849	$2,375,532
Short-term investments	511,618	543,242	450,804
Accounts receivable, net	345,866	258,831	306,426
Merchandise inventories	4,725,850	3,644,959	4,384,171
Prepaid expenses and other current assets	422,719	358,058	409,986
Federal, state, and foreign income taxes recoverable	19,737	15,835	15,415

Total current assets	8,390,034	7,750,774	7,942,334

Net property at cost	4,858,284	4,532,894	4,318,829
Non-current deferred income taxes, net	6,655	6,193	3,624
Goodwill	196,365	195,871	196,011
Other assets	426,357	398,076	406,038

TOTAL ASSETS	$13,877,695	$12,883,808	$12,866,836

LIABILITIES
Current liabilities:
Accounts payable	$2,986,374	$2,230,904	$2,686,845
Accrued expenses and other current liabilities	2,361,422	2,320,464	2,155,587
Federal, state and foreign income taxes payable	120,185	206,288	52,082

Total current liabilities	5,467,981	4,757,656	4,894,514

Other long-term liabilities	1,159,975	1,073,954	1,098,491
Non-current deferred income taxes, net	374,276	314,000	317,107
Long-term debt	2,229,855	2,227,599	2,226,913
Commitments and contingencies (See Note K)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 632,302,505; 646,319,046 and 651,900,739 respectively	632,303	646,319	651,901
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(602,919)	(694,226)	(801,557)
Retained earnings	4,616,224	4,558,506	4,479,467

Total shareholders’ equity	4,645,608	4,510,599	4,329,811

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,877,695	$12,883,808	$12,866,836

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net income	$1,730,672	$1,620,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	532,424	492,395
Loss on property disposals and impairment charges	2,209	1,648
Deferred income tax provision	35,802	52,629
Share-based compensation	77,152	77,380
Excess tax benefits from share-based compensation	—	(60,332)
Loss on early extinguishment of debt	—	51,773
Pension settlement charge	—	31,173
Changes in assets and liabilities:
(Increase) in accounts receivable	(84,403)	(72,487)
(Increase) in merchandise inventories	(1,042,664)	(758,601)
(Increase) in taxes recoverable	(3,902)	(4,356)
(Increase) in prepaid expenses and other current assets	(50,357)	(38,174)
Increase in accounts payable	733,340	524,981
Increase in accrued expenses and other liabilities	83,082	232,910
(Decrease) in income taxes payable	(86,842)	(19,000)
Other	2,910	(19,986)

Net cash provided by operating activities	1,929,423	2,112,259

Cash flows from investing activities:
Property additions	(827,529)	(767,197)
Purchase of investments	(630,079)	(533,807)
Sales and maturities of investments	658,225	432,046
Other	—	(2,324)

Net cash (used in) investing activities	(799,383)	(871,282)

Cash flows from financing activities:
Proceeds from issuance of long-term debt		992,540
Cash payments for extinguishment of debt	—	(425,584)
Cash payments for repurchase of common stock	(1,238,982)	(1,175,000)
Cash payments for debt issuance expenses		(9,921)
Cash payment for rate lock agreement	—	(3,150)
Proceeds from issuance of common stock	89,198	110,902
Excess tax benefits from share-based compensation	—	60,332
Cash dividends paid	(566,949)	(481,859)
Cash payments of employee tax withholdings for performance based stock awards	(16,823)	(24,965)
Other	(2,312)	—

Net cash (used in) financing activities	(1,735,868)	(956,705)

Effect of exchange rate changes on cash	40,223	(4,213)

Net (decrease) increase in cash and cash equivalents	(565,605)	280,059
Cash and cash equivalents at beginning of year	2,929,849	2,095,473

Cash and cash equivalents at end of period	$2,364,244	$2,375,532

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

				Accumulated
	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value $1
Balance, January 28, 2017	646,319	$646,319	$—	$(694,226)	$4,558,506	$4,510,599
Net income	—	—	—	—	1,730,672	1,730,672
Other comprehensive income (loss), net of tax	—	—	—	91,307	—	91,307
Cash dividends declared on common stock	—	—	—	—	(597,595)	(597,595)
Recognition of share-based compensation	—	—	77,152	—	—	77,152
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	2,726	2,726	69,729	—	—	72,455
Common stock repurchased and retired	(16,742)	(16,742)	(146,881)	—	(1,075,359)	(1,238,982)

Balance, October 28, 2017	632,303	$632,303	$—	$(602,919)	$4,616,224	$4,645,608

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

Future Adoption of New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on revenue recognition. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard early. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We believe that there will be no change in the timing or amount of revenue recognized under the new standard as it relates to revenue from point of sale at the registers in our stores, which constitutes more than 95% of the Company’s revenue. Sales from e-commerce will be recognized at the shipping point rather than receipt by the customer. We believe there will be a slight change in the presentation and timing of revenue related to loyalty benefit programs. The new standard will require a change in the presentation of our sales return reserve on the balance sheet, which we currently record net. The new standard will require the reserve to be established at the gross sales value with an asset established for the value of the merchandise returned. We do not expect these changes to have a material impact on our financial condition or results of operations other than additional disclosure requirements. We plan to adopt this standard in the first quarter of the fiscal year ending February 2, 2019 under the modified retrospective approach, which will result in a cumulative adjustment to retained earnings. We continue to evaluate the impact this standard will have on our Consolidated Financial Statements and Notes thereto.

Leases

In February 2016, the FASB issued updated guidance on leases that aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. The Company has established a cross-functional team to implement the updated lease guidance and is in the process of evaluating its lease portfolio and the impact this standard will have on our Consolidated Financial Statements and Notes thereto. The Company expects this standard to have a material impact on its statement of financial condition as it will record a significant asset and liability associated with its more than 4,000 leased locations. The Company continues to assess if the initial lease term will differ under the new standard versus current accounting practice. If the lease term remains unchanged, the income statement impact of the new standard is not expected to be material. We plan to adopt this standard in the first quarter of the fiscal year ending February 1, 2020.

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

Retirement Benefits

In March 2017, the FASB issued updated guidance related to retirement benefits, which requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. This pronouncement is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The amendments in this update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the presentation of the other components of net benefit cost. The Company has not yet determined the timing for adoption or estimated the effect on the Company’s financial statements.

Hedging Activities

In August 2017, the FASB issued updated guidance on hedge accounting. The updates allow hedge accounting for new types of interest rate hedges of financial instruments and simplify documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge ineffectiveness will be reported in the same income statement line with the effective hedge results and the hedged transaction. The updated guidance is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet determined the timing for adoption or estimated the effect on the Company’s financial statements.

Recently Adopted Accounting Standards

Share Based Compensation

In the first quarter of 2017, TJX adopted a pronouncement that aims to simplify several aspects of accounting and reporting for share-based payment transactions. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The adoption of this provision is to be applied prospectively. The impact to TJX’s results of operations related to this provision for the three and nine months ended October 28, 2017 was a decrease in the provision for income taxes of $12.6 million and $40.5 million, respectively. The impact of this benefit on TJX’s future results of operations will depend in part on the market prices for TJX’s shares on the dates there are taxable events related to share awards, and therefore the impact is difficult to predict. The remaining provisions within the pronouncement did not have a material impact on our consolidated financial statements.

Note B. Property at Cost

The following table presents the components of property at cost:

In thousands	October 28, 2017	January 28, 2017	October 29, 2016
Land and buildings	$1,294,992	$1,247,585	$1,118,739
Leasehold costs and improvements	3,145,922	2,884,054	2,811,515
Furniture, fixtures and equipment	5,172,488	4,871,764	4,725,863

Total property at cost	$9,613,402	$9,003,403	$8,656,117
Less accumulated depreciation and amortization	4,755,118	4,470,509	4,337,288

Net property at cost	$4,858,284	$4,532,894	$4,318,829

Depreciation expense was $534.0 million for the nine months ended October 28, 2017 and $484.5 for the nine months ended October 29, 2016. Depreciation expense was $658.8 million for the twelve months ended January 28, 2017.

As previously disclosed, during fiscal 2017, the Company identified fully depreciated assets that were no longer in use and should have been written off during fiscal 2017 or prior periods. The October 29, 2016 property at cost and accumulated depreciation were each reduced by $869 million, and, therefore there was no impact to net property at cost. This error was not material to our consolidated financial statements; however, we have revised the October 29, 2016 amounts to reflect the write-off that should have been recorded at that time.

Note C. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of taxes. The following table details the changes in accumulated other comprehensive income (loss) for the nine months ended October 28, 2017:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, January 28, 2017	$(491,803)	$(199,481)	$(2,942)	$(694,226)
Additions to other comprehensive income:
Foreign currency translation adjustments (net of taxes of $16,212)	79,393	—	—	79,393
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains (net of taxes of $7,500)	—	11,401	—	11,401
Amortization of loss on cash flow hedge (net of taxes of $337)	—	—	513	513

Balance, October 28, 2017	$(412,410)	$(188,080)	$(2,429)	$(602,919)

Note D. Capital Stock and Earnings Per Share

Capital Stock

TJX repurchased and retired 4.9 million shares of its common stock at a cost of $350.0 million during the quarter ended October 28, 2017, on a “trade date” basis. During the nine months ended October 28, 2017, TJX repurchased and retired 16.9 million shares of its common stock at a cost of $1.25 billion, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.2 billion for both the nine months ended October 28, 2017 and October 29, 2016.

In February 2016, TJX announced that its Board of Directors had approved a stock repurchase program that authorized the repurchase of up to an additional $2.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through October 28, 2017, TJX repurchased 19.7 million shares of common stock at a cost of $1.5 billion. At October 28, 2017, $0.5 billion remained available for purchase under this program.

In February 2017, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $1.0 billion of TJX common stock from time to time, all of which remained available at October 28, 2017.

All shares repurchased under the stock repurchase programs have been retired.

Earnings Per Share

The following tables present the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	October 28, 2017	October 29, 2016
Basic earnings per share
Net income	$641,436	$549,786
Weighted average common shares outstanding for basic EPS	634,022	653,559
Basic earnings per share	$1.01	$0.84
Diluted earnings per share
Net income	$641,436	$549,786
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	634,022	653,559
Assumed exercise/vesting of:
Stock options and awards	8,859	8,162

Weighted average common shares outstanding for diluted EPS	642,881	661,721

Diluted earnings per share	$1.00	$0.83

	Thirty-Nine Weeks Ended
In thousands, except per share data	October 28, 2017	October 29, 2016
Basic earnings per share
Net income	$1,730,672	$1,620,306
Weighted average common shares outstanding for basic EPS	639,191	657,746
Basic earnings per share	$2.71	$2.46
Diluted earnings per share
Net income	$1,730,672	$1,620,306
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	639,191	657,746
Assumed exercise/vesting of:
Stock options and awards	9,481	8,886

Weighted average common shares outstanding for diluted EPS	648,672	666,632

Diluted earnings per share	$2.67	$2.43

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of TJX’s common stock. Such options are excluded because they would have an antidilutive effect. There were 12.6 million such options excluded for each of the thirteen weeks and thirty-nine weeks ended October 28, 2017. There were 4.3 million such options excluded for each of the thirteen weeks and thirty-nine weeks ended October 29, 2016.

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

Diesel Fuel Contracts

TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2017, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2018. During the first nine months of fiscal 2018, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first nine months of fiscal 2019. The hedge agreements outstanding at October 28, 2017 relate to approximately 51% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2018 and approximately 34% of TJX’s estimated notional diesel requirements for the first nine months of fiscal 2019. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2018 and throughout the first ten months of fiscal 2019. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts

TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations at TJX International (United Kingdom, Ireland, Germany, Poland, Austria, The Netherlands and Australia), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at October 28, 2017 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2018 and throughout the second quarter of fiscal 2019. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 28, 2017:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 28, 2017
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	67,000		£13,000	0.1940	(Accrued Exp)	$—	$(1,211)	$(1,211)
		€49,950		£43,317	0.8672	Prepaid Exp / (Accrued Exp)	277	(1,600)	(1,323)
	U.S.$	68,445		£55,000	0.8036	Prepaid Exp	3,849	—	3,849
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 250k – 2.5M gal per month		Float on 250k – 2.5M gal per month	N/A	Prepaid Exp	5,226	—	5,226
Intercompany billings in Europe, primarily merchandise related		€27,000		£24,062	0.8912	Prepaid Exp	202	—	202
Merchandise purchase commitments
	C$	511,004	U.S.$	399,650	0.7821	Prepaid Exp / (Accrued Exp)	5,023	(4,770)	253
	C$	25,305		€17,000	0.6718	Prepaid Exp / (Accrued Exp)	63	(62)	1
		£163,682	U.S.$	214,000	1.3074	Prepaid Exp / (Accrued Exp)	678	(2,298)	(1,620)
	A$	27,187	U.S.$	21,351	0.7853	Prepaid Exp	467	—	467
	zł	313,150		£65,249	0.2084	Prepaid Exp / (Accrued Exp)	580	(350)	230
	U.S.$	2,928		£2,245	0.7667	Prepaid Exp	16	—	16
	U.S.$	68,723		€58,859	0.8565	Prepaid Exp / (Accrued Exp)	729	(989)	(260)

Total fair value of derivative financial instruments							$17,110	$(11,280)	$5,830

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 28, 2017:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 28, 2017
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	67,000		£13,000	0.1940	(Accrued Exp)	$—	$(6)	$(6)
		€63,000		£54,452	0.8643	Prepaid Exp	263	—	263
	U.S.$	68,445		£55,000	0.8036	Prepaid Exp	1,196	—	1,196
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 2.1M – 2.5M gal per month		Float on 2.1M– 2.5M gal per month	N/A	Prepaid Exp	2,183	—	2,183
Intercompany billings in Europe, primarily merchandise related
		€68,000		£58,306	0.8574	Prepaid Exp	262	—	262
Merchandise purchase commitments
	C$	462,025	U.S.$	349,750	0.7570	Prepaid Exp / (Accrued Exp)	1,089	(3,081)	(1,992)
	C$	19,571		€13,650	0.6975	Prepaid Exp / (Accrued Exp)	22	(290)	(268)
		£180,963	U.S.$	227,500	1.2572	Prepaid Exp / (Accrued Exp)	2,327	(2,695)	(368)
	zł	249,079		£48,593	0.1951	Prepaid Exp / (Accrued Exp)	681	(927)	(246)
	U.S.$	22,226		€20,686	0.9307	Prepaid Exp / (Accrued Exp)	178	(257)	(79)

Total fair value of financial instruments							$8,201	$(7,256)	$945

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 29, 2016:

In thousands	Pay		Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 29, 2016
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	57,073	C$	19,606	0.3435	Prepaid Exp	$199	$—	$199
	zł	45,000		£7,403	0.1645	(Accrued Exp)	—	(2,357)	(2,357)
		€61,000		£47,211	0.7740	(Accrued Exp)	—	(9,681)	(9,681)
	U.S.$	77,957		£55,000	0.7055	(Accrued Exp)	—	(10,999)	(10,999)
		£25,000	C$	41,123	1.6449	Prepaid Exp	45	—	45
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 2.1M – 2.3M gal per month		Float on 2.1M – 2.3M gal per month	N/A	Prepaid Exp	1,485	—	1,485
Intercompany billings in Europe, primarily merchandise related		€88,000		£79,577	0.9043	Prepaid Exp	186	—	186
Merchandise purchase commitments
	C$	461,631	U.S.$	355,350	0.7698	Prepaid Exp	10,434	—	10,434
	C$	21,643		€14,900	0.6885	Prepaid Exp	217	—	217
		£191,518	U.S.$	252,600	1.3189	Prepaid Exp / (Accrued Exp)	18,824	(626)	18,198
	zł	258,005		£50,292	0.1949	Prepaid Exp / (Accrued Exp)	1	(3,875)	(3,874)
	U.S.$	675		£468	0.6934	(Accrued Exp)	—	(106)	(106)
	U.S.$	49,288		€43,819	0.8891	Prepaid Exp / (Accrued Exp)	19	(1,122)	(1,103)

Total fair value of derivative financial instruments							$31,410	$(28,766)	$2,644

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	October 28, 2017	October 29, 2016
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(1,454)	$(10,549)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	4,947	4,241
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	328	(5,911)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	13,336	23,105

Gain recognized in income		$17,157	$10,886

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirty-Nine Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	October 28, 2017	October 29, 2016
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(3,820)	$(23,835)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	3,630	3,012
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(3,116)	(14,987)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(20,829)	15,826

Loss recognized in income		$(24,135)	$(19,984)

Note F. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	October 28, 2017	January 28, 2017	October 29, 2016
Level 1
Assets:
Executive Savings Plan investments	$231,618	$195,733	$185,042
Level 2
Assets:
Short-term investments	$511,618	$543,242	$450,804
Foreign currency exchange contracts	11,884	6,018	29,925
Diesel fuel contracts	5,226	2,183	1,485
Liabilities:
Foreign currency exchange contracts	$11,280	$7,256	$28,766

Investments designed to meet obligations under the Executive Savings Plan are invested in registered investment companies traded in active markets and are recorded at unadjusted quoted prices.

Short-term investments, foreign currency exchange contracts and diesel fuel contracts are valued using broker quotations, which include observable market information. TJX’s investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks. TJX does not make adjustments to quotes or prices obtained from brokers or pricing services but does assess the credit risk of counterparties and will adjust final valuations when appropriate. Where independent pricing services provide fair values, TJX obtains an understanding of the methods used in pricing. As such, these instruments are classified within Level 2.

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of October 28, 2017 was $2.20 billion compared to a carrying value of $2.23 billion. The fair value of long-term debt as of January 28, 2017 was $2.17 billion compared to a carrying value of $2.23 billion. The fair value of long-term debt as of October 29, 2016 was $2.25 billion compared to a carrying value of $2.23 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.

Note G. Segment Information

TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment (HomeGoods and Homesense) both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. TJX also operates Sierra Trading Post (“STP”), an off-price Internet retailer that operates sierratradingpost.com and retail stores in the U.S. The results of STP are included in the Marmaxx segment.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	October 28, 2017	October 29, 2016
Net sales:
In the United States:
Marmaxx	$5,298,479	$5,252,815
HomeGoods	1,228,768	1,078,373
TJX Canada	983,236	855,473
TJX International	1,251,737	1,105,027

	$8,762,220	$8,291,688

Segment profit:
In the United States:
Marmaxx	$666,092	$703,092
HomeGoods	163,835	149,739
TJX Canada	206,472	142,491
TJX International	87,066	87,821

	1,123,465	1,083,143
General corporate expense	95,484	97,902
Loss on early extinguishment of debt	—	51,773
Pension settlement charge	—	31,173
Interest expense, net	7,981	12,462

Income before provision for income taxes	$1,020,000	$889,833

	Thirty-Nine Weeks Ended
In thousands	October 28, 2017	October 29, 2016
Net sales:
In the United States:
Marmaxx	$15,550,253	$15,217,188
HomeGoods	3,506,435	3,075,472
TJX Canada	2,554,033	2,297,831
TJX International	3,293,223	3,125,606

	$24,903,944	$23,716,097

Segment profit:
In the United States:
Marmaxx	$2,100,138	$2,154,238
HomeGoods	457,272	415,996
TJX Canada	392,581	321,942
TJX International	132,893	145,047

	3,082,884	3,037,223
General corporate expense	311,177	290,975
Loss on early extinguishment of debt	—	51,773
Pension settlement charge	—	31,173
Interest expense, net	27,499	33,918

Income before provision for income taxes	$2,744,208	$2,629,384

Note H. Pension Plans and Other Retirement Benefits

Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Service cost	$11,655	$11,360	$403	$293
Interest cost	13,866	14,023	820	793
Expected return on plan assets	(17,309)	(17,633)	—	—
Recognized actuarial losses	5,428	7,943	641	783

Expense related to current period	13,640	15,693	1,864	1,869
Pension settlement charge	—	31,173	—	—

Total expense	$13,640	$46,866	$1,864	$1,869

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
In thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Service cost	$35,264	$33,778	$1,578	$1,376
Interest cost	41,384	42,747	2,506	2,543
Expected return on plan assets	(52,073)	(53,503)	—	—
Recognized actuarial losses	16,582	22,362	2,305	2,512

Net periodic pension cost	41,157	45,384	6,389	6,431
Pension settlement charge	—	31,173	—	—

Total expense	$41,157	$76,557	$6,389	$6,431

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

During the third quarter of fiscal 2017, TJX offered eligible, former TJX Associates, who had not yet commenced receiving their pension benefit, an opportunity to receive a lump sum payout of their vested pension benefit. As a result, the Company’s pension plan paid $103.2 million from pension plan assets to those who accepted the offer, thereby reducing its pension benefit obligations. The transaction had no cash impact on TJX but did result in a non-cash pre-tax pension settlement charge of $31.2 million in last year’s third quarter, which is reported separately on the consolidated statements of income.

TJX also had maintained an unfunded postretirement medical plan, which was closed to new benefits in fiscal 2006. During the first quarter of fiscal 2017, TJX terminated the unfunded postretirement medical plan and made a discretionary lump sum payment to participants. The settlement of the liability and the recognition of the remaining negative plan amendment resulted in a pre-tax benefit of $5.5 million in the first quarter of fiscal 2017.

Note I. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of October 28, 2017, January 28, 2017 and October 29, 2016. All amounts are net of unamortized debt discounts.

In thousands	October 28, 2017	January 28, 2017	October 29, 2016
General corporate debt:
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $245 at October 28, 2017, $278 at January 28, 2017 and $289 at October 29, 2016)	$499,755	$499,722	$499,711
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $269 at October 28, 2017, $325 at January 28, 2017 and $344 at October 29, 2016)	749,732	749,675	749,656
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $6,590 at October 28, 2017, $7,149 at January 28, 2017 and $7,336 at October 29, 2016)	993,410	992,851	992,664
Debt issuance cost	(13,042)	(14,649)	(15,118)

Long-term debt	$2,229,855	$2,227,599	$2,226,913

On September 12, 2016, TJX issued $1.0 billion aggregate principal amount of 2.25% ten-year notes due September 2026 all of which was outstanding at October 28, 2017. TJX entered into a rate-lock agreement to hedge $700 million of the 2.25% notes. The cost of these agreements are being amortized to interest expense over the term of the notes resulting in an effective fixed rate of 2.36%. On October 12, 2016, TJX used a portion of the proceeds from the 2.25% ten-year notes to redeem all outstanding 6.95% ten-year notes and recorded a pre-tax loss on the early extinguishment of debt of $51.8 million, which includes $50.6 million of redemption premium and $1.2 million to write off unamortized debt expenses and discount.

At October 28, 2017, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $750 million aggregate principal amount of 2.75% seven-year notes, due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes. TJX also entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.

At October 28, 2017, TJX had two $500 million revolving credit facilities, one which matures in March 2020 and one which matures in March 2022. At October 28, 2017, the agreements require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and would vary with specified changes in the credit ratings. These agreements had no compensating balance requirements and had various covenants. Each of these facilities require TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, depreciation and amortization, and consolidated rentals (“EBITDAR”) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at October 28, 2017, January 28, 2017 and October 29, 2016. As of October 28, 2017, January 28, 2017 and October 29, 2016, and during the quarters and year then ended, there were no amounts outstanding under any of these facilities.

As of October 28, 2017, January 28, 2017 and October 29, 2016, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of October 28, 2017, January 28, 2017 and October 29, 2016, there were no amounts outstanding on the Canadian credit line for operating expenses. As of October 28, 2017, January 28, 2017, and October 29, 2016, our European business at TJX International had an uncommitted credit line of £5 million. As of October 28, 2017, January 28, 2017, and October 29, 2016, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes

The effective income tax rate was 37.1% for the fiscal 2018 third quarter and 38.2% for the fiscal 2017 third quarter. The effective income tax rate was 36.9% for the nine months ended October 28, 2017 as compared to 38.4% for last year’s comparable period. The decrease in the effective income tax rate was primarily due to excess income tax benefits related to share-based payments, which reduced the effective income tax rate by 1.2 percentage points for the third quarter and 1.5 percentage points for the nine months ended October 28, 2017. The jurisdictional mix of income also contributed to the change of the effective income tax rate.

TJX had net unrecognized tax benefits of $41.2 million as of October 28, 2017, $38.5 million as of January 28, 2017 and $37.4 million as of October 29, 2016.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, fiscal years through 2008 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $8.5 million as of October 28, 2017, $8.0 million as of January 28, 2017 and $7.8 million as of October 29, 2016.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $15 million.

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

TJX may also be contingently liable on up to nine leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote, and has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $46.8 million as of October 28, 2017. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

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

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 28, 2017

Compared to

The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 29, 2016

Overview

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below department and specialty store regular prices on comparable merchandise, every day. We operate over 4,000 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada) and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). We also operate Sierra Trading Post (“STP”), an off-price Internet retailer that operates sierratradingpost.com and retail stores in the U.S. The results of STP are reported in our Marmaxx segment.

Results of Operations

Highlights of our financial performance for the third quarter ended October 28, 2017 include the following:

•	Net sales increased 6% to $8.8 billion for the fiscal 2018 third quarter over last year’s third quarter sales of $8.3 billion. At October 28, 2017, stores in operation increased 7% and selling square footage increased 5% compared to the end of the fiscal 2017 third quarter.

•	Same store sales were flat in the third quarter of fiscal 2018 compared to an increase of 5% in the third quarter of fiscal 2017. Same store sales reflect an increase in customer traffic, offset by a decrease in the value of the average transaction. We believe the hurricanes and unseasonably warm weather in parts of the U.S. had a negative impact on third quarter sales.

•	Diluted earnings per share for the third quarter of fiscal 2018 were $1.00 versus $0.83 per share in the third quarter of fiscal 2017. Foreign currency had a $0.04 positive impact on earnings per share for the third quarter of fiscal 2018 compared with a neutral impact on earnings per share for the third quarter of fiscal 2017. The fiscal 2017 third quarter includes the impact of an early extinguishment of debt charge and a pension settlement charge, which collectively reduced earnings per share by $.08 per share.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2018 was 11.6% compared with 10.7% in the third quarter of fiscal 2017. The debt extinguishment charge and pension settlement charge collectively reduced fiscal 2017 third quarter pre-tax margin by 1 percentage point.

•	Our cost of sales, including buying and occupancy costs, ratio for the third quarter of fiscal 2018 was 70.2%, a 0.3 percentage point decrease compared to the third quarter last year. This decrease was driven by the favorable impact of mark-to-market of inventory derivatives as well as an increase in merchandise margin, partially offset by higher supply chain costs and expense deleverage on the flat consolidated comparable store sales.

•	Our selling, general and administrative expense ratio for the third quarter of fiscal 2018 was 18.1%, up 0.5 percentage points compared to the prior year’s third quarter ratio. The increase in the ratio was primarily due to expenses from hurricanes and wage increases.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, decreased 2% on a reported basis and 4% on a constant currency basis at the end of the third quarter of fiscal 2018 as compared to the prior year’s third quarter.

•	During the third quarter, we returned $547 million to our shareholders through share repurchases and dividends.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the third quarter ended October 28, 2017 totaled $8.8 billion, a 6% increase over consolidated net sales of $8.3 billion for the third quarter ended October 29, 2016. The increase reflected a 5% increase from new store sales and a 1% positive impact from foreign currency exchange rates. This increase compares to sales growth of 7% in last year’s third quarter, which reflected a 5% increase from same store sales, a 4% increase in new store sales, offset by a 2% negative impact from foreign currency exchange rates.

Consolidated net sales for the nine months ended October 28, 2017 totaled $24.9 billion, a 5% increase over $23.7 billion in last year’s comparable period. The increase reflected a 4% increase from new store sales, a 1% increase in same store sales, and a neutral impact from foreign currency exchange rates. This compares to sales growth of 8% in the nine-month period of fiscal 2017, which reflected a 5% increase in same store sales and a 4% increase from new store sales, offset by a 1% negative impact from foreign currency exchange rates.

As of October 28, 2017, our consolidated store count increased 7% and selling square footage increased 5% compared to the end of the third quarter last year.

Consolidated same store sales for the third quarter and nine months ended October 28, 2017 reflect a decrease in the value of the average transaction, which fully offset an increase in customer traffic for the third quarter and partially offset an increase in traffic for the nine-month period. The decline in the value of the average transaction reflects a decrease in the average ticket that more than offset an increase in units sold. On a consolidated basis, home fashions outperformed apparel categories for both the third quarter and nine-month period ended October 28, 2017. The major hurricanes in the third quarter and, we believe, unseasonably warm weather in parts of the U.S. had a negative impact on sales, especially apparel. In addition, we believe unfavorable weather in this year’s first quarter in parts of the U.S. and Canada had a negative impact on apparel sales for the first nine months of fiscal 2018.

In the U.S., same store sales in the Northeast and Florida, areas most affected by the hurricanes and we believe, warm weather, were below the consolidated average for the quarter and nine-month period. Sales in the Southeast (excluding Florida) and the Southwest were above the consolidated average. In Canada, same store sales growth was above the consolidated average for the third quarter and nine-month period ended October 28, 2017. Same store sales growth for our International segment was above the consolidated average for the third quarter and was in line with the consolidated average for the nine-month period ended October 28, 2017.

We define same store sales to be sales of those stores that we have operated for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. The sales of Sierra Trading Post (including stores), tjmaxx.com and tkmaxx.com (our e-commerce businesses) are not included in same store sales. We classify a store as a new store until it meets the same store sales criteria. We determine which stores are included in the same store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period. In the third quarter of fiscal 2018, 37 stores, mostly in Puerto Rico, that were significantly impacted by the hurricanes were excluded from same store sales. These stores will be treated similarly to new stores and excluded from the same store sales measures until they again meet the same store sales criteria. We calculate same store sales results by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have increased in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated same store percentage is immaterial. Same store sales of our foreign segments are calculated by translating the current year’s same store sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance. We define customer traffic to be the number of transactions in stores included in the same store sales calculation and define average ticket to be the average retail price of the units sold at these stores. We define average transaction to be the average dollar value of transactions included in the same store sales calculation.

The following table sets forth certain information about our consolidated operating results as a percentage of net sales for the following periods:

	Percentage of Net Sales Thirteen Weeks Ended October 28, 2017	Percentage of Net Sales Thirteen Weeks Ended October 29, 2016
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	70.2	70.5
Selling, general and administrative expenses	18.1	17.6
Loss on early extinguishment of debt	—	0.6
Pension settlement charge	—	0.4
Interest expense, net	0.1	0.2

Income before provision for income taxes*	11.6%	10.7%

*	Figures may not foot due to rounding

	Percentage of Net Sales Thirty-Nine Weeks Ended October 28, 2017	Percentage of Net Sales Thirty-Nine Weeks Ended October 29, 2016
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	70.9	70.7
Selling, general and administrative expenses	18.0	17.7
Loss on early extinguishment of debt	—	0.2
Pension settlement charge	—	0.1
Interest expense, net	0.1	0.1

Income before provision for income taxes*	11.0%	11.1%

*	Figures may not foot due to rounding

Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. Two ways in which foreign currency exchange rates affect our reported results are as follows:

•	Translation of foreign operating results into U.S. dollars: In our financial statements, we translate the operations of TJX Canada and TJX International from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at approximately the same rates within a given period.

•	Inventory-related derivatives: We routinely enter into inventory-related hedging instruments to mitigate the impact on earnings of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Canada and TJX International. As we have not elected “hedge accounting” for these instruments, as defined by U.S. generally accepted accounting principles (“GAAP”), we record a mark-to-market gain or loss on the derivative instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is received and paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these derivatives does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales decreased by 0.3 percentage points to 70.2% for the third quarter of fiscal 2018 as compared to last year’s ratio. The decrease for the third quarter was driven by the favorable impact of the mark-to-market of our inventory derivatives of 0.3 percentage points along with an improvement in consolidated merchandise margin. These improvements were partially offset by expense deleverage on the flat same store sales and an increase in consolidated distribution center costs. The 0.2 percentage point increase to 70.9% for the first nine months of fiscal 2018 was driven by an increase in consolidated distribution center costs. Our increase in distribution center costs for the quarter and nine-month period reflects the impact of processing more units as well as additional investments in the supply chain network.

Selling, general and administrative expenses: Selling, general and administrative expenses, as a percentage of net sales, were 18.1% in the third quarter of fiscal 2018, up 0.5 percentage point over last year’s ratio, and increased by 0.3 percentage points to 18.0% for the nine months ended October 28, 2017 as compared to the same period last year. The increase for both the third quarter and nine-month period was primarily due to hurricane related expenses, higher store payroll costs resulting from wage increases as well as the impact of handling the increase in units.

Loss on early extinguishment of debt: On September 12, 2016 we issued $1.0 billion of 2.25% ten-year notes. We used a portion of the proceeds to redeem our $375 million 6.95% notes on October 12, 2016, prior to their scheduled maturity of April 15, 2019 and we recorded a pre-tax loss on the early extinguishment of debt of $51.8 million.

Pension settlement charge: During the fiscal 2017 third quarter, we offered eligible former TJX Associates, who had not yet commenced receiving their qualified pension plan benefit, an opportunity to receive a lump sum payout of their vested pension benefit. On October 21, 2016, TJX’s qualified pension plan paid $103.2 million from pension plan assets to those who accepted this offer. This transaction had no cash impact on TJX, but did result in a non-cash pre-tax settlement charge of $31.2 million in the third quarter of last year.

Interest expense, net: Interest expense, net decreased $4.5 million for the third quarter ended October 28, 2017 and decreased $6.4 million for the nine months ended October 28, 2017 as compared to the same periods last year. The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Interest expense	$17,349	$18,906	$51,881	$52,851
Capitalized interest	(1,066)	(1,948)	(3,528)	(6,351)
Interest (income)	(8,302)	(4,496)	(20,854)	(12,582)

Interest expense, net	$7,981	$12,462	$27,499	$33,918

For the third quarter and first nine months of fiscal 2018, the reduction in net interest expense was driven by additional interest income, primarily due to an increase in invested balances and higher rates of return.

Income taxes: The effective income tax rate was 37.1% for the fiscal 2018 third quarter and 36.9% for the nine months ended October 28, 2017 compared to 38.2% for the fiscal 2017 third quarter and 38.4% for the nine months ended October 29, 2016. The decrease in the effective income tax rate was primarily due to excess income tax benefits related to share-based payments, which reduced the effective income tax rate by 1.2 percentage points for the third quarter and 1.5 percentage points for the nine months ended October 28, 2017. The jurisdictional mix of income also contributed to the change of the effective income tax rate.

Net income and net income per share: Net income for the third quarter of fiscal 2018 was $641.4 million, or $1.00 per diluted share, versus $549.8 million, or $0.83 per diluted share, in last year’s third quarter. Foreign currency had a $0.04 positive impact on earnings per share for the third quarter of fiscal 2018 compared to a neutral impact on earnings per share for the third quarter of fiscal 2017. We believe the hurricanes had an estimated $0.03 negative impact on earnings per share for the third quarter of fiscal 2018.

Net income for the nine months ended October 28, 2017 was $1.7 billion, or $2.67 per diluted share, compared to $1.6 billion, or $2.43 per diluted share, in last year’s comparable period. Foreign currency had a $0.01 positive impact on earnings per share in the first nine months of fiscal 2018 compared to a $0.01 negative impact on earnings per share in the prior year. The loss on early extinguishment of debt and the pension settlement charge collectively reduced net income by approximately $50.0 million, or $0.08 per share, for both the third quarter and nine months ended October 29, 2016. The benefit in the tax provision due to the change in accounting for share-based compensation increased earnings per share by $0.02 per share for the fiscal 2018 third quarter and $0.06 per share in the first nine months of fiscal 2018.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately three percent in both the third quarter and first nine months of fiscal 2018.

Segment information: We operate four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment (HomeGoods and Homesense) both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. We also operate STP, an off-price Internet retailer that operates sierratradingpost.com and retail stores in the U.S. The results of STP have been included in our Marmaxx segment.

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

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$5,298.5	$5,252.8	$15,550.3	$15,217.2
Segment profit	$666.1	$703.1	$2,100.1	$2,154.2
Segment profit as a percentage of net sales	12.6%	13.4%	13.5%	14.2%
(Decrease) increase in same store sales	(1)%	5%	0%	5%
Stores in operation at end of period
T.J. Maxx			1,219	1,179
Marshalls			1,057	1,027
Sierra Trading Post			26	11

Total			2,302	2,217

Selling square footage at end of period (in thousands)
T.J. Maxx			27,034	26,501
Marshalls			24,827	24,614
Sierra Trading Post			451	209

Total			52,312	51,324

Net sales for Marmaxx increased 1% for the third quarter and 2% for the first nine months of fiscal 2018 as compared to the same periods last year. The quarterly increase reflects a 2% increase from new store sales partially offset by a 1% decrease from same store sales. The nine-month increase in net sales included 2% from new store sales, while same store sales were flat. Same store sales for Marmaxx were negatively impacted by the hurricanes and, we believe, unseasonably warm weather, which particularly impacted apparel. To a lesser degree, we believe execution issues in certain categories had an additional negative impact on apparel sales. Despite the third quarter decline in same store sales, customer traffic continued to increase (2% growth), which was more than offset by a decline in the average ticket. Home fashions outperformed apparel in both periods.

Segment profit margin decreased to 12.6% for the third quarter of fiscal 2018 compared to 13.4% for the same period last year, and for the nine months ended October 28, 2017 segment profit margin decreased to 13.5% compared to 14.2% in the same period last year. Marmaxx’s decrease in segment profit margin for both the quarter and nine-month period was primarily due to expense deleverage on the lower same store sales as well as wage increases, additional supply chain costs as a result of processing more units and costs related to the hurricanes. These factors more than offset an increase in merchandise margin for both periods. Our U.S. e-commerce businesses, which represent approximately 2% of Marmaxx’s net sales, did not have a significant impact on year-over-year segment margin comparisons for the third quarter.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$1,228.8	$1,078.4	$3,506.4	$3,075.5
Segment profit	$163.8	$149.7	$457.3	$416.0
Segment profit as a percentage of net sales	13.3%	13.9%	13.0%	13.5%
Increase in same store sales	3%	6%	4%	7%
Stores in operation at end of period
HomeGoods			660	568
Homesense			3	—

Total			663	568

Selling square footage at end of period (in thousands)
HomeGoods			12,332	10,931
Homesense			62	—

Total			12,394	10,931

Net sales for HomeGoods increased 14% for both the third quarter and the first nine months of fiscal 2018 as compared to the same periods last year. The quarterly increase reflects an 11% increase from new store sales and a 3% increase in same store sales. The nine-month increase in net sales included an increase of 10% from new store sales and same store sales of 4%. The increase in same store sales for both periods was largely driven by an increase in customer traffic.

Segment profit margin decreased to 13.3% for the third quarter of fiscal 2018 compared to 13.9% for the same period last year. Segment profit margin decreased to 13.0% for the nine months ended October 28, 2017 compared to 13.5% for the same period last year. The decline in segment margin for the third quarter and nine-month period was primarily due to an increase in supply chain costs and freight costs. Segment margin for the third quarter and the first nine months of fiscal 2018 was also unfavorably impacted by higher store payroll costs due to wage increases, as well as higher preopening costs due to an increase in new store openings, including start-up costs associated with our new Homesense chain in the U.S. For the nine-month period, these costs were partially offset by expense leverage on the 4% same store sales increase.

Three U.S. Homesense stores opened during the quarter, with one more scheduled to open before the end of fiscal 2018.

Foreign Segments:

TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. Dollars in millions	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$983.2	$855.5	$2,554.0	$2,297.8
Segment profit	$206.5	$142.5	$392.6	$321.9
Segment profit as a percentage of net sales	21.0%	16.7%	15.4%	14.0%
Increase in same store sales	4%	8%	4%	10%
Stores in operation at end of period
Winners			265	255
HomeSense			117	106
Marshalls			72	57

Total			454	418

Selling square footage at end of period (in thousands)
Winners			5,795	5,629
HomeSense			2,179	1,984
Marshalls			1,599	1,307

Total			9,573	8,920

Net sales for TJX Canada increased 15% for the third quarter and 11% for the nine months ended October 28, 2017 as compared to the same periods last year. The quarterly increase reflects a 6% increase in new store sales and a 4% increase from same store sales, as well as currency translation, which positively impacted sales growth by 5%. The nine-month increase in net sales included new store sales growth of 6% and 4% from same store sales, as well as a positive 1% impact due to currency translation. The increase in same store sales for both periods was mainly driven by an increase in customer traffic. Net sales for both periods also reflected an increase in units sold that was mostly offset by a decrease in the average ticket.

Segment profit margin increased to 21.0% for the third quarter of fiscal 2018 compared to 16.7% for the same period last year. Segment profit margin increased to 15.4% for the nine months ended October 28, 2017 compared to 14.0% for the nine months ended October 29, 2016. The increase in the segment margin for the quarter and nine-month period included a favorable impact of 1.9 percentage points and 0.3 percentage points, respectively, due to foreign currency, primarily the mark-to-market impact of the inventory derivatives. The fiscal third quarter segment margin was favorably impacted by transactional foreign exchange, improved merchandise margin and reduced supply chain cost. The transactional foreign exchange benefit in the third quarter was due to the revaluing of U.S. dollar denominated monetary assets and liabilities resulting in gains this year as compared to losses in last year’s third quarter. The increase in segment margin for the nine-month period was primarily driven by an improved merchandise margin of 0.9 percentage points, which benefitted from the year-over-year increase in the Canadian dollar.

TJX International

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. Dollars in millions	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$1,251.7	$1,105.0	$3,293.2	$3,125.6
Segment profit	$87.1	$87.8	$132.9	$145.0
Segment profit as a percentage of net sales	7.0%	7.9%	4.0%	4.6%
Increase in same store sales	1%	0%	1%	2%
Stores in operation at end of period
T.K. Maxx			540	503
Homesense			55	44
T.K. Maxx Australia			38	35

Total			633	582

Selling square footage at end of period (in thousands)
T.K. Maxx			11,379	10,804
Homesense			883	713
T.K. Maxx Australia			714	667

Total			12,976	12,184

Net sales for TJX International increased 13% for the third quarter and 5% for the nine months ended October 28, 2017 as compared to the same periods last year. The quarterly increase reflects an 8% increase from new store sales, a 1% increase in same store sales, as well as currency translation that positively impacted sales growth by 4%. The nine-month increase in net sales included an 8% increase from new store sales and a 1% increase in same store sales, which was offset by a negative 4% impact due to currency translation. The increase in same store sales for both periods was driven by an increase in customer traffic, which was partially offset by a decline in the value of the average transaction.

Segment profit margin decreased to 7.0% for the third quarter of fiscal 2018 compared to 7.9% for the same period last year. Segment profit margin decreased to 4.0% for the nine months ended October 28, 2017 compared to 4.6% for the nine months ended October 29, 2016. Segment margin for the quarter and nine-month period was favorably impacted by 1.3 percentage points and 0.5 percentage points, respectively, due to foreign currency, primarily the mark-to-market impact of the inventory derivatives. This improvement in segment margin, however, was more than offset by higher supply chain costs associated with the opening of a new distribution center, a decline in merchandise margin, and expense deleverage on the same store sales for the fiscal 2018 third quarter.

General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Dollars in millions	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
General corporate expense	$95.5	$97.9	$311.2	$291.0

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. Virtually all general corporate expenses are included in selling, general and administrative expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.

General corporate expense for the quarter decreased slightly from the same period last year, driven by a reduction in incentive compensation costs. The increase in general corporate expense for the nine-month period was primarily driven by incremental systems and technology costs as well as lower unrealized gains on our fuel hedges in fiscal 2018 as compared to the same period last year. These increases were partially offset by reduced incentive compensation costs in fiscal 2018.

Analysis of Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities was $1.9 billion for the nine months ended October 28, 2017, a decrease of $0.2 billion from the $2.1 billion provided in the nine months ended October 29, 2016. Net income adjusted for non-cash items and the early extinguishment of debt for the fiscal 2018 nine-month period, as compared to the first nine months of fiscal 2017, increased cash flows by $60 million. The change in merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of $309 million in the first nine months of fiscal 2018 compared to a use of cash of $234 million in the first nine months of fiscal 2017, which unfavorably impacted year over year cash flows by $75 million. This unfavorable impact on cash flows for the first nine months of fiscal 2018 is attributable in part to additional cash outflows to bring in fresh merchandise for the upcoming holiday season as reflected in the increased inventory in-transit. The change in accrued expenses and other current liabilities, including income taxes payable, had an unfavorable impact on year over year operating cash flows of $218 million, which was driven by increased payments for incentive compensation, and the timing of payments related to sales taxes and income taxes during the first nine months of fiscal 2018 as compared to the prior year. In addition, the year over year comparison of operating cash flows is favorably impacted by $60 million due to the change in accounting for excess tax benefits related to stock compensation. This year these benefits are included in net income, increasing operating cash flows, whereas last year these benefits were classified as a financing activity.

Investing activities in the first nine months of fiscal 2018 reflect property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network (including buying and merchandising systems and information systems). Cash outflows for property additions amounted to $828 million in the quarter ended October 28, 2017 compared to $767 million in the comparable period last year. We anticipate that capital spending for fiscal 2018 will be approximately $1.1 billion. We also purchased $630 million of investments in the first nine months of fiscal 2018 versus $534 million in the comparable prior year period and $658 million of investments were sold or matured in the first nine months of fiscal 2018 versus $432 million in the prior year. This activity primarily related to short-term investments, which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.

Cash flows from financing activities resulted in a net cash outflow of $1.7 billion in the third quarter of fiscal 2018 compared to a net cash outflow of $.9 billion in the same period last year. During the fiscal 2017 third quarter we received net proceeds of $992.5 million from the issuance of $1 billion of 2.25% ten-year notes. A portion of the proceeds were used to redeem our $375 million 6.95% notes prior to their scheduled maturity. The redemption of the notes, including the prepayment penalty, resulted in cash outflows of $426 million. Financing activities include the cash flows relating to our repurchases of our common stock, the exercise of options under our stock incentive plan and the payment of dividends to holders of our common stock. We spent $1.2 billion to repurchase 16.9 million shares of our stock in the first nine months of fiscal 2018 compared to $1.2 billion to repurchase 15.4 million shares in the same period last year. See Note D of Notes to Consolidated Financial Statements for more information. In February 2017, we announced an additional repurchase program authorizing the repurchase of up to an additional $1.0 billion of TJX stock from time to time. We currently plan to repurchase approximately $1.5 billion to $1.8 billion of stock under our stock repurchase programs in fiscal 2018. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change. Financing activities also included $72 million of proceeds, net of shares repurchased for withholding taxes, related to the exercise of stock options in the third quarter of fiscal 2018 versus $86 million in proceeds, net of shares repurchased for withholding taxes in the same period last year. Dividends paid on common stock in the first nine months of fiscal 2018 were $567 million versus $482 million in the same period last year.

We traditionally have funded our working capital requirements, including for seasonal merchandise, primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of October 28, 2017, approximately 60% of our cash was held by our foreign subsidiaries with $249 million held in countries where we have the intention to reinvest any undistributed earnings indefinitely. We have provided for deferred U.S. taxes on all undistributed earnings of our subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong, and Australia. If we repatriate cash from these subsidiaries, we should not incur additional tax expense, but our cash would be reduced by the amount of taxes paid. For all other foreign subsidiaries, no income taxes have been provided on the undistributed earnings because such earnings are considered to be indefinitely reinvested in the business. We have no current plans to repatriate cash balances held by such foreign subsidiaries. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I of Notes to Consolidated Financial Statements, are more than adequate to meet our operating needs over the next fiscal year.

Recently Issued Accounting Pronouncements

For a discussion of accounting pronouncements, see Note A Summary of Accounting Policies in our 2016 Form 10-K Annual Report and Note A of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2017 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 28, 2017 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 28, 2017, as filed with the Securities Exchange Commission on March 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2018 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
July 30, 2017 through August 26, 2017	1,271,053	$70.82	1,271,053	$1,800,767,834
August 27, 2017 through September 30, 2017	1,990,306	$72.85	1,990,306	$1,655,779,813
October 1, 2017 through October 28, 2017	1,598,429	$71.95	1,598,429	$1,540,779,792

Total:	4,859,788		4,859,788

(1)	Consists of shares repurchased under publicly announced stock repurchase programs.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	In February 2016, TJX announced a $2.0 billion stock repurchase program, under which $541 million remained available as of October 28, 2017. Additionally, in February 2017, TJX announced its 18th stock repurchase program authorizing an additional $1.0 billion in repurchases from time to time.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC. (Registrant)

Date: November 28, 2017

/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.