Form 10-K
period 2018-02-03
TJX COMPANIES INC /DE/
filed 2018-04-04
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]  NO [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ]   NO [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ X ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	(Do not check if a smaller reporting company)
Smaller Reporting Company [ ]	Emerging Growth Company [ ]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [    ]   NO [ X ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $44,235,895,555 based on the closing sale price as reported on the New York Stock Exchange.

There were 627,072,378 shares of the registrant’s common stock, $1.00 par value, outstanding as of March 3, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 5, 2018 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2017 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2017 Annual Report to Shareholders under our letter to shareholders and our performance graphs. Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words indicative of the future such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These “forward-looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.

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

PART I

ITEM 1. Business

BUSINESS OVERVIEW

The TJX Companies, Inc. (TJX) is the leading off-price apparel and home fashions retailer in the United States and worldwide. We have over 4,000 stores that offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day.

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

MARMAXX:

Our T.J. Maxx and Marshalls chains in the United States (“Marmaxx”) are collectively the largest off-price retailer in the United States with a total of 2,285 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, accent furniture, lamps, rugs, wall décor, decorative accessories and giftware) and other merchandise. We primarily differentiate T.J. Maxx and Marshalls through different product assortment, including an expanded assortment of fine jewelry and accessories and a designer section called The Runway at T.J. Maxx and a full line of footwear, a broader men’s offering and a juniors’ department called The Cube at Marshalls, as well as varying in-store initiatives. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains. Our e-commerce website, tjmaxx.com, was launched in 2013.

HOMEGOODS:

Our HomeGoods segment, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 667 stores, HomeGoods offers an eclectic assortment of home fashions, including furniture, rugs, lighting, soft home, decorative accessories, tabletop and cookware as well as expanded pet, kids and gourmet food departments. In 2017, we launched Homesense in the U.S. with 4 stores. Homesense complements HomeGoods, offering a differentiated mix and expanded departments, such as large-scale furniture, lighting and rugs, as well as new departments, such as a general store and an entertaining marketplace.

TJX CANADA:

Our TJX Canada segment operates the Winners, HomeSense and Marshalls chains in Canada. Acquired in 1990, Winners is the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 264 stores across Canada is comparable to T.J. Maxx, with select stores offering fine jewelry, and The Runway, a designer section. We opened our HomeSense chain in 2001, bringing the home fashions off-price concept to Canada. HomeSense has 117 stores with a merchandise mix of home fashions similar to HomeGoods in the U.S. We brought Marshalls to Canada in 2011 and operate 73 Marshalls stores in Canada. As with Marshalls in the U.S., our Canadian Marshalls stores offer an expanded footwear department and The Cube juniors’ department, differentiating them from Winners stores.

TJX INTERNATIONAL:

Our TJX International segment operates the T.K. Maxx and Homesense chains in Europe and starting in late 2015, the T.K. Maxx chain in Australia. Launched in 1994, T.K. Maxx introduced off-price retail to Europe and remains Europe’s only major brick-and-mortar off-price retailer of apparel and home fashions. With 540 stores, T.K. Maxx operates in the U.K., Ireland, Germany, Poland, Austria and the Netherlands. Through its stores and its e-commerce website for the U.K., tkmaxx.com, T.K. Maxx offers a merchandise mix similar to T.J. Maxx. We brought the off-price home fashions concept to Europe, opening Homesense in the U.K. in 2008. In fiscal 2018, we opened 2 Homesense stores in Ireland. Its 55 stores offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada. We acquired Trade Secret in Australia in fiscal 2016 and re-branded it under the T.K. Maxx name during fiscal 2018. The merchandise offering at its 38 stores is comparable to T.J. Maxx.

In addition to our four main segments, we operate Sierra Trading Post (“STP”), an off-price Internet retailer of brand name and quality outdoor gear, family apparel and footwear, sporting goods and home fashions. Sierra Trading Post launched its e-commerce site, sierratradingpost.com, in 1998 and operates 27 retail stores in the U.S.

Flexible Business Model. Our flexible off-price business model, including our opportunistic buying, inventory management, logistics and flexible store layouts, is designed to deliver our customers a compelling value proposition of fashionable, quality, brand name and designer merchandise at excellent values every day. Our buying and inventory management strategies give us flexibility to adjust our merchandise assortments more frequently than traditional retailers, and the design and operation of our stores and distribution centers support this flexibility. Our buyers have more visibility into consumer, fashion and market trends and pricing when we buy closer to need, which can help us “buy smarter” and reduce our markdown exposure. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments to accommodate the merchandise we purchase. Our logistics and distribution operations are designed to support our global buying strategies and to facilitate quick, efficient and differentiated delivery of merchandise to our stores, with a goal of getting the right merchandise to the right stores at the right time.

Opportunistic Buying. As an off-price retailer, our buying practices, which we refer to as opportunistic buying, differentiate us from traditional retailers. Our overall global buying strategy is to acquire merchandise on an ongoing basis that will enable us to offer a desirable and rapidly changing mix of branded, designer and other quality merchandise in our stores at prices below regular prices for comparable merchandise at full-price retailers, including department, specialty, and major online retailers. We seek out and select merchandise from the broad range of opportunities in the marketplace to achieve this end. Our global buying organization, which numbers more than 1,000 Associates in 16 buying offices in 12 countries, executes this opportunistic buying strategy, buying merchandise from more than 100 countries in a variety of ways, depending on market conditions and other factors.

We take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from the production and flow of inventory in the apparel and home fashions marketplace. These opportunities include, among others, order cancellations, manufacturer overruns, closeouts from brands, manufacturers and other retailers and special production direct from brands and factories. Our global buying strategies are intentionally flexible to allow us to react to frequently changing opportunities and trends in the market and to adjust how and what we source as well as when we source it. Our goal is to operate with lean inventory levels compared to conventional retailers to give us the flexibility to seek out and to take advantage of these opportunities as they arise. In contrast to traditional retailers, which tend to order most of their goods far in advance of the time the product appears on the selling floor, our merchants generally remain in the marketplace for goods throughout the year, frequently looking for opportunities to buy merchandise. We buy much of our merchandise for the current or immediately upcoming selling season. We also buy some merchandise that is available in the market with the intention of storing it for sale, typically in future selling seasons. We generally make these purchases, referred to as packaway, in response to opportunities in the marketplace to buy merchandise that we believe has the right combination of brand, fashion, price and quality to supplement the product we expect to be available to purchase later for those future seasons. We also acquire some merchandise that we offer under in-house brands or brands that are licensed to us. We develop some of this merchandise ourselves in order to supplement the depth of, or fill gaps in, our expected merchandise assortment.

Our expansive vendor universe, which is in excess of 20,000, consists primarily of manufacturers as well as retailers and other vendors, and provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue as we continue to grow. We believe a number of factors provide us excellent access on an ongoing basis to leading branded merchandise and make us an attractive channel for many vendors in the market. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we pay promptly; we generally do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges; and we have financial strength and an excellent credit rating.

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

Pricing. Our mission is to offer quality, fashionable, brand name and designer merchandise in our stores with retail prices that are generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day. We do not generally engage in promotional pricing activity such as sales or coupons. We have generally been able to react to price fluctuations in the wholesale market to maintain our pricing gap relative to prices offered by traditional retailers as well as our merchandise margins through various economic cycles.

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

Distribution. We operate distribution centers encompassing approximately 17.5 million square feet in six countries, including a third-party operated distribution center in Australia. These centers are generally large, highly automated and built to suit our specific, off-price business model. We ship substantially all of our merchandise to our stores through these distribution centers as well as warehouses and shipping centers operated by third parties.

Store Growth. Expansion of our business through the addition of new stores continues to be an important part of our global growth strategy. The following table provides information on the store growth of our four major segments in the last two fiscal years, our growth estimates for fiscal 2019 and our estimates of the long-term store growth potential of these segments in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year End						Estimated Store Growth Potential
		Fiscal 2017		Fiscal 2018		Fiscal 2019 (estimated)
Marmaxx
T.J. Maxx	28,000	1,186		1,223
Marshalls	29,000	1,035		1,062
		2,221		2,285		2,350		3,000
HomeGoods
HomeGoods(3)	24,000	579		667
Homesense	25,000	—		4
		579		671		771		1,400
TJX Canada
Winners	28,000	255		264
HomeSense	23,000	106		117
Marshalls	28,000	57		73
		418		454		484		600
TJX International
T.K. Maxx (Europe)	29,000	503		540
Homesense (Europe)	20,000	44		55
T.K. Maxx (Australia)	22,000	35		38
		582		633		668		1,100	(1)
TJX Total		3,812	(2)	4,070	(2)	4,308	(2)(3)	6,100	(2)(3)

(1)	Reflects store growth potential for T.K. Maxx in current geographies and for Homesense in the United Kingdom and Ireland.
(2)	The TJX total includes 12 Sierra Trading Post stores in fiscal 2017, 27 Sierra Trading Post stores for fiscal 2018, and 35 Sierra Trading Post stores estimated for fiscal 2019. Sierra Trading Post stores are not included in estimated store growth potential.
(3)	HomeGoods and TJX total includes 15 new Homesense stores in the U.S. for fiscal 2019 and store growth potential includes 400 Homesense stores.

Some of our home fashion stores are co-located with one of our apparel stores in a combo or superstore format. We count each of the stores in the combo or superstore format as a separate store.

Revenue Information. The percentages of our consolidated revenues by geography for the last three fiscal years are as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
United States
Northeast	24%	24%	24%
Midwest	12	12	12
South (including Puerto Rico)	25	25	25
West	15	16	16
Subtotal	76	77	77
Canada	10	10	9
Europe	13	13	14
Australia	1	*	*
Total	100%	100%	100%

* Revenue from Australia was less than one percent during fiscal 2017 and fiscal 2016.

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Apparel
Clothing including footwear	52%	54%	55%
Jewelry and accessories	15	15	15
Home fashions	33	31	30
Total	100%	100%	100%

Information about our long-lived assets by geography for the last three fiscal years are as follows:

	Fiscal Year Ended
Dollars in thousands	February 3, 2018	January 28, 2017	January 30, 2016
United States	$3,514,628	$3,312,210	$3,101,846
Canada	308,259	283,688	242,705
Europe	1,151,972	920,710	782,970
Australia	31,194	16,286	10,054
Total long-lived assets	$5,006,053	$4,532,894	$4,137,575

Segment Overview. We report our results in four business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment (HomeGoods and Homesense) both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. We also operate STP, an off-price Internet retailer that operates sierratradingpost.com and retail stores in the U.S. The results of STP are reported in our Marmaxx segment. Each of our segments has its own management, administrative, buying and merchandising organization and distribution network. More detailed information about our segments, including financial information for each of the last three fiscal years, can be found in Note G- Segment Information of Notes to Consolidated Financial Statements.

Store Locations. Our chains operated stores in the following locations at the end of fiscal 2018; store counts below include both banners within a combo or a superstore:

United States:

	T.J. Maxx	Marshalls	HomeGoods	Homesense	Sierra Trading Post
Alabama	24	6	6	—	—
Arizona	16	16	12	—	—
Arkansas	12	4	4	—	—
California	117	143	78	—	—
Colorado	17	10	10	—	4
Connecticut	28	24	16	—	1
Delaware	3	5	3	—	—
District of Columbia	4	4	—	—	—
Florida	91	92	61	—	—
Georgia	50	34	22	—	—
Hawaii	5	—	—	—	—
Idaho	7	2	1	—	1
Illinois	50	47	28	—	2
Indiana	23	14	7	—	—
Iowa	11	7	4	—	—
Kansas	9	6	4	—	—
Kentucky	16	5	4	—	—
Louisiana	14	11	6	—	—
Maine	9	4	3	—	—
Maryland	25	29	19	—	—
Massachusetts	52	58	33	2	2
Michigan	41	26	17	—	2
Minnesota	16	15	11	—	2
Mississippi	10	5	4	—	—
Missouri	18	16	10	—	—
Montana	6	—	1	—	—
Nebraska	5	3	3	—	—
Nevada	9	10	6	—	1
New Hampshire	16	9	8	—	—
New Jersey	39	51	38	2	2
New Mexico	5	4	2	—	—
New York	79	79	47	—	2
North Carolina	37	26	18	—	—
North Dakota	4	1	1	—	—
Ohio	47	34	20	—	—
Oklahoma	12	6	3	—	—
Oregon	12	10	7	—	2
Pennsylvania	49	38	30	—	—
Puerto Rico	8	20	6	—	—
Rhode Island	6	6	6	—	—
South Carolina	21	11	7	—	—
South Dakota	2	1	1	—	—
Tennessee	26	18	8	—	—
Texas	67	85	43	—	—
Utah	13	3	5	—	1
Vermont	5	1	1	—	1
Virginia	36	29	21	—	—
Washington	19	20	11	—	1
West Virginia	7	3	2	—	—
Wisconsin	22	10	9	—	1
Wyoming	3	1	—	—	2
Total Stores	1,223	1,062	667	4	27

Canada:

	Winners	HomeSense	Marshalls
Alberta	34	19	13
British Columbia	35	18	7
Manitoba	9	2	3
New Brunswick	4	3	1
Newfoundland	3	1	1
Nova Scotia	11	2	2
Ontario	114	52	34
Prince Edward Island	1	1	—
Quebec	47	16	11
Saskatchewan	6	3	1
Total Stores	264	117	73

Europe:

	T.K. Maxx	Homesense
United Kingdom	337	53
Republic of Ireland	26	2
Germany	120	—
Poland	39	—
Austria	10	—
The Netherlands	8	—
Total Stores	540	55

Australia:

T.K. Maxx
Australian Capital Territory	2
New South Wales	13
Queensland	16
Victoria	7
Total Stores	38

Competition. The retail apparel and home fashion business is highly competitive. We compete on the basis of numerous factors including brand, fashion, price, quality, selection and freshness; in-store and on-line service and shopping experience; reputation and store location. We compete with local, regional, national and international department, specialty, off-price, discount, warehouse and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, on-line, through catalogues, or other media channels.

Employees. At February 3, 2018, we had approximately 249,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees, particularly during the peak back-to-school and holiday seasons. Our full-time, part-time, temporary, and seasonal workforce supports the execution of our flexible off-price business model, including the timing and frequency of store deliveries and the management of a rapidly changing mix of store inventory in over 4,000 retail stores in nine countries.

Trademarks. We have the right to use our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, Homesense/HomeSense, T.K. Maxx, Sierra Trading Post and Trade Secret, in relevant countries. We expect our rights in these trademarks and service marks to endure in locations where we use them for as long as we continue to do so.

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

In this report, fiscal 2016 means the fiscal year ended January 30, 2016; fiscal 2017 means the fiscal year ended January 28, 2017; fiscal 2018 means the fiscal year ended February 3, 2018 and fiscal 2019 means the fiscal year ending February 2, 2019. Unless otherwise indicated, all store information in this Item 1 is as of February 3, 2018, and references to store square footage are to gross square feet. Unless otherwise stated or the context otherwise requires, references in this Form 10-K to “TJX” and “we,” refer to The TJX Companies, Inc. and its subsidiaries.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of TJX as of April 4, 2018:

Name	Age	Office and Business Experience
Kenneth Canestrari	56	Senior Executive Vice President, Group President since September 2014. President, HomeGoods from 2012 to September 2014. Executive Vice President, Chief Operating Officer, HomeGoods from 2008 until 2012. Various financial positions with TJX from 1988 to 2008.

Scott Goldenberg	64	Senior Executive Vice President and Chief Financial Officer since April 2014; Executive Vice President and Chief Financial Officer from January 2012 to April 2014. Executive Vice President, Finance from June 2009 to January 2012. Senior Vice President, Corporate Controller from 2007 to 2009 and Senior Vice President, Director of Finance, Marmaxx, from 2000 to 2007. Various financial positions with TJX from 1983 to 1988 and 1997 to 2000.

Ernie Herrman	57	Chief Executive Officer since January 2016. Director since October 2015. President since January 2011. Senior Executive Vice President, Group President from August 2008 to January 2011. President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.

Michael MacMillan	61	Senior Executive Vice President, Group President since 2011. President, Marmaxx from 2008 to 2011. President, Winners Merchants International (WMI) from 2003 to 2008. Executive Vice President, WMI from 2000 to 2003. Various finance positions with TJX from 1985 to 2000. Mr. MacMillan is retiring from TJX, with a scheduled retirement date in April 2018.

Carol Meyrowitz	64	Executive Chairman of the Board since January 2016. Chairman of the Board from June 2015 to January 2016. Chief Executive Officer from January 2007 to January 2016. Director since 2006 and President from 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Various senior management and merchandising positions with Marmaxx and with Chadwick’s of Boston and Hit or Miss, former divisions of TJX, from 1983 to 2001.

Name	Age	Office and Business Experience
Doug Mizzi	58	Senior Executive Vice President, Group President since February 2018. President, TJX Canada from October 2011 to February 2018. Managing Director T.K. Maxx, UK from April 2010 to October 2011. Executive Vice President, Chief Operating Officer, WMI from February 2006 to April 2010. Senior Vice President, Director of Store Operations, WMI from 2004 to 2006. Various store operations positions with TJX from 1988 to 2004.

Richard Sherr	61	Senior Executive Vice President, Group President since January 2012. President, HomeGoods from 2010 to 2012. Chief Operating Officer, Marmaxx from 2007 until 2010. Various merchandising positions at TJX from 1992 to 2007.

The executive officers hold office until the next annual meeting of the Board in June 2018 and until their successors are elected and qualified.

ITEM 1A.	Risk Factors

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

If we are unable to generally purchase inventory at prices sufficiently below prices paid by conventional retailers, we may not be able to maintain an overall pricing differential to full-price retailers, including department, specialty, and major online retailers, and our ability to attract customers or sustain our margins may be adversely affected. We may not achieve this pricing differential at various times or in some reporting segments, chains or geographies, which could adversely affect our results.

Similarly, we must also properly execute our inventory management strategy of distributing the right merchandise to the right stores in the right quantities at the right time. To respond to customer demand and effectively manage pricing and markdowns, we need to appropriately allocate and deliver merchandise to our stores, maintain an appropriate mix and level of inventory in each store, and appropriately change the allocation of floor space at our stores among product categories. If we are not able to do so, our ability to attract and retain customers and our results could be adversely affected.

Failure to continue to expand our business and operations successfully or to manage our substantial size and scale effectively could adversely affect our financial results.

Our growth strategy includes successfully expanding our off-price model within our current markets and into new geographic regions, product lines, and channels and, as appropriate, adding new businesses, whether by development, investment or acquisition. There are significant risks associated with our ability to continue to expand successfully and managing the implementation of this growth effectively. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations, be required to increase our investment, slow our planned growth or close stores or operations. For example, if we are not able to find and lease appropriate real estate on attractive terms in the locations where we seek to open stores, we may need to slow our planned growth in those areas. Similarly, new stores may not achieve the same sales or profit levels as our existing stores, whether in current or new markets, and adding stores or banners to existing markets may otherwise adversely affect our sales and profitability.

Further, our substantial size can make it challenging to manage our complex operations effectively and to maintain appropriate internal resources and third party providers to support our business effectively. These challenges may increase as we grow our business, adding pressure to management and to various functions across our business, including administration, systems, merchandising, store operations, distribution, logistics, and compliance, as well as putting pressure on appropriately staffing and training Associates in these areas as we grow and/or managing appropriate third party providers to support these areas. The large size and scale of our operations, our multiple banners and locations across the U.S., Canada, Europe and Australia and the autonomy afforded to the banners in some aspects of the business also increases the risk that our systems, controls, practices and policies may not be implemented effectively or consistently throughout our Company and that information may not be appropriately shared across our operations. These risks may increase as we continue to grow, particularly if we expand into additional countries. If business information is not shared effectively, or if we are otherwise unable to manage our size or growth effectively, our business may be adversely affected or we may need to reduce our rate of expansion of one or more operations or otherwise curtail growth in one or more markets, which may adversely affect our success in executing our business goals and adversely impact our sales and results.

Failure to identify consumer trends and preferences to meet customer demand in new or existing markets or channels could negatively impact our performance.

As our success depends on our ability to meet customer demand and expectations, we work to identify consumer trends and preferences on an ongoing basis and to offer inventory and a shopping experience that meets those trends and preferences. However, doing so effectively and on a timely basis across our diverse merchandise categories and in each of the many markets in the U.S., Canada, Europe and Australia in which we do business is challenging. Trends and preferences in markets may differ from what we anticipate. Although our business model allows us greater flexibility than many traditional retailers to meet consumer preferences and trends, for example by expanding and contracting merchandise categories in response to consumers’ changing tastes, we may not successfully do so, which could add difficulty in attracting new customers, retaining existing customers, encouraging frequent visits and adversely affect our results.

Customers may also have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels (through technology including Internet-based and other digital or mobile channels or particular forms of social media outlets), which may vary across demographics and may evolve rapidly. Overall consumer spending online also continues to grow. Meeting these expectations effectively involves identifying the right opportunities and making the right investments at the right time and with the right speed, among other things, and failure to do so may impact our financial results.

If we fail to successfully implement our various marketing efforts or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected.

Customer traffic and demand for our merchandise may be influenced by our marketing efforts. Although we use marketing to drive customer traffic through various media including television, radio, print, outdoor, digital/social media, email, mobile and direct mail, some of our competitors expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Further, we may not effectively implement strategies with respect to rapidly evolving Internet-based and other digital or mobile communication channels, including social media. Our programs may not be or remain effective or could require increased expenditures, which could have a significant adverse effect on our revenue and results of operations.

We operate in highly competitive markets, and we may not be able to compete effectively.

The retail apparel and home fashion businesses are highly competitive. We compete with local, regional, national and international retailers that sell apparel, home fashions and other merchandise we sell, including in stores, through e-commerce, catalogues or other media or channels. Some of our competitors are larger than we are or have more experience in selling certain product lines than we do. New competitors frequently enter the market and existing competitors enter or increase their presence in the markets in which we operate, expand their merchandise offerings, add new sales channels or change their pricing strategies, all of which affect the competitive landscape. Consumer spending online has increased and may continue to increase, while our business is primarily in stores. We compete on the basis of various factors affecting value, meaning the combination of brand, fashion, price, and quality; merchandise selection and freshness; banner name recognition and appeal; both in-store and online service and shopping experience; and store location. If we fail to compete effectively, our sales and results of operations could be adversely affected.

Failure to employ quality Associates in appropriate numbers and to retain key Associates and management, could adversely affect our performance.

Our performance depends on recruiting, hiring, developing, training and retaining talented Associates in key areas such as buying and management as well as quality store, systems, distribution center and other Associates in large numbers. We must constantly recruit new Associates to fill entry level and part-time positions with historically high rates of turnover. Availability and skill of Associates may differ across markets in which we do business and in new markets we enter, and we may be unable to manage our labor needs effectively. In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development for key Associates across the Company, including within our buying organization. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition in the retail industry and for talent in various geographic markets. If we do not effectively attract qualified individuals, train them in our business model, support their development and retain them in sufficient numbers and at appropriate levels of the organization, our growth could be limited and our performance could be adversely affected.

Labor costs, including pension and healthcare costs, and other challenges from our large workforce may adversely affect our results and profitability.

We have a large workforce, and our ability to meet our labor needs and control labor costs is subject to various factors such as unemployment levels; prevailing wage rates and benefit levels, minimum wage laws and benefits requirements and other market pressures on wages and benefits; changing demographics; economic conditions; interest rate changes; economic, demographic and other actuarial assumptions; the costs of providing and managing retirement, health and other employee benefits, including health and insurance costs; and a dynamic regulatory environment, including health care legislation, immigration law and policy, and governmental labor, employment and employee benefits programs and requirements. Changes to one or more of these factors could increase our labor costs.

Increased labor costs may adversely affect our results of operations. In addition, when wage rates or benefit levels increase in a market, increasing our wages or benefits may negatively impact our earnings as they did during the past three fiscal years, while failing to increase our wages or benefits competitively or reducing our wages or benefits, could result in a decline in our ability to attract or retain Associates or in the quality of our workforce, causing our customer service or performance to suffer, which could impact our results. Many Associates in our distribution centers are members of unions and therefore we are subject to the risk of labor actions of various kinds as well as risks and potential material expenses associated with multiemployer plans, including from pension plan underfunding, benefit cuts, increased contribution requirements, changes in plan terms, withdrawal liability, or insolvency of other participating employers or governmental insurance programs. Other Associates in Europe are members of works councils, which may subject us to additional requirements, actions or expense.

Compromises of our data security could materially harm our reputation and business.

In the ordinary course of our business, we collect, store, process and transmit confidential business information and certain information relating to individuals, such as our customers, Associates and vendors (including, for example, customer payment card and check information and other personal data). We rely in part on commercially available systems, software, hardware, services, tools and monitoring to provide security for collection, storage, processing, and transmission of personal and/or confidential information. As with many other companies in the retail industry, we are subject to attempts to compromise our data security. For example, computer hackers have attempted and we expect will continue to attempt to penetrate our computer systems or those of third parties with whom we work or to whom we outsource business operations. If successful, such computer hackers may further attempt to misappropriate personal information or confidential business information and/or to disrupt our business operations. While we have taken steps designed to further strengthen the security of our computer systems since the unauthorized intrusion(s) into our network discovered late in 2006, in which we believe customer data were stolen, there can be no assurance that we will not suffer a future data security compromise, that unauthorized parties will not gain access to the information that we collect, store, process or transmit or otherwise interfere with our systems, or that any such data security compromise or unauthorized access will be discovered in a timely way or resolved without a disruption to our business.

In addition, an Associate, contractor or third party with whom we work or to whom we outsource business operations may fail to monitor their or our systems effectively, may fail to maintain appropriate safeguards, may misuse the personal or confidential information to which they have access, may attempt to circumvent our security measures in order to access or misappropriate such types of information, may purposefully or inadvertently allow unauthorized access to our systems or to personal or confidential information or may otherwise disrupt our business operations. Advances in computer and software technology and capabilities, rapid changes in the sources, methods and targets of cyberattacks (for example, malware, ransomware and phishing attacks) and the use of devices to tamper with payment entry devices (such as skimmers and shimmers), and the increasing sophistication of cyber criminals generally increase the risk of a data compromise or business disruption.

Compromise of our data security or that of third parties with whom we work or to whom we outsource business operations, including through cyber-attacks or other external or internal methods or error, failure to prevent or mitigate the loss of personal or business information and delays in detecting any such compromise or loss could, among other adverse impacts to our business, disrupt our operations; damage our reputation and decrease our customers’ willingness to shop in our stores or online; impact our ability to attract and retain customers; violate applicable laws, regulations, orders and agreements; and subject us to additional costs and liabilities which could be material.

Failure to operate information systems and to implement new technologies effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information systems, including data centers, telecommunications systems, hardware, software and applications to manage many aspects of our business, including to process and record transactions in our stores and our e-commerce sites; to manage our customer, vendor and Associate data; to enable effective communication systems; to source, plan and track inventory; to manage logistics; to generate performance and financial reports; to comply with regulatory requirements and to otherwise operate our e-commerce sites. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Supporting these internal and external systems requires a number of resources, including effective and qualified, and in some cases, specialized, teams. As we grow and as our systems evolve, we must continue to hire, train, manage and retain these teams, including those needed to support our customized and legacy systems in an effective way. Our information systems, and the third-party systems we rely on, may be subjected to damage or interruption from a number of causes, including power outages; system failures; cyberattacks (including malware, ransomware and phishing attacks) and devices to tamper with our payment or other systems (including skimmers and shimmers); catastrophic events; and design or usage errors by our Associates, contractors or third party service providers on which we rely. Although we have taken steps designed to reduce the risk of these events occurring, there can be no guarantee that we or a third party on which we rely will not suffer one of these events. Our approach to disaster recovery and business continuity planning may not be adequate and any compromises, interruptions or shutdowns of our systems, including those managed and/or operated by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations, cause us to suffer reputational harm, or result in liability.

We modify, update, and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; converting to global systems; integrating new service providers; adding enhanced or new functionality, such as cloud computing technologies and e-commerce solutions; and adding or integrating with new systems when we acquire new businesses. We also modify and update our procedures for, and add vendors and internal teams who assist us with, designing, implementing and maintaining our systems and infrastructure. There is a risk of business disruption, liability and reputational damage associated with these actions, including from not accurately capturing and maintaining data, efficiently testing and implementing changes, realizing the expected benefit of the change and managing the potential disruption of the actions and diversion of internal teams’ attention as the changes are implemented.

Further, potential issues associated with implementing technology initiatives and the time and resources required in seeking to optimize the benefits of new elements of our systems and its infrastructure could reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depends upon our information systems, including our ability to operate, maintain and develop them effectively. A failure of those systems could disrupt our business, subject us to liability, damage our reputation, or otherwise impact our financial results.

Economic conditions, on a global level or in particular markets, may adversely affect our financial performance.

Global financial markets can experience volatility, disruption and credit contraction, which could adversely affect global economic conditions. Turmoil in the financial and credit markets or other changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital and could adversely affect plan asset values and investment performance, and increase our pension liabilities, expenses and funding requirements and other related financial exposure with respect to company-sponsored and multiemployer pension plans. Our strategies for managing these financial risks and exposures may not be effective or sufficient. Economic conditions, both on a global level and in particular markets, including unemployment; decreased disposable income and actual and perceived wealth; energy and health care costs; costs of oil, gas and other commodities; interest and tax rates and policies; weakness in the housing market; volatility in capital markets; decreased credit availability; inflation and deflation, as well as political or other factors beyond our control such as threats or possibilities of war, terrorism, global or national unrest; actual or threatened epidemics; geopolitical instability or uncertainty; and regulatory volatility or uncertainty, including in areas like international trade (for example, discussions regarding Brexit) may also have significant effects on consumer confidence and spending that would, in turn, affect retail sales. These conditions and factors could adversely affect discretionary consumer spending and, although we believe our flexible off-price model helps us react, they may adversely affect our sales, cash flows and results of operations and performance.

Adverse or unseasonable weather in the markets in which our stores operate or along our supply chain could adversely affect our operating results.

Both adverse and unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures (even if not extreme) may affect customers’ buying patterns and willingness to shop certain categories we offer or at all, and accordingly, can adversely affect the demand for the merchandise in our stores, particularly in apparel and seasonal merchandise. As discussed further below, adverse weather can also affect the efficient or timely transportation of merchandise to our distribution and shipping centers, stores and e-commerce customers or elsewhere along our supply chain, and may impact transportation to or from our stores and other facilities. As a result, adverse or unseasonable weather could adversely affect our sales, increase markdowns, impact customer satisfaction and adversely affect our operating results.

Our results may be adversely affected by serious disruptions or catastrophic events.

Natural or other disasters, such as hurricanes, tornadoes, floods, earthquakes and other extreme weather; climate conditions; unforeseen public health issues, such as pandemics and epidemics; or fires, explosions and acts of war or terrorism could disrupt our operations in a number of ways, including severely damaging or destroying one or more of our stores, distribution facilities or data centers, or could disrupt the operations of one or more of our vendors or other parts of our supply chain located in the affected areas. Day-to-day operations, including our ability to receive products from our vendors or transport products to our stores or to our e-commerce customers could be adversely affected, transportation to and from our stores (by customers or Associates) could be limited, or we could be required to close stores or distribution centers in the affected areas or in areas served by affected distribution centers for a short or extended period of time, as we did in areas of the U.S., including Puerto Rico, after severe hurricanes during fiscal 2018. As a result, our business could be adversely affected.

Damage to our corporate reputation or those of our retail banners could adversely affect our sales and operating results.

We believe that building the brand reputation of our company and our retail banners is important to our continuing success. In the many different markets in which we do business, we work to build relationships with our customers through our various marketing campaigns and other activities. These relationships and our reputation are based, in part, on perceptions of subjective qualities. Incidents involving us, our retail banners, our executives or other Associates, our policies and practices, the merchandise and brands (including our licensed or owned brands) that we carry or our industry more generally that erode trust or confidence could adversely affect our reputation and our business, particularly if the incidents result in rapid or significant adverse publicity or governmental inquiry. Information about us, our retail banners, our executives and other Associates, our policies and practices, our third party providers, and the merchandise and brands we sell, including our licensed or owned brands, that is publicized through traditional or digital media platforms and similar venues, including blogs, websites, and other forums for rapid, broad communications to an audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is inaccurate, incomplete or unverified. The reputation of our company and our retail banners may be damaged in all, one or some of the markets in which we do business, by adverse events at the corporate level or at our retail banners, or by an Associate acting outside of company policies and practices. Similarly, challenges or reactions to action (or inaction), perceived action (or inaction), by our company on issues like social policies, merchandising, compliance related to social, product, labor and environmental standards or other sensitive topics, and any perceived lack of transparency about such matters, could harm our reputation, particularly as expectations of companies and of companies’ corporate responsibility may continue to change. Damage to the reputation of our company and our banners could result in declines in customer loyalty and sales; affect our vendor relationships, business development opportunities and Associate retention; divert attention and resources from management, including to respond to inquiries or additional regulatory scrutiny; and otherwise adversely affect our results.

Quality, safety or other issues with merchandise we sell could damage our reputation, sales and financial results.

Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we sell to consumers. Regulations and standards in this area, including those related to the U.S. Consumer Product Safety Improvement Act of 2008 and the U.S. Food Safety Modernization Act, state regulations like California’s Proposition 65, and similar legislation in other countries in which we operate, impose restrictions and requirements on the merchandise we sell in our stores and through e-commerce. These regulations change from time to time and new federal, state, provincial or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. If we or our merchandise vendors are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, we could incur significant fines or penalties or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our financial results. We rely on our vendors to provide quality merchandise that complies with applicable product safety laws, labeling requirements and other applicable laws, but they may not comply with their obligations to do so. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Concerns or issues with the quality and safety of merchandise raised publicly, particularly with products subject to increased levels of regulation, or the genuineness of merchandise, regardless of whether verified or our fault, could cause damage to our reputation and could result in lost sales, uninsured claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have an adverse effect on our financial results.

Failure to comply with laws, rules, regulations and orders and applicable accounting principles and interpretations could negatively affect our business operations and financial performance.

We are subject to federal, state, provincial, regional and local laws, rules and regulations as well as government orders in various countries in which we operate. These legal, regulatory and administrative requirements collectively affect multiple aspects of our business, including the cost of providing health care and retirement benefits, workforce management, logistics, marketing, import/export, sourcing and manufacturing, tax, data protection and others. If we, or third parties that perform services on our behalf, fail to comply with applicable laws, rules, regulations and orders, we may be subject to judgments, fines or other costs or penalties, which could adversely affect our operations and our financial results and condition.

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

We must also comply with new and changing laws, rules and regulations, evolving interpretation of existing laws by judicial and regulatory authorities, and reforms in jurisdictions where we do business. These changes could increase our costs of compliance or of doing business and could adversely affect our operating results, including such changes involving:

—	labor and employment practices and benefits, including regarding labor unions and works councils;

—	health and welfare and financial regulations;

—	consumer protection and product safety;

—	data protection and privacy, such as to comply with, or fines and penalties related to, the General Data Protection Regulation in Europe;

—	climate change, supply chain, energy and waste;

—	Internet regulations, including e-commerce, electronic communications and privacy; and

—	protection of third party intellectual property rights.

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

We have a significant retail presence in Canada and in countries in Europe and operate buying offices around the world. We have expanded our operations into Australia and our goal is to continue to expand our operations into other countries in the future. It can be costly and complex to establish, develop and maintain international operations and promote business in new international jurisdictions, which may differ significantly from other countries in which we currently operate.

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

Many of the products sold in our stores are sourced by our vendors and, to a lesser extent, by us, in many locations outside of the country where the particular store is located, particularly southeastern Asia. Where we are the importer of record, we may be subject to regulatory or other requirements, including those similar to requirements imposed upon the manufacturer of such products. More generally, we are subject to various risks of sourcing merchandise from other countries, including moving merchandise internationally, such as:

—	potential disruptions in manufacturing and supply;

—

changes in duties, tariffs, trade restrictions, sanctions, quotas and voluntary export restrictions on imported merchandise, including, for example, new potential tariffs and border adjustment taxes, changes to the North American Free Trade Agreement or changes resulting from Brexit;

—	transport capacity and costs;

—	information technology challenges;

—	problems in third-party distribution and warehousing, logistics, transportation and other supply chain interruptions;

—	strikes, threats of strikes and other events affecting delivery;

—	consumer perceptions of the safety or quality of imported merchandise;

—	product and international trade compliance with laws and regulations of the destination country;

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

Our results may be adversely affected by reduced availability of, or increases in, the price of oil or other fuels, increased costs of other commodities, or other increases in utility, transportation or logistics costs.

Energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we typically enter into derivative instruments designed to manage a portion of our transportation costs (a hedging strategy), any such strategy may not be effective or sufficient and could result in increased operating costs. Increased regulation related to environmental costs, including cap and trade, carbon taxes or other emissions management systems could also adversely affect our costs of doing business, including utility, transportation and logistics costs, as could other shortages or disruptions impacting transportation. For example, at the end of fiscal 2018, increased freight cost related to labor and equipment shortages, as well as other factors, had an impact on our margins. Similarly, other commodity prices can fluctuate dramatically. Such increases can increase the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.

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

Our operating results have fluctuated from quarter to quarter at points in the past, and they may do so in the future. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. We maintain a forecasting process that seeks to plan sales and align expenses. If we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our financial performance could be adversely affected. In addition, if we do not repurchase the number of shares we contemplated pursuant to our stock repurchase programs, our earnings per share may be adversely affected.

If we engage in mergers or acquisitions or investments in new businesses, or divest, close or consolidate any of our current businesses, our business will be subject to additional risks.

We may acquire new businesses (as we did with Trade Secret in fiscal 2016 and STP in fiscal 2013), invest in or enter into joint ventures with other businesses, develop new businesses internally (as with Homesense, our new U.S. home store concept) and divest, close or consolidate businesses. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in a satisfactory manner could adversely affect our future results of operations and financial condition. Acquisition, investment or divestiture activities may divert attention of management from operating the existing businesses, and we may not effectively evaluate target companies, investments or investment partners or assess the risks, benefits and cost of buying, investing in or closing businesses or of the integration of acquired businesses, all of which can be difficult, time-consuming and dilutive. These activities may not meet our performance and other expectations and may expose us to unexpected or greater-than-expected costs, liabilities and risks. In addition, we recorded intangible assets and goodwill and the value of the tradenames in connection with our acquisitions of Trade Secret and STP and may similarly do so in the future in connection with other acquisitions. If we are unable to realize the anticipated benefits from acquisitions, we may be required to impair some or all of the goodwill associated with an acquisition, which would adversely impact our results of operations and balance sheet, such as with the impairment charge related to STP taken during fiscal 2018. Divestitures, closings and consolidations could involve risks such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of an acquirer.

Our results may be materially adversely affected by the outcomes of litigation, legal proceedings and other legal or regulatory matters.

We are involved, or may in the future become involved, in legal proceedings, regulatory reviews, audits and other legal matters. These may involve inquiries, investigations, lawsuits and other proceedings by local, provincial, state and federal governmental entities (in the United States and other countries) and private plaintiffs, including with respect to employment and employee benefits including classification, employment rights, discrimination, wage and hour and retaliation; whistle blower claims; tax; securities; disclosure; real estate; environmental matters; tort; business practices; consumer protection; privacy/data security; product safety and compliance; advertising; and intellectual property. There continue to be employment-related and consumer protection lawsuits, including putative class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, litigation can be both time-consuming and disruptive to our operations and may cause significant expense and diversion of management attention. Legal and regulatory proceedings and investigations could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.

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

In December 2017, the U.S. Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”) significantly revised the current federal income tax code with significant changes to corporate taxation, including reducing the corporate tax rate, limiting certain tax deductions, revising the treatment of foreign earnings for U.S. federal income tax purposes and modifying or repealing many business deductions and credits. While the 2017 Tax Act reduces the federal income tax rate for corporations, it could negatively affect our business and financial condition. Many aspects of the new tax law are uncertain. Significant judgements will need to be made in the interpretation of various provisions, and U.S. regulators could interpret or issue guidance that is different from our interpretation. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law, which could also impact our tax obligations.

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

Our business is subject to seasonal influences; we generally realize higher levels of sales and earnings in the second half of the year, which includes the back-to-school and year-end holiday seasons. Any decrease in sales or margins or any significant adverse event during this period including those described in the factors in this section, could have a disproportionately adverse effect on our results of operations.

Our real estate leases generally obligate us for long periods, which subjects us to financial risks.

We lease virtually all of our store locations and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate, which can adversely affect our results. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign leases or sublease space to third parties, or if we sell a business, we can remain liable on the lease obligations if the assignee or sublessee does not perform (as was the case with some of our former operations). In addition, when the lease term for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms.

Failure to protect our inventory or other assets from loss and theft may impact our financial results.

Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail apparel and home fashion businesses. Loss may be caused by error or misconduct of Associates, customers, vendors or third parties. Our inability to effectively combat and/or minimize the loss or theft of assets, or to effectively reduce the impact of those losses, could adversely affect our financial performance.

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

The following is a summary of our primary owned and leased distribution centers and primary administrative office locations as of February 3, 2018. Square footage information for the distribution centers represents total “ground cover” of the facility. Square footage information for office space represents total space occupied.

Distribution Centers

Marmaxx
T.J. Maxx	Worcester, Massachusetts	494,000 s.f.—owned
	Evansville, Indiana	989,000 s.f.—owned
	Las Vegas, Nevada	1,110,000 s.f.—owned
	Charlotte, North Carolina	595,000 s.f.—owned
	Pittston Township, Pennsylvania	1,017,000 s.f.—owned
	Chickasaw, Tennessee	415,000 s.f.—leased
	Memphis, Tennessee	800,000 s.f.—leased

Marshalls	Decatur, Georgia	780,000 s.f.—owned
	Woburn, Massachusetts	472,000 s.f.—leased
	Bridgewater, Virginia	562,000 s.f.—leased
	Philadelphia, Pennsylvania	1,001,000 s.f.—leased
	Phoenix, Arizona	1,139,000 s.f.—owned

HomeGoods	Brownsburg, Indiana	805,000 s.f.—owned
	Bloomfield, Connecticut	803,000 s.f.—owned
	Jefferson, Georgia	801,000 s.f.—owned
	Tucson, Arizona	858,000 s.f.—owned

TJX Canada	Brampton, Ontario	506,000 s.f.—leased
	Mississauga, Ontario	679,000 s.f.—leased
	Torbram, Ontario	445,000 s.f.—leased
	Delta, British Columbia	432,000 s.f.—leased

TJX International	Wakefield, England	641,000 s.f.—leased
	Stoke, England	261,000 s.f.—leased
	Walsall, England	277,000 s.f.—leased
	Bergheim, Germany	322,000 s.f.—leased
	Wroclaw, Poland	303,000 s.f.—leased

Office Space

Corporate, Marmaxx, HomeGoods	Framingham and Marlborough, Massachusetts	1,958,000 s.f.—owned and leased in several buildings

TJX Canada	Mississauga, Ontario	434,000 s.f.—leased

TJX International	Watford, England	286,000 s.f.—owned and leased
	Dusseldorf, Germany	45,000 s. f.—leased

Sierra Trading Post owns a 900,000 square foot facility in Cheyenne, Wyoming which houses administrative offices and fulfillment center operations. T.K. Maxx in Australia, part of TJX International, leases office space and maintains third-party arrangements for a distribution center in Australia totaling approximately 173,000 square feet. In addition to the office space listed above, we also occupy smaller buying office locations in various countries.

ITEM 3. Legal Proceedings

TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly Associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes. We are also defending putative class action claims on behalf of customers relating to TJX’s compare at pricing. The lawsuits are in various procedural stages and seek monetary damages, injunctive relief and attorneys’ fees. In connection with ongoing litigation, an immaterial amount has been accrued in the accompanying financial statements.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (Symbol: TJX). The quarterly high and low sale prices for our common stock for fiscal 2018 and fiscal 2017 are as follows:

	Fiscal 2018		Fiscal 2017
Quarter	High	Low	High	Low
First	$79.97	$73.25	$79.20	$66.82
Second	$80.92	$66.66	$81.88	$72.43
Third	$74.38	$68.89	$83.64	$72.51
Fourth	$81.46	$66.44	$79.79	$71.50

The approximate number of common shareholders of record at February 3, 2018 was 2,260.

Our Board of Directors declared four quarterly dividends of $0.3125 per share for fiscal 2018 and $0.26 per share for fiscal 2017. While our dividend policy is subject to periodic review by our Board of Directors, we are currently planning to pay a $0.39 per share quarterly dividend in fiscal 2019, subject to declaration and approval by our Board of Directors, and currently intend to continue to pay comparable dividends in the future.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2018 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(4)
October 29, 2017 through November 25, 2017	1,412,273	$69.39	1,412,273	$1,442,780,056
November 26, 2017 through December 30, 2017	2,114,512	$74.72	2,114,512	$1,284,779,833
December 31, 2017 through February 3, 2018	1,944,055	$77.90	1,912,816	$4,135,779,792
Total:	5,470,840		5,439,601

(1)	Consists of shares repurchased under publicly announced stock repurchase programs and 31,239 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

(2)	Includes commissions for the shares repurchased under stock repurchase programs.

(3)	Consists of shares repurchased under publicly announced stock repurchase programs.

(4)	In February 2018, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time. In February 2016 and 2017, TJX announced stock repurchase programs authorizing an additional $2.0 billion and $1.0 billion in repurchases, respectively, from time to time, under which $1.1 billion remained available as of February 3, 2018.

ITEM 6. Selected Financial Data

	Fiscal Year Ended
Dollars in millions, except per share amounts	February 3, 2018(1)	January 28, 2017(2)	January 30, 2016	January 31, 2015	February 1, 2014
	(53 Weeks)
Income statement and per share data:
Net sales	$35,865	$33,184	$30,945	$29,078	$27,423
Income from continuing operations	$2,608	$2,298	$2,278	$2,215	$2,137
Weighted average common shares for diluted earnings per share calculation (in thousands)	646,105	664,432	683,251	703,545	726,376
Diluted earnings per share from continuing operations	$4.04	$3.46	$3.33	$3.15	$2.94
Cash dividends declared per share	$1.25	$1.04	$0.84	$0.70	$0.58
Balance sheet data:
Cash and cash equivalents	$2,758	$2,930	$2,095	$2,494	$2,150
Working capital	$3,360	$2,993	$2,370	$2,648	$2,449
Total assets(3)	$14,058	$12,884	$11,490	$10,978	$10,091
Capital expenditures	$1,058	$1,025	$889	$912	$947
Long-term obligations(4)	$2,231	$2,228	$1,615	$1,613	$1,267
Shareholders’ equity	$5,148	$4,511	$4,307	$4,264	$4,230
Other financial data:
After-tax return on average shareholders’ equity	54.0%	52.1%	53.1%	52.2%	54.1%
Total debt as a percentage of total capitalization(5)	30.2%	33.1%	27.3%	27.4%	23.1%
Stores in operation:	4,070	3,812	3,614	3,395	3,219

Selling square footage (in thousands):	87,548	83,798	80,480	76,537	73,209

(1)	Fiscal 2018 includes an impairment charge of $99.3 million and a net benefit from the enactment of the 2017 Tax Act described in Item 7 under “Tax Cuts and Jobs Act of 2017.”

(2)	Fiscal 2017 includes a loss on early extinguishment of debt and a pension settlement charge.

(3)	Amounts adjusted to reflect the reclassification of debt issuance cost in accordance with ASU 2015-03. We reclassified $9 million, $11 million and $7 million of debt issuance cost from other assets to long-term obligations at January 30, 2016, January 31, 2015 and February 1, 2014, respectively. See Note A- Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements for additional information.

(4)	Defined as long-term debt, exclusive of current installments and capital lease obligations, less the portion due within one year.

(5)	Defined as shareholders’ equity, short-term debt, long-term debt and capital lease obligations, including current maturities.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

TJX provides projections and other forward-looking statements in the following discussions particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and subject to the cautionary statements set forth on page 2 of this Form 10-K. The Company’s results are subject to risks and uncertainties including, but not limited to, those described in Part I, Item 1A, Risk Factors, and those identified from time to time in our other filings with the Securities and Exchange Commission. TJX undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.

The discussion that follows relates to our 53-week fiscal year ended February 3, 2018 (fiscal 2018) and our 52-week fiscal years ended January 28, 2017 (fiscal 2017) and January 30, 2016 (fiscal 2016).

OVERVIEW

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day. We operate over 4,000 stores through our four main segments: in the U.S., Marmaxx

(which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). We also operate Sierra Trading Post (“STP”), an off-price Internet retailer that operates sierratradingpost.com and retail stores in the U.S. The results of STP are reported in our Marmaxx segment.

During the fourth quarter, the Tax Cuts and Jobs Act of 2017 referred to as “tax reform” or the “2017 Tax Act” was enacted. The 2017 Tax Act, along with the related reinvestments made by the Company, had a significant impact on our fiscal 2018 results (see “Tax Cuts and Jobs Act of 2017” below).

Highlights of our financial performance for fiscal 2018 include the following:

—

Net sales increased to $35.9 billion for fiscal 2018, up 8% over the same period last year. The 53rd week in fiscal 2018 increased net sales by 2%. At February 3, 2018, the number of stores in operation increased 7% and selling square footage increased 4% over the end of fiscal 2017.

—

Comp sales on a 52-week basis increased 2% in fiscal 2018 over an increase of 5% in fiscal 2017 and an increase of 5% in fiscal 2016. The fiscal 2018 increase was driven primarily by an increase in customer traffic at each of our four segments.

—

Diluted earnings per share for fiscal 2018 were $4.04 compared to $3.46 per share in fiscal 2017. Fiscal 2018 earnings per share includes a $0.17 net benefit from tax reform along with the related investments made by the Company, an $0.11 benefit from the 53rd week in the Company’s fiscal 2018 calendar partially offset by a $0.10 impairment charge related to STP. Fiscal 2017 earnings per share includes a $0.07 reduction due to a loss on the early extinguishment of debt and a pension settlement charge during the third quarter.

—

Our fiscal 2018 pre-tax margin (the ratio of pre-tax income to net sales) was 10.8%, a 0.4 percentage point decrease compared to 11.2% in fiscal 2017. The impairment charge relating to STP and the cost of incremental investments we made in connection with the 2017 Tax Act collectively reduced pre-tax margin by 0.6 percentage points while the 53rd week in the fiscal 2018 calendar lifted pretax margin by approximately 0.1 percentage point. Fiscal 2017 pre-tax margin was reduced by 0.3 percentage points due to the two third quarter charges referred to above.

—

Our cost of sales, including buying and occupancy costs, ratio for fiscal 2018 was 71.1%, a 0.1 percentage point increase compared to 71.0% in fiscal 2017. This increase was driven by higher supply chain costs partially offset by the favorable impact of mark-to-market of inventory derivatives and a benefit from the 53rd week in the fiscal 2018 calendar. Merchandise margins were flat compared to fiscal 2017.

—

Our selling, general and administrative (“SG&A”) expense ratio for fiscal 2018 was 17.8%, a 0.4 percentage point increase from 17.4% in fiscal 2017. The incremental investments described below related to the 2017 Tax Act increased the fiscal 2018 expense ratio by 0.3 percentage points. The remaining increase is primarily due to higher store payroll costs due to wage increases.

—

Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, increased 6% on a reported basis and increased 4% on a constant currency basis at the end of fiscal 2018 as compared to the prior year.

—

During fiscal 2018, we repurchased 22.3 million shares of our common stock for $1.7 billion, on a “trade date basis”. Earnings per share reflect the benefit of the stock repurchase program. With $1.1 billion remaining under previously announced stock repurchase programs, our Board of Directors approved our 19th stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Tax Cuts and Jobs Act of 2017: On December 22, 2017, the 2017 Tax Act was enacted into law which, among other things, includes a one-time mandatory transition tax on accumulated foreign undistributed earnings and a reduction of the U.S. corporate income tax rate to 21 percent, effective January 1, 2018. The change in the U.S. income tax rate also requires us to revalue our deferred tax assets and liabilities. Although we are still evaluating the impact of the 2017 Tax Act on TJX, the Company has estimated the impact of the 2017 Tax Act which resulted in a reduction of the full year tax provision. The Company has reinvested a portion of these tax benefits by approving a discretionary bonus to eligible non-bonus plan Associates globally, providing an incremental contribution to the Company’s defined contribution retirement plans for eligible Associates in the U.S. and internationally, as well as making contributions to the Company’s charitable foundations, collectively referred to as “incremental investments related to the 2017 Tax Act.” The tax benefits recognized due to the 2017 Tax Act, offset by the after-tax impact of incremental investments we made related to the 2017 Tax Act, resulted in a net benefit to net income of $0.17 per share for the fiscal 2018 fourth quarter and full year.

Net sales: Consolidated net sales for fiscal 2018 totaled $35.9 billion, an 8% increase over $33.2 billion in fiscal 2017. The increase reflected a 4% increase from new stores, a 2% increase from comp sales, and a 2% increase from the impact of the 53rd week in the fiscal 2018 calendar. Foreign currency had a neutral impact in fiscal 2018. Net sales from our e-commerce businesses amounted to approximately 2% of total sales and had an immaterial impact on fiscal 2018 sales growth. Consolidated net sales for fiscal 2017 totaled $33.2 billion, a 7% increase over $30.9 billion in fiscal 2016. The increase reflected a 5% increase from comp sales and a 4% increase from new stores, offset by a 2% negative impact from foreign currency exchange rates.

Comparable Store Sales: We define comparable store sales (“comp sales”), formerly referred to as same-store sales, to be sales of stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We calculate comp sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp percentage is immaterial.

We define customer traffic to be the number of transactions in stores included in the comp sales calculation and average ticket to be the average retail price of the units sold. We define average transaction or average basket to be the average dollar value of transactions included in the comp sales calculation.

Sales excluded from comp sales (“non-comp sales”) consists of:

—	New stores- stores that have not yet met the comp sales criteria

—	Stores that are closed permanently or for an extended period of time

—	Sales from our e-commerce businesses, meaning Sierra Trading Post (including stores), tjmaxx.com and tkmaxx.com

We determine which stores are included in the comp sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year. In the third quarter of fiscal 2018, 37 stores were significantly impacted by hurricanes, mostly in Puerto Rico, and were excluded from comp sales. These stores will be included in the comp sales measures once they again meet the comp sales criteria.

Comp sales of our foreign segments are calculated by translating the current year’s comp sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance.

Comp sales may be referred to as “same store” sales by other retail companies. The method for calculating comp sales varies across the retail industry, therefore our measure of comp sales may not be comparable to other retail companies.

Comp sales increases across all of our four segments for fiscal 2018 were primarily due to an increase in customer traffic. We also had an increase in the number of units sold, which was more than offset by a reduction in the average ticket. In fiscal 2018, home fashions and apparel both grew, with home fashions performing better than apparel. Geographically, in the U.S., the Southeast and the Southwest regions reported the highest comp sales increase, and the Northeast was below the consolidated average. In Canada, comp sales increases were well above the consolidated average and TJX International was at the consolidated average.

Comp sales increases in the U.S. for fiscal 2017 were primarily due to an increase in customer traffic. We also had an increase in units sold, which was largely offset by a reduction in the average ticket. In fiscal 2017, home fashions performed better than apparel, but both recorded comp sales growth. Geographically, in the U.S., sales were strong in virtually all regions, with the Southeast and the Great Lakes regions reporting the highest comp sales growth. In Canada, comp sales increases were well above the consolidated average while TJX International was below the consolidated average.

The following table sets forth our consolidated operating results as a percentage of net sales:

	Percentage of Net Sales
	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Net sales	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.1	71.0	71.2
Selling, general and administrative expenses	17.8	17.4	16.8
Impairment of goodwill and other long-lived assets	0.3	—	—
Loss on early extinguishment of debt	—	0.2	—
Pension settlement charge	—	0.1	—
Interest expense, net	0.1	0.1	0.1
Income before provision for income taxes*	10.8%	11.2%	11.8%
Diluted earnings per share	$4.04	$3.46	$3.33

*	Figures may not foot due to rounding.

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.1% in fiscal 2018 compared to 71.0% in fiscal 2017 and 71.2% in fiscal 2016. The increase in this expense ratio during fiscal 2018 was driven by higher supply chain costs as we continue to invest and open new distribution centers. This was offset by the favorable impact of mark-to-market of inventory derivatives that benefitted expense ratio by approximately 0.1 percentage point as well as an estimated 0.1 percentage point benefit from the 53rd week in the Company’s fiscal 2018 calendar. Merchandise margin was flat to fiscal 2017.

The improvement in the fiscal 2017 expense ratio was driven by an increase in our merchandise margin along with leverage on buying and occupancy costs as a result of the 5% comp sales increase. Together these two items benefitted the fiscal 2017 expense ratio by approximately 0.5 percentage points. Merchandise margin improved despite the continued pressure transactional foreign exchange had on the cost of merchandise at our foreign segments this year versus the prior year. Although not as significant as in fiscal 2016, the change in exchange rates continued to impact the cost of merchandise that was denominated in currencies other than our foreign segments’ local currency, primarily the U.S. dollar. These improvements were partially offset by higher supply chain costs and the negative impact of the mark-to-market of inventory derivatives.

SG&A: SG&A expenses as a percentage of net sales were 17.8% in fiscal 2018, 17.4% in fiscal 2017 and 16.8% in fiscal 2016. The fiscal 2018 expense ratio increased by 0.3 percentage points due to the incremental investments related to the 2017 Tax Act. The remaining increase in fiscal 2018 was primarily due to higher employee payroll costs due to wage increases.

The increase in this ratio in fiscal 2017 was primarily due to a combination of higher employee payroll costs, due to wage increases and investments to support our growth and supply chain costs, partially offset by the favorable impact of reduced contributions to the TJX charitable foundations in fiscal 2017 as compared to fiscal 2016.

Impairment of goodwill and other long-lived assets, related to STP: Our fiscal 2018 results included a $99.3 million impairment charge, primarily related to goodwill, as the estimated fair value of STP fell below the carrying value due to a decrease in projected revenue growth rates. The impairment charge is included in the Marmaxx segment. As we continue transitioning this business to an off-price model, we saw improvement in the top line during the second half of fiscal 2018. We remain confident in the potential of STP and believe we are positioned for successful growth going forward.

Loss on early extinguishment of debt: During the fiscal 2017 third quarter, we issued $1.0 billion of 2.25% ten-year notes. We used a portion of the proceeds to redeem our $375 million 6.95% notes on October 12, 2016, prior to their scheduled maturity of April 15, 2019 and we recorded a pre-tax loss on the early extinguishment of debt of $51.8 million.

Pension settlement charge: During the fiscal 2017 third quarter, we offered eligible former TJX Associates, who had not yet commenced receiving their qualified pension plan benefit, an opportunity to receive a lump sum payout of their vested pension benefit. As a result, TJX’s qualified pension plan paid $103.2 million from pension plan assets to those who accepted this offer. This transaction had no cash impact on TJX, but did result in a non-cash pre-tax settlement charge of $31.2 million.

Interest expense, net: The components of interest expense, net for the last three fiscal years are summarized below:

	Fiscal Year Ended
Dollars in thousands	February 3, 2018	January 28, 2017	January 30, 2016
Interest expense	$69,237	$69,219	$68,253
Capitalized interest	(4,942)	(7,548)	(7,984)
Interest (income)	(32,707)	(18,137)	(13,869)
Interest expense, net	$31,588	$43,534	$46,400

The decrease in interest expense, net for fiscal 2018 and fiscal 2017 was driven by additional interest income, primarily due to an increase in invested balances and higher return rates.

Income taxes: Our effective annual income tax rate was 32.4% in fiscal 2018, 38.3% in fiscal 2017 and 37.7% in fiscal 2016. The decrease in the effective income tax rate in fiscal 2018 was primarily due to the favorable effect of the 2017 Tax Act, excess tax benefit from share-based compensation attributable to the adoption of ASU 2016-09- Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and the jurisdictional mix of income. The increase in the fiscal 2017 income tax rate was due to the jurisdictional mix of income and the valuation allowance on foreign net operating losses. In addition, the fiscal 2016 effective income tax rates benefitted from a reduction in our reserve for uncertain tax positions related to our adoption of the new Tangible Property Regulations.

The 2017 Tax Act made broad and complex changes to the U.S. tax code which impacted fiscal 2018 including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% and requiring a one-time transition tax on certain undistributed earnings of foreign subsidiaries. The provisional tax benefit of the 2017 Tax Act is based on currently available information and interpretations, which are continuing to evolve. We will continue to analyze additional information and guidance related to the 2017 Tax Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of February 3, 2018, and we will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118. We expect to complete our analysis no later than the fourth quarter of fiscal 2019.

Net income and diluted earnings per share: Net income was $2.6 billion in fiscal 2018 compared to $2.3 billion in both fiscal 2017 and fiscal 2016. Diluted earnings per share were $4.04 in fiscal 2018, $3.46 in fiscal 2017 and $3.33 in fiscal 2016. The tax benefits recognized due to the 2017 Tax Act, offset by the after-tax impact of the incremental investments related to the 2017 Tax Act, resulted in a net benefit to diluted earnings per share of $0.17 per share. The impairment charge related to STP reduced fiscal 2018 diluted earnings per share by $0.10 per share while the 53rd week in the fiscal 2018 calendar provided a benefit of approximately $0.11 per share. Foreign currency exchange rates had a $0.02 positive impact on earnings per share in fiscal 2018 when compared to fiscal 2017, and a $0.07 negative impact in fiscal 2017 when compared to fiscal 2016. During the third quarter of fiscal 2017, we incurred charges from the loss on early extinguishment of debt and the pension settlement, collectively reducing fiscal 2017 net income by $50 million, or $0.07 per share.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately 3% in each fiscal year presented. We repurchased 22.3 million shares of our stock at a cost of $1.7 billion in both fiscal 2018 and fiscal 2017, and 26.5 million shares of our stock at a cost of $1.8 billion in fiscal 2016.

Segment information: We operate four main business segments. Our Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment (HomeGoods and Homesense) both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. We also operate STP, an off-price Internet retailer that operates sierratradingpost.com and retail stores in the U.S. The results of STP have been included in our Marmaxx segment.

We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense, loss on early extinguishment of debt, the pension settlement charge and interest expense, net. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.

Presented below is selected financial information related to our business segments:

U.S. Segments:

Marmaxx

	Fiscal Year Ended
Dollars in millions	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	$22,249.1	$21,246.0	$19,948.2
Segment profit	$2,949.4	$2,995.0	$2,858.8
Segment profit as a percentage of net sales	13.3%	14.1%	14.3%
Increase in comp sales	1%	5%	4%
Stores in operation at end of period
T.J. Maxx	1,223	1,186	1,156
Marshalls	1,062	1,035	1,007
STP	27	12	8
Total	2,312	2,233	2,171
Selling square footage at end of period (in thousands)
T.J. Maxx	27,077	26,614	26,158
Marshalls	24,916	24,750	24,308
STP	470	227	159
Total	52,463	51,591	50,625

Net sales for Marmaxx increased 5% in fiscal 2018 on top of a 7% increase in fiscal 2017. The increase reflects a 2% increase from new store sales, a 2% increase from the 53rd week and a 1% increase from comp sales. The comp sales increase of 1% in fiscal 2018 is on top of a 5% increase in the prior year. Comp sales growth at Marmaxx for fiscal 2018 was due to a 3% increase in customer traffic on top of a 4% increase in customer traffic in fiscal 2017, which was offset by a decrease in the average basket. Geographically, comp sales were strong throughout most of the country with the Southeast and Southwest regions particularly strong and the Northeast was below the segment average. Home fashions outperformed apparel for fiscal 2018, with apparel posting flat comp sales on top of strong comp sales in fiscal 2017. E-commerce sales represented approximately 2% of Marmaxx’s net sales.

Segment margin decreased to 13.3% in fiscal 2018 compared to 14.1% in fiscal 2017. Marmaxx results for fiscal 2018 reflect a 0.4 percentage point negative impact from the STP impairment charge. In addition, higher store payroll costs, primarily due to wage increases, and higher distribution costs, primarily due to processing more units, collectively reduced segment margin by approximately 0.5 percentage points. The fiscal 2018 segment margin was also negatively impacted by expense deleverage on the 1% comp sales but was favorably impacted by approximately 0.1 percentage point due to the 53rd week. Merchandise margin was flat for fiscal 2018 compared to fiscal 2017. Tjmaxx.com and STP, excluding the impairment charge, did not have a significant impact on year-over-year segment margin comparisons.

Segment margin in fiscal 2017 was 14.1% compared to 14.3% in fiscal 2016. Marmaxx results for fiscal 2017 reflect an increase in merchandise margin and buying and occupancy expense leverage, on comp sales growth, of approximately 0.7 percentage points. However, these gains were more than offset by higher store payroll costs, primarily due to wage increases and processing more units at the store level, higher distribution costs, as well as an increase in credit card chargeback costs. Tjmaxx.com and STP did not have a significant impact on year-over-year segment margin comparisons.

In fiscal 2019, we expect to open approximately 65 Marmaxx stores, which would increase selling square footage by approximately 2%.

HomeGoods

	Fiscal Year Ended
Dollars in millions	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	$5,116.3	$4,404.6	$3,915.2
Segment profit	$674.5	$613.8	$549.3
Segment profit as a percentage of net sales	13.2%	13.9%	14.0%
Increase in comp sales	4%	6%	8%
Stores in operation at end of period
HomeGoods	667	579	526
Homesense	4	—	—
Total	671	579	526
Selling square footage at end of period (in thousands)
HomeGoods	12,448	11,119	10,234
Homesense	81	—	—
Total	12,529	11,119	10,234

HomeGoods’ net sales increased 16% in fiscal 2018, on top of a 12% increase in fiscal 2017. The increase in fiscal 2018 reflected a 10% increase from new store sales, a 4% increase from comp sales and a 2% increase due to the 53rd week. The sales increase of 12% in fiscal 2017 reflected a 6% increase from new store sales and a 6% increase from comp sales. Comp sales growth at HomeGoods for fiscal 2018 was due to a 4% increase in customer traffic on top of a 5% increase in customer traffic in fiscal 2017. Comp sales growth in fiscal 2018 and fiscal 2017 was also due to an increase in units sold, which was partially offset by a decrease in the average ticket.

Segment profit margin decreased to 13.2% for fiscal 2018 compared to 13.9% for fiscal 2017. The decrease in segment margin for fiscal 2018 includes a decline in merchandise margin of 0.5 percentage points, primarily as a result of increased freight costs. In addition, higher distribution center costs primarily due to opening a new distribution center, higher store payroll costs, primarily due to wage increases, as well as costs in connection with opening more stores as compared to fiscal 2017, including our first Homesense stores, collectively reduced segment margin by approximately 0.8 percentage points. These costs were partially offset by expense leverage on comp sales growth as well as the benefit of the 53rd week which lifted segment margin by approximately 0.2 percentage points.

Segment profit margin for fiscal 2017 was 13.9% compared to 14.0% for fiscal 2016. Segment margin for fiscal 2017 was favorably impacted by an increase in merchandise margin and expense leverage, primarily occupancy costs, on strong comp sales growth. These increases in segment margin were more than offset by higher payroll costs related to wage increases, an increase in distribution costs, which includes the opening of a new distribution center in fiscal 2017, and an increase in credit card chargeback costs.

In fiscal 2019, we plan an increase of approximately 85 HomeGoods stores and 15 Homesense stores, which would increase selling square footage by approximately 18%.

Foreign Segments:

TJX Canada

	Fiscal Year Ended
U.S. Dollars in millions	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	$3,642.3	$3,171.1	$2,854.6
Segment profit	$530.1	$413.4	$375.3
Segment profit as a percentage of net sales	14.6%	13.0%	13.1%
Increase in comp sales	5%	8%	12%
Stores in operation at end of period
Winners	264	255	245
HomeSense	117	106	101
Marshalls	73	57	41
Total	454	418	387
Selling square footage at end of period (in thousands)
Winners	5,780	5,629	5,470
HomeSense	2,179	1,984	1,900
Marshalls	1,621	1,307	975
Total	9,580	8,920	8,345

Net sales for TJX Canada increased 15% in fiscal 2018, on top of an 11% increase in fiscal 2017. The increase in sales for fiscal 2018 reflected comp sales growth of 5%, a 5% increase from new stores, 3% from the positive impact of foreign currency translation and a 2% impact of the 53rd week. The increase in sales for fiscal 2017 reflected comp sales growth of 8% and a 5% increase from new stores offset by 2% from the negative impact of foreign currency translation. The comp sales increases in fiscal 2018 and fiscal 2017 were primarily due to an increase in customer traffic.

Segment profit margin increased 1.6 percentage points to 14.6% in fiscal 2018 compared to 13.0% in fiscal 2017. The increase in segment margin was primarily due to the combination of an increase in merchandise margin of 0.6 percentage points, which benefitted from the year-over-year increase in the Canadian dollar, and expense leverage on the strong comp sales. The increase in the segment margin also included a favorable impact of 0.3 percentage points due to foreign currency, primarily the mark-to-market impact of the inventory derivatives. The fiscal 2018 segment margin also benefitted from the 53rd week, which lifted the segment margin by approximately 0.1 percentage point.

Segment profit margin decreased 0.1 percentage point to 13.0% in fiscal 2017. The decline in segment margin was driven by a decrease in merchandise margin and higher supply chain and distribution center costs, which included the opening of a new distribution center. The decline in merchandise margin was primarily due to transactional foreign exchange as the year-over-year changes in currency exchange rates increased TJX Canada’s cost of merchandise purchased in U.S. dollars. These declines in segment margin were largely offset by expense leverage, primarily buying and occupancy costs, on the comp sales growth, as well as the benefit of transactional foreign currency activity resulting in foreign currency gains in fiscal 2017 as compared to foreign currency losses in fiscal 2016. These foreign currency gains and losses result from the timing and settlement of payables denominated in currencies other than the Canadian Dollar.

In fiscal 2019, we plan an increase of approximately 30 stores in Canada, which would increase selling square footage by approximately 6%.

TJX International

	Fiscal Year Ended
U.S. Dollars in millions	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	$4,856.9	$4,362.0	$4,226.9
Segment profit	$249.2	$235.5	$316.9
Segment profit as a percentage of net sales	5.1%	5.4%	7.5%
Increase in comp sales	2%	2%	4%
Stores in operation at end of period
T.K. Maxx	540	503	456
Homesense	55	44	39
T.K. Maxx Australia	38	35	35
Total	633	582	530
Selling square footage at end of period (in thousands)
T.K. Maxx	11,379	10,787	9,970
Homesense	883	714	639
T.K. Maxx Australia	714	667	667
Total	12,976	12,168	11,276

Net sales for TJX International increased 11% in fiscal 2018 on top of a 3% increase in fiscal 2017. The increase in sales for fiscal 2018 reflected a 7% increase from new stores, comp sales growth of 2%, and a 2% benefit from the 53rd week. Foreign currency translation had a neutral impact on fiscal 2018 sales growth. The increase in comp sales for fiscal 2018 was primarily driven by an increase in customer traffic. E-commerce sales represent less than 3% of TJX International’s net sales.

The increase in fiscal 2017 reflected a 12% increase from new store sales (which includes a full fiscal year of T.K. Maxx in Australia) and a 2% increase from comp sales, offset by the unfavorable impact from currency translation of 11%. The increase in comp sales for fiscal 2017 was primarily driven by an increase in customer traffic.

Segment profit margin decreased to 5.1% for fiscal 2018 compared to 5.4% for fiscal 2017. The decline in segment margin was driven by higher supply chain costs associated with the opening of a new distribution center and higher store payroll, which collectively reduced segment margin by approximately 0.7 percentage points. Segment margin was also negatively impacted by expense deleverage on the 2% comp sales growth. These declines in segment margin were partially offset by a favorable impact of 0.4 percentage points due to foreign currency, primarily the mark-to-market impact of the inventory derivatives as well as the benefit of the 53rd week, which lifted the segment margin by approximately 0.2 percentage points.

Segment profit margin decreased 2.1% percentage points to 5.4% in fiscal 2017 compared to fiscal 2016. The inclusion of T.K. Maxx in Australia for the full year negatively impacted segment margin by 0.9 percentage points. In addition, fiscal 2017 segment margin was negatively affected by the unfavorable impact of the mark-to-market adjustment of inventory derivatives, higher store payroll costs and expense deleverage on the lower comp sales growth.

We expect to add approximately 35 stores to TJX International in fiscal 2019, which would increase selling square footage by approximately 5%.

General Corporate Expense:

	Fiscal Year Ended
Dollars in millions	February 3, 2018	January 28, 2017	January 30, 2016
General corporate expense	$515.0	$408.2	$395.6

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.

The increase in general corporate expense for fiscal 2018 was primarily driven by the incremental investments related to the 2017 Tax Act. These investments include a discretionary bonus to eligible non-bonus plan associates, additional retirement plan contributions and contributions to TJX’s charitable foundations, which totaled $100 million in fiscal 2018.

The increase in general corporate expense for fiscal 2017 was primarily driven by incremental systems and technology costs as well as increases in compensation, benefits and professional services. These increases were partially offset by the impact of lower contributions to the TJX charitable foundations in fiscal 2017 as compared to fiscal 2016.

Liquidity and Capital Resources

Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of February 3, 2018, there were no short-term bank borrowings or commercial paper outstanding.

We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note J – Long Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are more than adequate to meet our operating needs over the next fiscal year.

As of February 3, 2018, TJX held $2.8 billion in cash and $0.5 billion in short-term investments. Approximately $1.8 billion of our cash was held by our foreign subsidiaries with $398.6 million held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. TJX has provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through February 3, 2018. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid. We expect to repatriate more than $1 billion in cash from our subsidiary in Canada during fiscal 2019. Additionally, as part of the 2017 Tax Act we recorded a transition tax related to the undistributed earnings of our foreign subsidiaries of $193 million which is payable over 8 years.

Operating activities: Net cash provided by operating activities was $3.0 billion in fiscal 2018, $3.6 billion in fiscal 2017 and $3.0 billion in fiscal 2016. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.

Operating cash flows for fiscal 2018 decreased by $0.6 billion compared to fiscal 2017. Net income, adjusted for non-cash items increased operating cash flows in fiscal 2018 as compared to fiscal 2017 by $0.3 billion. This increase in cash flows was more than offset by a $0.3 billion decrease in cash flows related to merchandise inventories, net of related accounts payable, a $0.3 billion decrease in cash flows related to accounts receivable and prepaid expenses and a $0.3 billion decrease in cash flows related to accrued expenses and other liabilities. Merchandise inventories, net of related accounts payable increased in fiscal 2018 due in part to the lower inventory levels we carried at fiscal 2017 year end. The increase in accounts receivable was driven by credit card receivables. The increase in prepaid expenses and other current assets was primarily due to the prefunding of certain service contracts as well as the timing of rent payments which was impacted by the change in our fiscal year end dates. The change in accrued expenses and other liabilities was driven by a reduction in sales taxes and income taxes payable, primarily due to timing of payments and benefits associated with the 2017 Tax Act, as well as a contribution of $100 million to the Company’s defined benefit pension plan in fiscal 2018, as compared to $50 million last year.

Operating cash flows for fiscal 2017 increased by $0.7 billion compared to fiscal 2016. Net income, adjusted for non-cash items and the early extinguishment of debt, increased operating cash flows in fiscal 2017 as compared to fiscal 2016 by $0.1 billion. The remaining increase in operating cash flows was primarily due to a $0.3 billion increase in cash flows related to merchandise inventory, net of related accounts payable and a

$0.2 billion increase in cash flows related to accrued expenses and other liabilities. The positive cash flow impact from the change in inventory, net of related accounts payable in 2017 was due to lower inventory levels at fiscal 2017 year end and increased payments in fiscal 2016 due to merchandise received late in the fourth quarter of fiscal 2015 that was paid for in fiscal 2016. The positive impact from accrued expenses and other liabilities was driven primarily by increased liabilities for deferred compensation, gift cards and deferred revenue, sales taxes and income taxes payable.

Investing activities: Net cash used in investing activities include capital expenditures for the last three fiscal years as set forth in the table below:

	Fiscal Year Ended
In millions	February 3, 2018	January 28, 2017	January 30, 2016
New stores	$226.0	$191.2	$199.1
Store renovations and improvements	335.2	274.8	299.7
Office and distribution centers	496.4	558.7	390.6
Capital expenditures	$1,057.6	$1,024.7	$889.4

We expect our capital expenditures in fiscal 2019 will be approximately $1.4 billion, including approximately $800 million for our offices and distribution centers (including buying and merchandising systems and information systems) to support growth, approximately $400 million for store renovations and approximately $200 million for new stores. We plan to fund these expenditures through internally generated funds.

In fiscal 2018, we purchased $0.9 billion of investments, compared to $0.7 billion in fiscal 2017. Additionally, $0.9 billion of investments were sold or matured during fiscal 2018 compared to $0.5 billion in the prior year. This activity primarily relates to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.

Financing activities: Net cash used in financing activities resulted in net cash outflows of $2.3 billion in fiscal 2018, $1.6 billion in fiscal 2017 and $2.2 billion in fiscal 2016. These cash outflows were primarily driven by debt transactions, equity repurchases and dividend payments.

Debt

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

For further information regarding debt, see Note J – Long Term Debt and Credit Lines of Notes to Consolidated Financial Statements.

Equity

TJX repurchased and retired 22.3 million shares of its common stock at a cost of $1.7 billion during fiscal 2018, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. Under our stock repurchase programs, we spent $1.6 billion to repurchase 22.2 million shares of our stock in fiscal 2018, $1.7 billion to repurchase 22.3 million shares of our stock in fiscal 2017 and $1.8 billion to repurchase 26.6 million shares of our stock in fiscal 2016.

For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.

In February 2018, we announced that our Board of Directors authorized an additional repurchase program authorizing the repurchase of up to an additional $3.0 billion of TJX stock. We currently plan to repurchase approximately $2.5 billion to $3.0 billion of stock under our stock repurchase programs in fiscal 2019. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change.

Dividends

We declared quarterly dividends on our common stock which totaled $1.25 per share in fiscal 2018, $1.04 per share in fiscal 2017 and $0.84 per share in fiscal 2016. Cash payments for dividends on our common stock totaled $764 million in fiscal 2018, $651 million in fiscal 2017 and $544 million in fiscal 2016. We also received proceeds from the exercise of employee stock options of $134 million in fiscal 2018, $164 million in fiscal 2017 and $132 million in fiscal 2016. We expect to pay quarterly dividends for fiscal 2019 of $0.39 per share, or an annual dividend of $1.56 per share, subject to the declaration and approval of our Board of Directors. This would represent a 25% increase over the per share dividends declared and paid in fiscal 2018.

Contractual obligations: As of February 3, 2018, we had known contractual obligations under long-term debt arrangements (including current installments), other long-term obligations, operating leases for property and equipment and purchase obligations as follows (in thousands):

	Payments Due by Period
Tabular Disclosure of Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and other long-term obligations (1)	$2,960,726	$83,782	$166,810	$886,782	$1,823,352
Operating lease commitments (2)	9,494,751	1,600,536	2,924,504	2,233,360	2,736,351
Purchase obligations (3)	3,689,892	3,474,158	153,249	62,485	—
Total obligations	$16,145,369	$5,158,476	$3,244,563	$3,182,627	$4,559,703

(1)	Includes estimated interest costs, financing lease obligations and other long-term liabilities.

(2)	Reflects minimum rent. Does not include costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2018.

(3)	Includes estimated obligations under purchase orders for merchandise and under agreements for capital items, products and services used in our business, including executive employment and other agreements. Excludes agreements that can be cancelled without penalty.

We also have long-term liabilities for which it is not reasonably possible for us to predict when they may be paid which include $442.6 million for employee compensation and benefits, and $44.8 million for uncertain tax positions.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make certain estimates and judgments that impact our reported results. These judgments and estimates are based on historical experience and other factors which we continually review and believe are reasonable. We consider our most critical accounting policies, involving management estimates and judgments, to be those relating to the areas described below.

Inventory valuation: We use the retail method for valuing inventory for all our businesses except T.K. Maxx in Australia and STP. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as it has not been fully processed for sale (i.e. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. It involves management estimates with regard to markdowns and inventory shrinkage. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. Typically, a significant area of judgment in the retail method is the amount and timing of permanent markdowns. However, as a normal business practice, we have a specific policy as to when and how markdowns are to be taken, greatly reducing management’s discretion and the need for management estimates as to markdowns. Inventory shrinkage requires estimating a shrinkage rate for interim periods, but we take a full physical inventory near the fiscal year end to determine shrinkage at year end. Historically, the variance between estimated shrinkage and actual shrinkage has not been material to our annual financial results. We do not generally enter into arrangements with vendors that provide for rebates and allowances that could ultimately affect the value of inventory.

Impairment of long-lived assets, goodwill and tradenames: We test our long-lived assets, goodwill and tradenames at least annually for impairment and whenever events or circumstances occur that would indicate that the carrying amounts of those assets may be impaired. Significant judgment is involved in projecting the cash flows of individual stores, as well as of our business units, which involve a number of factors including historical trends, recent performance and general economic assumptions. If we determine that an impairment of long-lived assets or tradenames has occurred, we record an impairment charge equal to the excess of the carrying value of those assets over the estimated fair value of the assets. If we determine that an impairment of goodwill has occurred, we record an impairment charge equal to the excess of the carrying value of the applicable reporting unit over the estimated fair value of the reporting unit, but not in excess of the carrying amount of goodwill. We determine the fair value of our business units using the discounted cash flow method which requires assumptions for the weighted average cost of capital (“WACC”) and revenue growth for the related business unit. The fair value of our business units exceeds their carrying value by a significant amount with the exception of STP. As a result of a reduction in the projected revenue growth rates of STP the estimated fair value of this reporting unit was less than its carrying value, and therefore we have recorded an impairment charge of $97.3 million for the goodwill recorded at the time of acquisition. We continue to transition STP from a promotional model to the off-price model and expand its store base. Although we are optimistic about the future of STP, since its acquisition, operating results have not met our short term expectations. The operating results of STP are not material to TJX’s consolidated results.

Retirement obligations: Retirement costs are accrued over the service life of an employee and represent, in the aggregate, obligations that will ultimately be settled far in the future and are therefore subject to estimates. We are required to make economic, demographic and other assumptions regarding variables, such as the discount rate for valuing pension obligations, the long-term rate of return assumed to be earned on pension assets and assumptions about mortality, all of which impact the net periodic pension cost for the period. These assumptions, including the discount rate, which we determine annually based on market interest rates, and our estimated long-term rate of return, which can differ considerably from actual returns, can have a significant impact on the annual cost of retirement benefits and the funded status of our qualified pension plan. If our discount rate decreased 0.25 percentage points, our fiscal 2018 pension cost for our funded plan would have increased by approximately $7 million. Similarly, an increase in the discount of rate of 0.25 percentage points would result in a comparable reduction of pension cost. A change of 0.25 percentage points in our long-term rate of return would increase or decrease our fiscal 2018 pension cost by approximately $3 million. When the discount rate, market performance of our plan assets, changes in laws, regulations, actuarial standards or other factors have a negative impact on the funded status of our plan, any required contributions may increase. We also consider these factors in determining the amount of voluntary contributions we may make to the plan in excess of mandatory funding requirements. In fiscal 2018, we funded our qualified pension plan with a voluntary contribution of $100 million.

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

Casualty insurance: Our casualty insurance program is a self-insured program which requires us to estimate the total claims we would incur as a component of our annual insurance cost. The estimated claims are developed, with the assistance of an actuary, based on historical experience and other factors. These estimates involve significant judgments and assumptions, and actual results could differ from these estimates. If our estimate for the claims component of our casualty insurance for fiscal 2018 were to change by 5%, the fiscal 2018 pre-tax cost would increase or decrease by approximately $5 million. A large portion of these claims is funded with a non-refundable payment during the policy year, offsetting our estimated claims accrual. We had a net accrual of $39.6 million for the unfunded portion of our casualty insurance program as of February 3, 2018.

Reserves for uncertain tax positions: Like many large corporations, our income and other tax returns and reports are regularly audited by federal, state and local tax authorities in the United States and in foreign jurisdictions where we operate and such authorities may challenge positions we take. We are engaged in various administrative and judicial proceedings in multiple jurisdictions with respect to assessments, claims, deficiencies and refunds and other tax matters, which proceedings are in various stages of negotiation, assessment, examination, litigation and settlement. The outcomes of these proceedings are uncertain. In accordance with GAAP, we evaluate our uncertain tax positions based on our understanding of the facts, circumstances and information available at the reporting date, and we accrue for exposure when we believe that it is more likely than not, based on the technical merits, that the positions we have taken will not be sustained. However, in the next twelve months and in future periods, the amounts we accrue for uncertain tax positions from time to time or ultimately pay, as the result of the final resolutions of examinations, judicial or administrative proceedings, changes in facts, law, or legal interpretations, expirations of applicable statute of limitations or other resolutions of, or changes in, tax positions may differ either positively or negatively from the amounts we have accrued, and may result in reductions to or additions to accruals, refund claims or payments for periods not currently under examination or for which no claims have been made, such as the recently enacted tax reform. Finally, foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations. Final resolutions of our tax positions or changes in accruals for uncertain tax positions could result in additional tax expense or benefit and could have a material impact on our results of operations of the period in which an examination or proceeding is resolved or in the period in which a changed outcome becomes probable and reasonably estimable.

The 2017 Tax Act significantly changes how corporations are taxed, requiring complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of accounting pronouncements, see Note A- Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements included in this annual report on Form 10-K, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

TJX is exposed to market risks in the ordinary course of business. Some potential market risks are discussed below:

FOREIGN CURRENCY EXCHANGE RISK

We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. Our currency risk primarily relates to our activity in the Canadian dollar, British pound and Euro. As more fully described in Note E- Financial Instruments of Notes to Consolidated Financial Statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. Our foreign exchange risk management policy prohibits us from using derivative financial instruments for trading or other speculative purposes and we do not use any leveraged derivative financial instruments. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of February 3, 2018 and January 28, 2017, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income by approximately $78 million and $65 million, in fiscal years 2018 and 2017, respectively.

EQUITY PRICE AND OTHER MARKET RISK

The assets of our funded qualified pension plan, a portion of which are equity securities, are subject to the risks and uncertainties of the financial markets. We invest the pension assets (described further in Note I- Pension Plans and Other Retirement Benefits of Notes to Consolidated Financial Statements) in a manner that attempts to minimize and control our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. A significant decline in the financial markets could adversely affect the value of our pension plan assets and the funded status of our pension plan, resulting in increased required contributions to the plan or other plan-related liabilities. Our pension plan investment policy prohibits the use of derivatives for speculative purposes.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-36 of this annual report on Form 10-K.

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

(b) Changes in Internal Control Over Financial Reporting

Effective January 26, 2018, we implemented a new merchandise accounting system at TJX Europe that resulted in material changes to our process and procedures affecting internal control over financial reporting. Otherwise, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2018 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2018 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of February 3, 2018.

(d)    Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of February 3, 2018, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this report. TJX will file with the Securities and Exchange Commission (SEC) a definitive proxy statement no later than 120 days after the close of its fiscal year ended February 3, 2018 (Proxy Statement). The other information required by this Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate Governance,” including in “Board Committees and Meetings,” and “Audit Committee Report” and in “Beneficial Ownership” in “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated herein by reference.

In addition to our Global Code of Conduct, TJX has a Code of Ethics for TJX Executives governing its Executive Chairman, Chief Executive Officer and President, Chief Financial Officer, Principal Accounting Officer and other senior operating, financial and legal executives. The Code of Ethics for TJX Executives is designed to ensure integrity in TJX’s financial reports and public disclosures. TJX also has a Directors Code of Business Conduct and Ethics which promotes honest and ethical conduct, compliance with applicable laws, rules and regulations and the avoidance of conflicts of interest. Both of these codes of conduct are published at tjx.com. We intend to disclose any future amendments to, or waivers from, the Code of Ethics for TJX Executives or the Directors Code of Business Conduct and Ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

ITEM 11. Executive Compensation

The information required by this Item will appear under the headings “Compensation Discussion and Analysis,” “Compensation Tables,” “Director Compensation” and “Compensation Program Risk Assessment” in our Proxy Statement, which sections are incorporated herein by reference.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

Schedule II – Valuation and Qualifying Accounts

In thousands	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended February 3, 2018	$43,236	$1,539,854	$1,537,945	$45,145
Fiscal Year Ended January 28, 2017	$41,723	$1,483,146	$1,481,633	$43,236
Fiscal Year Ended January 30, 2016	$35,476	$1,497,963	$1,491,716	$41,723
Casualty Insurance Reserve:
Fiscal Year Ended February 3, 2018	$30,810	$96,975	$88,214	$39,571
Fiscal Year Ended January 28, 2017	$19,686	$87,110	$75,986	$30,810
Fiscal Year Ended January 30, 2016	$14,303	$80,738	$75,355	$19,686

b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description of Exhibit
3(i).1	Fourth Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. Certificate of Amendment of Fourth Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed for the quarter ended July 30, 2005.
3(ii).1	By-laws of TJX, as amended, incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on February 5, 2018.
4.1	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed on April 2, 2009 (File 333-158360).
4.2	Third Supplemental Indenture dated as of May 2, 2013 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed on May 2, 2013.
4.3	Fourth Supplemental Indenture dated as of June 5, 2014 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed on June 5, 2014.
4.4	Indenture between The TJX Companies, Inc. and U.S. Bank National Association dated September 12, 2016, incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on September 12, 2016.
4.5	First Supplemental Indenture dated as of September 12, 2016 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed on September 12, 2016.
10.1	The Amended and Restated Employment Agreement dated January 29, 2016 between Carol Meyrowitz and TJX, incorporated herein by reference to Exhibit 10.1 to the Form 10-K filed for the fiscal year ended January 30, 2016.*
10.2	The Amended and Restated Employment Agreement dated January 29, 2016 between Ernie Herrman and TJX, incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed for the fiscal year ended January 30, 2016.*
10.3	The Employment Agreement dated March 10, 2017 between and among Michael MacMillan, Winners Merchants International LP and TJX, incorporated herein by reference to Exhibit 10.4 to the Form 10-K filed for the fiscal year ended January 28, 2017. The Letter Agreement dated January 16, 2018 between Michael MacMillan and TJX, filed herewith.*
10.4	The Employment Agreement dated February 2, 2018 between Richard Sherr and TJX, filed herewith.*
10.5	The Employment Agreement dated February 2, 2018 between Scott Goldenberg and TJX, filed herewith.*
10.6	The Employment Agreement dated February 2, 2018 between Kenneth Canestrari and TJX, filed herewith.*
10.7	The Employment Agreement dated January 16, 2018 between Douglas Mizzi and TJX, filed herewith.*
10.8	The Stock Incentive Plan (2013 Restatement), incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended May 4, 2013. The First Amendment to the Stock Incentive Plan (2013 Restatement) effective as of June 7, 2016, incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended July 30, 2016. The Second Amendment to the Stock Incentive Plan (2013 Restatement) effective as of January 29, 2017, incorporated by reference to Exhibit 10.8 to the Form 10-K filed for the fiscal year ended January 28, 2017.*

10.9	The Stock Incentive Plan Rules for U.K. Employees, as amended April 7, 2009, incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended July 31, 2010.*
10.10	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as amended and restated through June 1, 2004, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 31, 2004.*
10.11	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2009, incorporated herein by reference to Exhibit 12.1 to the Form 10-Q filed for the quarter ended October 31, 2009. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2009, incorporated herein by reference to Exhibit 12.2 to the Form 10-Q filed for the quarter ended October 31, 2009.*
10.12	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 9, 2010, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 30, 2010. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 9, 2010, incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed for the fiscal year ended January 28, 2012.*
10.13	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 20, 2012, incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 27, 2012. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 20, 2012, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 27, 2012.*
10.14	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 19, 2013, incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended November 2, 2013. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2013, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended November 2, 2013.*
10.15	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 10, 2014, incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed for the quarter ended November 1, 2014. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 10, 2014, incorporated herein by reference to Exhibit 10.5 to the Form 10-Q filed for the quarter ended November 1, 2014.*
10.16	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2015, incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended October 31, 2015. The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended October 31, 2015.*
10.17	The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of February 1, 2013, incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed for the fiscal year ended February 2, 2013. The Form of Performance-Based Restricted Stock Award granted under the Stock Incentive Plan as of September 19, 2013, incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended November 2, 2013.*
10.18	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of April 2, 2013, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended May 4, 2013.*
10.19	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of March 29, 2016, incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 30, 2016.*
10.20	The Form of Performance-Based Deferred Stock award granted under the Stock Incentive Plan as of April 4, 2017, incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed for the quarter ended April 29, 2017.*

10.21	The Performance-Based Restricted Stock Award granted under the Stock Incentive Plan on January 29, 2016 to Carol Meyrowitz, incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed for the fiscal year ended January 30, 2016.*
10.22	The Restricted Stock Unit Award granted under the Stock Incentive Plan on January 29, 2016 to Ernie Herrman, incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed for the fiscal year ended January 30, 2016.*
10.23	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan, incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed for the fiscal year ended January 31, 2015. The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of June 7, 2016, incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed for the quarter ended July 30, 2016.*
10.24	Description of Director Compensation Arrangements, filed herewith.*
10.25	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement), incorporated herein by reference to Exhibit 10.22 to the Form 10-K filed for the fiscal year ended February 2, 2013.*
10.26	The General Deferred Compensation Plan (1998 Restatement) (the GDCP) and First Amendment to the GDCP, effective January 1, 1999, incorporated herein by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended January 30, 1999. The Second Amendment to the GDCP, effective January 1, 2000, incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed for the fiscal year ended January 29, 2000. The Third and Fourth Amendments to the GDCP, incorporated herein by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 28, 2006. The Fifth Amendment to the GDCP, effective January 1, 2008, incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed for the fiscal year ended January 31, 2009.*
10.27	The Supplemental Executive Retirement Plan (2015 Restatement), incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed for the quarter ended May 2, 2015.*
10.28	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2015) (the ESP), incorporated herein by reference to Exhibit 10.25 to the Form 10-K filed for the fiscal year ended January 31, 2015. The First Amendment to the ESP, dated December 30, 2015, incorporated herein by reference to Exhibit 10.25 to the Form 10-K filed for the fiscal year ended January 30, 2016.*
10.29	The Canadian Executive Savings Plan (effective November 1, 1999) of Winners Merchants International, LP (successor to Winners Apparel Ltd.), incorporated herein by reference to Exhibit 10.26 to the Form 10-K filed for the fiscal year ended February 2, 2013. Amendment to The Canadian Executive Savings Plan effective January 1, 2018, filed herewith.*
10.30	The Form of TJX Indemnification Agreement for its executive officers and directors, incorporated herein by reference to Exhibit 10(r) to the Form 10-K filed for the fiscal year ended January 27, 1990.*(p)
10.31	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 10(y) to the Form 10-K filed for the fiscal year ended January 30, 1988.*(p)
10.32	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.), incorporated herein by reference to Exhibit 10(z) to the Form 10-K filed for the fiscal year ended January 30, 1988.*(p)
10.33	The Trust Agreement for Executive Savings Plan dated as of October 23, 2015 between TJX and Vanguard Fiduciary Trust Company, incorporated herein by reference to Exhibit 10.5 to the Form 10-Q filed for the quarter ended October 31, 2015.*
21	Subsidiaries of TJX, filed herewith.
23	Consent of Independent Registered Public Accounting Firm, filed herewith.
24	Power of Attorney given by the Directors and certain Executive Officers of TJX, filed herewith.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(p)	Paper filing.

Unless otherwise indicated, exhibits incorporated by reference were filed under Commission File Number 001-04908.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

/s/ SCOTT GOLDENBERG
Dated: April 4, 2018	Scott Goldenberg, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ERNIE HERRMAN Ernie Herrman, Chief Executive Officer, President and Director (Principal Executive Officer)	/s/ SCOTT GOLDENBERG Scott Goldenberg, Chief Financial Officer (Principal Financial and Accounting Officer)

ZEIN ABDALLA* Zein Abdalla, Director	AMY B. LANE* Amy B. Lane, Director

JOSE B. ALVAREZ* José B. Alvarez, Director	CAROL MEYROWITZ* Carol Meyrowitz, Executive Chairman of the Board of Directors

ALAN M. BENNETT* Alan M. Bennett, Director	JACKWYN L. NEMEROV* Jackwyn L. Nemerov, Director

DAVID T. CHING* David T. Ching, Director	JOHN F. O’BRIEN* John F. O’Brien, Director

MICHAEL F. HINES* Michael F. Hines, Director	WILLOW B. SHIRE* Willow B. Shire, Director

	*BY	/s/ SCOTT GOLDENBERG
Dated: April 4, 2018		Scott Goldenberg, as attorney-in-fact

The TJX Companies, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended February 3, 2018, January 28, 2017 and January 30, 2016.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of The TJX Companies, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The TJX Companies, Inc. and its subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2018, including the related notes and financial statement schedule listed in the accompanying index listed within Item 15 (a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

April 4, 2018

We have served as the Company’s auditor since 1962.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
Amounts in thousands except per share amounts	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)
Net sales	$35,864,664	$33,183,744	$30,944,938

Cost of sales, including buying and occupancy costs	25,502,167	23,565,754	22,034,523
Selling, general and administrative expenses	6,375,071	5,768,467	5,205,715
Impairment of goodwill and other long-lived assets, related to Sierra Trading Post (“STP”)	99,250	—	—
Loss on early extinguishment of debt	—	51,773	—
Pension settlement charge	—	31,173	—
Interest expense, net	31,588	43,534	46,400

Income before provision for income taxes	3,856,588	3,723,043	3,658,300
Provision for income taxes	1,248,640	1,424,809	1,380,642

Net income	$2,607,948	$2,298,234	$2,277,658

Basic earnings per share:
Net income	$4.10	$3.51	$3.38
Weighted average common shares – basic	636,827	655,647	673,484
Diluted earnings per share:
Net income	$4.04	$3.46	$3.33
Weighted average common shares – diluted	646,105	664,432	683,251
Cash dividends declared per share	$1.25	$1.04	$0.84

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
Amounts in thousands	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)
Net income	$2,607,948	$2,298,234	$2,277,658
Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax provisions of $36,929 and $25,656 in fiscal 2018 and fiscal 2017, respectively, and benefit of $41,048 in fiscal 2016	211,752	(52,611)	(143,923)
Recognition of net gains/losses on benefit obligations, net of related tax provision of $8,989 in fiscal 2018, benefit of $7,394 in fiscal 2017 and provision of $6,335 in fiscal 2016	24,691	(11,239)	9,629
Reclassifications from other comprehensive income to net income:
Pension settlement charge, net of related tax provision of $12,369 in fiscal 2017	—	18,804	—
Amortization of loss on cash flow hedge, net of related tax provisions of $438, $450 and $450 in fiscal 2018, 2017 and 2016, respectively	696	684	684
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $9,592, $11,584, and $13,501 in fiscal 2018, 2017 and 2016, respectively	15,228	17,608	20,523

Other comprehensive income (loss), net of tax	252,367	(26,754)	(113,087)

Total comprehensive income	$2,860,315	$2,271,480	$2,164,571

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED BALANCE SHEETS

	Fiscal Year Ended
Amounts in thousands except share amounts	February 3, 2018	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,758,477	$2,929,849
Short-term investments	506,165	543,242
Accounts receivable, net	327,166	258,831
Merchandise inventories	4,187,243	3,644,959
Prepaid expenses and other current assets	706,676	373,893
Total current assets	8,485,727	7,750,774
Net property at cost	5,006,053	4,532,894
Non-current deferred income taxes, net	6,558	6,193
Goodwill	100,069	195,871
Other assets	459,608	398,076
TOTAL ASSETS	$14,058,015	$12,883,808

LIABILITIES
Current liabilities:
Accounts payable	$2,488,373	$2,230,904
Accrued expenses and other current liabilities	2,522,961	2,320,464
Federal, state and foreign income taxes payable	114,203	206,288
Total current liabilities	5,125,537	4,757,656
Other long-term liabilities	1,320,505	1,073,954
Non-current deferred income taxes, net	233,057	314,000
Long-term debt	2,230,607	2,227,599
Commitments and contingencies (See Note L and Note N)

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 628,009,022 and 646,319,046, respectively	628,009	646,319
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(441,859)	(694,226)
Retained earnings	4,962,159	4,558,506
Total shareholders’ equity	5,148,309	4,510,599
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,058,015	$12,883,808

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
Amounts in thousands	February 3, 2018	January 28, 2017	January 30, 2016

	(53 weeks)
Cash flows from operating activities:
Net income	$2,607,948	$2,298,234	$2,277,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	725,957	658,796	616,696
Loss on property disposals and impairment charges	8,871	5,207	3,383
Deferred income tax (benefit) provision	(137,440)	(5,503)	31,204
Share-based compensation	101,362	102,251	94,107
Impairment of goodwill and long-lived assets, related to STP	99,250	—	—
Loss on early extinguishment of debt	—	51,773	—
Pension settlement charge	—	31,173	—
Excess tax benefits from share-based compensation	—	(70,999)	(64,680)
Changes in assets and liabilities:
(Increase) in accounts receivable	(62,358)	(23,235)	(27,357)
(Increase) decrease in merchandise inventories	(450,377)	11,862	(506,633)
(Increase) in prepaid expenses and other current assets	(317,850)	(9,600)	(40,103)
Increase in accounts payable	205,111	48,253	216,265
Increase in accrued expenses and other liabilities	334,522	389,399	284,929
(Decrease) increase in income taxes payable	(94,492)	146,766	68,014
Other	5,120	(7,518)	3,432
Net cash provided by operating activities	3,025,624	3,626,859	2,956,915
Cash flows from investing activities:
Property additions	(1,057,617)	(1,024,747)	(889,380)
Purchases of investments	(861,256)	(716,953)	(798,008)
Sales and maturities of investments	906,137	529,146	681,377
Acquisition of Trade Secret	—	(2,324)	(57,104)
Net cash (used in) investing activities	(1,012,736)	(1,214,878)	(1,063,115)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	992,540	—
Cash payments for extinguishment of debt	—	(425,584)	—
Cash payments for debt issuance expenses	—	(9,921)	—
Cash payments on build to suit leases	(3,138)	—	—
Cash payments for rate lock agreement	—	(3,150)	—
Cash payments for repurchase of common stock	(1,644,581)	(1,699,998)	(1,828,297)
Proceeds from issuance of common stock	133,687	164,190	132,033
Cash payments of employee tax withholdings for performance based stock awards	(19,274)	(24,965)	(19,572)
Excess tax benefits from share-based compensation	—	70,999	64,680
Cash dividends paid	(764,040)	(650,988)	(544,271)
Net cash (used in) financing activities	(2,297,346)	(1,586,877)	(2,195,427)
Effect of exchange rate changes on cash	113,086	9,272	(96,675)
Net (decrease) increase in cash and cash equivalents	(171,372)	834,376	(398,302)
Cash and cash equivalents at beginning of year	2,929,849	2,095,473	2,493,775
Cash and cash equivalents at end of year	$2,758,477	$2,929,849	$2,095,473

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Amounts in thousands	Shares	Par Value $1
Balance, January 31, 2015	684,733	$684,733	$—	$(554,385)	$4,133,882	$4,264,230
Net income	—	—	—	—	2,277,658	2,277,658
Other comprehensive income (loss), net of tax	—	—	—	(113,087)	—	(113,087)
Cash dividends declared on common stock	—	—	—	—	(564,586)	(564,586)
Recognition of share-based compensation	—	—	94,107	—	—	94,107
Issuance of common stock under stock incentive plan and related tax effect	5,317	5,317	171,733	—	—	177,050
Common stock repurchased	(26,554)	(26,554)	(265,840)	—	(1,535,903)	(1,828,297)
Balance, January 30, 2016	663,496	663,496	—	(667,472)	4,311,051	4,307,075
Net income	—	—	—	—	2,298,234	2,298,234
Other comprehensive income (loss), net of tax	—	—	—	(26,754)	—	(26,754)
Cash dividends declared on common stock	—	—	—	—	(680,183)	(680,183)
Recognition of share-based compensation	—	—	102,251	—	—	102,251
Issuance of common stock under stock incentive plan and related tax effect	5,101	5,101	204,873	—	—	209,974
Common stock repurchased	(22,278)	(22,278)	(307,124)	—	(1,370,596)	(1,699,998)
Balance, January 28, 2017	646,319	646,319	—	(694,226)	4,558,506	4,510,599
Net income	—	—	—	—	2,607,948	2,607,948
Other comprehensive income (loss), net of tax	—	—	—	252,367	—	252,367
Cash dividends declared on common stock	—	—	—	—	(793,878)	(793,878)
Recognition of share-based compensation	—	—	101,362	—	—	101,362
Issuance of common stock under stock incentive plan and related tax effect	3,895	3,895	110,597	—	—	114,492
Common stock repurchased	(22,205)	(22,205)	(211,959)	—	(1,410,417)	(1,644,581)
Balance, February 3, 2018	628,009	$628,009	$—	$(441,859)	$4,962,159	$5,148,309

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.    Basis of Presentation and Summary of Accounting Policies

Basis of Presentation: The Consolidated Financial Statements and Notes thereto of The TJX Companies, Inc. (referred to as “TJX,” “we” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of all of TJX’s subsidiaries, all of which are wholly owned. All of its activities are conducted by TJX or its subsidiaries and are consolidated in these financial statements. All intercompany transactions have been eliminated in consolidation.

Fiscal Year: TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal year ended February 3, 2018 (“fiscal 2018”) was a 53-week fiscal year. Fiscal 2017 and 2016 were 52-week fiscal years.

Use of Estimates: The preparation of TJX’s financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, impairment of long-lived assets, goodwill and tradenames, retirement obligations, share-based compensation, casualty insurance, reserves for uncertain tax positions and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.

Summary of Accounting Policies

Revenue Recognition: TJX records revenue at the time of sale and receipt of merchandise by the customer, net of a reserve for estimated returns. We estimate returns based upon our historical experience. We defer recognition of a layaway sale and its related profit to the accounting period when the customer receives the layaway merchandise. Proceeds from the sale of gift cards as well as the value of store cards issued to customers as a result of a return or exchange are deferred until the customers use the cards to acquire merchandise. Based on historical experience, we estimate the amount of gift cards and store cards that will not be redeemed (referred to as breakage) and, to the extent allowed by local law, these amounts are amortized into income over the redemption period. Revenue recognized from breakage was $21.1 million in fiscal 2018, $20.5 million in fiscal 2017 and $13.8 million in fiscal 2016. We estimate the date of receipt by the customer when recognizing revenue from sales by our e-commerce operations and shipping and handling costs charged to the customer are included in revenue. The shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs.

Consolidated Statements of Income Classifications: Cost of sales, including buying and occupancy costs, includes the cost of merchandise sold including foreign currency gains and losses on merchandise purchases denominated in other currencies; gains and losses on inventory and fuel-related derivative contracts; asset retirement obligation costs; divisional occupancy costs (including real estate taxes, utility and maintenance costs and fixed asset depreciation); the costs of operating distribution centers; payroll, benefits and travel costs directly associated with buying inventory; and systems costs related to the buying and tracking of inventory.

Selling, general and administrative (“SG&A”) expenses include store payroll and benefit costs; communication costs; credit and check expenses; advertising; administrative and field management payroll, benefits and travel costs; corporate administrative costs and depreciation; gains and losses on non-inventory related foreign currency exchange contracts; and other miscellaneous income and expense items.

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

As of February 3, 2018, TJX’s cash and cash equivalents held outside the U.S. were $1.8 billion, of which $398.6 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories: Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except Sierra Trading Post (“STP”), and T.K. Maxx in Australia. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as it has not been fully processed for sale (e.g. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX records inventory at the time title transfers, which is typically at the time when inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include in-transit inventory of $755.4 million at February 3, 2018 and $641.9 million at January 28, 2017. Comparable amounts were reflected in accounts payable at those dates.

Common Stock and Equity: Equity transactions consist primarily of the repurchase by TJX of its common stock under its stock repurchase programs and the recognition of compensation expense and issuance of common stock under TJX’s Stock Incentive Plan. Under TJX’s stock repurchase programs, the Company repurchases its common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par first charged against any available additional paid-in capital (“APIC”) and the balance charged to retained earnings. Due to the high volume of repurchases over the past several years, TJX has no remaining balance in APIC at the end of any of the years presented. All shares repurchased have been retired.

Shares issued under TJX’s Stock Incentive Plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets up to the amount that an asset for the related grant has been created. Prior to fiscal 2018, any tax benefits greater than the deferred tax assets created at the time of expensing the options were credited to APIC; any deficiencies in the tax benefits were debited to APIC to the extent a pool for such deficiencies existed. In the absence of a pool, any deficiencies were realized in the related periods’ statements of income through the provision for income taxes. Beginning in fiscal 2018, upon adoption of ASU 2016-09-Compensation-Stock compensation (Topic 718): Improvements to employee share-based payment accounting, any excess tax benefits or deficiencies are included in the provision for income taxes. The par value of performance-based restricted stock awards is also added to common stock when the stock is issued, generally at grant date. The fair value of the performance-based restricted stock awards in excess of par value is added to APIC as the awards are amortized into earnings over the related requisite service periods.

Share-Based Compensation: TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for options awarded and the market price on the grant date for performance-based restricted stock awards. See Note H – Stock Incentive Plan of Notes to Consolidated Financial Statements for a detailed discussion of share-based compensation.

Interest: TJX’s interest expense is presented net of capitalized interest and interest income. The following is a summary of interest expense, net:

	Fiscal Year Ended
Dollars in thousands	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)
Interest expense	$69,237	$69,219	$68,253
Capitalized interest	(4,942)	(7,548)	(7,984)
Interest (income)	(32,707)	(18,137)	(13,869)
Interest expense, net	$31,588	$43,534	$46,400

TJX capitalizes interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. Capitalized interest in fiscal 2018, 2017 and 2016 relates to costs on owned real estate projects and development costs on a merchandising system.

Depreciation and Amortization: For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over

3 to 10 years. Depreciation and amortization expense for property was $727.2 million in fiscal 2018, $664.5 million in fiscal 2017 and $622.0 million in fiscal 2016. TJX had no property held under capital leases during fiscal 2018, 2017, or 2016. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 3 to 15 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting: The Company generally leases stores, distribution centers and office space under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. We recognize rent on a straight-line basis over the term of the lease, including rent holiday periods and scheduled rent increases. We begin recording rent expense when we take possession of a store, which is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease.

Asset Retirement Obligations: The Company establishes an asset retirement obligation, and related asset, for leases of property that require us to return the property to its original condition (commonly referred to as a reinstatement provision) if and when we exit the facility. These reinstatement provisions are primarily applicable to our TJX International locations. The income statement impact of our asset retirement obligation is recorded in general corporate expenses and our operating divisions are charged the actual costs incurred when a retirement takes place.

Build to Suit Accounting: Lease agreements involving property built to our specifications are reviewed to determine if our involvement in the construction project requires that we account for the project costs as if we were the owner for accounting purposes. We have entered into several lease agreements where we are deemed the owner of a construction project for accounting purposes. Thus, during construction of the facility the construction costs incurred by the lessor are included as a construction in progress asset along with a related liability of the same amount on our balance sheet. Upon completion of the project, a sale-leaseback analysis is performed to determine if the Company should record a sale to remove the related asset and related obligation and record the lease as either an operating or capital lease obligation. If the Company is precluded from derecognizing the asset when construction is complete, due to continuing involvement beyond a normal leaseback, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remain on the Consolidated Balance Sheets. Accordingly, the asset is depreciated over its estimated useful life in accordance with the Company’s policy and a portion of the lease payments is allocated to ground rent and treated as an operating lease. The portion of the lease payment allocated to ground rental expense is based on the fair value of the land at the commencement of construction. Lease payments allocated to the non-land asset are recognized as reductions to the financing obligation and interest expense.

Goodwill and Tradenames: Goodwill includes the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain, as well as the excess of cost over the estimated fair market value of the net assets acquired by TJX in the purchase of Winners in fiscal 1991, the purchase of STP in fiscal 2013, and the purchase of Trade Secret in fiscal 2016, which was re-branded under the T.K. Maxx name during fiscal 2018. The following is a roll forward of goodwill by component:

Amounts in thousands	Marmaxx	Winners	Sierra Trading Post	T.K. Maxx in Australia	Total
Balance, January 31, 2015	$70,027	$1,741	$97,254	$—	$169,022
Additions	—	—	—	25,233	25,233
Effect of exchange rate changes on goodwill	—	(154)	—	(190)	(344)
Balance, January 30, 2016	70,027	1,587	97,254	25,043	193,911
Effect of exchange rate changes on goodwill	—	99	—	1,861	1,960
Balance, January 28, 2017	70,027	1,686	97,254	26,904	195,871
Impairment	—	—	(97,254)	—	(97,254)
Effect of exchange rate changes on goodwill	—	98	—	1,354	1,452
Balance, February 3, 2018	$70,027	$1,784	$—	$28,258	$100,069

Goodwill is considered to have an indefinite life and accordingly is not amortized.

In fiscal 2018, the Company recorded an impairment charge of $99.3 million which included $97.3 million of STP goodwill and $2.0 million for certain long-lived assets of STP as the estimated fair value of this business fell below the carrying value due to a decrease in projected revenue growth rates. The impairment charge is included within the Marmaxx segment results.

Tradenames, which are included in other assets, are the value assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 as part of the acquisition of the Marshalls chain, the value assigned to the name “Sierra Trading Post,” acquired by TJX in fiscal 2013 and the value assigned to the name “Trade Secret,” acquired by TJX in fiscal 2016. The tradenames were valued by calculating the discounted present value of assumed after-tax royalty payments. The Marshalls tradename is carried at a value of $107.7 million and is considered to have an indefinite life. The Sierra Trading Post tradename is being amortized over 15 years and was carried at a value of $25.5 million in fiscal 2018, $28.0 million in fiscal 2017 and $30.6 million in fiscal 2016 net of amortization of $13.0 million, $10.5 million and $7.9 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The Trade Secret tradename is being amortized over 7 years and was carried at a value of $11.7 million in fiscal 2018, $11.0 million in fiscal 2017 and $11.6 million in fiscal 2016, which included a positive impact from foreign exchange of $2.1 million in fiscal 2018, $640,000 in fiscal 2017 and a negative impact from foreign exchange of $90,000 in 2016. The carrying value is also net of amortization of $2.9 million, $1.6 million and $300,000 in fiscal 2018, 2017 and 2016, respectively.

TJX occasionally acquires or licenses other trademarks to be used in connection with private label merchandise. Such trademarks are included in other assets and are amortized to cost of sales, including buying and occupancy costs, over their useful life, generally from 7 to 10 years.

Goodwill, tradenames and trademarks, and the related accumulated amortization or impairment if any, are included in the respective operating segment to which they relate.

Impairment of Long-Lived Assets, Goodwill and Tradenames: TJX evaluates its long-lived assets, goodwill and tradenames for indicators of impairment at least annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

The evaluation for long-lived assets including tradenames that are amortized, is performed at the lowest level of identifiable cash flows which are largely independent of other groups of assets, generally at the individual store level for fixed assets and the reporting unit for tradenames that are amortized. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if the carrying value of the asset or asset group is recoverable. If the cash flow is less than the carrying value then an impairment charge will be recorded to the extent the fair value of an asset or asset group is less than the carrying value of that asset or asset group. During fiscal 2018, this analysis resulted in immaterial impairment charges of store fixed assets. The store-by-store evaluations did not indicate any recoverability issues in fiscal 2017 and 2016.

Goodwill and tradenames with an indefinite life are tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year. The carrying value of tradenames with an indefinite life is compared to its fair value determined by calculating the discounted present value of assumed after-tax royalty payments to the carrying value of the tradename. There was no impairment related to tradenames in fiscal 2018, 2017 or 2016. Goodwill is tested for impairment by using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying cost of the reporting unit. We may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. In fiscal 2018 and fiscal 2017, we bypassed the qualitative assessment and performed the first step of the quantitative goodwill impairment test. In fiscal 2018 the Company recorded an impairment charge of $97.3 million for STP goodwill as the estimated fair value of this business fell below the carrying value due to a decrease in projected revenue growth rates. There were no impairments related to our goodwill in fiscal 2017 or 2016.

Advertising Costs: TJX expenses advertising costs as incurred. Advertising expense was $412.4 million for fiscal 2018, $402.6 million for fiscal 2017 and $382.9 million for fiscal 2016.

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

Future Adoption of New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on revenue recognition. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017. We will adopt the new revenue recognition guidance on February 4, 2018 under the modified retrospective approach, which will result in immaterial cumulative adjustment to retained earnings. The cumulative adjustment will primarily relate to revenue recognized on the value of unredeemed rewards certificates issued to customers as part of the Company’s cobranded credit card rewards program as we will recognize the estimated unredeemed awards when they are earned, rather than when merchandise credits expire or the likelihood of redemption becomes remote. Other changes that have been identified relate to the presentation of revenue whereby outside cobranded credit card expenses will be classified as SG&A rather than as a reduction of revenue. The new standard will require a change in the presentation of our sales return reserve on the balance sheet, which we currently record net of the value of returned merchandise. The new standard will require the reserve be established at the gross sales value with an asset established for the value of the merchandise returned. We believe that there will be no change in the timing or amount of revenue recognized under the new standard as it relates to revenue from point of sale at the registers in our stores, which constitutes more than 95% of our revenue. Overall we do not expect these changes to have a material impact on our financial condition or results of operations other than additional disclosure requirements.

Leases

In February 2016, the FASB issued updated guidance on leases that aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. We plan to adopt this standard in the first quarter of the fiscal year ending February 1, 2020. The Company is in the process of implementing a new lease accounting system and has established a cross-functional team to implement the updated lease guidance and who are in the process of evaluating our lease portfolio and the impact this standard will have on our Consolidated Financial Statements and Notes thereto. The Company expects this standard to have a material impact on its statement of financial condition as it will record a significant asset and liability associated with its more than 4,000 leased locations. We plan to take the transition package of three practical expedients permitted within the standard, which among other things, allows the carryforward of historical lease classifications. We expect to make an accounting policy election that will keep leases with a term of 12 months or less off the balance sheet and result in recognizing those lease payments on a straight-line basis over the lease term. As our leases do not provide an implicit rate, we plan to use our incremental borrowing rate based on information available at commencement date in the determining the present value of future payments. The Company has determined that the initial lease term will not differ under the new standard versus current accounting practice, and therefore the income statement impact of the new standard is not expected to be material.

Cash Flows

In August 2016, the FASB issued a pronouncement that addresses diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. The new guidance provides clarity around the cash flow classification for eight specific issues in an effort to reduce the current and potential future diversity in practice. The standard, which is to be applied retrospectively, will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We plan to adopt this standard in the first quarter of the fiscal year ending February 2, 2019 and we do not expect there to be a material impact on our consolidated financial statements.

Retirement Benefits

In March 2017, the FASB issued updated guidance related to retirement benefits, which requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations if such a subtotal is typically presented. We do not include such a subtotal on our income statement so we intend to record the non-service components of pension cost in our SG&A expenses and present appropriate disclosures. Additionally, only the service cost component is eligible for capitalization. This pronouncement is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The amendments in this update are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost as well as net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We plan to adopt this standard in the first quarter of the fiscal year ending February 2, 2019. We do not expect there to be a material impact on our consolidated financial statements.

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

Income Statement – Reporting Comprehensive Income

In February 2018, the FASB issued updated guidance related to reporting comprehensive income. The amendments in the update allow for a one-time reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effect as a result from the enactment of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). The updated guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The updated guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the 2017 Tax Act is recognized. The Company has not yet determined the timing of adoption or estimated the effect on the Company’s financial statements.

Recently Adopted Accounting Standards

Goodwill

In the fourth quarter of fiscal 2018, TJX early adopted a pronouncement that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, goodwill impairment is to be measured as the amount by which the carrying value exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit.

Share Based Compensation

In the first quarter of fiscal 2018, TJX adopted a pronouncement that aims to simplify several aspects of accounting and reporting for share-based payment transactions. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The adoption of this provision has been applied prospectively. The impact to TJX’s results of operations related to the adoption of this standard was a decrease in the provision for income taxes of $51.5 million for the fiscal year ended February 3, 2018. The impact of this benefit on TJX’s future results of operations will depend in part on the market prices for TJX’s shares on the dates there are taxable events related to share awards, and therefore the impact is difficult to predict. In addition, this pronouncement requires the cash paid to a taxing authority when shares are withheld to pay employee taxes to be classified as a “financing activity” rather than an “operating activity,” as previously classified on the Statement of Cash Flows. This reclassification was made on a retrospective basis. This provisions within the pronouncement did not have a material impact on our consolidated financial statements.

Note B. Property at Cost

Presented below are the components of property at cost:

	Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017
Land and buildings	$1,355,777	$1,247,585
Leasehold costs and improvements	3,254,830	2,884,054
Furniture, fixtures and equipment	5,357,701	4,871,764
Total property at cost	$9,968,308	$9,003,403
Less accumulated depreciation and amortization	4,962,255	4,470,509
Net property at cost	$5,006,053	$4,532,894

Presented below is information related to carrying values of TJX’s long-lived assets by geographic location:

	Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017
United States	$3,514,628	$3,312,210
Canada	308,259	283,688
Europe	1,151,972	920,710
Australia	31,194	16,286
Total long-lived assets	$5,006,053	$4,532,894

Note C.    Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) relate to the Company’s foreign currency translation adjustments, deferred gains/losses on pension and other post-retirement obligations and a cash flow hedge on issued debt, all of which are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss) for fiscal 2018, fiscal 2017 and fiscal 2016:

Amounts in thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, January 31, 2015	$(295,269)	$(254,806)	$(4,310)	$(554,385)
Foreign currency translation adjustments (net of taxes of $41,048)	(143,923)	—	—	(143,923)
Recognition of net gains/losses on benefit obligations (net of taxes of $6,335)	—	9,629	—	9,629
Amortization of loss on cash flow hedge (net of taxes of $450)	—	—	684	684
Amortization of prior service cost and deferred gains/losses (net of taxes of $13,501)	—	20,523	—	20,523
Balance, January 30, 2016	(439,192)	(224,654)	(3,626)	(667,472)
Foreign currency translation adjustments (net of taxes of $25,656)	(52,611)	—	—	(52,611)
Recognition of net gains/losses on benefit obligations (net of taxes of $7,394)	—	(11,239)	—	(11,239)
Pension settlement charge (net of taxes of $12,369)	—	18,804	—	18,804
Amortization of loss on cash flow hedge (net of taxes of $450)	—	—	684	684
Amortization of prior service cost and deferred gains/losses (net of taxes of $11,584)	—	17,608	—	17,608
Balance, January 28, 2017	(491,803)	(199,481)	(2,942)	(694,226)
Foreign currency translation adjustments (net of taxes of $36,929)	211,752	—	—	211,752
Recognition of net gains/losses on benefit obligations (net of taxes of $8,989)	—	24,691	—	24,691
Amortization of loss on cash flow hedge (net of taxes of $438)	—	—	696	696
Amortization of prior service cost and deferred gains/losses (net of taxes of $9,592)	—	15,228	—	15,228
Balance, February 3, 2018	$(280,051)	$(159,562)	$(2,246)	$(441,859)

Note D.    Capital Stock and Earnings Per Share

Capital Stock: TJX repurchased and retired 22.3 million shares of its common stock at a cost of $1.7 billion during fiscal 2018, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.6 billion in fiscal 2018, $1.7 billion in fiscal 2017 and $1.8 billion in fiscal 2016, and repurchased 22.2 million shares in fiscal 2018, 22.3 million shares in fiscal 2017 and 26.6 million shares in fiscal 2016. These expenditures were funded primarily by cash generated from operations.

As of February 3, 2018 TJX had $1.1 billion available under previously announced stock repurchase programs. In February 2018, TJX announced that its Board of Directors had approved the repurchase of an additional $3.0 billion of TJX common stock from time to time.

All shares repurchased under the stock repurchase programs have been retired.

TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share: The following table presents the calculation of basic and diluted earnings per share for net income:

	Fiscal Year Ended
Amounts in thousands except per share amounts	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)
Basic earnings per share:
Net income	$2,607,948	$2,298,234	$2,277,658
Weighted average common stock outstanding for basic earnings per share calculation	636,827	655,647	673,484
Basic earnings per share	$4.10	$3.51	$3.38
Diluted earnings per share:
Net income	$2,607,948	$2,298,234	$2,277,658
Weighted average common stock outstanding for basic earnings per share calculation	636,827	655,647	673,484
Assumed exercise / vesting of:
Stock options and awards	9,278	8,785	9,767
Weighted average common stock outstanding for diluted earnings per share calculation	646,105	664,432	683,251
Diluted earnings per share	$4.04	$3.46	$3.33

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 12.5 million, 8.1 million and 4.1 million such options excluded at the end of fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Note E.    Financial Instruments

As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates as well as changes in fuel costs. These market risks may adversely affect TJX’s operating results and financial position. TJX seeks to minimize risk from changes in interest rates, foreign currency exchange rates and fuel costs through the use of derivative financial instruments when and to the extent we deem appropriate. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. TJX periodically reviews its net investments in foreign subsidiaries and did not enter into hedges for such investments during fiscal 2018.

Diesel Fuel Contracts: TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2018, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2019. The hedge agreements outstanding at February 3, 2018 relate to approximately 50% of TJX’s estimated notional diesel requirements for fiscal 2019. These diesel fuel hedge agreements will settle throughout fiscal 2019 and the first month of fiscal 2020. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts: TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in TJX International (United Kingdom, Ireland, Germany, Poland, Austria, the Netherlands and Australia), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at February 3, 2018 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2019. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.

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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 3, 2018:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location		Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 3, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł 67,000	£ 14,035	0.2095	(Accrued Exp)		$—	$(45)	$(45)
	€ 51,950	£ 46,095	0.8873	(Accrued Exp)		—	(318)	(318)
	U.S.$ 77,079	£ 55,000	0.7136	Prepaid Exp		1,636	—	1,636

Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 2.2M – 3.0M gal per month	Float on 2.2M – 3.0M gal per month	N/A	Prepaid Exp		7,854	—	7,854
Intercompany billings in TJX Europe, primarily merchandise related
	€ 26,000	£ 22,948	0.8826	(Accrued Exp	)	—	(2)	(2)

Merchandise purchase commitments
	C$ 462,464	U.S.$ 367,200	0.7940	Prepaid Exp / (Accrued Exp)		49	(5,478)	(5,429)
	C$ 22,562	€ 15,000	0.6648	Prepaid Exp		557	—	557
	£ 176,911	U.S.$ 238,000	1.3453	Prepaid Exp / (Accrued Exp)		173	(12,838)	(12,665)
	zł 288,646	£ 60,023	0.2079	(Accrued Exp)		—	(1,303)	(1,303)
	A$ 28,635	U.S.$ 22,230	0.7763	Prepaid Exp / (Accrued Exp)		43	(573)	(530)
	U.S.$ 44,223	€ 36,950	0.8355	Prepaid Exp		1,905	—	1,905
Total fair value of financial instruments						$12,217	$(20,557)	$(8,340)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 28, 2017:

In thousands	Pay	Receive	Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 28, 2017
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł 67,000	£ 13,000	0.1940	(Accrued Exp)	$—	$(6)	$(6)
	€ 63,000	£ 54,452	0.8643	Prepaid Exp	263	—	263
	U.S.$ 68,445	£ 55,000	0.8036	Prepaid Exp	1,196	—	1,196
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 2.1M – 2.5M gal per month	Float on 2.1M – 2.5M gal per month	N/A	Prepaid Exp	2,183	—	2,183
Intercompany billings in Europe, primarily merchandise related
	€ 68,000	£ 58,306	0.8574	Prepaid Exp	262	—	262

Merchandise purchase commitments
	C$ 462,025	U.S.$ 349,750	0.7570	Prepaid Exp / (Accrued Exp)	1,089	(3,081)	(1,992)
	C$ 19,571	€ 13,650	0.6975	Prepaid Exp / (Accrued Exp)	22	(290)	(268)
	£ 180,963	U.S.$ 227,500	1.2572	Prepaid Exp / (Accrued Exp)	2,327	(2,695)	(368)
	zł 249,079	£ 48,593	0.1951	Prepaid Exp / (Accrued Exp)	681	(927)	(246)
	U.S.$ 22,226	€ 20,686	0.9307	Prepaid Exp / (Accrued Exp)	178	(257)	(79)
Total fair value of financial instruments					$8,201	$(7,256)	$945

The impact of derivative financial instruments on the statements of income during fiscal 2018, fiscal 2017 and fiscal 2016 are as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	February 3, 2018	January 28, 2017	January 30, 2016
		(53 weeks)
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$1,207	$(17,250)	$(3,927)

Economic hedges for which hedge accounting was not elected:
Diesel contracts	Cost of sales, including buying and occupancy costs	7,946	3,906	(21,797)
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(3,042)	(8,684)	(5,768)

Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(45,886)	5,626	49,107
(Loss) gain recognized in income		$(39,775)	$(16,402)	$17,615

Included in the table above are realized losses of $30.5 million in fiscal 2018 and $6.1 million in fiscal 2017, and a gain of $28.5 million in fiscal 2016, all of which were largely offset by gains and losses on the underlying hedged item.

Note F.    Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017	January 30, 2016
Level 1
Assets:
Executive Savings Plan investments	$249,045	$195,733	$155,847
Level 2
Assets:
Short-term investments	$506,165	$543,242	$352,313
Foreign currency exchange contracts	4,363	6,018	28,643
Diesel fuel contracts	7,854	2,183	—
Liabilities:
Foreign currency exchange contracts	$20,557	$7,256	$3,455
Diesel fuel contracts	—	—	13,952

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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt at February 3, 2018 was $2.16 billion compared to a carrying value of $2.23 billion. The fair value of long-term debt at January 28, 2017 was $2.17 billion compared to a carrying value of $2.23 billion. The fair value of long-term debt at January 30, 2016 was $1.70 billion compared to a carrying value of $1.62 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. TJX also operates STP, an off-price Internet retailer that operates sierratradingpost.com and retail stores in the U.S. The results of STP are included in the Marmaxx segment.

All of TJX’s stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. HomeGoods and HomeSense offer home fashions.

The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Apparel
Clothing including footwear	52%	54%	55%
Jewelry and accessories	15	15	15
Home fashions	33	31	30
Total	100%	100%	100%

For fiscal 2018, TJX Canada and TJX International accounted for 24% of TJX’s net sales, 18% of segment profit and 27% of consolidated assets. For fiscal 2017, TJX Canada and TJX International accounted for 23% of TJX’s net sales, 15% of segment profit and 24% of consolidated assets. For fiscal 2016, TJX Canada and TJX International accounted for 23% of TJX’s net sales, 17% of segment profit and 23% of consolidated assets.

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

Presented below is financial information with respect to TJX’s business segments:

	Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)
Net sales:
In the United States
Marmaxx	$22,249,105	$21,246,034	$19,948,227
HomeGoods	5,116,328	4,404,607	3,915,221
TJX Canada	3,642,282	3,171,127	2,854,617
TJX International	4,856,949	4,361,976	4,226,873
	$35,864,664	$33,183,744	$30,944,938
Segment profit:
In the United States
Marmaxx(1)	$2,949,358	$2,995,045	$2,858,780
HomeGoods	674,511	613,778	549,318
TJX Canada	530,113	413,417	375,306
TJX International	249,226	235,519	316,939
	4,403,208	4,257,759	4,100,343
General corporate expense	515,032	408,236	395,643
Loss on early extinguishment of debt	—	51,773	—
Pension settlement charge	—	31,173	—
Interest expense, net	31,588	43,534	46,400
Income before provision for income taxes	$3,856,588	$3,723,043	$3,658,300

Business segment information (continued):

	Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017	January 30, 2016
Identifiable assets:
In the United States
Marmaxx	$5,676,464	$5,440,448	$5,526,570
HomeGoods	1,237,811	1,086,947	915,549
TJX Canada	1,459,924	1,345,003	1,021,584
TJX International	2,321,001	1,789,140	1,645,296
Corporate(2)	3,362,815	3,222,270	2,381,432
	$14,058,015	$12,883,808	$11,490,431
Capital expenditures:
In the United States
Marmaxx	$532,348	$449,169	$442,910
HomeGoods	149,505	173,979	130,593
TJX Canada	88,761	100,437	71,071
TJX International	287,003	301,162	244,806
	$1,057,617	$1,024,747	$889,380
Depreciation and amortization:
In the United States
Marmaxx	$399,014	$385,007	$364,892
HomeGoods	94,709	77,287	67,204
TJX Canada	68,033	62,427	54,573
TJX International	159,010	129,376	126,020
Corporate(3)	5,191	4,699	4,007
	$725,957	$658,796	$616,696

(1)	Fiscal 2018 amount includes an impairment charge of $99.3 million for goodwill and certain long-lived assets of STP.

(2)	Corporate identifiable assets consist primarily of cash, receivables, prepaid insurance, prepaid service contracts and the trust assets in connection with the Executive Savings Plan. Consolidated cash, including cash held in our foreign entities, is included with corporate assets for consistency with the reporting of cash for our segments in the U.S.

(3)	Includes debt discount accretion and debt expense amortization.

Note H. Stock Incentive Plan

TJX has a Stock Incentive Plan under which options and other share-based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 347.8 million shares with 26.6 million shares available for future grants as of February 3, 2018. TJX issues shares under the plan from authorized but unissued common stock.

Total compensation cost related to share-based compensation was $101.4 million, $102.3 million and $94.1 million in fiscal 2018, 2017 and 2016, respectively. As of February 3, 2018, there was $130.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of two years.

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

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Risk-free interest rate	1.75%	1.20%	1.50%
Dividend yield	1.5%	1.2%	1.2%
Expected volatility factor	23.5%	23.8%	24.4%
Expected option life in years	4.8	4.8	4.5
Weighted average fair value of options issued	$14.32	$14.55	$14.48

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

Stock Options: A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below (shares in thousands):

	Fiscal Year Ended
	February 3, 2018		January 28, 2017		January 30, 2016
	Options	WAEP	Options	WAEP	Options	WAEP
	(53 weeks)
Outstanding at beginning of year	27,353	$48.69	28,686	$41.68	30,078	$34.91
Granted	4,702	73.21	4,305	75.04	4,169	72.54
Exercised	(4,096)	32.23	(5,265)	30.83	(5,124)	25.87
Forfeitures	(329)	71.40	(373)	66.15	(437)	55.06
Outstanding at end of year	27,630	$55.03	27,353	$48.69	28,686	$41.68
Options exercisable at end of year	18,976	$46.56	18,980	$38.69	20,175	$31.75

The total intrinsic value of options exercised was $176.7 million in fiscal 2018, $239.7 million in fiscal 2017 and $227.4 million in fiscal 2016.

The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of February 3, 2018:

Shares in thousands	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest	8,014	$38,245	9.0 years	$73.70
Options exercisable	18,976	$605,624	5.0 years	$46.56
Total outstanding options vested and expected to vest	26,990	$643,869	6.2 years	$54.61

Options outstanding expected to vest represents total unvested options of 8.6 million adjusted for anticipated forfeitures.

Performance-Based Stock Awards: TJX granted performance-based restricted stock, performance-based restricted stock units and performance-based deferred stock awards (collectively referred to as performance-based stock awards) under the Stock Incentive Plan during fiscal 2018. These awards were granted without a purchase price to the recipient and are subject to vesting conditions, including specified performance criteria aligned with management incentive plans for a period of generally one to three years. The grant date fair value of the performance-based stock awards is charged to income over the requisite service period during which the recipient must remain employed. The fair value of the performance-based stock awards is determined at date of grant in accordance with ASC Topic 718 and assumes that performance goals will be achieved. If such goals are not met, or only partially met, awards and related compensation costs recognized are reduced on a pro rata basis.

A summary of the status of our nonvested performance-based stock awards and changes during fiscal 2018 is presented below:

Shares in thousands	Performance- based stock awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,559	$72.52
Granted	562	76.71
Vested	(551)	63.77
Forfeited	(47)	68.21

Nonvested at end of year	1,523	$77.37

There were 562,006 shares of performance-based stock awards, with a weighted average grant date fair value of $76.71, granted in fiscal 2018, 513,573 shares of performance-based stock awards, with a weighted average grant date fair value of $78.50, granted in fiscal 2017, and 696,057 shares of performance-based stock awards, with a weighted average grant date fair value of $70.41, granted in fiscal 2016. The fair value of performance-based stock awards that vested was $35.2 million in fiscal 2018, $38.5 million in fiscal 2017, and $27.1 million in fiscal 2016.

Other Awards: TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. The outside directors are awarded two annual deferred share awards, each representing shares of TJX common stock, which were valued at $80,000 for fiscal 2018. One award vests immediately and is payable, with accumulated dividends, in stock at the earlier of separation from service as a director or a change of control. The second award vests based on a director’s continued service until the annual meeting that follows the grant of the award (subject to possible earlier vesting in connection with or following a change of control) and is payable, with accumulated dividends, in stock upon vesting unless an irrevocable advance election is made whereby it is payable at the same time as the first award. As of the end of fiscal 2018, a total of 331,595 of these deferred shares were outstanding under the plan.

Note I.    Pension Plans and Other Retirement Benefits

Pension: TJX has a funded defined benefit retirement plan that covers eligible U.S. employees hired prior to February 1, 2006. No employee contributions are required, or permitted, and benefits are based principally on compensation earned in each year of service. TJX’s funded defined benefit retirement plan assets are invested in domestic and international equity and fixed income securities, both directly and through investment funds. The plan does not invest in TJX securities. TJX also has an unfunded supplemental retirement plan that covers certain key employees and provides additional retirement benefits based on final average compensation for certain of those employees (the “primary benefit”) or, alternatively, based on benefits that would be provided under the funded retirement plan absent Internal Revenue Code limitations (the “alternative benefit”).

Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the fiscal years indicated. The Company has elected the practical expedient pursuant to ASU 2015-04– Compensation-retirement benefits (Topic 715) and has selected the measurement date of January 31, the calendar month end closest to the Company’s fiscal year end.

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017	February 3, 2018		January 28, 2017
	(53 weeks )		(53 weeks	)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,269,010	$1,213,000	$86,309		$84,967
Service cost	46,845	45,440	1,888		1,835
Interest cost	55,301	56,094	3,316		3,391
Actuarial losses	67,232	91,114	4,580		740
Settlements	—	(103,197)	—		—
Benefits paid	(30,993)	(28,751)	(5,046)		(4,624)
Expenses paid	(3,306)	(4,690)	—		—
Projected benefit obligation at end of year	$1,404,089	$1,269,010	$91,047		$86,309
Accumulated benefit obligation at end of year	$1,277,216	$1,151,151	$77,668		$71,273

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017	February 3, 2018		January 28, 2017
	(53 weeks )		(53 weeks	)
Change in plan assets:
Fair value of plan assets at beginning of year	$1,176,960	$1,119,842	$—		$—
Actual return on plan assets	174,870	143,756	—		—
Employer contribution	100,000	50,000	5,046		4,624
Settlements	—	(103,197)	—		—
Benefits paid	(30,993)	(28,751)	(5,046)		(4,624)
Expenses paid	(3,306)	(4,690)	—		—
Fair value of plan assets at end of year	$1,417,531	$1,176,960	$—		$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,404,089	$1,269,010	$91,047		$86,309
Fair value of plan assets at end of year	1,417,531	1,176,960	—		—
Funded status – excess (asset) obligation	$(13,442)	$92,050	$91,047		$86,309
Net (asset) liability recognized on consolidated balance sheets	$(13,442)	$92,050	$91,047		$86,309
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$1,935	$2,313	$—		$—
Accumulated actuarial losses	243,761	303,612	28,164		26,438
Amounts included in accumulated other comprehensive income (loss)	$245,696	$305,925	$28,164		$26,438

The Consolidated Balance Sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $77.6 million at February 3, 2018 is reflected on the balance sheet as of that date as a current liability of $2.4 million, a long-term liability of $88.6 million, and a long-term asset of $13.4 million. The combined net accrued liability of $178.4 million at January 28, 2017 is reflected on the balance sheet as of that date as a current liability of $4.0 million and a long-term liability of $174.4 million.

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2019 for the funded plan is $0.4 million. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2019 is $12.1 million for the funded plan and $3.3 million for the unfunded plan.

TJX determined the assumed discount rate using the BOND: Link model in fiscal 2018 and fiscal 2017. TJX uses the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans’ expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	February 3, 2018	January 28, 2017	February 3, 2018	January 28, 2017
Discount rate	4.00%	4.40%	3.80%	4.00%
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%

TJX made aggregate cash contributions of $105.0 million in fiscal 2018, $54.6 million in fiscal 2017 and $55.7 million in fiscal 2016 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. We do not anticipate any required funding in fiscal 2019 for the funded plan. We anticipate making contributions of $2.4 million to provide current benefits coming due under the unfunded plan in fiscal 2019.

The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) related to our pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
Dollars in thousands	February 3, 2018	January 28, 2017	January 30, 2016	February 3, 2018		January 28, 2017	January 30, 2016
	(53 weeks )			(53 weeks	)
Net periodic pension cost:
Service cost	$ 46,845	$ 45,440	$50,080	$ 1,888		$ 1,835	$ 1,562
Interest cost	55,301	56,094	51,710	3,316		3,391	3,033
Expected return on plan assets	(69,345)	(70,535)	(78,042)	—		—	—
Amortization of prior service cost	377	377	377	—		—	—
Amortization of net actuarial loss	21,557	31,397	33,146	2,852		3,349	3,958
Settlement charge	—	31,173	—	—		—	—
Total expense	$ 54,735	$ 93,946	$57,271	$ 8,056		$ 8,575	$ 8,553
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(38,293)	$ 17,894	$(19,731)	$ 4,580		$ 740	$ 3,806
Amortization of net (loss)	(21,557)	(31,397)	(33,146)	(2,852)		(3,349)	(3,958)
Settlement charge	—	(31,173)	—	—		—	—
Amortization of prior service cost	(377)	(377)	(377)	—		—	—
Total recognized in other comprehensive income (loss)	$(60,227)	$(45,053)	$(53,254)	$ 1,728		$(2,609)	$ (152)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$ (5,492)	$ 48,893	$4,017	$ 9,784		$ 5,966	$ 8,401
Weighted average assumptions for expense purposes:
Discount rate	4.40%	4.80%/3.80%	4.00%	4.00%		4.20%	3.70%
Expected rate of return on plan assets	6.00%	6.50%/6.00%	6.75%	N/A		N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%		6.00%	6.00%

During the third quarter of fiscal 2017, TJX offered eligible former TJX Associates, who had not yet commenced receiving their pension benefit, an opportunity to receive a lump sum payout of their vested pension benefit. On October 21, 2016, the Company’s pension plan paid $103.2 million from pension plan assets to those who accepted this offer, thereby reducing its pension benefit obligations. The transaction had no cash impact on TJX but did result in a non-cash pre-tax pension settlement charge of $31.2 million, which is reported separately on the Consolidated Statements of Income. As a result of the lump sum payout the Company re-measured the funded status of its pension plan as of September 30, 2016. The assumptions for pension expense presented above includes a discount rate of 4.80% through the measurement date and 3.80% thereafter. The expected rate of return on plan assets is 6.50% through the measurement date and 6.00% thereafter.

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

The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In thousands	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year
2019	$40,133	$2,483
2020	43,782	42,591
2021	47,693	3,517
2022	52,158	4,503
2023	56,718	4,972
2024 through 2028	352,753	27,953

The following table presents the fair value hierarchy (See Note F – Fair Value Measurements of Notes to Consolidated Financial Statements) for pension assets measured at fair value on a recurring basis as of February 3, 2018 and January 28, 2017:

	Funded Plan at February 3, 2018
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$109,183	$—	$109,183
Equity Securities	279,635	—	279,635
Fixed Income Securities:
Corporate and government bond funds	—	420,117	420,117
Futures Contracts	—	337	337
Total assets in the fair value hierarchy	$388,818	$420,454	$809,272
Assets measured at net asset value*	—	—	608,259
Fair value of assets	$388,818	$420,454	$1,417,531

	Funded Plan at January 28, 2017
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$63,704	$—	$63,704
Equity Securities	208,451	—	208,451
Fixed Income Securities:
Corporate and government bond funds	—	386,777	386,777
Futures Contracts	—	(31)	(31)
Total assets in the fair value hierarchy	$272,155	$386,746	$658,901
Assets measured at net asset value*	—	—	518,059
Fair value of assets	$272,155	$386,746	$1,176,960

*	In accordance with Subtopic 820-10, certain investments that were measured using net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of assets presented above.

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

The following is a summary of TJX’s target allocation guidelines for plan assets along with the actual allocation of plan assets as of the valuation date for the fiscal years presented:

		Actual Allocation for Fiscal Year Ended
	Target Allocation	February 3, 2018	January 28, 2017
Return-seeking assets	50%	47%	44%
Liability-hedging assets	50%	46%	51%
All other – primarily cash	—	7%	5%

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

TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees and a similar type of plan for eligible employees in Puerto Rico. Assets under the plans totaled $1,787.9 million as of December 31, 2017 and $1,480.9 million as of December 31, 2016, and are invested in a variety of funds. Employees may contribute up to 50% of eligible pay, subject to limitations. TJX matches employee contributions, up to 5% of eligible pay, including a basic match at rates of 25% or 75% (based upon date of hire and other eligibility criteria) plus a discretionary match, generally up to 25%, based on TJX’s performance. TJX may also make additional discretionary contributions. Eligible employees are automatically enrolled in the U.S. plan at a 2% deferral rate, unless the employee elects otherwise. The total cost to TJX for these plans was $54.5 million in fiscal 2018, $45.6 million in fiscal 2017 and $41.9 million in fiscal 2016. The plans include a TJX stock fund in which participants could invest a portion of TJX’s matching contribution. The TJX stock fund was closed to new investments, other than reinvestment of dividends, at the end of calendar 2015 and subsequent to year-end, was eliminated from the plans. The TJX stock fund represented 3.9% of plan assets at December 31, 2017 and 6.2% of plan assets at December 31, 2016.

TJX also has a nonqualified savings plan (the Executive Savings Plan) for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $6.3 million in fiscal 2018, $5.8 million in fiscal 2017 and $4.5 million in fiscal 2016. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.

In addition to the plans described above, TJX also maintains retirement/deferred savings plans for eligible associates at its foreign subsidiaries. We contributed $12.6 million for these plans in fiscal 2018, $10.2 million for these plans in fiscal 2017 and $9.7 million in fiscal 2016.

Multiemployer Pension Plans: TJX contributes to certain multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $16.3 million in fiscal 2018, $14.5 million in fiscal 2017 and $13.4 million in fiscal 2016 to the Legacy Plan of the National Retirement Fund (formerly, the National Retirement Fund) (EIN #13-6130178, plan #001) and the Adjustable Plan of the National Retirement Fund (EIN #13-6130178, plan #002) and was listed in each plan’s Form 5500 as providing more than 5% of the total contributions for the plan year ending December 31, 2016. Based on information available to TJX, the Pension Protection Act Zone Status of the Legacy Plan of the National Retirement Fund is Critical and a rehabilitation plan has been implemented. In addition, based on information available to TJX, a portion of the National Retirement Fund that is related to UNITE HERE participants was transferred to a newly established fund at the end of 2017. TJX has not yet determined the effect of any such transfer.

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

Postretirement Medical: TJX previously maintained a postretirement medical plan that provided limited postretirement medical benefits to retirees who were eligible for the defined benefit plan and who retired at age 55 or older with ten or more years of service. During fiscal 2006, TJX eliminated this benefit for all active associates and modified the benefit that was offered to retirees enrolled in the plan at that time.

During the first quarter of fiscal 2017, TJX terminated the unfunded postretirement medical plan and made a discretionary lump sum payment to participants. The settlement of the liability and the recognition of the remaining negative plan amendment resulted in a pre-tax benefit of $5.5 million in the first quarter of fiscal 2017.

Note J.    Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of February 3, 2018 and January 28, 2017. All amounts are net of unamortized debt discounts.

In thousands	February 3, 2018	January 28, 2017
General corporate debt:
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $234 and $278 in fiscal 2018 and 2017, respectively)	$499,766	$499,722
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $250 and $325 in fiscal 2018 and 2017, respectively)	749,750	749,675
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $6,403 and $7,149 in fiscal 2018 and 2017, respectively)	993,597	992,851
Debt issuance cost	(12,506)	(14,649)
Long-term debt	$2,230,607	$2,227,599

The aggregate maturities of long-term debt, inclusive of current installments at February 3, 2018 are as follows:

In thousands	Long-Term Debt
Fiscal Year 2019	$—
2020	—
2021	—
2022	750,000
2023	—
Later years	1,500,000
Less amount representing unamortized debt discount	(6,887)
Less amount representing debt issuance cost	(12,506)
Aggregate maturities of long-term debt	$2,230,607

On September 12, 2016, TJX issued $1.0 billion aggregate principal amount of 2.25% ten-year notes due September 2026. TJX entered into a rate-lock agreement to hedge $700 million of the 2.25% notes. The cost of these agreements are being amortized to interest expense over the term of the notes resulting in an effective fixed rate of 2.36%. On October 12, 2016, TJX used a portion of the proceeds from the 2.25% ten-year notes to redeem all outstanding 6.95% ten-year notes and recorded a pre-tax loss on the early extinguishment of debt of $51.8 million, which includes $50.6 million of redemption premium and $1.2 million to write off unamortized debt expenses and discount.

At February 3, 2018, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $750 million aggregate principal amount of 2.75% seven-year notes due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes. TJX also entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.

At February 3, 2018, TJX had two $500 million revolving credit facilities, one which matures in March 2020 and one which matures in March 2022. The $500 million revolving credit facility maturing in March 2020 was also outstanding at January 28, 2017, while the facility maturing in 2022 had a March 2021 maturity date as of that date. In March 2017, the maturity of the $500 million revolving credit facility scheduled to mature in March 2021 was extended to March 2022. No other terms of the facility were modified at that time.

The terms and covenants under the revolving credit facilities require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and will vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities require TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, consolidated rentals, depreciation and amortization (EBITDAR) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented. As of February 3, 2018 and January 28, 2017, and during the years then ended, there were no amounts outstanding under these facilities.

As of February 3, 2018 and January 28, 2017, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of February 3, 2018 and January 28, 2017, and during the years then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of February 3, 2018 and January 28, 2017, our European business at TJX International had an uncommitted credit line of £5 million. As of February 3, 2018 and January 28, 2017, and during the years then ended, there were no amounts outstanding on the European credit line.

Note K.    Income Taxes

The 2017 Tax Act made broad and complex changes to the U.S. tax code which had a significant impact on our 2017 tax expense, including reducing the U.S. federal corporate tax rate from 35% to 21%, expanded rules regarding expensing of fixed assets, and required one-time transition tax on certain undistributed earnings of foreign subsidiaries. Other provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, expanded limitations on executive compensation, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e. global intangible low-taxed income or “GILTI”). Because of the complexity of the new provisions, the Company is continuing to evaluate how the provisions will be accounted under GAAP. We do not expect these provisions to have a significant impact on the Company when effective.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the 2017 Tax Act. To the extent our accounting for certain income tax effects of the 2017 Tax Act is incomplete but we are able to determine a reasonable estimate, we recorded a provisional estimate in the financial statements. The provisional tax benefit of the 2017 Tax Act is based on currently available information and interpretations, which are continuing to evolve. We will continue to analyze additional information and guidance related to the 2017 Tax Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of February 3, 2018, and we will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118. We expect to complete our analysis no later than the fourth quarter of fiscal 2019.

For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year Ended
In thousands	February 3, 2018		January 28, 2017	January 30, 2016
	(53 weeks	)
United States	$3,255,057		$3,196,370	$3,102,304
Foreign	601,531		526,673	555,996
Income before provision for income taxes	$3,856,588		$3,723,043	$3,658,300

The provision for income taxes includes the following:

	Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks )
Current:
Federal	$1,063,141	$1,068,778	$992,094
State	160,650	213,505	208,357
Foreign	161,974	148,367	149,408
Deferred:
Federal	(164,523)	(3,107)	34,620
State	27,595	(10,583)	(9,979)
Foreign	(197)	7,849	6,142
Provision for income taxes	$1,248,640	$1,424,809	$1,380,642

TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017
Deferred tax assets:
Net operating loss carryforward	$40,088	$27,396
Reserves for lease obligations	3,637	5,107
Pension, stock compensation, postretirement and employee benefits	232,887	412,391
Leases	42,999	57,223
Accruals and reserves	51,281	67,662
Other	25,599	48,463
Total gross deferred tax assets	$396,491	$618,242
Valuation allowance	(42,332)	(29,273)
Net deferred tax asset	$354,159	$588,969
Deferred tax liabilities:
Property, plant and equipment	$437,621	$569,377
Capitalized inventory	45,125	51,077
Tradename/intangibles	12,628	51,976
Undistributed foreign earnings	65,013	213,948
Other	20,271	10,398
Total deferred tax liabilities	$580,658	$896,776
Net deferred tax (liability)	$(226,499)	$(307,807)
Non-current asset	$6,558	$6,193
Non-current liability	(233,057)	(314,000)
Total	$(226,499)	$(307,807)

TJX has provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through February 3, 2018. We have not provided for state and foreign withholding taxes on the approximately $1 billion of undistributed earnings related to all other foreign subsidiaries as we have provisionally asserted that these earnings are indefinitely reinvested in the business. The net amount of unrecognized state and foreign withholding tax liabilities related to the undistributed earnings is approximately $31 million.

As of February 3, 2018 and January 28, 2017, for state income tax purposes, TJX had net operating loss carryforwards of $113.9 million and $99.2 million respectively, which expire, if unused, in the years 2019 through 2037. TJX has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance of $8.9 million has been provided for the deferred tax asset as of February 3, 2018 and $6.8 million as of January 28, 2017.

As of February 3, 2018 and January 28, 2017, the Company had available for foreign income tax purposes (related to Australia, Austria and the Netherlands) net operating loss carryforwards of $111 million and $75 million respectively, of which $13.6 million will expire, if unused, in fiscal years 2025 through 2027. The remaining loss carryforwards do not expire. For the deferred tax assets associated with the net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized, TJX had valuation allowances recorded of approximately $33.4 million as of February 3, 2018, and approximately $22.5 million as of January 28, 2017.

The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)
U.S. federal statutory income tax rate	33.7%	35.0%	35.0%
Effective state income tax rate	3.6	3.5	3.5
Impact of foreign operations	(0.1)	(0.2)	(0.7)
Excess share-based compensation	(1.3)	—	—
Impact of 2017 Tax Act	(2.3)	—	—
All other	(1.2)	—	(0.1)
Worldwide effective income tax rate	32.4%	38.3%	37.7%

TJX’s U.S. federal statutory rate of 33.7% is a blended rate of the year due to the enactment of the 2017 Tax Act. TJX’s effective income tax rate decreased for fiscal 2018 as compared to fiscal 2017. The decrease in the effective income tax rate was primarily due to the favorable effect of the 2017 Tax Act, excess tax benefit from share-based compensation attributable to the adoption of ASU 2016-09, and the jurisdictional mix of income.

We have reasonably estimated the effects of the 2017 Tax Act and recorded a provisional benefit of approximately $88 million in our financial statements as of February 3, 2018. This amount consists of a net benefit of $281 million for the remeasurement of deferred taxes as of December 22, 2017 due to the corporate tax rate reduction and the reversal of all previous deferred U.S. tax liabilities, reduced for the applicable state and foreign withholding taxes, on undistributed earnings, reduced by a net expense of $193 million for the transition tax of which, $16 million is expected to be paid during fiscal 2019.

TJX had net unrecognized tax benefits (net of federal benefit on state issues) of $57.3 million as of February 3, 2018, $38.5 million as of January 28, 2017 and $34.1 million as of January 30, 2016.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017	January 30, 2016
Balance at beginning of year	$49,092	$43,326	$55,619
Additions for uncertain tax positions taken in current year	6,504	7,018	2,248
Additions for uncertain tax positions taken in prior years	7,990	327	11,707
Reductions for uncertain tax positions taken in prior years	(587)	(334)	(23,874)
Reductions resulting from lapse of statute of limitations	(1,295)	(1,245)	(389)
Settlements with tax authorities	—	—	(1,985)
Balance at end of year	$61,704	$49,092	$43,326

Included in the gross amount of unrecognized tax benefits are items that will impact future effective tax rates upon recognition. These items amounted to $55.8 million as of February 3, 2018, $43.8 million as of January 28, 2017 and $39.0 million as of January 30, 2016.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, fiscal years through 2008 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.

TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $1.9 million for the year ended February 3, 2018, $1.4 million for the year ended January 28, 2017 and $1.6 million for the year ended January 30, 2016. The accrued amounts for interest and penalties are $11.9 million as of February 3, 2018, $8.0 million as of January 28, 2017 and $7.0 million as of January 30, 2016.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of February 3, 2018. During the next twelve months, it is reasonably possible that state tax audit resolutions may reduce unrecognized tax benefits by $0 to $21 million, which would reduce the provision for taxes on earnings.

Note L.    Commitments

TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of TJX’s leases are store operating leases with ten-year terms and options to extend for one or more five-year periods in the U.S. and Canada and ten to fifteen year terms in Europe and Australia, some of which have options to extend. Many of the Company’s leases contain escalation clauses and we have the right to terminate some of the leases before the expiration date under specified circumstances and some with specified payments. In addition, TJX is generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These expenses in the aggregate were approximately one-third of the total minimum rent in fiscal 2018, fiscal 2017 and fiscal 2016 and are not included in the table below.

The following is a schedule of future minimum lease payments for continuing operations as of February 3, 2018:

In thousands	Operating Leases
Fiscal Year 2019	$1,600,536
2020	1,534,650
2021	1,389,854
2022	1,208,046
2023	1,025,314
Later years	2,736,351
Total future minimum lease payments	$9,494,751

Rental expense under operating leases for continuing operations amounted to $1,591.4 million for fiscal 2018, $1,435.2 million for fiscal 2017 and $1,365.6 million for fiscal 2016. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $18.4 million in fiscal 2018, $14.7 million in fiscal 2017 and $15.7 million in fiscal 2016. Sublease income was $1.3 million in fiscal 2018, $1.2 million in fiscal 2017 and $0.9 million in fiscal 2016.

As of February 3, 2018 we have a number of lease agreements for facilities and stores that resulted in TJX being considered the owner of the property for accounting purposes (see Lease Accounting within Note A – Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements). The assets related to these properties are included in “land and buildings” and the related liabilities of $221.9 million are included in “other long-term liabilities.”

TJX had outstanding letters of credit totaling $40.2 million as of February 3, 2018 and $41.2 million as of January 28, 2017. Letters of credit are issued by TJX primarily for the purchase of inventory.

Note M.    Accrued Expenses and Other Liabilities, Current and Long Term

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017
Employee compensation and benefits, current	$686,294	$630,049
Dividends payable	199,029	170,490
Accrued capital additions	90,336	111,963
Rent, utilities and occupancy, including real estate taxes	234,183	214,001
Merchandise credits and gift certificates	399,482	362,473
Insurance	87,546	84,363
Sales tax collections and V.A.T. taxes	200,005	199,602
All other current liabilities	626,086	547,523
Accrued expenses and other current liabilities	$2,522,961	$2,320,464

All other current liabilities include accruals for advertising, customer rewards liability, interest, reserve for sales returns, reserve for taxes, fair value of derivatives, expense payables, purchased services and other items, each of which is individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017
Employee compensation and benefits, long term	$442,624	$471,728
Accrued rent	263,178	231,681
Landlord allowances	88,747	77,887
Income taxes payable	176,772	—
Tax reserve, long term	44,753	36,713
Financing lease obligations	221,917	176,232
Asset retirement obligation	49,266	45,573
All other long-term liabilities	33,248	34,140
Other long-term liabilities	$1,320,505	$1,073,954

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

TJX may also be contingently liable on up to eight leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote, and has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $48.7 million as of February 3, 2018. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

TJX is a party to various agreements under which it may be obligated to indemnify the other party with respect to certain losses related to such matters as title to assets sold, specified environmental matters or certain income taxes. These obligations are often limited in time and amount. There are no amounts reflected in our balance sheets with respect to these contingent obligations.

Contingencies: TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes. TJX is also defending putative class action claims on behalf of customers relating to TJX’s compare at pricing. The lawsuits are in various procedural stages and seek monetary damages, injunctive relief and attorneys’ fees. In connection with ongoing litigation, an immaterial amount has been accrued in the accompanying financial statements.

Note O.    Supplemental Cash Flows Information

TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In thousands	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)
Cash paid for:
Interest on debt	$64,308	$72,619	$64,188
Income taxes	1,289,964	1,282,172	1,301,122
Non-cash investing and financing activity:
Construction in progress	$(27,207)	$(94,291)	$(30,767)
Financing lease obligation	27,207	94,291	30,767
Dividends payable	29,836	29,195	20,315
Property additions	(21,627)	(20,908)	33,384

Note P.    Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly consolidated financial data for fiscal 2018 and fiscal 2017 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

In thousands except per share amounts	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
Fiscal Year Ended February 3, 2018 (53 weeks)
Net sales	$7,784,024	$8,357,700	$8,762,220	$10,960,720
Gross earnings(1)	2,253,952	2,385,025	2,612,200	3,111,320
Net income	536,279	552,957	641,436	877,276
Basic earnings per share	0.83	0.87	1.01	1.39
Diluted earnings per share	0.82	0.85	1.00	1.37
Fiscal Year Ended January 28, 2017 (52 weeks)
Net sales	$7,542,356	$7,882,053	$8,291,688	$9,467,647
Gross earnings(1)	2,170,213	2,319,092	2,447,815	2,680,870
Net income	508,346	562,174	549,786	677,928
Basic earnings per share	0.77	0.85	0.84	1.04
Diluted earnings per share	0.76	0.84	0.83	1.03

(1)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.

(2)	The third quarter of fiscal 2017 includes a loss on early extinguishment of debt and a pension settlement charge.

(3)	The fourth quarter of fiscal 2018 includes 14 weeks, a $99.3 million impairment charge and a net benefit related to the 2017 Tax Act.