Form 10-Q
period 2018-05-05
TJX COMPANIES INC /DE/
filed 2018-06-01
CIK 109198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2018

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

The number of shares of registrant’s common stock outstanding as of May 5, 2018: 625,202,688

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net sales	$8,688,720	$7,784,024

Cost of sales, including buying and occupancy costs	6,178,239	5,530,072
Selling, general and administrative expenses	1,550,775	1,411,603
Interest expense, net	4,148	9,841

Income before provision for income taxes	955,558	832,508
Provision for income taxes	239,177	296,229

Net income	$716,381	$536,279

Basic earnings per share:
Net income	$1.14	$0.83
Weighted average common shares – basic	626,612	644,425
Diluted earnings per share:
Net income	$1.13	$0.82
Weighted average common shares – diluted	634,436	654,799
Cash dividends declared per share	$0.390	$0.3125

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net income	$716,381	$536,279

Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefit of $1,206 in fiscal 2019 and $20,543 in fiscal 2018	(122,529)	(5,247)
Gain on net investment hedges, net of related tax provision of $2,201 in fiscal 2019	6,044	—
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains, net of related tax provisions of $1,328 in fiscal 2019 and $2,543 in fiscal 2018	2,608	3,868
Amortization of loss on cash flow hedge, net of related tax provisions of $77 in fiscal 2019 and $112 in fiscal 2018	206	171

Other comprehensive (loss), net of tax	(113,671)	(1,208)

Total comprehensive income	$602,710	$535,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

IN THOUSANDS, EXCEPT SHARE DATA

	May 5, 2018	February 3, 2018	April 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,681,105	$2,758,477	$2,669,495
Short-term investments	435,903	506,165	457,091
Accounts receivable, net	368,314	327,166	317,224
Merchandise inventories	4,369,893	4,187,243	3,736,114
Prepaid expenses and other current assets	567,060	706,676	368,576

Total current assets	8,422,275	8,485,727	7,548,500

Net property at cost	5,026,092	5,006,053	4,601,044
Non-current deferred income taxes, net	3,178	6,558	6,347
Goodwill	98,614	100,069	195,585
Other assets	456,965	459,608	412,005

TOTAL ASSETS	$14,007,124	$14,058,015	$12,763,481

LIABILITIES
Current liabilities:
Accounts payable	$2,509,089	$2,488,373	$2,174,727
Accrued expenses and other current liabilities	2,220,842	2,522,961	2,021,724
Federal, state and foreign income taxes payable	246,933	114,203	408,941

Total current liabilities	4,976,864	5,125,537	4,605,392

Other long-term liabilities	1,275,843	1,320,505	1,071,526
Non-current deferred income taxes, net	260,649	233,057	304,689
Long-term debt	2,231,360	2,230,607	2,228,351
Commitments and contingencies (See Note K)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 625,202,688; 628,009,022 and 643,276,269 respectively	625,203	628,009	643,276
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(555,530)	(441,859)	(695,434)
Retained earnings	5,192,735	4,962,159	4,605,681

Total shareholders’ equity	5,262,408	5,148,309	4,553,523

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,007,124	$14,058,015	$12,763,481

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN THOUSANDS

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Cash flows from operating activities:
Net income	$716,381	$536,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,295	172,485
Loss on property disposals	1,744	1,059
Deferred income tax provision	7,335	8,250
Share-based compensation	24,029	24,051
Changes in assets and liabilities:
(Increase) in accounts receivable	(43,787)	(58,147)
(Increase) in merchandise inventories	(225,187)	(88,558)
(Increase) in taxes recoverable	(2,482)	(1,300)
Decrease in prepaid expenses and other current assets	222,014	20,587
Increase (decrease) in accounts payable	44,037	(56,968)
(Decrease) in accrued expenses and other liabilities	(318,544)	(307,228)
Increase in income taxes payable	133,663	202,811
Other	(26,613)	(4,887)

Net cash provided by operating activities	724,885	448,434

Cash flows from investing activities:
Property additions	(264,943)	(258,515)
Purchase of investments	(148,239)	(233,166)
Sales and maturities of investments	192,690	289,924

Net cash (used in) investing activities	(220,492)	(201,757)

Cash flows from financing activities:
Cash payments for repurchase of common stock	(395,399)	(349,999)
Proceeds from issuance of common stock	84,561	52,033
Cash dividends paid	(197,296)	(168,566)
Cash payments of employee tax withholdings for performance based stock awards	(16,015)	(16,823)
Other	(1,858)	(759)

Net cash (used in) financing activities	(526,007)	(484,114)

Effect of exchange rate changes on cash	(55,758)	(22,917)

Net (decrease) in cash and cash equivalents	(77,372)	(260,354)
Cash and cash equivalents at beginning of year	2,758,477	2,929,849

Cash and cash equivalents at end of period	$2,681,105	$2,669,495

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

IN THOUSANDS

	Common Stock		Additional	Accumulated Other
	Shares	Par Value $1	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balance, February 3, 2018	628,009	$628,009	$—	$(441,859)	$4,962,159	$5,148,309
Net income	—	—	—	—	716,381	716,381
Cumulative effect of accounting change (See Note A)	—	—	—	—	58,712	58,712
Other comprehensive income (loss), net of tax	—	—	—	(113,671)	—	(113,671)
Cash dividends declared on common stock	—	—	—	—	(244,500)	(244,500)
Recognition of share-based compensation	—	—	24,029	—	—	24,029
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	2,043	2,043	66,504	—	—	68,547
Common stock repurchased and retired	(4,849)	(4,849)	(90,533)	—	(300,017)	(395,399)

Balance, May 5, 2018	625,203	$625,203	$—	$(555,530)	$5,192,735	$5,262,408

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These Consolidated Financial Statements and Notes are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its financial statements for the periods reported, all in conformity with GAAP consistently applied. The Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (“fiscal 2018”).

These interim results are not necessarily indicative of results for the full fiscal year. TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.

The February 3, 2018 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Fiscal Year

TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends February 2, 2019 (“fiscal 2019”) and is a 52-week fiscal year. Fiscal 2018 was a 53-week fiscal year.

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

Summary of Accounting Policies

Revenue Recognition

TJX adopted Revenue from Contracts with Customers (referred to as “ASC 606”), on February 4, 2018 (“the adoption date”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. TJX adopted the new guidance under the modified retrospective approach which resulted in a $59 million cumulative adjustment to increase retained earnings. The cumulative adjustment primarily related to revenue recognized on the value of unredeemed rewards certificates issued to customers as part of the Company’s U.S. co-branded credit card loyalty program. We will now recognize the estimated unredeemed awards when they are earned, rather than when merchandise credits expire or when the likelihood of redemption becomes remote. In addition, on-line sales are now recognized at the shipping point rather than receipt by the customer.

Other changes relate to the presentation of revenue as certain expenses previously presented as a reduction of revenue are now classified as selling, general and administrative expenses (“SG&A”). The new standard required a change in the presentation of our sales return reserve on the balance sheet, which we previously recorded net of the value of returned merchandise, but will now be presented at gross sales value with an asset established for the value of the merchandise returned. There is no change in the timing or amount of revenue recognized from point of sale at the registers in our stores, which constitutes the majority of the Company’s revenue.

Financial results for fiscal periods after the adoption date are presented under ASC 606 while results from prior periods are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We applied ASC 606 only to contracts that were not completed prior to fiscal 2019. Adoption of the new guidance did not have a material impact on our financial condition or results of operations for fiscal period ended May 5, 2018 other than additional disclosure requirements.

Net Sales

Net sales consist primarily of merchandise sales, which are recorded net of a reserve for estimated returns, any discounts and sales taxes, related to the sales of merchandise both within our stores and online. Net sales also include an immaterial amount of other revenues that represent less than 1% of total revenues, primarily generated from TJX’s co-branded loyalty rewards credit card program offered in the United States only. Certain customers may receive discounts which are accounted for as consideration reducing the transaction price. Merchandise sales from our stores are recognized at the point of sale when TJX provides the merchandise to the customer. The performance obligation is fulfilled at this point when the customer has obtained control by paying for and leaving with the merchandise. Merchandise sales made online are recognized when the product has been shipped, which is when legal title has passed and when TJX is entitled to payment, and the customer has obtained the ability to direct the use of and obtain substantially all of the remaining benefits from the goods. Shipping and handling activities related to online sales occur after the customer obtains control of the goods. TJX’s policy is to treat shipping costs as part of our fulfillment center costs within our operating expenditures. As a result, shipping fee revenues received will be recognized when control of the goods transfer to the customer and will continue to be recorded as net sales. Shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs. TJX disaggregates revenue by operating segment, see Note G—Segment Information.

Deferred Gift Card Revenue

Proceeds from the sale of gift cards as well as the value of store cards issued to customers as a result of a return or exchange are deferred until the customers use the cards to acquire merchandise, as TJX does not fulfill its performance obligation until the gift card has been redeemed. While gift cards have an indefinite life, substantially all are redeemed in the first year of issuance. Based on historical experience, we estimate the amount of gift cards and store cards that will not be redeemed and, to the extent allowed by local law, these amounts are amortized into income over the redemption period.

In millions	May 5, 2018
Balance beginning of period	$406.6
Deferred revenue	330.5
Effect of exchange rates changes on deferred revenue	(3.2)
Revenue recognized	(371.8)

Balance end of period	$362.1

TJX recognized $372 million in gift card revenue in the first quarter fiscal 2019. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

Sales Return Reserve

Our products are generally sold with a right of return and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. We have elected to apply the portfolio practical expedient and will estimate the variable consideration using the expected value method when calculating the returns reserve, as the difference to applying it to the individual contract would not differ materially. Returns will continue to be estimated based on historical experience and will be required to be established and presented at the gross sales value with an asset established for the estimated value of the merchandise returned separate from the refund liability. Liabilities for return allowances are included in “Accrued expenses and other current liabilities” and the offsetting receivable is included in “Prepaid expenses and other current assets” on our consolidated balance sheets.

Goodwill

Goodwill includes the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain, as well as the excess of cost over the estimated fair market value of the net assets acquired by TJX in the purchase of Winners in fiscal 1991, the purchase of Sierra Trading Post (“STP”) in fiscal 2013, and the purchase of Trade Secret in fiscal 2016, which was re-branded under the T.K. Maxx name during fiscal 2018. The following is a roll forward of goodwill by component:

Amounts in thousands	Marmaxx	Winners	Sierra Trading Post	T.K. Maxx in Australia	Total
Balance, January 31, 2017	$70,027	$1,686	$97,254	$26,904	$195,871
Impairment	—	—	(97,254)	—	(97,254)
Effect of exchange rate changes on goodwill	—	98	—	1,354	1,452

Balance, February 3, 2018	70,027	1,784	—	28,258	100,069
Effect of exchange rate changes on goodwill	—	(58)	—	(1,397)	(1,455)

Balance, May 5, 2018	$70,027	$1,726	$—	$26,861	$98,614

Goodwill is considered to have an indefinite life and accordingly is not amortized. In the fourth quarter of fiscal 2018, the Company recorded an impairment charge of $99.3 million, which included $97.3 million of STP goodwill and $2.0 million for certain long-lived assets of STP, as the estimated fair value of the STP business fell below its carrying value due to a decrease in projected revenue growth rates. The impairment charge is included within the Marmaxx segment results. Goodwill, and the related impairments if any, are included in the respective operating segment to which they relate.

Future Adoption of New Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance on leases that aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. We plan to adopt this standard in the first quarter of the fiscal year ending February 1, 2020. The Company is in the process of implementing a new lease accounting system and has established a cross-functional team to implement the updated lease guidance. This team is in the process of evaluating our lease portfolio to assess the impact this standard will have on our Consolidated Financial Statements and Notes thereto. The Company expects this standard to have a material impact on its statement of financial condition as it will record a significant asset and liability associated with its more than 4,100 leased locations. We plan to implement the transition package of three practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classifications. We expect to make an accounting policy election that will keep leases with a term of 12 months or less off the balance sheet and result in recognizing those lease payments on a straight-line basis over the lease term. As our leases do not provide an implicit rate, we plan to use our incremental borrowing rate based on information available at commencement date to determine the present value of future payments. The Company has determined that the initial lease term will not differ under the new standard versus current accounting practice, and therefore the income statement impact of the new standard is not expected to be material.

Hedging Activities

In August 2017, the FASB issued updated guidance on hedge accounting. The updates allow hedge accounting for new types of interest rate hedges of financial instruments and simplify the documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge ineffectiveness will be reported in the same income statement line with the effective hedge results and the hedged transaction. The updated guidance is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet determined the timing for adoption or estimated the effect on the Company’s consolidated financial statements.

Income Statement – Reporting Comprehensive Income

In February 2018, the FASB issued updated guidance related to reporting comprehensive income. The updated guidance allows for a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effect resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The updated guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The updated guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the 2017 Tax Act is recognized. The Company has not yet determined the timing of adoption or estimated the effect on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

Revenue Recognition

See Revenue Recognition in this Note A for the impact upon adoption.

Cash Flows

In the first quarter of fiscal 2019, TJX adopted a pronouncement that addresses differences in the way certain cash receipts and cash payments are presented in the statement of cash flows. The new guidance provides clarity around the cash flow classification for eight specific issues in an effort to reduce the current and potential future differences in practice. The standard did not have a material impact on our consolidated statements of cash flows.

Retirement Benefits

In the first quarter of fiscal 2019, TJX adopted a pronouncement related to retirement benefits, which requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if such a subtotal is presented. The amendments in this update were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The impact to prior periods was immaterial. As a result of the adoption, for the three months ended May 5, 2018, service costs are recorded in the same line items as other compensation costs and non-service costs are recorded in SG&A in our income statement.

Income Taxes

In the first quarter of fiscal 2019, TJX adopted ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, which provides guidance on accounting for the tax effects of the 2017 Tax Act. This guidance allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. We will continue to assess our provision for income taxes as future guidance is issued.

Note B. Property at Cost

The following table presents the components of property at cost:

In thousands	May 5, 2018	February 3, 2018	April 29, 2017
Land and buildings	$1,377,854	$1,355,777	$1,255,710
Leasehold costs and improvements	3,245,902	3,254,830	2,962,697
Furniture, fixtures and equipment	5,455,039	5,357,701	5,019,753

Total property at cost	$10,078,795	$9,968,308	$9,238,160
Less accumulated depreciation and amortization	5,052,703	4,962,255	4,637,116

Net property at cost	$5,026,092	$5,006,053	$4,601,044

Depreciation expense was $193.7 million for the three months ended May 5, 2018 and $172.6 for the three months ended April 29, 2017. Depreciation expense was $726.0 million for the twelve months ended February 3, 2018.

Note C. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of taxes. The following table details the changes in accumulated other comprehensive income (loss) for the three months ended May 5, 2018:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance, January 28, 2017	$(491,803)	$(199,481)	$(2,942)	$—	$(694,226)
Foreign currency translation adjustments (net of taxes of $36,929)	211,752	—	—	—	211,752
Recognition of net gains/losses on benefit obligations (net of taxes of $8,989)	—	24,691	—	—	24,691
Amortization of loss on cash flow hedge (net of taxes of $438)	—	—	696	—	696
Amortization of prior service cost and deferred gains/losses (net of taxes of $9,592)	—	15,228	—	—	15,228

Balance, February 3, 2018	$(280,051)	$(159,562)	$(2,246)	$—	$(441,859)
Additions to other comprehensive income:
Foreign currency translation adjustments (net of tax benefit of $1,206)	(122,529)	—	—	—	(122,529)
Net investment hedges (net of taxes of $2,201)	—	—	—	6,044	6,044
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains (net of taxes of $1,328)	—	2,608	—	—	2,608
Amortization of loss on cash flow hedge (net of taxes of $77)	—	—	206	—	206

Balance, May 5, 2018	$(402,580)	$(156,954)	$(2,040)	$6,044	$(555,530)

Note D. Capital Stock and Earnings Per Share

Capital Stock

TJX repurchased and retired 4.9 million shares of its common stock at a cost of $400.0 million during the quarter ended May 5, 2018, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $395.4 million for the three months ended May 5, 2018, and $350.0 million for the three months ended April 29, 2017. These expenditures were funded by cash generated from operations.

In February 2018, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $3.0 billion of TJX common stock from time to time, all of which remained available at May 5, 2018.

In February 2017, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $1.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through May 5, 2018, TJX repurchased 3.2 million shares of common stock at a cost of $264.2 million.

As of May 5, 2018, TJX had $3.7 billion available under previously announced stock repurchase programs.

All shares repurchased under the stock repurchase programs have been retired.

Earnings Per Share

The following tables present the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share data	May 5, 2018	April 29, 2017
Basic earnings per share
Net income	$716,381	$536,279
Weighted average common shares outstanding for basic EPS	626,612	644,425
Basic earnings per share	$1.14	$0.83
Diluted earnings per share
Net income	$716,381	$536,279
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	626,612	644,425
Assumed exercise/vesting of:
Stock options and awards	7,824	10,374

Weighted average common shares outstanding for diluted EPS	634,436	654,799

Diluted earnings per share	$1.13	$0.82

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 8.6 million such options excluded for the thirteen weeks ended May 5, 2018. There were 8.0 million such options excluded for the thirteen weeks ended April 29, 2017.

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

Diesel Fuel Contracts

TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2018, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2019, and during the first three months of fiscal 2019, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first three months of fiscal 2020. The hedge agreements outstanding at May 5, 2018 relate to approximately 50% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2019 and approximately 45% of TJX’s estimated notional diesel requirements for the first three months of fiscal 2020. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2019 and throughout the first four months of fiscal 2020. TJX elected not to apply hedge accounting rules to these contracts.

Foreign Currency Contracts

TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in TJX International (United Kingdom, Ireland, Germany, Poland, Austria, The Netherlands and Australia), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at May 5, 2018 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2019 and throughout the first quarter of fiscal 2020. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.

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

TJX periodically reviews its net investments in foreign subsidiaries. During the fiscal quarter ended May 5, 2018, TJX entered into net investment hedge contracts related to a portion of its investment in TJX Canada. These contracts will settle throughout the second quarter of fiscal 2019. TJX elected to apply hedge accounting rules to these contracts.

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 5, 2018:

In thousands		Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 5, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	67,000		£14,035	0.2095	Prepaid Exp	$247	$—	$247
		€53,950		£47,868	0.8873	(Accrued Exp)	—	(252)	(252)
		£30,000	C$	54,038	1.8013	Prepaid Exp	1,256	$—	1,256
	U.S.$	77,079		£55,000	0.7136	(Accrued Exp)	—	(1,771)	(1,771)
Net Investment Hedges:
	C$	1,710,000	U.S.$	1,341,426	0.7845	Prepaid Exp / (Accrued Exp)	9,808	(1,563)	8,245
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 2.2M – 3.0M gal per month		Float on 2.2M – 3.0M gal per month	N/A	Prepaid Exp	10,249	—	10,249
Intercompany billings in Europe, primarily merchandise related		€50,000		£43,340	0.8668	(Accrued Exp)	—	(1,205)	(1,205)
Merchandise purchase commitments
	C$	518,624	U.S.$	409,350	0.7893	Prepaid Exp / (Accrued Exp)	5,322	(422)	4,900
	C$	25,760		€16,500	0.6405	Prepaid Exp / (Accrued Exp)	82	(360)	(278)
		£333,666	U.S.$	469,400	1.4068	Prepaid Exp / (Accrued Exp)	15,418	(594)	14,824
	A$	30,728	U.S.$	23,772	0.7736	Prepaid Exp / (Accrued Exp)	602	(30)	572
	zł	299,988		£62,531	0.2084	Prepaid Exp / (Accrued Exp)	560	(235)	325
	U.S.$	41,644		€33,611	0.8071	Prepaid Exp / (Accrued Exp)	23	(1,243)	(1,220)

Total fair value of derivative financial instruments							$43,567	$(7,675)	$35,892

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 3, 2018:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 3, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest
zł	67,000		£14,035	0.2095	(Accrued Exp)	$—	$(45)	$(45)
	€51,950		£46,095	0.8873	(Accrued Exp)	—	(318)	(318)
U.S.$	77,079		£55,000	0.7136	Prepaid Exp	1,636	—	1,636
Economic hedges for which hedge accounting was not elected:
Diesel contracts
	Fixed on 2.2M – 3.0M gal per month		Float on 2.2M– 3.0M gal per month	N/A	Prepaid Exp	7,854	—	7,854
Intercompany billings in TJX Europe, primarily merchandise related
	€26,000		£22,948	0.8826	(Accrued Exp)	—	(2)	(2)
Merchandise purchase commitments
C$	462,464	U.S.$	367,200	0.7940	Prepaid Exp / (Accrued Exp)	49	(5,478)	(5,429)
C$	22,562		€15,000	0.6648	Prepaid Exp	557	—	557
	£176,911	U.S.$	238,000	1.3453	Prepaid Exp / (Accrued Exp)	173	(12,838)	(12,665)
zł	288,646		£60,023	0.2079	(Accrued Exp)	—	(1,303)	(1,303)
A$	28,635	U.S.$	22,230	0.7763	Prepaid Exp / (Accrued Exp)	43	(573)	(530)
U.S.$	44,223		€36,950	0.8355	Prepaid Exp	1,905	—	1,905

Total fair value of financial instruments						$12,217	$(20,557)	$(8,340)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at April 29, 2017:

In thousands		Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at April 29, 2017
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	67,000		£13,000	0.1940	(Accrued Exp)	$—	$(292)	$(292)
		€66,000		£57,048	0.8644	Prepaid Exp	1,565	—	1,565
	U.S.$	68,445		£55,000	0.8036	Prepaid Exp	3,319	—	3,319
	A$	10,000		$5,799	0.5799	Prepaid Exp	60	—	60
Economic hedges for which hedge accounting was not elected:
Diesel contracts
		Fixed on 2.1M – 2.5M gal per month		Float on 2.1M – 2.5M gal per month	N/A	(Accrued Exp)	—	(1,585)	(1,585)
Intercompany billings in Europe, primarily merchandise related
		€85,000		£72,765	0.8561	Prepaid Exp	1,546	—	1,546
Merchandise purchase commitments
	C$	521,997	U.S.$	394,800	0.7563	Prepaid Exp	11,755	—	11,755
	C$	24,743		€17,500	0.7073	Prepaid Exp	953	—	953
		£209,383	U.S.$	263,000	1.2561	(Accrued Exp)	—	(8,919)	(8,919)
	A$	17,940	U.S.$	13,573	0.7566	Prepaid Exp / (Accrued Exp)	162	(19)	143
	zł	269,048		£52,774	0.1962	Prepaid Exp / (Accrued Exp)	411	(1,243)	(832)
	U.S.$	36,314		€33,862	0.9325	Prepaid Exp	683	—	683

Total fair value of financial instruments							$20,454	$(12,058)	$8,396

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	May 5, 2018	April 29, 2017
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(1,792)	$3,225
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	4,953	(3,323)
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(118)	1,601
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	31,457	9,933

Gain recognized in income		$34,500	$11,436

Note F. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability

The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	May 5, 2018	February 3, 2018	April 29, 2017
Level 1
Assets:
Executive Savings Plan investments	$248,640	$249,045	$213,260
Level 2
Assets:
Short-term investments	$435,903	$506,165	$457,091
Foreign currency exchange contracts	33,318	4,363	20,454
Diesel fuel contracts	10,249	7,854	—
Liabilities:
Foreign currency exchange contracts	$7,675	$20,557	$10,473
Diesel fuel contracts	—	—	1,585

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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of May 5, 2018 was $2.12 billion compared to a carrying value of $2.23 billion. The fair value of long-term debt as of February 3, 2018 was $2.16 billion compared to a carrying value of $2.23 billion. The fair value of long-term debt as of April 29, 2017 was $2.20 billion compared to a carrying value of $2.23 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.

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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	May 5, 2018	April 29, 2017
Net sales:
In the United States:
Marmaxx	$5,380,918	$4,967,135
HomeGoods	1,269,331	1,121,269
TJX Canada	853,836	738,771
TJX International	1,184,635	956,849

	$8,688,720	$7,784,024

Segment profit:
In the United States:
Marmaxx	$750,456	$687,165
HomeGoods	147,360	152,092
TJX Canada	125,184	102,880
TJX International	40,826	6,860

	1,063,826	948,997
General corporate expense	104,120	106,648
Interest expense, net	4,148	9,841

Income before provision for income taxes	$955,558	$832,508

Note H. Pension Plans and Other Retirement Benefits

Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	May 5, 2018	April 29, 2017	May 5, 2018	April 29, 2017
Service cost	$11,613	$11,805	$611	$588
Interest cost	13,965	13,759	853	843
Expected return on plan assets	(20,962)	(17,382)	—	—
Recognized actuarial losses	3,114	5,580	821	831

Total expense	$7,730	$13,762	$2,285	$2,262

TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. We do not anticipate any required funding in fiscal 2019 for the funded plan. We anticipate making contributions of $2.5 million to provide current benefits coming due under the unfunded plan in fiscal 2019.

The amounts included in recognized actuarial losses in the table above have been reclassified in their entirety from other comprehensive income to the statements of income, net of related tax effects, for the periods presented.

Note I. Long-Term Debt and Credit Lines

The table below presents long-term debt, exclusive of current installments, as of May 5, 2018, February 3, 2018 and April 29, 2017. All amounts are net of unamortized debt discounts.

In thousands	May 5, 2018	February 3, 2018	April 29, 2017
General corporate debt:
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $223 at May 5, 2018, $234 at February 3, 2018 and $267 at April 29, 2017)	$499,777	$499,766	$499,733
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $231 at May 5, 2018, $250 at February 3, 2018 and $306 at April 29, 2017)	749,769	749,750	749,694
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $6,217 at May 5, 2018, $6,403 at February 3, 2018 and $6,963 at April 29, 2017)	993,783	993,597	993,037
Debt issuance cost	(11,969)	(12,506)	(14,113)

Long-term debt	$2,231,360	$2,230,607	$2,228,351

As of May 5, 2018, February 3, 2018 and April 29, 2017, TJX had two $500 million revolving credit facilities, one which matures in March 2020 and one which matures in March 2022.

The terms and covenants under the revolving credit facilities require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and will vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities require TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, consolidated rentals, depreciation and amortization (EBITDAR) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented. As of May 5, 2018, February 3, 2018 and April 29, 2017, and during the quarters then ended, there were no amounts outstanding under these facilities.

As of May 5, 2018, February 3, 2018 and April 29, 2017, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of May 5, 2018, February 3, 2018 and April 29, 2017, there were no amounts outstanding on the Canadian credit line for operating expenses. As of May 5, 2018, February 3, 2018 and April 29, 2017, our European business at TJX International had an uncommitted credit line of £5 million. As of May 5, 2018, February 3, 2018 and April 29, 2017, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes

The effective income tax rate was 25.0% for the first quarter of fiscal 2019 and 35.6% for the fiscal 2018 first quarter. The decrease in the effective income tax rate was primarily due to the reduction of the U.S. federal corporate tax rate to 21% as a result of the 2017 Tax Act and the jurisdictional mix of income.

Under ASU 2018-05, we have accounted for the impacts of the 2017 Tax Act to the extent a reasonable estimate could be made and we recognized provisional amounts related to the deemed repatriation tax, offset by the re-measurement of our deferred tax assets and liabilities to record the effects of the tax law change in the period of enactment. This guidance allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. During the first quarter of fiscal year 2019, the Internal Revenue Service issued additional guidance providing clarification on certain aspects of the deemed repatriation tax calculation. The additional guidance did not result in an adjustment to the provisional amounts recorded as of February 3, 2018. We will continue to monitor for new guidance related to provisional amounts recorded.

TJX had net unrecognized tax benefits of $58.7 million as of May 5, 2018, $57.3 million as of February 3, 2018 and $39.0 million as of April 29, 2017.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, fiscal years through 2008 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.

TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $12.5 million as of May 5, 2018, $11.9 million as of February 3, 2018 and $8.0 million as of April 29, 2017.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statute of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $22 million.

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

TJX may also be contingently liable on up to eight leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote, and has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $46.4 million as of May 5, 2018. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

TJX is a party to various agreements under which it may be obligated to indemnify the other party with respect to certain losses related to matters such as title to assets sold, specified environmental matters or certain income taxes. These obligations are often limited in time and amount. There are no amounts reflected in our balance sheets with respect to these contingent obligations.

Contingencies

TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes. TJX is also a defendant in a putative class action on behalf of customers relating to TJX’s compare at pricing. The lawsuits are in various procedural stages and seek monetary damages, injunctive relief and attorneys’ fees. In connection with ongoing litigation, an immaterial amount has been accrued in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Thirteen Weeks (first quarter) Ended May 5, 2018

Compared to

The Thirteen Weeks (first quarter) Ended April 29, 2017

Overview

We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day. We operate over 4,100 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). We also operate Sierra Trading Post (“STP”), an off-price Internet retailer that operates sierratradingpost.com and retail stores in the U.S. The results of STP are reported in our Marmaxx segment.

Results of Operations

Highlights of our financial performance for the quarter ended May 5, 2018 include the following:

•	Net sales increased 12% to $8.7 billion for the first quarter of fiscal 2019 over last year’s first quarter sales of $7.8 billion. At May 5, 2018, stores in operation increased 7% and selling square footage increased 5% compared to the end of the fiscal 2018 first quarter.

•	Comp sales (defined below) increased 3% for the first quarter of fiscal 2019 over the comparable period last year ending May 6, 2017. Customer traffic was the primary driver of the comp sales increase.

•	Diluted earnings per share for the first quarter of fiscal 2019 were $1.13 versus $0.82 per share in the first quarter of fiscal 2018. The first quarter of fiscal 2019 earnings per share includes an approximate $0.17 benefit from the 2017 Tax Act. The overall net impact of foreign currency exchange rates had a $0.04 positive impact on earnings per share for the first quarter of fiscal 2019 compared with a $0.01 positive impact on earnings per share for the first quarter of fiscal 2018.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2019 was 11.0%, a 0.3 percentage point increase compared with 10.7% in the first quarter of fiscal 2018. The increase was primarily attributable to better than expected flow-through on higher comp sales, a one-time gain related to a lease buyout in Canada, and the favorable impact of mark-to-market of inventory derivatives. These benefits were partially offset by higher supply chain costs, a decrease in merchandise margin and wage increases.

•	Our cost of sales, including buying and occupancy costs, ratio for the first quarter of fiscal 2019 was 71.1%, up 0.1 percentage point compared to the 71.0% in the first quarter last year. This increase was driven by higher supply chain costs and a decrease in merchandise margin, partially offset by the favorable impact of mark-to-market of inventory derivatives and fuel cost derivatives as well as occupancy expense leverage.

•	Our selling, general and administrative (“SG&A”) expense ratio for the first quarter of fiscal 2019 was 17.8%, a decrease of 0.3 percentage points compared to the prior year’s 18.1% first quarter ratio. The decrease in the ratio was primarily due to expense savings and a one-time gain related to a lease buyout in Canada.

•	Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, increased 7% on a reported basis and 6% on a constant currency basis at the end of the first quarter of fiscal 2019 as compared to the decline in inventory in the prior year’s first quarter.

•	During the first quarter, we returned $597 million to our shareholders through share repurchases and dividends.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.

Net sales: Consolidated net sales for the quarter ended May 5, 2018 totaled $8.7 billion, a 12% increase over last year’s consolidated first quarter net sales of $7.8 billion. The increase reflected a 6% increase from new store sales, a 3% increase from comp sales, and a 3% positive impact from foreign currency exchange rates. This increase compares to sales growth of 3% in last year’s first quarter, which reflected a 1% increase from comp sales, a 4% increase in new store sales, offset by a 2% negative impact from foreign currency exchange rates.

As of May 5, 2018, our consolidated store count increased 7% and selling square footage increased 5% compared to the end of the first quarter last year.

Consolidated comp sales for the quarter ended May 5, 2018 reflects an increase in the customer traffic across all divisions offset by a slight decrease in the value of the average transaction. The decline in the value of the average transaction reflects a decrease in the average ticket that was partially offset by an increase in units sold. On a consolidated basis, home and apparel categories both performed in line with the consolidated average.

For the quarter ended May 5, 2018, comp sales in the U.S. were strong throughout most of the country with the Southwest and Pacific regions particularly strong and the Mid Atlantic was below the consolidated average. In Canada, comp sales growth was in line with the consolidated average, whereas comp sales growth for our International segment was below the consolidated average.

We define comparable store sales (“comp sales”), to be sales of stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We calculate comp sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp percentage is immaterial.

We define customer traffic to be the number of transactions in stores included in the comp sales calculation and average ticket to be the average retail price of the units sold. We define average transaction or average basket to be the average dollar value of transactions included in the comp sales calculation.

Sales excluded from comp sales (“non-comp sales”) consists of sales from:

•	New stores, meaning stores that have not yet met the comp sales criteria

•	Stores that are closed permanently or for an extended period of time

•	Our e-commerce businesses, meaning STP (including stores), tjmaxx.com and tkmaxx.com

We determine which stores are included in the comp sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year. For the first quarter of fiscal 2019, comp sales are based on a shifted fiscal 2018 calendar so that they are calculated on a comparable week basis.

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

The following table sets forth certain information about our consolidated operating results as a percentage of net sales for the following periods:

	Percentage of Net Sales Thirteen Weeks Ended May 5, 2018	Percentage of Net Sales Thirteen Weeks Ended April 29, 2017
Net sales	100.0%	100.0%

Cost of sales, including buying and occupancy costs	71.1	71.0
Selling, general and administrative expenses	17.8	18.1
Interest expense, net	0.0	0.1

Income before provision for income taxes*	11.0%	10.7%

*	Figures may not foot due to rounding

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

Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.1% for the first quarter of fiscal 2019, an increase of 0.1 percentage points from 71.0% for the first quarter of fiscal 2018. This increase was driven by higher freight and supply chain costs and a decrease in merchandise margin, partially offset by the favorable impact of mark-to-market of inventory and fuel cost derivatives as well as expense leverage on occupancy costs.

Selling, general and administrative expenses: SG&A expenses, as a percentage of net sales, were 17.8% in the first quarter of fiscal 2019, a decrease of 0.3 percentage point over last year’s first quarter ratio of 18.1%. The decrease for the first quarter was primarily due to expense savings and a one-time gain related to a lease buyout in Canada, partially offset by wage increases.

Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
Dollars in thousands	May 5, 2018	April 29, 2017
Interest expense	$17,365	$17,253
Capitalized interest	(1,648)	(1,221)
Interest (income)	(11,569)	(6,191)

Interest expense, net	$4,148	$9,841

The decrease in net interest expense for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was driven by additional interest income, primarily due to an increase in invested balances and higher return rates.

Income taxes: The effective income tax rate was 25.0% for the first quarter of fiscal 2019 and 35.6% for the first quarter of fiscal 2018. The decrease in the effective income tax rate was primarily due to the decrease of the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Act and the jurisdictional mix of income.

Under ASU 2018-05, we have accounted for the impacts of the 2017 Tax Act to the extent a reasonable estimate could be made and we recognized provisional amounts related to the deemed repatriation tax, offset by the re-measurement of our deferred tax assets and liabilities to record the effects of the tax law change in the period of enactment. This guidance allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. During the first quarter of fiscal year 2019, the Internal Revenue Service issued additional guidance providing clarification on certain aspects of the deemed repatriation tax calculation. The additional guidance did not result in an adjustment to the provisional amounts recorded as of February 3, 2018. We will continue to monitor for new guidance related to provisional amounts recorded.

Net income and diluted earnings per share: Net income for the first quarter of fiscal 2019 was $716.4 million, or $1.13 per diluted share, versus $536.3 million, or $0.82 per diluted share, in last year’s first quarter. The lower effective tax rate realized due to the 2017 Tax Act resulted in an estimated net benefit to diluted earnings per share of approximately $0.17 per share. Foreign currency had a $0.04 positive impact on earnings per share for the first quarter of fiscal 2019 compared to a $0.01 positive impact on earnings per share for the first quarter of fiscal 2018. The benefit in the tax provision due to the change in accounting for share-based compensation increased earnings per share by $0.03 per share in the first quarter of fiscal 2019 and fiscal 2018.

Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately four percent in the first quarter of fiscal 2019.

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

U.S. Segments:

Marmaxx

	Thirteen Weeks Ended
Dollars in millions	May 5, 2018	April 29, 2017
Net sales	$5,380.9	$4,967.1
Segment profit	$750.5	$687.2
Segment profit as a percentage of net sales	13.9%	13.8%
Increase in comp sales	4%	0%
Stores in operation at end of period
T.J. Maxx	1,231	1,191
Marshalls	1,073	1,039
Sierra Trading Post	32	12

Total	2,336	2,242
Selling square footage at end of period (in thousands)
T.J. Maxx	27,203	26,686
Marshalls	25,114	24,721
Sierra Trading Post	550	227

Total	52,867	51,634

Net sales for Marmaxx increased 8% for the first quarter of fiscal 2019 as compared to the same period last year. The quarterly increase reflects a 4% increase from comp sales and a 4% increase from new store sales. The increase in comp sales was driven by an increase in customer traffic. Home fashions and apparel categories both performed at the segment average for the period.

Segment profit margin increased to 13.9% for the first quarter of fiscal 2019 compared to 13.8% for the same period last year. Marmaxx’s increase in segment profit margin for the quarter was primarily due to expense leverage on the higher comp sales offset by wage increases and a decrease in margin primarily due to higher markdown and freight costs. Our U.S. e-commerce businesses, which represent approximately 2% of Marmaxx’s net sales, did not have a significant impact on year-over-year segment margin comparisons for the first quarter.

HomeGoods

	Thirteen Weeks Ended
Dollars in millions	May 5, 2018	April 29, 2017
Net sales	$1,269.3	$1,121.3
Segment profit	$147.4	$152.1
Segment profit as a percentage of net sales	11.6%	13.6%
Increase in comp sales	2%	3%
Stores in operation at end of period
HomeGoods	690	596
Homesense	4	—

Total	694	596
Selling square footage at end of period (in thousands)
HomeGoods	12,850	11,360
Homesense	81	—

Total	12,931	11,360

Net sales for HomeGoods increased 13% for the first quarter of fiscal 2019 as compared to the same period last year. The quarterly increase reflects an 11% increase from new store sales and a 2% increase in comp sales. The increase in comp sales for the period was driven by an increase in customer traffic offset by a decline in the value of the average transaction.

Segment profit margin decreased to 11.6% for the first quarter of fiscal 2019 compared to 13.6% for the same period last year. The decline in segment margin for the first quarter was primarily due to lower merchandise margins as a result of increased markdowns earlier in the quarter, as well as an increase in supply chain costs and higher store expenses due to an increase in new store openings.

Foreign Segments:

TJX Canada

	Thirteen Weeks Ended
U.S. Dollars in millions	May 5, 2018	April 29, 2017
Net sales	$853.8	$738.8
Segment profit	$125.2	$102.9
Segment profit as a percentage of net sales	14.7%	13.9%
Increase in comp sales	3%	3%
Stores in operation at end of period
Winners	269	258
HomeSense	119	109
Marshalls	78	61

Total	466	428
Selling square footage at end of period (in thousands)
Winners	5,811	5,602
HomeSense	2,214	2,002
Marshalls	1,696	1,381

Total	9,721	8,985

Net sales for TJX Canada increased 16% for the first quarter of fiscal 2019 as compared to the same period last year. The quarterly increase reflects an 8% increase in new store sales, a 5% positive impact from currency translation, and a 3% increase from comp sales. The increase in comp sales for the period was driven by an increase in customer traffic, offset by a decline in the value of the average transaction.

Segment profit margin increased to 14.7% for the first quarter of fiscal 2019 compared to 13.9% for the same period last year. The increase in the segment margin for the quarter was favorably impacted by a one-time gain related to a lease buyout and improved merchandise margins which benefitted from favorable transactional foreign exchange. These were partially offset by wage increases and an unfavorable impact of 0.9 percentage points due to foreign currency, primarily the mark-to-market impact of the inventory derivatives.

TJX International

	Thirteen Weeks Ended
U.S. Dollars in millions	May 5, 2018	April 29, 2017
Net sales	$1,184.6	$956.8
Segment profit	$40.8	$6.9
Segment profit as a percentage of net sales	3.4%	0.7%
Increase in comp sales	1%	0%
Stores in operation at end of period
T.K. Maxx	549	515
Homesense	55	46
T.K. Maxx Australia	41	35

Total	645	596
Selling square footage at end of period (in thousands)
T.K. Maxx	11,516	10,987
Homesense	883	748
T.K. Maxx Australia	762	654

Total	13,161	12,389

Net sales for TJX International increased 24% for the first quarter of fiscal 2019 as compared to the same period last year. The quarterly increase reflects a 14% positive impact from currency translation, a 9% increase from new store sales and a 1% increase in comp sales. The increase in comp sales for the period was driven by an increase in customer traffic, and a slight increase in the value of the average transaction.

Segment profit margin increased to 3.4% for the first quarter of fiscal 2019 compared to 0.7% for the same period last year.    The increase in segment margin reflects a 2.3 percentage point favorable impact due to foreign currency, primarily the mark-to-market impact of the inventory derivatives as well as operating expense leverage in T.K. Maxx Australia.

General corporate expense

	Thirteen Weeks Ended
Dollars in millions	May 5, 2018	April 29, 2017
General corporate expense	$104.1	$106.6

General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses, except for the mark-to-market adjustment of our fuel hedges, which is included in cost of sales, including buying and occupancy costs.

General corporate expense for the quarter was relatively flat compared to the same period last year.

Analysis of Financial Condition

Liquidity and Capital Resources

Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of May 5, 2018, there were no short-term bank borrowings or commercial paper outstanding.

We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I – Long Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are more than adequate to meet our operating needs over the next fiscal year.

As of May 5, 2018, we held $2.7 billion in cash and $0.4 billion in short-term investments. Approximately $1.5 billion of our cash was held by our foreign subsidiaries with $0.3 billion held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through May 5, 2018. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid. We expect to repatriate more than $1 billion in cash from our subsidiary in Canada during fiscal 2019. Additionally, as part of the 2017 Tax Act we recorded a transition tax related to the undistributed earnings of our foreign subsidiaries of $193 million which was accrued in fiscal 2018 and is payable over 8 years.

Operating activities: Net cash provided by operating activities was $0.7 billion for the three months ended May 5, 2018 and $0.4 billion for the three months ended April 29, 2017. The cash generated from operating activities in each of these fiscal quarters was primarily due to operating earnings.

Operating cash flows for the first three months of fiscal 2019 increased by $0.3 billion compared to the first three months of fiscal 2018 driven by increased operating earnings. Net income, adjusted for non-cash items increased operating cash flows in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 by $0.4 billion.    This increase in cash flows was partially offset by a $0.1 billion decrease in cash flows related to taxes payable and merchandise inventories, net of related accounts payable.

Operating cash flows for the first three months of fiscal 2018 were flat compared to the first three months of fiscal 2017. Net income, adjusted for non-cash items for the fiscal 2018 first quarter was flat compared to the fiscal 2017 first quarter. Merchandise inventories, net of accounts payable and income taxes payable each increased cash flows by $0.1 billion. These cash flows were fully offset by $0.2 billion in cash flows related to accrued expenses and other liabilities driven by increased payments for incentive compensation, payroll withholdings and sales taxes during the first quarter of fiscal 2018.

Investing activities: Net cash used in investing activities resulted in net cash outflows of $0.2 billion for the three months ended May 5, 2018 and $0.2 billion for the three months ended April 29, 2017. The cash outflows for both periods were primarily driven by capital expenditures.

Investing activities in the first three months of fiscal 2019 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network (including buying and merchandising systems and information systems). Cash outflows for property additions were $0.3 billion in the first three months of both fiscal 2019 and 2018. We anticipate that capital spending for fiscal 2019 will be approximately $1.4 billion. We plan to fund these expenditures through internally generated funds.

We purchased $0.1 billion of investments in the first three months of fiscal 2019 versus $0.2 billion in the comparable prior year period. These cash outflows were offset by $0.2 billion of investments that were sold or matured in the first three months of fiscal 2019 and $0.3 billion in the prior year, respectively. This activity primarily related to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.

Financing activities: Net cash used in financing activities resulted in net cash outflows of $0.5 billion in the first three months of fiscal and 2019. These cash outflows were primarily driven by equity repurchases and dividend payments.

Equity

We repurchased and retired 4.9 million shares of our common stock at a cost of $0.4 billion during the first three months of fiscal 2019, on a “trade date basis.” We reflect stock repurchases in our financial statements on a “settlement date” or cash basis. Under our stock repurchase programs, we paid $0.4 billion to repurchase 4.8 million shares of our stock in the first three months of fiscal 2019. These outflows were partially offset by $0.1 billion in proceeds from the exercise of employee stock options, net of shares withheld for taxes in the first three months of fiscal 2019. We paid $0.3 billion to repurchase 4.5 million shares in the first three months of fiscal 2018. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.

In February 2018, we announced that our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $3.0 billion of TJX stock. We currently plan to repurchase approximately $2.5 billion to $3.0 billion of stock under our stock repurchase programs in fiscal 2019. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change.

Dividends

We declared quarterly dividends on our common stock which totaled $0.39 per share in the first three months of fiscal 2019 and $0.3125 per share in the first three months of fiscal 2018. Cash payments for dividends on our common stock totaled $0.2 million for both the first three months of fiscal 2019 and fiscal 2018.

Recently Issued Accounting Pronouncements

For a discussion of accounting standards, see Note A - Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and Note A - Basis of Presentation and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Forward-looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: execution of buying strategy and inventory management; operational and business expansion and management of large size and scale; customer trends and preferences; various marketing efforts; competition; personnel recruitment, training and retention; labor costs and workforce challenges; data security; information systems and implementation of new technologies; economic conditions and consumer spending; adverse or unseasonable weather; serious disruptions or catastrophic events; corporate and retail banner reputation; quality, safety and other issues with our merchandise; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; expanding international operations; merchandise sourcing and transport; commodity availability and pricing; fluctuations in currency exchange rates; fluctuations in quarterly operating results and market expectations; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; outcomes of litigation, legal proceedings and other legal or regulatory matters; tax matters; disproportionate impact of disruptions in the second half of the fiscal year; real estate activities; inventory or asset loss; cash flow and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended February 3, 2018.

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 5, 2018 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended May 5, 2018 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 3, 2018, as filed with the Securities Exchange Commission on April 4, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2019 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(4)
February 4, 2018 through March 3, 2018	971,931	$77.17	971,931	$4,060,779,864
March 4, 2018 through April 7, 2018	2,130,812	$82.25	2,127,698	$3,885,779,873
April 8, 2018 through May 5, 2018	1,945,452	$83.38	1,798,963	$3,735,779,860

Total:	5,048,195		4,898,592

(1)	Consists of shares repurchased under publicly announced stock repurchase programs and 149,603 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2)	Includes commissions for the shares repurchased under stock repurchase programs.
(3)	Consists of shares repurchased under publicly announced stock repurchase programs.
(4)	In February 2018, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time. In February 2017, TJX announced stock repurchase programs authorizing an additional $1.0 billion in repurchases, under which $736 million remained available as of May 5, 2018.

Item 6. Exhibits.

10.1	Form of Performance Share Unit Award granted under the Stock Incentive Plan as of April 3, 2018.*

10.2	Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of April 3, 2018.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: June 1, 2018

/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	Form of Performance Share Unit Award granted under the Stock Incentive Plan as of April 3, 2018.*

10.2	Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of April 3, 2018.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated

Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.