Form 10-Q
period 2018-08-04
TJX COMPANIES INC /DE/
filed 2018-08-31
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 4, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of August 4, 2018: 620,766,706

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$9,331,115	$8,357,700	$18,019,835	$16,141,724
Cost of sales, including buying and occupancy costs	6,635,815	5,972,675	12,814,054	11,502,747
Selling, general and administrative expenses	1,699,714	1,483,648	3,250,489	2,895,251
Interest expense, net	3,029	9,677	7,177	19,518
Income before provision for income taxes	992,557	891,700	1,948,115	1,724,208
Provision for income taxes	252,931	338,743	492,108	634,972
Net income	$739,626	$552,957	$1,456,007	$1,089,236
Basic earnings per share:
Net income	$1.19	$0.87	$2.33	$1.70
Weighted average common shares – basic	623,426	639,127	625,019	641,776
Diluted earnings per share:
Net income	$1.17	$0.85	$2.30	$1.67
Weighted average common shares – diluted	632,960	648,317	633,684	651,892
Cash dividends declared per share	$0.3900	$0.3125	$0.7800	$0.6250
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017
Net income	$739,626	$552,957
Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefit of $12,519 in fiscal 2019 and provision of $54,866 in fiscal 2018	(59,733)	130,667
Gain on net investment hedges, net of related tax provision of $4,912 in fiscal 2019	13,495	—
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains, net of related tax provisions of $773 in fiscal 2019 and $2,543 in fiscal 2018	3,162	3,866
Amortization of loss on cash flow hedge, net of related tax provisions of $76 in fiscal 2019 and $112 in fiscal 2018	210	171
Other comprehensive (loss) income, net of tax	(42,866)	134,704
Total comprehensive income	$696,760	$687,661

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Net income	$1,456,007	$1,089,236
Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefit of $13,725 in fiscal 2019 and provision of $34,323 in fiscal 2018	(182,264)	125,422
Gain on net investment hedges, net of related tax provision of $7,113 in fiscal 2019	19,539	—
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains, net of related tax provisions of $2,101 in fiscal 2019 and $5,086 in fiscal 2018	5,770	7,732
Amortization of loss on cash flow hedge, net of related tax provisions of $153 in fiscal 2019 and $225 in fiscal 2018	416	342
Other comprehensive (loss) income, net of tax	(156,539)	133,496
Total comprehensive income	$1,299,468	$1,222,732

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	August 4, 2018	February 3, 2018	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,872,717	$2,758,477	$2,449,305
Short-term investments	—	506,165	502,757
Accounts receivable, net	356,180	327,166	305,401
Merchandise inventories	4,498,523	4,187,243	3,864,454
Prepaid expenses and other current assets	583,348	706,676	427,428
Federal, state, and foreign income taxes recoverable	129,204	—	18,436
Total current assets	8,439,972	8,485,727	7,567,781
Net property at cost	5,100,454	5,006,053	4,744,690
Goodwill	98,114	100,069	197,522
Other assets	472,888	466,166	425,622
TOTAL ASSETS	$14,111,428	$14,058,015	$12,935,615
LIABILITIES
Current liabilities:
Accounts payable	$2,683,285	$2,488,373	$2,346,548
Accrued expenses and other current liabilities	2,414,186	2,522,961	2,208,014
Federal, state and foreign income taxes payable	40,346	114,203	101,971
Total current liabilities	5,137,817	5,125,537	4,656,533
Other long-term liabilities	1,289,353	1,320,505	1,116,524
Non-current deferred income taxes, net	225,073	233,057	392,651
Long-term debt	2,232,112	2,230,607	2,229,103
Commitments and contingencies (See Note K)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,200,000,000 shares, par value $1, issued and outstanding 620,766,706; 628,009,022 and 636,274,241 respectively	620,767	628,009	636,274
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(598,398)	(441,859)	(560,730)
Retained earnings	5,204,704	4,962,159	4,465,260
Total shareholders’ equity	5,227,073	5,148,309	4,540,804
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,111,428	$14,058,015	$12,935,615
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Operating Activities
Net income	$1,456,007	$1,089,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396,315	348,130
Loss on property disposals and impairment charges	8,605	3,176
Deferred income tax (benefit) provision	(18,227)	38,874
Share-based compensation	49,941	49,515
Changes in assets and liabilities:
(Increase) in accounts receivable	(33,180)	(43,150)
(Increase) in merchandise inventories	(385,593)	(168,775)
(Increase) in taxes recoverable	(100,960)	(2,601)
Decrease (increase) in prepaid expenses and other current assets	174,729	(63,579)
Increase in accounts payable	237,690	84,558
(Decrease) in accrued expenses and other liabilities	(107,970)	(165,363)
(Decrease) in income taxes payable	(72,534)	(104,699)
Other	(44,158)	37,724
Net cash provided by operating activities	1,560,665	1,103,046
Investing Activities
Property additions	(573,900)	(506,862)
Purchase of investments	(152,869)	(426,550)
Sales and maturities of investments	629,056	480,596
Other	26,652	—
Net cash (used in) investing activities	(71,061)	(452,816)
Financing Activities
Cash payments for repurchase of common stock	(989,999)	(884,683)
Proceeds from issuance of common stock	163,485	60,818
Cash dividends paid	(440,874)	(369,456)
Cash payments of employee tax withholdings for performance based stock awards	(16,015)	(16,825)
Other	(2,226)	(1,599)
Net cash (used in) financing activities	(1,285,629)	(1,211,745)
Effect of exchange rate changes on cash	(89,735)	80,971
Net increase (decrease) in cash and cash equivalents	114,240	(480,544)
Cash and cash equivalents at beginning of year	2,758,477	2,929,849
Cash and cash equivalents at end of period	$2,872,717	$2,449,305
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Common Stock		Additional	Accumulated Other
	Shares	Par Value $1	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balance, February 3, 2018	628,009	$628,009	$—	$(441,859)	$4,962,159	$5,148,309
Net income	—	—	—	—	1,456,007	1,456,007
Cumulative effect of accounting change (See Note A)	—	—	—	—	58,712	58,712
Other comprehensive income (loss), net of tax	—	—	—	(156,539)	—	(156,539)
Cash dividends declared on common stock	—	—	—	—	(486,828)	(486,828)
Recognition of share-based compensation	—	—	49,941	—	—	49,941
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	3,984	3,984	143,486	—	—	147,470
Common stock repurchased and retired	(11,226)	(11,226)	(193,427)	—	(785,346)	(989,999)
Balance, August 4, 2018	620,767	$620,767	$—	$(598,398)	$5,204,704	$5,227,073
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These Consolidated Financial Statements and Notes thereto are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its financial statements for the periods reported, all in conformity with GAAP consistently applied. The Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited consolidated financial statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (“fiscal 2018”).
These interim results are not necessarily indicative of results for the full fiscal year. TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
The February 3, 2018 balance sheet data was derived from audited financial statements and does not include all disclosures required by GAAP.
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
Summary of Accounting Policies
Revenue Recognition
TJX adopted Revenue from Contracts with Customers (referred to as “ASC 606”), on February 4, 2018 (“the adoption date”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. TJX adopted the new guidance under the modified retrospective approach which resulted in a $59 million cumulative adjustment to increase retained earnings. The cumulative adjustment primarily related to revenue recognized on the value of unredeemed rewards certificates issued to customers as part of the Company’s U.S. co-branded credit card loyalty program. We now recognize the estimated unredeemed awards when they are earned, rather than when merchandise credits expire or when the likelihood of redemption becomes remote. In addition, on-line sales are now recognized at the shipping point rather than receipt by the customer.
Other changes relate to the presentation of revenue as certain expenses previously presented as a reduction of revenue are now classified as selling, general and administrative expenses (“SG&A”). The new standard required a change in the presentation of our sales return reserve on the balance sheet, which we previously recorded net of the value of returned merchandise and now is presented at gross sales value with an asset established for the value of the merchandise returned. There is no change in the timing or amount of revenue recognized from point of sale at the registers in our stores, which constitutes the majority of the Company’s revenue.
Financial results for fiscal periods after the adoption date are presented under ASC 606 while results from prior periods are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We applied ASC 606 only to contracts that were not completed prior to fiscal 2019. Adoption of the new guidance resulted in additional disclosure requirements and did not have a material impact on our financial condition or results of operations for the fiscal period ended August 4, 2018.

Net Sales
Net sales consist primarily of merchandise sales, which are recorded net of a reserve for estimated returns, any discounts and sales taxes, related to the sales of merchandise both within our stores and online. Net sales also include an immaterial amount of other revenues that represent less than 1.0% of total revenues, primarily generated from TJX’s co-branded loyalty rewards credit card program offered in the United States only. In addition, certain customers may receive discounts which are accounted for as consideration reducing the transaction price. Merchandise sales from our stores are recognized at the point of sale when TJX provides the merchandise to the customer. The performance obligation is fulfilled at this point when the customer has obtained control by paying for and leaving with the merchandise. Merchandise sales made online are recognized when the product has been shipped, which is when legal title has passed and when TJX is entitled to payment, and the customer has obtained the ability to direct the use of and obtain substantially all of the remaining benefits from the goods. Shipping and handling activities related to online sales occur after the customer obtains control of the goods. TJX’s policy is to treat shipping costs as part of our fulfillment center costs within our operating expenditures. As a result, shipping fee revenues received is recognized when control of the goods transfer to the customer and is recorded as net sales. Shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs. TJX disaggregates revenue by operating segment, see Note G—Segment Information.
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

In thousands	August 4, 2018
Balance, February 3, 2018	$406,506
Deferred revenue	731,890
Effect of exchange rates changes on deferred revenue	(4,871)
Revenue recognized	(774,955)
Balance, August 4, 2018	$358,570
TJX recognized $775 million in gift card revenue for the six months ended August 4, 2018. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.
Sales Return Reserve
Our products are generally sold with a right of return and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. We have elected to apply the portfolio practical expedient and are estimating the variable consideration using the expected value method when calculating the returns reserve, as the difference to applying it to the individual contract would not differ materially. Returns are estimated based on historical experience and are required to be established and presented at the gross sales value with an asset established for the estimated value of the merchandise returned separate from the refund liability. Liabilities for return allowances are included in “Accrued expenses and other current liabilities” and the offsetting receivable is included in “Prepaid expenses and other current assets” on our consolidated balance sheets.

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

In thousands	Marmaxx	Winners	Sierra Trading Post	T.K. Maxx in Australia	Total
Balance, January 28, 2017	$70,027	$1,686	$97,254	$26,904	$195,871
Impairment	—	—	(97,254)	—	(97,254)
Effect of exchange rate changes on goodwill	—	98	—	1,354	1,452
Balance, February 3, 2018	70,027	1,784	—	28,258	100,069
Effect of exchange rate changes on goodwill	—	(77)	—	(1,878)	(1,955)
Balance, August 4, 2018	$70,027	$1,707	$—	$26,380	$98,114
Goodwill is considered to have an indefinite life and accordingly is not amortized. In the fourth quarter of fiscal 2018, the Company recorded an impairment charge of $99.3 million, which included $97.3 million of STP goodwill and $2.0 million for certain long-lived assets of STP, as the estimated fair value of the STP business fell below its carrying value due to a decrease in projected revenue growth rates. The impairment charge is included within the Marmaxx segment results. Goodwill, and the related impairments, if any, are included in the respective operating segment to which they relate.
Future Adoption of New Accounting Standards
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance on leases that aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented as currently required. The effect of initially applying the standard can be recognized as a cumulative-effect adjustment to retained earnings in the period of adoption and an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Leases (Topic 840) (“ASC 840”), including the disclosure requirements of ASC 840. If the new transition method in ASU 2018-11 is not elected, the new standard must be adopted using a modified retrospective transition and requires application of the new guidance for leases that exist or are entered into after the beginning of the earliest comparative period presented. We plan to adopt this standard in the first quarter of the fiscal year ending February 1, 2020 ("fiscal 2020") using the optional transition method under ASU 2018-11.
The Company is in the process of implementing a new lease accounting system and has established a cross-functional team to implement the updated lease guidance. This team is in the process of evaluating our lease portfolio to assess the impact this standard will have on our Consolidated Financial Statements and Notes thereto. The Company expects this standard to have a material impact on its statement of financial condition as it will record a significant asset and liability associated with its nearly 4,200 leased locations. We plan to implement the transition package of three practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classifications. We expect to make an accounting policy election that will keep leases with a term of 12 months or less off the balance sheet and result in recognizing those lease payments on a straight-line basis over the lease term. As our leases do not provide an implicit rate, we plan to use our incremental borrowing rate based on information available at commencement date to determine the present value of future payments. The Company has determined that the initial lease term will not differ under the new standard versus current accounting practice, and therefore the income statement impact of the new standard is not expected to be material.
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
Non-Employee Share-Based Payments
In June 2018, the FASB issued updated guidance related to compensation - stock compensation: Improvements to Non-Employee Share-Based Payment Accounting. The updated guidance aligns the measurement and classification guidance for share-based payments to non-employees with the guidance for share-based payments to employees, with certain exceptions. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not anticipate this pronouncement will have an impact on its consolidated financial statements.
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
Retirement Benefits
In the first quarter of fiscal 2019, TJX adopted a pronouncement related to retirement benefits, which requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if such a subtotal is presented. The amendments in this update were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The impact to prior periods was immaterial. As a result of the adoption, for the three and six months ended August 4, 2018, service costs are recorded in the same line items as other compensation costs and non-service costs are recorded in SG&A in our income statement.
Income Taxes
In the first quarter of fiscal 2019, TJX adopted Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (referred to as "ASU 2018-05"), which provides guidance on accounting for the tax effects of the 2017 Tax Act. This guidance allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. We will continue to assess our provision for income taxes as future guidance is issued.

Note B. Property at Cost
The following table presents the components of property at cost:

In thousands	August 4, 2018	February 3, 2018	July 29, 2017
Land and buildings	$1,395,034	$1,355,777	$1,271,189
Leasehold costs and improvements	3,263,267	3,254,830	3,088,783
Furniture, fixtures and equipment	5,619,196	5,357,701	5,234,345
Total property at cost	$10,277,497	$9,968,308	$9,594,317
Less accumulated depreciation and amortization	5,177,043	4,962,255	4,849,627
Net property at cost	$5,100,454	$5,006,053	$4,744,690
Depreciation expense was $204.2 million for the three months ended August 4, 2018 and $174.5 million for the three months ended July 29, 2017. Depreciation expense was $397.9 million for the six months ended August 4, 2018 and $347.1 million for the six months ended July 29, 2017. Depreciation expense was $726.0 million for the twelve months ended February 3, 2018.
Note C. Accumulated Other Comprehensive Income (Loss)
Amounts included in accumulated other comprehensive income (loss) are recorded net of taxes. The following table details the changes in accumulated other comprehensive income (loss) for the six months ended August 4, 2018:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance, January 28, 2017	$(491,803)	$(199,481)	$(2,942)	$—	$(694,226)
Additions to other comprehensive income:
Foreign currency translation adjustments (net of taxes of $36,929)	211,752	—	—	—	211,752
Recognition of net gains/losses on benefit obligations (net of taxes of $8,989)	—	24,691	—	—	24,691
Reclassifications from other comprehensive income to net income:
Amortization of loss on cash flow hedge (net of taxes of $438)	—	—	696	—	696
Amortization of prior service cost and deferred gains/losses (net of taxes of $9,592)	—	15,228	—	—	15,228
Balance, February 3, 2018	$(280,051)	$(159,562)	$(2,246)	$—	$(441,859)
Additions to other comprehensive income:
Foreign currency translation adjustments (net of taxes of $13,725)	(182,264)	—	—	—	(182,264)
Net investment hedges (net of taxes of $7,113)	—	—	—	19,539	19,539
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains (net of taxes of $2,101)	—	5,770	—	—	5,770
Amortization of loss on cash flow hedge (net of taxes of $153)	—	—	416	—	416
Balance, August 4, 2018	$(462,315)	$(153,792)	$(1,830)	$19,539	$(598,398)

Note D. Capital Stock and Earnings Per Share
Capital Stock
TJX repurchased and retired 6.4 million shares of its common stock at a cost of $0.6 billion during the quarter ended August 4, 2018, on a “trade date” basis. During the six months ended August 4, 2018, TJX repurchased and retired 11.3 million shares of its common stock at a cost of $1.0 billion, on a "trade date" basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $990 million for the six months ended August 4, 2018, and $885 million for the six months ended July 29, 2017. These expenditures were funded by cash generated from operations.
In February 2018, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $3.0 billion of TJX common stock from time to time.
In February 2017, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $1.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through August 4, 2018, TJX repurchased 9.6 million shares of common stock at a cost of $864.2 million.
As of August 4, 2018, TJX had $3.1 billion available under these previously announced stock repurchase programs.
All shares repurchased under the stock repurchase programs have been retired.
Earnings Per Share
The following tables present the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands, except per share data	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Basic earnings per share
Net income	$739,626	$552,957	$1,456,007	$1,089,236
Weighted average common shares outstanding for basic EPS	623,426	639,127	625,019	641,776
Basic earnings per share	$1.19	$0.87	$2.33	$1.70
Diluted earnings per share
Net income	$739,626	$552,957	$1,456,007	$1,089,236
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	623,426	639,127	625,019	641,776
Assumed exercise/vesting of:
Stock options and awards	9,534	9,190	8,665	10,116
Weighted average common shares outstanding for diluted EPS	632,960	648,317	633,684	651,892
Diluted earnings per share	$1.17	$0.85	$2.30	$1.67
The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were no such options excluded for each of the thirteen weeks and twenty-six weeks ended August 4, 2018. There were 8.0 million such options excluded for the thirteen weeks and twenty-six weeks ended July 29, 2017.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2018, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2019, and during the first six months of fiscal 2019, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first six months of fiscal 2020. The hedge agreements outstanding at August 4, 2018 relate to approximately 49% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2019 and approximately 46% of TJX’s estimated notional diesel requirements for the first six months of fiscal 2020. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2019 and throughout the first seven months of fiscal 2020. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in TJX International (United Kingdom, Ireland, Germany, Poland, Austria, The Netherlands and Australia), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at August 4, 2018 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2019 and throughout the first half of fiscal 2020. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. TJX elected not to apply hedge accounting to these contracts.
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
TJX periodically reviews its net investments in foreign subsidiaries. During the fiscal quarter ended May 5, 2018, TJX entered into net investment hedge contracts related to a portion of its investment in TJX Canada. During the fiscal quarter ended August 4, 2018, TJX de-designated the net investment hedge contracts. The remaining life of the foreign currency contracts provided a natural hedge to the declared cash dividend from TJX Canada. The contracts settled during the second quarter of fiscal 2019 resulting in a pre-tax gain of $27 million while designated as a net investment hedge and subsequent to de-designation, a pre-tax gain of $19 million. The $27 million gain is reflected in shareholders equity as a component of other comprehensive income. The $19 million gain subsequent to de-designation is reflected in the income statement offsetting a foreign currency loss of $18 million on the declared dividends.

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 4, 2018:

In thousands		Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 4, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	67,000		£14,035	0.2095	Prepaid Exp	$141	$—	$141
		€53,950		£47,868	0.8873	(Accrued Exp)	—	(518)	(518)
		£30,000	C$	54,038	1.8013	Prepaid Exp	2,484	—	2,484
	U.S.$	77,079		£55,000	0.7136	(Accrued Exp)	—	(5,097)	(5,097)
	A$	10,000		£5,631	0.5631	(Accrued Exp)	—	(64)	(64)
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 2.3M – 3.0M gal per month		Float on 2.3M – 3.0M gal per month	N/A	Prepaid Exp	6,864	—	6,864
Intercompany billings in Europe, primarily merchandise related
		€76,000		£67,192	0.8841	(Accrued Exp)	—	(672)	(672)
Merchandise purchase commitments
	C$	621,719	U.S.$	481,300	0.7741	Prepaid Exp / (Accrued Exp)	4,913	(2,940)	1,973
	C$	35,433		€23,000	0.6491	(Accrued Exp)	—	(610)	(610)
		£351,964	U.S.$	488,400	1.3876	Prepaid Exp	28,329	—	28,329
	U.S.$	3,274		£2,475	0.7560	(Accrued Exp)		(49)	(49)
	A$	33,867	U.S.$	25,327	0.7478	Prepaid Exp / (Accrued Exp)	229	(16)	213
	zł	355,038		£72,479	0.2041	(Accrued Exp)	—	(1,889)	(1,889)
	U.S.$	74,329		€61,929	0.8332	(Accrued Exp)	—	(2,336)	(2,336)
Total fair value of derivative financial instruments							$42,960	$(14,191)	$28,769

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 3, 2018:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 3, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest
zł	67,000		£14,035	0.2095	(Accrued Exp)	$—	$(45)	$(45)
	€51,950		£46,095	0.8873	(Accrued Exp)	—	(318)	(318)
U.S.$	77,079		£55,000	0.7136	Prepaid Exp	1,636	—	1,636
Economic hedges for which hedge accounting was not elected:
Diesel contracts
	Fixed on 2.2M – 3.0M gal per month		Float on 2.2M– 3.0M gal per month	N/A	Prepaid Exp	7,854	—	7,854
Intercompany billings in TJX Europe, primarily merchandise related
	€26,000		£22,948	0.8826	(Accrued Exp)	—	(2)	(2)
Merchandise purchase commitments
C$	462,464	U.S.$	367,200	0.7940	Prepaid Exp / (Accrued Exp)	49	(5,478)	(5,429)
C$	22,562		€15,000	0.6648	Prepaid Exp	557	—	557
	£176,911	U.S.$	238,000	1.3453	Prepaid Exp / (Accrued Exp)	173	(12,838)	(12,665)
zł	288,646		£60,023	0.2079	(Accrued Exp)	—	(1,303)	(1,303)
A$	28,635	U.S.$	22,230	0.7763	Prepaid Exp / (Accrued Exp)	43	(573)	(530)
U.S.$	44,223		€36,950	0.8355	Prepaid Exp	1,905	—	1,905
Total fair value of financial instruments						$12,217	$(20,557)	$(8,340)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 29, 2017:

In thousands		Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at July 29, 2017
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	67,000		£13,000	0.1940	(Accrued Exp)	$—	$(1,326)	$(1,326)
		€69,200		£59,813	0.8643	(Accrued Exp)	—	(3,044)	(3,044)
	U.S.$	68,445		£55,000	0.8036	Prepaid Exp	4,174	—	4,174
	A$	40,000		$23,781	0.5945	(Accrued Exp)	—	(676)	(676)
Economic hedges for which hedge accounting was not elected:
Diesel contracts
		Fixed on 2.0M – 2.5M gal per month		Float on 2.0M – 2.5M gal per month	N/A	Prepaid Exp	544	—	544
Intercompany billings in Europe, primarily merchandise related
		€54,000		£47,790	0.8850	(Accrued Exp)	—	(730)	(730)
Merchandise purchase commitments
	C$	571,142	U.S.$	430,600	0.7539	(Accrued Exp)	—	(29,261)	(29,261)
	C$	33,086		€22,500	0.6800	Prepaid Exp / (Accrued Exp)	218	(361)	(143)
		£252,400	U.S.$	324,000	1.2837	(Accrued Exp)	—	(8,417)	(8,417)
	A$	26,492	U.S.$	20,266	0.7650	(Accrued Exp)	—	(895)	(895)
	zł	326,370		£66,993	0.2053	(Accrued Exp)	—	(1,917)	(1,917)
	U.S.$	2,284		£1,787	0.7824	Prepaid Exp	65	—	65
	U.S.$	74,175		€66,313	0.8940	Prepaid Exp	3,957	—	3,957
Total fair value of financial instruments							$8,958	$(46,627)	$(37,669)

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(2,418)	$(5,591)	$(4,210)	$(2,366)
Economic hedges for which hedge accounting was not elected:
Intercompany receivable	Selling, general and administrative expenses	18,823	—	18,823	—
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	1,005	2,006	5,958	(1,317)
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	(576)	(5,045)	(694)	(3,444)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	21,171	(44,098)	52,628	(34,165)
Gain / (loss) recognized in income		$38,005	$(52,728)	$72,505	$(41,292)

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

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	August 4, 2018	February 3, 2018	July 29, 2017
Level 1
Assets:
Executive Savings Plan investments	$258,798	$249,045	$221,978
Level 2
Assets:
Short-term investments	$—	$506,165	$502,757
Foreign currency exchange contracts	36,096	4,363	8,414
Diesel fuel contracts	6,864	7,854	544
Liabilities:
Foreign currency exchange contracts	$14,191	$20,557	$46,627

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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of August 4, 2018 was $2.1 billion compared to a carrying value of $2.2 billion. The fair value of long-term debt as of February 3, 2018 was $2.2 billion compared to a carrying value of $2.2 billion. The fair value of long-term debt as of July 29, 2017 was $2.2 billion compared to a carrying value of $2.2 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales:
In the United States:
Marmaxx	$5,847,721	$5,284,639	$11,228,639	$10,251,774
HomeGoods	1,327,346	1,156,398	2,596,677	2,277,667
TJX Canada	937,736	832,026	1,791,572	1,570,797
TJX International	1,218,312	1,084,637	2,402,947	2,041,486
	$9,331,115	$8,357,700	$18,019,835	$16,141,724
Segment profit:
In the United States:
Marmaxx	$830,315	$746,881	$1,580,771	$1,434,046
HomeGoods	142,090	141,345	289,450	293,437
TJX Canada	138,735	83,229	263,919	186,109
TJX International	48,691	38,967	89,517	45,827
	1,159,831	1,010,422	2,223,657	1,959,419
General corporate expense	164,245	109,045	268,365	215,693
Interest expense, net	3,029	9,677	7,177	19,518
Income before provision for income taxes	$992,557	$891,700	$1,948,115	$1,724,208
Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Service cost	$11,613	$11,804	$611	$587
Interest cost	13,965	13,759	853	843
Expected return on plan assets	(20,962)	(17,382)	—	—
Recognized actuarial losses	3,114	5,574	821	833
Total expense	$7,730	$13,755	$2,285	$2,263

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Service cost	$23,226	$23,609	$1,222	$1,175
Interest cost	27,930	27,518	1,706	1,686
Expected return on plan assets	(41,924)	(34,764)	—	—
Recognized actuarial losses	6,228	11,154	1,642	1,664
Total expense	$15,460	$27,517	$4,570	$4,525

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
Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of August 4, 2018, February 3, 2018 and July 29, 2017. All amounts are net of unamortized debt discounts.

In thousands	August 4, 2018	February 3, 2018	July 29, 2017
General corporate debt:
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $211 at August 4, 2018, $234 at February 3, 2018 and $256 at July 29, 2017)	$499,789	$499,766	$499,744
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $212 at August 4, 2018, $250 at February 3, 2018 and $287 at July 29, 2017)	749,788	749,750	749,713
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $6,030 at August 4, 2018, $6,403 at February 3, 2018 and $6,776 at July 29, 2017)	993,970	993,597	993,224
Debt issuance cost	(11,435)	(12,506)	(13,578)
Long-term debt	$2,232,112	$2,230,607	$2,229,103
As of August 4, 2018, February 3, 2018 and July 29, 2017, TJX had two $500 million revolving credit facilities, one which matures in March 2020 and one which matures in March 2022.
The terms and covenants under the revolving credit facilities require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and will vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities require TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, consolidated rentals, depreciation and amortization (EBITDAR) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented. As of August 4, 2018, February 3, 2018 and July 29, 2017, and during the quarters and year then ended, there were no amounts outstanding under these facilities.
As of August 4, 2018, February 3, 2018 and July 29, 2017, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of August 4, 2018, February 3, 2018 and July 29, 2017, there were no amounts outstanding on the Canadian credit line for operating expenses. As of August 4, 2018, February 3, 2018 and July 29, 2017, our European business at TJX International had an uncommitted credit line of £5 million. As of August 4, 2018, February 3, 2018 and July 29, 2017, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note J. Income Taxes
The effective income tax rate was 25.5% for the second quarter of fiscal 2019 and 38.0% for the second quarter of fiscal 2018. The effective income tax rate was 25.3% for the first six months of fiscal 2019 and 36.8% for the first six months of fiscal 2018. The decrease in the effective income tax rate was primarily due to the reduction of the U.S. federal corporate tax rate to 21% as a result of the 2017 Tax Act and the jurisdictional mix of income.

Under ASU 2018-05, we have accounted for the impacts of the 2017 Tax Act to the extent a reasonable estimate could be made and we recognized provisional amounts related to the deemed repatriation tax, offset by the re-measurement of our deferred tax assets and liabilities to record the effects of the tax law change in the period of enactment. This guidance allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. During the second quarter of fiscal 2019, the Internal Revenue Service issued Proposed Regulation under Internal Revenue Code Section 965 providing additional guidance and clarification on certain aspects of the deemed repatriation tax calculation. The Proposed Regulation did not result in an adjustment to the provisional amounts recorded as of February 3, 2018. We will continue to monitor for new guidance related to provisional amounts recorded.
TJX had net unrecognized tax benefits of $62.4 million as of August 4, 2018, $57.3 million as of February 3, 2018 and $40.4 million as of July 29, 2017.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, fiscal years through 2008 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $13.5 million as of August 4, 2018, $11.9 million as of February 3, 2018 and $8.3 million as of July 29, 2017.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $22 million.
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
TJX may also be contingently liable on up to eight leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote, and has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $42.5 million as of August 4, 2018. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 4, 2018
Compared to
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 29, 2017
Overview
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day. We operate nearly 4,200 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). We also operate Sierra Trading Post (“STP”), an off-price Internet retailer that operates sierratradingpost.com and retail stores in the U.S. The results of STP are reported in our Marmaxx segment.
Results of Operations
Overview of our financial performance for the quarter ended August 4, 2018:

•
Net sales increased 12% to $9.3 billion for the second quarter of fiscal 2019 over last year’s second quarter sales of $8.4 billion. At August 4, 2018, stores in operation increased 7% and selling square footage increased 5% compared to the end of the fiscal 2018 second quarter.

•
Consolidated comp sales (defined below) increased 6% for the second quarter of fiscal 2019 over the comparable period last year ending August 5, 2017. Customer traffic was the primary driver of the comp sales increase.

•	Diluted earnings per share for the second quarter of fiscal 2019 were $1.17 versus $0.85 per share in the second quarter of fiscal 2018.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2019 was 10.6%, a 0.1 percentage point decrease compared with 10.7% in the second quarter of fiscal 2018.

•
Our cost of sales, including buying and occupancy costs, ratio for the second quarter of fiscal 2019 was 71.1%, a 0.4 percentage point decrease compared with 71.5% in the second quarter of fiscal 2018.

•
Our selling, general and administrative (“SG&A”) expense ratio for the second quarter of fiscal 2019 was 18.2%, a 0.4 percentage point increase compared with 17.8% in the second quarter of fiscal 2018.

•
Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, increased 5% on a reported basis and 6% on a constant currency basis at the end of the second quarter of fiscal 2019 as compared to a 6% decline in average per store inventories both on a reported and constant currency basis in the second quarter of fiscal 2018.

•	During the second quarter, we returned $844 million to our shareholders through share repurchases and dividends.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.
Net sales: Consolidated net sales for the quarter ended August 4, 2018 totaled $9.3 billion, a 12% increase over last year’s consolidated second quarter net sales of $8.4 billion. The increase reflects a 6% increase from comp sales, a 5% increase from new store sales, and a 1% positive impact from foreign currency exchange rates. This increase compares to sales growth of 6% in the second quarter of fiscal 2018, which reflects a 4% increase in new store sales, a 3% increase from comp sales, partially offset by a 1% negative impact from foreign currency exchange rates.
Consolidated net sales for the six months ended August 4, 2018 totaled $18.0 billion, a 12% increase over $16.1 billion in last year’s comparable period. The increase reflects a 5% increase in comp sales, a 5% increase from new store sales and a 2% positive impact from foreign currency exchange rates. This compares to sales growth of 5% for the six months ended July 29, 2017, which reflects a 4% increase in new store sales, a 2% increase from comp sales, partially offset by a 1% negative impact from foreign currency exchange rates.
As of August 4, 2018, our consolidated store count increased 7% and selling square footage increased 5% compared to the end of the second quarter last year.
Consolidated comp sales for both the quarter and six months ended August 4, 2018 reflect an increase in the customer traffic across all divisions. On a consolidated basis, apparel categories outperformed home categories for both the quarter and six months ended August 4, 2018.

For both the quarter and six months ended August 4, 2018, comp sales in the U.S. were strong throughout the country. In Canada, comp sales growth was in line with the consolidated average, whereas comp sales growth for our International segment, while strong, was below the consolidated average.
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
Sales excluded from comp sales (“non-comp sales”) consist of sales from:

•	New stores, meaning stores that have not yet met the comp sales criteria

•	Stores that are closed permanently or for an extended period of time

•	Our e-commerce businesses, meaning STP (including stores), tjmaxx.com and tkmaxx.com
We determine which stores are included in the comp sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year. For the second quarter and six months of fiscal 2019, comp sales are based on a shifted fiscal 2018 calendar so that they are calculated on a comparable week basis.
Comp sales of our foreign segments are calculated by translating the current year’s comp sales of our foreign segments at the same exchange rates used in the prior year. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance.
Comp sales may be referred to as “same store” sales by other retail companies. The method for calculating comp sales varies across the retail industry, therefore our measure of comp sales may not be comparable to that of other retail companies.
The following table sets forth certain information about our consolidated operating results as a percentage of net sales for the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.1	71.5	71.1	71.3
Selling, general and administrative expenses	18.2	17.8	18.0	17.9
Interest expense, net	—	0.1	—	0.1
Income before provision for income taxes*	10.6%	10.7%	10.8%	10.7%

*	Figures may not foot due to rounding
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
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.1% for the second quarter of fiscal 2019, a decrease of 0.4 percentage points from 71.5% for the second quarter of fiscal 2018 and was 71.1% for the six months ended August 4, 2018, a decrease of 0.2 percentage points from 71.3% for the six months ended July 29, 2017. The improvement in both periods was driven by the favorable year over year impact of mark-to-market of inventory derivatives as well as expense leverage on occupancy costs, partially offset by a decrease in merchandise margin due to higher freight costs along with an increase in supply chain costs.
Selling, general and administrative expenses: SG&A expenses, as a percentage of net sales, were 18.2% in the second quarter of fiscal 2019, an increase of 0.4 percentage point over last year’s second quarter ratio of 17.8%. The increase for the second quarter was primarily due to restructuring costs associated with our global IT function and wage increases.
SG&A expenses, as a percentage of net sales, were 18.0% for the six months ended August 4, 2018, an increase of 0.1 percentage point from 17.9% for the six months ended July 29, 2017. The increase for the six months ended August 4, 2018, was primarily due to wage increases and the global IT restructuring costs, partially offset by expense savings and a gain related to a lease buyout in Canada.
Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Interest expense	$17,283	$17,279	$34,648	$34,532
Capitalized interest	(1,328)	(1,241)	(2,976)	(2,462)
Interest (income)	(12,926)	(6,361)	(24,495)	(12,552)
Interest expense, net	$3,029	$9,677	$7,177	$19,518
The decrease in net interest expense for the second quarter and the six months ended August 4, 2018, compared to the same periods in fiscal 2018, was driven by additional interest income, primarily due to higher return rates.
Income taxes: The effective income tax rate was 25.5% for the second quarter of fiscal 2019 compared to 38.0% for the second quarter of fiscal 2018. The effective income tax rate was 25.3% for the six months ended August 4, 2018 compared to 36.8% for the six months ended July 29, 2017. The decrease in the effective income tax rate was primarily due to the decrease of the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Act and the jurisdictional mix of income.
Under ASU 2018-05, we have accounted for the impacts of the 2017 Tax Act to the extent a reasonable estimate could be made and we recognized provisional amounts related to the deemed repatriation tax, offset by the re-measurement of our deferred tax assets and liabilities to record the effects of the tax law change in the period of enactment. This guidance allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. During the second quarter of fiscal 2019, the Internal Revenue Service issued Proposed Regulation under Internal Revenue Code Section 965 providing additional guidance and clarification on certain aspects of the deemed repatriation tax calculation. The Proposed Regulation did not result in an adjustment to the provisional amounts recorded as of February 3, 2018. We will continue to monitor for new guidance related to provisional amounts recorded.

Net income and diluted earnings per share: Net income for the second quarter of fiscal 2019 was $740 million, or $1.17 per diluted share compared with $553 million, or $0.85 per diluted share for the second quarter of fiscal 2018. The lower effective tax rate realized due to the 2017 Tax Act resulted in an estimated net benefit to diluted earnings per share of approximately $0.18 per share. Foreign currency had a neutral impact on earnings per share for the second quarter of fiscal 2019 compared to a $0.03 negative impact on earnings per share for the second quarter of fiscal 2018.
Net income for the six months ended August 4, 2018 was $1.5 billion, or $2.30 per diluted share, compared to $1.1 billion, or $1.67 per diluted share for the six months ended July 29, 2017. The lower effective tax rate realized due to the 2017 Tax Act resulted in an estimated net benefit to diluted earnings per share of approximately $0.34 per share. Foreign currency had a $0.04 positive impact on earnings per share in the first six months of fiscal 2019 compared to a $0.03 negative impact on earnings per share in the prior year.
Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately three percent in the second quarter of fiscal 2019 and three percent for the first six months of fiscal 2019.
Segment information: We operate four main business segments. Our Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment (HomeGoods and Homesense) both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. We also operate STP, an off-price Internet retailer that operates sierratradingpost.com and retail stores in the U.S. The results of STP are included in our Marmaxx segment.
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
U.S. Segments:
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$5,848	$5,285	$11,229	$10,252
Segment profit	$830	$747	$1,581	$1,434
Segment profit as a percentage of net sales	14.2%	14.1%	14.1%	14.0%
Increase in comp sales	7%	2%	6%	1%
Stores in operation at end of period
T.J. Maxx			1,236	1,194
Marshalls			1,077	1,043
Sierra Trading Post			33	16
Total			2,346	2,253
Selling square footage at end of period (in thousands)
T.J. Maxx			27,247	26,707
Marshalls			25,082	24,678
Sierra Trading Post			566	295
Total			52,895	51,680
Net sales for Marmaxx increased 11% for the second quarter and 10% for the first six months of fiscal 2019 as compared to the same periods last year. The increase in the second quarter represents a 7% increase from comp sales and a 4% increase from new store sales. The six month increase in net sales included a 6% increase from comp sales and a 4% increase from new store sales. The increase in comp sales for the second quarter and six months ended August 4, 2018 was mainly driven by an increase in customer traffic. Marmaxx sales for both periods also reflect an increase in units sold and in the average ticket.

Geographically, comp sales growth in both the quarter and the six-month period were strong throughout the country. Apparel outperformed home fashions in both periods.
Segment profit margin increased to 14.2% for the second quarter of fiscal 2019 compared to 14.1% for the same period last year, and for the six months ended August 4, 2018 segment profit margin increased to 14.1% compared to 14.0% in the same period last year. The increase in segment margin for the second quarter and six-month period was primarily due to expense leverage on the strong comp sales. Marmaxx’s merchandise margin in the second quarter and for the six months ended August 4, 2018 was essentially flat to that of the comparable prior respective period as the impact of increased freight costs was offset by an improved markon. Our U.S. e-commerce businesses, which represent approximately 2% of Marmaxx’s net sales, did not have a significant impact on year over year segment margin comparisons for the second quarter and six-month period.
HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 4, 2018	July 29, 2017	August 4, 2018		July 29, 2017
Net sales	$1,327	$1,156	$2,597		$2,278
Segment profit	$142	$141	$289		$293
Segment profit as a percentage of net sales	10.7%	12.2%	11.1%		12.9%
Increase in comp sales	3%	7%	2%		5%
Stores in operation at end of period
HomeGoods			716		619
Homesense			8	—	—
Total			724		619
Selling square footage at end of period (in thousands)
HomeGoods			13,205		11,704
Homesense			160		—
Total			13,365		11,704
Net sales for HomeGoods increased 15% in the second quarter and 14% in the first six months of fiscal 2019 compared to the same periods last year. The increase in the second quarter represents a 12% increase from new store sales and a 3% increase from comp sales. The six month increase in net sales includes an increase of 12% from new store sales and a 2% increase from comp sales. The increase in comp sales for the second quarter and six months ended August 4, 2018 was driven by an increase in customer traffic and units sold, partially offset by a decrease in the average ticket.
Segment profit margin was 10.7% for the second quarter of fiscal 2019 compared to 12.2% for the same period last year. Segment profit margin decreased to 11.1% for the six months ended August 4, 2018 compared to 12.9% for the six months ended July 29, 2017. The decline in segment margin for the second quarter and six-month period was primarily due to a reduction in merchandise margin, primarily due to higher freight costs, along with increased supply chain costs which collectively reduced segment margin by 1.1 percentage points for both the second quarter and six months ended August 4, 2018. In addition, segment margin was negatively impacted by wage increases and expenses related to new store openings.

Foreign Segments:
TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$938	$832	$1,792	$1,571
Segment profit	$139	$83	$264	$186
Segment profit as a percentage of net sales	14.8%	10.0%	14.7%	11.8%
Increase in comp sales	6%	7%	5%	5%
Stores in operation at end of period
Winners			270	258
HomeSense			120	112
Marshalls			79	63
Total			469	433
Selling square footage at end of period (in thousands)
Winners			5,849	5,668
HomeSense			2,232	2,092
Marshalls			1,716	1,435
Total			9,797	9,195
Net sales for TJX Canada increased 13% during the second quarter ended August 4, 2018 and 14% for the six months ended August 4, 2018 compared to the same periods last year. The increase in the second quarter represents a 6% increase in comp sales growth, a 5% increase from new store sales and a 2% positive impact from foreign currency exchange rates. The six-month increase in net sales includes comp sales growth of 5%, new store sales of 6% and currency translation which positively impacted sales growth by 3%. The increase in comp sales for both periods was driven primarily by an increase in customer traffic.
Segment profit margin increased to 14.8% for the second quarter of fiscal 2019 compared to 10.0% for the same period last year. Segment profit margin increased to 14.7% for the six months ended August 4, 2018 compared to 11.8% for the six months ended July 29, 2017. The increase in the segment margin for the quarter and six-months ended August 4, 2018 was primarily due to a favorable impact of 4.2 percentage points and 1.8 percentage points, respectively due to the mark-to-market impact of the inventory derivatives. Segment margin also benefited from a year over year change in transactional foreign currency gains and losses and expense leverage which were partially offset by wage increases in both periods. In addition, the six month period benefited from a lease buyout gain.

TJX International

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$1,218	$1,085	$2,403	$2,041
Segment profit	$49	$39	$90	$46
Segment profit as a percentage of net sales	4.0%	3.6%	3.7%	2.2%
Increase in comp sales	4%	1%	3%	1%
Stores in operation at end of period
T.K. Maxx			552	522
Homesense			61	51
T.K. Maxx Australia			42	35
Total			655	608
Selling square footage at end of period (in thousands)
T.K. Maxx			11,560	11,105
Homesense			958	826
T.K. Maxx Australia			780	667
Total			13,298	12,598
Net sales for TJX International increased 12% for the second quarter and 18% for the six months ended August 4, 2018 compared to the same periods last year. The increase in the second quarter represents a 5% increase from new store sales, a 4% increase in comp sales growth and a 3% positive impact from foreign currency exchange rates. The six-month increase in net sales includes an 8% positive impact from foreign currency exchange rates, a 7% increase from new store sales, and a 3% increase in comp sales. The increase in comp sales for both periods was driven primarily by an increase in customer traffic.
Segment profit margin increased to 4.0% for the second quarter of fiscal 2019 compared to 3.6% for the same period last year. Segment profit margin increased to 3.7% for the six months ended August 4, 2018 compared to 2.2% for the six months ended July 29, 2017. Segment margin was favorably impacted by 0.3 percentage points for the second quarter and 1.3 percentage points for the six-month period due to the mark-to-market impact of the inventory derivatives, and the favorable year over year change in transactional foreign currency gains and losses, which were partially offset by wage increases and higher distribution center costs.
General corporate expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
General corporate expense	$164	$109	$268	$216
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses, except for the mark-to-market adjustment of our fuel hedges, which is included in cost of sales, including buying and occupancy costs.
General corporate expense for the second quarter and six months ended August 4, 2018 increased primarily due to global IT function restructuring costs and contributions to TJX’s charitable foundations.
Analysis of Financial Condition
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of August 4, 2018, there were no short-term bank borrowings or commercial paper outstanding.
We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I –Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are more than adequate to meet our operating needs over the next fiscal year.

As of August 4, 2018, we held $2.9 billion in cash and no short-term investments. Approximately $0.8 billion of our cash was held by our foreign subsidiaries with $0.3 billion held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through August 4, 2018. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid. We repatriated approximately $1.4 billion in cash from our subsidiary in Canada during the second quarter of fiscal 2019. Additionally, as part of the 2017 Tax Act we recorded a transition tax related to the undistributed earnings of our foreign subsidiaries of $193 million which was accrued in fiscal 2018 and is payable over 8 years. During the six months ended August 4, 2018, we paid approximately $15 million of this transition tax.
Operating activities: Net cash provided by operating activities was $1.6 billion for the six months ended August 4, 2018 and $1.1 billion for the six months ended July 29, 2017. The cash generated from operating activities in each of these fiscal quarters was primarily due to operating earnings.
Operating cash flows for the first six months of fiscal 2019 increased by $0.5 billion compared to the first six months of fiscal 2018 driven by increased operating earnings. Net income, adjusted for non-cash items increased operating cash flows in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018 by $0.5 billion.
Operating cash flows for the first six months of fiscal 2018 decreased by $0.1 billion compared to the first six months of fiscal 2017. Net income, adjusted for non-cash items for the first six months of fiscal 2018 increased operating cash flows by $0.1 billion compared to the first six months of fiscal 2017. This increase was more than offset by a $0.2 billion decrease related to accounts related to accrued expenses and other liabilities.  The decrease in cash flows related to accrued expenses and other liabilities was driven by increased payments for incentive compensation, payroll withholdings and sales taxes during the first six months of fiscal 2018.
Investing activities: Net cash used in investing activities resulted in net cash outflows of $0.1 billion for the six months ended August 4, 2018 and $0.5 billion for the six months ended July 29, 2017. The cash outflows for both periods were driven by capital expenditures and in addition, the activity in fiscal 2019 reflects the liquidation of short-term investments by TJX Canada as a result of the repatriation completed during the second quarter.
Investing activities in the first six months of fiscal 2019 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network (including buying and merchandising systems and information systems). Cash outflows for property additions were $0.6 billion in the first six months of fiscal 2019 and $0.5 billion in the prior year. We anticipate that capital spending for fiscal 2019 will be approximately $1.4 billion. We plan to fund these expenditures through internally generated funds.
We purchased $0.2 billion of investments in the first six months of fiscal 2019 versus $0.4 billion in the comparable prior year period. These cash outflows were more than offset by $0.6 billion of inflows related to investments that were sold or matured in the first six months of fiscal 2019 and $0.5 billion in the prior year. The investing activity primarily relates to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.
Financing activities: Net cash used in financing activities resulted in net cash outflows of $1.3 billion in the first six months of fiscal 2019 and $1.2 billion for the six months ended July 29, 2017. These cash outflows were primarily driven by equity repurchases and dividend payments.
Equity
We repurchased and retired 11.3 million shares of our common stock at a cost of $1.0 billion during the first six months of fiscal 2019, on a “trade date basis.” We reflect stock repurchases in our financial statements on a “settlement date” or cash basis. Under our stock repurchase programs, we paid $1.0 billion to repurchase 11.2 million shares of our stock in the first six months of fiscal 2019. These outflows were partially offset by $0.1 billion in proceeds from the exercise of employee stock options, net of shares withheld for taxes in the first six months of fiscal 2019. We paid $0.9 billion to repurchase 12 million shares in the first six months of fiscal 2018. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
In February 2018, we announced that our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $3.0 billion of TJX stock. We currently plan to repurchase approximately $2.5 billion to $3.0 billion of stock under our stock repurchase programs in fiscal 2019. We determine the timing and amount of repurchases based on our assessment of various factors, including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change.

Dividends
We declared quarterly dividends on our common stock which totaled $0.78 per share in the first six months of fiscal 2019 and $0.625 per share in the first six months of fiscal 2018. Cash payments for dividends on our common stock totaled $0.4 billion for both the first six months of fiscal 2019 and fiscal 2018.
Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note A - Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and Note A - Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in this Form 10-Q.
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
Item 4. Controls and Procedures.
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 4, 2018 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended August 4, 2018 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 3, 2018, as filed with the Securities Exchange Commission on April 4, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Information on Share Repurchases
The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2019 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
May 6, 2018 through June 2, 2018	1,517,565	$86.98	1,517,565	$3,603,780,146
June 3, 2018 through July 7, 2018	2,683,707	$95.02	2,683,707	$3,348,780,179
July 8, 2018 through August 4, 2018	2,207,171	$96.50	2,207,171	$3,135,780,269
Total:	6,408,443		6,408,443

(1)	Consists of shares repurchased under publicly announced stock repurchase programs.

(2)	Includes commissions for the shares repurchased under stock repurchase programs.

(3)
In February 2018, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time, all of which remained available as of August 4, 2018. In February 2017, TJX announced stock repurchase programs authorizing an additional $1.0 billion in repurchases, under which $136 million remained available as of August 4, 2018.

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

101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 31, 2018
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

101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated
Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.