Form 10-Q
period 2018-11-03
TJX COMPANIES INC /DE/
filed 2018-12-04
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 3, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of November 3, 2018: 1,233,145,248

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$9,825,759	$8,762,220	$27,845,594	$24,903,944
Cost of sales, including buying and occupancy costs	6,983,483	6,150,020	19,797,537	17,652,767
Selling, general and administrative expenses	1,756,448	1,584,219	5,006,937	4,479,470
Pension settlement charge	36,122	—	36,122	—
Interest expense, net	3,188	7,981	10,365	27,499
Income before provision for income taxes	1,046,518	1,020,000	2,994,633	2,744,208
Provision for income taxes	284,265	378,564	776,373	1,013,536
Net income	$762,253	$641,436	$2,218,260	$1,730,672
Basic earnings per share:
Net income	$0.62	$0.51	$1.78	$1.35
Weighted average common shares – basic	1,236,842	1,268,044	1,245,639	1,278,383
Diluted earnings per share:
Net income	$0.61	$0.50	$1.75	$1.33
Weighted average common shares – diluted	1,257,562	1,285,762	1,264,100	1,297,344
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	November 3, 2018	October 28, 2017
Net income	$762,253	$641,436
Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax provision of $143 in fiscal 2019 and benefit of $18,110 in fiscal 2018	(18,055)	(46,029)
Recognition of net gains/losses on benefit obligations, net of related tax benefit of $1,867 in fiscal year 2019 (See Note H)	(5,128)	—
Reclassifications from other comprehensive income to net income:
Pension settlement charge, net of related tax provision of $9,641 in fiscal 2019	26,481	—
Amortization of prior service cost and deferred gains, net of related tax provisions of $1,109 in fiscal 2019 and $2,414 in fiscal 2018	3,047	3,669
Amortization of loss on cash flow hedge, net of related tax provisions of $76 in fiscal 2019 and $112 in fiscal 2018	208	171
Other comprehensive income (loss), net of tax	6,553	(42,189)
Total comprehensive income	$768,806	$599,247

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Net income	$2,218,260	$1,730,672
Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefits of $13,582 in fiscal 2019 and tax provision of $16,212 in fiscal 2018	(200,319)	79,393
Gain on net investment hedges, net of related tax provision of $7,113 in fiscal 2019	19,539	—
Recognition of net gains/losses on benefit obligations, net of related tax benefit of $1,867 in fiscal year 2019 (See Note H)	(5,128)	—
Reclassifications from other comprehensive income to net income:
Pension settlement charge, net of related tax provision of $9,641 in fiscal 2019	26,481	—
Amortization of prior service cost and deferred gains, net of related tax provisions of $3,210 in fiscal 2019 and $7,500 in fiscal 2018	8,817	11,401
Amortization of loss on cash flow hedge, net of related tax provisions of $228 in fiscal 2019 and $337 in fiscal 2018	622	513
Other comprehensive (loss) income, net of tax	(149,988)	91,307
Total comprehensive income	$2,068,272	$1,821,979

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	November 3, 2018	February 3, 2018	October 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,711,767	$2,758,477	$2,364,244
Short-term investments	—	506,165	511,618
Accounts receivable, net	419,790	327,166	345,866
Merchandise inventories	5,543,413	4,187,243	4,725,850
Prepaid expenses and other current assets	544,427	706,676	422,719
Federal, state, and foreign income taxes recoverable	97,616	—	19,737
Total current assets	9,317,013	8,485,727	8,390,034
Net property at cost	5,165,875	5,006,053	4,858,284
Goodwill	97,348	100,069	196,365
Other assets	445,006	466,166	433,012
TOTAL ASSETS	$15,025,242	$14,058,015	$13,877,695
LIABILITIES
Current liabilities:
Accounts payable	$3,340,596	$2,488,373	$2,986,374
Accrued expenses and other current liabilities	2,594,561	2,522,961	2,361,422
Federal, state and foreign income taxes payable	78,668	114,203	120,185
Total current liabilities	6,013,825	5,125,537	5,467,981
Other long-term liabilities	1,284,911	1,320,505	1,159,975
Non-current deferred income taxes, net	236,769	233,057	374,276
Long-term debt	2,232,864	2,230,607	2,229,855
Commitments and contingencies (See Note K)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,233,145,248; 1,256,018,044 and 1,264,605,010 respectively	1,233,145	1,256,018	1,264,605
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(591,847)	(441,859)	(602,919)
Retained earnings	4,615,575	4,334,150	3,983,922
Total shareholders’ equity	5,256,873	5,148,309	4,645,608
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,025,242	$14,058,015	$13,877,695
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Operating Activities
Net income	$2,218,260	$1,730,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	601,227	532,424
Loss on property disposals and impairment charges	14,574	2,209
Pension settlement charge	36,122	—
Deferred income tax (benefit) provision	(15,630)	35,802
Share-based compensation	77,353	77,152
Changes in assets and liabilities:
(Increase) in accounts receivable	(97,891)	(84,403)
(Increase) in merchandise inventories	(1,442,577)	(1,042,664)
(Increase) in income taxes recoverable	(69,372)	(3,902)
Decrease (increase) in prepaid expenses and other current assets	194,160	(50,357)
Increase in accounts payable	902,502	733,340
Increase in accrued expenses and other liabilities	97,696	83,082
(Decrease) in income taxes payable	(33,292)	(86,842)
Other	(5,375)	2,910
Net cash provided by operating activities	2,477,757	1,929,423
Investing Activities
Property additions	(872,963)	(827,529)
Purchase of investments	(157,198)	(630,079)
Sales and maturities of investments	634,288	658,225
Other	26,653	—
Net cash (used in) investing activities	(369,220)	(799,383)
Financing Activities
Cash payments for repurchase of common stock	(1,591,392)	(1,238,982)
Proceeds from issuance of common stock	239,608	89,198
Cash dividends paid	(682,322)	(566,949)
Cash payments of employee tax withholdings for performance based stock awards	(16,014)	(16,823)
Other	(5,409)	(2,312)
Net cash (used in) financing activities	(2,055,529)	(1,735,868)
Effect of exchange rate changes on cash	(99,718)	40,223
Net decrease in cash and cash equivalents	(46,710)	(565,605)
Cash and cash equivalents at beginning of year	2,758,477	2,929,849
Cash and cash equivalents at end of period	$2,711,767	$2,364,244
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, February 3, 2018	1,256,018	$1,256,018	$—	$(441,859)	$4,334,150	$5,148,309
Net income	—	—	—	—	2,218,260	2,218,260
Cumulative effect of accounting change (See Note A)	—	—	—	—	58,712	58,712
Other comprehensive income (loss), net of tax	—	—	—	(149,988)	—	(149,988)
Cash dividends declared on common stock	—	—	—	—	(727,975)	(727,975)
Recognition of share-based compensation	—	—	77,353	—	—	77,353
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	11,030	11,030	218,079	—	(5,515)	223,594
Common stock repurchased and retired	(33,903)	(33,903)	(295,432)	—	(1,262,057)	(1,591,392)
Balance, November 3, 2018	1,233,145	$1,233,145	$—	$(591,847)	$4,615,575	$5,256,873
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
Reclassifications
As a result of a two-for-one stock split in the form of a dividend to shareholders of record as of October 30, 2018, certain amounts in prior years’ Consolidated Financial Statements have been retroactively adjusted to conform to the current year presentation. As such, all share activity, earnings per share and dividends per share amounts have been adjusted to reflect the two-for-one stock split. See Note D—Capital Stock and Earnings per Share for additional information.
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

Financial results for fiscal periods after the adoption date are presented under ASC 606 while results from prior periods are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We applied ASC 606 only to contracts that were not completed prior to fiscal 2019. Adoption of the new guidance resulted in additional disclosure requirements and did not have a material impact on our financial condition or results of operations for the fiscal period ended November 3, 2018.
Net Sales
Net sales consist primarily of merchandise sales, which are recorded net of a reserve for estimated returns, any discounts and sales taxes, related to the sales of merchandise both within our stores and online. Net sales also include an immaterial amount of other revenues that represent less than 1.0% of total revenues, primarily generated from TJX’s co-branded loyalty rewards credit card program offered in the United States only. In addition, certain customers may receive discounts that are accounted for as consideration reducing the transaction price. Merchandise sales from our stores are recognized at the point of sale when TJX provides the merchandise to the customer. The performance obligation is fulfilled at this point when the customer has obtained control by paying for and leaving with the merchandise. Merchandise sales made online are recognized when the product has been shipped, which is when legal title has passed and when TJX is entitled to payment, and the customer has obtained the ability to direct the use of and obtain substantially all of the remaining benefits from the goods. Shipping and handling activities related to online sales occur after the customer obtains control of the goods. TJX’s policy is to treat shipping costs as part of our fulfillment center costs within our operating expenditures. As a result, shipping fee revenues received is recognized when control of the goods transfer to the customer and is recorded as net sales. Shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs. TJX disaggregates revenue by operating segment, see Note G—Segment Information.
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

In thousands	November 3, 2018
Balance, February 3, 2018	$406,506
Deferred revenue	1,096,333
Effect of exchange rates changes on deferred revenue	(6,561)
Revenue recognized	(1,138,507)
Balance, November 3, 2018	$357,771
TJX recognized $1.1 billion in gift card revenue for the nine months ended November 3, 2018. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.
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

In thousands	Marmaxx	Winners	Sierra Trading Post	T.K. Maxx in Australia	Total
Balance, January 28, 2017	$70,027	$1,686	$97,254	$26,904	$195,871
Impairment	—	—	(97,254)	—	(97,254)
Effect of exchange rate changes on goodwill	—	98	—	1,354	1,452
Balance, February 3, 2018	70,027	1,784	—	28,258	100,069
Effect of exchange rate changes on goodwill	—	(93)	—	(2,628)	(2,721)
Balance, November 3, 2018	$70,027	$1,691	$—	$25,630	$97,348
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
Future Adoption of New Accounting Standards
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance on leases to increase transparency and comparability among organizations by requiring lessees to recognize right of use assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented as previously required. The effect of initially applying the standard can be recognized as a cumulative-effect adjustment to retained earnings in the period of adoption and an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Leases (Topic 840) (“ASC 840”), including the disclosure requirements of ASC 840. If the new transition method in ASU 2018-11 is not elected, the new standard must be adopted using a modified retrospective transition and requires application of the new guidance for leases that exist or are entered into after the beginning of the earliest comparative period presented. The Company plans to adopt this standard in the first quarter of the fiscal year ending February 1, 2020 ("fiscal 2020") using the optional transition method under ASU 2018-11.
The Company is in the process of implementing a new lease accounting system and has established a cross-functional team to implement the updated lease guidance. This team is in the process of evaluating our lease portfolio to assess the impact this standard will have on our Consolidated Financial Statements and Notes thereto. The Company has determined that the initial lease term will not differ under the new standard versus current accounting practice, and therefore the income statement impact of the new standard is not expected to be material. Any impact to the income statement would be the result of the timing of expense recognition and would not be incremental over the term of the lease. For example, under ASC 842 certain initial direct costs will no longer be capitalized and amortized over the lease term and will be expensed as incurred. In addition, in certain instances, the cost of our renewal options may be recognized earlier in the life of the lease than under the existing lease accounting rules. The Company expects this standard will have a material impact on its Consolidated Balance Sheet as it will record a significant asset and liability associated with its nearly 4,300 leased locations. The Company plans to implement the transition package of three practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classifications. The Company expects to make an accounting policy election that will keep leases with a term of 12 months or less off the balance sheet and result in recognizing those lease payments on a straight-line basis over the lease term. As our leases do not provide an implicit rate, nor is it readily available, we plan to use our incremental borrowing rate based on information available at commencement date to determine the present value of future payments.

Hedging Activities
In August 2017, the FASB issued updated guidance on hedge accounting. The updates allow hedge accounting for new types of interest rate hedges of financial instruments and simplify the documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge ineffectiveness will be reported in the same income statement line with the effective hedge results and the hedged transaction. The updated guidance is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company does not anticipate this pronouncement will have a material impact on its consolidated financial statements.
Income Statement – Reporting Comprehensive Income
In February 2018, the FASB issued updated guidance related to reporting comprehensive income. The updated guidance allows for a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effect resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The updated guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The updated guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the 2017 Tax Act is recognized. The Company has not yet determined the timing of adoption or estimated the effect on its consolidated financial statements.
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
Intangibles-Goodwill and Other-Internal-Use Software
In August 2018, the FASB issued guidance related to accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. The Company is currently evaluating the transition methods and the impact of the adoption of this standard on its consolidated financial statements.
Fair Value Measurement Disclosure Framework
In August 2018, the FASB issued guidance related to changes to the disclosure requirements for fair value measurements. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The primary focus of the guidance is to improve the effectiveness of the disclosure requirements for fair value measurements. In general, the amendments are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2021 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the potential effects of the pronouncement on its disclosure requirements.
Compensation Retirement Defined Benefit Plans Disclosure Framework
In August 2018, the FASB issued guidance related to changes to the disclosure requirements for defined benefit plans. This ASU removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. The standard is effective on a retrospective basis for fiscal years ending after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the pronouncement on its disclosure requirements.
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
Retirement Benefits
In the first quarter of fiscal 2019, TJX adopted a pronouncement related to retirement benefits, which requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if such a subtotal is presented. The amendments in this update were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The impact to prior periods was immaterial. As a result of the adoption, for the three and nine months ended November 3, 2018, service costs are recorded in the same line items as other compensation costs and non-service costs are recorded in SG&A in our income statement.
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
Note B. Property at Cost
The following table presents the components of property at cost:

In thousands	November 3, 2018	February 3, 2018	October 28, 2017
Land and buildings	$1,423,528	$1,355,777	$1,294,992
Leasehold costs and improvements	3,318,857	3,254,830	3,145,922
Furniture, fixtures and equipment	5,728,827	5,357,701	5,172,488
Total property at cost	$10,471,212	$9,968,308	$9,613,402
Less accumulated depreciation and amortization	5,305,337	4,962,255	4,755,118
Net property at cost	$5,165,875	$5,006,053	$4,858,284
Depreciation expense was $203.6 million for the three months ended November 3, 2018 and $186.9 million for the three months ended October 28, 2017. Depreciation expense was $601.5 million for the nine months ended November 3, 2018 and $534.0 million for the nine months ended October 28, 2017. Depreciation expense was $726.0 million for the twelve months ended February 3, 2018.

Note C. Accumulated Other Comprehensive Income (Loss)
Amounts included in accumulated other comprehensive income (loss) are recorded net of taxes. The following table details the changes in accumulated other comprehensive income (loss) for the nine months ended November 3, 2018:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, January 28, 2017	$(491,803)	$(199,481)	$(2,942)	$(694,226)
Additions to other comprehensive income:
Foreign currency translation adjustments (net of taxes of $16,212)	79,393	—	—	79,393
Reclassifications from other comprehensive income to net income:
Amortization of loss on cash flow hedge (net of taxes of $337)	—	—	513	513
Amortization of prior service cost and deferred gains/losses (net of taxes of $7,500)	—	11,401	—	11,401
Balance, October 28, 2017	$(412,410)	$(188,080)	$(2,429)	$(602,919)

Balance, February 3, 2018	$(280,051)	$(159,562)	$(2,246)	$(441,859)
Additions to other comprehensive income:
Foreign currency translation adjustments (net of taxes of $13,582)	(200,319)	—	—	(200,319)
Net investment hedges (net of taxes of $7,113)	19,539	—	—	19,539
Recognition of net gains/losses on benefit obligations,(net of taxes of $1,867)	—	(5,128)	—	(5,128)
Reclassifications from other comprehensive income to net income:
Pension settlement charge (net of taxes of $9,641)	—	26,481	—	26,481
Amortization of prior service cost and deferred gains (net of taxes of $3,210)	—	8,817	—	8,817
Amortization of loss on cash flow hedge (net of taxes of $228)	—	—	622	622
Balance, November 3, 2018	$(460,831)	$(129,392)	$(1,624)	$(591,847)

Note D. Capital Stock and Earnings Per Share
Capital Stock
On September 17, 2018, TJX announced that its Board of Directors approved a two-for-one stock split of its common stock in the form of a stock dividend. The split was subject to shareholder approval of an increase in the number of authorized shares of common stock. On October 22, 2018 the shareholders approved an increase in the number of authorized shares of common stock by 0.6 billion to 1.8 billion. One additional share was paid for each share held by the holders of record as of the close of business on October 30, 2018. The shares were distributed on November 6, 2018 and resulted in an issuance of 617 million shares of common stock. The balance sheet as of November 3, 2018 and all periods presented have been adjusted to retroactively present the two-for-one stock split. As of November 3, 2018, all historical per share amounts and references to the common stock activity, as well as basic and diluted share amounts utilized in the calculation of earnings per share and dividends per share, have been adjusted to reflect the stock split.

TJX repurchased and retired 11.4 million shares of its common stock at a cost of $0.6 billion during the quarter ended November 3, 2018, on a “trade date” basis. During the nine months ended November 3, 2018, TJX repurchased and retired 34.0 million shares of its common stock at a cost of $1.6 billion, on a "trade date" basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.6 billion for the nine months ended November 3, 2018, and $1.2 billion for the nine months ended October 28, 2017. These expenditures were funded by cash generated from operations.
In February 2017, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $1.0 billion of TJX common stock from time to time. Under this program, which was completed during the third quarter of fiscal 2019, TJX repurchased 21.9 million shares of common stock at a cost of $1.0 billion, on a “trade date” basis.
In February 2018, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $3.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through November 3, 2018, TJX repurchased 8.6 million shares of common stock at a cost of $464 million. As of November 3, 2018, TJX had $2.5 billion available under the stock repurchase program announced in February, 2018.
All shares repurchased under the stock repurchase programs have been retired.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands, except per share data	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Basic earnings per share
Net income	$762,253	$641,436	$2,218,260	$1,730,672
Weighted average common shares outstanding for basic EPS	1,236,842	1,268,044	1,245,639	1,278,383
Basic earnings per share	$0.62	$0.51	$1.78	$1.35
Diluted earnings per share
Net income	$762,253	$641,436	$2,218,260	$1,730,672
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	1,236,842	1,268,044	1,245,639	1,278,383
Assumed exercise/vesting of:
Stock options and awards	20,720	17,718	18,461	18,961
Weighted average common shares outstanding for diluted EPS	1,257,562	1,285,762	1,264,100	1,297,344
Diluted earnings per share	$0.61	$0.50	$1.75	$1.33
Cash dividends declared per share	$0.195	$0.156	$0.585	$0.469
The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 6.1 million such options excluded for each of the thirteen weeks and thirty-nine weeks ended November 3, 2018. There were 25.2 million such options excluded for the thirteen weeks and thirty-nine weeks ended October 28, 2017.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2018, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2019, and during the first nine months of fiscal 2019, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first nine months of fiscal 2020. The hedge agreements outstanding at November 3, 2018 relate to approximately 46% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2019 and approximately 28% of TJX’s estimated notional diesel requirements for the first nine months of fiscal 2020. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2019 and throughout the first ten months of fiscal 2020. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in TJX International (United Kingdom, Ireland, Germany, Poland, Austria, The Netherlands and Australia), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at November 3, 2018 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2019 and throughout the first half of fiscal 2020. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. TJX elected not to apply hedge accounting to these contracts.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at November 3, 2018:

In thousands		Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at November 3, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	62,000		£12,983	0.2094	Prepaid Exp	$475	$—	$475
		€48,950		£43,612	0.8909	Prepaid Exp	626	—	626
	A$	30,000	U.S.$	21,207	0.7069	(Accrued Exp)	—	(429)	(429)
	U.S.$	77,079		£55,000	0.7136	(Accrued Exp)	—	(5,545)	(5,545)
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 1.3M – 3.0M gal per month		Float on 1.3M – 3.0M gal per month	N/A	Prepaid Exp	4,965	—	4,965
Intercompany billings in Europe, primarily merchandise related
		€82,000		£71,853	0.8763	(Accrued Exp)	—	(231)	(231)
Merchandise purchase commitments
	C$	582,670	U.S.$	447,800	0.7685	Prepaid Exp / (Accrued Exp)	3,216	(543)	2,673
	C$	29,614		€19,500	0.6585	Prepaid Exp / (Accrued Exp)	4	(342)	(338)
		£271,690	U.S.$	369,500	1.3600	Prepaid Exp / (Accrued Exp)	15,585	(132)	15,453
	U.S.$	2,692		£2,067	0.7678	Prepaid Exp / (Accrued Exp)	15	(28)	(13)
	A$	45,132	U.S.$	32,962	0.7303	Prepaid Exp / (Accrued Exp)	441	(21)	420
	zł	289,208		£59,158	0.2046	Prepaid Exp / (Accrued Exp)	744	(373)	371
	U.S.$	67,459		€57,065	0.8459	(Accrued Exp)	—	(2,235)	(2,235)
Total fair value of derivative financial instruments							$26,071	$(9,879)	$16,192

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 3, 2018:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 3, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest
zł	67,000		£14,035	0.2095	(Accrued Exp)	$—	$(45)	$(45)
	€51,950		£46,095	0.8873	(Accrued Exp)	—	(318)	(318)
U.S.$	77,079		£55,000	0.7136	Prepaid Exp	1,636	—	1,636
Economic hedges for which hedge accounting was not elected:
Diesel contracts
	Fixed on 2.2M – 3.0M gal per month		Float on 2.2M– 3.0M gal per month	N/A	Prepaid Exp	7,854	—	7,854
Intercompany billings in TJX Europe, primarily merchandise related
	€26,000		£22,948	0.8826	(Accrued Exp)	—	(2)	(2)
Merchandise purchase commitments
C$	462,464	U.S.$	367,200	0.7940	Prepaid Exp / (Accrued Exp)	49	(5,478)	(5,429)
C$	22,562		€15,000	0.6648	Prepaid Exp	557	—	557
	£176,911	U.S.$	238,000	1.3453	Prepaid Exp / (Accrued Exp)	173	(12,838)	(12,665)
zł	288,646		£60,023	0.2079	(Accrued Exp)	—	(1,303)	(1,303)
A$	28,635	U.S.$	22,230	0.7763	Prepaid Exp / (Accrued Exp)	43	(573)	(530)
U.S.$	44,223		€36,950	0.8355	Prepaid Exp	1,905	—	1,905
Total fair value of financial instruments						$12,217	$(20,557)	$(8,340)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 28, 2017:

In thousands		Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 28, 2017
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	67,000		£13,000	0.1940	(Accrued Exp)	$—	$(1,211)	$(1,211)
		€49,950		£43,317	0.8672	Prepaid Exp /(Accrued Exp)	277	(1,600)	(1,323)
	U.S.$	68,445		£55,000	0.8036	Prepaid Exp	3,849	—	3,849
Economic hedges for which hedge accounting was not elected:
Diesel contracts
		Fixed on 250K – 2.5M gal per month		Float on 250K – 2.5M gal per month	N/A	Prepaid Exp	5,226	—	5,226
Intercompany billings in Europe, primarily merchandise related
		€27,000		£24,062	0.8912	Prepaid Exp	202		202
Merchandise purchase commitments
	C$	511,004	U.S.$	399,650	0.7821	Prepaid Exp / (Accrued Exp)	5,023	(4,770)	253
	C$	25,305		€17,000	0.6718	Prepaid Exp / (Accrued Exp)	63	(62)	1
		£163,682	U.S.$	214,000	1.3074	Prepaid Exp / (Accrued Exp)	678	(2,298)	(1,620)
	A$	27,187	U.S.$	21,351	0.7853	Prepaid Exp	467	—	467
	zł	313,150		£65,249	0.2084	Prepaid Exp / (Accrued Exp)	580	(350)	230
	U.S.$	2,928		£2,245	0.7667	Prepaid Exp	16	—	16
	U.S.$	68,723		€58,859	0.8565	Prepaid Exp / (Accrued Exp)	729	(989)	(260)
Total fair value of financial instruments							$17,110	$(11,280)	$5,830

Presented below is the impact of derivative financial instruments on the statements of income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$672	$(1,454)	$(3,538)	$(3,820)
Economic hedges for which hedge accounting was not elected:
Intercompany receivable	Selling, general and administrative expenses	—	—	18,823	—
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	1,572	4,947	7,530	3,630
Intercompany billings in Europe, primarily merchandise related	Cost of sales, including buying and occupancy costs	1,718	328	1,024	(3,116)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	8,463	13,336	61,091	(20,829)
Gain / (loss) recognized in income		$12,425	$17,157	$84,930	$(24,135)

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

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	November 3, 2018	February 3, 2018	October 28, 2017
Level 1
Assets:
Executive Savings Plan investments	$245,856	$249,045	$231,618
Level 2
Assets:
Short-term investments	$—	$506,165	$511,618
Foreign currency exchange contracts	21,106	4,363	11,884
Diesel fuel contracts	4,965	7,854	5,226
Liabilities:
Foreign currency exchange contracts	$9,879	$20,557	$11,280

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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of November 3, 2018 was $2.1 billion compared to a carrying value of $2.2 billion. The fair value of long-term debt as of February 3, 2018 was $2.2 billion compared to a carrying value of $2.2 billion. The fair value of long-term debt as of October 28, 2017 was $2.2 billion compared to a carrying value of $2.2 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Note G. Segment Information
TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment (HomeGoods and Homesense) both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. We also operate Sierra Trading Post (“STP”), an off-price retailer that includes sierratradingpost.com along with a number of retail stores in the U.S. We currently consider all of STP as part of our e-commerce operations. The results of STP are included in the Marmaxx segment.
All of TJX’s stores, with the exception of HomeGoods and Homesense, sell family apparel and home fashions. HomeGoods and Homesense offer home fashions.
TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income or loss before general corporate expense, pension settlement charge and interest expense, net. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered alternatives to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales:
In the United States:
Marmaxx	$5,973,476	$5,298,479	$17,202,115	$15,550,253
HomeGoods	1,463,892	1,228,768	4,060,569	3,506,435
TJX Canada	1,036,884	983,236	2,828,456	2,554,033
TJX International	1,351,507	1,251,737	3,754,454	3,293,223
	$9,825,759	$8,762,220	$27,845,594	$24,903,944
Segment profit:
In the United States:
Marmaxx	$762,911	$666,092	$2,343,682	$2,100,138
HomeGoods	166,090	163,835	455,540	457,272
TJX Canada	182,170	206,472	446,089	392,581
TJX International	102,432	87,066	191,949	132,893
	1,213,603	1,123,465	3,437,260	3,082,884
General corporate expense	127,775	95,484	396,140	311,177
Pension settlement charge	36,122	—	36,122	—
Interest expense, net	3,188	7,981	10,365	27,499
Income before provision for income taxes	$1,046,518	$1,020,000	$2,994,633	$2,744,208
Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Service cost	$10,781	$11,655	$572	$403
Interest cost	12,837	13,866	994	820
Expected return on plan assets	(17,468)	(17,309)	—	—
Recognized actuarial losses	3,241	5,428	914	641
Expense related to current period	$9,391	$13,640	$2,480	$1,864
Pension settlement charge	36,122	—	—	—
Total expense	$45,513	$13,640	$2,480	$1,864

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
In thousands	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Service cost	$34,007	$35,264	$1,794	$1,578
Interest cost	40,767	41,384	2,700	2,506
Expected return on plan assets	(59,392)	(52,073)	—	—
Recognized actuarial losses	9,469	16,582	2,556	2,305
Expense related to current period	$24,851	$41,157	$7,050	$6,389
Pension settlement charge	36,122	—	—	—
Total expense	$60,973	$41,157	$7,050	$6,389

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
During the third quarter of fiscal 2019, TJX annuitized and transferred current pension obligations for certain U.S. retirees and beneficiaries under the funded plan through the purchase of a group annuity contract with an insurance company. TJX transferred $207.4 million of pension plan assets to the insurance company, thereby reducing its pension benefit obligations. The transaction had no cash impact on TJX but did result in a non-cash pre-tax pension settlement charge of $36.1 million, which is reported separately on the consolidated statements of income. As a result of the annuity purchase the Company re-measured the funded status of its pension plan as of September 30, 2018. The assumptions for pension expense presented above includes a discount rate of 4.00% through the measurement date and 4.40% thereafter. The expected rate of return on plan assets is 6.00% through the measurement date and 6.00% thereafter. The discount rate for determining the obligation at the measurement date is 4.40%.

Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of November 3, 2018, February 3, 2018 and October 28, 2017. All amounts are net of unamortized debt discounts.

In thousands	November 3, 2018	February 3, 2018	October 28, 2017
General corporate debt:
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $200 at November 3, 2018, $234 at February 3, 2018 and $245 at October 28, 2017)	$499,800	$499,766	$499,755
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $194 at November 3, 2018, $250 at February 3, 2018 and $269 at October 28, 2017)	749,806	749,750	749,732
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $5,844 at November 3, 2018, $6,403 at February 3, 2018 and $6,590 at October 28, 2017)	994,156	993,597	993,410
Debt issuance cost	(10,898)	(12,506)	(13,042)
Long-term debt	$2,232,864	$2,230,607	$2,229,855
As of November 3, 2018, February 3, 2018 and October 28, 2017, TJX had two $500 million revolving credit facilities, one which matures in March 2020 and one which matures in March 2022.

The terms and covenants under the revolving credit facilities require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and will vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities require TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, depreciation and amortization and consolidated rentals (EBITDAR) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented. As of November 3, 2018, February 3, 2018 and October 28, 2017, and during the quarters and year then ended, there were no amounts outstanding under these facilities.
As of November 3, 2018, February 3, 2018 and October 28, 2017, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of November 3, 2018, February 3, 2018 and October 28, 2017, there were no amounts outstanding on the Canadian credit line for operating expenses. As of November 3, 2018, February 3, 2018 and October 28, 2017, our European business at TJX International had an uncommitted credit line of £5 million. As of November 3, 2018, February 3, 2018 and October 28, 2017, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note J. Income Taxes
The effective income tax rate was 27.2% for the third quarter of fiscal 2019 and 37.1% for the third quarter of fiscal 2018. The effective income tax rate was 25.9% for the first nine months of fiscal 2019 and 36.9% for the first nine months of fiscal 2018. The decrease in the effective income tax rate was primarily due to the reduction of the U.S. federal corporate tax rate to 21% as a result of the 2017 Tax Act and the jurisdictional mix of income.
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
TJX had net unrecognized tax benefits of $65.3 million as of November 3, 2018, $57.3 million as of February 3, 2018 and $41.2 million as of October 28, 2017.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S., fiscal years through 2010 are no longer subject to examination. In Canada, fiscal years through 2008 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the balance sheets for interest and penalties was $13.8 million as of November 3, 2018, $11.9 million as of February 3, 2018 and $8.5 million as of October 28, 2017.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the financial statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $23 million.
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

TJX may also be contingently liable on up to eight leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote, and has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants do not fulfill their obligations, are approximately $40.1 million as of November 3, 2018. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.
TJX is a party to various agreements under which it may be obligated to indemnify the other party with respect to certain losses related to matters such as title to assets sold, specified environmental matters or certain income taxes. These obligations are often limited in time and amount. There are no amounts reflected in our balance sheets with respect to these contingent obligations.
Contingencies
TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes. TJX is also a defendant in a putative class action on behalf of customers relating to compare at pricing. The lawsuits are in various procedural stages and seek monetary damages, injunctive relief and attorneys’ fees. In connection with ongoing litigation, an immaterial amount has been accrued in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended November 3, 2018
Compared to
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 28, 2017
Overview
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day. We operate nearly 4,300 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). We also operate Sierra Trading Post (“STP”), an off-price retailer that includes sierratradingpost.com along with a number of retail stores in the U.S. We currently consider all of STP as part of our e-commerce operations. The results of STP are reported in our Marmaxx segment.
Results of Operations
Overview of our financial performance for the quarter ended November 3, 2018:

•
Net sales increased 12% to $9.8 billion for the third quarter of fiscal 2019 over last year’s third quarter sales of $8.8 billion. At November 3, 2018, stores in operation increased 6% and selling square footage increased 4% compared to the end of the fiscal 2018 third quarter.

•
Consolidated comp sales (defined below) increased 7% for the third quarter of fiscal 2019 over the comparable period last year ending November 4, 2017. Customer traffic was the primary driver of the comp sales increase.

•	Diluted earnings per share for the third quarter of fiscal 2019 were $0.61 versus $0.50 per share in the third quarter of fiscal 2018.

•	Our pre-tax margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2019 was 10.7%, a 0.9 percentage point decrease compared with 11.6% in the third quarter of fiscal 2018.

•	Our cost of sales, including buying and occupancy costs, ratio for the third quarter of fiscal 2019 was 71.1%, a 0.9 percentage point increase compared with 70.2% in the third quarter of fiscal 2018.

•	Our selling, general and administrative (“SG&A”) expense ratio for the third quarter of fiscal 2019 was 17.9%, a 0.2 percentage point decrease compared with 18.1% in the third quarter of fiscal 2018.

•
Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, increased 9% on a reported basis and 10% on a constant currency basis at the end of the third quarter of fiscal 2019 as compared to a 2% decline in average per store inventories on a reported basis and a 4% decline on a constant currency basis in the third quarter of fiscal 2018.

•	During the third quarter, we returned $841 million to our shareholders through share repurchases and dividends.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.
Net sales: Consolidated net sales for the quarter ended November 3, 2018 totaled $9.8 billion, a 12% increase over last year’s consolidated third quarter net sales of $8.8 billion. The increase reflects a 7% increase from comp sales, a 6% increase from non-comp sales, offset by a 1% negative impact from foreign currency exchange rates. This increase compares to sales growth of 6% in the third quarter of fiscal 2018, which reflects a 5% increase from non-comp sales and a 1% positive impact from foreign currency exchange rates.
.

Consolidated net sales for the nine months ended November 3, 2018 totaled $27.8 billion, a 12% increase over $24.9 billion in last year’s comparable period. The increase reflects a 6% increase from comp sales, a 5% increase from non-comp sales and a 1% positive impact from foreign currency exchange rates. This compares to sales growth of 5% for the nine months ended October 28, 2017, which reflects a 4% increase from non-comp sales, a 1% increase from comp sales, and a neutral impact from foreign currency exchange rates.
As of November 3, 2018, our consolidated store count increased 6% and selling square footage increased 4% compared to the end of the third quarter last year.
Consolidated comp sales for both the quarter and nine months ended November 3, 2018 reflect an increase in the customer traffic across all divisions. On a consolidated basis, apparel categories outperformed home categories for both the quarter and nine months ended November 3, 2018.
For both the quarter and nine months ended November 3, 2018, comp sales in the U.S. were strong throughout the country. Comp sales for both TJX Canada and TJX International, while solid, were below the consolidated average.
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
Sales excluded from comp sales (“non-comp sales”) consist of sales from:

•	New stores, meaning stores that have not yet met the comp sales criteria, which represents the vast majority of non-comp sales

•	Stores that are closed permanently or for an extended period of time

•	Our e-commerce businesses, meaning STP (including stores), tjmaxx.com and tkmaxx.com
We determine which stores are included in the comp sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year. For the third quarter and nine months of fiscal 2019, comp sales are based on a shifted fiscal 2018 calendar so that they are calculated on a comparable week basis.
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

The following table sets forth certain information about our consolidated operating results as a percentage of net sales for the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.1	70.2	71.1	70.9
Selling, general and administrative expenses	17.9	18.1	18.0	18.0
Pension settlement charge	0.4	—	0.1	—
Interest expense, net	—	0.1	—	0.1
Income before provision for income taxes*	10.7%	11.6%	10.8%	11.0%

*	Figures may not foot due to rounding
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
Cost of sales, including buying and occupancy costs: Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.1% for the third quarter of fiscal 2019, an increase of 0.9 percentage points from 70.2% for the third quarter of fiscal 2018 and was 71.1% for the nine months ended November 3, 2018, an increase of 0.2 percentage points from 70.9% for the nine months ended October 28, 2017. The increase for the quarter was driven by the unfavorable year-over-year comparison related to the Company’s inventory hedges, lower merchandise margin (due to higher freight costs), as well as an increase in supply chain costs. These items more than offset expense leverage on the strong comp sales growth. For the nine months ended November 3, 2018, the lower merchandise margin and increased supply chain costs more than offset expense leverage from comp sales growth.
Selling, general and administrative expenses: SG&A expenses, as a percentage of net sales, were 17.9% in the third quarter of fiscal 2019, a decrease of 0.2 percentage points over last year’s third quarter ratio of 18.1%. The improvement in this expense ratio for the third quarter was primarily due to administrative expense leverage on the strong comp sales.
SG&A expenses, as a percentage of net sales, were 18.0% for the nine months ended November 3, 2018, flat to last year's third quarter ratio. Increases due to wage increases and the global IT function restructuring costs were offset by expense savings and a gain related to a lease buyout in Canada.

Pension settlement charge: During the third quarter of fiscal 2019, TJX annuitized and transferred current pension obligations for certain U.S. retirees and beneficiaries under the funded plan through the purchase of a group annuity contract with an insurance company. TJX transferred $207.4 million of pension plan assets to the insurance company, thereby reducing its pension benefit obligations. The transaction had no cash impact on TJX but did result in a non-cash pre-tax pension settlement charge of $36.1 million.
Interest expense, net: The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Interest expense	$17,248	$17,349	$51,896	$51,881
Capitalized interest	(752)	(1,066)	(3,728)	(3,528)
Interest (income)	(13,308)	(8,302)	(37,803)	(20,854)
Interest expense, net	$3,188	$7,981	$10,365	$27,499
The decrease in net interest expense for the third quarter and the nine months ended November 3, 2018, compared to the same periods in fiscal 2018, was driven by additional interest income, primarily due to higher return rates.
Income taxes: The effective income tax rate was 27.2% for the third quarter of fiscal 2019 compared to 37.1% for the third quarter of fiscal 2018. The effective income tax rate was 25.9% for the nine months ended November 3, 2018 compared to 36.9% for the nine months ended October 28, 2017. The decrease in the effective income tax rate was primarily due to the decrease of the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Act and the jurisdictional mix of income.
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
Net income and diluted earnings per share: Net income for the third quarter of fiscal 2019 was $762 million, or $0.61 per diluted share compared with $641 million, or $0.50 per diluted share for the third quarter of fiscal 2018. The lower effective tax rate realized due to the 2017 Tax Act resulted in an estimated net benefit to diluted earnings per share of approximately $0.09 per share. The pension settlement charge had a $0.02 negative impact on earnings per share for the third quarter of fiscal 2019. Foreign currency had a $0.01 negative impact on earnings per share for the third quarter of fiscal 2019 compared to a $0.02 positive impact on earnings per share for the third quarter of fiscal 2018.
Net income for the nine months ended November 3, 2018 was $2.2 billion, or $1.75 per diluted share, compared to $1.7 billion, or $1.33 per diluted share for the nine months ended October 28, 2017. The lower effective tax rate realized due to the 2017 Tax Act resulted in an estimated net benefit to diluted earnings per share of approximately $0.26 per share. The third quarter pension settlement charge had a $0.02 negative impact on earnings per share in the first nine months of fiscal 2019. Foreign currency had a $0.01 positive impact on earnings per share in the first nine months of fiscal 2019 compared to a neutral impact on earnings per share in the prior year.
Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately two percent in the third quarter of fiscal 2019 and three percent for the first nine months of fiscal 2019.
Segment information: We operate four main business segments. Our Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment (HomeGoods and Homesense) both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. We also operate Sierra Trading Post (“STP”), an off-price retailer that includes sierratradingpost.com along with a number of retail stores in the U.S. We currently consider all of STP as part of our e-commerce operations. The results of STP are included in our Marmaxx segment.

We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense, pension settlement charge and interest expense, net. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.
U.S. Segments:
Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$5,973	$5,298	$17,202	$15,550
Segment profit	$763	$666	$2,344	$2,100
Segment profit as a percentage of net sales	12.8%	12.6%	13.6%	13.5%
Increase in comp sales	9%	(1)%	7%	—%
Stores in operation at end of period
T.J. Maxx			1,247	1,219
Marshalls			1,091	1,057
Sierra Trading Post			35	26
Total			2,373	2,302
Selling square footage at end of period (in thousands)
T.J. Maxx			27,396	27,034
Marshalls			25,291	24,827
Sierra Trading Post			598	451
Total			53,285	52,312
Net sales for Marmaxx increased 13% for the third quarter and 11% for the first nine months of fiscal 2019 as compared to the same periods last year. The increase in the third quarter represents a 9% increase from comp sales and a 4% increase from non-comp sales. The nine month increase in net sales included a 7% increase from comp sales and a 4% increase from non-comp sales. The increase in comp sales for the third quarter and nine months ended November 3, 2018 was mainly driven by an increase in customer traffic. Marmaxx sales for both periods also reflect an increase in units sold and in the average ticket. Geographically, comp sales growth in both the quarter and the nine-month period were strong throughout the country. Apparel outperformed home fashions in both periods.
Segment profit margin increased to 12.8% for the third quarter of fiscal 2019 compared to 12.6% for the same period last year, and for the nine months ended November 3, 2018 segment profit margin increased to 13.6% compared to 13.5% in the same period last year. The increase in segment margin for the third quarter and nine-month period was driven by expense leverage on the strong comp sales which more than offset increased freight costs, increased costs related to our supply chain and an increase in incentive compensation expense due to the above-plan operating performance. The increase in freight costs resulted in a decrease in merchandise margin for both periods
Our U.S. e-commerce businesses, which represent less than 3% of Marmaxx’s net sales, did not have a significant impact on year-over-year segment margin comparisons for the third quarter and nine-month period.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 3, 2018	October 28, 2017	November 3, 2018		October 28, 2017
Net sales	$1,464	$1,229	$4,061		$3,506
Segment profit	$166	$164	$456		$457
Segment profit as a percentage of net sales	11.3%	13.3%	11.2%		13.0%
Increase in comp sales	7%	3%	4%		4%
Stores in operation at end of period
HomeGoods			745		660
Homesense			16	—	3
Total			761		663
Selling square footage at end of period (in thousands)
HomeGoods			13,702		12,332
Homesense			343		62
Total			14,045		12,394
Net sales for HomeGoods increased 19% in the third quarter and 16% in the first nine months of fiscal 2019 compared to the same periods last year. The increase in the third quarter represents a 12% increase from non-comp sales and a 7% increase from comp sales. The nine month increase in net sales includes an increase of 12% from non-comp sales and a 4% increase from comp sales. The increase in comp sales for the third quarter and nine months was driven by an increase in customer traffic.
Segment profit margin was 11.3% for the third quarter of fiscal 2019 compared to 13.3% for the same period last year. Segment profit margin decreased to 11.2% for the nine months ended November 3, 2018 compared to 13.0% for the nine months ended October 28, 2017. The decline in segment margin was primarily due to a reduction in merchandise margin of 1.6 percentage points for the third quarter and 0.9 percentage points for the nine months ended November 3, 2018. Merchandise margin was negatively impacted by significantly higher freight costs. Both periods were also impacted by an increase in supply chain costs which were partially offset by expense leverage on comp store sales growth.

Foreign Segments:
TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$1,037	$983	$2,828	$2,554
Segment profit	$182	$206	$446	$393
Segment profit as a percentage of net sales	17.6%	21.0%	15.8%	15.4%
Increase in comp sales	5%	4%	5%	4%
Stores in operation at end of period
Winners			271	265
HomeSense			125	117
Marshalls			88	72
Total			484	454
Selling square footage at end of period (in thousands)
Winners			5,863	5,795
HomeSense			2,325	2,179
Marshalls			1,885	1,599
Total			10,073	9,573
Net sales for TJX Canada increased 5% during the third quarter ended November 3, 2018 and 11% for the nine months ended November 3, 2018 compared to the same periods last year. The increase in the third quarter represents a 5% increase in comp sales growth, and a 5% increase from non-comp sales offset by a 5% negative impact from foreign currency exchange rates. The nine-month increase in net sales includes comp sales growth of 5%, non-comp sales of 6% and neutral impact from foreign currency. The increase in comp sales for both periods was driven by an increase in customer traffic.
Segment profit margin decreased to 17.6% for the third quarter of fiscal 2019 compared to 21.0% for the same period last year. Segment profit margin increased to 15.8% for the nine months ended November 3, 2018 compared to 15.4% for the nine months ended October 28, 2017. The decrease in the segment margin for the third quarter was primarily due to an unfavorable impact of 2.8 percentage points due to the mark-to-market impact of the inventory derivatives. Segment margin was also negatively impacted by an increase in store payroll costs due to legislated minimum wage increases. These negative factors were offset by expense leverage on the strong comp sales during the third quarter. The increase in the segment margin for the nine-months ended November 3, 2018 was primarily due to leverage on strong comp sales and the benefit of a lease buyout gain, which were partially offset by wage increases.

TJX International

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$1,352	$1,252	$3,754	$3,293
Segment profit	$102	$87	$192	$133
Segment profit as a percentage of net sales	7.6%	7.0%	5.1%	4.0%
Increase in comp sales	3%	1%	3%	1%
Stores in operation at end of period
T.K. Maxx			566	540
Homesense			68	55
T.K. Maxx Australia			44	38
Total			678	633
Selling square footage at end of period (in thousands)
T.K. Maxx			11,675	11,379
Homesense			1,037	883
T.K. Maxx Australia			914	714
Total			13,626	12,976
Net sales for TJX International increased 8% for the third quarter and 14% for the nine months ended November 3, 2018 compared to the same periods last year. The increase in the third quarter represents a 7% increase from non-comp sales and a 3% increase in comp sales growth, offset by a 2% negative impact from foreign currency exchange rates. The nine-month increase in net sales includes a 7% increase from non-comp sales, a 4% positive impact from foreign currency exchange rates, and a 3% increase in comp sales. The increase in comp sales for both periods was driven by an increase in customer traffic.
Segment profit margin increased to 7.6% for the third quarter of fiscal 2019 compared to 7.0% for the same period last year. Segment profit margin increased to 5.1% for the nine months ended November 3, 2018 compared to 4.0% for the nine months ended October 28, 2017. The increase in segment margin for the third quarter of fiscal 2019 was driven by cost efficiencies, especially in favorable negotiated lease terms, an increase in merchandise margin and a reserve adjustment due to the favorable outcome of a wage audit. These margin improvements were partially offset by the unfavorable impact of 1.3 percentage points for the third quarter due to the year-over year mark-to-market impact of the inventory derivatives. The increase in the segment margin for the nine-months ended November 3, 2018 was primarily due to the favorable year over year impact of the mark-to-market impact of the inventory derivatives, cost efficiencies and the favorable outcome of a wage audit.

General corporate expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
General corporate expense	$128	$95	$396	$311
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses, except for the mark-to-market adjustment of our fuel hedges, which is included in cost of sales, including buying and occupancy costs.
General corporate expense for the third quarter increased primarily due to higher systems and technology costs, increased incentive compensation costs due to the above plan performance and the mark-to-market impact of our diesel fuel hedges. Additionally, general corporate expense for the nine months ended November 3, 2018 includes $39 million for the global IT function restructuring costs and contributions to TJX’s charitable foundations.
Analysis of Financial Condition
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of November 3, 2018, there were no short-term bank borrowings or commercial paper outstanding.

We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I –Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are more than adequate to meet our operating needs over the next fiscal year.
As of November 3, 2018, we held $2.7 billion in cash and no short-term investments. Approximately $0.9 billion of our cash was held by our foreign subsidiaries with $0.3 billion held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through November 3, 2018. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid. We repatriated approximately $1.4 billion in cash from our subsidiary in Canada during the second quarter of fiscal 2019.
Operating activities: Net cash provided by operating activities was $2.5 billion for the nine months ended November 3, 2018 and $1.9 billion for the nine months ended October 28, 2017. The cash generated from operating activities in each of these fiscal quarters was primarily due to operating earnings.
Operating cash flows for the first nine months of fiscal 2019 increased by $0.6 billion compared to the first nine months of fiscal 2018, driven by increased operating earnings. Net income, adjusted for non-cash items increased operating cash flows in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018 by $0.8 billion and was partially offset by a $0.2 billion increase in merchandise inventories, net of accounts payable.
Operating cash flows for the first nine months of fiscal 2018 decreased by $0.2 billion compared to the first nine months of fiscal 2017. Net income, adjusted for non-cash items for the first nine months of fiscal 2018, increased operating cash flows by $0.1 billion compared to the first nine months of fiscal 2017. This increase was more than offset by a $0.1 billion decrease related to merchandise inventories, net of accounts payable and a $0.2 billion decrease related to accrued expenses and other liabilities.  The decrease in cash flows related to accrued expenses and other liabilities was driven by increased payments for incentive compensation, payroll withholdings and sales taxes during the first nine months of fiscal 2018.
Investing activities: Net cash used in investing activities resulted in net cash outflows of $0.4 billion for the nine months ended November 3, 2018 and $0.8 billion for the nine months ended October 28, 2017. The cash outflows for both periods were driven by capital expenditures and, in addition, the activity in fiscal 2019 reflects the liquidation of short-term investments by TJX Canada as a result of the repatriation completed during the second quarter.
Investing activities in the first nine months of fiscal 2019 primarily reflected property additions for new stores, store improvements and renovations and investment in our home offices and our distribution network (including buying and merchandising systems and information systems). Cash outflows for property additions were $0.9 billion in the first nine months of fiscal 2019 and $0.8 billion in the prior year. We anticipate that capital spending for fiscal 2019 will be approximately $1.3 billion. We plan to fund these expenditures through internally generated funds.
We purchased $0.2 billion of investments in the first nine months of fiscal 2019 versus $0.6 billion in the comparable prior year period. These cash outflows were more than offset by $0.6 billion of inflows related to investments that were sold or matured in the first nine months of fiscal 2019 and $0.7 billion in the prior year. The investing activity primarily relates to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.
Financing activities: Net cash used in financing activities resulted in net cash outflows of $2.1 billion in the first nine months of fiscal 2019 and $1.7 billion for the nine months ended October 28, 2017. These cash outflows were primarily driven by equity repurchases and dividend payments.
Equity
We repurchased and retired 34.0 million shares of our common stock at a cost of $1.6 billion during the first nine months of fiscal 2019, on a “trade date basis.” We reflect stock repurchases in our financial statements on a “settlement date” or cash basis. Under our stock repurchase programs, we paid $1.6 billion to repurchase 33.9 million shares of our stock in the first nine months of fiscal 2019. These outflows were partially offset by $0.2 billion in proceeds from the exercise of employee stock options, net of shares withheld for taxes in the first nine months of fiscal 2019. We paid $1.2 billion to repurchase 33.5 million shares in the first nine months of fiscal 2018. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
In February 2018, we announced that our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $3.0 billion of TJX stock. We currently plan to repurchase approximately $2.5 billion of stock under our stock repurchase programs in fiscal 2019. We determine the timing and amount of repurchases based on our assessment of various factors, including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change.

Dividends
We declared quarterly dividends on our common stock which totaled $0.585 per share in the first nine months of fiscal 2019 and $0.469 per share in the first nine months of fiscal 2018. Cash payments for dividends on our common stock totaled $0.7 billion for the first nine months of fiscal 2019 and $0.6 billion for the first nine months of fiscal 2018.
Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note A - Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and Note A - Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Item 4. Controls and Procedures.
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 3, 2018 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
Effective November 3, 2018, we implemented a new financial application to simplify and standardize our global consolidated financial reporting process while enhancing and improving the control environment surrounding the Company's financial data and information. Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended November 3, 2018 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 3, 2018, as filed with the Securities Exchange Commission on April 4, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Information on Share Repurchases
The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2019 and the average price paid per share are as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
August 5, 2018 through September 1, 2018	5,911,984	$50.74	5,911,984	$2,835,784,975
September 2, 2018 through October 6, 2018	1,982,868	$55.48	1,982,868	$2,725,785,078
October 7, 2018 through November 3, 2018	3,476,242	$54.66	3,476,242	$2,535,789,638
Total:	11,371,094		11,371,094

(1)	Consists of shares repurchased under publicly announced stock repurchase programs.

(2)	Includes commissions for the shares repurchased under stock repurchase programs.

(3)
In February 2018, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time, under which $2.5 billion remained available as of November 3, 2018.

Item 6. Exhibits.

3.1
The Fourth Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 99.1 to the Form 8-A/A filed September 9, 1999. The Certificate of Amendment of Fourth Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 22, 2018.

10.1	The Stock Incentive Plan Rules for U.K. Employees, effective as of September 17, 2018.

10.2	The Executive Severance Plan effective September 27, 2018.

10.3	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Carol Meyrowitz and TJX.

10.4	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Ernie Herrman and TJX.

10.5	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Scott Goldenberg and TJX.

10.6	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Richard Sherr and TJX.

10.7	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Kenneth Canestrari and TJX.

10.8	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Douglas Mizzi and TJX.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: December 4, 2018
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)