Form 10-K
period 2019-02-02
TJX COMPANIES INC /DE/
filed 2019-04-03
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 2, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission file number 1-4908
The TJX Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2207613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
770 Cochituate Road Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (508) 390-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒  NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on August 4, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $60.5 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 1,214,588,500 shares of the registrant’s common stock, $1.00 par value, outstanding as of March 2, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on June 4, 2019 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2018 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2018 Annual Report to Shareholders under our letter to shareholders and our performance graphs. Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words indicative of the future such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These “forward-looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.
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

PART I
ITEM 1. Business
BUSINESS OVERVIEW
The TJX Companies, Inc. (together with its subsidiaries, "TJX", the "Company", "we", or "our") is the leading off-price apparel and home fashions retailer in the United States and worldwide. We have over 4,300 stores that offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day.
Our stores are known for our value proposition of brand, fashion, price and quality. Our opportunistic buying strategies and flexible business model differentiate us from traditional retailers. We offer a treasure hunt shopping experience and a rapid turn of inventories relative to traditional retailers. Our goal is to create a sense of excitement and urgency for our customers and encourage frequent customer visits. We acquire merchandise in a variety of ways to support that goal. We reach a broad range of customers across income levels with our value proposition. Our strategies and operations are synergistic across our retail chains. As a result, we are able to leverage our expertise throughout our business, sharing information, best practices, initiatives and new ideas, and to develop talent across our Company. Further, we can leverage the substantial buying power of our businesses with our global vendor relationships.
In this report, fiscal 2017 means the fiscal year ended January 28, 2017; fiscal 2018 means the fiscal year ended February 3, 2018; fiscal 2019 means the fiscal year ending February 2, 2019 and fiscal 2020 means the fiscal year ending February 1, 2020. Unless otherwise indicated, all store information in this Item 1 is as of February 2, 2019, and references to store square footage are to gross square feet.
Our Businesses
We operate our business in four main segments: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX International.
MARMAXX
Our T.J. Maxx and Marshalls chains in the United States (“Marmaxx”) are collectively the largest off-price retailer in the United States with a total of 2,343 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, decorative accessories and giftware) and other merchandise. We primarily differentiate T.J. Maxx and Marshalls through different product assortment, including an expanded assortment of fine jewelry and accessories and a high-end designer section called The Runway at T.J. Maxx and a full line of footwear, a broader men’s offering and a juniors’ department called The Cube at Marshalls, as well as varying in-store initiatives. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains. Our e-commerce website, tjmaxx.com, was launched in 2013.
HOMEGOODS
Our HomeGoods segment, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 749 stores, HomeGoods offers an eclectic assortment of home fashions, including furniture, rugs, lighting, soft home, decorative accessories, tabletop and cookware as well as expanded pet, kids and gourmet food departments. In 2017, we launched Homesense in the U.S. Our 16 Homesense stores complement HomeGoods, offering a differentiated mix and expanded departments, such as large furniture, ceiling lighting and rugs, as well as different departments, such as a general store and an entertaining marketplace.
TJX CANADA
Our TJX Canada segment operates the Winners, HomeSense and Marshalls chains in Canada. Acquired in 1990, Winners is the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 271 stores across Canada is comparable to T.J. Maxx, with select stores offering fine jewelry, and The Runway, a designer section. We opened our HomeSense chain in 2001, bringing the home fashions off-price concept to Canada. HomeSense has 125 stores with a merchandise mix of home fashions similar to HomeGoods in the U.S. We brought Marshalls to Canada in 2011 and operate 88 Marshalls stores in Canada. As with Marshalls in the U.S., our Canadian Marshalls stores offer an expanded footwear department and The Cube juniors’ department, differentiating them from Winners stores.

TJX INTERNATIONAL
Our TJX International segment operates the T.K. Maxx and Homesense chains in Europe and the T.K. Maxx chain in Australia. Launched in 1994, T.K. Maxx introduced off-price retail to Europe and remains Europe’s only major brick-and-mortar off-price retailer of apparel and home fashions. With 567 stores, T.K. Maxx operates in the U.K., Ireland, Germany, Poland, Austria and the Netherlands. Through its stores and its e-commerce website for the U.K., tkmaxx.com, T.K. Maxx offers a merchandise mix similar to T.J. Maxx. We brought the off-price home fashions concept to Europe, opening Homesense in the U.K. in 2008 and in Ireland in 2017. Its 68 stores offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada. We acquired Trade Secret in Australia in 2015 and re-branded it under the T.K. Maxx name during 2017. The merchandise offering at T.K. Maxx in Australia's 44 stores is comparable to T.J. Maxx.
In addition to our four main segments, we operate Sierra, acquired in 2012 and rebranded from Sierra Trading Post in 2018. Sierra is an off-price retailer of brand name and quality outdoor gear, family apparel and footwear, sporting goods and home fashions. Sierra operates sierra.com and 35 retail stores in the U.S.
Flexible Business Model
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
Opportunistic Buying
As an off-price retailer, our buying practices, which we refer to as opportunistic buying, differentiate us from traditional retailers. Our overall global buying strategy is to acquire merchandise on an ongoing basis that will enable us to offer a desirable and rapidly changing mix of branded, designer and other quality merchandise in our stores at prices below regular prices for comparable merchandise at full-price retailers, including department, specialty, and major online retailers. We seek out and select merchandise from the broad range of opportunities in the market to achieve this end. Our global buying organization, which numbers approximately 1,100 Associates and has offices across 4 continents in 12 countries, executes this opportunistic buying strategy, buying merchandise from more than 100 countries in a variety of ways, depending on market conditions and other factors.
We take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from the production and flow of inventory in the apparel and home fashions marketplace. These opportunities include, among others, order cancellations, manufacturer overruns, closeouts from brands, manufacturers and other retailers and special production direct from brands and factories. Our global buying strategies are intentionally flexible to allow us to react to frequently changing opportunities and trends in the market and to adjust how and what we source as well as when we source it. Our goal is to operate with lean inventory levels compared to conventional retailers to give us the flexibility to seek out and to take advantage of these opportunities as they arise, close to the time it is needed in our stores and online and when we have more visibility into fashion trends and price. In contrast to traditional retailers, which tend to order most of their goods far in advance of the time the product appears on the selling floor, our merchants generally remain in the marketplace for goods throughout the year, frequently looking for opportunities to buy merchandise. We buy much of our merchandise for the current or immediately upcoming selling season. We also buy some merchandise that is available in the market with the intention of storing it for sale, typically in future selling seasons. We generally make these purchases, referred to as packaway, in response to opportunities to buy merchandise that we believe has the right combination of brand, fashion, price and quality to supplement the product we expect to be available to purchase later for those future seasons. We also acquire some merchandise that we offer under in-house brands or brands that are licensed to us. We develop some of this merchandise ourselves in order to supplement the depth of, or fill gaps in, our expected merchandise assortment.

Manufacturers, retailers and other vendors make up our expansive universe of more than 21,000 vendors, which provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue as we continue to grow. We believe a number of factors provide us excellent access on an ongoing basis to leading branded merchandise and make us an attractive channel for many vendors in the market. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we pay promptly; we generally do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges; and we have financial strength and an excellent credit rating.
Inventory Management
We offer our customers a rapidly changing selection of merchandise to create a treasure hunt experience in our stores and to spur frequent customer visits. To achieve this, we seek to turn the inventory in our stores rapidly, regularly offering fresh selections of apparel and home fashions at excellent values. Our specialized inventory planning, purchasing, monitoring and markdown systems, coupled with distribution center storage, processing, handling and shipping systems, enable us to tailor the merchandise in our stores to local preferences and demographics, achieve rapid in-store inventory turnover on a vast array of products and generally sell through most merchandise within the period we planned. We make pricing and markdown decisions and store inventory replenishment determinations centrally, using information provided by specialized computer systems designed to move inventory through our stores in a timely and disciplined manner. We continue to invest in our supply chain with the goal of continuing to operate with low inventory levels, to ship more efficiently and quickly, and to more precisely and effectively allocate merchandise to each store.
Pricing
Our mission is to deliver great value to our customers every day. We do this by offering quality, fashionable, brand name and designer merchandise in our stores with retail prices that are generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day. We do not generally engage in promotional pricing activity such as sales or coupons. We have generally been able to react to price fluctuations in the wholesale market to maintain our pricing gap relative to prices offered by traditional retailers as well as our merchandise margins through various economic cycles.
Low Cost Operations
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
Customer Service/Shopping Experience
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
Distribution
We operate distribution centers encompassing approximately 19 million square feet in six countries. These centers are generally large, and built to suit our specific, off-price business model, with a combination of automated systems and manual processes to manage the variety of merchandise we acquire. We ship substantially all of our merchandise to our stores through a network of distribution centers, warehouses and shipping centers operated by third parties.

Store Growth
Expansion of our business through the addition of new stores continues to be an important part of our global growth strategy. The following table provides store growth information for our four major segments for the two most recently completed fiscal years, as well as our growth estimates for fiscal 2020 and our estimates of the long-term store growth potential of these segments in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year End				Estimated Store Growth Potential
		Fiscal 2018	Fiscal 2019	Fiscal 2020 (estimated)
Marmaxx
T.J. Maxx	28,000	1,223	1,252
Marshalls	29,000	1,062	1,091
		2,285	2,343	2,403		3,000
HomeGoods
HomeGoods	23,000	667	749
Homesense	27,000	4	16
		671	765	845	(1)	1,400	(1)
TJX Canada
Winners	28,000	264	271
HomeSense	23,000	117	125
Marshalls	27,000	73	88
		454	484	514		600
TJX International
T.K. Maxx (Europe)	29,000	540	567
Homesense (Europe)	20,000	55	68
T.K. Maxx (Australia)	22,000	38	44
		633	679	729		1,100	(2)
TJX Total (3)		4,070	4,306	4,536	(1)	6,100	(1)

(1)	HomeGoods and TJX total includes 31 Homesense stores in the U.S. estimated for fiscal 2020 and store growth potential includes 400 Homesense stores.

(2)	Reflects store growth potential for T.K. Maxx in current geographies and for Homesense in the United Kingdom and Ireland.

(3)	Includes 27 Sierra stores in fiscal 2018, 35 Sierra stores for fiscal 2019, and 45 Sierra stores estimated for fiscal 2020. Sierra stores are not included in estimated store growth potential.
Some of our home fashion stores are co-located with one of our apparel stores in a combo or superstore format. We count each of the stores in the combo or superstore format as a separate store.
Competition
The retail apparel and home fashion business is highly competitive. We compete on the basis of numerous factors including brand, fashion, price, quality, selection and freshness; in-store and online service and shopping experience; reputation and store location. We compete with local, regional, national and international department, specialty, off-price, discount, warehouse and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, online, through catalogs, or other media channels.
Employees
As of February 2, 2019, we had approximately 270,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees, particularly during the peak back-to-school and holiday seasons. Our full-time, part-time, temporary, and seasonal workforce supports the execution of our flexible off-price business model, including the timing and frequency of store deliveries and the management of a rapidly changing mix of store inventory in over 4,300 retail stores in nine countries.

Trademarks
We have the right to use our principal trademarks and service marks, which are T.J. Maxx, Marshalls, HomeGoods, Winners, Homesense/HomeSense, T.K. Maxx, Sierra and Sierra Trading Post, in relevant countries. We expect our rights in these trademarks and service marks to endure in locations where we use them for as long as we continue to do so.
Seasonality
Our business is subject to seasonal influences. In the second half of the year, which includes the back-to-school and year-end holiday seasons, we generally realize higher levels of sales and income.
SEC Filings and Certifications
Copies of our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q and current reports on Form 8-K filed with or furnished to the SEC, and any amendments to those documents, are available free of charge on our website, tjx.com, under “SEC Filings,” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. They are also available free of charge from TJX Global Communications, 770 Cochituate Road, Framingham, Massachusetts 01701. The SEC maintains a website containing all reports, proxies, information statements, and all other information (www.sec.gov).
Information appearing on tjx.com is not a part of, and is not incorporated by reference in, this Form 10-K.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of TJX as of April 3, 2019:

Name	Age	Office and Business Experience
Kenneth Canestrari	57
Senior Executive Vice President, Group President since September 2014. President, HomeGoods from 2012 to September 2014. Executive Vice President, Chief Operating Officer, HomeGoods from 2008 until 2012. Various financial positions with TJX from 1988 to 2008.

Scott Goldenberg	65
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

Ernie Herrman	58
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

Carol Meyrowitz	65
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

Douglas Mizzi	59
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

Richard Sherr	62
Senior Executive Vice President, Group President since January 2012. President, HomeGoods from 2010 to 2012. Chief Operating Officer, Marmaxx from 2007 until 2010. Various merchandising positions at TJX from 1992 to 2007.

The executive officers hold office until the next annual meeting of the Board in June 2019 and until their successors are elected and qualified.

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
Opportunistic buying, operating with lean inventory levels and frequent inventory turns are key elements of our off-price business strategy but subject us to risks related to the pricing, quantity, mix, nature, and timing of inventory flowing to our stores. Our merchants are in the marketplace frequently, as much of our merchandise is purchased for the current or immediately upcoming season, and our focus on buying opportunistically places considerable discretion with them. Our business model expects our merchants to effectively react to frequently changing opportunities and trends in the market, assess the desirability and value of merchandise and generally make determinations of how and what we source as well as when we source it. If we do not obtain the right merchandise at the right times, in the right quantities, at the right prices and in the right mix, our customer traffic, as well as our sales and margins, could be adversely affected.
We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to take markdowns on excess or slow-moving inventory or we may have insufficient inventory to meet customer demand, either of which could adversely affect our financial performance.
If we are unable to generally purchase inventory at prices sufficiently below prices paid by conventional retailers, we may not be able to maintain a sufficient overall pricing differential to full-price retailers, including department, specialty, and major online retailers, and our ability to attract customers or sustain our margins may be adversely affected. We may not achieve this pricing differential at various times or in some reporting segments, chains or geographies, which could adversely affect our results.
To respond to customer demand and effectively manage pricing and markdowns, we need to appropriately allocate and deliver merchandise to our stores, maintain an appropriate mix and level of inventory in each store, and be flexible in our allocation of floor space at our stores among product categories. If we are not able to do so, our ability to attract and retain customers and our results could be adversely affected.
Failure to continue to expand our business and operations successfully or to manage our substantial size and scale effectively could adversely affect our financial results.
Our growth strategy includes successfully expanding within our current markets and into new geographic regions, product lines, and channels and, as appropriate, adding new businesses, whether by development, investment or acquisition. Managing growth effectively can be difficult. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations and/or may be required to increase investments, slow our planned growth or close stores or operations. Various circumstances could adversely affect our expansion plans. For example, if we are not able to find and lease appropriate real estate on attractive terms in the locations where we seek to open stores, we may need to change our planned growth in those areas. Similarly, new stores may not achieve the same sales or profit levels as our existing stores, whether in current or new markets; our financial performance in new markets may not be the same as in existing markets; and adding stores or banners to existing markets may otherwise adversely affect our sales and profitability in those markets.
Further, our substantial size can make it challenging to manage our complex operations effectively and to maintain appropriate internal resources and third party providers to support our business effectively. These challenges increase as we grow our business, and may add pressure to management and to various functions across our business, including administration, systems, including information technology systems, merchandising, store operations, distribution, logistics, and compliance. Increasing our size and complexity may also put additional pressure on appropriately staffing and training Associates in these areas and/or managing appropriate third party providers that support these areas. The large size and scale of our operations, our multiple banners and locations across the U.S., Canada, Europe and Australia and the autonomy afforded to the banners in some aspects of the business also increases the risk that our systems, controls, practices and policies may not be implemented effectively or consistently throughout our Company and that information may not be appropriately shared across our operations. These risks may increase as we continue to grow, particularly if we expand into additional countries. If business information is not shared effectively, or if we are otherwise unable to manage our size or growth effectively, our business may be adversely affected or we may need to reduce the rate of expansion or otherwise curtail growth, which may adversely affect our business plans, sales and results.

Failure to identify consumer trends and preferences to meet customer demand in new or existing markets or channels could negatively impact our performance.
As our success depends on our ability to meet customer demand and expectations, we work to identify consumer trends and preferences on an ongoing basis and to offer inventory and shopping experiences that meet those trends and preferences. However, we may not do so effectively and on a timely basis across our diverse merchandise categories and in each of the many markets in the U.S., Canada, Europe and Australia in which we do business. Trends and preferences in markets may differ from what we anticipate. Although our business model allows us greater flexibility than many traditional retailers to meet consumer preferences and trends (for example, by expanding and contracting merchandise categories in response to consumers’ changing tastes), we may not successfully do so, which could add difficulty in attracting new customers, retaining existing customers and encouraging frequent customer visits and could adversely affect our results.
Customers may also have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels (for example, through various digital platforms), which expectations may vary across demographics and may evolve rapidly. Meeting these expectations effectively involves identifying the right opportunities and making the right investments at the right time and with the right speed, among other things, and failure to do so may impact our financial results.
If we fail to successfully implement our various marketing efforts or if our competitors’ programs are more effective than ours, our revenue or results of operations may be adversely affected.
Customer traffic and demand for our merchandise may be influenced by our marketing efforts. Although we use marketing to drive customer traffic through various media including television, radio, print, outdoor, digital/social media, email, mobile and direct mail, some of our competitors expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Further, we may not effectively implement strategies with respect to rapidly evolving digital communication channels. Our programs may not be or remain effective or could require increased expenditures, which could have a significant adverse effect on our revenue and results of operations.
We operate in highly competitive markets, and we may not be able to compete effectively.
The retail apparel and home fashion businesses are highly competitive. We compete with local, regional, national and international retailers that sell apparel, home fashions and other merchandise that we sell, including retailers that operate through stores, e-commerce, catalogues and/or other media or channels. Some of our competitors are larger than we are or have more experience in selling certain product lines or through certain channels than we do. New competitors frequently enter the market. Existing competitors enter or increase their presence in markets in which we operate and may expand their merchandise offerings, add new sales channels or change their pricing strategies, all of which affect the competitive landscape. Consumer spending online has increased and may continue to increase, while our business is primarily in stores. We compete on the basis of various factors affecting value, meaning the combination of brand, fashion, price, and quality as well as merchandise selection and freshness; banner name recognition and appeal; both in-store and online service and shopping experience; convenience and store location. If we fail to compete effectively, our sales and results of operations could be adversely affected.
Failure to employ quality Associates in appropriate numbers and to retain key Associates and management could adversely affect our performance.
Our performance depends on recruiting, hiring, developing, training and retaining talented Associates in key areas such as buying and management. We also need to hire capable, engaged Associates in large numbers for our stores and distribution centers and for other areas of our business, including information technology functions. We must constantly recruit new Associates to fill entry level and part-time positions with historically high rates of turnover and at times find seasonal talent in sufficient numbers. Availability and skill of Associates may differ across markets in which we do business and in new markets we enter, and we may be unable to manage our labor needs effectively. In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development for key Associates across the Company, including within our buying organization. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition for talent in the retail industry and in various geographic markets. If we do not effectively attract qualified individuals, train them in our business model, support their development and retain them in sufficient numbers and at appropriate levels of the organization, our growth could be limited and our performance could be adversely affected.

Labor costs, including wage, pension and healthcare costs, and other challenges from our large workforce may adversely affect our results and profitability.
We have a large workforce, and our ability to meet our labor needs and control labor costs is subject to various factors such as minimum wage laws and benefits requirements; market pressures, including prevailing wage rates and benefit levels and unemployment levels; changing demographics; economic conditions; interest rate changes; actuarial assumptions and methods; the costs of providing and managing retirement, health and other employee benefits, including health and insurance costs; and a dynamic regulatory and policy environment, including with respect to health care, immigration, labor, employment, pension and other employee benefits, and taxes. Any of these factors could increase our labor costs.
Increased labor costs may adversely affect our results of operations. In addition, when wage rates or benefit levels increase in a market, increasing our wages or benefits may negatively impact our earnings (as they did during the past several fiscal years). Conversely, failing to offer competitive wages or benefits could adversely affect our ability to attract or retain sufficient or quality Associates, causing our customer service or performance to suffer, which could impact our results.
Many Associates in our distribution centers are members of unions, and therefore we are subject to the risk of labor actions of various kinds as well as risks and potential material expenses associated with multiemployer plans, including from pension plan underfunding, benefit cuts, increased contribution requirements, changes in plan terms, withdrawal liability, increased premium costs, or insolvency of other participating employers or governmental insurance programs. Other Associates in Europe are members of works councils, which may subject us to additional requirements, actions or expense.
Compromises of our data security, disruptions in our information technology systems, or failure to satisfy the information technology needs of our business could result in material loss or liability, materially impact our operating results or materially harm our reputation.
Our business depends on our information technology systems, which collect and process information of customers, Associates and other persons, as well as information of our business and of our suppliers and service providers. We rely heavily on information technology systems, including those of suppliers and service providers, to manage all key aspects of our business, including planning, purchasing, sales, supply chain management, inventory management, point-of-sale processing, e-commerce, human resources, financial management, communications, safeguarding information, and compliance with legal obligations. This reliance requires us to accurately anticipate our current and future information technology needs and successfully develop and implement appropriate systems that can provide the right support at the right time. Our ongoing operations and successful growth are dependent on the doing so, as well as the ongoing integrity, security and consistent operations of these systems, including related back-up systems.
As is common in the retail industry, our information technology systems, as well as those of our suppliers and service providers, are targeted by attempts to access personal or sensitive information, attempts to steal money, and attempts to disrupt business. These attempts could include use of malware, ransomware, phishing, social engineering, denial-of-service attacks, exploitation of software or product vulnerabilities, employee malfeasance, skimmers and shimmers, and other forms of cyber attacks. These attempts are becoming increasingly sophisticated, heightening the risk of compromise or disruption. Our and our suppliers’ and service providers’ information technology systems also may be damaged or disrupted, or personal or sensitive information compromised, from a number of other causes, including power outages, system failures, catastrophic events, or employee inadvertence. Such damage or interruption could materially impair our ability to operate our business or otherwise result in material impacts on our operating results. In addition, the global regulatory environment surrounding information security and privacy is increasingly demanding, and unauthorized access of personal or sensitive information could result in regulatory enforcement actions, class actions, contract liability, or other forms of material legal liability. Any successful compromise or disruption of our information technology systems could result in material reputational harm and impact our customers’ willingness to shop in our stores or online and/or our suppliers’ willingness to do business with us.
We maintain policies, procedures, and controls designed to reduce the risk of data security compromises and information technology failures or disruptions. While we have implemented measures designed to further strengthen these policies, procedures and controls since the unauthorized intrusions into our network discovered late in 2006, we may suffer a similar event in the future. These measures also require costly and ongoing investment in technologies, hiring, training, and compliance.
There is a risk of material business disruption, liability and reputational damage associated with ongoing actions intended to update, enhance, modify or replace our systems and infrastructure, including from not accurately capturing and maintaining data, efficiently testing and implementing changes, realizing the expected benefit of the change and managing the potential disruption of the actions and diversion of internal teams’ attention as the changes are implemented.

Economic conditions, on a global level or in particular markets, may adversely affect our financial performance.
Global financial markets can experience volatility, disruption and credit contraction, which could adversely affect global economic conditions. Turmoil in the financial, equity and credit markets or other changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital and could adversely affect plan asset values and investment performance, and increase our pension liabilities, expenses and funding requirements and other related financial exposure with respect to company-sponsored and multiemployer pension plans. Our strategies for managing these financial risks and exposures may not be effective or sufficient. Economic conditions, both on a global level and in particular markets, including unemployment levels; availability of disposable income and actual and perceived wealth; energy and health care costs; costs of oil, gas and other commodities; interest and tax rates and policies; weakness in the housing market; volatility in capital markets; credit availability; inflation and deflation, as well as political or other factors beyond our control such as threats or possibilities of war, terrorism, global or national unrest; actual or threatened epidemics; geopolitical instability or uncertainty; and regulatory volatility or uncertainty, including in areas such as international trade (for example, the ongoing discussions and uncertainty related to Brexit, the U.K.’s decision to withdraw from the European Union) may also have significant effects on consumer confidence and spending that would, in turn, affect our business or the retail industry generally. These conditions and factors could adversely affect discretionary consumer spending or shift trends in consumer spending and, although we believe our flexible off-price model helps us react, they may adversely affect our sales, cash flows and results of operations and performance.
Damage to our corporate reputation or those of our retail banners could adversely affect our sales and operating results.
We believe that building the brand reputation of our company and our retail banners is important to our continuing success. In the many different markets in which we do business, we work to build relationships with our customers through our various marketing campaigns and other activities. These relationships and our reputation are based, in part, on perceptions of subjective qualities. Incidents involving us, our retail banners, our executives or other Associates, our policies and practices, our third party providers, our vendors, the merchandise and brands (including our licensed or owned brands) that we carry or our industry more generally that erode trust or confidence could adversely affect our reputation and our business, particularly if the incidents result in rapid or significant adverse publicity, litigation or governmental inquiry. Information about us, our retail banners, our executives and other Associates, our board of directors, our policies and practices, our third party providers, our vendors, and the merchandise and brands we sell, including our licensed or owned brands, that is publicized through traditional or digital media platforms, including blogs, websites and other forums that facilitate rapid, broad communications to an audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is inaccurate, incomplete or unverified. The reputation of our company and our retail banners may be damaged in a market or markets in which we do business by adverse events at the corporate level or at our retail banners, or by a director or an executive or other Associate acting outside of company policies and practices. Similarly, challenges or reactions to action (or inaction), perceived action (or inaction), by our company on issues like social policies, privacy, merchandising, compensation, compliance related to social, product, labor and environmental standards or other sensitive topics, and any perceived lack of transparency about such matters, could harm our reputation, particularly as expectations of companies and of companies’ corporate responsibility obligations may continue to change. Damage to the reputation of our company and our banners could result in declines in customer loyalty and sales; affect our vendor relationships, business development opportunities and our ability to attract and retain quality Associates; divert attention and resources from management, including to respond to inquiries or additional regulatory scrutiny; and otherwise adversely affect our results.

Quality, safety or other issues with merchandise we sell could damage our reputation, sales and financial results.
Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we sell to consumers. Regulations and standards in this area, including federal regulations related to the U.S. Consumer Product Safety Improvement Act of 2008 and the U.S. Food Safety Modernization Act, state regulations like California’s Proposition 65, and similar legislation in other countries in which we operate, impose restrictions and requirements on the merchandise we sell in our stores and through e-commerce. These regulations change from time to time and new federal, state, provincial or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. If we or our merchandise vendors are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, we could incur significant fines or penalties or we could have to curtail some aspects of our sales or operations, which could have an adverse effect on our financial results. We rely on our vendors to provide quality merchandise that complies with applicable product safety laws, labeling requirements and other applicable laws, but they may not comply with their obligations to do so. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Concerns or issues with the quality and safety of merchandise raised publicly, particularly with products subject to increased levels of regulation, or the genuineness of merchandise, regardless of whether verified or our fault, could cause damage to our reputation and could result in lost sales; uninsured claims or losses; merchandise recalls and increased costs; and regulatory, civil or criminal fines or penalties, any of which could have an adverse effect on our financial results.
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
Complying with applicable laws, rules, regulations, orders and our own internal policies may also require us to spend additional time and resources to implement new procedures and financial and other controls, conduct audits, train Associates and third parties on our compliance methods or take other actions, particularly as we continue to grow globally and enter new markets or countries, any of which could adversely impact our results.
We must also comply with new and changing laws, rules and regulations, evolving interpretations of existing laws by judicial and regulatory authorities, and reforms in jurisdictions where we do business. These changes could increase our costs of compliance or of doing business and could adversely affect our operating results, including such changes involving:

–	labor and employment practices and benefits, including for labor unions and works councils;

–	climate change, energy and waste;

–	supply chain, trade restrictions and logistics, including resulting from changes to requirements or policies from the outcome of Brexit discussions;

–	health and welfare regulations;

–	consumer protection and product safety;

–	financial regulations;

–	data protection and privacy, such as to comply with, or fines and penalties related to, the General Data Protection Regulation in Europe;

–	Internet regulations, including e-commerce, electronic communications and privacy; and

–	protection of intellectual property rights.

Particularly in a dynamic regulatory environment, anticipated changes to laws and regulations may require us to invest in compliance efforts or otherwise expend resources before changes are certain. For example, the ongoing uncertainty around Brexit, including relating to timing and the range of possible outcomes, has required us to consider and in some cases implement strategies for mitigating potential disruptions to our supply chain.
Further, applicable accounting principles and interpretations may change from time to time, and the changes could have material effects on our future or previously reported financial results.

Our results may be adversely affected by serious disruptions or catastrophic events, as well as adverse or unseasonable weather.
Natural or other disasters, such as hurricanes, tornadoes, floods, earthquakes and other extreme weather; climate conditions; unforeseen public health issues, such as pandemics and epidemics; or fires, explosions and acts of war or terrorism could disrupt our operations in a number of ways, including severely damaging or destroying one or more of our stores, distribution facilities or data centers, or could disrupt the operations of one or more of our vendors or other parts of our supply chain located in the affected areas. Day-to-day operations, including our ability to receive products from our vendors or third party service providers or transport products to our stores or to our e-commerce customers could be adversely affected, transportation to and from our stores (by customers or Associates) could be limited, or we could be required to close stores or distribution centers in the affected areas or in areas served by affected distribution centers for a short or extended period of time (as we did in areas of the U.S., including Puerto Rico, after severe hurricanes during fiscal 2018).
Adverse weather can similarly affect our operations in impacted areas. Adverse or unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures (even if not extreme) may also affect customers’ buying patterns and willingness to shop certain categories we offer or at all, and accordingly, can adversely affect the demand for the merchandise in our stores, particularly in apparel and seasonal merchandise, possibly impacting our sales, customer satisfaction with our stores and increasing markdowns. As a result, our business could be adversely affected.
Our expanding international operations expose us to risks inherent in operating in new countries.
We have a significant retail presence in Canada and in countries in Europe, and have expanded our retail operations into Australia. We also operate buying offices around the world. Our goal is to continue to expand our operations into other countries in the future. It can be costly and complex to establish, develop and maintain international operations and promote business in new international jurisdictions, which may differ significantly from other countries in which we currently operate.

Just as with our current operations, there are risks inherent in opening and developing operations in new countries, such those related to compliance under the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Additional risks include, among others, understanding the local retail climate and trends, local customs and cultures, seasonal differences, business practices and competitive conditions; complying with relevant laws, rules and regulations; developing the appropriate infrastructure; identifying suitable partners for local operations and for integration with our global operations and effectively communicating and implementing company policies and practices in new, possibly remote, jurisdictions. There are also financial, regulatory and other risks associated with international operations, including currency exchange fluctuations; potentially adverse tax consequences; limitations on the repatriation and investment of funds outside of the country where earned; trade regulations; the risk of sudden policy or regulatory changes; the risk of political, economic and civil instability and labor unrest; and uncertainties regarding interpretation, application and enforceability of laws and agreements. Any of these risks could adversely impact our operations, profitability or liquidity.
We are subject to risks associated with sourcing merchandise from others, particularly where sourcing from other countries and moving merchandise internationally.
We are subject to various risks of sourcing merchandise from others, particularly other countries, including risks related to moving merchandise internationally. Many of the products sold in our stores are sourced by our vendors and, to a lesser extent, by us, in locations, particularly southeastern Asia, which are outside of the country where they will be sold. Where we are the importer of record, we may be subject to regulatory or other requirements, including those similar to requirements imposed upon the manufacturer of such products. These risk include:

–	potential disruptions in manufacturing and supply;

–
changes in duties, tariffs, trade restrictions, sanctions, quotas and voluntary export restrictions on imported merchandise, including, for example, tariffs and border adjustment taxes; changes to the North American Free Trade Agreement or successor or other trade agreements; or changes to trade requirements resulting from Brexit;

–	transport capacity and costs;

–	information technology challenges;

–	problems in third-party distribution and warehousing, logistics, transportation and other supply chain interruptions;

–	strikes, threats of strikes and other events affecting delivery;

–	consumer perceptions of the safety or quality of imported merchandise;

–	product and international trade compliance with laws and regulations of the destination country;

–
compliance with laws and regulations including changing labor, environmental, international trade and other laws in those countries and those concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

–	product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;

–	intellectual property enforcement and infringement issues;

–	concerns about human rights, working conditions and other labor rights and conditions in countries where merchandise is produced;

–	concerns about transparent sourcing and supply chains;

–	currency exchange rates, financial or economic instability; and

–	political or other disruptions in countries from, to or through which merchandise is imported.

These and other factors relating to sourcing, international trade and imported merchandise could affect the availability and the price of our inventory and our operating costs. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to production of merchandise, international operations and importing merchandise, there can be no assurance that our Associates and our contractors, agents, vendors or other third parties with whom we do business or to whom we outsource business operations will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our reputation, operations or operating results.
Our results may be adversely affected by reduced availability of, or increases in, the price of oil or other fuels, increased costs of other commodities, or other increases in utility, transportation or logistics costs.
Energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we typically enter into derivative instruments designed to manage a portion of our transportation costs (a hedging strategy), any such strategy may not be effective or sufficient and could result in increased operating costs. Increased regulation related to environmental costs, including cap and trade, carbon taxes or other emissions management systems could also adversely affect our costs of doing business, including utility, transportation and logistics costs, as could other shortages or disruptions impacting transportation, such as those relating to trucking and freight hauling. For example, in recent years, increased freight cost related to labor and equipment shortages, as well as other factors, had an impact on our margins. Similarly, other commodity prices can fluctuate dramatically. Such increases can increase the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.
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
We may acquire new businesses (as we did with our Australia business in fiscal 2016 and Sierra in fiscal 2013), invest in or enter into joint ventures with other businesses, develop new businesses internally (as with Homesense, our U.S. home store concept launched in fiscal 2018) and divest, close or consolidate businesses. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in a satisfactory manner could adversely affect our future results of operations and financial condition. Acquisition, investment or divestiture activities may divert attention of management from operating the existing businesses, and we may not effectively evaluate target companies, investments or investment partners or assess the risks, benefits and costs of buying, investing in or closing businesses or of the integration of acquired businesses, all of which can be difficult, time-consuming and dilutive. These activities may not meet our performance and other expectations and may expose us to unexpected or greater-than-expected costs, liabilities and risks. In addition, we recorded intangible assets and goodwill and the value of the tradenames in connection with our last acquisitions and may similarly do so in the future in connection with other acquisitions. If we are unable to realize the anticipated benefits from acquisitions, we may be required to impair some or all of the goodwill associated with an acquisition, which would adversely impact our results of operations and balance sheet, such as with the impairment charge related to Sierra taken during fiscal 2018. Divestitures, closings and consolidations could involve risks such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of an acquirer.
Our results may be materially adversely affected by the outcomes of litigation, legal proceedings and other legal or regulatory matters.
We are involved, or may in the future become involved, in legal proceedings, regulatory reviews, audits and other legal matters. These may involve inquiries, investigations, lawsuits and other proceedings by local, provincial, state and federal governmental entities (in the United States and other countries) and private plaintiffs, including with respect to employment and employee benefits (such as classification, employment rights, discrimination, wage and hour and retaliation); whistle blower claims; tax; securities; disclosure; real estate; environmental matters; tort; business practices; consumer protection; privacy/data security; product safety and compliance; advertising; and intellectual property. There continue to be employment-related and consumer protection lawsuits, including putative class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, these proceedings can be both time-consuming and disruptive to our operations and may cause significant expense and diversion of management attention. Legal, regulatory and other proceedings could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.

Tax matters could adversely affect our results of operations and financial condition.
We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate and future tax liability could be adversely affected by numerous factors including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory income tax rates and higher than anticipated in countries with higher statutory income tax rates, changes in income tax rates, changes in transfer pricing, changes in the valuation of deferred tax assets and liabilities, changes in applicable tax legislation, regulations, treaties and other guidance, and changes in accounting principles and interpretations relating to tax matters, any of which could adversely impact our results of operations and financial condition in future periods. The U.S. Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”) significantly revised the previous federal income tax code. It is expected that additional interpretive guidance will be issued with respect to the 2017 Tax Act and such guidance may be different from our interpretation and thus adversely affect our results. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law, which could also impact our tax obligations. Significant judgment is required in evaluating and estimating our worldwide provision and accruals for taxes, and actual results may differ from our estimations.
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
We lease virtually all of our store locations and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate, which can adversely affect our results. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign leases or sublease space to third parties, or if we sell a business, we can remain liable on the lease obligations if the assignee or sublessee does not perform (as was the case with some of our former operations). In addition, when the lease terms for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms or in a less favorable location.
Failure to protect our inventory or other assets from loss and theft may impact our financial results.
Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business. Loss may be caused by error or misconduct of Associates, customers, vendors or third parties. Our inability to effectively combat and/or minimize the loss or theft of assets, or to effectively reduce the impact of those losses, could adversely affect our financial performance.

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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We lease virtually all of our store locations. Leases in the U.S. and Canada are generally for an initial term of ten years with options to extend the lease term for one or more five year periods. Leases in Europe generally have an initial term of ten to fifteen years and leases in Australia generally have an initial lease term of seven to ten years. Some of the leases in Europe and Australia have options to extend. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified payments.

STORE LOCATIONS
Our chains operated stores in the following locations at the end of fiscal 2019; store counts below include both banners within a combo or a superstore:
United States

	T.J. Maxx	Marshalls	HomeGoods	Homesense	Sierra
Alabama	25	6	6	—	—
Arizona	17	18	14	—	—
Arkansas	14	4	5	—	—
California	121	145	89	—	—
Colorado	17	11	10	—	5
Connecticut	28	24	18	—	1
Delaware	3	5	4	—	—
District of Columbia	4	4	—	—	—
Florida	95	94	67	—	—
Georgia	50	34	27	—	—
Hawaii	6	—	—	—	—
Idaho	7	2	2	—	1
Illinois	51	45	31	—	3
Indiana	23	14	8	—	—
Iowa	11	7	5	—	—
Kansas	9	6	7	—	—
Kentucky	16	5	5	—	—
Louisiana	15	12	8	—	—
Maine	9	3	3	—	—
Maryland	25	29	20	2	—
Massachusetts	52	57	37	4	2
Michigan	41	27	19	—	3
Minnesota	17	16	12	—	2
Mississippi	10	5	4	—	—
Missouri	19	17	10	—	—
Montana	6	—	1	—	—
Nebraska	5	4	4	—	1
Nevada	9	11	7	—	1
New Hampshire	16	10	10	—	1
New Jersey	40	51	42	4	2
New Mexico	5	4	2	—	—
New York	80	83	49	3	2
North Carolina	37	27	18	—	—
North Dakota	5	1	1	—	—
Ohio	47	35	22	—	1
Oklahoma	12	6	3	—	—
Oregon	12	9	8	—	3
Pennsylvania	51	40	32	2	—
Puerto Rico	8	21	6	—	—
Rhode Island	6	6	6	—	—
South Carolina	22	12	9	—	—
South Dakota	2	1	1	—	—
Tennessee	26	18	9	—	—
Texas	70	91	50	—	—
Utah	14	4	7	—	1
Vermont	5	1	1	—	1
Virginia	37	30	23	1	—
Washington	19	21	13	—	2
West Virginia	7	3	2	—	—
Wisconsin	23	11	12	—	1
Wyoming	3	1	—	—	2
Total Stores	1,252	1,091	749	16	35

Canada

	Winners	HomeSense	Marshalls
Alberta	34	20	15
British Columbia	36	18	7
Manitoba	9	3	3
New Brunswick	4	3	2
Newfoundland	3	1	1
Nova Scotia	11	2	2
Ontario	118	55	42
Prince Edward Island	1	1	—
Quebec	49	19	14
Saskatchewan	6	3	2
Total Stores	271	125	88
Europe

	T.K. Maxx	Homesense
United Kingdom	345	66
Republic of Ireland	26	2
Germany	131	—
Poland	43	—
Austria	12	—
The Netherlands	10	—
Total Stores	567	68
Australia

T.K. Maxx
Australian Capital Territory	2
New South Wales	15
Queensland	18
Victoria	9
Total Stores	44

DISTRIBUTION CENTERS
The following is a summary of our primary owned and leased distribution and fulfillment centers and primary administrative office locations as of February 2, 2019. Square footage information for the distribution and fulfillment centers represents total “ground cover” of the facility. Square footage information for office space represents total space owned or leased.

Marmaxx
T.J. Maxx	Worcester, Massachusetts	494,000 s.f.—owned
	Evansville, Indiana	989,000 s.f.—owned
	Las Vegas, Nevada	1,110,000 s.f.—owned
	Charlotte, North Carolina	595,000 s.f.—owned
	Pittston Township, Pennsylvania	1,017,000 s.f.—owned
	Memphis, Tennessee	800,000 s.f.—leased
	San Antonio, Texas	1,215,000 s.f.—owned

Marshalls	Atlanta, Georgia	780,000 s.f.—owned
	Woburn, Massachusetts	472,000 s.f.—leased
	Bridgewater, Virginia	562,000 s.f.—leased
	Philadelphia, Pennsylvania	1,001,000 s.f.—leased
	Phoenix, Arizona	1,139,000 s.f.—owned

Sierra	Cheyenne, Wyoming	780,000 s.f.—owned

HomeGoods	Brownsburg, Indiana	805,000 s.f.—owned
	Bloomfield, Connecticut	803,000 s.f.—owned
	Jefferson, Georgia	801,000 s.f.—owned
	Tucson, Arizona	858,000 s.f.—owned
	Carteret, New Jersey	460,000 s.f.—leased

TJX Canada	Brampton, Ontario	506,000 s.f.—leased
	Mississauga, Ontario	679,000 s.f.—leased
	Torbram, Ontario	445,000 s.f.—leased
	Delta, British Columbia	432,000 s.f.—leased

TJX International	Wakefield, England	641,000 s.f.—leased
	Stoke, England	261,000 s.f.—leased
	Walsall, England	277,000 s.f.—leased
	Bergheim, Germany	322,000 s.f.—leased
	Wroclaw, Poland	303,000 s.f.—leased
	Chullora, Australia	154,000 s.f.—leased

OFFICE SPACE

Corporate, Marmaxx, HomeGoods, Sierra	Framingham and Marlborough, Massachusetts	1,958,000 s.f.—owned and leased in several buildings
Sierra	Cheyenne, Wyoming	120,000 s.f. —owned
TJX Canada	Mississauga, Ontario	434,000 s.f.—leased
TJX International	Watford, England	282,000 s.f.—owned and leased
	Dusseldorf, Germany	46,000 s. f.—leased
	Mascot, Australia	44,000 s. f.—leased
In addition to the office space listed above, we also occupy smaller office locations in various countries.
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
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
During fiscal 2019, we completed a two-for-one stock split in the form of a stock dividend, paid on November 6, 2018 to the shareholders of record at the close of business on October 30, 2018. All historical share and per share information, as well as basic and diluted earnings per share amounts, have been retroactively adjusted to reflect the two-for-one stock split. Our common stock is listed on the New York Stock Exchange (Symbol: TJX).
The approximate number of common shareholders of record at February 2, 2019 was 2,196.
Information on Share Repurchases
The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2019 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
November 4, 2018 through December 1, 2018	2,629,102	$51.35	2,629,102	$2,400,789,659
December 2, 2018 through January 5, 2019	3,594,376	$45.91	3,594,376	$2,235,789,672
January 6, 2019 through February 2, 2019	11,544,855	$48.07	11,544,855	$3,180,789,706
Total:	17,768,333		17,768,333

(1)	Consists of shares repurchased under publicly announced stock repurchase programs.

(2)	Includes commissions for the shares repurchased under stock repurchase programs.

(3)
In February 2018, TJX announced a stock repurchase program authorizing an additional $3.0 billion in repurchases, from time to time, under which approximately $1.7 billion remained available as of February 2, 2019. In February 2019, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time.

ITEM 6. Selected Financial Data

	Fiscal Year Ended
Amounts in millions, except per share amounts	February 2, 2019(1)	February 3, 2018(2)	January 28, 2017(1)	January 30, 2016	January 31, 2015
		(53 Weeks)
Income statement and per share data:
Net sales	$38,973	$35,865	$33,184	$30,945	$29,078
Net income	$3,060	$2,608	$2,298	$2,278	$2,215
Weighted average common shares for diluted earnings per share calculation (in thousands) (3)	1,259,252	1,292,209	1,328,864	1,366,502	1,407,090
Diluted earnings per share(3)	$2.43	$2.02	$1.73	$1.67	$1.57
Cash dividends declared per share(3)	$0.78	$0.625	$0.52	$0.42	$0.35
Balance sheet data:
Cash and cash equivalents	$3,030	$2,758	$2,930	$2,095	$2,494
Working capital	$2,938	$3,360	$2,993	$2,370	$2,648
Total assets	$14,326	$14,058	$12,884	$11,490	$10,978
Capital expenditures	$1,125	$1,058	$1,025	$889	$912
Long-term obligations(4)	$2,234	$2,231	$2,228	$1,615	$1,613
Shareholders’ equity	$5,049	$5,148	$4,511	$4,307	$4,264
Other financial data:
After-tax return on average shareholders’ equity	60.1%	54.0%	52.1%	53.1%	52.2%
Total debt as a percentage of total capitalization(5)	30.7%	30.2%	33.1%	27.3%	27.4%
Stores in operation	4,306	4,070	3,812	3,614	3,395
Selling square footage (in thousands)	91,075	87,548	83,798	80,480	76,537

(1)	Fiscal 2019 and Fiscal 2017 include a pension settlement charge and Fiscal 2017 includes a loss on early extinguishment of debt.

(2)	Fiscal 2018 includes an impairment charge of $99.3 million and a net benefit from the enactment of the 2017 Tax Act described in Item 7 under “Tax Cuts and Jobs Act of 2017.”

(3)	Fiscal 2018 and prior periods have been restated to reflect the two-for-one stock split completed in November 2018.

(4)	Defined as long-term debt, exclusive of current installments.

(5)	Defined as shareholders’ equity, short-term debt, and long-term debt including current maturities.
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
The discussion that follows relates to our 52-week fiscal year ended February 2, 2019 (fiscal 2019), our 53-week fiscal year ended February 3, 2018 (fiscal 2018), and our 52-week fiscal year ended January 28, 2017 (fiscal 2017).

OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day. We operate over 4,300 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). We also operate Sierra, formerly known as Sierra Trading Post that operates sierra.com and retail stores in the U.S. The results of Sierra are reported in our Marmaxx segment.
During the fourth quarter of fiscal 2018, the Tax Cuts and Jobs Act of 2017 referred to as “tax reform” or the “2017 Tax Act” was enacted. The 2017 Tax Act, along with the related reinvestments made by the Company, had a significant impact on our fiscal 2019 and fiscal 2018 results (see “Tax Cuts and Jobs Act of 2017” below).
During fiscal 2019, we completed a two-for-one stock split of our common stock; as such, all share and related data, as well as basic and diluted earnings per share amounts have been adjusted to reflect the split.
Highlights of our financial performance for fiscal 2019 include the following:

–
Net sales increased to $39 billion for fiscal 2019, up 9% over fiscal 2018. At February 2, 2019, the number of stores in operation increased 6% and selling square footage increased 4% over the end of fiscal 2018.

–
Comp sales increased 6% in fiscal 2019 over an increase of 2% in fiscal 2018 and an increase of 5% in fiscal 2017. The fiscal 2019 increase was driven primarily by an increase in customer traffic at each of our four segments.

–	Diluted earnings per share for fiscal 2019 were $2.43 compared to $2.02 per share in fiscal 2018.

–	Our fiscal 2019 pre-tax margin (the ratio of pre-tax income to net sales) was 10.7%, a 0.1 percentage point decrease compared to 10.8% in fiscal 2018.

–	Our cost of sales, including buying and occupancy costs, ratio for fiscal 2019 was 71.4% a 0.3 percentage point increase compared to 71.1% in fiscal 2018.

–	Our selling, general and administrative (“SG&A”) expense ratio for fiscal 2019 was 17.8%, which was flat to fiscal 2018.

–
Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, increased 1% on a reported basis and increased 3% on a constant currency basis at the end of fiscal 2019 as compared to the prior year.

–
During fiscal 2019, we repurchased 51.8 million shares of our common stock for $2.5 billion, on a “trade date basis”. Earnings per share reflect the benefit of our stock repurchase programs. In February 2019, our Board of Directors approved a repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock.

The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results.
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the 2017 Tax Act was enacted into law which included a reduction of the U.S. corporate income tax rate to 21 percent, effective January 1, 2018 and had a significant impact on our fiscal 2019 and fiscal 2018 operating results. The tax benefits recognized due to the 2017 Tax Act resulted in a net benefit to net income of $0.34 per share for fiscal 2019. In fiscal 2018, the Company reinvested a portion of the tax benefits through a discretionary bonus to eligible non-bonus plan Associates globally and an incremental contribution to the Company’s defined contribution retirement plans for eligible Associates in the U.S. and internationally, as well as making contributions to the Company’s charitable foundations, collectively referred to as “incremental investments related to the 2017 Tax Act.” The tax benefits recognized due to the 2017 Tax Act, offset by the after-tax impact of incremental investments we made related to the 2017 Tax Act, resulted in a net benefit to net income of $0.09 per share for fiscal 2018.

Impact of Brexit
The U.K’s decision to leave the European Union (“EU”), commonly referred to as “Brexit”, remains unsettled. Should the U.K. exit the EU, there are several possible outcomes each of which creates risks for TJX, especially in our European operations. Our TJX Europe management team has evaluated a range of possible outcomes, sought to identify areas of concern and implemented strategies to mitigate them. Our current European operations benefit from the free movement of goods and labor between the U.K. and EU. As a result, we believe Brexit could have a negative impact on our ability to efficiently move merchandise between the U.K. and the EU. Brexit could also have a negative impact on our talent in the region, both by impacting current Associates, who are either EU citizens working in the U.K. or U.K. citizens working in the EU, and potentially impacting recruitment and retention for our European operations in the future.
If the U.K. does exit the EU, this would require additional regulatory and compliance requirements for merchandise that flows between the U.K. and the EU. We have developed a plan to realign our European division’s supply chain to reduce the volume of merchandise flowing between the U.K. and the EU and have established resources and systems to support this plan. In addition, we continue to communicate with our Associates about Brexit including by providing relevant information about additional procedures that may be required post-Brexit.
We believe these steps will help us mitigate the operational risks that we expect could result from Brexit. If, however, Brexit happens without a comprehensive withdrawal agreement between the U.K. and the EU and therefore, without a longer transitional period, our European operations could be significantly impacted, particularly in the short term. We believe that over time we would implement appropriate strategies to address that outcome.
Net Sales
Consolidated net sales for fiscal 2019 totaled $39 billion, a 9% increase over $35.9 billion in fiscal 2018. The increase reflected a 6% increase from comp stores and a 3% increase from non-comp sales. Foreign currency had a neutral impact in fiscal 2019. Net sales from our e-commerce businesses combined amounted to approximately 2% of total sales and had an immaterial impact on fiscal 2019 sales growth.
Consolidated net sales for fiscal 2018 totaled $35.9 billion, an 8% increase over $33.2 billion in fiscal 2017. The increase reflected a 4% increase from non-comp sales, a 2% increase from comp sales, and a 2% increase from the impact of the 53rd week in the fiscal 2018 calendar. Foreign currency had a neutral impact in fiscal 2018.
Revenues by Geography
The percentages of our consolidated revenues by geography for the last three fiscal years are as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
United States
Northeast	23%	24%	24%
Midwest	13	12	12
South (including Puerto Rico)	25	25	25
West	15	15	16
Subtotal	76	76	77
Canada	10	10	10
Europe	13	13	13
Australia	1	1	*
Total	100%	100%	100%

*	Revenue from Australia was less than one percent during fiscal 2017.
Comparable Store Sales
We define comparable store sales (“comp sales”) to be sales of stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We calculate comp sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp percentage is immaterial.
We define customer traffic to be the number of transactions in stores included in the comp sales calculation and average ticket to be the average retail price of the units sold. We define average transaction or average basket to be the average dollar value of transactions included in the comp sales calculation.

Sales excluded from comp sales (“non-comp sales”) consists of

–	New stores - stores that have not yet met the comp sales criteria, which represents a substantial majority of non-comp sales

–	Stores that are closed permanently or for an extended period of time

–	Sales from our e-commerce businesses, meaning Sierra (including stores), tjmaxx.com and tkmaxx.com
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
Comp sales increases across all of our segments for fiscal 2019 were primarily due to an increase in customer traffic. In fiscal 2019, home fashions and apparel both grew, with apparel outperforming home fashions. Geographically, in the U.S., the Southeast, Great Lakes and the Southwest regions reported the highest comp sales increases, and the Mid Atlantic was below the consolidated average. Comp sales increases for TJX Canada and TJX International were below the consolidated average.
Comp sales increases across all of our segments for fiscal 2018 were primarily due to an increase in customer traffic. We also had an increase in the number of units sold, which was more than offset by a reduction in the average ticket. In fiscal 2018, home fashions and apparel both grew, with home fashions performing better than apparel. Geographically, in the U.S., the Southeast and the Southwest regions reported the highest comp sales increases, and the Northeast was below the consolidated average. In Canada, comp sales increases were well above the consolidated average and TJX International was at the consolidated average.
The following table sets forth our consolidated operating results as a percentage of net sales.

	Percentage of Net Sales
	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Net sales	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.4	71.1	71.0
Selling, general and administrative expenses	17.8	17.8	17.4
Impairment of goodwill and other long-lived assets	—	0.3	—
Loss on early extinguishment of debt	—	—	0.2
Pension settlement charge	0.1	—	0.1
Interest expense, net	—	0.1	0.1
Income before provision for income taxes*	10.7%	10.8%	11.2%

*	Figures may not foot due to rounding.
Impact of foreign currency exchange rates
Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. Two ways in which foreign currency exchange rates affect our reported results are as follows:

–
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

–
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.4% in fiscal 2019 compared to 71.1% in fiscal 2018 and 71.0% in fiscal 2017. The increase in this expense ratio during fiscal 2019 was driven by higher supply chain costs as we continue to invest in existing and open new distribution centers as well as the absence of the benefit of the 53rd week reflected in last year's expense ratio. Merchandise margin was essentially flat compared to fiscal 2018 despite significantly higher freight costs.
The increase in the fiscal 2018 expense ratio was driven by higher supply chain costs as we continue to invest and open new distribution centers. This was offset by the favorable impact of mark-to-market of inventory derivatives that benefited the expense ratio by approximately 0.1 percentage point as well as an estimated 0.1 percentage point benefit from the 53rd week in the Company’s fiscal 2018 calendar. Fiscal 2018 merchandise margin was essentially flat to fiscal 2017.
Selling, General and Administrative Expenses
SG&A expenses as a percentage of net sales were 17.8% in fiscal 2019 and fiscal 2018, and 17.4% in fiscal 2017. The fiscal 2019 expense ratio reflects an increase in incentive compensation accruals due to a stronger than expected operating performance as well as store wage increases, partially offset by leverage on strong comp sales. The fiscal 2018 expense ratio reflects the impact of the incremental investments related to the 2017 Tax Act and higher employee payroll costs due to wage increases.
Impairment of Goodwill and Other Long-lived Assets, Related to Sierra
During the fourth quarter of fiscal 2018, we recorded a $99.3 million impairment charge, primarily related to goodwill, as the estimated fair value of Sierra fell below the carrying value due to a decrease in projected revenue growth rates. The impairment charge is included in the Marmaxx segment.
Loss on Early Extinguishment of Debt
During the third quarter of fiscal 2017, we issued $1.0 billion of 2.25% ten-year notes. We used a portion of the proceeds to redeem our $375 million 6.95% notes on October 12, 2016, prior to their scheduled maturity of April 15, 2019 and we recorded a pre-tax loss on the early extinguishment of debt of $51.8 million.
Pension Settlement Charge
During the third quarter of fiscal 2019, we annuitized and transferred current pension obligations for certain U.S. retirees and beneficiaries under the qualified pension plan through the purchase of a group annuity contract with an insurance company. We transferred $207.4 million of pension plan assets to the insurance company, thereby reducing our pension benefit obligations. The transaction had no cash impact to TJX but did result in a non-cash pre-tax pension settlement charge of $36.1 million.
During the third quarter of fiscal 2017, we offered eligible former TJX Associates, who had not yet commenced receiving their qualified pension plan benefit, an opportunity to receive a lump sum payout of their vested pension benefit. As a result, TJX’s qualified pension plan paid $103.2 million from pension plan assets to those who accepted this offer. This transaction had no cash impact to TJX, but did result in a non-cash pre-tax pension settlement charge of $31.2 million.

Interest Expense, net
The components of interest expense, net for the last three fiscal years are summarized below:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
Interest expense	$69,102	$69,237	$69,219
Capitalized interest	(4,263)	(4,942)	(7,548)
Interest (income)	(55,979)	(32,707)	(18,137)
Interest expense, net	$8,860	$31,588	$43,534
The decrease in interest expense, net for fiscal 2019 and fiscal 2018 was driven by additional interest income, primarily due to higher return rates.
Provision for Income Taxes
Our effective annual income tax rate was 26.7% in fiscal 2019, 32.4% in fiscal 2018 and 38.3% in fiscal 2017. The decrease in the fiscal 2019 effective income tax rate is primarily driven by the reduction of the U.S. federal statutory rate from 35% to 21%. The decrease in the effective income tax rate in fiscal 2018 was primarily due to the favorable effect of the 2017 Tax Act, excess tax benefit from share-based compensation attributable to the adoption of ASU 2016-09- Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and the jurisdictional mix of income.
The 2017 Tax Act made broad and complex changes to the U.S. tax code which impacted fiscal 2019 and fiscal 2018 including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%. In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the 2017 Tax Act. We completed our analysis in the fourth quarter of fiscal 2019 and determined there was no material adjustment to the income tax expense.
Net Income and Diluted Earnings Per Share
Net income was $3.1 billion in fiscal 2019 compared to $2.6 billion in fiscal 2018 and $2.3 billion in fiscal 2017. Diluted earnings per share were $2.43 in fiscal 2019, $2.02 in fiscal 2018 and $1.73 in fiscal 2017. Year over year results are impacted by numerous items that impact comparability as summarized below.

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
Net benefit of 2017 Tax Act items(1)	$(0.34)	$(0.09)	$—
Benefit of 53rd week in FY18	$—	$(0.06)	$—
Sierra impairment charge	$—	$0.05	$—
Pension settlement charge	$0.02	$—	$0.01
Loss on early extinguishment of debt	$—	$—	$0.02

(1)	Refer to the Tax Cuts and Jobs Act of 2017 section within this MD&A for further details on the net benefit of 2017 Tax Act items.

In addition, foreign currency exchange rates had a neutral impact on earnings per share in fiscal 2019 when compared to fiscal 2018, and a $0.02 positive impact in fiscal 2018 when compared to fiscal 2017.
Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately 3% in each fiscal year presented.

Segment Information
We operate four main business segments. Our Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment (HomeGoods and Homesense) both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. We also operate Sierra, formerly Sierra Trading Post that operates sierra.com and retail stores in the U.S. The results of Sierra are included in our Marmaxx segment.
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
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Fiscal Year Ended
In millions	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
Net sales	$24,058.0	$22,249.1	$21,246.0
Segment profit	$3,253.9	$2,949.4	$2,995.0
Segment profit as a percentage of net sales	13.5%	13.3%	14.1%
Increase in comp sales	7%	1%	5%
Stores in operation at end of period
T.J. Maxx	1,252	1,223	1,186
Marshalls	1,091	1,062	1,035
Sierra	35	27	12
Total	2,378	2,312	2,233
Selling square footage at end of period (in thousands)
T.J. Maxx	27,484	27,077	26,614
Marshalls	25,269	24,916	24,750
Sierra	598	470	227
Total	53,351	52,463	51,591
Net sales for Marmaxx increased 8% in fiscal 2019 on top of a 5% increase in fiscal 2018. The fiscal 2019 increase reflects a 7% increase from comp sales and a 1% increase from non-comp sales. The sales increase of 5% in fiscal 2018 reflects a 2% increase from non-comp sales, a 2% increase from the 53rd week and a 1% increase from comp sales. Comp sales growth at Marmaxx for fiscal 2019 was primarily due to a 5% increase in customer traffic on top of a 3% increase in customer traffic in fiscal 2018. Geographically, comp sales were strong throughout most of the country as all regions posted a 5% comp or greater. Apparel outperformed home fashions in fiscal 2019 with both categories posting solid comp sales growth. Sales of our U.S. e-commerce businesses represented approximately 3% of Marmaxx’s net sales.
Segment margin increased to 13.5% in fiscal 2019 compared to 13.3% in fiscal 2018. This comparison is impacted by items impacting the fiscal 2018 segment margin, primarily the Sierra impairment charge which reduced last year’s segment margin by 0.4 percentage points. Marmaxx results for fiscal 2019 reflect an improvement due to expense leverage on the strong comp sales which was more than offset by higher incentive compensation accruals due to the stronger than expected operating performance and an increase in distribution costs and store wages. Collectively these items reduced the fiscal 2019 segment margin by 0.7 percentage points. Merchandise margin was essentially flat for fiscal 2019 compared to fiscal 2018 despite a significant increase in freight costs. Our U.S. e-commerce businesses, excluding the fiscal 2018 impairment charge, did not have a significant impact on year-over-year segment margin comparisons.
Segment margin in fiscal 2018 was 13.3% compared to 14.1% in fiscal 2017. Marmaxx results for fiscal 2018 reflect a 0.4 percentage point negative impact from the Sierra impairment charge. In addition, higher store payroll costs, primarily due to wage increases, and higher distribution costs, primarily due to processing more units, collectively reduced segment margin by approximately 0.5 percentage points. The fiscal 2018 segment margin was also negatively impacted by expense deleverage on the 1% comp sales but was favorably impacted by approximately 0.1 percentage point due to the 53rd week. Merchandise margin was flat for fiscal 2018 compared to fiscal 2017. Our U.S. e-commerce businesses, excluding the impairment charge, did not have a significant impact on year-over-year segment margin comparisons.
In fiscal 2020, we expect to open approximately 60 Marmaxx stores and 10 Sierra stores, which would increase selling square footage by approximately 2%.

HomeGoods

	Fiscal Year Ended
In millions	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
Net sales	$5,787.4	$5,116.3	$4,404.6
Segment profit	$671.9	$674.5	$613.8
Segment profit as a percentage of net sales	11.6%	13.2%	13.9%
Increase in comp sales	4%	4%	6%
Stores in operation at end of period
HomeGoods	749	667	579
Homesense	16	4	—
Total	765	671	579
Selling square footage at end of period (in thousands)
HomeGoods	13,775	12,448	11,119
Homesense	343	81	—
Total	14,118	12,529	11,119
HomeGoods’ net sales increased 13% in fiscal 2019, on top of a 16% increase in fiscal 2018. The increase in fiscal 2019 reflects a 9% increase from non-comp sales and a 4% increase from comp sales. The sales increase of 16% in fiscal 2018 reflects a 10% increase from non-comp sales, a 4% increase from comp sales and a 2% increase due to the 53rd week. Comp sales growth at HomeGoods for fiscal 2019 was due to a 5% increase in customer traffic on top of a 4% increase in customer traffic in fiscal 2018.
Segment profit margin decreased to 11.6% for fiscal 2019 compared to 13.2% for fiscal 2018. The decrease in segment margin for fiscal 2019 includes a decline in merchandise margin due to increased freight costs. In addition, higher distribution center costs and higher store wage costs as well as costs in connection with investing in more stores, collectively reduced segment margin by approximately 1.1 percentage points.
Segment profit margin for fiscal 2018 was 13.2% compared to 13.9% for fiscal 2017. The decrease in segment margin for fiscal 2018 includes a decline in merchandise margin of 0.5 percentage points, primarily as a result of increased freight costs. In addition, higher distribution center costs primarily due to opening a new distribution center, higher store payroll costs, primarily due to wage increases, as well as costs in connection with opening more stores as compared to fiscal 2017, including our first Homesense stores, collectively reduced segment margin by approximately 0.8 percentage points. These costs were partially offset by expense leverage on comp sales growth as well as the benefit of the 53rd week which lifted segment margin by approximately 0.2 percentage points.
In fiscal 2020, we plan an increase of approximately 65 HomeGoods stores and 15 Homesense stores, which would increase selling square footage by approximately 11%.

FOREIGN SEGMENTS
TJX Canada

	Fiscal Year Ended
U.S. dollars in millions	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
Net sales	$3,869.8	$3,642.3	$3,171.1
Segment profit	$551.6	$530.1	$413.4
Segment profit as a percentage of net sales	14.3%	14.6%	13.0%
Increase in comp sales	4%	5%	8%
Stores in operation at end of period
Winners	271	264	255
HomeSense	125	117	106
Marshalls	88	73	57
Total	484	454	418
Selling square footage at end of period (in thousands)
Winners	5,862	5,780	5,629
HomeSense	2,323	2,179	1,984
Marshalls	1,885	1,621	1,307
Total	10,070	9,580	8,920
Net sales for TJX Canada increased 6% in fiscal 2019, on top of a 15% increase in fiscal 2018. The increase in sales for fiscal 2019 reflects comp sales growth of 4% and a 4% increase from non-comp sales, offset by a 2% negative impact of foreign currency translation. The increase in sales for fiscal 2018 reflects comp sales growth of 5%, a 5% increase from non-comp stores, a 3% positive impact of foreign currency translation and a 2% impact of the 53rd week. The comp sales increase in fiscal 2019 was due to a 5% increase in customer traffic on top of a 5% increase in customer traffic in fiscal 2018.
Segment profit margin decreased to 14.3% in fiscal 2019 compared to 14.6% in fiscal 2018. The decrease in segment margin was primarily due to the combination of a higher store wage and freight costs, partially offset by expense leverage on the strong comp sales.
Segment profit margin increased 1.6 percentage points to 14.6% in fiscal 2018. The increase in segment margin was primarily due to the combination of an increase in merchandise margin of 0.6 percentage points, which benefited from the year-over-year increase in the Canadian dollar, and expense leverage on the strong comp sales. The increase in the segment margin also included a favorable impact of 0.3 percentage points due to foreign currency, primarily the mark-to-market impact of the inventory derivatives. The fiscal 2018 segment margin also benefited from the 53rd week, which lifted the segment margin by approximately 0.1 percentage point.
In fiscal 2020, we plan an increase of approximately 30 stores in Canada, which would increase selling square footage by approximately 5%.

TJX International

	Fiscal Year Ended
U.S. dollars in millions	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
Net sales	$5,257.8	$4,856.9	$4,362.0
Segment profit	$285.8	$249.2	$235.5
Segment profit as a percentage of net sales	5.4%	5.1%	5.4%
Increase in comp sales	3%	2%	2%
Stores in operation at end of period
T.K. Maxx	567	540	503
Homesense	68	55	44
T.K. Maxx Australia	44	38	35
Total	679	633	582
Selling square footage at end of period (in thousands)
T.K. Maxx	11,693	11,379	10,787
Homesense	1,029	883	714
T.K. Maxx Australia	814	714	667
Total	13,536	12,976	12,168
Net sales for TJX International increased 8% in fiscal 2019 on top of an 11% increase in fiscal 2018. The increase in sales for fiscal 2019 reflects a 4% increase from non-comp sales, comp sales growth of 3%, and a 1% positive impact from foreign currency translation. The increase in comp sales for fiscal 2019 was driven by a 4% increase in customer traffic. E-commerce sales represent less than 3% of TJX International’s net sales in fiscal 2019 and fiscal 2018. The increase in fiscal 2018 reflects a 7% increase from non-comp sales, comp sales growth of 2% and a 2% benefit from the 53rd week. Foreign currency translation had a neutral impact on fiscal 2018 sales growth. The increase in comp sales for fiscal 2018 was primarily driven by an increase in customer traffic.
Segment profit margin increased to 5.4% for fiscal 2019 compared to 5.1% for fiscal 2018. The increase in segment margin was driven by favorable merchandise margins of 0.4 percentage points, primarily due to lower markdowns, along with the favorable reserve adjustment relating to a wage audit and expense leverage on occupancy costs. These improvements were partially offset by higher supply chain costs associated with the opening of a new distribution center in fiscal 2018 and higher store payroll, which collectively reduced segment margin by approximately 0.4 percentage points.
Segment profit margin decreased 0.3 percentage points to 5.1% in fiscal 2018 compared to 5.4% in fiscal 2017. The decrease in segment margin was driven by higher supply chain costs associated with the opening of a new distribution center and higher store payroll, which collectively reduced segment margin by approximately 0.7 percentage points. Segment margin was also negatively impacted by expense deleverage on the 2% comp sales growth. These declines in segment margin were partially offset by a favorable impact of 0.4 percentage points due to foreign currency, primarily the mark-to-market impact of the inventory derivatives as well as the benefit of the 53rd week, which lifted the segment margin by approximately 0.2 percentage points.
We expect to add approximately 50 stores to TJX International in fiscal 2020, which would increase selling square footage by approximately 5%.

GENERAL CORPORATE EXPENSE

	Fiscal Year Ended
In millions	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
General corporate expense	$545.0	$515.0	$408.2
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for fiscal 2019 was primarily driven by incremental systems and technology costs, global IT restructuring costs, and higher incentive compensation accruals. Collectively these items increased general corporate expense by approximately $100 million. These increases were partially offset by the absence in fiscal 2019 of the Associate related investments of approximately $70 million incurred in fiscal 2018 associated with the 2017 Tax Act.
The increase in general corporate expense for fiscal 2018 was primarily driven by the incremental investments related to the 2017 Tax Act. These investments include a discretionary bonus to eligible non-bonus plan Associates, additional retirement plan contributions and contributions to TJX’s charitable foundations, which totaled $100 million in fiscal 2018.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of February 2, 2019, there were no short-term bank borrowings or commercial paper outstanding.
We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note J – Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are more than adequate to meet our operating needs over the next fiscal year.
As of February 2, 2019, TJX held $3.0 billion in cash. Approximately $1.2 billion of our cash was held by our foreign subsidiaries with $420.6 million held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. TJX has provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through February 2, 2019. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
Operating Activities
Net cash provided by operating activities was $4.1 billion in fiscal 2019, $3.0 billion in fiscal 2018 and $3.6 billion in fiscal 2017. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.
Operating cash flows for fiscal 2019 increased by $1.1 billion compared to fiscal 2018. Net income, adjusted for non-cash items increased operating cash flows in fiscal 2019 as compared to fiscal 2018 by $0.5 billion. In addition there was a $0.6 billion increase in cash flows related to prepaid expenses and other current assets largely due to the prefunding of certain service contracts in fiscal 2018.
Operating cash flows for fiscal 2018 decreased by $0.6 billion compared to fiscal 2017. Net income, adjusted for non-cash items increased operating cash flows in fiscal 2018 as compared to fiscal 2017 by $0.3 billion. This increase in cash flows was more than offset by a $0.3 billion decrease in cash flows related to merchandise inventories, net of related accounts payable, a $0.3 billion decrease in cash flows related to accounts receivable and prepaid expenses and a $0.3 billion decrease in cash flows related to accrued expenses and other liabilities. Merchandise inventories, net of related accounts payable increased in fiscal 2018 due in part to the lower inventory levels we carried at fiscal 2017 year end. The increase in accounts receivable was driven by credit card receivables. The increase in prepaid expenses and other current assets was primarily due to the prefunding of certain service contracts as well as the timing of rent payments which was impacted by the timing in our fiscal year end dates. The change in accrued expenses and other liabilities was driven by a reduction in sales taxes and income taxes payable, primarily due to timing of payments and benefits associated with the 2017 Tax Act, as well as a contribution of $100 million to the Company’s defined benefit pension plan in fiscal 2018, as compared to $50 million in fiscal 2017.

Investing Activities
Net cash used in investing activities resulted in net cash outflows of $0.6 billion in fiscal 2019, $1.0 billion in fiscal 2018 and $1.2 billion in fiscal 2017. The cash outflows were primarily driven by capital expenditures and, in addition, the activity in fiscal 2019 reflects the liquidation of short-term investments by TJX Canada as a result of a repatriation of earnings completed during the second quarter.
Net cash used in investing activities include capital expenditures for the last three fiscal years as set forth in the table below.

	Fiscal Year Ended
In millions	February 2, 2019	February 3, 2018	January 28, 2017
New stores	$201.2	$226.0	$191.2
Store renovations and improvements	347.2	335.2	274.8
Office and distribution centers	576.7	496.4	558.7
Total capital expenditures	$1,125.1	$1,057.6	$1,024.7
We expect our capital expenditures in fiscal 2020 will be approximately $1.5 billion, including approximately $900 million for our offices and distribution centers (including buying and merchandising systems and other information systems) to support growth, approximately $400 million for store renovations and approximately $200 million for new stores. We plan to fund these expenditures through internally generated funds.
In fiscal 2019, we purchased $0.2 billion of investments, compared to $0.9 billion in fiscal 2018. Additionally, $0.6 billion of investments were sold or matured during fiscal 2019 compared to $0.9 billion in the prior year. This activity primarily relates to short-term investments which had initial maturities in excess of 90 days and, per our policy, are not classified as cash on the consolidated balance sheets presented.
Financing Activities
Net cash used in financing activities resulted in net cash outflows of $3.1 billion in fiscal 2019, $2.3 billion in fiscal 2018 and $1.6 billion in fiscal 2017. These cash outflows were primarily driven by equity repurchases partially offset by issuances, dividend payments and debt transactions.
Equity
TJX repurchased and retired 51.8 million shares of its common stock at a cost of $2.5 billion during fiscal 2019, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. Under our stock repurchase programs, we spent $2.4 billion to repurchase 50.8 million shares of our stock in fiscal 2019, $1.6 billion to repurchase 44.4 million shares of our stock in fiscal 2018 and $1.7 billion to repurchase 44.6 million shares of our stock in fiscal 2017.
For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
In February 2019, our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $1.5 billion of TJX stock. We currently plan to repurchase approximately $1.75 billion to $2.25 billion of stock under our stock repurchase programs in fiscal 2020. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change.
Dividends
We declared quarterly dividends on our common stock which totaled $0.78 per share in fiscal 2019, $0.625 per share in fiscal 2018 and $0.52 per share in fiscal 2017. Cash payments for dividends on our common stock totaled $923 million in fiscal 2019, $764 million in fiscal 2018 and $651 million in fiscal 2017. We also received proceeds from the exercise of employee stock options of $255 million in fiscal 2019, $134 million in fiscal 2018 and $164 million in fiscal 2017. We expect to pay quarterly dividends for fiscal 2020 of $0.23 per share, or an annual dividend of $0.92 per share, subject to the declaration and approval of our Board of Directors. This would represent an 18% increase over the per share dividends declared and paid in fiscal 2019.

Debt
During the fiscal 2017 third quarter we received net proceeds of $992.5 million from the issuance of $1 billion of 2.25% ten-year notes. A portion of the proceeds were used to redeem our $375 million 6.95% notes prior to their scheduled maturity. The redemption of the notes, including the prepayment penalty, resulted in cash outflows of $426 million.
For further information regarding debt, see Note J – Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
Contractual Obligations
As of February 2, 2019, we had known contractual obligations under long-term debt arrangements (including current installments), other long-term obligations, operating leases for property and equipment and purchase obligations as follows:

In thousands	Payments Due by Period
Tabular Disclosure of Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and other long-term obligations (1)	$2,537,813	$55,625	$850,938	$563,750	$1,067,500
Operating lease commitments (2)	9,791,971	1,676,700	3,044,822	2,295,604	2,774,845
Purchase obligations (3)	3,843,184	3,666,288	155,963	20,933	—
Total obligations	$16,172,968	$5,398,613	$4,051,723	$2,880,287	$3,842,345

(1)	Includes estimated interest costs.

(2)
Reflects minimum rent. Does not include costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2019.

(3)
Includes estimated obligations under purchase orders for merchandise and under agreements for capital items, products and services used in our business, including executive employment and other agreements. Excludes agreements that can be canceled without penalty.

We also have long-term liabilities for which it is not reasonably possible for us to predict when they may be paid which include $449.1 million for employee compensation and benefits and $235.5 million for uncertain tax positions.

CRITICAL ACCOUNTING POLICIES
We prepare our consolidated financial statements in accordance with GAAP which require us to make certain estimates and judgments that impact our reported results. These judgments and estimates are based on historical experience and other factors which we continually review and believe are reasonable. We consider our most critical accounting policies, involving management estimates and judgments, to be those relating to the areas described below.
Inventory Valuation
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

Impairment of Long-lived Assets, Goodwill and Tradenames
We evaluate our long-lived assets, goodwill and tradenames for indicators of impairment at least annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Significant judgment is involved in projecting the cash flows of individual stores, as well as of our business units, which involve a number of factors including historical trends, recent performance and general economic assumptions. If we determine that an impairment of long-lived assets or tradenames has occurred, we record an impairment charge equal to the excess of the carrying value of those assets over the estimated fair value of the assets. If we determine that an impairment of goodwill has occurred, we record an impairment charge equal to the excess of the carrying value of the applicable reporting unit over the estimated fair value of the reporting unit, but not in excess of the carrying amount of goodwill. We determine the fair value of our business units using the discounted cash flow method which requires assumptions for the weighted average cost of capital (“WACC”) and revenue growth for the related business unit. The fair value of our business units exceeds their carrying value by a significant amount.
Reserves for Uncertain Tax Positions
Like many large corporations, our income and other tax returns and reports are regularly audited by federal, state and local tax authorities in the United States and in foreign jurisdictions where we operate and such authorities may challenge positions we take. We are engaged in various administrative and judicial proceedings in multiple jurisdictions with respect to assessments, claims, deficiencies and refunds and other tax matters, which proceedings are in various stages of negotiation, assessment, examination, litigation and settlement. The outcomes of these proceedings are uncertain. In accordance with GAAP, we evaluate our uncertain tax positions based on our understanding of the facts, circumstances and information available at the reporting date, and we accrue for exposure when we believe that it is more likely than not, based on the technical merits, that the positions we have taken will not be sustained. However, in the next twelve months and in future periods, the amounts we accrue for uncertain tax positions from time to time or ultimately pay, as the result of the final resolutions of examinations, judicial or administrative proceedings, changes in facts, law, or legal interpretations, expirations of applicable statute of limitations or other resolutions of, or changes in, tax positions may differ either positively or negatively from the amounts we have accrued, and may result in reductions to or additions to accruals, refund claims or payments for periods not currently under examination or for which no claims have been made, such as the recently enacted 2017 Tax Act. Final resolutions of our tax positions or changes in accruals for uncertain tax positions could result in additional tax expense or benefit and could have a material impact on our results of operations of the period in which an examination or proceeding is resolved or in the period in which a changed outcome becomes probable and reasonably estimable.
The 2017 Tax Act significantly changes how corporations are taxed, requiring complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we continue our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.
Loss Contingencies
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
FOREIGN CURRENCY EXCHANGE RISK
We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. Our currency risk primarily relates to our activity in the Canadian dollar, British pound and Euro. As more fully described in Note E- Financial Instruments of Notes to Consolidated Financial Statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. Our foreign exchange risk management policy prohibits us from using derivative financial instruments for trading or other speculative purposes and we do not use any leveraged derivative financial instruments. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of February 2, 2019 and February 3, 2018, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income by approximately $84 million and $78 million, in fiscal years 2019 and 2018, respectively.
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
ITEM 8. Financial Statements and Supplementary Data
The information required by this item may be found on pages F-1 through F-38 of this annual report on Form 10-K.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2019 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

–	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of TJX;

–
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of TJX are being made only in accordance with authorizations of management and directors of TJX; and

–	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of TJX’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2019 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of February 2, 2019.
(d)    Attestation Report of the Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of February 2, 2019, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.
ITEM 9B. Other Information
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this report. TJX will file with the Securities and Exchange Commission (SEC) a definitive proxy statement no later than 120 days after the close of its fiscal year ended February 2, 2019 (Proxy Statement). The other information required by this Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate Governance,” including in “Board Committees and Meetings,” and “Audit Committee Report” and in “Beneficial Ownership” in “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which sections are incorporated herein by reference.
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

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) FINANCIAL STATEMENT SCHEDULES
For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.
Schedule II – Valuation and Qualifying Accounts

In thousands	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended February 2, 2019(1)	$103,243	$4,861,960	$4,861,703	$103,500
Fiscal Year Ended February 3, 2018(2)	$43,236	$2,073,146	$2,071,237	$45,145
Fiscal Year Ended January 28, 2017(2)	$41,723	$1,926,489	$1,924,976	$43,236

(1)
Upon adoption of Revenue Recognition (Topic 606) in the first quarter of fiscal 2019, the sales return reserve balance now reflects the gross sales amount whereas prior years' reflect the sales net of estimated value of merchandise to be returned.

(2)
During fiscal 2019, the Company identified that while the net sales return reserve balances recorded on our balance sheets and in this schedule for fiscal 2018 and 2017 were properly stated, the amounts disclosed as “Amounts Charged to Net Income” and “Write Offs Against Reserve” were understated by $0.5 billion and $0.4 billion in fiscal 2018 and fiscal 2017, respectively. The Company concluded these errors are not material to prior periods, however, the amounts disclosed in the above schedule have been revised to reflect the correct activity.

(b) EXHIBITS
Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3(i).1	Fifth Restated Certificate of Incorporation, filed herewith
3(ii).1	By-laws of TJX, as amended	8-K	3.1	2/5/2018
4.01	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009 (File No. 333-158360)	S-3	4.1	4/2/2009
4.02	Third Supplemental Indenture dated as of May 2, 2013 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	5/2/2013
4.03	Fourth Supplemental Indenture dated as of June 5, 2014 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	6/5/2014
4.04	Indenture between TJX and U.S. Bank National Association dated September 12, 2016	8-K	4.1	9/12/2016
4.05	First Supplemental Indenture dated as of September 12, 2016 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	9/12/2016
10.01	The Executive Severance Plan effective September 27, 2018*	10-Q	10.2	12/4/2018
10.02	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Carol Meyrowitz and TJX*	10-Q	10.3	12/4/2018
10.03	The Employment Agreement dated February 1, 2019 between Carol Meyrowitz and TJX, filed herewith*
10.04	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Ernie Herrman and TJX*	10-Q	10.4	12/4/2018
10.05	The Employment Agreement dated February 1, 2019 between Ernie Herrman and TJX, filed herewith*
10.06	The Employment Agreement dated March 10, 2017 between and among Michael MacMillan, Winners Merchants International LP and TJX*	10-K	10.4	3/28/2017
10.07	The Letter Agreement dated January 16, 2018 between Michael MacMillan and TJX*	10-K	10.3	4/4/2018

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.08	The Employment Agreement dated February 2, 2018 between Richard Sherr and TJX*	10-K	10.4	4/4/2018
10.09	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Richard Sherr and TJX*	10-Q	10.6	12/4/2018
10.10	The Amendment to the Employment Agreement between Richard Sherr and TJX effective as of February 13, 2019, filed herewith*
10.11	The Employment Agreement dated February 2, 2018 between Scott Goldenberg and TJX*	10-K	10.5	4/4/2018
10.12	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Scott Goldenberg and TJX*	10-Q	10.5	12/4/2018
10.13	The Amendment to the Employment Agreement between Scott Goldenberg and TJX effective as of February 13, 2019, filed herewith*
10.14	The Employment Agreement dated February 2, 2018 between Kenneth Canestrari and TJX*	10-K	10.6	4/4/2018
10.15	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Kenneth Canestrari and TJX*	10-Q	10.7	12/4/2018
10.16	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of February 13, 2019, filed herewith*
10.17	The Employment Agreement dated January 16, 2018 between Douglas Mizzi and TJX*	10-K	10.7	4/4/2018
10.18	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Douglas Mizzi and TJX*	10-Q	10.8	12/4/2018
10.19	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of February 13, 2019, filed herewith*
10.20	The Stock Incentive Plan (2013 Restatement)*	10-Q	10.1	5/31/2013
10.21	The First Amendment to the Stock Incentive Plan (2013 Restatement) effective as of June 7, 2016*	10-Q	10.1	8/26/2016
10.22	The Second Amendment to the Stock Incentive Plan (2013 Restatement) effective as of January 29, 2017*	10-K	10.8	3/28/2017
10.23	The Third Amendment to the Stock Incentive Plan (2013 Restatement) effective as of November 6, 2018, filed herewith*
10.24	The Stock Incentive Plan Rules for U.K. Employees, effective as of September 17, 2018*	10-Q	10.1	12/4/2018
10.25	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2009*	10-Q	12.1	12/1/2009
10.26	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2009*	10-Q	12.2	12/1/2009
10.27	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 9, 2010*	10-Q	10.2	11/24/2010
10.28	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 9, 2010*	10-K	10.19	3/27/2012
10.29	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 20, 2012*	10-Q	10.1	11/29/2012
10.30	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 20, 2012*	10-Q	10.2	11/29/2012
10.31	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 19, 2013*	10-Q	10.1	12/3/2013
10.32	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2013*	10-Q	10.2	12/3/2013
10.33	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 10, 2014*	10-Q	10.4	12/2/2014
10.34	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 10, 2014*	10-Q	10.5	12/2/2014
10.35	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.1	12/1/2015
10.36	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.2	12/1/2015
10.37	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of March 29, 2016*	10-Q	10.1	5/27/2016
10.38	The Form of Performance-Based Deferred Stock award granted under the Stock Incentive Plan as of April 4, 2017*	10-Q	10.1	5/26/2017

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.39	The Performance-Based Restricted Stock Award granted under the Stock Incentive Plan on January 29, 2016 to Carol Meyrowitz*	10-K	10.18	3/29/2016
10.40	The Restricted Stock Unit Award granted under the Stock Incentive Plan on January 29, 2016 to Ernie Herrman*	10-K	10.19	3/29/2016
10.41	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of April 3, 2018*	10-Q	10.1	6/1/2018
10.42	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of April 3, 2018*	10-Q	10.2	6/1/2018
10.43	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan*	10-K	10.20	3/31/2015
10.44	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of June 7, 2016*	10-Q	10.2	8/26/2016
10.45	Description of Director Compensation Arrangements, filed herewith*
10.46	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement)*	10-K	10.22	4/2/2013
10.47	The General Deferred Compensation Plan (1998 Restatement) (the GDCP) and First Amendment to the GDCP, effective January 1, 1999*	10-K	10.9	4/29/1999
10.48	The Second Amendment to the GDCP, effective January 1, 2000*	10-K	10.10	4/28/2000
10.49	The Third and Fourth Amendments to the GDCP*	10-K	10.17	3/29/2006
10.50	The Fifth Amendment to the GDCP, effective January 1, 2008*	10-K	10.17	3/31/2009
10.51	The Supplemental Executive Retirement Plan (2015 Restatement)*	10-Q	10.3	5/29/2015
10.52	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2015) (the ESP)*	10-K	10.25	3/31/2015
10.53	The First Amendment to the ESP, dated December 30, 2015*	10-K	10.25	3/29/2016
10.54	The Form of TJX Indemnification Agreement for its executive officers and directors*(p)	10-K	10(r)	4/27/1990
10.55	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company*(p)	10-K	10(y)	4/28/1988
10.56	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.)*(p)	10-K	10(z)	4/28/1988
10.57	The Trust Agreement for Executive Savings Plan dated as of October 23, 2015 between TJX and Vanguard Fiduciary Trust Company*	10-Q	10.5	10/31/2015
21	Subsidiaries of TJX, filed herewith
23	Consent of Independent Registered Public Accounting Firm, filed herewith
24	Power of Attorney given by the Directors and certain Executive Officers of TJX, filed herewith
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements

 * Management contract or compensatory plan or arrangement.

(p)	Paper filing.
Unless otherwise indicated, exhibits incorporated by reference were filed under Commission File Number 001-04908.
ITEM 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TJX COMPANIES, INC.

/s/ SCOTT GOLDENBERG
Dated:	April 3, 2019	Scott Goldenberg, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ERNIE HERRMAN	/s/ SCOTT GOLDENBERG
Ernie Herrman, Chief Executive Officer, President and Director (Principal Executive Officer)	Scott Goldenberg, Chief Financial Officer (Principal Financial and Accounting Officer)

ZEIN ABDALLA*	AMY B. LANE*
Zein Abdalla, Director	Amy B. Lane, Director

ALAN M. BENNETT*	CAROL MEYROWITZ*
Alan M. Bennett, Director	Carol Meyrowitz, Executive Chairman of the Board of Directors

ROSEMARY T. BERKERY*	JACKWYN L. NEMEROV*
Rosemary T. Berkery, Director	Jackwyn L. Nemerov, Director

DAVID T. CHING*	JOHN F. O’BRIEN*
David T. Ching, Director	John F. O’Brien, Director

MICHAEL F. HINES*	WILLOW B. SHIRE*
Michael F. Hines, Director	Willow B. Shire, Director

		*BY	/s/ SCOTT GOLDENBERG
Dated:	April 3, 2019		Scott Goldenberg, as attorney-in-fact

The TJX Companies, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years Ended February 2, 2019, February 3, 2018 and January 28, 2017.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The TJX Companies, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The TJX Companies, Inc. and its subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 2, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended February 2, 2019 appearing under Item 15 (a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
April 3, 2019

We have served as the Company’s auditor since 1962.

The TJX Companies, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
Amounts in thousands except per share amounts	February 2 2019	February 3 2018	January 28 2017
		(53 weeks)
Net sales	$38,972,934	$35,864,664	$33,183,744
Cost of sales, including buying and occupancy costs	27,831,177	25,502,167	23,565,754
Selling, general and administrative expenses	6,923,564	6,375,071	5,768,467
Impairment of goodwill and other long-lived assets, related to Sierra	—	99,250	—
Loss on early extinguishment of debt	—	—	51,773
Pension settlement charge	36,122	—	31,173
Interest expense, net	8,860	31,588	43,534
Income before provision for income taxes	4,173,211	3,856,588	3,723,043
Provision for income taxes	1,113,413	1,248,640	1,424,809
Net income	$3,059,798	$2,607,948	$2,298,234
Basic earnings per share:
Net income	$2.47	$2.05	$1.75
Weighted average common shares – basic	1,241,153	1,273,654	1,311,294
Diluted earnings per share:
Net income	$2.43	$2.02	$1.73
Weighted average common shares – diluted	1,259,252	1,292,209	1,328,864

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
In thousands	February 2 2019	February 3 2018	January 28 2017
		(53 weeks)
Net income	$3,059,798	$2,607,948	$2,298,234
Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefit of $8,233 in fiscal 2019, and provisions of $36,929 and $25,656 in fiscal 2018 and fiscal 2017, respectively	(192,664)	211,752	(52,611)
Gain on net investment hedges, net of related tax provision of $7,113 in fiscal 2019	19,538	—	—
Recognition of net gains/losses on benefit obligations, net of related tax benefit of $19,813 in fiscal 2019, provision of $8,989 in fiscal 2018 and benefit of $7,394 in fiscal 2017	(54,420)	24,691	(11,239)
Reclassifications from other comprehensive income to net income:
Pension settlement charge, net of related tax provision of $9,641 in fiscal 2019 and $12,369 in fiscal 2017	26,481	—	18,804
Amortization of loss on cash flow hedge, net of related tax provisions of $304, $438 and $450 in fiscal 2019, 2018 and 2017, respectively	847	696	684
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $4,280, $9,592, and $11,584 in fiscal 2019, 2018 and 2017, respectively	11,756	15,228	17,608
Other comprehensive (loss) income, net of tax	(188,462)	252,367	(26,754)
Total comprehensive income	$2,871,336	$2,860,315	$2,271,480

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.
CONSOLIDATED BALANCE SHEETS

	Fiscal Year Ended
Amounts in thousands except share amounts	February 2, 2019	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,030,229	$2,758,477
Short-term investments	—	506,165
Accounts receivable, net	346,298	327,166
Merchandise inventories	4,579,033	4,187,243
Prepaid expenses and other current assets	513,662	706,676
Total current assets	8,469,222	8,485,727
Net property at cost	5,255,208	5,006,053
Non-current deferred income taxes, net	6,467	6,558
Goodwill	97,552	100,069
Other assets	497,580	459,608
TOTAL ASSETS	$14,326,029	$14,058,015
LIABILITIES
Current liabilities:
Accounts payable	$2,644,143	$2,488,373
Accrued expenses and other current liabilities	2,733,076	2,522,961
Federal, state and foreign income taxes payable	154,155	114,203
Total current liabilities	5,531,374	5,125,537
Other long-term liabilities	1,354,242	1,320,505
Non-current deferred income taxes, net	158,191	233,057
Long-term debt	2,233,616	2,230,607
Commitments and contingencies (See Note L and Note N)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,217,182,508 and 1,256,018,044, respectively	1,217,183	1,256,018
Additional paid-in capital	—	—
Accumulated other comprehensive (loss) income	(630,321)	(441,859)
Retained earnings	4,461,744	4,334,150
Total shareholders’ equity	5,048,606	5,148,309
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,326,029	$14,058,015

The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
Cash flows from operating activities:
Net income	$3,059,798	$2,607,948	$2,298,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	819,655	725,957	658,796
Loss on property disposals and impairment charges	17,653	8,871	5,207
Deferred income tax (benefit)	(88,594)	(137,440)	(5,503)
Share-based compensation	103,557	101,362	102,251
Impairment of goodwill and long-lived assets, related to Sierra	—	99,250	—
Loss on early extinguishment of debt	—	—	51,773
Pension settlement charge	36,122	—	31,173
Excess tax benefits from share-based compensation	—	—	(70,999)
Changes in assets and liabilities:
(Increase) in accounts receivable	(23,532)	(62,358)	(23,235)
(Increase) decrease in merchandise inventories	(465,429)	(450,377)	11,862
Decrease (increase) in prepaid expenses and other current assets	236,342	(317,850)	(9,600)
Increase in accounts payable	198,212	205,111	48,253
Increase in accrued expenses and other liabilities	169,418	334,522	389,399
Increase (decrease) in income taxes payable	40,965	(94,492)	146,766
Other	(15,708)	5,120	(7,518)
Net cash provided by operating activities	4,088,459	3,025,624	3,626,859
Cash flows from investing activities:
Property additions	(1,125,139)	(1,057,617)	(1,024,747)
Purchases of investments	(161,625)	(861,256)	(716,953)
Sales and maturities of investments	636,560	906,137	529,146
Other	26,652	—	(2,324)
Net cash (used in) investing activities	(623,552)	(1,012,736)	(1,214,878)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	992,540
Cash payments for extinguishment of debt	—	—	(425,584)
Cash payments for debt issuance expenses	—	—	(9,921)
Cash payments on build to suit leases	(7,115)	(3,138)	—
Cash payments for rate lock agreement	—	—	(3,150)
Cash payments for repurchase of common stock	(2,406,997)	(1,644,581)	(1,699,998)
Proceeds from issuance of common stock	255,241	133,687	164,190
Cash payments of employee tax withholdings for performance based stock awards	(16,014)	(19,274)	(24,965)
Excess tax benefits from share-based compensation	—	—	70,999
Cash dividends paid	(922,596)	(764,040)	(650,988)
Net cash (used in) financing activities	(3,097,481)	(2,297,346)	(1,586,877)
Effect of exchange rate changes on cash	(95,674)	113,086	9,272
Net increase (decrease) in cash and cash equivalents	271,752	(171,372)	834,376
Cash and cash equivalents at beginning of year	2,758,477	2,929,849	2,095,473
Cash and cash equivalents at end of year	$3,030,229	$2,758,477	$2,929,849
The accompanying notes are an integral part of the financial statements.

The TJX Companies, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive(Loss) Income	Retained Earnings	Total
In thousands	Shares	Par Value $1
Balance, January 30, 2016	1,326,992	$1,326,992	$—	$(667,472)	$3,647,555	$4,307,075
Net income	—	—	—	—	2,298,234	2,298,234
Other comprehensive (loss), net of tax	—	—	—	(26,754)	—	(26,754)
Cash dividends declared on common stock	—	—	—	—	(680,183)	(680,183)
Recognition of share-based compensation	—	—	102,251	—	—	102,251
Issuance of common stock under stock incentive plan and related tax effect	10,202	10,202	204,873	—	(5,101)	209,974
Common stock repurchased	(44,556)	(44,556)	(307,124)	—	(1,348,318)	(1,699,998)
Balance, January 28, 2017	1,292,638	1,292,638	—	(694,226)	3,912,187	4,510,599
Net income	—	—	—	—	2,607,948	2,607,948
Other comprehensive income, net of tax	—	—	—	252,367	—	252,367
Cash dividends declared on common stock	—	—	—	—	(793,878)	(793,878)
Recognition of share-based compensation	—	—	101,362	—	—	101,362
Issuance of common stock under stock incentive plan and related tax effect	7,790	7,790	110,597	—	(3,895)	114,492
Common stock repurchased	(44,410)	(44,410)	(211,959)	—	(1,388,212)	(1,644,581)
Balance, February 3, 2018	1,256,018	1,256,018	—	(441,859)	4,334,150	5,148,309
Net income	—	—	—	—	3,059,798	3,059,798
Cumulative effect of accounting change (See Note A)	—	—	—	—	58,712	58,712
Other comprehensive (loss), net of tax	—	—	—	(188,462)	—	(188,462)
Cash dividends declared on common stock	—	—	—	—	(965,539)	(965,539)
Recognition of share-based compensation	—	—	103,557	—	—	103,557
Issuance of common stock under stock incentive plan and related tax effect	11,988	11,988	227,240	—	—	239,228
Common stock repurchased	(50,823)	(50,823)	(330,797)	—	(2,025,377)	(2,406,997)
Balance, February 2, 2019	1,217,183	$1,217,183	$—	$(630,321)	4,461,744	$5,048,606

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Accounting Policies
Basis of Presentation
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
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal year ended February 2, 2019 (“fiscal 2019”) was a 52-week fiscal year. Fiscal 2018 was a 53-week year and fiscal 2017 was a 52-week fiscal year.
Use of Estimates
The preparation of TJX’s financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, impairment of long-lived assets, goodwill and tradenames, reserves for uncertain tax positions and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.
Summary of Accounting Policies
Revenue Recognition
TJX adopted Revenue from Contracts with Customers (referred to as “ASC 606”), on February 4, 2018 (“the adoption date”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. TJX adopted the new guidance under the modified retrospective approach which resulted in a $59 million cumulative adjustment to increase retained earnings. The cumulative adjustment primarily related to revenue recognized on the value of unredeemed rewards certificates issued to customers as part of the Company’s U.S. co-branded credit card loyalty program. We now recognize the estimated unredeemed awards when they are earned, rather than when merchandise credits expire or when the likelihood of redemption becomes remote. In addition, online sales are now recognized at the shipping point rather than receipt by the customer. Other changes relate to the presentation of revenue as certain expenses previously presented as a reduction of revenue are now classified as selling, general and administrative expenses (“SG&A”). The new standard required a change in the presentation of our sales return reserve on the balance sheet, which we previously recorded net of the value of returned merchandise and now is presented at gross sales value with an asset established for the value of the merchandise returned. There was no change in the timing or amount of revenue recognized under the new standard as it related to revenue from point of sale at the registers in our stores, which constitutes more than 98% of our revenue. Financial results for fiscal periods after the adoption date are presented under ASC 606 while results from prior periods are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We applied ASC 606 only to contracts that were not completed prior to fiscal 2019.

Net Sales
Net sales consist primarily of merchandise sales, which are recorded net of a reserve for estimated returns, any discounts and sales taxes, for the sales of merchandise both within our stores and online. Net sales also include an immaterial amount of other revenues that represent less than 1.0% of total revenues, primarily generated from TJX’s co-branded loyalty rewards credit card program offered in the United States only. In addition, certain customers may receive discounts that are accounted for as consideration reducing the transaction price. Merchandise sales from our stores are recognized at the point of sale when TJX provides the merchandise to the customer. The performance obligation is fulfilled at this point when the customer has obtained control by paying for and leaving with the merchandise. Merchandise sales made online are recognized when the product has been shipped, which is when legal title has passed and when TJX is entitled to payment, and the customer has obtained the ability to direct the use of and obtain substantially all of the remaining benefits from the goods. Shipping and handling activities related to online sales occur after the customer obtains control of the goods. TJX’s policy is to treat shipping costs as part of our fulfillment center costs within our operating expenditures. As a result, shipping fee revenues received is recognized when control of the goods transfer to the customer and is recorded as net sales. Shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs. TJX disaggregates revenue by operating segment, see Note G—Segment Information of Notes to Consolidated Financial Statements.
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

Fiscal Period
In thousands	February 2, 2019
Balance, February 3, 2018	$406,506
Deferred revenue	1,677,251
Effect of exchange rates changes on deferred revenue	(6,279)
Revenue recognized	(1,627,176)
Balance, February 2, 2019	$450,302
TJX recognized $1.6 billion in gift card revenue for the fiscal period 2019. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period. Based on historical experience, we estimate the amount of gift cards and store cards that will not be redeemed (referred to as breakage) and, to the extent allowed by local law, these amounts are amortized into income over the redemption period. Revenue recognized from breakage was $20.6 million in fiscal 2019, $21.1 million in fiscal 2018 and $20.5 million in fiscal 2017.
Sales Return Reserve
Our products are generally sold with a right of return and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. We have elected to apply the portfolio practical expedient. We estimate the variable consideration using the expected value method when calculating the returns reserve because the difference in applying it to the individual contract would not differ materially. Returns are estimated based on historical experience and are required to be established and presented at the gross sales value with an asset established for the estimated value of the merchandise returned separate from the refund liability. Liabilities for return allowances are included in “Accrued expenses and other current liabilities” and the estimated value of the merchandise to be returned is included in “Prepaid expenses and other current assets” on our Consolidated Balance Sheets.
Consolidated Statements of Income Classifications
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
Cash and Cash Equivalents
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
As of February 2, 2019, TJX’s cash and cash equivalents held outside the U.S. were $1.2 billion, of which $420.6 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.
Merchandise Inventories
Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except T.K. Maxx in Australia. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as that inventory has not been fully processed for sale (e.g. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX records inventory at the time title transfers, which is typically at the time when inventory is shipped. As a result, merchandise inventories on TJX’s balance sheet include in-transit inventory of $832.1 million at February 2, 2019 and $755.4 million at February 3, 2018. Comparable amounts were reflected in accounts payable at those dates.
Common Stock and Equity
In fiscal 2019, we completed a two-for-one stock split of the Company’s common stock in the form of a stock dividend. For additional information see Note D - Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
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
Shares issued under TJX’s Stock Incentive Plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets up to the amount that an asset for the related grant has been created. Prior to fiscal 2018, any tax benefits greater than the deferred tax assets created at the time of expensing the options were credited to APIC; any deficiencies in the tax benefits were debited to APIC to the extent a pool for such deficiencies existed. In the absence of a pool, any deficiencies were realized in the related periods’ statements of income through the provision for income taxes. Beginning in fiscal 2018, upon adoption of ASU 2016-9-Compensation-Stock compensation (Topic 718): Improvements to employee share-based payment accounting, any excess tax benefits or deficiencies are included in the provision for income taxes. The par value of performance-based deferred stock awards, performance share units and restricted stock units is added to common stock when shares are delivered following vesting. The par value of performance-based restricted stock awards is added to common stock when the stock is issued, generally at grant date. The fair value of stock awards and units in excess of any par value is added to APIC as the awards are amortized into earnings over the related requisite service periods.

Share-Based Compensation
TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for options awarded and the market price on the grant date for stock awards. See Note H – Stock Incentive Plan of Notes to Consolidated Financial Statements for a detailed discussion of share-based compensation.
Interest
TJX’s interest expense is presented net of capitalized interest and interest income. The following is a summary of interest expense, net:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
Interest expense	$69,102	$69,237	$69,219
Capitalized interest	(4,263)	(4,942)	(7,548)
Interest (income)	(55,979)	(32,707)	(18,137)
Interest expense, net	$8,860	$31,588	$43,534
TJX capitalizes interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the related assets. Capitalized interest in fiscal 2019, 2018 and 2017 relates to costs on owned real estate projects and development costs on a merchandising system.
Depreciation and Amortization
For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years to 15 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $818.9 million in fiscal 2019, $727.2 million in fiscal 2018 and $664.5 million in fiscal 2017. TJX had no property held under capital leases during fiscal 2019, 2018, or 2017. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized over 5 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.
Lease Accounting
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
Asset Retirement Obligations
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

Build-to-Suit Accounting
Lease agreements involving property built to our specifications are reviewed to determine if our involvement in the construction project requires that we account for the project costs as if we were the owner for accounting purposes. We have entered into several lease agreements where we are deemed the owner of a construction project for accounting purposes. Thus, during construction of the facility the construction costs incurred by us as the lessor are included as a construction in progress asset along with a related liability of the same amount on our balance sheet. Upon completion of the project, a sale-leaseback analysis is performed to determine if the Company should record a sale to remove the related asset and related obligation and record the lease as either an operating or capital lease obligation. If the Company is precluded from derecognizing the asset when construction is complete, due to continuing involvement beyond a normal leaseback, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remain on the Consolidated Balance Sheets. Accordingly, the asset is depreciated over its estimated useful life in accordance with the Company’s policy and a portion of the lease payments is allocated to ground rent and treated as an operating lease. The portion of the lease payment allocated to ground rental expense is based on the fair value of the land at the commencement of construction. Lease payments allocated to the non-land asset are recognized as reductions to the financing obligation and interest expense. As disclosed in “Future Adoption of New Accounting Standards,” our accounting for build-to-suit leases will change upon adoption of the new lease accounting standard.
Goodwill and Tradenames
Goodwill includes the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain, as well as the excess of cost over the estimated fair market value of the net assets acquired by TJX in the purchase of Winners in fiscal 1991, the purchase of Sierra Trading Post in fiscal 2013, rebranded as Sierra in fiscal 2019, and the purchase of Trade Secret in fiscal 2016, which was re-branded under the T.K. Maxx name during fiscal 2018. The following is a roll forward of goodwill by component:

In thousands	Marmaxx	Winners	Sierra	T.K. Maxx in Australia	Total
Balance, January 28, 2017	70,027	1,686	97,254	26,904	195,871
Impairment	—	—	(97,254)	—	(97,254)
Effect of exchange rate changes on goodwill	—	98	—	1,354	1,452
Balance, February 3, 2018	70,027	1,784	—	28,258	100,069
Effect of exchange rate changes on goodwill		(92)		(2,425)	(2,517)
Balance, February 2, 2019	$70,027	$1,692	$—	$25,833	$97,552
Goodwill is considered to have an indefinite life and accordingly is not amortized. In fiscal 2018, the Company recorded an impairment charge of $99.3 million which included $97.3 million of Sierra goodwill and $2.0 million for certain long-lived assets of Sierra as the estimated fair value of this business fell below the carrying value due to a decrease in projected revenue growth rates. The impairment charge is included within the Marmaxx segment results.

Tradenames, which are included in other assets, are the value assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 as part of the acquisition of the Marshalls chain, the value assigned to the name “Sierra Trading Post,” acquired by TJX in fiscal 2013 and the value assigned to the name “Trade Secret,” acquired by TJX in fiscal 2016. The tradenames were valued by calculating the discounted present value of assumed after-tax royalty payments. The Marshalls tradename is considered to have an indefinite life and accordingly is not amortized. The Sierra Trading Post tradename is being amortized over 15 years. The Trade Secret tradename is being amortized over 7 years. The following is a roll forward of tradenames.

	Fiscal Year Ended
	February 2, 2019				February 3, 2018
In thousands	Gross Carrying Amount	Accumulated Amortization	Impact of FX	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Impact of FX	Net Carrying Value
Definite-lived intangible assets
Sierra Trading Post	$38,500	$(15,614)	$—	$22,886	$38,500	$(13,029)	$—	$25,471
Trade Secret	$12,541	$(4,117)	$(1,048)	$7,376	$12,541	$(2,899)	$2,072	$11,714
Indefinite-lived intangible asset
Marshalls	$107,695	$—	$—	$107,695	$107,695	$—	$—	$107,695
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
Impairment of Long-Lived Assets, Goodwill and Tradenames
TJX evaluates its long-lived assets, goodwill and tradenames for indicators of impairment at least annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
The evaluation for long-lived assets including tradenames that are amortized, is performed at the lowest level of identifiable cash flows which are largely independent of other groups of assets, generally at the individual store level for fixed assets and the reporting unit for tradenames that are amortized. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if the carrying value of the asset or asset group is recoverable. If the cash flow is less than the carrying value then an impairment charge will be recorded to the extent the fair value of an asset or asset group is less than the carrying value of that asset or asset group. This analysis resulted in immaterial impairment charges of store fixed assets in fiscal 2019 and fiscal 2018. The store-by-store evaluations did not indicate any recoverability issues in fiscal 2017.
Goodwill and tradenames with an indefinite life are tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year. The carrying value of tradenames with an indefinite life is compared to its fair value determined by calculating the discounted present value of assumed after-tax royalty payments to the carrying value of the tradename. There was no impairment related to tradenames in fiscal 2019, 2018 or 2017. Goodwill is tested for impairment by using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying cost of the reporting unit. We may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. In fiscal 2019 and fiscal 2018, we bypassed the qualitative assessment and performed the first step of the quantitative goodwill impairment test. In fiscal 2018 the Company recorded an impairment charge of $97.3 million for Sierra goodwill as the estimated fair value of this business fell below the carrying value due to a decrease in projected revenue growth rates. There were no impairments related to our goodwill in fiscal 2019 or 2017.
Advertising Costs
TJX expenses advertising costs as incurred. Advertising expense was $446.3 million for fiscal 2019, $412.4 million for fiscal 2018 and $402.6 million for fiscal 2017.

Foreign Currency Translation
TJX’s foreign assets and liabilities are translated into U.S. dollars at fiscal year-end exchange rates with resulting translation gains and losses included in shareholders’ equity as a component of accumulated other comprehensive (loss) income. Activity of the foreign operations that affect the statements of income and cash flows is translated at average exchange rates prevailing during the fiscal year.
Loss Contingencies
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
Future Adoption of New Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we have reviewed the guidance and have determined that they will not apply or are not expected to be material to our Consolidated Financial Statements upon adoption and therefore, are not disclosed.
Leases
In February 2016, the Financial Accounting Standards Board issued updated guidance on leases to increase transparency and comparability among organizations by requiring lessees to recognize right of use assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented as previously required. The effect of initially applying the standard can be recognized as a cumulative-effect adjustment to retained earnings in the period of adoption and an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Leases (Topic 840) (“ASC 840”), including the disclosure requirements of ASC 840. If the new transition method in ASU 2018-11 is not elected, the new standard must be adopted using a modified retrospective transition and requires application of the new guidance for leases that exist or are entered into after the beginning of the earliest comparative period presented. We will adopt this standard on February 3, 2019 using the optional transition method under ASU 2018-11.

The Company implemented a new lease accounting system and evaluated our lease portfolio to assess the impact this standard will have on our Consolidated Financial Statements and Notes thereto. The Company has determined that the initial lease term will not differ under the new standard versus current accounting practice, and therefore the income statement impact of the new standard will not be material. Any impact to the income statement will be the result of the timing of expense recognition and will not be incremental over the term of the lease. For example, under ASC 842 certain initial direct costs will no longer be capitalized and amortized over the lease term and will be expensed as incurred. In addition, in certain instances, the cost of our renewal options may be recognized earlier in the life of the lease than under the existing lease accounting rules. On adoption of this standard we will recognize an operating lease liability of approximately $9 billion on our statement of financial condition as of February 3, 2019 with corresponding right of use assets based on the present value of the remaining minimum rental payments associated with our more than 4,300 leased locations. This impact includes the derecognition of build-to-suit lease assets and liabilities when we do not control the building during the construction period. We do not believe the new standard will have a notable impact on our liquidity and we do not believe it will have an impact on our debt-covenant compliance under our current agreements. We will implement the transition package of three practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classifications. As our leases do not provide an implicit rate, nor is one readily available, we will use our incremental borrowing rate based on information available at commencement date to determine the present value of future payments.

Income Statement - Reporting Comprehensive Income
In February 2018, the FASB issued updated guidance related to reporting comprehensive income. The amendments in the update allow for a one-time reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effect as a result from the enactment of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). The updated guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The updated guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the 2017 Tax Act is recognized. The Company will adopt the standard in the first quarter of fiscal 2020 and plans on electing not to reclassify the stranded tax effects as of result of the 2017 Tax Act to retained earnings. The Company is still evaluating the impact of the adoption on its consolidated disclosures.
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
Retirement Benefits
In the first quarter of fiscal 2019, TJX adopted a pronouncement related to retirement benefits, which requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if such a subtotal is presented. The amendments in this update were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The impact to prior periods was immaterial. As a result of the adoption, for all periods presented, service costs are recorded in the same line items as other compensation costs and non-service costs are recorded in SG&A in our income statement.
Income Taxes
In the first quarter of fiscal 2019, TJX adopted Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act. This guidance allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. We completed our analysis in the fourth quarter of fiscal 2019 and determined there is no material adjustment to the income tax expense.
Compensation Retirement Defined Benefit Plans Disclosure Framework
In the fourth quarter of fiscal 2019, TJX early adopted Compensation - Retirement Benefits - Defined Benefit Plans (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which this new pronouncement removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. Adopting the pronouncement did not result in any change to TJX disclosures.

Note B. Property at Cost
Presented below are the components of property at cost:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018
Land and buildings	$1,457,835	$1,355,777
Leasehold costs and improvements	3,377,045	3,254,830
Furniture, fixtures and equipment	5,894,239	5,357,701
Total property at cost	$10,729,119	$9,968,308
Less accumulated depreciation and amortization	5,473,911	4,962,255
Net property at cost	$5,255,208	$5,006,053
Presented below is information related to carrying values of TJX’s long-lived assets by geographic location:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018
United States	$3,756,929	$3,514,628
Canada	303,414	308,259
Europe	1,154,564	1,151,972
Australia	40,301	31,194
Total long-lived assets	$5,255,208	$5,006,053

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in accumulated other comprehensive (loss) income relate to the Company’s foreign currency translation adjustments, deferred gains/losses on pension and other post-retirement obligations and a cash flow hedge on issued debt, all of which are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive (loss) income for fiscal 2019, fiscal 2018 and fiscal 2017:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive(Loss) Income
Balance, January 30, 2016	$(439,192)	$(224,654)	$(3,626)	$(667,472)
Foreign currency translation adjustments (net of taxes of $25,656)	(52,611)	—	—	(52,611)
Recognition of net gains/losses on benefit obligations (net of taxes of $7,394)	—	(11,239)	—	(11,239)
Pension settlement charge (net of taxes of $12,369)	—	18,804	—	18,804
Amortization of loss on cash flow hedge (net of taxes of $450)	—	—	684	684
Amortization of prior service cost and deferred gains/losses (net of taxes of $11,584)	—	17,608	—	17,608
Balance, January 28, 2017	(491,803)	(199,481)	(2,942)	(694,226)
Foreign currency translation adjustments (net of taxes of $36,929)	211,752	—	—	211,752
Recognition of net gains/losses on benefit obligations (net of taxes of $8,989)	—	24,691	—	24,691
Amortization of loss on cash flow hedge (net of taxes of $438)	—	—	696	696
Amortization of prior service cost and deferred gains/losses (net of taxes of $9,592)	—	15,228	—	15,228
Balance, February 3, 2018	(280,051)	(159,562)	(2,246)	(441,859)
Foreign currency translation adjustments (net of taxes of $8,233)	(192,664)	—	—	(192,664)
Recognition of net gains/losses on investment hedges (net of taxes $7,113)	19,538	—	—	19,538
Recognition of net gains/losses on benefit obligations (net of taxes of $19,813)	—	(54,420)	—	(54,420)
Pension settlement charge (net of taxes of $9,641)	—	26,481	—	26,481
Amortization of loss on cash flow hedge (net of taxes of $304)	—	—	847	847
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,280)	—	11,756	—	11,756
Balance, February 2, 2019	$(453,177)	$(175,745)	$(1,399)	$(630,321)
Note D. Capital Stock and Earnings Per Share
Capital Stock
In fiscal 2019, we completed a two-for-one stock split of the Company’s common stock in the form of a stock dividend. One additional share was paid for each share held by holders of record as of the close of business on October 30, 2018. The shares were distributed on November 6, 2018 and resulted in the issuance of 617 million shares of common stock. In connection with our stock split, the shareholders approved an increase in the number of authorized shares of common stock of 0.6 billion to 1.8 billion shares. As a result, the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Equity have been adjusted to retroactively present the two-for-one stock split. In addition, all historical per share amounts and references to common stock activity, as well as basic and diluted share amounts utilized in the calculation of earnings per share in these notes to the consolidated financial statements, have been adjusted to reflect this stock split.

TJX repurchased and retired 51.8 million shares of its common stock at a cost of $2.5 billion during fiscal 2019, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $2.4 billion in fiscal 2019, $1.6 billion in fiscal 2018 and $1.7 billion in fiscal 2017, and repurchased 50.8 million shares in fiscal 2019, 44.4 million shares in fiscal 2018 and 44.6 million shares in fiscal 2017. These expenditures were funded primarily by cash generated from operations.
As of February 2, 2019 TJX had approximately $1.7 billion available under previously announced stock repurchase programs. In February 2019, our Board of Directors approved the repurchase of an additional $1.5 billion of TJX common stock from time to time.
All shares repurchased under the stock repurchase programs have been retired.
TJX has five million shares of authorized but unissued preferred stock, $1 par value.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share for net income:

	Fiscal Year Ended
Amounts in thousands except per share amounts	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
Basic earnings per share:
Net income	$3,059,798	$2,607,948	$2,298,234
Weighted average common stock outstanding for basic earnings per share calculation	1,241,153	1,273,654	1,311,294
Basic earnings per share	$2.47	$2.05	$1.75
Diluted earnings per share:
Net income	$3,059,798	$2,607,948	$2,298,234
Weighted average common stock outstanding for basic earnings per share calculation	1,241,153	1,273,654	1,311,294
Assumed exercise / vesting of:
Stock options and awards	18,099	18,555	17,570
Weighted average common stock outstanding for diluted earnings per share calculation	1,259,252	1,292,209	1,328,864
Diluted earnings per share	$2.43	$2.02	$1.73
Cash dividends declared per share	$0.78	$0.63	$0.52
The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 6.1 million, 24.9 million and 16.3 million such options excluded at the end of fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2019, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2020. The hedge agreements outstanding at February 2, 2019 relate to approximately 50% of TJX’s estimated notional diesel requirements for fiscal 2020. These diesel fuel hedge agreements will settle throughout fiscal 2020 and the first month of fiscal 2021. TJX elected not to apply hedge accounting rules to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies, primarily in TJX International and TJX Canada. These contracts typically have a term of twelve months or less. The contracts outstanding at February 2, 2019 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2020. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 2, 2019:

In thousands		Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 2, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest:
	zł	59,000		£12,021	0.2037	Prepaid Exp	$56	$—	$56
		€55,950		£49,560	0.8858	Prepaid Exp / (Accrued Exp)	126	(140)	(14)
	A$	30,000	U.S.$	21,483	0.7161	(Accrued Exp)	—	(314)	(314)
	U.S.$	72,020		£55,000	0.7637	Prepaid Exp	1,037	—	1,037
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 2.7M - 3.3M gal per month		Float on 2.7M - 3.3M gal per month	N/A	(Accrued Exp)	—	(3,786)	(3,786)
Intercompany billings in TJX International, primarily merchandise related:
		€46,600		£41,835	0.8977	Prepaid Exp	1,300	—	1,300
Merchandise purchase commitments:
	C$	546,083	U.S.$	414,100	0.7583	Prepaid Exp / (Accrued Exp)	1,239	(4,741)	(3,502)
	C$	31,455		€20,700	0.6581	(Accrued Exp)	—	(248)	(248)
		£173,624	U.S.$	230,000	1.3247	Prepaid Exp / (Accrued Exp)	3,459	(1,466)	1,993
	zł	280,167		£57,586	0.2055	Prepaid Exp / (Accrued Exp)	707	(86)	621
	A$	51,043	U.S.$	36,961	0.7241	Prepaid Exp / (Accrued Exp)	97	(213)	(116)
	U.S.$	56,847		€49,355	0.8682	Prepaid Exp / (Accrued Exp)	115	(207)	(92)
Total fair value of financial instruments							$8,136	$(11,201)	$(3,065)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 3, 2018:

In thousands		Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 3, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest:
	zł	67,000		£14,035	0.2095	(Accrued Exp)	$—	$(45)	$(45)
		€51,950		£46,095	0.8873	(Accrued Exp)	—	(318)	(318)
	U.S.$	77,079		£55,000	0.7136	Prepaid Exp	1,636	—	1,636
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 2.2M – 3.0M gal per month		Float on 2.2M – 3.0M gal per month		N/A	Prepaid Exp	7,854	—	7,854
Intercompany billings in TJX International, primarily merchandise related:
		€26,000		£22,948	0.8826	(Accrued Exp)	—	(2)	(2)
Merchandise purchase commitments:
	C$	462,464	U.S.$	367,200	0.7940	Prepaid Exp / (Accrued Exp)	49	(5,478)	(5,429)
	C$	22,562		€15,000	0.6648	Prepaid Exp	557	—	557
		£176,911	U.S.$	238,000	1.3453	Prepaid Exp / (Accrued Exp)	173	(12,838)	(12,665)
	zł	288,646		£60,023	0.2079	(Accrued Exp)	—	(1,303)	(1,303)
	A$	28,635	U.S.$	22,230	0.7763	Prepaid Exp / (Accrued Exp)	$43	$(573)	$(530)
	U.S.$	44,223		€36,950	0.8355	Prepaid Exp	1,905	—	1,905
Total fair value of financial instruments							$12,217	$(20,557)	$(8,340)
The impact of derivative financial instruments on the statements of income during fiscal 2019, fiscal 2018 and fiscal 2017 are as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	February 2, 2019	February 3, 2018	January 28, 2017
			(53 weeks)
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(2,674)	$1,207	$(17,250)
Economic hedges for which hedge accounting was not elected:
Intercompany receivable	Selling, general and administrative expenses	18,823	—	—
Diesel contracts	Cost of sales, including buying and occupancy costs	1,373	7,946	3,906
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	1,137	(3,042)	(8,684)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	60,407	(45,886)	5,626
Gain (loss) recognized in income		$79,066	$(39,775)	$(16,402)
Included in the table above are a realized gain of $73.8 million in fiscal 2019, and losses of $30.5 million in fiscal 2018 and $6.1 million in fiscal 2017, all of which were largely offset by gains and losses on the underlying hedged item.

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

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018
Level 1
Assets:
Executive Savings Plan investments	$253,215	$249,045
Level 2
Assets:
Short-term investments	$—	$506,165
Foreign currency exchange contracts	8,136	4,363
Diesel fuel contracts	—	7,854
Liabilities:
Foreign currency exchange contracts	$7,415	$20,557
Diesel fuel contracts	3,786	—
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt at February 2, 2019 was $2.17 billion compared to a carrying value of $2.23 billion. The fair value of long-term debt at February 3, 2018 was $2.16 billion compared to a carrying value of $2.23 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.

Note G. Segment Information
TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment (HomeGoods and Homesense) both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. In addition to our four main business segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
All of TJX’s stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. HomeGoods and HomeSense offer home fashions. The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Apparel
Clothing including footwear	52%	52%	54%
Jewelry and accessories	15	15	15
Home fashions	33	33	31
Total	100%	100%	100%
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
Presented below is financial information with respect to TJX’s business segments:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
Net sales:
In the United States
Marmaxx	$24,057,970	$22,249,105	$21,246,034
HomeGoods	5,787,365	5,116,328	4,404,607
TJX Canada	3,869,779	3,642,282	3,171,127
TJX International	5,257,820	4,856,949	4,361,976
	$38,972,934	$35,864,664	$33,183,744
Segment profit:
In the United States
Marmaxx(1)	$3,253,949	$2,949,358	$2,995,045
HomeGoods	671,871	674,511	613,778
TJX Canada	551,617	530,113	413,417
TJX International	285,790	249,226	235,519
	4,763,227	$4,403,208	$4,257,759
General corporate expense	545,034	515,032	408,236
Loss on early extinguishment of debt	—	—	51,773
Pension settlement charge	36,122	—	31,173
Interest expense, net	8,860	31,588	43,534
Income before provision for income taxes	$4,173,211	$3,856,588	$3,723,043

(1)	Fiscal 2018 amount includes an impairment charge of $99.3 million for goodwill and certain long-lived assets of Sierra.

Business segment information (continued):

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018	January 28, 2017
Identifiable assets:
In the United States
Marmaxx	$6,223,110	$5,676,464	$5,440,448
HomeGoods	1,416,687	1,237,811	1,086,947
TJX Canada	914,789	1,459,924	1,345,003
TJX International	2,344,033	2,321,001	1,789,140
Corporate(1)	3,427,410	3,362,815	3,222,270
Total identifiable assets	$14,326,029	$14,058,015	$12,883,808
Capital expenditures:
In the United States
Marmaxx	$598,955	$532,348	$449,169
HomeGoods	170,978	149,505	173,979
TJX Canada	82,333	88,761	100,437
TJX International	272,873	287,003	301,162
Total capital expenditures	$1,125,139	$1,057,617	$1,024,747
Depreciation and amortization:
In the United States
Marmaxx	$456,420	$399,014	$385,007
HomeGoods	110,978	94,709	77,287
TJX Canada	66,365	68,033	62,427
TJX International	180,631	159,010	129,376
Corporate(2)	5,261	5,191	4,699
Total depreciation and amortization	$819,655	$725,957	$658,796

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

Note H. Stock Incentive Plan
TJX has a Stock Incentive Plan under which options and other share-based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 695.7 million shares with 46.3 million shares available for future grants as of February 2, 2019. TJX issues shares under the plan from authorized but unissued common stock. All share amounts and per share data presented have been adjusted to reflect the two-for-one stock split completed on November 6, 2018.
Total compensation cost related to share-based compensation was $103.6 million, $101.4 million and $102.3 million in fiscal 2019, 2018 and 2017, respectively. As of February 2, 2019, there was $146.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2 years.
Stock Options
Options for the purchase of common stock are granted with an exercise price that is 100% of market price on the grant date, generally vest in thirds over a 3-year period starting 1 year after the grant, and have a 10-year maximum term. When options are granted with other vesting terms, the vesting information is reflected in the valuation.

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Risk-free interest rate	2.88%	1.75%	1.20%
Dividend yield	1.4%	1.5%	1.2%
Expected volatility factor	23.5%	23.5%	23.8%
Expected option life in years	4.9	4.8	4.8
Weighted average fair value of options issued	$11.85	$7.16	$7.28
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
A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below:

	Fiscal Year Ended
Shares in thousands	February 2, 2019		February 3, 2018		January 28, 2017
	Options	WAEP	Options	WAEP	Options	WAEP
Outstanding at beginning of year	55,260	$27.52	54,706	$24.35	57,372	$20.84
Granted	6,143	53.98	9,404	36.61	8,610	37.52
Exercised	(11,670)	21.88	(8,192)	16.12	(10,530)	15.42
Forfeitures	(680)	38.59	(658)	35.70	(746)	33.08
Outstanding at end of year	49,053	$32.02	55,260	$27.52	54,706	$24.35
Options exercisable at end of year	34,344	$26.95	37,952	$23.28	37,960	$19.35
The total intrinsic value of options exercised was $284.4 million in fiscal 2019, $176.7 million in fiscal 2018 and $239.7 million in fiscal 2017.
The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of February 2, 2019:

Shares in thousands	Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest (1)	13,672	$98,458	8.8 years	$43.73
Options exercisable	34,344	$754,018	5.0 years	$26.95
Total outstanding options vested and expected to vest	48,016	$852,476	6.1 years	$31.72

(1)	Reflects 14.6 million unvested options, net of anticipated forfeitures.

Stock Awards
TJX granted restricted stock units and performance share units under the Stock Incentive Plan during fiscal 2019. Restricted stock units, performance share units, and previously-granted performance-based stock awards are collectively referred to as stock awards. These awards were granted without a purchase price to the recipient and are subject to vesting conditions. Vesting conditions for performance share units and performance-based stock awards include specified performance criteria, generally for a period of three fiscal years. The grant date fair value of the stock awards is charged to income over the requisite service period during which the recipient must remain employed. The fair value of the stock awards is determined at date of grant in accordance with ASC Topic 718 and, for performance share units and performance-based stock awards, assumes that performance goals will be achieved at target. Performance share units, performance-based stock awards and related compensation costs recognized are adjusted, as applicable, for performance above or below the target specified in the award.
A summary of the status of our nonvested stock awards and changes during fiscal 2019 is presented below:

Shares in thousands	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	3,045	$38.68
Granted	1,268	41.17
Vested	(859)	35.03
Forfeited	(32)	39.93
Nonvested at end of year	3,422	$40.51
There were 1,267,802 shares of restricted stock unit and performance share unit awards, with a weighted average grant date fair value of $41.17, granted in fiscal 2019, 1,124,012 shares of performance-based stock awards, with a weighted average grant date fair value of $38.36, granted in fiscal 2018, and 1,027,146 shares of performance-based stock awards, with a weighted average grant date fair value of $39.25, granted in fiscal 2017. The fair value of performance-based stock awards that vested was $30.1 million in fiscal 2019, $35.2 million in fiscal 2018, and $38.5 million in fiscal 2017.
Other Awards
TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. As of the end of fiscal 2019, a total of 607,552 of these deferred shares were outstanding under the plan.
Note I. Pension Plans and Other Retirement Benefits
Pension
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
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the fiscal years indicated. The Company has elected the practical expedient pursuant to ASU 2015-4– Compensation-retirement benefits (Topic 715) and has selected the measurement date of January 31, the calendar month end closest to the Company’s fiscal year end.

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018	February 2, 2019	February 3, 2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,404,089	$1,269,010	$91,047	$86,309
Service cost	45,342	46,845	2,391	1,888
Interest cost	54,355	55,301	3,600	3,316
Actuarial (gains)/losses	(38,304)	67,232	5,955	4,580
Settlements	(207,369)	—	—	—
Benefits paid	(33,226)	(30,993)	(6,234)	(5,046)
Expenses paid	(3,717)	(3,306)	—	—
Projected benefit obligation at end of year	$1,221,170	$1,404,089	$96,759	$91,047
Accumulated benefit obligation at end of year	$1,100,358	$1,277,216	$80,166	$77,668

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018	February 2, 2019	February 3, 2018
Change in plan assets:
Fair value of plan assets at beginning of year	$1,417,531	$1,176,960	$—	$—
Actual return on plan assets	(27,884)	174,870	—	—
Employer contribution	100,000	100,000	6,234	5,046
Settlements	(207,369)	—	—	—
Benefits paid	(33,226)	(30,993)	(6,234)	(5,046)
Expenses paid	(3,717)	(3,306)	—	—
Fair value of plan assets at end of year	$1,245,335	$1,417,531	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,221,170	$1,404,089	$96,759	$91,047
Fair value of plan assets at end of year	1,245,335	1,417,531	—	—
Funded status – excess (asset) obligation	$(24,165)	$(13,442)	$96,759	$91,047
Net (asset) liability recognized on consolidated balance sheets	$(24,165)	$(13,442)	$96,759	$91,047
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$1,558	$1,935	$—	$—
Accumulated actuarial losses	264,160	243,761	30,709	28,164
Amounts included in accumulated other comprehensive income (loss)	$265,718	$245,696	$30,709	$28,164
The Consolidated Balance Sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $72.6 million at February 2, 2019 is reflected on the balance sheet as of that date as a current liability of $4.7 million, a long-term liability of $92.1 million, and a long-term asset of $24.2 million. The combined net accrued liability of $77.6 at February 3, 2018 is reflected on the balance sheet as of that date as a current liability of $2.4 million, a long-term liability of $88.6 million, and a long-term asset of $13.4 million.
The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2020 for the funded plan is $0.4 million. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2020 is $17.7 million for the funded plan and $3.7 million for the unfunded plan.

TJX determined the assumed discount rate using the BOND: Link model in fiscal 2019 and fiscal 2018. TJX uses the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans’ expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	February 2, 2019	February 3, 2018	February 2, 2019	February 3, 2018
Discount rate	4.30%	4.00%	4.10%	3.80%
Rate of compensation increase	4.00%	4.00%	6.00%	6.00%
TJX made aggregate cash contributions of $106.2 million in fiscal 2019, $105.0 million in fiscal 2018 and $54.6 million in fiscal 2017 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. We do not anticipate any required funding in fiscal 2020 for the funded plan. We anticipate making contributions of $4.8 million to provide current benefits coming due under the unfunded plan in fiscal 2020.
The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) related to our pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018	January 28, 2017	February 2, 2019	February 3, 2018	January 28, 2017
Net periodic pension cost:
Service cost	$45,342	$46,845	$45,440	$2,391	$1,888	$1,835
Interest cost	54,355	55,301	56,094	3,600	3,316	3,391
Expected return on plan assets	(79,190)	(69,345)	(70,535)	—	—	—
Amortization of prior service cost	377	377	377	—	—	—
Amortization of net actuarial loss	12,250	21,557	31,397	3,409	2,852	3,349
Settlement charge	36,122	—	31,173	—	—	—
Total expense	$69,256	$54,735	$93,946	$9,400	$8,056	$8,575
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$68,770	$(38,293)	$17,894	$5,955	$4,580	$740
Amortization of net (loss)	(12,250)	(21,557)	(31,397)	(3,409)	(2,852)	(3,349)
Settlement charge	(36,122)	—	(31,173)	—	—	—
Amortization of prior service cost	(377)	(377)	(377)	—	—	—
Total recognized in other comprehensive income (loss)	$20,021	$(60,227)	$(45,053)	$2,546	$1,728	$(2,609)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$89,277	$(5,492)	$48,893	$11,946	$9,784	$5,966
Weighted average assumptions for expense purposes:
Discount rate	4.00%/4.40%	4.40%	4.80%/3.80%	3.80%	4.00%	4.20%
Expected rate of return on plan assets	6.00%/6.00%	6.00%	6.50%/6.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%

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
The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In thousands	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year
2020	$25,557	$4,799
2021	30,134	3,684
2022	35,072	4,625
2023	40,515	47,780
2024	46,200	6,104
2025 through 2029	313,971	32,706
The following table presents the fair value hierarchy (See Note F – Fair Value Measurements of Notes to Consolidated Financial Statements) for pension assets measured at fair value on a recurring basis as of February 2, 2019 and February 3, 2018:

	Funded Plan at February 2, 2019
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$111,803	$—	$111,803
Equity Securities	226,042	—	226,042
Fixed Income Securities:
Corporate and government bond funds	—	376,438	376,438
Futures Contracts	—	1,029	1,029
Total assets in the fair value hierarchy	$337,845	$377,467	$715,312
Assets measured at net asset value*	—	—	530,023
Fair value of assets	$337,845	$377,467	$1,245,335

	Funded Plan at February 3, 2018
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$109,183	$—	$109,183
Equity Securities	279,635	—	279,635
Fixed Income Securities:
Corporate and government bond funds	—	420,117	420,117
Futures Contracts	—	337	337
Total assets in the fair value hierarchy	$388,818	$420,454	$809,272
Assets measured at net asset value*	—	—	608,259
Fair value of assets	$388,818	$420,454	$1,417,531

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
The following is a summary of TJX’s target allocation guidelines for qualified pension plan assets as of February 2, 2019 along with the actual allocation of qualified pension plan assets as of the valuation date for the fiscal years presented:

	Target Allocation	February 2, 2019	February 3, 2018
Return-seeking assets	50%	43%	47%
Liability-hedging assets	50%	49%	46%
All other – primarily cash	—%	8%	7%
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

Other Retirement Benefits
TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees and a similar type of plan for eligible employees in Puerto Rico. Employees may contribute up to 50% of eligible pay, subject to limitations. TJX matches employee contributions, up to 5% of eligible pay, including a basic match at rates of 25% or 75% (based upon date of hire and other eligibility criteria) plus a discretionary match, generally up to 25%, based on TJX’s performance. TJX may also make additional discretionary contributions. Eligible employees are automatically enrolled in the U.S. plan at a 2% deferral rate, unless the employee elects otherwise. The total cost to TJX for these plans was $60.8 million in fiscal 2019, $54.5 million in fiscal 2018 and $45.6 million in fiscal 2017. The plans previously included a TJX stock fund in which participants could invest a portion of TJX’s matching contribution. The TJX stock fund was closed to new investments, other than reinvestment of dividends, at the end of calendar 2015 and was eliminated from the plans during fiscal 2019. The TJX stock fund represented 3.9% of plan assets at December 31, 2017.
TJX also has a nonqualified savings plan (the Executive Savings Plan) for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $6.0 million in fiscal 2019, $6.3 million in fiscal 2018 and $5.8 million in fiscal 2017. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.
In addition to the plans described above, TJX also contributes to retirement/deferred savings plans for eligible Associates at certain of its foreign subsidiaries. We contributed $15.3 million for these plans in fiscal 2019, $12.6 million for these plans in fiscal 2018 and $10.2 million in fiscal 2017.
Multiemployer Pension Plans
TJX contributes to certain multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $18.5 million in fiscal 2019, $16.3 million in fiscal 2018 and $14.5 million in fiscal 2017 to the Legacy Plan of the National Retirement Fund (EIN #13-6130178, plan #1), the Adjustable Plan of the National Retirement Fund (EIN #13-6130178, plan #2), and their respective successor funds described below. TJX was listed in the Form 5500 for the Legacy Plan of the National Retirement Fund and the Adjustable Plan of the National Retirement Fund as providing more than 5% of the total contributions for the plan year ending December 31, 2017. Based on information available to TJX, effective January 1, 2018 a portion of each of the Legacy Plan of the National Retirement Fund and the Adjustable Plan of the National Retirement Fund was transferred to the Legacy Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #1) and the Adjustable Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #2), respectively, two newly established multiemployer defined benefit pension plans. In addition, based on information available to TJX, the Pension Protection Act Zone Status for each of the Legacy Plan of the National Retirement Fund and the Legacy Plan of the UNITE HERE Retirement Fund is Critical and rehabilitation plans have been implemented.
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

Note J. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of February 2, 2019 and February 3, 2018. All amounts are net of unamortized debt discounts.

In thousands	February 2, 2019	February 3, 2018
General corporate debt:
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $189 and $234 in fiscal 2019 and 2018, respectively)	$499,811	$499,766
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $174 and $250 in fiscal 2019 and 2018, respectively)	$749,826	$749,750
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $5,657 and $6,403 in fiscal 2019 and 2018, respectively)	$994,343	$993,597
Debt issuance cost	$(10,364)	$(12,506)
Total long-term debt	$2,233,616	$2,230,607
The aggregate maturities of long-term debt, inclusive of current installments at February 2, 2019 are as follows:

In thousands	Long-Term Debt
Fiscal Year 2020	$—
2021	—
2022	750,000
2023	—
2024	500,000
Later years	1,000,000
Less amount representing unamortized debt discount	(6,020)
Less amount representing debt issuance cost	(10,364)
Aggregate maturities of long-term debt	$2,233,616
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
At February 2, 2019, TJX also had outstanding $500 million aggregate principal amount of 2.50% ten-year notes due May 2023 and $750 million aggregate principal amount of 2.75% seven-year notes due June 2021. TJX entered into rate-lock agreements to hedge the underlying treasury rate of $250 million of the 2.50% notes. The costs of these agreements are being amortized to interest expense over the term of the respective notes, resulting in an effective fixed interest rate of 2.57% for the 2.50% notes. TJX also entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.
At February 2, 2019, TJX had two $500 million revolving credit facilities, one which matures in March 2020 and one which matures in March 2022. The $500 million revolving credit facilities maturing in March 2020 and March 2022 were also outstanding at February 3, 2018. In March 2017, the maturity of the $500 million revolving credit facility scheduled to mature in March 2021 was extended to March 2022. No other terms of the facility were modified at that time.

The terms and covenants under the revolving credit facilities require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and will vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities require TJX to maintain a ratio of funded debt and four-times consolidated rentals to consolidated earnings before interest, taxes, consolidated rentals, depreciation and amortization (EBITDAR) of not more than 2.75 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented. As of February 2, 2019 and February 3, 2018, and during the years then ended, there were no amounts outstanding under these facilities.
As of February 2, 2019 and February 3, 2018, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of February 2, 2019 and February 3, 2018, and during the years then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of February 2, 2019 and February 3, 2018, our European business at TJX International had an uncommitted credit line of £5 million. As of February 2, 2019 and February 3, 2018, and during the years then ended, there were no amounts outstanding on the European credit line.
Note K. Income Taxes
The 2017 Tax Act made broad and complex changes to the U.S. tax code which had a significant impact on our fiscal 2018 and fiscal 2019 tax expense, including reducing the U.S. federal corporate tax rate from 35% to 21%, expanded rules regarding expensing of fixed assets, and required one-time transition tax on certain undistributed earnings of foreign subsidiaries. Other provisions that became effective in Fiscal 2019 impacting income taxes include: an exemption from U.S. tax on dividends of future foreign earnings, expanded limitations on executive compensation, a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e. global intangible low-taxed income or “GILTI”), and allows a benefit for foreign derived intangible income (FDII).
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the 2017 Tax Act. We have completed our analysis in the fourth quarter of fiscal 2019 and determined there is no material adjustment to the income tax expense. We have recorded current tax on GILTI relative to fiscal 2019 operations and will continue to account for GILTI as a period cost when incurred.
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
United States	$3,463,785	$3,255,057	$3,196,370
Foreign	$709,426	$601,531	$526,673
Income before provision for income taxes	$4,173,211	$3,856,588	$3,723,043
The provision for income taxes includes the following:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
Current:
Federal	$711,369	$1,063,141	$1,068,778
State	251,187	160,650	213,505
Foreign	238,692	161,974	148,367
Deferred:
Federal	(62,278)	(164,523)	(3,107)
State	(27,831)	27,595	(10,583)
Foreign	2,274	(197)	7,849
Provision for income taxes	$1,113,413	$1,248,640	$1,424,809

TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018
Deferred tax assets:
Net operating loss carryforward	$49,489	$40,088
Reserves for lease obligations	2,799	3,637
Pension, stock compensation, postretirement and employee benefits	273,482	232,887
Leases	45,740	42,999
Accruals and reserves	42,709	51,281
Other	65,776	25,599
Total gross deferred tax assets	$479,995	$396,491
Valuation allowance	(51,711)	(42,332)
Net deferred tax asset	$428,284	$354,159
Deferred tax liabilities:
Property, plant and equipment	$497,906	$437,621
Capitalized inventory	42,981	45,125
Tradename/intangibles	14,019	12,628
Undistributed foreign earnings	1,856	65,013
Other	23,246	20,271
Total deferred tax liabilities	$580,008	$580,658
Net deferred tax (liability)	$(151,724)	$(226,499)
Non-current asset	$6,467	$6,558
Non-current liability	(158,191)	(233,057)
Total	$(151,724)	$(226,499)
TJX has provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through February 2, 2019. We have not provided for state and foreign withholding taxes on the approximately $1.4 billion of undistributed earnings related to all other foreign subsidiaries as such earnings are considered to be indefinitely reinvested in the business. The net amount of unrecognized state tax liabilities related to the undistributed earnings is approximately $1 million.
As of February 2, 2019 and February 3, 2018, for state income tax purposes, TJX had net operating loss carryforwards of $133.2 million and $113.9 million respectively, which expire, if unused, in the years 2020 through 2038. TJX has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance of $10 million has been provided for the deferred tax asset as of February 2, 2019 and $8.9 million as of February 3, 2018.
As of February 2, 2019 and February 3, 2018, the Company had available for foreign income tax purposes (related to Australia, Austria and the Netherlands) net operating loss carryforwards of $138.8 million and $111 million respectively, of which $18.3 million will expire, if unused, in fiscal years 2025 through 2028. The remaining loss carryforwards do not expire. For the deferred tax assets associated with the net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized, TJX had valuation allowances recorded of approximately $41.7 million as of February 2, 2019, and approximately $33.4 million as of February 3, 2018.

The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
U.S. federal statutory income tax rate	21.0%	33.7%	35.0%
Effective state income tax rate	4.5	3.6	3.5
Impact of foreign operations	1.2	(0.1)	(0.2)
Excess share-based compensation	(1.2)	(1.3)	—
Impact of 2017 Tax Act	1.5	(2.3)	—
All other	(0.3)	(1.2)	—
Worldwide effective income tax rate	26.7%	32.4%	38.3%
TJX’s effective income tax rate decreased for fiscal 2019 as compared to fiscal 2018. The decrease is primarily driven by the decrease in the U.S. federal statutory rate to 21%. The reduced tax rates per the 2017 Tax Act were applicable for all of fiscal 2019 versus only a portion of fiscal 2018.
TJX had net unrecognized tax benefits of $233.4 million as of February 2, 2019, $57.3 million as of February 3, 2018 and $38.5 million as of January 28, 2017.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018	January 28, 2017
Balance at beginning of year	$61,704	$49,092	$43,326
Additions for uncertain tax positions taken in current year	7,406	6,504	7,018
Additions for uncertain tax positions taken in prior years	177,741	7,990	327
Reductions for uncertain tax positions taken in prior years	—	(587)	(334)
Reductions resulting from lapse of statute of limitations	(1,388)	(1,295)	(1,245)
Settlements with tax authorities	(1,268)	—	—
Balance at end of year	$244,195	$61,704	$49,092
Included in the gross amount of unrecognized tax benefits are items that will impact future effective tax rates upon recognition. These items amounted to $222 million as of February 2, 2019, $55.8 million as of February 3, 2018 and $43.8 million as of January 28, 2017.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and in Canada, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $11.9 million for the year ended February 2, 2019, $1.9 million for the year ended February 3, 2018 and $1.4 million for the year ended January 28, 2017. The accrued amounts for interest and penalties are $23.6 million as of February 2, 2019, $11.9 million as of February 3, 2018 and $8.0 million as of January 28, 2017.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of February 2, 2019. During the next twelve months, it is reasonably possible that state tax audit resolutions may reduce unrecognized tax benefits by $0 to $30 million, which would reduce the provision for taxes on earnings. The US Treasury issued several proposed regulations supplementing the 2017 Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, expansion of existing foreign tax credit rules to newly created categories, and various other guidance. These proposed regulations are intended to be applied retroactively. As a result, the Company will monitor their impact to the Company's filing positions and will record any impacts as a discrete event in the period that the guidance is finalized.
Note L. Commitments
TJX is committed under long-term leases related to its continuing operations for the rental of real estate and fixtures and equipment. Most of TJX’s leases are store operating leases with initial ten year terms and options to extend for one or more five year periods in the U.S. and Canada; initial ten to fifteen year terms in Europe and initial seven to ten year terms in Australia, some of which have options to extend. Many of the Company’s leases contain escalation clauses and we have the right to terminate some of the leases before the expiration date under specified circumstances and some with specified payments. In addition, TJX is generally required to pay insurance, real estate taxes and other operating expenses including, in some cases, rentals based on a percentage of sales. These expenses in the aggregate were approximately one-third of the total minimum rent in fiscal 2019, fiscal 2018 and fiscal 2017 and are not included in the table below.
The following is a schedule of future minimum lease payments for continuing operations as of February 2, 2019:

In thousands	Operating Leases
Fiscal Year 2020	$1,676,700
2021	1,603,378
2022	1,441,444
2023	1,253,420
2024	1,042,184
Later years	2,774,845
Total future minimum lease payments	$9,791,971
Rental expense under operating leases for continuing operations amounted to $1.7 billion for fiscal 2019, $1.6 billion for fiscal 2018 and $1.4 billion for fiscal 2017. Rental expense includes contingent rent and is reported net of sublease income. Contingent rent paid was $22.8 million in fiscal 2019, $18.4 million in fiscal 2018 and $14.7 million in fiscal 2017. Sublease income was $1.2 million in fiscal 2019, $1.3 million in fiscal 2018 and $1.2 million in fiscal 2017.
As of February 2, 2019 we have a number of lease agreements for facilities and stores that resulted in TJX being considered the owner of the property for accounting purposes. The build-to-suit lease assets related to these properties are included in “land and buildings” and the related liabilities of $243.3 million are included as build-to-suit lease obligations in “other long-term liabilities.”
TJX had outstanding letters of credit totaling $41.9 million as of February 2, 2019 and $40.2 million as of February 3, 2018. Letters of credit are issued by TJX primarily for the purchase of inventory.

Note M. Accrued Expenses and Other Liabilities, Current and Long-Term
The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018
Employee compensation and benefits, current	$737,920	$686,294
Dividends payable	241,972	199,029
Accrued capital additions	119,172	90,336
Rent, utilities and occupancy, including real estate taxes	243,192	234,183
Merchandise credits and gift certificates	450,302	399,482
Sales tax collections and V.A.T. taxes	170,249	200,005
All other current liabilities	770,269	713,632
Total accrued expenses and other current liabilities	$2,733,076	$2,522,961
All other current liabilities include accruals for advertising, customer rewards liability, interest, insurance, reserve for sales returns, reserve for taxes, fair value of derivatives, expense payables and other items, each of which is individually less than 5% of current liabilities.
The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018
Employee compensation and benefits, long-term	$449,065	$442,624
Accrued rent	269,057	263,178
Landlord allowances	80,425	88,747
Income taxes payable	—	176,772
Tax reserve, long-term	235,467	44,753
Build-to-suit lease obligations	243,258	221,917
Asset retirement obligation	49,692	49,266
All other long-term liabilities	27,278	33,248
Total other long-term liabilities	$1,354,242	$1,320,505
Note N. Contingent Obligations and Contingencies
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
TJX may also be contingently liable on up to eight leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote, and has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants or assignees do not fulfill their obligations, are approximately $37.1 million as of February 2, 2019. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

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
Note O. Supplemental Cash Flows Information
TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In thousands	February 2, 2019	February 3, 2018	January 28, 2017
		(53 weeks)
Cash paid for:
Interest on debt	$64,007	$64,308	$72,619
Income taxes	1,147,511	1,289,964	1,282,172
Non-cash investing and financing activity:
Build-to-suit construction in progress	$(40,911)	$(27,207)	$(94,291)
Build-to-suit lease obligation	40,911	27,207	94,291
Dividends payable	42,943	29,836	29,195
Property additions	28,836	(21,627)	(20,908)
Note P. Selected Quarterly Financial Data (Unaudited)
Presented below is selected quarterly consolidated financial data for fiscal 2019 and fiscal 2018 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

Amounts in thousands except per share amounts	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
Fiscal Year Ended February 2, 2019 (52 weeks)
Net sales	$8,688,720	$9,331,115	$9,825,759	$11,127,340
Gross earnings(1)	2,510,481	2,695,300	2,842,276	3,093,700
Net income	716,381	739,626	762,253	841,538
Basic earnings per share(4)	0.57	0.59	0.62	0.69
Diluted earnings per share(4)	0.56	0.58	0.61	0.68
Fiscal Year Ended February 3, 2018 (53 weeks)
Net sales	$7,784,024	$8,357,700	$8,762,220	$10,960,720
Gross earnings(1)	2,253,952	2,385,025	2,612,200	3,111,320
Net income	536,279	552,957	641,436	877,276
Basic earnings per share(4)	0.41	0.43	0.51	0.70
Diluted earnings per share(4)	0.41	0.42	0.50	0.69

(1)	Gross earnings equal net sales less cost of sales, including buying and occupancy costs.

(2)	The third quarter of fiscal 2019 includes a $36.1 million pension settlement charge.

(3)	The fourth quarter of fiscal 2018 includes 14 weeks, a $99.3 million impairment charge and a net benefit related to the 2017 Tax Act.

(4)	Adjusted for two-for-one stock split completed in November 2018. See Note D - Capital Stock and Earnings Per Share.