Form 10-Q
period 2019-05-04
TJX COMPANIES INC /DE/
filed 2019-05-31
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 4, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-4908
The TJX Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2207613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Cochituate Road Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)
(508) 390-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	TJX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of May 4, 2019: 1,212,667,546

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$9,277,585	$8,688,720
Cost of sales, including buying and occupancy costs	6,637,885	6,178,239
Selling, general and administrative expenses	1,702,401	1,550,775
Interest expense, net	817	4,148
Income before provision for income taxes	936,482	955,558
Provision for income taxes	236,304	239,177
Net income	$700,178	$716,381
Basic earnings per share:
Net income	$0.58	$0.57
Weighted average common shares – basic	1,214,531	1,253,224
Diluted earnings per share:
Net income	$0.57	$0.56
Weighted average common shares – diluted	1,233,407	1,268,872
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net income	$700,178	$716,381
Additions to other comprehensive loss:
Foreign currency translation adjustments, net of related tax benefits of $2,633 in fiscal 2020 and $1,206 in fiscal 2019	(7,161)	(122,529)
Gain on net investment hedges, net of related tax provision of $2,201 in fiscal 2019	—	6,044
Reclassifications from other comprehensive loss to net income:
Amortization of prior service cost and deferred gains, net of related tax provisions of $1,453 in fiscal 2020 and $1,328 in fiscal 2019	3,992	2,608
Amortization of loss on cash flow hedge, net of related tax provisions of $76 in fiscal 2020 and $77 in fiscal 2019	208	206
Other comprehensive loss, net of tax	(2,961)	(113,671)
Total comprehensive income	$697,217	$602,710

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,235,056	$3,030,229	$2,681,105
Short-term investments	—	—	435,903
Accounts receivable, net	393,276	346,298	368,314
Merchandise inventories	5,057,202	4,579,033	4,369,893
Prepaid expenses and other current assets	381,678	513,662	567,060
Total current assets	8,067,212	8,469,222	8,422,275
Net property at cost	5,018,598	5,255,208	5,026,092
Non-current deferred income taxes, net	5,801	6,467	3,178
Operating lease right of use assets	8,810,367	—	—
Goodwill	96,685	97,552	98,614
Other assets	490,401	497,580	456,965
TOTAL ASSETS	$22,489,064	$14,326,029	$14,007,124
LIABILITIES
Current liabilities:
Accounts payable	$2,578,370	$2,644,143	$2,509,089
Accrued expenses and other current liabilities	2,468,588	2,733,076	2,220,842
Current portion of operating lease liabilities	1,343,243	—	—
Federal, state and foreign income taxes payable	190,818	154,155	246,933
Total current liabilities	6,581,019	5,531,374	4,976,864
Other long-term liabilities	752,968	1,354,242	1,275,843
Non-current deferred income taxes, net	167,283	158,191	260,649
Long-term operating lease liabilities	7,621,531	—	—
Long-term debt	2,234,368	2,233,616	2,231,360
Commitments and contingencies (See Note K)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,212,667,546; 1,217,182,508 and 1,250,405,376 respectively	1,212,668	1,217,183	1,250,405
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(633,282)	(630,321)	(555,530)
Retained earnings	4,552,509	4,461,744	4,567,533
Total shareholders’ equity	5,131,895	5,048,606	5,262,408
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,489,064	$14,326,029	$14,007,124
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Operating Activities
Net income	$700,178	$716,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,201	192,295
Loss on property disposals and impairment charges	2,304	1,744
Deferred income tax provision	8,098	7,335
Share-based compensation	25,732	24,029
Changes in assets and liabilities:
(Increase) in accounts receivable	(47,658)	(43,787)
(Increase) in merchandise inventories	(487,085)	(225,187)
(Increase) decrease in prepaid expenses and other current assets	(13,991)	219,532
(Decrease) increase in accounts payable	(60,472)	44,037
(Decrease) in accrued expenses and other liabilities	(240,156)	(318,544)
Increase in income taxes payable	38,217	133,663
Other	11,871	(26,613)
Net cash provided by operating activities	149,239	724,885
Investing Activities
Property additions	(316,909)	(264,943)
Purchase of investments	(14,642)	(148,239)
Sales and maturities of investments	4,842	192,690
Net cash (used in) investing activities	(326,709)	(220,492)
Financing Activities
Cash payments for repurchase of common stock	(397,294)	(395,399)
Cash dividends paid	(238,758)	(197,296)
Proceeds from issuance of common stock	59,772	84,561
Cash payments of employee tax withholdings for performance based stock awards	(23,305)	(16,015)
Other	—	(1,858)
Net cash (used in) financing activities	(599,585)	(526,007)
Effect of exchange rate changes on cash	(18,118)	(55,758)
Net decrease in cash and cash equivalents	(795,173)	(77,372)
Cash and cash equivalents at beginning of year	3,030,229	2,758,477
Cash and cash equivalents at end of period	$2,235,056	$2,681,105
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, February 2, 2019	1,217,183	$1,217,183	$—	$(630,321)	$4,461,744	$5,048,606
Net income	—	—	—	—	700,178	700,178
Cumulative effect of accounting change (See Note A)	—	—	—	—	403	403
Other comprehensive loss, net of tax	—	—	—	(2,961)	—	(2,961)
Cash dividends declared on common stock	—	—	—	—	(279,236)	(279,236)
Recognition of share-based compensation	—	—	25,732	—	—	25,732
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	3,142	3,142	33,325	—	—	36,467
Common stock repurchased and retired	(7,657)	(7,657)	(59,057)	—	(330,580)	(397,294)
Balance, May 4, 2019	1,212,668	$1,212,668	$—	$(633,282)	$4,552,509	$5,131,895

	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, February 3, 2018	1,256,018	$1,256,018	$—	$(441,859)	$4,334,150	$5,148,309
Net income	—	—	—	—	716,381	716,381
Cumulative effect of accounting change	—	—	—	—	58,712	58,712
Other comprehensive loss, net of tax	—	—	—	(113,671)	—	(113,671)
Cash dividends declared on common stock	—	—	—	—	(244,500)	(244,500)
Recognition of share-based compensation	—	—	24,029	—	—	24,029
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	4,085	4,085	66,504	—	(2,042)	68,547
Common stock repurchased and retired	(9,698)	(9,698)	(90,533)	—	(295,168)	(395,399)
Balance, May 5, 2018	1,250,405	$1,250,405	$—	$(555,530)	$4,567,533	$5,262,408
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These Consolidated Financial Statements and Notes thereto are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its Consolidated Financial Statements for the periods reported, all in conformity with GAAP consistently applied. The Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (“fiscal 2019”).
These interim results are not necessarily indicative of results for the full fiscal year. TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
The February 2, 2019 balance sheet data was derived from audited Consolidated Financial Statements and does not include all disclosures required by GAAP.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends February 1, 2020 (“fiscal 2020”) and is a 52-week fiscal year. Fiscal 2019 was also a 52-week fiscal year.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, impairment of long-lived assets, goodwill and tradenames, reserves for uncertain tax positions, leases and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.
Reclassifications
As a result of a two-for-one stock split in the form of a stock dividend to shareholders of record as of October 30, 2018, certain amounts in prior years’ Consolidated Financial Statements have been retroactively adjusted to conform to the current year presentation. As such, all share activity, earnings per share and dividends per share amounts have been adjusted to reflect the two-for-one stock split. See Note D—Capital Stock and Earnings per Share of Notes to Consolidated Financial Statements for additional information.
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In thousands	May 4, 2019	May 5, 2018
Balance, beginning of period	$450,302	$406,506
Deferred revenue	340,600	330,516
Effect of exchange rates changes on deferred revenue	(648)	(3,153)
Revenue recognized	(383,658)	(371,815)
Balance, end of period	$406,596	$362,054

Summary of Accounting Policies
Leases
We adopted ASU No. 2016-02, Leases (Topic 842), as of February 3, 2019, using the modified retrospective method under ASU 2018-11. The transition method allows entities to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented. Our reporting for comparative periods is presented in accordance with ASC 840, Leases. Adoption of the new standard resulted in the recording of right of use (“ROU”) assets and lease liabilities of approximately $9 billion, as of February 3, 2019. The Company elected the transition package of three practical expedients, which among other things, allowed us to carry forward the historical lease classification. We have elected, under Topic 842, the practical expedient to not separate non lease components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also elected the accounting policy election to keep leases with a term of twelve months or less off the Consolidated Balance Sheets and recognizes these lease payments on a straight-line basis over the lease term.
Operating leases are included in "Operating lease right of use assets", "Current portion of operating lease liabilities", and "Long-term operating lease liabilities" on our Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. At the inception of the arrangement, the Company determines if an arrangement is a lease based on assessment of the terms and conditions of the contract. Operating lease ROU assets and lease liabilities are recognized at possession date based on the present value of lease payments over the lease term. The majority of our leases are retail store locations and the possession date is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease. Our lessors do not provide an implicit rate, nor is one readily available, therefore we use our incremental borrowing rate based on the information available at possession date in determining the present value of future lease payments. The incremental borrowing rate is calculated based on the US Consumer Discretionary yield curve and adjusted for collateralization and foreign currency impact for TJX International and Canada leases. The operating lease ROU asset also includes any acquisition costs offset by lease incentives. Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term within "Cost of sales, including buying and occupancy costs".

Impact of New Lease Standard on Consolidated Balance Sheet Line Items
As a result of applying the new lease standard using the optional transition method, the following adjustments were made to accounts on the Condensed Consolidated Balance Sheet as of February 3, 2019:

In thousands	As Reported February 2, 2019	Adjustments		Adjusted February 3, 2019
CONDENSED CONSOLIDATED BALANCE SHEETS:
Prepaid expenses and other current assets	$513,662	$(149,029)	(a)	$364,633
Net property at cost	5,255,208	(281,361)	(b),(f)	4,973,847
Operating lease right of use asset	—	8,704,584	(c)	8,704,584
Other assets	497,580	(30,086)	(b)	467,494

Total Assets	$14,326,029	$8,244,108		$22,570,137

Accrued expenses and other current liabilities	2,733,076	(3,819)		2,729,257
Current portion of operating lease liabilities	—	1,481,555	(d)	1,481,555
Other long-term liabilities	1,354,242	(593,137)	(e),(f)	761,105
Long-term operating lease liabilities	—	7,359,106	(d)	7,359,106
Retained earnings	4,461,744	403	(f),(g)	4,462,147

Total Liabilities and Shareholders' Equity	$14,326,029	$8,244,108		$22,570,137

(a)	Represents prepaid rent reclassified to operating lease right of use assets and current portion of operating lease liabilities.

(b)	Represents impact of reclassifying initial direct costs to operating lease right of use assets.

(c)	Represents capitalization of operating lease right of use assets and reclassification of lease acquisition costs, straight-line rent, prepaid rent and tenant incentives.

(d)	Represents recognition of current and long-term operating lease liabilities.

(e)	Represents reclassification of straight-line rent to operating lease right of use assets.

(f)	Represents de-recognition of assets and liabilities related to non-TJX owned properties under previously existing build-to-suit accounting rules.

(g)	Represents impairment at transition on operating lease right of use assets.
See Note L—Leases of Notes to Consolidated Financial Statements for additional information.
Future Adoption of New Accounting Standards
Intangibles-Goodwill and Other-Internal-Use Software
In August 2018, the Financial Accounting Standards Board "FASB" issued guidance related to accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the Consolidated Financial Statements and requires additional disclosures. The guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. The Company is currently evaluating the transition methods and the impact of the adoption of this standard on its Consolidated Financial Statements.
Recently Adopted Accounting Standards
Leases
See Leases in this Note A for the impact upon adoption.

Income Statement – Reporting Comprehensive Income
In February 2018, the FASB issued updated guidance related to reporting comprehensive income. The amendments in the update allow for a one-time reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effect as a result from the enactment of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). The updated guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The updated guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the 2017 Tax Act is recognized. The Company adopted the standard and made the policy election not to reclassify the stranded tax effects from AOCI to retained earnings.
Note B. Property at Cost
The following table presents the components of property at cost:

In thousands	May 4, 2019	February 2, 2019	May 5, 2018
Land and buildings(a)	$1,219,604	$1,457,835	$1,377,854
Leasehold costs and improvements(a)	3,379,543	3,377,045	3,245,902
Furniture, fixtures and equipment	6,016,591	5,894,239	5,455,039
Total property at cost	$10,615,738	$10,729,119	$10,078,795
Less accumulated depreciation and amortization(a)	5,597,140	5,473,911	5,052,703
Net property at cost	$5,018,598	$5,255,208	$5,026,092

(a)	See leases note in Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for impact of lease accounting changes.
Depreciation expense was $209.7 million for the three months ended May 4, 2019 and $193.7 million for the three months ended May 5, 2018. Depreciation expense was $818.9 million for the twelve months ended February 2, 2019.

Note C. Accumulated Other Comprehensive Income (Loss)
Amounts included in accumulated other comprehensive loss are recorded net of taxes. The following table details the changes in accumulated other comprehensive loss for the three months ended May 4, 2019:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, February 3, 2018	$(280,051)	$(159,562)	$(2,246)	$(441,859)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $8,233)	(192,664)	—	—	(192,664)
Recognition of net gains/losses on investment hedges (net of taxes $7,113)	19,538	—	—	19,538
Recognition of net gains/losses on benefit obligations (net of taxes of $19,813)	—	(54,420)	—	(54,420)
Pension settlement charge (net of taxes of $9,641)	—	26,481	—	26,481
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $304)	—	—	847	847
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,280)	—	11,756	—	11,756
Balance, February 2, 2019	$(453,177)	$(175,745)	$(1,399)	$(630,321)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $2,633)	(7,161)	—	—	(7,161)
Reclassifications from other comprehensive loss to net income:
Amortization of prior service cost and deferred gains (net of taxes of $1,453)	—	3,992	—	3,992
Amortization of loss on cash flow hedge (net of taxes of $76)	—	—	208	208
Balance, May 4, 2019	$(460,338)	$(171,753)	$(1,191)	$(633,282)
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
TJX repurchased and retired 6.7 million shares of its common stock at a cost of $350.0 million during the quarter ended May 4, 2019, on a “trade date” basis. TJX reflects stock repurchases in its Consolidated Financial Statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $397.3 million for the three months ended May 4, 2019, and $395.4 million for the three months ended May 5, 2018. These expenditures were funded by cash generated from current and prior period operations.
In February 2019, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $1.5 billion of TJX common stock from time to time.
In February 2018, our Board of Directors approved the repurchase of an additional $3.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through May 4, 2019, TJX repurchased 33.1 million shares of common stock at a cost of $1.7 billion.

As of May 4, 2019, TJX had approximately $2.8 billion available under these previously announced stock repurchase programs.
All shares repurchased under the stock repurchase programs have been retired.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended
In thousands, except per share amounts	May 4, 2019	May 5, 2018
Basic earnings per share
Net income	$700,178	$716,381
Weighted average common shares outstanding for basic EPS	1,214,531	1,253,224
Basic earnings per share	$0.58	$0.57
Diluted earnings per share
Net income	$700,178	$716,381
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	1,214,531	1,253,224
Assumed exercise/vesting of:
Stock options and awards	18,876	15,648
Weighted average common shares outstanding for diluted EPS	1,233,407	1,268,872
Diluted earnings per share	$0.57	$0.56
Cash dividends declared per share	$0.230	$0.195
The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 6.0 million such options excluded for the thirteen weeks ended May 4, 2019. There were 17.1 million such options excluded for the thirteen weeks ended May 5, 2018.
Note E. Financial Instruments
As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. TJX seeks to minimize risk from changes in interest and foreign currency exchange rates and fuel costs through the use of derivative financial instruments when and to the extent deemed appropriate. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged.

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2019, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2020, and during the first three months of fiscal 2020, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first three months of fiscal 2021. The hedge agreements outstanding at May 4, 2019 relate to approximately 51% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2020 and approximately 45% of TJX’s estimated notional diesel requirements for the first three months of fiscal 2021. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2020 and throughout the first four months of fiscal 2021. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in TJX International (United Kingdom, Ireland, Germany, Poland, Austria, The Netherlands and Australia), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at May 4, 2019 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2020. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. During the fiscal quarter ended May 4, 2019, TJX entered into derivative contracts to hedge Polish leases that are denominated in Euros and paid in Zlotys in order to mitigate the foreign currency exposure as a result of implementing ASU No. 2016-02, Leases. TJX elected not to apply hedge accounting to these contracts.
TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt, certain intercompany dividends and intercompany interest payable. The changes in fair value of these contracts are recorded in selling, general and administrative expenses and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in selling, general and administrative expenses.
TJX periodically reviews its net investments in foreign subsidiaries. During the fiscal quarter ended May 5, 2018, TJX entered into net investment hedge contracts related to a portion of its investment in TJX Canada.

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 4, 2019:

In thousands		Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 4, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest
	zł	59,000		£12,021	0.2037	Prepaid Exp	$451	$—	$451
		€55,950		£49,560	0.8858	Prepaid Exp	2,160	—	2,160
	A$	30,000	U.S.$	21,228	0.7076	Prepaid Exp	47	—	47
	U.S.$	72,020		£55,000	0.7637	Prepaid Exp	1,261	—	1,261
Economic hedges for which hedge accounting was not elected:
Diesel contracts		Fixed on 2.4M – 3.3M gal per month		Float on 2.4M – 3.3M gal per month	N/A	(Accrued Exp)	—	(299)	(299)
Intercompany billings in TJX International, primarily merchandise related:
		€71,600		£61,777	0.8628	Prepaid Exp	1,163	—	1,163
Lease liability in TJX International:
	zł	690,366		€160,851	0.2330	(Accrued Exp)	—	(473)	(473)
Merchandise purchase commitments:
	C$	620,729	U.S.$	466,600	0.7517	Prepaid Exp / (Accrued Exp)	3,814	(633)	3,181
	C$	27,377		€18,050	0.6593	(Accrued Exp)	—	(142)	(142)
		£293,928	U.S.$	387,400	1.3180	Prepaid Exp / (Accrued Exp)	883	(2,661)	(1,778)
	A$	44,708	U.S.$	32,064	0.7172	Prepaid Exp	602	—	602
	zł	359,743		£72,401	0.2013	Prepaid Exp / (Accrued Exp)	1,430	(88)	1,342
	U.S.$	55,559		€48,467	0.8724	(Accrued Exp)	—	(977)	(977)
Total fair value of derivative financial instruments							$11,811	$(5,273)	$6,538

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 2, 2019:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 2, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	59,000		£12,021	0.2037	Prepaid Exp	$56	$—	$56
	€55,950		£49,560	0.8858	Prepaid Exp / (Accrued Exp)	126	(140)	(14)
A$	30,000	U.S.$	21,483	0.7161	(Accrued Exp)	—	(314)	(314)
U.S.$	72,020		£55,000	0.7637	Prepaid Exp	1,037	—	1,037
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 2.7M – 3.3M gal per month		Float on 2.7M– 3.3M gal per month	N/A	(Accrued Exp)	—	(3,786)	(3,786)
Intercompany billings in TJX International, primarily merchandise related:
	€46,600		£41,835	0.8977	Prepaid Exp	1,300	—	1,300
Merchandise purchase commitments:
C$	546,083	U.S.$	414,100	0.7583	Prepaid Exp / (Accrued Exp)	1,239	(4,741)	(3,502)
C$	31,455		€20,700	0.6581	(Accrued Exp)	—	(248)	(248)
	£173,624	U.S.$	230,000	1.3247	Prepaid Exp / (Accrued Exp)	3,459	(1,466)	1,993
zł	280,167		£57,586	0.2055	Prepaid Exp / (Accrued Exp)	707	(86)	621
A$	51,043	U.S.$	36,961	0.7241	Prepaid Exp / (Accrued Exp)	97	(213)	(116)
U.S.$	56,847		€49,355	0.8682	Prepaid Exp / (Accrued Exp)	115	(207)	(92)
Total fair value of derivative financial instruments						$8,136	$(11,201)	$(3,065)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 5, 2018:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 5, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest
zł	67,000		£14,035	0.2095	Prepaid Exp	$247	$—	$247
	€53,950		£47,868	0.8873	(Accrued Exp)	—	(252)	(252)
	£30,000	C$	54,038	1.8013	Prepaid Exp	1,256	—	1,256
U.S.$	77,079		£55,000	0.7136	(Accrued Exp)	—	(1,771)	(1,771)
Net Investment Hedges:
C$	1,710,000	U.S.$	1,341,426	0.7845	Prepaid Exp / (Accrued Exp)	9,808	(1,563)	8,245
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Fixed on 2.2M – 3.0M gal per month		Float on 2.2M – 3.0M gal per month	N/A	Prepaid Exp	10,249	—	10,249
Intercompany billings in TJX International, primarily merchandise related:
	€50,000		£43,340	0.8668	(Accrued Exp)	—	(1,205)	(1,205)
Merchandise purchase commitments:
C$	518,624	U.S.$	409,350	0.7893	Prepaid Exp / (Accrued Exp)	5,322	(422)	4,900
C$	25,760		€16,500	0.6405	Prepaid Exp / (Accrued Exp)	82	(360)	(278)
	£333,666	U.S.$	469,400	1.4068	Prepaid Exp / (Accrued Exp)	15,418	(594)	14,824
A$	30,728	U.S.$	23,772	0.7736	Prepaid Exp / (Accrued Exp)	602	(30)	572
zł	299,988		£62,531	0.2084	Prepaid Exp / (Accrued Exp)	560	(235)	325
U.S.$	41,644		€33,611	0.8071	Prepaid Exp / (Accrued Exp)	23	(1,243)	(1,220)
Total fair value of derivative financial instruments						$43,567	$(7,675)	$35,892

Presented below is the impact of derivative financial instruments on the Consolidated Statements of Income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
		Thirteen Weeks Ended
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	May 4, 2019	May 5, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$3,633	$(1,792)
Economic hedges for which hedge accounting was not elected:
Intercompany receivable	Selling, general and administrative expenses	3,257	—
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	3,687	4,953
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	2,151	(118)
International lease liabilities	Cost of sales, including buying and occupancy costs	(1,522)	—
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	9,789	31,457
Gain / (loss) recognized in income		$20,995	$34,500
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

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	May 4, 2019	February 2, 2019	May 5, 2018
Level 1
Assets:
Executive Savings Plan investments	$278,540	$253,215	$248,640
Level 2
Assets:
Short-term investments	$—	$—	$435,903
Foreign currency exchange contracts	11,811	8,136	33,318
Diesel fuel contracts	—	—	10,249
Liabilities:
Foreign currency exchange contracts	$4,974	$7,415	$7,675
Diesel fuel contracts	299	3,786	—
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of May 4, 2019 and February 2, 2019 approximated the carrying value of $2.2 billion. The fair value of long-term debt as of May 5, 2018 was $2.1 billion compared to a carrying value of $2.2 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	May 4, 2019	May 5, 2018
Net sales:
In the United States:
Marmaxx	$5,801,760	$5,380,918
HomeGoods	1,396,865	1,269,331
TJX Canada	847,735	853,836
TJX International	1,231,225	1,184,635
	$9,277,585	$8,688,720
Segment profit:
In the United States:
Marmaxx	$795,993	$750,456
HomeGoods	136,785	147,360
TJX Canada	97,032	125,184
TJX International	28,487	40,826
	1,058,297	1,063,826
General corporate expense	120,998	104,120
Interest expense, net	817	4,148
Income before provision for income taxes	$936,482	$955,558
Segment assets as of May 4, 2019 increased from February 2, 2019 due to inclusion of operating lease right of use assets in segment assets. As of May 4, 2019, the breakdown of the Company’s operating right of use assets by segment is $4.3 billion in Marmaxx, $1.4 billion in HomeGoods, $1.0 billion in TJX Canada and $2.1 billion in TJX International.

Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	May 4, 2019	May 5, 2018	May 4, 2019	May 5, 2018
Service cost	$11,049	$11,613	$552	$611
Interest cost	12,990	13,965	967	853
Expected return on plan assets	(18,488)	(20,962)	—	—
Recognized actuarial losses	4,509	3,114	936	821
Total expense	$10,060	$7,730	$2,455	$2,285
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
The amounts included in recognized actuarial losses in the table above have been reclassified in their entirety from AOCI to the Consolidated Statements of Income, net of related tax effects, for the periods presented.
Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of May 4, 2019, February 2, 2019 and May 5, 2018. All amounts are net of unamortized debt discounts.

In thousands	May 4, 2019	February 2, 2019	May 5, 2018
General corporate debt:
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $178 at May 4, 2019, $189 at February 2, 2019 and $223 at May 5, 2018)	$499,822	$499,811	$499,777
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $156 at May 4, 2019, $174 at February 2, 2019 and $231 at May 5, 2018)	749,844	749,826	749,769
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $5,471 at May 4, 2019, $5,657 at February 2, 2019 and $6,217 at May 5, 2018)	994,529	994,343	993,783
Debt issuance cost	(9,827)	(10,364)	(11,969)
Long-term debt	$2,234,368	$2,233,616	$2,231,360
TJX has two $500 million revolving credit facilities, one which matures in March 2022 and one which matures in May 2024. Subsequent to May 4, 2019, the Company amended the two agreements to reflect the impact of implementing the new lease accounting standard under ASC 842. For additional information about the implementation of ASC 842, see Leases within Note A— Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements. In addition, the maturity date for one of the revolving credit facilities was extended from March 2020 to May 2024.

As of May 4, 2019, the terms and covenants under the revolving credit facilities require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and will vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities require TJX to maintain a ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization and consolidated rentals (EBITDAR) of not more than 3.25 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented. As of May 4, 2019, February 2, 2019 and May 5, 2018, and during the quarters and year then ended, there were no amounts outstanding under these facilities.
As of May 4, 2019, February 2, 2019 and May 5, 2018, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of May 4, 2019, February 2, 2019 and May 5, 2018, there were no amounts outstanding on the Canadian credit line for operating expenses. As of May 4, 2019, February 2, 2019 and May 5, 2018, our European business at TJX International had one uncommitted credit line of £5 million. As of May 4, 2019, February 2, 2019 and May 5, 2018, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note J. Income Taxes
The effective income tax rate was 25.2% for the first quarter of fiscal 2020 and 25.0% for the first quarter of fiscal 2019. The increase in the effective income tax rate was primarily due to the reduction of excess tax benefit from share-based compensation and the expanded limitations on executive compensation, offset by a reduction in the impact of the foreign operations.
TJX had net unrecognized tax benefits of $237.7 million as of May 4, 2019, $233.4 million as of February 2, 2019 and $58.7 million as of May 5, 2018.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and Canada, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the Consolidated Balance Sheets for interest and penalties was $25.5 million as of May 4, 2019, $23.6 million as of February 2, 2019 and $12.5 million as of May 5, 2018.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the Consolidated Financial Statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $31 million.
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
TJX may also be contingently liable on up to eight leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote, and has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants or assignees do not fulfill their obligations, are approximately $34.1 million as of May 4, 2019. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

TJX is a party to various agreements under which it may be obligated to indemnify the other party with respect to certain losses related to matters such as title to assets sold, specified environmental matters or certain income taxes. These obligations are often limited in time and amount. There are no amounts reflected in our Consolidated Balance Sheets with respect to these contingent obligations.
Contingencies
TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes. TJX is also a defendant in a putative class action on behalf of customers relating to compare at pricing. The lawsuits are in various procedural stages and seek monetary damages, injunctive relief and attorneys’ fees. In connection with ongoing litigation, an immaterial amount has been accrued in the accompanying Consolidated Financial Statements.
Note L. Leases
TJX is committed under long-term leases related to its continuing operations for the rental of real estate and certain service contracts containing embedded leases, all of which are operating leases. Real estate leases represent virtually all of our store locations as well as some of our distribution centers and office space. Most of TJX’s leases in the U.S. and Canada are store operating leases with ten-year terms and options to extend for one or more five-year periods. Leases in Europe generally have an initial term of ten to fifteen years and leases in Australia generally have an initial lease term of primarily seven to ten years, some of which have options to extend. Many of the Company's leases have options to terminate prior to the lease expiration date. The exercise of both lease renewal and termination options is at our sole discretion and is not reasonably certain at lease commencement. The Company has deemed that major store renovations provide an economic disincentive to terminate the lease and when these renovations occur the Company reassesses the lease term to determine if the next lease option is reasonably certain of being exercised.
While the overwhelming majority of leases have fixed payment schedules, some leases have variable lease payments based on market indices adjusted periodically for inflation, or include rental payments based on a percentage of retail sales over contractual levels. In addition, for real estate leases, TJX is generally required to pay insurance, real estate taxes and other operating expenses including common area maintenance based on proportionate share of premises, and some of these costs are based on a market index, primarily in Canada. For leases with these variable payments based on a market index, the current lease payment amount is used in the calculation of the operating lease liability and corresponding operating lease assets included on the Consolidated Balance Sheets. The operating lease ROU assets also includes any lease payments made in advance of the assets use and is reduced by lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Supplemental balance sheet information related to leases as of May 4, 2019 is as follows:

May 4, 2019
Weighted-average remaining lease term (years):	7.4
Weighted-average discount rate:	3.1%

The following table is a summary of the Company’s components of net lease cost for the thirteen weeks ended May 4, 2019:

		Thirteen Weeks Ended
In thousands	Classification	May 4, 2019
Operating lease cost	Cost of sales, including buying and occupancy costs	$430,331
Variable and short term lease cost	Cost of sales, including buying and occupancy costs	281,506
Total lease cost		$711,837

Supplemental cash flow information related to leases for the thirteen weeks ended May 4, 2019 is as follows:

Thirteen Weeks Ended
In thousands	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$421,488
Lease liabilities arising from obtaining right of use assets	$453,198

The following table summarizes the maturity of lease liabilities under operating leases as of May 4, 2019:

In thousands	May 4, 2019
Fiscal year 2020 (remaining 9 months)	$1,292,888
2021	1,650,563
2022	1,499,833
2023	1,326,566
2024	1,129,183
Later years	3,138,587
Total lease payments(a)	10,037,620
Less: imputed interest(b)	1,072,846
Total lease liabilities(c)	$8,964,774

(a)
Operating lease payments exclude legally binding minimum lease payments for leases signed but not yet commenced and include options to extend lease terms that are now deemed reasonably certain of being exercised according to our Lease Accounting Policy.

(b)	Calculated using the incremental borrowing rate for each lease.

(c)	Total lease liabilities are broken out on the Consolidated Balance Sheets between Current portion of operating lease liabilities and Long-term operating lease liabilities.

The following table represents the gross minimum rental commitments under noncancelable leases, as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019:

In thousands	February 2, 2019
Fiscal year 2020	$1,676,700
2021	1,603,378
2022	1,441,444
2023	1,253,420
2024	1,042,184
Later years	2,774,845
Total lease payments	$9,791,971

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (first quarter) Ended May 4, 2019
Compared to
The Thirteen Weeks (first quarter) Ended May 5, 2018
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day. We operate nearly 4,400 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
Overview of our financial performance for the quarter ended May 4, 2019:

–
Net sales increased 7% to $9.3 billion for the first quarter of fiscal 2020 over last year’s first quarter sales of $8.7 billion. At May 4, 2019, the number of stores in operation increased 6% and selling square footage increased 4% compared to the end of the fiscal 2019 first quarter.

–
Comp sales increased 5% for the first quarter of fiscal 2020 over an increase of 3% for the comparable period last year ended May 5, 2018. Customer traffic was the primary driver of the comp sales increase and was up at all four major segments.

–	Diluted earnings per share for the first quarter of fiscal 2020 were $0.57 versus $0.56 per share in the first quarter of fiscal 2019.

–	Our pre-tax margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2020 was 10.1%, a 0.9 percentage point decrease compared with 11.0% in the first quarter of fiscal 2019.

–	Our cost of sales, including buying and occupancy costs, ratio for the first quarter of fiscal 2020 was 71.5%, a 0.4 percentage point increase compared with 71.1% in the first quarter of fiscal 2019.

–	Our selling, general and administrative (“SG&A”) expense ratio for the first quarter of fiscal 2020 was 18.3%, a 0.5 percentage point increase compared with 17.8% in the first quarter of fiscal 2019.

–
Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were up 6% on a reported basis and 7% on a constant currency basis at the end of the first quarter of fiscal 2020 as compared to a 7% increase in average per store inventories on a reported basis and a 6% increase on a constant currency basis in the first quarter of fiscal 2019.

–	During the first quarter of fiscal 2020, we returned $589 million to our shareholders through share repurchases and dividends.
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
If the U.K. does exit the EU, this would subject us to additional regulatory and compliance requirements for merchandise that flows between the U.K. and the EU. We have realigned our European division’s supply chain to reduce the volume of merchandise flowing between the U.K. and the EU and have established resources and systems to support this plan. In addition, we continue to communicate with our Associates about Brexit including by providing relevant information about additional procedures that may be required post-Brexit.

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
Net Sales
Consolidated net sales for the quarter ended May 4, 2019 totaled $9.3 billion, a 7% increase over last year’s consolidated first quarter net sales of $8.7 billion. The increase reflects a 5% increase from comp sales, a 3% increase from non-comp sales, offset by a 1% negative impact from foreign currency exchange rates. This increase compares to sales growth of 12% in the first quarter of fiscal 2019, which reflects a 6% increase from non-comp sales, a 3% increase from comp sales, and a 3% positive impact from foreign currency exchange rates.
As of May 4, 2019, our consolidated store count increased 6% and selling square footage increased 4% compared to the end of the first quarter last year.
Consolidated comp sales for the quarter ended May 4, 2019 reflects an increase in the customer traffic across all major divisions. On a consolidated basis, apparel categories outperformed home categories for the quarter ended May 4, 2019.
For the quarter ended May 4, 2019, comp sales growth in the U.S. was strongest in the Southeast, Great Lakes and the Southwest regions. Comp sales growth for our TJX International segment was above the consolidated average, whereas TJX Canada was below the consolidated average.
We define comparable store sales, or comp sales, to be sales of stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We calculate comp sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp percentage is immaterial.
We define customer traffic to be the number of transactions in stores included in the comp sales calculation and average ticket to be the average retail price of the units sold. We define average transaction or average basket to be the average dollar value of transactions included in the comp sales calculation.
Sales excluded from comp sales (“non-comp sales”) consist of sales from:

–	New stores - stores that have not yet met the comp sales criteria, which represents a substantial majority of non-comp sales

–	Stores that are closed permanently or for an extended period of time

–	Sales from our e-commerce sites, meaning sierra.com, tjmaxx.com and tkmaxx.com
We determine which stores are included in the comp sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year. Starting in fiscal 2020, Sierra stores that otherwise fit the comp store definition are included in comp stores in our Marmaxx segment.
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

The following table sets forth certain information about our consolidated operating results as a percentage of net sales for the following periods:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.5	71.1
Selling, general and administrative expenses	18.3	17.8
Interest expense, net	—	—
Income before provision for income taxes*	10.1%	11.0%

*	Figures may not foot due to rounding.
Impact of foreign currency exchange rates: Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. Two ways in which foreign currency exchange rates affect our reported results are as follows:

–
Translation of foreign operating results into U.S. dollars: In our Consolidated Financial Statements, we translate the operations of TJX Canada and TJX International from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in consolidated net sales, net income and earnings per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at approximately the same rates within a given period.

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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.5% for the first quarter of fiscal 2020, an increase of 0.4 percentage points from 71.1% for the first quarter of fiscal 2019. The increase for the quarter was driven by higher supply chain costs and a decrease in merchandise margin primarily due to higher freight costs, partially offset by the expense leverage on the strong comp sales growth.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, were 18.3% in the first quarter of fiscal 2020, an increase of 0.5 percentage points over last year’s first quarter ratio of 17.8%. The increase in SG&A was primarily due to store wage increases, an unfavorable year-over-year comparison on a gain related to a lease buyout in fiscal 2019, and incremental systems and technology costs.

Interest Expense, net
The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
In thousands	May 4, 2019	May 5, 2018
Interest expense	$15,357	$17,365
Capitalized interest	(719)	(1,648)
Interest (income)	(13,821)	(11,569)
Interest expense, net	$817	$4,148
The decrease in net interest expense for the first quarter ended May 4, 2019, compared to the same period in fiscal 2019, was driven by additional interest income, primarily due to higher return rates, and the reduction of interest expense due to the elimination of build-to-suit accounting as a result of adopting the new lease accounting standard. For additional information, see Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.
Provision for Income Taxes
The effective income tax rate was 25.2% for the first quarter of fiscal 2020 compared to 25.0% for the first quarter of fiscal 2019. The increase in the effective income tax rate was primarily due to the reduction of excess tax benefit from share-based compensation and the expanded limitations on executive compensation, offset by a reduction in the impact of the foreign operations.
Net Income and Diluted Earnings Per Share
Net income for the first quarter of fiscal 2020 was $700 million, or $0.57 per diluted share compared with $716 million, or $0.56 per diluted share for the first quarter of fiscal 2019. Foreign currency had a neutral impact on earnings per share for the first quarter of fiscal 2020 compared to a $0.01 positive impact on earnings per share for the first quarter of fiscal 2019.
Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately 3% in the first quarter of fiscal 2020.
Segment Information
We operate four main business segments. Our Marmaxx segment (T.J. Maxx, Marshalls and tjmaxx.com) and the HomeGoods segment (HomeGoods and Homesense) both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. In addition to our four main segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
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

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended
In millions	May 4, 2019	May 5, 2018
Net sales	$5,802	$5,381
Segment profit	$796	$750
Segment profit as a percentage of net sales	13.7%	13.9%
Increase in comp sales	6%	4%
Stores in operation at end of period
T.J. Maxx	1,257	1,231
Marshalls	1,102	1,073
Sierra	39	32
Total	2,398	2,336
Selling square footage at end of period (in thousands)
T.J. Maxx	27,532	27,203
Marshalls	25,460	25,114
Sierra	654	550
Total	53,646	52,867
Net sales for Marmaxx increased 8% for the first quarter as compared to the same period last year. The increase in the first quarter represents a 6% increase from comp sales and a 2% increase from non-comp sales. The increase in comp sales was primarily driven by an increase in customer traffic. Geographically, comp sales growth in the quarter were strong throughout the country. Home fashions and apparel categories both were strong and performed at the segment average for the period.
Segment profit margin decreased to 13.7% for the first quarter of fiscal 2020 compared to 13.9% for the same period last year. The decrease in segment margin for the first quarter was driven by an increase in supply chain costs and freight costs. This was largely offset by the expense leverage on the strong comp sales. Merchandise margin was slightly down due to freight costs for the first quarter of fiscal 2020 compared to the same period last year.
Our U.S. e-commerce businesses, which represent less than 3% of Marmaxx’s net sales in the first quarters of fiscal 2020 and fiscal 2019, did not have a significant impact on year-over-year segment margin comparisons for the first quarter of fiscal 2020.

HomeGoods

	Thirteen Weeks Ended
In millions	May 4, 2019	May 5, 2018
Net sales	$1,397	$1,269
Segment profit	$137	$147
Segment profit as a percentage of net sales	9.8%	11.6%
Increase in comp sales	1%	2%
Stores in operation at end of period
HomeGoods	770	690
Homesense	22	4
Total	792	694
Selling square footage at end of period (in thousands)
HomeGoods	14,152	12,850
Homesense	470	81
Total	14,622	12,931
Net sales for HomeGoods increased 10% in the first quarter compared to the same period last year. The increase in the first quarter represents a 9% increase from non-comp sales and a 1% increase from comp sales. The increase in comp sales was primarily driven by an increase in customer traffic.
Segment profit margin was 9.8% for the first quarter of fiscal 2020 compared to 11.6% for the same period last year. The decline in segment margin was primarily due to higher supply chain costs of approximately 0.7 percentage points along with the investment in store growth and expense deleverage on the 1% comp sales increase. Merchandise margin increased slightly for the first quarter of fiscal 2020 compared to the same period last year despite increased freight costs.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended
In millions	May 4, 2019	May 5, 2018
Net sales	$848	$854
Segment profit	$97	$125
Segment profit as a percentage of net sales	11.4%	14.7%
Increase in comp sales	—%	3%
Stores in operation at end of period
Winners	273	269
HomeSense	132	119
Marshalls	91	78
Total	496	466
Selling square footage at end of period (in thousands)
Winners	5,865	5,811
HomeSense	2,425	2,214
Marshalls	1,929	1,696
Total	10,219	9,721
Net sales for TJX Canada decreased 1% during the first quarter ended May 4, 2019 compared to the same period last year. The decrease in the first quarter represents a 4% increase from non-comp sales, offset by a 5% negative impact from foreign currency exchange rates.
Segment profit margin decreased to 11.4% for the first quarter of fiscal 2020 compared to 14.7% for the same period last year. The decrease in the segment margin for the first quarter reflects an unfavorable year-over-year comparison related to a lease buyout gain in the first quarter of fiscal 2019 of 1.0 percentage point. In addition, the decrease in segment margin reflects a decrease in merchandise margin of 1.0 percentage point as well as expense deleverage on the flat comp sales. The decrease in merchandise margin was driven by transactional foreign exchange as the change in currency exchange rates increased TJX Canada's cost of merchandise purchased in U.S. dollars as compared to the same period last year.

TJX International

	Thirteen Weeks Ended
In millions	May 4, 2019	May 5, 2018
Net sales	$1,231	$1,185
Segment profit	$28	$41
Segment profit as a percentage of net sales	2.3%	3.4%
Increase in comp sales	8%	1%
Stores in operation at end of period
T.K. Maxx	575	549
Homesense	72	55
T.K. Maxx Australia	48	41
Total	695	645
Selling square footage at end of period (in thousands)
T.K. Maxx	11,787	11,516
Homesense	1,074	883
T.K. Maxx Australia	885	762
Total	13,746	13,161
Net sales for TJX International increased 4% for the first quarter compared to the same period last year. The increase in the first quarter represents an 8% increase in comp sales growth, a 4% increase from non-comp sales, offset by an 8% negative impact from foreign currency exchange rates. The increase in comp sales was driven by an increase in customer traffic. E-commerce sales represent less than 3% of TJX International’s net sales in the first quarters of fiscal 2020 and fiscal 2019.
Segment profit margin decreased to 2.3% for the first quarter of fiscal 2020 compared to 3.4% for the same period last year. The decrease in segment margin for the first quarter of fiscal 2020 was driven by the year-over year mark-to-market impact of the inventory derivatives of 1.4 percentage points which more than offset expense leverage on the strong comp sales growth.
GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended
In millions	May 4, 2019	May 5, 2018
General corporate expense	$121	$104
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
General corporate expense for the first quarter increased primarily due to higher systems and technology costs and benefit related costs.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of May 4, 2019, there were no short-term bank borrowings or commercial paper outstanding.
We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I –Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are more than adequate to meet our operating needs over the next fiscal year.
As of May 4, 2019, we held $2.2 billion in cash and no short-term investments. Approximately $0.6 billion of our cash was held by our foreign subsidiaries with $0.3 billion held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. TJX provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through May 4, 2019. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.

Operating activities
Net cash provided by operating activities was $0.1 billion for the three months ended May 4, 2019 and $0.7 billion for the three months ended May 5, 2018. The cash generated from operating activities in each of these fiscal quarters was primarily due to operating earnings.
Operating cash flows for the first three months of fiscal 2020 decreased by $0.6 billion compared to the first three months of fiscal 2019. The decline in operating cash flows was driven by an increase in merchandise inventories, net of accounts payable of $0.4 billion. In addition, last year's first quarter cash flows were favorably impacted by a decrease in prepaid expenses due to costs that were prefunded in the fiscal 2018 fourth quarter.
Investing Activities
Net cash used in investing activities resulted in net cash outflows of $0.3 billion for the three months ended May 4, 2019 and $0.2 billion for the three months ended May 5, 2018. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first three months of fiscal 2020 primarily reflected property additions for new stores, store improvements and renovations as well as investments in our offices and distribution centers, including buying and merchandising systems and other information systems. Cash outflows for property additions were $0.3 billion in both the first three months of fiscal 2020 and fiscal 2019. We anticipate that capital spending for fiscal 2020 will be approximately $1.5 billion. We plan to fund these expenditures through internally generated funds.
We purchased $0.1 billion of investments in the first three months of fiscal 2019, and these cash outflows were more than offset by $0.2 billion of inflows related to investments that were sold or matured in the first three months of fiscal 2019. The fiscal 2019 investing activity primarily related to short-term investments which had initial maturities in excess of 90 days and are not classified as cash on the Consolidated Balance Sheets presented.
Financing Activities
Net cash used in financing activities resulted in net cash outflows of $0.6 billion in the first three months of fiscal 2020 and $0.5 billion for the three months ended May 5, 2018. These cash outflows were primarily driven by equity repurchases and dividend payments.
Equity
We repurchased and retired 6.7 million shares of our common stock at a cost of $0.3 billion during the first three months of fiscal 2020, on a “trade date basis.” We reflect stock repurchases in our Consolidated Financial Statements on a “settlement date” or cash basis. Under our stock repurchase programs, we paid $0.4 billion to repurchase 7.7 million shares of our stock in the first three months of fiscal 2020. These outflows were partially offset by proceeds from the exercise of employee stock options, net of shares withheld for taxes in the first three months of fiscal 2020. We paid $0.4 billion to repurchase 9.7 million shares on a settlement basis in the first three months of fiscal 2019. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
In February 2018, our Board of Directors approved the repurchase of an additional $3.0 billion of TJX common stock from time to time. In February 2019, our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $1.5 billion of TJX stock. As of May 4, 2019, approximately $2.8 billion remained available under our stock repurchase plans. We currently plan to repurchase approximately $1.75 billion to $2.25 billion of stock under our stock repurchase programs in fiscal 2020. We determine the timing and amount of repurchases based on our assessment of various factors, including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. The timing and amount of these purchases may change.
Dividends
We declared quarterly dividends on our common stock which totaled $0.23 per share in the first three months of fiscal 2020 and $0.195 per share in the first three months of fiscal 2019. Cash payments for dividends on our common stock totaled $0.2 billion for both the first three months of fiscal 2020 and fiscal 2019.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For a discussion of accounting standards, see Note A - Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 and Note A - Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: execution of buying strategy and inventory management; operational and business expansion and management of large size and scale; customer trends and preferences; various marketing efforts; competition; personnel recruitment, training and retention; labor costs and workforce challenges; data security and maintenance and development of information technology systems; economic conditions and consumer spending; corporate and retail banner reputation; quality, safety and other issues with our merchandise; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; serious disruptions or catastrophic events and adverse or unseasonable weather; expanding international operations; merchandise sourcing and transport; commodity availability and pricing; fluctuations in currency exchange rates; fluctuations in quarterly operating results and market expectations; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; outcomes of litigation, legal proceedings and other legal or regulatory matters; tax matters; disproportionate impact of disruptions in the second half of the fiscal year; real estate activities; inventory or asset loss; cash flow and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 4, 2019 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
Effective February 3, 2019, we adopted ASU 2016-02 Leases (Topic 842), and all related amendments. In conjunction with this adoption, we implemented a new financial application to facilitate the accounting and reporting required under the new lease accounting standard, which resulted in the modification of certain processes and internal controls related to leases. Other than the foregoing, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended May 4, 2019 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 2, 2019, as filed with the Securities Exchange Commission on April 3, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2020 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
February 3, 2019 through March 2, 2019	1,528,154	$49.08	1,528,154	$3,105,789,579
March 3, 2019 through April 6, 2019	2,854,379	$52.55	2,854,379	$2,955,790,604
April 7, 2019 through May 4, 2019	2,287,177	$54.65	2,287,177	$2,830,790,635
Total	6,669,710		6,669,710

(1)	Consists of shares repurchased under publicly announced stock repurchase programs.

(2)	Includes commissions for the shares repurchased under stock repurchase programs.

(3)
In February 2018, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time, under which $1.3 billion remained available as of May 4, 2019. In February 2019, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time, all of which remained available at May 4, 2019.

Item 6. Exhibits

Exhibit No.	Description
10.01	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of April 1, 2019, filed herewith*
10.02	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of April 1, 2019, filed herewith*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 31, 2019
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)