Form 10-Q
period 2019-08-03
TJX COMPANIES INC /DE/
filed 2019-08-30
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 3, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of August 3, 2019: 1,208,932,667

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$9,781,596	$9,331,115	$19,059,181	$18,019,835
Cost of sales, including buying and occupancy costs	7,026,057	6,635,815	13,663,942	12,814,054
Selling, general and administrative expenses	1,731,335	1,699,714	3,433,736	3,250,489
Interest expense, net	2,897	3,029	3,714	7,177
Income before provision for income taxes	1,021,307	992,557	1,957,789	1,948,115
Provision for income taxes	262,345	252,931	498,649	492,108
Net income	$758,962	$739,626	$1,459,140	$1,456,007
Basic earnings per share:
Net income	$0.63	$0.59	$1.20	$1.16
Weighted average common shares – basic	1,210,525	1,246,851	1,212,528	1,250,037
Diluted earnings per share:
Net income	$0.62	$0.58	$1.19	$1.15
Weighted average common shares – diluted	1,228,986	1,265,920	1,231,211	1,267,367
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	August 3, 2019	August 4, 2018
Net income	$758,962	$739,626
Additions to other comprehensive loss:
Foreign currency translation adjustments, net of related tax provision of $1,681 in fiscal 2020 and benefit of $12,519 in fiscal 2019	(83,743)	(59,733)
Gain on net investment hedges, net of related tax provision of $4,912 in fiscal 2019	—	13,495
Reclassifications from other comprehensive loss to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $1,453 in fiscal 2020 and $773 in fiscal 2019	3,992	3,162
Amortization of loss on cash flow hedge, net of related tax provisions of $76 in fiscal 2020 and $76 in fiscal 2019	208	208
Other comprehensive loss, net of tax	(79,543)	(42,868)
Total comprehensive income	$679,419	$696,758

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Net income	$1,459,140	$1,456,007
Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefit of $952 in fiscal 2020 and $13,725 in fiscal 2019	(90,904)	(182,264)
Gain on net investment hedges, net of related tax provision of $7,113 in fiscal 2019	—	19,539
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains, net of related tax provisions of $2,906 in fiscal 2020 and $2,101 in fiscal 2019	7,984	5,770
Amortization of loss on cash flow hedge, net of related tax provisions of $152 in fiscal 2020 and $153 in fiscal 2019	416	416
Other comprehensive loss, net of tax	(82,504)	(156,539)
Total comprehensive income	$1,376,636	$1,299,468
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	August 3, 2019	February 2, 2019	August 4, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,186,382	$3,030,229	$2,872,717
Accounts receivable, net	377,057	346,298	356,180
Merchandise inventories	5,087,046	4,579,033	4,498,523
Prepaid expenses and other current assets	618,119	513,662	712,552
Total current assets	8,268,604	8,469,222	8,439,972
Net property at cost	5,041,878	5,255,208	5,100,454
Non-current deferred income taxes, net	5,642	6,467	9
Operating lease right of use assets	8,944,302	—	—
Goodwill	95,938	97,552	98,114
Other assets	498,615	497,580	472,879
TOTAL ASSETS	$22,854,979	$14,326,029	$14,111,428
LIABILITIES
Current liabilities:
Accounts payable	$2,607,651	$2,644,143	$2,683,285
Accrued expenses and other current liabilities	2,601,851	2,733,076	2,414,186
Current portion of operating lease liabilities	1,353,721	—	—
Federal, state and foreign income taxes payable	37,518	154,155	40,346
Total current liabilities	6,600,741	5,531,374	5,137,817
Other long-term liabilities	776,654	1,354,242	1,289,353
Non-current deferred income taxes, net	196,985	158,191	225,073
Long-term operating lease liabilities	7,742,866	—	—
Long-term debt	2,235,121	2,233,616	2,232,112
Commitments and contingencies (See Note K)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,208,932,667; 1,217,182,508 and 1,241,533,412 respectively	1,208,933	1,217,183	1,241,533
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(712,825)	(630,321)	(598,398)
Retained earnings	4,806,504	4,461,744	4,583,938
Total shareholders’ equity	5,302,612	5,048,606	5,227,073
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,854,979	$14,326,029	$14,111,428
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net income	$1,459,140	$1,456,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	427,834	396,315
Loss on property disposals and impairment charges	3,215	8,605
Deferred income tax provision (benefit)	37,855	(18,227)
Share-based compensation	55,400	49,941
Changes in assets and liabilities:
(Increase) in accounts receivable	(35,848)	(33,180)
(Increase) in merchandise inventories	(560,386)	(385,593)
(Increase) decrease in prepaid expenses and other current assets	(240,103)	73,769
(Decrease) increase in accounts payable	(6,823)	237,690
(Decrease) in accrued expenses and other liabilities	(113,799)	(107,970)
(Decrease) in income taxes payable	(116,460)	(72,534)
Other	(10,781)	(44,158)
Net cash provided by operating activities	899,244	1,560,665
Cash flows from investing activities:
Property additions	(578,018)	(573,900)
Purchase of investments	(18,994)	(152,869)
Sales and maturities of investments	9,374	629,056
Other	7,419	26,652
Net cash (used in) investing activities	(580,219)	(71,061)
Cash flows from financing activities:
Cash payments for repurchase of common stock	(699,751)	(989,999)
Cash dividends paid	(517,448)	(440,874)
Proceeds from issuance of common stock	102,475	163,485
Cash payments of employee tax withholdings for performance based stock awards	(23,297)	(16,015)
Other	—	(2,226)
Net cash (used in) financing activities	(1,138,021)	(1,285,629)
Effect of exchange rate changes on cash	(24,851)	(89,735)
Net (decrease) increase in cash and cash equivalents	(843,847)	114,240
Cash and cash equivalents at beginning of year	3,030,229	2,758,477
Cash and cash equivalents at end of period	$2,186,382	$2,872,717
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, May 4, 2019	1,212,668	$1,212,668	$—	$(633,282)	$4,552,509	$5,131,895
Net income	—	—	—	—	758,962	758,962
Other comprehensive loss, net of tax	—	—	—	(79,543)	—	(79,543)
Cash dividends declared on common stock	—	—	—	—	(278,624)	(278,624)
Recognition of share-based compensation	—	—	29,668	—	—	29,668
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	1,952	1,952	40,759	—	—	42,711
Common stock repurchased and retired	(5,687)	(5,687)	(70,427)	—	(226,343)	(302,457)
Balance, August 3, 2019	1,208,933	$1,208,933	$—	$(712,825)	$4,806,504	$5,302,612

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, May 5, 2018	1,250,405	$1,250,405	$—	$(555,530)	$4,567,533	$5,262,408
Net income	—	—	—	—	739,626	739,626
Other comprehensive loss, net of tax	—	—	—	(42,868)	—	(42,868)
Cash dividends declared on common stock	—	—	—	—	(242,328)	(242,328)
Recognition of share-based compensation	—	—	25,912	—	—	25,912
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	3,882	3,882	76,982	—	(1,941)	78,923
Common stock repurchased and retired	(12,754)	(12,754)	(102,894)	—	(478,952)	(594,600)
Balance, August 4, 2018	1,241,533	$1,241,533	$—	$(598,398)	$4,583,938	$5,227,073
The accompanying notes are an integral part of the unaudited consolidated financial statements.

 THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, February 2, 2019	1,217,183	$1,217,183	$—	$(630,321)	$4,461,744	$5,048,606
Net income	—	—	—	—	1,459,140	1,459,140
Cumulative effect of accounting change (See Note A)	—	—	—	—	403	403
Other comprehensive loss, net of tax	—	—	—	(82,504)	—	(82,504)
Cash dividends declared on common stock	—	—	—	—	(557,860)	(557,860)
Recognition of share-based compensation	—	—	55,400	—	—	55,400
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	5,094	5,094	74,084	—	—	79,178
Common stock repurchased and retired	(13,344)	(13,344)	(129,484)	—	(556,923)	(699,751)
Balance, August 3, 2019	1,208,933	$1,208,933	$—	$(712,825)	$4,806,504	$5,302,612

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, February 3, 2018	1,256,018	$1,256,018	$—	$(441,859)	$4,334,150	$5,148,309
Net income	—	—	—	—	1,456,007	1,456,007
Cumulative effect of accounting change	—	—	—	—	58,712	58,712
Other comprehensive loss, net of tax	—	—	—	(156,539)	—	(156,539)
Cash dividends declared on common stock	—	—	—	—	(486,828)	(486,828)
Recognition of share-based compensation	—	—	49,941	—	—	49,941
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	7,967	7,967	143,486	—	(3,983)	147,470
Common stock repurchased and retired	(22,452)	(22,452)	(193,427)	—	(774,120)	(989,999)
Balance, August 4, 2018	1,241,533	$1,241,533	$—	$(598,398)	$4,583,938	$5,227,073
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In thousands	August 3, 2019	August 4, 2018
Balance, beginning of year	$450,302	$406,506
Deferred revenue	747,827	731,890
Effect of exchange rates changes on deferred revenue	(826)	(4,871)
Revenue recognized	(791,293)	(774,955)
Balance, end of period	$406,010	$358,570

TJX recognized $407.6 million in gift card revenue for the three months ended August 3, 2019 and $403.1 million for the three months ended August 4, 2018. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

Summary of Accounting Policies
Leases
We adopted ASU No. 2016-02, Leases (Topic 842), as of February 3, 2019, using the modified retrospective method under ASU 2018-11. The transition method allows entities to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented. Our reporting for comparative periods is presented in accordance with ASC 840, Leases. Adoption of the new standard resulted in the recording of right of use (“ROU”) assets and lease liabilities of approximately $9 billion, as of February 3, 2019. The Company elected the transition package of three practical expedients, which among other things, allowed us to carry forward the historical lease classification. We have elected, under Topic 842, the practical expedient to not separate non-lease components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also elected the accounting policy election to keep leases with a term of twelve months or less off the Consolidated Balance Sheets and recognizes these lease payments on a straight-line basis over the lease term.
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
See Note L—Leases of Notes to Consolidated Financial Statements for additional information.
Future Adoption of New Accounting Standards
Intangibles-Goodwill and Other-Internal-Use Software
In August 2018, the Financial Accounting Standards Board "FASB" issued guidance related to accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the Consolidated Financial Statements and requires additional disclosures. The Company plans to early adopt the standard prospectively in the third quarter of fiscal 2020 and does not anticipate a material impact of the adoption on its Consolidated Financial Statements.
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

Note B. Property at Cost
The following table presents the components of property at cost:

In thousands	August 3, 2019	February 2, 2019	August 4, 2018
Land and buildings(a)	$1,235,675	$1,457,835	$1,395,034
Leasehold costs and improvements(a)	3,410,862	3,377,045	3,263,267
Furniture, fixtures and equipment	6,096,876	5,894,239	5,619,196
Total property at cost	$10,743,413	$10,729,119	$10,277,497
Less accumulated depreciation and amortization(a)	5,701,535	5,473,911	5,177,043
Net property at cost	$5,041,878	$5,255,208	$5,100,454

(a)	See Leases in Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for impact of lease accounting changes.
Depreciation expense was $214.5 million for the three months ended August 3, 2019 and $204.2 million for the three months ended August 4, 2018. Depreciation expense was $424.2 million for the six months ended August 3, 2019 and $397.9 million for the six months ended August 4, 2018.
Note C. Accumulated Other Comprehensive Income (Loss)
Amounts included in accumulated other comprehensive loss are recorded net of taxes. The following table details the changes in accumulated other comprehensive loss for the twelve months ended February 2, 2019 and the six months ended August 3, 2019:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, February 3, 2018	$(280,051)	$(159,562)	$(2,246)	$(441,859)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $8,233)	(192,664)	—	—	(192,664)
Recognition of net gains/losses on investment hedges (net of taxes $7,113)	19,538	—	—	19,538
Recognition of net gains/losses on benefit obligations (net of taxes of $19,813)	—	(54,420)	—	(54,420)
Pension settlement charge (net of taxes of $9,641)	—	26,481	—	26,481
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $304)	—	—	847	847
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,280)	—	11,756	—	11,756
Balance, February 2, 2019	$(453,177)	$(175,745)	$(1,399)	$(630,321)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $952)	(90,904)	—	—	(90,904)
Reclassifications from other comprehensive loss to net income:
Amortization of prior service cost and deferred gains/losses (net of taxes of $2,906)	—	7,984	—	7,984
Amortization of loss on cash flow hedge (net of taxes of $152)	—	—	416	416
Balance, August 3, 2019	$(544,081)	$(167,761)	$(983)	$(712,825)

Note D. Capital Stock and Earnings Per Share
Capital Stock
In fiscal 2019, we completed a two-for-one stock split of the Company’s common stock in the form of a stock dividend. One additional share was paid for each share held by holders of record as of the close of business on October 30, 2018. The shares were distributed on November 6, 2018 and resulted in the issuance of 617 million shares of common stock. In connection with our stock split, the shareholders approved an increase in the number of authorized shares of common stock of 0.6 billion to 1.8 billion shares. As a result, the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Equity have been adjusted retroactively to reflect the two-for-one stock split. In addition, all historical per share amounts and references to common stock activity, as well as basic and diluted share amounts utilized in the calculation of earnings per share in these notes to the Consolidated Financial Statements, have been adjusted to reflect this stock split.
TJX repurchased and retired 5.6 million shares of its common stock at a cost of $300 million during the quarter ended August 3, 2019, on a “trade date” basis. During the six months ended August 3, 2019, TJX repurchased and retired 12.3 million shares of its common stock at a cost of $650 million, on a "trade date" basis. TJX reflects stock repurchases in its Consolidated Financial Statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $700 million for the six months ended August 3, 2019, and $990 million for the six months ended August 4, 2018. These expenditures were funded by cash generated from current and prior period operations.
In February 2019, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $1.5 billion of TJX common stock from time to time.
In February 2018, our Board of Directors approved the repurchase of an additional $3.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through August 3, 2019, TJX repurchased 38.7 million shares of common stock at a cost of $2.0 billion.
As of August 3, 2019, TJX had approximately $2.5 billion available under these previously announced stock repurchase programs.
All shares repurchased under the stock repurchase programs have been retired.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands, except per share amounts	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Basic earnings per share
Net income	$758,962	$739,626	$1,459,140	$1,456,007
Weighted average common shares outstanding for basic EPS	1,210,525	1,246,851	1,212,528	1,250,037
Basic earnings per share	$0.63	$0.59	$1.20	$1.16
Diluted earnings per share
Net income	$758,962	$739,626	$1,459,140	$1,456,007
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	1,210,525	1,246,851	1,212,528	1,250,037
Assumed exercise/vesting of stock options and awards	18,461	19,069	18,683	17,330
Weighted average common shares outstanding for diluted EPS	1,228,986	1,265,920	1,231,211	1,267,367
Diluted earnings per share	$0.62	$0.58	$1.19	$1.15
Cash dividends declared per share	$0.230	$0.195	$0.460	$0.390

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 5.9 million such options excluded for each of the thirteen weeks and twenty-six weeks ended August 3, 2019. There were no such options excluded for each of the thirteen weeks and twenty-six weeks ended August 4, 2018.

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
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2019, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2020, and during the first six months of fiscal 2020, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first six months of fiscal 2021. The hedge agreements outstanding at August 3, 2019 relate to approximately 50% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2020 and approximately 49% of TJX’s estimated notional diesel requirements for the first six months of fiscal 2021. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2020 and throughout the first seven months of fiscal 2021. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in TJX International (United Kingdom, Ireland, Germany, Poland, Austria, The Netherlands and Australia), TJX Canada (Canada), Marmaxx (U.S.) and HomeGoods (U.S.) in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at August 3, 2019 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2020. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate the exposure. During the six months ended August 3, 2019, TJX entered into derivative contracts to hedge Polish leases that are denominated in Euros and paid in Zlotys in order to mitigate the foreign currency exposure as a result of implementing ASU No. 2016-02, Leases. TJX elected not to apply hedge accounting to these contracts.
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
TJX periodically reviews its net investments in foreign subsidiaries. During the fiscal quarter ended May 5, 2018, TJX entered into net investment hedge contracts related to a portion of its investment in TJX Canada. During the fiscal quarter ended August 4, 2018, TJX de-designated the net investment hedge contracts. The remaining life of the foreign currency contracts provided a natural hedge to the declared cash dividend from TJX Canada. The contracts settled during the second quarter of fiscal 2019 resulting in a pre-tax gain of $27 million while designated as a net investment hedge and subsequent to de-designation, a pre-tax gain of $19 million. The $27 million gain is reflected in shareholders' equity as a component of other comprehensive income. The $19 million gain subsequent to de-designation is reflected in the income statement offsetting a foreign currency loss of $18 million on the declared dividends.

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 3, 2019:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 3, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	64,000		£13,055	0.2040	(Accrued Exp)	$—	$(585)	$(585)
	€55,950		£49,560	0.8858	(Accrued Exp)	—	(2,208)	(2,208)
A$	40,000	U.S.$	28,249	0.7062	Prepaid Exp	944	—	944
U.S.$	72,020		£55,000	0.7637	(Accrued Exp)	—	(4,785)	(4,785)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.7M – 3.3M gal per month		Float on 2.7M – 3.3M gal per month	N/A	(Accrued Exp)	—	(6,575)	(6,575)
Intercompany billings in TJX International, primarily merchandise related:
	€89,000		£80,029	0.8992	(Accrued Exp)	—	(1,687)	(1,687)
Lease liability in TJX International:
zł	330,044		€77,479	0.2348	Prepaid Exp	866	—	866
Merchandise purchase commitments:
C$	702,924	U.S.$	529,750	0.7536	Prepaid Exp / (Accrued Exp)	1,323	(4,800)	(3,477)
C$	38,119		€25,400	0.6663	(Accrued Exp)	—	(592)	(592)
	£313,490	U.S.$	403,600	1.2874	Prepaid Exp / (Accrued Exp)	20,418	(12)	20,406
A$	32,229	U.S.$	22,665	0.7032	Prepaid Exp	690	—	690
zł	418,012		£85,810	0.2053	(Accrued Exp)	—	(3,267)	(3,267)
U.S.$	3,834		£3,052	0.7960	(Accrued Exp)	—	(120)	(120)
U.S.$	79,010		€69,427	0.8787	(Accrued Exp)	—	(1,567)	(1,567)
Total fair value of derivative financial instruments						$24,241	$(26,198)	$(1,957)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 2, 2019:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 2, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	59,000		£12,021	0.2037	Prepaid Exp	$56	$—	$56
	€55,950		£49,560	0.8858	Prepaid Exp / (Accrued Exp)	126	(140)	(14)
A$	30,000	U.S.$	21,483	0.7161	(Accrued Exp)	—	(314)	(314)
U.S.$	72,020		£55,000	0.7637	Prepaid Exp	1,037	—	1,037
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.7M – 3.3M gal per month		Float on 2.7M– 3.3M gal per month	N/A	(Accrued Exp)	—	(3,786)	(3,786)
Intercompany billings in TJX International, primarily merchandise related:
	€46,600		£41,835	0.8977	Prepaid Exp	1,300	—	1,300
Merchandise purchase commitments:
C$	546,083	U.S.$	414,100	0.7583	Prepaid Exp / (Accrued Exp)	1,239	(4,741)	(3,502)
C$	31,455		€20,700	0.6581	(Accrued Exp)	—	(248)	(248)
	£173,624	U.S.$	230,000	1.3247	Prepaid Exp / (Accrued Exp)	3,459	(1,466)	1,993
zł	280,167		£57,586	0.2055	Prepaid Exp / (Accrued Exp)	707	(86)	621
A$	51,043	U.S.$	36,961	0.7241	Prepaid Exp / (Accrued Exp)	97	(213)	(116)
U.S.$	56,847		€49,355	0.8682	Prepaid Exp / (Accrued Exp)	115	(207)	(92)
Total fair value of derivative financial instruments						$8,136	$(11,201)	$(3,065)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 4, 2018:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 4, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	67,000		£14,035	0.2095	Prepaid Exp	$141	$—	$141
	€53,950		£47,868	0.8873	(Accrued Exp)	—	(518)	(518)
	£30,000	C$	54,038	1.8013	Prepaid Exp	2,484	—	2,484
U.S.$	77,079		£55,000	0.7136	(Accrued Exp)	—	(5,097)	(5,097)
A$	10,000		£5,631	0.5631	(Accrued Exp)	—	(64)	(64)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.3M – 3.0M gal per month		Float on 2.3M – 3.0M gal per month	N/A	Prepaid Exp	6,864	—	6,864
Intercompany billings in TJX International, primarily merchandise related:
	€76,000		£67,192	0.8841	(Accrued Exp)	—	(672)	(672)
Merchandise purchase commitments:
C$	621,719	U.S.$	481,300	0.7741	Prepaid Exp / (Accrued Exp)	4,913	(2,940)	1,973
C$	35,433		€23,000	0.6491	(Accrued Exp)	—	(610)	(610)
	£351,964	U.S.$	488,400	1.3876	Prepaid Exp	28,329	—	28,329
U.S.$	3,274		£2,475	0.7560	(Accrued Exp)	—	(49)	(49)
A$	33,867	U.S.$	25,327	0.7478	Prepaid Exp / (Accrued Exp)	229	(16)	213
zł	355,038		£72,479	0.2041	(Accrued Exp)	—	(1,889)	(1,889)
U.S.$	74,329		€61,929	0.8332	(Accrued Exp)	—	(2,336)	(2,336)
Total fair value of derivative financial instruments						$42,960	$(14,191)	$28,769

Presented below is the impact of derivative financial instruments on the Consolidated Statements of Income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands		August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(10,345)	$(2,418)	$(6,712)	$(4,210)
Economic hedges for which hedge accounting was not elected:
Intercompany receivable	Selling, general and administrative expenses	—	18,823	3,257	18,823
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(6,319)	1,005	(2,632)	5,958
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	(6,351)	(576)	(4,200)	(694)
International lease liabilities	Cost of sales, including buying and occupancy costs	108	—	(1,414)	—
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	17,369	21,171	27,158	52,628
Gain / (loss) recognized in income		$(5,538)	$38,005	$15,457	$72,505

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

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	August 3, 2019	February 2, 2019	August 4, 2018
Level 1
Assets:
Executive Savings Plan investments	$282,548	$253,215	$258,798
Level 2
Assets:
Foreign currency exchange contracts	24,241	8,136	36,096
Diesel fuel contracts	—	—	6,864
Liabilities:
Foreign currency exchange contracts	$19,623	$7,415	$14,191
Diesel fuel contracts	6,575	3,786	—

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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of August 3, 2019 was $2.3 billion compared to a carrying value of $2.2 billion. The fair value of long-term debt as of February 2, 2019 approximated the carrying value of $2.2 billion. The fair value of long-term debt as of August 4, 2018 was $2.1 billion compared to a carrying value of $2.2 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales:
In the United States:
Marmaxx	$6,106,697	$5,847,721	$11,908,457	$11,228,639
HomeGoods	1,424,836	1,327,346	2,821,701	2,596,677
TJX Canada	967,460	937,736	1,815,195	1,791,572
TJX International	1,282,603	1,218,312	2,513,828	2,402,947
	$9,781,596	$9,331,115	$19,059,181	$18,019,835
Segment profit:
In the United States:
Marmaxx	$855,199	$830,315	$1,651,192	$1,580,771
HomeGoods	128,942	142,090	265,727	289,450
TJX Canada	118,217	138,735	215,249	263,919
TJX International	50,459	48,691	78,946	89,517
	1,152,817	1,159,831	2,211,114	2,223,657
General corporate expense	128,613	164,245	249,611	268,365
Interest expense, net	2,897	3,029	3,714	7,177
Income before provision for income taxes	$1,021,307	$992,557	$1,957,789	$1,948,115

Segment assets as of August 3, 2019 increased from February 2, 2019 due to inclusion of operating lease right of use assets in segment assets. As of August 3, 2019, the breakdown of the Company’s operating right of use assets by segment is $4.5 billion in Marmaxx, $1.4 billion in HomeGoods, $1.0 billion in TJX Canada and $2.0 billion in TJX International.
Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Service cost	$11,049	$11,613	$552	$611
Interest cost	12,990	13,965	967	853
Expected return on plan assets	(18,488)	(20,962)	—	—
Recognized actuarial losses	4,509	3,114	936	821
Total expense	$10,060	$7,730	$2,455	$2,285

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Service cost	$22,098	$23,226	$1,104	$1,222
Interest cost	25,980	27,930	1,934	1,706
Expected return on plan assets	(36,976)	(41,924)	—	—
Recognized actuarial losses	9,018	6,228	1,872	1,642
Total expense	$20,120	$15,460	$4,910	$4,570
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

Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of August 3, 2019, February 2, 2019 and August 4, 2018. All amounts are net of unamortized debt discounts.

In thousands	August 3, 2019	February 2, 2019	August 4, 2018
General corporate debt:
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $167 at August 3, 2019, $189 at February 2, 2019 and $211 at August 4, 2018)	$499,833	$499,811	$499,789
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $137 at August 3, 2019, $174 at February 2, 2019 and $212 at August 4, 2018)	749,863	749,826	749,788
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $5,284 at August 3, 2019, $5,657 at February 2, 2019 and $6,030 at August 4, 2018)	994,716	994,343	993,970
Debt issuance cost	(9,291)	(10,364)	(11,435)
Long-term debt	$2,235,121	$2,233,616	$2,232,112

TJX has two $500 million revolving credit facilities, one which matures in March 2022 and one which matures in May 2024. During the quarter, the Company amended the two agreements to reflect the impact of implementing the new lease accounting standard under ASC 842 related to the definition of rental costs used within the debt covenant calculation. For additional information about the implementation of ASC 842, see Leases within Note A— Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements. In addition, the maturity date for one of the revolving credit facilities was extended from March 2020 to May 2024.
The terms and covenants under the revolving credit facilities require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and will vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.25 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented. As of August 3, 2019, February 2, 2019 and August 4, 2018, and during the quarters and year then ended, there were no amounts outstanding under these facilities.
As of August 3, 2019, February 2, 2019 and August 4, 2018, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of August 3, 2019, February 2, 2019 and August 4, 2018, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of August 3, 2019, February 2, 2019 and August 4, 2018, our European business at TJX International had one uncommitted credit line of £5 million. As of August 3, 2019, February 2, 2019 and August 4, 2018, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note J. Income Taxes
The effective income tax rate was 25.7% for the second quarter of fiscal 2020 and 25.5% for the second quarter of fiscal 2019. The effective income tax rate was 25.5% for the first six months of fiscal 2020 and 25.3% for the first six months of fiscal 2019. The increase in the effective income tax rate was primarily due to the reduction of excess tax benefit from share-based compensation and the expanded limitations on executive compensation, offset by a reduction in the impact of the foreign operations.
TJX had net unrecognized tax benefits of $241.6 million as of August 3, 2019, $233.4 million as of February 2, 2019 and $62.4 million as of August 4, 2018.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and Canada, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2009 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the Consolidated Balance Sheets for interest and penalties was $27.3 million as of August 3, 2019, $23.6 million as of February 2, 2019 and $13.5 million as of August 4, 2018.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the Consolidated Financial Statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $32 million.
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
TJX may also be contingently liable on up to eight leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote, and has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants or assignees do not fulfill their obligations, are approximately $32.0 million as of August 3, 2019. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.
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
Supplemental balance sheet information related to leases as of August 3, 2019 is as follows:

August 3, 2019
Weighted-average remaining lease term (years)	7.3
Weighted-average discount rate	3.0%

The following table is a summary of the Company’s components of net lease cost for the thirteen weeks and twenty-six weeks ended August 3, 2019:

		Thirteen Weeks Ended	Twenty-Six Weeks Ended
In thousands	Classification	August 3, 2019	August 3, 2019
Operating lease cost	Cost of sales, including buying and occupancy costs	$434,931	$865,262
Variable and short term lease cost	Cost of sales, including buying and occupancy costs	286,149	567,655
Total lease cost		$721,080	$1,432,917

Supplemental cash flow information related to leases for the twenty-six weeks ended August 3, 2019 is as follows:

Twenty-Six Weeks Ended
In thousands	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$846,211
Lease liabilities arising from obtaining right of use assets	$993,979

The following table summarizes the maturity of lease liabilities under operating leases as of August 3, 2019:

In thousands	August 3, 2019
Fiscal year 2020 (remaining 6 months)	$866,641
2021	1,704,141
2022	1,562,414
2023	1,399,075
2024	1,210,569
Later years	3,400,328
Total lease payments(a)	10,143,168
Less: imputed interest(b)	1,046,581
Total lease liabilities(c)	$9,096,587

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 3, 2019
Compared to
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 4, 2018
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day. We operate over 4,400 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls and tjmaxx.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
Overview of our financial performance for the quarter ended August 3, 2019:

–
Net sales increased 5% to $9.8 billion for the second quarter of fiscal 2020 over last year’s second quarter sales of $9.3 billion. As of August 3, 2019, the number of stores in operation increased 5% and selling square footage increased 4% compared to the end of the fiscal 2019 second quarter.

–
Comp sales increased 2% for the second quarter of fiscal 2020 over an increase of 6% for the comparable period last year ended August 4, 2018. Customer traffic was the primary driver of the comp sales increase and was up at all four major segments.

–	Diluted earnings per share for the second quarter of fiscal 2020 were $0.62 versus $0.58 per share in the second quarter of fiscal 2019.

–	Our pre-tax margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2020 was 10.4%, a 0.2 percentage point decrease compared with 10.6% in the second quarter of fiscal 2019.

–
Our cost of sales, including buying and occupancy costs, ratio for the second quarter of fiscal 2020 was 71.8%, a 0.7 percentage point increase compared with 71.1% in the second quarter of fiscal 2019.

–
Our selling, general and administrative (“SG&A”) expense ratio for the second quarter of fiscal 2020 was 17.7%, a 0.5 percentage point decrease compared with 18.2% in the second quarter of fiscal 2019.

–
Our average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were up 6% on a reported basis and 7% on a constant currency basis at the end of the second quarter of fiscal 2020 as compared to a 5% increase in average per store inventories on a reported basis and a 6% increase on a constant currency basis in the second quarter of fiscal 2019.

–	During the second quarter of fiscal 2020, we returned $579 million to our shareholders through share repurchases and dividends.
Impact of Brexit
The U.K’s decision to leave the European Union (“EU”), commonly referred to as “Brexit”, remains unsettled. Should the U.K. exit the EU, there are several possible outcomes each of which creates risks for TJX, especially in our European operations. Current U.K. law states that the U.K. will leave the EU on October 31, 2019 with or without a comprehensive withdrawal agreement between the U.K. and the EU, the latter commonly referred to as a "hard Brexit". Our TJX Europe management team has evaluated a range of possible outcomes, identified areas of concern and implemented strategies to help mitigate them.
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

If the U.K. does exit the EU, we would be subject to additional regulatory and compliance requirements for merchandise that flows between the U.K. and the EU. We have realigned our European division’s supply chain to reduce the volume of merchandise flowing between the U.K. and the EU and have established resources and systems to support this plan. In addition, we continue to communicate with our Associates about Brexit including providing relevant information about additional procedures that may be required post-Brexit. In the event of a hard Brexit, our European operations could be significantly impacted, particularly in the short term.
In addition to the operational impacts mentioned above, factors including changes in consumer confidence and behavior, economic conditions, interest rates, customs duties, and foreign currency exchange rates could result in a significant financial impact to our European operations, particularly in the short term with a hard Brexit.
We continue to monitor these developments. We believe the steps we have taken, and plan to take in the event of a hard Brexit, will help us mitigate the risks that we expect could result from Brexit.
Net Sales
Net sales for the quarter ended August 3, 2019 totaled $9.8 billion, a 5% increase over last year’s second quarter net sales of $9.3 billion. The increase reflects a 4% increase from non-comp sales, a 2% increase from comp sales, offset by a 1% negative impact from foreign currency exchange rates. This increase compares to sales growth of 12% in the second quarter of fiscal 2019, which reflects a 6% increase from comp sales, a 5% increase from non-comp sales, and a 1% positive impact from foreign currency exchange rates.
Net sales for the six months ended August 3, 2019 totaled $19.1 billion, a 6% increase over last year’s six-month net sales of $18.0 billion. The increase reflects a 4% increase from comp sales, a 3% increase from non-comp sales, offset by a 1% negative impact from foreign currency exchange rates. This increase compares to a sales growth of 12% for the first six months of fiscal 2019, which reflects a 5% increase from comp sales, a 5% increase from non-comp sales, and a 2% positive impact from foreign currency exchange rates.
As of August 3, 2019, our store count increased 5% and selling square footage increased 4% compared to the end of the second quarter last year.
Comp sales for both the quarter and six months ended August 3, 2019 reflect an increase in the customer traffic across all major divisions. On a consolidated basis, apparel and home fashions' performance was comparable for the quarter and apparel outperformed home fashions for the six months ended August 3, 2019.
For both the quarter and six months ended August 3, 2019, comp sales growth in the U.S. was strongest in the Southeast and Southwest regions. Comp sales growth for TJX International was above the consolidated average, whereas TJX Canada was below the consolidated average.
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
The following table sets forth certain information about our operating results as a percentage of net sales for the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.8	71.1	71.7	71.1
Selling, general and administrative expenses	17.7	18.2	18.0	18.0
Interest expense, net	—	—	—	—
Income before provision for income taxes*	10.4%	10.6%	10.3%	10.8%

*	Figures may not foot due to rounding.
Impact of foreign currency exchange rates
Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. Two ways in which foreign currency exchange rates affect our reported results are as follows:

–
Translation of foreign operating results into U.S. dollars: In our Consolidated Financial Statements, we translate the operations of TJX Canada and TJX International from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in net sales, net income and earnings per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at approximately the same rates within a given period.

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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.8% for the second quarter of fiscal 2020, an increase of 0.7 percentage points from 71.1% for the second quarter of fiscal 2019 and was 71.7% for the six months ended August 3, 2019, an increase of 0.6 percentage points from 71.1% for the six months ended August 4, 2018. The increase for both periods was driven by a decrease in merchandise margin and higher supply chain costs. The decrease in merchandise margin was driven by a lower markon, in part due to transactional foreign exchange, and higher freight costs.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, were 17.7% in the second quarter of fiscal 2020, a decrease of 0.5 percentage points over last year’s second quarter ratio of 18.2%. SG&A expenses, as a percentage of net sales, were 18.0% for the six months ended August 3, 2019 and flat to last year's ratio for the six months ended August 4, 2018. The expense ratio for both periods reflects the favorable year-over-year comparison of the corporate IT restructuring costs and contributions to TJX's charitable foundations made in fiscal 2019 and a benefit from insurance claim settlements received in the second quarter of fiscal 2020. Incremental systems and technology costs and wage increases partially offset these favorable impacts for the second quarter and fully offset them for the six months ended August 3, 2019.
Interest Expense, net
The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Interest expense	$15,350	$17,283	$30,707	$34,648
Capitalized interest	(446)	(1,328)	(1,165)	(2,976)
Interest (income)	(12,007)	(12,926)	(25,828)	(24,495)
Interest expense, net	$2,897	$3,029	$3,714	$7,177
The decrease in net interest expense for the second quarter and the six months ended August 3, 2019, compared to the same periods in fiscal 2019, was primarily driven by a reduction in interest expense due to the elimination of build-to-suit accounting as a result of adopting the new lease accounting standard. Net interest expense for the six months ended August 3, 2019 was also favorably impacted by additional interest income, primarily due to higher return rates. For additional information, see Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.
Provision for Income Taxes
The effective income tax rate was 25.7% for the second quarter of fiscal 2020 compared to 25.5% for the second quarter of fiscal 2019. The effective income tax rate was 25.5% for the six months ended August 3, 2019 compared to 25.3% for the six months ended August 4, 2018. The increase in the effective income tax rate was primarily due to the reduction of excess tax benefit from share-based compensation and the expanded limitations on executive compensation, offset by a reduction in the impact of the foreign operations.
Net Income and Diluted Earnings Per Share
Net income for the second quarter of fiscal 2020 was $759 million, or $0.62 per diluted share compared to $740 million, or $0.58 per diluted share for the second quarter of fiscal 2019. Foreign currency had a neutral impact on earnings per share for both the second quarters of fiscal 2020 and fiscal 2019.
Net income for the six months ended August 3, 2019 was $1.5 billion, or $1.19 per diluted share compared to $1.5 billion, or $1.15 per diluted share for the six months ended August 4, 2018. Foreign currency had a neutral impact on earnings per share for the first six months of fiscal 2020 compared to a $0.01 positive impact on earnings per share for the six months ended August 4, 2018.
Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately 3% in the second quarter of fiscal 2020 and 3% for the first six months of fiscal 2020    .
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
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$6,107	$5,848	$11,908	$11,229
Segment profit	$855	$830	$1,651	$1,581
Segment profit as a percentage of net sales	14.0%	14.2%	13.9%	14.1%
Increase in comp sales	2%	7%	4%	6%
Stores in operation at end of period:
T.J. Maxx			1,260	1,236
Marshalls			1,107	1,077
Sierra			39	33
Total			2,406	2,346
Selling square footage at end of period (in thousands):
T.J. Maxx			27,577	27,247
Marshalls			25,534	25,082
Sierra			654	566
Total			53,765	52,895
Net sales for Marmaxx increased 4% for the second quarter and 6% for the first six months of fiscal 2020 as compared to the same periods last year. The increase in the second quarter represents a 2% increase from comp sales and a 2% increase from non-comp sales. The six-month increase in net sales included a 4% increase from comp sales and a 2% increase from non-comp sales. The increase in comp sales was primarily driven by an increase in customer traffic. Geographically, comp sales growth for the quarter and six months ended August 3, 2019 was strongest in the Southeast and Southwest regions. Home fashions outperformed apparel and apparel performed at the segment average for the second quarter of fiscal 2020 and for the six months ended August 3, 2019.
Segment profit margin decreased to 14.0% for the second quarter of fiscal 2020 compared to 14.2% for the same period last year, and for the six months ended August 3, 2019 segment profit margin decreased to 13.9% compared to 14.1% in the same period last year. The decrease in segment margin for the second quarter and six-month period was driven by a decrease in merchandise margin (primarily higher freight costs and lower markon) and an increase in supply chain costs. These reductions in segment margin were partially offset by insurance recoveries due to the settlement of business interruption claims, primarily related to the hurricane damage in Puerto Rico, and by lower incentive compensation accruals in fiscal 2020.
Our U.S. e-commerce businesses, which represent less than 3% of Marmaxx’s net sales for the second quarter and first six months of fiscal 2020 and fiscal 2019, did not have a significant impact on year-over-year segment margin comparisons for the second quarter and six months of fiscal 2020.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$1,425	$1,327	$2,822	$2,597
Segment profit	$129	$142	$266	$289
Segment profit as a percentage of net sales	9.0%	10.7%	9.4%	11.1%
Increase in comp sales	0%	3%	0%	2%
Stores in operation at end of period:
HomeGoods			783	716
Homesense			23	8
Total			806	724
Selling square footage at end of period (in thousands):
HomeGoods			14,383	13,205
Homesense			492	160
Total			14,875	13,365
Net sales for HomeGoods increased 7% in the second quarter and 9% in the first six months of fiscal 2020 compared to the same periods last year. The increase in the second quarter represents a 7% increase from non-comp sales and flat comp sales. The six-month increase in net sales represents an increase of 9% from non-comp sales and flat comp sales. The flat comp sales for the second quarter and six months ended August 3, 2019 was the result of an increase in customer traffic offset by a decrease in the value of the average basket.
Segment profit margin decreased to 9.0% for the second quarter of fiscal 2020 compared to 10.7% for the same period last year. Segment profit margin decreased to 9.4% for the six months ended August 3, 2019 compared to 11.1% for the six months ended August 4, 2018. The decline in segment margin for the second quarter and six-month-period was primarily due to higher supply chain costs, the investment in store growth, expense deleverage on the flat comp sales and a decline in merchandise margin. Merchandise margin decreased for the second quarter and first six months of fiscal 2020 compared to the same periods last year. This decrease is a result of higher markdowns for both periods as well as increased freight costs for the first six months.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$967	$938	$1,815	$1,792
Segment profit	$118	$139	$215	$264
Segment profit as a percentage of net sales	12.2%	14.8%	11.9%	14.7%
Increase in comp sales	1%	6%	1%	5%
Stores in operation at end of period:
Winners			274	270
HomeSense			132	120
Marshalls			91	79
Total			497	469
Selling square footage at end of period (in thousands):
Winners			5,882	5,849
HomeSense			2,425	2,232
Marshalls			1,929	1,716
Total			10,236	9,797
Net sales for TJX Canada increased 3% during the second quarter ended August 3, 2019 and 1% for the six months ended August 3, 2019 compared to the same periods last year. The increase in the second quarter represents a 4% increase from non-comp sales, a 1% increase in comp sales growth, offset by a 2% negative impact from foreign currency exchange rates. The six month increase in net sales represents a 3% increase from non-comp sales, comp sales growth of 1% and currency translation which negatively impacted sales growth by 3%. The increase in comp sales for both periods was driven primarily by an increase in customer traffic partially offset by a decrease in the value of the average basket.
Segment profit margin decreased to 12.2% for the second quarter of fiscal 2020 compared to 14.8% for the same period last year. This decrease in the segment margin primarily reflects a 1.5 percentage point decline in merchandise margin, the unfavorable impact on the mark-to-market of inventory derivatives and the expense deleverage on the 1% comp sales growth. The decrease in merchandise margin was primarily driven by transactional foreign exchange as the change in currency exchange rates increased TJX Canada's cost of merchandise purchased in U.S. dollars as compared to the same period last year and higher markdowns.
Segment profit margin decreased to 11.9% for the six months ended August 3, 2019 compared to 14.7% for the six months ended August 4, 2018. This decrease in the segment margin was primarily driven by a 1.3 percentage point decrease in merchandise margin, due to the same factors impacting the quarter as described above. In addition, segment margin reflects an unfavorable year-over-year comparison related to a lease buyout gain in the first quarter of fiscal 2019 and expense deleverage on the 1% comp sales growth.

TJX International

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$1,283	$1,218	$2,514	$2,403
Segment profit	$50	$49	$79	$90
Segment profit as a percentage of net sales	3.9%	4.0%	3.1%	3.7%
Increase in comp sales	6%	4%	7%	3%
Stores in operation at end of period:
T.K. Maxx			580	552
Homesense			72	61
T.K. Maxx Australia			51	42
Total			703	655
Selling square footage at end of period (in thousands):
T.K. Maxx			11,849	11,560
Homesense			1,074	958
T.K. Maxx Australia			937	780
Total			13,860	13,298
Net sales for TJX International increased 5% for the second quarter and 5% for the six months ended August 3, 2019 compared to the same periods last year. The increase in the second quarter represents a 6% increase in comp sales growth, a 4% increase from non-comp sales, offset by a 5% negative impact from foreign currency exchange rates. The increase in the six-month period represents a 7% increase in comp sales growth, a 4% increase from non-comp sales, offset by a 6% negative impact from foreign currency exchange rates. The increase in comp sales for both periods was driven by an increase in customer traffic. E-commerce sales represent less than 3% of TJX International’s net sales for the second quarter and first six months of fiscal 2020 and fiscal 2019.
Segment profit margin decreased to 3.9% for the second quarter of fiscal 2020 compared to 4.0% for the same period last year. This decrease in segment margin reflects the unfavorable impact of transactional foreign exchange which more than offset the expense leverage on the strong comp sales.
Segment profit margin decreased to 3.1% for the six months ended August 3, 2019 compared to 3.7% for the six months ended August 4, 2018. This decrease in segment margin was driven by the year-over-year mark-to-market impact of the inventory derivatives and the unfavorable impact of transactional foreign exchange which collectively more than offset the expense leverage on the strong comp sales growth.
GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
General corporate expense	$129	$164	$250	$268
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
General corporate expense for the second quarter and six months ended August 3, 2019 decreased primarily due to the favorable year-over-year comparison from the corporate IT restructuring costs and contributions to TJX's charitable foundations made in fiscal 2019. The impact of these items was partially offset by incremental systems and technology costs for the six months ended August 3, 2019.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of August 3, 2019, there were no short-term bank borrowings or commercial paper outstanding.

We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I –Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are more than adequate to meet our operating needs over the next fiscal year.
As of August 3, 2019, we held $2.2 billion in cash and no short-term investments. Approximately $0.7 billion of our cash was held by our foreign subsidiaries with $0.3 billion held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. TJX provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through August 3, 2019. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
Operating activities
Net cash provided by operating activities was $0.9 billion for the six months ended August 3, 2019 and $1.6 billion for the six months ended August 4, 2018. The cash generated from operating activities in each of these fiscal periods was primarily due to operating earnings.
Operating cash flows for the first six months of fiscal 2020 decreased by $0.7 billion compared to the first six months of fiscal 2019. The decline in operating cash flows was driven by an increase in merchandise inventories, net of accounts payable of $0.4 billion. In addition, last year's first quarter cash flows were favorably impacted by a decrease in prepaid expenses primarily due to the prefunding of certain service contracts in the fourth quarter fiscal 2018.
Investing Activities
Net cash used in investing activities resulted in net cash outflows of $0.6 billion for the six months ended August 3, 2019 and $0.1 billion for the six months ended August 4, 2018. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first six months of fiscal 2020 primarily reflected property additions for new stores, store improvements and renovations as well as investments in our offices and distribution centers, including buying and merchandising systems and other information systems. Cash outflows for property additions were $0.6 billion for both the first six months of fiscal 2020 and fiscal 2019. We anticipate that capital spending for fiscal 2020 will be approximately $1.5 billion. We plan to fund these expenditures through internally generated funds.
We purchased $0.2 billion of investments in the first six months of fiscal 2019, and these cash outflows were more than offset by $0.6 billion of inflows related to investments that were sold or matured in the first six months of fiscal 2019. The fiscal 2019 investing activity primarily related to short-term investments which had initial maturities in excess of 90 days and are not classified as cash on the Consolidated Balance Sheets presented.
Financing Activities
Net cash used in financing activities resulted in net cash outflows of $1.1 billion in the first six months of fiscal 2020 and $1.3 billion for the six months ended August 4, 2018. These cash outflows were primarily driven by equity repurchases and dividend payments.
Equity
Under our stock repurchase programs, we paid $0.7 billion to repurchase and retire 13.3 million shares of our stock on a settlement basis in the first six months of fiscal 2020. These outflows were partially offset by proceeds from the exercise of employee stock options, net of shares withheld for taxes in the first six months of fiscal 2020. We paid $1.0 billion to repurchase and retire 22.5 million shares on a settlement basis in the first six months of fiscal 2019. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
In February 2018, our Board of Directors approved the repurchase of an additional $3.0 billion of TJX common stock from time to time. In February 2019, our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $1.5 billion of TJX stock. As of August 3, 2019, approximately $2.5 billion remained available under our stock repurchase plans. We currently plan to repurchase approximately $1.75 billion of stock under our stock repurchase programs in fiscal 2020. We determine the timing and amount of repurchases based on our assessment of various factors, including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. As such, we may adjust the timing and amount of these purchases.
Dividends
We declared quarterly dividends on our common stock which totaled $0.46 per share in the first six months of fiscal 2020 and $0.39 per share in the first six months of fiscal 2019. Cash payments for dividends on our common stock totaled $0.5 billion for the first six months of fiscal 2020 and $0.4 billion for the first six months of fiscal 2019.

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
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 3, 2019 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
Effective June 17, 2019, we implemented a new financial reporting system at TJX Canada that resulted in material changes to our processes and procedures affecting internal controls over financial reporting. Other than the foregoing, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended August 3, 2019 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2020 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
May 5, 2019 through June 1, 2019	1,715,617	$52.46	1,715,617	$2,740,790,664
June 2, 2019 through July 6, 2019	2,207,115	$52.10	2,207,115	$2,625,790,701
July 7, 2019 through August 3, 2019	1,721,389	$55.19	1,721,389	$2,530,790,717
Total	5,644,121		5,644,121

(a)	Consists of shares repurchased under publicly announced stock repurchase programs.

(b)	Includes commissions for the shares repurchased under stock repurchase programs.

(c)
In February 2018, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time, under which $1.0 billion remained available as of August 3, 2019. In February 2019, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time, all of which remained available at August 3, 2019.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 30, 2019
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)