Form 10-Q
period 2019-11-02
TJX COMPANIES INC /DE/
filed 2019-12-03
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 2, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of November 2, 2019: 1,203,183,703

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$10,451,334	$9,825,759	$29,510,515	$27,845,594
Cost of sales, including buying and occupancy costs	7,440,033	6,983,483	21,103,975	19,797,537
Selling, general and administrative expenses	1,885,923	1,756,448	5,319,659	5,006,937
Pension settlement charge	—	36,122	—	36,122
Interest expense, net	3,259	3,188	6,973	10,365
Income before provision for income taxes	1,122,119	1,046,518	3,079,908	2,994,633
Provision for income taxes	293,856	284,265	792,505	776,373
Net income	$828,263	$762,253	$2,287,403	$2,218,260
Basic earnings per share:
Net income	$0.69	$0.62	$1.89	$1.78
Weighted average common shares – basic	1,206,369	1,236,842	1,210,475	1,245,639
Diluted earnings per share:
Net income	$0.68	$0.61	$1.86	$1.75
Weighted average common shares – diluted	1,224,288	1,257,562	1,228,903	1,264,100
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	November 2, 2019	November 3, 2018
Net income	$828,263	$762,253
Additions to other comprehensive loss:
Foreign currency translation adjustments, net of related tax provisions of $241 in fiscal 2020 and $143 in fiscal 2019	70,785	(18,055)
Recognition of net gains/losses on benefit obligations, net of related tax benefit of $1,867 in fiscal year 2019 (See Note H)	—	(5,128)
Reclassifications from other comprehensive loss to net income:
Pension settlement charge, net of related tax provision of $9,641 in fiscal 2019	—	26,481
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $1,609 in fiscal 2020 and $1,109 in fiscal 2019	4,418	3,047
Amortization of loss on cash flow hedge, net of related tax provisions of $75 in fiscal 2020 and $75 in fiscal 2019	208	206
Other comprehensive income, net of tax	75,411	6,551
Total comprehensive income	$903,674	$768,804

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Net income	$2,287,403	$2,218,260
Additions to other comprehensive loss:
Foreign currency translation adjustments, net of related tax benefit of $711 in fiscal 2020 and $13,582 in fiscal 2019	(20,119)	(200,318)
Gain on net investment hedges, net of related tax provision of $7,113 in fiscal 2019	—	19,538
Recognition of net gains/losses on benefit obligations, net of related tax benefit of $1,867 in fiscal year 2019 (See Note H)	—	(5,128)
Reclassifications from other comprehensive loss to net income:
Pension settlement charge, net of related tax provision of $9,641 in fiscal 2019	—	26,481
Amortization of prior service cost and deferred gains, net of related tax provisions of $4,515 in fiscal 2020 and $3,210 in fiscal 2019	12,402	8,817
Amortization of loss on cash flow hedge, net of related tax provisions of $227 in fiscal 2020 and $228 in fiscal 2019	624	622
Other comprehensive (loss), net of tax	(7,093)	(149,988)
Total comprehensive income	$2,280,310	$2,068,272
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	November 2, 2019	February 2, 2019	November 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,060,176	$3,030,229	$2,711,767
Accounts receivable, net	442,883	346,298	419,790
Merchandise inventories	6,274,778	4,579,033	5,543,413
Prepaid expenses and other current assets	596,778	513,662	642,043
Total current assets	9,374,615	8,469,222	9,317,013
Net property at cost	5,250,971	5,255,208	5,165,875
Non-current deferred income taxes, net	5,484	6,467	—
Operating lease right of use assets	9,069,146	—	—
Goodwill	96,313	97,552	97,348
Other assets	492,175	497,580	445,006
TOTAL ASSETS	$24,288,704	$14,326,029	$15,025,242
LIABILITIES
Current liabilities:
Accounts payable	$3,447,443	$2,644,143	$3,340,596
Accrued expenses and other current liabilities	2,806,225	2,733,076	2,594,561
Current portion of operating lease liabilities	1,412,262	—	—
Federal, state and foreign income taxes payable	21,214	154,155	78,668
Total current liabilities	7,687,144	5,531,374	6,013,825
Other long-term liabilities	797,573	1,354,242	1,284,911
Non-current deferred income taxes, net	203,515	158,191	236,769
Long-term operating lease liabilities	7,822,067	—	—
Long-term debt	2,235,873	2,233,616	2,232,864
Commitments and contingencies (See Note K)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,203,183,703; 1,217,182,508 and 1,233,145,248 respectively	1,203,184	1,217,183	1,233,145
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(637,414)	(630,321)	(591,847)
Retained earnings	4,976,762	4,461,744	4,615,575
Total shareholders’ equity	5,542,532	5,048,606	5,256,873
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,288,704	$14,326,029	$15,025,242
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net income	$2,287,403	$2,218,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	647,389	601,227
Loss on property disposals and impairment charges	6,253	14,574
Pension settlement charge	—	36,122
Deferred income tax provision (benefit)	42,120	(15,630)
Share-based compensation	86,590	77,353
Changes in assets and liabilities:
(Increase) in accounts receivable	(99,476)	(97,891)
(Increase) in merchandise inventories	(1,701,704)	(1,442,577)
(Increase) decrease in prepaid expenses and other current assets	(231,968)	124,788
Increase in accounts payable	805,766	902,502
Increase in accrued expenses and other liabilities	133,651	97,696
(Decrease) in income taxes payable	(131,499)	(33,292)
Other	29,003	(5,375)
Net cash provided by operating activities	1,873,528	2,477,757
Cash flows from investing activities:
Property additions	(992,712)	(872,963)
Purchase of investments	(24,052)	(157,198)
Sales and maturities of investments	11,590	634,288
Other	7,419	26,653
Net cash (used in) investing activities	(997,755)	(369,220)
Cash flows from financing activities:
Cash payments for repurchase of common stock	(1,190,390)	(1,591,392)
Cash dividends paid	(795,092)	(682,322)
Proceeds from issuance of common stock	175,285	239,608
Cash payments of employee tax withholdings for performance based stock awards	(23,297)	(16,014)
Other	—	(5,409)
Net cash (used in) financing activities	(1,833,494)	(2,055,529)
Effect of exchange rate changes on cash	(12,332)	(99,718)
Net (decrease) in cash and cash equivalents	(970,053)	(46,710)
Cash and cash equivalents at beginning of year	3,030,229	2,758,477
Cash and cash equivalents at end of period	$2,060,176	$2,711,767
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, August 3, 2019	1,208,933	$1,208,933	$—	$(712,825)	$4,806,504	$5,302,612
Net income	—	—	—	—	828,263	828,263
Other comprehensive income, net of tax	—	—	—	75,411	—	75,411
Cash dividends declared on common stock	—	—	—	—	(277,115)	(277,115)
Recognition of share-based compensation	—	—	31,190	—	—	31,190
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	3,075	3,075	69,735	—	—	72,810
Common stock repurchased and retired	(8,824)	(8,824)	(100,925)	—	(380,890)	(490,639)
Balance, November 2, 2019	1,203,184	$1,203,184	$—	$(637,414)	$4,976,762	$5,542,532

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, August 4, 2018	1,241,533	$1,241,533	$—	$(598,398)	$4,583,938	$5,227,073
Net income	—	—	—	—	762,253	762,253
Other comprehensive income, net of tax	—	—	—	6,551	—	6,551
Cash dividends declared on common stock	—	—	—	—	(241,147)	(241,147)
Recognition of share-based compensation	—	—	27,412	—	—	27,412
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	3,063	3,063	74,593	—	(1,532)	76,124
Common stock repurchased and retired	(11,451)	(11,451)	(102,005)	—	(487,937)	(601,393)
Balance, November 3, 2018	1,233,145	$1,233,145	$—	$(591,847)	$4,615,575	$5,256,873
The accompanying notes are an integral part of the unaudited consolidated financial statements.

 THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, February 2, 2019	1,217,183	$1,217,183	$—	$(630,321)	$4,461,744	$5,048,606
Net income	—	—	—	—	2,287,403	2,287,403
Cumulative effect of accounting change (See Note A)	—	—	—	—	403	403
Other comprehensive loss, net of tax	—	—	—	(7,093)	—	(7,093)
Cash dividends declared on common stock	—	—	—	—	(834,975)	(834,975)
Recognition of share-based compensation	—	—	86,590	—	—	86,590
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	8,169	8,169	143,819	—	—	151,988
Common stock repurchased and retired	(22,168)	(22,168)	(230,409)	—	(937,813)	(1,190,390)
Balance, November 2, 2019	1,203,184	$1,203,184	$—	$(637,414)	$4,976,762	$5,542,532

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, February 3, 2018	1,256,018	$1,256,018	$—	$(441,859)	$4,334,150	$5,148,309
Net income	—	—	—	—	2,218,260	2,218,260
Cumulative effect of accounting change	—	—	—	—	58,712	58,712
Other comprehensive loss, net of tax	—	—	—	(149,988)	—	(149,988)
Cash dividends declared on common stock	—	—	—	—	(727,975)	(727,975)
Recognition of share-based compensation	—	—	77,353	—	—	77,353
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	11,030	11,030	218,079	—	(5,515)	223,594
Common stock repurchased and retired	(33,903)	(33,903)	(295,432)	—	(1,262,057)	(1,591,392)
Balance, November 3, 2018	1,233,145	$1,233,145	$—	$(591,847)	$4,615,575	$5,256,873
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In thousands	November 2, 2019	November 3, 2018
Balance, beginning of year	$450,302	$406,506
Deferred revenue	1,104,694	1,096,333
Effect of exchange rates changes on deferred revenue	(636)	(6,561)
Revenue recognized	(1,149,613)	(1,138,507)
Balance, end of period	$404,747	$357,771
TJX recognized $358.3 million in gift card revenue for the three months ended November 2, 2019 and $363.6 million for the three months ended November 3, 2018. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

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
(a)Represents prepaid rent reclassified to operating lease right of use assets and current portion of operating lease liabilities.
(b)Represents impact of reclassifying initial direct costs to operating lease right of use assets.
(c)Represents capitalization of operating lease right of use assets and reclassification of lease acquisition costs, straight-line rent, prepaid rent and tenant incentives.
(d)Represents recognition of current and long-term operating lease liabilities.
(e)Represents reclassification of straight-line rent to operating lease right of use assets.
(f)Represents de-recognition of assets and liabilities related to non-TJX owned properties under previously existing build-to-suit accounting rules.
(g)Represents impairment at transition on operating lease right of use assets.
See Note L—Leases of Notes to Consolidated Financial Statements for additional information.
Recently Adopted Accounting Standards
Leases
See Leases in this Note A for the impact upon adoption.
Intangibles-Goodwill and Other-Internal-Use Software
In August 2018, the Financial Accounting Standards Board issued guidance related to accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the Consolidated Financial Statements and requires additional disclosures. The Company early adopted the standard prospectively in the third quarter of fiscal 2020. The standard did not have a material impact on our Consolidated Financial Statements.
Subsequent Events
Investment in Familia
On November 18, 2019, the Company, through a wholly owned subsidiary, completed an investment of $225 million for a 25% ownership stake in privately held Familia, an established, off-price apparel and home fashions retailer with more than 275 stores throughout Russia. The Company's investment represents a non-controlling, minority position. As part of this investment, TJX has the right to appoint one member to the Board of Directors of Familia.
The investment will be accounted for under the equity method of accounting from the date of investment forward. TJX will report its share of Familia’s results on a one-quarter lag as their results are not expected to be available in time to be recorded in the concurrent period.

Note B. Property at Cost
The following table presents the components of property at cost:

In thousands	November 2, 2019	February 2, 2019	November 3, 2018
Land and buildings(a)	$1,384,809	$1,457,835	$1,423,528
Leasehold costs and improvements(a)	3,506,784	3,377,045	3,318,857
Furniture, fixtures and equipment	6,236,535	5,894,239	5,728,827
Total property at cost	$11,128,128	$10,729,119	$10,471,212
Less accumulated depreciation and amortization(a)	5,877,157	5,473,911	5,305,337
Net property at cost	$5,250,971	$5,255,208	$5,165,875
(a)See Leases in Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for impact of lease accounting changes.
Depreciation expense was $216.3 million for the three months ended November 2, 2019 and $203.6 million for the three months ended November 3, 2018. Depreciation expense was $640.5 million for the nine months ended November 2, 2019 and $601.5 million for the nine months ended November 3, 2018.
Note C. Accumulated Other Comprehensive Income (Loss)
Amounts included in accumulated other comprehensive loss are recorded net of taxes. The following table details the changes in accumulated other comprehensive loss for the twelve months ended February 2, 2019 and the nine months ended November 2, 2019:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive Income (Loss)
Balance, February 3, 2018	$(280,051)	$(159,562)	$(2,246)	$(441,859)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $8,233)	(192,664)	—	—	(192,664)
Recognition of net gains/losses on net investment hedges (net of taxes $7,113)	19,538	—	—	19,538
Recognition of net gains/losses on benefit obligations (net of taxes of $19,813)	—	(54,420)	—	(54,420)
Pension settlement charge (net of taxes of $9,641)	—	26,481	—	26,481
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $304)	—	—	847	847
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,280)	—	11,756	—	11,756
Balance, February 2, 2019	$(453,177)	$(175,745)	$(1,399)	$(630,321)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $711)	(20,119)	—	—	(20,119)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $227)	—	—	624	624
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,515)	—	12,402	—	12,402
Balance, November 2, 2019	$(473,296)	$(163,343)	$(775)	$(637,414)

Note D. Capital Stock and Earnings Per Share
Capital Stock
In fiscal 2019, we completed a two-for-one stock split of the Company’s common stock in the form of a stock dividend. One additional share was paid for each share held by holders of record as of the close of business on October 30, 2018. The shares were distributed on November 6, 2018 and resulted in the issuance of 617 million shares of common stock. In connection with our stock split, the shareholders approved an increase in the number of authorized shares of common stock of 0.6 billion to 1.8 billion shares. Certain balances within the Consolidated Statements of Shareholders' Equity have been adjusted retroactively to reflect the two-for-one stock split.
TJX repurchased and retired 9.0 million shares of its common stock at a cost of $500 million during the quarter ended November 2, 2019, on a “trade date” basis. During the nine months ended November 2, 2019, TJX repurchased and retired 21.3 million shares of its common stock at a cost of $1.15 billion, on a "trade date" basis. TJX reflects stock repurchases in its Consolidated Financial Statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.2 billion for the nine months ended November 2, 2019, and $1.6 billion for the nine months ended November 3, 2018. These expenditures were funded by cash generated from current and prior period operations.
In February 2019, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $1.5 billion of TJX common stock from time to time.
In February 2018, our Board of Directors approved the repurchase of an additional $3.0 billion of TJX common stock from time to time. Under this program, on a “trade date” basis through November 2, 2019, TJX repurchased 47.7 million shares of common stock at a cost of $2.5 billion.
As of November 2, 2019, TJX had approximately $2.0 billion available under these previously announced stock repurchase programs.
All shares repurchased under the stock repurchase programs have been retired.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”) for net income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands, except per share amounts	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Basic earnings per share
Net income	$828,263	$762,253	$2,287,403	$2,218,260
Weighted average common shares outstanding for basic EPS	1,206,369	1,236,842	1,210,475	1,245,639
Basic earnings per share	$0.69	$0.62	$1.89	$1.78
Diluted earnings per share
Net income	$828,263	$762,253	$2,287,403	$2,218,260
Shares for basic and diluted earnings per share calculations:
Weighted average common shares outstanding for basic EPS	1,206,369	1,236,842	1,210,475	1,245,639
Assumed exercise/vesting of stock options and awards	17,919	20,720	18,428	18,461
Weighted average common shares outstanding for diluted EPS	1,224,288	1,257,562	1,228,903	1,264,100
Diluted earnings per share	$0.68	$0.61	$1.86	$1.75
Cash dividends declared per share	$0.230	$0.195	$0.690	$0.585
The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 12.0 million such options excluded for each of the thirteen weeks and thirty-nine weeks ended November 2, 2019. There were 6.1 million such options excluded for each of the thirteen weeks and thirty-nine weeks ended November 3, 2018.

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
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2019, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2020, and during the first nine months of fiscal 2020, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first nine months of fiscal 2021. The hedge agreements outstanding at November 2, 2019 relate to approximately 48% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2020 and approximately 49% of TJX’s estimated notional diesel requirements for the first nine months of fiscal 2021. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2020 and throughout the first ten months of fiscal 2021. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. These contracts typically have a term of twelve months or less. The contracts outstanding at November 2, 2019 cover a portion of such actual and anticipated merchandise purchases throughout the remainder of fiscal 2020. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate the exposure. During the first six months of fiscal 2020, TJX had entered into derivative contracts to hedge Polish leases that are denominated in Euros and paid in Zlotys in order to mitigate the foreign currency exposure as a result of implementing ASU No. 2016-02, Leases. TJX had elected not to apply hedge accounting to these contracts. During the third quarter of fiscal 2020 TJX discontinued these hedges.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at November 2, 2019:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at November 2, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	64,000		£13,144	0.2054	Prepaid Exp	$246	$—	$246
	€46,450		£41,712	0.8980	Prepaid Exp	1,919	—	1,919
A$	50,000	U.S.$	34,370	0.6874	(Accrued Exp)	—	(303)	(303)
U.S.$	72,020		£55,000	0.7637	(Accrued Exp)	—	(757)	(757)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.7M – 3.3M gal per month		Float on 2.7M – 3.3M gal per month	N/A	(Accrued Exp)	—	(3,878)	(3,878)
Intercompany billings in TJX International, primarily merchandise related:
	€86,800		£76,837	0.8852	Prepaid Exp	2,411	—	2,411
Merchandise purchase commitments:
C$	642,859	U.S.$	487,300	0.7580	Prepaid Exp / (Accrued Exp)	808	(2,960)	(2,152)
C$	31,863		€21,600	0.6779	Prepaid Exp / (Accrued Exp)	36	(111)	(75)
	£308,166	U.S.$	386,700	1.2548	Prepaid Exp / (Accrued Exp)	373	(14,122)	(13,749)
A$	42,054	U.S.$	28,767	0.6840	Prepaid Exp / (Accrued Exp)	46	(414)	(368)
zł	369,290		£76,343	0.2067	Prepaid Exp / (Accrued Exp)	2,192	(148)	2,044
U.S.$	2,254		£1,761	0.7813	Prepaid Exp	23	—	23
U.S.$	69,558		€61,875	0.8895	Prepaid Exp / (Accrued Exp)	304	(614)	(310)
Total fair value of derivative financial instruments						$8,358	$(23,307)	$(14,949)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 2, 2019:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 2, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	59,000		£12,021	0.2037	Prepaid Exp	$56	$—	$56
	€55,950		£49,560	0.8858	Prepaid Exp / (Accrued Exp)	126	(140)	(14)
A$	30,000	U.S.$	21,483	0.7161	(Accrued Exp)	—	(314)	(314)
U.S.$	72,020		£55,000	0.7637	Prepaid Exp	1,037	—	1,037
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.7M – 3.3M gal per month		Float on 2.7M– 3.3M gal per month	N/A	(Accrued Exp)	—	(3,786)	(3,786)
Intercompany billings in TJX International, primarily merchandise related:
	€46,600		£41,835	0.8977	Prepaid Exp	1,300	—	1,300
Merchandise purchase commitments:
C$	546,083	U.S.$	414,100	0.7583	Prepaid Exp / (Accrued Exp)	1,239	(4,741)	(3,502)
C$	31,455		€20,700	0.6581	(Accrued Exp)	—	(248)	(248)
	£173,624	U.S.$	230,000	1.3247	Prepaid Exp / (Accrued Exp)	3,459	(1,466)	1,993
zł	280,167		£57,586	0.2055	Prepaid Exp / (Accrued Exp)	707	(86)	621
A$	51,043	U.S.$	36,961	0.7241	Prepaid Exp / (Accrued Exp)	97	(213)	(116)
U.S.$	56,847		€49,355	0.8682	Prepaid Exp / (Accrued Exp)	115	(207)	(92)
Total fair value of derivative financial instruments						$8,136	$(11,201)	$(3,065)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at November 3, 2018:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at November 3, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	62,000		£12,983	0.2094	Prepaid Exp	$475	$—	$475
	€48,950		£43,612	0.8909	Prepaid Exp	626	—	626
U.S.$	77,079		£55,000	0.7136	(Accrued Exp)	—	(5,545)	(5,545)
A$	30,000	U.S.$	21,207	0.7069	(Accrued Exp)	—	(429)	(429)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 1.3M – 3.0M gal per month		Float on 1.3M – 3.0M gal per month	N/A	Prepaid Exp	4,965	—	4,965
Intercompany billings in TJX International, primarily merchandise related:
	€82,000		£71,853	0.8763	(Accrued Exp)	—	(231)	(231)
Merchandise purchase commitments:
C$	582,670	U.S.$	447,800	0.7685	Prepaid Exp / (Accrued Exp)	3,216	(543)	2,673
C$	29,614		€19,500	0.6585	Prepaid Exp / (Accrued Exp)	4	(342)	(338)
	£271,690	U.S.$	369,500	1.3600	Prepaid Exp / (Accrued Exp)	15,585	(132)	15,453
U.S.$	2,692		£2,067	0.7678	Prepaid Exp / (Accrued Exp)	15	(28)	(13)
A$	45,132	U.S.$	32,962	0.7303	Prepaid Exp / (Accrued Exp)	441	(21)	420
zł	289,208		£59,158	0.2046	Prepaid Exp / (Accrued Exp)	744	(373)	371
U.S.$	67,459		€57,065	0.8459	(Accrued Exp)	—	(2,235)	(2,235)
Total fair value of derivative financial instruments						$26,071	$(9,879)	$16,192

Presented below is the impact of derivative financial instruments on the Consolidated Statements of Income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands		November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$7,238	$672	$526	$(3,538)
Economic hedges for which hedge accounting was not elected:
Intercompany receivable	Selling, general and administrative expenses	—	—	3,257	18,823
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	529	1,572	(2,103)	7,530
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	5,144	1,718	944	1,024
International lease liabilities	Cost of sales, including buying and occupancy costs	301	—	(1,113)	—
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(18,622)	8,463	8,536	61,091
Gain / (loss) recognized in income		$(5,410)	$12,425	$10,047	$84,930

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	November 2, 2019	February 2, 2019	November 3, 2018
Level 1
Assets:
Executive Savings Plan investments	$289,496	$253,215	$245,856
Level 2
Assets:
Foreign currency exchange contracts	8,358	8,136	21,106
Diesel fuel contracts	—	—	4,965
Liabilities:
Foreign currency exchange contracts	$19,429	$7,415	$9,879
Diesel fuel contracts	3,878	3,786	—

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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of November 2, 2019 was $2.3 billion compared to a carrying value of $2.2 billion. The fair value of long-term debt as of February 2, 2019 approximated the carrying value of $2.2 billion. The fair value of long-term debt as of November 3, 2018 was $2.1 billion compared to a carrying value of $2.2 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Note G. Segment Information
TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and the HomeGoods segment (HomeGoods and Homesense) both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. In addition to our four main business segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales:
In the United States:
Marmaxx	$6,353,987	$5,973,476	$18,262,444	$17,202,115
HomeGoods	1,582,411	1,463,892	4,404,112	4,060,569
TJX Canada	1,081,522	1,036,884	2,896,717	2,828,456
TJX International	1,433,414	1,351,507	3,947,242	3,754,454
Total net sales	$10,451,334	$9,825,759	$29,510,515	$27,845,594
Segment profit:
In the United States:
Marmaxx	$820,430	$762,911	$2,471,622	$2,343,682
HomeGoods	173,212	166,090	438,939	455,540
TJX Canada	170,264	182,170	385,513	446,089
TJX International	99,397	102,432	178,343	191,949
Total segment profit	1,263,303	1,213,603	3,474,417	3,437,260
General corporate expense	137,925	127,775	387,536	396,140
Pension settlement charge	—	36,122	—	36,122
Interest expense, net	3,259	3,188	6,973	10,365
Income before provision for income taxes	$1,122,119	$1,046,518	$3,079,908	$2,994,633

Segment assets as of November 2, 2019 increased from February 2, 2019 due to inclusion of operating lease right of use assets in segment assets. As of November 2, 2019, the breakdown of the Company’s operating right of use assets by segment is $4.3 billion in Marmaxx, $1.6 billion in HomeGoods, $1.1 billion in TJX Canada and $2.1 billion in TJX International.
Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Service cost	$11,415	$10,781	$440	$572
Interest cost	13,149	12,837	871	994
Expected return on plan assets	(18,630)	(17,468)	—	—
Amortization of net actuarial loss and prior service cost	5,556	3,241	471	914
Expense related to current period	$11,490	$9,391	$1,782	$2,480
Pension settlement charge	—	36,122	—	—
Total expense	$11,490	$45,513	$1,782	$2,480

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
In thousands	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Service cost	$33,513	$34,007	$1,544	$1,794
Interest cost	39,129	40,767	2,805	2,700
Expected return on plan assets	(55,606)	(59,392)	—	—
Amortization of net actuarial loss and prior service cost	14,574	9,469	2,343	2,556
Expense related to current period	$31,610	$24,851	$6,692	$7,050
Pension settlement charge	—	36,122	—	—
Total expense	$31,610	$60,973	$6,692	$7,050
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
The amounts included in recognized actuarial losses in the table above have been reclassified in their entirety from accumulated other comprehensive income to the Consolidated Statements of Income, net of related tax effects, for the periods presented.
During the third quarter of fiscal 2019, TJX annuitized and transferred current pension obligations for certain U.S. retirees and beneficiaries under the funded plan through the purchase of a group annuity contract with an insurance company. TJX transferred $207.4 million of pension plan assets to the insurance company, thereby reducing its pension benefit obligations. The transaction had no cash impact on TJX but did result in a non-cash pre-tax pension settlement charge of $36.1 million, which is reported separately on the consolidated statements of income. As a result of the annuity purchase the Company re-measured the funded status of its pension plan as of September 30, 2018. The assumptions for pension expense for fiscal 2019 includes a discount rate of 4.00% through the measurement date and 4.40% thereafter. The expected rate of return on plan assets is 6.00% through the measurement date and 6.00% thereafter. The discount rate for determining the obligation at the measurement date was 4.40%.

Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of November 2, 2019, February 2, 2019 and November 3, 2018. All amounts are net of unamortized debt discounts.

In thousands	November 2, 2019	February 2, 2019	November 3, 2018
General corporate debt:
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $156 at November 2, 2019, $189 at February 2, 2019 and $200 at November 3, 2018)	$499,844	$499,811	$499,800
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $119 at November 2, 2019, $174 at February 2, 2019 and $194 at November 3, 2018)	749,881	749,826	749,806
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $5,097 at November 2, 2019, $5,657 at February 2, 2019 and $5,844 at November 3, 2018)	994,903	994,343	994,156
Debt issuance cost	(8,755)	(10,364)	(10,898)
Long-term debt	$2,235,873	$2,233,616	$2,232,864
TJX has two $500 million revolving credit facilities, one which matures in March 2022 and one which matures in May 2024. During fiscal 2020, the Company amended the two agreements to reflect the impact of implementing the new lease accounting standard under ASC 842 related to the definition of rental costs used within the debt covenant calculation. For additional information about the implementation of ASC 842, see Leases within Note A— Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements. In addition, the maturity date for one of the revolving credit facilities was extended from March 2020 to May 2024.
The terms and covenants under the revolving credit facilities require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and will vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.25 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented. As of November 2, 2019, February 2, 2019 and November 3, 2018, and during the quarters and year then ended, there were no amounts outstanding under these facilities.
As of November 2, 2019, February 2, 2019 and November 3, 2018, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of November 2, 2019, February 2, 2019 and November 3, 2018, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of November 2, 2019, February 2, 2019 and November 3, 2018, our European business at TJX International had one uncommitted credit line of £5 million. As of November 2, 2019, February 2, 2019 and November 3, 2018, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note J. Income Taxes
The effective income tax rate was 26.2% for the third quarter of fiscal 2020 and 27.2% for the third quarter of fiscal 2019. The effective income tax rate was 25.7% for the first nine months of fiscal 2020 and 25.9% for the first nine months of fiscal 2019. The decrease in the effective income tax rate was primarily due to the reduced impact of foreign operations and jurisdictional mix of income.
TJX had net unrecognized tax benefits of $245.8 million as of November 2, 2019, $233.4 million as of February 2, 2019 and $65.3 million as of November 3, 2018.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the Consolidated Balance Sheets for interest and penalties was $29.3 million as of November 2, 2019, $23.6 million as of February 2, 2019 and $13.8 million as of November 3, 2018.

Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the Consolidated Financial Statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $33 million.
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
TJX may also be contingently liable on up to eight leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote, and has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants or assignees do not fulfill their obligations, are approximately $30.0 million as of November 2, 2019. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.
TJX is a party to various agreements under which it may be obligated to indemnify the other party with respect to certain losses related to matters including title to assets sold, specified environmental matters or certain income taxes. These obligations are often limited in time and amount. There are no amounts reflected in our Consolidated Balance Sheets with respect to these contingent obligations.
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
Note L. Leases
TJX is committed under long-term leases related to its continuing operations for the rental of real estate and certain service contracts containing embedded leases, all of which are operating leases. Real estate leases represent virtually all of our store locations as well as some of our distribution centers and office space. Most of TJX’s leases in the U.S. and Canada are store operating leases with ten-year terms and options to extend for one or more five-year periods. Leases in Europe generally have an initial term of ten to fifteen years and leases in Australia generally have an initial lease term of primarily seven to ten years, some of which have options to extend. Many of the Company's leases have options to terminate prior to the lease expiration date. The exercise of both lease renewal and termination options is at our sole discretion and is not reasonably certain at lease commencement. The Company has deemed that major store renovations provide an economic disincentive that makes the renewal of the next lease option to be reasonably certain of being exercised when these renovations occur.

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
Supplemental balance sheet information related to leases as of November 2, 2019 is as follows:

November 2, 2019
Weighted-average remaining lease term (years)	7.2
Weighted-average discount rate	2.8%

The following table is a summary of the Company’s components of net lease cost for the thirteen weeks and thirty-nine weeks ended November 2, 2019:

		Thirteen Weeks Ended	Thirty-Nine Weeks Ended
In thousands	Classification	November 2, 2019	November 2, 2019
Operating lease cost	Cost of sales, including buying and occupancy costs	$438,974	$1,304,236
Variable and short term lease cost	Cost of sales, including buying and occupancy costs	323,560	891,215
Total lease cost		$762,534	$2,195,451

Supplemental cash flow information related to leases for the thirty-nine weeks ended November 2, 2019 is as follows:

Thirty-Nine Weeks Ended
In thousands	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,274,861
Lease liabilities arising from obtaining right of use assets	$1,416,591

The following table summarizes the maturity of lease liabilities under operating leases as of November 2, 2019:

In thousands	November 2, 2019
Fiscal year 2020 (remaining 3 months)	$445,889
2021	1,760,767
2022	1,620,004
2023	1,456,469
2024	1,267,972
Later years	3,662,833
Total lease payments(a)	10,213,934
Less: imputed interest(b)	979,605
Total lease liabilities(c)	$9,234,329
(a)Operating lease payments exclude legally binding minimum lease payments for leases signed but not yet commenced and include options to extend lease terms that are now deemed reasonably certain of being exercised according to our Lease Accounting Policy.
(b)Calculated using the incremental borrowing rate for each lease.
(c)Total lease liabilities are broken out on the Consolidated Balance Sheets between Current portion of operating lease liabilities and Long-term operating lease liabilities.

The following table represents the gross minimum rental commitments under noncancelable leases, as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019:

In thousands	February 2, 2019
Fiscal year 2020	$1,676,700
2021	1,603,378
2022	1,441,444
2023	1,253,420
2024	1,042,184
Later years	2,774,845
Total lease payments	$9,791,971

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended November 2, 2019
Compared to
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended November 3, 2018

OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day. We operate over 4,500 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
Overview of our financial performance for the quarter ended November 2, 2019:
–Net sales increased 6% to $10.5 billion for the third quarter of fiscal 2020 over last year’s third quarter sales of $9.8 billion. As of November 2, 2019, the number of stores in operation increased 5% and selling square footage increased 4% compared to the end of the fiscal 2019 third quarter.
–Comp sales increased 4% for the third quarter of fiscal 2020 over an increase of 7% for the comparable period ended November 3, 2018. Customer traffic was the primary driver of the comp sales increase at all four major segments.
–Diluted earnings per share for the third quarter of fiscal 2020 were $0.68 versus $0.61 in the third quarter of fiscal 2019.
–Pre-tax margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2020 was 10.7%, flat compared with 10.7% in the third quarter of fiscal 2019.
–Cost of sales, including buying and occupancy costs, ratio for the third quarter of fiscal 2020 was 71.2%, a 0.1 percentage point increase compared with 71.1% in the third quarter of fiscal 2019.
–Selling, general and administrative (“SG&A”) expense ratio for the third quarter of fiscal 2020 was 18.0%, a 0.1 percentage point increase compared with 17.9% in the third quarter of fiscal 2019.
–Average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were up 9% on a reported basis and constant currency basis at the end of the third quarter of fiscal 2020 as compared to a 9% increase in average per store inventories on a reported basis and a 10% increase on a constant currency basis in the third quarter of fiscal 2019.
–During the third quarter of fiscal 2020, we returned $778 million to our shareholders through share repurchases and dividends.
Investment in Familia
On November 18, 2019, the Company, through a wholly owned subsidiary, completed an investment of $225 million for a 25% ownership stake in privately held Familia, an established, off-price apparel and home fashions retailer with more than 275 stores throughout Russia. The Company's investment represents a non-controlling, minority position. As part of this investment, TJX has the right to appoint one member to the Board of Directors of Familia.
The investment will be accounted for under the equity method of accounting from the date of investment forward. TJX will report its share of Familia’s results on a one-quarter lag as their results are not expected to be available in time to be recorded in the concurrent period.
Impact of Brexit
The U.K’s decision to leave the European Union (“EU”), commonly referred to as “Brexit”, remains unsettled. Should the U.K. exit the EU, there are several possible outcomes each of which creates risks for TJX, especially in our European operations. Current U.K. law states that the U.K. will leave the EU on January 31, 2020 with or without a comprehensive withdrawal agreement between the U.K. and the EU, the latter commonly referred to as a "hard Brexit". Our TJX Europe management team has evaluated a range of possible outcomes, identified areas of concern and implemented strategies to help mitigate them.

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
We continue to monitor these developments. We believe the steps we have taken, and plan to take in the event of a hard Brexit, will help us mitigate the risks that we expect could result from Brexit that could impact our ability to continue to trade effectively in a variety of circumstances.
Tariffs
To date, the current U.S. Administration has imposed, and continues to propose additional tariffs on imports from China. We continue to monitor the developments very closely and have started to see margin pressure based on the tariffs currently in place on the goods sourced directly from China. The impact on vendor and competitor pricing, consumer demand, potential tariff pass-throughs and the fluctuation of the Chinese currency is uncertain.
Net Sales
Net sales for the quarter ended November 2, 2019 totaled $10.5 billion, a 6% increase over last year’s third quarter net sales of $9.8 billion. The increase reflects a 4% increase from comp sales and a 3% increase from non-comp sales, offset by a 1% negative impact from foreign currency exchange rates. This increase compares to sales growth of 12% in the third quarter of fiscal 2019, which reflects a 7% increase from comp sales and a 6% increase from non-comp sales, offset by a 1% negative impact from foreign currency exchange rates.
Net sales for the nine months ended November 2, 2019 totaled $29.5 billion, a 6% increase over last year’s nine-month net sales of $27.8 billion. The increase reflects a 4% increase from comp sales and a 3% increase from non-comp sales, offset by a 1% negative impact from foreign currency exchange rates. This increase compares to a sales growth of 12% for the first nine months of fiscal 2019, which reflects a 6% increase from comp sales, a 5% increase from non-comp sales and a 1% positive impact from foreign currency exchange rates.
As of November 2, 2019, our store count increased 5% and selling square footage increased 4% compared to the end of the third quarter last year.
Comp sales for both the quarter and nine months ended November 2, 2019 reflect an increase in customer traffic across all major segments. On a consolidated basis, apparel and home fashions' performance was comparable for the quarter and apparel outperformed home fashions for the nine months ended November 2, 2019.
For both the quarter and nine months ended November 2, 2019, comp sales growth in the U.S. was strongest in the Southeast and Southwest regions. Comp sales growth for TJX International was above the consolidated average and TJX Canada was below the consolidated average.
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

Sales excluded from comp sales (“non-comp sales”) consist of sales from:
–New stores - stores that have not yet met the comp sales criteria, which represents a substantial majority of non-comp sales
–Stores that are closed permanently or for an extended period of time
–Sales from our e-commerce sites, meaning sierra.com, tjmaxx.com, marshalls.com and tkmaxx.com
We determine which stores are included in the comp sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year. Starting in fiscal 2020, Sierra stores that otherwise fit the comp store definition are included in comp stores in our Marmaxx segment.
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
The following table sets forth certain information about our operating results as a percentage of net sales for the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.2	71.1	71.5	71.1
Selling, general and administrative expenses	18.0	17.9	18.0	18.0
Pension settlement charge	—	0.4	—	0.1
Interest expense, net	—	—	—	—
Income before provision for income taxes*	10.7%	10.7%	10.4%	10.8%
*Figures may not foot due to rounding.
Impact of foreign currency exchange rates
Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. Two ways in which foreign currency exchange rates affect our reported results are as follows:
–Translation of foreign operating results into U.S. dollars: In our Consolidated Financial Statements, we translate the operations of TJX Canada and TJX International from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in net sales, net income and earnings per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at approximately the same rates within a given period.
–Inventory-related derivatives: We routinely enter into inventory-related hedging instruments to mitigate the impact on earnings of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Canada and TJX International. As we have not elected “hedge accounting” for these instruments, as defined by U.S. generally accepted accounting principles (“GAAP”), we record a mark-to-market gain or loss on the derivative instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is received and paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these derivatives does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.

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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.2% for the third quarter of fiscal 2020, an increase of 0.1 percentage points from 71.1% for the third quarter of fiscal 2019. Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.5% for the nine months ended November 2, 2019, an increase of 0.4 percentage points from 71.1% for the nine months ended November 3, 2018. The increase for the third quarter and for the nine-month period was driven by higher supply chain costs and a decrease in merchandise margin, partially offset by the expense leverage on the strong comp sales growth. Merchandise margin reflects increased freight costs and tariff pressures offset by favorable markon.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, were 18.0% in the third quarter of fiscal 2020, an increase of 0.1 percentage points over last year’s third quarter ratio of 17.9%. The increase for the third quarter was primarily driven by wage increases and contributions to The TJX Foundation.
SG&A expenses, as a percentage of net sales, were 18.0% for the nine months ended November 2, 2019 and flat to last year's ratio for the nine months ended November 3, 2018. The expense ratio reflects the favorable year-over-year comparison of the corporate IT restructuring costs and a benefit from insurance claim settlements received in the second quarter of fiscal 2020. Incremental systems and technology costs and wage increases offset these favorable impacts.
Pension settlement charge
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
Interest Expense, net
The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Interest expense	$15,348	$17,248	$46,055	$51,896
Capitalized interest	(466)	(752)	(1,631)	(3,728)
Interest (income)	(11,623)	(13,308)	(37,451)	(37,803)
Interest expense, net	$3,259	$3,188	$6,973	$10,365
Net interest expense was essentially flat for the third quarter of fiscal 2020 compared to the same period in fiscal 2019. Net interest expense decreased for the nine months ended November 2, 2019, compared to the same period in fiscal 2019, primarily driven by a reduction in interest expense due to the elimination of build-to-suit accounting as a result of adopting the new lease accounting standard. For additional information, see Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.
Provision for Income Taxes
The effective income tax rate was 26.2% for the third quarter of fiscal 2020 compared to 27.2% for the third quarter of fiscal 2019. The effective income tax rate was 25.7% for the nine months ended November 2, 2019 compared to 25.9% for the nine months ended November 3, 2018. The decrease in the effective income tax rate was primarily due to the reduced impact of foreign operations and jurisdictional mix of income.

Net Income and Diluted Earnings Per Share
Net income for the third quarter of fiscal 2020 was $828 million, or $0.68 per diluted share compared to $762 million, or $0.61 per diluted share for the third quarter of fiscal 2019. The pension settlement charge had a $0.02 negative impact on earnings per share for the third quarter of fiscal 2019. Foreign currency had a $0.01 negative impact on earnings per share for the third quarter of fiscal 2020 and a neutral impact on earnings per share for the third quarter of fiscal 2019.
Net income for the nine months ended November 2, 2019 was $2.3 billion, or $1.86 per diluted share compared to $2.2 billion, or $1.75 per diluted share for the nine months ended November 3, 2018. The third quarter pension settlement charge had a $0.02 negative impact on earnings per share in the first nine months of fiscal 2019. Foreign currency had a $0.01 negative impact on earnings per share for the first nine months of fiscal 2020 compared to a $0.01 positive impact on earnings per share for the nine months ended November 3, 2018.
Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, benefited our earnings per share growth by approximately 3% in the third quarter of fiscal 2020 and 3% for the first nine months of fiscal 2020.
Segment Information
We operate four main business segments. Our Marmaxx segment (T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and the HomeGoods segment (HomeGoods and Homesense) both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. In addition to our four main segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
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
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$6,354	$5,973	$18,262	$17,202
Segment profit	$820	$763	$2,472	$2,344
Segment profit as a percentage of net sales	12.9%	12.8%	13.5%	13.6%
Increase in comp sales	4%	9%	4%	7%
Stores in operation at end of period:
T.J. Maxx			1,271	1,247
Marshalls			1,125	1,091
Sierra			46	35
Total			2,442	2,373
Selling square footage at end of period (in thousands):
T.J. Maxx			27,728	27,396
Marshalls			25,820	25,291
Sierra			775	598
Total			54,323	53,285
Net sales for Marmaxx increased 6% for both the third quarter and the first nine months of fiscal 2020 as compared to the same periods last year. The increase for both the third quarter and nine-month period represents a 4% increase from comp sales and a 2% increase from non-comp sales. The increase in comp sales was primarily driven by an increase in customer traffic. Geographically, comp sales growth for the quarter and nine months ended November 2, 2019 was strongest in the Southeast and Southwest regions. Home fashions outperformed apparel for the third quarter of fiscal 2020 and for the nine months ended November 2, 2019.
Segment profit margin increased to 12.9% for the third quarter of fiscal 2020 compared to 12.8% for the same period last year. The increase in segment margin for the third quarter was driven by store expense savings, lower incentive compensation accruals in fiscal 2020 and expense leverage on the strong comp sales which more than offset the higher supply chain costs. Merchandise margin was flat to the prior year as increased freight costs and tariff pressures were offset by favorable markon and reduced markdowns.
Segment profit margin decreased to 13.5% for the nine months ended November 2, 2019 compared to 13.6% for the same period last year. The decrease in segment margin for the nine-month period was driven by higher supply chain costs and a decline in merchandise margin. These items were partially offset by lower incentive compensation accruals in fiscal 2020, expense leverage on the strong comp sales and insurance recoveries due to the settlement of business interruption claims, primarily related to the hurricane damage in Puerto Rico. The decline in merchandise margin was due to increased freight costs and tariff pressures which was largely offset by favorable markon and reduced markdowns.
During the third quarter of fiscal 2020, Marmaxx made online shopping available at www.marshalls.com, its new e-commerce website. Our U.S. e-commerce businesses, which represent less than 3% of Marmaxx’s net sales for the third quarter and first nine months of fiscal 2020 and fiscal 2019, did not have a significant impact on year-over-year segment margin comparisons for the third quarter and first nine months of fiscal 2020.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$1,582	$1,464	$4,404	$4,061
Segment profit	$173	$166	$439	$456
Segment profit as a percentage of net sales	10.9%	11.3%	10.0%	11.2%
Increase in comp sales	1%	7%	—%	4%
Stores in operation at end of period:
HomeGoods			807	745
Homesense			32	16
Total			839	761
Selling square footage at end of period (in thousands):
HomeGoods			14,792	13,702
Homesense			685	343
Total			15,477	14,045
Net sales for HomeGoods increased 8% in the third quarter and 8% in the first nine months of fiscal 2020 compared to the same periods last year. The increase in the third quarter represents a 7% increase from non-comp sales and 1% comp sales. The nine-month increase in net sales represents an increase of 8% from non-comp sales and flat comp sales. The 1% comp sales increase for the third quarter was the result of an increase in customer traffic, partially offset by a decrease in the value of the average basket.
Segment profit margin decreased to 10.9% for the third quarter of fiscal 2020 compared to 11.3% for the same period last year. The decline in segment margin for the third quarter was primarily due to the expense deleverage on the comp sales and the investment in store growth, partially offset by an increase in merchandise margin. The increase in merchandise margin was due to strong markon and lower markdowns which more than offset freight costs and tariff pressures.
Segment profit margin decreased to 10.0% for the nine months ended November 2, 2019 compared to 11.2% for the nine months ended November 3, 2018. The decline in segment margin for the nine-month period was primarily due to expense deleverage on the comp sales, the investment in store growth and higher supply chain costs.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$1,082	$1,037	$2,897	$2,828
Segment profit	$170	$182	$386	$446
Segment profit as a percentage of net sales	15.7%	17.6%	13.3%	15.8%
Increase in comp sales	2%	5%	1%	5%
Stores in operation at end of period:
Winners			279	271
HomeSense			136	125
Marshalls			97	88
Total			512	484
Selling square footage at end of period (in thousands):
Winners			5,986	5,863
HomeSense			2,490	2,325
Marshalls			2,043	1,885
Total			10,519	10,073
Net sales for TJX Canada increased 4% during the third quarter ended November 2, 2019 and 2% for the nine months ended November 2, 2019 compared to the same periods last year. The increase in the third quarter represents a 4% increase from non-comp sales and a 2% increase in comp sales growth, offset by a 2% negative impact from foreign currency exchange rates. The nine-month increase in net sales represents a 4% increase from non-comp sales and a 1% increase from comp sales growth, offset by a 3% negative impact from foreign currency exchange rates. The increase in comp sales for both periods was driven by an increase in customer traffic partially offset by a decrease in the value of the average basket.
Segment profit margin decreased to 15.7% for the third quarter of fiscal 2020 compared to 17.6% for the same period last year. Currency exchange losses, higher supply chain costs and an increase in store payroll, due to wage increases, collectively reduced segment margin by 0.8 percentage points. In addition a decrease in merchandise margin, primarily due to higher freight costs, and expense deleverage on the 2% comp sales growth, negatively impacted the fiscal 2020 segment margin as compared to last year. The higher cost of merchandise denominated in U.S. dollars put pressure on the third quarter merchandise margin and was largely offset by favorable markon.
Segment profit margin decreased to 13.3% for the nine months ended November 2, 2019 compared to 15.8% for the nine months ended November 3, 2018. Merchandise margin decreased by 0.9 percentage points primarily due to the impact of transactional foreign exchange on the cost of merchandise. Currency exchange losses, higher supply chain costs and an increase in store payroll collectively reduced segment margin by 0.7 percentage points. In addition, segment margin reflects an unfavorable year-over-year comparison related to a lease buyout gain in the first quarter of fiscal 2019 and expense deleverage on the 1% comp sales growth.

TJX International

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$1,433	$1,352	$3,947	$3,754
Segment profit	$99	$102	$178	$192
Segment profit as a percentage of net sales	6.9%	7.6%	4.5%	5.1%
Increase in comp sales	6%	3%	7%	3%
Stores in operation at end of period:
T.K. Maxx			594	566
Homesense			78	68
T.K. Maxx Australia			54	44
Total			726	678
Selling square footage at end of period (in thousands):
T.K. Maxx			11,999	11,675
Homesense			1,149	1,037
T.K. Maxx Australia			990	814
Total			14,138	13,526
Net sales for TJX International increased 6% for the third quarter and 5% for the nine months ended November 2, 2019 compared to the same periods last year. The increase in the third quarter represents a 6% increase in comp sales growth and a 5% increase from non-comp sales, offset by a 5% negative impact from foreign currency exchange rates. The increase in the nine-month period represents a 7% increase in comp sales growth and a 4% increase from non-comp sales, offset by a 6% negative impact from foreign currency exchange rates. The increase in comp sales for both periods was driven by an increase in customer traffic. E-commerce sales represent approximately 3% of TJX International’s net sales for the third quarter and first nine months of fiscal 2020 and fiscal 2019.
Segment profit margin decreased to 6.9% for the third quarter of fiscal 2020 compared to 7.6% for the same period last year. This decrease in segment margin was driven by higher incentive compensation accruals in fiscal 2020, a decline in merchandise margin and the year-over-year mark-to-market impact of the inventory derivatives, offset by the favorable impact of currency exchange gains and expense leverage on the strong 6% comp sales growth. The decline in merchandise margin is primarily due to the impact of transactional foreign exchange on the cost of merchandise.

Segment profit margin decreased to 4.5% for the nine months ended November 2, 2019 compared to 5.1% for the nine months ended November 3, 2018. This decrease in segment margin was driven by the year-over-year mark-to-market impact of the inventory derivatives, higher incentive compensation accruals in fiscal 2020 and a decline in merchandise margin offset by the expense leverage on the strong 7% comp sales growth. The decline in merchandise margin is due to the same factors impacting the quarter as described above.
GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
General corporate expense	$138	$128	$388	$396
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
General corporate expense for the third quarter of fiscal 2020 increased primarily due to contributions to The TJX Foundation made during the quarter.
General corporate expense decreased for the nine months ended November 2, 2019 primarily due to the favorable year-over-year comparison from the corporate IT restructuring costs made in fiscal 2019. The impact of this item was partially offset by incremental systems and technology costs for the nine months ended November 2, 2019.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of November 2, 2019, there were no short-term bank borrowings or commercial paper outstanding.
We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I –Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are more than adequate to meet our operating needs over the next fiscal year.
As of November 2, 2019, we held $2.1 billion in cash and no short-term investments. Approximately $0.8 billion of our cash was held by our foreign subsidiaries with $0.4 billion held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. TJX provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through November 2, 2019. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
Operating activities
Net cash provided by operating activities was $1.9 billion for the nine months ended November 2, 2019 and $2.5 billion for the nine months ended November 3, 2018. The cash generated from operating activities in each of these fiscal periods was primarily due to operating earnings.
Operating cash flows for the first nine months of fiscal 2020 decreased by $0.6 billion compared to the first nine months of fiscal 2019. The decrease in operating cash flows was driven by an increase in merchandise inventories, net of accounts payable of $0.4 billion. In addition, last year's first quarter cash flows were favorably impacted by a decrease in prepaid expenses primarily due to the prefunding of certain service contracts in the fourth quarter fiscal 2018.
Investing Activities
Net cash used in investing activities resulted in net cash outflows of $1.0 billion for the nine months ended November 2, 2019 and $0.4 billion for the nine months ended November 3, 2018. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first nine months of fiscal 2020 primarily reflected property additions for new stores, store improvements and renovations as well as investments in our offices and distribution centers, including buying and merchandising systems and other information systems. Cash outflows for property additions were $1.0 billion for the first nine months of fiscal 2020 and $0.9 billion for the first nine months of fiscal 2019. We anticipate that capital spending for fiscal 2020 will be approximately $1.3 billion. We plan to fund these expenditures through internally generated funds.
We purchased $0.2 billion of investments in the first nine months of fiscal 2019, and these cash outflows were more than offset by $0.6 billion of inflows related to investments that were sold or matured in the first nine months of fiscal 2019. The fiscal 2019 investing activity primarily related to short-term investments which had initial maturities in excess of 90 days and are not classified as cash on the Consolidated Balance Sheets presented.
On November 18, 2019, the Company invested $0.2 billion in Familia, an established off-price apparel and home fashion retail chain in Russia.
Financing Activities
Net cash used in financing activities resulted in net cash outflows of $1.8 billion in the first nine months of fiscal 2020 and $2.1 billion for the nine months ended November 3, 2018. These cash outflows were primarily driven by equity repurchases and dividend payments.
Equity
Under our stock repurchase programs, we paid $1.2 billion to repurchase and retire 22.2 million shares of our stock on a settlement basis in the first nine months of fiscal 2020. These outflows were partially offset by proceeds from the exercise of employee stock options, net of shares withheld for taxes in the first nine months of fiscal 2020. We paid $1.6 billion to repurchase and retire 33.9 million shares on a settlement basis in the first nine months of fiscal 2019. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.

In February 2018, our Board of Directors approved the repurchase of an additional $3.0 billion of TJX common stock from time to time. In February 2019, our Board of Directors approved an additional repurchase program authorizing the repurchase of up to an additional $1.5 billion of TJX stock from time to time. As of November 2, 2019, approximately $2.0 billion remained available under our stock repurchase plans. We currently plan to repurchase approximately $1.5 billion to $1.75 billion of stock under our stock repurchase programs in fiscal 2020. We determine the timing and amount of repurchases based on our assessment of various factors, including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements and other factors. As such, we may adjust the timing and amount of these purchases.
Dividends
We declared quarterly dividends on our common stock which totaled $0.69 per share in the first nine months of fiscal 2020 and $0.585 per share in the first nine months of fiscal 2019. Cash payments for dividends on our common stock totaled $0.8 billion for the first nine months of fiscal 2020 and $0.7 billion for the first nine months of fiscal 2019.
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
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 2, 2019 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended November 2, 2019 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2020 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
August 4, 2019 through August 31, 2019	2,117,192	$51.96	2,117,192	$2,420,790,719
September 1, 2019 through October 5, 2019	3,774,392	$55.64	3,774,392	$2,210,793,271
October 6, 2019 through November 2, 2019	3,080,188	$58.44	3,080,188	$2,030,794,287
Total	8,971,772		8,971,772
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2018, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time, under which $0.5 billion remained available as of November 2, 2019. In February 2019, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time, all of which remained available at November 2, 2019.
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
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: December 3, 2019
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)