Form 10-K
period 2020-02-01
TJX COMPANIES INC /DE/
filed 2020-03-27
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2020
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

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐.
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on August 3, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $63.3 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 1,197,698,188 shares of the registrant’s common stock, $1.00 par value, outstanding as of February 29, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on June 9, 2020 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2019 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2019 Annual Report to Shareholders under our letter to shareholders and our performance graphs. Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words indicative of the future such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These “forward-looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.
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

The TJX Companies, Inc.

PART I
ITEM 1. Business
BUSINESS OVERVIEW
The TJX Companies, Inc. (together with its subsidiaries, “TJX”, the “Company”, “we”, or “our”) is the leading off-price apparel and home fashions retailer in the United States and worldwide. We have over 4,500 stores that offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day.
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
In this report, fiscal 2020 means the fiscal year ended February 1, 2020; fiscal 2019 means the fiscal year ended February 2, 2019 and fiscal 2018 means the fiscal year ended February 3, 2018. Fiscal 2021 means the fiscal year ending January 30, 2021. Unless otherwise indicated, all store information in this Item 1 is as of February 1, 2020, and references to store square footage are to gross square feet.
Our Businesses
We operate our business in four main segments: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX International.
MARMAXX
Our T.J. Maxx and Marshalls chains in the United States (“Marmaxx”) are collectively the largest off-price retailer in the United States with a total of 2,403 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, decorative accessories and giftware) and other merchandise. We primarily differentiate T.J. Maxx and Marshalls through different product assortment, including an expanded assortment of fine jewelry and accessories and a high-end designer section called The Runway at T.J. Maxx and a full line of footwear, a broader men’s offering and a juniors’ department called The Cube at Marshalls, as well as varying in-store initiatives. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains. Marmaxx currently operates two e-commerce websites, tjmaxx.com, launched in 2013 and marshalls.com launched in 2019.
HOMEGOODS
Our HomeGoods segment, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 809 stores, HomeGoods offers an eclectic assortment of home fashions, including furniture, rugs, lighting, soft home, decorative accessories, tabletop and cookware as well as expanded pet, kids and gourmet food departments. In 2017, we launched Homesense in the U.S. Our 32 Homesense stores complement HomeGoods, offering a differentiated mix and expanded departments, such as large furniture, ceiling lighting and rugs, as well as different departments, such as a general store and an entertaining marketplace.
TJX CANADA
Our TJX Canada segment operates the Winners, HomeSense and Marshalls chains in Canada. Acquired in 1990, Winners is the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 279 stores across Canada is comparable to T.J. Maxx, with select stores offering fine jewelry, and The Runway, a designer section. We opened our HomeSense chain in 2001, bringing the home fashions off-price concept to Canada. HomeSense has 137 stores with a merchandise mix of home fashions similar to HomeGoods in the U.S. We brought Marshalls to Canada in 2011 and operate 97 Marshalls stores in Canada. As with Marshalls in the U.S., our Canadian Marshalls stores offer an expanded footwear department and The Cube juniors’ department, differentiating them from Winners stores.

TJX INTERNATIONAL
Our TJX International segment operates the T.K. Maxx and Homesense chains in Europe and the T.K. Maxx chain in Australia. Launched in 1994, T.K. Maxx introduced off-price retail to Europe and remains Europe’s only major brick-and-mortar off-price retailer of apparel and home fashions. With 594 stores, T.K. Maxx operates in the U.K., Ireland, Germany, Poland, Austria and the Netherlands. Through its stores and its e-commerce website for the U.K., tkmaxx.com, T.K. Maxx offers a merchandise mix similar to T.J. Maxx. We brought the off-price home fashions concept to Europe, opening Homesense in the U.K. in 2008 and in Ireland in 2017. Its 78 stores offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada. We acquired Trade Secret in Australia in 2015 and re-branded it under the T.K. Maxx name during 2017. The merchandise offering at T.K. Maxx in Australia's 54 stores is comparable to T.J. Maxx.
In addition to our four main segments, we operate Sierra, acquired in 2012 and rebranded from Sierra Trading Post in 2018. Sierra is an off-price retailer of brand name and quality outdoor gear, family apparel and footwear, sporting goods and home fashions. Sierra operates sierra.com and 46 retail stores in the U.S. The results of Sierra are included in our Marmaxx segment.
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
Opportunistic Buying
As an off-price retailer, our buying practices, which we refer to as opportunistic buying, differentiate us from traditional retailers. Our overall global buying strategy is to acquire merchandise on an ongoing basis that will enable us to offer a desirable and rapidly changing mix of branded, designer and other quality merchandise in our stores at prices below regular prices for comparable merchandise at full-price retailers, including department, specialty, and major online retailers. We seek out and select merchandise from the broad range of opportunities in the market to achieve this end. Our global buying organization, which numbers over 1,100 Associates and has offices across 4 continents in 12 countries, executes this opportunistic buying strategy, buying merchandise from more than 100 countries in a variety of ways, depending on market conditions and other factors.
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

Manufacturers, retailers and other vendors make up our expansive universe of more than 21,000 vendors, which provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue as we continue to grow. We believe a number of factors provide us excellent access on an ongoing basis to leading branded merchandise and make us an attractive channel for many vendors in the market. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we typically pay promptly; we generally do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges; and we have an excellent credit rating.
Inventory Management
We offer our customers a rapidly changing selection of merchandise to create a treasure hunt experience in our stores and to spur frequent customer visits. To achieve this, we seek to turn the inventory in our stores rapidly, regularly offering fresh selections of apparel and home fashions at excellent values. Our specialized inventory planning, purchasing, monitoring and markdown systems, coupled with distribution center storage, processing, handling and shipping systems, enable us to tailor the merchandise in our stores to local preferences and demographics, achieve rapid in-store inventory turnover on a vast array of products and generally sell through most merchandise within the period we planned. We make pricing and markdown decisions and store inventory replenishment determinations centrally, using information provided by specialized computer systems designed to move inventory through our stores in a timely and disciplined manner. We invest in our supply chain with the goal of continuing to operate with low inventory levels, to ship more efficiently and quickly, and to more precisely and effectively allocate merchandise to each store.
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
Customer Service/Shopping Experience
Our general practice is to renovate and upgrade our stores across our retail banners to enhance our customers’ shopping experience and help drive sales. Although we offer a self-service format, we train our store Associates to provide friendly and helpful customer service and seek to staff our stores to deliver a positive shopping experience. We typically offer customer-friendly return policies. We accept a variety of payment methods including cash, credit cards and debit cards. We also offer TJX-branded credit cards in the U.S. through a bank, but do not own the customer receivables.
Distribution
We operate distribution centers encompassing approximately 19 million square feet in six countries. These centers are generally large, and built to suit our specific, off-price business model, with a combination of automated systems and manual processes to manage the variety of merchandise we acquire. We ship substantially all of our merchandise to our stores through a network of distribution centers and warehouses as well as shipping centers operated by third parties.

Store Growth
Expansion of our business through the addition of new stores continues to be an important part of our global growth strategy. The following table provides store growth information for our four major segments for the two most recently completed fiscal years, as well as our estimates of the long-term store growth potential of these segments in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year End		Estimated Store Growth Potential
		Fiscal 2019	Fiscal 2020
Marmaxx:
T.J. Maxx	27,000	1,252	1,273
Marshalls	29,000	1,091	1,130
Total Marmaxx		2,343	2,403	3,000
HomeGoods:
HomeGoods	23,000	749	809
Homesense	27,000	16	32
Total HomeGoods		765	841	1,400
TJX Canada:
Winners	27,000	271	279
HomeSense	23,000	125	137
Marshalls	27,000	88	97
Total TJX Canada		484	513	600
TJX International:
T.K. Maxx (Europe)	28,000	567	594
Homesense (Europe)	19,000	68	78
T.K. Maxx (Australia)	22,000	44	54
Total TJX International		679	726	1,100	(a)
TJX Total(b)		4,306	4,529	6,100
(a)Reflects store growth potential for T.K. Maxx in current geographies and for Homesense in the United Kingdom and Ireland.
(b)Includes 35 Sierra stores in fiscal 2019, and 46 Sierra stores for fiscal 2020. Sierra stores are not included in estimated store growth potential.
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
Employees
As of February 1, 2020, we had approximately 286,000 employees, many of whom work less than 40 hours per week. In addition, we hire temporary employees, particularly during the peak back-to-school and holiday seasons. Our full-time, part-time, temporary, and seasonal workforce supports the execution of our flexible off-price business model, including the timing and frequency of store deliveries and the management of a rapidly changing mix of store inventory in over 4,500 retail stores in nine countries.
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
Information appearing on tjx.com is not a part of, and is not incorporated by reference in, this Form 10-K.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of TJX as of March 27, 2020:

Name	Age	Office and Business Experience
Kenneth Canestrari	58	Senior Executive Vice President, Group President since September 2014. President, HomeGoods from 2012 to September 2014. Executive Vice President, Chief Operating Officer, HomeGoods from 2008 until 2012. Various financial positions with TJX from 1988 to 2008.
Scott Goldenberg	66	Senior Executive Vice President and Chief Financial Officer since April 2014; Executive Vice President and Chief Financial Officer from January 2012 to April 2014. Executive Vice President, Finance from June 2009 to January 2012. Senior Vice President, Corporate Controller from 2007 to 2009 and Senior Vice President, Director of Finance, Marmaxx, from 2000 to 2007. Various financial positions with TJX from 1983 to 1988 and 1997 to 2000.
Ernie Herrman	59	Chief Executive Officer since January 2016. Director since October 2015. President since January 2011. Senior Executive Vice President, Group President from August 2008 to January 2011. President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.
Carol Meyrowitz	66	Executive Chairman of the Board since January 2016. Chairman of the Board from June 2015 to January 2016. Chief Executive Officer from January 2007 to January 2016. Director since 2006 and President from 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Various senior management and merchandising positions with Marmaxx and with Chadwick’s of Boston and Hit or Miss, former divisions of TJX, from 1983 to 2001.
Douglas Mizzi	60	Senior Executive Vice President, Group President since February 2018. President, TJX Canada from October 2011 to February 2018. Managing Director T.K. Maxx, UK from April 2010 to October 2011. Executive Vice President, Chief Operating Officer, WMI from February 2006 to April 2010. Senior Vice President, Director of Store Operations, WMI from 2004 to 2006. Various store operations positions with TJX from 1988 to 2004.
Richard Sherr	62	Senior Executive Vice President, Group President since January 2012. President, HomeGoods from 2010 to 2012. Chief Operating Officer, Marmaxx from 2007 until 2010. Various merchandising positions at TJX from 1992 to 2007.
The executive officers hold office until the next annual meeting of the Board in June 2020 and until their successors are elected and qualified.

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
Opportunistic buying, operating with lean inventory levels and frequent inventory turns are key elements of our off-price business strategy but subject us to risks related to the pricing, quantity, mix, nature, and timing of inventory flowing to our stores. Our merchants are in the marketplace frequently, as much of our merchandise is purchased for the current or immediately upcoming season, and our focus on buying opportunistically places considerable discretion with them. Our business model expects our merchants to effectively react to frequently changing opportunities and trends in the market, assess the desirability and value of merchandise and generally make determinations of how and what we source as well as when and from where we source it. If we do not obtain the right merchandise at the right times, in the right quantities, at the right prices and in the right mix, our customer traffic, as well as our sales and margins, could be adversely affected.
We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to take markdowns on excess or slow-moving inventory, or we may have insufficient inventory to meet customer demand, either of which could adversely affect our financial performance.
If we are unable to generally purchase inventory at prices sufficiently below prices paid by conventional retailers, we may not be able to maintain a sufficient overall pricing differential to full-price retailers, including department, specialty, and major online retailers, and our ability to attract customers or sustain our margins may be adversely affected. We may not achieve this pricing differential at various times or in some reporting segments, chains, product categories or geographies, which could adversely affect our results.
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
Further, our substantial size can make it challenging to manage our complex operations effectively and to maintain appropriate internal resources and third party providers to support our business effectively. These challenges increase as we grow our business, and may add pressure to management and to various functions across our business, including administration, systems (including information technology systems), merchandising, store operations, distribution, logistics, and compliance. Increasing our size and complexity may also put additional pressure on appropriately staffing and training Associates in these areas and/or managing appropriate third party providers that support these areas. The large size and scale of our operations, our multiple banners and locations across the U.S., Canada, Europe and Australia and the autonomy afforded to the banners in some aspects of the business also increase the risk that our systems, controls, practices and policies may not be implemented effectively or consistently throughout our Company and that information may not be appropriately shared across our operations. These risks may increase as we continue to grow, particularly if we expand into additional countries. If business information is not shared effectively, or if we are otherwise unable to manage our size or growth effectively, our business may be adversely affected or we may need to reduce the rate of expansion or otherwise curtail growth, which may adversely affect our business plans, sales and results.

Failure to identify consumer trends and preferences, or to otherwise meet customer demand, in new or existing markets or channels could negatively impact our performance.
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
Customers may also have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels (for example, through various digital platforms), which expectations may vary across demographics and geographies and may evolve rapidly. Meeting these expectations effectively involves identifying the right opportunities and making the right investments at the right time and with the right speed, among other things, and failure to do so may impact our financial results.
If we fail to successfully implement our various marketing efforts or if our competitors’ programs are more effective than ours, our revenue or results of operations may be adversely affected.
Customer traffic and demand for our merchandise may be influenced by our marketing efforts. Although we use marketing to drive customer traffic through various media including television, radio, print, outdoor, digital/social media, email, mobile and direct mail, some of our competitors expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Further, we may not effectively implement strategies with respect to rapidly evolving digital communication channels. Our programs may not be or remain effective or could require increased expenditures, which could have an adverse effect on our revenue and results of operations.
We operate in highly competitive markets, and we may not be able to compete effectively.
The retail apparel and home fashion businesses are highly competitive. We compete with local, regional, national and international retailers that sell apparel, home fashions and other merchandise that we sell, including retailers that operate through stores, e-commerce, catalogues and/or other media or channels. Some of our competitors are larger than we are or have more experience in selling certain product lines or through certain channels than we do. New competitors frequently enter the market. Additionally, existing competitors enter or increase their presence in markets in which we operate, may consolidate with other retailers, and may expand their merchandise offerings, add new sales channels or change their pricing strategies, all of which affect the competitive landscape, which can be volatile. Consumer spending online has increased and may continue to increase, while our business is primarily in stores. We compete on the basis of various factors affecting value, meaning the combination of brand, fashion, price, and quality as well as merchandise selection and freshness; banner name recognition and appeal; both in-store and online service and shopping experience; convenience and store location. If we fail to compete effectively, our sales and results of operations could be adversely affected.
Economic conditions, on a global level or in particular markets, may adversely affect our financial performance.
Global financial markets can experience volatility, disruption and credit contraction, which could adversely affect global economic conditions. Turmoil in the financial, equity and credit markets or other changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital and could adversely affect plan asset values and investment performance, and increase our pension liabilities, expenses and funding requirements and other related financial exposure with respect to company-sponsored and multiemployer pension plans. Our strategies for managing these financial risks and exposures may not be effective or sufficient or may expose us to risk. Economic conditions, both on a global level and in particular markets, including unemployment levels; availability of disposable income and actual and perceived wealth; health care costs; costs of oil, gas and other commodities; interest and tax rates and policies; weakness in the housing market; volatility in capital markets; credit availability; inflation and deflation, as well as political or other factors beyond our control such as threats or possibilities of war, terrorism, global or national unrest; actual or threatened pandemics or epidemics, such as the ongoing COVID-19 pandemic; geopolitical instability or uncertainty; and regulatory volatility or uncertainty, including in areas such as international trade (for example, the uncertainty related to U.S. trade policy and the implementation of tariff policies, as well as ongoing discussions and uncertainty related to negotiations following the U.K.'s withdrawal in January 2020 from the European Union, commonly referred to as “Brexit”) may also have significant effects on consumer confidence and spending that would, in turn, affect our business or the retail industry generally. These conditions and factors could adversely affect discretionary consumer spending or shift trends in consumer spending and, although we believe our flexible off-price model helps us react to such trends, they may adversely affect our sales, cash flows, merchandise orders, and results of operations and performance.

Our business may be materially and adversely affected by the ongoing COVID-19 pandemic.
In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and taking into consideration the guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, effective March 19, 2020, the Company closed all of its stores for at least two weeks and has temporarily closed its online businesses, its distribution centers and its offices with Associates working remotely where possible. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.
The temporary closure of our stores, online businesses, distribution centers and offices are expected to have an adverse impact on our results of operations, financial position and liquidity. For example, although our day-to-day operations have been disrupted, we have incurred and may continue to incur labor costs during these closures. In addition, after some or all of our stores re-open, any significant reduction in our customers’ willingness to shop our stores, the levels of our customers’ spending at our stores or our Associates’ willingness to staff our stores and distribution centers, as a result of health concerns related to COVID-19 or its impact on the economy and consumer discretionary spending may impact our business operations, financial performance and liquidity. The extent of the impact of COVID-19 on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic and the response to contain it.

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
Increased labor costs may adversely affect our results of operations. In addition, when wage rates or benefit levels increase in a market, increasing our wages or benefits has negatively impacted and may continue to negatively impact our earnings. Conversely, failing to offer competitive wages or benefits could adversely affect our ability to attract or retain sufficient or quality Associates, causing our customer service or performance to suffer, which could negatively impact our results.
Many Associates in our distribution centers are members of unions, and therefore we are subject to the risk of labor actions of various kinds, including work stoppage, as well as risks and potential material expenses associated with multiemployer plans, including from pension plan underfunding, benefit cuts, increased contribution or funding requirements, changes in plan terms, withdrawal liability, increased premium costs, or insolvency of other participating employers or governmental insurance programs. Other Associates in Europe are members of works councils, which may subject us to additional requirements, actions or expense. Costs related to these factors could adversely affect our business operations or financial results.
Failure to employ quality Associates in appropriate numbers and to retain key Associates and management could adversely affect our performance.
Our performance depends on recruiting, hiring, developing, training and retaining talented Associates in key areas such as buying and management. We also need to employ capable, engaged Associates in large numbers for our stores and distribution centers and, to a lesser extent, for other areas of our business, including information technology functions. We must constantly recruit new Associates to fill entry level and part-time positions with historically high rates of turnover and at times find seasonal talent in sufficient numbers. The availability and skill of Associates may differ across markets in which we do business and in new markets we enter, and we may be unable to manage our labor needs effectively. In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development for key Associates across the Company, including within our buying organization. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition for talent in the retail industry and in various geographic markets. If we do not effectively attract qualified individuals, train them in our business model, support their development and retain them in sufficient numbers and at appropriate levels of the organization, our growth could be limited, and our performance could be adversely affected.

Compromises of our data security, disruptions in our information technology systems, or failure to satisfy the information technology needs of our business could result in material loss or liability, materially impact our operating results or materially harm our reputation.
Our business depends on our information technology systems, which collect and process information of customers, Associates and other persons, as well as information of our business and of our suppliers and service providers. We rely heavily on information technology systems, including those of suppliers and service providers, to manage all key aspects of our business, including planning, purchasing, sales, supply chain management, inventory management, point-of-sale processing, e-commerce, human resources, financial management, communications, safeguarding information, and compliance with legal obligations. This reliance requires us to accurately anticipate our current and future information technology needs and successfully develop, implement and maintain appropriate systems. Our ongoing operations and successful growth are dependent on doing so, as well as the ongoing integrity, security and consistent operations of these systems, including related back-up systems.
As is common in the retail industry, our information technology systems, as well as those of our suppliers and service providers, are targeted by attempts to access personal or sensitive information, attempts to steal money, and attempts to disrupt business. These attempts could include use of malware, ransomware, phishing, social engineering, denial-of-service attacks, exploitation of system vulnerabilities, employee malfeasance, digital and physical skimmers, account takeovers, and other forms of cyber attacks. These attempts are becoming increasingly sophisticated, heightening the risk of compromise or disruption. Our and our suppliers’ and service providers’ information technology systems also may be damaged or disrupted, or personal or sensitive information compromised, from a number of other causes, including power outages, system failures, catastrophic events, or employee inadvertence. Such damage, disruption or compromise could materially impair our ability to operate our business or otherwise result in material impacts on our operating results. In addition, the global regulatory environment surrounding information security and privacy is increasingly demanding, and unauthorized access of personal or sensitive information could result in regulatory enforcement actions, class actions, contract liability, or other forms of material legal liability. Any successful compromise or disruption of our information technology systems could result in material reputational harm and impact our customers’ willingness to shop in our stores or online and/or our suppliers’ willingness to do business with us.
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
We believe that building the brand reputation of our company and our retail banners is important to our continuing success. In the many different markets in which we do business, we work to build relationships with our customers through our various marketing campaigns and other activities. These relationships and our reputation are based, in part, on perceptions of subjective qualities. Incidents involving us, our retail banners, our executives or other Associates, our policies and practices, our third party providers, our vendors, the merchandise and brands (including our licensed or owned brands) that we carry or our industry more generally that erode trust or confidence could adversely affect our reputation and our business, particularly if the incidents result in rapid or significant adverse publicity, litigation or governmental inquiry. Information about us, our retail banners, our executives and other Associates, our board of directors, our policies and practices, our third party providers, our vendors, and the merchandise and brands we sell, including our licensed or owned brands, that is publicized through traditional or digital media platforms, including blogs, websites and other forums that facilitate rapid, broad communications to an audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is inaccurate, incomplete or unverified. The reputation of our company and our retail banners may be damaged in a market or markets in which we do business by adverse events at the corporate level or at our retail banners, or by adverse events involving our directors, executives or other Associates. Similarly, challenges or reactions to action (or inaction), or perceived action (or inaction), by our company on issues like corporate social responsibility, our response to crises, including the COVID-19 pandemic, responsible sourcing, environmental sustainability, human rights, politics and lobbying, privacy, merchandising, product safety, compensation and benefits, labor compliance, or other sensitive topics, and any perceived lack of transparency about such matters, could harm our reputation, particularly as expectations of companies and of companies’ corporate responsibility obligations may continue to change. Damage to the reputation of our company and our banners could result in declines in customer loyalty and sales; affect our vendor relationships, business development opportunities and our ability to attract and retain quality Associates; divert attention and resources from management, including to respond to inquiries or additional regulatory scrutiny; and otherwise adversely affect our results.

Quality, safety or other issues with merchandise we buy and sell could damage our reputation, sales and financial results.
Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we import, transport and sell to consumers. Regulations and standards in this area, including federal regulations related to the U.S. Consumer Product Safety Improvement Act of 2008 and the U.S. Food Safety Modernization Act, state regulations like California’s Proposition 65, and similar legislation in other countries in which we operate, impose restrictions and requirements on the merchandise we buy and sell. These regulations change from time to time and new federal, state, provincial or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. If we or our merchandise vendors are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, we could incur significant fines or penalties or we could have to curtail some aspects of our sales or operations, which could have an adverse effect on our financial results. We rely on our vendors to provide quality merchandise that complies with applicable product safety laws, labeling requirements and other applicable laws, but they may not comply with their obligations to do so. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. In certain circumstances, we may bear some responsibility for compliance with applicable product safety laws, labeling requirements and other applicable laws. Concerns or issues with the quality and safety of merchandise raised publicly, particularly with products subject to increased levels of regulation, or the genuineness of merchandise, regardless of whether verified or our fault, could cause damage to our reputation and could result in lost sales; uninsured claims or losses; merchandise recalls and increased costs; and regulatory, civil or criminal fines or penalties, any of which could have an adverse effect on our financial results.
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
Complying with applicable laws, rules, regulations, orders and our own internal policies may also require us to spend additional time and resources to implement new procedures and financial and other controls, conduct audits, train Associates and third parties on our compliance methods or take other actions, particularly as we continue to grow globally and enter new markets, countries or product categories, any of which could adversely impact our results.
We are also subject to and must comply with new and changing laws, rules and regulations, evolving interpretations of existing laws by judicial and regulatory authorities, and reforms in jurisdictions where we do business. These changes could increase our costs of doing business and could adversely affect our operating results, including such changes involving:
–labor and employment practices and benefits, including for labor unions and works councils;
–climate change, energy and waste;
–supply chain, trade restrictions and logistics, including resulting from changes to requirements or policies from the outcome of Brexit;
–health and welfare regulations;
–consumer protection and product safety;
–financial regulations;
–data protection and privacy, such as to comply with, or fines and penalties related to, the General Data Protection Regulation in the European Union and the California Consumer Privacy Act;
–Internet regulations, including e-commerce, electronic communications and privacy; and
–protection of intellectual property rights.

Particularly in a dynamic regulatory environment, anticipated changes to laws and regulations may require us to invest in compliance efforts or otherwise expend resources before changes are certain. For example, the ongoing uncertainty around Brexit, including relating to the range of possible outcomes as the U.K. negotiates its post-Brexit relationship with the European Union, has required us to consider and in some cases implement strategies for mitigating potential disruptions to our supply chain.
Further, applicable accounting principles and interpretations may change from time to time, and the changes could have material effects on our future or previously reported financial results.

Our results may be adversely affected by serious disruptions or catastrophic events, or public health crises, as well as adverse or unseasonable weather.
Natural or other disasters, such as hurricanes, tornadoes, floods, earthquakes and other extreme weather; climate conditions; unforeseen public health issues, such as pandemics and epidemics, including the ongoing COVID-19 pandemic; or fires, explosions and acts of war or terrorism could disrupt our operations in a number of ways, including severely damaging or destroying one or more of our stores, distribution facilities, data centers or office facilities, or could disrupt the operations of, or require the closure of, one or more of our vendors or other parts of our supply chain located in the affected areas. Day-to-day operations, including our ability to receive products from our vendors or third party service providers or transport products to our stores or to our e-commerce customers could be adversely affected, transportation to and from our stores (by customers or Associates) could be limited, or we could close stores or distribution centers in the affected areas or in areas served by affected distribution centers for a short or extended period of time (as with closures of our stores and other facilities beginning in March 2020 and as we did in areas of the U.S., including Puerto Rico, after severe hurricanes during fiscal 2018).
Adverse weather can similarly affect our operations in impacted areas. Adverse or unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures (even if not extreme) may also affect customers’ buying patterns and willingness to shop certain categories we offer or at all, and accordingly, can adversely affect the demand for the merchandise in our stores, particularly in apparel and seasonal merchandise, possibly impacting our sales and customer satisfaction with our stores and increasing markdowns. As a result, our business could be adversely affected.
Our expanding international operations expose us to risks inherent in operating in new countries.
We have a significant retail presence in Canada, Australia and countries in Europe. We also operate buying offices around the world. Our goal is to continue to expand our operations into other countries in the future. It can be costly and complex to establish, develop and maintain international operations and promote business in new international jurisdictions, which may differ significantly from other countries in which we currently operate.
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
We are subject to various risks of sourcing merchandise from others, particularly other countries, including risks related to moving merchandise internationally. Many of the products sold in our stores are sourced by our vendors and, to a lesser extent, by us, in locations, particularly southeastern Asia, which are outside of the country where they will be sold. Where we are the importer of record, we may be subject to regulatory or other requirements, including those similar to requirements imposed upon the manufacturer of such products. Risks related to sourcing merchandise include:
–potential disruptions in manufacturing and supply;
–changes in duties, tariffs, trade restrictions, sanctions, quotas and voluntary export restrictions on imported merchandise, including, for example, tariffs and border adjustment taxes; changes to the United States Mexico Canada Agreement, the successor to the North American Free Trade Agreement, or successor or other trade agreements; or changes to trade requirements resulting from Brexit;
–transport availability, capacity and costs;
–information technology challenges;
–problems in third-party distribution and warehousing, logistics, transportation and other supply chain interruptions;
–strikes, threats of strikes and other events affecting delivery;
–consumer perceptions of the safety or quality of imported merchandise;
–compliance with product laws and regulations of the destination country;

–compliance with laws and regulations including changing labor, environmental, international trade and other laws in relevant countries and those concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;
–product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;
–intellectual property enforcement and infringement issues;
–pandemics and epidemics (including the ongoing COVID-19 pandemic) affecting sourcing, including manufacturing, buying or delivery;
–concerns about human rights, working conditions and other labor rights and conditions in countries where merchandise is produced;
–concerns about transparent sourcing and supply chains;
–currency exchange rates and financial or economic instability; and
–political or other disruptions in countries from, to or through which merchandise is imported.

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
Energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we typically enter into derivative instruments designed to manage a portion of our transportation costs (a hedging strategy), any such strategy may not be effective or sufficient and could result in increased operating costs. Increased regulation related to environmental costs, including cap and trade, carbon taxes or other emissions management systems could also adversely affect our costs of doing business, including utility, transportation and logistics costs, as could other shortages or disruptions impacting transportation, such as those relating to trucking and freight hauling. For example, in recent years, increased freight cost related to labor and equipment shortages, as well as other factors, had an impact on our margins. Similarly, other commodity prices can fluctuate dramatically. Such increases can impact the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.
Fluctuations in currency exchange rates may lead to lower revenues and earnings.
Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and changes in currency exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in currency exchange rates have had and are expected to continue to have a significant impact on our consolidated and segment results from time to time. Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When exchange rates change significantly in a short period or move unfavorably over an extended period, it can be difficult for us to adjust retail prices accordingly, and gross margin can be adversely affected. For example, a significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which our stores are located, could be significant.
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
We may acquire new businesses (as we did with our Australia business in fiscal 2016 and Sierra in fiscal 2013), invest in other businesses (as we did with our minority investment interest in privately held Familia, a Russian off-price apparel and home fashions retailer, in fiscal 2020) or enter into joint ventures with other businesses, develop new businesses internally (as with Homesense, our U.S. home store concept launched in fiscal 2018) and divest, close or consolidate businesses. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in a satisfactory manner could adversely affect our future results of operations and financial condition. Acquisition, investment or divestiture activities may divert attention of management from operating the existing businesses, and we may not effectively evaluate target companies, investments or investment partners or assess the risks, benefits and costs of buying, investing in or closing businesses or of the integration of acquired businesses, all of which can be difficult, time-consuming and dilutive. These activities may not meet our performance and other expectations and may expose us to unexpected or greater-than-expected costs, liabilities and risks. In addition, we recorded intangible assets and goodwill and the value of the tradenames in connection with our last acquisitions and may similarly do so in the future in connection with other acquisitions. If we are unable to realize the anticipated benefits from acquisitions, we may be required to impair some or all of the goodwill associated with an acquisition, which would adversely impact our results of operations and balance sheet, such as with the impairment charge related to Sierra taken during fiscal 2018. Divestitures, closings and consolidations could involve risks such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of an acquirer.
Our results may be materially adversely affected by the outcomes of litigation, legal proceedings and other legal or regulatory matters.
We are involved, or may in the future become involved, in legal proceedings, regulatory reviews, audits and other legal matters. These may involve inquiries, investigations, lawsuits and other proceedings by local, provincial, state and federal governmental entities (in the United States and other countries) and private plaintiffs, including with respect to employment and employee benefits (such as classification, employment rights, discrimination, wage and hour and retaliation); whistleblower claims; harassment claims; tax; securities; disclosure; real estate; environmental matters; hazardous materials and hazardous waste; tort; business practices; consumer protection; privacy/data security; product safety and compliance; advertising; and intellectual property. There continue to be employment-related and consumer protection lawsuits, including putative class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, these proceedings can be both time-consuming and disruptive to our operations and may cause significant expense and diversion of management attention. Legal, regulatory and other proceedings could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.

As our business is subject to seasonal influences, a decrease in sales or margins, a severe disruption or other significant event that impacts our business during the second half of the year could have a disproportionately adverse effect on our operating results.
Our business is subject to seasonal influences; we generally realize higher levels of sales and earnings in the second half of the year, which includes the back-to-school and year-end holiday seasons. Any decrease in sales or margins or any significant adverse event during this period, including those described in this section, could have a disproportionately adverse effect on our results of operations.
We depend upon strong cash flows from our operations to supply capital to fund our operations, growth, stock repurchases and dividends and interest and debt repayment.
Our business depends upon our operations to continue to generate strong cash flow to supply capital to support our general operating activities, to fund our growth and our return of cash to stockholders through our stock repurchase programs and dividends, and to pay our interest and debt repayments. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed our stores beginning in March 2020. We also suspended our share repurchase program. In addition the Company does not intend to declare a dividend for the first quarter of fiscal 2021, and we continue to evaluate our dividend program in the near term. Our inability to continue to generate sufficient cash flows to support these activities or to repatriate cash from our international operations in a manner that is cost effective could adversely affect our growth plans, capital expenditures, operating expenses, and financial performance including our earnings per share. Changes in the capital and credit markets, including market disruptions, limited liquidity, and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong credit ratings. We borrow on occasion to finance our activities and if financing were not available to us in adequate amounts and on appropriate terms when needed, it could also adversely affect our financial performance.
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
We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate and future tax liability could be adversely affected by numerous factors including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory income tax rates and higher than anticipated in countries with higher statutory income tax rates, changes in income tax rates, changes in transfer pricing, changes in the valuation of deferred tax assets and liabilities, changes in applicable tax legislation, regulations, treaties and other guidance, and changes in accounting principles and interpretations relating to tax matters, any of which could adversely impact our results of operations and financial condition in future periods. The U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) significantly revised the previous federal income tax code. Additional interpretive guidance has been and will continue to be issued with respect to the 2017 Tax Act, and such guidance may be different from our interpretation and thus adversely affect our results. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, which could also impact our tax obligations. Significant judgment is required in evaluating and estimating our worldwide provision and accruals for taxes, and actual results may differ from our estimations.
In addition, we are subject to the continuous examination of our tax returns and reports by federal, state, provincial and local tax authorities in the U.S. and foreign countries, and the examining authorities may challenge positions we take. We are engaged in various proceedings, which are at various stages, with such authorities with respect to assessments, claims, deficiencies and refunds. We regularly assess the likely outcomes of these proceedings to determine the adequacy and appropriateness of our provision for income taxes, and increase and decrease our provision as a result of these assessments. However, developments in and actual results of proceedings, rulings or settlements by or with tax authorities or courts (including due to changes in facts, law or legal interpretations, expiration of applicable statutes of limitations or other resolutions of tax positions) could result in amounts that differ from those we have accrued for such proceedings in either a positive or a negative manner, which could materially affect our effective income tax rate in a given financial period, the amount of taxes we are required to pay and our results of operations. In addition, we are subject to tax audits and examinations for payroll, value added, sales-based and other taxes relating to our businesses.

Our real estate leases generally obligate us for long periods, which subjects us to financial risks.
We lease virtually all of our store locations and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate, which can adversely affect our results. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide or are required to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign leases or sublease space to third parties, or if we sell a business, we can remain liable on the lease obligations if the assignee or sublessee does not perform (as was the case with some of our former operations). In addition, when the lease terms for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to close stores or to relocate stores within a market on less favorable terms or in a less favorable location.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We lease virtually all of our store locations, as well as some of our distribution centers and office space. Most of TJX's leases in the U.S. and Canada are store operating leases, generally for an initial term of ten years with options to extend the lease term for one or more five-year periods. Store operating leases in Europe generally have an initial term of ten to fifteen years and leases in Australia generally have an initial lease term of seven to ten years, some of which have options to extend. Many of the Company's leases have options to terminate prior to the lease expiration date.

STORE LOCATIONS
Our divisions operated stores in the following locations at the end of fiscal 2020; store counts below include both banners within a combo or a superstore:

United States	Marmaxx(a)	Sierra	HomeGoods(a)	Total
Alabama	32	—	9	41
Arizona	35	—	14	49
Arkansas	18	—	5	23
California	270	—	91	361
Colorado	29	6	11	46
Connecticut	52	1	18	71
Delaware	8	—	5	13
District of Columbia	8	—	—	8
Florida	193	—	72	265
Georgia	86	—	31	117
Hawaii	8	—	—	8
Idaho	9	1	2	12
Illinois	100	4	32	136
Indiana	39	—	10	49
Iowa	17	—	5	22
Kansas	15	—	7	22
Kentucky	22	—	7	29
Louisiana	29	—	8	37
Maine	12	—	3	15
Maryland	55	1	23	79
Massachusetts	109	2	40	151
Michigan	69	3	21	93
Minnesota	34	3	14	51
Mississippi	16	—	5	21
Missouri	36	—	10	46
Montana	6	—	1	7
Nebraska	10	1	5	16
Nevada	20	1	7	28
New Hampshire	26	2	14	42
New Jersey	91	4	50	145
New Mexico	9	—	2	11
New York	169	2	62	233
North Carolina	65	—	21	86
North Dakota	6	—	2	8
Ohio	84	1	24	109
Oklahoma	19	—	3	22
Oregon	25	3	8	36
Pennsylvania	93	1	37	131
Puerto Rico	29	—	6	35
Rhode Island	12	—	6	18
South Carolina	36	—	10	46
South Dakota	3	—	1	4
Tennessee	46	—	11	57
Texas	167	—	59	226
Utah	18	1	8	27
Vermont	6	1	1	8
Virginia	68	1	27	96
Washington	42	2	15	59
West Virginia	11	—	2	13
Wisconsin	36	3	16	55
Wyoming	5	2	—	7
Total Stores	2,403	46	841	3,290
(a)Marmaxx operates T.J. Maxx and Marshalls. HomeGoods operates HomeGoods and Homesense.

Canada	Winners	HomeSense	Marshalls	Total
Alberta	36	20	16	72
British Columbia	38	21	7	66
Manitoba	9	4	4	17
New Brunswick	4	3	4	11
Newfoundland	3	2	2	7
Nova Scotia	11	3	2	16
Ontario	122	61	44	227
Prince Edward Island	1	1	—	2
Quebec	49	19	15	83
Saskatchewan	6	3	3	12
Total Stores	279	137	97	513

Europe	T.K. Maxx	Homesense	Total
United Kingdom	349	76	425
Republic of Ireland	26	2	28
Germany	148	—	148
Poland	46	—	46
Austria	13	—	13
The Netherlands	12	—	12
Total Stores	594	78	672

Australia	T.K. Maxx
Australian Capital Territory	2
New South Wales	17
Queensland	22
Victoria	13
Total Stores	54
DISTRIBUTION CENTERS
The following is a summary of our primary owned and leased distribution and fulfillment centers and primary administrative office locations as of February 1, 2020. Square footage information for the distribution and fulfillment centers represents total “ground cover” of the facility. Square footage information for office space represents total space owned or leased.

Square footage in thousands	Owned (sq/ft)	Count	Leased (sq/ft)	Count	Total (sq/ft)	Total Count
Marmaxx	7,339	8	3,062	5	10,401	13
HomeGoods	3,268	4	460	1	3,728	5
Sierra	780	1	—	—	780	1
TJX Canada	—	—	2,062	4	2,062	4
TJX International	—	—	1,955	6	1,955	6
Total	11,387	13	7,539	16	18,926	29
OFFICE SPACE
TJX has corporate headquarters in Massachusetts which consists of both owned and leased space. Additionally, we own and lease additional office space throughout the United States and in various countries. As of February 1, 2020, TJX owned and leased a combined 3.2 million square feet of office space, primarily within the United States.

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
The approximate number of common shareholders of record at February 1, 2020 was 2,095.
Information on Share Repurchases
The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2020 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c), (d)
November 3, 2019 through November 30, 2019	1,851,857	$59.40	1,851,857	$1,920,794,334
December 1, 2019 through January 4, 2020	2,232,635	$60.47	2,232,635	$1,785,794,368
January 5, 2020 through February 1, 2020	1,778,274	$61.86	1,778,274	$3,175,794,378
Total	5,862,766		5,862,766
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2018 and 2019, TJX announced stock repurchase programs authorizing an additional $3.0 billion and $1.5 billion in repurchases, respectively, from time to time, under which approximately $1.7 billion remained available as of February 1, 2020. In February 2020, the Company announced that its Board of Directors had approved, in January 2020, a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time.
(d)On March 19, 2020, in response to the COVID-19 pandemic, the Company announced that it had suspended its share repurchase program.

ITEM 6. Selected Financial Data

	Fiscal Year Ended
U.S. dollars in millions, except per share amounts	February 1, 2020	February 2, 2019(a)	February 3, 2018(b)	January 28, 2017(a)	January 30, 2016
			(53 Weeks)
Income statement and per share data:
Net sales	$41,717	$38,973	$35,865	$33,184	$30,945
Net income	$3,272	3,060	$2,608	$2,298	$2,278
Weighted average common shares for diluted earnings per share calculation (in thousands)	1,226,519	1,259,252	1,292,209	1,328,864	1,366,502
Diluted earnings per share	$2.67	$2.43	$2.02	$1.73	$1.67
Cash dividends declared per share	$0.92	$0.78	$0.625	$0.52	$0.42
Balance sheet data:
Cash and cash equivalents	$3,217	$3,030	$2,758	$2,930	$2,095
Working capital(c)	$1,740	$2,938	$3,360	$2,993	$2,370
Total assets(c)	$24,145	$14,326	$14,058	$12,884	$11,490
Capital expenditures	$1,223	$1,125	$1,058	$1,025	$889
Long-term obligations(c), (d)	$10,053	$2,234	$2,231	$2,228	$1,615
Shareholders’ equity	$5,948	$5,049	$5,148	$4,511	$4,307
Other financial data:
After-tax return on average shareholders’ equity	59.5%	60.1%	54.0%	52.1%	53.1%
Total debt as a percentage of total capitalization(e)	27.3%	30.7%	30.2%	33.1%	27.3%
Stores in operation	4,529	4,306	4,070	3,812	3,614
Selling square footage (in thousands)	94,648	91,075	87,548	83,798	80,480
(a)Fiscal 2019 and Fiscal 2017 include a pension settlement charge and Fiscal 2017 includes a loss on early extinguishment of debt.
(b)Fiscal 2018 includes an impairment charge of $99.3 million and a net benefit from the enactment of the 2017 Tax Act.
(c)On February 3, 2019, we adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method under ASU 2018-11, allowing us to not restate our prior period Consolidated Balance Sheets to reflect the new guidance. The adoption of the new lease standard significantly increased assets and current and long term liabilities on our Consolidated Balance Sheets as we recorded operating lease right of use assets and corresponding operating lease liabilities. For additional information, see Note L - Leases of Notes of Consolidated Financial Statements.
(d)Defined as long-term debt, exclusive of current installments, and in fiscal 2020 inclusive of long term operating lease liability.
(e)Defined as shareholders’ equity, short-term debt, and long-term debt including current maturities (and in fiscal 2020 exclusive of operating lease liabilities).

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
The discussion that follows relates to our 52-week fiscal year ended February 1, 2020 (fiscal 2020) and our 52-week fiscal year ended February 2, 2019 (fiscal 2019).
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. Discussions of fiscal 2018 items and year-to-year comparisons between fiscal 2019 and fiscal 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended February 2, 2019.

OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. We sell a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day. We operate over 4,500 stores and have four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
Highlights of our financial performance for fiscal 2020 include the following:
–Net sales increased to $41.7 billion for fiscal 2020, up 7% over fiscal 2019. At February 1, 2020, the number of stores in operation increased 5% and selling square footage increased 4% over the end of fiscal 2019.
–Comp sales increased 4% in fiscal 2020 over an increase of 6% in fiscal 2019. The fiscal 2020 increase was driven primarily by an increase in customer traffic at each of our four segments.
–Diluted earnings per share for fiscal 2020 were $2.67 compared to $2.43 per share in fiscal 2019.
–Our fiscal 2020 pre-tax margin (the ratio of pre-tax income to net sales) was 10.6%, a 0.1 percentage point decrease compared to 10.7% in fiscal 2019.
–Our cost of sales, including buying and occupancy costs, ratio for fiscal 2020 was 71.5% a 0.1 percentage point increase compared to 71.4% in fiscal 2019.
–Our selling, general and administrative (“SG&A”) expense ratio for fiscal 2020 was 17.9%, a 0.1 percentage point increase compared to 17.8% in fiscal 2019.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce businesses, increased 4% on both a reported basis and a constant currency basis at the end of fiscal 2020 as compared to the prior year.
–During fiscal 2020, we repurchased 27.1 million shares of our common stock for $1.5 billion, on a “trade date basis”. Earnings per share reflect the benefit of our stock repurchase programs. In February 2020, our Board of Directors approved a repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock.
Investment in Familia
On November 18, 2019, the Company, through a wholly owned subsidiary, completed an investment of $225 million, excluding acquisition costs, for a 25% ownership stake in privately held Familia, an established, off-price apparel and home fashions retailer with more than 275 stores throughout Russia. The Company's investment represents a non-controlling, minority position. As part of this investment, TJX has the right to appoint and has appointed one member to the Board of Directors of Familia.
This investment is included in Other assets on our Consolidated Balance Sheets and is accounted for under the equity method of accounting from the date of investment forward. TJX will report its share of Familia’s results on a one-quarter lag as their results are not expected to be available in time to be recorded in the concurrent period. As a result, there were no reported earnings from TJX's investment in Familia for the fiscal year ended February 1, 2020.
Recent Events and Trends
COVID-19
In December 2019, a novel coronavirus (“COVID-19”) emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and taking into consideration the guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, effective March 19, 2020, the Company closed all of its stores for at least two weeks and has temporarily closed its online businesses, its distribution centers and its offices with Associates working remotely where possible. The Company continues to monitor developments, including government requirements and recommendations at the federal, state and local level to evaluate possible extensions to all or part of such closures. We expect the cadence of store re-openings to vary by state and locality in the U.S., and by country. TJX has committed to pay its Associates until the week ending April 4, 2020 during these closures. The temporary closure of our stores is expected to have an adverse impact on our results of operations, financial position and liquidity.

In addition, we have taken several steps to further strengthen our financial position and balance sheet, and maintain financial liquidity and flexibility, including suspending our share repurchase program, reviewing operating expenses, evaluating merchandise purchases, reducing capital expenditures and drawing down $1.0 billion on our revolving credit facilities. In addition, we do not intend to declare a dividend for the first quarter of fiscal 2021. We continue to evaluate our dividend program in the near term, while we remain committed to paying our dividends whenever the environment normalizes for the long term. We also withdrew our first quarter and full year fiscal 2021 financial guidance given on our February 26, 2020 earnings conference call. The Company is not providing an updated outlook at this time.
As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described above may change. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
Impact of Brexit
On January 31, 2020, the United Kingdom (“UK”) left the European Union (“EU”), commonly referred to as “Brexit”, and entered an 11-month transition period (the “Transition Period”), during which the UK continues to be treated as an EU member for most purposes. This Transition Period is due to end on December 31, 2020, and the UK and EU are currently negotiating the terms of their future relationship that will apply after this date.
The terms of the future EU/UK trading relationship remain uncertain. Our TJX Europe management team has evaluated a range of possible outcomes, identified areas of concern, and implemented strategies to help mitigate them.
We expect the future EU/UK trading relationship will subject the movement of goods between the UK and the EU to additional regulatory and compliance requirements, which is likely to have a negative impact on our ability to efficiently move merchandise in the region. We have realigned our European division’s supply chain to reduce the volume of merchandise flowing between the UK and the EU and have established resources and systems to support this plan.
There are also likely to be additional customs duty costs on EU/UK trade, the extent of which remain uncertain. Any customs duties may also impact the profitability of our European division, at least in the short term.
New immigration requirements between the UK and EU countries may also have a negative impact on our ability to recruit and retain current and future talent in the region. We continue to communicate with our Associates about the new immigration requirements.
In addition to these operational impacts, factors including changes in consumer confidence and behavior, economic conditions, interest rates and foreign currency exchange rates could result in a significant financial impact to our European operations, particularly in the short term. We believe the steps we have taken, and plan to take, will help us mitigate the effects when the Transition Period ends.
Tariffs
The U.S. Administration has imposed tariffs on imports from China. We continue to monitor the developments very closely and have started to see margin pressure based on the tariffs currently in place on the goods sourced directly from China. The impact on vendor and competitor pricing, consumer demand, potential tariff pass-throughs and the fluctuation of the Chinese currency remains uncertain.
Net Sales
Net sales for fiscal 2020 totaled $41.7 billion, a 7% increase over fiscal 2019. The increase reflected a 4% increase from comp stores and a 4% increase from non-comp sales. Foreign currency had a 1% negative impact in fiscal 2020. Net sales from our e-commerce businesses combined amounted to approximately 2% of total sales and had an immaterial impact on fiscal 2020 sales growth.
Consolidated net sales for fiscal 2019 totaled $39.0 billion, a 9% increase over fiscal 2018. The increase reflected a 6% increase from comp stores and a 3% increase from non-comp sales. Foreign currency had a neutral impact in fiscal 2019. Net sales from our e-commerce businesses combined amounted to approximately 2% of total sales and had an immaterial impact on fiscal 2019 sales growth.

Revenues by Geography
The percentages of our consolidated revenues by geography for the last two fiscal years are as follows:

	Fiscal 2020	Fiscal 2019
United States:
Northeast	23%	23%
Midwest	13%	13%
South (including Puerto Rico)	25%	25%
West	15%	15%
Subtotal	76%	76%
Canada	10%	10%
Europe	13%	13%
Australia	1%	1%
Total	100%	100%
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
Sales excluded from comp sales (“non-comp sales”) consists of
–New stores - stores that have not yet met the comp sales criteria, which represents a substantial majority of non-comp sales
–Stores that are closed permanently or for an extended period of time
–Sales from our e-commerce sites, meaning sierra.com, tjmaxx.com, marshalls.com and tkmaxx.com
We determine which stores are included in the comp sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year. For fiscal 2020 results, Sierra stores that otherwise fit the comp store definition are included in comp stores in our Marmaxx segment.
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
Comp sales increases across all of our segments for fiscal 2020 were primarily due to an increase in customer traffic. In fiscal 2020, home fashions and apparel both grew, with apparel outperforming home fashions. Geographically, in the U.S., all regions reported solid comp sales increases with the Southwest and Southeast regions reporting the highest comp sales increases. In Canada, comp sales were below the consolidated average and TJX International was well above the consolidated average.
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

The following table sets forth our consolidated operating results as a percentage of net sales.

	Percentage of Net Sales
	Fiscal 2020	Fiscal 2019
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.5	71.4
Selling, general and administrative expenses	17.9	17.8
Pension settlement charge	—	0.1
Interest expense, net	—	—
Income before provision for income taxes*	10.6%	10.7%
*Figures may not foot due to rounding.
Impact of foreign currency exchange rates
Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. We specifically refer to “foreign currency” as the impact of translational foreign exchange and mark-to-market of inventory derivatives, as described in detail below. This does not include the impact foreign currency exchange rates can have on various transactions that are denominated in a currency other than an operating division’s local currency referred to as “transactional foreign exchange”, also described below.
Translational Foreign Exchange
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
Mark-to-Market Inventory Derivatives
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
Transactional Foreign Exchange
When discussing the impact on our results of the effect of foreign currency exchange rates on certain transactions, we refer to it as “transactional foreign exchange”. This primarily includes the impact that foreign currency exchange rates may have on the year-over-year comparison of merchandise margin as well as “foreign currency gains and losses” on transactions that are denominated in a currency other than the operating division's local currency. These two items can impact segment margin comparison of our foreign divisions and we have highlighted them when they are meaningful to understanding operating trends.
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.5% in fiscal 2020 compared to 71.4% in fiscal 2019. The increase in this expense ratio during fiscal 2020 was driven by higher supply chain costs, partially offset by the expense leverage on the strong comp sales growth.
Selling, General and Administrative Expenses
SG&A expenses as a percentage of net sales were 17.9% in fiscal 2020 compared to 17.8% in fiscal 2019. The increase in this expense ratio reflects wage increases and incremental systems and technology costs, partially offset by the expense leverage on the strong comp sales growth, primarily advertising costs.

Pension Settlement Charge
During fiscal 2019, we annuitized and transferred current pension obligations for certain U.S. retirees and beneficiaries under the qualified pension plan through the purchase of a group annuity contract with an insurance company. We transferred $207.4 million of pension plan assets to the insurance company, thereby reducing our pension benefit obligations. The transaction had no cash impact to TJX but did result in a non-cash pre-tax pension settlement charge of $36.1 million.
Interest Expense, net
The components of interest expense, net for the last two fiscal years are summarized below:

	Fiscal Year Ended
In millions	February 1, 2020	February 2, 2019
Interest expense	$61.4	$69.1
Capitalized interest	(2.3)	(4.2)
Interest (income)	(49.1)	(56.0)
Interest expense, net	$10.0	$8.9
The increase in interest expense, net for fiscal 2020 compared to fiscal 2019 was primarily driven by a decrease in interest income due to lower rates and lower capitalized interest on capital projects, partially offset by the elimination of build-to-suit accounting as a result of adopting the new lease accounting standard. For additional information, see Note A—Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements.
Provision for Income Taxes
Our effective annual income tax rate was 25.7% in fiscal 2020 compared to 26.7% in fiscal 2019. The decrease in the fiscal 2020 effective income tax rate is primarily driven by fiscal 2019 including a charge related to the 2017 Tax Act that was not incurred in fiscal 2020 and change in the jurisdictional mix of income.
Net Income and Diluted Earnings Per Share
Net income was $3.3 billion in fiscal 2020 compared to $3.1 billion in fiscal 2019. Diluted earnings per share were $2.67 in fiscal 2020 and $2.43 in fiscal 2019. The pension settlement charge had a $0.02 negative impact on earnings per share in fiscal 2019. Foreign currency exchange rates had a $0.01 negative impact on earnings per share in fiscal 2020 when compared to fiscal 2019.
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
We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense, interest expense, net, and certain separately disclosed unusual or infrequent items. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Fiscal Year Ended
U.S. dollars in millions	February 1, 2020	February 2, 2019
Net sales	$25,664.8	$24,058.0
Segment profit margin	$3,469.8	$3,253.9
Segment profit margin as a percentage of net sales	13.5%	13.5%
Increase in comp sales	5%	7%
Stores in operation at end of period:
T.J. Maxx	1,273	1,252
Marshalls	1,130	1,091
Sierra	46	35
Total	2,449	2,378
Selling square footage at end of period (in thousands):
T.J. Maxx	27,781	27,484
Marshalls	25,909	25,269
Sierra	766	598
Total	54,456	53,351
Net Sales
Net sales for Marmaxx increased 7% in fiscal 2020 on top of an 8% increase in fiscal 2019. The sales increase of 7% in fiscal 2020 reflects a 5% increase from comp sales and a 2% increase from non-comp sales. The sales increase of 8% in fiscal 2019 reflects a 7% increase from comp sales and a 1% increase from non-comp sales. Sales of our U.S. e-commerce businesses represented approximately 3% of Marmaxx’s net sales in both fiscal 2020 and fiscal 2019.
Comp sales growth at Marmaxx for fiscal 2020 was primarily due to a 4% increase in customer traffic on top of a 5% increase in customer traffic in fiscal 2019. Geographically, comp sales were strongest in the Southwest and Southeast regions. Home fashions outperformed apparel in fiscal 2020 with both categories posting solid comp sales growth.
Segment Profit Margin
Segment profit margin was 13.5% for both fiscal 2020 and fiscal 2019.
Merchandise margin slightly increased for fiscal 2020 compared to fiscal 2019 as favorable mark-on and lower markdowns were partially offset by increased freight costs and tariff pressures.
Segment profit margin also reflects higher supply chain costs and wage increases. These were offset by the expense leverage on the strong 5% comp sales growth, store expense savings and lower incentive compensation accruals in fiscal 2020.
Our U.S. e-commerce businesses, including our newest e-commerce website www.marshalls.com, which was introduced during fiscal 2020, did not have a significant impact on year-over-year segment profit margin comparisons.

HomeGoods

	Fiscal Year Ended
U.S. dollars in millions	February 1, 2020	February 2, 2019
Net sales	$6,355.8	$5,787.4
Segment profit margin	$680.5	$671.9
Segment profit margin as a percentage of net sales	10.7%	11.6%
Increase in comp sales	2%	4%
Stores in operation at end of period:
HomeGoods	809	749
Homesense	32	16
Total	841	765
Selling square footage at end of period (in thousands):
HomeGoods	14,831	13,775
Homesense	685	343
Total	15,516	14,118
Net Sales
Net sales for HomeGoods increased 10% in fiscal 2020, on top of a 13% increase in fiscal 2019. The sales increase of 10% in fiscal 2020 reflects an 8% increase from non-comp sales and a 2% increase from comp sales. The sales increase of 13% in fiscal 2019 reflects a 9% increase from non-comp sales and a 4% increase from comp sales.
Comp sales growth at HomeGoods for fiscal 2020 was due to a 2% increase in customer traffic on top of a 5% increase in customer traffic in fiscal 2019. Geographically, comp sales were strongest in the Southwest and Southeast regions.
Segment Profit Margin
Segment profit margin decreased to 10.7% for fiscal 2020 compared to 11.6% for fiscal 2019.
Merchandise margin increased in fiscal 2020 compared to fiscal 2019. The increase was primarily driven by favorable mark-on partially offset by increased tariff costs.
The decrease in segment profit margin reflects the investment in store growth, higher supply chain costs, the expense deleverage on the 2% comp sales growth as well as wage increases. These collectively reduced segment profit margin by approximately 0.9 percentage points.

FOREIGN SEGMENTS
TJX Canada

	Fiscal Year Ended
U.S. dollars in millions	February 1, 2020	February 2, 2019
Net sales	$4,031.4	$3,869.8
Segment profit margin	$515.6	$551.6
Segment profit margin as a percentage of net sales	12.8%	14.3%
Increase in comp sales	2%	4%
Stores in operation at end of period:
Winners	279	271
HomeSense	137	125
Marshalls	97	88
Total	513	484
Selling square footage at end of period (in thousands):
Winners	5,986	5,862
HomeSense	2,511	2,323
Marshalls	2,043	1,885
Total	10,540	10,070
Net Sales
Net sales for TJX Canada increased 4% in fiscal 2020, on top of a 6% increase in fiscal 2019. The sales increase of 4% in fiscal 2020 reflects a 4% increase from non-comp sales and a 2% increase from comp sales, offset by a 2% negative impact of foreign currency translation. The sales increase of 6% in fiscal 2019 reflects a 4% increase from comp sales, a 4% increase from non-comp sales, offset by a 2% negative impact of foreign currency translation.
Comp sales growth at TJX Canada for fiscal 2020 was driven by a 3% increase in customer traffic on top of a 5% increase in customer traffic in fiscal 2019.
Segment Profit Margin
Segment profit margin decreased to 12.8% in fiscal 2020 compared to 14.3% in fiscal 2019.
Merchandise margin decreased by approximately 0.7 percentage points. The decline in merchandise margin was due to the impact of transactional foreign exchange on the cost of merchandise and higher freight costs.
The decrease in segment profit margin also reflects an unfavorable year-over-year comparison related to a lease buyout gain in the first quarter of fiscal 2019, higher supply chain costs, the expense deleverage on the 2% comp sales growth and wage increases.

TJX International

	Fiscal Year Ended
U.S. dollars in millions	February 1, 2020	February 2, 2019
Net sales	$5,665.0	$5,257.8
Segment profit margin	$307.1	$285.8
Segment profit margin as a percentage of net sales	5.4%	5.4%
Increase in comp sales	8%	3%
Stores in operation at end of period:
T.K. Maxx	594	567
Homesense	78	68
T.K. Maxx Australia	54	44
Total	726	679
Selling square footage at end of period (in thousands):
T.K. Maxx	11,997	11,693
Homesense	1,149	1,029
T.K. Maxx Australia	990	814
Total	14,136	13,536
Net Sales
Net sales for TJX International increased 8% in fiscal 2020 on top of an 8% increase in fiscal 2019. The sales increase of 8% in fiscal 2020 reflects an 8% increase from comp sales, a 4% increase from non-comp sales, offset by a 4% negative impact from foreign currency translation. The sales increase of 8% in fiscal 2019 reflects a 4% increase from non-comp sales, a 3% increase from comp sales and a 1% positive impact from foreign currency translation. E-commerce sales represent 3% of TJX International’s net sales in both fiscal 2020 and fiscal 2019.
Comp sales growth at TJX International for fiscal 2020 was driven by a 7% increase in customer traffic on top of a 4% increase in customer traffic in fiscal 2019.
Segment Profit Margin
Segment profit margin was 5.4% for both fiscal 2020 and fiscal 2019.
Merchandise margin decreased in fiscal 2020 compared to fiscal 2019. The decline in merchandise margin was primarily driven by the impact of transactional foreign exchange on the cost of merchandise, partially offset by favorable markdowns.
Segment profit margin also reflects the expense leverage on the strong 8% comp sales growth. This was partially offset by higher incentive compensation accruals in fiscal 2020, incremental systems and technology costs and wage increases.

GENERAL CORPORATE EXPENSE

	Fiscal Year Ended
In millions	February 1, 2020	February 2, 2019
General corporate expense	$556.7	$545.0
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for fiscal 2020 was primarily driven by incremental systems and technology costs and stock compensation costs, offset by the favorable year-over-year comparison from the corporate IT restructuring costs incurred in fiscal 2019.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of February 1, 2020, there were no short-term bank borrowings or commercial paper outstanding.
As part of the actions we have taken relating to the COVID-19 pandemic, as described above in Recent Events and Trends, on March 20, 2020, we drew down $1 billion on our revolving credit facilities. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs over the next fiscal year, subject to the length and severity of the COVID-19 pandemic.
As of February 1, 2020, TJX held $3.2 billion in cash. Approximately $1.0 billion of our cash was held by our foreign subsidiaries with $584.7 million held in countries where we intend to indefinitely reinvest any undistributed earnings. TJX has provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through February 1, 2020. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
Operating Activities
Net cash provided by operating activities was $4.1 billion in fiscal 2020 and fiscal 2019. The cash generated from operating activities in each of these fiscal years was largely due to operating earnings.
Operating cash flows for fiscal 2020 were essentially flat to fiscal 2019. Net income, adjusted for non-cash items increased operating cash flows in fiscal 2020 as compared to fiscal 2019 by $0.3 billion. This was primarily offset by a decrease in cash flows attributable to a reduction in income taxes payable.
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
Investing Activities
Net cash used in investing activities resulted in net cash outflows of $1.5 billion in fiscal 2020 and $0.6 billion in fiscal 2019. The cash outflows were primarily driven by capital expenditures and, in fiscal 2020, the Company invested $0.2 billion in Familia, an established off-price apparel and home fashion retail chain in Russia. In addition, the activity in fiscal 2019 reflects the liquidation of short-term investments by TJX Canada as a result of a repatriation of earnings during the year.
Net cash used in investing activities include capital expenditures for the last two fiscal years as set forth in the table below.

	Fiscal Year Ended
In millions	February 1, 2020	February 2, 2019
New stores	$188.7	$201.2
Store renovations and improvements	362.9	347.2
Office and distribution centers	671.5	576.7
Total capital expenditures	$1,223.1	$1,125.1
As a result of the uncertainty surrounding the length and severity of the COVID-19 pandemic, we are reducing our expected capital expenditures for fiscal 2021.
On November 18, 2019, the Company, through a wholly owned subsidiary, completed an investment of $225 million, excluding acquisition costs, for a 25% ownership stake in privately held Familia, an established, off-price apparel and home fashions retailer with more than 275 stores throughout Russia. The Company's investment represents a non-controlling, minority position. As part of this investment, TJX has the right to appoint and has appointed one member to the Board of Directors of Familia.

In fiscal 2019 we purchased $0.2 billion of investments, and these cash outflows were more than offset by $0.6 billion of inflows related to investments that were sold or matured during fiscal 2019. This activity primarily related to short-term investments which had initial maturities in excess of 90 days and are not classified as cash on the Consolidated Balance Sheets presented.
Financing Activities
Net cash used in financing activities resulted in net cash outflows of $2.4 billion in fiscal 2020 and $3.1 billion in fiscal 2019. These cash outflows were primarily driven by equity repurchases and dividend payments, partially offset by issuances of common stock.
Equity
TJX repurchased and retired 27.1 million shares of its common stock at a cost of $1.5 billion during fiscal 2020, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. Under our stock repurchase programs, we spent $1.6 billion to repurchase 28.2 million shares of our stock in fiscal 2020 and $2.4 billion to repurchase 50.8 million shares of our stock in fiscal 2019.
For further information regarding equity repurchases, see Note D—Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
In February 2020, TJX announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time. In connection with the actions taken related to the COVID-19 pandemic as described in Recent Events and Trends, the Company suspended its share repurchase program.
Dividends
We declared quarterly dividends on our common stock which totaled $0.92 per share in fiscal 2020 and $0.78 per share in fiscal 2019. Cash payments for dividends on our common stock totaled $1.1 billion in fiscal 2020 and $0.9 billion in fiscal 2019. We also received proceeds from the exercise of employee stock options of $0.2 billion in fiscal 2020 and $0.3 billion in fiscal 2019.
The Company does not intend to declare a dividend for the first quarter of fiscal 2021. As a result of the uncertainty surrounding the COVID-19 pandemic, the Company is evaluating its dividend program in the near term, while it remains committed to paying dividends whenever the environment normalizes for the long term.
Contractual Obligations
As of February 1, 2020, we had known contractual obligations under long-term debt arrangements (including current installments), other long-term obligations, operating leases for property and equipment and purchase obligations as follows:

	Payments Due by Period
In millions	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and other long-term obligations(a)	$2,482.1	$55.6	$830.3	$551.2	$1,045.0
Operating lease liabilities, including imputed interest(b)	10,218.0	1,781.2	3,179.4	2,428.8	2,828.6
Purchase obligations(c)	3,799.7	3,652.0	140.5	7.2	—
Total obligations	$16,499.8	$5,488.8	$4,150.2	$2,987.2	$3,873.6
(a)Includes estimated interest costs.
(b)Operating lease liabilities exclude legally binding minimum lease payments for leases signed but not yet commenced and include options to extend lease terms that are now deemed reasonably certain of being exercised according to our Lease Accounting Policy. The balances do not include variable costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2020.
(c)Includes estimated obligations under purchase orders for merchandise and under agreements for capital items, products and services used in our business, including executive employment and other agreements. Excludes agreements that can be canceled without penalty.
We also have long-term liabilities for which it is not reasonably possible for us to predict when they may be paid which include $514.8 million for employee compensation and benefits and $255.4 million for uncertain tax positions.

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
Impairment of Long-lived Assets, Goodwill and Tradenames
We evaluate our goodwill, tradenames and long-lived assets, inclusive of operating lease right of use assets, for indicators of impairment at least annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Significant judgment is involved in projecting the cash flows of individual stores, as well as of our business units, which involve a number of factors including historical trends, recent performance and general economic assumptions. If we determine that an impairment of long-lived assets, operating lease right of use assets or tradenames has occurred, we record an impairment charge equal to the excess of the carrying value of those assets over the estimated fair value of the assets. If we determine that an impairment of goodwill has occurred, we record an impairment charge equal to the excess of the carrying value of the applicable reporting unit over the estimated fair value of the reporting unit, but not in excess of the carrying amount of goodwill. We determine the fair value of our business units using the discounted cash flow method which requires assumptions for the weighted average cost of capital (“WACC”) and revenue growth for the related business unit. The fair value of our business units exceeds their carrying value by a significant amount.
Lease Accounting
Operating leases are included in “Operating lease right of use assets”, “Current portion of operating lease liabilities”, and “Long-term operating lease liabilities” on our Consolidated Balance Sheets. Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. At the inception of the arrangement, the Company determines if an arrangement is a lease based on assessment of the terms and conditions of the contract. Operating lease ROU assets and lease liabilities are recognized at possession date based on the present value of lease payments over the lease term. The majority of our leases are retail store locations and the possession date is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease. Our lessors do not provide an implicit rate, nor is one readily available, therefore we use our incremental borrowing rate based on the information available at possession date in determining the present value of future lease payments. The incremental borrowing rate is calculated based on the US Consumer Discretionary yield curve and adjusted for collateralization and foreign currency impact for TJX International and Canada leases. The operating lease ROU asset also includes any acquisition costs offset by lease incentives. Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term within “Cost of sales, including buying and occupancy costs”.

Reserves for Uncertain Tax Positions
Like many large corporations, our income and other tax returns and reports are regularly audited by federal, state and local tax authorities in the United States and in foreign jurisdictions where we operate and such authorities may challenge positions we take. We are engaged in various administrative and judicial proceedings in multiple jurisdictions with respect to assessments, claims, deficiencies and refunds and other tax matters, which proceedings are in various stages of negotiation, assessment, examination, litigation and settlement. The outcomes of these proceedings are uncertain. In accordance with GAAP, we evaluate our uncertain tax positions based on our understanding of the facts, circumstances and information available at the reporting date, and we accrue for exposure when we believe that it is more likely than not, based on the technical merits, that the positions we have taken will not be sustained. However, in the next twelve months and in future periods, the amounts we accrue for uncertain tax positions from time to time or ultimately pay, as the result of the final resolutions of examinations, judicial or administrative proceedings, changes in facts, law, or legal interpretations, expiration of applicable statute of limitations or other resolutions of, or changes in, tax positions may differ either positively or negatively from the amounts we have accrued, and may result in reductions to or additions to accruals, refund claims or payments for periods not currently under examination or for which no claims have been made. Final resolutions of our tax positions or changes in accruals for uncertain tax positions could result in additional tax expense or benefit and could have a material impact on our results of operations of the period in which an examination or proceeding is resolved or in the period in which a changed outcome becomes probable and reasonably estimable.
The 2017 Tax Act significantly changes how corporations are taxed, requiring complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we continue to interpret any additional guidance, we may make adjustments to amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of new accounting pronouncements related to leases, internal use software, income taxes, and comprehensive income, see Note A—Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements included in this annual report on Form 10-K, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows. We do not expect any other recently issued accounting pronouncements will have a material effect on our financial statements.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
TJX is exposed to market risks in the ordinary course of business. Some potential market risks are discussed below:
FOREIGN CURRENCY EXCHANGE RISK
We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. Our currency risk primarily relates to our activity in the Canadian dollar, British pound and Euro. As more fully described in Note E—Financial Instruments of Notes to Consolidated Financial Statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. Our foreign exchange risk management policy prohibits us from using derivative financial instruments for trading or other speculative purposes and we do not use any leveraged derivative financial instruments. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. As of February 1, 2020 and February 2, 2019, the analysis indicated that such an adverse movement would not have a material effect on our consolidated financial position but could have reduced our pre-tax income by approximately $82 million and $84 million, in fiscal years 2020 and 2019, respectively.
EQUITY PRICE AND OTHER MARKET RISK
The assets of our funded qualified pension plan, a portion of which are equity securities, are subject to the risks and uncertainties of the financial markets. We invest the pension assets (described further in Note I—Pension Plans and Other Retirement Benefits of Notes to Consolidated Financial Statements) in a manner that attempts to manage our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. A significant decline in the financial markets could adversely affect the value of our pension plan assets and the funded status of our pension plan, resulting in increased required contributions to the plan or other plan-related liabilities. Our pension plan investment policy prohibits the use of derivatives for speculative purposes.
ITEM 8. Financial Statements and Supplementary Data
The information required by this item may be found on pages F-1 through F-39 of this annual report on Form 10-K.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2020 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
–Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of TJX;
–Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of TJX are being made only in accordance with authorizations of management and directors of TJX; and
–Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of TJX’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2020 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of February 1, 2020.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of The TJX Companies, Inc., has audited management’s assessment of our internal control over financial reporting as of February 1, 2020, as stated in their report which is included herein.
(d) Attestation Report of the Independent Registered Public Accounting Firm
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 1, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B. Other Information
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this report. TJX will file with the Securities and Exchange Commission (SEC) a definitive proxy statement no later than 120 days after the close of its fiscal year ended February 1, 2020 ("Proxy Statement"). The other information required by this Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate Governance,” including in “Board Committees and Meetings,” and “Audit Committee Report” and, if applicable, “Beneficial Ownership” and “Delinquent Section 16(a) Reports” in our Proxy Statement, which sections are incorporated herein by reference.
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

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) FINANCIAL STATEMENT SCHEDULES
For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.
Schedule II – Valuation and Qualifying Accounts

In millions	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended February 1, 2020(a)	$103.5	$4,862.6	$4,856.8	$109.3
Fiscal Year Ended February 2, 2019(a)	$103.2	$4,862.0	$4,861.7	$103.5
Fiscal Year Ended February 3, 2018	$43.2	$2,073.1	$2,071.2	$45.1
(a)Upon adoption of Revenue Recognition (Topic 606), the sales return reserve balance in fiscal 2020 and fiscal 2019 reflects the gross sales amount whereas fiscal 2018 reflects the sales net of estimated value of merchandise to be returned.

(b) EXHIBITS
Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3(i).1	Fifth Restated Certificate of Incorporation	10-K	3(i).1	4/3/2019
3(ii).1	By-laws of TJX, as amended	8-K	3.1	2/5/2018
4.01	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009 (File No. 333-158360)	S-3	4.1	4/2/2009
4.02	Third Supplemental Indenture dated as of May 2, 2013 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	5/2/2013
4.03	Fourth Supplemental Indenture dated as of June 5, 2014 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	6/5/2014
4.04	Indenture between TJX and U.S. Bank National Association dated September 12, 2016	8-K	4.1	9/12/2016
4.05	First Supplemental Indenture dated as of September 12, 2016 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	9/12/2016
4.06	Description of Registrant's Securities, filed herewith
10.01	The Executive Severance Plan effective September 27, 2018*	10-Q	10.2	12/4/2018
10.02	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Carol Meyrowitz and TJX*	10-Q	10.3	12/4/2018
10.03	The Employment Agreement dated February 1, 2019 between Carol Meyrowitz and TJX*	10-K	10.03	4/3/2019
10.04	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Ernie Herrman and TJX*	10-Q	10.4	12/4/2018
10.05	The Employment Agreement dated February 1, 2019 between Ernie Herrman and TJX*	10-K	10.05	4/3/2019
10.06	The Employment Agreement dated February 2, 2018 between Richard Sherr and TJX*	10-K	10.4	4/4/2018
10.07	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Richard Sherr and TJX*	10-Q	10.6	12/4/2018
10.08	The Amendment to the Employment Agreement between Richard Sherr and TJX effective as of February 13, 2019*	10-K	10.10	4/3/2019
10.09	The Employment Agreement dated February 2, 2018 between Scott Goldenberg and TJX*	10-K	10.5	4/4/2018
10.10	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Scott Goldenberg and TJX*	10-Q	10.5	12/4/2018
10.11	The Amendment to the Employment Agreement between Scott Goldenberg and TJX effective as of February 13, 2019*	10-K	10.13	4/3/2019
10.12	The Employment Agreement dated February 2, 2018 between Kenneth Canestrari and TJX*	10-K	10.6	4/4/2018
10.13	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Kenneth Canestrari and TJX*	10-Q	10.7	12/4/2018
10.14	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of February 13, 2019*	10-K	10.16	4/3/2019
10.15	The Employment Agreement dated January 16, 2018 between Douglas Mizzi and TJX*	10-K	10.7	4/4/2018
10.16	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Douglas Mizzi and TJX*	10-Q	10.8	12/4/2018
10.17	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of February 13, 2019*	10-K	10.19	4/3/2019
10.18	The Stock Incentive Plan (2013 Restatement)*	10-Q	10.1	5/31/2013
10.19	The First Amendment to the Stock Incentive Plan (2013 Restatement) effective as of June 7, 2016*	10-Q	10.1	8/26/2016
10.20	The Second Amendment to the Stock Incentive Plan (2013 Restatement) effective as of January 29, 2017*	10-K	10.8	3/28/2017

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.21	The Third Amendment to the Stock Incentive Plan (2013 Restatement) effective as of November 6, 2018*	10-K	10.23	4/3/2019
10.22	The Stock Incentive Plan Rules for U.K. Employees, effective as of September 17, 2018*	10-Q	10.1	12/4/2018
10.23	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 9, 2010*	10-Q	10.2	11/24/2010
10.24	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 9, 2010*	10-K	10.19	3/27/2012
10.25	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 20, 2012*	10-Q	10.1	11/29/2012
10.26	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 20, 2012*	10-Q	10.2	11/29/2012
10.27	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 19, 2013*	10-Q	10.1	12/3/2013
10.28	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2013*	10-Q	10.2	12/3/2013
10.29	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 10, 2014*	10-Q	10.4	12/2/2014
10.30	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 10, 2014*	10-Q	10.5	12/2/2014
10.31	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.1	12/1/2015
10.32	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.2	12/1/2015
10.33	The Form of Performance-Based Deferred Stock Award granted under the Stock Incentive Plan as of March 29, 2016*	10-Q	10.1	5/27/2016
10.34	The Form of Performance-Based Deferred Stock award granted under the Stock Incentive Plan as of April 4, 2017*	10-Q	10.1	5/26/2017
10.35	The Performance-Based Restricted Stock Award granted under the Stock Incentive Plan on January 29, 2016 to Carol Meyrowitz*	10-K	10.18	3/29/2016
10.36	The Restricted Stock Unit Award granted under the Stock Incentive Plan on January 29, 2016 to Ernie Herrman*	10-K	10.19	3/29/2016
10.37	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of April 3, 2018*	10-Q	10.1	6/1/2018
10.38	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of April 3, 2018*	10-Q	10.2	6/1/2018
10.39	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of April 1, 2019*	10-Q	10.01	5/31/2019
10.40	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of April 1, 2019*	10-Q	10.02	5/31/2019
10.41	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan*	10-K	10.20	3/31/2015
10.42	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of June 7, 2016*	10-Q	10.2	8/26/2016
10.43	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement)*	10-K	10.22	4/2/2013
10.44	The General Deferred Compensation Plan (1998 Restatement) (the GDCP) and First Amendment to the GDCP, effective January 1, 1999*	10-K	10.9	4/29/1999
10.45	The Second Amendment to the GDCP, effective January 1, 2000*	10-K	10.10	4/28/2000
10.46	The Third and Fourth Amendments to the GDCP*	10-K	10.17	3/29/2006
10.47	The Fifth Amendment to the GDCP, effective January 1, 2008*	10-K	10.17	3/31/2009
10.48	The Supplemental Executive Retirement Plan (2015 Restatement)*	10-Q	10.3	5/29/2015
10.49	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2015) (the ESP)*	10-K	10.25	3/31/2015
10.50	The First Amendment to the ESP, dated December 30, 2015*	10-K	10.25	3/29/2016
10.51	The Form of TJX Indemnification Agreement for its executive officers and directors*(p)	10-K	10(r)	4/27/1990

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.52	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company*(p)	10-K	10(y)	4/28/1988
10.53	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.)*(p)	10-K	10(z)	4/28/1988
10.54	The Trust Agreement for Executive Savings Plan dated as of October 23, 2015 between TJX and Vanguard Fiduciary Trust Company*	10-Q	10.5	10/31/2015
10.55
First Amendment to 2022 Revolving Credit Agreement, dated as of May 10, 2019, by and among TJX, U.S. Bank National Association, as administrative agent, and each of the lenders party thereto, filed herewith

10.56
First Amendment to 2024 Revolving Credit Agreement, dated as of May 10, 2019, by and among TJX, U.S. Bank National Association, as administrative agent, and each of the lenders party thereto, filed herewith

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
101
The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements

104	The cover page from The TJX Companies, Inc.'s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, formatted in iXBRL (included in Exhibit 101)
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

THE TJX COMPANIES, INC.

/s/ SCOTT GOLDENBERG
Dated:	March 27, 2020	Scott Goldenberg, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ERNIE HERRMAN	/s/ SCOTT GOLDENBERG
Ernie Herrman, Chief Executive Officer, President and Director (Principal Executive Officer)	Scott Goldenberg, Chief Financial Officer (Principal Financial and Accounting Officer)

ZEIN ABDALLA*	AMY B. LANE*
Zein Abdalla, Director	Amy B. Lane, Director

ALAN M. BENNETT*	CAROL MEYROWITZ*
Alan M. Bennett, Director	Carol Meyrowitz, Executive Chairman of the Board of Directors

ROSEMARY T. BERKERY*	JACKWYN L. NEMEROV*
Rosemary T. Berkery, Director	Jackwyn L. Nemerov, Director

DAVID T. CHING*	JOHN F. O’BRIEN*
David T. Ching, Director	John F. O’Brien, Director

MICHAEL F. HINES*	WILLOW B. SHIRE*
Michael F. Hines, Director	Willow B. Shire, Director

		*BY	/s/ SCOTT GOLDENBERG
Dated:	March 27, 2020		Scott Goldenberg, as attorney-in-fact

The TJX Companies, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years Ended February 1, 2020, February 2, 2019 and February 3, 2018.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The TJX Companies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The TJX Companies, Inc. and its subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended February 1, 2020 appearing under Item 15 (a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for leases on February 3, 2019. This matter is also described in the “Critical Audit Matters” section of our report.
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
Emphasis of Matter
As discussed in Note Q Subsequent Event, effective March 19, 2020, the Company closed all of its stores for at least two weeks and has temporarily closed its online businesses, its distribution centers and its offices in response to COVID-19. At this point, the Company cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on the Company’s business, results of operations, financial position and cash flows in the year ending January 30, 2021. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note Q.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Adoption of the Leases Accounting Standard
As described above and in Note A to the consolidated financial statements, the Company adopted the new leases accounting standard as of February 3, 2019. This resulted in the Company recording right of use (ROU) assets and lease liabilities of $9 billion. Management made an accounting policy election to keep leases with a term of twelve months or less off the consolidated balance sheets and recognizes the lease payments on a straight-line basis over the lease term. At the inception of an arrangement, management determines if the arrangement is a lease based on assessment of the terms and conditions of the contract. Operating lease ROU assets and lease liabilities are recognized at possession date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, nor is one readily available, management uses the Company’s incremental borrowing rate based on the information available at possession date in determining the present value of future lease payments. The incremental borrowing rate is calculated based on the US Consumer Discretionary yield curve and adjusted for collateralization and foreign currency impact for TJX International and Canada leases.
The principal considerations for our determination that performing procedures relating to the adoption of the leases accounting standard is a critical audit matter are there was a high degree of subjectivity and effort in performing procedures and in evaluating audit evidence with respect to management’s conclusions relating to identifying the population of contracts within the scope of the standard and in evaluating the lease term and incremental borrowing rate used to calculate the right of use asset and lease liability for each lease. Also, there was significant audit effort in performing our procedures due to the large volume of contracts that management evaluated under the new accounting standard and the significance of the ROU asset and lease liability balances recorded at the adoption date.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the adoption of the new leases accounting standard. These procedures also included, among others, (i) evaluating the appropriateness of accounting policies established by management in connection with the adoption of the new standard, (ii) evaluating management’s process and conclusions for determining whether contracts contain a lease, on a sample basis by independently evaluating the contract terms, (iii) evaluating the reasonableness of the incremental borrowing rate involved comparing the interest rates to observable yield curves that are similar to the lease terms and have a similar credit rating as the Company, and (iv) testing the inputs to management’s calculation of the ROU asset and lease liability, on a sample basis, for completeness and accuracy by comparing them to the underlying contract.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
March 27, 2020

We have served as the Company’s auditor since 1962.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
			(53 weeks)
Net sales	$41,716,977	$38,972,934	$35,864,664
Cost of sales, including buying and occupancy costs	29,845,780	27,831,177	25,502,167
Selling, general and administrative expenses	7,454,988	6,923,564	6,375,071
Impairment of goodwill and other long-lived assets, related to Sierra	—	—	99,250
Pension settlement charge	—	36,122	—
Interest expense, net	10,026	8,860	31,588
Income before provision for income taxes	4,406,183	4,173,211	3,856,588
Provision for income taxes	1,133,990	1,113,413	1,248,640
Net income	$3,272,193	$3,059,798	$2,607,948
Basic earnings per share	$2.71	$2.47	$2.05
Weighted average common shares – basic	1,208,163	1,241,153	1,273,654
Diluted earnings per share	$2.67	$2.43	$2.02
Weighted average common shares – diluted	1,226,519	1,259,252	1,292,209
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
IN THOUSANDS

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
			(53 weeks)
Net income	$3,272,193	$3,059,798	$2,607,948
Additions to other comprehensive loss:
Foreign currency translation adjustments, net of related tax benefits of $1,189 and $8,233 in fiscal 2020 and 2019, respectively, and provision of $36,929 in fiscal 2018	(3,943)	(192,664)	211,752
Gain on net investment hedges, net of related tax provision of $7,113 in fiscal 2019	—	19,538	—
Recognition of net gains/losses on benefit obligations, net of related tax benefits of $20,489 and $19,813 in fiscal 2020 and 2019, respectively, and provision of $8,989 in fiscal 2018	(56,275)	(54,420)	24,691
Reclassifications from other comprehensive loss to net income:
Pension settlement charge, net of related tax provision of $9,641 in fiscal 2019	—	26,481	—
Amortization of loss on cash flow hedge, net of related tax provisions of $303, $304, and $438 in fiscal 2020, 2019 and 2018, respectively	831	847	696
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $6,019, $4,280, and $9,592, in fiscal 2020, 2019 and 2018, respectively	16,537	11,756	15,228
Other comprehensive (loss) income, net of tax	(42,850)	(188,462)	252,367
Total comprehensive income	$3,229,343	$2,871,336	$2,860,315
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Fiscal Year Ended
	February 1, 2020	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,216,752	$3,030,229
Accounts receivable, net	386,261	346,298
Merchandise inventories	4,872,592	4,579,033
Prepaid expenses and other current assets	415,017	513,662
Total current assets	8,890,622	8,469,222
Net property at cost	5,325,048	5,255,208
Non-current deferred income taxes, net	12,132	6,467
Operating lease right of use assets	9,060,332	—
Goodwill	95,546	97,552
Other assets	761,323	497,580
TOTAL ASSETS	$24,145,003	$14,326,029
LIABILITIES
Current liabilities:
Accounts payable	$2,672,557	$2,644,143
Accrued expenses and other current liabilities	3,041,774	2,733,076
Current portion of operating lease liabilities	1,411,216	—
Federal, state and foreign income taxes payable	24,700	154,155
Total current liabilities	7,150,247	5,531,374
Other long-term liabilities	851,116	1,354,242
Non-current deferred income taxes, net	142,170	158,191
Long-term operating lease liabilities	7,816,633	—
Long-term debt	2,236,625	2,233,616
Commitments and contingencies (See Note N)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,199,099,768 and 1,217,182,508, respectively	1,199,100	1,217,183
Additional paid-in capital	—	—
Accumulated other comprehensive (loss) income	(673,171)	(630,321)
Retained earnings	5,422,283	4,461,744
Total shareholders’ equity	5,948,212	5,048,606
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,145,003	$14,326,029
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
			(53 weeks)
Cash flows from operating activities:
Net income	$3,272,193	$3,059,798	$2,607,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	867,303	819,655	725,957
Loss on property disposals and impairment charges	16,054	17,653	8,871
Deferred income tax (benefit)	(6,233)	(88,594)	(137,440)
Share-based compensation	124,957	103,557	101,362
Impairment of goodwill and long-lived assets, related to Sierra	—	—	99,250
Pension settlement charge	—	36,122	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(42,998)	(23,532)	(62,358)
(Increase) in merchandise inventories	(296,541)	(465,429)	(450,377)
(Increase) decrease in prepaid expenses and other current assets	(51,261)	236,342	(317,850)
Increase in accounts payable	29,338	198,212	205,111
Increase in accrued expenses and other liabilities	345,745	169,418	334,522
(Decrease) increase in income taxes payable	(128,342)	40,965	(94,492)
Other, net	(63,675)	(15,708)	5,120
Net cash provided by operating activities	4,066,540	4,088,459	3,025,624
Cash flows from investing activities:
Property additions	(1,223,116)	(1,125,139)	(1,057,617)
Investment in Familia	(230,156)	—	—
Purchases of investments	(28,838)	(161,625)	(861,256)
Sales and maturities of investments	12,720	636,560	906,137
Other	7,419	26,652	—
Net cash (used in) investing activities	(1,461,971)	(623,552)	(1,012,736)
Cash flows from financing activities:
Cash payments for repurchase of common stock	(1,551,992)	(2,406,997)	(1,644,581)
Proceeds from issuance of common stock	232,106	255,241	133,687
Cash payments of employee tax withholdings for performance based stock awards	(23,423)	(16,014)	(19,274)
Cash dividends paid	(1,071,562)	(922,596)	(764,040)
Other	—	(7,115)	(3,138)
Net cash (used in) financing activities	(2,414,871)	(3,097,481)	(2,297,346)
Effect of exchange rate changes on cash	(3,175)	(95,674)	113,086
Net increase (decrease) in cash and cash equivalents	186,523	271,752	(171,372)
Cash and cash equivalents at beginning of year	3,030,229	2,758,477	2,929,849
Cash and cash equivalents at end of year	$3,216,752	$3,030,229	$2,758,477
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
IN THOUSANDS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive(Loss) Income	Retained Earnings	Total
	Shares	Par Value $1
Balance, January 28, 2017	1,292,638	$1,292,638	$—	$(694,226)	$3,912,187	$4,510,599
Net income	—	—	—	—	2,607,948	2,607,948
Other comprehensive income, net of tax	—	—	—	252,367	—	252,367
Cash dividends declared on common stock	—	—	—	—	(793,878)	(793,878)
Recognition of share-based compensation	—	—	101,362	—	—	101,362
Issuance of common stock under stock incentive plan and related tax effect	7,790	7,790	110,597	—	(3,895)	114,492
Common stock repurchased	(44,410)	(44,410)	(211,959)	—	(1,388,212)	(1,644,581)
Balance, February 3, 2018	1,256,018	1,256,018	—	(441,859)	4,334,150	5,148,309
Net income	—	—	—	—	3,059,798	3,059,798
Cumulative effect of accounting change	—	—	—	—	58,712	58,712
Other comprehensive (loss), net of tax	—	—	—	(188,462)	—	(188,462)
Cash dividends declared on common stock	—	—	—	—	(965,539)	(965,539)
Recognition of share-based compensation	—	—	103,557	—	—	103,557
Issuance of common stock under stock incentive plan and related tax effect	11,988	11,988	227,240	—	—	239,228
Common stock repurchased	(50,823)	(50,823)	(330,797)	—	(2,025,377)	(2,406,997)
Balance, February 2, 2019	1,217,183	1,217,183	—	(630,321)	4,461,744	5,048,606
Net income	—	—	—	—	3,272,193	3,272,193
Cumulative effect of accounting change (See Note A)	—	—	—	—	403	403
Other comprehensive (loss), net of tax	—	—	—	(42,850)	—	(42,850)
Cash dividends declared on common stock	—	—	—	—	(1,111,788)	(1,111,788)
Recognition of share-based compensation	—	—	124,957	—	—	124,957
Issuance of common stock under stock incentive plan and related tax effect	10,067	10,067	198,616	—	—	208,683
Common stock repurchased	(28,150)	(28,150)	(323,573)	—	(1,200,269)	(1,551,992)
Balance, February 1, 2020	1,199,100	$1,199,100	$—	$(673,171)	$5,422,283	$5,948,212
The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and Notes thereto of The TJX Companies, Inc. (referred to as “TJX,” “we” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of all of TJX’s subsidiaries, all of which are wholly owned. All of the Company's activities are conducted by TJX or its subsidiaries and are consolidated in these financial statements. All intercompany transactions have been eliminated in consolidation. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. Our investments accounted for under the equity method of accounting are immaterial to the Company's Consolidated Financial Statements.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal years ended February 1, 2020 (“fiscal 2020”) and ended February 2, 2019 (“fiscal 2019”) were 52-week fiscal years and the fiscal year ended February 3, 2018 ("fiscal 2018") was a 53-week fiscal year.
Use of Estimates
The preparation of TJX’s financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to leases, inventory valuation, impairment of long-lived assets, goodwill and tradenames, reserves for uncertain tax positions and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from those estimates, and such differences could be material.
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

In thousands	February 1, 2020	February 2, 2019
Balance, beginning of year	$450,302	$406,506
Deferred revenue	1,690,073	1,677,251
Effect of exchange rates changes on deferred revenue	258	(6,279)
Revenue recognized	(1,639,789)	(1,627,176)
Balance, end of year	$500,844	$450,302

TJX recognized $1.6 billion in gift card revenue in each of fiscal 2020 and fiscal 2019. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period. Based on historical experience, we estimate the amount of gift cards and store cards that will not be redeemed (referred to as breakage) and, to the extent allowed by local law, these amounts are amortized into income over the redemption period. Revenue recognized from breakage was $20.3 million in fiscal 2020, $20.6 million in fiscal 2019 and $21.1 million in fiscal 2018.
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
Cash and Cash Equivalents
TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. If applicable, investments with maturities greater than 90 days but less than one year at the date of purchase are included in short-term investments. These investments are classified as trading securities and are stated at fair value. Investments are classified as either short- or long-term based on their original maturities. TJX’s investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks.
As of February 1, 2020, TJX’s cash and cash equivalents held outside the U.S. were $953.6 million, of which $584.7 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.
Merchandise Inventories
Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except T.K. Maxx in Australia. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as that inventory has not been fully processed for sale (e.g. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX records inventory at the time title transfers, which is typically at the time when inventory is shipped. As a result, merchandise inventories on TJX’s Consolidated Balance Sheets include in-transit inventory of $807.0 million at February 1, 2020 and $832.1 million at February 2, 2019. Comparable amounts were reflected in Accounts payable at those dates.
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

Shares issued under TJX’s Stock Incentive Plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets up to the amount that an asset for the related grant has been created. Any excess tax benefits or deficiencies are included in the provision for income taxes. The par value of performance-based deferred stock awards, performance share units and restricted stock units is added to common stock when shares are delivered following vesting. The par value of performance-based restricted stock awards is added to common stock when the stock is issued, generally at grant date. The fair value of stock awards and units are added to APIC as the awards are amortized into earnings over the related requisite service periods.
Share-Based Compensation
TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for options awarded and the market price on the grant date for stock awards. See Note H—Stock Incentive Plan of Notes to Consolidated Financial Statements for a detailed discussion of share-based compensation.
Interest
TJX’s interest expense is presented net of capitalized interest and interest income. The following is a summary of interest expense, net:

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019	February 3, 2018
			(53 weeks)
Interest expense	$61,400	$69,102	$69,237
Capitalized interest	(2,314)	(4,263)	(4,942)
Interest (income)	(49,060)	(55,979)	(32,707)
Interest expense, net	$10,026	$8,860	$31,588
TJX capitalizes interest during the active construction period of major capital projects and adds the interest to the related assets.
Depreciation and Amortization
For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years to 15 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $858.2 million in fiscal 2020, $818.9 million in fiscal 2019 and $727.2 million in fiscal 2018. TJX had no property held under finance leases during fiscal 2020 or under capital leases during fiscal 2019 or 2018. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized, generally over 5 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.
Lease Accounting
We adopted ASU No. 2016-02, Leases (Topic 842), as of February 3, 2019, using the modified retrospective method under ASU 2018-11. The transition method allows entities to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented. Our reporting for comparative periods is presented in accordance with ASC 840, Leases. Adoption of the new standard resulted in the recording of right of use (“ROU”) assets and lease liabilities of $9 billion, as of February 3, 2019. The Company elected the transition package of three practical expedients, which among other things, allowed us to carry forward the historical lease classification. We have elected the practical expedient to not separate non-lease components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also elected the accounting policy election to keep leases with a term of twelve months or less off the Consolidated Balance Sheets and recognizes these lease payments on a straight-line basis over the lease term. With the adoption of the new lease accounting standard TJX has de-recognized build-to-suit lease assets and liabilities that were included in the fiscal 2019 Consolidated Balance Sheets. Operating leases that TJX enters into no longer meet the definition of control of the building during the construction period under the new standard.

Operating leases are included in “Operating lease right of use assets”, “Current portion of operating lease liabilities”, and “Long-term operating lease liabilities” on our Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. At the inception of the arrangement, the Company determines if an arrangement is a lease based on assessment of the terms and conditions of the contract. Operating lease ROU assets and lease liabilities are recognized at possession date based on the present value of lease payments over the lease term. The majority of our leases are retail store locations and the possession date is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease. Our lessors do not provide an implicit rate, nor is one readily available, therefore we use our incremental borrowing rate based on the information available at possession date in determining the present value of future lease payments. The incremental borrowing rate is calculated based on the US Consumer Discretionary yield curve and adjusted for collateralization and foreign currency impact for TJX International and Canada leases. The operating lease ROU assets also include any acquisition costs offset by lease incentives. Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term within “Cost of sales, including buying and occupancy costs”.
Impact of New Lease Standard on Consolidated Balance Sheet Line Items
As a result of applying the new lease standard using the optional transition method, the following adjustments were made to accounts as of February 3, 2019, as reflected on the Condensed Consolidated Balance Sheet shown below:

In thousands	As Reported February 2, 2019	Adjustments		Adjusted February 3, 2019
Prepaid expenses and other current assets	$513,662	$(149,029)	(a)	$364,633
Net property at cost	5,255,208	(281,361)	(b),(f)	4,973,847
Operating lease right of use asset	—	8,704,584	(c)	8,704,584
Other assets	497,580	(30,086)	(b)	467,494
Total Assets	$14,326,029	$8,244,108		$22,570,137
Accrued expenses and other current liabilities	2,733,076	(3,819)		2,729,257
Current portion of operating lease liabilities	—	1,481,555	(d)	1,481,555
Other long-term liabilities	1,354,242	(593,137)	(e),(f)	761,105
Long-term operating lease liabilities	—	7,359,106	(d)	7,359,106
Retained earnings	4,461,744	403	(f),(g)	4,462,147
Total Liabilities and Shareholders' Equity	$14,326,029	$8,244,108		$22,570,137
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

Goodwill and Tradenames
Goodwill includes the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain, as well as the excess of cost over the estimated fair market value of the net assets acquired by TJX in the purchase of Winners in fiscal 1991, the purchase of Sierra Trading Post in fiscal 2013, which was rebranded as Sierra in fiscal 2019, and the purchase of Trade Secret in fiscal 2016, which was re-branded under the T.K. Maxx name during fiscal 2018. In fiscal 2018, the Company fully impaired the Sierra goodwill, recording a goodwill impairment charge of $97.3 million. The following is a roll forward of goodwill by component:

In thousands	Marmaxx	Winners	T.K. Maxx in Australia	Total
Balance, February 3, 2018	$70,027	$1,784	$28,258	$100,069
Effect of exchange rate changes on goodwill	—	(92)	(2,425)	(2,517)
Balance, February 2, 2019	$70,027	$1,692	$25,833	$97,552
Effect of exchange rate changes on goodwill	—	(17)	(1,989)	(2,006)
Balance, February 1, 2020	$70,027	$1,675	$23,844	$95,546
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

	Fiscal Year Ended
	February 1, 2020				February 2, 2019
In thousands	Gross Carrying Amount	Accumulated Amortization	Impact of FX	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Impact of FX	Net Carrying Value
Definite-lived intangible assets:
Sierra Trading Post	$38,500	$(18,181)	$—	$20,319	$38,500	$(15,614)	$—	$22,886
Trade Secret	$12,541	$(5,242)	$(1,948)	$5,351	$12,541	$(4,117)	$(1,048)	$7,376
Indefinite-lived intangible asset:
Marshalls	$107,695	$—	$—	$107,695	$107,695	$—	$—	$107,695
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
Impairment of Long-Lived Assets, Goodwill and Tradenames
TJX evaluates its long-lived assets, operating lease right of use assets, goodwill and tradenames for indicators of impairment at least annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
The evaluation for long-lived assets, including tradenames that are amortized and operating lease right of use assets, is performed at the lowest level of identifiable cash flows which are largely independent of other groups of assets, generally at the individual store level for fixed assets and operating lease right of use assets, and at the reporting unit for tradenames that are amortized. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if the carrying value of the asset or asset group is recoverable. If the cash flow is less than the carrying value then an impairment charge will be recorded to the extent the fair value of an asset or asset group is less than the carrying value of that asset or asset group. This analysis resulted in immaterial impairment charges of store fixed assets and operating lease right of use assets in fiscal 2020 and store fixed assets in fiscal 2019 and fiscal 2018.

Goodwill and tradenames with an indefinite life are tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year. The carrying value of tradenames with an indefinite life is compared to its fair value determined by calculating the discounted present value of assumed after-tax royalty payments to the carrying value of the tradename. There was no impairment related to tradenames in fiscal 2020, 2019 or 2018. Goodwill is tested for impairment by using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying cost of the reporting unit. We may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. In fiscal 2020, fiscal 2019 and fiscal 2018, we bypassed the qualitative assessment and performed the quantitative goodwill impairment test. In fiscal 2018 the Company recorded an impairment charge of $97.3 million for Sierra goodwill as the estimated fair value of this business fell below the carrying value due to a decrease in projected revenue growth rates. There were no impairments related to our goodwill in fiscal 2020 or 2019.
Advertising Costs
TJX expenses advertising costs as incurred. Advertising expense was $452.0 million for fiscal 2020, $446.3 million for fiscal 2019 and $412.4 million for fiscal 2018.
Foreign Currency Translation
TJX’s foreign assets and liabilities are translated into U.S. dollars at fiscal year-end exchange rates with resulting translation gains and losses included in shareholders’ equity as a component of Accumulated other comprehensive (loss) income. Activity of the foreign operations that affect the Consolidated Statements of Income and Cash Flows is translated at average exchange rates prevailing during the fiscal year.
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
Equity Investment
On November 18, 2019, the Company, through a wholly owned subsidiary, completed an investment of $225 million, excluding acquisition costs, for a 25% ownership stake in privately held Familia, an established, off-price apparel and home fashions retailer with more than 275 stores throughout Russia. The Company's investment represents a non-controlling, minority position. As part of this investment, TJX has appointed one member to the Board of Directors of Familia.
This investment is included in Other assets on our Consolidated Balance Sheets and is accounted for under the equity method of accounting from the date of investment forward. TJX will report its share of Familia’s results on a one-quarter lag as their results are not expected to be available in time to be recorded in the concurrent period. As a result, there were no reported earnings from TJX's investment in Familia for the fiscal year ended February 1, 2020.
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
Simplified Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board issued guidance related to simplified accounting for income taxes. The standard simplifies accounting for income taxes by removing certain exceptions to the general principals in Topic 740 and improves the consistency in the application of the standard by clarifying and amending existing guidance. This standard will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

Recently Adopted Accounting Standards
Leases
See Leases in Note A—Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements for the impact upon adoption.
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
Income Statement - Reporting Comprehensive Income
In February 2018, the FASB issued updated guidance related to reporting comprehensive income. The amendments in the update allow for a one-time reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effect as a result from the enactment of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). The Company adopted the standard and made the policy election not to reclassify the stranded tax effects as of result of the 2017 Tax Act to retained earnings.
Note B. Property at Cost
Presented below are the components of property at cost:

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019
Land and buildings(a)	$1,426,222	$1,457,835
Leasehold costs and improvements(a)	3,541,413	3,377,045
Furniture, fixtures and equipment	6,404,643	5,894,239
Total property at cost	$11,372,278	$10,729,119
Less accumulated depreciation and amortization(a)	6,047,230	5,473,911
Net property at cost	$5,325,048	$5,255,208
(a)See Leases in Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for impact of lease accounting changes.
Presented below is information related to carrying values of TJX’s long-lived tangible assets by geographic location:

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019
United States	$4,054,833	$3,756,929
Canada	259,977	303,414
Europe	965,751	1,154,564
Australia	44,487	40,301
Total long-lived tangible assets(a)	$5,325,048	$5,255,208
(a)See Leases in Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for impact of lease accounting changes.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in accumulated other comprehensive (loss) income relate to the Company’s foreign currency translation adjustments, gains/losses on net investment derivatives, deferred gains/losses on pension and other post-retirement obligations and a cash flow hedge on issued debt, all of which are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive (loss) income for fiscal 2020, fiscal 2019 and fiscal 2018:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive(Loss) Income
Balance, January 28, 2017	$(491,803)	$(199,481)	$(2,942)	$(694,226)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $36,929)	211,752	—	—	211,752
Recognition of net gains/losses on benefit obligations (net of taxes of $8,989)	—	24,691	—	24,691
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $438	—	—	696	696
Amortization of prior service cost and deferred gains/losses (net of taxes of $9,592)	—	15,228	—	15,228
Balance, February 3, 2018	$(280,051)	$(159,562)	$(2,246)	$(441,859)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $8,233)	(192,664)	—	—	(192,664)
Recognition of net gains/losses on investment hedges (net of taxes of $7,113)	19,538	—	—	19,538
Recognition of net gains/losses on benefit obligations (net of taxes of $19,813)	—	(54,420)	—	(54,420)
Pension settlement charge (net of taxes of $9,641)	—	26,481	—	26,481
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $304)	—	—	847	847
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,280)	—	11,756	—	11,756
Balance, February 2, 2019	$(453,177)	$(175,745)	$(1,399)	$(630,321)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $1,189)	(3,943)	—	—	(3,943)
Recognition of net gains/losses on benefit obligations (net of taxes of $20,489)	—	(56,275)	—	(56,275)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $303)	—	—	831	831
Amortization of prior service cost and deferred gains/losses (net of taxes of $6,019)	—	16,537	—	16,537
Balance, February 1, 2020	$(457,120)	$(215,483)	$(568)	$(673,171)

Note D. Capital Stock and Earnings Per Share
Capital Stock
TJX repurchased and retired 27.1 million shares of its common stock at a cost of $1.5 billion during fiscal 2020, on a “trade date basis.” TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.6 billion in fiscal 2020, $2.4 billion in fiscal 2019 and $1.6 billion in fiscal 2018, and repurchased 28.1 million shares in fiscal 2020, 50.8 million shares in fiscal 2019 and 44.4 million shares in fiscal 2018. These expenditures were funded primarily by cash generated from operations.
As of February 1, 2020 TJX had approximately $1.7 billion available under previously announced stock repurchase programs. In February 2020, the Company announced that its Board of Directors had approved, in January 2020, a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time. In connection with the actions taken related to the novel coronavirus (“COVID-19”) pandemic as described in Note Q—Subsequent Event, the Company suspended its share repurchase program.
All shares repurchased under the stock repurchase programs have been retired.
TJX has five million shares of authorized but unissued preferred stock, $1 par value.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share for net income:

	Fiscal Year Ended
Amounts in thousands except per share amounts	February 1, 2020	February 2, 2019	February 3, 2018
			(53 weeks)
Basic earnings per share:
Net income	$3,272,193	$3,059,798	$2,607,948
Weighted average common stock outstanding for basic earnings per share calculation	1,208,163	1,241,153	1,273,654
Basic earnings per share	$2.71	$2.47	$2.05
Diluted earnings per share:
Net income	$3,272,193	$3,059,798	$2,607,948
Weighted average common stock outstanding for basic earnings per share calculation	1,208,163	1,241,153	1,273,654
Assumed exercise / vesting of:
Stock options and awards	18,356	18,099	18,555
Weighted average common stock outstanding for diluted earnings per share calculation	1,226,519	1,259,252	1,292,209
Diluted earnings per share	$2.67	$2.43	$2.02
Cash dividends declared per share	$0.92	$0.78	$0.63
The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 11.8 million, 6.1 million and 24.9 million such options excluded at the end of fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

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
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2020, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2021. The hedge agreements outstanding at February 1, 2020 relate to approximately 50% of TJX’s estimated notional diesel requirements for fiscal 2021. These diesel fuel hedge agreements will settle throughout fiscal 2021 and the first month of fiscal 2022. TJX elected not to apply hedge accounting rules to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies, primarily in TJX International and TJX Canada. These contracts typically have a term of twelve months or less. The contracts outstanding at February 1, 2020 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2021. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the United Kingdom. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations is generating Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 1, 2020:

In thousands		Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 1, 2020
Fair value hedges:
Intercompany balances, primarily debt and related interest:
	zł	45,000		£8,930	0.1984	Prepaid Exp	$270	$—	$270
	A$	50,000	U.S.$	33,911	0.6782	Prepaid Exp	275	—	275
	U.S.$	72,475		£55,000	0.7589	Prepaid Exp	743	—	743
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Diesel fuel contracts	Fixed on 2.9M - 3.5M gal per month		Float on 2.9M - 3.5M gal per month	N/A	(Accrued Exp)	—	(9,927)	(9,927)
Intercompany billings in TJX International, primarily merchandise related:
		€58,700		£49,848	0.8492	Prepaid Exp	655	—	655
Merchandise purchase commitments:
	C$	609,340	U.S.$	463,200	0.7602	Prepaid Exp / (Accrued Exp)	2,877	(207)	2,670
	C$	37,051		€25,200	0.6801	Prepaid Exp / (Accrued Exp)	61	(44)	17
		£265,653	U.S.$	341,880	1.2869	Prepaid Exp / (Accrued Exp)	11	(9,792)	(9,781)
	zł	362,700		£72,217	0.1991	Prepaid Exp	1,903	—	1,903
	A$	29,400	U.S.$	20,151	0.6854	Prepaid Exp	435	—	435
	U.S.$	49,849		€44,635	0.8954	Prepaid Exp / (Accrued Exp)	10	(235)	(225)
Total fair value of financial instruments							$7,240	$(20,205)	$(12,965)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 2, 2019:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 2, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	59,000		£12,021	0.2037	Prepaid Exp	$56	$—	$56
	€55,950		£49,560	0.8858	Prepaid Exp / (Accrued Exp)	126	(140)	(14)
A$	30,000	U.S.$	21,483	0.7161	(Accrued Exp)	—	(314)	(314)
U.S.$	72,020		£55,000	0.7637	Prepaid Exp	1,037	—	1,037
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.7M - 3.3M gal per month		Float on 2.7M - 3.3M gal per month	N/A	(Accrued Exp)	—	(3,786)	(3,786)
Intercompany billings in TJX International, primarily merchandise related:
	€46,600		£41,835	0.8977	Prepaid Exp	1,300	—	1,300
Merchandise purchase commitments:
C$	546,083	U.S.$	414,100	0.7583	Prepaid Exp / (Accrued Exp)	1,239	(4,741)	(3,502)
C$	31,455		€20,700	0.6581	(Accrued Exp)	—	(248)	(248)
	£173,624	U.S.$	230,000	1.3247	Prepaid Exp / (Accrued Exp)	3,459	(1,466)	1,993
zł	280,167		£57,586	0.2055	Prepaid Exp / (Accrued Exp)	707	(86)	621
A$	51,043	U.S.$	36,961	0.7241	Prepaid Exp / (Accrued Exp)	97	(213)	(116)
U.S.$	56,847		€49,355	0.8682	Prepaid Exp / (Accrued Exp)	115	(207)	(92)
Total fair value of financial instruments						$8,136	$(11,201)	$(3,065)

The impact of derivative financial instruments on the Consolidated Statements of Income during fiscal 2020, fiscal 2019 and fiscal 2018 are as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	February 1, 2020	February 2, 2019	February 3, 2018
				(53 weeks)
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$4,788	$(2,674)	$1,207
Economic hedges for which hedge accounting was not elected:
Intercompany receivable	Selling, general and administrative expenses	3,257	18,823	—
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(9,780)	1,373	7,946
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	2,652	1,137	(3,042)
International lease liabilities	Cost of sales, including buying and occupancy costs	(1,113)	—	—
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	10,484	60,407	(45,886)
Gain (loss) recognized in income		$10,288	$79,066	$(39,775)
Included in the table above are realized gains of $20.2 million in fiscal 2020 and $73.8 million in fiscal 2019 and losses of $30.5 million in fiscal 2018, all of which were largely offset by gains and losses on the underlying hedged item.
Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019
Level 1
Assets:
Executive Savings Plan investments	$305,777	$253,215
Level 2
Assets:
Foreign currency exchange contracts	$7,240	$8,136
Liabilities:
Foreign currency exchange contracts	$10,278	$7,415
Diesel fuel contracts	9,927	3,786

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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt at February 1, 2020 was $2.3 billion compared to a carrying value of $2.2 billion. The fair value of long-term debt at February 2, 2019 was $2.2 billion compared to a carrying value of $2.2 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
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
All of TJX’s stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. HomeGoods and HomeSense offer home fashions. The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Apparel
Clothing including footwear	51%	52%	52%
Jewelry and accessories	16	15	15
Home fashions	33	33	33
Total	100%	100%	100%
TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income or loss before general corporate expense, interest expense, net and certain separately disclosed unusual or infrequent items. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. These measures of performance should not be considered alternatives to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.

Presented below is financial information with respect to TJX’s business segments:

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019	February 3, 2018
			(53 weeks)
Net sales:
In the United States:
Marmaxx	$25,664,805	$24,057,970	$22,249,105
HomeGoods	6,355,770	5,787,365	5,116,328
TJX Canada	4,031,406	3,869,779	3,642,282
TJX International	5,664,996	5,257,820	4,856,949
Total net sales	$41,716,977	$38,972,934	$35,864,664
Segment profit:
In the United States:
Marmaxx(a)	$3,469,794	$3,253,949	$2,949,358
HomeGoods	680,520	671,871	674,511
TJX Canada	515,559	551,617	530,113
TJX International	307,081	285,790	249,226
Total segment profit	4,972,954	$4,763,227	$4,403,208
General corporate expense	556,745	545,034	515,032
Pension settlement charge	—	36,122	—
Interest expense, net	10,026	8,860	31,588
Income before provision for income taxes	$4,406,183	$4,173,211	$3,856,588
(a)Fiscal 2018 amount includes an impairment charge of $99.3 million for goodwill and certain long-lived assets of Sierra.

Business segment information (continued):

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019	February 3, 2018
Identifiable assets:
In the United States:
Marmaxx	$11,162,890	$6,223,110	$5,676,464
HomeGoods	2,785,006	1,416,687	1,237,811
TJX Canada	1,889,679	914,789	1,459,924
TJX International	4,284,385	2,344,033	2,321,001
Corporate(a)	4,023,043	3,427,410	3,362,815
Total identifiable assets(b)	$24,145,003	$14,326,029	$14,058,015
Capital expenditures:
In the United States:
Marmaxx	$614,624	$598,955	$532,348
HomeGoods	251,864	170,978	149,505
TJX Canada	101,862	82,333	88,761
TJX International	254,766	272,873	287,003
Total capital expenditures	$1,223,116	$1,125,139	$1,057,617
Depreciation and amortization:
In the United States:
Marmaxx	$473,908	$456,420	$399,014
HomeGoods	124,360	110,978	94,709
TJX Canada	66,693	66,365	68,033
TJX International	197,262	180,631	159,010
Corporate(c)	5,080	5,261	5,191
Total depreciation and amortization	$867,303	$819,655	$725,957
(a)Corporate identifiable assets consist primarily of cash, receivables, prepaid insurance, prepaid service contracts, operating lease right of use assets, the trust assets in connection with the Executive Savings Plan and the investment in Familia. Consolidated cash, including cash held in our foreign entities, is included with corporate assets for consistency with the reporting of cash for our segments in the U.S.
(b)See Leases in Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for impact of lease accounting changes.
(c)Includes debt discount accretion and debt expense amortization.
Note H. Stock Incentive Plan
TJX has a Stock Incentive Plan under which options and other share-based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 695.7 million shares with 40.1 million shares available for future grants as of February 1, 2020. TJX issues shares under the plan from authorized but unissued common stock. All share amounts and per share data presented have been adjusted to reflect the two-for-one stock split completed on November 6, 2018.
Total compensation cost related to share-based compensation was $125 million, $103.6 million and $101.4 million in fiscal 2020, 2019 and 2018, respectively. As of February 1, 2020, there was $149.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2 years.
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

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Risk-free interest rate	1.65%	2.88%	1.75%
Dividend yield	1.6%	1.4%	1.5%
Expected volatility factor	23.4%	23.5%	23.5%
Expected option life in years	4.9	4.9	4.8
Weighted average fair value of options issued	$10.84	$11.85	$7.16
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
A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below:

	Fiscal Year Ended
Shares in thousands	February 1, 2020		February 2, 2019		February 3, 2018
	Options	WAEP	Options	WAEP	Options	WAEP
Outstanding at beginning of year	49,053	$32.02	55,260	$27.52	54,706	$24.35
Granted	6,150	56.74	6,143	53.98	9,404	36.61
Exercised	(9,518)	24.40	(11,670)	21.88	(8,192)	16.12
Forfeitures	(620)	46.37	(680)	38.59	(658)	35.70
Outstanding at end of year	45,065	$36.81	49,053	$32.02	55,260	$27.52
Options exercisable at end of year	32,276	$31.04	34,344	$26.95	37,952	$23.28
The total intrinsic value of options exercised was $292.7 million in fiscal 2020, $284.4 million in fiscal 2019 and $176.7 million in fiscal 2018.
The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of February 1, 2020:

	Shares (in thousands)	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest(a)	11,908	$93,671	8.8 years	$51.17
Options exercisable	32,276	$903,847	5.0 years	$31.04
Total outstanding options vested and expected to vest	44,184	$997,518	6.0 years	$36.46
(a)Reflects 12.8 million unvested options, net of anticipated forfeitures.
Stock Awards
TJX granted restricted stock units and performance share units under the Stock Incentive Plan during fiscal 2020. Restricted stock units, performance share units, and previously-granted performance-based stock awards are collectively referred to as stock awards. These awards were granted without a purchase price to the recipient and are subject to vesting conditions. Vesting conditions for performance share units and performance-based stock awards include specified performance criteria, generally for a period of three fiscal years. The grant date fair value of the stock awards is charged to income over the requisite service period during which the recipient must remain employed. The fair value of the stock awards is determined at date of grant in accordance with ASC Topic 718 and, for performance share units and performance-based stock awards, assumes that performance goals will be achieved at target. Performance share units, performance-based stock awards and related compensation costs recognized are adjusted, as applicable, for performance above or below the target specified in the award.

A summary of the status of our nonvested stock awards and changes during fiscal 2020 is presented below:

Shares in thousands	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	3,422	$40.51
Granted	1,002	53.20
Vested	(977)	39.31
Forfeited	(2)	41.17
Nonvested at end of year	3,445	$44.54
There were 1,001,849 shares of restricted stock unit and performance share unit awards, with a weighted average grant date fair value of $53.20, granted in fiscal 2020, 1,267,802 shares of performance-based stock awards, with a weighted average grant date fair value of $41.17, granted in fiscal 2019, and 1,124,012 shares of performance-based stock awards, with a weighted average grant date fair value of $38.36, granted in fiscal 2018. The fair value of performance-based stock awards that vested was $38.4 million in fiscal 2020, $30.1 million in fiscal 2019, and $35.2 million in fiscal 2018.
Other Awards
TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. As of the end of fiscal 2020, a total of 635,974 of these deferred shares were outstanding under the plan.
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

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,221,170	$1,404,089	$96,759	$91,047
Service cost	44,685	45,342	2,059	2,391
Interest cost	52,172	54,355	3,740	3,600
Actuarial (gains)/losses	237,125	(38,304)	4,682	5,955
Settlements	—	(207,369)	—	—
Benefits paid	(19,891)	(33,226)	(2,417)	(6,234)
Expenses paid	(2,845)	(3,717)	—	—
Projected benefit obligation at end of year	$1,532,416	$1,221,170	$104,823	$96,759
Accumulated benefit obligation at end of year	$1,383,298	$1,100,358	$88,038	$80,166

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
Change in plan assets:
Fair value of plan assets at beginning of year	$1,245,335	$1,417,531	$—	$—
Actual return on plan assets	239,675	(27,884)	—	—
Employer contribution	100,000	100,000	2,417	6,234
Settlements	—	(207,369)	—	—
Benefits paid	(19,891)	(33,226)	(2,417)	(6,234)
Expenses paid	(2,845)	(3,717)	—	—
Fair value of plan assets at end of year	$1,562,274	$1,245,335	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,532,416	$1,221,170	$104,823	$96,759
Fair value of plan assets at end of year	1,562,274	1,245,335	—	—
Funded status – excess (asset) obligation	$(29,858)	$(24,165)	$104,823	$96,759
Net (asset) liability recognized on Consolidated Balance Sheets	$(29,858)	$(24,165)	$104,823	$96,759
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$1,181	$1,558	$—	$—
Accumulated actuarial losses	316,695	264,160	32,266	30,709
Amounts included in accumulated other comprehensive income (loss)	$317,876	$265,718	$32,266	$30,709
The Consolidated Balance Sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in accumulated other comprehensive income (loss). The combined net accrued liability of $74.9 million at February 1, 2020 is reflected on the balance sheet as of that date as a current liability of $3.0 million, a long-term liability of $101.8 million, and a long-term asset of $29.9 million. The combined net accrued liability of $72.6 at February 2, 2019 is reflected on the balance sheet as of that date as a current liability of $4.7 million, a long-term liability of $92.1 million, and a long-term asset of $24.2 million.
The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2021 for the funded plan is $0.4 million. The estimated net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2021 is $21.7 million for the funded plan and $4.1 million for the unfunded plan.
TJX determined the assumed discount rate using the BOND: Link model in fiscal 2020 and fiscal 2019. TJX uses the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans’ expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
Discount rate	3.30%	4.30%	3.10%	4.10%
Rate of compensation increase(a)	4.00%	4.00%	4.00%	6.00%
(a)As of fiscal 2020, the rate of compensation increase for the Unfunded Plan, reflects the rate for participants eligible for the alternative benefit as the participants eligible for the primary benefit no longer accrue benefits under this plan. For fiscal 2019, the table reflects the rate for participants eligible for the primary benefit..

TJX made aggregate cash contributions of $102.4 million in fiscal 2020, $106.2 million in fiscal 2019 and $105.0 million in fiscal 2018 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. We do not anticipate any required funding in fiscal 2021 for the funded plan. We anticipate making contributions of $3.1 million to provide current benefits coming due under the unfunded plan in fiscal 2021.
The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) related to our pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019	February 3, 2018	February 1, 2020	February 2, 2019	February 3, 2018
Net periodic pension cost:
Service cost	$44,685	$45,342	$46,845	$2,059	$2,391	$1,888
Interest cost	52,172	54,355	55,301	3,740	3,600	3,316
Expected return on plan assets	(74,141)	(79,190)	(69,345)	—	—	—
Amortization of prior service cost	377	377	377	—	—	—
Amortization of net actuarial loss	19,055	12,250	21,557	3,124	3,409	2,852
Settlement charge	—	36,122	—	—	—	—
Total expense	$42,148	$69,256	$54,735	$8,923	$9,400	$8,056
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	71,590	$68,770	$(38,293)	$4,682	$5,955	$4,580
Amortization of net (loss)	(19,055)	(12,250)	(21,557)	(3,124)	(3,409)	(2,852)
Settlement charge	—	(36,122)	—	—	—	—
Amortization of prior service cost	(377)	(377)	(377)	—	—	—
Total recognized in other comprehensive income (loss)	$52,158	$20,021	$(60,227)	$1,558	$2,546	$1,728
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$94,306	$89,277	$(5,492)	$10,481	$11,946	$9,784
Weighted average assumptions for expense purposes:
Discount rate	4.30%	4.00%/4.40%	4.40%	4.10%	3.80%	4.00%
Expected rate of return on plan assets	6.00%	6.00%/6.00%	6.00%	N/A	N/A	N/A
Rate of compensation increase(a)	4.00%	4.00%	4.00%	6.00%	6.00%	6.00%
(a)The rate of compensation increase for participants eligible for the primary benefit under the unfunded plan is 6.00%. The assumed rate of compensation increase for participants eligible for the alternative benefit under the unfunded plan is 4.00%.
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
The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In thousands	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year
2021	$30,035	$3,065
2022	34,911	6,970
2023	40,317	42,629
2024	46,097	5,983
2025	51,884	6,587
2026 through 2030	343,185	33,356
The following table presents the fair value hierarchy (See Note F—Fair Value Measurements of Notes to Consolidated Financial Statements) for pension assets measured at fair value on a recurring basis as of February 1, 2020 and February 2, 2019:

	Funded Plan at February 1, 2020
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$109,953	$—	$109,953
Equity Securities	231,607	—	231,607
Fixed Income Securities:
Corporate and government bond funds	—	480,519	480,519
Futures Contracts	—	(2,540)	(2,540)
Total assets in the fair value hierarchy	$341,560	$477,979	$819,539
Assets measured at net asset value(a)	—	—	742,735
Fair value of assets	$341,560	$477,979	$1,562,274

	Funded Plan at February 2, 2019
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$111,803	$—	$111,803
Equity Securities	226,042	—	226,042
Fixed Income Securities:
Corporate and government bond funds	—	376,438	376,438
Futures Contracts	—	1,029	1,029
Total assets in the fair value hierarchy	$337,845	$377,467	$715,312
Assets measured at net asset value(a)	—	—	530,023
Fair value of assets	$337,845	$377,467	$1,245,335
(a)In accordance with Subtopic 820-10, certain investments that were measured using net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of assets presented above.
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
The following is a summary of TJX’s target allocation guidelines for qualified pension plan assets as of February 1, 2020 along with the actual allocation of qualified pension plan assets as of the valuation date for the fiscal years presented:

	Target Allocation	February 1, 2020	February 2, 2019
Return-seeking assets	50%	44%	43%
Liability-hedging assets	50%	49%	49%
All other – primarily cash	—%	7%	8%
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
Other Retirement Benefits
TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees and a similar type of plan for eligible employees in Puerto Rico. Employees may contribute up to 50% of eligible pay, subject to limitations. TJX matches employee contributions, up to 5% of eligible pay, including a basic match at rates of 25% or 75% (based upon date of hire and other eligibility criteria) plus a discretionary match, generally up to 25%, based on TJX’s performance. TJX may also make additional discretionary contributions. Eligible employees are automatically enrolled in the U.S. plan at a 2% deferral rate, unless the employee elects otherwise. The total cost of TJX contributions to these plans was $59.3 million in fiscal 2020, $60.8 million in fiscal 2019 and $54.5 million in fiscal 2018.
TJX also has a nonqualified savings plan (the Executive Savings Plan) for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $6.6 million in fiscal 2020, $6.0 million in fiscal 2019 and $6.3 million in fiscal 2018. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.
In addition to the plans described above, TJX also contributes to retirement/deferred savings programs for eligible Associates at certain of its foreign subsidiaries. We contributed $20.2 million for these programs in fiscal 2020, $15.3 million for these programs in fiscal 2019 and $12.6 million in fiscal 2018.

Multiemployer Pension Plans
TJX contributes to certain multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $20.2 million in fiscal 2020, $18.5 million in fiscal 2019 and $16.3 million in fiscal 2018 to the Legacy Plan of the National Retirement Fund (EIN #13-6130178, plan #1), the Adjustable Plan of the National Retirement Fund (EIN #13-6130178, plan #2), and their respective successor funds described below. TJX was listed in the Form 5500 for the Legacy Plan of the National Retirement Fund and the Adjustable Plan of the National Retirement Fund as providing more than 5% of the total contributions for the plan year ending December 31, 2018. Based on information available to TJX, effective January 1, 2018 a portion of each of the Legacy Plan of the National Retirement Fund and the Adjustable Plan of the National Retirement Fund was transferred to the Legacy Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #1) and the Adjustable Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #2), respectively, two newly established multiemployer defined benefit pension plans. In addition, based on information available to TJX, the Pension Protection Act Zone Status for each of the Legacy Plan of the National Retirement Fund and the Legacy Plan of the UNITE HERE Retirement Fund is Critical and rehabilitation plans have been implemented.
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
Note J. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of February 1, 2020 and February 2, 2019. All amounts are net of unamortized debt discounts.

In thousands	February 1, 2020	February 2, 2019
General corporate debt:
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $145 and $189 in fiscal 2020 and 2019, respectively)	$499,855	$499,811
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $100 and $174 in fiscal 2020 and 2019, respectively)	749,900	749,826
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $4,911 and $5,657 in fiscal 2020 and 2019, respectively)	995,089	994,343
Debt issuance cost	(8,219)	(10,364)
Total long-term debt	$2,236,625	$2,233,616
The aggregate maturities of long-term debt, inclusive of current installments at February 1, 2020 are as follows:

In thousands	Long-Term Debt
Fiscal Year 2021	$—
2022	750,000
2023	—
2024	500,000
2025	—
Later years	1,000,000
Less: amount representing unamortized debt discount	(5,156)
Less: amount representing debt issuance cost	(8,219)
Aggregate maturities of long-term debt	$2,236,625

At February 1, 2020, TJX had outstanding $1.0 billion aggregate principal amount of 2.25% ten-year notes due September 2026 and $500 million aggregate principal amount of 2.50% ten-year notes due May 2023. TJX entered into a rate-lock agreement to hedge $700 million of the 2.25% notes and $250 million of the 2.50% notes. The cost of these agreements are being amortized to interest expense over the term of the notes resulting in an effective fixed rate of 2.36% for the 2.25% notes and 2.57% for the 2.50% notes.
At February 1, 2020, TJX also had outstanding $750 million aggregate principal amount of 2.75% seven-year notes due June 2021. TJX also entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.75% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $7.9 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.
TJX has two $500 million revolving credit facilities, one which matures in March 2022 and one which matures in May 2024, both were outstanding as of February 1, 2020 and February 2, 2019. During fiscal 2020, the Company amended the two agreements to reflect the impact of implementing the new lease accounting standard under ASC 842 related to the definition of rental costs used within the debt covenant calculation. For additional information about the implementation of ASC 842, see Leases within Note A—Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements. In addition, the maturity date for one of the revolving credit facilities was extended from March 2020 to May 2024.
The terms and covenants under the revolving credit facilities require quarterly payments of 6.0 basis points per annum on the committed amounts for both agreements. This rate is based on the credit ratings of TJX’s long-term debt and will vary with specified changes in the credit ratings. These agreements have no compensating balance requirements and have various covenants. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.25 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented. As of February 1, 2020 and February 2, 2019, and during the years then ended, there were no amounts outstanding under these facilities. On March 20, 2020, the Company drew down $1 billion under these facilities. For additional information, see Note Q—Subsequent Event.
As of February 1, 2020 and February 2, 2019, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of February 1, 2020 and February 2, 2019, and during the years then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of February 1, 2020 and February 2, 2019, our European business at TJX International had an uncommitted credit line of £5 million. As of February 1, 2020 and February 2, 2019, and during the years then ended, there were no amounts outstanding on the European credit line.
Note K. Income Taxes
The 2017 Tax Act made broad and complex changes to the U.S. tax code which had a significant impact on our fiscal 2018 and fiscal 2019 tax expense, including reducing the U.S. federal corporate tax rate from 35% to 21%, expanded rules regarding expensing of fixed assets, and required one-time transition tax on certain undistributed earnings of foreign subsidiaries. Other provisions that became effective in Fiscal 2019 impacting income taxes include: an exemption from U.S. tax on dividends of future foreign earnings, expanded limitations on executive compensation, a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e. global intangible low-taxed income or “GILTI”), and allows a benefit for foreign derived intangible income (“FDII”).
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the 2017 Tax Act. We completed our analysis in the fourth quarter of fiscal 2019 and determined there was no material adjustment to the income tax expense. We have recorded current tax on GILTI relative to fiscal 2020 operations and will continue to account for GILTI as a period cost when incurred.
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019	February 3, 2018
			(53 weeks)
United States	$3,742,227	$3,463,785	$3,255,057
Foreign	663,956	709,426	601,531
Income before provision for income taxes	$4,406,183	$4,173,211	$3,856,588

The provision for income taxes includes the following:

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019	February 3, 2018
			(53 weeks)
Current:
Federal	$708,508	$711,369	$1,063,141
State	250,830	251,187	160,650
Foreign	181,061	238,692	161,974
Deferred:
Federal	9,409	(62,278)	(164,523)
State	(8,203)	(27,831)	27,595
Foreign	(7,615)	2,274	(197)
Provision for income taxes	$1,133,990	$1,113,413	$1,248,640
TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019
Deferred tax assets:
Net operating loss carryforward	$57,886	$49,489
Reserves for lease obligations	3,114	2,799
Pension, stock compensation, postretirement and employee benefits	290,144	273,482
Leases(a)	—	45,740
Operating lease liabilities(a)	2,384,486	—
Accruals and reserves	54,550	42,709
Other	83,707	65,776
Total gross deferred tax assets	$2,873,887	$479,995
Valuation allowance	(60,086)	(51,711)
Net deferred tax asset	$2,813,801	$428,284
Deferred tax liabilities:
Property, plant and equipment	$557,848	$497,906
Capitalized inventory	46,778	42,981
Operating lease right of use assets(a)	2,315,690	—
Tradename/intangibles	15,705	14,019
Undistributed foreign earnings	1,806	1,856
Other	6,012	23,246
Total deferred tax liabilities	$2,943,839	$580,008
Net deferred tax (liability)	$(130,038)	$(151,724)
Non-current asset	$12,132	$6,467
Non-current liability	(142,170)	(158,191)
Total	$(130,038)	$(151,724)
(a) See Leases in Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for impact of lease accounting changes.

TJX has provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through February 1, 2020. We have not provided for federal, state, or foreign withholding taxes on the approximately $1.5 billion of undistributed earnings related to all other foreign subsidiaries as such earnings are considered to be indefinitely reinvested in the business. The net amount of unrecognized state and foreign withholding tax liabilities related to the undistributed earnings is not material.
As of February 1, 2020 and February 2, 2019, for state income tax purposes, TJX had net operating loss carryforwards of $190.3 million and $133.2 million respectively, which expire, if unused, in the years 2021 through 2039. TJX has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance of $13 million has been provided for the deferred tax asset as of February 1, 2020 and $10 million as of February 2, 2019.
As of February 1, 2020 and February 2, 2019, the Company had available for foreign income tax purposes (related to Australia, Austria and the Netherlands) net operating loss carryforwards of $156.4 million and $138.8 million respectively, of which $22 million will expire, if unused, in fiscal years 2025 through 2028. The remaining loss carryforwards do not expire. For the deferred tax assets associated with the net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized, TJX had valuation allowances recorded of approximately $46.9 million as of February 1, 2020, and approximately $41.7 million as of February 2, 2019.
The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
			(53 weeks)
U.S. federal statutory income tax rate	21.0%	21.0%	33.7%
Effective state income tax rate	4.6	4.5	3.6
Impact of foreign operations	0.8	1.2	(0.1)
Excess share-based compensation	(1.3)	(1.2)	(1.3)
Impact of 2017 Tax Act	—	1.5	(2.3)
All other	0.6	(0.3)	(1.2)
Worldwide effective income tax rate	25.7%	26.7%	32.4%
TJX’s effective income tax rate decreased for fiscal 2020 as compared to fiscal 2019. The decrease in the fiscal 2020 effective income tax rate is primarily driven by fiscal 2019 including a charge related to the 2017 Tax Act that was not incurred in fiscal 2020 and change in the jurisdictional mix of income.
TJX had net unrecognized tax benefits of $254.8 million as of February 1, 2020, $233.4 million as of February 2, 2019 and $57.3 million as of February 3, 2018.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019	February 3, 2018
Balance, beginning of year	$244,195	$61,704	$49,092
Additions for uncertain tax positions taken in current year	21,559	7,406	6,504
Additions for uncertain tax positions taken in prior years	722	177,741	7,990
Reductions for uncertain tax positions taken in prior years	—	—	(587)
Reductions resulting from lapse of statute of limitations	(4,022)	(1,388)	(1,295)
Settlements with tax authorities	(3,095)	(1,268)	—
Balance, end of year	$259,359	$244,195	$61,704
Included in the gross amount of unrecognized tax benefits are items that will impact future effective tax rates upon recognition. These items amounted to $240 million as of February 1, 2020, $222 million as of February 2, 2019 and $55.8 million as of February 3, 2018.

TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2012 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $4.7 million for the year ended February 1, 2020, $11.9 million for the year ended February 2, 2019 and $1.9 million for the year ended February 3, 2018. The accrued amounts for interest and penalties are $27.9 million as of February 1, 2020, $23.6 million as of February 2, 2019 and $11.9 million as of February 3, 2018.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of February 1, 2020. During the next twelve months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by $0 to $31 million, which would reduce the provision for taxes on earnings.
Note L. Leases
TJX is committed under long-term leases related to its continuing operations for the rental of real estate and certain service contracts containing embedded leases, all of which are operating leases. Real estate leases represent virtually all of our store locations as well as some of our distribution centers and office space. Most of TJX’s leases in the U.S. and Canada are store operating leases with ten-year terms and options to extend for one or more five-year periods. Leases in Europe generally have an initial term of ten to fifteen years and leases in Australia generally have an initial lease term of primarily seven to ten years, some of which have options to extend. Many of the Company's leases have options to terminate prior to the lease expiration date. The exercise of both lease renewal and termination options is at our sole discretion and is not reasonably certain at lease commencement. The Company has deemed that the expense of store renovations makes the renewal of the next lease option reasonably certain to be exercised after these renovations occur.
While the overwhelming majority of leases have fixed payment schedules, some leases have variable lease payments based on market indices adjusted periodically for inflation, or include rental payments based on a percentage of retail sales over contractual levels. In addition, for real estate leases, TJX is generally required to pay insurance, real estate taxes and other operating expenses including common area maintenance based on a proportionate share of premises, and some of these costs are based on a market index, primarily in Canada. For leases with these payments based on a market index, the initial lease payment amount is used in the calculation of the operating lease liability and corresponding operating lease assets included on the Consolidated Balance Sheets. Future payment changes to these market index rate leases are not reflected in the operating lease liability and are instead included in variable lease cost. Variable lease cost also includes variable operating expenses for third party service centers and dedicated transportation contracts that are deemed embedded leases. The operating lease ROU assets also includes any lease payments made in advance of the assets use and is reduced by lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Supplemental balance sheet information related to leases as of February 1, 2020 is as follows:

February 1, 2020
Weighted-average remaining lease term	7.2 years
Weighted-average discount rate	2.9%

The following table is a summary of the Company’s components of net lease cost for the fiscal year ended February 1, 2020:

In thousands	Classification	February 1, 2020
Operating lease cost	Cost of sales, including buying and occupancy costs	$1,752,122
Variable and short term lease cost	Cost of sales, including buying and occupancy costs	1,226,716
Total lease cost		$2,978,838

Supplemental cash flow information related to leases for the fiscal year ended February 1, 2020 is as follows:

In thousands	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,736,403
Lease liabilities arising from obtaining right of use assets	$1,786,212
The following table summarizes the maturity of lease liabilities under operating leases as of February 1, 2020:

In thousands	February 1, 2020
Fiscal year 2021	$1,781,208
2022	1,667,836
2023	1,511,599
2024	1,327,875
2025	1,100,887
Later years	2,828,567
Total lease payments(a)	10,217,972
Less: imputed interest(b)	990,123
Total lease liabilities(c)	$9,227,849
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

The following table represents the gross minimum rental commitments under noncancelable leases as of the fiscal year ended February 2, 2019, prior to our adoption of Topic 842:

In thousands	February 2, 2019
Fiscal year 2020	$1,676,700
2021	1,603,378
2022	1,441,444
2023	1,253,420
2024	1,042,184
Later years	2,774,845
Total lease payments	$9,791,971

Note M. Accrued Expenses and Other Liabilities, Current and Long Term
The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019
Employee compensation and benefits, current	$771,740	$737,920
Merchandise credits and gift certificates	500,844	450,302
Occupancy costs, including rent, utilities and real estate taxes	283,383	243,192
Dividends payable	281,703	241,972
Sales tax collections and V.A.T. taxes	195,059	170,249
Accrued capital additions	125,361	119,172
All other current liabilities	883,684	770,269
Total accrued expenses and other current liabilities	$3,041,774	$2,733,076
All other current liabilities include accruals for expense payables, insurance, customer rewards liability, reserve for sales returns, reserve for taxes, advertising, fair value of derivatives, interest and other items, each of which is individually less than 5% of current liabilities.
The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019
Employee compensation and benefits, long-term	$514,788	$449,065
Tax reserve, long-term	255,371	235,467
Asset retirement obligation	52,214	49,692
Accrued rent(a)	—	269,057
Build-to-suit lease obligations(b)	—	243,258
Landlord allowances(a)	—	80,425
All other long-term liabilities	28,743	27,278
Total other long-term liabilities	$851,116	$1,354,242
(a)Accrued rent (straight line rent) and landlord allowances were reclassified to Operating lease right of use assets upon adoption of the new accounting standard in fiscal 2020. See Note A—Basis of Presentation and Summary of Accounting Policies for additional information.
(b)Build-to-suit lease obligations were de-recognized under the new lease accounting standard in fiscal 2020. See Note A—Basis of Presentation and Summary of Accounting Policies for additional information.
Note N. Contingent Obligations, Contingencies, and Commitments
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
TJX may also be contingently liable on up to eight leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote, and has contingent obligations in connection with certain assigned or sublet properties that TJX is able to estimate. We estimate that the undiscounted obligations of (i) leases of former operations not included in our reserve for former operations and (ii) properties of our former operations if the subtenants or assignees do not fulfill their obligations, are approximately $28.0 million as of February 1, 2020. We believe that most or all of these contingent obligations will not revert to us and, to the extent they do, will be resolved for substantially less due to mitigating factors including our expectation to further sublet.

TJX is a party to various agreements under which it may be obligated to indemnify the other party with respect to certain losses related to matters including title to assets sold, specified environmental matters or certain income taxes. These obligations are often limited in and amount. There are no amounts reflected in our Consolidated Balance Sheets with respect to these contingent obligations.
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
Letters of Credit
TJX had outstanding letters of credit totaling $29.6 million as of February 1, 2020 and $41.9 million as of February 2, 2019. Letters of credit are issued by TJX primarily for the purchase of inventory.
Note O. Supplemental Cash Flow Information
TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In thousands	February 1, 2020	February 2, 2019	February 3, 2018
			(53 weeks)
Cash paid for:
Interest on debt	$56,322	$64,007	$64,308
Income taxes	1,280,680	1,147,511	1,289,964
Non-cash investing and financing activity:
Build-to-suit construction in progress(a)	$—	$(40,911)	$(27,207)
Build-to-suit lease obligation(a)	—	40,911	27,207
Dividends payable	40,226	42,943	29,836
Property additions	6,189	28,836	(21,627)
(a)The assets and liabilities related to non-TJX owned properties that had previously existed under build-to-suit accounting have been de-recognized in fiscal 2020 upon adoption of the new lease accounting standard.

Note P. Selected Quarterly Financial Data (Unaudited)
Presented below is selected quarterly consolidated financial data for fiscal 2020 and fiscal 2019 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

Amounts in thousands except per share amounts	First Quarter	Second Quarter	Third Quarter(b)	Fourth Quarter
Fiscal Year Ended February 1, 2020
Net sales	$9,277,585	$9,781,596	$10,451,334	$12,206,462
Gross earnings(a)	2,639,700	2,755,539	3,011,301	3,464,657
Net income	700,178	758,962	828,263	984,790
Basic earnings per share	0.58	0.63	0.69	0.82
Diluted earnings per share	0.57	0.62	0.68	0.81
Fiscal Year Ended February 2, 2019
Net sales	$8,688,720	$9,331,115	$9,825,759	$11,127,340
Gross earnings(a)	2,510,481	2,695,300	2,842,276	3,093,700
Net income	716,381	739,626	762,253	841,538
Basic earnings per share	0.57	0.59	0.62	0.69
Diluted earnings per share	0.56	0.58	0.61	0.68
(a)Gross earnings equal net sales less cost of sales, including buying and occupancy costs.
(b)The third quarter of fiscal 2019 includes a $36.1 million pension settlement charge.
Note Q. Subsequent Event
In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and responses and guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, effective March 19, 2020, the Company closed all of its stores for at least two weeks and has temporarily closed its online businesses, its distribution centers and its offices with Associates working remotely where possible. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.
In addition, we have taken several steps to further strengthen our financial position and balance sheet, and maintain financial liquidity and flexibility, including, suspending our share repurchase program, reviewing operating expenses, evaluating merchandise purchases, reducing capital expenditures and drawing down $1.0 billion on our revolving credit facilities. As of March 20, 2020, the Company had $1.0 billion outstanding under these facilities. In addition the Company does not intend to declare a dividend for the first quarter of fiscal 2021, and we continue to evaluate our dividend program in the near term.
As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described above may change. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.