Form 10-Q
period 2020-05-02
TJX COMPANIES INC /DE/
filed 2020-05-21
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of May 2, 2020: 1,197,877,094

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	$4,408,888	$9,277,585
Cost of sales, including buying and occupancy costs	4,414,465	6,637,885
Selling, general and administrative expenses	1,313,920	1,702,401
Interest expense, net	23,351	817
(Loss) income before income taxes	(1,342,848)	936,482
Benefit (provision) for income taxes	455,359	(236,304)
Net (loss) income	$(887,489)	$700,178
Basic (loss) earnings per share	$(0.74)	$0.58
Weighted average common shares – basic	1,197,809	1,214,531
Diluted (loss) earnings per share	$(0.74)	$0.57
Weighted average common shares – diluted	1,197,809	1,233,407
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net (loss) income	$(887,489)	$700,178
Additions to other comprehensive (loss) income:
Foreign currency translation adjustments, net of related tax benefit of $6,948 in fiscal 2021 and tax provision of $2,633 in fiscal 2020	(129,158)	(7,161)
Reclassifications from other comprehensive loss to net (loss) income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $1,746 in fiscal 2021 and $1,453 in fiscal 2020	4,797	3,992
Amortization of loss on cash flow hedge, net of related tax provisions of $76 in fiscal 2021 and $76 in fiscal 2020	208	208
Other comprehensive (loss) income, net of tax	(124,153)	(2,961)
Total comprehensive (loss) income	$(1,011,642)	$697,217
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	May 2, 2020	February 1, 2020	May 4, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,287,835	$3,216,752	$2,235,056
Accounts receivable, net	172,463	386,261	393,276
Merchandise inventories	4,945,720	4,872,592	5,057,202
Prepaid expenses and other current assets	408,587	368,048	343,170
Federal, state and foreign income taxes recoverable	481,643	46,969	38,508
Total current assets	10,296,248	8,890,622	8,067,212
Net property at cost	5,201,697	5,325,048	5,018,598
Non-current deferred income taxes, net	36,742	12,132	5,801
Operating lease right of use assets	9,073,898	9,060,332	8,810,367
Goodwill	94,469	95,546	96,685
Other assets	712,186	761,323	490,401
TOTAL ASSETS	$25,415,240	$24,145,003	$22,489,064
LIABILITIES
Current liabilities:
Accounts payable	$1,071,190	$2,672,557	$2,578,370
Accrued expenses and other current liabilities	2,187,885	3,041,774	2,468,588
Current portion of operating lease liabilities	1,399,290	1,411,216	1,343,243
Federal, state and foreign income taxes payable	11,182	24,700	190,818
Total current liabilities	4,669,547	7,150,247	6,581,019
Other long-term liabilities	786,008	851,116	752,968
Non-current deferred income taxes, net	113,229	142,170	167,283
Long-term operating lease liabilities	7,914,825	7,816,633	7,621,531
Long-term debt	7,192,413	2,236,625	2,234,368
Commitments and contingencies (See Note L)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,197,877,094; 1,199,099,768 and 1,212,667,546 respectively	1,197,877	1,199,100	1,212,668
Additional paid-in capital	8,104	—	—
Accumulated other comprehensive (loss) income	(797,324)	(673,171)	(633,282)
Retained earnings	4,330,561	5,422,283	4,552,509
Total shareholders’ equity	4,739,218	5,948,212	5,131,895
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,415,240	$24,145,003	$22,489,064
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net (loss) income	$(887,489)	$700,178
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	219,460	212,201
Loss on property disposals and impairment charges	26,424	2,304
Deferred income tax (benefit) provision	(48,464)	8,098
Share-based compensation	(11,531)	25,732
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	210,419	(47,658)
(Increase) in merchandise inventories	(136,027)	(487,085)
(Increase) in income taxes recoverable	(434,674)	(25,716)
(Increase) decrease in prepaid expenses and other current assets	(39,580)	11,725
(Decrease) in accounts payable	(1,567,597)	(60,472)
(Decrease) in accrued expenses and other liabilities	(578,178)	(240,156)
(Decrease) increase in income taxes payable	(13,290)	38,217
Increase in net operating lease liabilities	65,578	17,640
Other, net	34,466	(5,769)
Net cash (used in) provided by operating activities	(3,160,483)	149,239
Cash flows from investing activities:
Property additions	(210,525)	(316,909)
Purchase of investments	(14,792)	(14,642)
Sales and maturities of investments	4,214	4,842
Net cash (used in) investing activities	(221,103)	(326,709)
Cash flows from financing activities:
Proceeds from long-term debt	4,988,452	—
Cash payments for debt issuance expenses	(33,872)	—
Cash payments for repurchase of common stock	(201,500)	(397,294)
Cash dividends paid	(278,250)	(238,758)
Proceeds from issuance of common stock	37,444	59,772
Cash payments of employee tax withholdings for performance based stock awards	(21,765)	(23,305)
Net cash provided by (used in) financing activities	4,490,509	(599,585)
Effect of exchange rate changes on cash	(37,840)	(18,118)
Net increase (decrease) in cash and cash equivalents	1,071,083	(795,173)
Cash and cash equivalents at beginning of year	3,216,752	3,030,229
Cash and cash equivalents at end of period	$4,287,835	$2,235,056
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 1, 2020	1,199,100	$1,199,100	$—	$(673,171)	$5,422,283	$5,948,212
Net (loss) income	—	—	—	—	(887,489)	(887,489)
Other comprehensive income, net of tax	—	—	—	(124,153)	—	(124,153)
Recognition (reversal) of share-based compensation	—	—	20,304	—	(31,835)	(11,531)
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	2,164	2,164	13,515	—	—	15,679
Common stock repurchased and retired	(3,387)	(3,387)	(25,715)	—	(172,398)	(201,500)
Balance, May 2, 2020	1,197,877	$1,197,877	$8,104	$(797,324)	$4,330,561	$4,739,218

	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 2, 2019	1,217,183	$1,217,183	$—	$(630,321)	$4,461,744	$5,048,606
Net income	—	—	—	—	700,178	700,178
Cumulative effect of accounting change	—	—	—	—	403	403
Other comprehensive (loss), net of tax	—	—	—	(2,961)	—	(2,961)
Cash dividends declared on common stock	—	—	—	—	(279,236)	(279,236)
Recognition of share-based compensation	—	—	25,732	—	—	25,732
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	3,142	3,142	33,325	—	—	36,467
Common stock repurchased and retired	(7,657)	(7,657)	(59,057)	—	(330,580)	(397,294)
Balance, May 4, 2019	1,212,668	$1,212,668	$—	$(633,282)	$4,552,509	$5,131,895
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These Consolidated Financial Statements and Notes thereto are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its Consolidated Financial Statements for the periods reported, all in conformity with GAAP consistently applied. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. The Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (“fiscal 2020”).
These interim results are not necessarily indicative of results for the full fiscal year. TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year, as well as the uncertainty surrounding the financial impact of the novel coronavirus (“COVID-19”) pandemic as discussed in Note B—Impact of the COVID-19 Pandemic.
The February 1, 2020 balance sheet data was derived from audited Consolidated Financial Statements and does not include all disclosures required by GAAP.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends January 30, 2021 (“fiscal 2021”) and is a 52-week fiscal year. Fiscal 2020 was also a 52-week fiscal year.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to leases, inventory valuation, impairment of long-lived assets, goodwill and tradenames, reserves for uncertain tax positions and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. The Company considered COVID-19 related impacts to its estimates, as appropriate, within its unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods. We believe that our accounting estimates are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic and the associated containment and remediation efforts. Actual amounts could differ from these estimates, and such differences could be material.
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In thousands	May 2, 2020	May 4, 2019
Balance, beginning of year	$500,844	$450,302
Deferred revenue	158,948	340,600
Effect of exchange rates changes on deferred revenue	(4,680)	(648)
Revenue recognized	(180,062)	(383,658)
Balance, end of period	$475,050	$406,596
Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

Equity Investment
On November 18, 2019, the Company, through a wholly owned subsidiary, completed an investment of $225 million, excluding acquisition costs, for a 25% ownership stake in privately held Familia, an established, off-price apparel and home fashions retailer with more than 275 stores throughout Russia. The Company's investment represents a non-controlling, minority position and is accounted for under the equity method of accounting.
Included in the initial carrying value of $225 million, which represents the fair value on the transaction date, was a basis difference of $212 million related to the difference between the cost of the investment and the Company's proportionate share of the net assets of Familia. Goodwill comprised $186 million of the difference, and the remainder was allocated to Familia tradename, customer relationships and basis adjustments to convert Familia from International Financial Reporting Standards to U.S. GAAP, primarily for lease accounting. The carrying value of the equity method investment is primarily adjusted for the Company's share in the earnings of Familia, as adjusted for basis differences, and the foreign currency exchange translation adjustment related to translating the investment from Russian Rubles to U.S. dollar. The Company amortizes the tradename and customer relationships over their useful lives of 10 and 7 years, respectively, using the straight-line method.
This investment is included in other assets on our Consolidated Balance Sheets. The Company reports its share of Familia’s results on a one-quarter lag, and earnings from the Company's investment in Familia for the three months ended May 2, 2020 were $0.4 million, which has been recorded in our Consolidated Statements of (Loss) Income as a reduction to Selling, general and administrative expenses. Revaluing the investment from Russian Rubles to the U.S. dollar as of May 2, 2020 resulted in a cumulative translation loss and reduced the carrying value of our investment by $32 million. The cumulative translation loss has been recorded in our Consolidated Balance Sheets as a component of Accumulated other comprehensive (loss) income. The carrying value of the equity investment on the Consolidated Balance Sheets at May 2, 2020, including acquisition costs of $6 million, was $199 million.
We assess this investment for impairment if a decline in fair value of our investment is deemed other than temporary. Familia operations have also been impacted by the COVID-19 pandemic and virtually all stores have been temporarily closed. We have not impaired our investment due to our belief that any decline in fair value of our investment is temporary as Familia anticipates reopening stores sometime in June if government guidelines so permit and that it has adequate liquidity to deal with the temporary store closures.
Leases
Supplemental cash flow information related to leases for the thirteen weeks ended May 2, 2020 and May 4, 2019 is as follows:

	Thirteen Weeks Ended
In thousands	May 2, 2020	May 4, 2019
Operating cash flows paid for operating leases	$445,901	$421,488
Lease liabilities arising from obtaining right of use assets	$553,075	$453,198
Recently Adopted Accounting Standards
Simplified Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance related to simplified accounting for income taxes. The new standard simplifies accounting for income taxes by removing certain exceptions to the general principals in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company reviewed the provisions of this standard and determined that most of them do not apply to TJX. The most significant impact to the Company is the simplification of the tax benefit calculation recognized on pre-tax losses in interim periods. The Company elected to early adopt this standard as of February 2, 2020, which did not have an impact on the Company's financial statements or disclosures for first quarter 2021.
From time to time, the FASB or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we have reviewed the guidance and have determined that they will not apply or are not expected to be material to our Consolidated Financial Statements upon adoption and therefore, are not disclosed.

Note B. Impact of the COVID-19 Pandemic
In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, the Company temporarily closed all of its stores, distribution centers and offices, and online businesses, with Associates working remotely where possible. These and other factors have had and may continue to have a material impact on our business, results of operations, financial position and cash flows. The Company amended its revolving credit facilities agreements and as a result, we expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations. As the ongoing public health impact and the associated containment and remediation efforts related to the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described below may change.
Financial Actions
Balance Sheet, Cash Flow and Liquidity
We have taken steps to further strengthen our financial position and balance sheet, and to maintain financial liquidity and flexibility, including suspending our share repurchase program, reviewing and reducing operating expenses, reducing the fiscal 2021 capital expenditure plan to a range of $0.4 billion to $0.6 billion, lowering fiscal 2021 store openings to approximately 50 stores, pausing a majority of our planned store remodels, and delaying a majority of distribution center, home office and IT capital spending. In addition, the Company drew down the entire $1.0 billion on our revolving credit facilities and issued $4.0 billion in aggregate principal long-term debt. For additional information on the new debt issuances, see Note J—Long-Term Debt and Credit Lines. The Company did not declare a dividend for the first quarter of 2021, and at this time does not expect to declare a dividend in the second quarter of fiscal 2021. The Company is committed to resuming dividend payments for the long term whenever the environment and its business stabilize.
During the first quarter of fiscal 2021, we negotiated rent deferrals (primarily for second quarter lease payments) for a significant number of our stores, with repayment at later dates, primarily in fiscal 2022. Consistent with updated guidance from the FASB in April 2020, we have elected to treat the COVID-19 pandemic-related rent deferrals as a resolution of a contingency by remeasuring the remaining consideration in the contract, with a corresponding adjustment to the right-of-use asset, using the remeasured consideration. The Company did not reassess the lease classification and did not update the discount rate used to measure the lease liability.
For the first quarter of fiscal 2021, as a result of the COVID-19 pandemic, and store closures, the Company evaluated the value of its inventory. Permanent markdowns, which have been or are expected to be taken upon reopening of the stores, on transitional or out of season merchandise and merchandise that was already in markdown status, combined with the write-off of perishable goods, resulted in a reduction of approximately $0.5 billion in inventory at May 2, 2020. While the Company recognized these markdowns in the first quarter of fiscal 2021, the non-perishable inventory is expected to be sold in the second quarter of fiscal 2021.
TJX evaluates its long-lived assets, operating lease right of use assets, goodwill and tradenames for indicators of impairment at least annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Given the substantial reduction in our sales and the reduced cash flow projections as a result of the store closures due to the COVID-19 pandemic, we determined that a triggering event occurred and that an impairment assessment was warranted for certain stores. This analysis resulted in an immaterial amount of impairment charges related to long-lived assets and operating lease right of use assets in the first quarter of fiscal 2021.
As a result of the global COVID-19 pandemic, governments in the U.S., United Kingdom ("U.K."), Canada and various other jurisdictions have implemented programs to encourage companies to retain and pay employees that are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. TJX continued to pay all employees through at least April 11, 2020 and continues to provide benefits for furloughed eligible impacted employees that are unable to work. As such, we qualify for certain of these provisions which will partially offset related expenses. During the quarter ended May 2, 2020, these programs reduced our expenses by approximately $0.2 billion on our Consolidated Statements of (Loss) Income and increased our Accounts receivable, net on our Consolidated Balance Sheets by approximately$0.1 billion. We expect that these programs will continue to provide additional liquidity through the second quarter of fiscal 2021.

Business Update
Beginning May 2, 2020, the Company started to reopen stores in select states and countries. When the Company reopened these stores it did so in accordance with local government guidelines. As of May 21, 2020, the Company has reopened more than 1,600 of its stores worldwide. In the United States, the Company has fully or partially reopened in 25 states. Internationally, TJX Canada has begun opening stores in some provinces, and the Company's stores in Germany, Poland, Austria, the Netherlands, and Australia are fully open. The Company has also reopened its U.K. and U.S. e-commerce businesses. The Company expects to continue reopening stores and other facilities around the world in a phased approach as more states and countries reopen for retail.
Note C. Property at Cost
The following table presents the components of property at cost:

In thousands	May 2, 2020	February 1, 2020	May 4, 2019
Land and buildings	$1,443,342	$1,426,222	$1,219,604
Leasehold costs and improvements	3,510,394	3,541,413	3,379,543
Furniture, fixtures and equipment	6,379,717	6,404,643	6,016,591
Total property at cost	$11,333,453	$11,372,278	$10,615,738
Less: accumulated depreciation and amortization	6,131,756	6,047,230	5,597,140
Net property at cost	$5,201,697	$5,325,048	$5,018,598

Depreciation expense was $217.0 million for the three months ended May 2, 2020 and $209.7 million for the three months ended May 4, 2019.

Note D. Accumulated Other Comprehensive (Loss) Income
Amounts included in accumulated other comprehensive loss are recorded net of taxes. The following table details the changes in accumulated other comprehensive loss for the twelve months ended February 1, 2020 and the three months ended May 2, 2020:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive (Loss) Income
Balance, February 2, 2019	$(453,177)	$(175,745)	$(1,399)	$(630,321)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $1,189)	(3,943)	—	—	(3,943)
Recognition of net gains/losses on benefit obligations (net of taxes of $20,489)	—	(56,275)		(56,275)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $303)	—	—	831	831
Amortization of prior service cost and deferred gains/losses (net of taxes of $6,019)	—	16,537	—	16,537
Balance, February 1, 2020	$(457,120)	$(215,483)	$(568)	$(673,171)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $6,948)	(129,158)	—	—	(129,158)
Reclassifications from other comprehensive loss to net (loss) income:
Amortization of loss on cash flow hedge (net of taxes of $76)	—	—	208	208
Amortization of prior service cost and deferred gains/losses (net of taxes of $1,746)	—	4,797	—	4,797
Balance, May 2, 2020	$(586,278)	$(210,686)	$(360)	$(797,324)

Note E. Capital Stock and (Loss) Earnings Per Share
Capital Stock
In March 2020, in connection with the actions taken related to the COVID-19 pandemic as described in Note B—Impact of the COVID-19 Pandemic, the Company suspended its share repurchase program.
Prior to the suspension of the program, TJX repurchased and retired 3.2 million shares of its common stock at a cost of $190.1 million during the quarter ended May 2, 2020, on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $201.5 million for the three months ended May 2, 2020, and $397.3 million for the three months ended May 4, 2019. These expenditures were funded by cash generated from operations.
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
As of May 2, 2020, TJX had approximately $3.0 billion available under these previously announced stock repurchase programs.
All shares repurchased under the stock repurchase programs have been retired.
(Loss) Earnings Per Share
The following table presents the calculation of basic and diluted (loss) earnings per share for net (loss) income:

	Thirteen Weeks Ended
Amounts in thousands, expect per share amounts	May 2, 2020	May 4, 2019
Basic (loss) earnings per share:
Net (loss) income	$(887,489)	$700,178
Weighted average common shares outstanding for basic (loss) earnings per share calculation	1,197,809	1,214,531
Basic (loss) earnings per share	$(0.74)	$0.58
Diluted (loss) earnings per share:
Net (loss) income	$(887,489)	$700,178
Weighted average common shares outstanding for basic (loss) earnings per share calculations	1,197,809	1,214,531
Assumed exercise / vesting of:
Stock options and awards	—	18,876
Weighted average common shares outstanding for diluted (loss) earnings per share calculation	1,197,809	1,233,407
Diluted (loss) earnings per share	$(0.74)	$0.57
Cash dividends declared per share	$—	$0.230
For the period ended May 2, 2020, as a result of the net loss for the quarter, all options have been excluded from the calculation of diluted earnings per share and therefore there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. When there is net income the weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal period. Such options are excluded because they would have an antidilutive effect. There were 6.0 million such options excluded for thirteen weeks ended May 4, 2019.

Note F. Financial Instruments
As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. TJX seeks to minimize risk from changes in interest and foreign currency exchange rates and fuel costs through the use of derivative financial instruments when and to the extent deemed appropriate. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive (loss) income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged.
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2020, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2021, and during the first three months of fiscal 2021, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first three months of fiscal 2022. The hedge agreements outstanding at May 2, 2020 relate to approximately 87% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2021 and approximately 50% of TJX’s estimated notional diesel requirements for the first three months of fiscal 2022. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2021 and throughout the first four months of fiscal 2022. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. As a result of the pandemic, there was a significant change in the Company's anticipated merchandise purchases and we early settled derivative contracts designed to hedge merchandise purchases that would no longer take place. The settlement of these contracts resulted in a net gain of $24.8 million in the first quarter of fiscal 2021. The contracts outstanding at May 2, 2020 cover the merchandise purchases the Company is committed to over the next several months. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this exposure.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 2, 2020:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 2,2020
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	65,000		£12,780	0.1966	Prepaid Exp	$351	$—	$351
	€60,000		£53,412	0.8902	Prepaid Exp	437	—	437
A$	110,000	U.S.$	70,802	0.6437	Prepaid Exp / (Accrued Exp)	1,788	(1,656)	132
U.S.$	72,475		£55,000	0.7589	(Accrued Exp)	—	(3,744)	(3,744)
	£200,000	U.S.$	249,499	1.2475	Prepaid Exp / (Accrued Exp)	999	(2,332)	(1,333)
C$	350,000	U.S.$	248,821	0.7109	Prepaid Exp / (Accrued Exp)	640	(478)	162
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.9M – 3.5M gal per month		Float on 2.9M – 3.5M gal per month	N/A	(Accrued Exp)	—	(30,167)	(30,167)
Intercompany billings in TJX International, primarily merchandise related:
	€49,100		£43,144	0.8787	Prepaid Exp	—	(65)	(65)
Merchandise purchase commitments:
C$	77,979	U.S.$	59,200	0.7592	Prepaid Exp	3,819	—	3,819
	£63,618	U.S.$	82,200	1.2921	Prepaid Exp	2,469	—	2,469
A$	17,438	U.S.$	11,780	0.6755	Prepaid Exp	578	—	578
zł	69,400		£13,880	0.2000	Prepaid Exp	666	—	666
U.S.$	30,651		€27,588	0.9001	Prepaid Exp / (Accrued Exp)	30	(404)	(374)
Total fair value of derivative financial instruments						$11,777	$(38,846)	$(27,069)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 1, 2020:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 1, 2020
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	45,000		£8,930	0.1984	Prepaid Exp	$270	$—	$270
A$	50,000	U.S.$	33,911	0.6782	Prepaid Exp	275	—	275
U.S.$	72,475		£55,000	0.7589	Prepaid Exp	743	—	743
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.9M – 3.5M gal per month		Float on 2.9M– 3.5M gal per month	N/A	(Accrued Exp)	—	(9,927)	(9,927)
Intercompany billings in TJX International, primarily merchandise related:
	€58,700		£49,848	0.8492	Prepaid Exp	655	—	655
Merchandise purchase commitments:
C$	609,340	U.S.$	463,200	0.7602	Prepaid Exp / (Accrued Exp)	2,877	(207)	2,670
C$	37,051		€25,200	0.6801	Prepaid Exp / (Accrued Exp)	61	(44)	17
	£265,653	U.S.$	341,880	1.2869	Prepaid Exp / (Accrued Exp)	11	(9,792)	(9,781)
zł	362,700		£72,217	0.1991	Prepaid Exp	1,903	—	1,903
A$	29,400	U.S.$	20,151	0.6854	Prepaid Exp	435	—	435
U.S.$	49,849		€44,635	0.8954	Prepaid Exp / (Accrued Exp)	10	(235)	(225)
Total fair value of derivative financial instruments						$7,240	$(20,205)	$(12,965)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 4, 2019:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 4,2019
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	59,000		£12,021	0.2037	Prepaid Exp	$451	$—	$451
	€55,950		£49,560	0.8858	Prepaid Exp	2,160	—	2,160
A$	30,000	U.S.$	21,228	0.7076	Prepaid Exp	47	—	47
U.S.$	72,020		£55,000	0.7637	Prepaid Exp	1,261	—	1,261
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.4M – 3.3M gal per month		Float on 2.4M – 3.3M gal per month	N/A	(Accrued Exp)	—	(299)	(299)
Intercompany billings in TJX International, primarily merchandise related:
	€71,600		£61,777	0.8628	Prepaid Exp	1,163	—	1,163
Lease liability in TJX International:
zł	690,366		€160,851	0.2330	(Accrued Exp)	—	(473)	(473)
Merchandise purchase commitments:
C$	620,729	U.S.$	466,600	0.7517	Prepaid Exp / (Accrued Exp)	3,814	(633)	3,181
C$	27,377		€18,050	0.6593	(Accrued Exp)	—	(142)	(142)
	£293,928	U.S.$	387,400	1.3180	Prepaid Exp / (Accrued Exp)	883	(2,661)	(1,778)
A$	44,708	U.S.$	32,064	0.7172	Prepaid Exp	602	—	602
zł	359,743		£72,401	0.2013	Prepaid Exp / (Accrued Exp)	1,430	(88)	1,342
U.S.$	55,559		€48,467	0.8724	(Accrued Exp)	—	(977)	(977)
Total fair value of derivative financial instruments						$11,811	$(5,273)	$6,538

Presented below is the impact of derivative financial instruments on the Consolidated Statements of (Loss) Income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended
In thousands		May 2, 2020	May 4, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(5,173)	$3,633
Economic hedges for which hedge accounting was not elected:
Intercompany receivable	Selling, general and administrative expenses	—	3,257
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(22,854)	3,687
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	(1,852)	2,151
International lease liabilities	Cost of sales, including buying and occupancy costs	—	(1,522)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	50,135	9,789
Gain recognized in (loss) / income		$20,256	$20,995

Note G. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	May 2, 2020	February 1, 2020	May 4, 2019
Level 1
Assets:
Executive Savings Plan investments	$296,031	$305,777	$278,540
Level 2
Assets:
Foreign currency exchange contracts	11,777	7,240	11,811
Liabilities:
Foreign currency exchange contracts	$8,679	$10,278	$4,974
Diesel fuel contracts	30,167	9,927	299
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of May 2, 2020 was $7.8 billion compared to a carrying value of $7.2 billion. For additional information on the new debt issuances, see Note J—Long-Term Debt and Credit Lines. The fair value of long-term debt as of February 1, 2020 was $2.3 billion compared to a carrying value of $2.2 billion. The fair value of long-term debt as of May 4, 2019 approximated the carrying value of $2.2 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
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
TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income or loss before general corporate expense, interest expense, net and certain separately disclosed unusual or infrequent items. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered alternatives to net (loss) income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	May 2, 2020	May 4, 2019
Net sales:
In the United States:
Marmaxx	$2,697,779	$5,801,760
HomeGoods	759,865	1,396,865
TJX Canada	379,636	847,735
TJX International	571,608	1,231,225
Total net sales	$4,408,888	$9,277,585
Segment (loss) profit:
In the United States:
Marmaxx	$(709,669)	$795,993
HomeGoods	(153,703)	136,785
TJX Canada	(97,181)	97,032
TJX International	(258,617)	28,487
Total segment (loss) profit	(1,219,170)	1,058,297
General corporate expense	100,327	120,998
Interest expense, net	23,351	817
(Loss) income before income taxes	$(1,342,848)	$936,482

Note I. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
Service cost	$12,540	$11,049	$709	$552
Interest cost	12,519	12,990	801	967
Expected return on plan assets	(22,242)	(18,488)	—	—
Amortization of net actuarial loss and prior service cost	5,509	4,509	1,034	936
Total expense	$8,326	$10,060	$2,544	$2,455

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
The amounts included in recognized actuarial losses in the table above have been reclassified in their entirety from accumulated other comprehensive income to the Consolidated Statements of (Loss) Income, net of related tax effects, for the periods presented.

Note J. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of May 2, 2020, February 1, 2020 and May 4, 2019. All amounts are net of unamortized debt discounts.

In thousands	May 2, 2020	February 1, 2020	May 4, 2019
Revolving credit facilities:
$500 million revolver, maturing March 11, 2022	$500,000	$—	$—
$500 million revolver, maturing May 10, 2024	500,000	—	—
General corporate debt:
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $81 at May 2, 2020, $100 at February 1, 2020 and $156 at May 4, 2019)	$749,919	$749,900	$749,844
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $134 at May 2, 2020, $145 at February 1, 2020 and $178 at May 4, 2019)	499,866	499,855	499,822
3.50% senior unsecured notes, maturing April 15, 2025 (effective interest rate of 3.58% after reduction of unamortized debt discount of $4,966 at May 2, 2020)	1,245,034	—	—
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $4,725 at May 2, 2020, $4,911 at February 1, 2020 and $5,471 at May 4, 2019)	995,275	995,089	994,529
3.75% senior unsecured notes, maturing April 15, 2027 (effective interest rate of 3.76% after reduction of unamortized debt discount of $511 at May 2, 2020)	749,489	—	—
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount of $1,549 at May 2, 2020)	1,248,451	—	—
4.50% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount of $4,405 at May 2, 2020)	745,595	—	—
Debt issuance costs	(41,216)	(8,219)	(9,827)
Long-term debt	$7,192,413	$2,236,625	$2,234,368
On April 1, 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, the Company completed the issuance and sale of (a) $1.25 billion aggregate principal amount of 3.50% notes due 2025, (b) $750 million aggregate principal amount of 3.75% notes due 2027, (c) $1.25 billion aggregate principal amount of 3.875% notes due 2030 and (d) $750 million aggregate principal amount of 4.50% notes due 2050, all of which was outstanding at May 2, 2020.
TJX has two $500 million revolving credit facilities, one which matures in March 2022 and one which matures in May 2024. On March 20, 2020, the Company drew down $1.0 billion on these revolving credit facilities. As of May 2, 2020, $1.0 billion was outstanding under these facilities. The amounts drawn are included as outstanding long-term debt in the table above. As of February 1, 2020 and May 4, 2019, and during the quarter and year then ended, there were no amounts outstanding under these facilities. For additional information, see Note B—Impact of the COVID-19 Pandemic.

The terms and covenants under the revolving credit facilities require quarterly payments of 7.0 basis points per annum on the committed amounts for both agreements. The six month interest rate on these borrowings was 1.757% and upon executing the amendment, described below, increased by 0.25%. In May 2020, given the rapidly changing environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, the Company entered into amendments to its revolving credit facilities, which, among other things, included a waiver of the application of the funded debt to earnings before interest, taxes, depreciation and amortization and rentals (“EBITDAR”) covenants under its revolving credit facilities for each of the four fiscal quarters in fiscal 2021. In addition, the amendments require the Company to maintain a minimum liquidity, defined as cash and undrawn revolvers, of at least $1.5 billion through the period ending April 30, 2021, as well as minimum EBITDAR of $650 million for the fourth quarter of fiscal 2021. The amendments then allow for TJX to maintain a ratio of funded debt to EBITDAR of not more than 5.00 to 1.00 for the first fiscal quarter of 2022, with an incremental 0.50 stepdown each quarter thereafter, until the fourth quarter of fiscal 2022 when the new covenant of 3.50 to 1.00 permanently applies.
As of May 2, 2020, February 1, 2020 and May 4, 2019, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of May 2, 2020, February 1, 2020 and May 4, 2019, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of May 2, 2020, February 1, 2020 and May 4, 2019, our European business at TJX International had an uncommitted credit line of £5 million. As of May 2, 2020, February 1, 2020 and May 4, 2019, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note K. Income Taxes
The effective income tax rate was 33.9% for the first quarter of fiscal 2021 and 25.2% for the first quarter of fiscal 2020. The increase in the effective income tax rate is primarily due to the anticipated benefit from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020. The CARES Act provides for net operating losses in fiscal 2021 to be carried back to earlier tax years with higher tax rates than the current year.
TJX had net unrecognized tax benefits of $256.1 million as of May 2, 2020, $254.8 million as of February 1, 2020 and $237.7 million as of May 4, 2019.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the Consolidated Balance Sheets for interest and penalties was $29.5 million as of May 2, 2020, $27.9 million as of February 1, 2020 and $25.5 million as of May 4, 2019.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the Consolidated Financial Statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $35 million.
Note L. Contingent Obligations and Contingencies
Contingent Obligations
TJX has contingent obligations on leases, for which it was a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. We have had numerous leases from our former operations where our guarantee required us to satisfy some of these lease obligations and we established appropriate reserves. We may be contingently liable on up to eight leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote. We may also be contingently liable for assignments and subleases if the subtenants or assignees do not fulfill their obligations. TJX estimates the undiscounted value of these contingent obligations as of May 2, 2020 to be approximately $26.0 million. TJX believes that most or all of these contingent obligations will not revert to the Company and, to the extent they do, will be resolved for substantially less due to mitigating factors including TJX's expectation to further sublet.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (first quarter) Ended May 2, 2020
Compared to
The Thirteen Weeks (first quarter) Ended May 4, 2019
OVERVIEW
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
Impact of the COVID-19 Pandemic
In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. As the ongoing public health impact and the associated containment and remediation efforts related to the COVID-19 pandemic are complex and rapidly evolving, the Company's plans as described below may change.
The continuation of the outbreak may cause prolonged or additional intermittent periods of store closures and modified operating schedules which may further increase operating costs for health and safety protocols and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our stores. These potential impacts may lead to increased asset recovery and valuation risks, such as impairment of our stores and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy will likely impact the financial viability of some number of our suppliers, which may interrupt our supply chain, and require other changes to our operations. These and other factors have had and may continue to have a material impact on our business, results of operations, financial position and cash flows. At this point, we cannot reasonably estimate the duration and severity of this pandemic or the associated remediation and containment efforts and, therefore, the Company is not providing an updated financial outlook at this time.
Store and Associate Actions
We have taken numerous steps to protect the health and well-being of our Associates, customers and communities, while also focusing on further strengthening our financial liquidity and flexibility. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, the Company temporarily closed all of its stores, distribution centers and offices, and online businesses, with Associates working remotely where possible. The Company continued to pay all active TJX Associates through the week ended April 11, 2020. Effective April 12, 2020, the Company temporarily furloughed the majority of its hourly store and distribution center Associates in the U.S. and Canada, with employee benefits for eligible Associates continuing through the temporary furlough at no cost to impacted Associates. The Company also took comparable actions with respect to portions of its European and Australian workforces.
We have been highly focused on the changes we are making to operate more safely in light of the pandemic. The Company has established several global task force teams focused on a broad range of aspects of navigating the Company through this global health crisis. We intend to follow newly established health protocols, provide personal protective equipment to our Associates, and implement social distancing working practices. In our stores prior to reopening, we are implementing occupancy limits, installing protective shields at each register, encouraging social distancing through regular in-store announcements, signage, and markers in our queue lines, implementing new processes for handling merchandise returns, and instituting new cleaning regimens, including enhanced cleaning of high-touch surfaces throughout the day.

Beginning May 2, 2020 the Company started to reopen stores in select states and countries. As we reopen stores, we are doing so in accordance with local government guidelines. As of May 21, 2020, the Company has reopened more than 1,600 of its stores worldwide. In the United States, the Company has fully or partially reopened in 25 states. Internationally, TJX Canada has begun to open stores in some provinces, and the Company's stores in Germany, Poland, Austria, the Netherlands, and Australia are fully open. The Company has also reopened its U.K. and U.S. e-commerce businesses. The Company expects to continue reopening stores and other facilities around the world in a phased approach as more states and countries reopen for retail. Globally, the Company reopened stores only when it had additional health and wellness practices in place, such as access to personal protective equipment, enhanced cleaning efforts and social distancing protocols for its Associates and customers.
Financial Actions
Balance Sheet, Cash Flow and Liquidity
The temporary closure of our stores has had an unprecedented and material impact on our results of operations, financial position and liquidity. As further detailed below in Results of Operations, this impact included a 52% decrease in net sales for the first quarter of fiscal 2021 compared to the same period last year, resulting in a net operating loss which includes a significant inventory write-down.
We have taken steps to strengthen our financial position and balance sheet, and to maintain financial liquidity and flexibility, including suspending our share repurchase program, reviewing and reducing operating expenses, reducing the fiscal 2021 capital expenditure plan to a range of $0.4 billion to $0.6 billion, lowering fiscal 2021 store openings to approximately 50 stores, pausing a majority of our planned store remodels, and delaying a majority of distribution center, home office and IT capital spending. In addition, the Company drew down the entire $1.0 billion on our revolving credit facilities and issued $4.0 billion in aggregate principal long-term debt. For additional information on the new debt issuances, see Note J—Long-Term Debt and Credit Lines. The Company did not declare a dividend for the first quarter of 2021, and at this time does not expect to declare a dividend in the second quarter of fiscal 2021. The Company is committed to resuming dividend payments for the long term whenever the environment and its business stabilize.
During the first quarter of fiscal 2021, we negotiated rent deferrals (primarily for second quarter lease payments) for a significant number of our stores, with repayment at later dates, primarily in fiscal 2022. Consistent with updated guidance from the FASB in April 2020, we have elected to treat the COVID-19 pandemic-related rent deferrals as a resolution of a contingency by remeasuring the remaining consideration in the contract, with a corresponding adjustment to the right-of-use asset, using the remeasured consideration. The Company did not reassess the lease classification and did not update the discount rate used to measure the lease liability.
For the first quarter of fiscal 2021, as a result of the COVID-19 pandemic and store closures, the Company evaluated the value of its inventory. Permanent markdowns, which have been or are expected to be taken upon reopening of the stores, on transitional or out of season merchandise and merchandise that was already in markdown status, combined with the write-off of perishable goods, resulted in a reduction of approximately $0.5 billion in inventory at May 2, 2020. While the Company recognized these markdowns in the first quarter of fiscal 2021, the non-perishable inventory is expected to be sold in the second quarter of fiscal 2021.
Given the substantial reduction in our sales and the reduced cash flow projections as a result of the store closures due to the COVID-19 pandemic, we determined that a triggering event occurred and that an impairment assessment was warranted for certain stores. This analysis resulted in an immaterial amount of impairment charges related to long-lived assets and operating lease right of use assets in the first quarter of fiscal 2021.
Operating Expenses
We have implemented, and plan to continue to implement, cost saving initiatives to reduce some ongoing variable and discretionary spending, including substantially reducing expenses such as advertising and other non-essential expenses in the short term. The Company is planning on incurring incremental costs going forward for personal protective equipment, including masks and gloves for Associates, as well as additional cleaning supplies. In addition, the Company is expecting to have additional payroll and supply costs associated with social distancing protocols and cleaning regimens we are putting in place in our stores, distribution centers, and offices.
As a result of the global COVID-19 pandemic, governments in the U.S., U.K., Canada and various other jurisdictions have implemented programs to encourage companies to retain and pay employees who are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. TJX continued to pay all employees through at least April 11, 2020 and continues to provide benefits for furloughed eligible impacted employees that are unable to work. As such, we qualify for certain of these provisions, which will partially offset related expenses. During the quarter ended May 2, 2020, these programs reduced our expenses by approximately $0.2 billion on our Consolidated Statements of (Loss) Income. We expect that these programs will continue to provide additional liquidity through the second quarter of fiscal 2021.

RESULTS OF OPERATIONS
Matters Affecting Comparability
As a result of the COVID-19 pandemic, our stores, e-commerce businesses and distribution centers were closed for nearly half of the first quarter of fiscal 2021. In addition to lost revenues, we continued to pay wages and provide benefits to our Associates, and we also incurred higher expenses due to inventory write-down costs and fulfillment of certain vendor commitments. This resulted in operating losses at each of our divisions. As a result, comparisons of expense ratios and year-over-year trends are not a meaningful way to discuss our operating results this quarter.
Overview of our financial performance for the quarter ended May 2, 2020:
–Net sales decreased 52% to $4.4 billion for the first quarter of fiscal 2021 versus last year’s first quarter of fiscal 2020 sales of $9.3 billion. As of May 2, 2020, the number of stores in operation increased 4% (including stores that were temporarily closed due to COVID-19) and selling square footage increased 3% compared to the end of the fiscal 2020 first quarter.
–Diluted (loss) earnings per share for the first quarter of fiscal 2021 were $(0.74) versus $0.57 in the first quarter of fiscal 2020.
–Pre-tax margin (the ratio of pre-tax (loss) income to net sales) for the first quarter of fiscal 2021 was (30.5)%, a 40.6 percentage point decrease compared with 10.1% in the first quarter of fiscal 2020.
–Our cost of sales, including buying and occupancy costs, ratio for the first quarter of fiscal 2021 was 100.1%, a 28.6 percentage point increase compared with 71.5% in the first quarter of fiscal 2020.
–Our selling, general and administrative (“SG&A”) expense ratio for the first quarter of fiscal 2021 was 29.8%, an 11.5 percentage point increase compared with 18.3% in the first quarter of fiscal 2020.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were down 7% on a reported basis and down 6% on a constant currency basis at the end of the first quarter of fiscal 2021 as compared to a 6% increase in average per store inventories on a reported basis and a 7% increase on a constant currency basis in the first quarter of fiscal 2020.
–During the first quarter of fiscal 2021, we returned approximately $0.5 billion to our shareholders through payment of the dividend declared in the fourth quarter of fiscal 2020 and share repurchases. See the Impact of the COVID-19 Pandemic section above for the actions taken regarding the Company's share repurchase and dividend programs.
Recent Events and Trends
COVID-19
See discussion above in the Impact of the COVID-19 Pandemic section.
Impact of Brexit
On January 31, 2020, the United Kingdom (“U.K.”) left the European Union (“EU”), commonly referred to as “Brexit” , and entered an 11-month transition period (the “Transition Period”), during which the U.K. continues to be treated as an EU member for most purposes. This Transition Period is due to end on December 31, 2020, and the U.K. and EU are currently negotiating the terms of their future relationship that will apply after this date.
The terms of the future EU/U.K. trading relationship remain uncertain. Our TJX Europe management team has evaluated a range of possible outcomes, identified areas of concerns, and implemented strategies to help mitigate them.
We expect the future EU/U.K. trading relationship will subject the movement of goods between the U.K. and EU to additional regulatory and compliance requirements, which is likely to have a negative impact on our ability to efficiently move merchandise in the region. We have realigned our European division's supply chain to reduce the volume of merchandise flowing between the U.K. and the EU and have established resources and systems to support this plan.
There are also likely to be additional customs duty costs on EU/U.K. trade, the extent of which remains uncertain. Any customs duties may also impact the profitability of our European division, at least in the short term.
New immigration requirements between the U.K. and EU countries may also have a negative impact on our ability to recruit and retain current and future talent in the region. We continue to communicate with our Associates about the new immigration requirements.

In addition to these operational impacts, factors including changes in consumer confidence and behavior, economic conditions, interest rates and foreign currency exchange rates could result in a significant financial impact to our European operations, particularly in the short term. We believe the steps we have taken and plan to take will help us mitigate the effects when the Transition Period ends.
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
Net Sales
Net sales for the quarter ended May 2, 2020 totaled $4.4 billion, a 52% decrease versus last year’s first quarter fiscal 2020 net sales of $9.3 billion. The decrease in net sales is driven by temporary closures of all stores as of March 19, 2020, and earlier in certain markets as well as the temporary closure of our online businesses as a result of the COVID-19 pandemic.
Prior to these temporary closures, the Company’s sales trends remained strong across all four major divisions in February 2020. For the month of February, which was the month prior to the pandemic having an impact on our operations, consolidated comp sales were 5% primarily driven by customer traffic, with all four major divisions having a February comp sales increase of 5% or better. As a result of the extended store closures, due to the pandemic and our policy relating to store closures for a period of time, we have no stores classified as comparable at the end of the first quarter of fiscal 2021.
As of May 2, 2020, our store count increased 4% and selling square footage increased 3% compared to the end of the first quarter last year.
As a result of the extended store closures due to the pandemic and our policy relating to extended store closures on comp store status for a period of time, we have no stores classified as comp stores at the end of the first quarter fiscal 2021. As a result of the pandemic, we intend to reevaluate comp sales reporting going forward as stores start to reopen. The following reflects the way that we have historically classified and reported comp sales results.
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
We define customer traffic to be the number of transactions in stores included in the comp sales and average ticket to be the average retail price of the units sold. We define average transaction or average basket to be the average dollar value of transactions included in the comp sales.
Sales excluded from comp sales (“non-comp sales”) consist of sales from:
–New stores - stores that have not yet met the comp sales criteria, which represents a substantial majority of non-comp sales
–Stores that are closed permanently or for an extended period of time
–Sales from our e-commerce sites, meaning sierra.com, tjmaxx.com, marshalls.com and tkmaxx.com
We determine which stores are included in the comp sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year. In fiscal 2020, Sierra stores that otherwise fit the comp store definition were included in comp stores in our Marmaxx segment.
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

The following table sets forth certain information about our operating results as a percentage of net sales for the following periods:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	100.1	71.5
Selling, general and administrative expenses	29.8	18.3
Interest expense, net	0.5	—
(Loss) income before provision for income taxes*	(30.5)%	10.1%
*Figures may not foot due to rounding.
Impact of foreign currency exchange rates
Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. We specifically refer to "foreign currency" as the impact of translational foreign currency exchange and mark-to-market of inventory derivatives, as described in detail below. This does not include the impact foreign currency exchange rates can have on various transactions that are denominated in a currency other than an operating division's local currency referred to as "transactional foreign exchange", also described below.
Translation Foreign Exchange
In our financial statements, we translate the operations of TJX Canada and TJX International from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in net sales, net (loss) income and (loss) earnings per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at approximately the same rates within a given period.
Mark-to-Market Inventory Derivatives
We routinely enter into inventory-related hedging instruments to mitigate the impact on earnings of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Canada and TJX International. As we have not elected “hedge accounting” for these instruments, as defined by U.S. generally accepted accounting principles (“GAAP”), we record a mark-to-market gain or loss on the derivative instruments in our results of operations at the end of each reporting period. In subsequent periods, the (loss) income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is received and paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these derivatives does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.
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

Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, was $4.4 billion for the first quarter of fiscal 2021, a decrease of $2.2 billion, compared to $6.6 billion for the first quarter of fiscal 2020. The most significant factor in this decline was the cost of merchandise on lost sales, which were approximately $5 billion less than last year’s sales for the first quarter of fiscal 2020. Inventory write down costs of approximately $0.5 billion reflect markdowns we estimate would be needed on transitional, perishable or out of season merchandise upon the reopening of our stores, partially offset the significant decline in the cost of merchandise sold. Our occupancy costs are fixed and although rent deferrals were negotiated to help with our liquidity, our year over year costs were comparable. There was some reduction in our payroll costs, primarily hourly associates as many were furloughed in early April. We continued to pay these associates through at least April 11, 2020 after we closed the distribution centers. These payroll costs were partially offset by approximately $35 million from government programs available in the U.S. and in Canada, the U.K. and various other jurisdictions. There were smaller reductions in costs due to the store closures, such as store repairs and maintenance.
Selling, General and Administrative Expenses
SG&A expenses were $1.3 billion for the first quarter of fiscal 2021, a decrease of $0.4 billion, compared to $1.7 billion for the first quarter of fiscal 2020. This was primarily driven by lower store payroll costs. The change in store payroll includes the additional payroll we paid our hourly associates after the store closures, which was more than offset by the savings from subsequently furloughing these Associates and $152 million from government programs available in the U.S. and in Canada, the U.K. and various other jurisdictions. Additionally, other variable store costs such as credit processing fees and advertising spend were lower as a result of the temporary store closures due to the COVID-19 pandemic. The decrease also reflects lower share-based compensation costs and incentive compensation accruals.
Interest Expense, net
The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
In millions	May 2, 2020	May 4, 2019
Interest expense	$32.6	$15.3
Capitalized interest	(1.0)	(0.7)
Interest (income)	(8.2)	(13.8)
Interest expense, net	$23.4	$0.8
Net interest expense increased for the three months ended May 2, 2020 compared to the same period in fiscal 2020, primarily driven by the issuance of additional debt and the draw down on our revolving credit facilities due to the COVID-19 pandemic.
Provision for Income Taxes
The effective income tax rate was 33.9% for the first quarter of fiscal 2021 and 25.2% for the first quarter of fiscal 2020. The increase in the effective income tax rate is primarily due to the anticipated benefit from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020. The CARES Act provides for net operating losses in fiscal 2021 to be carried back to earlier tax years with higher tax rates than the current year.
Net (Loss) / Income and Diluted (Loss) Earnings Per Share
Net (loss) income for the first quarter of fiscal 2021 was $(887) million, or $(0.74) per diluted share compared to $700 million, or $0.57 per diluted share for the first quarter of fiscal 2020.

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
We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense, net, and certain separately disclosed unusual or infrequent items. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net (loss) income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.
Presented below is selected financial information related to our business segments.
U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended
U.S. dollars in millions	May 2, 2020	May 4, 2019
Net sales	$2,698	$5,802
Segment (loss) profit	$(710)	$796
Segment margin	(26.3)%	13.7%
Stores in operation at end of period:
T.J. Maxx	1,273	1,257
Marshalls	1,130	1,102
Sierra	46	39
Total	2,449	2,398
Selling square footage at end of period (in thousands):
T.J. Maxx	27,776	27,532
Marshalls	25,907	25,460
Sierra	766	654
Total	54,449	53,646
Net Sales
Net sales for Marmaxx decreased 54% for the first quarter of fiscal 2021 as compared to the same period last year. The decrease in net sales for the first quarter is due to the temporary closures of all stores during nearly half of the quarter as a result of the COVID-19 pandemic.
Segment (Loss) / Profit
Segment loss was $(710) million for the first quarter of fiscal 2021, a decrease of $1.5 billion, compared to a segment profit of $796 million for the same period last year. This decrease was primarily driven by a reduction in sales due to the temporary store closures and increased markdowns on merchandise that was primarily transitional, perishable or out of season. Additionally, this decrease was partially offset by a reduction in payroll, incentive compensation accruals and other variable store expenses. The reduction in payroll reflects approximately $88 million from government programs as described in the Impacts of the COVID-19 Pandemic section above.
Our U.S. e-commerce businesses, which represent approximately 3% of Marmaxx’s net sales for the first quarter of fiscal 2021 and fiscal 2020, did not have a significant impact on year-over-year segment margin comparisons for the first quarter of fiscal 2021. Along with our stores, we temporarily closed our online businesses as a result of the COVID-19 pandemic.

HomeGoods

	Thirteen Weeks Ended
U.S. dollars in millions	May 2, 2020	May 4, 2019
Net sales	$760	$1,397
Segment (loss) profit	$(154)	$137
Segment margin	(20.2)%	9.8%
Stores in operation at end of period:
HomeGoods	814	770
Homesense	34	22
Total	848	792
Selling square footage at end of period (in thousands):
HomeGoods	14,915	14,152
Homesense	733	470
Total	15,648	14,622
Net Sales
Net sales for HomeGoods decreased 46% in the first quarter compared to the same period last year. The decrease in net sales for the first quarter is due to the temporary closures of all stores during nearly half of the quarter as a result of the COVID-19 pandemic.
Segment (Loss) / Profit
Segment loss was $(154) million for the first quarter of fiscal 2021, a decrease of $291 million, compared to a segment profit of $137 million for the same period last year. The decrease was primarily driven by a reduction in sales due to the store closures and increased markdowns on merchandise that was primarily transitional, perishable or out of season. Additionally, this decrease was partially offset by a reduction in payroll, incentive compensation accruals and other variable store expenses. The reduction in payroll reflects approximately $22 million from government programs as described in the Impacts of the COVID-19 Pandemic section above.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended
U.S. dollars in millions	May 2, 2020	May 4, 2019
Net sales	$380	$848
Segment (loss) profit	$(97)	$97
Segment margin	(25.6)%	11.4%
Stores in operation at end of period:
Winners	279	273
HomeSense	139	132
Marshalls	100	91
Total	518	496
Selling square footage at end of period (in thousands):
Winners	6,003	5,865
HomeSense	2,553	2,425
Marshalls	2,102	1,929
Total	10,658	10,219
Net Sales
Net sales for TJX Canada decreased 55% during the first quarter ended May 2, 2020 compared to the same period last year. The decrease in the net sales for the first quarter is due to the temporary closures of all stores during nearly half of the quarter as a result of the COVID-19 pandemic.
Segment (Loss) / Profit
Segment loss was $(97) million for the first quarter of fiscal 2021, a decrease of $194 million, compared to a segment profit of $97 million for the same period last year. The decrease was primarily driven by a reduction in sales due to the store closures and increased markdowns on merchandise that was primarily transitional, perishable or out of season. Additionally, this decrease was partially offset by a reduction in payroll, incentive compensation accruals and other variable store expenses. The reduction in payroll reflects approximately $31 million from government programs as described in the Impacts of the COVID-19 Pandemic section above.

TJX International

	Thirteen Weeks Ended
U.S. dollars in millions	May 2, 2020	May 4, 2019
Net sales	$572	$1,231
Segment (loss) profit	$(259)	$28
Segment margin	(45.2)%	2.3%
Stores in operation at end of period:
T.K. Maxx	596	575
Homesense	78	72
T.K. Maxx Australia	56	48
Total	730	695
Selling square footage at end of period (in thousands):
T.K. Maxx	12,019	11,787
Homesense	1,142	1,074
T.K. Maxx Australia	1,019	885
Total	14,180	13,746
Net Sales
Net sales for TJX International decreased 54% for the first quarter compared to the same period last year. The decrease in net sales for the first quarter is due to the temporary closures of all stores during nearly half of the quarter as a result of the COVID-19 pandemic.
E-commerce sales represent approximately 4% of TJX International’s net sales for the first quarter of fiscal 2021 and less than 3% in fiscal 2020. Along with our stores, we temporarily closed our online businesses due to the COVID-19 pandemic.
Segment (Loss) / Profit
Segment loss was $(259) million for the first quarter of fiscal 2021, a decrease of $287 million, compared to a segment profit of $28 million for the same period last year. The decrease was primarily driven by a reduction in sales due to the store closures and increased markdowns on merchandise that was primarily transitional, perishable or out of season. Additionally, this decrease was partially offset by a reduction in payroll, incentive compensation accruals and other variable store expenses. The reduction in payroll reflects approximately $46 million from government programs as described in the Impacts of the COVID-19 Pandemic section above.
GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended
In millions	May 2, 2020	May 4, 2019
General corporate expense	$100	$121
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
The decrease in general corporate expense for the first quarter of fiscal 2021 was primarily driven by lower share-based compensation costs and incentive compensation accruals partially offset by the mark-to-market adjustment on the fuel hedge.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
As part of the actions we have taken, and are continuing to take, relating to the COVID-19 pandemic, as described in Impact of the COVID-19 Pandemic above and in Note B—Impact of the COVID-19 Pandemic of Notes to Consolidated Financial Statements, on March 20, 2020, we drew down $1 billion on our revolving credit facilities. In addition, on April 1, 2020, TJX issued $4.0 billion aggregate principal amount of notes, and in May 2020, the Company amended its revolving credit facilities. See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for additional details of these transactions.
The Company suspended its share repurchase program and does not anticipate repurchasing any stock for the remainder of fiscal 2021, did not declare a dividend for the first quarter of fiscal 2021 and at this time does not expect to declare a dividend in the second quarter. The Company also qualified for certain government programs in the U.S., U.K., Canada and other jurisdictions to support payroll and other operating costs. The Company is also reducing spending more broadly across the Company, evaluating operating expenses and taking actions to reduce ongoing variable and discretionary spending and only incur critical operating and capital spending. The Company also negotiated rent deferrals for a significant amount of our stores, with repayment at later dates, primarily in fiscal 2022. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. The challenges posed by the COVID-19 pandemic on the Company's business are evolving rapidly. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
We believe that our existing cash, internally generated funds and our credit facilities, as amended and described in Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements will be sufficient to fund necessary operating cash requirements and capital expenditures for at least the next twelve months.
As of May 2, 2020, we held $4.3 billion in cash and no short-term investments. Approximately $0.4 billion of our cash was held by our foreign subsidiaries with $0.2 billion held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. TJX provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through May 2, 2020. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
Operating Activities
Net cash used in operating activities resulted in net cash outflows of $3.2 billion for the three months ended May 2, 2020 and net cash inflows of $0.1 billion for the three months ended May 4, 2019. The Company's operating cash flows for the three months ended May 2, 2020 decreased by $3.3 billion compared to the first three months of fiscal 2020. The COVID-19 pandemic had a material impact on the Company's operating cash flows. The loss of sales as a result of temporarily closing our stores and e-commerce businesses during the quarter resulted in a net loss of $0.9 billion for the first quarter of fiscal 2021 compared with net income of $0.7 billion in the first quarter of fiscal 2020. The decrease in operating cash flows was also driven by a decrease in merchandise inventories, net of accounts payable of $1.2 billion and an increase in income taxes recoverable of $0.4 billion. The decrease in merchandise inventories, net of accounts payable was driven by a reduction in accounts payable as the Company continued to pay for merchandise received.
Investing Activities
Net cash used in investing activities resulted in net cash outflows of $0.2 billion for the three months ended May 2, 2020 and $0.3 billion for the three months ended May 4, 2019. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first three months of fiscal 2021 primarily reflected property additions for new stores, store improvements and renovations as well as investments in our offices and distribution centers, including buying and merchandising systems and other information systems. Cash outflows for property additions were $0.2 billion for the first three months of fiscal 2021 and $0.3 billion for the first three months of fiscal 2020. In order to preserve liquidity throughout the COVID-19 pandemic, we have decreased new store openings to approximately 50 stores and paused most scheduled store remodels, thereby deferring a substantial amount of our previously planned fiscal 2021 capital expenditures. Our expected fiscal 2021 capital investments total $0.4 billion to $0.6 billion, of which $150 million was incurred in February and March 2020 before the Company began taking steps to mitigate the impact of the COVID-19 pandemic. Planned investments for the remainder of the year are limited to those critical to our operations.

Financing Activities
Net cash provided by financing activities resulted in net cash inflows of $4.5 billion in the first three months of fiscal 2021 and net cash outflows of $0.6 billion for the three months ended May 4, 2019.
Debt
The cash inflows in the first three months of fiscal 2021 were a result of drawing down $1.0 billion on our previously undrawn revolving credit facilities on March 20, 2020. In addition, on April 1, 2020, the Company completed the issuance and sale of (a) $1.25 billion aggregate principal amount of 3.50% notes due 2025, (b) $750 million aggregate principal amount of 3.75% notes due 2027, (c) $1.25 billion aggregate principal amount of 3.875% notes due 2030 and (d) $750 million aggregate principal amount of 4.50% notes due 2050, all of which was outstanding at May 2, 2020. See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for additional information.
Equity
Under our stock repurchase programs, we paid $0.2 billion to repurchase and retire 3.4 million shares of our stock on a settlement basis in the first three months of fiscal 2021. These outflows were partially offset by proceeds from the exercise of employee stock options, net of shares withheld for taxes in the first three months of fiscal 2021. We paid $0.4 billion to repurchase and retire 7.7 million shares on a settlement basis in the first three months of fiscal 2020. For further information regarding equity repurchases, see Note E—Capital Stock and (Loss) Earnings Per Share of Notes to Consolidated Financial Statements.
In February 2020, TJX announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time. In March 2020, in connection with the actions taken related to the COVID-19 pandemic as described in Impact of the COVID-19 Pandemic above and in Note B—Impact of the COVID-19 Pandemic of Notes to Consolidated Financial Statements, the Company suspended its share repurchase program.
Dividends
In March 2020, prior to the declaration of the COVID-19 pandemic, we paid our fourth quarter fiscal 2020 quarterly dividend which totaled $0.3 billion. As a result of the uncertainty surrounding the COVID-19 pandemic, the Company did not declare a dividend for the first quarter of 2021 and does not expect to declare a dividend in the second quarter of 2021 at this time. The Company is committed to resuming dividend payments whenever the environment and its business stabilize for the long term. We declared quarterly dividends on our common stock which totaled $0.23 per share in the first three months of fiscal 2020. Cash payments for dividends on our common stock totaled $0.3 billion for the first three months of fiscal 2021 and $0.2 billion for the first three months of fiscal 2020.
Contractual Obligations
Changes to our aggregate indebtedness, including related interest and terms for new issuances, are described in Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements. During the first quarter of fiscal 2021, we negotiated rent deferrals for a significant number of our stores, with repayments to later dates, primarily in fiscal 2022. In addition, approximately $1.0 billion of obligations under purchase orders for merchandise were cancelled.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For a discussion of accounting standards, see Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: execution of buying strategy and inventory management; operational and business expansion and management of large size and scale; customer trends and preferences; various marketing efforts; competition; economic conditions and consumer spending; the ongoing COVID-19 pandemic and associated containment and remediation efforts; labor costs and workforce challenges; personnel recruitment, training and retention; data security and maintenance and development of information technology systems; corporate and retail banner reputation; quality, safety and other issues with our merchandise; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; serious disruptions or catastrophic events and adverse or unseasonable weather; expanding international operations; merchandise sourcing and transport; commodity availability and pricing; fluctuations in currency exchange rates; fluctuations in quarterly operating results and market expectations; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; outcomes of litigation, legal proceedings and other legal or regulatory matters; disproportionate impact of disruptions in the second half of the fiscal year; cash flow; inventory or asset loss; tax matters; real estate activities; and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2020 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended May 2, 2020 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
"Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended February 1, 2020, as filed with the Securities Exchange Commission on March 27, 2020 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K. The effects of the events and circumstances described in the following risk factor may have the additional effect of heightening many of the risks noted in our Annual Report on Form 10-K. Otherwise, except as presented below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 1, 2020, as filed with the Securities Exchange Commission on March 27, 2020.
Our business may be materially and adversely affected by the ongoing COVID-19 pandemic.
In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, the Company temporarily closed all of its stores, distribution centers and offices, and online businesses, with Associates working remotely where possible. Effective April 12, 2020, the Company temporarily furloughed the majority of the hourly store and distribution center Associates in the U.S. and Canada, with employee benefits for eligible Associates having continued during the temporary furlough at no cost to impacted Associates. The Company also took comparable actions with respect to portions of its European and Australian workforces.
Beginning May 2, 2020 the Company started to reopen stores in select states and countries in accordance with local government guidelines. The Company has also reopened its four e-commerce websites and has started to open certain of its distribution centers and other facilities, implementing additional practices, personal protective equipment and social distancing protocols. The Company expects to continue reopening stores around the world in a phased approach as more states and countries reopen for retail. The Company continues to monitor developments, including government requirements and recommendations at the national, state and local level to evaluate closures.
The temporary closure of our stores, online businesses, distribution centers and offices has had and, as some stores and facilities remain closed or are closed again in the future, may continue to have, an adverse impact on our results of operations, financial position and liquidity. For example, although our day-to-day operations have been disrupted, we have incurred and may continue to incur labor costs during these closures. As our stores and facilities reopen, new practices or protocols could impact our business and may continue and/or increase, such as, for example, occupancy limitations. In addition, as our stores reopen, any significant reduction in our customers’ willingness to shop our stores, the levels of our customers’ spending at our stores or our Associates’ willingness to staff our stores and distribution centers, as a result of health concerns related to the COVID-19 pandemic or its impact on the economy and consumer discretionary spending may impact our business operations, financial performance and liquidity. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic as well as associated containment and remediation efforts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2021 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
February 2, 2020 through February 29, 2020	1,462,829	$62.34	1,462,829	$3,084,594,974
March 1, 2020 through April 4, 2020	1,734,437	$57.02	1,734,437	$2,985,692,971
April 5, 2020 through May 2, 2020	—	$—	—	2,985,692,971
Total	3,197,266		3,197,266
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2019 and 2020, TJX announced stock repurchase programs authorizing $1.5 billion and $1.5 billion in repurchases of TJX common stock from time to time. As of May 2, 2020 approximately $3 billion remained available under both plans. In March 2020, as a result of the COVID-19 pandemic, TJX suspended its share repurchase program.

Item 6. Exhibits

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
4.1	Indenture dated as of April 1, 2020 between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	4/1/2020
4.2	First Supplemental Indenture, dated as of April 1, 2020 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	4/1/2020
4.3	Second Supplemental Indenture, dated as of April 1, 2020 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.3	4/1/2020
4.4	Third Supplemental Indenture, dated as of April 1, 2020 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.4	4/1/2020
4.5	Fourth Supplemental Indenture, dated as of April 1, 2020 by and between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.5	4/1/2020
10.1	Second Amendment to 2022 Revolving Credit Agreement, dated as of May 15, 2020, by and among The TJX Companies, Inc., the lenders party thereto and U.S. Bank National Association, as administrative agent.	8-K	10.1	5/21/2020
10.2	Second Amendment to 2024 Revolving Credit Agreement, dated as of May 15, 2020, by and among The TJX Companies, Inc., the lenders party thereto and U.S. Bank National Association, as administrative agent.	8-K	10.2	5/21/2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of (Loss) Income, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 21, 2020
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)