Form 10-Q
period 2020-08-01
TJX COMPANIES INC /DE/
filed 2020-08-28
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of August 1, 2020: 1,199,061,133

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$6,667,575	$9,781,596	$11,076,463	$19,059,181
Cost of sales, including buying and occupancy costs	5,174,490	7,026,057	9,588,955	13,663,942
Selling, general and administrative expenses	1,527,768	1,731,335	2,841,688	3,433,736
Interest expense, net	57,336	2,897	80,687	3,714
(Loss) income before income taxes	(92,019)	1,021,307	(1,434,867)	1,957,789
(Provision) benefit for income taxes	(122,201)	(262,345)	333,158	(498,649)
Net (loss) income	$(214,220)	$758,962	$(1,101,709)	$1,459,140
Basic (loss) earnings per share	$(0.18)	$0.63	$(0.92)	$1.20
Weighted average common shares – basic	1,198,634	1,210,525	1,198,222	1,212,528
Diluted (loss) earnings per share	$(0.18)	$0.62	$(0.92)	$1.19
Weighted average common shares – diluted	1,198,634	1,228,986	1,198,222	1,231,211
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	August 1, 2020	August 3, 2019
Net (loss) income	$(214,220)	$758,962
Additions to other comprehensive (loss) income:
Foreign currency translation adjustments, net of related tax provisions of $5,462 in fiscal 2021 and $1,681 in fiscal 2020	69,378	(83,743)
Reclassifications from other comprehensive income (loss) to net (loss) income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $1,746 in fiscal 2021 and $1,453 in fiscal 2020	4,797	3,992
Amortization of loss on cash flow hedge, net of related tax provisions of $76 in fiscal 2021 and $76 in fiscal 2020	208	208
Other comprehensive income (loss), net of tax	74,383	(79,543)
Total comprehensive (loss) income	$(139,837)	$679,419

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Net (loss) income	$(1,101,709)	$1,459,140
Additions to other comprehensive (loss) income:
Foreign currency translation adjustments, net of related tax benefit of $1,486 in fiscal 2021 and $952 in fiscal 2020	(59,780)	(90,904)
Reclassifications from other comprehensive loss to net (loss) income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $3,492 in fiscal 2021 and $2,906 in fiscal 2020	9,594	7,984
Amortization of loss on cash flow hedge, net of related tax provisions of $152 in fiscal 2021 and $152 in fiscal 2020	416	416
Other comprehensive (loss), net of tax	(49,770)	(82,504)
Total comprehensive (loss) income	$(1,151,479)	$1,376,636
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	August 1, 2020	February 1, 2020	August 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$6,620,411	$3,216,752	$2,186,382
Accounts receivable, net	444,229	386,261	377,057
Merchandise inventories	3,744,062	4,872,592	5,087,046
Prepaid expenses and other current assets	403,621	368,048	438,994
Federal, state and foreign income taxes recoverable	305,624	46,969	179,125
Total current assets	11,517,947	8,890,622	8,268,604
Net property at cost	5,100,411	5,325,048	5,041,878
Non-current deferred income taxes, net	48,600	12,132	5,642
Operating lease right of use assets	9,063,854	9,060,332	8,944,302
Goodwill	97,131	95,546	95,938
Other assets	740,459	761,323	498,615
TOTAL ASSETS	$26,568,402	$24,145,003	$22,854,979
LIABILITIES
Current liabilities:
Accounts payable	$2,422,140	$2,672,557	$2,607,651
Accrued expenses and other current liabilities	2,884,826	3,041,774	2,601,851
Current portion of operating lease liabilities	1,591,076	1,411,216	1,353,721
Current portion of long-term debt	749,209	—	—
Federal, state and foreign income taxes payable	—	24,700	37,518
Total current liabilities	7,647,251	7,150,247	6,600,741
Other long-term liabilities	848,253	851,116	776,654
Non-current deferred income taxes, net	91,770	142,170	196,985
Long-term operating lease liabilities	7,875,234	7,816,633	7,742,866
Long-term debt	5,445,325	2,236,625	2,235,121
Commitments and contingencies (See Note L)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,199,061,133; 1,199,099,768 and 1,208,932,667 respectively	1,199,061	1,199,100	1,208,933
Additional paid-in capital	68,532	—	—
Accumulated other comprehensive loss	(722,941)	(673,171)	(712,825)
Retained earnings	4,115,917	5,422,283	4,806,504
Total shareholders’ equity	4,660,569	5,948,212	5,302,612
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,568,402	$24,145,003	$22,854,979
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Cash flows from operating activities:
Net (loss) income	$(1,101,709)	$1,459,140
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	439,525	427,834
Loss on property disposals and impairment charges	38,970	3,215
Deferred income tax (benefit) provision	(88,562)	37,855
Share-based compensation	27,647	55,400
Changes in assets and liabilities:
(Increase) in accounts receivable	(56,041)	(35,848)
Decrease (increase) in merchandise inventories	1,111,612	(560,386)
(Increase) in income taxes recoverable	(258,655)	(166,333)
(Increase) in prepaid expenses and other current assets	(40,032)	(73,770)
(Decrease) in accounts payable	(240,356)	(6,823)
Increase (decrease) in accrued expenses and other liabilities	153,502	(113,799)
(Decrease) in income taxes payable	(25,254)	(116,460)
Increase in net operating lease liabilities	209,071	25,284
Other, net	27,057	(36,065)
Net cash provided by operating activities	196,775	899,244
Cash flows from investing activities:
Property additions	(309,910)	(578,018)
Purchase of investments	(19,411)	(18,994)
Sales and maturities of investments	10,503	9,374
Other	—	7,419
Net cash (used in) investing activities	(318,818)	(580,219)
Cash flows from financing activities:
Cash payments on revolving credit facilities	(1,000,000)	—
Proceeds from long-term debt including revolving credit facilities	4,988,452	—
Cash payments for debt issuance expenses	(33,872)	—
Cash payments for repurchase of common stock	(201,500)	(699,751)
Cash dividends paid	(278,250)	(517,448)
Proceeds from issuance of common stock	59,532	102,475
Cash payments of employee tax withholdings for performance based stock awards	(21,843)	(23,297)
Net cash provided by (used in) financing activities	3,512,519	(1,138,021)
Effect of exchange rate changes on cash	13,183	(24,851)
Net increase (decrease) in cash and cash equivalents	3,403,659	(843,847)
Cash and cash equivalents at beginning of year	3,216,752	3,030,229
Cash and cash equivalents at end of period	$6,620,411	$2,186,382
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, May 2, 2020	1,197,877	$1,197,877	$8,104	$(797,324)	$4,330,561	$4,739,218
Net loss	—	—	—	—	(214,220)	(214,220)
Other comprehensive income, net of tax	—	—	—	74,383	—	74,383
Recognition of share-based compensation	—	—	39,178	—	—	39,178
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	1,184	1,184	21,250	—	(424)	22,010
Balance, August 1, 2020	1,199,061	$1,199,061	$68,532	$(722,941)	$4,115,917	$4,660,569

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, May 4, 2019	1,212,668	$1,212,668	$—	$(633,282)	$4,552,509	$5,131,895
Net income	—	—	—	—	758,962	758,962
Other comprehensive (loss), net of tax	—	—	—	(79,543)	—	(79,543)
Cash dividends declared on common stock	—	—	—	—	(278,624)	(278,624)
Recognition of share-based compensation	—	—	29,668	—	—	29,668
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	1,952	1,952	40,759	—	—	42,711
Common stock repurchased and retired	(5,687)	(5,687)	(70,427)	—	(226,343)	(302,457)
Balance, August 3, 2019	1,208,933	$1,208,933	$—	$(712,825)	$4,806,504	$5,302,612
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, February 1, 2020	1,199,100	$1,199,100	$—	$(673,171)	$5,422,283	$5,948,212
Net loss	—	—	—	—	(1,101,709)	(1,101,709)
Other comprehensive (loss), net of tax	—	—	—	(49,770)	—	(49,770)
Recognition (reversal) of share-based compensation	—	—	59,482	—	(31,835)	27,647
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	3,348	3,348	34,765	—	(424)	37,689
Common stock repurchased and retired	(3,387)	(3,387)	(25,715)	—	(172,398)	(201,500)
Balance, August 1, 2020	1,199,061	$1,199,061	$68,532	$(722,941)	$4,115,917	$4,660,569

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance February 2, 2019	1,217,183	$1,217,183	$—	$(630,321)	$4,461,744	$5,048,606
Net income	—	—	—	—	1,459,140	1,459,140
Cumulative effect of accounting change	—	—	—	—	403	403
Other comprehensive (loss), net of tax	—	—	—	(82,504)	—	(82,504)
Cash dividends declared on common stock	—	—	—	—	(557,860)	(557,860)
Recognition of share-based compensation	—	—	55,400	—	—	55,400
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	5,094	5,094	74,084	—	—	79,178
Common stock repurchased and retired	(13,344)	(13,344)	(129,484)	—	(556,923)	(699,751)
Balance, August 3, 2019	1,208,933	$1,208,933	$—	$(712,825)	$4,806,504	$5,302,612
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
These interim results are not necessarily indicative of results for the full fiscal year. TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year. TJX is also impacted by the uncertainty surrounding the financial impact of the novel coronavirus (“COVID-19”) pandemic as discussed in Note B—Impact of the COVID-19 Pandemic.
The February 1, 2020 balance sheet data was derived from audited Consolidated Financial Statements and does not include all disclosures required by GAAP.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends January 30, 2021 (“fiscal 2021”) and is a 52-week fiscal year. Fiscal 2020 was also a 52-week fiscal year.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to leases, inventory valuation, impairment of long-lived assets, goodwill and tradenames, reserves for uncertain tax positions and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. The Company considered COVID-19 related impacts to its estimates, as appropriate, within its unaudited consolidated financial statements and there may be changes to those estimates in future periods. We believe that our accounting estimates are appropriate after giving consideration to the ongoing uncertainties surrounding the severity and duration of the COVID-19 pandemic and the associated containment and remediation efforts. Actual amounts could differ from these estimates, and such differences could be material.
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In thousands	August 1, 2020	August 3, 2019
Balance, beginning of year	$500,844	$450,302
Deferred revenue	355,397	747,827
Effect of exchange rates changes on deferred revenue	(854)	(826)
Revenue recognized	(378,782)	(791,293)
Balance, end of period	$476,605	$406,010
TJX recognized $198.7 million in gift card revenue for the three months ended August 1, 2020 and $407.6 million for the three months ended August 3, 2019. The decrease in both deferred revenue and revenue recognized versus the prior year reflects the impact of temporary store and e-commerce closures due to the COVID-19 pandemic. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

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
Included in the initial carrying value of $225 million, which represents the transaction date fair value, was a basis difference of $212 million related to the difference between the cost of the investment and the Company's proportionate share of the net assets of Familia. Goodwill comprised $186 million of the difference, and the remainder was allocated to the Familia tradename and customer relationships. The carrying value of the equity method investment is primarily adjusted for the Company's share in the earnings of Familia, as adjusted for basis differences, and the foreign currency exchange translation adjustment related to translating the investment from Russian rubles to U.S. dollars. The Company amortizes the tradename and customer relationships over their useful lives of 10 and 7 years, respectively, using the straight-line method.
This investment is included in Other assets on our Consolidated Balance Sheets. The Company reports its share of Familia’s results on a one-quarter lag, and earnings from the Company's investment in Familia were $0.3 million for the three months ended August 1, 2020 and $0.7 million for the six months ended August 1, 2020, which has been recorded in our Consolidated Statements of (Loss) Income as a reduction to Selling, general and administrative expenses. Revaluing the investment from Russian rubles to the U.S. dollar as of August 1, 2020 resulted in a cumulative translation loss and reduced the carrying value of our investment by $32 million. The cumulative translation loss has been recorded in our Consolidated Balance Sheets as a component of Accumulated other comprehensive loss. The carrying value of the equity investment on the Consolidated Balance Sheets at August 1, 2020, including acquisition costs of $5.6 million, was $199.7 million.
Familia operations have also been impacted by the COVID-19 pandemic and virtually all stores were temporarily closed. We have not impaired our investment due to our belief that any decline in fair value of our investment is temporary as almost all Familia stores have been reopened and we expect Familia to have adequate liquidity to continue operations notwithstanding the COVID-19 pandemic.
Leases
Supplemental cash flow information related to leases for the twenty-six weeks ended August 1, 2020 and August 3, 2019 is as follows:

	Twenty-Six Weeks Ended
In thousands	August 1, 2020	August 3, 2019
Operating cash flows paid for operating leases	$762,823	$846,211
Lease liabilities arising from obtaining right of use assets	$765,183	$993,979
During the first half of fiscal 2021, we negotiated rent deferrals (primarily for second quarter lease payments) for a significant number of our stores, with repayment at later dates, primarily in fiscal 2022. See Note B—Impact of the COVID-19 Pandemic for additional information.
Recently Adopted Accounting Standards
Simplified Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance related to simplified accounting for income taxes. The new standard simplifies accounting for income taxes by removing certain exceptions to the general principals in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company reviewed the provisions of this standard and determined that most of them do not apply to TJX. The most significant impact to the Company is the simplification of the tax benefit calculation recognized on pre-tax losses in interim periods. The Company elected to early adopt this standard as of February 2, 2020, which did not have an impact on the Company's financial statements or disclosures for the first half of fiscal 2021.
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

Note B. Impact of the COVID-19 Pandemic
During 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. In March 2020, the Company temporarily closed all of its stores, distribution centers and offices, and online businesses, with Associates working remotely where possible. In May 2020, the Company began reopening stores and as of August 1, 2020, more than 4,500 of the Company’s worldwide stores, and each of its online shopping websites, were reopened. In the first quarter of fiscal 2021 the Company amended the credit agreements governing its revolving credit facilities and as a result, we expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements. The impact of the COVID-19 pandemic has had and may continue to have a material impact on our business, results of operations, financial position and cash flows.
Financial Actions
Balance Sheet, Cash Flow and Liquidity
The Company ended the second quarter with $6.6 billion of cash. During the second quarter, the Company generated positive operating cash flows and paid off the $1.0 billion it drew down in March 2020 from its revolving credit facilities maturing 2022 and 2024. Subsequent to the end of the quarter, on August 10, 2020, the Company also increased its borrowing capacity by entering into a new $500 million 364 Day Revolving Credit Facility, making a total of $1.5 billion available to the Company under revolving credit facilities. For additional information on the new credit facility, see Note J—Long-Term Debt and Credit Lines. The Company has and will continue to monitor its expenses, capital spending, and shareholder distributions due to the current environment. The Company did not declare a dividend in the first six months of fiscal 2021 and does not expect to declare a dividend in the third quarter of fiscal 2021 and has suspended its share buyback program.
During the first half of fiscal 2021, we negotiated rent deferrals (primarily for second quarter lease payments) for a significant number of our stores, with repayment at later dates, primarily in fiscal 2022. Consistent with updated guidance from the FASB in April 2020, we have elected to treat the COVID-19 pandemic-related rent deferrals as a resolution of a contingency by remeasuring the remaining consideration in the contract, with a corresponding adjustment to the right-of-use asset, using the remeasured consideration. The Company did not reassess the lease classification and did not update the discount rate used to measure the lease liability. For additional information on cash flows for operating leases see Note A—Basis of Presentation and Summary of Significant Accounting Policies.
For the first half of fiscal 2021, as a result of the COVID-19 pandemic, and store closures, the Company evaluated the value of its inventory. Permanent markdowns taken upon reopening of the stores, on transitional or out of season merchandise and merchandise that was already in markdown status, combined with the write-off of perishable goods, resulted in a reduction of approximately $0.4 billion in inventory for the six months ended August 1, 2020, which reflects a $0.1 billion reversal of the estimated markdowns recorded in the first quarter of fiscal 2021.
TJX evaluates its long-lived assets, operating lease right of use assets, goodwill and tradenames for indicators of impairment at least annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Given the substantial reduction in our sales and the reduced cash flow projections as a result of the store closures due to the COVID-19 pandemic, we determined that a triggering event occurred and that an impairment assessment was warranted for certain stores. This analysis resulted in an immaterial amount of impairment charges related to long-lived assets and operating lease right of use assets in the first half of fiscal 2021.
As a result of the COVID-19 pandemic, governments in the U.S., United Kingdom (“U.K.”), Canada and various other jurisdictions have implemented programs to encourage companies to retain and pay employees who are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. TJX continued to pay and provide benefits to eligible impacted employees during the second quarter of fiscal 2021. As such, we qualified for certain of these provisions, which partially offset related expenses. During the second quarter of fiscal 2021 and the six months ended August 1, 2020, these programs reduced our expenses by approximately $0.2 billion and $0.4 billion, respectively, on our Consolidated Statements of (Loss) Income, and increased Accounts receivable, net on our Consolidated Balance Sheets by approximately $0.1 billion. These government programs also provide for the option to defer payroll tax and VAT payments, which has resulted in an increase in Accrued expenses and other current liabilities on our Consolidated Balance Sheets by approximately $0.2 billion.
The Company also incurred incremental costs associated with the COVID-19 pandemic, including primarily from:
–Incremental payroll investments in our stores for enhanced cleaning and monitoring occupancy.
–Incremental expense related to the discretionary appreciation bonus for store and distribution center Associates.
–Personal protective equipment for our Associates.

Note C. Property at Cost
The following table presents the components of property at cost:

In thousands	August 1, 2020	February 1, 2020	August 3, 2019
Land and buildings	$1,461,878	$1,426,222	$1,235,675
Leasehold costs and improvements	3,599,362	3,541,413	3,410,862
Furniture, fixtures and equipment	6,397,233	6,404,643	6,096,876
Total property at cost	$11,458,473	$11,372,278	$10,743,413
Less: accumulated depreciation and amortization	6,358,062	6,047,230	5,701,535
Net property at cost	$5,100,411	$5,325,048	$5,041,878

Depreciation expense was $216.5 million for the three months ended August 1, 2020 and $214.5 million three months ended August 3, 2019. Depreciation expense was $433.5 million for the six months ended August 1, 2020 and $424.2 million for the six months ended August 3, 2019.
Note D. Accumulated Other Comprehensive (Loss) Income
Amounts included in accumulated other comprehensive loss are recorded net of taxes. The following table details the changes in accumulated other comprehensive loss for the twelve months ended February 1, 2020 and the six months ended August 1, 2020:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive (Loss) Income
Balance, February 2, 2019	$(453,177)	$(175,745)	$(1,399)	$(630,321)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $1,189)	(3,943)	—	—	(3,943)
Recognition of net gains/losses on benefit obligations (net of taxes of $20,489)	—	(56,275)	—	(56,275)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $303)	—	—	831	831
Amortization of prior service cost and deferred gains/losses (net of taxes of $6,019)	—	16,537	—	16,537
Balance, February 1, 2020	$(457,120)	$(215,483)	$(568)	$(673,171)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $1,486)	(59,780)	—	—	(59,780)
Reclassifications from other comprehensive loss to net (loss):
Amortization of loss on cash flow hedge (net of taxes of $152)	—	—	416	416
Amortization of prior service cost and deferred gains/losses (net of taxes of $3,492)	—	9,594	—	9,594
Balance, August 1, 2020	$(516,900)	$(205,889)	$(152)	$(722,941)

Note E. Capital Stock and (Loss) Earnings Per Share
Capital Stock
In March 2020, in connection with the actions taken related to the COVID-19 pandemic as described in Note B—Impact of the COVID-19 Pandemic, the Company suspended its share repurchase program.
During the first quarter of fiscal 2021, prior to the suspension of our share repurchase program, TJX repurchased and retired 3.2 million shares of its common stock at a cost of $190.1 million on a "trade date" basis. All share repurchases occurred during the first quarter of fiscal 2021. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $201.5 million for the six months ended August 1, 2020, and $699.8 million for the six months ended August 3, 2019. These expenditures were funded by cash generated from operations.

In February 2020, the Company announced that its Board of Directors had approved in January 2020 a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time. In February 2019, TJX announced that its Board of Directors had approved an additional stock repurchase program that authorized the repurchase of up to $1.5 billion of TJX common stock from time to time.
As of August 1, 2020, TJX had approximately $3.0 billion available under these previously announced stock repurchase programs.
All shares repurchased under the stock repurchase programs have been retired.
(Loss) Earnings Per Share
The following table presents the calculation of basic and diluted (loss) earnings per share for net (loss) income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Amounts in thousands, expect per share amounts	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Basic (loss) earnings per share:
Net (loss) income	$(214,220)	$758,962	$(1,101,709)	$1,459,140
Weighted average common shares outstanding for basic (loss) earnings per share calculation	1,198,634	1,210,525	1,198,222	1,212,528
Basic (loss) earnings per share	$(0.18)	$0.63	$(0.92)	$1.20
Diluted (loss) earnings per share:
Net (loss) income	$(214,220)	$758,962	$(1,101,709)	$1,459,140
Weighted average common shares outstanding for basic (loss) earnings per share calculations	1,198,634	1,210,525	1,198,222	1,212,528
Assumed exercise / vesting of:
Stock options and awards	—	18,461	—	18,683
Weighted average common shares outstanding for diluted (loss) earnings per share calculation	1,198,634	1,228,986	1,198,222	1,231,211
Diluted (loss) earnings per share	$(0.18)	$0.62	$(0.92)	$1.19
Cash dividends declared per share	$—	$0.230	$—	$0.460
For the quarter and six months ended August 1, 2020, as a result of net losses, all options have been excluded from the calculation of diluted earnings per share and therefore there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding would have been anti-dilutive. In reporting periods with net income, the weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal period. Such options are excluded because they would have an antidilutive effect. There were 5.9 million such options excluded for each of the thirteen weeks and twenty-six weeks ended August 3, 2019.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2020, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2021, and during the first six months of fiscal 2021, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first six months of fiscal 2022. The hedge agreements outstanding at August 1, 2020 relate to approximately 50% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2021 and approximately 50% of TJX’s estimated notional diesel requirements for the first six months of fiscal 2022. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2021 and throughout the first seven months of fiscal 2022. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. As a result of the COVID-19 pandemic, there was a significant change in the Company's anticipated merchandise purchases and we early settled derivative contracts designed to hedge merchandise purchases that would no longer take place. The settlement of these contracts resulted in a net gain of $24.8 million in the first quarter of fiscal 2021. The contracts outstanding at August 1, 2020 cover the merchandise purchases the Company is committed to over the next several months. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this exposure.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 1, 2020:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 1,2020
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	65,000		£12,780	0.1966	(Accrued Exp)	$—	$(628)	$(628)
	€60,000		£53,412	0.8902	(Accrued Exp)	—	(1,033)	(1,033)
A$	110,000	U.S.$	70,802	0.6437	(Accrued Exp)	—	(7,798)	(7,798)
U.S.$	72,475		£55,000	0.7589	(Accrued Exp)	—	(448)	(448)
	£200,000	U.S.$	249,499	1.2475	(Accrued Exp)	—	(12,538)	(12,538)
C$	550,000	U.S.$	390,766	0.7105	(Accrued Exp)	—	(19,571)	(19,571)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.9M – 3.5M gal per month		Float on 2.9M – 3.5M gal per month	N/A	(Accrued Exp)	—	(13,920)	(13,920)
Intercompany billings in TJX International, primarily merchandise related:
	€73,400		£65,678	0.8948	(Accrued Exp)	—	(570)	(570)
Merchandise purchase commitments:
C$	271,576	U.S.$	201,700	0.7427	Prepaid Exp / (Accrued Exp)	737	(1,647)	(910)
	£240,694	U.S.$	304,800	1.2663	Prepaid Exp / (Accrued Exp)	34	(10,415)	(10,381)
A$	40,156	U.S.$	28,250	0.7035	(Accrued Exp)	—	(447)	(447)
zł	87,000		£18,059	0.2076	Prepaid Exp	419	—	419
U.S.$	3,771		€3,383	0.8971	Prepaid Exp	213	—	213
Total fair value of derivative financial instruments						$1,403	$(69,015)	$(67,612)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 1, 2020:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 1, 2020
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	45,000		£8,930	0.1984	Prepaid Exp	$270	$—	$270
A$	50,000	U.S.$	33,911	0.6782	Prepaid Exp	275	—	275
U.S.$	72,475		£55,000	0.7589	Prepaid Exp	743	—	743
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.9M – 3.5M gal per month		Float on 2.9M– 3.5M gal per month	N/A	(Accrued Exp)	—	(9,927)	(9,927)
Intercompany billings in TJX International, primarily merchandise related:
	€58,700		£49,848	0.8492	Prepaid Exp	655	—	655
Merchandise purchase commitments:
C$	609,340	U.S.$	463,200	0.7602	Prepaid Exp / (Accrued Exp)	2,877	(207)	2,670
C$	37,051		€25,200	0.6801	Prepaid Exp / (Accrued Exp)	61	(44)	17
	£265,653	U.S.$	341,880	1.2869	Prepaid Exp / (Accrued Exp)	11	(9,792)	(9,781)
zł	362,700		£72,217	0.1991	Prepaid Exp	1,903	—	1,903
A$	29,400	U.S.$	20,151	0.6854	Prepaid Exp	435	—	435
U.S.$	49,849		€44,635	0.8954	Prepaid Exp / (Accrued Exp)	10	(235)	(225)
Total fair value of derivative financial instruments						$7,240	$(20,205)	$(12,965)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 3, 2019:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 3,2019
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	64,000		£13,055	0.2040	(Accrued Exp)	$—	$(585)	$(585)
	€55,950		£49,560	0.8858	(Accrued Exp)	—	(2,208)	(2,208)
A$	40,000	U.S.$	28,249	0.7062	Prepaid Exp	944	—	944
U.S.$	72,020		£55,000	0.7637	(Accrued Exp)	—	(4,785)	(4,785)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.7M – 3.3M gal per month		Float on 2.7M – 3.3M gal per month	N/A	(Accrued Exp)	—	(6,575)	(6,575)
Intercompany billings in TJX International, primarily merchandise related:
	€89,000		£80,029	0.8992	(Accrued Exp)	—	(1,687)	(1,687)
Lease liability in TJX International:
zł	330,044		€77,479	0.2348	Prepaid Exp	866	—	866
Merchandise purchase commitments:
C$	702,924	U.S.$	529,750	0.7536	Prepaid Exp / (Accrued Exp)	1,323	(4,800)	(3,477)
C$	38,119		€25,400	0.6663	(Accrued Exp)	—	(592)	(592)
	£313,490	U.S.$	403,600	1.2874	Prepaid Exp / (Accrued Exp)	20,418	(12)	20,406
A$	32,229	U.S.$	22,665	0.7032	Prepaid Exp	690	—	690
zł	418,012		£85,810	0.2053	(Accrued Exp)	—	(3,267)	(3,267)
U.S.$	3,834		£3,052	0.7960	(Accrued Exp)	—	(120)	(120)
U.S.$	79,010		€69,427	0.8787	(Accrued Exp)	—	(1,567)	(1,567)
Total fair value of derivative financial instruments						$24,241	$(26,198)	$(1,957)

Presented below is the impact of derivative financial instruments on the Consolidated Statements of (Loss) Income for the periods shown:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands		August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(38,060)	$(10,345)	$(43,233)	$(6,712)
Economic hedges for which hedge accounting was not elected:
Intercompany receivable	Selling, general and administrative expenses	—	—	—	3,257
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	10,123	(6,319)	(12,731)	(2,632)
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	(2,039)	(6,351)	(3,891)	(4,200)
International lease liabilities	Cost of sales, including buying and occupancy costs	—	108	—	(1,414)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(15,808)	17,369	34,327	27,158
Gain recognized in (loss) / income		$(45,784)	$(5,538)	$(25,528)	$15,457

Note G. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	August 1, 2020	February 1, 2020	August 3, 2019
Level 1
Assets:
Executive Savings Plan investments	$324,270	$305,777	$282,548
Level 2
Assets:
Foreign currency exchange contracts	1,403	7,240	24,241
Liabilities:
Foreign currency exchange contracts	$55,095	$10,278	$19,623
Diesel fuel contracts	13,920	9,927	6,575
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of August 1, 2020 was $6.4 billion compared to a carrying value of $5.4 billion. The fair value of the current portion of long-term debt as of August 1, 2020 was $762.7 million compared to a carrying value of $749.2 million. For additional information on the new debt issuances, see Note J—Long-Term Debt and Credit Lines. The fair value of long-term debt as of February 1, 2020 and August 3, 2019 was $2.3 billion compared to a carrying value of $2.2 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales:
In the United States:
Marmaxx	$3,959,340	$6,106,697	$6,657,119	$11,908,457
HomeGoods	1,235,973	1,424,836	1,995,838	2,821,701
TJX Canada	591,918	967,460	971,554	1,815,195
TJX International	880,344	1,282,603	1,451,952	2,513,828
Total net sales	$6,667,575	$9,781,596	$11,076,463	$19,059,181
Segment profit (loss):
In the United States:
Marmaxx	$100,471	$855,199	$(609,198)	$1,651,192
HomeGoods	97,576	128,942	(56,127)	265,727
TJX Canada	21,965	118,217	(75,216)	215,249
TJX International	(131,262)	50,459	(389,879)	78,946
Total segment profit (loss)	88,750	1,152,817	(1,130,420)	2,211,114
General corporate expense	123,433	128,613	223,760	249,611
Interest expense, net	57,336	2,897	80,687	3,714
(Loss) income before income taxes	$(92,019)	$1,021,307	$(1,434,867)	$1,957,789

Note I. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Service cost	$12,540	$11,049	$709	$552
Interest cost	12,519	12,990	801	967
Expected return on plan assets	(22,242)	(18,488)	—	—
Amortization of net actuarial loss and prior service cost	5,509	4,509	1,034	936
Total expense	$8,326	$10,060	$2,544	$2,455

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
In thousands	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Service cost	$25,080	$22,098	$1,418	$1,104
Interest cost	25,038	25,980	1,602	1,934
Expected return on plan assets	(44,484)	(36,976)	—	—
Amortization of net actuarial loss and prior service cost	11,018	9,018	2,068	1,872
Total expense	$16,652	$20,120	$5,088	$4,910
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
The amounts included in amortization of net actuarial loss and prior service cost in the table above have been reclassified in their entirety from accumulated other comprehensive loss to the Consolidated Statements of (Loss) Income, net of related tax effects, for the periods presented.

Note J. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of August 1, 2020, February 1, 2020 and August 3, 2019. All amounts are net of unamortized debt discounts.

In thousands	August 1, 2020	February 1, 2020	August 3, 2019
General corporate debt:
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $63 at August 1, 2020, $100 at February 1, 2020 and $137 at August 3, 2019)	$749,937	$749,900	$749,863
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $122 at August 1, 2020, $145 at February 1, 2020 and $167 at August 3, 2019)	499,878	499,855	499,833
3.50% senior unsecured notes, maturing April 15, 2025 (effective interest rate of 3.58% after reduction of unamortized debt discount of $4,713 at August 1, 2020)	1,245,287	—	—
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $4,538 at August 1, 2020, $4,911 at February 1, 2020 and $5,284 at August 3, 2019)	995,462	995,089	994,716
3.75% senior unsecured notes, maturing April 15, 2027 (effective interest rate of 3.76% after reduction of unamortized debt discount of $493 at August 1, 2020)	749,507	—	—
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount of $1,510 at August 1, 2020)	1,248,490	—	—
4.50% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount of $4,368 at August 1, 2020)	745,632	—	—
Total debt	6,234,193	2,244,844	2,244,412
Current maturities of long-term debt, net of debt issuance costs	(749,209)	—	—
Debt issuance costs	(39,659)	(8,219)	(9,291)
Long-term debt	$5,445,325	$2,236,625	$2,235,121
On April 1, 2020, given the rapidly changing environment and level of uncertainty created by the COVID-19 pandemic and the associated impact on future earnings, the Company completed the issuance and sale of (a) $1.25 billion aggregate principal amount of 3.50% notes due 2025, (b) $750 million aggregate principal amount of 3.75% notes due 2027, (c) $1.25 billion aggregate principal amount of 3.875% notes due 2030 and (d) $750 million aggregate principal amount of 4.50% notes due 2050, all of which was outstanding at August 1, 2020.
As of the fiscal period ended August 1, 2020, TJX had two $500 million revolving credit facilities, one which matures in March 2022 and one which matures in May 2024. In July 2020, the Company paid off the $1.0 billion it had drawn down on these revolving credit facilities during the first quarter of fiscal 2021. The six month interest rate on these borrowings was 1.757% through May 15, 2020, and increased to 2.007% through the payoff date. The terms of these revolving credit facilities require quarterly payments on the committed amount and payment of interest on borrowings at rates based on LIBOR or a base rate plus a variable margin, in each case based on the Company’s long term debt ratings, and require usages fees based on total credit extensions under such facilities. As of August 1, 2020, February 1, 2020 and August 3, 2019, and during the quarter and year then ended, there were no amounts outstanding under these facilities.
Subsequent to the fiscal quarter ending August 1, 2020, on August 10, 2020, the Company increased its borrowing capacity by entering into a new $500 million 364 Day Revolving Credit Facility, maturing in August 2021. With the new 364 Day Revolving Credit Facility, the Company has increased its borrowing capacity to $1.5 billion, all of which currently remains available to the Company. The terms of the 364 Day Revolving Credit Facility require quarterly payments on committed amounts and payment of interest on borrowings at rates based on LIBOR or a base rate plus a variable margin, in each case based on the Company's long-term debt ratings.

Beginning with the fiscal period ending May 1, 2021, the terms and covenants under the existing revolving credit facilities and the new 364 Day revolving Credit Facility require the Company to maintain a quarterly-tested leverage ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (“EBITDAR”) of not more than 5.00 to 1.00, with an incremental 0.50 stepdown each quarter thereafter, until the fourth quarter of fiscal 2022 when the new covenant of 3.50 to 1.00 permanently applies. In addition, the Company is required to maintain a minimum liquidity, defined as unrestricted cash and cash equivalents and aggregate borrowing availability under the 2022 revolving credit facility and the 2024 revolving credit facility plus, under the 364 Day Revolving Credit Facility, borrowing ability under that facility, of at least $1.5 billion through the period ending April 30, 2021, as well as minimum EBITDAR of $650 million for the fiscal quarter ending January 30, 2021.
As of August 1, 2020, February 1, 2020 and August 3, 2019, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of August 1, 2020, February 1, 2020 and August 3, 2019, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line. As of August 1, 2020, February 1, 2020 and August 3, 2019, our European business at TJX International had an uncommitted credit line of £5 million. As of August 1, 2020, February 1, 2020 and August 3, 2019, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note K. Income Taxes
The effective income tax rate was (132.8)% for the second quarter of fiscal 2021 and 25.7% for the second quarter of fiscal 2020. The effective income tax rate was 23.2% for the six months ended August 1, 2020 compared to 25.5% for the six months ended August 3, 2019. The second quarter’s negative effective income tax rate is primarily due to the reversal of income tax benefit recorded in the first quarter of fiscal 2021 related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020. The CARES Act provides for net operating losses incurred in fiscal 2021 to be carried back to earlier tax years with higher tax rates than the current year. The projected losses subject to carry back to earlier years decreased in the second quarter of fiscal 2021, resulting in a reduction of the year to date income tax benefit and a second quarter negative effective income tax rate.
TJX had net unrecognized tax benefits of $262.2 million as of August 1, 2020, $254.8 million as of February 1, 2020 and $241.6 million as of August 3, 2019.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the Consolidated Balance Sheets for interest and penalties was $32.0 million as of August 1, 2020, $27.9 million as of February 1, 2020 and $27.3 million as of August 3, 2019.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the Consolidated Financial Statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $36.0 million.
Note L. Contingent Obligations and Contingencies
Contingent Obligations
TJX has contingent obligations on leases, for which it was a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. We have had numerous leases from our former operations where our guarantee required us to satisfy some of these lease obligations and we established appropriate reserves. We may be contingently liable on up to eight leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote. We may also be contingently liable for assignments and subleases if the subtenants or assignees do not fulfill their obligations. TJX estimates the undiscounted value of these contingent obligations as of August 1, 2020 to be approximately $13.4 million. TJX believes that most or all of these contingent obligations will not revert to the Company and, to the extent they do, may be resolved for substantially less due to mitigating factors including TJX's expectation to further sublet.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 1, 2020
Compared to
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
Impact of the COVID-19 Pandemic
During 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, and federal, state and local governments and private entities began issuing various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining protocols. In March 2020, the Company temporarily closed all of its stores, distribution centers and offices, and online businesses, with Associates working remotely where possible. In May 2020, the Company began reopening its stores and as of August 1, 2020, more than 4,500 of the Company’s worldwide stores, and each of its e-commerce shopping websites, have reopened.
In addition to the temporary closure and reopening of our stores and other facilities, the ongoing COVID-19 pandemic has led to modifications to our operations, including implementing health and safety protocols, and impacted consumer behavior. The continued scope and impact of the pandemic is unpredictable and may cause additional intermittent or prolonged periods of store closures, and may result in additional changes in consumer demand and behavior or require further modifications to our operations. These potential impacts may lead to increased asset recovery and valuation risks, such as impairment of our stores and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy may also impact the financial viability of some of our suppliers, which may interrupt our supply chain, and require other changes to our operations. These and other factors have had and may continue to have a material impact on our business, results of operations, financial position and cash flows.
Store and Associate Actions
We have taken numerous steps to protect the health and well-being of our Associates, customers and communities. We have been highly focused on the changes we are making to operate more safely in light of the COVID-19 pandemic. The Company established several global task force teams focused on a broad range of strategies to navigate the Company through this global health crisis. Globally, the Company has put in place practices designed to help protect the health and well-being of its Associates and customers, including social distancing protocols (which included occupancy limits and reducing in-store inventory levels), access to personal protective equipment and enhanced cleaning efforts. For example, upon reopening its stores, the Company installed protective shields at registers, encouraged social distancing through regular in-store announcements, signage, and markers in our queue lines, implemented new processes for handling merchandise returns, and instituted new cleaning regimens, including enhanced cleaning of high-touch surfaces throughout the day. Further, the Company has mandated that shoppers wear a face covering in its stores throughout the U.S. and Canada. In Europe and Australia, the Company is following regional governmental face covering requirements.

Financial Actions
Balance Sheet, Cash Flow and Liquidity
The temporary closure of our stores has had a material impact on our results of operations, financial position and liquidity. As further detailed below in Results of Operations, this impact included a 42% decrease in net sales for the first six months of fiscal 2021 compared to the same period last year, resulting in net operating losses that include significant inventory write-downs.
The Company ended the second quarter with $6.6 billion of cash. During the second quarter, the Company generated positive operating cash flows and paid off the $1.0 billion it drew down from its revolving credit facilities in March 2020. Subsequent to the second quarter of fiscal 2021, on August 10, 2020, the Company also increased its borrowing capacity by entering into a new $500.0 million facility, making a total of $1.5 billion available to the Company under revolving credit facilities. For additional information on the new credit facilities, see Note J—Long-Term Debt and Credit Lines. The Company intends to continue to be prudent with its expenses and capital spend, now expected to be in a range of $0.6 billion to $0.8 billion, lowering fiscal 2021 planned store openings to approximately 50 stores, pausing a majority of our planned store remodels, and delaying a significant portion of distribution center, home office and IT capital spending. The Company did not declare a dividend in the first six months of fiscal 2021 and does not expect to declare a dividend in the third quarter of fiscal 2021 and has suspended its share buyback program.
During the first half of fiscal 2021, we negotiated rent deferrals (primarily for second quarter lease payments) for a significant number of our stores, with repayment at later dates, primarily in fiscal 2022. Consistent with updated guidance from the FASB in April 2020, we have elected to treat the COVID-19 pandemic-related rent deferrals as a resolution of a contingency by remeasuring the remaining consideration in the contract, with a corresponding adjustment to the right-of-use asset, using the remeasured consideration. The Company did not reassess the lease classification and did not update the discount rate used to measure the lease liability.
For the first half of fiscal 2021, the Company evaluated the value of its inventory in light of store closures due to the COVID-19 pandemic. Permanent markdowns, which have been taken upon reopening of the stores, on transitional or out of season merchandise and merchandise that was already in markdown status, combined with the write-off of perishable goods, resulted in a reduction of approximately $0.4 billion in inventory for the six months ended August 1, 2020, which reflects a $0.1 billion reversal of the estimated markdowns recorded in the first quarter of fiscal 2021.
Given the substantial reduction in our sales and the reduced cash flow projections as a result of the store closures due to the COVID-19 pandemic, we determined that a triggering event occurred and that an impairment assessment was warranted for certain stores. This analysis resulted in an immaterial amount of impairment charges related to long-lived assets and operating lease right of use assets in the first half of fiscal 2021.
Operating Expenses
The Company has incurred additional payroll and supply costs associated with social distancing protocols and cleaning regimens in our stores, distribution centers, and offices. In addition, the Company provided a discretionary appreciation bonus for the second quarter of fiscal 2021 to store and distribution center Associates and incurred incremental costs for personal protective equipment and additional cleaning supplies. We expect that many of these costs will continue through the second half of fiscal 2021. We have implemented, and plan to continue to implement, cost saving initiatives to reduce some ongoing variable and discretionary spending, including substantially reducing expenses such as advertising and other non-essential expenses in the short term.
As a result of the COVID-19 pandemic, governments in the U.S., U.K., Canada and various other jurisdictions have implemented programs to encourage companies to retain and pay employees who are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. TJX continued to pay and provide benefits to eligible impacted employees during the second quarter of fiscal 2021. As such, we qualified for certain of these provisions, which partially offset related expenses. During the second quarter of fiscal 2021 and the six months ended August 1, 2020, these programs reduced our expenses by approximately $0.2 billion and $0.4 billion, respectively, on our Consolidated Statements of (Loss) Income.

RESULTS OF OPERATIONS
Matters Affecting Comparability
As a result of the COVID-19 pandemic, our stores, e-commerce businesses and distribution centers were closed for nearly one-third of the second quarter and approximately 40% of the first six months of fiscal 2021. In addition to lost revenues, we continued to pay wages and provide benefits to many of our Associates during the closure, incurred higher expenses due to inventory write-down costs and incremental operating expenses upon reopening for new health and safety practices compliant with local requirements. This significantly impacted the operating results of all of our divisions and as a result, comparisons of expense ratios on reported results are not a meaningful way to discuss our operating results for the periods ended August 1, 2020.
Overview of our financial performance for the quarter ended August 1, 2020:
–Net sales decreased 32% to $6.7 billion for the second quarter of fiscal 2021 versus last year’s second quarter of fiscal 2020 sales of $9.8 billion. As of August 1, 2020, the number of stores in operation (including stores that had been temporarily closed due to COVID-19) increased 3% and selling square footage increased 3% compared to the end of the fiscal 2020 second quarter.
–Diluted (loss) earnings per share for the second quarter of fiscal 2021 were $(0.18) versus $0.62 in the second quarter of fiscal 2020.
–Pre-tax margin (the ratio of pre-tax (loss) income to net sales) for the second quarter of fiscal 2021 was (1.4)%, an 11.8 percentage point decrease compared with 10.4% in the second quarter of fiscal 2020.
–Our cost of sales, including buying and occupancy costs, ratio for the second quarter of fiscal 2021 was 77.6%, a 5.8 percentage point increase compared with 71.8% in the second quarter of fiscal 2020.
–Our selling, general and administrative (“SG&A”) expense ratio for the second quarter of fiscal 2021 was 22.9%, a 5.2 percentage point increase compared with 17.7% in the second quarter of fiscal 2020.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were down 33% on a reported basis and down 34% on a constant currency basis at the end of the second quarter of fiscal 2021 as compared to a 6% increase in average per store inventories on a reported basis and a 7% increase on a constant currency basis in the second quarter of fiscal 2020.
–There were no dividends declared or share repurchases during the second quarter of fiscal 2021. See the Impact of the COVID-19 Pandemic section above for the actions taken regarding the Company's share repurchase and dividend programs.
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
Tariffs
The U.S. Administration has imposed tariffs on imports from China. We continue to monitor the developments very closely and have seen margin pressure based on the tariffs currently in place on the goods sourced directly from China. The impact on vendor and competitor pricing, consumer demand, potential tariff pass-throughs and the fluctuation of the Chinese currency remains uncertain.
Net Sales
Net sales for the quarter ended August 1, 2020 totaled $6.7 billion, a 32% decrease versus last year’s second quarter net sales of $9.8 billion. Net sales for the six months ended August 1, 2020 totaled $11.1 billion, a 42% decrease versus last year’s six-month net sales of $19.1 billion. The decrease in net sales for both periods was driven by temporary store and online business closures as a result of the COVID-19 pandemic, with most stores being closed for nearly one-third of the second quarter and approximately 40% of the first six months of fiscal 2021.
As a result of the extended store closures due to the COVID-19 pandemic and our policy relating to the treatment of extended store closures when calculating comp store sales, we had no stores classified as comp stores at the end of the second quarter fiscal 2021.
In order to provide a performance indicator for our stores as they reopen, the Company is temporarily reporting a new sales measure, open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021, and reports the sales increase or decrease of these stores for the days the stores were open in the current period against sales for the same days in the prior year. Our historical definition of comp sales is presented below for reference.
Open-only comp store sales were down 3% for the second quarter and the first six months of fiscal 2021 as compared to same periods last year. These results reflect a decrease in customer traffic partially offset by increased average basket. Our stores were open for approximately two-thirds of the second quarter. Sales were strong across all divisions as we reopened and declined during the quarter, with open-only comp percentages ending the quarter down mid-teens. This decline was due to lower traffic and lower inventory levels. While the environment remains uncertain, these significantly lower open-only comps continued into the start of the third quarter and we expect that this trend may continue through the third quarter. Home businesses across all major divisions outperformed apparel for the second quarter and first six months of fiscal 2021.
Historical Definition of Comp Store Sales
We are temporarily reporting a new sales measure, open-only comp store sales, as described above. The following reflects the way that we have historically classified and reported comp sales results.
We previously defined comparable store sales, or comp sales, to be sales of stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We calculated comp sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp percentage is immaterial.
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
Comp sales of our foreign segments are calculated by translating the current year’s comp sales using the prior year's exchange rates. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance.
Comp sales may be referred to as “same store” sales by other retail companies. The method for calculating comp sales varies across the retail industry, therefore our measure of comp sales may not be comparable to that of other retail companies.
The following table sets forth certain information about our operating results as a percentage of net sales for the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	77.6	71.8	86.6	71.7
Selling, general and administrative expenses	22.9	17.7	25.7	18.0
Interest expense, net	0.9	—	0.7	—
(Loss) income before provision for income taxes*	(1.4)%	10.4%	(13.0)%	10.3%
*Figures may not foot due to rounding.
Impact of foreign currency exchange rates
Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. We specifically refer to “foreign currency” as the impact of translational foreign currency exchange and mark-to-market of inventory derivatives, as described in detail below. This does not include the impact foreign currency exchange rates can have on various transactions that are denominated in a currency other than an operating division's local currency referred to as “transactional foreign exchange,” also described below.
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

Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, was $5.2 billion for the second quarter of fiscal 2021, a decrease of $1.9 billion, compared to $7.0 billion for the second quarter of fiscal 2020. Cost of sales, including buying and occupancy costs, was $9.6 billion for the six months ended August 1, 2020, a decrease of $4.1 billion, compared to $13.7 billion for the six months ended August 3, 2019.
The most significant factor in this decline was the cost of merchandise on lost sales, which were approximately $3.1 billion less than last year’s sales for the fiscal 2020 second quarter and approximately $8.0 billion less than sales for the first six months of fiscal 2020. Merchandise margin remained strong due to favorable markon and lower than expected markdowns for the second quarter of fiscal 2021. The merchandise margin for the six months ended August 1, 2020 also reflects improved markon which was more than offset by markdowns, primarily recorded in the first quarter of fiscal 2021. Our estimated markdowns recorded in the first quarter of fiscal 2021 were partially reversed by $0.1 billion in the second quarter of fiscal 2021 as actual markdowns came in lower due to strong sales demand upon initial reopening. In addition, a significant change in our inventory levels has an impact on our buying and distribution costs as a portion of these costs are typically allocated to our cost for merchandise. As a result of our reduced buying activity and lower inventory levels, a greater portion of these costs were expensed in the second quarter and first six months of fiscal 2021 as compared to last year.
The temporary closure of our distribution centers resulted in reduced payroll costs due to Associate furloughs at our distribution centers during the second quarter and first six months of fiscal 2021. In addition, payroll costs were reduced by approximately $28 million for the second quarter and by approximately $63 million for the first six months of fiscal 2021 from government programs available in the U.S. and in Canada, the U.K. and various other jurisdictions. These payroll savings were partially offset by incremental payroll and supply costs to implement safety protocols upon reopening as well as a discretionary appreciation bonus for our Associates.
It is important to note that a significant portion of our occupancy costs are fixed and although rent deferrals were negotiated to help with our liquidity, our year over year occupancy costs were comparable. There was a reduction in some of our variable costs due to the store and distribution center closures, such as store repairs and maintenance and travel costs.
Selling, General and Administrative Expenses
SG&A expenses were $1.5 billion for the second quarter of fiscal 2021, a decrease of $0.2 billion, compared to $1.7 billion for the second quarter of fiscal 2020. SG&A expenses were $2.8 billion for the six months ended August 1, 2020, a decrease of $0.6 billion, compared to $3.4 billion for the six months ended August 3, 2019.
The decrease for the second quarter and six months ended August 1, 2020 was primarily driven by lower store payroll costs. The lower store payroll costs reflect store closures partially offset by incremental payroll investments as stores reopened to allow for enhanced cleaning and monitoring capacity, as well as a discretionary appreciation bonus for the second quarter of fiscal 2021. Store payroll also includes the additional payroll we paid our Associates during the temporary store closures, which was partially offset by $196 million for the second quarter and $348 million for the first six months of fiscal 2021 from government programs available in the U.S. and in Canada, the U.K. and various other jurisdictions. Additionally, other variable store costs such as credit processing fees and advertising spend were lower as a result of the temporary store closures due to the COVID-19 pandemic.
Interest Expense, net
The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Interest expense	$60.2	$15.4	$92.8	$30.7
Capitalized interest	(1.2)	(0.5)	(2.2)	(1.2)
Interest (income)	(1.7)	(12.0)	(9.9)	(25.8)
Interest expense, net	$57.3	$2.9	$80.7	$3.7
Net interest expense increased for the second quarter of fiscal 2021 and the six months ended August 1, 2020 compared to the same periods in fiscal 2020, primarily driven by the issuance of additional debt, lower interest income and borrowings on the revolving credit facilities due to the COVID-19 pandemic.

Provision for Income Taxes
The effective income tax rate was (132.8)% for the second quarter of fiscal 2021 compared to 25.7% for the second quarter of fiscal 2020. The effective income tax rate was 23.2% for the six months ended August 1, 2020 compared to 25.5% for the six months ended August 3, 2019. The second quarter’s negative effective income tax rate is primarily due to the reversal of income tax benefit recorded in the first quarter related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020. The CARES Act provides for net operating losses incurred in fiscal 2021 to be carried back to earlier tax years that have higher tax rates than the current year. The projected losses subject to carry back to earlier years decreased in the second quarter of fiscal 2021, resulting in a reduction of the year to date income tax benefit and a second quarter negative effective income tax rate.
Net (Loss) / Income and Diluted (Loss) Earnings Per Share
Net (loss) income for the second quarter of fiscal 2021 was $(214) million, or $(0.18) per diluted share compared to $759 million, or $0.62 per diluted share for the second quarter of fiscal 2020.
Net (loss) income for the six months ended August 1, 2020 was $(1.1) billion, or $(0.92) per diluted share compared to $1.5 billion, or $1.19 per diluted share for the six months ended August 3, 2019.
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
Due to the temporary closing of all of our stores as a result of the COVID-19 pandemic, the Company’s definition of comp store sales is not applicable for the reported periods. In order to provide a performance indicator for our stores as they reopen, the Company is temporarily reporting a new sales measure, open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021, and reports the sales increase or decrease of these stores for the days the stores were open in the current period against sales for the same days in the prior year.
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$3,959	$6,107	$6,657	$11,908
Segment profit (loss)	$101	$855	$(609)	$1,651
Segment margin	2.5%	14.0%	(9.2)%	13.9%
Stores in operation at end of period:
T.J. Maxx			1,271	1,260
Marshalls			1,134	1,107
Sierra			46	39
Total			2,451	2,406
Selling square footage at end of period (in thousands):
T.J. Maxx			27,732	27,577
Marshalls			25,977	25,534
Sierra			766	654
Total			54,475	53,765
Net Sales
Net sales for Marmaxx decreased 35% for the second quarter and 44% for the first six months of fiscal 2021 as compared to the same periods last year. The decrease in net sales for the second quarter and first six months was due to the temporary closures of all stores as a result of the COVID-19 pandemic and, upon reopening, lower customer traffic, partially offset by an increase in the average basket. Open-only comp store sales were down 6% for the second quarter and 5% for first six months of fiscal 2021. Home fashions outperformed apparel for the second quarter of fiscal 2021 and for the six months ended August 1, 2020.
Segment Profit / (Loss)
Segment profit was $101 million for the second quarter of fiscal 2021, a decrease of $754 million, compared to a segment profit of $855 million for the same period last year. Segment loss was $(609) million for the six months ended August 1, 2020, a decrease of $2.3 billion, compared to a segment profit of $1.7 billion for the same period last year. The decrease for the second quarter and first six months was primarily driven by a reduction in sales from the temporary store closures. The decrease for the first six months reflects increased markdowns on merchandise primarily taken in the first quarter of fiscal 2021 due to the COVID-19 pandemic. The estimated write down in the first quarter of fiscal 2021 was partially reversed in the second quarter of fiscal 2021 as actual markdowns came in lower due to strong sales demand upon initial reopening. In addition, segment profit declined as a result of our reduced buying activity and lower inventory levels resulting in higher buying and distribution costs in the second quarter and first six months of fiscal 2021 as compared to last year. The decline in segment profit was partially offset by a reduction in store payroll while the stores were closed, lower advertising spend and other variable store expenses. The reduction in payroll reflects approximately $83 million for the second quarter of fiscal 2021 and $171 million for the six months ended August 1, 2020 from government programs as described in the Impacts of the COVID-19 Pandemic section above. Despite a decline in total store payroll costs, we incurred incremental payroll investments as stores reopened to allow for enhanced cleaning and capacity monitoring.
Our U.S. e-commerce businesses, which represented approximately 4% of Marmaxx’s net sales for the second quarter and first six months of fiscal 2021 and less than 3% for the second quarter and first six months of fiscal 2020, did not have a significant impact on year-over-year segment margin comparisons for the second quarter and first six months of fiscal 2021. Along with our stores, we temporarily closed our online businesses during the first six months of fiscal 2021, as a result of the COVID-19 pandemic.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$1,236	$1,425	$1,996	$2,822
Segment proft (loss)	$98	$129	$(56)	$266
Segment margin	7.9%	9.0%	(2.8)%	9.4%
Stores in operation at end of period:
HomeGoods			818	783
Homesense			34	23
Total			852	806
Selling square footage at end of period (in thousands):
HomeGoods			14,986	14,383
Homesense			733	492
Total			15,719	14,875
Net Sales
Net sales for HomeGoods decreased 13% in the second quarter and 29% for the first six months of fiscal 2021 as compared to the same periods last year. The decrease in net sales for the second quarter and first six months is due to the temporary closures of all stores as a result of the COVID-19 pandemic and, upon reopening, lower customer traffic, partially offset by an increase in the average basket. Open-only comp store sales were up 20% for the second quarter and 12% for first six months of fiscal 2021.
Segment Profit / (Loss)
Segment profit was $98 million for the second quarter of fiscal 2021, a decrease of $31 million, compared to a segment profit of $129 million for the same period last year. Segment loss was $(56) million for the six months ended August 1, 2020, a decrease of $322 million, compared to a segment profit of $266 million for the same period last year. The decrease for the second quarter and first six months was primarily driven by a reduction in sales due to the temporary store closures. In addition, the decrease for the first six months reflects increased markdowns on merchandise primarily taken in the first quarter of fiscal 2021 due to the COVID-19 pandemic. In addition, segment profit declined as a result of our reduced buying activity and lower inventory levels resulting in higher buying and distribution costs in the second quarter and first six months of fiscal 2021 as compared to last year. The decline in segment profit was partially offset by a reduction in store payroll while the stores were closed and lower advertising spend. The reduction in payroll reflects approximately $24 million for the second quarter of fiscal 2021 and $46 million for the six months ended August 1, 2020 from government programs as described in the Impacts of the COVID-19 Pandemic section above. Despite a decline in total store payroll costs, we incurred incremental payroll investments as stores reopened to allow for enhanced cleaning and capacity monitoring.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$592	$967	$972	$1,815
Segment profit (loss)	$22	$118	$(75)	$215
Segment margin	3.7%	12.2%	(7.7)%	11.9%
Stores in operation at end of period:
Winners			279	274
HomeSense			141	132
Marshalls			102	91
Total			522	497
Selling square footage at end of period (in thousands):
Winners			6,009	5,882
HomeSense			2,585	2,425
Marshalls			2,141	1,929
Total			10,735	10,236
Net Sales
Net sales for TJX Canada decreased 39% during the second quarter and 46% for the first six months of fiscal 2021 compared to the same periods last year. The decrease in the net sales for the second quarter and first six months is due to the temporary closures of all stores as a result of the COVID-19 pandemic and, upon reopening, lower customer traffic, partially offset by an increase in the average basket. Open-only comp store sales were down 18% for the second quarter and 13% for first six months of fiscal 2021.
Segment Profit / (Loss)
Segment profit was $22 million for the second quarter of fiscal 2021, a decrease of $96 million, compared to a segment profit of $118 million for the same period last year. Segment loss was $(75) million for the six months ended August 1, 2020, a decrease of $290 million, compared to a segment profit of $215 million for the same period last year. The decrease for the second quarter and first six months was primarily driven by a reduction in sales due to the temporary store closures. In addition, the decrease for the first six months reflects increased markdowns on merchandise primarily taken in the first quarter of fiscal 2021 due to the COVID-19 pandemic. The decline in segment profit was partially offset by a reduction in store payroll while the stores were closed. The reduction in payroll reflects approximately $73 million for the second quarter of fiscal 2021 and $104 million for the six months ended August 1, 2020 from government programs as described in the Impacts of the COVID-19 Pandemic section above. Despite a decline in total store payroll costs, we incurred incremental payroll investments as stores reopened to allow for enhanced cleaning and capacity monitoring.

TJX International

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$880	$1,283	$1,452	$2,514
Segment (loss) profit	$(131)	$50	$(390)	$79
Segment margin	(14.9)%	3.9%	(26.9)%	3.1%
Stores in operation at end of period:
T.K. Maxx			597	580
Homesense			78	72
T.K. Maxx Australia			57	51
Total			732	703
Selling square footage at end of period (in thousands):
T.K. Maxx			12,027	11,849
Homesense			1,142	1,074
T.K. Maxx Australia			1,035	937
Total			14,204	13,860
Net Sales
Net sales for TJX International decreased 31% for the second quarter and 42% for the first six months of fiscal 2021 compared to the same periods last year. The decrease in net sales for the second quarter and first six months is due to the temporary closures of all stores as a result of the COVID-19 pandemic and, upon reopening, lower customer traffic, partially offset by an increase in the average basket. Open-only comp store sales were down 1% for both the second quarter and first six months of fiscal 2021.
E-commerce sales represented approximately 4% of TJX International’s net sales for the second quarter and first six months of fiscal 2021 and less than 3% for the second quarter and first six months of fiscal 2020. Along with our stores, we temporarily closed our online businesses during the first six months of fiscal 2021, due to the COVID-19 pandemic.
Segment (Loss) / Profit
Segment loss was $(131) million for the second quarter of fiscal 2021, a decrease of $181 million, compared to a segment profit of $50 million for the same period last year. Segment loss was $(390) million for the six months ended August 1, 2020, a decrease of $469 million, compared to a segment profit of $79 million for the same period last year. The decrease for the second quarter and first six months was primarily driven by a reduction in sales due to the temporary store closures. In addition, the decrease for the first six months reflects increased markdowns on merchandise primarily taken in the first quarter of fiscal 2021 due to the COVID-19 pandemic. The decline in segment profit was partially offset by a reduction in occupancy costs, store payroll while closed and lower advertising spend. The reduction in payroll reflects approximately $40 million for the second quarter of fiscal 2021 and $86 million for the six months ended August 1, 2020 from government programs as described in the Impacts of the COVID-19 Pandemic section above.
GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
General corporate expense	$123	$129	$224	$250
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
The decrease in general corporate expense for the second quarter was primarily driven by the mark-to-market adjustment on the fuel hedge partially offset by contributions to TJX's charitable foundations made during the quarter.
The decrease in general corporate expense for the first six months of fiscal 2021 was primarily driven by lower share-based compensation costs partially offset by contributions to TJX's charitable foundations made during the second quarter.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
As part of the actions we have taken, and are continuing to take, relating to the COVID-19 pandemic, as described in Impact of the COVID-19 Pandemic above and in Note B—Impact of the COVID-19 Pandemic of Notes to Consolidated Financial Statements, in the first quarter of fiscal 2021, TJX issued $4.0 billion aggregate principal amount of notes, and in May 2020, the Company amended the covenant requirements under its revolving credit facilities. In March 2020, we drew down $1.0 billion on our revolving credit facilities, and in the second quarter of fiscal 2021, the Company paid off these borrowings. Subsequent to the fiscal quarter ending August 1, 2020, on August 10, 2020, the Company increased its borrowing capacity by entering into a new $500 million facility, making a total of $1.5 billion available to the Company under revolving credit facilities. See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for additional details of these transactions.
The Company did not declare a dividend for the first half of fiscal 2021 and does not expect to declare a dividend in the third quarter of fiscal 2021. The Company suspended its share repurchase program and does not anticipate repurchasing any stock for the remainder of fiscal 2021. The Company also qualified for certain government programs in the U.S., U.K., Canada and other jurisdictions to support payroll and other operating costs. The Company has also reduced and plans to continue to reduce spending more broadly across the Company, evaluating operating expenses and taking actions to reduce ongoing variable and discretionary spending and only incur critical operating and capital spending. The Company has negotiated rent deferrals for a significant amount of our stores, with repayment at later dates, primarily in fiscal 2022. The challenges posed by the COVID-19 pandemic on the Company's business are evolving rapidly. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
We believe that our existing cash, internally generated funds and our credit facilities, as described in Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements will be sufficient to fund necessary operating cash requirements and capital expenditures for at least the next twelve months.
As of August 1, 2020, we held $6.6 billion in cash. Approximately $1.4 billion of our cash was held by our foreign subsidiaries with $0.7 billion held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. TJX provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through August 1, 2020. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
Operating Activities
Net cash provided by operating activities resulted in net cash inflows of $0.2 billion for the six months ended August 1, 2020 and $0.9 billion for the six months ended August 3, 2019. The Company's operating cash flows for the six months ended August 1, 2020 decreased by $0.7 billion compared to the first six months of fiscal 2020. The COVID-19 pandemic had a material impact on the Company's operating cash flows. The loss of sales as a result of temporarily closing our stores and e-commerce businesses resulted in a net loss of $1.1 billion for the first six months of fiscal 2021 compared with net income of $1.5 billion in the six months of fiscal 2020. This decrease in cash flows was offset by the $1.4 billion favorable impact of a decrease in merchandise inventories, net of accounts payable and an increase in income taxes recoverable, accrued expenses and lease liabilities of $0.4 billion. The favorable impact of the change in merchandise inventories, net of accounts payable was driven by lower inventory levels.
Investing Activities
Net cash used in investing activities resulted in net cash outflows of $0.3 billion for the six months ended August 1, 2020 and $0.6 billion for the six months ended August 3, 2019. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first six months of fiscal 2021 primarily reflected property additions for new stores, store improvements and renovations as well as investments in our offices and distribution centers, including buying and merchandising systems and other information systems. Cash outflows for property additions were $0.3 billion for the first six months of fiscal 2021 and $0.6 billion for the first six months of fiscal 2020. In order to preserve liquidity throughout the COVID-19 pandemic, we have decreased new store openings to approximately 50 stores and paused most scheduled store remodels, thereby deferring a substantial amount of our previously planned fiscal 2021 capital expenditures. Our expected fiscal 2021 capital investments total $0.6 billion to $0.8 billion. Planned investments for the remainder of the year are limited to those critical to our operations, primarily investing in our distribution centers and systems.

Financing Activities
Net cash provided by (used in) financing activities resulted in net cash inflows of $3.5 billion in the first six months of fiscal 2021 and net cash outflows of $1.1 billion for the six months ended August 3, 2019.
Debt
The cash inflows in the first six months of fiscal 2021 were a result of completing the issuance and sale of (a) $1.25 billion aggregate principal amount of 3.50% notes due 2025, (b) $750 million aggregate principal amount of 3.75% notes due 2027, (c) $1.25 billion aggregate principal amount of 3.875% notes due 2030 and (d) $750 million aggregate principal amount of 4.50% notes due 2050, all of which were outstanding at August 1, 2020. In addition, in the first quarter of fiscal 2021 we drew down $1.0 billion on our previously undrawn revolving credit facilities, which were paid off in full during the second quarter of fiscal 2021. Subsequent to the fiscal quarter ending August 1, 2020, on August 10, 2020, the Company increased its borrowing capacity under revolving credit facilities by entering into a new $500 million 364 Day Revolving Credit Facility, maturing in August 2021. With the new revolving credit facility, the Company has increased its borrowing capacity to $1.5 billion, all of which currently remains available to the Company. See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for additional information.
Equity
Under our stock repurchase programs, during the first quarter of fiscal 2021, we paid $0.2 billion to repurchase and subsequently retired 3.4 million shares of our stock on a settlement basis. These outflows were partially offset by proceeds from the exercise of employee stock options, net of shares withheld for taxes in the first six months of fiscal 2021. We paid $0.7 billion to repurchase and subsequently retired 13.3 million shares on a settlement basis in the first six months of fiscal 2020. For further information regarding equity repurchases, see Note E—Capital Stock and (Loss) Earnings Per Share of Notes to Consolidated Financial Statements.
In February 2020, TJX announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time. In March 2020, in connection with the actions taken related to the COVID-19 pandemic as described in Impact of the COVID-19 Pandemic above and in Note B—Impact of the COVID-19 Pandemic of Notes to Consolidated Financial Statements, the Company suspended its share repurchase program and does not intend to repurchase additional shares for the remainder of fiscal 2021.
Dividends
In March 2020, prior to the declaration of the COVID-19 pandemic, we paid our fourth quarter fiscal 2020 quarterly dividend which totaled $0.3 billion. As a result of the uncertainty surrounding the COVID-19 pandemic, the Company did not declare a dividend for the first or second quarter of fiscal 2021 and does not anticipate declaring a dividend in the third quarter of fiscal 2021. The Company is committed to resuming dividend payments whenever the environment and its business stabilize for the long term. We declared quarterly dividends on our common stock which totaled $0.46 per share in the first six months of fiscal 2020. Cash payments for dividends on our common stock totaled $0.3 billion for the first six months of fiscal 2021 and $0.5 billion for the first six months of fiscal 2020.
Contractual Obligations
Changes to our aggregate indebtedness, including related interest and terms for new issuances, are described in Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements. During the first half of fiscal 2021, we negotiated rent deferrals for a significant number of our stores, with repayments to later dates, primarily in fiscal 2022. In addition, approximately $1.0 billion of obligations under purchase orders for merchandise were cancelled in the first quarter of fiscal 2021. As our stores reopened during the second quarter of fiscal 2021, we resumed placing orders for merchandise.
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

FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: execution of buying strategy and inventory management; operational and business expansion and management of large size and scale; customer trends and preferences; various marketing efforts; competition; economic conditions and consumer spending; the ongoing COVID-19 global pandemic and associated containment and remediation efforts; labor costs and workforce challenges; personnel recruitment, training and retention; data security and maintenance and development of information technology systems; corporate and retail banner reputation; quality, safety and other issues with our merchandise; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; serious disruptions or catastrophic events and adverse or unseasonable weather; expanding international operations; merchandise sourcing and transport; commodity availability and pricing; fluctuations in currency exchange rates; fluctuations in quarterly operating results and market expectations; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; outcomes of litigation, legal proceedings and other legal or regulatory matters; disproportionate impact of disruptions in the second half of the fiscal year; cash flow; inventory or asset loss; tax matters; real estate activities; and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 1, 2020 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended August 1, 2020 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
“Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended February 1, 2020, as filed with the Securities Exchange Commission on March 27, 2020 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K. The effects of the events and circumstances described in the following risk factor may have the additional effect of heightening many of the risks noted in our Annual Report on Form 10-K. Otherwise, except as presented below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 1, 2020, as filed with the Securities Exchange Commission on March 27, 2020.
Our business may be materially and adversely affected by the ongoing COVID-19 pandemic.
After COVID-19 emerged and spread worldwide, in March 2020 the World Health Organization declared COVID-19 a pandemic, and federal, state and local governments and private entities began issuing various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining protocols. After closely monitoring and taking into consideration guidance from federal, state and local governments, and other health organizations, in March 2020, the Company temporarily closed all of its stores, distribution centers and offices, and online businesses, with Associates working remotely where possible. Effective April 12, 2020, the Company temporarily furloughed the majority of the hourly store and distribution center Associates in the U.S. and Canada, with employee benefits for eligible Associates having continued during the temporary furlough at no cost to impacted Associates. The Company also took comparable actions with respect to portions of its European and Australian workforces.
In May 2020, the Company started to reopen its stores, and as of August 1, 2020, more than 4,500 of its stores, its four e-commerce websites and its distribution centers and most other facilities were open. The Company has implemented additional practices, including personal protective equipment and social distancing protocols as it has reopened stores. The Company continues to monitor developments, including government requirements and recommendations at the national, state and local level that could result in possible additional impacts to our operations.
The temporary closure of our stores, online businesses, and distribution centers has had and, as some stores and facilities remain closed or may be closed again, may continue to have, an adverse impact on our results of operations, financial position and liquidity. For example, while our facilities were closed during the first half of fiscal 2021 and our day-to-day operations were suspended, our ability to generate net sales was significantly impaired, but we continued to incur expenses, including labor and other costs. As our stores and facilities reopened, new practices or protocols have impacted our business resulting in additional payroll and supply costs and/or facility occupancy limitations. In addition, as our stores reopen, reduction in our customers’ willingness to shop our stores, the levels of our customers’ spending at our stores, our Associates’ willingness to staff our stores and distribution centers, as a result of health concerns related to the COVID-19 pandemic or otherwise, and the impact of the ongoing pandemic on the economy and consumer discretionary spending, may impact our business operations, financial performance and liquidity. For example, following initial strong sales upon the reopening of our stores, we have seen reduced traffic and open-only comp store sales declines, which could continue or accelerate for the remainder of the pandemic and beyond as a result of changing consumer behavior. The extent of the impact of the COVID-19 pandemic on our business will depend on future developments, which remain highly uncertain and difficult to predict, including the duration, severity and sustained geographic spread of the pandemic, the possibility of additional waves of increased infections, and the success of associated prevention, containment, remediation and treatment efforts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2021 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
May 3, 2020 through May 30, 2020	—	$—	—	$2,985,692,971
May 31, 2020 through July 4, 2020	—	$—	—	$2,985,692,971
July 5, 2020 through August 1, 2020	—	$—	—	$2,985,692,971
Total	—		—
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2019 and 2020, TJX announced stock repurchase programs authorizing $1.5 billion and $1.5 billion in repurchases of TJX common stock from time to time. As of August 1, 2020 approximately $3 billion remained available under both plans. In March 2020, as a result of the COVID-19 pandemic, TJX suspended its share repurchase program. The Company does not intend to repurchase additional shares for the remainder of fiscal 2021.

Item 6. Exhibits

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1	Second Amendment to 2022 Revolving Credit Agreement, dated as of May 15, 2020, by and among The TJX Companies, Inc., the lenders party thereto and U.S. Bank National Association, as administrative agent.	8-K	10.1	5/21/2020
10.2	Second Amendment to 2024 Revolving Credit Agreement, dated as of May 15, 2020, by and among The TJX Companies, Inc., the lender party thereto and U.S. Bank National Association, as administrative agent.	8-K	10.2	5/21/2020
10.3
364 Day Revolving Credit Agreement, dated August 10, 2020, by and among The TJX Companies, Inc., the lenders from time to time party thereto, Bank of America, N.A., as syndication agent, U.S. Bank National Association, as administrative agent, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and BofA Securities, Inc., U.S. Bank National Association, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as lead arrangers and bookrunners.
		8-K	10.1	8/11/2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of (Loss) Income, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 28, 2020
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)