Form 10-Q
period 2020-10-31
TJX COMPANIES INC /DE/
filed 2020-12-01
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of October 31, 2020: 1,200,631,186

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$10,117,289	$10,451,334	$21,193,752	$29,510,515
Cost of sales, including buying and occupancy costs	7,062,285	7,440,033	16,651,240	21,103,975
Selling, general and administrative expenses	1,986,128	1,885,923	4,827,816	5,319,659
Interest expense, net	52,884	3,259	133,571	6,973
Income (loss) before income taxes	1,015,992	1,122,119	(418,875)	3,079,908
(Provision) benefit for income taxes	(149,336)	(293,856)	183,822	(792,505)
Net income (loss)	$866,656	$828,263	$(235,053)	$2,287,403
Basic earnings (loss) per share	$0.72	$0.69	$(0.20)	$1.89
Weighted average common shares – basic	1,199,951	1,206,369	1,198,798	1,210,475
Diluted earnings (loss) per share	$0.71	$0.68	$(0.20)	$1.86
Weighted average common shares – diluted	1,214,195	1,224,288	1,198,798	1,228,903
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019
Net income	$866,656	$828,263
Additions to other comprehensive (loss) income:
Foreign currency translation adjustments, net of related tax provisions of $993 in fiscal 2021 and $241 in fiscal 2020	(25,568)	70,785
Reclassifications from other comprehensive (loss) income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $1,981 in fiscal 2021 and $1,609 in fiscal 2020	5,440	4,418
Amortization of loss on cash flow hedge, net of related tax provisions of $75 in fiscal 2021 and $75 in fiscal 2020	208	208
Other comprehensive (loss) income, net of tax	(19,920)	75,411
Total comprehensive income	$846,736	$903,674

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Net (loss) income	$(235,053)	$2,287,403
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of related tax benefit of $493 in fiscal 2021 and $711 in fiscal 2020	(85,348)	(20,119)
Reclassifications from other comprehensive (loss) to net (loss) income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $5,473 in fiscal 2021 and $4,515 in fiscal 2020	15,034	12,402
Amortization of loss on cash flow hedge, net of related tax provisions of $227 in fiscal 2021 and $227 in fiscal 2020	624	624
Other comprehensive (loss), net of tax	(69,690)	(7,093)
Total comprehensive (loss) income	$(304,743)	$2,280,310
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	October 31, 2020	February 1, 2020	November 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,581,993	$3,216,752	$2,060,176
Accounts receivable, net	463,732	386,261	442,883
Merchandise inventories	4,997,506	4,872,592	6,274,778
Prepaid expenses and other current assets	425,027	368,048	414,376
Federal, state and foreign income taxes recoverable	185,648	46,969	182,402
Total current assets	16,653,906	8,890,622	9,374,615
Net property at cost	5,004,774	5,325,048	5,250,971
Non-current deferred income taxes, net	56,132	12,132	5,484
Operating lease right of use assets	9,028,696	9,060,332	9,069,146
Goodwill	96,733	95,546	96,313
Other assets	725,259	761,323	492,175
TOTAL ASSETS	$31,565,500	$24,145,003	$24,288,704
LIABILITIES
Current liabilities:
Accounts payable	$6,142,547	$2,672,557	$3,447,443
Accrued expenses and other current liabilities	3,228,618	3,041,774	2,806,225
Current portion of operating lease liabilities	1,650,154	1,411,216	1,412,262
Current portion of long-term debt	749,446	—	—
Federal, state and foreign income taxes payable	46,429	24,700	21,214
Total current liabilities	11,817,194	7,150,247	7,687,144
Other long-term liabilities	860,497	851,116	797,573
Non-current deferred income taxes, net	78,007	142,170	203,515
Long-term operating lease liabilities	7,795,838	7,816,633	7,822,067
Long-term debt	5,447,208	2,236,625	2,235,873
Commitments and contingencies (See Note L)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,200,631,186; 1,199,099,768 and 1,203,183,703 respectively	1,200,631	1,199,100	1,203,184
Additional paid-in capital	126,413	—	—
Accumulated other comprehensive loss	(742,861)	(673,171)	(637,414)
Retained earnings	4,982,573	5,422,283	4,976,762
Total shareholders’ equity	5,566,756	5,948,212	5,542,532
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,565,500	$24,145,003	$24,288,704
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Cash flows from operating activities:
Net (loss) income	$(235,053)	$2,287,403
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	658,497	647,389
Loss on property disposals and impairment charges	38,970	6,253
Deferred income tax (benefit) provision	(112,965)	42,120
Share-based compensation	58,909	86,590
Changes in assets and liabilities:
(Increase) in accounts receivable	(76,604)	(99,476)
(Increase) in merchandise inventories	(134,877)	(1,701,704)
(Increase) in income taxes recoverable	(138,679)	(169,610)
(Increase) in prepaid expenses and other current assets	(53,702)	(62,358)
Increase in accounts payable	3,464,266	805,766
Increase in accrued expenses and other liabilities	550,261	133,651
Increase (decrease) in income taxes payable	20,131	(131,499)
Increase in net operating lease liabilities	226,909	32,056
Other, net	10,697	(3,053)
Net cash provided by operating activities	4,276,760	1,873,528
Cash flows from investing activities:
Property additions	(433,604)	(992,712)
Purchase of investments	(24,468)	(24,052)
Sales and maturities of investments	13,894	11,590
Other	—	7,419
Net cash (used in) investing activities	(444,178)	(997,755)
Cash flows from financing activities:
Cash payments on revolving credit facilities	(1,000,000)	—
Proceeds from long-term debt including revolving credit facilities	4,988,452	—
Cash payments for debt issuance expenses	(33,872)	—
Cash payments for repurchase of common stock	(201,500)	(1,190,390)
Cash dividends paid	(278,250)	(795,092)
Proceeds from issuance of common stock	87,721	175,285
Cash payments of employee tax withholdings for performance based stock awards	(21,843)	(23,297)
Net cash provided by (used in) financing activities	3,540,708	(1,833,494)
Effect of exchange rate changes on cash	(8,049)	(12,332)
Net increase (decrease) in cash and cash equivalents	7,365,241	(970,053)
Cash and cash equivalents at beginning of year	3,216,752	3,030,229
Cash and cash equivalents at end of period	$10,581,993	$2,060,176
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, August 1, 2020	1,199,061	$1,199,061	$68,532	$(722,941)	$4,115,917	$4,660,569
Net income	—	—	—	—	866,656	866,656
Other comprehensive (loss), net of tax	—	—	—	(19,920)	—	(19,920)
Recognition of share-based compensation	—	—	31,262	—	—	31,262
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	1,570	1,570	26,619	—	—	28,189
Balance, October 31, 2020	1,200,631	$1,200,631	$126,413	$(742,861)	$4,982,573	$5,566,756

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, August 3, 2019	1,208,933	$1,208,933	$—	$(712,825)	$4,806,504	$5,302,612
Net income	—	—	—	—	828,263	828,263
Other comprehensive income, net of tax	—	—	—	75,411	—	75,411
Cash dividends declared on common stock	—	—	—	—	(277,115)	(277,115)
Recognition of share-based compensation	—	—	31,190	—	—	31,190
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	3,075	3,075	69,735	—	—	72,810
Common stock repurchased and retired	(8,824)	(8,824)	(100,925)	—	(380,890)	(490,639)
Balance, November 2, 2019	1,203,184	$1,203,184	$—	$(637,414)	$4,976,762	$5,542,532
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, February 1, 2020	1,199,100	$1,199,100	$—	$(673,171)	$5,422,283	$5,948,212
Net loss	—	—	—	—	(235,053)	(235,053)
Other comprehensive (loss), net of tax	—	—	—	(69,690)	—	(69,690)
Recognition (reversal) of share-based compensation	—	—	90,744	—	(31,835)	58,909
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	4,918	4,918	61,384	—	(424)	65,878
Common stock repurchased and retired	(3,387)	(3,387)	(25,715)	—	(172,398)	(201,500)
Balance, October 31, 2020	1,200,631	$1,200,631	$126,413	$(742,861)	$4,982,573	$5,566,756

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance February 2, 2019	1,217,183	$1,217,183	$—	$(630,321)	$4,461,744	$5,048,606
Net income	—	—	—	—	2,287,403	2,287,403
Cumulative effect of accounting change	—	—	—	—	403	403
Other comprehensive (loss), net of tax	—	—	—	(7,093)	—	(7,093)
Cash dividends declared on common stock	—	—	—	—	(834,975)	(834,975)
Recognition of share-based compensation	—	—	86,590	—	—	86,590
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	8,169	8,169	143,819	—	—	151,988
Common stock repurchased and retired	(22,168)	(22,168)	(230,409)	—	(937,813)	(1,190,390)
Balance, November 2, 2019	1,203,184	$1,203,184	$—	$(637,414)	$4,976,762	$5,542,532
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In thousands	October 31, 2020	November 2, 2019
Balance, beginning of year	$500,844	$450,302
Deferred revenue	650,956	1,104,694
Effect of exchange rates changes on deferred revenue	(667)	(636)
Revenue recognized	(685,601)	(1,149,613)
Balance, end of period	$465,532	$404,747
TJX recognized $306.8 million in gift card revenue for the three months ended October 31, 2020 and $358.3 million for the three months ended November 2, 2019. The decrease in both deferred revenue and revenue recognized versus the prior year reflects the impact of lower customer traffic for the three months ended October 31, 2020 and temporary store and e-commerce closures due to the COVID-19 pandemic for the nine months ended October 31, 2020. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

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
This investment is included in Other assets on our Consolidated Balance Sheets. The Company reports its share of Familia’s results on a one-quarter lag. The losses from the Company's investment in Familia were $3.2 million for the three months ended October 31, 2020 and $2.5 million for the nine months ended October 31, 2020, which has been recorded in our Consolidated Statements of Income (Loss) and is included in Selling, general and administrative expenses. Revaluing the investment from Russian rubles to the U.S. dollar as of October 31, 2020 resulted in a cumulative translation loss and reduced the carrying value of our investment by $44 million. The cumulative translation loss has been recorded in our Consolidated Balance Sheets as a component of Accumulated other comprehensive loss. The carrying value of the equity investment on the Consolidated Balance Sheets at October 31, 2020, including acquisition costs of $5.6 million, was $184.1 million.
Familia operations have also been impacted by the COVID-19 pandemic and virtually all stores were temporarily closed. We have not impaired our investment due to our belief that any decline in fair value of our investment is temporary and we expect Familia to have adequate liquidity to continue operations notwithstanding the COVID-19 pandemic.
Leases
Supplemental cash flow information related to leases for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 is as follows:

	Thirty-Nine Weeks Ended
In thousands	October 31, 2020	November 2, 2019
Operating cash flows paid for operating leases	$1,179,618	$1,274,861
Lease liabilities arising from obtaining right of use assets	$1,151,543	$1,416,591
During the first nine months of fiscal 2021, we negotiated rent deferrals (primarily for second quarter lease payments) for a significant number of our stores, with repayment at later dates, primarily in fiscal 2022. See Note B—Impact of the COVID-19 Pandemic for additional information.
Recently Adopted Accounting Standards
Simplified Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance related to simplified accounting for income taxes. The new standard simplifies accounting for income taxes by removing certain exceptions to the general principals in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company reviewed the provisions of this standard and determined that most of them do not apply to TJX. The most significant impact to the Company is the simplification of the tax benefit calculation recognized on pre-tax losses in interim periods. The Company elected to early adopt this standard as of February 2, 2020, which did not have an impact on the Company's financial statements or disclosures for the first nine months of fiscal 2021.
From time to time, the FASB or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we have reviewed the guidance and have determined that they will not apply or are not expected to be material to our Consolidated Financial Statements upon adoption and therefore are not disclosed.

Note B. Impact of the COVID-19 Pandemic
In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantine or isolation protocols for those who may have been exposed to the virus. In March 2020, the Company temporarily closed all of its stores, its online businesses, its distribution centers and its offices, with Associates working remotely where possible. In May 2020, the Company began reopening its stores with capacity constraints and reduced operating hours. By the end of the second quarter, more than 4,500 of the Company’s worldwide stores, and each of its online businesses, had reopened.
In response to increasing cases of COVID-19, a number of our stores have temporarily closed again. As of November 30, 2020, the Company has approximately 500 stores temporarily closed due to local government mandates, primarily located in Europe. The Company’s tkmaxx.com e-commerce business in the U.K. remains open. In the first quarter of fiscal 2021 the Company amended the credit agreements governing its revolving credit facilities and as a result, we expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements. As the COVID-19 pandemic is complex and rapidly evolving, and cases have been rising around the world, the Company cannot reasonably estimate the duration and severity of this pandemic, which has had and may continue to have a material impact on our business, results of operations, financial position and cash flows.
Financial Actions
Balance Sheet, Cash Flow and Liquidity
During the third quarter the Company generated positive operating cash flows and ended the third quarter with $10.6 billion of cash. In addition, in the third quarter of fiscal 2021 the Company increased its borrowing capacity by entering into a new $500 million 364 Day Revolving Credit Facility, making a total of $1.5 billion available to the Company under revolving credit facilities. For additional information on the new credit facility, see Note J—Long-Term Debt and Credit Lines. Additionally, subsequent to the end of the third quarter, the Company issued $1.0 billion in aggregate long-term debt and commenced cash tender offers to repurchase up to $750.0 million combined aggregate principal amount of certain of its notes issued on April 1, 2020. For additional information on these transactions, see Note M—Subsequent Events. While the Company's Board of Directors did not declare a dividend in the first nine months of fiscal 2021, the Company expects a dividend of $0.26 per share to be declared in the fourth quarter of fiscal 2021, payable in March 2021, subject to the approval by its Board of Directors. The Company has and will continue to monitor its expenses, capital spending and shareholder distributions in the context of the current environment.
During the first nine months of fiscal 2021, we negotiated rent deferrals (primarily for second quarter lease payments) for a significant number of our stores, with repayment at later dates, primarily in fiscal 2022. Consistent with updated guidance from the FASB in April 2020, we have elected to treat the COVID-19 pandemic-related rent deferrals as a resolution of a contingency by remeasuring the remaining consideration in the contract, with a corresponding adjustment to the right-of-use asset, using the remeasured consideration. The Company did not reassess the lease classification and did not update the discount rate used to measure the lease liability. For additional information on cash flows for operating leases see Note A—Basis of Presentation and Summary of Significant Accounting Policies. In addition to negotiating deferral of lease payments, the Company also temporarily extended payment terms on merchandise orders, which increased our accounts payable as of the end of the third quarter, benefiting our third quarter operating cash flows. We have reduced the length of our extended payment terms to more closely align with our typical business terms and as we make deferred payments, our operating cash flows are likely to be negatively impacted.
The Company evaluated the value of its inventory in light of the temporary store closures in the first quarter of fiscal 2021 due to the COVID-19 pandemic. Permanent markdowns, which have been taken upon reopening of the stores, on transitional or out of season merchandise and merchandise that was already in markdown status, combined with the write-off of perishable goods, resulted in a reduction of approximately $0.4 billion in inventory for the first six months of fiscal 2021. Additional markdowns throughout the year were taken in the ordinary course of business operations.
TJX evaluates its long-lived assets, operating lease right of use assets, goodwill and tradenames for indicators of impairment at least annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Given the substantial reduction in our sales and the reduced cash flow projections as a result of the temporary store closures during the first half of fiscal 2021 due to the COVID-19 pandemic, we determined that a triggering event had occurred in the first and second quarters of fiscal 2021 and that an impairment assessment was warranted for certain stores. This analysis resulted in an immaterial amount of impairment charges related to long-lived assets and operating lease right of use assets in the first nine months of fiscal 2021.

As a result of the COVID-19 pandemic, governments in the U.S., United Kingdom (“U.K.”), Canada and various other jurisdictions have implemented programs to encourage companies to retain and pay employees who are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. The Company continued to qualify for certain of these provisions, which partially offset related expenses. During the third quarter of fiscal 2021 the impact of these programs on our expenses was immaterial. During the nine months ended October 31, 2020, these programs reduced our expenses by approximately $0.4 billion on our Consolidated Statements of Income (Loss), and increased Accounts receivable, net on our Consolidated Balance Sheets by approximately $0.1 billion. These government programs also provide for the option to defer payroll tax and VAT payments, which has resulted in an increase in Accrued expenses and other current liabilities on our Consolidated Balance Sheets by approximately $0.3 billion.
The Company also incurred incremental costs associated with the COVID-19 pandemic, including primarily from:
–Incremental payroll costs associated with monitoring occupancy limits to comply with social distancing protocols and implementing enhanced cleaning regimens.
–Incremental expense related to the discretionary appreciation bonus for store and distribution center Associates.
–Incremental cleaning supplies and personal protective equipment for our Associates.
Note C. Property at Cost
The following table presents the components of property at cost:

In thousands	October 31, 2020	February 1, 2020	November 2, 2019
Land and buildings	$1,495,448	$1,426,222	$1,384,809
Leasehold costs and improvements	3,611,903	3,541,413	3,506,784
Furniture, fixtures and equipment	6,406,050	6,404,643	6,236,535
Total property at cost	$11,513,401	$11,372,278	$11,128,128
Less: accumulated depreciation and amortization	6,508,627	6,047,230	5,877,157
Net property at cost	$5,004,774	$5,325,048	$5,250,971
Depreciation expense was $215.6 million for the three months ended October 31, 2020 and $216.3 million three months ended November 2, 2019. Depreciation expense was $649.1 million for the nine months ended October 31, 2020 and $640.5 million for the nine months ended November 2, 2019.

Note D. Accumulated Other Comprehensive (Loss) Income
Amounts included in accumulated other comprehensive loss are recorded net of taxes. The following table details the changes in accumulated other comprehensive loss for the twelve months ended February 1, 2020 and the nine months ended October 31, 2020:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive (Loss) Income
Balance, February 2, 2019	$(453,177)	$(175,745)	$(1,399)	$(630,321)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $1,189)	(3,943)	—	—	(3,943)
Recognition of net gains/losses on benefit obligations (net of taxes of $20,489)	—	(56,275)	—	(56,275)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $303)	—	—	831	831
Amortization of prior service cost and deferred gains/losses (net of taxes of $6,019)	—	16,537	—	16,537
Balance, February 1, 2020	$(457,120)	$(215,483)	$(568)	$(673,171)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $493)	(85,348)	—	—	(85,348)
Reclassifications from other comprehensive loss to net (loss):
Amortization of loss on cash flow hedge (net of taxes of $227)	—	—	624	624
Amortization of prior service cost and deferred gains/losses (net of taxes of $5,473)	—	15,034	—	15,034
Balance, October 31, 2020	$(542,468)	$(200,449)	$56	$(742,861)

Note E. Capital Stock and Earnings (Loss) Per Share
Capital Stock
In March 2020, in connection with the actions taken related to the COVID-19 pandemic as described in Note B—Impact of the COVID-19 Pandemic, the Company suspended its share repurchase program.
During the first quarter of fiscal 2021, prior to the suspension of our share repurchase program, TJX repurchased and retired 3.2 million shares of its common stock at a cost of $190.1 million on a “trade date” basis. All share repurchases occurred during the first quarter of fiscal 2021. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $201.5 million for the nine months ended October 31, 2020 and $1.2 billion for the nine months ended November 2, 2019. These expenditures were funded by cash generated from operations.
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
As of October 31, 2020, TJX had approximately $3.0 billion available under these previously announced stock repurchase programs.
All shares repurchased under the stock repurchase programs have been retired.

Earnings (Loss) Per Share
The following table presents the calculation of basic and diluted earnings (loss) per share for net income (loss):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Amounts in thousands, expect per share amounts	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Basic earnings (loss) per share:
Net income (loss)	$866,656	$828,263	$(235,053)	$2,287,403
Weighted average common shares outstanding for basic earnings (loss) per share calculation	1,199,951	1,206,369	1,198,798	1,210,475
Basic earnings (loss) per share	$0.72	$0.69	$(0.20)	$1.89
Diluted earnings (loss) per share:
Net income (loss)	$866,656	$828,263	$(235,053)	$2,287,403
Weighted average common shares outstanding for basic earnings (loss) per share calculations	1,199,951	1,206,369	1,198,798	1,210,475
Assumed exercise / vesting of:
Stock options and awards	14,244	17,919	—	18,428
Weighted average common shares outstanding for diluted earnings (loss) per share calculation	1,214,195	1,224,288	1,198,798	1,228,903
Diluted earnings (loss) per share	$0.71	$0.68	$(0.20)	$1.86
Cash dividends declared per share	$—	$0.230	$—	$0.690
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal period. Such options are excluded because they would have an antidilutive effect. There were 17.7 million such options excluded for the thirteen weeks ended October 31, 2020. There were 12.0 million such options excluded for each of the thirteen weeks and thirty-nine weeks ended November 2, 2019.
During periods of net loss, all common stock equivalents are excluded because they are anti-dilutive. For the thirty-nine weeks ended October 31, 2020, there were approximately 49.1 million common stock equivalents excluded from diluted earnings per share.
In November 2020, the Company announced that it expects a quarterly dividend of $0.26 per share to be declared in the fourth quarter of fiscal 2021, payable in March 2021, subject to approval by its Board of Directors.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2020, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2021, and during the first nine months of fiscal 2021, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first nine months of fiscal 2022. The hedge agreements outstanding at October 31, 2020 relate to approximately 40% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2021 and approximately 41% of TJX’s estimated notional diesel requirements for the first nine months of fiscal 2022. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2021 and throughout the first ten months of fiscal 2022. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. As a result of the COVID-19 pandemic, there was a significant change in the Company's anticipated merchandise purchases and we early settled derivative contracts designed to hedge merchandise purchases that would no longer take place. The settlement of these contracts resulted in a net gain of $24.8 million in the first quarter of fiscal 2021. The contracts outstanding at October 31, 2020 cover the merchandise purchases the Company is committed to over the next several months. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this exposure.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 31, 2020:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 31, 2020
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	65,000		£12,780	0.1966	Prepaid Exp / (Accrued Exp)	$195	$(68)	$127
	€60,000		£53,412	0.8902	(Accrued Exp)	—	(904)	(904)
A$	80,000	U.S.$	58,016	0.7252	Prepaid Exp	1,749	—	1,749
U.S.$	72,475		£55,000	0.7589	(Accrued Exp)	—	(1,280)	(1,280)
	£200,000	U.S.$	249,499	1.2475	(Accrued Exp)	—	(9,810)	(9,810)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.9M – 3.5M gal per month		Float on 2.9M – 3.5M gal per month	N/A	(Accrued Exp)	—	(15,078)	(15,078)
Merchandise purchase commitments:
C$	637,508	U.S.$	481,000	0.7545	Prepaid Exp / (Accrued Exp)	3,328	(1,152)	2,176
	£415,653	U.S.$	533,150	1.2827	Prepaid Exp / (Accrued Exp)	1,050	(6,768)	(5,718)
A$	45,584	U.S.$	32,650	0.7163	Prepaid Exp	600	—	600
zł	264,400		£53,293	0.2016	Prepaid Exp	2,189	—	2,189
U.S.$	53,605		€45,600	0.8507	(Accrued Exp)	—	(394)	(394)
Total fair value of derivative financial instruments						$9,111	$(35,454)	$(26,343)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 1, 2020:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 1, 2020
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	45,000		£8,930	0.1984	Prepaid Exp	$270	$—	$270
A$	50,000	U.S.$	33,911	0.6782	Prepaid Exp	275	—	275
U.S.$	72,475		£55,000	0.7589	Prepaid Exp	743	—	743
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.9M – 3.5M gal per month		Float on 2.9M– 3.5M gal per month	N/A	(Accrued Exp)	—	(9,927)	(9,927)
Intercompany billings in TJX International, primarily merchandise related:
	€58,700		£49,848	0.8492	Prepaid Exp	655	—	655
Merchandise purchase commitments:
C$	609,340	U.S.$	463,200	0.7602	Prepaid Exp / (Accrued Exp)	2,877	(207)	2,670
C$	37,051		€25,200	0.6801	Prepaid Exp / (Accrued Exp)	61	(44)	17
	£265,653	U.S.$	341,880	1.2869	Prepaid Exp / (Accrued Exp)	11	(9,792)	(9,781)
zł	362,700		£72,217	0.1991	Prepaid Exp	1,903	—	1,903
A$	29,400	U.S.$	20,151	0.6854	Prepaid Exp	435	—	435
U.S.$	49,849		€44,635	0.8954	Prepaid Exp / (Accrued Exp)	10	(235)	(225)
Total fair value of derivative financial instruments						$7,240	$(20,205)	$(12,965)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at November 2, 2019:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at November 2, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	64,000		£13,144	0.2054	Prepaid Exp	$246	$—	$246
	€46,450		£41,712	0.8980	Prepaid Exp	1,919	—	1,919
A$	50,000	U.S.$	34,370	0.6874	(Accrued Exp)	—	(303)	(303)
U.S.$	72,020		£55,000	0.7637	(Accrued Exp)	—	(757)	(757)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.7M – 3.3M gal per month		Float on 2.7M – 3.3M gal per month	N/A	(Accrued Exp)	—	(3,878)	(3,878)
Intercompany billings in TJX International, primarily merchandise related:
	€86,800		£76,837	0.8852	Prepaid Exp	2,411	—	2,411
Merchandise purchase commitments:
C$	642,859	U.S.$	487,300	0.7580	Prepaid Exp / (Accrued Exp)	808	(2,960)	(2,152)
C$	31,863		€21,600	0.6779	Prepaid Exp / (Accrued Exp)	36	(111)	(75)
	£308,166	U.S.$	386,700	1.2548	Prepaid Exp / (Accrued Exp)	373	(14,122)	(13,749)
A$	42,054	U.S.$	28,767	0.6840	Prepaid Exp / (Accrued Exp)	46	(414)	(368)
zł	369,290		£76,343	0.2067	Prepaid Exp / (Accrued Exp)	2,192	(148)	2,044
U.S.$	2,254		£1,761	0.7813	Prepaid Exp	23	—	23
U.S.$	69,558		€61,875	0.8895	Prepaid Exp / (Accrued Exp)	304	(614)	(310)
Total fair value of derivative financial instruments						$8,358	$(23,307)	$(14,949)

Presented below is the impact of derivative financial instruments on the Consolidated Statements of Income (Loss) for the periods shown:

		Amount of (Loss) Gain Recognized in Income / (Loss) by Derivative
	Location of (Loss) Gain Recognized in Income / (Loss) by Derivative	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands		October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(2,086)	$7,238	$(45,319)	$526
Economic hedges for which hedge accounting was not elected:
Intercompany receivable	Selling, general and administrative expenses	—	—	—	3,257
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(7,059)	529	(19,790)	(2,103)
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	(310)	5,144	(4,201)	944
International lease liabilities	Cost of sales, including buying and occupancy costs	—	301	—	(1,113)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	7,302	(18,622)	41,629	8,536
(Loss) gain recognized in income / (loss)		$(2,153)	$(5,410)	$(27,681)	$10,047

Note G. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	October 31, 2020	February 1, 2020	November 2, 2019
Level 1
Assets:
Executive Savings Plan investments	$327,833	$305,777	$289,496
Level 2
Assets:
Foreign currency exchange contracts	9,111	7,240	8,358
Liabilities:
Foreign currency exchange contracts	$20,376	$10,278	$19,429
Diesel fuel contracts	15,078	9,927	3,878
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of October 31, 2020 was $6.3 billion compared to a carrying value of $5.4 billion. The fair value of the current portion of long-term debt as of October 31, 2020 was $758.5 million compared to a carrying value of $749.4 million. For additional information on the new debt issuances, see Note J—Long-Term Debt and Credit Lines. The fair value of long-term debt as of February 1, 2020 and November 2, 2019 was $2.3 billion compared to a carrying value of $2.2 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
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
TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income or loss before general corporate expense, interest expense, net and certain separately disclosed unusual or infrequent items. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered alternatives to net income (loss) or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales:
In the United States:
Marmaxx	$5,784,753	$6,353,987	$12,441,872	$18,262,444
HomeGoods	1,875,641	1,582,411	3,871,479	4,404,112
TJX Canada	1,027,828	1,081,522	1,999,382	2,896,717
TJX International	1,429,067	1,433,414	2,881,019	3,947,242
Total net sales	$10,117,289	$10,451,334	$21,193,752	$29,510,515
Segment profit (loss):
In the United States:
Marmaxx	$665,070	$820,430	$55,872	$2,471,622
HomeGoods	291,209	173,212	235,082	438,939
TJX Canada	176,520	170,264	101,304	385,513
TJX International	86,576	99,397	(303,303)	178,343
Total segment profit	1,219,375	1,263,303	88,955	3,474,417
General corporate expense	150,499	137,925	374,259	387,536
Interest expense, net	52,884	3,259	133,571	6,973
Income (loss) before income taxes	$1,015,992	$1,122,119	$(418,875)	$3,079,908

Note I. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Service cost	$12,512	$11,415	$404	$440
Interest cost	12,620	13,149	860	871
Expected return on plan assets	(22,264)	(18,630)	—	—
Amortization of net actuarial loss and prior service cost	6,028	5,556	1,394	471
Total expense	$8,896	$11,490	$2,658	$1,782

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
In thousands	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Service cost	$37,592	$33,513	$1,822	$1,544
Interest cost	37,658	39,129	2,462	2,805
Expected return on plan assets	(66,748)	(55,606)	—	—
Amortization of net actuarial loss and prior service cost	17,046	14,574	3,462	2,343
Total expense	$25,548	$31,610	$7,746	$6,692
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
The amounts included in amortization of net actuarial loss and prior service cost in the table above have been reclassified in their entirety from accumulated other comprehensive loss to the Consolidated Statements of Income (Loss), net of related tax effects, for the periods presented.

Note J. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of October 31, 2020, February 1, 2020 and November 2, 2019. All amounts are net of unamortized debt discounts.

In thousands	October 31, 2020	February 1, 2020	November 2, 2019
General corporate debt:
2.75% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $44 at October 31, 2020, $100 at February 1, 2020 and $119 at November 2, 2019)	$749,956	$749,900	$749,881
2.50% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $111 at October 31, 2020, $145 at February 1, 2020 and $156 at November 2, 2019)	499,889	499,855	499,844
3.50% senior unsecured notes, maturing April 15, 2025 (effective interest rate of 3.58% after reduction of unamortized debt discount of $4,461 at October 31, 2020)	1,245,539	—	—
2.25% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $4,352 at October 31, 2020, $4,911 at February 1, 2020 and $5,097 at November 2, 2019)	995,648	995,089	994,903
3.75% senior unsecured notes, maturing April 15, 2027 (effective interest rate of 3.76% after reduction of unamortized debt discount of $474 at October 31, 2020)	749,526	—	—
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount of $1,471 at October 31, 2020)	1,248,529	—	—
4.50% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount of $4,333 at October 31, 2020)	745,667	—	—
Total debt	6,234,754	2,244,844	2,244,628
Current maturities of long-term debt, net of debt issuance costs	(749,446)	—	—
Debt issuance costs	(38,100)	(8,219)	(8,755)
Long-term debt	$5,447,208	$2,236,625	$2,235,873
On April 1, 2020, given the rapidly changing environment and level of uncertainty created by the COVID-19 pandemic and the associated impact on future earnings, the Company completed the issuance and sale of (a) $1.25 billion aggregate principal amount of 3.500% notes due 2025, (b) $750.0 million aggregate principal amount of 3.750% notes due 2027, (c) $1.25 billion aggregate principal amount of 3.875% notes due 2030 and (d) $750.0 million aggregate principal amount of 4.500% notes due 2050, all of which was outstanding at October 31, 2020. Subsequent to the end of the third quarter, on November 18, 2020, in order to refinance a portion of the notes issued on April 1, 2020, the Company simultaneously commenced cash tender offers (collectively the “Tender Offer”) to repurchase up to $750.0 million combined aggregate principal amount of certain of its existing notes and commenced a notes offering pursuant to which, on November 30, 2020, it issued (a) $500.0 million aggregate principal amount of 1.150% notes due 2028 and (b) $500.0 million aggregate principal amount of 1.600% notes due 2031 to fund, in whole or in part, the Tender Offer. The Tender Offer will expire on December 16, 2020 at 11:59 pm New York City time, unless extended or earlier terminated by the Company. The early tender deadline is December 2, 2020 at 5:00 pm New York City time, unless extended or early terminated by the Company. For additional information on these transactions, see Note M—Subsequent Events.

During the fiscal quarter ended October 31, 2020, TJX had a $500.0 million revolving credit facility that matures in March 2022 (the “2022 Revolving Credit Facility”) and a $500.0 million revolving credit facility that matures in May 2024 (the “2024 Revolving Credit Facility”) and, on August 10, 2020, the Company increased its borrowing capacity with a $500 million 364 day revolving credit facility (the “364-Day Revolving Credit Facility”). Under these credit facilities, the Company has borrowing capacity of $1.5 billion, all of which remains available to the Company. In July 2020, the Company paid off the $1.0 billion it had drawn down on the 2022 Revolving Credit Facility and 2024 Revolving Credit Facility during the first quarter of fiscal 2021. The six month interest rate on these borrowings was 1.757% through May 15, 2020, and increased to 2.007% through the payoff date. The terms of these revolving credit facilities require quarterly payments on the committed amount and payment of interest on borrowings at rates based on LIBOR or a base rate plus a variable margin, in each case based on the Company’s long term debt ratings. The 2022 Revolving Credit Facility and the 2024 Revolving Credit Facility require usages fees based on total credit extensions under such facilities. As of October 31, 2020, February 1, 2020 and November 2, 2019, and during the quarter and year then ended, there were no amounts outstanding under these facilities.
Beginning with the fiscal quarter ending May 1, 2021, the terms and covenants under the revolving credit facilities require the Company to maintain a quarterly-tested leverage ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (“EBITDAR”) of not more than 5.00 to 1.00, with an incremental 0.50 stepdown each quarter thereafter, until the fourth quarter of fiscal 2022 when the new covenant of 3.50 to 1.00 permanently applies. In addition, the Company is required to maintain a minimum liquidity, defined as unrestricted cash and cash equivalents and aggregate borrowing availability under the 2022 revolving credit facility and the 2024 revolving credit facility plus, under the 364 Day Revolving Credit Facility, borrowing ability under that facility, of at least $1.5 billion through the period ending April 30, 2021, as well as minimum EBITDAR of $650.0 million for the fiscal quarter ending January 30, 2021. The Company was in compliance with all covenants related to its credit facilities at the end of all periods presented.
As of October 31, 2020, February 1, 2020 and November 2, 2019, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of October 31, 2020, February 1, 2020 and November 2, 2019, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line. As of October 31, 2020, February 1, 2020 and November 2, 2019, our European business at TJX International had an uncommitted credit line of £5 million. As of October 31, 2020, February 1, 2020 and November 2, 2019, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note K. Income Taxes
The effective income tax rate was 14.7% for the third quarter of fiscal 2021 and 26.2% for the third quarter of fiscal 2020. The effective income tax rate was 43.9% for the nine months ended October 31, 2020 compared to 25.7% for the nine months ended November 2, 2019. The decrease in the third quarter, and increase in the year to date, effective income tax rates of fiscal 2021 are primarily due to the jurisdictional mix of profits and losses and the better than anticipated third quarter results.
TJX had net unrecognized tax benefits of $267.1 million as of October 31, 2020, $254.8 million as of February 1, 2020 and $245.8 million as of November 2, 2019.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the Consolidated Balance Sheets for interest and penalties was $34.2 million as of October 31, 2020, $27.9 million as of February 1, 2020 and $29.3 million as of November 2, 2019.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the Consolidated Financial Statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $38 million.

Note L. Contingent Obligations and Contingencies
Contingent Obligations
TJX has contingent obligations on leases, for which it was a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. We have had numerous leases from our former operations where our guarantee required us to satisfy some of these lease obligations and we established appropriate reserves. We may be contingently liable on up to eight leases of former TJX businesses, for which we believe the likelihood of future liability to TJX is remote. We may also be contingently liable for assignments and subleases if the subtenants or assignees do not fulfill their obligations. TJX estimates the undiscounted value of these contingent obligations as of October 31, 2020 to be approximately $12 million. TJX believes that most or all of these contingent obligations will not revert to the Company and, to the extent they do, may be resolved for substantially less due to mitigating factors including TJX's expectation to further sublet.
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
Note M. Subsequent Events
On November 18, 2020, the Company announced the issuance of $500.0 million in aggregate principal amount of 1.150% notes due 2028 (“2028 Notes”) and $500.0 million in aggregate principal amount of 1.600% notes due 2031 (“2031 Notes”). This issuance was completed on November 30, 2020.
On November 18, 2020, the Company concurrently announced the commencement of the Tender Offer to purchase up to $750.0 million combined aggregate principal amount (the “Maximum Tender Amount”) of certain of its existing notes (collectively, the “Tender Offer Notes”) in the following priority (1) 4.500% notes due 2050, (2) 3.875% notes due 2030, and (3) 3.750% notes due 2027. TJX reserves the absolute right to increase or decrease the Maximum Tender Amount, subject to compliance with applicable law. There can be no assurance that TJX will increase or decrease the Maximum Tender Amount.
The Tender Offer will expire on December 16, 2020 at 11:59pm New York City time, unless extended or earlier terminated by the Company. The early tender deadline is December 2, 2020, at 5:00pm New York City time, unless extended or earlier terminated by the Company. Tender Offer Notes validly tendered by the early tender deadline will qualify for an early tender premium and repurchase of such Tender Offer Notes is expected to be completed on December 4, 2020.
The Company expects to use the proceeds from this issuance, together with cash on hand, for the repurchase of the Tender Offer Notes tendered and the payment of related premiums, fees and expenses. Any net proceeds not used for the foregoing shall be used for general corporate purposes, which may include working capital and capital expenditures and repayment of indebtedness.
In the fourth quarter of fiscal 2021, the Company expects to record a loss on early extinguishment of debt, the amount of which would be dependent on the results of the Tender Offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 31, 2020
Compared to
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
Impact of the COVID-19 Pandemic
In December 2019, a novel coronavirus (“COVID-19”) emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantine or isolation protocols for those who may have been exposed to the virus. In March 2020, the Company temporarily closed all of its stores, its online businesses, its distribution centers and its offices, with Associates working remotely where possible. In May 2020, the Company began reopening stores with capacity constraints and reduced operating hours. By the end of the second quarter, more than 4,500 of the Company’s worldwide stores, and each of its online businesses had reopened.
In response to increasing cases of COVID-19, a number of our stores have temporarily closed again. As of November 30, 2020, the Company has approximately 500 stores temporarily closed due to local government mandates, primarily located in Europe. The Company’s tkmaxx.com e-commerce business in the U.K. remains open.
In addition to the temporary closure and reopening of our stores and other facilities, the ongoing COVID-19 pandemic has led to modifications to our operations, including implementing health and safety protocols, and impacted consumer behavior. The continued scope and impact of the pandemic is unpredictable and has in the past, is now, and may continue to cause additional intermittent or prolonged periods of temporary store closures, and may result in additional changes in consumer demand and behavior or require further modifications to our operations. These potential impacts may lead to increased asset recovery and valuation risks, such as impairment of our stores and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy may also impact the financial viability or business operations of some of our suppliers and service providers (including transportation and logistics providers), which may interrupt our supply chain, and require other changes to our operations. These and other factors have had and may continue to have a material impact on our business, results of operations, financial position and cash flows.
Store and Associate Actions
We have taken numerous steps to protect the health and well-being of our Associates and customers. We have been highly focused on the changes we are making to operate more safely in light of the COVID-19 pandemic. The Company established several global task force teams focused on a broad range of strategies to navigate the Company through this global health crisis. Globally, the Company has put in place practices designed to help protect the health and well-being of its Associates and customers, including social distancing protocols (which included occupancy limits and reducing in-store inventory levels), access to personal protective equipment and enhanced cleaning efforts. For example, upon reopening its stores, the Company installed protective shields at registers, encouraged social distancing through regular in-store announcements, signage, and markers in our queue lines, implemented new processes for handling merchandise returns, and instituted new cleaning regimens, including enhanced cleaning of high-touch surfaces throughout the day. Further, the Company has required that shoppers wear a face covering in its stores throughout the U.S., Canada and Europe. In Australia, the Company is following regional governmental face covering requirements.

Financial Actions
Balance Sheet, Cash Flow and Liquidity
The temporary closure of our stores has had a material impact on our results of operations, financial position and liquidity. As further detailed below in Results of Operations, this impact included a 28% decrease in net sales for the first nine months of fiscal 2021 compared to the same period last year, resulting in net operating losses.
During the third quarter the Company generated positive operating cash flows and ended the third quarter with $10.6 billion of cash. In addition, in the third quarter of fiscal 2021 the Company increased its borrowing capacity by entering into a new $500.0 million facility, making a total of $1.5 billion available to the Company under revolving credit facilities. For additional information on the new credit facilities, see Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements. Additionally, subsequent to the end of the third quarter, the Company issued $1.0 billion in aggregate long-term debt and commenced cash tender offers to repurchase up to $750.0 million combined aggregate principal amount of certain of its notes issued on April 1, 2020. As a result, in the fourth quarter of fiscal 2021, the Company expects to record a loss on early extinguishment of debt, the amount of which would be dependent on the results of the tender offers. For additional information on these transactions, see Note M—Subsequent Events of Notes to Consolidated Financial Statements.
The Company intends to continue to be prudent with its expenses, and capital spend is expected to be in a range of $0.6 billion to $0.8 billion. The reduction in capital spend includes lowering fiscal 2021 planned store openings to approximately 50 stores, pausing a majority of our planned store remodels, and delaying a significant portion of distribution center, home office and IT capital spending. The Company plans to continue the suspension of its share buyback program. While the Company's Board of Directors did not declare a dividend in the first nine months of fiscal 2021, the Company expects a dividend of $0.26 per share to be declared in the fourth quarter of fiscal 2021, payable in March 2021, subject to approval by its Board of Directors.
During the first nine months of fiscal 2021, we negotiated rent deferrals (primarily for second quarter lease payments) for a significant number of our stores, with repayment at later dates, primarily in fiscal 2022. Consistent with updated guidance from the FASB in April 2020, we have elected to treat the COVID-19 pandemic-related rent deferrals as a resolution of a contingency by remeasuring the remaining consideration in the contract, with a corresponding adjustment to the right-of-use asset, using the remeasured consideration. The Company did not reassess the lease classification and did not update the discount rate used to measure the lease liability. In addition to negotiating deferral of lease payments, the Company also temporarily extended payment terms on merchandise orders which increased our accounts payable as of the end of the third quarter, benefiting our third quarter operating cash flows. We have reduced the length of our extended payment terms to more closely align with our typical business terms and as we make deferred payments, our operating cash flows are likely to be negatively impacted.
The Company evaluated the value of its inventory in light of the temporary store closures in the first quarter of fiscal 2021 due to the COVID-19 pandemic. Permanent markdowns, which have been taken upon reopening of the stores, on transitional or out of season merchandise and merchandise that was already in markdown status, combined with the write-off of perishable goods, resulted in a reduction of approximately $0.4 billion in inventory for the first six months of fiscal 2021. Additional markdowns recorded throughout the year were taken in the ordinary course of business operations.
Given the substantial reduction in our sales and the reduced cash flow projections as a result of the temporary store closures during the first half of fiscal 2021 due to the COVID-19 pandemic, we determined that a triggering event had occurred in the first and second quarters of fiscal 2021 and that interim impairment assessments were warranted for certain stores. This analysis resulted in an immaterial amount of impairment charges related to long-lived assets and operating lease right of use assets.
Operating Expenses
The Company has incurred additional payroll costs associated with monitoring occupancy limits to comply with social distancing protocols and implementing enhanced cleaning regimens in our stores, distribution centers, and offices. In addition, the Company provided a discretionary appreciation bonus for the second and third quarters of fiscal 2021 to store and distribution center Associates and incurred incremental costs for personal protective equipment and additional cleaning supplies. We expect that many of these costs will continue through the last quarter of fiscal 2021 and into fiscal 2022. We have implemented, and plan to continue to implement, cost saving initiatives to reduce some ongoing variable and discretionary spending, including substantially reducing expenses such as advertising, travel and other non-essential expenses in the short term.
As a result of the COVID-19 pandemic, governments in the U.S., U.K., Canada and various other jurisdictions have implemented programs to encourage companies to retain and pay employees who are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. The Company continued to qualify for certain of these provisions, which partially offset related expenses. During the third quarter of fiscal 2021, these programs had an immaterial impact on our expenses. During the nine months ended October 31, 2020, these programs reduced our expenses by approximately $0.4 billion on our Consolidated Statements of Income (Loss).

RESULTS OF OPERATIONS
Matters Affecting Comparability
Although nearly all of our stores were open during the third quarter of fiscal 2021, as a result of the COVID-19 pandemic, our stores were closed in the aggregate for approximately 27% of the first nine months of fiscal 2021. In addition to lost revenues, we continued to pay wages and provide benefits to many of our Associates during the closure, and incurred incremental operating expenses upon reopening for new health and safety practices that are compliant with local requirements as well as additional practices we chose to implement. This significantly impacted the operating results of all of our divisions and our expense ratios as compared to the prior year.
Overview of our financial performance for the quarter ended October 31, 2020:
–Net sales decreased 3% to $10.1 billion for the third quarter of fiscal 2021 versus last year’s third quarter fiscal 2020 sales of $10.5 billion. As of October 31, 2020, the number of stores in operation (including stores that had been temporarily closed due to COVID-19) increased 1% and selling square footage increased 1% compared to the end of the fiscal 2020 third quarter.
–Diluted earnings per share for the third quarter of fiscal 2021 were $0.71 versus $0.68 in the third quarter of fiscal 2020.
–Pre-tax margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2021 was 10.0%, a 0.7 percentage point decrease compared with 10.7% in the third quarter of fiscal 2020.
–Our cost of sales, including buying and occupancy costs, ratio for the third quarter of fiscal 2021 was 69.8%, a 1.4 percentage point decrease compared with 71.2% in the third quarter of fiscal 2020.
–Our selling, general and administrative (“SG&A”) expense ratio for the third quarter of fiscal 2021 was 19.6%, a 1.6 percentage point increase compared with 18.0% in the third quarter of fiscal 2020.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were down 30% on both a reported and constant currency basis at the end of the third quarter of fiscal 2021 as compared to a 9% increase in average per store inventories on both a reported and constant currency basis in the third quarter of fiscal 2020.
–There were no dividends declared or share repurchases during the third quarter of fiscal 2021. The Company expects a dividend of $0.26 per share to be declared in the fourth quarter of fiscal 2021, payable in March of 2021, subject to approval by its Board of Directors. See the Impact of the COVID-19 Pandemic section above for the actions taken regarding the Company's share repurchase programs.
Recent Events and Trends
COVID-19
See discussion above in the Impact of the COVID-19 Pandemic section.
Impact of Brexit
On January 31, 2020, the United Kingdom (“U.K.”) left the European Union (“EU”), commonly referred to as “Brexit”, and entered an 11-month transition period (the “Transition Period”), during which the U.K. continues to be treated as an EU member for most purposes. This Transition Period is due to end on December 31, 2020, and the U.K. and EU are currently negotiating the terms of their future relationship that will apply after this date.
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
Net Sales
Net sales for the quarter ended October 31, 2020 totaled $10.1 billion, a 3% decrease versus last year’s third quarter net sales of $10.5 billion. The decrease in net sales was driven by lower customer traffic, partially offset by an increased average basket. We believe lower customer traffic was partially driven by a reduction in store operating hours during the quarter, which had a negative impact on net sales.
Net sales for the nine months ended October 31, 2020 totaled $21.2 billion, a 28% decrease versus last year’s nine-month net sales of $29.5 billion. The decrease in net sales was driven by temporary store and online business closures as a result of the COVID-19 pandemic, with stores being closed in the aggregate for approximately 27% of the first nine months of fiscal 2021.
As a result of the extended store closures due to the COVID-19 pandemic and our policy relating to the treatment of extended store closures when calculating comp store sales, we had no stores classified as comp stores at the end of the third quarter fiscal 2021.
In order to provide a performance indicator for our stores as they reopen, since the second quarter of fiscal 2021 the Company has been temporarily reporting a new sales measure, open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021 that have had to temporarily close due to the COVID-19 pandemic. This measure reports the sales increase or decrease of these stores for the days the stores were open in the current period against sales for the same days in the prior year. Our historical definition of comp store sales is presented below for reference.
Open-only comp store sales were down 5% for the third quarter of fiscal 2021 and 4% for the first nine months of fiscal 2021 as compared to the same periods last year. These results reflect a decrease in customer traffic, partially offset by an increased average basket across all divisions, with the exception of HomeGoods which saw an increase in both customer traffic and average basket in the third quarter of fiscal 2021. Our stores were closed in the aggregate for approximately 27% of the first nine months of fiscal 2021. Sales were softer across all divisions at the beginning of the quarter and improved significantly during the quarter. We believe this improvement was primarily due to a combination of a more seasonable merchandise mix and higher store inventory levels as the quarter progressed. Home fashion across all major segments outperformed apparel for the third quarter and first nine months of fiscal 2021. Within apparel, our beauty and activewear categories were particularly strong.
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
The following table sets forth certain information about our operating results as a percentage of net sales for the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	69.8	71.2	78.6	71.5
Selling, general and administrative expenses	19.6	18.0	22.8	18.0
Interest expense, net	0.5	—	0.6	—
Income (loss) before provision for income taxes*	10.0%	10.7%	(2.0)%	10.4%
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
Translation Foreign Exchange
In our financial statements, we translate the operations of TJX Canada and TJX International from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in net sales, net income (loss) and earnings (loss) per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at approximately the same rates within a given period.
Mark-to-Market Inventory Derivatives
We routinely enter into inventory-related hedging instruments to mitigate the impact on earnings of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Canada and TJX International. As we have not elected “hedge accounting” for these instruments, as defined by U.S. generally accepted accounting principles (“GAAP”), we record a mark-to-market gain or loss on the derivative instruments in our results of operations at the end of each reporting period. In subsequent periods, the income (loss) statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is received and paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these derivatives does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.
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

Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, was $7.1 billion, or 69.8% of net sales for the third quarter of fiscal 2021, compared to $7.4 billion, or 71.2% of net sales for the third quarter of fiscal 2020. Cost of sales, including buying and occupancy costs, was $16.7 billion, or 78.6% of net sales for the nine months ended October 31, 2020, compared to $21.1 billion, or 71.5% of net sales for the nine months ended November 2, 2019.
The main reason for the decrease in the total cost of sales, including buying and occupancy costs for the quarter and year-to-date periods was the reduction in cost of merchandise sold due to a reduction in net sales as compared to the prior year, specifically the fiscal 2021 nine month period, when our stores were closed in the aggregate for approximately 27% of the period.
The improvement in the expense ratio of 1.4% for the fiscal 2021 third quarter was primarily due to an increase in merchandise margin as a result of a higher markon and lower markdowns for the third quarter of fiscal 2021 as compared to last year’s third quarter. The lower markdowns in the third quarter of fiscal 2021 included the benefit of the timing of markdowns between the second and third quarter. The improvement in merchandise margin was partially offset by an increase in distribution costs, particularly higher wages and incremental costs to maintain health and safety protocols at our distribution centers.
The increase in the expense ratio of 7.1% for the nine months ended October 31, 2020, was primarily driven by the impact of lower sales as a result of temporary store closures. A significant portion of our occupancy costs are fixed and although we negotiated rent deferrals to help with our liquidity, our year over year occupancy costs were comparable to last year but negatively impacted the expense ratio by approximately 3.0 percentage points due to the lower sales volume. Our distribution costs, primarily wage increases and incremental costs to implement and maintain health and safety protocols, increased the expense ratio by approximately 1.5 percentage points despite a reduction in payroll costs due to Associate furloughs and $67 million in benefits received from government programs available in the U.S. and in Canada, the U.K. and various other jurisdictions. Merchandise margin was also negatively impacted by increased markdowns as a percentage of net sales, primarily due to those taken earlier in the year as we revalued inventories upon the reopening of our stores. Lastly, a significant change in our inventory levels has an impact on our buying and distribution costs as a portion of these costs are typically allocated to our cost for merchandise. As a result of our reduced buying activity and lower inventory levels, a greater portion of these costs were expensed in first nine months of fiscal 2021 as compared to last year.
Selling, General and Administrative Expenses
SG&A expenses were $2.0 billion, or 19.6% of net sales for the third quarter of fiscal 2021, compared to $1.9 billion, or 18.0% of net sales for the third quarter of fiscal 2020. SG&A expenses were $4.8 billion, or 22.8% of net sales for the nine months ended October 31, 2020, compared to $5.3 billion, or 18.0% of net sales for the nine months ended November 2, 2019.
The increase in SG&A expenses as a percentage of net sales for the third quarter and nine months ended October 31, 2020 was primarily driven by incremental store payroll investments to allow for enhanced cleaning and monitoring capacity, discretionary appreciation bonuses for the second and third quarters of fiscal 2021, and personal protective equipment for our Associates. Store payroll also includes the additional payroll we paid our Associates during the temporary store closures, which was partially offset by reduced operating hours. Store payroll was also reduced by $29 million for the third quarter and $377 million for the first nine months of fiscal 2021 from government programs available in the U.S. and in Canada, the U.K. and various other jurisdictions. These incremental costs were partially offset by expense savings, including advertising spend, as well as other variable store costs such as credit processing fees, which were lower as a result of the temporary store closures due to the COVID-19 pandemic.
Interest Expense, net
The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Interest expense	$55.8	$15.4	$148.6	$46.1
Capitalized interest	(1.6)	(0.4)	(3.8)	(1.6)
Interest (income)	(1.3)	(11.7)	(11.2)	(37.5)
Interest expense, net	$52.9	$3.3	$133.6	$7.0
Net interest expense increased for the third quarter of fiscal 2021 and the nine months ended October 31, 2020 compared to the same periods in fiscal 2020, primarily driven by the issuance of additional debt in fiscal 2021 and lower interest income due to the COVID-19 pandemic. In addition, the nine months ended October 31, 2020 included interest expense on the $1.0 billion of borrowings on the revolving credit facilities, which were paid off in the second quarter of fiscal 2021.

Provision for Income Taxes
The effective income tax rate was 14.7% for the third quarter of fiscal 2021 compared to 26.2% for the third quarter of fiscal 2020. The effective income tax rate was 43.9% for the nine months ended October 31, 2020 compared to 25.7% for the nine months ended November 2, 2019. The decrease in the third quarter, and increase in the year to date, effective income tax rates of fiscal 2021 are primarily due to the jurisdictional mix of profits and losses and the better than anticipated third quarter results.
Net Income / (Loss) and Diluted Earnings (Loss) Per Share
Net income for the third quarter of fiscal 2021 was $867 million, or $0.71 per diluted share compared to $828 million, or $0.68 per diluted share for the third quarter of fiscal 2020. The Company’s lower tax rate in the third quarter of fiscal 2021 resulted in an increase in earnings per share of approximately $0.09 compared to the same period in fiscal 2020.
Net (loss) income for the nine months ended October 31, 2020 was $(0.2) billion, or $(0.20) per diluted share compared to $2.3 billion, or $1.86 per diluted share for the nine months ended November 2, 2019.
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
We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense, net, and certain separately disclosed unusual or infrequent items. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other entities. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income (loss) or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.
Due to the temporary closing of all of our stores as a result of the COVID-19 pandemic, the Company’s historical definition of comp store sales is not applicable for the reported periods. In order to provide a performance indicator for our stores as they reopen, since the second quarter of fiscal 2021 the Company has been temporarily reporting a new sales measure, open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021 that have had to temporarily close due to the COVID-19 pandemic. This measure reports the sales increase or decrease of these stores for the days the stores were open in the current period against sales for the same days in the prior year.
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$5,785	$6,354	$12,442	$18,262
Segment profit	$665	$820	$56	$2,472
Segment margin	11.5%	12.9%	0.4%	13.5%
Stores in operation at end of period:
T.J. Maxx			1,272	1,271
Marshalls			1,134	1,125
Sierra			48	46
Total			2,454	2,442
Selling square footage at end of period (in thousands):
T.J. Maxx			27,732	27,728
Marshalls			25,955	25,820
Sierra			796	775
Total			54,483	54,323
Net Sales
Net sales for Marmaxx decreased 9% for the third quarter and 32% for the first nine months of fiscal 2021 as compared to the same periods last year. The decrease in net sales for the third quarter was primarily due to lower customer traffic, partially offset by an increase in the average basket. We believe lower customer traffic was partially driven by a reduction in store operating hours during the quarter, which had a negative impact on net sales. The decrease in net sales for the first nine months was due to the temporary closures of all stores as a result of the COVID-19 pandemic and, upon reopening, lower customer traffic, partially offset by an increase in the average basket. Open-only comp store sales were down 10% for the third quarter and 7% for first nine months of fiscal 2021. Home fashions outperformed apparel for the third quarter of fiscal 2021 and for the nine months ended October 31, 2020. Within apparel, our beauty and activewear categories were particularly strong.
Segment Profit
Segment profit was $665 million for the third quarter of fiscal 2021, a decrease of $155 million, compared to a segment profit of $820 million for the same period last year. Segment profit was $56 million for the nine months ended October 31, 2020, a decrease of $2.4 billion, compared to a segment profit of $2.5 billion for the same periods last year.
The decrease for the third quarter was primarily driven by the reduction in sales, despite strong merchandise margin due to higher markon and lower markdowns. The lower markdowns in the third quarter of fiscal 2021 included the benefit of the timing of markdowns between the second and third quarter. Segment profit was also negatively impacted by increased payroll costs associated with social distancing protocols and cleaning regimens, appreciation bonuses for store and distribution center Associates and costs for cleaning supplies and personal protective equipment for our Associates (“incremental COVID-19 costs”). These expense increases were partially offset by lower advertising spend and other variable store expenses.
The decrease for the first nine months was primarily driven by a reduction in sales from the temporary store closures. This decrease reflects increased markdowns on merchandise primarily taken in the first quarter of fiscal 2021 due to the COVID-19 pandemic. In addition, segment profit declined as a result of our reduced buying activity and lower inventory levels resulting in higher buying and distribution costs in the first nine months of fiscal 2021 as compared to last year and incremental COVID-19 costs. The decline in segment profit was partially offset by a reduction in store payroll while the stores were closed, lower advertising spend, reduced travel and other variable store expenses. The reduction in payroll reflects approximately $171 million for the nine months ended October 31, 2020 from government programs as described in the Impacts of the COVID-19 Pandemic section above.
During the third quarter of fiscal 2020, Marmaxx made online shopping available at www.marshalls.com, along with www.tjmaxx.com. Our U.S. e-commerce businesses, which represented approximately 3% of Marmaxx’s net sales for the third quarter and first nine months of fiscal 2021 and less than 3% for the third quarter and first nine months of fiscal 2020, did not have a significant impact on year-over-year segment margin comparisons for the third quarter and first nine months of fiscal 2021. Along with our stores, we temporarily closed our online businesses for a portion of the first six months of fiscal 2021 as a result of the COVID-19 pandemic.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$1,876	$1,582	$3,872	$4,404
Segment profit	$291	$173	$235	$439
Segment margin	15.5%	10.9%	6.1%	10.0%
Stores in operation at end of period:
HomeGoods			821	807
Homesense			34	32
Total			855	839
Selling square footage at end of period (in thousands):
HomeGoods			15,034	14,792
Homesense			733	685
Total			15,767	15,477
Net Sales
Net sales for HomeGoods increased 19% in the third quarter of fiscal 2021 and decreased 12% for the first nine months of fiscal 2021 as compared to the same periods last year. The increase in net sales for the third quarter was primarily due to higher customer traffic and an increase in the average basket. We believe customer traffic was negatively impacted by a reduction in store operating hours during the quarter. The decrease in net sales for the first nine months was due to the temporary closures of all stores as a result of the COVID-19 pandemic and, upon reopening, lower customer traffic, partially offset by an increase in the average basket. Open-only comp store sales were up 15% for the third quarter and 14% for first nine months of fiscal 2021.
Segment Profit
Segment profit was $291 million for the third quarter of fiscal 2021, an increase of $118 million, compared to a segment profit of $173 million for the same period last year. Segment profit was $235 million for the nine months ended October 31, 2020, a decrease of $204 million, compared to a segment profit of $439 million for the same periods last year.
The increase for the third quarter was driven by increased sales and higher merchandise margin driven by strong markon and lower markdowns. This was partially offset by incremental COVID-19 costs.
The decrease for the first nine months was primarily driven by a reduction in sales due to the temporary store closures. In addition, segment profit declined as a result of our reduced buying activity and lower inventory levels resulting in higher buying and distribution costs in the first nine months of fiscal 2021 as compared to last year and incremental COVID-19 costs. The decline in segment profit was partially offset by a reduction in store payroll while the stores were closed, lower advertising spend, reduced travel and other variable store expenses. The reduction in payroll reflects approximately $46 million for the nine months ended October 31, 2020 from government programs as described in the Impacts of the COVID-19 Pandemic section above.
On November 18, 2020 we announced our plan to make online shopping available on www.HomeGoods.com in late fiscal 2022.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$1,028	$1,082	$1,999	$2,897
Segment profit	$177	$170	$101	$386
Segment margin	17.2%	15.7%	5.1%	13.3%
Stores in operation at end of period:
Winners			280	279
HomeSense			143	136
Marshalls			102	97
Total			525	512
Selling square footage at end of period (in thousands):
Winners			6,015	5,986
HomeSense			2,644	2,490
Marshalls			2,141	2,043
Total			10,800	10,519
Net Sales
Net sales for TJX Canada decreased 5% during the third quarter and 31% for the first nine months of fiscal 2021 compared to the same periods last year. The decrease in net sales for the third quarter was primarily due to lower customer traffic, partially offset by an increase in the average basket. We believe lower customer traffic was partially driven by a reduction in store operating hours during the quarter, which had a negative impact on net sales. The decrease in net sales for the first nine months was due to the temporary closures of all stores as a result of the COVID-19 pandemic and, upon reopening, lower customer traffic, partially offset by an increase in the average basket. Open-only comp store sales were down 7% for the third quarter and 10% for first nine months of fiscal 2021.
Segment Profit
Segment profit was $177 million for the third quarter of fiscal 2021, an increase of $7 million, compared to a segment profit of $170 million for the same period last year. Segment profit was $101 million for the nine months ended October 31, 2020, a decrease of $285 million, compared to a segment profit of $386 million for the same periods last year.
The increase for the third quarter was primarily due to an increase in merchandise margin. The increase in merchandise margin was primarily due to strong markon and lower markdowns. The segment profit also reflects incremental COVID-19 costs, partially offset by approximately $27 million from government programs as described in the Impacts of the COVID-19 Pandemic section above.
The decrease for the first nine months was primarily driven by a reduction in sales due to the temporary store closures. In addition, the decrease for the first nine months reflects increased markdowns on merchandise primarily taken in the first quarter of fiscal 2021 due to the COVID-19 pandemic and incremental COVID-19 costs. The decline in segment profit was partially offset by a reduction in store payroll while the stores were closed, lower advertising spend, reduced travel and other variable store expenses. The reduction in payroll reflects approximately $131 million for the nine months ended October 31, 2020 from government programs as described in the Impacts of the COVID-19 Pandemic section above.

TJX International

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$1,429	$1,433	$2,881	$3,947
Segment profit (loss)	$87	$99	$(303)	$178
Segment margin	6.1%	6.9%	(10.5)%	4.5%
Stores in operation at end of period:
T.K. Maxx			602	594
Homesense			78	78
T.K. Maxx Australia			60	54
Total			740	726
Selling square footage at end of period (in thousands):
T.K. Maxx			12,131	11,999
Homesense			1,142	1,149
T.K. Maxx Australia			1,077	990
			14,350	14,138
Net Sales
Net sales for TJX International were flat for the third quarter and decreased 27% for the first nine months of fiscal 2021 compared to the same periods last year. Net sales for the third quarter were flat primarily due to lower customer traffic, offset by an increase in the average basket and a favorable impact of foreign currency translation. We believe lower customer traffic was partially driven by a reduction in store operating hours during the quarter, which had a negative impact on net sales. The decrease in net sales for the first nine months was primarily due to the temporary closures of all stores as a result of the COVID-19 pandemic and, upon reopening, lower customer traffic, partially offset by an increase in the average basket. Open-only comp store sales were down 6% for the third quarter and 4% for the first nine months of fiscal 2021.
E-commerce sales were less than 5% of TJX International’s net sales for the third quarter and first nine months of fiscal 2021 and approximately 3% for the third quarter and first nine months of fiscal 2020. Along with our stores, we temporarily closed our online businesses for a portion of the first six months of fiscal 2021, due to the COVID-19 pandemic.
Segment Profit / (Loss)
Segment profit was $87 million for the third quarter of fiscal 2021, a decrease of $12 million, compared to a segment profit of $99 million for the same period last year. Segment (loss) was $(303) million for the nine months ended October 31, 2020, a decrease of $481 million, compared to a segment profit of $178 million for the same periods last year.
The decrease for the third quarter was primarily driven by incremental COVID-19 costs, partially offset by the year-over-year mark-to-market impact of the inventory derivatives.
The decrease for the first nine months was primarily driven by a reduction in sales due to the temporary store closures. In addition, the decrease for the first nine months reflects increased markdowns on merchandise primarily taken in the first quarter of fiscal 2021 due to the COVID-19 pandemic and incremental COVID-19 costs. The decline in segment profit was partially offset by a reduction in occupancy costs, reduced store payroll while stores were closed, lower advertising and travel spend. The reduction in payroll reflects approximately $90 million for the nine months ended October 31, 2020 from government programs as described in the Impacts of the COVID-19 Pandemic section above.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
General corporate expense	$150	$138	$374	$388
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for the third quarter was primarily driven by contributions to TJX's charitable foundations. The decrease in general corporate expense for the first nine months of fiscal 2021 was primarily driven by lower share-based compensation costs and IT costs partially offset by contributions to TJX's charitable foundations made during the third quarter.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
As part of the actions we have taken, and are continuing to take, relating to the COVID-19 pandemic, as described in Impact of the COVID-19 Pandemic above and in Note B—Impact of the COVID-19 Pandemic of Notes to Consolidated Financial Statements, in the first quarter of fiscal 2021, TJX issued $4.0 billion aggregate principal amount of notes. Subsequent to the end of the third quarter, on November 18, 2020, in order to refinance a portion of the notes issued on April 1, 2020, we concurrently commenced tender offers to repurchase up to $750.0 million combined aggregate principal amount of certain of the existing notes and commenced a notes offering pursuant to which we issued $1.0 billion in aggregate long-term debt on November 30, 2020 to fund, in whole or in part, the tender offers. Any net proceeds not used to fund the tender offers will be used for general corporate purposes, which may include working capital and capital expenditures and repayment of indebtedness. For additional information on these transactions, see Note M—Subsequent Events of Notes to Consolidated Financial Statements.
In March 2020, we drew down $1.0 billion on our revolving credit facilities, and in May 2020, the Company amended the covenant requirements under its revolving credit facilities. In July 2020, the Company repaid these borrowings. On August 10, 2020, the Company increased its borrowing capacity by entering into a new $500 million facility, making a total of $1.5 billion available to the Company under revolving credit facilities in the third quarter of fiscal 2021. See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for additional details of these transactions.
No dividend was declared in the first nine months of fiscal 2021. In November 2020, the Company announced that it expects a quarterly dividend of $0.26 per share to be declared in December 2020, payable in March 2021, subject to the approval of its Board of Directors. The Company suspended its share repurchase program and does not anticipate repurchasing any stock for the remainder of fiscal 2021. The Company also qualified for certain government programs in the U.S., U.K., Canada and other jurisdictions to support payroll and other operating costs. The Company has also reduced and plans to continue to reduce spending more broadly across the Company, evaluating operating expenses and taking actions to reduce ongoing variable and discretionary spending and only incur critical operating and capital spending. The Company has negotiated rent deferrals for a significant amount of our stores, primarily for second quarter lease payments, with repayment at later dates, primarily in fiscal 2022. In addition to negotiating deferral of lease payments, the Company also temporarily extended payment terms on merchandise orders which increased our accounts payable as of the end of the third quarter, benefiting our third quarter operating cash flows. We have reduced the length of our extended payment terms to more closely align with our typical business terms and as we make deferred payments, our operating cash flows are likely to be negatively impacted. The challenges posed by the COVID-19 pandemic on the Company's business are evolving rapidly. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
We believe that our existing cash, internally generated funds and our credit facilities, as described in Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements will be sufficient to fund necessary operating cash requirements and capital expenditures for at least the next twelve months.
As of October 31, 2020, we held $10.6 billion in cash. Approximately $1.9 billion of our cash was held by our foreign subsidiaries with $1.2 billion held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. TJX provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through October 31, 2020. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.

Operating Activities
Net cash provided by operating activities resulted in net cash inflows of $4.3 billion for the nine months ended October 31, 2020 and $1.9 billion for the nine months ended November 2, 2019. The Company's operating cash flows for the nine months ended October 31, 2020 increased by $2.4 billion compared to the first nine months of fiscal 2020. The COVID-19 pandemic had a material impact on the Company's operating cash flows. The loss of sales as a result of temporarily closing our stores and e-commerce businesses resulted in a net loss of $0.2 billion for the first nine months of fiscal 2021 compared with net income of $2.3 billion in the first nine months of fiscal 2020. This decrease in cash flows was offset by the $4.2 billion favorable impact of an increase in merchandise inventories, net of accounts payable as well as an increase in accrued expenses, income taxes payable and lease liabilities of $0.8 billion. The favorable impact of the change in merchandise inventories, net of accounts payable was driven by lower inventory levels and the timing of payments for merchandise sold in the third quarter. The lower inventory levels were planned to accommodate social distancing and decreased further primarily due to better than planned sales during the third quarter of fiscal 2021 and delivery delays due to bottlenecks in the supply chain.
Investing Activities
Net cash used in investing activities resulted in net cash outflows of $0.4 billion for the nine months ended October 31, 2020 and $1.0 billion for the nine months ended November 2, 2019. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first nine months of fiscal 2021 primarily reflected property additions for new stores, store improvements and renovations as well as investments in our offices and distribution centers, including buying and merchandising systems and other information systems. Cash outflows for property additions were $0.4 billion for the first nine months of fiscal 2021 and $1.0 billion for the first nine months of fiscal 2020. In order to preserve liquidity throughout the COVID-19 pandemic, we have decreased new store openings to approximately 50 stores and paused most scheduled store remodels, thereby deferring a substantial amount of our previously planned fiscal 2021 capital expenditures. Our expected fiscal 2021 capital investments total $0.6 billion to $0.8 billion. Planned investments for the remainder of the year are limited to those critical to our operations, primarily investing in our distribution centers and systems.
Financing Activities
Net cash provided by (used in) financing activities resulted in net cash inflows of $3.5 billion in the first nine months of fiscal 2021 and net cash outflows of $1.8 billion for the nine months ended November 2, 2019.
Debt
The cash inflows in the first nine months of fiscal 2021 were a result of completing the issuance and sale of (a) $1.25 billion aggregate principal amount of 3.50% notes due 2025, (b) $750 million aggregate principal amount of 3.75% notes due 2027, (c) $1.25 billion aggregate principal amount of 3.875% notes due 2030 and (d) $750 million aggregate principal amount of 4.50% notes due 2050, all of which were outstanding at October 31, 2020. In addition, in the first quarter of fiscal 2021, we drew down $1.0 billion on our previously undrawn revolving credit facilities, which were paid off in full during the second quarter of fiscal 2021. On August 10, 2020, the Company increased its borrowing capacity under revolving credit facilities by entering into a new $500 million 364 Day Revolving Credit Facility, maturing in August 2021. With the new revolving credit facility, the Company has increased its borrowing capacity to $1.5 billion, all of which currently remains available to the Company. Subsequent to the end of the third quarter, the Company initiated transactions to refinance a portion of its existing long-term debt, which it expects to complete in the fourth quarter of fiscal 2021. See Note J—Long-Term Debt and Credit Lines and Note M—Subsequent Events of Notes to Consolidated Financial Statements for additional information.
Equity
Under our stock repurchase programs, during the first quarter of fiscal 2021, we paid $0.2 billion to repurchase and subsequently retired 3.4 million shares of our stock on a settlement basis. These outflows were partially offset by proceeds from the exercise of employee stock options, net of shares withheld for taxes in the first nine months of fiscal 2021. We paid $1.2 billion to repurchase and subsequently retired 22.2 million shares on a settlement basis in the first nine months of fiscal 2020. For further information regarding equity repurchases, see Note E—Capital Stock and (Loss) Earnings Per Share of Notes to Consolidated Financial Statements.
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

Dividends
In March 2020, prior to the declaration of the COVID-19 pandemic, we paid our fourth quarter fiscal 2020 quarterly dividend which totaled $0.3 billion. As a result of the uncertainty surrounding the COVID-19 pandemic, no dividend was declared in the first nine months of fiscal 2021. In November 2020, the Company announced that it expects a quarterly dividend of $0.26 per share to be declared in the fourth quarter of fiscal 2021, payable in March 2021, subject to the approval of its Board of Directors. We declared quarterly dividends on our common stock which totaled $0.69 per share in the first nine months of fiscal 2020. Cash payments for dividends on our common stock totaled $0.3 billion for the first nine months of fiscal 2021 and $0.8 billion for the first nine months of fiscal 2020.
Contractual Obligations
Changes to our aggregate indebtedness, including related interest and terms for new issuances, are described in Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements. During the first nine months of fiscal 2021, we negotiated rent deferrals for a significant number of our stores, with repayments to later dates, primarily in fiscal 2022. In addition, approximately $1.0 billion of obligations under purchase orders for merchandise were cancelled in the first quarter of fiscal 2021. As our stores reopened during the second quarter of fiscal 2021, we resumed placing orders for merchandise.
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

Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 31, 2020 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
After COVID-19 emerged and spread worldwide, in March 2020 the World Health Organization declared COVID-19 a pandemic, and federal, state and local governments and private entities began mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining or isolation protocols. After closely monitoring and taking into consideration guidance from federal, state and local governments, and other health organizations, in March 2020, the Company temporarily closed all of its stores, its online businesses, its distribution centers and its offices. Effective April 12, 2020, the Company temporarily furloughed the majority of the hourly store and distribution center Associates in the U.S. and Canada, with employee benefits for eligible Associates having continued during the temporary furlough at no cost to impacted Associates. The Company also took comparable actions with respect to portions of its European and Australian workforces.
In May 2020, the Company began reopening its stores and by the end of the second quarter, more than 4,500 of the Company's worldwide stores, and each of its online businesses, had reopened. In response to increasing cases of COVID-19, a number of our stores have temporarily closed again, and additional stores may be required to close temporarily in the future. As of November 30, 2020, the Company has approximately 500 stores temporarily closed due to local government mandates related to the pandemic, primarily located in Europe. The Company continues to monitor developments, including government requirements and recommendations at the national, state and local level that could result in possible continued and/or additional impacts to our operations.
The temporary closure of our stores, online businesses, and distribution centers has had and, as some stores and facilities are closed or may be closed again, may continue to have, an adverse impact on our results of operations, financial position and liquidity. For example, while our facilities were closed during the first half of fiscal 2021 and our day-to-day operations were suspended, our ability to generate net sales was significantly impaired, but we continued to incur expenses, including labor and other costs. As our stores and facilities reopened, new practices or protocols have impacted our business resulting in additional payroll and supply costs and/or facility occupancy limitations. We anticipate that sales will be negatively impacted during peak holiday shopping times due to occupancy limits and social distancing protocols. In addition, even where our stores are open, reduction in our customers’ willingness to shop our stores, the levels of our customers’ spending at our stores, our Associates’ willingness or ability to staff our stores and distribution centers as a result of health concerns related to the COVID-19 pandemic or otherwise, and the impact of the ongoing pandemic on the economy and consumer discretionary spending, may impact our business operations, financial performance and liquidity. For example, we have seen reduced customer traffic and open-only comp store sales declines in certain of our divisions since reopening, which could continue or accelerate for the remainder of the pandemic and beyond as a result of changing consumer behavior. In addition to temporary store closures and changing consumer behavior, uncertainties due to the global economy and the ongoing pandemic may also impact the financial viability or business operations of some of our suppliers and transportation or logistics providers, which may interrupt our supply chain, and require other changes to our operations. The extent of the impact of the COVID-19 pandemic on our business will depend on future developments, which remain highly uncertain and difficult to predict, including the duration, severity and sustained geographic spread of the pandemic, additional waves of increased infections, and the success of associated prevention, containment, remediation and treatment efforts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2021 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
August 2, 2020 through August 29, 2020	—	$—	—	$2,985,692,971
August 30, 2020 through October 3, 2020	—	$—	—	$2,985,692,971
October 4, 2020 through October 31, 2020	—	$—	—	$2,985,692,971
Total	—		—
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2019 and 2020, TJX announced stock repurchase programs authorizing $1.5 billion and $1.5 billion, respectively, in repurchases of TJX common stock from time to time. As of October 31, 2020 approximately $3 billion in aggregate remained available under both plans. In March 2020, as a result of the COVID-19 pandemic, TJX suspended its share repurchase program. The Company does not intend to repurchase additional shares for the remainder of fiscal 2021.
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
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of (Loss) Income, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: December 1, 2020
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)