Form 10-K
period 2021-01-30
TJX COMPANIES INC /DE/
filed 2021-03-31
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2021
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on August 1, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $62.3 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 1,205,970,255 shares of the registrant’s common stock, $1.00 par value, outstanding as of March 26, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on June 8, 2021 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2020 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2020 Annual Report to Shareholders under our letter to shareholders and our performance graphs. Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words indicative of the future such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These “forward-looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.
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

The TJX Companies, Inc.

PART I
ITEM 1. Business
BUSINESS OVERVIEW
The TJX Companies, Inc. (together with its subsidiaries, “TJX”, the “Company”, “we”, or “our”) is the leading off-price apparel and home fashions retailer in the United States and worldwide. We have over 4,500 stores and four distinctive branded e-commerce sites that offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day.
Our mission is to deliver great value to our customers every day. In our stores and online, we offer consumers our value proposition of brand, fashion, price and quality. Our opportunistic buying strategies and flexible business model differentiate us from traditional retailers. We offer a treasure hunt shopping experience and a rapid turn of inventories relative to traditional retailers. Our goal is to create a sense of excitement and urgency for our customers and encourage frequent customer visits. We acquire merchandise in a variety of ways to support that goal. We reach a broad range of customers across income levels with our value proposition on a wide range of items. Our strategies and operations are synergistic across our retail chains. As a result, we are able to leverage our expertise throughout our business, sharing information, best practices, initiatives and new ideas, and to develop talent across our Company. Further, we can leverage the substantial buying power of our businesses with our global vendor relationships.
During fiscal 2021, our business operations were impacted by the COVID-19 pandemic. In addition to the temporary closures and reopenings of our stores and other facilities, the pandemic has led to modifications of our operations, including the implementation of health and safety protocols, and has had an impact on our results of operations, financial position and liquidity, as well as consumer behavior. See Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations below for more information.
In this report, fiscal 2021 means the fiscal year ended January 30, 2021; fiscal 2020 means the fiscal year ended February 1, 2020 and fiscal 2019 means the fiscal year ended February 2, 2019. Fiscal 2022 means the fiscal year ending January 29, 2022. Unless otherwise indicated, all store information in this Item 1 is as of January 30, 2021, and references to store square footage are to gross square feet.
Our Businesses
We operate our business in four main segments: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX International.
MARMAXX
Our T.J. Maxx and Marshalls chains in the United States (“Marmaxx”) are collectively the largest off-price retailer in the United States with a total of 2,402 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, decorative accessories and giftware) and other merchandise. We primarily differentiate T.J. Maxx and Marshalls through different product assortment, including an expanded assortment of fine jewelry and accessories and a high-end designer section called The Runway at T.J. Maxx and a full line of footwear, a broader men’s offering and a juniors’ department called The Cube at Marshalls, as well as varying in-store initiatives. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains. Marmaxx currently operates two e-commerce websites, tjmaxx.com, launched in 2013 and marshalls.com launched in 2019.
HOMEGOODS
Our HomeGoods segment, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 821 stores, HomeGoods offers an eclectic assortment of home fashions, including furniture, rugs, lighting, soft home, decorative accessories, tabletop and cookware as well as expanded pet, kids and gourmet food departments. In 2017, we launched Homesense in the U.S. Our 34 Homesense stores complement HomeGoods, offering a differentiated mix and expanded departments, such as large furniture, ceiling lighting and rugs, as well as different departments, such as a general store and an entertaining marketplace. During the fourth quarter of fiscal 2021, we announced our plan to make online shopping available on www.homegoods.com in late fiscal 2022.

TJX CANADA
Our TJX Canada segment operates the Winners, HomeSense and Marshalls chains in Canada. Acquired as a five-store chain in 1990, Winners is now the leading off-price apparel and home fashions retailer in Canada. The merchandise offering at its 280 stores across Canada is comparable to T.J. Maxx, with select stores offering fine jewelry, and The Runway, a designer section. We opened our HomeSense chain in 2001, bringing the home fashions off-price concept to Canada. HomeSense has 143 stores with a merchandise mix of home fashions similar to HomeGoods in the U.S. We brought Marshalls to Canada in 2011. We operate 102 Marshalls stores in Canada and, similar to Marshalls in the U.S., our Canadian stores offer an expanded footwear department and The Cube juniors’ department, differentiating them from Winners stores.
TJX INTERNATIONAL
Our TJX International segment operates the T.K. Maxx and Homesense chains in Europe and the T.K. Maxx chain in Australia. Launched in 1994, T.K. Maxx introduced off-price retail to Europe and remains Europe’s only major brick-and-mortar off-price retailer of apparel and home fashions. With 602 stores, T.K. Maxx operates in the U.K., Ireland, Germany, Poland, Austria and the Netherlands. Through its stores and its e-commerce website for the U.K., tkmaxx.com, T.K. Maxx offers a merchandise mix similar to T.J. Maxx. We brought the off-price home fashions concept to Europe, opening Homesense in the U.K. in 2008 and in Ireland in 2017. Its 78 stores offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada. We acquired Trade Secret in Australia in 2015 and re-branded it under the T.K. Maxx name during 2017. The merchandise offering at T.K. Maxx in Australia's 62 stores is comparable to T.J. Maxx.
In addition to our four main segments, we operate Sierra, acquired in 2012 and rebranded from Sierra Trading Post in 2018. Sierra is an off-price retailer of brand name and quality outdoor gear, family apparel (including footwear), sporting goods and home fashions. Sierra operates sierra.com and 48 retail stores in the U.S. The results of Sierra are included in our Marmaxx segment.
Flexible Business Model
Our flexible off-price business model, including our opportunistic buying, inventory management, logistics and flexible store layouts, is designed to deliver our customers a compelling value proposition of fashionable, quality, brand name and designer merchandise at excellent values every day. Our buying and inventory management strategies give us flexibility to adjust our merchandise assortments more frequently than traditional retailers, and the design and operation of our stores and distribution centers support this flexibility. Our buyers have more visibility into consumer, fashion and market trends and pricing when we buy closer to need, which can help us “buy smarter” and reduce our markdown exposure. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments to accommodate the merchandise we purchase. Our logistics and distribution operations are designed to support our global buying strategies and to facilitate quick, efficient and differentiated delivery of merchandise to our stores, with a goal of delivering the right merchandise to the right stores at the right time.
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

We take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from the production and flow of inventory in the apparel and home fashions marketplace. These opportunities include, among others, closeouts from brands, manufacturers and other retailers; special production direct from brands and factories; order cancellations and manufacturer overruns. Our global buying strategies are intentionally flexible to allow us to react to frequently changing opportunities and trends in the market and to adjust how and what we source as well as when we source it. Our goal is to operate with lean inventory levels compared to conventional retailers to give us the flexibility to seek out and to take advantage of these opportunities as they arise, close to the time it is needed in our stores and online and when we have more visibility into fashion trends and price. In contrast to traditional retailers, which tend to order most of their goods far in advance of the time the product appears on the selling floor, our merchants generally remain in the marketplace for goods throughout the year, frequently looking for opportunities to buy merchandise. We buy much of our merchandise for the current or immediately upcoming selling season. We also buy some merchandise that is available in the market with the intention of storing it for sale, typically in future selling seasons. We generally make these purchases, referred to as packaway, in response to opportunities to buy merchandise that we believe has the right combination of brand, fashion, price and quality to supplement the product we expect to be available to purchase later for those future seasons. We also acquire some merchandise that we offer under in-house brands or brands that are licensed to us. We develop some of this merchandise ourselves in order to supplement the depth of, or fill gaps in, our expected merchandise assortment.
Manufacturers, retailers and other vendors make up our expansive universe of approximately 21,000 vendors, which provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue as we continue to grow. We believe a number of factors provide us excellent access on an ongoing basis to leading branded merchandise and make us an attractive channel for many vendors in the market. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we typically pay promptly according to our payment terms; we generally do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges; and we have an excellent credit rating.
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
Low Cost Operations
We operate with a low cost structure compared to many traditional retailers. We focus aggressively on expenses throughout our business. Our advertising is generally focused on promoting our retail banners rather than individual products, including at times promoting multiple banners together, which contributes to our advertising budget (as a percentage of sales) remaining low compared to many traditional retailers. We design our stores to provide a pleasant, convenient shopping environment without spending heavily on store fixtures. Additionally, our distribution network is designed to run cost effectively.

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
Distribution
We operate distribution centers encompassing approximately 22 million square feet in six countries. These centers are generally large, and built to suit our specific, off-price business model, with a combination of automated systems and manual processes to manage the variety of merchandise we acquire. We ship substantially all of our merchandise to our stores through a network of distribution centers and warehouses as well as shipping centers operated by third parties.
Store Growth
Expansion of our business through the addition of new stores continues to be an important part of our global growth strategy. The following table provides store growth information for our four major segments for the two most recently completed fiscal years, as well as our estimates of the long-term store growth potential of these segments in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year End		Estimated Store Potential
		Fiscal 2020	Fiscal 2021
Marmaxx:
T.J. Maxx	27,000	1,273	1,271
Marshalls	29,000	1,130	1,131
Total Marmaxx		2,403	2,402	3,000
HomeGoods:
HomeGoods	23,000	809	821
Homesense	27,000	32	34
Total HomeGoods		841	855	1,500
TJX Canada:
Winners	27,000	279	280
HomeSense	23,000	137	143
Marshalls	27,000	97	102
Total TJX Canada		513	525	650
TJX International:
T.K. Maxx (Europe)	28,000	594	602
Homesense (Europe)	19,000	78	78
T.K. Maxx (Australia)	21,000	54	62
Total TJX International		726	742	1,125	(a)
TJX Total(b)		4,529	4,572	6,275
(a)Reflects store growth potential for T.K. Maxx in current geographies and for Homesense in the United Kingdom and Ireland.
(b)Includes 46 Sierra stores in fiscal 2020, and 48 Sierra stores for fiscal 2021. Sierra stores are not included in estimated store potential.
Some of our home fashion stores are co-located with one of our apparel stores in a “combo” or superstore format. We count each of the stores in the combo or superstore format as a separate store.
Competition
The retail apparel and home fashion business is highly competitive. We compete on the basis of numerous factors including brand, fashion, price, quality, selection and freshness; in-store and online shopping experience and service; reputation and store location. We compete with local, regional, national and international department, specialty, off-price, discount, warehouse and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, online, through catalogs, or other media channels.

Human Capital
As of January 30, 2021, we had approximately 320,000 employees (who we refer to as Associates), many of whom work less than 40 hours per week. Approximately 86% of these Associates worked in our retail stores. We hire thousands of temporary employees each year, particularly during the peak back-to-school and holiday seasons, and offer many entry-level retail positions. Many Associates in our distribution centers in the United States and Canada are covered by collective bargaining agreements and other Associates are members of works councils in Europe. Our large, global workforce supports the execution of our flexible off-price business model, including the timing and frequency of store deliveries and the management of a rapidly changing mix of merchandise in over 4,500 retail stores in nine countries and across four distinctive branded e-commerce sites. We believe our Associates are key to our business success.
Focus on Health, Safety and Well-being during the COVID-19 Pandemic
In response to the COVID-19 pandemic, we developed and implemented new practices that prioritized the health and safety of our Associates and customers, and reopened stores only when practices were in place, including social distancing protocols, access to personal protective equipment, occupancy limits and enhanced cleaning regimens. During fiscal 2021, we also continued to pay or provide benefits for eligible Associates during temporary closures, provided appreciation bonuses to the majority of our store and distribution center Associates, and enhanced our mental health resources and other wellness offerings.
Workplace and Culture
We work to foster a strong, supportive culture where Associates at TJX feel welcome in the Company, valued for their contributions, and engaged with our business mission. We use defined cultural factors and leadership competencies throughout our global business to express our organizational values, such as personal integrity, relationship-building and collaboration, and respect for our business model, and to promote consistency in leadership development. Our policies and practices, including our open-door philosophy, encourage open and honest communication and engagement with the business.
Inclusion and Diversity
We strive to create an inclusive workplace, where Associates are inspired to work hard, challenge themselves, and be innovative in their thinking, and we believe the diversity of our Associates strengthens our business. We have expanded our education programs and resources, including training on unconscious biases, and we sponsor a variety of affinity resource groups to support Associate networking and development. During fiscal 2021 we accelerated our efforts on inclusion and diversity, including those related to racial justice, and have begun to deploy a global, four-phase strategy to drive these efforts.
Training and Career Development
We are highly focused on teaching and mentoring to support the career growth and success of our Associates, and we believe these efforts have promoted stability and expertise in our workforce. Training happens broadly throughout the organization, from informal mentoring and direct training to a range of career and leadership development programs such as our TJX University for merchandising Associates.
Compensation and Rewards
Our compensation programs are designed to pay our Associates competitively in the market and based on their skills, qualifications, role, and abilities. Our approach to compensation across the organization reflects our global total rewards principles, which include encouraging teamwork and collaboration, being fair and equitable, and sharing in the success of the Company.
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
Information appearing on tjx.com is not a part of, and is not incorporated by reference in, this Form 10-K.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of TJX as of March 31, 2021:

Name	Age	Office and Business Experience
Kenneth Canestrari	59	Senior Executive Vice President, Group President since September 2014. President, HomeGoods from 2012 to September 2014. Executive Vice President, Chief Operating Officer, HomeGoods from 2008 until 2012. Various financial positions with TJX from 1988 to 2008.
Scott Goldenberg	67	Senior Executive Vice President and Chief Financial Officer since April 2014; Executive Vice President and Chief Financial Officer from January 2012 to April 2014. Executive Vice President, Finance from June 2009 to January 2012. Senior Vice President, Corporate Controller from 2007 to 2009 and Senior Vice President, Director of Finance, Marmaxx, from 2000 to 2007. Various financial positions with TJX from 1983 to 1988 and 1997 to 2000.
Ernie Herrman	60	Chief Executive Officer since January 2016. Director since October 2015. President since January 2011. Senior Executive Vice President, Group President from August 2008 to January 2011. President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.
Carol Meyrowitz	67	Executive Chairman of the Board since January 2016. Chairman of the Board from June 2015 to January 2016. Chief Executive Officer from January 2007 to January 2016. Director since 2006 and President from 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Various senior management and merchandising positions with Marmaxx and with Chadwick’s of Boston and Hit or Miss, former divisions of TJX, from 1983 to 2001.
Douglas Mizzi	61	Senior Executive Vice President, Group President since February 2018. President, TJX Canada from October 2011 to February 2018. Managing Director T.K. Maxx, UK from April 2010 to October 2011. Executive Vice President, Chief Operating Officer, WMI from February 2006 to April 2010. Senior Vice President, Director of Store Operations, WMI from 2004 to 2006. Various store operations positions with TJX from 1988 to 2004.
Richard Sherr	64	Senior Executive Vice President, Group President since January 2012. President, HomeGoods from 2010 to 2012. Chief Operating Officer, Marmaxx from 2007 until 2010. Various merchandising positions at TJX from 1992 to 2007.
The executive officers hold office until the next annual meeting of the Board in June 2021 and until their successors are elected and qualified.

ITEM 1A. Risk Factors
The statements in this section describe the major risks to our business and should be considered carefully, in connection with all the other information set forth in this annual report on Form 10-K. The risks that follow are those that we think, individually or in the aggregate, are potentially material to our business and could cause our actual results to differ materially from those stated or implied in forward-looking statements.
OPERATIONAL AND STRATEGIC RISKS
Our business has been and may continue to be materially and adversely affected by the impact of the ongoing COVID-19 pandemic.
After COVID-19 emerged and spread worldwide, the World Health Organization declared COVID-19 a pandemic in March 2020. National, state and local governments as well as private entities began issuing various restrictions, including travel restrictions, restrictions on public gatherings, limitations on business operations, stay at home orders and advisories, and quarantining protocols. The temporary closures of our stores, online businesses, and distribution centers, and additional operating expenses and other impacts from the ongoing pandemic, have had and may continue to have an adverse impact on our business operations, financial position, and liquidity. For example, during the time our facilities were closed in the first half of fiscal 2021 and our day-to-day retail operations were suspended, we were unable to generate sales. At the same time, we continued to incur expenses, including labor, occupancy and other costs, such as continued pay for certain Associates during closures, continued employee benefits coverage for eligible Associates during temporary furloughs at no cost to impacted Associates in the U.S. and Canada and comparable actions with respect to portions of our TJX Europe workforce. As our stores and facilities reopened, we implemented new practices and protocols, including enhanced cleaning protocols, occupancy limitations, and additional health and safety protocols that resulted in additional payroll and continued or increased expenses while potentially impacting sales opportunities. Many stores have had additional temporary closures since we began reopening in May 2020, with the vast majority of the closures in Europe and Canada, and some stores and facilities are currently closed and/or may be closed again in the future, further adversely impacting sales opportunities. Some of these pandemic-related expenses and/or operational limits have continued into the beginning of fiscal 2022 and we expect they may continue to some extent in the future. In addition, the pandemic may have changed our Associates’ willingness or ability to staff our stores and distribution centers or otherwise continue employment as a result of health concerns, economic pressures or otherwise.
Further, changes in our customers’ willingness to shop our stores, the levels of our customers’ spending at our stores, and the more general impact of the ongoing pandemic on the economy and consumer discretionary spending (for example, as a result of erosion in consumer sentiment or the impact of high unemployment or otherwise) have also impacted and may continue to impact our business operations, financial performance, and liquidity. We have seen reduced customer traffic and sales declines in most of our divisions. These declines could continue or accelerate for the remainder of the pandemic and beyond. In addition, market conditions and the impact of the pandemic on the global economy have impacted and may continue to impact the financial viability or business operations of some of our suppliers and transportation or logistics providers, which has interrupted and increased costs for, and may in the future interrupt and further increase costs for, our supply chain and could require additional changes to our operations.
The extent of the impact of the COVID-19 pandemic on our business will depend on future developments, which remain highly uncertain and difficult to predict, including the duration, severity and sustained geographic spread of the pandemic, additional waves of increased infections, the virulence and spread of different strains of the virus, and the extent to which associated prevention, containment, remediation and treatment efforts, including global vaccination programs, are successful.
Failure to execute our opportunistic buying strategy and successfully manage our inventory could adversely affect our results.
Key elements of our off-price business strategy, including opportunistic buying, operating with lean inventory levels, and frequent inventory turns, subject us to risks. If we do not obtain the right merchandise at the right times, in the right quantities, at the right prices, and in the right mix, our customer traffic and our sales, margins, and other financial results could be adversely affected.
Our opportunistic buying strategy places considerable discretion with our merchants. They typically buy throughout the year, with much of our merchandise purchased for the current or immediately upcoming season. Our merchants are expected to effectively react to rapidly changing opportunities and trends in the market, to assess the desirability and value of merchandise, and to generally make determinations of how and what we source as well as when and from where we source it. If they do not make assessments accurately or otherwise cannot execute our strategy in an effective or timely way, our customer traffic and our sales, margins, and other financial results could be adversely affected. If our merchandise is not generally purchased at prices sufficiently below prices paid by conventional retailers, we may not be able to maintain an adequate overall pricing differential to full-price retailers, including department, specialty, and major online retailers, at various times or in some reporting segments, banners, product categories, or geographies.

In addition, to respond to customer demand and effectively manage pricing and markdowns, we need to appropriately allocate and deliver merchandise to our stores, maintain an appropriate mix and level of inventory in each store, and be flexible in our allocation of floor space at our stores among product categories. We also base our inventory purchases, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to take markdowns on excess or slow-moving inventory, or we may have insufficient inventory to meet customer demand, either of which could adversely affect our financial performance.
The ongoing COVID-19 pandemic has impacted, and may continue to impact, execution of our opportunistic buying strategy and inventory management. Our ability to allocate, deliver and maintain an appropriate mix and level of inventory was also impacted during fiscal 2021 by temporary closures of our stores, distribution centers, and e-commerce sites, including by affecting decisions on mark-downs, pack-away, and perishables, particularly in the second quarter when our stores and distribution centers reopened after the first temporary closures, and by other operational and market changes related to the global pandemic.
If we fail to successfully implement our various marketing efforts or if our competitors’ programs are more effective than ours, our revenue or results of operations may be adversely affected.
Customer traffic and demand for our merchandise may be influenced by our marketing efforts. Although we use marketing to drive customer traffic through various media including television, radio, print, outdoor, digital/social media, email, mobile, and direct mail, some of our competitors may expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Further, we may not effectively develop or implement strategies with respect to rapidly evolving digital communication channels. If our marketing efforts are not as successful or cost effective as anticipated, our revenue and results of operations could be adversely affected.
Failure to identify consumer trends and preferences, or to otherwise meet customer demand or expectations, in new or existing markets or channels could negatively impact our performance.
As our success depends on our ability to meet customer demand and expectations, we work to identify consumer trends and preferences on an ongoing basis and to offer inventory and shopping experiences that meet those trends and preferences. However, we may not do so effectively and/or on a timely basis across our diverse merchandise categories and in each of the many markets in the U.S., Canada, Europe, and Australia in which we do business. Trends and preferences in markets may differ from what we anticipate, and could change rapidly, as they did during fiscal 2021 in connection with the ongoing COVID-19 pandemic. Although our business model allows us greater flexibility than many traditional retailers to meet consumer product preferences and trends (for example, by expanding and contracting merchandise categories in response to consumers’ changing tastes), we may not successfully do so, which could impact inventory turns, customer traffic and sales and add difficulty in attracting new customers, retaining existing customers, and encouraging frequent customer visits, which could adversely affect our results.
Customers may also have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels (for example, through various digital platforms). These expectations may vary both across and within demographics and geographies and may evolve rapidly or be impacted by external factors, such as the COVID-19 pandemic’s impact on consumers’ comfort levels in visiting stores as well as their expectations for our stores, including health and safety protocols. Meeting these expectations effectively generally involves identifying the right opportunities and making the right investments at the right time and with the right speed, among other things, and failure to do so may impact our financial results.
We operate in highly competitive markets, and we may not be able to compete effectively.
The retail apparel and home fashion businesses are highly competitive. We compete on the basis of various factors affecting value (which we define as the combination of brand, fashion, price, and quality) – merchandise selection and freshness; banner name recognition and appeal; both in-store and online service and shopping experience; convenience; and store location. We compete with local, regional, national and international retailers that sell apparel, home fashions, and other merchandise that we sell, including retailers that operate through stores, e-commerce, and/or other media or channels. Some of our competitors are larger than we are or have more experience in selling certain product lines or through certain channels than we do. New competitors frequently enter the market. Additionally, existing competitors may enter or increase their presence in markets in which we operate, consolidate with other retailers, expand their merchandise offerings, expand their e-commerce capabilities, and/or add new sales channels or change their pricing strategies. During fiscal 2021, additional regulations or health and safety concerns related to the ongoing pandemic impacted our competitors differently, based on factors such as location, sales channel strategy, merchandising strategy and others. Consumer spending online, which has been increasing, also appears to have accelerated as a result of the COVID-19 pandemic. E-commerce may continue to increase, while our business is primarily in brick and mortar stores. If we fail to compete effectively, our sales and results of operations could be adversely affected.

Failure to continue to expand our business successfully could adversely affect our financial results
Our growth strategy includes successfully expanding within our current markets and/or into new geographic regions, product lines, and channels, including e-commerce, and, as appropriate, adding new businesses, whether by development, investment, or acquisition. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations generally or within certain markets or divisions, and/or may be required to increase investments, slow our planned growth, or close stores or operations. For example, if we are not able to find and lease appropriate real estate on attractive terms in the locations where we seek to open brick and mortar stores, or if new stores do not perform as well as we anticipated, we may need to change our planned growth in those markets.
Growth can add complexity to effective information sharing and requires significant attention from our management and other functions across our business. It also requires appropriately staffing and training an increased number of Associates and/or managing appropriate third-party providers. These risks may increase with further growth, particularly if we expand into additional countries. If we are unable to manage our growth effectively, our business may be adversely affected or we may need to reduce the rate of expansion or otherwise curtail growth, which may adversely affect our business plans, sales and results.
Failure to effectively manage the large size and scale of our operations may adversely affect our financial results.
Our substantial size can make it challenging to run our complex operations effectively and to manage suitable internal resources and third party providers with appropriate oversight to support our business effectively, including for administration, systems (including information technology systems), merchandising, sourcing, store operations, distribution, logistics, and compliance. The large size and scale of our operations, our multiple banners and locations across the U.S., Canada, Europe, and Australia, and the autonomy afforded to the banners in some aspects of the business also increase the risk that our systems, controls, practices, and policies may not be implemented effectively or consistently throughout our Company, that information may not be appropriately shared across our operations, and that our marketing and communications strategies may lack cohesion. The size and scale of our business also creates challenges in effectively managing, training, retaining, and engaging a large, disparate workforce. These challenges may be exacerbated if a large portion of our workforce is unable to work on site, temporarily furloughed or working remotely, as was the case during parts of fiscal 2021. If we are unable to manage our size and scale effectively, our results of operations may be adversely affected.
We source our merchandise globally, which subjects us to risks, including when moving merchandise internationally.
We are subject to various risks of sourcing merchandise, particularly from other countries, including risks related to moving merchandise internationally. Many of the products sold in our stores are sourced by our vendors and, to a lesser extent, by us, in locations, particularly China, India, and southeastern Asia, which are outside of the country where they will be sold. Where we are the importer of record, we may be subject to regulatory or other requirements, including those similar to requirements imposed upon the manufacturer of such products. Risks related to sourcing merchandise include:
–potential disruptions in manufacturing and supply;
–changes in duties, tariffs, trade restrictions, sanctions, quotas and voluntary export restrictions on imported merchandise, including, for example, changes to trade requirements resulting from the U.K.’s withdrawal in January 2020 from the European Union (commonly referred to as “Brexit”); tariffs and border adjustment taxes; changes to the United States Mexico Canada Agreement (the successor to the North American Free Trade Agreement) or successor or other trade agreements;
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
–product liability claims from customers or investigations, enforcement or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;
–intellectual property enforcement and infringement issues;
–pandemics and epidemics (including the ongoing COVID-19 pandemic) affecting sourcing, including manufacturing, buying or delivery;

–concerns about human rights, working conditions and other labor rights and conditions in countries where merchandise is produced or materials are sourced, such as the concerns related to treatment of the Uyghur population in the Xinjiang province of China;
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
Our results and profitability could be adversely affected by labor costs, including wage, pension and healthcare costs, or other challenges from our large workforce.
Our Associates are key to supporting our business and operations effectively, and increased labor costs put pressure on our operating expenses, which could adversely affect our financial results. We have a large workforce, and our ability to meet our labor needs and control labor costs is subject to various external factors such as minimum wage laws and benefits requirements; market pressures, including prevailing wage rates and benefit levels and unemployment levels; changing demographics; economic conditions; interest rate changes; actuarial assumptions and methods; the costs of providing and managing retirement, health, and other employee benefits, including health and insurance costs; and a dynamic regulatory and policy environment, including with respect to health care, immigration, labor, employment, pension and other employee benefits, and taxes. Any of these factors could increase our labor costs. Increased labor costs may adversely affect our results of operations. In addition, when wage rates or benefit levels have increased in particular markets, increasing our wages or benefits has negatively impacted and may continue to negatively impact our earnings. Conversely, failing to offer competitive wages or benefits could adversely affect our ability to attract or retain sufficient or quality Associates, causing our customer service or performance to suffer.
Additionally, many Associates in our distribution centers are members of unions. We are subject to the risk of labor actions of various kinds, including work stoppages, as well as risks and potential material expenses associated with multiemployer plans, including from pension plan underfunding, benefit cuts, increased contribution or funding requirements, changes in plan terms, withdrawal liability, increased premium costs, conditions imposed under any governmental assistance programs, or insolvency of other participating employers or governmental insurance programs. Certain of our Associates in Europe are members of works councils, which may subject us to additional requirements, actions or expense.
Failure to employ quality Associates in appropriate numbers and to retain key Associates and management could adversely affect our performance.
We need to employ capable, engaged Associates in large numbers for our stores and distribution centers and, to a lesser extent, for other areas of our business, including information technology functions. We must constantly recruit new Associates to fill entry level and part-time positions with historically high rates of turnover and at times find seasonal talent in sufficient numbers. The availability and skill of Associates may differ across markets in which we do business and in new markets we enter, and we may be unable to meet or manage our labor needs effectively. In addition, due to the ongoing COVID-19 pandemic, we have faced and may continue to face additional challenges in recruiting sufficient talent due to health and safety concerns and disruption to the availability of school or childcare, among other factors, as well as the challenges in engaging, overseeing and training those Associates who would typically work from our offices, most of whom have been working remotely since March 2020.
Our performance also depends on recruiting, hiring, developing, training, and retaining talented Associates in key areas such as buying and management. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition for talent in the retail industry and in various geographic markets. In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development for key Associates across the Company, including within our buying organization, and must effectively manage succession planning. If we do not effectively attract qualified individuals, train them in our business model, support their development, engage them in our business, and retain them in sufficient numbers and at appropriate levels of the organization, our growth could be limited, and the successful execution of our business model could be adversely affected.

Compromises of our data security, disruptions in our information technology systems, or failure to satisfy the information technology needs of our business could result in material loss or liability, materially impact our operating results or materially harm our reputation.
Our business depends on our information technology (“IT”) systems, which collect and process information of customers, Associates and other persons, as well as information of our business and of our suppliers, service providers, and other third parties. We rely heavily on information technology systems, including those operated and maintained by our suppliers, service providers, and other third parties to manage all key aspects of our business, including planning; purchasing; sales, including point-of-sale processing and e-commerce; supply chain management; inventory management; human resources; financial management; communications; information security; and legal and regulatory compliance. This reliance requires us to accurately anticipate our current and future information technology needs and successfully develop, implement, and maintain appropriate systems, as well as effective disaster recovery plans for such systems. Our ongoing operations and successful growth are dependent on doing so, as well as the ongoing integrity, security and consistent operations of these systems, including related back-up systems.
As is common in the retail industry, our information technology systems, as well as those of our suppliers, service providers, and other third parties whose information technology systems we utilize directly or indirectly, are targeted by attempts to access or obtain personal or sensitive information, attempts at monetary theft, and attempts to disrupt business. These attempts could include use of malware, ransomware, phishing, social engineering, denial-of-service attacks, exploitation of system vulnerabilities, employee malfeasance, digital and physical skimmers, account takeovers, and other forms of cyber attacks. These attempts are becoming increasingly sophisticated, heightening the risk of compromise or disruption. Our information technology systems and those of our suppliers, service providers and other third parties also may be damaged or disrupted, or personal or sensitive information compromised, from a number of other causes, including power outages, system failures, catastrophic events, or employee error. Such damage, disruption or compromise could materially impair our ability to operate our business or otherwise result in material impacts on our operating results.
Changes in the business landscape and the increase of remote working for our Associates, service providers, and other third parties have the potential to increase the likelihood of system damage or disruption and increase the risk of a data security compromise. These factors have led to additional mitigation strategies and investments across our IT Security workforce, technologies, and processes. In addition, the global regulatory environment surrounding information security and privacy is increasingly demanding, and unauthorized access of personal or sensitive information could result in regulatory enforcement actions, class actions, contract liability, or other forms of material legal liability. Any successful compromise or disruption of our information technology systems, or other compromise of the information of our customers, Associates or other persons that we collect, could result in material reputational harm and impact our customers’ willingness to shop in our stores or online and/or our suppliers’, service providers’ or other third parties’ willingness to do business with us.
We maintain policies, procedures, and controls designed to reduce the risks of data security compromises and information technology failures or disruptions, but such controls cannot fully eliminate such risks and may fail to operate as intended or be circumvented. While we have implemented measures designed to further strengthen these policies, procedures and controls since the unauthorized intrusions into our network discovered late in 2006, we may suffer a similar or different cyber event in the future. These measures also require costly and ongoing investment in technologies, hiring, training, and compliance.
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
Our relationships with our customers and our reputation are based, in part, on perceptions of subjective qualities. Incidents involving us, our retail banners, our executives and other Associates, our board of directors, our policies and practices, our third party providers, our vendors and others within our supply chain, the merchandise and brands, including our licensed or owned brands, that we sell, our partners and our industry more generally that erode trust or confidence could adversely affect our reputation and thereby impact our business, particularly if the incidents result in rapid or significant adverse publicity, protest, litigation, or governmental inquiry. Information on such incidents that is publicized through traditional or digital media platforms, including social media, websites, blogs, and other forums that facilitate rapid, broad communications to an audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is inaccurate, incomplete or unverified. Similarly, challenges or reactions to action (or inaction), or perceived action (or inaction), by our company to crises, including the COVID-19 pandemic, or on issues like corporate responsibility, responsible sourcing, environmental sustainability, inclusion and diversity (including racial justice and equity), human rights, politics and lobbying, privacy, merchandising, product safety, compensation and benefits, labor compliance, workforce reductions or other employment actions, or other sensitive topics, and any perceived lack of transparency about such matters, could harm our reputation, particularly as expectations of corporate action and of companies’ corporate responsibility obligations have changed and may continue to change.
This kind of reputational damage could occur locally or globally and could impact our company or our individual retail banners. Damage to the reputation of our company and our banners could result in declines in customer loyalty and sales; affect our vendor relationships and/or business development opportunities; limit our ability to attract and retain quality Associates; divert the attention and resources of management, including to respond to inquiries or additional regulatory scrutiny; and otherwise adversely affect our results.
We depend upon strong cash flows from our operations to supply capital to fund our operations, growth, stock repurchases and dividends and interest and debt repayment.
Our business depends upon our operations to continue to generate strong cash flow to supply capital to support our general operating activities, to fund our growth and our return of cash to stockholders through our stock repurchase programs and dividends, and to pay our interest and debt repayments. If we are unable to generate sufficient cash flows (due to the ongoing pandemic or otherwise) or to repatriate cash from our international operations in a manner that is cost effective, our growth plans, capital expenditures, operating expenses, and financial performance, including our earnings per share, could be adversely affected. Changes in the capital and credit markets, including market disruptions, limited liquidity, and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong credit ratings. We borrow on occasion to finance our activities and if financing were not available to us in adequate amounts and on appropriate terms when needed, it could also adversely affect our financial performance.
Further expansion of our international operations could expose us to risks inherent in operating in new countries.
We have a significant retail presence in countries in Europe and in Canada and Australia. We also operate buying offices around the world. Our goal is to continue to expand our operations into other countries in the future. It can be costly and complex to identify appropriate store locations and establish, develop and maintain international operations and to promote business in new international jurisdictions, which may differ significantly from other countries in which we currently operate.
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
Our operating results have fluctuated from quarter to quarter at points in the past, including varying significantly from past quarters during fiscal 2021, and may do so again in the future. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline (as it did at times during fiscal 2021), and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. We maintain a forecasting process that seeks to plan sales and align expenses. If we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our financial performance could be adversely affected. In addition, if we suspend our buyback program, as we did during fiscal 2021, or if we have an active buyback program and are repurchasing shares but do not repurchase the number of shares we contemplated pursuant to our stock repurchase programs, or if we reduce or suspend our dividend distributions, our earnings per share may be adversely affected.
If we engage in mergers or acquisitions or investments in new businesses, or divest, close or consolidate any of our current businesses, our business could be subject to additional risks.
We may acquire new businesses (as we have in the past with our Australia business and with Sierra), invest in other businesses (as we did with our minority investment interest in privately held Familia, a Russian off-price apparel and home fashions retailer, in fiscal 2020) or enter into joint ventures with other businesses, develop new businesses internally (as with Homesense, our additional U.S. home store concept launched in fiscal 2018), launch or expand e-commerce platforms (as we plan to do in fiscal 2022 with a HomeGoods e-commerce business), and divest, close or consolidate businesses. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in a satisfactory manner could adversely affect our future results of operations and financial condition. Acquisition, investment or divestiture activities may divert attention of management from operating the existing businesses, and we may not effectively evaluate target companies, investments or investment partners or assess the risks, benefits and costs of buying, investing in or closing businesses or of the integration of acquired businesses, all of which can be difficult, time-consuming and dilutive. These activities may not meet our performance and other expectations and may expose us to unexpected or greater-than-expected costs, liabilities and risks. In addition, we recorded intangible assets and goodwill and the value of the tradenames in connection with our last acquisitions and may similarly do so in the future in connection with other acquisitions. If we are unable to realize the anticipated benefits from acquisitions, we may be required to impair some or all of the goodwill associated with an acquisition, which would adversely impact our results of operations and balance sheet, such as with an impairment charge. Divestitures, closings and consolidations could involve risks such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law as a result of the disposition or as a result of the credit risk of an acquirer.
Our real estate leases generally obligate us for long periods, which subjects us to financial risks.
We lease virtually all of our store locations and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate, which can adversely affect our results. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate most of our leases if or when we would like to do so. If we decide or are required to permanently close stores, we are typically required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be significant. When we assign leases or sublease space to third parties, or if we sell or close a business, we can remain liable on the lease obligations if the assignee or sublessee does not perform (as was the case with some of our former operations). In addition, when the lease terms for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to permanently close stores or to relocate stores within a market on less favorable terms or in a less favorable location.
Failure to protect our inventory or other assets from loss and theft may impact our financial results.
Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business. Loss may be caused by error or misconduct of Associates, customers, vendors or other third parties. Our inability to effectively prevent and/or minimize the loss or theft of assets, or to effectively reduce the impact of those losses, could adversely affect our financial performance.

EXTERNAL AND ECONOMIC RISKS
Economic conditions on a global level or in particular markets, geopolitical uncertainty, and other factors creating uncertainty and instability may adversely affect consumer confidence and discretionary spending, which could affect our financial performance.
Consumer confidence and discretionary spending can be affected by various economic conditions, both on a global level and in particular markets, that can, in turn, affect our business or the retail industry generally. These factors include, among others, economic recession; unemployment levels; availability of disposable income and actual and perceived wealth; actual or perceived declines in consumer purchasing power; health care costs; costs of oil, gas, and other commodities; interest rates and tax rates and related policies; weakness in the housing market and housing costs; volatility in capital markets; credit availability; and inflation and deflation.
Similarly, in addition to the impact of regulatory or policy changes, regulatory volatility or uncertainty, including in areas such as international trade, including U.S. tariff policies; challenges presented by implementation following Brexit, as well as threats or occurrences of war, terrorism, pandemics or epidemics (such as the ongoing COVID-19 pandemic), geopolitical instability or uncertainty and political or social unrest and/or conflict (locally or across regions) may have significant effects on consumer confidence and spending that can in turn, affect our financial results and impact the retail industry generally. These conditions and factors also shift trends in consumer spending that could affect our business. Although we believe our flexible off-price model helps us react to such changes, they may adversely affect our sales, cash flows, merchandise orders, and results of operations and performance.
Instability in financial markets or other factors may adversely affect economic conditions, on a global level or in particular markets, impacting our sources of liquidity and costs of capital and increasing our financial exposure, and our strategies for managing these financial risks may not be effective or sufficient.
Global financial markets can experience volatility, disruption and credit contraction, which could adversely affect global economic conditions. Changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital, including through capital markets, could adversely affect plan asset values and investment performance, and increase our pension liabilities, expenses, and funding requirements and other related financial exposure with respect to company-sponsored and multiemployer pension plans. Our strategies for managing these financial risks and exposures may not be effective or sufficient or may expose us to risk.
Our results may be adversely affected by serious disruptions, catastrophic events or public health crises.
Natural or other disasters, such as hurricanes, tornadoes, floods, earthquakes and other extreme weather; climate conditions; unforeseen public health issues, such as pandemics and epidemics (such as the ongoing COVID-19 pandemic); fires or explosions; and acts of war, domestic or foreign terrorism, or violence, including riots or active shooter situations, could disrupt our operations in a number of ways, including by causing injury or serious harm to our Associates, including when traveling on business, or customers; severely damaging or destroying one or more of our stores, distribution facilities, data centers or office facilities, or could disrupt the operations of, or require the closure of, one or more of our vendors or other parts of our supply chain located in the affected areas. Day-to-day operations, including our ability to receive products from our vendors or third party service providers or transport products to our stores or to our e-commerce customers could be adversely affected, transportation to and from our stores (by customers or Associates) could be limited, or we could temporarily close stores or distribution centers in the affected areas or in areas served by affected distribution centers for a short or extended period of time (as with closures of our stores and other facilities beginning in March 2020).
As our business is subject to seasonal influences, a decrease in sales or margins, a severe disruption or other significant event that impacts our business during the second half of the year could have a disproportionately adverse effect on our operating results.
Our business is subject to seasonal influences; we generally realize higher levels of sales and earnings in the second half of the year, which includes the back-to-school and year-end holiday seasons. Any decrease in sales or margins or any significant adverse event during this period, including those described in these risk factors, could have a disproportionately adverse effect on our results of operations.

Our results may be adversely affected by increased utility, transportation or logistics costs; reduced availability or increased cost of oil or other fuels; or increased costs of other commodities.
Energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we typically enter into derivative instruments designed to manage a portion of our transportation costs (a hedging strategy), any such strategy may not be effective or sufficient and could result in increased operating costs. Increased regulation related to environmental costs, including cap and trade, carbon taxes or other emissions management systems could also adversely affect our costs of doing business, including utility, transportation and logistics costs, as could other shortages or disruptions impacting transportation, such as those relating to trucking and freight hauling. For example, in recent years, increased freight cost related to labor, equipment and capacity shortages, as well as other factors, had an impact on our margins, and in fiscal 2021, the ongoing pandemic impacted operations of many third parties along our supply chain, impacting our inventory flow and financial performance. Similarly, other commodity prices can fluctuate dramatically. Such increases can impact the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.
Adverse or unseasonable weather may adversely affect our sales and operating results.
Adverse or unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures (even if not extreme) may affect customers’ buying patterns and willingness to shop at all or in certain categories we offer, particularly in apparel and seasonal merchandise, possibly impacting our sales and customer satisfaction with our stores and increasing our markdowns. As a result, our business could be adversely affected.
Fluctuations in currency exchange rates may lead to lower revenues and earnings.
Sales made by our stores outside the U.S. are denominated in the currency of the country in which the store is located, and changes in currency exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in currency exchange rates have had and are expected to continue to have a significant impact on our consolidated and segment results from time to time. Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When exchange rates change significantly in a short period or move unfavorably over an extended period, it can be difficult for us to adjust accordingly, and gross margin can be adversely affected. For example, a significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which our stores are located, could be significant.
Additionally, we routinely enter into inventory-related derivative instruments (a hedging strategy) to mitigate the impact of currency exchange rates on merchandise margins resulting from merchandise purchases by our segments denominated in currencies other than their local currencies. In accordance with GAAP, we evaluate the fair value of these derivative instruments and make mark-to-market adjustments at the end of each accounting period. These adjustments are of a much greater magnitude when there is significant volatility in currency exchange rates and may have a significant impact on our earnings.
We expect that currency exchange rate fluctuations could have a material adverse effect on our sales and results of operations from time to time. In addition, fluctuations in currency exchange rates may have a greater impact on our earnings and operating results if a counterparty to one of our hedging arrangements fails to perform.
REGULATORY, LEGAL AND COMPLIANCE RISKS
Failure to comply with laws, rules, regulations and orders and applicable accounting principles and interpretations could negatively affect our business operations and financial performance.
We are subject to national, state, provincial, regional and local laws, rules, regulations, mandates, accounting standards, principles and interpretations, as well as government orders in various countries in which we operate that collectively affect multiple aspects of our business. We are also subject to new and changing laws, rules and regulations, mandates, evolving interpretations of existing laws by judicial and regulatory authorities, changes in accounting standards or interpretations, and reforms in jurisdictions where we do business. These requirements, current or changing, could adversely affect our operating results, including those involving:
–labor and employment practices and benefits, including for labor unions and works councils;
–health, welfare and safety requirements, such as those implemented in connection with the COVID-19 pandemic;
–import/export, supply chain, trade restrictions and logistics, including resulting from changes to requirements or policies from the outcome of Brexit;
–climate change, energy and waste;

–consumer protection and product safety;
–marketing;
–financial regulations and reporting;
–tax;
–data protection and privacy, such as to comply with, or fines and penalties related to, General Data Protection Regulation in the European Union and the California Consumer Privacy Act;
–Internet regulations, including e-commerce, electronic communications and privacy;
–protection of intellectual property rights; and
–compliance with governmental assistance programs.
Complying with applicable laws, rules, regulations, standards, interpretations, orders and our own internal policies may require us to spend additional time and resources to implement new procedures and other controls, conduct audits, train Associates and third parties on our compliance methods or take other actions, particularly as we continue to grow globally and enter new markets, countries or product categories, any of which could adversely impact our results. Particularly in a dynamic regulatory environment, anticipated changes to laws and regulations may require us to invest in compliance efforts or otherwise expend resources before changes are certain.
In addition, if we, or third parties that perform services on our behalf, fail to comply with applicable laws, rules, regulations, standards, interpretations and orders, we may be subject to judgments, fines or other costs or penalties, which could adversely affect our operations and our financial results and condition.
Our results may be materially adversely affected by the outcomes of litigation, legal proceedings and other legal or regulatory matters.
We are involved, or may in the future become involved, in legal proceedings, regulatory reviews, audits and other legal matters. These may involve inquiries, investigations, lawsuits and other proceedings by local, provincial, state and national governmental entities (in the U.S. and other countries) and private plaintiffs, including with respect to employment and employee benefits (such as classification, employment rights, discrimination, wage and hour and retaliation); whistleblower claims; harassment claims; tax; securities; disclosure; real estate; environmental matters; hazardous materials and hazardous waste; tort; business practices; consumer protection; privacy/data security; product safety and compliance; advertising; and intellectual property. There continue to be employment-related and consumer protection lawsuits, including putative class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, these proceedings can be both time-consuming and disruptive to our operations and may cause significant expense and diversion of management attention. Legal, regulatory and other proceedings could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.
Quality, safety, or other issues with merchandise we buy and sell could impact our reputation, sales, and financial results.
Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we import, transport, and sell to consumers. Regulations and standards in this area, including federal regulations related to the U.S. Consumer Product Safety Improvement Act of 2008 and the U.S. Food Safety Modernization Act, state regulations like California’s Proposition 65, and similar legislation in other countries in which we operate, impose restrictions and requirements on the merchandise we buy and sell. These regulations change from time to time, and new national, state, provincial, or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. We rely on our vendors to provide quality merchandise that complies with applicable laws, as well as our vendor code of conduct that requires our merchandise vendors to ensure the products they sell to us comply with all applicable laws and regulations. However, our vendors may not comply with such obligations. If we or our merchandise vendors are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, we could incur significant fines or penalties or we could have to curtail some aspects of our sales or operations, which could have an adverse effect on our financial results. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor these obligations to an extent we consider sufficient or at all. In certain circumstances, we may bear some responsibility for compliance with applicable product safety laws, labeling requirements, and other applicable laws. In addition, failure to comply with, or the perception that we have failed to comply with, other social compliance, product, labor and/or environmental standards or monitoring practices, which continue to evolve, related to the products we sell could subject us reputational harm and impact our financial results.

Concerns or issues with the quality, safety, and sourcing of merchandise, particularly with products subject to increased levels of regulation or inquiry, or the authenticity of merchandise, regardless of whether unverified or not our fault, could result in regulatory, civil or criminal fines or penalties, litigation, or reputational harm, any of which could have an adverse effect on our financial results.
Tax matters could adversely affect our results of operations and financial condition.
We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our effective income tax rate and future tax liability could be adversely affected by numerous factors including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory income tax rates and higher than anticipated in countries with higher statutory income tax rates, changes in income tax rates, changes in transfer pricing, changes in the valuation of deferred tax assets and liabilities, changes in applicable tax legislation, regulations, treaties and other guidance, and changes in accounting principles and interpretations relating to tax matters, any of which could adversely impact our results of operations and financial condition in future periods. The U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) significantly revised the previous federal income tax code. Additional interpretive guidance has been and will continue to be issued with respect to the 2017 Tax Act, and such guidance may be different from our interpretation and thus adversely affect our results. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, which could also impact our tax obligations. Significant judgment is required in evaluating and estimating our worldwide provision and accruals for taxes, and actual results may differ from our estimations.
In addition, we are subject to the continuous examination of our tax returns and reports by national, state, provincial and local tax authorities in the U.S. and foreign countries, and the examining authorities may challenge positions we take. We are engaged in various proceedings, which are at various stages, with such authorities with respect to assessments, claims, deficiencies and refunds. We regularly assess the likely outcomes of these proceedings to determine the adequacy and appropriateness of our provision for income taxes, and we increase and decrease our provision as a result of these assessments. However, developments in and actual results of proceedings, rulings or settlements by or with tax authorities or courts (including due to changes in facts, law or legal interpretations, expiration of applicable statutes of limitations or other resolutions of tax positions) could result in amounts that differ from those we have accrued for such proceedings in either a positive or a negative manner, which could materially affect our effective income tax rate in a given financial period, the amount of taxes we are required to pay and our results of operations. In addition, we are subject to tax audits and examinations for payroll, value added, sales-based and other taxes relating to our businesses, which could adversely impact our financial results.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We lease virtually all of our store locations, as well as some of our distribution centers and office space. Most of TJX's leases in the U.S. and Canada are store operating leases, generally for an initial term of ten years with options to extend the lease term for one or more five-year periods. Store operating leases in Europe generally have an initial term of ten to fifteen years and leases in Australia generally have an initial lease term of seven to ten years, some of which have options to extend. Some of the Company's leases have options to terminate prior to the lease expiration date.

STORE LOCATIONS
Our divisions operated stores in the following locations at the end of fiscal 2021; store counts below include both banners within a combo or a superstore:

United States	Marmaxx(a)	Sierra	HomeGoods(a)	Total
Alabama	32	—	9	41
Arizona	35	—	14	49
Arkansas	18	—	5	23
California	269	—	93	362
Colorado	29	6	11	46
Connecticut	52	1	19	72
Delaware	8	—	5	13
District of Columbia	7	—	—	7
Florida	193	—	73	266
Georgia	86	—	31	117
Hawaii	8	—	—	8
Idaho	9	1	2	12
Illinois	100	4	33	137
Indiana	40	—	10	50
Iowa	17	—	5	22
Kansas	15	—	7	22
Kentucky	22	—	7	29
Louisiana	29	—	8	37
Maine	12	—	3	15
Maryland	56	1	24	81
Massachusetts	109	2	40	151
Michigan	69	3	21	93
Minnesota	34	5	15	54
Mississippi	16	—	5	21
Missouri	36	—	11	47
Montana	6	—	1	7
Nebraska	10	1	5	16
Nevada	20	1	7	28
New Hampshire	26	2	14	42
New Jersey	92	4	52	148
New Mexico	9	—	2	11
New York	166	2	62	230
North Carolina	65	—	23	88
North Dakota	6	—	2	8
Ohio	84	1	24	109
Oklahoma	19	—	4	23
Oregon	25	3	8	36
Pennsylvania	93	1	37	131
Puerto Rico	29	—	6	35
Rhode Island	12	—	6	18
South Carolina	36	—	10	46
South Dakota	3	—	1	4
Tennessee	47	—	11	58
Texas	168	—	60	228
Utah	18	1	8	27
Vermont	6	1	1	8
Virginia	68	1	27	96
Washington	41	2	15	58
West Virginia	11	—	2	13
Wisconsin	36	3	16	55
Wyoming	5	2	—	7
Total Stores	2,402	48	855	3,305
(a)Marmaxx operates T.J. Maxx and Marshalls. HomeGoods operates HomeGoods and Homesense.

Canada	Winners	HomeSense	Marshalls	Total
Alberta	36	21	17	74
British Columbia	38	22	8	68
Manitoba	9	4	4	17
New Brunswick	4	3	4	11
Newfoundland	3	2	2	7
Nova Scotia	11	3	2	16
Ontario	123	64	47	234
Prince Edward Island	1	1	—	2
Quebec	49	20	15	84
Saskatchewan	6	3	3	12
Total Stores	280	143	102	525

Europe	T.K. Maxx	Homesense	Total
United Kingdom	349	76	425
Republic of Ireland	26	2	28
Germany	154	—	154
Poland	46	—	46
Austria	14	—	14
The Netherlands	13	—	13
Total Stores	602	78	680

Australia	T.K. Maxx
Australian Capital Territory	3
New South Wales	20
Queensland	22
Victoria	16
South Australia	1
Total Stores	62
DISTRIBUTION CENTERS
The following is a summary of our primary owned and leased distribution and fulfillment centers as of January 30, 2021. Square footage information for the distribution and fulfillment centers represents total “ground cover” of the facility.

Square footage in thousands	Owned (sq/ft)	Count	Leased (sq/ft)	Count	Total (sq/ft)	Total Count
Marmaxx	7,372	8	4,666	8	12,038	16
HomeGoods	3,268	4	1,626	2	4,894	6
Sierra	780	1	—	—	780	1
TJX Canada	—	—	2,062	4	2,062	4
TJX International	—	—	1,955	6	1,955	6
Total	11,420	13	10,309	20	21,729	33
OFFICE SPACE
TJX has corporate headquarters in Massachusetts which consists of both owned and leased space. Additionally, we own and lease additional office space throughout the United States and in various countries. As of January 30, 2021, TJX owned and leased a combined 3.2 million square feet of office space, primarily within the United States. Square footage information for office space represents total space owned or leased.

ITEM 3. Legal Proceedings
See Note O—Contingent Obligations, Contingencies, and Commitments of Notes to Consolidated Financial Statements for information on legal proceedings.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (Symbol: TJX).
The approximate number of common shareholders of record at January 30, 2021 was 2,045.
Information on Share Repurchases
The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2021 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
November 1, 2020 through November 28, 2020	—	$—	—	$2,985,692,971
November 29, 2020 through January 2, 2021	—	$—	—	$2,985,692,971
January 3, 2021 through January 30, 2021	—	$—	—	$2,985,692,971
Total	—		—
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)As of January 30, 2021 TJX had approximately $3.0 billion available under previously announced stock repurchase programs. In March 2020, as a result of the COVID-19 pandemic, TJX suspended its share repurchase program. We did not repurchase additional shares for the fourth quarter of fiscal 2021.

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
TJX provides projections and other forward-looking statements in the following discussions particularly relating to our future financial performance. These forward-looking statements are estimates based on information currently available to us, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and subject to the cautionary statements set forth on page 2 of this Form 10-K. Our results are subject to risks and uncertainties including, but not limited to, those described in Part I, Item 1A, Risk Factors, and those identified from time to time in our other filings with the Securities and Exchange Commission. TJX undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
The discussion that follows relates to our 52-week fiscal years ended January 30, 2021 (fiscal 2021) and February 1, 2020 (fiscal 2020). Our 52-week fiscal year ended February 2, 2019 is referred to as fiscal 2019 and our 52-week fiscal year ended January 29, 2022 is referred to as fiscal 2022.
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. Discussions of fiscal 2019 items and year-to-year comparisons between fiscal 2020 and fiscal 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended February 1, 2020.

OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day. We operate over 4,500 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
Impact of the COVID-19 Pandemic
After a novel coronavirus disease (“COVID-19”) emerged and spread worldwide, the World Health Organization declared COVID-19 a pandemic in March 2020, and national, state and local governments and private entities began issuing various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantine or isolation protocols. We temporarily closed all of our stores, online businesses, distribution centers and offices in March 2020, with Associates working remotely where possible. During April 2020, we temporarily furloughed the majority of hourly store and distribution center Associates in the U.S. and Canada, with employee benefits coverage for eligible Associates continuing during the temporary furlough at no cost to impacted Associates. We also took comparable actions with respect to portions of our European and Australian workforces.
When we began to reopen stores and distribution centers in May 2020, we implemented new health and safety practices, including practices related to personal protective equipment, enhanced cleaning and social distancing protocols. Early in the fourth quarter of fiscal 2021, in response to increasing cases of COVID-19, hundreds of our stores had additional temporary closures, the vast majority being in Europe and Canada, and additional stores may close temporarily in the future. We continue to monitor developments, including government requirements and recommendations at the national, state, and local level that could result in possible additional impacts to our operations.
Our results for fiscal 2021 were negatively impacted by the temporary closure of our stores for approximately 24% of fiscal 2021 in the aggregate. This represents total store days closed due to the COVID-19 pandemic as a percentage of potential total store days open. See additional details below by segment.

Fiscal 2021
Marmaxx	20%
HomeGoods	20
TJX Canada	29
TJX International	36
Total	24%

As of March 30, 2021, we had approximately 580 stores, primarily in Europe, that were temporarily closed due to government mandates in response to the COVID-19 global pandemic. We expect closures in Europe and Canada to impact our first quarter fiscal 2022 results as stores are expected to be closed for approximately 71% and 12% of the quarter, respectively. Although the majority of our Germany and Netherlands stores were reopened by the end of March, additional operating restrictions have been imposed, including appointment requirements, limited business hours and capacity constraints. In total, based on current restrictions, we expect stores to be closed for approximately 12% of the first quarter of fiscal 2022. All of our e-commerce businesses remain open, including tkmaxx.com in the U.K.
In addition to the temporary closures and reopenings of our stores and other facilities, the ongoing COVID-19 pandemic has led to modifications to our operations, including the implementation of health and safety protocols, and has impacted consumer behavior. The continued scope and impact of the pandemic is unpredictable and has in the past caused, currently causes, and may continue to cause additional intermittent or prolonged periods of temporary store closures, and may result in additional changes in consumer demand and behavior or require further modifications to our operations. These potential impacts may lead to increased asset recovery and valuation risks, such as impairment of our stores and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy may also impact the financial viability or business operations of some of our suppliers and service providers (including transportation and logistics providers), which may interrupt our supply chain, and require other changes to our operations. These and other factors have had and may continue to have a material impact on our business, results of operations, financial position and cash flows.
Store and Associate Actions
We have taken numerous steps designed to protect the health and well-being of our Associates and customers to operate more safely in light of the COVID-19 pandemic. We established several global task force teams focused on a broad range of strategies to navigate the Company through this global health crisis. Globally, we have put in place practices including social distancing protocols (which include occupancy limits and reducing in-store inventory levels), access to personal protective equipment and enhanced cleaning efforts. For example, upon reopening our stores, we installed protective shields at registers, encouraged social distancing through regular in-store announcements, signage, and markers in our queue lines, implemented new processes for handling merchandise returns, and instituted new cleaning regimens, including enhanced cleaning of high-touch surfaces, such as shopping carts, throughout the day. Further, in many locations, including where mandated, we have required that shoppers wear a face covering in stores.
Financial Actions
Balance Sheet, Cash Flow and Liquidity
The temporary closure of our stores had a material impact on our results of operations, financial position and liquidity. As further detailed below in Results of Operations, this impact included a 23% decrease in net sales for fiscal 2021 compared to the same period last year, resulting in a significant decline in net profit for the full fiscal year.
During fiscal 2021, we generated $4.6 billion of operating cash flows and ended the year with $10.5 billion of cash. In addition, we increased our borrowing capacity by entering into a $500 million 364 Day Revolving Credit Facility, making a total of $1.5 billion available to us under revolving credit facilities. In the first quarter of fiscal 2021, TJX issued $4 billion aggregate principal amount of notes. During the fourth quarter of fiscal 2021, we issued $1 billion in aggregate principal amount of notes and accepted $1.1 billion in combined aggregate principal amount of certain of its notes issued in the first quarter of fiscal 2021 pursuant to cash tender offers. We paid $1.4 billion aggregate consideration (including transaction costs) and recorded a $0.3 billion pre-tax loss on the early extinguishment for the accepted notes. For additional information on the new credit facility and debt transactions, see Note K—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
We intend to continue to be prudent with our expenses for fiscal 2022. Capital spending for fiscal 2022 is expected to be back in line with normal spending, and is expected to be in the range of $1.2 billion to $1.4 billion with incremental investments in our infrastructure and our distribution centers, both existing and new facilities. We are planning approximately 120 net store openings for fiscal 2022. We have currently suspended our share repurchase program. While our Board of Directors did not declare a dividend in the first nine months of fiscal 2021, we declared a dividend of $0.26 per share in the fourth quarter of fiscal 2021, paid in March 2021. We also declared a similar dividend of $0.26 per share in the first quarter of fiscal 2022.
During fiscal 2021, we negotiated rent deferrals (primarily for second quarter lease payments) for a significant number of our stores, with repayment at later dates, primarily in fiscal 2022. We elected to treat the COVID-19 pandemic-related rent deferrals as a resolution of a contingency by remeasuring the lease liability, with a corresponding offset to the right-of-use asset, using the remeasured consideration. In addition to negotiating deferral of lease payments, we had temporarily extended payment terms on merchandise orders, which increased our accounts payable as of the end of the fiscal year, benefiting our operating cash flows. As payment terms are reduced and we make deferred payments, we expect our operating cash flows to be negatively impacted.

We evaluated the value of our inventory in light of the temporary store closures in the first and fourth quarters of fiscal 2021 due to the COVID-19 pandemic. Permanent markdowns, which had been or will be taken upon reopening of the stores, on transitional or out of season merchandise and merchandise that was already in markdown status, combined with the write-off of perishable goods, resulted in a reduction of approximately $0.4 billion in inventory for fiscal 2021. Additional markdowns recorded throughout the year were taken in the ordinary course of business operations.
Given the substantial reduction in our sales and the reduced cash flow projections as a result of the temporary store closures during fiscal 2021 due to the COVID-19 pandemic, we determined that triggering events had occurred and that impairment assessments were warranted for certain stores. This resulted in impairment charges of $72 million for fiscal 2021, related to operating lease right of use assets and store fixed assets.
Operating Expenses
We incurred additional payroll costs associated with monitoring occupancy limits to comply with social distancing protocols and implementing enhanced cleaning regimens in our stores, distribution centers, and offices. In addition, we provided discretionary appreciation bonuses during fiscal 2021 to store and distribution center Associates and incurred incremental costs for personal protective equipment and additional cleaning supplies. We expect that many of these costs will continue in fiscal 2022. We have implemented, and plan to continue to implement, cost saving initiatives to reduce some ongoing variable and discretionary spending.
In response to the COVID-19 pandemic, governments in the U.S., U.K., Canada and various other jurisdictions have implemented programs to encourage companies to retain and pay employees who are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. Throughout fiscal 2021 we continued to qualify for certain of these provisions, which partially offset related expenses. During fiscal 2021, these programs reduced our expenses by approximately $0.5 billion on our Consolidated Statements of Income.
RESULTS OF OPERATIONS
Matters Affecting Comparability
As a result of the COVID-19 pandemic, our stores were closed in the aggregate for approximately 24% of fiscal 2021. In addition to lost revenues, we continued to pay wages and provide benefits to many of our Associates during the closures, and incurred incremental operating expenses upon reopening for new health and safety practices. This significantly impacted the operating results of all of our divisions and our expense ratios as compared to the prior year.
Highlights of our financial performance for fiscal 2021 include the following:
–Net sales decreased 23% to $32.1 billion for fiscal 2021, versus fiscal 2020 sales of $41.7 billion. As of January 30, 2021, the number of stores in operation (including stores that had been temporarily closed due to COVID-19) increased 1% and selling square footage increased 1% compared to the end of fiscal 2020.
–Diluted earnings per share for fiscal 2021 were $0.07 versus $2.67 per share in fiscal 2020.
–Pre-tax margin (the ratio of pre-tax income to net sales) for fiscal 2021 was 0.3%, a 10.3 percentage point decrease compared with 10.6% in fiscal 2020.
–The debt extinguishment charge of $0.3 billion reduced fiscal 2021 pre-tax margin by 1.0 percentage point and reduced earnings per share by $0.19 per share.
–Our cost of sales, including buying and occupancy costs, ratio for fiscal 2021 was 76.3%, a 4.8 percentage point increase compared with 71.5% in fiscal 2020.
–Our selling, general and administrative (“SG&A”) expense ratio for fiscal 2021 was 21.8%, a 3.9 percentage point increase compared with 17.9% in fiscal 2020.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were down 21% on a reported basis and down 22% on a constant currency basis at the end of fiscal 2021 as compared to a 4% increase in average per store inventories on both a reported and constant currency basis at the end of fiscal 2020.
–There were no dividends declared during the first nine months of fiscal 2021 and share repurchases were suspended in the first quarter of fiscal 2021. A dividend of $0.26 per share was declared in the fourth quarter of fiscal 2021 and paid in March of 2021. See the Impact of the COVID-19 Pandemic section above for the actions taken regarding our share repurchase programs.

Recent Events and Trends
COVID-19
See discussion above in the Impact of the COVID-19 Pandemic section.
Impact of Brexit
On December 24, 2020 the U.K. and EU agreed upon the terms of their future trading relationship. As expected the movement of goods between the U.K. and EU is subject to additional regulatory and compliance requirements, which is expected to have a negative impact on our ability to efficiently move merchandise in the region. We have realigned our European division's supply chain to reduce the volume of merchandise flowing between the U.K. and the EU and have established resources and systems to support this plan.
The new trade deal provides for zero customs duties and zero quotas on trade between the U.K. and the EU in goods that are produced in each of the U.K. and the EU. However, a proportion of the merchandise we source in the U.K. and the EU is produced somewhere else in the world, and therefore will be subject to additional customs duty costs under the new trade deal. These additional customs duties and the related operational costs are likely to impact the profitability of our European division, at least in the short term.
New immigration requirements between the U.K. and EU countries may also have a negative impact on our ability to recruit and retain current and future talent in the region. We continue to communicate with our Associates about the new immigration requirements.
In addition to these operational impacts, factors including changes in legislation, consumer confidence and behavior, economic conditions, interest rates and foreign currency exchange rates could result in a significant financial impact to our European operations, particularly in the short term.
Net Sales
Net sales for fiscal 2021 totaled $32.1 billion, a 23% decrease over fiscal 2020. The decrease in net sales was driven by temporary store closures as a result of the COVID-19 pandemic and lower customer traffic, with stores closed in the aggregate for approximately 24% of fiscal 2021. Net sales from our e-commerce businesses combined amounted to approximately 3% of total sales.
As a result of the extended store closures due to the COVID-19 pandemic and our policy relating to the treatment of extended store closures when calculating comp store sales under our historical definition, we had no stores classified as comp stores at the end of fiscal 2021.
In order to provide a performance indicator for our stores as they reopened, since the second quarter of fiscal 2021, we have been temporarily reporting a new sales measure, open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021 that have had to temporarily close due to the COVID-19 pandemic. This measure reports the sales increase or decrease of these stores for the days the stores were open in the current period against sales for the same days in the prior year. Open-only comp sales of our foreign segments are calculated by translating the current year using the prior year’s exchange rates. Our historical definition of comp store sales is presented below for reference.
Open-only comp store sales were down 4% for fiscal 2021 as compared to last year. These results reflect a decrease in customer traffic, partially offset by an increased average basket across all divisions. Our stores were closed in the aggregate for approximately 24% of fiscal 2021. Home fashion across all major segments outperformed apparel for fiscal 2021.
We define customer traffic to be the number of transactions in stores and average ticket to be the average retail price of the units sold. We define average transaction or average basket to be the average dollar value of transactions.
Historical Definition of Comp Store Sales
We are temporarily reporting a new sales measure, open-only comp store sales, as described above. The following reflects the way that we have historically classified and reported comp sales results.
Historically, we defined comparable store sales, or comp sales, to be sales of stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We calculated comp sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp percentage is immaterial.

Sales excluded from comp sales (“non-comp sales”) consist of sales from:
–New stores - stores that have not yet met the comp sales criteria, which represents a substantial majority of non-comp sales
–Stores that are closed permanently or for an extended period of time
–Sales from our e-commerce sites, meaning sierra.com, tjmaxx.com, marshalls.com and tkmaxx.com
We determine which stores are included in the comp sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year. Beginning in fiscal 2020, Sierra stores that otherwise fit the comp store definition are included in comp stores in our Marmaxx segment.
Comp sales of our foreign segments are calculated by translating the current year’s comp sales using the prior year’s exchange rates. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance.
Comp sales may be referred to as “same store” sales by other retail companies. The method for calculating comp sales varies across the retail industry, therefore our measure of comp sales may not be comparable to that of other retail companies.
Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales.

	Percentage of Net Sales
	Fiscal 2021	Fiscal 2020
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	76.3	71.5
Selling, general and administrative expenses	21.8	17.9
Loss on early extinguishment of debt	1.0	—
Interest expense, net	0.6	—
Income before income taxes*	0.3%	10.6%
*Figures may not foot due to rounding.
Revenues by Geography
The percentages of our consolidated revenues by geography for the last two fiscal years are as follows:

	Fiscal 2021	Fiscal 2020
United States:
Northeast	23%	23%
Midwest	13	13
South (including Puerto Rico)	27	25
West	16	15
Total United States	79%	76%
Canada	9	10
Europe	11	13
Australia	1	1
Total	100%	100%

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

Translation Foreign Exchange
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
Mark-to-Market Inventory Derivatives
We routinely enter into inventory-related hedging instruments to mitigate the impact on earnings of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Canada and TJX International. As we have not elected “hedge accounting” for these instruments as defined by U.S. generally accepted accounting principles (“GAAP”), we record a mark-to-market gain or loss on the derivative instruments in our results of operations at the end of each reporting period. In subsequent periods, the mark-to-market gain or loss is effectively offset when the inventory being hedged is received and paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market gain or loss on these derivatives does not affect net sales, but it does affect the cost of sales, operating margins and net income.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, was $24.5 billion, or 76.3% of net sales for fiscal 2021 compared to $29.8 billion, or 71.5% of net sales for fiscal 2020.
The main reason for the decrease in the total cost of sales, including buying and occupancy costs, was the reduction in cost of merchandise sold due to a reduction in net sales as compared to the prior year, primarily due to our stores being temporarily closed in the aggregate for approximately 24% of fiscal 2021.
The increase in the expense ratio of 4.8% for fiscal 2021 was primarily driven by the impact of lower sales primarily as a result of temporary store closures. A significant portion of our occupancy costs are fixed and although we negotiated rent deferrals to help with our liquidity, our occupancy costs were comparable to last year but increased the expense ratio by approximately 2.1 percentage points due to the lower sales volume. Our distribution costs increased the expense ratio by approximately 1.6 percentage points due to processing more units while our merchandise mix had a lower average ticket. In addition, distribution costs reflect wage increases, discretionary appreciation bonuses, and incremental costs to implement and maintain health and safety protocols, despite a reduction in payroll costs due to Associate furloughs in the first half of fiscal 2021 and $78 million in benefits received from government programs available in the U.S., Canada, the U.K. and various other jurisdictions. Merchandise margin was negatively impacted by increased markdowns as a percentage of net sales, as well as increased freight costs partially offset by strong mark-on. The increased markdowns include those taken to revalue inventories due to our temporary store closures.
Selling, General and Administrative Expenses
SG&A expenses were $7 billion, or 21.8% of net sales for fiscal 2021, compared to $7.5 billion, or 17.9% of net sales for fiscal 2020.
The increase in SG&A expenses as a percentage of net sales for fiscal 2021 was primarily driven by store payroll and store supply costs which negatively impacted the expense ratio by 2.7 percentage points. These costs were primarily COVID-related, including incremental store payroll investments to allow for enhanced cleaning and monitoring capacity, discretionary appreciation bonuses, and personal protective equipment for our Associates. These incremental costs were partially offset by expense savings, including lower advertising and travel spend, as well as other variable store costs such as credit processing fees, which were lower as a result of the temporary store closures due to the COVID-19 pandemic. We also paid certain Associates during the temporary store closures, which was partially offset by $434 million from government programs available in the U.S., Canada, the U.K. and various other jurisdictions.

Loss On Early Extinguishment of Debt
On November 30, 2020 we issued $500 million aggregate principal amount of 1.150% notes due 2028 and $500 million aggregate principal amount of 1.600% notes due 2031. We used the proceeds to partially fund the purchase, on December 4, 2020, of $365 million of our 4.500% notes due 2050 and $754 million of our 3.875% notes due 2030 that were tendered and accepted in our cash tender offer. We recorded a pre-tax loss on the early extinguishment of debt of $312 million. For additional information on the debt transactions, see Note K—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
Interest Expense, net
The components of interest expense, net for the last two fiscal years are summarized below:

	Fiscal Year Ended
In millions	January 30, 2021	February 1, 2020
Interest expense	$199	$61
Capitalized interest	(5)	(2)
Interest (income)	(13)	(49)
Interest expense, net	$181	$10
Net interest expense increased for fiscal 2021 compared to fiscal 2020, primarily driven by the issuance of additional debt in fiscal 2021 due to the COVID-19 pandemic and lower interest income. In addition, fiscal 2021 included interest expense on the $1 billion of borrowings on the revolving credit facilities, which were paid off in the second quarter of fiscal 2021.
Provision for Income Taxes
The effective income tax rate was (1.4)% for fiscal 2021 compared to 25.7% for fiscal 2020. The decrease in the fiscal 2021 effective income tax rate is primarily driven by the negative impact of the COVID-19 pandemic to our results and the change in the jurisdictional mix of income and losses.
Net Income and Diluted Earnings Per Share
Net income was $0.1 billion in fiscal 2021 compared to $3.3 billion in fiscal 2020. Diluted earnings per share were $0.07 in fiscal 2021 and $2.67 in fiscal 2020. The loss on early extinguishment of debt reduced net income by $229 million, or $0.19 per share, for the twelve months ended January 30, 2021.
Our stock repurchase programs, which reduce our weighted average diluted shares outstanding, had no impact on our earnings per share in fiscal 2021 as we suspended the program in March 2020 as a result of the COVID-19 pandemic. Our stock repurchase programs benefited our earnings per share growth by approximately 3% in fiscal 2020.
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
Due to the temporary closing of all of our stores as a result of the COVID-19 pandemic, our historical definition of comp store sales is not applicable for the reported periods. In order to provide a performance indicator for our stores as they reopen, since the second quarter of fiscal 2021 we have been temporarily reporting a new sales measure, open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021 that have had to temporarily close due to the COVID-19 pandemic. This measure reports the sales increase or decrease of these stores for the days the stores were open in the current period against sales for the same days in the prior year.
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Fiscal Year Ended
U.S. dollars in millions	January 30, 2021	February 1, 2020
Net sales	$19,363	$25,665
Segment profit	$891	$3,470
Segment margin	4.6%	13.5%
Stores in operation at end of period:
T.J. Maxx	1,271	1,273
Marshalls	1,131	1,130
Sierra	48	46
Total	2,450	2,449
Selling square footage at end of period (in thousands):
T.J. Maxx	27,707	27,781
Marshalls	25,915	25,909
Sierra	796	766
Total	54,418	54,456
Net Sales
Net sales for Marmaxx decreased 25% for fiscal 2021 as compared to last year. The decrease in net sales was primarily due to the temporary closures of all stores as a result of the COVID-19 pandemic. The stores were closed for approximately 20% of fiscal 2021. In addition, the decrease in net sales was due to lower customer traffic, partially offset by an increase in the average basket. Open-only comp store sales were down 7% for fiscal 2021. Home fashions outperformed apparel for fiscal 2021.
Segment Profit
Segment profit was $0.9 billion for fiscal 2021, a decrease of $2.6 billion, compared to a segment profit of $3.5 billion for fiscal 2020.
The decrease was primarily driven by a reduction in sales from the temporary store closures. This decrease reflects increased markdowns on merchandise primarily taken in the first half of fiscal 2021 due to the COVID-19 pandemic as well as increased freight costs, partially offset by stronger mark-on. In addition, segment profit declined as a result of our reduced buying activity and lower inventory levels resulting in higher buying and distribution costs in fiscal 2021 as compared to last year, and as a result of incremental COVID-19 costs. The decline in segment profit was partially offset by lower advertising and travel spend, a reduction in store payroll while the stores were closed and other variable store expense savings. The reduction in payroll reflects approximately $171 million for fiscal 2021 from government programs as described in the Impacts of the COVID-19 Pandemic section above. In addition, a significant portion of our occupancy costs are fixed. As a result, while our occupancy costs were comparable to last year, they negatively impacted segment margin by approximately 2.2 percentage points, primarily due to the lower sales volume.
During the third quarter of fiscal 2020, Marmaxx made online shopping available at www.marshalls.com, along with www.tjmaxx.com, which was launched previously. Our U.S. e-commerce businesses, which represented approximately 3% of Marmaxx’s net sales for both fiscal 2021 and fiscal 2020, did not have a significant impact on year-over-year segment margin comparisons. Along with our stores, we temporarily closed our online businesses for a portion of fiscal 2021 as a result of the COVID-19 pandemic.

HomeGoods

	Fiscal Year Ended
U.S. dollars in millions	January 30, 2021	February 1, 2020
Net sales	$6,096	$6,356
Segment profit	$510	$681
Segment margin	8.4%	10.7%
Stores in operation at end of period:
HomeGoods	821	809
Homesense	34	32
Total	855	841
Selling square footage at end of period (in thousands):
HomeGoods	15,034	14,831
Homesense	733	685
Total	15,767	15,516
Net Sales
Net sales for HomeGoods decreased 4% for fiscal 2021 as compared to last year. The decrease in net sales was primarily due to the temporary closures of all stores as a result of the COVID-19 pandemic. The stores were closed for approximately 20% of fiscal 2021. In addition, the decrease in net sales was due to lower customer traffic, partially offset by an increase in the average basket. Open-only comp store sales were up 13% for fiscal 2021.
Segment Profit
Segment profit was $510 million for fiscal 2021, a decrease of $171 million, compared to a segment profit of $681 million for fiscal 2020.
The decrease was primarily driven by a reduction in sales due to temporary store closures and increased store and distribution payroll costs, including incremental COVID-19 costs. The decline in segment profit was partially offset by improved merchandise margin, lower advertising and travel spend and other variable store expense savings. Merchandise margin reflects strong mark-on and favorable markdowns net of increased freight costs. The increase in payroll includes a reduction of approximately $46 million for fiscal 2021 from government programs as described in the Impacts of the COVID-19 Pandemic section above.
During the fourth quarter of fiscal 2021, we announced our plan to make online shopping available on www.homegoods.com in late fiscal 2022.

FOREIGN SEGMENTS
TJX Canada

	Fiscal Year Ended
U.S. dollars in millions	January 30, 2021	February 1, 2020
Net sales	$2,836	$4,031
Segment profit	$124	$516
Segment margin	4.4%	12.8%
Stores in operation at end of period:
Winners	280	279
HomeSense	143	137
Marshalls	102	97
Total	525	513
Selling square footage at end of period (in thousands):
Winners	6,015	5,986
HomeSense	2,644	2,511
Marshalls	2,141	2,043
Total	10,800	10,540
Net Sales
Net sales for TJX Canada decreased 30% for fiscal 2021 compared to last year. The decrease in net sales was primarily due to temporary store closures, closed for approximately 29% of fiscal 2021, as a result of the COVID-19 pandemic. In addition, net sales decreased due to lower customer traffic, partially offset by an increase in the average basket. Open-only comp store sales were down 8% for fiscal 2021.
Segment Profit
Segment profit was $124 million for fiscal 2021, a decrease of $392 million, compared to a segment profit of $516 million for fiscal 2020.
The decrease was primarily driven by a reduction in sales due to the temporary store closures, including incremental COVID-19 costs. The decline in segment profit was partially offset by improved merchandise margin, a reduction in store payroll while the stores were closed, lower advertising and travel spend and other variable store expense savings. Merchandise margin reflects strong mark-on net of increased markdowns and freight. The reduction in payroll reflects approximately $148 million for fiscal 2021 from government programs as described in the Impacts of the COVID-19 Pandemic section above. In addition, a significant portion of our occupancy costs are fixed. As a result, while our occupancy costs were comparable to last year, they negatively impacted segment margin by approximately 3.8 percentage points, primarily due to the lower sales volume.

TJX International

	Fiscal Year Ended
U.S. dollars in millions	January 30, 2021	February 1, 2020
Net sales	$3,842	$5,665
Segment (loss) profit	$(504)	$307
Segment margin	(13.1)%	5.4%
Stores in operation at end of period:
T.K. Maxx	602	594
Homesense	78	78
T.K. Maxx Australia	62	54
Total	742	726
Selling square footage at end of period (in thousands):
T.K. Maxx	12,131	11,997
Homesense	1,142	1,149
T.K. Maxx Australia	1,109	990
Total	14,382	14,136
Net Sales
Net sales for TJX International decreased 32% for fiscal 2021 compared to last year. The decrease in net sales was primarily due to the temporary store closures, closed for approximately 36% of fiscal 2021, as a result of the COVID-19 pandemic. In addition, net sales decreased due to lower customer traffic, partially offset by an increase in the average basket. Open-only comp store sales were down 2% for fiscal 2021.
E-commerce sales were approximately 5% of TJX International’s net sales for fiscal 2021 and 3% for fiscal 2020. Along with our stores, we temporarily closed our online business for a portion of fiscal 2021, due to the COVID-19 pandemic. Once reopened during the second quarter of fiscal 2021, the online business remained open through fiscal 2021.
Segment (Loss) / Profit
Segment loss was $(504) million for fiscal 2021, a decrease of $811 million, compared to a segment profit of $307 million for fiscal 2020.
The decrease was primarily driven by a reduction in sales due to the temporary store closures. In addition, the decrease reflects increased markdowns on merchandise due to the COVID-19 pandemic and incremental COVID-19 costs. The decline in segment profit was partially offset by reduced store payroll, a reduction in occupancy costs and lower advertising and travel spend. The reduction in payroll reflects approximately $140 million for fiscal 2021 from government programs as described in the Impacts of the COVID-19 Pandemic section above. In addition, a significant portion of our occupancy costs are fixed. As a result, while our occupancy costs were comparable to last year, they negatively impacted segment margin by approximately 3.1 percentage points, primarily due to the lower sales volume.
GENERAL CORPORATE EXPENSE

	Fiscal Year Ended
In millions	January 30, 2021	February 1, 2020
General corporate expense	$439	$557
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
The decrease in general corporate expense for fiscal 2021 was primarily driven by lower share-based and incentive compensation costs.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of January 30, 2021, there were no short-term bank borrowings or commercial paper outstanding.
As part of the actions we have taken, and are continuing to take, relating to the COVID-19 pandemic, as described in Impact of the COVID-19 Pandemic above and in Note B—Impact of the COVID-19 Pandemic of Notes to Consolidated Financial Statements, in the first quarter of fiscal 2021, TJX issued $4 billion aggregate principal amount of notes. In the fourth quarter of fiscal 2021, we refinanced $1.1 billion in aggregate principal amount of our higher interest notes with the issuance and sale of $1 billion in aggregate principal amount of lower interest rate senior notes. For additional information on these transactions, see Note K—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
In March 2020, we drew down $1 billion on our revolving credit facilities, subsequently repaying these borrowings in July 2020. On August 10, 2020, we increased our borrowing capacity by entering into a $500 million 364-day facility, making a total of $1.5 billion available to us under revolving credit facilities. See Note K—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for additional details of these transactions.
No dividend was declared in the first nine months of fiscal 2021. In the fourth quarter of fiscal 2021, our Board of Directors declared a quarterly dividend of $0.26 per share, paid in March 2021. We declared a similar dividend of $0.26 per share in the first quarter of Fiscal 2022. We have currently suspended our share repurchase program.
We qualified for certain government programs in the U.S., the U.K., Canada and other jurisdictions to support payroll and other operating costs. We also reduced spending more broadly across the Company, reducing capital spending, evaluating operating expenses and taking actions to reduce ongoing variable and discretionary spending. We negotiated rent deferrals for fiscal 2021 for a significant amount of our stores, primarily for second quarter lease payments, with repayment at later dates, primarily in fiscal 2022. In addition to negotiating deferral of lease payments, we also temporarily extended payment terms on merchandise orders which increased our accounts payable as of the end of the fiscal year, benefiting our operating cash flows. As payment terms are reduced and we make deferred payments, we expect our operating cash flows to be negatively impacted. The challenges posed by the COVID-19 pandemic on our business continue to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note K—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs over the next fiscal year.
We may use operating cash flow and cash on hand to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we may, from time to time, seek to retire, redeem, prepay or purchase our outstanding debt through redemptions, cash purchases, prepayments, refinancings and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our operating cash flow and/or cash on hand to repay our debt, it will reduce the amount of cash available for additional capital expenditures.
As of January 30, 2021, TJX held $10.5 billion in cash. Approximately $1.2 billion of our cash was held by our foreign subsidiaries with $0.8 billion held in countries where we intend to indefinitely reinvest any undistributed earnings. TJX has provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through January 30, 2021. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
Operating Activities
Net cash provided by operating activities was $4.6 billion in fiscal 2021 and $4.1 billion in fiscal 2020. Our operating cash flows increased by $0.5 billion compared to fiscal 2020. The COVID-19 pandemic had a material impact on our operating cash flows. The loss of sales as a result of temporarily closing our stores and e-commerce businesses resulted in net income of $0.1 billion for the twelve month period ended January 30, 2021 compared with net income of $3.3 billion in the twelve month period ended February 1, 2020. This decrease in cash flows was more than offset by the combination of a $2.1 billion favorable impact from the increase in accounts payable, a $0.9 billion favorable impact due to the decrease in merchandise inventories, as well as a $0.6 billion favorable impact due to the increases in accrued expenses, income taxes payable and lease liabilities. The favorable impact of the change in merchandise inventories, net of accounts payable was driven by the timing of payments for merchandise sold and lower inventories.

Investing Activities
Net cash used in investing activities resulted in net cash outflows of $0.6 billion in fiscal 2021 and $1.5 billion in fiscal 2020. The cash outflows for both periods were primarily driven by capital expenditures and, in fiscal 2020, we invested $0.2 billion in Familia, an established off-price apparel and home fashion retail chain in Russia.
Net cash used in investing activities include capital expenditures for the last two fiscal years as set forth in the table below.

	Fiscal Year Ended
In millions	January 30, 2021	February 1, 2020
New stores	$61	$189
Store renovations and improvements	124	363
Office and distribution centers	383	671
Total capital expenditures	$568	$1,223
We expect our capital expenditures in fiscal 2022 will be in the range of approximately $1.2 billion to $1.4 billion, including approximately $0.7 billion to $0.8 billion for our offices and distribution centers (including buying and merchandising systems and other information systems) to support growth, approximately $0.4 billion to $0.5 billion for store renovations and approximately $0.1 billion for new stores. We plan to fund these expenditures with our existing cash balances and through internally generated funds.
Financing Activities
Net cash used in financing activities resulted in net cash inflows of $3.2 billion in fiscal 2021 and net cash outflows of $2.4 billion in fiscal 2020. In fiscal 2021, these cash inflows were primarily driven by debt transactions. In fiscal 2020, the cash outflows were primarily driven by equity repurchases and dividend payments, partially offset by issuances of common stock.
Debt
The cash inflows in fiscal 2021 were a result of completing the issuance and sale in the first quarter of fiscal 2021 of (a) $1.25 billion aggregate principal amount of 3.500% notes due 2025, (b) $0.75 billion aggregate principal amount of 3.750% notes due 2027, (c) $1.25 billion aggregate principal amount of 3.875% notes due 2030 and (d) $0.75 billion aggregate principal amount of 4.500% notes due 2050. In addition, in the first quarter of fiscal 2021, we drew down $1 billion on our previously undrawn revolving credit facilities, which were paid off in full during the second quarter of fiscal 2021. During the fourth quarter, we issued $1 billion in aggregate principal amount of notes and accepted $1.1 billion in combined aggregate principal amount of certain of our notes issued in the first quarter of fiscal 2021 pursuant to cash tender offers. We paid $1.4 billion aggregate consideration in connection with the tender offers, including transaction costs and recorded a $312 million pre-tax loss on the early extinguishment for the accepted notes. See Note K—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for additional information.
Equity
Under our stock repurchase programs, during the first quarter of fiscal 2021, TJX paid $0.2 billion to repurchase and subsequently retired 3.4 million shares of our stock on a settlement basis. These outflows were offset by proceeds from the exercise of employee stock options, net of shares withheld for taxes in fiscal 2021. Under our stock repurchase programs, TJX spent $1.6 billion to repurchase 28.2 million shares of our stock in fiscal 2020. For further information regarding equity repurchases, see Note E—Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
In February 2020, TJX announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time. In March 2020, in connection with the actions taken related to the COVID-19 pandemic as described in Impact of the COVID-19 Pandemic above and in Note B—Impact of the COVID-19 Pandemic of Notes to Consolidated Financial Statements, we suspended our share repurchase program.
Dividends
In March 2020, we paid our quarterly dividend declared in the fourth quarter of fiscal 2020, which totaled $0.3 billion. As a result of the uncertainty surrounding the COVID-19 pandemic, no dividends were declared in the first nine months of fiscal 2021. The Board of Directors declared a quarterly dividend of $0.26 per share in the fourth quarter of fiscal 2021, paid in March 2021. We also declared a similar dividend of $0.26 per share in the first quarter of fiscal 2022. TJX declared quarterly dividends on our common stock which totaled $0.92 per share in fiscal 2020. Cash payments for dividends on our common stock totaled $0.3 billion in fiscal 2021 and $1.1 billion in fiscal 2020. We also received proceeds from the exercise of employee stock options of $0.2 billion in both fiscal 2021 and fiscal 2020.

Contractual Obligations
As of January 30, 2021, we had known contractual obligations under long-term debt arrangements (including current installments), other long-term obligations, operating leases for property and equipment and purchase obligations as follows:

	Payments Due by Period
In millions	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and other long-term obligations(a)	$7,510	$918	$808	$1,518	$4,266
Operating lease liabilities, including imputed interest(b)	10,277	2,050	3,300	2,419	2,508
Purchase obligations(c)	5,019	4,785	232	2	—
Total obligations	$22,806	$7,753	$4,340	$3,939	$6,774
(a)Includes estimated interest costs.
(b)Operating lease liabilities exclude legally binding minimum lease payments for leases signed but not yet commenced and include options to extend lease terms that are now deemed reasonably certain of being exercised according to our Lease Accounting Policy. The balances do not include variable costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2021.
(c)Includes estimated obligations under purchase orders for merchandise and under agreements for capital items, products and services used in our business, including executive employment and other agreements. Excludes agreements that can be canceled without penalty.
We also have long-term liabilities for which it is not reasonably possible for us to predict when they may be paid which include $680 million for employee compensation and benefits and $264 million for uncertain tax positions.
CRITICAL ACCOUNTING POLICIES
We prepare our consolidated financial statements in accordance with GAAP which requires us to make certain estimates and judgments that impact our reported results. These judgments and estimates are based on historical experience and other factors which we continually review and believe are reasonable. We consider our most critical accounting policies, involving management estimates and judgments, to be those relating to the areas described below.
Inventory Valuation
We use the retail method for valuing inventory for all our businesses except T.K. Maxx in Australia. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as it has not been fully processed for sale (i.e. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. It involves management estimates with regard to markdowns and inventory shrinkage. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. Typically, a significant area of judgment in the retail method is the amount and timing of permanent markdowns. However, as a normal business practice, we have a specific policy as to when and how markdowns are to be taken, greatly reducing management’s discretion and the need for management estimates as to markdowns. Inventory shrinkage requires estimating a shrinkage rate for interim periods, however we take a full physical inventory near the fiscal year end to determine shrinkage at year end. We do not generally enter into arrangements with vendors that provide for rebates and allowances that could ultimately affect the value of inventory.
Impairment of Long-lived Assets
We evaluate our long-lived assets, inclusive of operating lease right of use assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Significant judgment is involved in projecting the cash flows of individual stores, which involve a number of factors including historical trends, recent performance and general economic assumptions. If we determine that an impairment has occurred, we record an impairment charge equal to the excess of the carrying value of those assets over the estimated fair value of the assets. We estimate fair value by obtaining market appraisals or using other valuation techniques.

Lease Accounting
Operating leases are included in “Operating lease right of use assets”, “Current portion of operating lease liabilities”, and “Long-term operating lease liabilities” on our Consolidated Balance Sheets. Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. At the inception of the arrangement, we determine if an arrangement is a lease based on assessment of the terms and conditions of the contract. Operating lease ROU assets and lease liabilities are recognized at possession date based on the present value of lease payments over the lease term. The majority of our leases are retail store locations and the possession date is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease. Our lessors do not provide an implicit rate, nor is one readily available, therefore we use our incremental borrowing rate based on the information available at possession date in determining the present value of future lease payments. The incremental borrowing rate is calculated based on the US Consumer Discretionary yield curve and adjusted for collateralization and foreign currency impact for TJX International and TJX Canada leases. The operating lease ROU asset also includes any acquisition costs offset by lease incentives. Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term within “Cost of sales, including buying and occupancy costs”.
Reserves for Uncertain Tax Positions
Similar to many large corporations, our income and other tax returns and reports are regularly audited by federal, state and local tax authorities in the United States and in foreign jurisdictions where we operate and such authorities may challenge positions we take. We are engaged in various administrative and judicial proceedings in multiple jurisdictions with respect to assessments, claims, deficiencies and refunds and other tax matters, which proceedings are in various stages of negotiation, assessment, examination, litigation and settlement. The outcomes of these proceedings are uncertain. In accordance with GAAP, we evaluate our uncertain tax positions based on our understanding of the facts, circumstances and information available at the reporting date, and we accrue for exposure when we believe that it is more likely than not, based on the technical merits, that the positions we have taken will not be sustained. However, in the next twelve months and in future periods, the amounts we accrue for uncertain tax positions from time to time or ultimately pay, as the result of the final resolutions of examinations, judicial or administrative proceedings, changes in facts, law, or legal interpretations, expiration of applicable statute of limitations or other resolutions of, or changes in, tax positions may differ either positively or negatively from the amounts we have accrued, and may result in reductions to or additions to accruals, refund claims or payments for periods not currently under examination or for which no claims have been made. Final resolutions of our tax positions or changes in accruals for uncertain tax positions could result in additional tax expense or benefit and could have a material impact on our results of operations of the period in which an examination or proceeding is resolved or in the period in which a changed outcome becomes probable and reasonably estimable.
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
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of new accounting pronouncements related to income taxes, see Note A—Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements included in this annual report on Form 10-K, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows. We do not expect any other recently issued accounting pronouncements will have a material effect on our financial statements.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
TJX is exposed to market risks in the ordinary course of business. Some potential market risks are discussed below:
FOREIGN CURRENCY EXCHANGE RISK
We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. Our currency risk primarily relates to our activity in the Canadian dollar, British pound and Euro. As more fully described in Note F—Financial Instruments of Notes to Consolidated Financial Statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. Our foreign exchange risk management policy prohibits us from using derivative financial instruments for trading or other speculative purposes and we do not use any leveraged derivative financial instruments. We have performed a sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. The analysis indicated a potential impact of approximately $38 million on our pre-tax income in fiscal 2021 and approximately $82 million in fiscal 2020.
EQUITY PRICE AND OTHER MARKET RISK
The assets of our funded qualified pension plan, a portion of which are equity securities, are subject to the risks and uncertainties of the financial markets. We invest the pension assets (described further in Note J—Pension Plans and Other Retirement Benefits of Notes to Consolidated Financial Statements) in a manner that attempts to manage our exposure to market uncertainties. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risks. A significant decline in the financial markets could adversely affect the value of our pension plan assets and the funded status of our pension plan, resulting in increased required contributions to the plan or other plan-related liabilities. Our pension plan investment policy prohibits the use of derivatives for speculative purposes.
ITEM 8. Financial Statements and Supplementary Data
The information required by this item may be found on pages F-1 through F-40 of this annual report on Form 10-K.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2021 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2021 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 30, 2021.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 30, 2021, and has issued an attestation report on the effectiveness of our internal controls over financial reporting included herein.
ITEM 9B. Other Information
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this report. TJX will file with the Securities and Exchange Commission (SEC) a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 30, 2021 ("Proxy Statement"). The other information required by this Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate Governance,” including in “Board Leadership and Committees,” and “Audit Committee Report” and, if applicable, “Beneficial Ownership” and “Delinquent Section 16(a) Reports” in our Proxy Statement, which sections are incorporated herein by reference.
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

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) FINANCIAL STATEMENT SCHEDULES
For a list of the consolidated financial information `included herein, see Index to the Consolidated Financial Statements on page F-1.
Schedule II – Valuation and Qualifying Accounts

In millions	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended January 30, 2021	$109	$3,530	$3,471	$168
Fiscal Year Ended February 1, 2020	$104	$4,862	$4,857	$109
Fiscal Year Ended February 2, 2019	$103	$4,862	$4,861	$104

(b) EXHIBITS
Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3(i).1	Fifth Restated Certificate of Incorporation	10-K	3(i).1	4/3/2019
3(ii).1	By-laws of TJX, as amended	8-K	3.1	2/5/2018
4.01	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009 (File No. 333-158360)	S-3	4.1	4/2/2009
4.02	Third Supplemental Indenture dated as of May 2, 2013 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	5/2/2013
4.03	Fourth Supplemental Indenture dated as of June 5, 2014 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	6/5/2014
4.04	Indenture between TJX and U.S. Bank National Association dated September 12, 2016	8-K	4.1	9/12/2016
4.05	First Supplemental Indenture dated as of September 12, 2016 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	9/12/2016
4.06	Indenture dated as of April 1, 2020 between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	4/1/2020
4.07	First Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.2	4/1/2020
4.08	Second Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.3	4/1/2020
4.09	Third Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.4	4/1/2020
4.10	Fourth Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.5	4/1/2020
4.11	Fifth Supplemental Indenture, dated as of November 30, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.1	12/3/2020
4.12	Sixth Supplemental Indenture, dated as of November 30, 2020 by and TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.2	12/3/2020
4.13	Description of Registrant's Securities.	10-K	4.06	3/27/2020
10.01	The Executive Severance Plan effective September 27, 2018*	10-Q	10.2	12/4/2018
10.02	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Carol Meyrowitz and TJX*	10-Q	10.3	12/4/2018
10.03	The Employment Agreement dated February 1, 2019 between Carol Meyrowitz and TJX*	10-K	10.03	4/3/2019
10.04	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Ernie Herrman and TJX*	10-Q	10.4	12/4/2018
10.05	The Employment Agreement dated February 1, 2019 between Ernie Herrman and TJX*	10-K	10.05	4/3/2019
10.06	The Employment Agreement dated February 2, 2018 between Richard Sherr and TJX*	10-K	10.4	4/4/2018
10.07	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Richard Sherr and TJX*	10-Q	10.6	12/4/2018
10.08	The Amendment to the Employment Agreement between Richard Sherr and TJX effective as of February 13, 2019*	10-K	10.10	4/3/2019
10.09	The Amendment to the Employment Agreement between Richard Sherr and TJX effective as of January 29, 2021, filed herewith*
10.10	The Employment Agreement dated February 2, 2018 between Scott Goldenberg and TJX*	10-K	10.5	4/4/2018
10.11	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Scott Goldenberg and TJX*	10-Q	10.5	12/4/2018

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.12	The Amendment to the Employment Agreement between Scott Goldenberg and TJX effective as of February 13, 2019*	10-K	10.13	4/3/2019
10.13	The Amendment to the Employment Agreement between Scott Goldenberg and TJX effective as of January 29, 2021, filed herewith*
10.14	The Employment Agreement dated February 2, 2018 between Kenneth Canestrari and TJX*	10-K	10.6	4/4/2018
10.15	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Kenneth Canestrari and TJX*	10-Q	10.7	12/4/2018
10.16	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of February 13, 2019*	10-K	10.16	4/3/2019
10.17	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of January 29, 2021, filed herewith*
10.18	The Employment Agreement dated January 16, 2018 between Douglas Mizzi and TJX*	10-K	10.7	4/4/2018
10.19	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Douglas Mizzi and TJX*	10-Q	10.8	12/4/2018
10.20	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of February 13, 2019*	10-K	10.19	4/3/2019
10.21	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of January 29, 2021, filed herewith*
10.22	The Stock Incentive Plan (2013 Restatement)*	10-Q	10.1	5/31/2013
10.23	The First Amendment to the Stock Incentive Plan (2013 Restatement) effective as of June 7, 2016*	10-Q	10.1	8/26/2016
10.24	The Second Amendment to the Stock Incentive Plan (2013 Restatement) effective as of January 29, 2017*	10-K	10.8	3/28/2017
10.25	The Third Amendment to the Stock Incentive Plan (2013 Restatement) effective as of November 6, 2018*	10-K	10.23	4/3/2019
10.26	The Stock Incentive Plan Rules for U.K. Employees, effective as of September 17, 2018*	10-Q	10.1	12/4/2018
10.27	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 9, 2010*	10-Q	10.2	11/24/2010
10.28	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 9, 2010*	10-K	10.19	3/27/2012
10.29	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 20, 2012*	10-Q	10.1	11/29/2012
10.30	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 20, 2012*	10-Q	10.2	11/29/2012
10.31	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 19, 2013*	10-Q	10.1	12/3/2013
10.32	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2013*	10-Q	10.2	12/3/2013
10.33	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 10, 2014*	10-Q	10.4	12/2/2014
10.34	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 10, 2014*	10-Q	10.5	12/2/2014
10.35	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.1	12/1/2015
10.36	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.2	12/1/2015
10.37	The Restricted Stock Unit Award granted under the Stock Incentive Plan on January 29, 2016 to Ernie Herrman*	10-K	10.19	3/29/2016
10.38	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of April 3, 2018*	10-Q	10.1	6/1/2018
10.39	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of April 3, 2018*	10-Q	10.2	6/1/2018
10.40	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of April 1, 2019*	10-Q	10.01	5/31/2019
10.41	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of April 1, 2019*	10-Q	10.02	5/31/2019

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.42	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan*	10-K	10.20	3/31/2015
10.43	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of June 7, 2016*	10-Q	10.2	8/26/2016
10.44	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement)*	10-K	10.22	4/2/2013
10.45	The General Deferred Compensation Plan (1998 Restatement) (the GDCP) and First Amendment to the GDCP, effective January 1, 1999*	10-K	10.9	4/29/1999
10.46	The Second Amendment to the GDCP, effective January 1, 2000*	10-K	10.10	4/28/2000
10.47	The Third and Fourth Amendments to the GDCP*	10-K	10.17	3/29/2006
10.48	The Fifth Amendment to the GDCP, effective January 1, 2008*	10-K	10.17	3/31/2009
10.49	The Supplemental Executive Retirement Plan (2015 Restatement)*	10-Q	10.3	5/29/2015
10.50	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2015) (the ESP)*	10-K	10.25	3/31/2015
10.51	The First Amendment to the ESP, dated December 30, 2015*	10-K	10.25	3/29/2016
10.52	The Form of TJX Indemnification Agreement for its executive officers and directors*(p)	10-K	10(r)	4/27/1990
10.53	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company*(p)	10-K	10(y)	4/28/1988
10.54	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.)*(p)	10-K	10(z)	4/28/1988
10.55	The Trust Agreement for Executive Savings Plan dated as of October 23, 2015 between TJX and Vanguard Fiduciary Trust Company*	10-Q	10.5	10/31/2015
10.56	First Amendment to 2022 Revolving Credit Agreement, dated as of May 10, 2019, by and among TJX, U.S. Bank National Association, as administrative agent, and each of the lenders party thereto	10-K	10.55	3/27/2020
10.57	Second Amendment to 2022 Revolving Credit Agreement, dated as of May 15, 2020, by and among The TJX Companies, Inc., the lenders party thereto and U.S. Bank National Association, as administrative agent.	8-K	10.1	5/21/2020
10.58
Third Amendment to 2022 Revolving Credit Agreement, dated as of November 24, 2020, by and among The TJX Companies, Inc., the lenders party thereto and U.S. Bank National Association, as administrative agent, filed herewith

10.59	First Amendment to 2024 Revolving Credit Agreement, dated as of May 10, 2019, by and among TJX, U.S. Bank National Association, as administrative agent, and each of the lenders party thereto	10-K	10.56	3/27/2020
10.60	Second Amendment to 2024 Revolving Credit Agreement, dated as of May 15, 2020, by and among TJX, the lender party thereto and U.S. Bank National Association, as administrative agent	8-K	10.2	5/21/2020
10.61
Third Amendment to 2024 Revolving Credit Agreement, dated as of November 24, 2020, by and among TJX, the lender party thereto and U.S. Bank National Association, as administrative agent, filed herewith

10.62	364 Day Revolving Credit Agreement, dated August 10, 2020, by and among The TJX Companies, Inc., the lenders from time to time party thereto, Bank of America, N.A., as syndication agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and BofA Securities, Inc., U.S. Bank National Association, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as lead arrangers and bookrunners.	8-K	10.1	8/11/2020
10.63
First Amendment to 364 Day Revolving Credit Agreement, dated November 24, 2020, by and among The TJX Companies, Inc., the lenders from time to time party thereto, Bank of America, N.A., as syndication agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and BofA Securities, Inc., U.S. Bank National Association, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as lead arrangers and bookrunners, filed herewith

21	Subsidiaries of TJX, filed herewith
23	Consent of Independent Registered Public Accounting Firm, filed herewith
24	Power of Attorney given by the Directors and certain Executive Officers of TJX, filed herewith
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements

104	The cover page from The TJX Companies, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 30, 2021, formatted in iXBRL (included in Exhibit 101)
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

THE TJX COMPANIES, INC.

/s/ SCOTT GOLDENBERG
Dated:	March 31, 2021	Scott Goldenberg, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ERNIE HERRMAN	/s/ SCOTT GOLDENBERG
Ernie Herrman, Chief Executive Officer, President and Director (Principal Executive Officer)	Scott Goldenberg, Chief Financial Officer (Principal Financial and Accounting Officer)

ZEIN ABDALLA*	MICHAEL F. HINES*
Zein Abdalla, Director	Michael F. Hines, Director

JOSÉ B. ALVAREZ*	AMY B. LANE*
José B. Alvarez, Director	Amy B. Lane, Director

ALAN M. BENNETT*	CAROL MEYROWITZ*
Alan M. Bennett, Director	Carol Meyrowitz, Executive Chairman of the Board of Directors

ROSEMARY T. BERKERY*	JACKWYN L. NEMEROV*
Rosemary T. Berkery, Director	Jackwyn L. Nemerov, Director

DAVID T. CHING*	JOHN F. O’BRIEN*
David T. Ching, Director	John F. O’Brien, Director

C. KIM GOODWIN*	WILLOW B. SHIRE*
C. Kim Goodwin, Director	Willow B. Shire, Director

		*BY	/s/ SCOTT GOLDENBERG
Dated:	March 31, 2021		Scott Goldenberg, as attorney-in-fact

The TJX Companies, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years Ended January 30, 2021, February 1, 2020 and February 2, 2019.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The TJX Companies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The TJX Companies, Inc. and its subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended January 30, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 30, 2021 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 3, 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Income Tax (Benefit) Provision
As described in Note L to the consolidated financial statements, the Company recorded a benefit for income taxes of $1.2 million for the year ended January 30, 2021, has a deferred tax asset net of deferred tax liability of $90 million, including a valuation allowance of $77 million, as of January 30, 2021 and total gross unrecognized tax benefits of $269 million as of January 30, 2021, of which $250 million would affect the Company’s effective tax rate if recognized in a future period. The Company is subject to taxation in the United States, as well as various state, local and foreign jurisdictions. The use of estimates and judgments, as well as the interpretation and application of complex tax laws is required by management to determine its (benefit) provision for income taxes.
The principal considerations for our determination that performing procedures relating to the (benefit) provision for income taxes is a critical audit matter are the (i) the significant judgment by management when determining the (benefit) provision for income taxes, which led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to the (benefit) provision for income taxes.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the (benefit) provision for income taxes. These procedures also included, among others (i) testing the (benefit) provision for income taxes, including the rate reconciliation and current and deferred tax (benefit) provision, and (ii) evaluating the completeness of uncertain tax positions, including application of foreign and domestic tax laws and regulations.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
March 31, 2021

We have served as the Company’s auditor since 1962.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net sales	$32,136,962	$41,716,977	$38,972,934
Cost of sales, including buying and occupancy costs	24,533,815	29,845,780	27,831,177
Selling, general and administrative expenses	7,020,917	7,454,988	6,923,564
Loss on early extinguishment of debt	312,233	—	—
Interest expense, net	180,734	10,026	8,860
Pension settlement charge	—	—	36,122
Income before income taxes	89,263	4,406,183	4,173,211
Benefit (provision) for income taxes	1,207	(1,133,990)	(1,113,413)
Net income	$90,470	$3,272,193	$3,059,798
Basic earnings per share	$0.08	$2.71	$2.47
Weighted average common shares – basic	1,199,927	1,208,163	1,241,153
Diluted earnings per share	$0.07	$2.67	$2.43
Weighted average common shares – diluted	1,214,703	1,226,519	1,259,252
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
IN THOUSANDS

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net income	$90,470	$3,272,193	$3,059,798
Additions to other comprehensive income (loss):
Foreign currency translation adjustments, net of related tax provision of $2,442 in fiscal 2021 and tax benefits of $1,189 and $8,233 in fiscal 2020 and 2019, respectively	15,588	(3,943)	(192,664)
Gain on net investment hedges, net of related tax provision of $7,113 in fiscal 2019	—	—	19,538
Recognition of net gains/losses on benefit obligations, net of related tax provision of $9,974 in fiscal 2021 and tax benefits of $20,489 and $19,813 in fiscal 2020 and 2019, respectively	30,635	(56,275)	(54,420)
Reclassifications from other comprehensive loss to net income:
Pension settlement charge, net of related tax provision of $9,641 in fiscal 2019	—	—	26,481
Amortization of loss on cash flow hedge, net of related tax provisions of $303, $303, and $304 in fiscal 2021, 2020 and 2019, respectively	831	831	847
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $7,298, $6,019, and $4,280, in fiscal 2021, 2020 and 2019, respectively	20,046	16,537	11,756
Other comprehensive income (loss), net of tax	67,100	(42,850)	(188,462)
Total comprehensive income	$157,570	$3,229,343	$2,871,336
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Fiscal Year Ended
	January 30, 2021	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$10,469,570	$3,216,752
Accounts receivable, net	461,139	386,261
Merchandise inventories	4,337,389	4,872,592
Prepaid expenses and other current assets	434,977	368,048
Federal, state and foreign income taxes recoverable	36,262	46,969
Total current assets	15,739,337	8,890,622
Net property at cost	5,036,096	5,325,048
Non-current deferred income taxes, net	127,191	12,132
Operating lease right of use assets	8,989,998	9,060,332
Goodwill	98,998	95,546
Other assets	821,935	761,323
TOTAL ASSETS	$30,813,555	$24,145,003
LIABILITIES
Current liabilities:
Accounts payable	$4,823,397	$2,672,557
Accrued expenses and other current liabilities	3,471,459	3,041,774
Current portion of operating lease liabilities	1,677,605	1,411,216
Current portion of long-term debt	749,684	—
Federal, state and foreign income taxes payable	81,523	24,700
Total current liabilities	10,803,668	7,150,247
Other long-term liabilities	1,063,902	851,116
Non-current deferred income taxes, net	37,164	142,170
Long-term operating lease liabilities	7,743,216	7,816,633
Long-term debt	5,332,921	2,236,625
Commitments and contingencies (See Note O)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,204,698,124 and 1,199,099,768, respectively	1,204,698	1,199,100
Additional paid-in capital	260,515	—
Accumulated other comprehensive (loss) income	(606,071)	(673,171)
Retained earnings	4,973,542	5,422,283
Total shareholders’ equity	5,832,684	5,948,212
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,813,555	$24,145,003
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Cash flows from operating activities:
Net income	$90,470	$3,272,193	$3,059,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	870,758	867,303	819,655
Loss on early extinguishment of debt	312,233	—	—
Loss on property disposals and impairment charges	83,794	16,054	17,653
Deferred income tax (benefit)	(230,690)	(6,233)	(88,594)
Share-based compensation	58,519	124,957	103,557
Pension settlement charge	—	—	36,122
Changes in assets and liabilities:
(Increase) in accounts receivable	(71,091)	(42,998)	(23,532)
Decrease (increase) in merchandise inventories	588,756	(296,541)	(465,429)
Decrease (increase) in income taxes recoverable	10,707	(34,177)	15,452
(Increase) decrease in prepaid expenses and other current assets	(57,450)	(17,084)	220,890
Increase in accounts payable	2,111,189	29,338	198,212
Increase in accrued expenses and other liabilities	584,502	345,745	169,418
Increase (decrease) in income taxes payable	52,791	(128,342)	40,965
Increase in net operating lease liabilities	200,243	29,617	—
Other, net	(42,842)	(93,292)	(15,708)
Net cash provided by operating activities	4,561,889	4,066,540	4,088,459
Cash flows from investing activities:
Property additions	(568,021)	(1,223,116)	(1,125,139)
Investment in Familia	—	(230,156)	—
Purchases of investments	(29,100)	(28,838)	(161,625)
Sales and maturities of investments	18,524	12,720	636,560
Other	—	7,419	26,652
Net cash (used in) investing activities	(578,597)	(1,461,971)	(623,552)
Cash flows from financing activities:
Payments on revolving credit facilities	(1,000,000)	—	—
Proceeds from long-term debt including revolving credit facilities	5,986,873	—	—
Payments of long-term debt and extinguishment expenses	(1,418,358)	—	—
Payments for debt issuance expenses	(42,377)	—	—
Payments for repurchase of common stock	(201,500)	(1,551,992)	(2,406,997)
Proceeds from issuance of common stock	211,189	232,106	255,241
Payments of employee tax withholdings for performance based stock awards	(29,309)	(23,423)	(16,014)
Cash dividends paid	(278,256)	(1,071,562)	(922,596)
Other	—	—	(7,115)
Net cash provided by (used in) financing activities	3,228,262	(2,414,871)	(3,097,481)
Effect of exchange rate changes on cash	41,264	(3,175)	(95,674)
Net increase in cash and cash equivalents	7,252,818	186,523	271,752
Cash and cash equivalents at beginning of year	3,216,752	3,030,229	2,758,477
Cash and cash equivalents at end of year	$10,469,570	$3,216,752	$3,030,229
The accompanying notes are an integral part of the financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
IN THOUSANDS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive(Loss) Income	Retained Earnings	Total
	Shares	Par Value $1
Balance, February 3, 2018	1,256,018	$1,256,018	$—	$(441,859)	$4,334,150	$5,148,309
Net income	—	—	—	—	3,059,798	3,059,798
Cumulative effect of accounting change	—	—	—	—	58,712	58,712
Other comprehensive (loss), net of tax	—	—	—	(188,462)	—	(188,462)
Cash dividends declared on common stock	—	—	—	—	(965,539)	(965,539)
Recognition of share-based compensation	—	—	103,557	—	—	103,557
Issuance of common stock under stock incentive plan and related tax effect	11,988	11,988	227,240	—	—	239,228
Common stock repurchased	(50,823)	(50,823)	(330,797)	—	(2,025,377)	(2,406,997)
Balance, February 2, 2019	1,217,183	1,217,183	—	(630,321)	4,461,744	5,048,606
Net income	—	—	—	—	3,272,193	3,272,193
Cumulative effect of accounting change	—	—	—	—	403	403
Other comprehensive (loss), net of tax	—	—	—	(42,850)	—	(42,850)
Cash dividends declared on common stock	—	—	—	—	(1,111,788)	(1,111,788)
Recognition of share-based compensation	—	—	124,957	—	—	124,957
Issuance of common stock under stock incentive plan and related tax effect	10,067	10,067	198,616	—	—	208,683
Common stock repurchased	(28,150)	(28,150)	(323,573)	—	(1,200,269)	(1,551,992)
Balance, February 1, 2020	1,199,100	1,199,100	—	(673,171)	5,422,283	5,948,212
Net income	—	—	—	—	90,470	90,470
Other comprehensive income, net of tax	—	—	—	67,100	—	67,100
Cash dividends declared on common stock	—	—	—	—	(311,970)	(311,970)
Recognition (reversal) of share-based compensation	—	—	112,923	—	(54,404)	58,519
Issuance of common stock under stock incentive plan and related tax effect	8,985	8,985	173,307	—	(439)	181,853
Common stock repurchased	(3,387)	(3,387)	(25,715)	—	(172,398)	(201,500)
Balance, January 30, 2021	1,204,698	$1,204,698	$260,515	$(606,071)	$4,973,542	$5,832,684
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
TJX is impacted by the uncertainty surrounding the financial impact of the novel coronavirus (“COVID-19”) pandemic as discussed in Note B—Impact of the COVID-19 Pandemic.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal years ended January 30, 2021 (“fiscal 2021”), February 1, 2020 (“fiscal 2020”) and February 2, 2019 ("fiscal 2019") were 52-week fiscal years.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to leases, inventory valuation, impairment of long-lived assets, reserves for uncertain tax positions and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. The Company considered COVID-19 related impacts to its estimates, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods. The Company believes that its accounting estimates are appropriate after giving consideration to the ongoing uncertainties surrounding the severity and duration of the COVID-19 pandemic and the associated containment and remediation efforts. Actual amounts could differ from these estimates, and such differences could be material.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Summary of Accounting Policies
Revenue Recognition
Net Sales
Net sales consist primarily of merchandise sales, which are recorded net of a reserve for estimated returns, any discounts and sales taxes, for the sales of merchandise both within our stores and online. Net sales also include an immaterial amount of other revenues that represent less than 1% of total revenues, primarily generated from shipping fee revenue on our online sales. In addition, certain customers may receive discounts that are accounted for as consideration reducing the transaction price. Merchandise sales from our stores are recognized at the point of sale when TJX provides the merchandise to the customer. The performance obligation is fulfilled at this point when the customer has obtained control by paying for and leaving with the merchandise. Merchandise sales made online are recognized when the product has been shipped, which is when legal title has passed and when TJX is entitled to payment, and the customer has obtained the ability to direct the use of and obtain substantially all of the remaining benefits from the goods. Shipping and handling activities related to online sales occur after the customer obtains control of the goods. TJX’s policy is to treat shipping costs as part of our fulfillment center costs within our operating expenditures. As a result, shipping fee revenues received is recognized when control of the goods transfer to the customer and is recorded as net sales. Shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs. TJX disaggregates revenue by operating segment, see Note H—Segment Information.
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

The following table presents deferred gift card revenue activity:

In thousands	January 30, 2021	February 1, 2020
Balance, beginning of year	$500,844	$450,302
Deferred revenue	1,159,242	1,690,073
Effect of exchange rates changes on deferred revenue	3,758	258
Revenue recognized	(1,087,657)	(1,639,789)
Balance, end of year	$576,187	$500,844
TJX recognized $1.1 billion in gift card revenue in fiscal 2021 and $1.6 billion in each of fiscal 2020 and fiscal 2019. The decrease in fiscal 2021 in both deferred revenue and revenue recognized versus the prior year reflects the impact of lower customer traffic and temporary store and e-commerce closures due to the COVID-19 pandemic. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period. Based on historical experience, the Company estimates the amount of gift cards and store cards that will not be redeemed (referred to as breakage) and, to the extent allowed by local law, these amounts are amortized into income over the estimated redemption period. Revenue recognized from breakage was $14 million in fiscal 2021, $20 million in fiscal 2020 and $21 million in fiscal 2019.
Sales Return Reserve
The Company's products are generally sold with a right of return and the Company may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company has elected to apply the portfolio practical expedient. The Company estimates the variable consideration using the expected value method when calculating the returns reserve because the difference in applying it to the individual contract would not differ materially. Returns are estimated based on historical experience and are required to be established and presented at the gross sales value with an asset established for the estimated value of the merchandise returned separate from the refund liability. Liabilities for return allowances are included in “Accrued expenses and other current liabilities” and the estimated value of the merchandise to be returned is included in “Prepaid expenses and other current assets” on our Consolidated Balance Sheets.
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
Cash and Cash Equivalents
TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. If applicable, investments with maturities greater than 90 days but less than one year at the date of purchase are included in short-term investments. These investments are classified as trading securities and are stated at fair value. Investments are classified as either short - or long-term based on their original maturities. TJX’s investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks.
As of January 30, 2021, TJX’s cash and cash equivalents held outside the U.S. were $1.2 billion, of which $0.8 billion was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories
Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except T.K. Maxx in Australia which is immaterial. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as that inventory has not been fully processed for sale (e.g. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX records inventory at the time title transfers, which is typically at the time when inventory is shipped. As a result, merchandise inventories on TJX’s Consolidated Balance Sheets include in-transit inventory of $1.2 billion at January 30, 2021 and $0.8 billion at February 1, 2020. Comparable amounts were reflected in Accounts payable at those dates.
Common Stock and Equity
Equity transactions consist primarily of the repurchase by TJX of its common stock under its stock repurchase programs and the recognition of compensation expense and issuance of common stock under TJX’s Stock Incentive Plan. Under TJX’s stock repurchase programs, the Company repurchases its common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par first charged against any available additional paid-in capital (“APIC”) and the balance charged to retained earnings. Due to the volume of share repurchases under previous programs, TJX has historically had no remaining balance in APIC. All shares repurchased have been retired.
Shares issued under TJX’s Stock Incentive Plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. Income tax benefits upon the expensing of options result in the creation of a deferred tax asset, while income tax benefits due to the exercise of stock options reduce deferred tax assets up to the amount that an asset for the related grant has been created. Any excess tax benefits or deficiencies are included in the provision for income taxes. The par value of performance share units and restricted stock units is added to common stock when shares are delivered following performance measurement date or service period to the extent vesting requirements have been achieved. The fair value of stock awards and units are added to APIC as the awards are amortized into earnings over the related requisite service periods.
Share-Based Compensation
TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for options awarded and the market price on the grant date for stock awards. Performance-based awards are evaluated quarterly for probability of vesting and performance achievement levels. See Note I—Stock Incentive Plan for a detailed discussion of share-based compensation.
Interest
TJX’s interest expense is presented net of capitalized interest and interest income. The following is a summary of interest expense, net:

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020	February 2, 2019
Interest expense	$199,038	$61,400	$69,102
Capitalized interest	(5,384)	(2,314)	(4,263)
Interest (income)	(12,920)	(49,060)	(55,979)
Interest expense, net	$180,734	$10,026	$8,860
TJX capitalizes interest during the active construction period of major capital projects and adds the interest to the related assets.
Depreciation and Amortization
For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years to 15 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $858 million in fiscal 2021, $858 million in fiscal 2020 and $819 million in fiscal 2019. TJX had no property held under finance leases during fiscal 2021 and fiscal 2020 or under capital leases during fiscal 2019. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized, generally over 5 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting
The Company adopted ASU No. 2016-02, Leases (Topic 842), as of February 3, 2019, using the modified retrospective method under ASU 2018-11. The Company elected the transition package of three practical expedients, which among other things, allowed it to carry forward the historical lease classification. The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also elected the accounting policy election to keep leases with a term of twelve months or less off the Consolidated Balance Sheets and recognizes these lease payments on a straight-line basis over the lease term.
Operating leases are included in “Operating lease right of use assets”, “Current portion of operating lease liabilities”, and “Long-term operating lease liabilities” on our Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. At the inception of the arrangement, the Company determines if an arrangement is a lease based on assessment of the terms and conditions of the contract. Operating lease ROU assets and lease liabilities are recognized at possession date based on the present value of lease payments over the lease term. The majority of our leases are retail store locations and the possession date is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease. Our lessors do not provide an implicit rate, nor is one readily available, therefore the Company uses its incremental borrowing rate based on the information available at possession date in determining the present value of future lease payments. The incremental borrowing rate is calculated based on the US Consumer Discretionary yield curve and adjusted for collateralization and foreign currency impact for TJX International and Canada leases. The operating lease ROU assets also include any acquisition costs offset by lease incentives. The Company’s lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term within “Cost of sales, including buying and occupancy costs”. See Note M—Leases for a detailed discussion of lease accounting.
Goodwill and Tradenames
Goodwill includes the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain, and the purchase of Sierra Trading Post in fiscal 2013, which was rebranded as Sierra in fiscal 2019, both which are included in Marmaxx. The Company fully impaired the Sierra goodwill, recording an impairment charge of $97 million in fiscal 2018. The Company’s goodwill also includes, the excess of cost over the estimated fair market value of the net assets acquired by TJX in the purchase of Winners in fiscal 1991, included in TJX Canada, as well as the purchase of Trade Secret in fiscal 2016, which was re-branded under the T.K. Maxx name during fiscal 2018 and is included in TJX International. The following is a roll forward of goodwill by segment:

In thousands	Marmaxx	TJX Canada	TJX International	Total
Balance, February 2, 2019	$70,027	$1,692	$25,833	$97,552
Effect of exchange rate changes on goodwill	—	(17)	(1,989)	(2,006)
Balance, February 1, 2020	$70,027	$1,675	$23,844	$95,546
Effect of exchange rate changes on goodwill	—	61	3,391	3,452
Balance, January 30, 2021	$70,027	$1,736	$27,235	$98,998
Goodwill is considered to have an indefinite life and accordingly is not amortized.
Tradenames, which are included in other assets, are the value assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 as part of the acquisition of the Marshalls chain, the value assigned to the name “Sierra Trading Post,” acquired by TJX in fiscal 2013 and the value assigned to the name “Trade Secret,” acquired by TJX in fiscal 2016. The tradenames were valued by calculating the discounted present value of assumed after-tax royalty payments. The Marshalls tradename is considered to have an indefinite life and accordingly is not amortized. The Sierra Trading Post tradename is being amortized over 15 years. During the first quarter of fiscal 2021, the Company fully impaired the Trade Secret tradename, recording an impairment charge of $5 million.

The following is a roll forward of tradenames:

	Fiscal Year Ended
	January 30, 2021				February 1, 2020
In thousands	Gross Carrying Amount	Accumulated Amortization	Impact of FX	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Impact of FX	Net Carrying Value
Definite-lived intangible assets:
Sierra Trading Post	$38,500	$(20,747)	$—	$17,753	$38,500	$(18,181)	$—	$20,319
Trade Secret	$12,541	$(10,247)	$(2,294)	$—	$12,541	$(5,242)	$(1,948)	$5,351
Indefinite-lived intangible asset:
Marshalls	$107,695	$—	$—	$107,695	$107,695	$—	$—	$107,695
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
Impairment of Long-Lived Assets, Goodwill and Tradenames
TJX evaluates long-lived assets, including tradenames that are amortized and operating lease right of use assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This evaluation is performed at the lowest level of identifiable cash flows which are largely independent of other groups of assets, generally at the individual store level for fixed assets and operating lease right of use assets, and at the reporting unit for tradenames that are amortized. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if the carrying value of the asset or asset group is recoverable. If the cash flow is less than the carrying value then an impairment charge will be recorded to the extent the fair value of an asset or asset group is less than the carrying value of that asset or asset group. This resulted in immaterial impairment charges on operating lease right of use assets and store fixed assets in fiscal 2021 and fiscal 2020, and immaterial impairment charges on store fixed assets in fiscal 2019. In fiscal 2021, the Company fully impaired the Trade Secret tradename. There were no impairments related to tradenames in fiscal 2020 or 2019.
Goodwill and indefinite life tradenames are tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year. Goodwill is tested for impairment by using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying cost of the reporting unit. The Company may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. Indefinite life tradenames are tested for impairment by comparing their carrying value to their fair value, which is determined by calculating the discounted present value of assumed after-tax royalty payments. In fiscal 2021, fiscal 2020 and fiscal 2019, the Company bypassed the qualitative assessment and performed the quantitative impairment test. There were no impairments related to the Company’s goodwill or indefinite life tradenames in fiscal 2021, 2020, or 2019.
Advertising Costs
TJX expenses advertising costs as incurred. Advertising expense was $296 million for fiscal 2021, $452 million for fiscal 2020 and $446 million for fiscal 2019.
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
Equity Investment
In fiscal 2020, the Company acquired a 25% ownership stake in privately held Familia, an established, off-price apparel and home fashions retailer operating stores throughout Russia. The Company accounts for its equity investment in Familia using the equity method of accounting, with the investment recorded in Other assets on our Consolidated Balance Sheets, and the Company’s share of Familia’s results recorded in Selling, general and administrative expenses in our Consolidated Statements of Income. Due to the timing and availability of financial information of Familia, the Company accounts for this equity method investment on a one-quarter lag.
As of fiscal 2021 and fiscal 2020, the carrying value of the Company’s equity investment in Familia was $196 million and $230 million, respectively, which exceeded its share of Familia’s net assets by approximately $186 million and $212 million, respectively. Substantially all of this difference is comprised of goodwill. Revaluing the investment from Russian rubles to the U.S. dollar as of January 30, 2021 resulted in a cumulative translation loss and reduced the carrying value of our investment by $35 million. The cumulative translation loss has been recorded in our Consolidated Balance Sheets as a component of Accumulated other comprehensive loss. Other indefinite-lived intangible assets consisting of tradename and customer relationships are amortized straight line over their useful lives of 10 years for the tradename and 7 years for customer relationship.
This investment is evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If the Company concludes that there is an other-than-temporary impairment of this equity investment, it will adjust the carrying amount of the investment to the current fair value. As of fiscal year ended 2021 and 2020, the Company determined that no impairment of its equity method investment existed.
Future Adoption of New Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company has reviewed the guidance and have determined that they will not apply or are not expected to be material to our Consolidated Financial Statements upon adoption and therefore, are not disclosed.
Recently Adopted Accounting Standards
Simplified Accounting for Income Taxes
In December 2019, the FASB issued guidance related to simplified accounting for income taxes. The new standard simplifies accounting for income taxes by removing certain exceptions to the general principals in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company reviewed the provisions of this standard and determined that most of them do not apply to TJX. The most significant impact to the Company is the simplification of the tax benefit calculation recognized on pre-tax losses in interim periods. The Company elected to early adopt this standard as of February 2, 2020, which did not have an impact on the Company's Consolidated Financial Statements or disclosures for fiscal 2021.

Note B. Impact of the COVID-19 Pandemic
After a novel coronavirus disease (“COVID-19”) emerged and spread worldwide, the World Health Organization declared COVID-19 a pandemic in March 2020, and national, state and local governments and private entities began issuing various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantine or isolation protocols. The Company temporarily closed all of its stores, its online businesses, its distribution centers and its offices in March 2020, with Associates working remotely where possible. During April 2020, the Company temporarily furloughed the majority of the hourly store and distribution center Associates in the U.S. and Canada, with employee benefits coverage for eligible Associates continuing during the temporary furlough at no cost to impacted Associates. The Company also took comparable actions with respect to portions of our European and Australian workforces.
When the Company began to reopen stores and distribution centers in May 2020, it implemented new health and safety practices, including practices related to personal protective equipment and social distancing protocols. Early in the fourth quarter of fiscal 2021, in response to increasing cases of COVID-19, hundreds of stores had additional temporary closures, primarily in Europe and Canada. As of March 30, 2021, the Company has approximately 580 stores, primarily in Europe, that are temporarily closed due to government mandates in response to the COVID-19 global pandemic. All of the Company’s e-commerce businesses remain open, including tkmaxx.com in the U.K.
In fiscal 2021, the Company amended the credit agreements governing its revolving credit facilities and as a result, the Company expects to maintain compliance with its covenants for at least one year from the issuance of these consolidated financial statements. As the COVID-19 pandemic is complex and rapidly evolving, and cases have been rising around the world, the Company cannot reasonably estimate the duration and severity of this pandemic, which has had and may continue to have a material impact on its business, results of operations, financial position and cash flows.
Financial Actions
Balance Sheet, Cash Flow and Liquidity
During fiscal 2021 the Company generated $4.6 billion of operating cash flows and ended the year with $10.5 billion of cash. In addition, the Company increased its borrowing capacity by entering into a $500 million 364 Day Revolving Credit Facility (as defined in Note K—Long-Term Debt and Credit Lines), making a total of $1.5 billion available to the Company under revolving credit facilities. In the first quarter of fiscal 2021, TJX issued $4 billion aggregate principal amount of notes. During the fourth quarter of fiscal 2021, the Company issued $1 billion in notes and accepted $1.12 billion in combined aggregate principal amount of certain of its notes issued in the first quarter of fiscal 2021 pursuant to cash tender offers. The Company paid $1.42 billion aggregate consideration (including transaction costs) and recorded a $0.3 billion pre-tax loss on the early extinguishment for the accepted notes. For additional information on the new credit facility and debt transactions, see Note K—Long-Term Debt and Credit Lines. The Company's Board of Directors suspended its share buyback program and did not declare a dividend in the first nine months of fiscal 2021. The Board of Directors declared a dividend of $0.26 per share in the fourth quarter of fiscal 2021, paid in March 2021.
During fiscal 2021, the Company negotiated rent deferrals (primarily for second quarter lease payments) for a significant number of its stores, with repayment at later dates, primarily in fiscal 2022. Consistent with updated guidance from the FASB in April 2020, the Company elected to treat the COVID-19 pandemic-related rent deferrals as a resolution of a contingency by remeasuring the lease liability, with a corresponding offset to the right-of-use asset, using the remeasured consideration. In addition to negotiating deferral of lease payments, the Company also temporarily extended payment terms on merchandise orders, which increased our accounts payable as of the end of the fiscal year, benefiting operating cash flows. As payment terms are reduced and we make deferred payments, the Company expects our operating cash flows to be negatively impacted.
The Company evaluated the value of its inventory in light of the temporary store closures in the first and fourth quarters of fiscal 2021 due to the COVID-19 pandemic. Permanent markdowns, which had been or will be taken upon reopening of the stores, on transitional or out of season merchandise and merchandise that was already in markdown status, combined with the write-off of perishable goods, resulted in a reduction of inventory for fiscal 2021. Additional markdowns recorded throughout the year were taken in the ordinary course of business operations.
Given the substantial reduction in the Company’s sales and the reduced cash flow projections as a result of the temporary store closures during fiscal 2021 due to the COVID-19 pandemic, the Company determined that triggering events had occurred and that impairment assessments were warranted for certain stores. This resulted in immaterial impairment charges for fiscal 2021, related to operating lease right of use assets and store fixed assets.

In response to the COVID-19 pandemic, governments in the U.S., United Kingdom (“U.K.”), Canada and various other jurisdictions have implemented programs to encourage companies to retain and pay employees who are unable to work or are limited in the work that they can perform in light of closures or a significant decline in sales. Throughout fiscal 2021, the Company continued to qualify for certain of these provisions, which partially offset related expenses. During fiscal 2021, these programs reduced the Company’s expenses by approximately $0.5 billion on its Consolidated Statements of Income, and increased Accounts receivable, net on its Consolidated Balance Sheets by approximately $0.1 billion. These government programs also provide for the option to defer payroll tax and VAT payments, which has resulted in a combined increase in Accrued expenses and other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets by approximately $0.3 billion.
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
Note C. Property at Cost
Presented below are the components of property at cost:

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020
Land and buildings	$1,668,381	$1,505,039
Leasehold costs and improvements	3,568,829	3,481,313
Furniture, fixtures and equipment	6,525,615	6,385,926
Total property at cost	$11,762,825	$11,372,278
Less accumulated depreciation and amortization	6,726,729	6,047,230
Net property at cost	$5,036,096	$5,325,048
Presented below is information related to carrying values of TJX’s long-lived tangible assets by geographic location:

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020
United States	$3,844,711	$4,054,833
Canada	241,086	259,977
Europe	898,518	965,751
Australia	51,781	44,487
Total long-lived tangible assets	$5,036,096	$5,325,048

Note D. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income relate to the Company’s foreign currency translation adjustments, gains/losses on net investment derivatives, deferred gains/losses on pension and other post-retirement obligations and a cash flow hedge on issued debt, all of which are recorded net of the related income tax effects. The following table details the changes in Accumulated other comprehensive (loss) income for fiscal 2021, fiscal 2020 and fiscal 2019:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive(Loss) Income
Balance, February 3, 2018	$(280,051)	$(159,562)	$(2,246)	$(441,859)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $8,233)	(192,664)	—	—	(192,664)
Recognition of net gains/losses on investment hedges (net of taxes of $7,113 )	19,538	—	—	19,538
Recognition of net gains/losses on benefit obligations (net of taxes of $19,813)	—	(54,420)	—	(54,420)
Reclassifications from other comprehensive loss to net income:
Pension settlement charge (net of taxes of $9,641 )	—	26,481	—	26,481
Amortization of loss on cash flow hedge (net of taxes of $304	—	—	847	847
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,280)	—	11,756	—	11,756
Balance, February 2, 2019	$(453,177)	$(175,745)	$(1,399)	$(630,321)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $1,189)	(3,943)	—	—	(3,943)
Recognition of net gains/losses on benefit obligations (net of taxes of $20,489)	—	(56,275)	—	(56,275)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $303)	—	—	831	831
Amortization of prior service cost and deferred gains/losses (net of taxes of $6,019)	—	16,537	—	16,537
Balance, February 1, 2020	$(457,120)	$(215,483)	$(568)	$(673,171)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $2,442)	15,588	—	—	15,588
Recognition of net gains/losses on benefit obligations (net of taxes of $9,974)	—	30,635	—	30,635
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $303)	—	—	831	831
Amortization of prior service cost and deferred gains/losses (net of taxes of $7,298)	—	20,046	—	20,046
Balance, January 30, 2021	$(441,532)	$(164,802)	$263	$(606,071)

Note E. Capital Stock and Earnings Per Share
Capital Stock
In March 2020, in connection with the actions taken related to the COVID-19 pandemic as described in Note B—Impact of the COVID-19 Pandemic, the Company suspended its share repurchase program.
During the first quarter of fiscal 2021, prior to the suspension of the Company’s share repurchase program, TJX repurchased and retired 3.2 million shares of its common stock at a cost of $190.1 million on a “trade date” basis. All share repurchases occurred during the first quarter of fiscal 2021. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $201.5 million in fiscal 2021, $1.6 billion in fiscal 2020 and $2.4 billion in fiscal 2019 and repurchased 3.4 million shares in fiscal 2021, 28.2 million shares in fiscal 2020 and 50.8 million shares in fiscal 2019. These expenditures were funded by cash generated from operations.
As of January 30, 2021 TJX had approximately $3.0 billion available under previously announced stock repurchase programs.
All shares repurchased under the stock repurchase programs have been retired.
TJX has five million shares of authorized but unissued preferred stock, $1 par value.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share for net income:

	Fiscal Year Ended
Amounts in thousands except per share amounts	January 30, 2021	February 1, 2020	February 2, 2019
Basic earnings per share:
Net income	$90,470	$3,272,193	$3,059,798
Weighted average common stock outstanding for basic earnings per share calculation	1,199,927	1,208,163	1,241,153
Basic earnings per share	$0.08	$2.71	$2.47
Diluted earnings per share:
Net income	$90,470	$3,272,193	$3,059,798
Weighted average common stock outstanding for basic earnings per share calculation	1,199,927	1,208,163	1,241,153
Assumed exercise / vesting of:
Stock options and awards	14,776	18,356	18,099
Weighted average common stock outstanding for diluted earnings per share calculation	1,214,703	1,226,519	1,259,252
Diluted earnings per share	$0.07	$2.67	$2.43
Cash dividends declared per share(a)	$0.26	$0.92	$0.78
(a)There were no dividends declared during the first three quarters of fiscal 2021. The Company declared a dividend of $0.26 per share in the fourth quarter of fiscal 2021.
The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 6.2 million, 11.8 million and 6.1 million such options excluded at the end of fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

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
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2021, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2022. The hedge agreements outstanding at January 30, 2021 relate to approximately 42% of TJX’s estimated notional diesel requirements for fiscal 2022. These diesel fuel hedge agreements will settle throughout fiscal 2022 and the first month of fiscal 2023. TJX elected not to apply hedge accounting rules to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies, primarily in TJX International and TJX Canada. These contracts typically have a term of twelve months or less. The contracts outstanding at January 30, 2021 cover a portion of such actual and anticipated merchandise purchases throughout fiscal 2022. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. However, with the growth of TJX’s Euro denominated retail operations, the intercompany billings committed to the Euro denominated operations may sometimes generate Euros in excess of those needed to meet merchandise commitments to outside vendors. TJX calculates this excess Euro exposure each month and enters into forward contracts of approximately 30 days duration to mitigate the exposure. TJX elected not to apply hedge accounting rules to these contracts.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 30, 2021:

In thousands		Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 30, 2021
Fair value hedges:
Intercompany balances, primarily debt and related interest:
	zł	45,000		£8,846	0.1966	Prepaid Exp	$11	$—	$11
	A$	80,000	U.S.$	62,032	0.7754	Prepaid Exp	738	—	738
	U.S.$	75,102		£55,000	0.7323	Prepaid Exp	357	—	357
		£200,000	U.S.$	274,853	1.3743	Prepaid Exp	32	—	32
		€200,000	U.S.$	244,699	1.2235	Prepaid Exp / (Accrued Exp)	427	(182)	245
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Diesel fuel contracts	Fixed on 1.5M - 3.8M gal per month		Float on 1.5M - 3.8M gal per month	N/A	Prepaid Exp	4,880	—	4,880
Merchandise purchase commitments:
	C$	384,679	U.S.$	296,000	0.7695	Prepaid Exp / (Accrued Exp)	430	(5,627)	(5,197)
	C$	5,391		€3,500	0.6492	Prepaid Exp	24	—	24
		£203,264	U.S.$	263,950	1.2986	(Accrued Exp)	—	(15,086)	(15,086)
	zł	30,000		£5,865	0.1955	(Accrued Exp)	—	(29)	(29)
	A$	46,985	U.S.$	35,250	0.7502	Prepaid Exp / (Accrued Exp)	144	(837)	(693)
	U.S.$	99,810		€83,700	0.8386	Prepaid Exp / (Accrued Exp)	1,986	(160)	1,826
Total fair value of financial instruments							$9,029	$(21,921)	$(12,892)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 1, 2020:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 1, 2020
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	45,000		£8,930	0.1984	Prepaid Exp	$270	$—	$270
A$	50,000	U.S.$	33,911	0.6782	Prepaid Exp	275	—	275
U.S.$	72,475		£55,000	0.7589	Prepaid Exp	743	—	743
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.9M - 3.5M gal per month		Float on 2.9M - 3.5M gal per month	N/A	(Accrued Exp)	—	(9,927)	(9,927)
Intercompany billings in TJX International, primarily merchandise related:
	€58,700		£49,848	0.8492	Prepaid Exp	655	—	655
Merchandise purchase commitments:
C$	609,340	U.S.$	463,200	0.7602	Prepaid Exp / (Accrued Exp)	2,877	(207)	2,670
C$	37,051		€25,200	0.6801	Prepaid Exp / (Accrued Exp)	61	(44)	17
	£265,653	U.S.$	341,880	1.2869	Prepaid Exp / (Accrued Exp)	11	(9,792)	(9,781)
zł	362,700		£72,217	0.1991	Prepaid Exp	1,903	—	1,903
A$	29,400	U.S.$	20,151	0.6854	Prepaid Exp	435	—	435
U.S.$	49,849		€44,635	0.8954	Prepaid Exp / (Accrued Exp)	10	(235)	(225)
Total fair value of financial instruments						$7,240	$(20,205)	$(12,965)

The impact of derivative financial instruments on the Consolidated Statements of Income during fiscal 2021, fiscal 2020 and fiscal 2019 are as follows:

		Amount of Gain (Loss) Recognized in Income by Derivative
In thousands	Location of Gain (Loss) Recognized in Income by Derivative	January 30, 2021	February 1, 2020	February 2, 2019
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(59,829)	$4,788	$(2,674)
Economic hedges for which hedge accounting was not elected:
Intercompany receivable	Selling, general and administrative expenses	—	3,257	18,823
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(5,638)	(9,780)	1,373
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	(4,249)	2,652	1,137
International lease liabilities	Cost of sales, including buying and occupancy costs	—	(1,113)	—
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(4,468)	10,484	60,407
(Loss) gain recognized in income		$(74,184)	$10,288	$79,066
Included in the table above are realized losses of $74 million in fiscal 2021 and realized gains of $20 million in fiscal 2020 and $74 million in fiscal 2019, all of which were largely offset by gains and losses on the underlying hedged item.
Note G. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020
Level 1
Assets:
Executive Savings Plan investments	$363,729	$305,777
Level 2
Assets:
Foreign currency exchange contracts	$4,149	$7,240
Diesel fuel contracts	4,880	—
Liabilities:
Foreign currency exchange contracts	$21,921	$10,278
Diesel fuel contracts	—	9,927

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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt at January 30, 2021 was $5.9 billion compared to a carrying value of $5.3 billion. The fair value of the current portion of long-term debt as of January 30, 2021 was $754 million compared to a carrying value of $750 million. For additional information on the new debt issuances, see Note K—Long-Term Debt and Credit Lines. The fair value of long-term debt at February 1, 2020 was $2.3 billion compared to a carrying value of $2.2 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, where as the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the years ended January 30, 2021, February 1, 2020 and February 2,
2019, the Company did not record any material impairments to long-lived assets.
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
All of TJX’s stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. HomeGoods and HomeSense offer home fashions. The percentages of our consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Apparel
Clothing including footwear	46%	51%	52%
Jewelry and accessories	15	16	15
Home fashions	39	33	33
Total	100%	100%	100%
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

Presented below is financial information with respect to TJX’s business segments:

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020	February 2, 2019
Net sales:
In the United States:
Marmaxx	$19,362,573	$25,664,805	$24,057,970
HomeGoods	6,096,237	6,355,770	5,787,365
TJX Canada	2,836,088	4,031,406	3,869,779
TJX International	3,842,064	5,664,996	5,257,820
Total net sales	$32,136,962	$41,716,977	$38,972,934
Segment profit (loss):
In the United States:
Marmaxx	$891,180	$3,469,794	$3,253,949
HomeGoods	509,562	680,520	671,871
TJX Canada	124,143	515,559	551,617
TJX International	(503,618)	307,081	285,790
Total segment profit	$1,021,267	$4,972,954	$4,763,227
General corporate expense	439,037	556,745	545,034
Loss on early extinguishment of debt	312,233	—	—
Interest expense, net	180,734	10,026	8,860
Pension settlement charge	—	—	36,122
Income before income taxes	$89,263	$4,406,183	$4,173,211

Business segment information (continued):

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020	February 2, 2019
Identifiable assets:
In the United States:
Marmaxx	$10,220,441	$11,162,890	$6,223,110
HomeGoods	2,851,131	2,785,006	1,416,687
TJX Canada	2,035,341	1,889,679	914,789
TJX International	4,389,261	4,284,385	2,344,033
Corporate(a)	11,317,381	4,023,043	3,427,410
Total identifiable assets(b)	$30,813,555	$24,145,003	$14,326,029
Capital expenditures:
In the United States:
Marmaxx	$216,186	$614,624	$598,955
HomeGoods	162,200	251,864	170,978
TJX Canada	43,879	101,862	82,333
TJX International	145,756	254,766	272,873
Total capital expenditures(c)	$568,021	$1,223,116	$1,125,139
Depreciation and amortization:
In the United States:
Marmaxx	$478,963	$473,908	$456,420
HomeGoods	135,205	124,360	110,978
TJX Canada	70,777	66,693	66,365
TJX International	175,824	197,262	180,631
Corporate(d)	9,989	5,080	5,261
Total depreciation and amortization	$870,758	$867,303	$819,655
(a)Corporate identifiable assets consist primarily of cash, the trust assets in connection with the Executive Savings Plan and the investment in Familia. Consolidated cash, including cash held in the Company’s foreign entities, is included with corporate assets for consistency with the reporting of cash for the Company’s segments in the U.S. The increase in Corporate identifiable assets in fiscal 2021 is primarily attributable to the increase in cash.
(b)On February 3, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method under ASU 2018-11, allowing it to not restate its prior period Consolidated Balance Sheets to reflect the new guidance. The adoption of the new lease standard significantly increased assets and current and long term liabilities on the Company’s Consolidated Balance Sheets as it recorded operating lease right of use assets and corresponding operating lease liabilities. For additional information, see Note M—Leases.
(c)Fiscal 2021 reduction in capital spending due to the COVID-19 pandemic.
(d)Includes debt discount accretion and debt expense amortization.
Note I. Stock Incentive Plan
TJX has a Stock Incentive Plan under which options and other share-based awards may be granted to its directors, officers and key employees. This plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 695.7 million shares with 33.9 million shares available for future grants as of January 30, 2021. TJX issues shares under the plan from authorized but unissued common stock.
Total compensation cost related to share-based compensation was $59 million, $125 million and $104 million in fiscal 2021, 2020 and 2019, respectively. As of January 30, 2021, there was $149 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2 years.
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

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Risk-free interest rate	0.28%	1.65%	2.88%
Dividend yield(a)	1.4%	1.6%	1.4%
Expected volatility factor	26.5%	23.4%	23.5%
Expected option life	5.0 years	4.9 years	4.9 years
Weighted average fair value of options issued	$11.29	$10.84	$11.85
(a)The reduction in the yield reflects the temporary suspension of dividends due to the COVID-19 pandemic. TJX calculated an implied dividend yield of 1.4% by anticipating dividends to resume. The decrease in expected dividend yield reflects the suspension of dividend payments during the first nine months of fiscal 2021.
The risk-free interest rate is for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate option exercises, employee termination behavior and dividend yield within the valuation model. Expected volatility is based on a combination of implied volatility from traded options on our stock, and historical volatility during a term approximating the expected life of the option granted. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical exercise trends. Employee groups and option characteristics are considered separately for valuation purposes when applicable.
A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below:

	Fiscal Year Ended
Shares in thousands	January 30, 2021		February 1, 2020		February 2, 2019
	Options	WAEP	Options	WAEP	Options	WAEP
Outstanding at beginning of year	45,065	$36.81	49,053	$32.02	55,260	$27.52
Granted	6,268	57.32	6,150	56.74	6,143	53.98
Exercised	(8,239)	25.68	(9,518)	24.40	(11,670)	21.88
Forfeitures	(490)	52.96	(620)	46.37	(680)	38.59
Outstanding at end of year	42,604	$41.79	45,065	$36.81	49,053	$32.02
Options exercisable at end of year	30,659	$36.05	32,276	$31.04	34,344	$26.95
The total intrinsic value of options exercised was $279 million in fiscal 2021, $293 million in fiscal 2020 and $284 million in fiscal 2019.
The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of January 30, 2021:

	Shares (in thousands)	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest(a)	11,060	$82,510	9.0 years	$56.58
Options exercisable	30,659	$858,015	5.0 years	$36.05
Total outstanding options vested and expected to vest	41,719	$940,525	6.1 years	$41.50
(a)Reflects 11.9 million unvested options, net of anticipated forfeitures.

Stock Awards
TJX grants restricted stock units and performance share units under the Stock Incentive Plan. Restricted stock units, performance share units, and previously-granted performance-based stock awards are collectively referred to as stock awards. These awards were granted without a purchase price to the recipient and are subject to vesting conditions. Vesting conditions for performance share units and performance-based stock awards include specified performance criteria, generally for a period of three fiscal years. The grant date fair value of the stock awards is charged to income over the requisite service period during which the recipient must remain employed. The fair value of the stock awards is determined at date of grant in accordance with ASC Topic 718 and, for performance share units and performance-based stock awards, assumes that performance goals will be achieved at target. Performance share units, performance-based stock awards and related compensation costs recognized are adjusted, as applicable, for performance above or below the target specified in the award.
During fiscal 2021, TJX determined that performance share unit awards granted during fiscal 2019 and fiscal 2020 were not expected to vest under the original performance vesting conditions. As a result, the expense previously recognized for these awards was reversed which decreased fiscal 2021 compensation expense by $55 million. In January 2021, for certain participants, a discretionary payout with respect to performance share unit awards granted during fiscal 2019 was approved and constituted a modification of the awards during fiscal 2021. Under ASC Topic 718 the modification requires that the fair value of these awards be adjusted to reflect the fair value on the date of the modification and resulted in a stock compensation charge of $16 million in fiscal 2021.
A summary of the status of our nonvested stock awards and changes during fiscal 2021 is presented below:

	Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	3,445	$44.54
Granted	857	56.24
Vested	(1,317)	43.25
Forfeited	(14)	48.04
Modification	(50)	52.17
Nonvested at end of year	2,921	51.36
There were 857,216 units with a weighted average grant date fair value of $56.24, granted in fiscal 2021, 1,001,849 units, with a weighted average grant date fair value of $53.20, granted in fiscal 2020, and 1,267,802 units, with a weighted average grant date fair value of $41.17, granted in fiscal 2019. The fair value of awards that vested was $57 million in fiscal 2021, $38 million in fiscal 2020, and $30 million in fiscal 2019.
Other Awards
TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. As of the end of fiscal 2021, a total of 665,477 of these deferred shares were outstanding under the plan.
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

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,532,416	$1,221,170	$104,823	$96,759
Service cost	50,123	44,685	2,430	2,059
Interest cost	50,210	52,172	3,283	3,740
Actuarial losses	13,758	237,125	8,229	4,682
Benefits paid	(24,527)	(19,891)	(5,287)	(2,417)
Expenses paid	(2,706)	(2,845)	—	—
Projected benefit obligation at end of year	$1,619,274	$1,532,416	$113,478	$104,823
Accumulated benefit obligation at end of year	$1,481,505	$1,383,298	$97,451	$88,038

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Change in plan assets:
Fair value of plan assets at beginning of year	$1,562,274	$1,245,335	$—	$—
Actual return on plan assets	151,594	239,675	—	—
Employer contribution	100	100,000	5,287	2,417
Benefits paid	(24,527)	(19,891)	(5,287)	(2,417)
Expenses paid	(2,706)	(2,845)	—	—
Fair value of plan assets at end of year	$1,686,735	$1,562,274	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,619,274	$1,532,416	$113,478	$104,823
Fair value of plan assets at end of year	1,686,735	1,562,274	—	—
Funded status – excess (asset) obligation	$(67,461)	$(29,858)	$113,478	$104,823
Net (asset) liability recognized on Consolidated Balance Sheets	$(67,461)	$(29,858)	$113,478	$104,823
Amounts not yet reflected in net periodic benefit cost and included in Accumulated other comprehensive income (loss):
Prior service cost	$803	$1,181	$—	$—
Accumulated actuarial losses	245,506	316,695	35,880	32,266
Amounts included in Accumulated other comprehensive income (loss)	$246,309	$317,876	$35,880	$32,266
The Consolidated Balance Sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in Accumulated other comprehensive income (loss). The combined net accrued liability of $46 million at January 30, 2021 is reflected on the Consolidate Balance Sheets as of that date as a current liability of $7 million, a long-term liability of $106 million, and a long-term asset of $67 million. The combined net accrued liability of $75 million at February 1, 2020 is reflected on the Consolidated Balance Sheets as of that date as a current liability of $3 million, a long-term liability of $102 million, and a long-term asset of $30 million.
The reduction in the actuarial losses included in Accumulated other comprehensive income (loss) for the funded plan for fiscal 2021 was driven by the actual return on assets which exceeded our estimated return by $63 million.

TJX determined the assumed discount rate using the BOND: Link model in fiscal 2021 and fiscal 2020. TJX uses the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans’ expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
Discount rate	3.20%	3.30%	2.80%	3.10%
Rate of compensation increase(a)	4.00%	4.00%	4.00%	4.00%
(a)As of fiscal 2020, the rate of compensation increase for the Unfunded Plan, reflects the rate for participants eligible for the alternative benefit as the participants eligible for the primary benefit no longer accrue benefits under this plan.
TJX made aggregate cash contributions of $5 million in fiscal 2021, $102 million in fiscal 2020 and $106 million in fiscal 2019 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. The Company does not anticipate any required funding in fiscal 2022 for the funded plan. The Company anticipates making contributions of $4 million to provide current benefits coming due under the unfunded plan in fiscal 2022.
The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) related to our pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020	February 2, 2019	January 30, 2021	February 1, 2020	February 2, 2019
Net periodic pension cost:
Service cost	$50,123	$44,685	$45,342	$2,430	$2,059	$2,391
Interest cost	50,210	52,172	54,355	3,283	3,740	3,600
Expected return on plan assets	(88,997)	(74,141)	(79,190)	—	—	—
Amortization of prior service cost	377	377	377	—	—	—
Amortization of net actuarial loss	22,351	19,055	12,250	4,616	3,124	3,409
Settlement charge	—	—	36,122	—	—	—
Total expense	$34,064	$42,148	$69,256	$10,329	$8,923	$9,400
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	(48,838)	$71,590	$68,770	$8,229	$4,682	$5,955
Amortization of net (loss)	(22,351)	(19,055)	(12,250)	(4,616)	(3,124)	(3,409)
Settlement charge	—	—	(36,122)	—	—	—
Amortization of prior service cost	(377)	(377)	(377)	—	—	—
Total recognized in other comprehensive income (loss)	$(71,566)	$52,158	$20,021	$3,613	$1,558	$2,546
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(37,502)	$94,306	$89,277	$13,942	$10,481	$11,946
Weighted average assumptions for expense purposes:
Discount rate	3.30%	4.30%	4.00%/4.40%	3.10%	4.10%	3.80%
Expected rate of return on plan assets	5.75%	6.00%	6.00%/6.00%	N/A	N/A	N/A
Rate of compensation increase(a)	4.00%	4.00%	4.00%	4.00%	6.00%	6.00%
(a)For fiscal 2020 and fiscal 2019, the rate of compensation increase for participants eligible for the primary benefit under the unfunded plan is 6.00%. The assumed rate of compensation increase for participants eligible for the alternative benefit under the unfunded plan is 4.00%.

During the third quarter of fiscal 2019, TJX annuitized and transferred current pension obligations for certain U.S. retirees and beneficiaries under the funded plan through the purchase of a group annuity contract with an insurance company. TJX transferred $207 million of pension plan assets to the insurance company, thereby reducing its pension benefit obligations. The transaction had no cash impact on TJX but did result in a non-cash pre-tax pension settlement charge of $36 million, which is reported separately on the Consolidated Statements of Income. As a result of the annuity purchase the Company re-measured the funded status of its pension plan as of September 30, 2018. The assumptions for pension expense presented above include a discount rate of 4.00% through the measurement date and 4.40% thereafter. The expected rate of return on plan assets is 6.00% through the measurement date and 6.00% thereafter. The discount rate for determining the obligation at the measurement date is 4.40%.
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
The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In thousands	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year
2022	$35,475	$4,088
2023	40,692	45,914
2024	46,242	6,148
2025	51,865	7,356
2026	57,629	7,992
2027 through 2031	371,352	37,035
The following tables present the fair value hierarchy (See Note G—Fair Value Measurements) for pension assets measured at fair value on a recurring basis as of January 30, 2021 and February 1, 2020:

	Funded Plan at January 30, 2021
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$8,598	$—	$8,598
Equity Securities	174,691	—	174,691
Fixed Income Securities:
Corporate and government bond funds	—	548,667	548,667
Futures Contracts	—	4,896	4,896
Total assets in the fair value hierarchy	$183,289	$553,563	$736,852
Assets measured at net asset value(a)	—	—	949,883
Fair value of assets	$183,289	$553,563	$1,686,735

	Funded Plan at February 1, 2020
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$109,953	$—	$109,953
Equity Securities	231,607	—	231,607
Fixed Income Securities:
Corporate and government bond funds	—	480,519	480,519
Futures Contracts	—	(2,540)	(2,540)
Total assets in the fair value hierarchy	$341,560	$477,979	$819,539
Assets measured at net asset value(a)	—	—	742,735
Fair value of assets	$341,560	$477,979	$1,562,274
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
The following is a summary of TJX’s target allocation guidelines for qualified pension plan assets as of January 30, 2021 along with the actual allocation of qualified pension plan assets as of the valuation date for the fiscal years presented:

	Target Allocation	January 30, 2021	February 1, 2020
Return-seeking assets	50%	48%	44%
Liability-hedging assets	50%	51%	49%
All other – primarily cash	—%	1%	7%
Under TJX’s investment policy, plan assets are to be invested with the objective of generating investment returns that, in combination with funding contributions, provide adequate assets to meet all current and reasonably anticipated future benefit obligations under the plan. The investment policy includes a dynamic asset allocation strategy, whereby, over time, in connection with any improvements in the plan’s funded status, the target allocation of return-seeking assets (generally, equities and other instruments with similar risk profile) may decline and the target allocation of liability-hedging assets (generally, fixed income and other instruments with a similar risk profile) may increase. Risks are sought to be mitigated through asset diversification and the use of multiple investment managers. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

Other Retirement Benefits
TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees and a similar type of plan for eligible employees in Puerto Rico. Employees may contribute up to 50% of eligible pay, subject to limitations. TJX matches employee contributions, up to 5% of eligible pay, including a basic match at rates of 25% or 75% (based upon date of hire and other eligibility criteria) plus a discretionary match, generally up to 25%, based on TJX’s performance. TJX may also make additional discretionary contributions. Eligible employees are automatically enrolled in the U.S. plan at a 2% deferral rate, unless the employee elects otherwise. The total cost of TJX contributions to these plans was $61 million in fiscal 2021, $59 million in fiscal 2020 and $61 million in fiscal 2019.
TJX also has a nonqualified savings plan (the Executive Savings Plan) for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $3 million in fiscal 2021, $7 million in fiscal 2020 and $6 million in fiscal 2019. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.
In addition to the plans described above, TJX also contributes to retirement/deferred savings programs for eligible Associates at certain of its foreign subsidiaries. The Company contributed $22 million for these programs in fiscal 2021, $20 million for these programs in fiscal 2020 and $15 million in fiscal 2019.
Multiemployer Pension Plans
TJX contributes to certain multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $19 million in fiscal 2021, $20 million in fiscal 2020 and $19 million in fiscal 2019 to the Legacy Plan of the National Retirement Fund (EIN #13-6130178, plan #1), the Adjustable Plan of the National Retirement Fund (EIN #13-6130178, plan #2), the Legacy Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #1) and the Adjustable Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #2). TJX was listed in the Form 5500 for the Legacy Plan of the National Retirement Fund and the Adjustable Plan of the National Retirement Fund as providing more than 5% of the total contributions for the plan year ending December 31, 2019. In addition, based on information available to TJX, the Pension Protection Act Zone Status for each of the Legacy Plan of the National Retirement Fund and the Legacy Plan of the UNITE HERE Retirement Fund is Critical and rehabilitation plans have been implemented.
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

Note K. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of January 30, 2021 and February 1, 2020. All amounts are net of unamortized debt discounts.

In thousands	January 30, 2021	February 1, 2020
General corporate debt:
2.750% senior unsecured notes, maturing June 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $25 and $100 in fiscal 2021 and 2020, respectively)	$749,975	$749,900
2.500% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $100 and $145 in fiscal 2021 and 2020, respectively)	499,900	499,855
3.500% senior unsecured notes, maturing April 15, 2025 (effective interest rate of 3.58% after reduction of unamortized debt discount of $4,208 in fiscal 2021)	1,245,792	—
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $4,165 and $4,911 in fiscal 2021 and 2020, respectively)	995,835	995,089
3.750% senior unsecured notes, maturing April 15, 2027 (effective interest rate of 3.76% after reduction of unamortized debt discount of $456 in fiscal 2021)	749,544	—
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount of $939 in fiscal 2021)	499,061	—
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount of $568 in fiscal 2021)	495,282	—
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount of $610 in fiscal 2021)	499,390	—
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount of $2,208 in fiscal 2021)	383,291	—
Total Debt	6,118,070	2,244,844
Current maturities of long-term debt, net of debt issuance costs	(749,684)	—
Debt issuance cost	(35,465)	(8,219)
Long-term debt	$5,332,921	$2,236,625
The aggregate maturities of long-term debt, inclusive of current installments at January 30, 2021 are as follows:

In thousands	Long-Term Debt
Fiscal Year
2022	$750,000
2023	—
2024	500,000
2025	—
2026	1,250,000
Later years	3,631,349
Less: amount representing unamortized debt discount	(13,279)
Less: amount representing debt issuance cost	(35,465)
Less: current maturities of long-term debt	(749,684)
Aggregate maturities of long-term debt	$5,332,921
In April 2020, given the rapidly changing environment and level of uncertainty created by the COVID-19 pandemic and the associated impact on future earnings, TJX completed the issuance and sale of (a) $1.25 billion aggregate principal amount of 3.500% notes due 2025, (b) $750 million aggregate principal amount of 3.750% notes due 2027, (c) $1.25 billion aggregate principal amount of 3.875% notes due 2030 and (d) $750 million aggregate principal amount of 4.500% notes due 2050. Interest on these notes are payable semi-annually. In December 2020, TJX accepted $1.12 billion in aggregate principal amount of certain of its notes issued in April 2020 pursuant to cash tender offers as follows: $365 million of the 2050 Notes and $754 million of the 2030 Notes. TJX paid $1.42 billion aggregate consideration in connection with the tender offers (including transaction costs) and recorded a $0.3 billion pre-tax loss on the early extinguishment for the accepted notes.

In November 2020, TJX completed the issuance of (a) $500 million aggregate principal amount of 1.150% notes due 2028 and (b) $500 million aggregate principal amount of 1.600% notes due 2031. Cash proceeds, net of discounts and other issuance costs, were $990 million. Interest on the 2028 and 2031 Notes is payable semi-annually beginning May 2021. TJX used the net proceeds from the offering of the 2028 and 2031 Notes to partially fund the purchase of the accepted notes from its December 2020 tender offers.
At January 30, 2021, TJX had outstanding $1 billion aggregate principal amount of 2.250% ten-year notes due September 2026 and $500 million aggregate principal amount of 2.500% ten-year notes due May 2023. TJX entered into a rate-lock agreement to hedge $700 million of the 2.250% notes and $250 million of the 2.500% notes prior to their issuance. The cost of these agreements are being amortized to interest expense over the term of the notes resulting in an effective fixed rate of 2.36% for the 2.25% notes and 2.57% for the 2.50% notes.
At January 30, 2021, TJX also had outstanding $750 million aggregate principal amount of 2.750% seven-year notes due June 2021. TJX also entered into rate-lock agreements to hedge the underlying treasury rate of all of the 2.750% notes prior to their issuance. The agreements were accounted for as cash flow hedges and the pre-tax realized loss of $8 million was recorded as a component of other comprehensive income and is being amortized to interest expense over the term of the notes, resulting in an effective fixed interest rate of 2.91%.
At January 30, 2021, TJX had a $500 million 364 Day Revolving Credit Facility that matures in August 2021 (the “364-Day Revolving Credit Facility”), a $500 million revolving credit facility that matures in March 2022 (the “2022 Revolving Credit Facility”), and a $500 million revolving credit facility that matures in May 2024 (the “2024 Revolving Credit Facility”). Under these credit facilities, TJX has borrowing capacity of $1.5 billion, all of which remains available to the Company. In July 2020, TJX paid off the $1 billion it had drawn down on the 2022 Revolving Credit Facility and 2024 Revolving Credit Facility during the first quarter of fiscal 2021. The six-month interest rate on these borrowings was 1.757% through May 15, 2020, and increased to 2.007% through the payoff date. The terms of these revolving credit facilities require quarterly payments on the committed amount and payment of interest on borrowings at rates based on LIBOR or a base rate plus a variable margin, in each case based on the TJX’s long term debt ratings. The 2022 Revolving Credit Facility and the 2024 Revolving Credit Facility require usages fees based on total credit extensions under such facilities. As of January 30, 2021 and February 1, 2020, there were no amounts outstanding under these facilities.
Beginning with the fiscal quarter ending May 1, 2021, the terms and covenants under the revolving credit facilities require TJX to maintain a quarterly-tested leverage ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (“EBITDAR”) of not more than 5.00 to 1.00 for the four fiscal quarter period then ended (a “Test Period”), with an incremental 0.50 stepdown each Test Period thereafter, until the fourth quarter of fiscal 2022 when the new covenant of 3.50 to 1.00 permanently applies. In addition, TJX is required to maintain a minimum liquidity of at least $1.5 billion through the period ending April 30, 2021, and a minimum EBITDAR of $650 million for the fiscal quarter ending January 30, 2021. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
As of January 30, 2021 and February 1, 2020, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of January 30, 2021 and February 1, 2020, and during the years then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of January 30, 2021 and February 1, 2020, and during the years then ended, our European business at TJX International had an uncommitted credit line of £5 million. As of January 30, 2021 and February 1, 2020, there were no amounts outstanding on the European credit line.
Note L. Income Taxes
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020	February 2, 2019
United States	$642,482	$3,742,227	$3,463,785
Foreign	(553,219)	663,956	709,426
Income before income taxes	$89,263	$4,406,183	$4,173,211

The (benefit) provision for income taxes includes the following:

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020	February 2, 2019
Current:
Federal	$189,854	$708,508	$711,369
State	36,246	250,830	251,187
Foreign	4,985	181,061	238,692
Deferred:
Federal	(97,705)	9,409	(62,278)
State	(25,406)	(8,203)	(27,831)
Foreign	(109,181)	(7,615)	2,274
(Benefit) provision for income taxes	$(1,207)	$1,133,990	$1,113,413
TJX had net deferred tax assets (liabilities) as follows:

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020
Deferred tax assets:
Net operating loss carryforward	$171,568	$57,886
Pension, stock compensation, postretirement and employee benefits	272,872	290,144
Operating lease liabilities	2,409,392	2,384,486
Accruals and reserves	239,696	125,022
Other	14,750	16,349
Total gross deferred tax assets	$3,108,278	$2,873,887
Valuation allowance	(76,682)	(60,086)
Net deferred tax asset	$3,031,596	$2,813,801
Deferred tax liabilities:
Property, plant and equipment	$530,675	$557,848
Capitalized inventory	47,769	46,778
Operating lease right of use assets	2,321,733	2,315,690
Tradename / intangibles	17,391	15,705
Undistributed foreign earnings	4,789	1,806
Other	19,212	6,012
Total deferred tax liabilities	$2,941,569	$2,943,839
Net deferred tax asset (liability)	$90,027	$(130,038)
Non-current asset	$127,191	$12,132
Non-current liability	(37,164)	(142,170)
Total	$90,027	$(130,038)
TJX has provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through January 30, 2021. The Company has not provided for federal, state, or foreign withholding taxes on the approximately $1 billion of undistributed earnings related to all other foreign subsidiaries as such earnings are considered to be indefinitely reinvested in the business. The net amount of unrecognized state and foreign withholding tax liabilities related to the undistributed earnings is not material.

As of January 30, 2021 and February 1, 2020, for state income tax purposes, TJX had net operating loss carryforwards of $224 million and $190 million respectively, which expire, if unused, in the years 2022 through 2041. TJX has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance of $14 million has been provided for the deferred tax asset as of January 30, 2021 and $13 million as of February 1, 2020.
The Company had available for foreign income tax purposes net operating loss carryforwards of $626 million (related to Australia, Austria, Germany, the Netherlands, Poland and the U.K.) as of January 30, 2021, and $156 million (related to Australia, Austria and the Netherlands) as of February 1, 2020. Of the net operating loss carryforwards as of January 30, 2021, $48 million will expire, if unused, in fiscal years 2025 through 2028. The remaining loss carryforwards do not expire. For the deferred tax assets associated with the net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized, TJX had valuation allowances recorded of approximately $62 million as of January 30, 2021, and approximately $47 million as of February 1, 2020.
The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Effective state income tax rate	28.1	4.6	4.5
Impact of foreign operations	21.4	0.8	1.2
Excess share-based compensation	(59.4)	(1.3)	(1.2)
Tax credits	(8.9)	—	—
Nondeductible / nontaxable items	(3.3)	—	—
Impact of 2017 Tax Act	—	—	1.5
All other	(0.3)	0.6	(0.3)
Worldwide effective income tax rate	(1.4)%	25.7%	26.7%
TJX’s effective income tax rate decreased for fiscal 2021 as compared to fiscal 2020. The decrease in the fiscal 2021 effective income tax rate is primarily driven by the negative impact of the COVID-19 pandemic to the Company’s results and the change in the jurisdictional mix of income and losses. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The CARES Act does not have a significant impact on our fiscal 2021 tax expense.
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
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the 2017 Tax Act. The Company completed our analysis in the fourth quarter of fiscal 2019 and determined there was no material adjustment to the income tax expense. The Company has recorded current tax on GILTI relative to fiscal 2020 operations and will continue to account for GILTI as a period cost when incurred.
TJX had net unrecognized tax benefits of $272 million as of January 30, 2021, $255 million as of February 1, 2020 and $233 million as of February 2, 2019.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020	February 2, 2019
Balance, beginning of year	$259,359	$244,195	$61,704
Additions for uncertain tax positions taken in current year	11,751	21,559	7,406
Additions for uncertain tax positions taken in prior years	834	722	177,741
Reductions resulting from lapse of statute of limitations	(2,352)	(4,022)	(1,388)
Settlements with tax authorities	(221)	(3,095)	(1,268)
Balance, end of year	$269,371	$259,359	$244,195
Included in the gross amount of unrecognized tax benefits are items that will impact future effective tax rates upon recognition. These items amounted to $250 million as of January 30, 2021, $240 million as of February 1, 2020 and $222 million as of February 2, 2019.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $8 million for the year ended January 30, 2021, $5 million for the year ended February 1, 2020 and $12 million for the year ended February 2, 2019. The accrued amounts for interest and penalties are $36 million as of January 30, 2021, $28 million as of February 1, 2020 and $24 million as of February 2, 2019.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of January 30, 2021. During the next twelve months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by $0 to $40 million, which would reduce the provision for taxes on earnings.
Note M. Leases
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

Supplemental balance sheet information related to leases is as follows:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020
Weighted-average remaining lease term	6.8 years	7.2 years
Weighted-average discount rate	2.6%	2.9%

The following table is a summary of the Company’s components of net lease cost for the fiscal years ended:

		Fiscal Year Ended
In thousands	Classification	January 30, 2021	February 1, 2020
Operating lease cost	Cost of sales, including buying and occupancy costs	$1,820,396	$1,752,122
Variable and short term lease cost	Cost of sales, including buying and occupancy costs	1,162,971	1,226,716
Total lease cost		$2,983,367	$2,978,838
Supplemental cash flow information related to leases is as follows:

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,663,005	$1,736,403
Lease liabilities arising from obtaining right of use assets	$1,380,402	$1,786,212
During fiscal 2021, the Company negotiated rent deferrals (primarily for second quarter lease payments) for a significant number of our stores, with repayment at later dates, primarily in fiscal 2022. See Note B—Impact of the COVID-19 Pandemic for additional information.
The following table summarizes the maturity of lease liabilities under operating leases as of January 30, 2021:

In thousands	January 30, 2021
Fiscal Year
2022	$2,049,652
2023	1,741,490
2024	1,559,123
2025	1,331,267
2026	1,087,555
Later years	2,507,701
Total lease payments(a)	10,276,788
Less: imputed interest(b)	855,967
Total lease liabilities(c)	$9,420,821
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

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020
Employee compensation and benefits, current	$946,229	$819,368
Merchandise credits and gift certificates	576,187	500,844
Dividends payable	315,604	281,703
Occupancy costs, including rent, utilities and real estate taxes	314,850	283,383
Sales tax collections and V.A.T. taxes	115,409	195,059
Accrued capital additions	89,110	125,361
All other current liabilities	1,114,070	836,056
Total accrued expenses and other current liabilities	$3,471,459	$3,041,774
All other current liabilities include accruals for insurance, expense payables, customer rewards liability, reserve for sales returns, reserve for taxes, interest, advertising, fair value of derivatives and other items, each of which is individually less than 5% of current liabilities.
The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020
Employee compensation and benefits, long-term	$679,661	$514,788
Tax reserve, long-term	264,104	255,371
Asset retirement obligation	58,385	52,214
All other long-term liabilities	61,752	28,743
Total other long-term liabilities	$1,063,902	$851,116

Note O. Contingent Obligations, Contingencies, and Commitments
Contingent Obligations
TJX has contingent obligations on leases, for which it was a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. The Company has had numerous leases from its former operations where its guarantee required it to satisfy some of these lease obligations and TJX established appropriate reserves. The Company may be contingently liable on up to eight leases of former TJX businesses, for which the Company believes the likelihood of future liability to TJX is remote. The Company may also be contingently liable for assignments and subleases if the assignees or subtenants do not fulfill their obligations. TJX estimates the undiscounted value of these contingent obligations as of January 30, 2021 to be approximately $11 million. TJX believes that most or all of these contingent obligations will not revert to the Company and, to the extent they do, may be resolved for substantially less due to mitigating factors including TJX's ability to potentially further sublet.
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
Contingencies
TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of our business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class, collective, and/or representative actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes. The lawsuits are in various procedural stages and seek monetary damages, injunctive relief and attorneys’ fees. In connection with ongoing litigation, an immaterial amount has been accrued in the accompanying Consolidated Financial Statements.

Letters of Credit
TJX had outstanding letters of credit totaling $28 million as of January 30, 2021 and $30 million as of February 1, 2020. Letters of credit are issued by TJX primarily for the purchase of inventory.
Note P. Supplemental Cash Flow Information
TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In thousands	January 30, 2021	February 1, 2020	February 2, 2019
Cash paid for:
Interest on debt(a)	$153,045	$56,322	$64,007
Income taxes(b)	146,008	1,280,680	1,147,511
Non-cash investing and financing activity:
Dividends payable	$33,714	$40,226	$42,943
Property additions	(36,251)	6,189	28,836
Build-to-suit construction in progress(c)	—	—	(40,911)
Build-to-suit lease obligation(c)	—	—	40,911
(a)Increased interest is due to the issuance of additional debt due to the COVID-19 pandemic.
(b)Decreased income taxes is primarily due to lower profits due to the COVID-19 pandemic and the change in the jurisdictional mix of profits and losses.
(c)The assets and liabilities related to non-TJX owned properties that had previously existed under build-to-suit accounting have been de-recognized in fiscal 2020 upon adoption of the new lease accounting standard.
Note Q. Selected Quarterly Financial Data (Unaudited)
Presented below is selected quarterly consolidated financial data for fiscal 2021 and fiscal 2020 which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly, in all material respects, the information set forth therein on a consistent basis.

Amounts in thousands except per share amounts	First Quarter(a)	Second Quarter(a)	Third Quarter(a)	Fourth Quarter(a)
Fiscal Year Ended January 30, 2021
Net sales	$4,408,888	$6,667,575	$10,117,289	$10,943,210
Gross earnings(b)	(5,577)	1,493,085	3,055,004	3,060,635
Net income(c)	(887,489)	(214,220)	866,656	325,523
Basic earnings per share(d)	(0.74)	(0.18)	0.72	0.27
Diluted earnings per share(d)	(0.74)	(0.18)	0.71	0.27
Fiscal Year Ended February 1, 2020
Net sales	$9,277,585	$9,781,596	$10,451,334	$12,206,462
Gross earnings(b)	2,639,700	2,755,539	3,011,301	3,464,657
Net income	700,178	758,962	828,263	984,790
Basic earnings per share	0.58	0.63	0.69	0.82
Diluted earnings per share	0.57	0.62	0.68	0.81
(a)Fiscal 2021 quarters reflect the impact of the COVID-19 pandemic.
(b)Gross earnings equal net sales less cost of sales, including buying and occupancy costs.
(c)The fourth quarter of fiscal 2021 includes a $0.3 billion early extinguishment of debt charge.
(d)As a result of the net loss for the first and second quarters of fiscal 2021, basic and diluted earnings per share were the same.