Form 10-Q
period 2021-05-01
TJX COMPANIES INC /DE/
filed 2021-05-28
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of May 21, 2021: 1,206,487,186

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net sales	$10,086,661	$4,408,888
Cost of sales, including buying and occupancy costs	7,255,635	4,414,465
Selling, general and administrative expenses	2,064,992	1,313,920
Interest expense, net	44,688	23,351
Income (loss) before income taxes	721,346	(1,342,848)
(Provision) benefit for income taxes	(187,416)	455,359
Net income (loss)	$533,930	$(887,489)
Basic earnings (loss) per share	$0.44	$(0.74)
Weighted average common shares – basic	1,205,439	1,197,809
Diluted earnings (loss) per share	$0.44	$(0.74)
Weighted average common shares – diluted	1,221,517	1,197,809
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net income (loss)	$533,930	$(887,489)
Additions to other comprehensive income (loss):
Foreign currency translation adjustments, net of related tax provision of $2,898 in fiscal 2022 and tax benefit of $6,948 in fiscal 2021	22,249	(129,158)
Reclassifications from other comprehensive income (loss) to net income (loss):
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $1,056 in fiscal 2022 and $1,746 in fiscal 2021	2,901	4,797
Amortization of loss on cash flow hedge, net of related tax provisions of $603 in fiscal 2022 and $76 in fiscal 2021	(263)	208
Other comprehensive income (loss), net of tax	24,887	(124,153)
Total comprehensive income (loss)	$558,817	$(1,011,642)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	May 1, 2021	January 30, 2021	May 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$8,775,485	$10,469,570	$4,287,835
Accounts receivable, net	621,177	461,139	172,463
Merchandise inventories	5,114,643	4,337,389	4,945,720
Prepaid expenses and other current assets	440,533	434,977	408,587
Federal, state and foreign income taxes recoverable	64,211	36,262	481,643
Total current assets	15,016,049	15,739,337	10,296,248
Net property at cost	5,067,824	5,036,096	5,201,697
Non-current deferred income taxes, net	135,765	127,191	36,742
Operating lease right of use assets	9,121,628	8,989,998	9,073,898
Goodwill	99,324	98,998	94,469
Other assets	860,844	821,935	712,186
TOTAL ASSETS	$30,301,434	$30,813,555	$25,415,240
LIABILITIES
Current liabilities:
Accounts payable	$4,433,295	$4,823,397	$1,071,190
Accrued expenses and other current liabilities	3,536,637	3,471,459	2,187,885
Current portion of operating lease liabilities	1,650,574	1,677,605	1,399,290
Current portion of long-term debt	—	749,684	—
Federal, state and foreign income taxes payable	286,455	81,523	11,182
Total current liabilities	9,906,961	10,803,668	4,669,547
Other long-term liabilities	1,033,236	1,063,902	786,008
Non-current deferred income taxes, net	33,930	37,164	113,229
Long-term operating lease liabilities	7,853,229	7,743,216	7,914,825
Long-term debt	5,334,864	5,332,921	7,192,413
Commitments and contingencies (See Note K)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,206,386,746; 1,204,698,124 and 1,197,877,094 respectively	1,206,387	1,204,698	1,197,877
Additional paid-in capital	321,475	260,515	8,104
Accumulated other comprehensive loss	(581,184)	(606,071)	(797,324)
Retained earnings	5,192,536	4,973,542	4,330,561
Total shareholders’ equity	6,139,214	5,832,684	4,739,218
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,301,434	$30,813,555	$25,415,240
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities:
Net income (loss)	$533,930	$(887,489)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	215,379	219,460
Loss on property disposals and impairment charges	931	26,424
Deferred income tax (benefit)	(16,181)	(48,464)
Share-based compensation	50,536	(11,531)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(156,999)	210,419
(Increase) in merchandise inventories	(750,553)	(136,027)
(Increase) in income taxes recoverable	(27,949)	(434,674)
Decrease (increase) in prepaid expenses and other current assets	12,254	(39,580)
(Decrease) in accounts payable	(410,244)	(1,567,597)
Increase (decrease) in accrued expenses and other liabilities	12,214	(578,178)
Increase (decrease) in income taxes payable	203,740	(13,290)
(Decrease) increase in net operating lease liabilities	(50,319)	65,578
Other, net	(49,466)	34,466
Net cash (used in) operating activities	(432,727)	(3,160,483)
Cash flows from investing activities:
Property additions	(225,293)	(210,525)
Purchase of investments	(7,345)	(14,792)
Sales and maturities of investments	7,733	4,214
Net cash (used in) investing activities	(224,905)	(221,103)
Cash flows from financing activities:
Payments on debt	(750,000)	—
Proceeds from long-term debt including revolving credit facilities	—	4,988,452
Payments for debt issuance expenses	—	(33,872)
Payments for repurchase of common stock	—	(201,500)
Cash dividends paid	(315,215)	(278,250)
Proceeds from issuance of common stock	36,539	37,444
Payments of employee tax withholdings for performance based stock awards	(24,426)	(21,765)
Net cash (used in) provided by financing activities	(1,053,102)	4,490,509
Effect of exchange rate changes on cash	16,649	(37,840)
Net (decrease) increase in cash and cash equivalents	(1,694,085)	1,071,083
Cash and cash equivalents at beginning of year	10,469,570	3,216,752
Cash and cash equivalents at end of period	$8,775,485	$4,287,835
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 30, 2021	1,204,698	$1,204,698	$260,515	$(606,071)	$4,973,542	$5,832,684
Net income	—	—	—	—	533,930	533,930
Other comprehensive income, net of tax	—	—	—	24,887	—	24,887
Cash dividends declared on common stock	—	—	—	—	(314,936)	(314,936)
Recognition of share-based compensation	—	—	50,536	—	—	50,536
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	1,689	1,689	10,424	—	—	12,113
Balance, May 1, 2021	1,206,387	$1,206,387	$321,475	$(581,184)	$5,192,536	$6,139,214

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, February 1, 2020	1,199,100	$1,199,100	$—	$(673,171)	$5,422,283	$5,948,212
Net (loss)	—	—	—	—	(887,489)	(887,489)
Other comprehensive (loss), net of tax	—	—	—	(124,153)	—	(124,153)
Recognition (reversal) of share-based compensation	—	—	20,304	—	(31,835)	(11,531)
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	2,164	2,164	13,515	—	—	15,679
Common stock repurchased and retired	(3,387)	(3,387)	(25,715)	—	(172,398)	(201,500)
Balance, May 2, 2020	1,197,877	$1,197,877	$8,104	$(797,324)	$4,330,561	$4,739,218
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These Consolidated Financial Statements and Notes thereto are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its Consolidated Financial Statements for the periods reported, all in conformity with GAAP consistently applied. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. The Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (“fiscal 2021”).
These interim results are not necessarily indicative of results for the full fiscal year. TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
The January 30, 2021 balance sheet data was derived from audited Consolidated Financial Statements and does not include all disclosures required by GAAP.
COVID-19 Pandemic
The novel coronavirus disease (“COVID-19”), was first identified in December 2019 before spreading worldwide. The Company has been, and may continue to be, impacted by the COVID-19 pandemic. In response to the pandemic, primarily during the first quarter of fiscal 2021, the Company took several steps to strengthen its financial position and balance sheet and to maintain financial liquidity and flexibility. The COVID-19 pandemic is complex and rapidly evolving and the severity and duration of the pandemic is still unknown. Additionally, the resurgence or the emergence of new variants has caused and may continue to cause intermittent or prolonged periods of temporary store closures, and could elicit further actions and recommendations from governments and public health authorities that could impact our operations. In the first quarter of fiscal 2021, the Company temporarily closed all of its stores, distribution centers and offices, and online businesses until the second quarter of fiscal 2021, while during the first quarter of fiscal 2022, our stores in the United States remained open for the entire first quarter, and we had (and continue to have) store closures primarily in Europe and Canada. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level that could result in possible additional impacts to our operations. The Company cannot reasonably estimate the duration and severity of this pandemic which has had, and may continue to have, a material impact on its business, results of operations, financial position and cash flows.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends January 29, 2022 (“fiscal 2022”) and is a 52-week fiscal year. Fiscal 2021 was also a 52-week fiscal year.
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
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year’s presentation.

Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In thousands	May 1, 2021	May 2, 2020
Balance, beginning of year	$576,187	$500,844
Deferred revenue	323,773	158,948
Effect of exchange rates changes on deferred revenue	2,899	(4,680)
Revenue recognized	(365,854)	(180,062)
Balance, end of period	$537,005	$475,050
The increase in both deferred revenue and revenue recognized versus the prior year reflects the impact of the temporary store and e-commerce closures in the first quarter of fiscal 2021 due to the COVID-19 pandemic. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.
Leases
Supplemental cash flow information related to leases for the thirteen weeks ended May 1, 2021 and May 2, 2020 is as follows:

	Thirteen Weeks Ended
In thousands	May 1, 2021	May 2, 2020
Operating cash flows paid for operating leases	$531,836	$445,901
Lease liabilities arising from obtaining right of use assets	$488,666	$553,075
During fiscal 2021, the Company negotiated rent deferrals for a significant number of its stores, with repayment primarily throughout fiscal 2022.
Future Adoption of New Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company has reviewed the guidance and have determined that they will not apply or are not expected to be material to its Consolidated Financial Statements upon adoption and therefore are not disclosed.
Note B. Property at Cost
The following table presents the components of property at cost:

In thousands	May 1, 2021	January 30, 2021	May 2, 2020
Land and buildings	$1,723,049	$1,668,381	$1,551,968
Leasehold costs and improvements	3,611,943	3,568,829	3,437,975
Furniture, fixtures and equipment	6,602,759	6,525,615	6,343,510
Total property at cost	$11,937,751	$11,762,825	$11,333,453
Less: accumulated depreciation and amortization	6,869,927	6,726,729	6,131,756
Net property at cost	$5,067,824	$5,036,096	$5,201,697
Depreciation expense was $212 million for the three months ended May 1, 2021 and $217 million for the three months ended May 2, 2020.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in accumulated other comprehensive loss are recorded net of taxes. The following table details the changes in accumulated other comprehensive loss for the twelve months ended January 30, 2021 and the three months ended May 1, 2021:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive (Loss) Income
Balance, February 1, 2020	$(457,120)	$(215,483)	$(568)	$(673,171)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $2,442)	15,588	—	—	15,588
Recognition of net gains/losses on benefit obligations (net of taxes of $9,974)	—	30,635	—	30,635
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $303)	—	—	831	831
Amortization of prior service cost and deferred gains/losses (net of taxes of $7,298)	—	20,046	—	20,046
Balance, January 30, 2021	$(441,532)	$(164,802)	$263	$(606,071)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $2,898)	22,249	—	—	22,249
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $603)	—	—	(263)	(263)
Amortization of prior service cost and deferred gains/losses (net of taxes of $1,056)	—	2,901	—	2,901
Balance, May 1, 2021	$(419,283)	$(161,901)	$—	$(581,184)

Note D. Capital Stock and Earnings (Loss) Per Share
Capital Stock
Prior to the suspension of the Company’s share repurchase program, during the first quarter of fiscal 2021, TJX repurchased and retired 3.2 million shares of its common stock at a cost of $190 million on a “trade date” basis. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $201 million for the three months ended May 2, 2020. These expenditures were funded by cash generated from operations.
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
As of May 1, 2021, TJX had approximately $3.0 billion available under these previously announced stock repurchase programs.
All shares repurchased under the stock repurchase programs have been retired.
Subsequent to the end of the first quarter of fiscal 2022, the Company lifted the temporary suspension of its previously authorized stock repurchase programs.

Earnings (Loss) Per Share
The following table presents the calculation of basic and diluted earnings (loss) per share for net income (loss):

	Thirteen Weeks Ended
Amounts in thousands, expect per share amounts	May 1, 2021	May 2, 2020
Basic earnings (loss) per share:
Net income (loss)	$533,930	$(887,489)
Weighted average common shares outstanding for basic earnings (loss) per share calculation	1,205,439	1,197,809
Basic earnings (loss) per share	$0.44	$(0.74)
Diluted earnings (loss) per share:
Net income (loss)	$533,930	$(887,489)
Weighted average common shares outstanding for basic earnings (loss) per share calculations	1,205,439	1,197,809
Assumed exercise / vesting of stock options and awards	16,078	—
Weighted average common shares outstanding for diluted earnings (loss) per share calculation	1,221,517	1,197,809
Diluted earnings (loss) per share	$0.44	$(0.74)
Cash dividends declared per share	$0.26	$—
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal period. Such options are excluded because they would have an antidilutive effect. There were no such options excluded for the thirteen weeks ended May 1, 2021. For the period ended May 2, 2020, as a result of the net loss for the quarter, all options were antidilutive and therefore have been excluded from the calculation.
The Board of Directors declared a quarterly dividend of $0.26 per share in the first quarter of fiscal 2022.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2021, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2022, and during the first three months of fiscal 2022, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first three months of fiscal 2023. The hedge agreements outstanding at May 1, 2021 relate to approximately 48% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2022 and approximately 40% of TJX’s estimated notional diesel requirements for the first three months of fiscal 2023. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2022 and throughout the first four months of fiscal 2023. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. As a result of the COVID-19 pandemic, there was a significant change in the Company's anticipated merchandise purchases during the first quarter of fiscal 2021 and the Company early settled derivative contracts designed to hedge merchandise purchases that would no longer take place. The settlement of these contracts resulted in a net gain of $25 million in the first quarter of fiscal 2021. The contracts outstanding at May 1, 2021 cover the merchandise purchases the Company is committed to over the next several months. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. The inflow of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this exposure.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 1, 2021:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 1, 2021
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	45,000		£8,846	0.1966	Prepaid Exp	$353	$—	$353
A$	80,000	U.S.$	62,032	0.7754	(Accrued Exp)	—	(98)	(98)
U.S.$	75,102		£55,000	0.7323	Prepaid Exp	1,505	—	1,505
	£450,000	U.S.$	620,918	1.3798	Prepaid Exp / (Accrued Exp)	40	(5,582)	(5,542)
	€200,000	U.S.$	244,699	1.2235	Prepaid Exp	2,301	—	2,301
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 3.8M gal per month		Float on 3.1M – 3.8M gal per month	N/A	Prepaid Exp	17,816	—	17,816
Intercompany billings in TJX International, primarily merchandise related:
	€163,000		£141,240	0.8665	(Accrued Exp)	—	(166)	(166)
Merchandise purchase commitments:
C$	574,390	U.S.$	457,000	0.7956	(Accrued Exp)	—	(11,054)	(11,054)
C$	29,455		€19,500	0.6620	(Accrued Exp)	—	(444)	(444)
	£282,746	U.S.$	391,800	1.3857	Prepaid Exp / (Accrued Exp)	1,939	(3,751)	(1,812)
A$	50,830	U.S.$	39,125	0.7697	Prepaid Exp / (Accrued Exp)	42	(356)	(314)
U.S.$	53,680		€44,400	0.8271	Prepaid Exp / (Accrued Exp)	185	(267)	(82)
Total fair value of derivative financial instruments						$24,181	$(21,718)	$2,463

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 30, 2021:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 30, 2021
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	45,000		£8,846	0.1966	Prepaid Exp	$11	$—	$11
A$	80,000	U.S.$	62,032	0.7754	Prepaid Exp	738	—	738
U.S.$	75,102		£55,000	0.7323	Prepaid Exp	357	—	357
	£200,000	U.S.$	274,853	1.3743	Prepaid Exp	32	—	32
	€200,000	U.S.$	244,699	1.2235	Prepaid Exp / (Accrued Exp)	427	(182)	245
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 1.5M – 3.8M gal per month		Float on 1.5M– 3.8M gal per month	N/A	Prepaid Exp	4,880	—	4,880
Merchandise purchase commitments:
C$	384,679	U.S.$	296,000	0.7695	Prepaid Exp / (Accrued Exp)	430	(5,627)	(5,197)
C$	5,391		€3,500	0.6492	Prepaid Exp	24	—	24
	£203,264	U.S.$	263,950	1.2986	(Accrued Exp)	—	(15,086)	(15,086)
zł	30,000		£5,865	0.1955	(Accrued Exp)	—	(29)	(29)
A$	46,985	U.S.$	35,250	0.7502	Prepaid Exp / (Accrued Exp)	144	(837)	(693)
U.S.$	99,810		€83,700	0.8386	Prepaid Exp / (Accrued Exp)	1,986	(160)	1,826
Total fair value of derivative financial instruments						$9,029	$(21,921)	$(12,892)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 2, 2020:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 2, 2020
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	65,000		£12,780	0.1966	Prepaid Exp	$351	$—	$351
	€60,000		£53,412	0.8902	Prepaid Exp	437	—	437
A$	110,000	U.S.$	70,802	0.6437	Prepaid Exp / (Accrued Exp)	1,788	(1,656)	132
U.S.$	72,475		£55,000	0.7589	(Accrued Exp)	—	(3,744)	(3,744)
	£200,000	U.S.$	249,499	1.2475	Prepaid Exp / (Accrued Exp)	999	(2,332)	(1,333)
C$	350,000	U.S.$	248,821	0.7109	Prepaid Exp / (Accrued Exp)	640	(478)	162
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.9M – 3.5M gal per month		Float on 2.9M – 3.5M gal per month	N/A	(Accrued Exp)	—	(30,167)	(30,167)
Intercompany billings in TJX International, primarily merchandise related:
	€49,100		£43,144	0.8787	(Accrued Exp)	—	(65)	(65)
Merchandise purchase commitments:
C$	77,979	U.S.$	59,200	0.7592	Prepaid Exp	3,819	—	3,819
	£63,618	U.S.$	82,200	1.2921	Prepaid Exp	2,469	—	2,469
A$	17,438	U.S.$	11,780	0.6755	Prepaid Exp	578	—	578
zł	69,400		£13,880	0.2000	Prepaid Exp	666	—	666
U.S.$	30,651		€27,588	0.9001	Prepaid Exp / (Accrued Exp)	30	(404)	(374)
Total fair value of derivative financial instruments						$11,777	$(38,846)	$(27,069)

Presented below is the impact of derivative financial instruments on the Consolidated Statements of Income (Loss) for the periods shown:

		Amount of (Loss) Gain Recognized in Income / (Loss) by Derivative
	Location of (Loss) Gain Recognized in Income / (Loss) by Derivative	Thirteen Weeks Ended
In thousands		May 1, 2021	May 2, 2020
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$(2,864)	$(5,173)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	13,570	(22,854)
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	118	(1,852)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(15,969)	50,135
(Loss) gain recognized in income / (loss)		$(5,145)	$20,256

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	May 1, 2021	January 30, 2021	May 2, 2020
Level 1
Assets:
Executive Savings Plan investments	$384,442	$363,729	$296,031
Level 2
Assets:
Foreign currency exchange contracts	$6,365	$4,149	$11,777
Diesel fuel contracts	17,816	4,880	—
Liabilities:
Foreign currency exchange contracts	$21,718	$21,921	$8,679
Diesel fuel contracts	—	—	30,167
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of May 1, 2021 was $5.8 billion compared to a carrying value of $5.3 billion. The fair value of long-term debt as of January 30, 2021 was $5.9 billion compared to a carrying value of $5.3 billion. The fair value of the current portion of long-term debt as of January 30, 2021 was $754 million compared to a carrying value of $750 million. The fair value of long-term debt as of May 2, 2020 was $7.8 billion compared to a carrying value of $7.2 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, where as the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended May 1, 2021, January 30, 2021 and May 2, 2020, the Company did not record any material impairments to long-lived assets.
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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	May 1, 2021	May 2, 2020
Net sales:
In the United States:
Marmaxx	$6,640,486	$2,697,779
HomeGoods	2,141,756	759,865
TJX Canada	765,536	379,636
TJX International	538,883	571,608
Total net sales	$10,086,661	$4,408,888
Segment profit (loss):
In the United States:
Marmaxx	$824,855	$(709,669)
HomeGoods	251,602	(153,703)
TJX Canada	71,577	(97,181)
TJX International	(221,558)	(258,617)
Total segment profit (loss)	926,476	(1,219,170)
General corporate expense	160,442	100,327
Interest expense, net	44,688	23,351
Income (loss) before income taxes	$721,346	$(1,342,848)

Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Service cost	$12,219	$12,540	$755	$709
Interest cost	12,812	12,519	780	801
Expected return on plan assets	(23,992)	(22,242)	—	—
Amortization of net actuarial loss and prior service cost	2,803	5,509	1,154	1,034
Total expense	$3,842	$8,326	$2,689	$2,544
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

Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of May 1, 2021, January 30, 2021 and May 2, 2020. All amounts are net of unamortized debt discounts.

In thousands	May 1, 2021	January 30, 2021	May 2, 2020
Revolving credit facilities:
$500 million revolver, maturing March 11, 2022	$—	$—	$500,000
$500 million revolver, maturing May 10, 2024	—	—	500,000
General corporate debt:
2.750% senior unsecured notes, redeemed on April 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $25 at January 30, 2021 and $81 at May 2, 2020)	$—	$749,975	$749,919
2.500% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $89 at May 1, 2021, $100 at January 30, 2021 and $134 at May 2, 2020)	499,911	499,900	499,866
3.500% senior unsecured notes, maturing April 15, 2025 (effective interest rate of 3.58% after reduction of unamortized debt discount of $3,956 at May 1, 2021, $4,208 at January 30, 2021 and $4,966 at May 2, 2020)	1,246,044	1,245,792	1,245,034
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $3,979 at May 1, 2021, $4,165 at January 30, 2021 and $4,725 at May 2, 2020)	996,021	995,835	995,275
3.750% senior unsecured notes, maturing April 15, 2027 (effective interest rate of 3.76% after reduction of unamortized debt discount of $437 at May 1, 2021, $456 at January 30, 2021 and $511 at May 2, 2020)	749,563	749,544	749,489
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount of $907 at May 1, 2021 and $939 at January 30, 2021)	499,093	499,061	—
3.875% senior unsecured notes, maturing April 15, 2030, see tender offer details below (effective interest rate of 3.89% after reduction of unamortized debt discount of $553 at May 1, 2021, $568 at January 30, 2021 and $1,549 at May 2, 2020)	495,297	495,282	1,248,451
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount of $595 at May 1, 2021 and $610 at January 30, 2021)	499,405	499,390	—
4.500% senior unsecured notes, maturing April 15, 2050; see tender offer details below (effective interest rate of 4.52% after reduction of unamortized debt discount of $2,189 at May 1, 2021, $2,208 at January 30, 2021 and $4,405 at May 2, 2020)	383,310	383,291	745,595
Total debt	5,368,644	6,118,070	7,233,629
Current maturities of long-term debt, net of debt issuance costs	—	(749,684)	—
Debt issuance costs	(33,780)	(35,465)	(41,216)
Long-term debt	$5,334,864	$5,332,921	$7,192,413
During the fiscal quarter ended May 2, 2020, given the rapidly changing environment and level of uncertainty created by the COVID-19 pandemic, the Company completed the issuance and sale of (a) $1.25 billion aggregate principal amount of 3.500% notes due 2025, (b) $750 million aggregate principal amount of 3.750% notes due 2027, (c) $1.25 billion aggregate principal amount of 3.875% notes due 2030 and (d) $750 million aggregate principal amount of 4.500% notes due 2050. Portions of the 3.875% notes due 2030 and 4.500% notes due 2050 were subsequently repurchased, reducing the aggregate principal amount outstanding to $495.5 million and $385.5 million, respectively, pursuant to cash tender offers made by the Company in December 2020. Interest on these notes are payable semi-annually.
In November 2020, TJX completed the issuance of (a) $500 million aggregate principal amount of 1.150% notes due 2028 and (b) $500 million aggregate principal amount of 1.600% notes due 2031. Interest on these notes are payable semi-annually beginning May 2021.

On April 15, 2021, the Company redeemed all of the outstanding $750 million in aggregate principal amount of its 2.750% Notes due June 15, 2021 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date. Subsequent to the end of the first quarter of fiscal 2022, the Company announced make-whole calls for its $1.25 billion aggregate principal amount of 3.500% Notes maturing in 2025 and its $750 million aggregate principal amount of 3.750% Notes maturing in 2027 pursuant to notices of redemption issued to holders of such notes in accordance with the applicable indenture. These make-whole calls are expected to settle in June 2021, and once completed the Company anticipates recording a pre-tax loss on the early extinguishment of these notes of approximately $250 million in the second quarter of fiscal 2022.
During the fiscal quarter ended May 1, 2021, TJX had a $500 million 364 day revolving credit facility that matures in August 2021 (the “364-Day Revolving Credit Facility”), a $500 million revolving credit facility that matures in March 2022 (the “2022 Revolving Credit Facility”) and a $500 million revolving credit facility that matures in May 2024 (the “2024 Revolving Credit Facility”). Under these credit facilities, the Company has borrowing capacity of $1.5 billion, all of which remains available to the Company. The terms of these revolving credit facilities require quarterly payments on the committed amount and payment of interest on borrowings at rates based on LIBOR or a base rate plus a variable margin, in each case based on the Company’s long term debt ratings. The 2022 Revolving Credit Facility and the 2024 Revolving Credit Facility require usages fees based on total credit extensions under such facilities. As of May 2, 2020, $1 billion was outstanding under these two facilities, and was subsequently repaid in July 2020. The amounts drawn are included as outstanding long-term debt in the table above. The six month interest rate on these borrowings was 1.757% through May 15, 2020, and increased to 2.007% through the payoff date. As of May 1, 2021 and January 30, 2021, there were no amounts outstanding under any of the Company’s facilities. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
As of May 1, 2021, January 30, 2021 and May 2, 2020, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of May 1, 2021, January 30, 2021 and May 2, 2020, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line. As of May 1, 2021, January 30, 2021 and May 2, 2020, our European business at TJX International had an uncommitted credit line of £5 million. As of May 1, 2021, January 30, 2021 and May 2, 2020, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note J. Income Taxes
The effective income tax rate was 26.0% for the first quarter of fiscal 2022 and 33.9% for the first quarter of fiscal 2021. The decrease in the effective income tax rate was primarily a result of the ability to carry back the anticipated loss from the first quarter of fiscal 2021 to earlier tax years with higher tax rates due to a benefit provided by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020.
TJX had net unrecognized tax benefits of $278 million as of May 1, 2021, $272 million as of January 30, 2021 and $256 million as of May 2, 2020.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the Consolidated Balance Sheets for interest and penalties was $38 million as of May 1, 2021, $36 million as of January 30, 2021 and $30 million as of May 2, 2020.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the Consolidated Financial Statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $42 million.

Note K. Contingent Obligations and Contingencies
Contingent Obligations
TJX has contingent obligations on leases, for which it was a lessee or guarantor, which were assigned to third parties without TJX being released by the landlords. The Company has had numerous leases from its former operations where its guarantee required it to satisfy some of these lease obligations and TJX established appropriate reserves. The Company may be contingently liable on up to eight leases of former TJX businesses, for which the Company believes the likelihood of future liability to TJX is remote. The Company may also be contingently liable for assignments and subleases if the assignees or subtenants do not fulfill their obligations. TJX estimates the undiscounted value of these contingent obligations as of May 1, 2021 to be approximately $9 million. TJX believes that most or all of these contingent obligations will not revert to the Company and, to the extent they do, may be resolved for substantially less due to mitigating factors including TJX's ability to potentially further sublet.
TJX is a party to various agreements under which it may be obligated to indemnify the other party with respect to certain losses related to matters including title to assets sold, specified environmental matters or certain income taxes. These obligations are often limited in time and amount. There are no amounts reflected in the Company’s Consolidated Balance Sheets with respect to these contingent obligations.
Contingencies
TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of its business. In addition, TJX is a defendant in several lawsuits filed in federal and state courts brought as putative class, collective, and/or representative actions on behalf of various groups of current and former salaried and hourly associates in the U.S. The lawsuits allege violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes. The lawsuits are in various procedural stages and seek monetary damages, injunctive relief and attorneys’ fees. In connection with ongoing litigation, an immaterial amount has been accrued in the accompanying Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (first quarter) Ended May 1, 2021
Compared to
The Thirteen Weeks (first quarter) Ended May 2, 2020
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day through our stores and four distinctive branded e-commerce sites. We operate over 4,600 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
The novel coronavirus disease (“COVID-19”) continues to impact our financial results. During the first quarter of fiscal 2022, while our stores in the United States remained open for the entire first quarter, we had store closures primarily in Europe and Canada, and continue to have store closures, as discussed below. Overall, our first quarter results for fiscal 2022 are significantly better than our results for the first quarter of fiscal 2021, when the pandemic resulted in the temporary closure of all our stores for approximately 50% of the quarter.
In addition to comparing current year results to fiscal 2021, we may, where meaningful, also compare these results to a comparable period in fiscal 2020, prior to the emergence of the pandemic. Although we are not fully past the negative impacts of the pandemic, we feel this additional comparison provides insight into how we are managing the business and performing as compared to pre-pandemic results.
Overview of our financial performance for the quarter ended May 1, 2021 includes the following:
–Net sales were $10.1 billion, $4.4 billion and $9.3 billion for the first quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of May 1, 2021, the number of stores in operation (including stores that had been or continue to be temporarily closed due to COVID-19) increased 2% and selling square footage increased 2% compared to the end of the fiscal 2021 first quarter.
–Diluted earnings (loss) per share were $0.44, $(0.74) and $0.57 for the first quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
–Pre-tax margin (the ratio of pre-tax income (loss) to net sales) was 7.2%, (30.5)% and 10.1% for the first quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
–Our cost of sales, including buying and occupancy costs, ratio was 71.9%, 100.1% and 71.5% for the first quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
–Our selling, general and administrative (“SG&A”) expense ratio was 20.5%, 29.8% and 18.3% for the first quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were down 8% on a reported basis and down 11% on a constant currency basis at the end of the first quarter of fiscal 2022 as compared to a 7% decrease in average per store inventories on a reported basis and 6% decrease on a constant currency basis in the first quarter of fiscal 2021.
–A dividend of $0.26 per share was declared in the first quarter of fiscal 2022 and no dividends were declared during the first quarter of fiscal 2021. There were no share repurchases during the first quarter of fiscal 2022. During the first quarter of fiscal 2021, we returned approximately $0.5 billion to our shareholders through payment of the dividend declared in the fourth quarter of fiscal 2020 and share repurchases.
–In April 2021, we redeemed $750 million of debt that was due to mature in June 2021 at par.
–Subsequent to the end of the first quarter of fiscal 2022, we announced make-whole calls that will, upon completion, reduce outstanding debt by $2 billion. We also lifted the temporary suspension of our share repurchase programs.

Recent Events and Trends
COVID-19
COVID-19 was first identified in December 2019 before spreading worldwide and being declared a pandemic by the World Health Organization in March 2020. In response to the COVID-19 pandemic, we temporarily closed all of our stores, online businesses, distribution centers and offices in March 2020, with Associates working remotely where possible. When we began to reopen stores and distribution centers in May 2020, we implemented new health and safety practices, including practices related to personal protective equipment, enhanced cleaning and social distancing protocols (which include occupancy limits and reducing in-store inventory levels). In response to the pandemic, primarily during the first quarter of fiscal 2021, we took several steps to strengthen our financial position and balance sheet and to maintain financial liquidity and flexibility.
In response to increasing cases of COVID-19 and due to government mandates, hundreds of stores had additional temporary closures during the first quarter of fiscal 2022, primarily located in Europe and Canada. Our results for the first quarter of fiscal 2022 and fiscal 2021 were negatively impacted by the temporary closure of our stores for approximately 14% of the first quarter of fiscal 2022 and approximately 50% of the first quarter of fiscal 2021 in the aggregate. This represents total store days closed due to the COVID-19 pandemic as a percentage of potential total store days open.

The below tables represents the first quarter of fiscal 2022 and the first quarter of fiscal 2021 store closures by segment (in percentage of store days closed).

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Marmaxx	—%	50%
HomeGoods	—	49
TJX Canada	25	53
TJX International	69	49
Total	14%	50%
As of May 23, 2021, we had approximately 260 stores, primarily located in Canada, that were still temporarily closed due to government mandates in response to the COVID-19 pandemic. In total, based on the restrictions currently in place, we expect stores to be closed for approximately 3% of the second quarter of fiscal 2022. All of our e-commerce businesses remained open throughout the first quarter of fiscal 2022, including tkmaxx.com in the U.K. We continue to monitor developments, including government requirements and recommendations at the national, state, and local level that could result in possible additional impacts to our operations.
Impact of Brexit
On December 24, 2020 the U.K. and EU agreed upon the terms of their future trading relationship. As expected, the movement of goods between the U.K. and EU is subject to additional regulatory and compliance requirements, which has had, and is expected to continue to have, a negative impact on our ability to efficiently move merchandise in the region. We have realigned our European division's supply chain to reduce the volume of merchandise flowing between the U.K. and the EU and have established resources and systems to support this plan.
The new trade deal provides for zero customs duties and zero quotas on trade between the U.K. and the EU in goods that are produced in each of the U.K. and the EU. However, a portion of the merchandise we source in the U.K. and the EU is produced somewhere else in the world, and therefore will be subject to additional customs duty costs under the new trade deal. These additional customs duties and the related operational costs are likely to impact the profitability of our European division, at least in the short term.
New immigration requirements between the U.K. and EU countries may also have a negative impact on our ability to recruit and retain current and future talent in the region. We continue to communicate with our Associates about the new immigration requirements.
In addition to these operational impacts, factors including changes in legislation, consumer confidence and behavior, economic conditions, interest rates and foreign currency exchange rates could result in a significant financial impact to our European operations, particularly in the short term. These impacts may not be known until we are fully operational after the COVID-19 restrictions are lifted, as the COVID-19 pandemic has led to modifications of our operations in fiscal 2021 and continuing into fiscal 2022.

Net Sales
Net sales totaled $10.1 billion, $4.4 billion and $9.3 billion for the first quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Net sales from our e-commerce businesses combined amounted to less than 3% of total sales for the first quarters of fiscal 2022, fiscal 2021 and fiscal 2020.
As a result of the extended store closures during fiscal 2021 due to the COVID-19 pandemic and our policy relating to the treatment of extended store closures when calculating comp store sales, we had no stores classified as comp stores at the end of the first quarter fiscal 2022 and fiscal 2021. Our historical definition of comp store sales is presented below for reference.
Open-Only Comp Store Sales
In order to provide a performance indicator for our stores as they reopened, since the second quarter of fiscal 2021, we have been temporarily reporting a new sales measure, open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021 that have had to temporarily close due to the COVID-19 pandemic. For the first quarter of fiscal 2022, this measure reports the sales increase or decrease of these stores for the days the stores were open in the current period against sales for the same days in the first quarter of fiscal 2020 prior to the pandemic. Open-only comp sales of our foreign segments are calculated by translating the current year using the first quarter of fiscal 2020’s exchange rates.
We define customer traffic to be the number of transactions in stores and average ticket to be the average retail price of the units sold. We define average transaction or average basket to be the average dollar value of transactions.
Q1 Fiscal 2022 vs Q1 Fiscal 2021
Net sales increased 129% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 due to the temporary closures of all stores and online businesses during the first quarter of fiscal 2021 as a result of the COVID-19 pandemic. Stores were closed for approximately 14% of the first quarter of fiscal 2022, primarily in Europe and portions of Canada, as compared to stores across all geographies being closed for approximately 50% of the first quarter of fiscal 2021 as a result of the COVID-19 pandemic.
Q1 Fiscal 2022 vs Q1 Fiscal 2020
Net sales increased 9% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2020. Open-only comp store sales were up 16% for fiscal 2022 as compared to fiscal 2020. This reflects an increase in average basket across all divisions partially offset by a reduction in customer traffic. Home fashion across all major segments outperformed apparel for the first quarter of fiscal 2022.
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
The following table sets forth certain information about our operating results as a percentage of net sales for the following periods:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020	May 4, 2019
Net sales	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.9	100.1	71.5
Selling, general and administrative expenses	20.5	29.8	18.3
Interest expense, net	0.4	0.5	—
Income (loss) before provision for income taxes*	7.2%	(30.5)%	10.1%
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

Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, was $7.3 billion, or 71.9% of net sales, $4.4 billion, or 100.1% of net sales and $6.6 billion, or 71.5% of net sales for the first quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Q1 Fiscal 2022 vs Q1 Fiscal 2021
The increase in the total cost of sales, including buying and occupancy costs, was mainly attributable to the reduction in cost of merchandise sold due to a lower level of sales in the first quarter of fiscal 2021, due to our stores being temporarily closed in the aggregate for approximately 50% of the first quarter of fiscal 2021. In addition, merchandise margin significantly improved compared to the first quarter of fiscal 2021 primarily driven by lower markdowns in the first quarter of fiscal 2022 as a result of the incremental markdowns taken in fiscal 2021 due to the temporary store closures. The first quarter of fiscal 2022 also reflects higher supply chain costs.
Cost of sales, including buying and occupancy costs was favorably impacted by approximately $21 million and $35 million of government programs for the first quarters of fiscal 2022 and fiscal 2021, respectively, in regions where we had closures.
Q1 Fiscal 2022 vs Q1 Fiscal 2020
The increase in the expense ratio of 0.4% in the first quarter of fiscal 2022 compared to fiscal 2020 reflects higher supply chain costs primarily driven by higher wages and expenses related to the additional distribution capacity. Additionally, in the first quarter of fiscal 2022, the expense deleveraged on the supply chain costs due to lost sales as a result of the temporary store closures. The increase in the expense ratio was partially offset by the leverage on our occupancy costs due to the strong open-only comp sales growth as well as improved merchandise margin in the first quarter of fiscal 2022. Merchandise margin reflects strong markon and lower markdowns, mostly offset by higher freight costs.
Selling, General and Administrative Expenses
SG&A expenses were $2.1 billion, or 20.5% of net sales, $1.3 billion, or 29.8% of net sales and $1.7 billion, or 18.3% of net sales for the first quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Q1 Fiscal 2022 vs Q1 Fiscal 2021
The increase in SG&A expenses for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was driven by higher store payroll and store supply costs primarily due to incremental COVID-19 expenses. Additionally, these costs and other variable store costs such as advertising spend and credit processing fees were up as compared to the first quarter of fiscal 2021 as a result of increased store operating days.
Payroll was favorably impacted by $121 million and $152 million of government programs for both the first quarter of fiscal 2022 and fiscal 2021, respectively, in regions where we had store closures.
Q1 Fiscal 2022 vs Q1 Fiscal 2020
The increase in the expense ratio of 2.2% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2020 was driven by higher store payroll and store supply costs primarily due to incremental COVID-19 expenses. These incremental costs were partially offset by the government programs received in fiscal 2022.
Interest Expense, net
The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
In millions	May 1, 2021	May 2, 2020	May 4, 2019
Interest expense	$47.0	$32.6	$15.3
Capitalized interest	(1.1)	(1.0)	(0.7)
Interest (income)	(1.2)	(8.2)	(13.8)
Interest expense, net	$44.7	$23.4	$0.8
Net interest expense increased for the first quarter of fiscal 2022 compared to the same period in fiscal 2021, primarily due to the additional borrowings initiated in fiscal 2021, which only partially impacted the first quarter of fiscal 2021.

Provision for Income Taxes
The effective income tax rate was 26.0%, 33.9% and 25.2% for the first quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The decrease in the first quarter effective income tax rate of fiscal 2022 was primarily a result of the ability to carry back the anticipated loss from the first quarter of fiscal 2021 to earlier tax years with higher tax rates due to a benefit provided by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020.
Net Income / (Loss) and Diluted Earnings (Loss) Per Share
Net income (loss) was $534 million, $(887) million and $700 million for the first quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Net income (loss) per diluted share was $0.44, $(0.74) and $0.57 for the first quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
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
Due to the temporary closing of stores as a result of the COVID-19 pandemic, our historical definition of comp store sales is not applicable for the reported periods. In order to provide a performance indicator for our stores as they reopen, we have been temporarily reporting a new sales measure, open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021 that have had to temporarily close due to the COVID-19 pandemic. This measure reports the sales increase or decrease of these stores for the days the stores were open in the first quarter of fiscal 2022 against sales for the same days in fiscal 2020, prior to the emergence of the pandemic.
When discussing current year segment results, in addition to comparing to fiscal 2021, we may, where meaningful, also compare these results to a comparable period in fiscal 2020, prior to the emergence of the pandemic. As the TJX International segment results for the first quarter of fiscal 2022 were significantly impacted by temporary store closures due to the COVID-19 pandemic, we do not believe a comparison to fiscal 2020 would be meaningful.
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended
U.S. dollars in millions	May 1, 2021	May 2, 2020
Net sales	$6,640	$2,698
Segment profit (loss)	$825	$(710)
Segment margin	12.4%	(26.3)%
Stores in operation at end of period:
T.J. Maxx	1,282	1,273
Marshalls	1,147	1,130
Sierra	52	46
Total	2,481	2,449
Selling square footage at end of period (in thousands):
T.J. Maxx	27,872	27,776
Marshalls	26,187	25,907
Sierra	853	766
Total	54,912	54,449
Net Sales
Net sales for Marmaxx were $6.6 billion for the first quarter of fiscal 2022, an increase of 146% compared to $2.7 billion for the first quarter of fiscal 2021. The increase reflects significant temporary store closings in the first quarter of fiscal 2021. Stores were closed for nearly half of the first quarter of fiscal 2021 as a result of the COVID-19 pandemic. Net sales increased 14% compared to $5.8 billion for the first quarter of fiscal 2020.
Open-only comp store sales were up 12% for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2020. The increase in open-only comp sales was primarily driven by an increase in average basket. Home fashions outperformed apparel for the first quarter of fiscal 2022.
Segment Profit / (Loss)
Segment profit was $825 million for the first quarter of fiscal 2022, an increase of $1.5 billion, compared to a segment loss of $(710) million for the first quarter of fiscal 2021. The increase for the first quarter was primarily driven by increased sales due to the temporary store closures in the first quarter of fiscal 2021. The first quarter of fiscal 2021 also reflects $88 million of government programs.
Segment profit increased by $29 million compared to a segment profit of $796 million for the first quarter of fiscal 2020. Segment profit margin decreased to 12.4% for the first quarter of fiscal 2022 compared to 13.7% for the first quarter of fiscal 2020. This decrease was primarily driven by incremental COVID-19 store payroll costs and higher supply chain costs. The higher supply chain costs were driven by higher wages and expenses related to the additional distribution capacity. These decreases in segment profit margin were partially offset by expense leverage on our occupancy costs and improved merchandise margin. Merchandise margin reflects strong markon and lower markdowns, mostly offset by higher freight costs.
Our U.S. e-commerce businesses, which represented approximately 3% of Marmaxx’s net sales for each of the first quarters of fiscal 2022, fiscal 2021 and fiscal 2020 did not have a significant impact on year-over-year segment margin comparisons for the first quarter of fiscal 2022. We temporarily closed our online businesses for a portion of the first quarter of fiscal 2021 as a result of the COVID-19 pandemic.

HomeGoods

	Thirteen Weeks Ended
U.S. dollars in millions	May 1, 2021	May 2, 2020
Net sales	$2,142	$760
Segment profit (loss)	$252	$(154)
Segment margin	11.7%	(20.2)%
Stores in operation at end of period:
HomeGoods	843	814
Homesense	39	34
Total	882	848
Selling square footage at end of period (in thousands):
HomeGoods	15,425	14,915
Homesense	837	733
Total	16,262	15,648
Net Sales
Net sales for HomeGoods were $2.1 billion for the first quarter of fiscal 2022, an increase of 182%, compared to $760 million for the first quarter of fiscal 2021. The increase reflects significant temporary store closings in the first quarter of fiscal 2021. Stores were closed for nearly half of the first quarter of fiscal 2021 as a result of the COVID-19 pandemic. Net sales increased 53% compared to $1.4 billion for the first quarter of fiscal 2020.
Open-only comp store sales were up 40% for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2020. The increase in open-only comp sales was driven by an increase in customer traffic and average basket.
Segment Profit / (Loss)
Segment profit was $252 million for the first quarter of fiscal 2022, an increase of $406 million compared to a segment loss of $(154) million for the first quarter of fiscal 2021. The increase for the first quarter of fiscal 2022 was primarily driven by increased sales due to the temporary store closures in the first quarter of fiscal 2021. The first quarter of fiscal 2021 also reflects $22 million of government programs.
Segment profit increased by $115 million compared to a segment profit of $137 million for the first quarter of fiscal 2020. Segment profit margin increased to 11.7% for the first quarter of fiscal 2022 compared to 9.8% for the first quarter of fiscal 2020. The increase in segment profit margin was primarily driven by expense leverage on our occupancy costs due to the strong open-only comp sales growth and lower travel spend. This was partially offset by store payroll costs as a result of incremental COVID-19 costs and higher wages, as well as a reduction in merchandise margin. Merchandise margin reflects increased freight costs partially offset by favorable markdowns.
We plan to make online shopping available on www.homegoods.com in the fall of fiscal 2022.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended
U.S. dollars in millions	May 1, 2021	May 2, 2020
Net sales	$766	$380
Segment profit (loss)	$72	$(97)
Segment margin	9.3%	(25.6)%
Stores in operation at end of period:
Winners	284	279
HomeSense	143	139
Marshalls	103	100
Total	530	518
Selling square footage at end of period (in thousands):
Winners	6,113	6,003
HomeSense	2,644	2,553
Marshalls	2,159	2,102
Total	10,916	10,658
Net Sales
Net sales for TJX Canada were $766 million for the first quarter of fiscal 2022, an increase of 102% compared to $380 million for the first quarter of fiscal 2021. The increase reflects temporary store closings for both periods, which were approximately 25% of the first quarter of fiscal 2022 and approximately 53% of the first quarter of fiscal 2021 as a result of the COVID-19 pandemic. In addition, many stores that have remained open or have subsequently reopened continue to be subject to capacity constraints. Net sales for TJX Canada decreased 10% compared to $848 million for the first quarter of fiscal 2020.
Open-only comp store sales were up 9% for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2020. The increase in open-only comp sales was driven by an increase in average basket, partially offset by reduced customer traffic.
Segment Profit / (Loss)
Segment profit was $72 million for the first quarter of fiscal 2022, an increase of $169 million compared to a segment loss of $(97) million for the first quarter of fiscal 2021. The increase for the first quarter of fiscal 2022 was primarily driven by increased sales due to the reduction in store closures compared to the first quarter of fiscal 2021. The first quarters of fiscal 2022 and 2021 also reflect $58 million and $31 million, respectively, of government programs.
Segment profit decreased by $25 million compared to a segment profit of $97 million for the first quarter of fiscal 2020. Segment profit margin decreased to 9.3% for the first quarter of fiscal 2022 compared to 11.4% for the first quarter of fiscal 2020. The decrease in segment profit margin was primarily driven by expense deleverage on our occupancy costs due to the reduction in sales because of store closures, the unfavorable impact of the mark-to-market of the inventory derivatives as well as higher supply chain costs. This was partially offset by improved merchandise margin, which reflects strong markon partially offset by increased freight costs.

TJX International

	Thirteen Weeks Ended
U.S. dollars in millions	May 1, 2021	May 2, 2020
Net sales	$539	$572
Segment (loss)	$(222)	$(259)
Segment margin	(41.1)%	(45.2)%
Stores in operation at end of period:
T.K. Maxx	604	596
Homesense	78	78
T.K. Maxx Australia	64	56
Total	746	730
Selling square footage at end of period (in thousands):
T.K. Maxx	12,160	12,019
Homesense	1,142	1,142
T.K. Maxx Australia	1,143	1,019
	14,445	14,180
Net Sales
Net sales for TJX International were $539 million for the first quarter of fiscal 2022, a decrease of 6% compared to $572 million for the first quarter of fiscal 2021. The decrease reflects temporary store closings for both periods, which were approximately 69% of the first quarter of fiscal 2022 and approximately 49% of the first quarter of fiscal 2021 as a result of the COVID-19 pandemic. In addition, many stores that have remained open or have subsequently reopened continue to be subject to capacity constraints.
E-commerce sales were approximately 12% and 4% of TJX International’s net sales for the first quarter of fiscal 2022 and fiscal 2021, respectively. Along with our stores, we temporarily closed all of our online business during the first quarter of fiscal 2021. Since reopening in the second quarter of fiscal 2021, our online businesses have remained open through the first quarter of fiscal 2022.
Segment (Loss)
Segment loss was $(222) million for the first quarter of fiscal 2022, an improvement of $37 million compared to a segment loss of $(259) million for the first quarter of fiscal 2021. The segment loss reflects significant temporary store closures for both periods. The improvement in segment loss for the first quarter of fiscal 2022 was primarily the result of improved merchandise margin due to favorable markdowns compared with the first quarter of fiscal 2021. The improvement in merchandise margin was partially offset by incremental COVID-19 related costs, net of government programs. The first quarters of fiscal 2022 and 2021 reflect $84 million and $46 million, respectively, of government programs.
GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended
In millions	May 1, 2021	May 2, 2020
General corporate expense	$160	$100
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for the first quarter of fiscal 2022 was primarily driven by higher share-based and incentive compensation costs and contributions to TJX’s charitable foundations, partially offset by the mark-to-market adjustment on the fuel hedges.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Subsequent to the end of the first quarter of fiscal 2022, we announced make-whole calls for our $1.25 billion aggregate principal outstanding 3.50% Notes and our $750 million aggregate principal outstanding 3.75% notes, both of which series of notes were issued in the first quarter of fiscal 2021 in response to the COVID-19 pandemic. These make-whole calls are expected to settle on June 4, 2021 and we anticipate recording a pre-tax loss on the early extinguishment of these notes of approximately $250 million in the second quarter of fiscal 2022. Additionally, in the first quarter of fiscal 2022, we redeemed $750 million principal outstanding, 2.75% Notes due June 15, 2021. The result of these debt redemptions once completed are expected to be a $2.75 billion reduction of outstanding debt since the beginning of fiscal 2022 and more than $90 million of annualized interest expense savings. For additional information on these transactions, see Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
In response to the pandemic, primarily during the first quarter of fiscal 2021, we took several steps to strengthen our financial position and balance sheet and to maintain financial liquidity and flexibility, including, among other things, issuing $4 billion in aggregate principal long-term debt. The challenges posed by the COVID-19 pandemic on our business continue to evolve and the severity and duration of the pandemic is still unknown. Consequently, we will continue to evaluate our financial position in light of future developments. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs over the next twelve months.
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by bank borrowings and the issuance of commercial paper. As of May 1, 2021, there were no short-term bank borrowings or commercial paper outstanding. We monitor debt financing markets on an ongoing basis and from time to time may incur additional long-term indebtedness depending on prevailing market conditions, liquidity requirements, existing economic conditions and other factors. In the first quarter of fiscal 2022 we have used, and in the future we may use operating cash flow and cash on hand to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we may, from time to time, seek to retire, redeem, prepay or purchase our outstanding debt through redemptions, cash purchases, prepayments, refinancings and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our operating cash flow and/or cash on hand to repay our debt, it will reduce the amount of cash available for additional capital expenditures.
As of May 1, 2021, we held $8.8 billion in cash. Approximately $0.9 billion of our cash was held by our foreign subsidiaries with $0.5 billion held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. TJX provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through May 1, 2021. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
Operating Activities
Operating activities resulted in net cash outflows of $0.4 billion for the three months ended May 1, 2021 and $3.2 billion for the three months ended May 2, 2020. Our operating cash flows for the three months ended May 1, 2021 increased by $2.7 billion compared to the first three months of fiscal 2021. Our fiscal 2022 operating cash flows improved significantly compared to fiscal 2021, which is primarily attributable to additional stores being open in fiscal 2022 after the temporary closures of all our stores for approximately 50% of the first quarter of fiscal 2021. The fiscal 2021 loss of sales as a result of the temporarily closures resulted in a net loss of $0.9 billion in the first three months of fiscal 2021 compared to net income of $0.5 billion for the first three months of fiscal 2022. The decrease in income taxes recoverable, net favorably impacted operating cash flows by $0.6 billion. The increase in operating cash flows was also attributable to the $0.5 billion favorable impact of the change in merchandise inventories, net of accounts payable, driven by the timing of payments for merchandise sold.
Investing Activities
Investing activities resulted in net cash outflows of $0.2 billion for both the three months ended May 1, 2021 and the three months ended May 2, 2020. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first three months of fiscal 2022 primarily reflected property additions for new stores, store improvements and renovations as well as investments in our distribution centers and offices, including buying and merchandising systems and other information systems. Cash outflows for property additions were $0.2 billion for both the first three months of fiscal 2022 and the first three months of fiscal 2021. Our expected fiscal 2022 capital investments total $1.2 billion to $1.4 billion. We plan to fund these expenditures through internally generated funds.

Financing Activities
Financing activities resulted in net cash outflows of $1.1 billion in the first three months of fiscal 2022 and net cash inflows of $4.5 billion for the three months ended May 2, 2020.
Debt
The cash outflows in the first three months of fiscal 2022 were a result of the redemption at par of certain of our notes maturing in the second quarter of fiscal 2022. The cash inflows in the first three months of fiscal 2021 were a result of completing the issuance and sale of $4 billion aggregate principal amount of notes. In addition, in the first quarter of fiscal 2021, we drew down $1 billion on our previously undrawn revolving credit facilities, which we subsequently repaid in July 2020. See Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for additional information.
Equity
The cash inflows in the first three months of fiscal 2022 were a result of proceeds from the exercise of employee stock options, net of shares withheld for taxes. The cash outflows in the first three months of fiscal 2021 were a result of the $0.2 billion repurchase and retirement of 3.4 million shares of our stock on a settlement basis under our stock repurchase program. These outflows were partially offset by proceeds from the exercise of employee stock options, net of shares withheld for taxes in the first three months of fiscal 2021. In March 2020, in connection with the actions taken related to the COVID-19 pandemic, we suspended our share repurchase program. Subsequent to the end of the first quarter of fiscal 2022, we lifted the temporary suspension of our repurchase program and announced plans to repurchase approximately $1.0 billion to $1.25 billion of stock in fiscal 2022 under our previously authorized stock repurchase programs. As of May 1, 2021, approximately $3 billion remained available under our existing stock repurchase programs.
Dividends
We declared a quarterly dividend on our common stock which totaled $0.26 per share in the first quarter of fiscal 2022. As a result of the uncertainty surrounding the COVID-19 pandemic, no dividends were declared in the first quarter of fiscal 2021. Cash payments for dividends on our common stock totaled $0.3 billion for both the first quarter of fiscal 2022 and the first quarter of fiscal 2021. We also declared a dividend of $0.26 per share in the second quarter of fiscal 2022 payable in September 2021.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For a discussion of accounting standards, see Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 and Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: the ongoing COVID-19 pandemic and associated containment and remediation efforts; execution of buying strategy and inventory management; various marketing efforts; customer trends and preferences; competition; operational and business expansion; management of large size and scale; merchandise sourcing and transport; labor costs and workforce challenges; personnel recruitment, training and retention; data security and maintenance and development of information technology systems; corporate and retail banner reputation; cash flow; expanding international operations; fluctuations in quarterly operating results and market expectations; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; inventory or asset loss; economic conditions and consumer spending; market instability; serious disruptions or catastrophic events; disproportionate impact of disruptions in the second half of the fiscal year; commodity availability and pricing; adverse or unseasonable weather; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 1, 2021 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended May 1, 2021 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note K—Contingent Obligations and Contingencies of Notes to Consolidated Financial Statements for information on legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 30, 2021, as filed with the Securities Exchange Commission on March 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Share Repurchases
The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2022 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
January 31, 2021 through February 27, 2021	—	$—	—	$2,985,692,971
February 28, 2021 through April 3, 2021	—	$—	—	$2,985,692,971
April 4, 2021 through May 1, 2021	—	$—	—	$2,985,692,971
Total	—		—
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2019 and 2020, TJX announced stock repurchase programs authorizing $1.5 billion and $1.5 billion, respectively, in repurchases of TJX common stock from time to time. As of May 1, 2021 approximately $3 billion in aggregate remained available under both plans. In March 2020, as a result of the COVID-19 pandemic, TJX suspended its share repurchase program. Subsequent to the end of the first quarter of fiscal 2022, the Company reinstated its share repurchase program.
Item 6. Exhibits

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of March 29, 2021, filed herewith
10.2	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of March 29, 2021, filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 28, 2021
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)