Form 10-Q
period 2021-07-31
TJX COMPANIES INC /DE/
filed 2021-08-27
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of August 20, 2021: 1,202,539,197

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$12,077,063	$6,667,575	$22,163,724	$11,076,463
Cost of sales, including buying and occupancy costs	8,528,130	5,174,490	15,783,765	9,588,955
Selling, general and administrative expenses	2,223,692	1,527,768	4,288,684	2,841,688
Loss on early extinguishment of debt	242,248	—	242,248	—
Interest expense, net	28,661	57,336	73,349	80,687
Income (loss) before income taxes	1,054,332	(92,019)	1,775,678	(1,434,867)
(Provision) benefit for income taxes	(268,651)	(122,201)	(456,067)	333,158
Net income (loss)	$785,681	$(214,220)	$1,319,611	$(1,101,709)
Basic earnings (loss) per share	$0.65	$(0.18)	$1.09	$(0.92)
Weighted average common shares – basic	1,205,054	1,198,634	1,205,247	1,198,222
Diluted earnings (loss) per share	$0.64	$(0.18)	$1.08	$(0.92)
Weighted average common shares – diluted	1,220,615	1,198,634	1,221,012	1,198,222
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	July 31, 2021	August 1, 2020
Net income (loss)	$785,681	$(214,220)
Additions to other comprehensive income:
Foreign currency translation adjustments, net of related tax benefit of $1,140 in fiscal 2022 and tax provisions of $5,462 in fiscal 2021	(876)	69,378
Reclassifications from other comprehensive income (loss) to net income (loss):
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $1,590 in fiscal 2022 and $1,746 in fiscal 2021	4,368	4,797
Amortization of loss on cash flow hedge, net of related tax provision of $76 in fiscal 2021	—	208
Other comprehensive income, net of tax	3,492	74,383
Total comprehensive income (loss)	$789,173	$(139,837)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Net income (loss)	$1,319,611	$(1,101,709)
Additions to other comprehensive income (loss):
Foreign currency translation adjustments, net of related tax provision of $1,758 in fiscal 2022 and tax benefit of $1,486 in fiscal 2021	21,373	(59,780)
Reclassifications from other comprehensive income (loss) to net income (loss):
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $2,646 in fiscal 2022 and $3,492 in fiscal 2021	7,269	9,594
Amortization of loss on cash flow hedge, net of related tax provision of $603 in fiscal 2022 and $152 in fiscal 2021	(263)	416
Other comprehensive income (loss), net of tax	28,379	(49,770)
Total comprehensive income (loss)	$1,347,990	$(1,151,479)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	July 31, 2021	January 30, 2021	August 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7,106,016	$10,469,570	$6,620,411
Accounts receivable, net	615,634	461,139	444,229
Merchandise inventories	5,086,631	4,337,389	3,744,062
Prepaid expenses and other current assets	459,046	434,977	403,621
Federal, state and foreign income taxes recoverable	121,703	36,262	305,624
Total current assets	13,389,030	15,739,337	11,517,947
Net property at cost	5,107,346	5,036,096	5,100,411
Non-current deferred income taxes, net	127,483	127,191	48,600
Operating lease right of use assets	9,183,258	8,989,998	9,063,854
Goodwill	97,972	98,998	97,131
Other assets	878,357	821,935	740,459
TOTAL ASSETS	$28,783,446	$30,813,555	$26,568,402
LIABILITIES
Current liabilities:
Accounts payable	$4,413,316	$4,823,397	$2,422,140
Accrued expenses and other current liabilities	3,968,968	3,471,459	2,884,826
Current portion of operating lease liabilities	1,612,603	1,677,605	1,591,076
Current portion of long-term debt	—	749,684	749,209
Federal, state and foreign income taxes payable	47,171	81,523	—
Total current liabilities	10,042,058	10,803,668	7,647,251
Other long-term liabilities	1,072,847	1,063,902	848,253
Non-current deferred income taxes, net	3,451	37,164	91,770
Long-term operating lease liabilities	7,905,814	7,743,216	7,875,234
Long-term debt	3,352,892	5,332,921	5,445,325
Commitments and contingencies (See Note K)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,202,980,524; 1,204,698,124 and 1,199,061,133 respectively	1,202,981	1,204,698	1,199,061
Additional paid-in capital	117,603	260,515	68,532
Accumulated other comprehensive loss	(577,692)	(606,071)	(722,941)
Retained earnings	5,663,492	4,973,542	4,115,917
Total shareholders’ equity	6,406,384	5,832,684	4,660,569
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,783,446	$30,813,555	$26,568,402
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net income (loss)	$1,319,611	$(1,101,709)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	430,561	439,525
Loss on early extinguishment of debt	242,248	—
Loss on property disposals and impairment charges	482	38,970
Deferred income tax (benefit)	(39,258)	(88,562)
Share-based compensation	114,121	27,647
Changes in assets and liabilities:
(Increase) in accounts receivable	(154,350)	(56,041)
(Increase) decrease in merchandise inventories	(733,035)	1,111,612
(Increase) in income taxes recoverable	(85,441)	(258,655)
Decrease (increase) in prepaid expenses and other current assets	19,738	(40,032)
(Decrease) in accounts payable	(425,274)	(240,356)
Increase in accrued expenses and other liabilities	468,039	153,502
(Decrease) in income taxes payable	(34,819)	(25,254)
(Decrease) increase in net operating lease liabilities	(96,648)	209,071
Other, net	(79,096)	27,057
Net cash provided by operating activities	946,879	196,775
Cash flows from investing activities:
Property additions	(444,944)	(309,910)
Purchase of investments	(12,182)	(19,411)
Sales and maturities of investments	14,365	10,503
Net cash (used in) investing activities	(442,761)	(318,818)
Cash flows from financing activities:
Payments on debt	(2,975,518)	(1,000,000)
Proceeds from long-term debt including revolving credit facilities	—	4,988,452
Payments for debt issuance expenses	—	(33,872)
Payments for repurchase of common stock	(297,099)	(201,500)
Cash dividends paid	(628,859)	(278,250)
Proceeds from issuance of common stock	62,510	59,532
Payments of employee tax withholdings for performance based stock awards	(24,478)	(21,843)
Net cash (used in) provided by financing activities	(3,863,444)	3,512,519
Effect of exchange rate changes on cash	(4,228)	13,183
Net (decrease) increase in cash and cash equivalents	(3,363,554)	3,403,659
Cash and cash equivalents at beginning of year	10,469,570	3,216,752
Cash and cash equivalents at end of period	$7,106,016	$6,620,411
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, May 1, 2021	1,206,387	$1,206,387	$321,475	$(581,184)	$5,192,536	$6,139,214
Net income	—	—	—	—	785,681	785,681
Other comprehensive income, net of tax	—	—	—	3,492	—	3,492
Cash dividends declared on common stock	—	—	—	—	(314,378)	(314,378)
Recognition of share-based compensation	—	—	63,585	—	—	63,585
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	1,105	1,105	25,131	—	(347)	25,889
Common stock repurchased	(4,511)	(4,511)	(292,588)	—	—	(297,099)
Balance, July 31, 2021	1,202,981	$1,202,981	$117,603	$(577,692)	$5,663,492	$6,406,384

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, May 2, 2020	1,197,877	$1,197,877	$8,104	$(797,324)	$4,330,561	$4,739,218
Net (loss)	—	—	—	—	(214,220)	(214,220)
Other comprehensive income, net of tax	—	—	—	74,383	—	74,383
Recognition of share-based compensation	—	—	39,178	—	—	39,178
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	1,184	1,184	21,250	—	(424)	22,010
Balance, August 1, 2020	1,199,061	$1,199,061	$68,532	$(722,941)	$4,115,917	$4,660,569
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 30, 2021	1,204,698	$1,204,698	$260,515	$(606,071)	$4,973,542	$5,832,684
Net income	—	—	—	—	1,319,611	1,319,611
Other comprehensive income, net of tax	—	—	—	28,379	—	28,379
Cash dividends declared on common stock	—	—	—	—	(629,314)	(629,314)
Recognition of share-based compensation	—	—	114,121	—	—	114,121
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	2,794	2,794	35,555	—	(347)	38,002
Common stock repurchased	(4,511)	(4,511)	(292,588)	—	—	(297,099)
Balance, July 31, 2021	1,202,981	$1,202,981	$117,603	$(577,692)	$5,663,492	$6,406,384

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance February 1, 2020	1,199,100	$1,199,100	$—	$(673,171)	$5,422,283	$5,948,212
Net (loss)	—	—	—	—	(1,101,709)	(1,101,709)
Other comprehensive (loss), net of tax	—	—	—	(49,770)	—	(49,770)
Recognition (reversal) of share-based compensation	—	—	59,482	—	(31,835)	27,647
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	3,348	3,348	34,765	—	(424)	37,689
Common stock repurchased	(3,387)	(3,387)	(25,715)	—	(172,398)	(201,500)
Balance, August 1, 2020	1,199,061	$1,199,061	$68,532	$(722,941)	$4,115,917	$4,660,569
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
COVID-19 Pandemic
The novel coronavirus disease (“COVID-19”) was identified in December 2019 before spreading worldwide. The Company has been, and may continue to be, impacted by the COVID-19 pandemic. In response to the pandemic, primarily during the first quarter of fiscal 2021, the Company took several steps to strengthen its financial position and balance sheet and to maintain financial liquidity and flexibility. The COVID-19 pandemic is complex and rapidly evolving and the severity and duration of the pandemic is still unknown. Additionally, its resurgence or the emergence of new variants has caused and may continue to cause intermittent or prolonged periods of temporary store closures, and stringent occupancy restrictions while stores are open, and could elicit further actions and recommendations from governments and public health authorities that could impact our operations.
In the first quarter of fiscal 2021, the Company temporarily closed all of its stores, distribution centers and offices, and online businesses until the second quarter of fiscal 2021. During the first six months of fiscal 2022, while the Company’s stores in the United States remained open for the entire period, the Company had temporary store closures, in Europe, Canada and Australia. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level that could result in possible additional impacts to our operations. The Company cannot reasonably estimate the duration and severity of this pandemic which has had, and may continue to have, a material impact on its business, results of operations, financial position and cash flows.
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
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year’s presentation.

Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In thousands	July 31, 2021	August 1, 2020
Balance, beginning of year	$576,187	$500,844
Deferred revenue	769,970	355,397
Effect of exchange rates changes on deferred revenue	2,041	(854)
Revenue recognized	(802,194)	(378,782)
Balance, end of period	$546,004	$476,605
TJX recognized $436.3 million in gift card revenue for the three months ended July 31, 2021 and $198.7 million in gift card revenue for the three months ended August 1, 2020. The increase in both deferred revenue and revenue recognized versus the prior year reflects the impact of the temporary store closures in the first half of fiscal 2021 due to the COVID-19 pandemic. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.
Leases
Supplemental cash flow information related to leases for the twenty-six weeks ended July 31, 2021 and August 1, 2020 is as follows:

	Twenty-Six Weeks Ended
In thousands	July 31, 2021	August 1, 2020
Operating cash flows paid for operating leases	$1,061,163	$762,823
Lease liabilities arising from obtaining right of use assets	$1,016,813	$765,183
During fiscal 2021, the Company negotiated rent deferrals for a significant number of its stores, with repayment primarily throughout fiscal 2022.
Future Adoption of New Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). The Company has reviewed the new guidance and has determined that they will either not apply to TJX or they are not expected to be material to its Consolidated Financial Statements upon adoption and therefore they are not disclosed.
Note B. Property at Cost
The following table presents the components of property at cost:

In thousands	July 31, 2021	January 30, 2021	August 1, 2020
Land and buildings	$1,771,907	$1,668,381	$1,556,296
Leasehold costs and improvements	3,634,959	3,568,829	3,506,661
Furniture, fixtures and equipment	6,692,117	6,525,615	6,395,516
Total property at cost	$12,098,983	$11,762,825	$11,458,473
Less: accumulated depreciation and amortization	6,991,637	6,726,729	6,358,062
Net property at cost	$5,107,346	$5,036,096	$5,100,411
Depreciation expense was $213 million for the three months ended July 31, 2021 and $217 million for the three months ended August 1, 2020. Depreciation expense was $425 million for the six months ended July 31, 2021 and $434 million for the six months ended August 1, 2020.
Non-cash investing activities include the change in accrued capital additions of $37 million and $(92) million as of the periods ended July 31, 2021 and August 1, 2020, respectively.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in accumulated other comprehensive loss are recorded net of taxes. The following table details the changes in accumulated other comprehensive loss for the twelve months ended January 30, 2021 and the six months ended July 31, 2021:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive (Loss) Income
Balance, February 1, 2020	$(457,120)	$(215,483)	$(568)	$(673,171)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $2,442)	15,588	—	—	15,588
Recognition of net gains/losses on benefit obligations (net of taxes of $9,974)	—	30,635	—	30,635
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $303)	—	—	831	831
Amortization of prior service cost and deferred gains/losses (net of taxes of $7,298)	—	20,046	—	20,046
Balance, January 30, 2021	$(441,532)	$(164,802)	$263	$(606,071)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $1,758)	21,373	—	—	21,373
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $603)	—	—	(263)	(263)
Amortization of prior service cost and deferred gains/losses (net of taxes of $2,646)	—	7,269	—	7,269
Balance, July 31, 2021	$(420,159)	$(157,533)	$—	$(577,692)
Note D. Capital Stock and Earnings (Loss) Per Share
Capital Stock
During the second quarter of fiscal 2022, the Company lifted the temporary suspension of its previously authorized stock repurchase programs. TJX repurchased and retired 4.6 million shares of its common stock at a cost of approximately $300 million during the quarter and six months ended July 31, 2021, on a “trade date” basis. Prior to the suspension of the Company’s share repurchase program, during the first quarter of fiscal 2021, TJX repurchased and retired 3.2 million shares of its common stock at a cost of $190 million on a “trade date” basis, and no shares were repurchased during the second quarter of fiscal 2021 through the first quarter of fiscal 2022. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $297 million for the six months ended July 31, 2021 and $201 million for the six months ended August 1, 2020. These expenditures were funded by cash generated from operations.
In February 2020, the Company announced that its Board of Directors had approved, in January 2020, a new stock repurchase program that authorizes the repurchase of up to an additional $1.5 billion of TJX common stock from time to time. Also, in February 2019, TJX announced that its Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 billion of TJX common stock from time to time.
As of July 31, 2021, TJX had approximately $2.7 billion available under these previously announced stock repurchase programs.
All shares repurchased under the stock repurchase programs have been retired.

Earnings (Loss) Per Share
The following table presents the calculation of basic and diluted earnings (loss) per share for net income (loss):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Amounts in thousands, expect per share amounts	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Basic earnings (loss) per share:
Net income (loss)	$785,681	$(214,220)	$1,319,611	$(1,101,709)
Weighted average common shares outstanding for basic earnings (loss) per share calculation	1,205,054	1,198,634	1,205,247	1,198,222
Basic earnings (loss) per share	$0.65	$(0.18)	$1.09	$(0.92)
Diluted earnings (loss) per share:
Net income (loss)	$785,681	$(214,220)	$1,319,611	$(1,101,709)
Weighted average common shares outstanding for basic earnings (loss) per share calculations	1,205,054	1,198,634	1,205,247	1,198,222
Assumed exercise / vesting of stock options and awards	15,561	—	15,765	—
Weighted average common shares outstanding for diluted earnings (loss) per share calculation	1,220,615	1,198,634	1,221,012	1,198,222
Diluted earnings (loss) per share	$0.64	$(0.18)	$1.08	$(0.92)
Cash dividends declared per share	$0.26	$—	$0.52	$—
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal period. Such options are excluded because they would have an antidilutive effect. There were no such options excluded for the thirteen weeks and twenty-six weeks ended July 31, 2021. For the thirteen weeks and twenty-six weeks ended August 1, 2020, as a result of the net losses, all options were antidilutive and therefore have been excluded from the calculation.
The Board of Directors declared a quarterly dividend of $0.26 per share in the second quarter of fiscal 2022.
Note E. Financial Instruments
As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. TJX seeks to minimize risk from changes in interest and foreign currency exchange rates and fuel costs through the use of derivative financial instruments when and to the extent deemed appropriate. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of accumulated other comprehensive (loss) or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged.
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2021, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2022, and during the first six months of fiscal 2022, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first six months of fiscal 2023. The hedge agreements outstanding at July 31, 2021 relate to approximately 47% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2022 and approximately 50% of TJX’s estimated notional diesel requirements for the first six months of fiscal 2023. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2022 and throughout the first seven months of fiscal 2023. TJX elected not to apply hedge accounting to these contracts.

Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at July 31, 2021 cover the merchandise purchases the Company is committed to over the next several months. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this exposure.
TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt. The changes in fair value of these contracts are recorded in selling, general and administrative expenses and are offset by marking the underlying item to fair value in the same period. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in selling, general and administrative expenses.
The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 31, 2021:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at July 31, 2021
Fair value hedges:
Intercompany balances, primarily debt related:
zł	45,000		£8,846	0.1966	Prepaid Exp	$562	$—	$562
A$	110,000	U.S.$	84,198	0.7654	Prepaid Exp	3,100	—	3,100
U.S.$	75,102		£55,000	0.7323	Prepaid Exp	1,351	—	1,351
	£250,000	U.S.$	346,344	1.3854	Prepaid Exp / (Accrued Exp)	426	(1,504)	(1,078)
	€170,000	U.S.$	207,623	1.2213	Prepaid Exp / (Accrued Exp)	5,169	(143)	5,026
C$	150,000	U.S.$	124,009	0.8267	Prepaid Exp	3,698	—	3,698
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.3M – 4.0M gal per month		Float on 3.3M – 4.0M gal per month	N/A	Prepaid Exp	21,805	—	21,805
Intercompany billings in TJX International, primarily merchandise related:
	€98,000		£84,053	0.8577	Prepaid Exp	343	—	343
Merchandise purchase commitments:
C$	630,947	U.S.$	512,000	0.8115	Prepaid Exp / (Accrued Exp)	7,066	(1,132)	5,934
C$	34,928		€23,500	0.6728	Prepaid Exp / (Accrued Exp)	93	(161)	(68)
	£396,740	U.S.$	555,900	1.4012	Prepaid Exp / (Accrued Exp)	5,202	(678)	4,524
A$	52,396	U.S.$	39,225	0.7486	Prepaid Exp / (Accrued Exp)	656	(36)	620
zł	400,100		£75,659	0.1891	Prepaid Exp / (Accrued Exp)	961	(126)	835
U.S.$	55,198		€45,000	0.8152	(Accrued Exp)	—	(1,713)	(1,713)
Total fair value of derivative financial instruments						$50,432	$(5,492)	$44,940

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 30, 2021:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 30, 2021
Fair value hedges:
Intercompany balances, primarily debt related:
zł	45,000		£8,846	0.1966	Prepaid Exp	$11	$—	$11
A$	80,000	U.S.$	62,032	0.7754	Prepaid Exp	738	—	738
U.S.$	75,102		£55,000	0.7323	Prepaid Exp	357	—	357
	£200,000	U.S.$	274,853	1.3743	Prepaid Exp	32	—	32
	€200,000	U.S.$	244,699	1.2235	Prepaid Exp / (Accrued Exp)	427	(182)	245
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 1.5M – 3.8M gal per month		Float on 1.5M– 3.8M gal per month	N/A	Prepaid Exp	4,880	—	4,880
Merchandise purchase commitments:
C$	384,679	U.S.$	296,000	0.7695	Prepaid Exp / (Accrued Exp)	430	(5,627)	(5,197)
C$	5,391		€3,500	0.6492	Prepaid Exp	24	—	24
	£203,264	U.S.$	263,950	1.2986	(Accrued Exp)	—	(15,086)	(15,086)
zł	30,000		£5,865	0.1955	(Accrued Exp)	—	(29)	(29)
A$	46,985	U.S.$	35,250	0.7502	Prepaid Exp / (Accrued Exp)	144	(837)	(693)
U.S.$	99,810		€83,700	0.8386	Prepaid Exp / (Accrued Exp)	1,986	(160)	1,826
Total fair value of derivative financial instruments						$9,029	$(21,921)	$(12,892)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 1, 2020:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 1, 2020
Fair value hedges:
Intercompany balances, primarily debt related:
zł	65,000		£12,780	0.1966	(Accrued Exp)	$—	$(628)	$(628)
	€60,000		£53,412	0.8902	(Accrued Exp)	—	(1,033)	(1,033)
A$	110,000	U.S.$	70,802	0.6437	(Accrued Exp)	—	(7,798)	(7,798)
U.S.$	72,475		£55,000	0.7589	(Accrued Exp)	—	(448)	(448)
	£200,000	U.S.$	249,499	1.2475	(Accrued Exp)	—	(12,538)	(12,538)
C$	550,000	U.S.$	390,766	0.7105	(Accrued Exp)	—	(19,571)	(19,571)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.9M – 3.5M gal per month		Float on 2.9M – 3.5M gal per month	N/A	(Accrued Exp)	—	(13,920)	(13,920)
Intercompany billings in TJX International, primarily merchandise related:
	€73,400		£65,678	0.8948	(Accrued Exp)	—	(570)	(570)
Merchandise purchase commitments:
C$	271,576	U.S.$	201,700	0.7427	Prepaid Exp / (Accrued Exp)	737	(1,647)	(910)
	£240,694	U.S.$	304,800	1.2663	Prepaid Exp / (Accrued Exp)	34	(10,415)	(10,381)
A$	40,156	U.S.$	28,250	0.7035	(Accrued Exp)	—	(447)	(447)
zł	87,000		£18,059	0.2076	Prepaid Exp	419	—	419
U.S.$	3,771		€3,383	0.8971	Prepaid Exp	213	—	213
Total fair value of derivative financial instruments						$1,403	$(69,015)	$(67,612)

Presented below is the impact of derivative financial instruments on the Consolidated Statements of Income (Loss) for the periods shown:

		Amount of Gain (Loss) Recognized in Income / (Loss) by Derivative
	Location of (Loss) Gain Recognized in Income / (Loss) by Derivative	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands		July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Fair value hedges:
Intercompany balances, primarily debt related	Selling, general and administrative expenses	$15,417	$(38,060)	$12,553	$(43,233)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	7,276	10,123	20,846	(12,731)
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	3,427	(2,039)	3,545	(3,891)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	11,710	(15,808)	(4,259)	34,327
Gain (loss) recognized in income / (loss)		$37,830	$(45,784)	$32,685	$(25,528)

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	July 31, 2021	January 30, 2021	August 1, 2020
Level 1
Assets:
Executive Savings Plan investments	$394,078	$363,729	$324,270
Level 2
Assets:
Foreign currency exchange contracts	$28,627	$4,149	$1,403
Diesel fuel contracts	21,805	4,880	—
Liabilities:
Foreign currency exchange contracts	$5,492	$21,921	$55,095
Diesel fuel contracts	—	—	13,920
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of July 31, 2021 was $3.7 billion compared to a carrying value of $3.4 billion. The fair value of long-term debt as of January 30, 2021 was $5.9 billion compared to a carrying value of $5.3 billion. The fair value of the current portion of long-term debt as of January 30, 2021 was $754 million compared to a carrying value of $750 million. The fair value of long-term debt as of August 1, 2020 was $6.4 billion compared to a carrying value of $5.4 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended July 31, 2021, January 30, 2021 and August 1, 2020, the Company did not record any material impairments to long-lived assets.

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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales:
In the United States:
Marmaxx	$7,348,931	$3,959,340	$13,989,417	$6,657,119
HomeGoods	2,083,261	1,235,973	4,225,017	1,995,838
TJX Canada	1,021,549	591,918	1,787,085	971,554
TJX International	1,623,322	880,344	2,162,205	1,451,952
Total net sales	$12,077,063	$6,667,575	$22,163,724	$11,076,463
Segment profit (loss):
In the United States:
Marmaxx	$1,014,175	$100,471	$1,839,030	$(609,198)
HomeGoods	182,526	97,576	434,128	(56,127)
TJX Canada	118,686	21,965	190,263	(75,216)
TJX International	173,456	(131,262)	(48,102)	(389,879)
Total segment profit (loss)	1,488,843	88,750	2,415,319	(1,130,420)
General corporate expense	163,602	123,433	324,044	223,760
Loss on early extinguishment of debt	242,248	—	242,248	—
Interest expense, net	28,661	57,336	73,349	80,687
Income (loss) before income taxes	$1,054,332	$(92,019)	$1,775,678	$(1,434,867)

Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Service cost	$12,718	$12,540	$755	$709
Interest cost	13,188	12,519	780	801
Expected return on plan assets	(23,992)	(22,242)	—	—
Amortization of net actuarial loss and prior service cost	4,697	5,509	1,155	1,034
Total expense	$6,611	$8,326	$2,690	$2,544

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
In thousands	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Service cost	$24,937	$25,080	$1,510	$1,418
Interest cost	26,000	25,038	1,560	1,602
Expected return on plan assets	(47,984)	(44,484)	—	—
Amortization of net actuarial loss and prior service cost	7,500	11,018	2,309	2,068
Total expense	$10,453	$16,652	$5,379	$5,088
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

Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of July 31, 2021, January 30, 2021 and August 1, 2020. All amounts are net of unamortized debt discounts.

In thousands	July 31, 2021	January 30, 2021	August 1, 2020
General corporate debt:
2.750% senior unsecured notes, redeemed on April 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $25 at January 30, 2021 and $63 at August 1, 2020)	$—	$749,975	$749,937
2.500% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $78 at July 31, 2021, $100 at January 30, 2021 and $122 at August 1, 2020)	499,922	499,900	499,878
3.500% senior unsecured notes, redeemed on June 4, 2021 (effective interest rate of 3.58% after reduction of unamortized debt discount of $4,208 at January 30, 2021 and $4,713 at August 1, 2020)	—	1,245,792	1,245,287
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $3,792 at July 31, 2021, $4,165 at January 30, 2021 and $4,538 at August 1, 2020)	996,208	995,835	995,462
3.750% senior unsecured notes, redeemed on June 4, 2021 (effective interest rate of 3.76% after reduction of unamortized debt discount of $456 at January 30, 2021 and $493 at August 1, 2020)	—	749,544	749,507
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount of $875 at July 31, 2021 and $939 at January 30, 2021)	499,125	499,061	—
3.875% senior unsecured notes, maturing April 15, 2030; see tender offer details below (effective interest rate of 3.89% after reduction of unamortized debt discount of $537 at July 31, 2021, $568 at January 30, 2021 and $1,510 at August 1, 2020)	495,313	495,282	1,248,490
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount of $581 at July 31, 2021 and $610 at January 30, 2021)	499,419	499,390	—
4.500% senior unsecured notes, maturing April 15, 2050; see tender offer details below (effective interest rate of 4.52% after reduction of unamortized debt discount of $2,170 at July 31, 2021, $2,208 at January 30, 2021 and $4,368 at August 1, 2020)	383,329	383,291	745,632
Total debt	3,373,316	6,118,070	6,234,193
Current maturities of long-term debt, net of debt issuance costs	—	(749,684)	(749,209)
Debt issuance costs	(20,424)	(35,465)	(39,659)
Long-term debt	$3,352,892	$5,332,921	$5,445,325
On June 4, 2021, the Company completed make-whole calls for its $1.25 billion aggregate principal amount of 3.500% Notes maturing in 2025 and its $750 million aggregate principal amount of 3.750% Notes maturing in 2027, which 3.500% Notes and 3.750% Notes were originally issued and sold during the fiscal quarter ended May 2, 2020. As a result of these redemptions prior to their scheduled maturities, the Company recorded a pre-tax debt extinguishment charge of $242 million in the second quarter of fiscal 2022.
On April 15, 2021, the Company redeemed all of the outstanding $750 million in aggregate principal amount of its 2.750% Notes due June 15, 2021 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date.
During the fiscal quarter ended May 2, 2020, the Company issued and sold $1.25 billion aggregate principal amount of 3.875% Notes due 2030 and $750 million aggregate principal amount of 4.500% Notes due 2050, portions of which were subsequently repurchased pursuant to cash tender offers completed by the Company in December 2020, reducing the aggregate principal amount outstanding to $495.5 million and $385.5 million, respectively. Interest on these notes are payable semi-annually. In November 2020, TJX completed the issuance of (a) $500 million aggregate principal amount of 1.150% Notes due 2028 and (b) $500 million aggregate principal amount of 1.600% Notes due 2031. Interest on these notes are payable semi-annually.

On June 25, 2021, the Company entered into a revolving credit agreement providing for a $1 billion senior unsecured revolving credit facility maturing on June 25, 2026 (the “2026 Revolving Credit Facility”). The 2026 Revolving Credit Facility replaced the Company's $500 million revolving credit facility that matures in March 2022 (the “2022 Revolving Credit Facility”) and the $500 million 364 day revolving credit facility that matures in August 2021 (the “364-Day Revolving Credit Facility”). Each of the 2022 Revolving Credit Facility and the 364-Day Revolving Credit Facility were terminated on June 25, 2021. With the 2026 Revolving Credit Facility and the Company’s existing $500 million revolving credit facility that matures in May 2024 (the “2024 Revolving Credit Facility”), the Company maintained its borrowing capacity of $1.5 billion, all of which remains available to the Company as of July 31, 2021. The terms of these revolving credit facilities require quarterly payments on the committed amount and payment of interest on borrowings at rates based on LIBOR or a base rate plus a variable margin, in each case based on the Company’s long-term debt ratings. The 2024 Revolving Credit Facility requires usage fees based on total credit extensions under the facility. The revolving credit facilities require the Company to maintain a quarterly-tested leverage ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals. As of July 31, 2021, January 30, 2021 and August 1, 2020, there were no amounts outstanding under any of the Company’s facilities. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
As of July 31, 2021, January 30, 2021 and August 1, 2020, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of July 31, 2021, January 30, 2021 and August 1, 2020, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line. As of July 31, 2021, January 30, 2021 and August 1, 2020, our European business at TJX International had an uncommitted credit line of £5 million. As of July 31, 2021, January 30, 2021 and August 1, 2020, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note J. Income Taxes
The effective income tax rate was 25.5% for the second quarter of fiscal 2022 and (132.8)% for the second quarter of fiscal 2021. The effective income tax rate was 25.7% for the first six months of fiscal 2022 and 23.2% for the first six months of fiscal 2021. The increase in the effective income tax rate for the quarter and six month period was primarily due to the decrease of anticipated benefit from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 in the second quarter of fiscal 2021.
TJX had net unrecognized tax benefits of $280 million as of July 31, 2021, $272 million as of January 30, 2021 and $262 million as of August 1, 2020.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the Consolidated Balance Sheets for interest and penalties was $40 million as of July 31, 2021, $36 million as of January 30, 2021 and $32 million as of August 1, 2020.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the Consolidated Financial Statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $43 million.
Note K. Contingent Obligations and Contingencies
Contingent Obligations
TJX has contingent obligations on leases, for which it was a lessee or guarantor, that were assigned to third parties without TJX being released by the landlords. The Company has had numerous leases from its former operations where its guarantee required it to satisfy some of these lease obligations and TJX established appropriate reserves. The Company may be contingently liable on up to eight leases of former TJX businesses, for which the Company believes the likelihood of future liability to TJX is remote. The Company may also be contingently liable for assignments and subleases if the assignees or subtenants do not fulfill their obligations. TJX estimates the undiscounted value of these contingent obligations as of July 31, 2021 to be approximately $8 million. TJX believes that most or all of these contingent obligations will not revert to the Company and, to the extent they do, may be resolved for substantially less due to mitigating factors including TJX's ability to potentially further sublet.

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
Contingencies
TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of its business. In addition, TJX is a defendant in a lawsuit brought as a putative class action on behalf of a group of current and former salaried and hourly associates in the U.S. The lawsuit alleges violations of the Fair Labor Standards Act and of state wage and hour and other labor statutes. The lawsuit seeks monetary damages, injunctive relief and attorneys’ fees. TJX has accrued immaterial amounts in the accompanying Consolidated Financial Statements for certain of its legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 31, 2021
Compared to
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
RESULTS OF OPERATIONS
The novel coronavirus disease (“COVID-19”) continues to impact our financial results. During the second quarter of fiscal 2022, our stores in the United States remained open for the entire quarter. However, we had temporary store closures in Europe, Canada and Australia during the second quarter of fiscal 2022, and in the beginning of the third quarter of fiscal 2022 continued to have temporary store closures in Australia, as discussed below. Stores were temporarily closed for approximately 3% of the second quarter and 8% of the first six months of fiscal 2022, due to temporary closures in Europe, Canada and Australia, as compared to stores across all geographies being closed for approximately 31% of the second quarter and 41% of the first six months of fiscal 2021. Overall, our second quarter and first six months results for fiscal 2022 were significantly better than our results for the second quarter and first six months of fiscal 2021.
In addition to comparing current year results to fiscal 2021, we may, where meaningful, also compare these results to a comparable period in the fiscal year ended February 1, 2020 (“fiscal 2020”), prior to the emergence of the pandemic. Although we are not fully past the negative impacts of the pandemic, we feel this additional comparison provides insight into how we are managing the business and performing as compared to pre-pandemic results.
Overview of our financial performance for the quarter ended July 31, 2021 includes the following:
–Net sales were $12.1 billion, $6.7 billion and $9.8 billion for the second quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of July 31, 2021, the number of stores in operation (including stores that had been or continue to be temporarily closed due to COVID-19) increased 2% and selling square footage increased 2% compared to the end of the fiscal 2021 second quarter.
–Diluted earnings (loss) per share were $0.64, $(0.18) and $0.62 for the second quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
–Stores were temporarily closed for approximately 3% and 31% of the second quarter of fiscal 2022 and fiscal 2021, respectively.
–Pre-tax margin (the ratio of pre-tax income (loss) to net sales) was 8.7%, (1.4)% and 10.4% for the second quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
–During the second quarter of fiscal 2022, we completed make-whole calls for $2 billion of our debt that was due to mature in 2025 and 2027 and recorded a pre-tax loss on the early extinguishment of these notes of $242 million. This reduced fiscal 2022 pre-tax margin by 2.0 percentage points and reduced earnings per share by $0.15 per share.
–Our cost of sales, including buying and occupancy costs, ratio was 70.6%, 77.6% and 71.8% for the second quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
–Our selling, general and administrative (“SG&A”) expense ratio was 18.4%, 22.9% and 17.7% for the second quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

–Consolidated merchandise inventories as of the end of the second quarter of fiscal 2022 increased 36% compared to the second quarter of fiscal 2021 and was essentially flat compared to the second quarter of fiscal 2020. On a constant currency basis, consolidated merchandise inventories as of the end of the second quarter of fiscal 2022 increased 33% compared to the second quarter of fiscal 2021 and decreased 3% compared to the second quarter of fiscal 2020.
–During the second quarter of fiscal 2022, we returned $614 million to our shareholders through share repurchases and dividends.
Operating Results as a Percentage of Net Sales
The following table sets forth certain information about our operating results as a percentage of net sales for the following periods:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	August 3, 2019	July 31, 2021	August 1, 2020	August 3, 2019
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	70.6	77.6	71.8	71.2	86.6	71.7
Selling, general and administrative expenses	18.4	22.9	17.7	19.4	25.7	18.0
Loss on early extinguishment of debt	2.0	—	—	1.1	—	—
Interest expense, net	0.2	0.9	—	0.3	0.7	—
Income (loss) before provision for income taxes*	8.7%	(1.4)%	10.4%	8.0%	(13.0)%	10.3%
*Figures may not foot due to rounding.
Recent Events and Trends
COVID-19
COVID-19 was identified in December 2019 before spreading worldwide and being declared a pandemic by the World Health Organization in March 2020. In response to the COVID-19 pandemic, we temporarily closed all of our stores, online businesses, distribution centers and offices in March 2020, with Associates working remotely where possible. When we began to reopen stores and distribution centers in May 2020, we implemented new health and safety practices, including practices related to personal protective equipment, enhanced cleaning and social distancing protocols (which included occupancy limits and reducing in-store inventory levels). In response to the pandemic, primarily during the first quarter of fiscal 2021, we took several steps to strengthen our financial position and balance sheet and to maintain financial liquidity and flexibility.
In response to increasing cases of COVID-19 and due to government mandates, hundreds of stores located in Canada, Australia and Europe had additional temporary closures during fiscal 2022, and many additional stores, while open, were operating with stringent COVID-19-related occupancy restrictions, negatively impacting our results during the second quarter and first six months of fiscal 2022.

The below table represents total store days closed due to the COVID-19 pandemic as a percentage of potential total store days open in the second quarter and first six months of fiscal 2022 and fiscal 2021 by segment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Marmaxx	—%	31%	—%	40%
HomeGoods	—%	31%	—%	40%
TJX Canada	22%	29%	24%	41%
TJX International	3%	35%	37%	42%
TJX Consolidated	3%	31%	8%	41%
As of August 20, 2021, we had approximately 40 stores located in Australia that were temporarily closed due to government mandates in response to the COVID-19 pandemic. All of our e-commerce businesses remained open throughout the first six months of fiscal 2022. We continue to monitor developments, including government requirements and recommendations at the national, state, and local level that could result in possible additional impacts to our operations.

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
The new trade deal provides for zero customs duties and zero quotas on trade between the U.K. and the EU in goods that are produced in each of the U.K. and the EU. However, a portion of the merchandise we source in the U.K. and the EU is produced somewhere else in the world, and therefore is subject to additional customs duty costs under the new trade deal. These additional customs duties and the related operational costs have started to impact the profitability of our European division, and may continue to do so, at least in the short term.
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
Net Sales
Net sales totaled $12.1 billion, $6.7 billion and $9.8 billion for the second quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Net sales from our e-commerce businesses combined amounted to less than 3% of total sales for the second quarters of fiscal 2022, fiscal 2021 and fiscal 2020.
Net sales totaled $22.2 billion, $11.1 billion and $19.1 billion for the first six months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Net sales from our e-commerce businesses combined amounted to less than 3% of total sales for the first six months of fiscal 2022, fiscal 2021 and fiscal 2020.
As a result of the extensive temporary store closures during fiscal 2021 due to the COVID-19 pandemic and our policy relating to the treatment of extended temporary store closures when calculating comp store sales, we had no stores classified as comp stores at the end of the second quarters of fiscal 2022 and fiscal 2021. Our historical definition of comp store sales is presented below for reference.
Open-Only Comp Store Sales
In order to provide a performance indicator for our stores as they reopened, since the second quarter of fiscal 2021, we have been temporarily reporting a new sales measure, open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021 that had to temporarily close due to the COVID-19 pandemic. For the second quarter and first half of fiscal 2022, this measure reports the sales increase or decrease of these stores for the days the stores were open in the current period against sales for the same days in fiscal 2020, prior to the pandemic. Open-only comp store sales of our foreign segments are calculated by translating the current year using the second quarter and the first half of fiscal 2020’s exchange rates.
We define customer traffic to be the number of transactions in stores and average ticket to be the average retail price of the units sold. We define average transaction or average basket to be the average dollar value of transactions.
Fiscal 2022 vs Fiscal 2021
Net sales increased 81% in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Net sales increased 100% for the first six months of fiscal 2022 compared to the first six months of fiscal 2021. The increases for these periods are primarily due to the temporary closures of all stores and online businesses during portions of the second quarter and first six months of fiscal 2021 as a result of the COVID-19 pandemic. Stores were closed for approximately 3% of the second quarter and 8% of the first six months of fiscal 2022, due to temporary closures in Europe, Canada and Australia, as compared to stores across all geographies being temporarily closed for approximately 31% of the second quarter and 41% of the first six months of fiscal 2021.

Fiscal 2022 vs Fiscal 2020
Net sales increased 23% and open-only comp store sales were up 20% for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2020. Net sales increased 16% and open-only comp store sales were up 18% for the first six months fiscal 2022 compared to the first six months of fiscal 2020. These reflect an increase in average basket across all divisions, partially offset by a reduction in customer traffic for both periods. Customer traffic was up in the U.S., where stores were open for the entire second quarter and the first six months of fiscal 2022, and was down in geographies where we had temporary store closures or stores operating under COVID-19-related occupancy restrictions. While our open-only comp store sales in home fashions continued to exceed those of apparel, we had strong improvement in our open-only comp store sales in apparel during the quarter and first six months of fiscal 2022.
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
Sales excluded from comp sales (“non-comp sales”) consist of sales from:
–New stores - stores that have not yet met the comp sales criteria, which represents a substantial majority of non-comp sales
–Stores that are closed permanently or for an extended period of time
–Sales from our e-commerce sites, meaning sierra.com, tjmaxx.com, marshalls.com and tkmaxx.com
We determine which stores are included in the comp sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year. Beginning in fiscal 2020, Sierra stores that fit the comp store definition were included in comp stores in our Marmaxx segment.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, was $8.5 billion, or 70.6% of net sales, $5.2 billion, or 77.6% of net sales and $7.0 billion, or 71.8% of net sales for the second quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Cost of sales, including buying and occupancy costs, was $15.8 billion or 71.2% of net sales, $9.6 billion, or 86.6% of net sales and $13.7 billion, or 71.7% of net sales for the first six months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Fiscal 2022 vs Fiscal 2021
The increases in the total cost of sales, including buying and occupancy costs, were mainly attributable to the additional cost of merchandise sold due to a higher level of sales in both the second quarter and the first six months of fiscal 2022 compared to fiscal 2021. In fiscal 2021, our stores were temporarily closed in the aggregate for approximately 31% of the second quarter and approximately 41% of the first six months of fiscal 2021. The cost of merchandise sold during the second quarter of fiscal 2022 includes higher freight costs. Merchandise margin significantly improved during the first six months of fiscal 2022, primarily driven by favorable markdowns, which were partially offset by increased freight costs. The second quarter and first six months of fiscal 2022 reflect higher supply chain costs.
Cost of sales, including buying and occupancy costs, was favorably impacted by approximately $3 million and $28 million of government programs for the second quarters of fiscal 2022 and fiscal 2021, respectively, as well as $24 million and $63 million of government programs for the first six months of fiscal 2022 and fiscal 2021, respectively, in regions where we had temporary store closures.
Fiscal 2022 vs Fiscal 2020
The expense ratios decreased 1.2% for the second quarter of fiscal 2022 and 0.5% for the first six months of fiscal 2022 compared to the same periods of fiscal 2020. The decreases reflect the leverage on our occupancy costs due to the strong open-only comp store sales growth as well as improved merchandise margin. Within merchandise margin, strong markon and lower markdowns collectively more than offset incremental freight costs. In addition, the expense ratio decreases were partially offset by higher supply chain costs primarily due to additional distribution capacity and higher wages.
Selling, General and Administrative Expenses
SG&A expenses were $2.2 billion, or 18.4% of net sales, $1.5 billion, or 22.9% of net sales and $1.7 billion, or 17.7% of net sales for the second quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
SG&A expenses were $4.3 billion, or 19.4% of net sales, $2.8 billion, or 25.7% of net sales and $3.4 billion, or 18.0% of net sales for the first six months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Fiscal 2022 vs Fiscal 2021
The increases in SG&A expenses for both the second quarter and the first six months of fiscal 2022 compared to the same periods of fiscal 2021 were driven by higher store payroll costs primarily due to increased store operating days in fiscal 2022. In addition to these costs, incentive compensation costs and other variable store costs, such as advertising spend and credit processing fees, were up in fiscal 2022 as compared to the second quarter and the first six months of fiscal 2021 as a result of increased store operating days.
SG&A expenses were favorably impacted by $85 million and $196 million from government programs for the second quarter of fiscal 2022 and fiscal 2021, respectively, as well as $206 million and $348 million from government programs for the first six months of fiscal 2022 and fiscal 2021, respectively, in regions where we had temporary store closures.
Fiscal 2022 vs Fiscal 2020
The expense ratios increased 0.7% for the second quarter of fiscal 2022 and 1.4% for the first six months of fiscal 2022 compared to the same periods of fiscal 2020. The increases were driven by higher store payroll and store supply costs primarily due to incremental COVID-19 expenses and higher share-based and incentive compensation costs. These costs were partially offset by credits received from government programs in fiscal 2022.
Loss On Early Extinguishment of Debt
On June 4, 2021, we completed make-whole calls for our $1.25 billion aggregate principal amount of 3.50% Notes maturing in 2025 and our $750 million aggregate principal amount of 3.75% Notes maturing in 2027. As a result of these redemptions prior to their scheduled maturities, we recorded a pre-tax debt extinguishment charge of $242 million in the second quarter of fiscal 2022. For additional information on the debt transactions, see Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
Interest Expense, net
The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Interest expense	$30.4	$60.2	$77.4	$92.8
Capitalized interest	(0.7)	(1.2)	(1.8)	(2.2)
Interest (income)	(1.1)	(1.7)	(2.3)	(9.9)
Interest expense, net	$28.6	$57.3	$73.3	$80.7
Net interest expense decreased for both the second quarter of fiscal 2022 and the six months ended July 31, 2021 compared to the same periods in fiscal 2021, primarily due to the prior year’s refinancing of certain notes in December 2020 as well as the $2.75 billion pay down of outstanding debt during the first six months of fiscal 2022.
Provision for Income Taxes
The effective income tax rate was 25.5%, (132.8)% and 25.7% for the second quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The effective income tax rate was 25.7%, 23.2% and 25.5% for the first six months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The increase in the second quarter and the first six months effective income tax rate of fiscal 2022 was primarily due to the decrease of anticipated benefit from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 in the second quarter of fiscal 2021.
Net Income / (Loss) and Diluted Earnings (Loss) Per Share
Net income (loss) was $786 million, $(214) million and $759 million for the second quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Net income (loss) was $1.3 billion, $(1.1) billion and $1.5 billion for the first six months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Net income (loss) per diluted share was $0.64, $(0.18) and $0.62 for the second quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Net income (loss) per diluted share was $1.08, $(0.92) and $1.19 for the first six months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Segment Information
We operate four main business segments. Our Marmaxx segment (T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and our HomeGoods segment (HomeGoods and Homesense) both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. In addition to our four main segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
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
Due to the temporary closing of stores as a result of the COVID-19 pandemic, our historical definition of comp store sales is not applicable for the reported periods. In order to provide a performance indicator for our stores as they reopen, we have been temporarily reporting a new sales measure, open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021 that had to temporarily close due to the COVID-19 pandemic. This measure reports the sales increase or decrease of these stores for the days the stores were open in the second quarter and first half of fiscal 2022 against sales for the same days in fiscal 2020, prior to the emergence of the pandemic.
When discussing current year segment results, in addition to comparing to fiscal 2021, we may, where meaningful, also compare these results to a comparable period in fiscal 2020, prior to the emergence of the pandemic.
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
U.S. dollars in millions	July 31, 2021	August 1, 2020	August 3, 2019	July 31, 2021	August 1, 2020	August 3, 2019
Net sales	$7,349	$3,959	$6,107	$13,989	$6,657	$11,908
Segment profit (loss)	$1,014	$101	$855	$1,839	$(609)	$1,651
Segment margin	13.8%	2.5%	14.0%	13.1%	(9.2)%	13.9%
Stores in operation at end of period:
T.J. Maxx				1,283	1,271	1,260
Marshalls				1,145	1,134	1,107
Sierra				52	46	39
Total				2,480	2,451	2,406
Selling square footage at end of period (in thousands):
T.J. Maxx				27,887	27,732	27,577
Marshalls				26,144	25,977	25,534
Sierra				847	766	654
Total				54,878	54,475	53,765
Net Sales
Net sales for Marmaxx were $7.3 billion for the second quarter of fiscal 2022, an increase of 86% compared to $4.0 billion for the second quarter of fiscal 2021. Net sales were $14.0 billion for the first six months of fiscal 2022, an increase of 110% compared to $6.7 billion for the first six months of fiscal 2021. Both increases reflect significant temporary store closings in the second quarter and the first six months of fiscal 2021. Stores were closed for approximately 31% of the second quarter and 40% of the first six months of fiscal 2021, respectively, as a result of the COVID-19 pandemic.
Net sales increased 20% compared to $6.1 billion for the second quarter of fiscal 2020 and increased 17% compared to $11.9 billion for the first six months of fiscal 2020. Open-only comp store sales were up 18% for the second quarter of fiscal 2022 and 15% for the first six months of fiscal 2022 compared to the same periods of fiscal 2020. The increases in open-only comp store sales were primarily driven by an increase in average basket as well as an increase in customer traffic. While our open-only comp store sales in home fashions continued to exceed those of apparel, we had strong improvement in our open-only comp store sales in apparel during the quarter and first six months of fiscal 2022.
Segment Profit / (Loss)
Fiscal 2022 vs Fiscal 2021
Segment profit was $1.0 billion for the second quarter of fiscal 2022, an increase of $913 million, compared to a segment profit of $101 million for the second quarter of fiscal 2021. Segment profit was $1.8 billion for the first six months of fiscal 2022, an increase of $2.4 billion, compared to a segment loss of $(609) million for the first six months of fiscal 2021. The increases for both periods were primarily driven by increased sales due to the temporary store closures in the second quarter and first six months of fiscal 2021. In addition, the second quarter and first six months of fiscal 2021 reflect $83 million and $171 million from government programs, respectively.
Fiscal 2022 vs Fiscal 2020
Segment profit increased by $159 million compared to a segment profit of $855 million for the second quarter of fiscal 2020. Segment profit margin decreased to 13.8% for the second quarter of fiscal 2022 compared to 14.0% for the second quarter of fiscal 2020.
Segment profit increased by $188 million compared to a segment profit of $1.7 billion for the first six months of fiscal 2020. Segment profit margin decreased to 13.1% for the first six months of fiscal 2022 compared to 13.9% for the first six months of fiscal 2020.
The decreases in segment profit margin for both periods were primarily driven by incremental COVID-19 store payroll costs and higher supply chain costs. The higher supply chain costs were driven by expenses related to the additional distribution capacity and higher wages. These decreases in segment profit margin were partially offset by improved merchandise margin and the expense leverage on our occupancy costs due to the strong open-only comp store sales growth. Within merchandise margin, strong markon and lower markdowns collectively more than offset incremental freight costs.
Our U.S. e-commerce businesses, which represented less than 5% of Marmaxx’s net sales for each of the second quarters and the first six months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively, did not have a significant impact on year-over-year segment margin comparisons for the second quarter and the first six months of fiscal 2022.

HomeGoods

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
U.S. dollars in millions	July 31, 2021	August 1, 2020	August 3, 2019	July 31, 2021	August 1, 2020	August 3, 2019
Net sales	$2,083	$1,236	$1,425	$4,225	$1,996	$2,822
Segment profit (loss)	$182	$98	$129	$434	$(56)	$266
Segment margin	8.8%	7.9%	9.0%	10.3%	(2.8)%	9.4%
Stores in operation at end of period:
HomeGoods				846	818	783
Homesense				39	34	23
Total				885	852	806
Selling square footage at end of period (in thousands):
HomeGoods				15,475	14,986	14,383
Homesense				837	733	492
Total				16,312	15,719	14,875
Net Sales
Net sales for HomeGoods were $2.1 billion for the second quarter of fiscal 2022, an increase of 69%, compared to $1.2 billion for the second quarter of fiscal 2021. Net sales were $4.2 billion for the first six months of fiscal 2022, an increase of 112%, compared to $2.0 billion for the first six months of fiscal 2021. Both increases reflect significant temporary store closings in both the second quarter and the first six months of fiscal 2021. Stores were temporarily closed for approximately 31% of the second quarter and 40% of the first six months of fiscal 2021, respectively, as a result of the COVID-19 pandemic.
Net sales increased 46% compared to $1.4 billion for the second quarter of fiscal 2020 and increased 50% compared to $2.8 billion for the first six months of fiscal 2020. Open-only comp store sales were up 36% for the second quarter of fiscal 2022 and 38% for the first six months of fiscal 2022 compared to the same periods of fiscal 2020. The increases in open-only comp store sales for both periods were driven by an increase in customer traffic and average basket.
Segment Profit / (Loss)
Fiscal 2022 vs Fiscal 2021
Segment profit was $182 million for the second quarter of fiscal 2022, an increase of $84 million compared to a segment profit of $98 million for the second quarter of fiscal 2021. Segment profit was $434 million for the first six months of fiscal 2022, an increase of $490 million compared to a segment loss of $(56) million for the first six months of fiscal 2021.The increases for both the second quarter and first six months of fiscal 2022 were primarily driven by increased sales due to the temporary store closures in the second quarter and first six months of fiscal 2021. The second quarter and first six months of fiscal 2021 also reflect $24 million and $46 million of government programs, respectively.
Fiscal 2022 vs Fiscal 2020
Segment profit increased by $53 million compared to a segment profit of $129 million for the second quarter of fiscal 2020. Segment profit margin decreased to 8.8% for the second quarter of fiscal 2022 compared to 9.0% for the second quarter of fiscal 2020. The decrease in segment profit margin was primarily driven by higher supply chain costs and store payroll costs as a result of incremental COVID-19 costs and higher wages as well as lower merchandise margin. Within merchandise margin, incremental freight costs more than offset strong markon and lower markdowns. This decrease in segment profit margin was partially offset by the expense leverage on our occupancy and administrative costs due to the strong open-only comp store sales growth.
Segment profit increased by $168 million compared to a segment profit of $266 million for the first six months of fiscal 2020. Segment profit margin increased to 10.3% for the first six months of fiscal 2022 compared to 9.4% for the first six months of fiscal 2020. The increase in segment profit margin was primarily driven by the expense leverage on our occupancy and administrative costs due to the strong open-only comp store sales growth. This increase was partially offset by lower merchandise margin, store payroll costs as a result of incremental COVID-19 costs and higher wages as well as higher supply chain costs. Within merchandise margin, incremental freight costs more than offset strong markon and lower markdowns.
We plan to make online shopping available on www.homegoods.com in the third quarter of fiscal 2022.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
U.S. dollars in millions	July 31, 2021	August 1, 2020	August 3, 2019	July 31, 2021	August 1, 2020	August 3, 2019
Net sales	$1,022	$592	$967	$1,787	$972	$1,815
Segment profit (loss)	$118	$22	$118	$190	$(75)	$215
Segment margin	11.6%	3.7%	12.2%	10.6%	(7.7)%	11.9%
Stores in operation at end of period:
Winners				290	279	274
HomeSense				147	141	132
Marshalls				105	102	91
Total				542	522	497
Selling square footage at end of period (in thousands):
Winners				6,241	6,009	5,882
HomeSense				2,733	2,585	2,425
Marshalls				2,201	2,141	1,929
Total				11,175	10,735	10,236
Net Sales
Net sales for TJX Canada were $1.0 billion for the second quarter of fiscal 2022, an increase of 73% compared to $592 million for the second quarter of fiscal 2021. Net sales were $1.8 billion for the first six months of fiscal 2022, an increase of 84% compared to $972 million for the first six months of fiscal 2021. Both increases reflect temporary store closings which were approximately 22% of the second quarter and 24% of the first six months of fiscal 2022, and approximately 29% of the second quarter and 41% of the first six months of fiscal 2021 as a result of the COVID-19 pandemic.
Net sales for TJX Canada increased 6% compared to $967 million for the second quarter of fiscal 2020 and decreased 2% compared to $1.8 billion for the first six months of fiscal 2020. On a constant currency basis, net sales decreased 2% for the second quarter and 8% for the first six months of fiscal 2022, respectively. Open-only comp store sales were up 18% for the second quarter of fiscal 2022 and up 14% for the first six months of fiscal 2022 compared to the same periods of fiscal 2020. The increases in open-only comp store sales were driven by an increase in average basket, partially offset by reduced customer traffic due to the temporary store closures or stores operating under COVID-19-related occupancy restrictions.
Segment Profit / (Loss)
Fiscal 2022 vs Fiscal 2021
Segment profit was $118 million for the second quarter of fiscal 2022, an increase of $96 million compared to a segment profit of $22 million for the second quarter of fiscal 2021. Segment profit was $190 million for the first six months of fiscal 2022, an increase of $265 million compared to a segment loss of $(75) million for the first six months of fiscal 2021. The increases for both periods were primarily driven by increased sales due to having fewer temporary store closures in fiscal 2022 compared to the same periods in fiscal 2021. The second quarter and the first six months of fiscal 2022 also reflect $15 million and $73 million, respectively, of government programs compared to $73 million for the second quarter and $104 million for the first six months of fiscal 2021.
Fiscal 2022 vs Fiscal 2020
Segment profit was flat compared to the second quarter of fiscal 2020. Segment profit margin decreased to 11.6% for the second quarter of fiscal 2022 compared to 12.2% for the second quarter of fiscal 2020. The decrease in segment profit margin was primarily driven by higher supply chain costs, incremental COVID-19 costs, net of government programs as well as higher incentive compensation costs. This was partially offset by improved merchandise margin and the favorable impact of the mark-to-market of the inventory derivatives. Within merchandise margin, strong markon and lower markdowns collectively more than offset incremental freight costs.
Segment profit decreased $25 million compared to a segment profit of $215 million for the first six months of fiscal 2020. Segment profit margin decreased to 10.6% for the first six months of fiscal 2022 compared to 11.9% for the same period of fiscal 2020. The decrease in segment profit margin was primarily driven by higher supply chain costs and the expense deleverage on our occupancy costs due to the reduction in sales as a result of the temporary store closures in fiscal 2022. The decline in segment profit margin also reflects incremental COVID-19 costs, net of government programs, and higher incentive compensation costs. This was partially offset by improved merchandise margin which reflected strong markon and lower markdowns that collectively offset incremental freight costs.

TJX International

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
U.S. dollars in millions	July 31, 2021	August 1, 2020	August 3, 2019	July 31, 2021	August 1, 2020	August 3, 2019
Net sales	$1,623	$880	$1,283	$2,162	$1,452	$2,514
Segment profit (loss)	$174	$(131)	$50	$(48)	$(390)	$79
Segment margin	10.7%	(14.9)%	3.9%	(2.2)%	(26.9)%	3.1%
Stores in operation at end of period:
T.K. Maxx				616	597	580
Homesense				78	78	72
T.K. Maxx Australia				64	57	51
Total				758	732	703
Selling square footage at end of period (in thousands):
T.K. Maxx				12,373	12,027	11,849
Homesense				1,142	1,142	1,074
T.K. Maxx Australia				1,143	1,035	937
Total				14,658	14,204	13,860
Net Sales
Net sales for TJX International were $1.6 billion for the second quarter of fiscal 2022, an increase of 84% compared to $0.9 billion for the second quarter of fiscal 2021. Net sales were $2.2 billion for the first six months of fiscal 2022, an increase of 49% compared to $1.5 billion for the first six months of fiscal 2021. These increases reflect temporary store closings, which were approximately 3% of the second quarter and 37% of the first six months of fiscal 2022 and approximately 35% of the second quarter and 42% of the first six months of fiscal 2021 as a result of the COVID-19 pandemic.
Net sales for TJX International increased 27% compared to $1.3 billion for the second quarter of fiscal 2020 and decreased 14% compared to $2.5 billion for the first six months of fiscal 2020. Open-only comp store sales were up 12% for both the second quarter of fiscal 2022 and for the first six months of fiscal 2022 compared to the same periods of fiscal 2020. The increases in open-only comp store sales were driven by an increase in average basket, partially offset by reduced customer traffic due to the temporary store closures or stores operating under COVID-19-related occupancy restrictions.
E-commerce sales were approximately 5%, 4% and 3% of TJX International’s net sales for the second quarters of fiscal 2022, fiscal 2021 and fiscal 2020, and 7%, 4% and 3% for the first six months of the same periods. Along with our stores, we temporarily closed all of our online business during the first quarter of fiscal 2021. Since reopening in the second quarter of fiscal 2021, our online businesses have remained open through the second quarter of fiscal 2022.
Segment Profit / (Loss)
Fiscal 2022 vs Fiscal 2021
Segment profit was $174 million for the second quarter of fiscal 2022, an improvement of $305 million compared to a segment loss of $(131) million for the second quarter of fiscal 2021. Segment loss was $(48) million for the first six months of fiscal 2022, an improvement of $342 million compared to a segment loss of $(390) million for the first six months of fiscal 2021. The improvements in segment profit (loss) for both periods were primarily driven by increased sales due to the reduction in temporary store closures compared to the same periods in fiscal 2021. The second quarter and the first six months of fiscal 2022 reflect $73 million and $157 million, respectively, of government programs compared to $40 million for the second quarter and $86 million for the six months of fiscal 2021.
Fiscal 2022 vs Fiscal 2020
Segment profit increased $124 million compared to a segment profit of $50 million for the second quarter of fiscal 2020. The improvement in segment profit was primarily driven by increased sales as well as improved merchandise margin. Within merchandise margin, lower markdowns were partially offset by incremental freight costs and unfavorable markon in the second quarter of fiscal 2020. These increases were partially offset by incremental COVID-19 related costs and higher supply chain costs. Segment profit was favorably impacted by the government programs received in the second quarter of fiscal 2022.
Segment profit decreased $127 million compared to a segment profit of $79 million for the first six months of fiscal 2020. The decrease in segment profit was primarily driven by a reduction in sales due to the temporary store closures for the first six months of fiscal 2022. Segment profit was favorably impacted by the government programs received in the first six months of fiscal 2022.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
General corporate expense	$164	$123	$324	$224
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for the second quarter and the first six months of fiscal 2022 was primarily driven by higher share-based and incentive compensation costs. In addition, the increase for the second quarter of fiscal 2022 reflects an unfavorable mark-to-market adjustment on the fuel hedges.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
On June 4, 2021, we completed make-whole calls for our $1.25 billion principal outstanding, 3.50% Notes due April 15, 2025, and our $750 million principal outstanding, 3.75% Notes due April 15, 2027, both of which series of notes were issued in the first quarter of fiscal 2021 in response to the COVID-19 pandemic. As a result of these redemptions prior to their scheduled maturities, we recorded a pre-tax debt extinguishment charge of $242 million in the second quarter of fiscal 2022. Additionally, in the first quarter of fiscal 2022, we redeemed $750 million principal outstanding, 2.75% Notes due June 15, 2021. The result of these debt redemptions resulted in a $2.75 billion reduction of outstanding debt since the beginning of fiscal 2022 and will result in more than $90 million of annualized interest expense savings. For additional information on these transactions, see Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
In response to the pandemic, primarily during the first quarter of fiscal 2021, we took several steps to strengthen our financial position and balance sheet and to maintain financial liquidity and flexibility. The challenges posed by the COVID-19 pandemic on our business continue to evolve and the severity and duration of the pandemic is still unknown. Consequently, we will continue to evaluate our financial position in light of future developments. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs over the next twelve months.
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by bank borrowings and the issuance of commercial paper. As of July 31, 2021, there were no short-term bank borrowings or commercial paper outstanding. We monitor debt financing markets on an ongoing basis and from time to time may incur additional long-term indebtedness depending on prevailing market conditions, liquidity requirements, existing economic conditions and other factors. In the first six months of fiscal 2022 we have used, and in the future we may use, operating cash flow and cash on hand to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we may, from time to time, seek to retire, redeem, prepay or purchase our outstanding debt through redemptions, cash purchases, prepayments, refinancings and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our operating cash flow and/or cash on hand to repay our debt, it will reduce the amount of cash available for additional capital expenditures.
As of July 31, 2021, we held $7.1 billion in cash. Approximately $1.5 billion of our cash was held by our foreign subsidiaries with $0.8 billion held in countries where we provisionally intend to indefinitely reinvest any undistributed earnings. TJX provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through July 31, 2021. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
Operating Activities
Operating activities resulted in net cash inflows of $0.9 billion for the six months ended July 31, 2021 and $0.2 billion for the six months ended August 1, 2020. Our fiscal 2022 operating cash flows improved significantly compared to fiscal 2021, which was primarily attributable to additional stores being open in fiscal 2022 after the temporary closures of all our stores for approximately 41% of the first six months of fiscal 2021. The fiscal 2021 loss of sales as a result of the temporarily closures resulted in a net loss of $1.1 billion in the first six months of fiscal 2021 compared to net income of $1.3 billion for the first six months of fiscal 2022. This increase in operating cash flows was partially offset by the $2.0 billion change in merchandise inventories, net of accounts payable, driven by higher inventory levels in fiscal 2022. In addition, operating cash flows were negatively impacted by the $0.3 billion decrease in net operating lease liabilities due to the repayment of many of the rent deferrals negotiated in fiscal 2021.

Investing Activities
Investing activities resulted in net cash outflows of $0.4 billion for the six months ended July 31, 2021 and $0.3 billion for the six months ended August 1, 2020. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first six months of fiscal 2022 primarily reflected property additions for new stores, store improvements and renovations as well as investments in our distribution centers and offices, including buying and merchandising systems and other information systems. Our expected fiscal 2022 capital investments total $1.2 billion to $1.4 billion. We plan to fund these expenditures through cash flows from operations.
Financing Activities
Financing activities resulted in net cash outflows of $3.9 billion for the first six months of fiscal 2022 and net cash inflows of $3.5 billion for the six months ended August 1, 2020.
Debt
The cash outflows in the first six months of fiscal 2022 were due to the completion of make-whole calls and the redemption at par of certain of our notes during the first six months of fiscal 2022. The cash inflows in the first six months of fiscal 2021 were a result of completing the issuance and sale of $4 billion aggregate principal amount of notes. See Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for additional information.
Equity
The cash outflows in the first six months of fiscal 2022 and the first six months of fiscal 2021 were primarily driven by equity repurchases and dividend payments. In March 2020, in connection with the actions taken related to the COVID-19 pandemic, we suspended our share repurchase program. During the second quarter of fiscal 2022, we lifted the temporary suspension of our repurchase program and announced plans to repurchase approximately $1.25 billion to $1.5 billion of stock in fiscal 2022 under our previously authorized stock repurchase programs. Under our stock repurchase programs, we paid $0.3 billion to repurchase and retire 4.6 million shares of our stock on a settlement basis in the first six months of fiscal 2022. Prior to the temporary suspension of our share repurchase program related to the COVID-19 pandemic, we paid $0.2 billion to repurchase and retire 3.4 million shares on a settlement basis in the first six months of fiscal 2021. These outflows were partially offset by proceeds from the exercise of employee stock options, net of shares withheld for taxes in the first six months of fiscal 2021. As of July 31, 2021, approximately $2.7 billion remained available under our existing stock repurchase programs. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock which totaled $0.26 per share in the first six months of fiscal 2022 and expect to declare a similar dividend in the third quarter of fiscal 2022, subject to approval by the Board of Directors. As a result of the uncertainty surrounding the COVID-19 pandemic, no dividends were declared in the first half of fiscal 2021. Cash payments for dividends on our common stock totaled $0.6 billion for the first half of fiscal 2022 and $0.3 billion for the first half of fiscal 2021.
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
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended July 31, 2021 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2022 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
May 2, 2021 through May 29, 2021	—	$—	—	$2,985,692,971
May 30, 2021 through July 3, 2021	3,256,179	$65.26	3,256,179	$2,773,193,361
July 4, 2021 through July 31, 2021	1,296,753	$67.48	1,296,753	$2,685,693,406
Total	4,552,932		4,552,932
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2019 and 2020, TJX announced stock repurchase programs authorizing $1.5 billion and $1.5 billion, respectively, in repurchases of TJX common stock from time to time. As of July 31, 2021, approximately $2.7 billion in aggregate remained available under both plans. In March 2020, as a result of the COVID-19 pandemic, TJX suspended its share repurchase program. During the second quarter of fiscal 2022, the Company reinstated its share repurchase program.

Item 6. Exhibits

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1	2026 Revolving Credit Agreement, dated June 25, 2021, by and among The TJX Companies, Inc., the lenders from time to time party thereto, U.S. Bank National Association, as administrative agent, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank Securities, Inc., as co-documentation agents.	8-K	10.1	6/29/2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 27, 2021
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)