Form 10-Q
period 2021-10-30
TJX COMPANIES INC /DE/
filed 2021-11-30
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of November 19, 2021: 1,192,878,394

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$12,531,890	$10,117,289	$34,695,614	$21,193,752
Cost of sales, including buying and occupancy costs	8,835,532	7,062,285	24,619,297	16,651,240
Selling, general and administrative expenses	2,296,649	1,986,128	6,585,333	4,827,816
Loss on early extinguishment of debt	—	—	242,248	—
Interest expense, net	20,674	52,884	94,023	133,571
Income (loss) before income taxes	1,379,035	1,015,992	3,154,713	(418,875)
(Provision) benefit for income taxes	(356,035)	(149,336)	(812,102)	183,822
Net income (loss)	$1,023,000	$866,656	$2,342,611	$(235,053)
Basic earnings (loss) per share	$0.85	$0.72	$1.95	$(0.20)
Weighted average common shares – basic	1,200,661	1,199,951	1,203,718	1,198,798
Diluted earnings (loss) per share	$0.84	$0.71	$1.92	$(0.20)
Weighted average common shares – diluted	1,215,690	1,214,195	1,219,238	1,198,798
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020
Net income	$1,023,000	$866,656
Additions to other comprehensive income (loss):
Foreign currency translation adjustments, net of related tax provision of $976 in fiscal 2022 and tax provisions of $993 in fiscal 2021	(6,688)	(25,568)
Reclassifications from other comprehensive income (loss) to net income (loss):
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $1,156 in fiscal 2022 and $1,981 in fiscal 2021	3,173	5,440
Amortization of loss on cash flow hedge, net of related tax provision of $75 in fiscal 2021	—	208
Other comprehensive (loss), net of tax	(3,515)	(19,920)
Total comprehensive income	$1,019,485	$846,736

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Net income (loss)	$2,342,611	$(235,053)
Additions to other comprehensive income (loss):
Foreign currency translation adjustments, net of related tax provision of $2,734 in fiscal 2022 and tax benefit of $493 in fiscal 2021	14,685	(85,348)
Reclassifications from other comprehensive income (loss) to net income (loss):
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $3,802 in fiscal 2022 and $5,473 in fiscal 2021	10,442	15,034
Amortization of loss on cash flow hedge, net of related tax provision of $603 in fiscal 2022 and $227 in fiscal 2021	(263)	624
Other comprehensive income (loss), net of tax	24,864	(69,690)
Total comprehensive income (loss)	$2,367,475	$(304,743)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	October 30, 2021	January 30, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,791,596	$10,469,570	$10,581,993
Accounts receivable, net	615,119	461,139	463,732
Merchandise inventories	6,633,328	4,337,389	4,997,506
Prepaid expenses and other current assets	449,377	434,977	425,027
Federal, state and foreign income taxes recoverable	86,690	36,262	185,648
Total current assets	14,576,110	15,739,337	16,653,906
Net property at cost	5,165,250	5,036,096	5,004,774
Non-current deferred income taxes, net	193,583	127,191	56,132
Operating lease right of use assets	9,143,834	8,989,998	9,028,696
Goodwill	98,604	98,998	96,733
Other assets	893,605	821,935	725,259
TOTAL ASSETS	$30,070,986	$30,813,555	$31,565,500
LIABILITIES
Current liabilities:
Accounts payable	$5,443,007	$4,823,397	$6,142,547
Accrued expenses and other current liabilities	4,140,660	3,471,459	3,228,618
Current portion of operating lease liabilities	1,606,480	1,677,605	1,650,154
Current portion of long-term debt	—	749,684	749,446
Federal, state and foreign income taxes payable	138,586	81,523	46,429
Total current liabilities	11,328,733	10,803,668	11,817,194
Other long-term liabilities	1,013,537	1,063,902	860,497
Non-current deferred income taxes, net	69,053	37,164	78,007
Long-term operating lease liabilities	7,861,023	7,743,216	7,795,838
Long-term debt	3,353,866	5,332,921	5,447,208
Commitments and contingencies (See Note K)
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,194,260,626; 1,204,698,124 and 1,200,631,186 respectively	1,194,261	1,204,698	1,200,631
Additional paid-in capital	—	260,515	126,413
Accumulated other comprehensive loss	(581,207)	(606,071)	(742,861)
Retained earnings	5,831,720	4,973,542	4,982,573
Total shareholders’ equity	6,444,774	5,832,684	5,566,756
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,070,986	$30,813,555	$31,565,500
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Cash flows from operating activities:
Net income (loss)	$2,342,611	$(235,053)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	647,610	658,497
Loss on early extinguishment of debt	242,248	—
Loss on property disposals and impairment charges	526	38,970
Deferred income tax (benefit)	(44,285)	(112,965)
Share-based compensation	156,575	58,909
Changes in assets and liabilities:
(Increase) in accounts receivable	(155,554)	(76,604)
(Increase) in merchandise inventories	(2,287,326)	(134,877)
(Increase) in income taxes recoverable	(50,428)	(138,679)
Decrease (increase) in prepaid expenses and other current assets	20,779	(53,702)
Increase in accounts payable	611,934	3,464,266
Increase in accrued expenses and other liabilities	557,065	550,261
Increase in income taxes payable	56,426	20,131
(Decrease) increase in net operating lease liabilities	(105,494)	226,909
Other, net	(45,754)	10,697
Net cash provided by operating activities	1,946,933	4,276,760
Cash flows from investing activities:
Property additions	(715,542)	(433,604)
Purchase of investments	(16,979)	(24,468)
Sales and maturities of investments	16,896	13,894
Net cash (used in) investing activities	(715,625)	(444,178)
Cash flows from financing activities:
Payments on debt	(2,975,518)	(1,000,000)
Proceeds from long-term debt including revolving credit facilities	—	4,988,452
Payments for debt issuance expenses	—	(33,872)
Payments for repurchase of common stock	(1,093,399)	(201,500)
Cash dividends paid	(941,531)	(278,250)
Proceeds from issuance of common stock	146,393	87,721
Payments of employee tax withholdings for performance based stock awards	(24,478)	(21,843)
Net cash (used in) provided by financing activities	(4,888,533)	3,540,708
Effect of exchange rate changes on cash	(20,749)	(8,049)
Net (decrease) increase in cash and cash equivalents	(3,677,974)	7,365,241
Cash and cash equivalents at beginning of year	10,469,570	3,216,752
Cash and cash equivalents at end of period	$6,791,596	$10,581,993
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, July 31, 2021	1,202,981	$1,202,981	$117,603	$(577,692)	$5,663,492	$6,406,384
Net income	—	—	—	—	1,023,000	1,023,000
Other comprehensive income, net of tax	—	—	—	(3,515)	—	(3,515)
Cash dividends declared on common stock	—	—	—	—	(311,129)	(311,129)
Recognition of share-based compensation	—	—	42,454	—	—	42,454
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	2,970	2,970	80,910	—	—	83,880
Common stock repurchased	(11,690)	(11,690)	(240,967)	—	(543,643)	(796,300)
Balance, October 30, 2021	1,194,261	$1,194,261	$—	$(581,207)	$5,831,720	$6,444,774

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, August 1, 2020	1,199,061	$1,199,061	$68,532	$(722,941)	$4,115,917	$4,660,569
Net income	—	—	—	—	866,656	866,656
Other comprehensive (loss), net of tax	—	—	—	(19,920)	—	(19,920)
Recognition of share-based compensation	—	—	31,262	—	—	31,262
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	1,570	1,570	26,619	—	—	28,189
Balance, October 31, 2020	1,200,631	$1,200,631	$126,413	$(742,861)	$4,982,573	$5,566,756
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 30, 2021	1,204,698	$1,204,698	$260,515	$(606,071)	$4,973,542	$5,832,684
Net income					2,342,611	2,342,611
Other comprehensive income, net of tax	—	—	—	24,864		24,864
Cash dividends declared on common stock	—	—	—	—	(940,443)	(940,443)
Recognition of share-based compensation	—	—	156,575	—	—	156,575
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	5,764	5,764	116,465	—	(347)	121,882
Common stock repurchased	(16,201)	(16,201)	(533,555)	—	(543,643)	(1,093,399)
Balance, October 30, 2021	1,194,261	$1,194,261	$—	$(581,207)	$5,831,720	$6,444,774

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, February 1, 2020	1,199,100	$1,199,100	$—	$(673,171)	$5,422,283	$5,948,212
Net (loss)	—	—	—	—	(235,053)	(235,053)
Other comprehensive (loss), net of tax	—	—	—	(69,690)	—	(69,690)
Recognition (reversal) of share-based compensation	—	—	90,744	—	(31,835)	58,909
Issuance of common stock under Stock Incentive Plan, net of shares used to pay tax withholdings	4,918	4,918	61,384	—	(424)	65,878
Common stock repurchased	(3,387)	(3,387)	(25,715)	—	(172,398)	(201,500)
Balance, October 31, 2020	1,200,631	$1,200,631	$126,413	$(742,861)	$4,982,573	$5,566,756
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
COVID-19 Pandemic
The novel coronavirus disease (“COVID-19”) was identified in December 2019 before spreading worldwide. The Company has been, and may continue to be, impacted by the COVID-19 pandemic. Additionally, COVID-19’s resurgence or the emergence of new variants has caused and may continue to cause intermittent or prolonged periods of temporary store closures, and stringent occupancy restrictions while stores are open, and could elicit further actions and recommendations from governments and public health authorities that could impact our operations.
In the first quarter of fiscal 2021, the Company temporarily closed all of its stores, distribution centers and offices, and online businesses until the second quarter of fiscal 2021. During the first half of fiscal 2022, while the Company's stores in the United States remained open for the entire period, the Company had temporary store closures in Europe, Canada, and Australia, and during the third quarter of fiscal 2022 continued to have temporary store closures in Australia. In response to the pandemic, primarily during the first quarter of fiscal 2021, the Company took several steps to strengthen its financial position and balance sheet and to maintain financial liquidity and flexibility. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level that could result in possible additional impacts to our operations. The Company cannot reasonably estimate with certainty the duration and severity of this pandemic which has had, and may continue to have, a material impact on its business, results of operations, financial position and cash flows.
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
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year’s presentation.

Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In thousands	October 30, 2021	October 31, 2020
Balance, beginning of year	$576,187	$500,844
Deferred revenue	1,169,729	650,956
Effect of exchange rates changes on deferred revenue	1,799	(667)
Revenue recognized	(1,201,704)	(685,601)
Balance, end of period	$546,011	$465,532
TJX recognized $400 million in gift card revenue for the three months ended October 30, 2021 and $307 million in gift card revenue for the three months ended October 31, 2020. The increase in both deferred revenue and revenue recognized versus the prior year reflects the impact of lower customer traffic for the three months ended October 31, 2020 and temporary store and e-commerce closures due to the COVID-19 pandemic for the nine months ended October 31, 2020. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.
Leases
Supplemental cash flow information related to leases for the thirty-nine weeks ended October 30, 2021 and October 31, 2020 is as follows:

	Thirty-Nine Weeks Ended
In thousands	October 30, 2021	October 31, 2020
Operating cash flows paid for operating leases	$1,571,815	$1,179,618
Lease liabilities arising from obtaining right of use assets	$1,427,486	$1,151,543
During fiscal 2021, the Company negotiated rent deferrals for a significant number of its stores, with repayment primarily throughout fiscal 2022.
Future Adoption of New Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). The Company has reviewed the new guidance and has determined that it will either not apply to TJX or is not expected to be material to its Consolidated Financial Statements upon adoption and therefore they are not disclosed.
Note B. Property at Cost
The following table presents the components of property at cost:

In thousands	October 30, 2021	January 30, 2021	October 31, 2020
Land and buildings	$1,813,270	$1,668,381	$1,605,891
Leasehold costs and improvements	3,655,735	3,568,829	3,502,870
Furniture, fixtures and equipment	6,761,778	6,525,615	6,404,640
Total property at cost	$12,230,783	$11,762,825	$11,513,401
Less: accumulated depreciation and amortization	7,065,533	6,726,729	6,508,627
Net property at cost	$5,165,250	$5,036,096	$5,004,774
Depreciation expense was $215 million for the three months ended October 30, 2021 and $216 million for the three months ended October 31, 2020. Depreciation expense was $640 million for the nine months ended October 30, 2021 and $649 million for the nine months ended October 31, 2020.
Non-cash investing activities in the cash flows include the change in accrued capital additions of $59 million and $(89) million as of the periods ended October 30, 2021 and October 31, 2020, respectively.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in accumulated other comprehensive loss are recorded net of taxes. The following table details the changes in accumulated other comprehensive loss for the twelve months ended January 30, 2021 and the nine months ended October 30, 2021:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive (Loss) Income
Balance, February 1, 2020	$(457,120)	$(215,483)	$(568)	$(673,171)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $2,442)	15,588	—	—	15,588
Recognition of net gains/losses on benefit obligations (net of taxes of $9,974)	—	30,635	—	30,635
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $303)	—	—	831	831
Amortization of prior service cost and deferred gains/losses (net of taxes of $7,298)	—	20,046	—	20,046
Balance, January 30, 2021	$(441,532)	$(164,802)	$263	$(606,071)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $2,734)	14,685	—	—	14,685
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $603)	—	—	(263)	(263)
Amortization of prior service cost and deferred gains/losses (net of taxes of $3,802)	—	10,442	—	10,442
Balance, October 30, 2021	$(426,847)	$(154,360)	$—	$(581,207)
Note D. Capital Stock and Earnings (Loss) Per Share
Capital Stock
During the second quarter of fiscal 2022, the Company lifted the temporary suspension of its previously authorized stock repurchase programs. TJX repurchased and retired 11.7 million shares of its common stock at a cost of approximately $800 million during the quarter ended October 30, 2021, on a “trade date” basis. During the nine months ended October 30, 2021, TJX repurchased and retired 16.3 million shares of its common stock at a cost of approximately $1.1 billion, on a “trade date” basis. Prior to the suspension of the Company’s share repurchase program, during the first quarter of fiscal 2021, TJX repurchased and retired 3.2 million shares of its common stock at a cost of $190 million on a “trade date” basis, and no shares were repurchased during the second quarter of fiscal 2021 through the first quarter of fiscal 2022. TJX reflects stock repurchases in its financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.1 billion for the nine months ended October 30, 2021 and $201 million for the nine months ended October 31, 2020. These expenditures were funded by cash generated from operations.
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
As of October 30, 2021, TJX had approximately $1.9 billion available under these previously announced stock repurchase programs.
All shares repurchased under the stock repurchase programs have been retired.

Earnings (Loss) Per Share
The following table presents the calculation of basic and diluted earnings (loss) per share for net income (loss):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Amounts in thousands, expect per share amounts	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Basic earnings (loss) per share:
Net income (loss)	$1,023,000	$866,656	$2,342,611	$(235,053)
Weighted average common shares outstanding for basic earnings (loss) per share calculations	1,200,661	1,199,951	1,203,718	1,198,798
Basic earnings (loss) per share	$0.85	$0.72	$1.95	$(0.20)
Diluted earnings (loss) per share:
Net income (loss)	$1,023,000	$866,656	$2,342,611	$(235,053)
Weighted average common shares outstanding for basic earnings (loss) per share calculations	1,200,661	1,199,951	1,203,718	1,198,798
Assumed exercise / vesting of stock options and awards	15,029	14,244	15,520	—
Weighted average common shares outstanding for diluted earnings (loss) per share calculations	1,215,690	1,214,195	1,219,238	1,198,798
Diluted earnings (loss) per share	$0.84	$0.71	$1.92	$(0.20)
Cash dividends declared per share	$0.26	$—	$0.78	$—
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal period. Such options are excluded because they would have an antidilutive effect. There were 5.3 million such options excluded for the thirteen weeks and thirty-nine weeks ended October 30, 2021. There were 17.7 million such options excluded for the thirteen weeks ended October 31, 2020. For the thirty-nine weeks ended October 31, 2020, as a result of the net losses, all options were antidilutive and therefore have been excluded from the diluted earnings per share calculation.
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
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2021, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2022, and during the first nine months of fiscal 2022, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first nine months of fiscal 2023. The hedge agreements outstanding at October 30, 2021 relate to approximately 48% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2022 and approximately 50% of TJX’s estimated notional diesel requirements for the first nine months of fiscal 2023. These diesel fuel hedge agreements will settle throughout the remainder of fiscal 2022 and throughout the first ten months of fiscal 2023. TJX elected not to apply hedge accounting to these contracts.

Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at October 30, 2021 cover the merchandise purchases the Company is committed to over the next several months. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this exposure.
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
The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 30, 2021:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 30, 2021
Fair value hedges:
Intercompany balances, primarily debt related:
zł	45,000		£8,846	0.1966	Prepaid Exp	$780	$—	$780
	€60,000		£50,815	0.8469	(Accrued Exp)	—	(340)	(340)
A$	170,000	U.S.$	127,603	0.7506	Prepaid Exp / (Accrued Exp)	1,866	(2,075)	(209)
U.S.$	75,102		£55,000	0.7323	Prepaid Exp	54	—	54
	€200,000	U.S.$	239,776	1.1989	Prepaid Exp	6,957	—	6,957
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.7M – 4.0M gal per month		Float on 3.7M – 4.0M gal per month	N/A	Prepaid Exp	22,095	—	22,095
Intercompany billings in TJX International, primarily merchandise related:
	€46,000		£39,057	0.8491	(Accrued Exp)	—	(28)	(28)
Merchandise purchase commitments:
C$	608,976	U.S.$	488,000	0.8013	Prepaid Exp / (Accrued Exp)	1,566	(5,909)	(4,343)
C$	27,997		€19,000	0.6786	(Accrued Exp)	—	(574)	(574)
	£344,793	U.S.$	477,600	1.3852	Prepaid Exp / (Accrued Exp)	7,321	(732)	6,589
A$	57,829	U.S.$	42,500	0.7349	(Accrued Exp)	—	(986)	(986)
zł	442,000		£82,252	0.1861	Prepaid Exp / (Accrued Exp)	1,349	(85)	1,264
U.S.$	75,930		€64,000	0.8429	(Accrued Exp)	—	(1,630)	(1,630)
Total fair value of derivative financial instruments						$41,988	$(12,359)	$29,629

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 30, 2021:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 30, 2021
Fair value hedges:
Intercompany balances, primarily debt related:
zł	45,000		£8,846	0.1966	Prepaid Exp	$11	$—	$11
A$	80,000	U.S.$	62,032	0.7754	Prepaid Exp	738	—	738
U.S.$	75,102		£55,000	0.7323	Prepaid Exp	357	—	357
	£200,000	U.S.$	274,853	1.3743	Prepaid Exp	32	—	32
	€200,000	U.S.$	244,699	1.2235	Prepaid Exp / (Accrued Exp)	427	(182)	245
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 1.5M – 3.8M gal per month		Float on 1.5M– 3.8M gal per month	N/A	Prepaid Exp	4,880	—	4,880
Merchandise purchase commitments:
C$	384,679	U.S.$	296,000	0.7695	Prepaid Exp / (Accrued Exp)	430	(5,627)	(5,197)
C$	5,391		€3,500	0.6492	Prepaid Exp	24	—	24
	£203,264	U.S.$	263,950	1.2986	(Accrued Exp)	—	(15,086)	(15,086)
zł	30,000		£5,865	0.1955	(Accrued Exp)	—	(29)	(29)
A$	46,985	U.S.$	35,250	0.7502	Prepaid Exp / (Accrued Exp)	144	(837)	(693)
U.S.$	99,810		€83,700	0.8386	Prepaid Exp / (Accrued Exp)	1,986	(160)	1,826
Total fair value of derivative financial instruments						$9,029	$(21,921)	$(12,892)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 31, 2020:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 31, 2020
Fair value hedges:
Intercompany balances, primarily debt related:
zł	65,000		£12,780	0.1966	Prepaid Exp / (Accrued Exp)	$195	$(68)	$127
	€60,000		£53,412	0.8902	(Accrued Exp)	—	(904)	(904)
A$	80,000	U.S.$	58,016	0.7252	Prepaid Exp	1,749	—	1,749
U.S.$	72,475		£55,000	0.7589	(Accrued Exp)	—	(1,280)	(1,280)
	£200,000	U.S.$	249,499	1.2475	(Accrued Exp)	—	(9,810)	(9,810)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.9M – 3.5M gal per month		Float on 2.9M – 3.5M gal per month	N/A	(Accrued Exp)	—	(15,078)	(15,078)
Merchandise purchase commitments:
C$	637,508	U.S.$	481,000	0.7545	Prepaid Exp / (Accrued Exp)	3,328	(1,152)	2,176
	£415,653	U.S.$	533,150	1.2827	Prepaid Exp / (Accrued Exp)	1,050	(6,768)	(5,718)
A$	45,584	U.S.$	32,650	0.7163	Prepaid Exp	600	—	600
zł	264,400		£53,293	0.2016	Prepaid Exp	2,189	—	2,189
U.S.$	53,605		€45,600	0.8507	(Accrued Exp)	—	(394)	(394)
Total fair value of derivative financial instruments						$9,111	$(35,454)	$(26,343)

Presented below is the impact of derivative financial instruments on the Consolidated Statements of Income (Loss) for the periods shown:

		Amount of Gain (Loss) Recognized in Income / (Loss) by Derivative
	Location of (Loss) Gain Recognized in Income / (Loss) by Derivative	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands		October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Fair value hedges:
Intercompany balances, primarily debt related	Selling, general and administrative expenses	$7,750	$(2,086)	$20,303	$(45,319)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	9,908	(7,059)	30,754	(19,790)
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	887	(310)	4,432	(4,201)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	3,760	7,302	(499)	41,629
Gain (loss) recognized in income / (loss)		$22,305	$(2,153)	$54,990	$(27,681)

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	October 30, 2021	January 30, 2021	October 31, 2020
Level 1
Assets:
Executive Savings Plan investments	$405,290	$363,729	$327,833
Level 2
Assets:
Foreign currency exchange contracts	$19,893	$4,149	$9,111
Diesel fuel contracts	22,095	4,880	—
Liabilities:
Foreign currency exchange contracts	$12,359	$21,921	$20,376
Diesel fuel contracts	—	—	15,078
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of October 30, 2021 was $3.6 billion compared to a carrying value of $3.4 billion. The fair value of long-term debt as of January 30, 2021 was $5.9 billion compared to a carrying value of $5.3 billion. The fair value of the current portion of long-term debt as of January 30, 2021 was $754 million compared to a carrying value of $750 million. The fair value of long-term debt as of October 31, 2020 was $6.3 billion compared to a carrying value of $5.4 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended October 30, 2021, January 30, 2021 and October 31, 2020, the Company did not record any material impairments to long-lived assets.

Note G. Segment Information
TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and the HomeGoods segment (HomeGoods, Homesense, and homegoods.com) both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. In addition to our four main business segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales:
In the United States:
Marmaxx	$7,213,681	$5,784,753	$21,203,098	$12,441,872
HomeGoods	2,253,567	1,875,641	6,478,584	3,871,479
TJX Canada	1,301,272	1,027,828	3,088,357	1,999,382
TJX International	1,763,370	1,429,067	3,925,575	2,881,019
Total net sales	$12,531,890	$10,117,289	$34,695,614	$21,193,752
Segment profit (loss):
In the United States:
Marmaxx	$989,560	$665,070	$2,828,590	$55,872
HomeGoods	262,640	291,209	696,768	235,082
TJX Canada	168,558	176,520	358,821	101,304
TJX International	127,074	86,576	78,972	(303,303)
Total segment profit	1,547,832	1,219,375	3,963,151	88,955
General corporate expense	148,123	150,499	472,167	374,259
Loss on early extinguishment of debt	—	—	242,248	—
Interest expense, net	20,674	52,884	94,023	133,571
Income (loss) before income taxes	$1,379,035	$1,015,992	$3,154,713	$(418,875)

Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Service cost	$11,900	$12,512	$309	$404
Interest cost	13,073	12,620	764	860
Expected return on plan assets	(24,017)	(22,264)	—	—
Amortization of net actuarial loss and prior service cost	3,358	6,028	1,076	1,394
Total expense	$4,314	$8,896	$2,149	$2,658

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
In thousands	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Service cost	$36,837	$37,592	$1,819	$1,822
Interest cost	39,073	37,658	2,324	2,462
Expected return on plan assets	(72,001)	(66,748)	—	—
Amortization of net actuarial loss and prior service cost	10,858	17,046	3,385	3,462
Total expense	$14,767	$25,548	$7,528	$7,746
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

Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of October 30, 2021, January 30, 2021 and October 31, 2020. All amounts are net of unamortized debt discounts.

In thousands	October 30, 2021	January 30, 2021	October 31, 2020
General corporate debt:
2.750% senior unsecured notes, redeemed on April 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $25 at January 30, 2021 and $44 at October 31, 2020)	$—	$749,975	$749,956
2.500% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $67 at October 30, 2021, $100 at January 30, 2021 and $111 at October 31, 2020)	499,933	499,900	499,889
3.500% senior unsecured notes, redeemed on June 4, 2021 (effective interest rate of 3.58% after reduction of unamortized debt discount of $4,208 at January 30, 2021 and $4,461 at October 31, 2020)	—	1,245,792	1,245,539
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $3,606 at October 30, 2021, $4,165 at January 30, 2021 and $4,352 at October 31, 2020)	996,394	995,835	995,648
3.750% senior unsecured notes, redeemed on June 4, 2021 (effective interest rate of 3.76% after reduction of unamortized debt discount of $456 at January 30, 2021 and $474 at October 31, 2020)	—	749,544	749,526
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount of $843 at October 30, 2021 and $939 at January 30, 2021)	499,157	499,061	—
3.875% senior unsecured notes, maturing April 15, 2030; see tender offer details below (effective interest rate of 3.89% after reduction of unamortized debt discount of $522 at October 30, 2021, $568 at January 30, 2021 and $1,471 at October 31, 2020)	495,328	495,282	1,248,529
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount of $566 at October 30, 2021 and $610 at January 30, 2021)	499,434	499,390	—
4.500% senior unsecured notes, maturing April 15, 2050; see tender offer details below (effective interest rate of 4.52% after reduction of unamortized debt discount of $2,151 at October 30, 2021, $2,208 at January 30, 2021 and $4,333 at October 31, 2020)	383,348	383,291	745,667
Total debt	3,373,594	6,118,070	6,234,754
Current maturities of long-term debt, net of debt issuance costs	—	(749,684)	(749,446)
Debt issuance costs	(19,728)	(35,465)	(38,100)
Long-term debt	$3,353,866	$5,332,921	$5,447,208
Senior Unsecured Notes
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
On April 1, 2020, the Company issued and sold $1.25 billion aggregate principal amount of 3.875% Notes due 2030 and $750 million aggregate principal amount of 4.500% Notes due 2050, portions of which were subsequently repurchased pursuant to cash tender offers completed by the Company in December 2020, reducing the aggregate principal amount outstanding to $495.5 million and $385.5 million, respectively. Interest on these notes are payable semi-annually. In November 2020, TJX completed the issuance of (a) $500 million aggregate principal amount of 1.150% Notes due 2028 and (b) $500 million aggregate principal amount of 1.600% Notes due 2031. Interest on these notes are payable semi-annually.

Credit Facilities
On June 25, 2021, the Company entered into a revolving credit agreement providing for a $1 billion senior unsecured revolving credit facility maturing on June 25, 2026 (the “2026 Revolving Credit Facility”). The 2026 Revolving Credit Facility replaced the Company's $500 million revolving credit facility that was scheduled to mature in March 2022 (the “2022 Revolving Credit Facility”) and the $500 million 364 day revolving credit facility that was scheduled to mature in August 2021 (the “364-Day Revolving Credit Facility”). Each of the 2022 Revolving Credit Facility and the 364-Day Revolving Credit Facility were terminated on June 25, 2021. With the 2026 Revolving Credit Facility and the Company’s existing $500 million revolving credit facility that matures in May 2024 (the “2024 Revolving Credit Facility”), the Company maintained its borrowing capacity of $1.5 billion, all of which remained available to the Company as of October 30, 2021. The terms of these revolving credit facilities require quarterly payments on the committed amount and payment of interest on borrowings at rates based on LIBOR or a base rate plus a variable margin, in each case based on the Company’s long-term debt ratings. The 2024 Revolving Credit Facility requires usage fees based on total credit extensions under the facility. The revolving credit facilities require the Company to maintain a quarterly-tested leverage ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals. As of October 30, 2021, January 30, 2021 and October 31, 2020, there were no amounts outstanding under any of the Company’s facilities. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
As of October 30, 2021, January 30, 2021 and October 31, 2020, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of October 30, 2021, January 30, 2021 and October 31, 2020, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line. As of October 30, 2021, January 30, 2021 and October 31, 2020, our European business at TJX International had an uncommitted credit line of £5 million. As of October 30, 2021, January 30, 2021 and October 31, 2020, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note J. Income Taxes
The effective income tax rate was 25.8% for the third quarter of fiscal 2022 and 14.7% for the third quarter of fiscal 2021. The increase in the third quarter effective income tax rate is primarily due to a benefit of the jurisdictional mix of profits and losses, and the better than anticipated results, as of the third quarter of fiscal 2021.
The effective income tax rate was 25.7% for the first nine months of fiscal 2022 and 43.9% for the first nine months of fiscal 2021. The decrease in the effective income tax rate for the nine months of fiscal 2022 was primarily due to the significant increase in profit through the third quarter of fiscal 2022 as compared to the mix of income and losses by jurisdictions through the third quarter of fiscal 2021.
TJX had net unrecognized tax benefits of $287 million as of October 30, 2021, $272 million as of January 30, 2021 and $267 million as of October 31, 2020.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy classifies interest and penalties related to income tax matters as part of income tax expense. The total accrued amount on the Consolidated Balance Sheets for interest and penalties was $43 million as of October 30, 2021, $36 million as of January 30, 2021 and $34 million as of October 31, 2020.
Based on the outcome of tax examinations or judicial or administrative proceedings, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented in the Consolidated Financial Statements. During the next 12 months, it is reasonably possible that tax examinations of prior years’ tax returns or judicial or administrative proceedings that reflect such positions taken by TJX may be finalized. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings, by a range of zero to $45 million.

Note K. Contingent Obligations and Contingencies
Contingent Obligations
TJX is a party to various agreements under which it may be obligated to indemnify the other party with respect to certain losses related to matters including title to assets sold, specified environmental matters or certain income taxes. These obligations are sometimes limited in time or amount. There are no amounts reflected in the Company’s Consolidated Balance Sheets with respect to these contingent obligations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 30, 2021
Compared to
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 31, 2020
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day through our stores and five distinctive branded e-commerce sites. We operate nearly 4,700 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods, Homesense, and homegoods.com); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
The novel coronavirus disease (“COVID-19”) continues to impact our financial results. During the first nine months of fiscal 2022, our stores in the United States remained open for the entire period. Stores were temporarily closed for approximately 1% of the third quarter due to temporary closures in Australia and 6% of the first nine months of fiscal 2022, due to temporary closures in Europe, Canada and Australia. Stores were temporarily closed for approximately 1% of the third quarter of fiscal 2021 due to temporary closures in Europe and Australia and for approximately 27% of the first nine months of fiscal 2021 due to temporary closures across all geographies. Overall, our third quarter and first nine months results for fiscal 2022 were significantly better than our results for the same periods of fiscal 2021.
In addition to comparing current year results to fiscal 2021, we may, where meaningful, also compare these results to a comparable period in the fiscal year ended February 1, 2020 (“fiscal 2020”), prior to the emergence of the pandemic. Although we are not fully past the negative impacts of the pandemic, we believe this additional comparison provides insight into how we are managing the business and performing as compared to our pre-pandemic results.
Overview of our financial performance for the quarter ended October 30, 2021 includes the following:
–Net sales were $12.5 billion, $10.1 billion and $10.5 billion for the third quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of October 30, 2021, the number of stores in operation (including stores that had been or continue to be temporarily closed due to COVID-19) increased 2% and selling square footage increased 2% compared to the end of the fiscal 2021 third quarter.
–Diluted earnings per share were $0.84, $0.71 and $0.68 for the third quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
–Pre-tax margin (the ratio of pre-tax income to net sales) was 11.0%, 10.0% and 10.7% for the third quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
–Our cost of sales, including buying and occupancy costs, ratio was 70.5%, 69.8% and 71.2% for the third quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
–Our selling, general and administrative (“SG&A”) expense ratio was 18.3%, 19.6% and 18.0% for the third quarter of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
–Consolidated merchandise inventories as of the end of the third quarter of fiscal 2022 increased 33% compared to the third quarter of fiscal 2021 and increased 6% compared to the third quarter of fiscal 2020. On a constant currency basis, consolidated merchandise inventories as of the end of the third quarter of fiscal 2022 increased 31% compared to the third quarter of fiscal 2021 and increased 4% compared to the third quarter of fiscal 2020.
–During the third quarter of fiscal 2022, we returned $1.1 billion to our shareholders through share repurchases and dividends.

Operating Results as a Percentage of Net Sales
The following table sets forth certain information about our operating results as a percentage of net sales for the following periods:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	November 2, 2019	October 30, 2021	October 31, 2020	November 2, 2019
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	70.5	69.8	71.2	71.0	78.6	71.5
Selling, general and administrative expenses	18.3	19.6	18.0	19.0	22.8	18.0
Loss on early extinguishment of debt	—	—	—	0.7	—	—
Interest expense, net	0.2	0.5	—	0.3	0.6	—
Income (loss) before provision for income taxes*	11.0%	10.0%	10.7%	9.1%	(2.0)%	10.4%
*Figures may not foot due to rounding.
Recent Events and Trends
COVID-19
COVID-19 was identified in December 2019 before spreading worldwide and being declared a pandemic by the World Health Organization in March 2020. In response to the COVID-19 pandemic, we temporarily closed all of our stores, online businesses, distribution centers and offices in March 2020, with Associates working remotely where possible. Upon reopening stores and distribution centers in May 2020, we implemented new health and safety practices, including practices related to personal protective equipment, enhanced cleaning and social distancing protocols (which included occupancy limits and reducing in-store inventory levels). In response to the pandemic, primarily during the first quarter of fiscal 2021, we took several steps to strengthen our financial position and balance sheet and to maintain financial liquidity and flexibility.
In response to increasing cases of COVID-19 and due to government mandates, hundreds of stores located in Canada, Australia and Europe had additional temporary closures during fiscal 2022, and many additional stores, while open, were operating with stringent COVID-19-related occupancy restrictions, negatively impacting our results during the third quarter and first nine months of fiscal 2022.

The below table represents total store days closed due to the COVID-19 pandemic as a percentage of potential total store days open in the third quarter and first nine months of fiscal 2022 and fiscal 2021 by segment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Marmaxx	—%	—%	—%	27%
HomeGoods	—%	—%	—%	27%
TJX Canada	—%	—%	16%	27%
TJX International	5%	3%	26%	29%
TJX Consolidated	1%	1%	6%	27%
All of our e-commerce businesses remained open throughout the first nine months of fiscal 2022. We continue to monitor developments, including government requirements and recommendations at the national, state, and local level that could result in possible additional impacts to our operations.
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

The new trade deal provides for zero customs duties and zero quotas on trade between the U.K. and the EU in goods that are produced in each of the U.K. and the EU. However, a portion of the merchandise we source in the U.K. and the EU is produced somewhere else in the world, and therefore is subject to additional customs duty costs under the new trade deal. These additional customs duties and the related operational costs have impacted the profitability of our European division, and may continue to do so, at least in the short term.
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
Net Sales
Net sales totaled $12.5 billion, $10.1 billion and $10.5 billion for the third quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Net sales from our e-commerce businesses combined amounted to less than 3% of total sales for the third quarters of fiscal 2022, fiscal 2021 and fiscal 2020.
Net sales totaled $34.7 billion, $21.2 billion and $29.5 billion for the first nine months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Net sales from our e-commerce businesses combined amounted to less than 3% of total sales for the first nine months of fiscal 2022, fiscal 2021 and fiscal 2020.
As a result of the extensive temporary store closures during fiscal 2021 due to the COVID-19 pandemic and our practice relating to the treatment of extended temporary store closures when calculating comp store sales, we had no stores classified as comp stores at the end of the third quarters of fiscal 2022 and fiscal 2021. Our historical definition of comp store sales is presented below for reference.
Open-Only Comp Store Sales
In order to provide a performance indicator for our stores as they reopened, since the second quarter of fiscal 2021, we have been temporarily reporting a new sales measure, open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021 that had to temporarily close due to the COVID-19 pandemic. For the third quarter and first nine months of fiscal 2022, this measure reports the sales increase or decrease of these stores for the days the stores were open in the current period against sales for the same days in fiscal 2020, prior to the pandemic. Open-only comp store sales of our foreign segments are calculated by translating the current year using the third quarter and the first nine months of fiscal 2020’s exchange rates.
We define customer traffic to be the number of transactions in stores and average ticket to be the average retail price of the units sold. We define average transaction or average basket to be the average dollar value of transactions.
Fiscal 2022 vs Fiscal 2021
Net sales increased 24% in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 primarily due to an increase in customer traffic. Net sales increased 64% for the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. This increase reflects the temporary closures of all our stores and online businesses during portions of the first nine months of fiscal 2021 as a result of the COVID-19 pandemic. Stores were closed for approximately 6% of the first nine months of fiscal 2022, due to temporary store closures in Europe, Canada and Australia, as compared to stores across all geographies being temporarily closed for approximately 27% of the first nine months of fiscal 2021.
Fiscal 2022 vs Fiscal 2020
Net sales increased 20% and open-only comp store sales were up 14% for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2020. Net sales increased 18% and open-only comp store sales were up 17% for the first nine months fiscal 2022 compared to the first nine months of fiscal 2020. These reflect an increase in average basket across all divisions for both periods. Customer traffic was up in the U.S., where stores were open for the entire third quarter and the first nine months of fiscal 2022, and was down in geographies where we had temporary store closures or stores operating under COVID-19-related occupancy restrictions. While our open-only comp store sales in home fashions continued to significantly exceed those of apparel, we had strong positive open-only comp store sales in apparel during the quarter and first nine months of fiscal 2022 compared to the same periods in fiscal 2020.

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
Sales excluded from comp sales (“non-comp sales”) consist of sales from:
–New stores - stores that have not yet met the comp sales criteria, which represents a substantial majority of non-comp sales
–Stores that are closed permanently or for an extended period of time
–Sales from our e-commerce sites, meaning sierra.com, tjmaxx.com, marshalls.com, tkmaxx.com and homegoods.com
We determine which stores are included in the comp sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year. Beginning in fiscal 2020, Sierra stores that fit the comp store definition were included in comp stores in our Marmaxx segment.
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

Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, was $8.8 billion, or 70.5% of net sales, $7.1 billion, or 69.8% of net sales and $7.4 billion, or 71.2% of net sales for the third quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Cost of sales, including buying and occupancy costs, was $24.6 billion or 71.0% of net sales, $16.7 billion, or 78.6% of net sales and $21.1 billion, or 71.5% of net sales for the first nine months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Fiscal 2022 vs Fiscal 2021
The increase in the total cost of sales, including buying and occupancy costs, was primarily attributable to the additional cost of merchandise sold due to a higher level of sales in the third quarter of fiscal 2022 compared to fiscal 2021. In addition, the third quarter of fiscal 2022 reflects higher supply chain costs, which were due to additional investments in distribution capacity and higher wages, as well as higher freight costs, which are both expected to continue into the next fiscal year.
The increase in the total cost of sales, including buying and occupancy costs, for the first nine months of fiscal 2022 was primarily due to the additional cost of merchandise sold due to a higher level of sales compared to fiscal 2021. Our stores were temporarily closed in the aggregate for approximately 6% of the first nine months of fiscal 2022 and approximately 27% of the first nine months of fiscal 2021. Merchandise margin significantly improved during the first nine months of fiscal 2022, primarily driven by favorable markdowns, which were partially offset by increased freight costs. In addition, supply chain costs increased due to additional investments in distribution capacity and higher wages, which, along with freight costs, are expected to continue into the next fiscal year.
Cost of sales, including buying and occupancy costs, was favorably impacted by approximately $2 million and $4 million of government programs for the third quarters of fiscal 2022 and fiscal 2021, respectively, as well as $25 million and $67 million of government programs for the first nine months of fiscal 2022 and fiscal 2021, respectively, in regions where we had temporary store closures.
Fiscal 2022 vs Fiscal 2020
The expense ratios decreased 0.7% for the third quarter of fiscal 2022 and 0.5% for the first nine months of fiscal 2022 compared to the same periods of fiscal 2020. The decreases reflect the leverage on our occupancy costs due to the strong open-only comp store sales growth as well as improved merchandise margin. Within merchandise margin, strong markon and lower markdowns collectively more than offset 1.6 percentage points of incremental freight costs in the third quarter of fiscal 2022. In addition, the expense ratio decreases were partially offset by higher supply chain costs primarily due to additional investments in distribution capacity and higher wages.
Selling, General and Administrative Expenses
SG&A expenses were $2.3 billion, or 18.3% of net sales, $2.0 billion, or 19.6% of net sales and $1.9 billion, or 18.0% of net sales for the third quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
SG&A expenses were $6.6 billion, or 19.0% of net sales, $4.8 billion, or 22.8% of net sales and $5.3 billion, or 18.0% of net sales for the first nine months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Fiscal 2022 vs Fiscal 2021
The increases in SG&A expenses for both the third quarter and the first nine months of fiscal 2022 compared to the same periods of fiscal 2021 were primarily driven by higher store payroll costs to support a higher sales volume. In addition to these costs, incentive compensation costs and other variable store costs, such as advertising spend and credit processing fees, were higher in fiscal 2022 as compared to the third quarter and the first nine months of fiscal 2021.
SG&A expenses were favorably impacted by $9 million and $29 million from government programs for the third quarter of fiscal 2022 and fiscal 2021, respectively, as well as $215 million and $377 million from government programs for the first nine months of fiscal 2022 and fiscal 2021, respectively, in regions where we had temporary store closures.
Fiscal 2022 vs Fiscal 2020
The expense ratios increased 0.3% for the third quarter of fiscal 2022 and 1.0% for the first nine months of fiscal 2022 compared to the same periods of fiscal 2020. The increases for both periods were driven by higher store payroll costs, primarily due to incremental COVID-19 related payroll costs and higher incentive compensation accruals. These costs were partially offset by credits received from government programs in fiscal 2022.

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
Interest Expense, net
The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Interest expense	$22.9	$55.8	$100.3	$148.6
Capitalized interest	(0.8)	(1.6)	(2.6)	(3.8)
Interest (income)	(1.4)	(1.3)	(3.7)	(11.2)
Interest expense, net	$20.7	$52.9	$94.0	$133.6
Net interest expense decreased for both the third quarter of fiscal 2022 and the nine months ended October 30, 2021 compared to the same periods in fiscal 2021, primarily due to the prior year’s refinancing of certain notes in December 2020 as well as the $2.75 billion pay down of outstanding debt during the first nine months of fiscal 2022.
Provision for Income Taxes
The effective income tax rate was 25.8%, 14.7% and 26.2% for the third quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The increase in the third quarter effective income tax rate is primarily due to a benefit of the jurisdictional mix of profits and losses, and the better than anticipated results, as of the third quarter of fiscal 2021.
The effective income tax rate was 25.7%, 43.9% and 25.7% for the first nine months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The decrease in the first nine months effective income tax rate of fiscal 2022 was primarily due to the significant increase in profit through the third quarter of fiscal 2022 as compared to the mix of income and losses by jurisdictions through the third quarter of fiscal 2021.
Net Income / (Loss) and Diluted Earnings (Loss) Per Share
Net income was $1.0 billion, $0.9 billion and $0.8 billion for the third quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Net income (loss) was $2.3 billion, $(0.2) billion and $2.3 billion for the first nine months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Net income per diluted share was $0.84, $0.71 and $0.68 for the third quarters of fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Net income (loss) per diluted share was $1.92, which included a second quarter debt extinguishment charge of $0.15, $(0.20) and $1.86 for the first nine months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Segment Information
We operate four main business segments. Our Marmaxx segment (T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and our HomeGoods segment (HomeGoods, Homesense and homegoods.com) both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. In addition to our four main segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest expense, net, and certain separately disclosed unusual or infrequent items. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other companies. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.
Due to the temporary closing of stores as a result of the COVID-19 pandemic, our historical definition of comp store sales is not applicable for the reported periods. In order to provide a performance indicator for our stores as they reopen, we have been temporarily reporting a new sales measure, open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021 that had to temporarily close due to the COVID-19 pandemic. This measure reports the sales increase or decrease of these stores for the days the stores were open in the third quarter and first nine months of fiscal 2022 against sales for the same days in fiscal 2020, prior to the emergence of the pandemic.
When discussing current year segment results, in addition to comparing to fiscal 2021, we may, where meaningful, also compare these results to a comparable period in fiscal 2020, prior to the emergence of the pandemic.
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
U.S. dollars in millions	October 30, 2021	October 31, 2020	November 2, 2019	October 30, 2021	October 31, 2020	November 2, 2019
Net sales	$7,214	$5,785	$6,354	$21,203	$12,442	$18,262
Segment profit	$990	$665	$820	$2,829	$56	$2,472
Segment margin	13.7%	11.5%	12.9%	13.3%	0.4%	13.5%
Stores in operation at end of period:
T.J. Maxx				1,285	1,272	1,271
Marshalls				1,148	1,134	1,125
Sierra				55	48	46
Total				2,488	2,454	2,442
Selling square footage at end of period (in thousands):
T.J. Maxx				27,905	27,732	27,728
Marshalls				26,185	25,955	25,820
Sierra				895	796	775
Total				54,985	54,483	54,323
Net Sales
Net sales for Marmaxx were $7.2 billion for the third quarter of fiscal 2022, an increase of 25% compared to $5.8 billion for the third quarter of fiscal 2021. Net sales were $21.2 billion for the first nine months of fiscal 2022, an increase of 70% compared to $12.4 billion for the first nine months of fiscal 2021. The increase for the third quarter was primarily driven by an increase in customer traffic. The increase for the first nine months reflected significant temporary store closings during the first nine months of fiscal 2021. Stores were closed for approximately 27% of the first nine months of fiscal 2021 as a result of the COVID-19 pandemic.
Net sales increased 14% compared to $6.4 billion for the third quarter of fiscal 2020 and increased 16% compared to $18.3 billion for the first nine months of fiscal 2020. Open-only comp store sales were up 11% for the third quarter of fiscal 2022 and 14% for the first nine months of fiscal 2022 compared to the same periods of fiscal 2020. The increases in open-only comp store sales for both periods were primarily driven by an increase in average basket. While our open-only comp store sales in home fashions continued to significantly exceed those of apparel, we had strong positive open-only comp store sales in apparel during the third quarter and first nine months of fiscal 2022.
Segment Profit
Fiscal 2022 vs Fiscal 2021
Segment profit was $990 million for the third quarter of fiscal 2022, an increase of $325 million, compared to a segment profit of $665 million for the third quarter of fiscal 2021. This increase was driven by additional sales, resulting in an improved segment profit margin of 13.7% for the third quarter of fiscal 2022 compared to 11.5% for the third quarter of fiscal 2021.
Segment profit was $2.8 billion for the first nine months of fiscal 2022, an increase of $2.8 billion, compared to a segment profit of $56 million for the first nine months of fiscal 2021. This increase was primarily driven by increased sales due to the temporary store closures in the first nine months of fiscal 2021. The first nine months of fiscal 2021 also benefited $171 million from government programs.
Fiscal 2022 vs Fiscal 2020
Segment profit increased by $170 million compared to a segment profit of $820 million for the third quarter of fiscal 2020. Segment profit margin increased to 13.7% for the third quarter of fiscal 2022 compared to 12.9% for the third quarter of fiscal 2020.
Segment profit increased by $357 million compared to a segment profit of $2.5 billion for the first nine months of fiscal 2020. Segment profit margin decreased to 13.3% for the first nine months of fiscal 2022 compared to 13.5% for the first nine months of fiscal 2020.
For both periods, segment profit margin reflected improved merchandise margin and leverage on occupancy costs due to the strong open-only comp store sales growth. Within merchandise margin, strong markon and lower markdowns collectively more than offset incremental freight costs. These improvements were partially offset in the third quarter and more than offset in the first nine months of fiscal 2022 by incremental COVID-19 related store payroll costs and higher supply chain costs.
Our Marmaxx e-commerce businesses, which represented less than 4% of Marmaxx’s net sales for each of the third quarter and the first nine months of fiscal 2022, fiscal 2021 and fiscal 2020, respectively, did not have a significant impact on year-over-year segment margin comparisons for the third quarter and the first nine months of fiscal 2022.

HomeGoods

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
U.S. dollars in millions	October 30, 2021	October 31, 2020	November 2, 2019	October 30, 2021	October 31, 2020	November 2, 2019
Net sales	$2,254	$1,876	$1,582	$6,479	$3,872	$4,404
Segment profit	$263	$291	$173	$697	$235	$439
Segment margin	11.7%	15.5%	10.9%	10.8%	6.1%	10.0%
Stores in operation at end of period:
HomeGoods				850	821	807
Homesense				39	34	32
Total				889	855	839
Selling square footage at end of period (in thousands):
HomeGoods				15,550	15,034	14,792
Homesense				837	733	685
Total				16,387	15,767	15,477
Net Sales
Net sales for HomeGoods were $2.3 billion for the third quarter of fiscal 2022, an increase of 20%, compared to $1.9 billion for the third quarter of fiscal 2021. The increase for the third quarter was primarily driven by an increase in customer traffic. Net sales were $6.5 billion for the first nine months of fiscal 2022, an increase of 67%, compared to $3.9 billion for the first nine months of fiscal 2021. The increase for the first nine months of fiscal 2022 reflected significant temporary store closings during the first nine months of fiscal 2021. Stores were temporarily closed for approximately 27% of the first nine months of fiscal 2021 as a result of the COVID-19 pandemic.
Net sales increased 42% compared to $1.6 billion for the third quarter of fiscal 2020 and increased 47% compared to $4.4 billion for the first nine months of fiscal 2020. Open-only comp store sales were up 34% for the third quarter of fiscal 2022 and 36% for the first nine months of fiscal 2022 compared to the same periods of fiscal 2020. The increases in open-only comp store sales for both periods were driven by an increase in customer traffic and average basket.
Segment Profit
Fiscal 2022 vs Fiscal 2021
Segment profit was $263 million for the third quarter of fiscal 2022, a decrease of $28 million compared to a segment profit of $291 million for the third quarter of fiscal 2021. The decrease for the third quarter was due to lower merchandise margin primarily driven by increased freight costs and lower markon.
Segment profit was $697 million for the first nine months of fiscal 2022, an increase of $462 million compared to a segment profit of $235 million for the first nine months of fiscal 2021. The increase for the first nine months of fiscal 2022 was primarily driven by increased sales due to the temporary store closures in the first nine months of fiscal 2021, partially offset by lower merchandise margin due to increased freight costs and lower markon. The first nine months of fiscal 2021 also benefited from $46 million of government programs.
Fiscal 2022 vs Fiscal 2020
Segment profit increased by $90 million compared to a segment profit of $173 million for the third quarter of fiscal 2020. Segment profit margin increased to 11.7% for the third quarter of fiscal 2022 compared to 10.9% for the third quarter of fiscal 2020. The increase in segment profit margin was primarily driven by expense leverage on our occupancy and administrative costs due to the strong open-only comp store sales growth, partially offset by higher supply chain costs. Merchandise margin was up slightly with strong markon and lower markdowns mostly offset by incremental freight costs.
Segment profit increased by $258 million compared to a segment profit of $439 million for the first nine months of fiscal 2020. Segment profit margin increased to 10.8% for the first nine months of fiscal 2022 compared to 10.0% for the first nine months of fiscal 2020. The increase in segment profit margin was primarily driven by the expense leverage on our occupancy and administrative costs due to the strong open-only comp store sales growth. This increase was partially offset by higher supply chain costs, incremental COVID-19 related store payroll costs and higher store wages, as well as lower merchandise margin. Within merchandise margin, incremental freight costs more than offset lower markdowns and strong markon.
During the third quarter of fiscal 2022, HomeGoods made online shopping available at www.homegoods.com.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
U.S. dollars in millions	October 30, 2021	October 31, 2020	November 2, 2019	October 30, 2021	October 31, 2020	November 2, 2019
Net sales	$1,301	$1,028	$1,082	$3,088	$1,999	$2,897
Segment profit	$169	$177	$170	$359	$101	$386
Segment margin	13.0%	17.2%	15.7%	11.6%	5.1%	13.3%
Stores in operation at end of period:
Winners				292	280	279
HomeSense				147	143	136
Marshalls				106	102	97
Total				545	525	512
Selling square footage at end of period (in thousands):
Winners				6,279	6,015	5,986
HomeSense				2,733	2,644	2,490
Marshalls				2,220	2,141	2,043
Total				11,232	10,800	10,519
Net Sales
Net sales for TJX Canada were $1.3 billion for the third quarter of fiscal 2022, an increase of 27% compared to $1.0 billion for the third quarter of fiscal 2021. The increase for the third quarter was primarily driven by an increase in customer traffic and average basket. Net sales were $3.1 billion for the first nine months of fiscal 2022, an increase of 54% compared to $2.0 billion for the first nine months of fiscal 2021. The increase for the nine-month period reflected temporary store closings, which were approximately 16% of the first nine months of fiscal 2022, and 27% of the first nine months of fiscal 2021, as a result of the COVID-19 pandemic.
Net sales for TJX Canada increased 20% compared to $1.1 billion for the third quarter of fiscal 2020 and increased 7% compared to $2.9 billion for the first nine months of fiscal 2020. On a constant currency basis, net sales increased 14% for the third quarter and 1% for the first nine months of fiscal 2022, respectively. Open-only comp store sales were up 8% for the third quarter of fiscal 2022 and up 11% for the first nine months of fiscal 2022 compared to the same periods of fiscal 2020. The increases in open-only comp store sales were driven by an increase in average basket, partially offset by reduced customer traffic.
Segment Profit
Fiscal 2022 vs Fiscal 2021
Segment profit was $169 million for the third quarter of fiscal 2022, a decrease of $8 million compared to a segment profit of $177 million for the third quarter of fiscal 2021. The decrease for the third quarter was primarily due to lower merchandise margin driven by higher freight costs, partially offset by improved markon.
Segment profit was $359 million for the first nine months of fiscal 2022, an increase of $258 million compared to a segment profit of $101 million for the first nine months of fiscal 2021. The increase for the first nine months of fiscal 2022 was primarily driven by increased sales due to having fewer temporary store closures in fiscal 2022 compared to the same periods in fiscal 2021. The third quarter and the first nine months of fiscal 2022 also reflected $10 million and $84 million, respectively, of government programs compared to $27 million for the third quarter and $131 million for the first nine months of fiscal 2021.
Fiscal 2022 vs Fiscal 2020
Segment profit was flat compared to the third quarter of fiscal 2020. Segment profit margin decreased to 13.0% for the third quarter of fiscal 2022 compared to 15.7% for the third quarter of fiscal 2020. The decrease in segment profit margin was primarily driven by higher supply chain costs, the unfavorable impact of the mark-to-market on inventory derivatives and incremental COVID-19 related costs. Merchandise margin improved due to higher markon and lower markdowns, mostly offset by incremental freight. The segment profit decrease was partially offset by expense leverage on our occupancy and administrative costs due to the strong open-only comp store sales growth.
Segment profit decreased $27 million compared to a segment profit of $386 million for the first nine months of fiscal 2020. Segment profit margin decreased to 11.6% for the first nine months of fiscal 2022 compared to 13.3% for the same period of fiscal 2020. The decrease in segment profit margin was primarily driven by higher supply chain costs, incremental COVID-19 related costs, net of government programs, and higher incentive compensation costs. This was partially offset by improved merchandise margin, which reflected strong markon and lower markdowns that collectively offset incremental freight costs.

TJX International

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
U.S. dollars in millions	October 30, 2021	October 31, 2020	November 2, 2019	October 30, 2021	October 31, 2020	November 2, 2019
Net sales	$1,764	$1,429	$1,433	$3,926	$2,881	$3,947
Segment profit (loss)	$127	$87	$99	$79	$(303)	$178
Segment margin	7.2%	6.1%	6.9%	2.0%	(10.5)%	4.5%
Stores in operation at end of period:
T.K. Maxx				618	602	594
Homesense				78	78	78
T.K. Maxx Australia				66	60	54
Total				762	740	726
Selling square footage at end of period (in thousands):
T.K. Maxx				12,412	12,131	11,999
Homesense				1,142	1,142	1,149
T.K. Maxx Australia				1,172	1,077	990
Total				14,726	14,350	14,138
Net Sales
Net sales for TJX International were $1.8 billion for the third quarter of fiscal 2022, an increase of 23% compared to $1.4 billion for the third quarter of fiscal 2021. Net sales were $3.9 billion for the first nine months of fiscal 2022, an increase of 36% compared to $2.9 billion for the first nine months of fiscal 2021. The increase for the third quarter of fiscal 2022 was primarily driven by an increase in customer traffic and average basket. The increase for the nine-month period reflected temporary store closings, as a result of the COVID-19 pandemic, which were approximately 26% of the first nine months of fiscal 2022, and 29% of the first nine months of fiscal 2021.
Net sales for TJX International increased 23% compared to $1.4 billion for the third quarter of fiscal 2020 and decreased 1% compared to $3.9 billion for the first nine months of fiscal 2020. On a constant currency basis, net sales increased 14% for the third quarter and decreased 8% for the first nine months of fiscal 2022 compared to the same periods of fiscal 2020. Open-only comp store sales were up 10% for the third quarter of fiscal 2022 and up 11% for the first nine months of fiscal 2022 compared to the same periods of fiscal 2020. The increases in open-only comp store sales were driven by an increase in average basket, partially offset by reduced customer traffic.
E-commerce sales represented less than 6% of TJX International’s net sales for both the third quarters and first nine months of fiscal 2022, fiscal 2021 and fiscal 2020.
Segment Profit / (Loss)
Fiscal 2022 vs Fiscal 2021
Segment profit was $127 million for the third quarter of fiscal 2022, an increase of $40 million compared to a segment profit of $87 million for the third quarter of fiscal 2021. This increase was driven by additional sales resulting in an improved segment profit margin of 7.2% for the third quarter of fiscal 2022 compared to 6.1% for the third quarter of fiscal 2021.
Segment profit was $79 million for the first nine months of fiscal 2022, an increase of $382 million compared to a segment loss of $(303) million for the first nine months of fiscal 2021. The increase in segment profit for the first nine months of fiscal 2022 was primarily driven by improved merchandise margin due to lower markdowns. The first nine months of fiscal 2022 reflected $157 million of government programs compared to $90 million for the nine months of fiscal 2021.
Fiscal 2022 vs Fiscal 2020
Segment profit increased $28 million compared to a segment profit of $99 million for the third quarter of fiscal 2020. Segment profit margin increased to 7.2% for the third quarter of fiscal 2022 compared to 6.9% for the third quarter of fiscal 2020. The increase in segment profit margin was primarily driven by expense leverage on occupancy costs due to strong open-only comp store growth and the favorable impact of the mark-to-market on inventory derivatives. These increases were partially offset by higher store payroll which includes incremental COVID-19 related costs and higher supply chain costs.
Segment profit decreased $99 million compared to a segment profit of $178 million for the first nine months of fiscal 2020. The decrease in segment profit was primarily driven by a reduction in sales due to the temporary store closures for the first nine months of fiscal 2022. Segment profit was favorably impacted by the government programs received in the first nine months of fiscal 2022.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
General corporate expense	$148	$150	$472	$374
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
The slight decrease in general corporate expense for the third quarter of fiscal 2022 was primarily due to timing of funding to TJX’s charitable foundations offset by higher share-based and incentive compensation costs in fiscal 2022. The increase in general corporate expense for the first nine months of fiscal 2022 was primarily driven by higher share-based and incentive compensation costs partially offset by a favorable mark-to-market adjustment on fuel hedges.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
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
We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended October 30, 2021, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs over the next twelve months.
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by bank borrowings and the issuance of commercial paper. As of October 30, 2021, there were no short-term bank borrowings or commercial paper outstanding. We monitor debt financing markets on an ongoing basis and from time to time may incur additional long-term indebtedness depending on prevailing market conditions, liquidity requirements, existing economic conditions and other factors. In the first nine months of fiscal 2022 we have used, and in the future we may use, operating cash flow and cash on hand to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we may, from time to time, seek to retire, redeem, prepay or purchase our outstanding debt through redemptions, cash purchases, prepayments, refinancings and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our operating cash flow and/or cash on hand to repay our debt, it will reduce the amount of cash available for additional capital expenditures.
As of October 30, 2021, we held $6.8 billion in cash. Approximately $1.5 billion of our cash was held by our foreign subsidiaries with $0.7 billion held in countries where we indefinitely reinvest any undistributed earnings. TJX provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through October 30, 2021. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
Operating Activities
Operating activities resulted in net cash inflows of $1.9 billion for the nine months ended October 30, 2021 and $4.3 billion for the nine months ended October 31, 2020.
Operating cash flows decreased compared to fiscal 2021 primarily due to the $5.0 billion change in merchandise inventories net of accounts payable, driven by higher inventory levels in fiscal 2022 as well as timing of merchandise payments in fiscal 2021. In addition, operating cash flows were negatively impacted by the $0.3 billion decrease in net operating lease liabilities due to the repayment of many of the rent deferrals negotiated in fiscal 2021. The decrease in operating cash flows was partially offset by an increase in net income. Temporary store closures in fiscal 2021 resulted in a net loss of $0.2 billion in the first nine months of fiscal 2021 compared to net income of $2.3 billion for the first nine months of fiscal 2022.

Investing Activities
Investing activities resulted in net cash outflows of $0.7 billion for the nine months ended October 30, 2021 and $0.4 billion for the nine months ended October 31, 2020. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first nine months of fiscal 2022 primarily reflected property additions for new stores, store improvements and renovations as well as investments in our distribution centers and offices, including buying and merchandising systems and other information systems. Our expected fiscal 2022 capital investments total $1.2 billion to $1.4 billion. We plan to fund these expenditures through cash flows from operations.
Financing Activities
Financing activities resulted in net cash outflows of $4.9 billion for the first nine months of fiscal 2022 and net cash inflows of $3.5 billion for the nine months ended October 31, 2020.
Debt
The cash outflows in the first nine months of fiscal 2022 were due to the completion of make-whole calls and the redemption at par of certain of our notes during the first half of fiscal 2022. On June 4, 2021, we completed make-whole calls for our $1.25 billion principal outstanding, 3.50% Notes due April 15, 2025, and our $750 million principal outstanding, 3.75% Notes due April 15, 2027, both of which series of notes were issued in the first quarter of fiscal 2021 in response to the COVID-19 pandemic. As a result of these redemptions prior to their scheduled maturities, we recorded a pre-tax debt extinguishment charge of $242 million in the second quarter of fiscal 2022. Additionally, in the first quarter of fiscal 2022, we redeemed $750 million principal outstanding, 2.75% Notes due June 15, 2021. The result of these debt redemptions resulted in a $2.75 billion reduction of outstanding debt since the beginning of fiscal 2022 and will result in more than $90 million of annualized interest expense savings. The cash inflows in the first nine months of fiscal 2021 were a result of completing the issuance and sale of $4 billion aggregate principal amount of notes. For additional information on these transactions, see Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
Equity
In March 2020, in connection with the actions taken related to the COVID-19 pandemic, we suspended our share repurchase program. During the second quarter of fiscal 2022, we lifted the temporary suspension of our repurchase program and we plan to repurchase approximately $1.75 billion to $2 billion of stock in fiscal 2022 under our previously authorized stock repurchase programs. Under our stock repurchase programs, we paid $1.1 billion to repurchase and retire 16.3 million shares of our stock on a settlement basis in the first nine months of fiscal 2022. Prior to the temporary suspension of our share repurchase program related to the COVID-19 pandemic, we paid $0.2 billion to repurchase and retire 3.4 million shares on a settlement basis in the first nine months of fiscal 2021. These outflows were partially offset by proceeds from the exercise of employee stock options, net of shares withheld for taxes in the first nine months of fiscal 2021. As of October 30, 2021, approximately $1.9 billion remained available under our existing stock repurchase programs. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock of $0.26 per share for each of the quarters in fiscal 2022 and expect to declare a similar dividend in the fourth quarter of fiscal 2022, subject to approval by the Board of Directors. As a result of the uncertainty surrounding the COVID-19 pandemic, no dividends were declared in the first nine months of fiscal 2021. Cash payments for dividends on our common stock totaled $0.9 billion for the first nine months of fiscal 2022 and $0.3 billion for the first nine months of fiscal 2021.
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

FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: the ongoing COVID-19 pandemic and associated containment and remediation efforts; execution of buying strategy and inventory management; various marketing efforts; customer trends and preferences; competition; operational and business expansion; management of large size and scale; merchandise sourcing and transport; labor costs and workforce challenges; personnel recruitment, training and retention; data security and maintenance and development of information technology systems; corporate and retail banner reputation; cash flow; expanding international operations; fluctuations in quarterly operating results and market expectations; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; inventory or asset loss; economic conditions and consumer spending; market instability; serious disruptions or catastrophic events; disproportionate impact of disruptions in the final quarter of the fiscal year; commodity availability and pricing; adverse or unseasonable weather; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2021 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 30, 2021 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2022 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
August 1, 2021 through August 28, 2021	1,564,720	$72.86	1,564,720	$2,571,693,466
August 29, 2021 through October 2, 2021	4,794,822	$70.22	4,794,822	$2,234,981,781
October 3, 2021 through October 30, 2021	5,389,747	$64.81	5,389,747	$1,885,693,972
Total	11,749,289		11,749,289
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2019 and 2020, TJX announced stock repurchase programs authorizing $1.5 billion and $1.5 billion, respectively, in repurchases of TJX common stock from time to time. As of October 30, 2021, approximately $1.9 billion in aggregate remained available under both plans. In March 2020, as a result of the COVID-19 pandemic, TJX suspended its share repurchase program. During the second quarter of fiscal 2022, the Company reinstated its share repurchase program.
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
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: November 30, 2021
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)